Form 10-Q
period 1995-08-31
WALTER INDUSTRIES INC /NEW/
filed 1995-11-09
CIK 837173

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549


                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTER ENDED AUGUST 31, 1995

                          Commission File Number
                                                ----------


                          WALTER INDUSTRIES, INC.



Incorporated in Delaware      IRS Employer Identification No. 13-3429953

                1500 North Dale Mabry, Tampa, Florida  33607

                       Telephone Number 813-871-4811



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    .  No  X .  Walter
                                               ---      ---
Industries, Inc. has not been subject to such filing requirements for the past 90 days.


There were 50,494,313 shares of common stock of the registrant outstanding at August 31, 1995.

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                  ----------------------------------------
                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------
                                (UNAUDITED)

                                                   August 31,         May 31,
                                                     1995              1995
                                                   ----------       ----------
                                                          (in thousands)
ASSETS
------

Cash (includes short-term investments of
 $52,167,000 and $84,872,000) (Note 3)            $    83,048        $  128,007
Short-term investments, restricted (Note 3)           140,829           128,002
Instalment notes receivable (Note 4)                4,227,775         4,256,866
Less - Provision for possible losses               (   26,389)        (  26,556)
      Unearned time charges                        (2,851,641)       (2,869,282)
Trade and other receivables, less $8,133,000
 and $7,998,000 provision for possible losses         178,628           182,822
Federal income tax receivable                          99,875            99,875
Inventories, at lower of cost (first in
 first out or average) or market:
     Finished goods                                   100,657           111,792
     Goods in process                                  30,899            29,593
     Raw materials and supplies                        51,340            53,453
     Houses held for resale                             1,709             1,599

Prepaid expenses                                        9,641            12,694

Property, plant and equipment, at cost              1,198,162         1,186,407
 Less - Accumulated depreciation,
        depletion and amortization                 (  541,312)        ( 523,615)

Investments and other assets                           49,788            49,889
Deferred income taxes                                  11,275            16,544
Unamortized debt expense                               32,397            34,167
Excess of purchase price over net
 assets acquired (Note 1)                             362,671           372,896
                                                  -----------        ----------
                                                  $ 3,159,352        $3,245,153
                                                  ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Bank overdrafts (Note 3)                          $    24,700        $   33,746
Accounts payable and accrued expenses                 201,642           259,044
Income taxes payable                                   53,638            53,261
Long-term senior debt                               2,181,627         2,220,370
Accrued interest                                       51,446            37,854
Accumulated postretirement health
 benefits obligation                                  233,679           228,411
Other long-term liabilities                            51,605            51,693

Stockholders' equity (Note 6):
 Common stock                                             505               505
 Capital in excess of par value                     1,159,384         1,159,384
 Retained earnings (deficit)                      (   792,924)        ( 793,165)
 Excess of additional pension liability over
  unrecognized prior years service cost            (    5,950)        (   5,950)
                                                   ----------        ----------

     Total stockholders' equity                       361,015           360,774
                                                  -----------       -----------

                                                  $ 3,159,352       $ 3,245,153
                                                  ===========       ===========

                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                  ----------------------------------------
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   -------------------------------------
                                (UNAUDITED)


                                                 For the three months ended
                                                        August 31,
                                                 ------------     ---------
                                                      1995          1994
                                                 ------------    ----------
                                                      (in thousands except
                                                        per share amount)
Sales and revenues:
  Net sales                                         $ 316,107     $ 277,152
  Time charges                                         56,355        56,749
  Miscellaneous                                         7,686         5,321
  Interest income from Chapter 11
   proceedings (Note 1)                                  -            1,418
                                                    ---------     ---------
                                                      380,148       340,640
                                                    ---------     ---------
Costs and expenses:
  Cost of sales                                       249,833       224,119
  Depreciation, depletion and amortization             18,517        16,757
  Selling, general and administrative                  33,104        32,350
  Postretirement health benefits                        6,679         6,647
  Provision for possible losses                           938         1,297
  Chapter 11 costs (Note 1)                              -            4,149
  Interest and amortization of debt discount
    and expense                                        54,581        36,463
  Amortization of excess of purchase price
    over net assets acquired (Note 1)                  10,225        10,568
                                                    ---------     ---------
                                                      373,877       332,350
                                                    ---------     ---------
                                                        6,271         8,290

Income tax benefit (expense):
  Current                                            (    761)     ( 12,895)
  Deferred                                           (  5,269)        6,038
                                                    ---------     ---------
Net income                                          $     241     $   1,433
                                                    =========     =========

Net income per share - Primary                      $    -
                                                    =========




The results of operations for the three month periods ended August 31, 1995 and 1994 are not necessarily indicative of results of operations for a full fiscal year. All of the amounts are unaudited, but, in the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of each period have been made. Per share information for the three months ended August 31, 1994 is not relevant given the significant change in capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see Note 1).

                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                  ----------------------------------------
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               ----------------------------------------------
                                (UNAUDITED)



                                                 For the three months ended
                                                        August 31,
                                                 --------------------------
                                                      1995           1994
                                                 ------------     ---------
                                                        (in thousands)
OPERATIONS
----------
  Net income                                        $     241     $   1,433
  Charges to income not affecting cash:
    Depreciation, depletion and amortization           18,517        16,757
    Provision for deferred income taxes                 5,269      (  6,038)
    Accumulated postretirement health
     benefits obligation                                5,268         6,199
    Provision for other long-term liabilities        (     88)     (    324)
    Amortization of excess purchase price
     over net assets acquired (Note 1)                 10,225        10,568
    Amortization of debt discount and expense           1,942         3,318
                                                    ---------     ---------
                                                       41,374        31,913
  Decrease (increase) in:
    Short-term investments, restricted               ( 12,827)        8,887
    Instalment notes receivable, net (Note 4)          11,283         2,532
    Trade and other receivables, net                    4,194      (  6,110)
    Inventories                                        11,832        12,800
    Prepaid expenses                                    3,053         2,226

  Increase(decrease) in:
    Bank overdrafts (Note 3)                         (  9,046)     ( 11,933)
    Accounts payable and accrued expenses            ( 25,420)     ( 11,508)
    Income taxes payable                                  377         6,824
    Accrued interest                                   13,594        12,625
    Liabilities subject to Chapter 11
     proceedings (Note 1):
      Accounts payable                                   -               10
                                                    ---------     ---------
       Cash flows from operations                      38,414        48,266
                                                    ---------     ---------

FINANCING ACTIVITIES
--------------------
  Retirement of long-term senior debt                ( 38,743)     ( 30,716)
  Additions to unamortized debt expense              (    172)         -
  Payment of liabilities subject to
    Chapter 11 proceedings (Note 1)                  ( 31,984)         -
                                                    ---------     ---------
     Cash flows from financing activities            ( 70,899)     ( 30,716)
                                                    ---------     ---------

INVESTING ACTIVITIES
--------------------
  Additions to property, plant and
   equipment, net of normal retirements              ( 12,575)     ( 11,280)
  Increase (decrease) in investments and
    other assets                                          101      (     16)
                                                    ---------     ---------
     Cash flows from investing activities            ( 12,474)     ( 11,296)
                                                    ---------     ---------

Net increase (decrease) in cash and
  cash equivalents                                   ( 44,959)        6,254
Cash and cash equivalents at beginning
  of period                                           128,007       203,303
                                                    ---------     ---------
Cash and cash equivalents at end
  of period (Note 3)                                $  83,048     $ 209,557
                                                    =========     =========

                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                  ----------------------------------------
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                              AUGUST 31, 1995
                              ---------------
                                (UNAUDITED)


Note 1 - Recent History

Walter Industries, Inc. (formerly Hillsborough Holdings Corporation) (the "Company") was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed.
On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or relate to the Consensual Plan.


Note 2 - Principles of Consolidation

The Company through its direct and indirect subsidiaries currently offers a diversified line of products and services for homebuilding, water and waste water transmission, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances have been eliminated.


Note 3 - Cash and Restricted Short-Term Investments

Cash includes short-term investments with original maturities of less than one year. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as bank overdrafts.

Restricted short-term investments include temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV and V ($116,501,000). These funds are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts. Miscellaneous other segregated accounts restricted to specific uses ($24,328,000), are also included in restricted short-term investments.

                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

Note 4 - Instalment Notes Receivable

The net decrease in instalment notes receivable for the three month periods ended August 31, 1995 and 1994 consists of sales and resales, net of repossessions and provision for possible losses, of $36,250,000 and $38,792,000 and cash collections on account, payouts in advance of maturity and reductions in account balances (only in the three months ended August 31, 1995 resulting from settlement agreements entered into with South Carolina and Texas homeowners. See Note 5) of $47,533,000 and $41,324,000, respectively. The cost of the settlement agreements was accrued in the fiscal year ended May 31, 1995.

Mid-State Trusts II, III, and IV are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trust III and Trust IV. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State from the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes with outstanding balances at August 31, 1995 of $562,250,000; $167,495,000, and $943,032,000,
respectively. The assets of Trust II, Trust III and Trust IV, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Of the gross amount of instalment notes receivable at August 31, 1995 of $4,227,775,000 with an economic balance of $2,041,204,000, receivables owned by Trust II had a gross book value of $1,335,400,000 and an economic balance of $814,879,000, receivables owned by Trust III had a gross book value of $458,963,000 and an economic balance of $233,948,000, and receivables owned by Trust IV had a gross book value of $1,928,198,000 and an economic balance of $802,161,000. Mid-State Trust V, a business trust in which Mid-State Homes holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes, Inc. ("Jim Walter Homes"). At August 31, 1995, receivables owned by Mid-State Trust V had a gross book value of $376,051,000 and an economic balance of $136,742,000, with outstanding borrowings of $15,000,000.


Note 5 - Litigation and Other Matters

South Carolina Class Actions
----------------------------

As previously reported in Note 11 of Notes to Financial Statements for the year ended May 31, 1995, Jim Walter Homes and Mid-State have filed an adversary action for declaratory judgment against all South Carolina homeowners who purchased their homes between July 1, 1982 and December 27, 1989.

On September 15, 1995, Jim Walter Homes and Mid-State entered into a Stipulation and Settlement Agreement with the South Carolina homeowners substantially along the lines previously reported. On September 25, 1995, the Bankruptcy Court

                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

entered an order that provisionally certified the settlement class, provisionally approved the settlement reached, provisionally designated the class representatives and provisionally designated class counsel. The order also provides that any homeowner that does not want to be a member of the proposed class must file with the Bankruptcy Court on or before November 6, 1995 a notice of their intention to "opt out" or not participate in the agreement. The Bankruptcy Court has set a hearing for November 14, 1995 to determine the fairness of the settlement.

Texas Litigation
----------------

As previously reported in Note 11 of Notes to Financial Statements for the year ended May 31, 1995, Jim Walter Homes and Mid-State reached a settlement on litigation brought by certain homeowners in Texas. Certain of the Texas homeowners (52 in number) have not signed the settlement documents and Jim Walter Homes and Mid-State continue to work with their counsel. The Bankruptcy Court has set a hearing for April 12, 1996 to discuss the status of the non-settling homeowners. The settling homeowners who have a remaining account balance began making monthly payments on September 15, 1995.


Note 6 - Stockholders' Equity

As of August 31, 1995, there were 50,494,313 shares of common stock outstanding. Pursuant to the Consensual Plan, 494,313 additional shares were issued on September 13, 1995 to all former stockholders of the Company as of the Effective Date of the Consensual Plan. Also on September 13, 1995, pursuant to the Consensual Plan, 3,880,140 additional shares of common stock were issued to an escrow account. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to all former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and cancelled.


Note 7 - Segment Information

Information relating to the Company's business segments is set forth below. Due to divestitures of several building materials subsidiaries in recent years, the Company has restructured certain of its segment information. Prior year information has been restated.

                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)




                                               Three months ended August 31,
                                               -----------------------------
                                                    1995             1994
                                               -----------        ---------
                                                     (in thousands)
Sales and Revenues:

  Homebuilding and related financing                $ 100,764     $ 103,082
  Water and waste water transmission products         119,448       105,334
  Natural resources                                    89,515        68,612
  Industrial and other products                        69,559        61,951
  Corporate                                               862         1,661
                                                    ---------     ---------

      Consolidated sales and revenues               $ 380,148     $ 340,640
                                                    =========     =========

Contributions to Operating Income (a):

  Homebuilding and related financing                $  13,884     $  11,419
  Water and waste water transmission products           8,817         7,361
  Natural resources                                     7,124      (  2,124)
  Industrial and other products                         1,867         1,737
                                                    ---------     ---------
                                                       31,692        18,393
    Less-Unallocated corporate interest and
      other expense (b)                              ( 25,421)     ( 10,103)
    Income taxes                                     (  6,030)     (  6,857)
                                                    ---------     ---------

      Net income                                   $      241     $   1,433
                                                   ==========     =========




  (a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $10,225,000 in 1995 and $10,568,000 in 1994. A breakdown by segment is as follows:



                                                  Three months ended August 31,
                                                  -----------------------------
                                                      1995             1994
                                                  -----------       -----------
                                                         (in thousands)

         Homebuilding and related financing          $  8,125      $  8,470
         Water and waste water transmission
           products                                     3,079         3,078
         Natural resources                            (   335)      (   335)
         Industrial and other products                    664           663
         Corporate                                    ( 1,308)      ( 1,308)
                                                    ---------      --------
                                                     $ 10,225      $ 10,568
                                                     ========      ========


  (b) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $31,653,000 in 1995 and $31,120,000 in 1994.
         The balance of unallocated expenses consisting of unallocated interest, corporate expenses and Chapter 11 costs (net of Chapter 11 interest income) in 1994 are attributable to all groups and cannot be reasonably allocated to specific groups.

                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


Note 8 - Prior Period Adjustments

The Company has restated its previously issued Segment Information - Contributions to Operating Income, for the three years in the period ended May 31, 1995 to reflect amortization of excess of purchase price over net assets acquired (goodwill) by operating segment, which amortization was previously included in unallocated corporate interest and other expense.

Contributions to Operating Income (as previously reported):

                                                        For the years ended May 31,
                                                   ---------------------------------------
                                                       1995         1994          1993
                                                   ----------    ----------     ----------
                                                               (in thousands)
Homebuilding and related financing                  $  76,525     $ 101,954      $  88,902
Industrial and other products                          11,902        13,851         11,301
Water and waste water transmission products            28,454        25,641         16,040
Natural resources                                      20,072      (  1,175)        50,807
                                                    ---------     ---------      ---------
                                                      136,953       140,271        167,050

  Less - Unallocated corporate interest
         and other expense (a)                       (666,048)     (104,179)      ( 96,128)
  Income taxes                                        170,450      ( 28,917)      ( 24,328)
                                                    ---------     ---------      ---------
     Income (loss) from operations                 $ (358,645)    $   7,175      $  46,594
                                                   ==========     =========      =========




Contributions to Operating Income (as restated):


                                                            For the years ended May 31,
                                                    --------------------------------------
                                                       1995          1994           1993
                                                    ---------     ---------      ---------

                                                             (in thousands)
Homebuilding and related financing                  $  44,822     $  61,763      $  57,828
Industrial and other products                           9,275        11,227          8,676
Water and waste water transmission products            16,240        13,426          3,763
Natural resources                                      21,400           152         52,135
                                                    ---------     ---------      ---------
                                                       91,737        86,568        122,402

  Less - Unallocated corporate interest
         and other expense (a)                       (620,832)     ( 50,476)      ( 51,480)
  Income taxes                                        170,450      ( 28,917)      ( 24,328)
                                                    ---------     ---------      ---------
     Income (loss) from operations                 $ (358,645)    $   7,175      $  46,594
                                                   ==========    ==========     ==========

(a) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $131,560,000, $128,828,000 and $137,945,000 in
        1995, 1994 and 1993, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company emerged from bankruptcy on March 17, 1995. Accordingly, the Company's Consolidated Statement of Operations for the three months ended August 31, 1995 is not comparable to the Consolidated Statement of Operations for the period ended August 31, 1994.

The following unaudited pro forma consolidated statement of operations for the three months ended August 31, 1994 has been prepared to illustrate the estimated effects of the Consensual Plan and related financings as if they had occurred as of June 1, 1994. This discussion should be read in conjunction with such pro forma consolidated statement of operations and the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries for the three months ended August 31, 1995, particularly Note 7 - "Segment Information" which presents sales and operating income by operating group.


                         Pro Forma Consolidated Statement of Operations
                                          (Unaudited)


                                               For the three months ended August 31, 1994
                                               -------------------------------------------
                                                As Reported     Adjustments     Pro Forma
                                               --------------   ------------   -----------
                                                       (in thousands except
                                                          per share amount)
Sales and Revenues
  Net sales                                        $  277,152                  $   277,152
  Time charges                                         56,749                       56,749
  Miscellaneous                                         5,321                        5,321
  Interest income from Chapter 11 proceedings           1,418   $ (  1,418)(1)        -
                                                   ----------   ----------     -----------
                                                      340,640     (  1,418)        339,222
                                                   ----------   ----------     -----------
Cost and expenses:
  Cost of sales                                       224,119                      224,119
  Depreciation, depletion and amortization             16,757                       16,757
  Selling, general and administrative                  32,350                       32,350
  Postretirement health benefits                        6,647                        6,647
  Provision for possible losses                         1,297                        1,297
  Chapter 11 costs                                      4,149     (  4,149)(2)        -
  Interest and amortization of debt discount
    and expense                                        36,463       19,543 (3)      56,006
  Amortization of excess of purchase price
    over net assets acquired                           10,568                       10,568
                                                   ----------   ----------     -----------
                                                      332,350       15,394         347,744
                                                   ----------   ----------     -----------
                                                        8,290     ( 16,812)      (   8,522)

Income tax benefit (expense)                        (   6,857)       6,376 (4)   (     481)
                                                   ----------   ----------     -----------
Net income (loss)                                  $    1,433   $ ( 10,436)    $ (   9,003)
                                                   ==========   ===========    ============

Net loss per share                                                              $(     .18)(5)
                                                                               ===========
Weighted average shares outstanding                                             50,494,313

--------------
Changes from the historical financial statement in the pro forma consolidated statement of operations consist of the following adjustments (all amounts in thousands):

(1) Interest income from Chapter 11 proceedings of $1,418, which would not have been realized assuming the Consensual Plan became effective June 1, 1994, has been eliminated.

(2) Chapter 11 costs of $4,149, which would not have been incurred assuming the Consensual Plan became effective June 1, 1994, have been eliminated.

(3) Interest and amortization of debt discount and expense has been increased $19,543 to give retroactive effect as if all indebtedness to be repaid pursuant to the Consensual Plan was so done as of June 1, 1994 and the $490 million of Series B Senior Notes had been outstanding for the full three months ended August 31, 1994. Borrowings under the Trust IV Asset Backed Notes were assumed to increase during the period June 1, 1994 through August 31, 1994 proportionately with the comparable period increase in the outstanding economic balance of the instalment notes sold by Mid-State to Trust IV on March 16, 1995. No borrowings were assumed under the Mid-State Trust V Variable Funding Loan Agreement as this time period was prior to the Mid-State Trust IV cut off date for purchases of instalment notes from Mid-State. No working capital borrowings were assumed under the Bank Revolving Credit Facility. Pro forma interest expense, however, includes letter of credit fees and unused working capital commitment fees.

(4) The provision for income taxes has been adjusted at the applicable statutory rates to give effect to the pro forma adjustments described above.

(5) Net loss per share has been computed based on the weighted average number of common shares outstanding.


Results of Operations
Three months ended August 31, 1995 and 1994
-------------------------------------------

Net sales and revenues for the three months ended August 31, 1995 increased $40.9 million, or 12.1%, over the prior year period (on a pro forma basis), with an 9.4% increase in volume and a 2.7% increase in pricing and/or mix. The increase in net sales and revenues was the result of improved sales and revenues in the Water and Waste Water Transmission Products, Natural Resources and Industrial and Other Products Groups, partially offset by lower sales and revenues in the Homebuilding and Related Financing Group.

Water and Waste Water Transmission Products Group sales and revenues were $14.1 million, or 13.4%, ahead of the prior year period. The increase was the result of higher sales prices and volumes for ductile iron pressure pipe, fittings and valves and hydrants and improved castings sales prices. The order backlog at August 31, 1995 was 124,456 tons, which represents approximately three months shipments, compared to 127,885 tons at August 31, 1994 and 121,548 tons at May 31, 1995. Operating income of $8.8 million exceeded the prior year period by $1.5 million. The improved performance resulted from the increased sales prices and volumes, partially offset by higher raw material costs, especially scrap, a major raw material component.

Natural Resources Group sales and revenues exceeded the prior year period by $20.9 million, or 30.5%. The increase resulted from greater sales volumes for coal and methane gas and higher outside coal, gas and timber royalty income, partially offset by lower average selling prices for coal and methane gas. A total of 1.92 million tons of coal was sold in the 1995 period versus 1.40 million tons in the 1994 period, a 37% increase. The increase in tonnage sold was the result of greater shipments to Alabama Power Company ("Alabama Power"), Japanese steel mills and certain export customers. Increased shipments to Alabama Power were the result of a new agreement signed May 10, 1994 (the "New Alabama Power Contract") for the sale and purchase of coal, replacing the 1979 contract and the 1988 amendment thereto. Under the New Alabama Power Contract, Alabama Power will purchase 4.0 million tons of coal per year from Jim Walter Resources during the period July 1, 1994 through August 31, 1999. In addition, Jim Walter Resources will have the option to extend the New Alabama Power Contract through August 31, 2004, subject to mutual agreement on the market pricing mechanism and certain other terms and conditions of such extension. The New Alabama Power Contract has a fixed price subject to an escalation based on the Consumer Price Index or another appropriate published index and adjustments for government impositions and quality. The New Alabama Power Contract includes favorable modifications of specifications, shipping deviations and changes in transportation arrangements. The average price per ton of coal sold decreased $1.62 from $44.11 in the 1994 period to $42.49 in the 1995 period due to lower prices realized on shipments to Alabama Power, partially offset by improved prices to the Japanese steel mills and certain export customers. Blue Creek Mine No. 5 ("Mine No. 5") was shutdown from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heating. Representatives of Jim Walter Resources, the Mine Safety and Health Administration, Alabama State Mine Inspectors and the United Mine Workers of America agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date; however, a portion of the increased costs is expected to be recovered from business interruption insurance and the Company has commenced litigation seeking to enforce such insurance. Operating income of $7.1 million exceeded the prior year's loss of $2.1 million by $9.2 million. The improved performance principally resulted from the increased sales volumes of coal and methane gas, improved mining productivity which resulted in lower costs per ton of coal produced ($34.50 in the 1995 period versus $43.17 in the 1994 period) and greater outside coal, gas and timber royalty income, partially offset by the decreases in selling prices for coal and methane gas.

Industrial and Other Products Group sales and revenues were $7.6 million, or 12.3%, greater than the prior year period. Increased selling prices of furnace and foundry coke, slag wool, aluminum foil and sheet products, window components and metal building and foundry products, combined with greater sales volumes of furnace and foundry coke, slag wool, chemicals, resin coated sand and patterns and tooling were partially offset by reduced sales volumes of window components, aluminum sheet products and metal building and foundry products. The Group's operating income of $1.9 million exceeded the prior year period by $130,000. The improved performance resulted from increased income for aluminum foil and sheet, furnace and foundry coke, slag wool, resin coated sand and patterns and tooling due to the sales volume and price increases. These increases were partially offset by lower income in the window components business resulting from the decrease in sales volume, increased raw material costs, especially aluminum, a major raw material component, and reduced efficiencies due to prolonged start up problems associated with the consolidation and relocation of JW Window Components, Inc.'s Hialeah, Florida and Columbus, Ohio operations to Elizabethton, Tennessee.

Homebuilding and Related Financing Group sales and revenues were $2.3 million, or 2.2%, below the prior year period. This performance reflects a 12.9% decrease in the number of homes sold, from 1,062 units in the 1994 period to 925 units in the 1995 period, partially offset by an increase in the average selling price per home sold from $39,400 in 1994 to $41,900 in 1995. The decrease in unit sales reflects continuing strong competition in virtually every Jim Walter Homes sales region. The higher average selling price in the 1995 period reflects a price increase instituted February 1, 1995 to compensate for higher building materials costs, especially lumber. Jim Walter Homes' backlog at August 31, 1995 was 1,770 units compared to 2,019 units at August 31, 1994. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) decreased slightly from $56.7 million in the 1994 period to $56.4 million in the 1995 period. The decrease in time charge income is attributable to a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $13.9 million (net of interest expense) was $2.5 million greater than the prior year period. This increase resulted from improved homebuilding gross profit margins reflecting the higher average selling price per home sold and lower lumber costs combined with lower selling, general and administrative expenses, partially offset by the decrease in time charge income and slightly higher interest expense in the 1995 period ($31.7 million) as compared to that incurred in the 1994 period ($31.1 million).

Cost of sales, exclusive of depreciation, of $249.8 million was 79.0% of net sales in the 1995 period versus $224.1 million and 80.9% in the 1994 period. The cost of sales percentage decrease was primarily the result of improved gross profit margins on home sales, coal, furnace coke and aluminum foil and sheet products, partially offset by reduced margins for pipe products and window components.

Selling, general and administrative expenses of $33.1 million were 8.7% of net sales and revenues in the 1995 period versus $32.3 million and 9.5% in the 1994 period.

Interest and amortization of debt discount and expense were $54.6 million in the 1995 period versus $56.0 million on a pro forma basis in the 1994 period reflecting lower average outstanding debt balances. The prime interest rate ranged from 8.75% to 9.0% in the 1995 period compared to a range of 7.25% to 7.75% in the 1994 period.

The Company's effective tax rate in the 1995 period and on a pro forma basis in the 1994 period differed substantially from the statutory tax rate due primarily to amortization of excess of purchase price over net assets acquired (goodwill) which is not deductible for tax purposes.

The net income for the three months ended August 31, 1995 was $241,000 as compared to a loss of $9.0 million on a pro forma basis in the 1994 period reflecting all of the previously mentioned factors.


Financial Condition

On December 27, 1989, the Company and 31 of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. On December 3, 1990, one additional small subsidiary also filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. Two other small subsidiaries did not file petitions for reorganization under Chapter 11. The filing of the voluntary petitions resulted from a sequence of events stemming primarily from an inability of the Company's interest reset advisors to reset interest rates on approximately $624 million of outstanding indebtedness, which indebtedness by its terms required that the interest rates thereon be reset to the rate per annum such indebtedness should bear in order to have a bid value of 101% of the principal amount thereof as of December 2, 1989. The reset advisors' inability to reset the interest rates was primarily attributable to two factors: (i) uncertainties arising from the then pending asbestos-related veil piercing litigation, including the possibility either that such litigation would lead to the prohibition of further asset sales and debt repayment or that substantial new asbestos-related claims might become assertible against the Company, which uncertainties materially hindered the ability of the Company and its subsidiaries to pursue a refinancing or sell assets to reduce debt, and (ii) general turmoil in the high yield bond markets at such time, both of which depressed the bid value of such notes.

On March 17, 1995, the Company and its subsidiaries emerged from bankruptcy. Pursuant to the Consensual Plan, the Company has repaid substantially all of its unsecured claims and senior and subordinated indebtedness subject to the Chapter 11 reorganization proceedings.

A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed by the Internal Revenue Service in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. The Company believes that such proofs of claim are substantially without merit and intends to defend such claims against the Company vigorously.

Since May 31, 1995, total debt has decreased $38.7 million resulting almost entirely from quarterly principal payments on the Mid-State Trust II Mortgage-Backed Notes ($21.8 million), Mid-State Trust III Asset Backed Notes ($6.0 million) and Mid-State Trust IV Asset Backed Notes ($10.8 million).

The Company and certain of its subsidiaries have entered into a Bank Revolving Credit Facility, providing up to $150 million at any time outstanding for working capital needs with a sub-limit for trade and standby letters of credit in an amount not in excess of $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At August 31, 1995, $22.0 million of letters of credit were outstanding under this agreement.

The Series B Senior Notes Due 2000, the Bank Revolving Credit Facility and the Trust V Variable Funding Loan Agreement contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, make capital expenditures, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Bank Revolving Credit Facility, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios, maximum leverage ratios and minimum earnings before interest, taxes, depreciation and amortization expense, some of which become more restrictive over time. The Company believes it will meet these financial tests over the terms of these debt agreements.

Liquidity and Capital Resources

At August 31, 1995, cash and short-term investments were approximately $83.0 million. Operating cash flows for the three months ended August 31, 1995 together with the use of available cash balances were primarily used for working capital requirements, retirement of long-term senior debt, interest payments and capital expenditures.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at August 31, 1995 are not material; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1996 will approximate $66 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is contemplated that one or more permanent financings similar to the Mid-State Trusts II, II and IV financings will be required over the next four years in order to repay borrowings under the Variable Funding Loan Agreement. The Company also believes that under present operating conditions sufficient operating cash flow will be generated through fiscal year 1999 to make all required interest and principal payments and planned capital expenditures and meet substantially all operating needs and that amounts available under the Bank Revolving Credit Facility will be sufficient to meet peak operating needs. However, it is currently anticipated that sufficient operating cash flow will not be generated to repay at maturity the principal amount of the Senior Notes without refinancing a portion of such debt or selling assets. No assurance can be given that any such sales of assets can be consummated.

The Company currently is pursuing the possibility of financing its optional redemption of the Series B Senior Notes Due 2000 at a redemption price of 101% of the outstanding principal amount thereof plus accrued and unpaid interest thereon to the redemption date. The Company currently contemplates that such financing would be obtained by selling new debt securities of the Company or incurring bank debt pursuant to a new credit facility, or both. The Company currently believes that it may be able to consummate such transactions within the next several months. However, there can be no assurance as to whether or when any such transactions can be consummated.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     See Note 5 of Notes to Consolidated Condensed Financial Statements contained in Part I - Financial Information

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The annual meeting of stockholders was held on October 17, 1995 for the purpose of considering and acting upon the following proposals:

     (a) Approval of the appointment of Price Waterhouse LLP as independent certified public accountants for the Company for the year ending May 31, 1996.

                  Votes cast for             40,924,143
                  Votes cast against             24,695
                  Abstentions                     6,201

     (b) Approval of the 1995 Long-Term Incentive Stock Plan of Walter Industries, Inc.

                  Votes cast for             35,070,425
                  Votes cast against            777,067
                  Abstentions                 5,107,547


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibit I - Earnings per share calculation for the three months ended August 31, 1995

     (b)  Reports on Form 8-K - None Filed


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WALTER INDUSTRIES, INC.


/s/ K. J. Matlock                         /s/ W. H. Weldon
---------------------------------         ---------------------------------
K. J. Matlock                              W. H. Weldon
Executive Vice President and               Senior Vice President and
Principal Financial Officer                Principal Accounting Officer


Date:November 9, 1995
     ----------------

                                                                  Form 10-Q
                                                                  Exhibit I


                          WALTER INDUSTRIES, INC.
                      NET INCOME PER SHARE CALCULATION
                  (in thousands, except per share amount)


                                                     Three months ended
                                                       August 31, 1995
                                                     ------------------

     Net income                                           $   241

     Divided by:

     Weighted average shares of
       common stock outstanding                            50,494
                                                          -------
     Net income per share - Primary                       $  -
                                                          =======


In management's opinion, per share information for the three months ended August 31, 1994 is not relevant given the significant change in the Company's capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see Note 1 of Notes to Consolidated Condensed Financial Statements included in Part I - Financial Information).