Form 10-Q/A
period 1995-08-31
WALTER INDUSTRIES INC /NEW/
filed 1995-12-29
CIK 837173

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549


                              AMENDMENT NO. 1

                                     TO

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTER ENDED AUGUST 31, 1995


                          Commission File Number 000-20537
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

     (b)  Reports on Form 8-K - None Filed


     (c)  Exhibit 27 - Financial Data Schedule


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