Form 10-Q
period 1995-11-30
WALTER INDUSTRIES INC /NEW/
filed 1996-01-12
CIK 837173

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED NOVEMBER 30, 1995

                       Commission File Number 000-20537



                            WALTER INDUSTRIES, INC.



     Incorporated in Delaware      IRS Employer Identification No. 13-3429953

                 1500 North Dale Mabry, Tampa, Florida  33607

                         Telephone Number 813-871-4811



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .
                           ---      ---


There were 54,868,766 shares of common stock of the registrant outstanding at November 30, 1995.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      ------------------------------------
                                  (UNAUDITED)

                                             November 30,          May 31,
                                                 1995               1995
                                             ------------        ----------
                                                     (in thousands)
ASSETS
------

Cash (includes short-term investments of
 $56,817,000 and $84,872,000) (Note 3)       $    78,841         $   128,007
Short-term investments, restricted (Note 3)      150,126             128,002
Instalment notes receivable (Note 4)           4,238,155           4,256,866
Less - Provision for possible losses          (   26,388)         (   26,556)
       Unearned time charges                  (2,864,560)         (2,869,282)
Trade and other receivables, less $8,193,000
 and $7,998,000 provision for possible losses    166,677             182,822
Federal income tax receivable                     99,875              99,875
Inventories, at lower of cost (first in,
 first out or average) or market:
     Finished goods                              108,944             111,792
     Goods in process                             33,015              29,593
     Raw materials and supplies                   53,071              53,453
     Houses held for resale                        1,952               1,599

Prepaid expenses                                  12,524              12,694

Property, plant and equipment, at cost         1,212,017           1,186,407
 Less - Accumulated depreciation,
        depletion and amortization            (  556,222)         (  523,615)

Investments and other assets                      49,713              49,889
Deferred income taxes                              7,216              16,544
Unamortized debt expense                          30,509              34,167
Excess of purchase price over net
 assets acquired (Note 1)                        352,927             372,896
                                             -----------         -----------
                                             $ 3,148,392         $ 3,245,153
                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Bank overdrafts (Note 3)                     $    16,390         $    33,746
Accounts payable and accrued expenses            186,492             259,044
Income taxes payable                              53,712              53,261
Long-term senior debt                          2,205,152           2,220,370
Accrued interest                                  36,976              37,854
Accumulated postretirement health
 benefits obligation                             238,618             228,411
Other long-term liabilities                       51,133              51,693

Stockholders' equity (Note 6):
 Common stock                                        549                 505
 Capital in excess of par value                1,159,338           1,159,384
 Retained earnings (deficit)                  (  794,018)         (  793,165)
 Excess of additional pension liability over
  unrecognized prior years service cost       (    5,950)         (    5,950)
                                             -----------         -----------

     Total stockholders' equity                  359,919             360,774
                                             -----------         -----------
                                             $ 3,148,392         $ 3,245,153
                                             ===========         ===========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)


                                              For the three months ended
                                                      November 30,
                                             ------------------------------
                                                1995                1994
                                             ----------          ----------
                                                  (in thousands except
                                                  per share amount)

Sales and revenues:
  Net sales                                  $ 310,527           $ 299,695
  Time charges                                  55,566              55,809
  Miscellaneous                                 12,043               6,150
  Interest income from Chapter 11
   proceedings (Note 1)                           -                  1,676
                                             ---------           ---------
                                               378,136             363,330
                                             ---------           ---------

Costs and expenses:
  Cost of sales                                249,794             237,737
  Depreciation, depletion and amortization      18,925              17,930
  Selling, general and administrative           33,492              31,621
  Postretirement health benefits                 6,843               6,435
  Provision for possible losses                    722               1,169
  Chapter 11 costs (Note 1)                       -                  7,803
  Interest and amortization of debt discount
    and expense                                 54,912              36,290
  Amortization of excess of purchase price
    over net assets acquired (Note 1)            9,744              10,316
                                             ---------           ---------
                                               374,432             349,301
                                             ---------           ---------
                                                 3,704              14,029

Income tax benefit (expense):
  Current                                     (    739)           ( 14,679)
  Deferred                                    (  4,059)              5,570
                                             ---------           ---------
Net income (loss)                            $(  1,094)          $   4,920
                                             =========           =========


Net loss per share - Primary                 $(    .02)
                                             =========



The results of operations for the three month periods ended November 30, 1995 and 1994 are not necessarily indicative of results of operations for a full fiscal year. All of the amounts are unaudited, but, in the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of each period have been made. Per share information for the three months ended November 30, 1994 is not relevant given the significant change in capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see
Note 1).

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)


                                               For the six months ended
                                                      November 30,
                                             ------------------------------
                                                1995                1994
                                             ----------          ----------
                                                  (in thousands except
                                                  per share amount)

Sales and revenues:
  Net sales                                  $ 626,634           $ 576,847
  Time charges                                 111,921             112,558
  Miscellaneous                                 19,729              11,471
  Interest income from Chapter 11
   proceedings (Note 1)                           -                  3,094
                                             ---------           ---------
                                               758,284             703,970
                                             ---------           ---------

Costs and expenses:
  Cost of sales                                499,627             461,856
  Depreciation, depletion and amortization      37,442              34,687
  Selling, general and administrative           66,596              63,971
  Postretirement health benefits                13,522              13,082
  Provision for possible losses                  1,660               2,466
  Chapter 11 costs (Note 1)                       -                 11,952
  Interest and amortization of debt discount
    and expense                                109,493              72,753
  Amortization of excess of purchase price
    over net assets acquired (Note 1)           19,969              20,884
                                             ---------           ---------
                                               748,309             681,651
                                             ---------           ---------
                                                 9,975              22,319

Income tax benefit (expense):
  Current                                     (  1,500)           ( 27,574)
  Deferred                                    (  9,328)             11,608
                                             ---------           ---------
Net income (loss)                            $(    853)          $   6,353
                                             =========           =========


Net income per share - Primary               $(    .02)
                                             =========



The results of operations for the six month periods ended November 30, 1995 and 1994 are not necessarily indicative of results of operations for a full fiscal year. All of the amounts are unaudited, but, in the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of each period have been made. Per share information for the six months ended November 30, 1994 is not relevant given the significant change in capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see Note 1).

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (UNAUDITED)


                                                   For the six months ended
                                                         November 30,
                                                  --------------------------
                                                     1995             1994
                                                  ----------       ---------
                                                       (in thousands)
OPERATIONS
----------
  Net income (loss)                               $(    853)       $   6,353
  Charges to income not affecting cash:
    Depreciation, depletion and amortization         37,442           34,687
    Provision for deferred income taxes               9,328         ( 11,608)
    Accumulated postretirement health
     benefits obligation                             10,207           11,087
    Provision for other long-term liabilities      (    560)        (    208)
    Amortization of excess purchase price
     over net assets acquired (Note 1)               19,969           20,884
    Amortization of debt discount and expense         3,841            6,570
                                                  ---------        ---------
                                                     79,374           67,765
  Decrease (increase) in:
    Short-term investments, restricted             ( 22,124)          12,292
    Instalment notes receivable, net (Note 4)        13,821            2,311
    Trade and other receivables, net                 16,145         ( 19,460)
    Inventories                                    (    545)           1,547
    Prepaid expenses                                    170         (  4,468)

  Increase (decrease) in:
    Bank overdrafts (Note 3)                       ( 17,356)        ( 11,550)
    Accounts payable and accrued expenses          ( 16,125)        (    412)
    Income taxes payable                                451         (  1,220)
    Accrued interest                               (    876)          26,297
    Liabilities subject to Chapter 11
     proceedings (Note 1):
      Accounts payable and accrued expenses            -            (    790)
                                                  ---------        ---------
       Cash flows from operations                    52,935           72,312
                                                  ---------        ---------

FINANCING ACTIVITIES
--------------------
  Issuance of long-term debt                         65,000             -
  Retirement of long-term senior debt              ( 80,218)        ( 59,423)
  Additions to unamortized debt expense            (    183)            -
  Payment of liabilities subject to
     Chapter 11 proceedings (Note 1)               ( 56,429)            -
     Fractional share payments                     (      2)            -
                                                  ---------        ---------
     Cash flows from financing activities          ( 71,832)        ( 59,423)
                                                  ---------        ---------

INVESTING ACTIVITIES
--------------------
  Additions to property, plant and
   equipment, net of normal retirements            ( 30,445)        ( 25,666)
  Decrease in investments and other assets              176              318
                                                  ---------        ---------
     Cash flows from investing activities          ( 30,269)        ( 25,348)
                                                  ---------        ---------

Net decrease in cash and cash equivalents          ( 49,166)        ( 12,459)
Cash and cash equivalents at beginning of period    128,007          203,303
                                                  ---------        ---------
Cash and cash equivalents at end
  of period (Note 3)                              $  78,841        $ 190,844
                                                  =========        =========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                               NOVEMBER 30, 1995
                               -----------------



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

Restricted short-term investments include temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV and V ($125,820,000). These funds are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts. Miscellaneous other segregated accounts restricted to specific uses ($24,306,000), are also included in restricted short-term investments.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


Note 4 - Installment Notes Receivable

The net decrease in instalment notes receivable for the six month periods ended November 30, 1995 and 1994 consists of sales and resales, net of repossessions and provision for possible losses, of $75,616,000 and $77,831,000 and cash collections on account, payouts in advance of maturity and reductions in account balances (in the six months ended November 30, 1995 resulting from settlement agreements entered into with South Carolina and Texas homeowners) of $89,437,000 and $80,142,000, respectively. The cost of the settlement agreements was accrued in the fiscal year ended May 31, 1995.

Mid-State Trusts II, III, and IV are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trust III and Trust IV. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State from the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes with outstanding balances at November 30, 1995 of $540,500,000; $160,672,000, and $930,230,000, respectively. The assets of
Trust II, Trust III and Trust IV, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Of the gross amount of instalment notes receivable at November 30, 1995 of $4,238,155,000 with an economic balance of $2,038,661,000, receivables owned by Trust II had a gross book value of $1,279,356,000 and an economic balance of $785,080,000, receivables owned by Trust III had a gross book value of $445,645,000 and an economic balance of $228,984,000, and receivables owned by Trust IV had a gross book value of $1,884,666,000 and an economic balance of $789,459,000. Mid-State Trust V, a business trust in which Mid-State Homes holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes, Inc. ("Jim Walter Homes"). At November 30, 1995, receivables owned by Mid-State Trust V had a gross book value of $502,072,000 and an economic balance of $182,876,000, with outstanding borrowings of $80,000,000.


Note 5 - Litigation and Other Matters

South Carolina Class Actions
----------------------------

As previously reported in Note 11 of Notes to Financial Statements for the year ended May 31, 1995, Jim Walter Homes and Mid-State have filed an adversary action for declaratory judgment against all South Carolina homeowners who purchased their homes between July 1, 1982 and December 27, 1989.

On September 15, 1995, Jim Walter Homes and Mid-State entered into a Stipulation and Settlement Agreement with the homeowners substantially along the lines previously reported. On September 25, 1995, the Bankruptcy Court entered an order that provisionally certified the settlement class, provisionally approved the settlement reached, provisionally designated the class representatives and provisionally designated class counsel. The order also provided that any homeowner that did not want to be a member of the proposed class must have filed with the Bankruptcy Court on or before November 6, 1995 a notice of their intention to "opt out" or not participate in the agreement. On November 22, 1995, the Bankruptcy Court entered an order that gave final approval to the settlement. Three individuals "opted out" of the class and will have their claims, if any, adjudicated by the Bankruptcy Court through a proof of claims process.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)



Texas Litigation
----------------

As previously reported in Note 11 of Notes to Financial Statements for the year ended May 31, 1995, Jim Walter Homes and Mid-State reached a settlement on litigation brought by certain homeowners in Texas. Certain of the Texas homeowners (nine as of January 8, 1996) have not signed the settlement documents and Jim Walter Homes and Mid-State continue to work with their counsel. The Bankruptcy Court has set a hearing for April 12, 1996 to discuss the status of the non-settling homeowners. The settling homeowners who have a remaining account balance began making monthly payments on September 15, 1995.


Note 6 - Stockholders' Equity

As of November 30, 1995, there were 54,868,766 shares of common stock outstanding. Pursuant to the Consensual Plan, 494,313 shares were issued on September 13, 1995 to all former stockholders of the Company as of the Effective Date of the Consensual Plan. Also on September 13, 1995, pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to all former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and cancelled.


Note 7 - Segment Information

Information relating to the Company's business segments is set forth below.
Due to divestitures of several building materials subsidiaries in recent years, the Company has restructured certain of its segment information. Prior year information has been restated.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)




                                              Three months ended November 30,
                                              -------------------------------
                                                     1995          1994
                                                  ---------     ---------
                                                      (in thousands)
Sales and Revenues:

  Homebuilding and related financing              $ 102,702     $ 103,206
  Water and waste water transmission products       110,108       109,689
  Natural resources                                  97,998        79,613
  Industrial and other products                      66,827        68,953
  Corporate                                             501         1,869
                                                  ---------     ---------

      Consolidated sales and revenues             $ 378,136     $ 363,330
                                                  =========     =========

Contributions to Operating Income (a):

  Homebuilding and related financing              $  13,644     $  13,579
  Water and waste water transmission products         7,367         7,144
  Natural resources                                   5,953         6,047
  Industrial and other products                       3,062         1,920
                                                  ---------     ---------
                                                     30,026        28,690
    Less-Unallocated corporate interest and
      other expense (b)                            ( 26,322)     ( 14,661)
    Income taxes                                   (  4,798)     (  9,109)
                                                  ---------     ---------

      Net income (loss)                           $(  1,094)    $   4,920
                                                  =========     =========




  (a) - Includes amortization of excess of purchase price over net assets acquired (goodwill) of $9,744,000 in 1995 and $10,316,000 in 1994. A breakdown by segment is as follows:

                                               Three months ended November 30,
                                               -------------------------------
                                                     1995           1994
                                                   --------       --------
                                                       (in thousands)

        Homebuilding and related financing         $  7,670      $  8,243
        Water and waste water transmission products   3,046         3,044
        Natural resources                           (   331)      (   332)
        Industrial and other products                   654           654
        Corporate                                   ( 1,295)      ( 1,293)
                                                   --------      --------
                                                   $  9,744      $ 10,316
                                                   ========      ========

  (b) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $32,596,000 in 1995 and $31,197,000 in 1994. The
        balance of unallocated expenses consisting of unallocated interest, corporate expenses and Chapter 11 costs in 1994 are attributable to all groups and cannot be reasonably allocated to specific groups.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)




                                                  Six months ended November 30,
                                                  -----------------------------
                                                        1995          1994
                                                     ---------     ---------
                                                          (in thousands)
Sales and Revenues:

  Homebuilding and related financing                 $ 203,466    $ 206,288
  Water and waste water transmission products          229,556      215,023
  Natural resources                                    187,513      148,225
  Industrial and other products                        136,386      130,904
  Corporate                                              1,363        3,530
                                                     ---------    ---------

      Consolidated sales and revenues                $ 758,284    $ 703,970
                                                     =========    =========

Contributions to Operating Income (a):

  Homebuilding and related financing                 $  27,528    $  24,998
  Water and waste water transmission products           16,184       14,505
  Natural resources                                     13,077        3,923
  Industrial and other products                          4,929        3,657
                                                     ---------    ---------
                                                        61,718       47,083
    Less-Unallocated corporate interest and
      other expense (b)                               ( 51,743)    ( 24,764)
    Income taxes                                      ( 10,828)    ( 15,966)
                                                     ---------    ---------

      Net income (loss)                              $(    853)   $   6,353
                                                     =========    =========




  (a) - Includes amortization of excess of purchase price over net assets acquired (goodwill) of $19,969,000 in 1995 and $20,884,000 in 1994. A breakdown by segment is as follows:

                                                  Six months ended November 30,
                                                  -----------------------------
                                                       1995          1994
                                                     --------      --------
                                                         (in thousands)

         Homebuilding and related financing         $ 15,795      $ 16,713
         Water and waste water transmission products   6,125         6,122
         Natural resources                           (   666)      (   667)
         Industrial and other products                 1,318         1,317
         Corporate                                   ( 2,603)      ( 2,601)
                                                    --------      --------
                                                    $ 19,969      $ 20,884
                                                    ========      ========

  (b) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $64,249,000 in 1995 and $62,317,000 in 1994. The
        balance of unallocated expenses consisting of unallocated interest, corporate expenses and Chapter 11 costs in 1994 are attributable to all groups and cannot be reasonably allocated to specific groups.

                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company emerged from bankruptcy on March 17, 1995. Accordingly, the Company's Consolidated Statement of Operations for the three months ended and six months ended November 30, 1995 are not comparable to the Consolidated Statement of Operations for the periods ended November 30, 1994.

The following unaudited pro forma consolidated statement of operations for the three months ended and six months ended November 30, 1994 have been prepared to illustrate the estimated effects of the Consensual Plan and related financings as if they had occurred as of June 1, 1994. This discussion should be read in conjunction with such pro forma consolidated statement of operations and the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries for the three months ended and six months ended November 30, 1995, particularly Note 7 - "Segment Information" which presents sales and operating income by operating group.


                         Pro Forma Consolidated Statement of Operations
                                           (Unaudited)

                                                   For the three months ended November 30, 1994
                                                   ---------------------------------------------
                                                   As Reported      Adjustments       Pro Forma
                                                   -----------      -----------      -----------
                                                               (in thousands except
                                                               per share amount)
Sales and revenues
  Net sales                                        $  299,695                             $  299,695
  Time charges                                         55,809                                 55,809
  Miscellaneous                                         6,150                                  6,150
  Interest income from Chapter 11 proceedings           1,676        $(  1,676)1                -
                                                   ----------        ---------            ----------
                                                      363,330         (  1,676)              361,654
                                                   ----------        ---------            ----------
Cost and expenses:
  Cost of sales                                       237,737                                237,737
  Depreciation, depletion and amortization             17,930                                 17,930
  Selling, general and administrative                  31,621                                 31,621
  Postretirement health benefits                        6,435                                  6,435
  Provision for possible losses                         1,169                                  1,169
  Chapter 11 costs                                      7,803         (  7,803)2                -
  Interest and amortization of debt discount
    and expense                                        36,290           19,489 3              55,779
  Amortization of excess of purchase price
    over net assets acquired                           10,316                                 10,316
                                                   ----------        ---------            ----------
                                                      349,301           11,686               360,987
                                                   ----------        ---------            ----------
                                                       14,029         ( 13,362)                  667

Income tax benefit (expense)                        (   9,109)           5,068 4           (   4,041)
                                                   ----------        ---------            ----------
Net income (loss)                                  $    4,920        $(  8,294)           $(   3,374)
                                                   ==========        =========            ==========

Net loss per share                                                                        $(     .07)5
                                                                                          ==========

Weighted average shares outstanding                                                       50,988,626





                                                   For the six months ended November 30, 1994
                                                   -------------------------------------------
                                                   As Reported       Adjustments    Pro Forma
                                                   -----------       -----------   -----------
                                                               (in thousands except
                                                                 per share amount)
Sales and revenues
  Net sales                                        $  576,847                             $  576,847
  Time charges                                        112,558                                112,558
  Miscellaneous                                        11,471                                 11,471
  Interest income from Chapter 11 proceedings           3,094        $(  3,094)1                -
                                                   ----------        ---------            ----------
                                                      703,970         (  3,094)              700,876
                                                   ----------        ---------            ----------
Cost and expenses:
  Cost of sales                                       461,856                                461,856
  Depreciation, depletion and amortization             34,687                                 34,687
  Selling, general and administrative                  63,971                                 63,971
  Postretirement health benefits                       13,082                                 13,082
  Provision for possible losses                         2,466                                  2,466
  Chapter 11 costs                                     11,952         ( 11,952)2                -
  Interest and amortization of debt discount
    and expense                                        72,753           39,032 3             111,785
  Amortization of excess of purchase price
    over net assets acquired                           20,884             -                   20,884
                                                   ----------        ---------            ----------
                                                      681,651           27,080               708,731
                                                   ----------        ---------            ----------
                                                       22,319         ( 30,174)            (   7,855)

Income tax benefit (expense)                        (  15,966)          11,443 4           (   4,523)
                                                   ----------        ---------            ----------
Net income (loss)                                  $    6,353        $( 18,731)           $(  12,378)
                                                   ==========        =========            ==========

Net loss per share                                                                        $(    .24)5
                                                                                          =========

Weighted average shares outstanding                                                       50,988,626


--------------------------

Changes from the historical financial statements in the pro forma consolidated statement of operations consist of the following adjustments (all amounts in thousands):

(1) Interest income from Chapter 11 proceedings of $1,676 in the three month period and $3,094 in the six month period, which would not have been realized assuming the Consensual Plan became effective June 1, 1994, have been eliminated.

(2) Chapter 11 costs of $7,803 in the three month period and $11,952 in the six month period, which would not have been incurred assuming the Consensual Plan became effective June 1, 1994, have been eliminated.

(3) Interest and amortization of debt discount and expense has been increased $19,489 in the three month period and $39,032 in the six month period to give retroactive effect as if all indebtedness to be repaid pursuant to the Consensual Plan was so done as of June 1, 1994 and the $490 million of Series B Senior Notes had been outstanding for the full three months and six months ended November 30, 1994. Borrowings under the Trust IV Asset Backed Notes were assumed to increase during the period June 1, 1994 through November 30, 1994 proportionately with the comparable period increase in the outstanding economic balance of the instalment notes sold by Mid-State to Trust IV on March 16, 1995. No borrowings were assumed under the Mid-State Trust V Variable Funding Loan Agreement as this time period was prior to the Mid-State Trust IV cut off date for purchases of instalment notes from Mid-State. No working capital borrowings were assumed under the Bank Revolving Credit Facility. Pro forma interest expense, however, includes letter of credit fees and unused working capital commitment fees.

(4) The provision for income taxes has been adjusted at the applicable statutory rates to give effect to the pro forma adjustments described above.

(5) Net loss per share has been computed based on the weighted average number of common shares outstanding.


Results of Operations
Three months ended November 30, 1995 and 1994
---------------------------------------------

Net sales and revenues for the three months ended November 30, 1995 increased $16.5 million, or 4.6%, over the prior year period (on a pro forma basis), with a 2.6% increase in pricing and/or mix and a 2.0% increase in volume. The increase in net sales and revenues was the result of improved sales and revenues in the Water and Waste Water Transmission Products and Natural Resources Groups, partially offset by lower sales and revenues in the Homebuilding and Related Financing and Industrial and Other Products Groups.

Water and Waste Water Transmission Products Group sales and revenues were $419,000, or less than 1%, ahead of the prior year period. The increase was the result of higher selling prices for ductile iron pressure pipe, fittings and castings, partially offset by reduced sales volumes for ductile iron pressure pipe and fittings. The order backlog at November 30, 1995 was 115,360 tons, which represents approximately three months shipments compared to 121,548 tons at May 31, 1995 and 131,631 tons at November 30, 1994. Operating income of
$7.4 million exceeded the prior year period by $223,000. The improved performance resulted from the increased selling prices, partially offset by the reduced sales volumes and higher raw material costs, especially scrap iron, a major raw material component.

Natural Resources Group sales and revenues exceeded the prior year period by $18.4 million, or 23.1%. The increase resulted from greater sales volumes for coal and methane gas, higher outside gas and timber royalty income and a $3.7 million gain from the sale of gas royalty interests in certain mineral properties, partially offset by lower average selling prices for coal and methane gas. A total of 2.02 million tons of coal was sold in the 1995 period versus 1.69 million tons in the 1994 period, a 20% increase. The increase in tonnage sold was the result of greater shipments to certain export customers, partially offset by lower shipments to Alabama Power Company ("Alabama Power") and Japanese steel mills. The average price per ton of coal sold decreased $.20 from $42.62 in the 1994 period to $42.42 in the 1995 period reflecting a substantially higher percentage of lower priced coal shipped to certain export customers. Blue Creek Mine No. 5 ("Mine No. 5") was shutdown from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heating. Representatives of Jim Walter Resources, the Mine Safety and Health Administration, Alabama State Mine Inspectors and the United Mine Workers of America agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date; however, a portion of the increased costs is expected to be recovered from business interruption insurance and the Company has commenced litigation seeking to enforce such insurance. In late November 1995 Mine No. 5 experienced an unexpected recurrence of spontaneous combustion heating conditions and the mine was shut down. Efforts to contain and extinguish the fire appear to have been successful; however, the mine remains shut down while representatives of Jim Walter Resources and mine safety officials assess the timing for resuming production. Although Jim Walter Resources' three other mines remain in full production, results of the Natural Resources Group are now expected to be adversely impacted in the fiscal third quarter which ends February 29, 1996 as a result of the higher costs associated with the continuing problems at Mine No. 5. Operating income of $6.0 million was $94,000 below the prior year period. This performance was the result of higher costs per ton of coal produced ($39.52 in the 1995 period versus $38.37 in the 1994 period) reflecting various geological problems and the decreases in selling prices for coal and methane gas, partially offset by the increase sales volumes for coal and methane gas, the greater outside gas and timber royalty income and the gain from the sale of certain gas royalty interests.

Homebuilding and Related Financing Group sales and revenues were $504,000, or less than 1%, below the prior year period. This performance reflects a 6.4% decrease in the number of homes sold, from 1,085 units in the 1994 period to 1,016 units in the 1995 period, partially offset by a 4.2% increase in the average net selling price per home sold from $39,300 in 1994 to $40,900 in 1995. The decrease in unit sales reflects continuing strong competitive conditions in virtually every Jim Walter Homes sales region. The higher average net selling price in the 1995 period reflects a price increase instituted February 1, 1995 to compensate for higher building material costs. Jim Walter Homes' backlog at November 30, 1995 was 1,589 units compared to 1,529 units at May 31, 1995 and 1,849 units at November 30, 1994. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) decreased slightly, from $55.8 million in the 1994 period to $55.6 million in the 1995 period. The decrease in time charge income is attributable to a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $13.6 million (net of interest expense) was $65,000 greater than the prior year period. This performance was due to improved homebuilding gross profit margins reflecting the higher average net selling prices per home sold and lower lumber costs, partially offset by the lower number of homes sold, the decrease in time charge income and higher interest expense in the 1995 period ($32.6 million) as compared to that incurred in the 1994 period ($31.2 million).

Industrial and Other Products Group sales and revenues were $2.1 million, or 3.1%, below the prior year period. Reduced sales volumes of aluminum foil and sheet products, furnace coke, mineral wool, window components and metal building and foundry products were partially offset by increased selling prices for aluminum foil and sheet products, furnace coke, window components and metal building and foundry products combined with greater sales volumes of resin coated sand and patterns and tooling. The Group's operating income of $3.1 million exceeded the prior year period by $1.1 million. The improved performance resulted from increased income from aluminum foil and sheet products, furnace coke, resin coated sand and patterns and tooling. These increases were partially offset by a lower performance in the window components business due to the decrease in sales volume.

Cost of sales, exclusive of depreciation, of $249.8 million was 80.4% of net sales compared with $237.7 million and 79.3% in the 1994 period. The cost of sales percentage increase was primarily the result of reduced gross profit margins for pipe products, coal and window components, partially offset by improved gross profit margins on home sales, aluminum foil and sheet products, furnace coke, resin coated sand and patterns and tooling.

Selling, general and administrative expenses of $33.5 million was 8.9% of net sales and revenues versus $31.6 million and 8.7% in the 1994 period.

Interest and amortization of debt discount and expense was $54.9 million in the 1995 period versus $55.8 million, on a pro forma basis, in the 1994 period reflecting lower average outstanding debt balances. The prime interest rate was 8.75%in the 1995 period compared to a range of 7.75% to 8.5% in the 1994 period.

The Company's effective tax rate in the 1995 period and on a pro forma basis in the 1994 period differed substantially from the statutory tax rate due primarily to amortization of excess of purchase price over net assets acquired (goodwill) which is not deductible for tax purposes.

The net loss for the three months ended November 30, 1995 was $1.1 million compared to a net loss of $3.4 million, on a pro forma basis, in the 1994 period reflecting all of the previously mentioned factors.

Six Months Ended November 30, 1995 and 1994
-------------------------------------------

Net sales and revenues for the six months ended November 30, 1995 increased $57.4 million, or 8.2%, over the prior year period (on a pro forma basis), with a 5.6% increase in volume and a 2.6% increase in pricing and/or mix. The increase in net sales and revenues was the result of improved sales and revenues in the Water and Waste Water Transmission Products, Natural Resources and Industrial and Other Products Groups, partially offset by lower sales and revenues in the Homebuilding and Related Financing Group.

Water and Waste Water Transmission Products Group sales and revenues were $14.5 million, or 6.8%, ahead of the prior year period. The increase was the result of higher sales prices and volumes for ductile iron pressure pipe, valves and hydrants and improved castings sales prices. Operating income of $16.2 million exceeded the prior year period by $1.7 million. The improved performance resulted from the increased sales volumes and prices, partially offset by higher raw material costs, especially scrap iron, a major raw material component.

Natural Resources Group sales and revenues exceeded the prior year period by $39.3 million, or 26.5%. The increase resulted from greater sales volumes for coal and methane gas, higher outside gas and timber royalty income and a $3.7 million gain from the sale of gas royalty interests in certain mineral properties, partially offset by lower average selling prices for coal and methane gas. A total of 3.94 million tons of coal was sold in the 1995 period versus 3.10 million tons in the 1994 period, a 27% increase. The increase in tonnage sold was the result of greater shipments to Japanese steel mills and certain export customers, partially offset by lower shipments to Alabama Power. The average price per ton of coal sold decreased $.84 from $43.30 in the 1994 period to $42.46 in the 1995 period due to a combination of slightly lower pricing to Alabama Power and a substantially higher percentage of lower priced coal shipped to Japanese steel mills and certain export customers. As previously mentioned, Mine No. 5 was shutdown from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heating. Representatives of Jim Walter Resources, the Mine Safety and Health Administration, Alabama State Mine Inspectors and the United Mine Workers of America agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date; however, a portion of the increased costs is expected to be recovered from business interruption insurance and the Company has commenced litigation seeking to enforce such insurance. In late November 1995 Mine No. 5 experienced an unexpected recurrence of spontaneous combustion heating conditions and the mine was shut down. Efforts to contain and extinguish the fire appear to have been successful; however, the mine remains shut down while representatives of Jim Walter Resources and mine safety officials assess the timing for resuming production. Although Jim Walter Resources' three other mines remain in full production, results of the Natural Resources Group are now expected to be adversely impacted in the fiscal third quarter which ends February 29, 1996 as a result of the higher costs associated with the continuing problems at Mine No. 5. Operating income of $13.1 million exceeded the prior year period by $9.2 million. The improved performance principally resulted from the increased sales volumes of coal and methane gas, improved mining productivity which resulted in lower costs per ton of coal produced ($37.00 in the 1995 period versus $40.44 in the 1994 period), greater outside gas and timber royalty income and the gain from the sale of certain gas royalty interests, partially offset by the decreases in selling prices for coal and methane gas.

Industrial and Other Products Group sales and revenues were $5.5 million, or 4.2%, greater than the prior year period. Increased selling prices for furnace coke, aluminum foil and sheet products, window components and metal building and foundry products combined with greater sales volumes of furnace and foundry coke, chemicals, resin coated sand and patterns and tooling were partially offset by reduced sales volumes of window components, aluminum sheet and foil products and metal building and foundry products. The Group's operating income of $4.9 million exceeded the prior year period by $1.3 million. The improved performance resulted from increased income for aluminum foil and sheet products, furnace and foundry coke, resin coated sand and patterns and tooling due to the sales volume and price increases. These increases were partially offset by lower income in the window components business resulting from the decrease in sales volume, increased raw material costs, especially aluminum, a major raw material component, and reduced efficiencies due to prolonged start up problems associated with the consolidation and relocation of JW Window Components, Inc.'s Hialeah, Florida and Columbus, Ohio operations to Elizabethton, Tennessee.

Homebuilding and Related Financing Group sales and revenues were $2.8 million, or 1.4%, below the prior year period. This performance reflects a 9.6% decrease in the number of homes sold, from 2,147 units in the 1994 period to 1,941 units in the 1995 period, partially offset by a 5.1% increase in the average net selling price per home sold from $39,400 in 1994 to $41,400 in 1995. The decrease in unit sales reflects continuing strong competitive conditions in virtually every Jim Walter Homes sales region. The higher average net selling price in the 1995 period reflects a price increase instituted February 1, 1995 to compensate for higher building material costs. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) decreased slightly from $112.6 million in the 1994 period to $111.9 million in the 1995 period. The decrease is attributable to a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income (net of interest expense) was $2.5 million greater than the prior year period. This increase resulted from improved homebuilding gross profit margins reflecting the higher average net selling price per home sold and lower lumber costs, partially offset by the decrease in time charge income and higher interest expense in the 1995 period ($64.2 million) as compared to that incurred in the 1994 period ($62.3 million).

Cost of sales, exclusive of depreciation, of $499.6 million was 79.7% of net sales in the 1995 period versus $461.9 million and 80.1% in the 1994 period. The cost of sales percentage decrease was primarily the result of improved gross profit margins on home sales, coal, furnace coke, aluminum foil and sheet products, resin coated sand and patterns and tooling, partially offset by reduced margins for pipe products and window components.

Selling, general and administrative expenses of $66.6 million were 8.8% of net sales and revenues in the 1995 period versus $64.0 million and 9.1% in the 1994 period.

Interest and amortization of debt discount and expense was $109.5 million in the 1995 period as compared to $111.8 million, on a pro forma basis, in the 1994 period reflecting lower average outstanding debt balances. The prime interest rate ranged from 8.75% to 9.0% in the 1995 period compared to a range of 7.25% to 8.5% in the 1994 period.

The Company's effective tax rate in the 1995 period and on a pro forma basis in the 1994 period differed substantially from the statutory tax rate due primarily to amortization of excess purchase price over net asset acquired (goodwill) which is not deductible for tax purposes.

The net loss for the six months ended November 30, 1995 was $853,000 as compared to a net loss of $12.4 million, on a pro forma basis, in the 1994 period reflecting all of the previously mentioned factors.

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

Since May 31, 1995, total debt has decreased $15.2 million principally resulting from quarterly principal payments on the Mid-State Trust II Mortgage-Backed Notes ($43.5 million), Mid-State Trust III Asset Backed Notes ($12.9 million) and Mid-State Trust IV Asset Backed Notes ($23.6 million), partially offset by the issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement ($65.0 million).

The Company and certain of its subsidiaries have entered into a Bank Revolving Credit Facility, providing up to $150 million at any time outstanding for working capital needs with a sub-limit for trade and standby letters of credit in an amount not in excess of $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At November 30, 1995, $18.0 million of letters of credit were outstanding under this agreement.

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

On January 22, 1996, the existing $150 million Bank Revolving Credit Facility is scheduled to be replaced with credit facilities containing a $350 million revolving credit facility. See "Liquidity and Capital Resources" below. The replacement credit facilities will contain covenants and financial tests similar to those contained in the existing $150 million Bank Revolving Credit Facility. The Company believes that it will meet the financial tests of the replacement credit facilities over the term of the agreement.


Liquidity and Capital Resources

At November 30, 1995, cash and short-term investments, net of bank overdrafts were approximately $62.5 million. Operating cash flows for the six months ended November 30, 1995 together with the use of available cash balances were primarily used for working capital requirements, payment of liabilities resulting from Chapter 11 proceedings and previously accrued in the fiscal year ended May 31, 1995, retirement of long-term senior debt, interest payments and capital expenditures.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at November 30, 1995 are not material; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1996 will approximate $46 million.

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

On November 21, 1995, the Company signed a commitment letter with NationsBank National Association (South) ("NationsBank") obligating NationsBank to provide (or form a syndicate to provide) credit facilities consisting of a $375 million revolving credit facility, a $125 million six-year term loan and a $50 million seven-year term loan (collectively, the "Credit Facilities"). The $375 million revolving credit facility will include a sub-facility for trade and other standby letters of credit in an amount up to $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. The Company is in the final stages of negotiating definitive documentation for the Credit Facilities with a syndicate of banks led by NationsBank, and the closing is scheduled for January 22, 1996.

The Credit Facilities will be used, together with a drawing of approximately $50 million under the Variable Funding Loan Agreement, to redeem in full the $490 million aggregate principal amount of 12.19% Series B Senior Notes Due 2000 (the "Senior Notes") at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption. In addition, the Credit Facilities will provide for the Company's ongoing general working capital requirements in replacement of the current Bank Revolving Credit Facility. The Company has sent redemption notices to all holders of its Senior Notes setting a January 22, 1996 redemption date. Simultaneously with the closing of the Credit Facilities, the Company will terminate the existing Bank Revolving Credit Facility.

Interest savings from the refinancing are expected to exceed $20 million annually. The Company believes that it will be able to generate sufficient operating cash flow to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures and to meet substantially all its operating needs.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

   See Note 5 of Notes to Consolidated Condensed Financial Statements contained in Part I - Financial Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)  Exhibit 11 - Earnings per share calculation for the three months ended and six months ended November 30, 1995
        Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K - None Filed



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WALTER INDUSTRIES, INC.





/s/ W. H. Weldon                          /s/ F. A. Hult
---------------------------------         ---------------------------------
W. H. Weldon                               F. A. Hult
Executive Vice President and               Vice President and Controller and
Principal Financial Officer                Principal Accounting Officer



Date: January 12, 1996
     -----------------