Form 10-Q
period 1996-02-29
WALTER INDUSTRIES INC /NEW/
filed 1996-04-12
CIK 837173

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549


                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTER ENDED FEBRUARY 29, 1996

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


There were 54,868,766 shares of common stock of the registrant outstanding at February 29, 1996.

                             PART I - FINANCIAL INFORMATION
                        WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET
                                      (UNAUDITED)

                                                      February 29,    May 31,
                                                         1996          1995
                                                         ----          ----
                                                            (in thousands)
ASSETS

Cash (includes short-term investments of
 $49,353,000 and $84,872,000) (Note 5)             $   66,749    $   128,007
Short-term investments, restricted (Note 5)           157,304        128,002
Instalment notes receivable (Note 6)                4,232,492      4,256,866
Less - Provision for possible losses                  (26,301)       (26,556)
          Unearned time charges                    (2,865,532)    (2,869,282)
Trade and other receivables, less $8,196,000
 and $7,998,000 provision for possible losses         149,818        182,822
Federal income tax receivable                          99,875         99,875
Inventories, at lower of cost (first in,
 first out or average) or market:
         Finished goods                               118,298        111,792
         Goods in process                              31,683         29,593
         Raw materials and supplies                    50,282         53,453
         Houses held for resale                         2,261          1,599

Prepaid expenses                                       13,481         12,694

Property, plant and equipment, at cost (Note 3)       866,908      1,186,407
 Less - Accumulated depreciation,
           depletion and amortization                (337,426)      (523,615)

Investments and other assets                           50,519         49,889
Deferred income taxes                                  57,778         16,544
Unamortized debt expense (Note 4)                      31,170         34,167
Excess of purchase price over net
 assets acquired (Notes 1 and 3)                      320,552        372,896
                                                   ----------    -----------
                                                   $3,019,911    $ 3,245,153
                                                   ==========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Bank overdrafts (Note 5)                               16,074    $    33,746
Accounts payable and accrued expenses                 180,389        259,044
Income taxes payable                                   53,137         53,261
Long-term senior debt (Note 4)                      2,212,608      2,220,370
Accrued interest                                       27,332         37,854
Accumulated postretirement health
 benefits obligation                                  243,133        228,411
Other long-term liabilities                            50,882         51,693

Stockholders' equity (Note 8):
 Common stock                                             549            505
 Capital in excess of par value                     1,159,338      1,159,384
 Retained earnings (deficit)                         (917,581)      (793,165)
 Excess of additional pension liability over
  unrecognized prior years service cost                (5,950)        (5,950)
                                                   ----------    -----------

     Total stockholders' equity                       236,356        360,774
                                                   ----------    -----------
                                                  $ 3,019,911    $ 3,245,153
                                                   ==========    ===========

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      ----------------------------------------
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       ------------------------------------
                                    (UNAUDITED)


                                                               For the three months ended
                                                               --------------------------
                                                   February 29, 1996       February 28, 1995
                                                   -----------------       -----------------
                                                           (in thousands except
                                                              per share amounts)

Sales and revenues:
  Net sales                                                $ 262,969        $ 271,870
  Time charges                                                56,478           53,347
  Miscellaneous                                                9,695           11,576
  Interest income from Chapter 11
    proceedings (Note 1)                                        --              1,898
                                                            ---------
                                                             329,142          338,691
                                                            ---------       ---------

Costs and expenses:
  Cost of sales                                              229,386          221,074
  Depreciation, depletion and amortization                    19,187           18,407
  Selling, general and administrative                         34,306           33,843
  Postretirement health benefits                               6,848            6,442
  Provision for possible losses                                  953              956
  Chapter 11 costs (Note 1)                                     --              7,800
  Interest and amortization of debt discount
    and expense                                               51,958           34,994
  Amortization of excess of purchase price
    over net assets acquired (Note 1)                          9,510            9,386
  Long-lived asset impairment (Note 3)                       143,265               --
                                                            ---------        ---------
                                                             495,413          332,902
                                                           ---------         ---------
                                                            (166,271)           5,789

Income tax benefit (expense):
  Current                                                     (2,450)         (12,783)
  Deferred                                                    50,562            6,761
                                                           ---------        ---------
Loss before extraordinary item                             $(118,159)            (233)
Extraordinary item - Loss on debt repayment (net
  of income tax benefit of $2,910,000)(Note 4)                (5,404)         --
                                                           ---------        ---------
Net loss                                                   $(123,563)       $    (233)
                                                           =========        =========

Loss per share:
  Loss before extraordinary item                           $   (2.32)
  Extraordinary item                                            (.10)
                                                           ---------
  Net loss - Primary                                       $   (2.42)
                                                           =========




The results of operations for the three month periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of results of operations for a full fiscal year. All of the amounts are unaudited, but, in the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of each period have been made. Per share information for the three months ended February 28, 1995 is not relevant given the significant change in capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see Note 1).

                           WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           ----------------------------------------
                            CONSOLIDATED STATEMENT OF OPERATIONS
                            ------------------------------------
                                         (UNAUDITED)


                                                      For the nine months ended
                                                      -------------------------
                                               February 29, 1996     February 28, 1995
                                               -----------------     -----------------
                                                            (in thousands except
                                                             per share amounts)

Sales and revenues:
  Net sales                                     $   889,603             $   848,717
  Time charges                                      168,399                 165,905
  Miscellaneous                                      29,424                  23,047
  Interest income from Chapter 11
    proceedings (Note 1)                               --                     4,992
                                                -----------             -----------
                                                  1,087,426               1,042,661
                                                -----------             -----------

Costs and expenses:
  Cost of sales                                     729,013                 682,930
  Depreciation, depletion and amortization           56,629                  53,094
  Selling, general and administrative               100,902                  97,814
  Postretirement health benefits                     20,370                  19,524
  Provision for possible losses                       2,613                   3,422
  Chapter 11 costs (Note 1)                            --                    19,752
  Interest and amortization of debt discount
    and expense                                     161,451                 107,747
  Amortization of excess of purchase price
    over net assets acquired (Note 1)                29,479                  30,270
  Long-lived asset impairment (Note 3)              143,265                    --
                                                  -----------            -----------
                                                  1,243,722              1,014,553
                                                  -----------            ---------

                                                   (156,296)                28,108
Income tax benefit (expense):
  Current                                            (3,950)               (40,357)
  Deferred                                           41,234                 18,369
                                                -----------            -----------
Income (loss) before extraordinary item            (119,012)                 6,120
Extraordinary item - Loss on debt repayment (net
  of income tax benefit of $2,910,000)(Note 4)       (5,404)                  --
                                                -----------            -----------
Net income (loss)                               $  (124,416)            $    6,120
                                                ===========            ===========

Loss per share:
  Loss before extraordinary item                $     (2.34)
  Extraordinary item                                   (.10)
                                                 -----------
  Net loss - Primary                             $    (2.44)
                                                 ===========



The results of operations for the nine month periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of results of operations for a full fiscal year. All of the amounts are unaudited, but, in the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of each period have been made. Per share information for the nine months ended February 28, 1995 is not relevant given the significant change in capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see Note 1).

                           WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           ----------------------------------------
                        CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                        ----------------------------------------------
                                         (UNAUDITED)

                                                                        For the nine months ended
                                                                        -------------------------
                                                                February 29, 1996   February 28, 1995
                                                                -----------------   ------------------
                                                                            (in thousands)

OPERATIONS
- ----------
  Income (loss) before extraordinary item                              $(119,012)         $   6,120
  Charges to income not affecting cash:
    Depreciation, depletion and amortization                              56,629             53,094
    Provision for deferred income taxes                                 ( 41,234)          ( 18,369)
    Accumulated postretirement health
     benefits obligation                                                  14,722             15,807
    Provision for other long-term liabilities                           (    811)          (    669)
    Amortization of excess purchase price
     over net assets acquired (Note 1)                                    29,479             30,270
    Amortization of debt discount and expense                              5,551              9,207
    Long-lived asset impairment (Note 3)                                 143,265                 -
                                                                       ---------             ------
                                                                          88,589             95,460
  Decrease (increase) in:
    Short-term investments, restricted                                  ( 29,302)            18,902
    Instalment notes receivable, net (Note 6)                             20,369           (     93)
    Trade and other receivables, net                                      33,004           (  7,940)
    Inventories                                                         (  6,087)          ( 11,233)
    Prepaid expenses                                                    (    787)          (  5,802)

  Increase (decrease) in:
    Bank overdrafts (Note 5)                                            ( 17,672)          (  9,963)
    Accounts payable and accrued expenses                               ( 16,168)               611
    Income taxes payable                                                (    124)            10,617
    Accrued interest                                                    ( 10,520)            40,525
    Liabilities subject to Chapter 11 proceedings (Note 1):
         Accounts payable and accrued expenses                              -              (     45)
                                                                       ---------           ---------
           Cash flows from operations                                     61,302             131,039
                                                                       ---------           ---------

FINANCING ACTIVITIES
- --------------------
  Issuance of long-term debt (Note 4)                                    625,000                   -
  Retirement of long-term senior debt (Note 4)                          (632,762)           ( 87,155)
  Additions to unamortized debt expense                                 (  5,968)           (    260)
  Extraordinary item - Loss on debt repayment (Note 4)                  (  5,404)                  -
  Charge to income not affecting cash:
    Write off of unamortized debt expense (Note 4)                         3,414                   -
  Payment of liabilities subject to
    Chapter 11 proceedings (Note 1)                                     ( 62,489)                  -
  Fractional share payments                                             (      2)                  -
                                                                       ---------              ------
         Cash flows from financing activities                           ( 78,211)           ( 87,415)
                                                                       ---------           ---------

INVESTING ACTIVITIES
- --------------------
  Additions to property, plant and
   equipment, net of normal retirements                                 ( 43,719)           ( 42,488)
  Decrease in investments and other assets                              (    630)                520
                                                                      ----------           ---------
         Cash flows from investing activities                           ( 44,349)           ( 41,968)
                                                                       ---------           ---------

Net increase (decrease) in cash and cash equivalents                    ( 61,258)              1,656
Cash and cash equivalents at beginning of period                         128,007             203,303
                                                                       ---------           ---------
Cash and cash equivalents at end
  of period (Note 5)                                                   $  66,749           $ 204,959
                                                                       =========           =========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                               FEBRUARY 29, 1996



Note 1 - Recent History

Walter Industries, Inc. (formerly Hillsborough Holdings Corporation) (the "Company") was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed. On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or relate to the Consensual Plan.


Note 2 - Principles of Consolidation

The Company through its direct and indirect subsidiaries currently offers a diversified line of products and services for homebuilding, water and waste water transmission, coal mining and related degasification, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances have been eliminated.


Note 3 - Long-Lived Asset Impairment

The Financial Accounting Standards Board issued in March 1995 Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FASB 121") which becomes effective for fiscal years beginning after December 15, 1995 (fiscal year 1997 for the Company). The Company elected to adopt FASB 121 during the third quarter of fiscal 1996 as a result of significant adverse changes in the results of operations during fiscal 1996 principally in the Natural Resources business segment as a result of a fire due to the unexpected recurrence of spontaneous combustion heatings at Jim Walter Resources' Mine No. 5 at the end of the fiscal second quarter and various geological problems at the three other coal mines during portions of the year that led to the conclusion that there was a potential impairment of fixed assets within the Natural Resources segment.

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

FASB121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value.

After performing a review for asset impairment at each of the Company's business segments and applying the principles of measurement contained in FASB 121, the Company recorded a charge against earnings of $143,265,000 before tax ($101,125,000 after tax). The charge includes a $120,400,000 pre-tax ($78,260,000 after tax) write down of fixed assets at two coal mines in the Natural Resources segment to their estimated fair market values. Fair market values were based principally on expected future discounted cash flows. In addition, a $22,865,000 write off of excess of purchase price over net assets acquired was recorded in the Industrial and Other Products segment, substantially all of which was at JW Window Components. Adoption of this standard has no impact on cash flow.

Note 4 - Debt Extinguishment

On January 22, 1996, the Company completed a $550 million financing with a syndicate of banks led by NationsBank National Association (South). The financing consisted of a $365 million revolving credit facility, a $125 million six-year term loan and a $60 million seven-year term loan. The $365 million revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. Proceeds from the financing together with $75 million drawn under the Mid-State Trust V Variable Funding Loan Agreement were used to redeem in full $490 million aggregate principal amount of 12.19% Series B Senior Notes Due 2000 (the "Senior Notes") at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption and replace a $150 million bank credit facility, both issued in connection with the Company's emergence from bankruptcy in March 1995. The Company recorded an extraordinary loss of $8,314,000 ($5,404,000 net of income tax benefit) consisting of a redemption premium and the write off of deferred financing costs related to the early repayment of the Senior Notes and the $150 million bank credit facility.

Note 5 - Cash and Restricted Short-Term Investments

Cash includes short-term investments with original maturities of less than one year. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


on a daily basis. Checks issued but not yet presented to the banks for payment are classified as bank overdrafts.

Restricted short-term investments include temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV and V ($136,149,000). These funds are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts. Miscellaneous other segregated accounts restricted to specific uses ($21,155,000), are also included in restricted short-term investments.

Note 6 - Instalment Notes Receivable

The net decrease in instalment notes receivable for the nine month periods ended February 29, 1996 and February 28, 1995 consists of sales and resales, net of repossessions and provision for possible losses, of $111,035,000 and $115,571,000 and cash collections on account, payouts in advance of maturity and reductions in account balances (in the nine months ended February 29, 1996 resulting from settlement agreements entered into with South Carolina and Texas homeowners) of $131,404,000 and $115,478,000, respectively. The cost of the settlement agreements was accrued in the fiscal year ended May 31, 1995.

Mid-State Trusts II, III, and IV are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trust III and Trust IV. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State from the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes with outstanding balances at February 29, 1996 of $518,750,000; $154,167,000, and $916,341,000, respectively. The assets of Trust II, Trust III and Trust IV, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Of the gross amount of instalment notes receivable at February 29, 1996 of $4,232,492,000 with an economic balance of $2,031,531,000, receivables owned by Trust II had a gross book value of $1,225,929,000 and an economic balance of $756,385,000, receivables owned by Trust III had a gross book value of $433,201,000 and an economic balance of $224,176,000, and receivables owned by Trust IV had a gross book value of $1,839,510,000 and an economic balance of $776,212,000. Mid-State Trust V, a business trust in which Mid-State Homes holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes, Inc. ("Jim Walter Homes"). At February 29, 1996, receivables owned by Mid-State Trust V had a gross book value of $730,701,000 and an economic balance of $273,565,000, with outstanding borrowings of $190,000,000.

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


Note 7 - Litigation and Other Matters

South Carolina Class Actions
- ----------------------------

As previously reported in Note 11 of Notes to Financial Statements for the year ended May 31, 1995, Jim Walter Homes and Mid-State have filed an adversary action for declaratory judgment against all South Carolina homeowners who purchased their homes between July 1, 1982 and December 27, 1989.

On September 15, 1995, Jim Walter Homes and Mid-State entered into a Stipulation and Settlement Agreement with the homeowners substantially along the lines previously reported. On September 25, 1995, the Bankruptcy Court entered an order that provisionally certified the settlement class, provisionally approved the settlement reached, provisionally designated the class representatives and provisionally designated class counsel. The order also provided that any homeowner that did not want to be a member of the proposed class must have filed with the Bankruptcy Court on or before November 6, 1995 a notice of their intention to "opt out" or not participate in the agreement. On November 22, 1995, the Bankruptcy Court entered an order that gave final approval to the settlement. Three individuals who "opted out" of the class had 45 days after the opt out date to file proofs of claim, which they failed to file.

Texas Litigation
- ----------------

As previously reported in Note 11 of Notes to Financial Statements for the year ended May 31, 1995, Jim Walter Homes and Mid-State reached a settlement on litigation brought by certain homeowners in Texas. Certain of the Texas homeowners (seven as of April 1, 1996) have not signed the settlement documents and counsel for Jim Walter Homes and Mid-State Homes plan to proceed with further discovery against these remaining non-settling homeowners in preparation for eventual trial. The hearing previously set for April 12, 1996 to discuss the status of the non-settling homeowners has been rescheduled by the Bankruptcy Court to June 28, 1996. The settling homeowners who have a remaining account balance began making monthly payments on September 15, 1995.

Bankruptcy Related Matters
- --------------------------

On March 8, 1996, the Company, together with various other parties, filed an adversary proceeding (the "Adversary Proceeding") with the Bankruptcy Court, naming The Celotex Corporation ("Celotex") and Jim Walter Corporation ("JWC") as defendants. The Adversary Proceeding arises out of the consummation of the Consensual Plan in March 1995. In the Adversary Proceeding the Company and the other named plaintiffs allege that Celotex and JWC have breached their agreement with the Company and others to obtain confirmation of a Chapter 11 plan for Celotex (which is presently in bankruptcy) that includes an injunction issued pursuant to Section 524(g) of the Bankruptcy Code or other similar injunctive relief acceptable to each of the parties to the agreement. Although future veil piercing claims by asbestos claimants were resolved as part of the Consensual

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

Plan, Section 524(g) would afford certain additional statutory protection to the Company against the possibility of such claims. The Company believes that the current plan of reorganization proposed by Celotex in its Chapter 11 proceeding fails to conform with the terms of the Veil Piercing Settlement Agreement, dated as of November 22, 1994, between the Company, Celotex, JWC and other parties (the "Veil Piercing Settlement"); that the plan proposed by Celotex does not meet the requirements of 524(g); and that Celotex and JWC have failed to propose and use their best efforts to obtain confirmation of a Chapter 11 plan in the Celotex Chapter 11 proceeding that includes a provision for an injunction as required by the Veil Piercing Settlement. The defendants contend that the proposed Celotex plan meets the requirements of the Veil Piercing Settlement. The Adversary Proceeding requests the Bankruptcy Court to (i) declare the rights and obligations of the various parties to the Veil Piercing Settlement and (ii) issue an Order requiring specific performance by each of the named defendants of their obligations under the Veil Piercing Settlement. The Company has filed a motion in the Bankruptcy Court seeking an order granting summary judgments in favor of the Company, which motion is presently scheduled for hearing on May 7, 1996.

Note 8 - Stockholders' Equity

As of February 29, 1996, there were 54,868,766 shares of common stock outstanding. Pursuant to the Consensual Plan, 494,313 shares were issued on September 13, 1995 to all former stockholders of the Company as of the Effective Date of the Consensual Plan. Also on September 13, 1995, pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to all former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and cancelled.


Note 9 - Segment Information

Information relating to the Company's business segments is set forth on the following two pages. Due to divestitures of several building materials subsidiaries in recent years, the Company has restructured certain of its segment information. Prior year information has been restated.

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)



                                                                              Three months ended
                                                                              ------------------
                                                                      February 29, 1996       February 28, 1995
                                                                      -----------------       -----------------
                                                                                   (in thousands)
Sales and Revenues:
  Homebuilding and related financing                                   $ 100,062                 $   98,968
  Water and waste water transmission products                             76,816                     80,220
  Natural resources                                                       84,047                     88,167
  Industrial and other products                                           67,711                     69,226
  Corporate                                                                  506                      2,110
                                                                       ---------                -----------
     Consolidated sales and revenues                                   $ 329,142                  $ 338,691
                                                                      ==========             ==============

Contributions to Operating Income (c):
  Homebuilding and related financing                                  $   13,759                $     9,190
  Water and waste water transmission products                        (     4,674)               (     1,351)
  Natural resources                                                  (   130,911)(a)                 10,934
  Industrial and other products                                      (    21,156)(a)            (       266)
                                                                     -----------             --------------
                                                                     (   142,982)                    18,507
    Less-Unallocated corporate interest and
      other expense (b)                                              (    23,289)               (    12,718)
    Income tax benefit (expense)                                          48,112                (     6,022)
                                                                  --------------               -----------
      Loss before extraordinary item                                   $(118,159)              $(       233)
                                                                  ==============             ==============


  (a) - Includes long-lived asset impairment charges of $120,400,000 and $22,865,000 in the Natural Resources and Industrial and Other Products Groups, respectively.
  (b) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $32,498,000 in 1996 and $32,247,000 in 1995. The
         balance of unallocated expenses consisting of unallocated interest, corporate expenses and Chapter 11 costs in 1995 are attributable to all groups and cannot be reasonably allocated to specific groups.
  (c) - Includes amortization of excess of purchase price over net assets acquired (goodwill) of $9,510,000 in 1996 and $9,386,000 in 1995. A breakdown by segment is as follows:

                                                                                    Three months ended
                                                                                    ------------------
                                                                      February 29, 1996        February 28,1995
                                                                      -----------------        ----------------
                                                                                     (in thousands)
       Homebuilding and related financing                               $  7,434                  $  7,329
       Water and waste water transmission products                         3,043                     3,012
       Natural resources                                               (     331)                (     326)
       Industrial and other products                                         656                       650
       Corporate                                                        (  1,292)                 (  1,279)
                                                                       ---------                 ---------
                                                                        $  9,510                  $  9,386
                                                                       =========                 =========






                                                                    Nine months ended
                                                                    -----------------
                                                       February 29,1996      February 28, 1995
                                                       ----------------      -----------------
                                                                   (in thousands)
Sales and Revenues:
  Homebuilding and related financing                    $   303,528               $   305,256
  Water and waste water transmission products               306,372                   295,243
  Natural resources                                         271,560                   236,392
  Industrial and other products                             204,097                   200,130
  Corporate                                                   1,869                     5,640
                                                       ------------              ------------
      Consolidated sales and revenues                    $1,087,426                $1,042,661
                                                       ============              ============

Contributions to Operating Income (c):

  Homebuilding and related financing                    $    41,287              $     34,188
  Water and waste water transmission products                11,510                    13,154
  Natural resources                                      (  117,834)(a)                14,857
  Industrial and other products                              16,227)(a)                 3,391
                                                     --------------            --------------
                                                         (   81,264)                   65,590
    Less-Unallocated corporate interest and
      other expense (b)                                  (   75,032)              (    37,482)
    Income tax benefit (expense)                             37,284               (    21,988)
                                                    ---------------           ---------------
      Income (loss) before extraordinary item           $(  119,012)               $    6,120
                                                    ===============           ===============


  (a) - Includes long-lived asset impairment charges of $120,400,000 and $22,865,000 in the Natural Resources and Industrial and Other Products Groups, respectively.
  (b) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $96,747,000 in 1996 and $94,564,000 in 1995. The
         balance of unallocated expenses consisting of unallocated interest, corporate expenses and Chapter 11 costs in 1995 are attributable to all groups and cannot be reasonably allocated to specific groups.
  (c) - Includes amortization of excess of purchase price over net assets acquired (goodwill) of $29,479,000 in 1996 and $30,270,000 in 1995. A breakdown by segment is as follows:


                                                                Nine months ended
                                                                -----------------
                                                      February 29, 1996       February 28, 1995
                                                      -----------------       -----------------
                                                                    (in thousands)

       Homebuilding and related financing                  $ 23,229                $ 24,042
       Water and waste water transmission products            9,168                   9,134
       Natural resources                                  (     997)              (     993)
       Industrial and other products                          1,974                   1,967
       Corporate                                          (   3,895)              (   3,880)
                                                          ----------              ----------
                                                           $ 29,479                $ 30,270
                                                           =========              ==========

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company emerged from bankruptcy on March 17, 1995. Accordingly, the Company's Consolidated Statement of Operations for the three months and nine months ended February 29, 1996 are not comparable to the Consolidated Statement of Operations for the periods ended February 28, 1995.

The following unaudited pro forma consolidated statement of operations for the three months and nine months ended February 28, 1995 have been prepared to illustrate the estimated effects of the Consensual Plan and related financings as if they had occurred as of June 1, 1994. This discussion should be read in conjunction with such pro forma consolidated statement of operations and the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries for the three months and nine months ended February 29, 1996, particularly Note 9 - "Segment Information" which presents sales and operating income by operating group.




                                  Pro Forma Consolidated Statement of Operations
                                                  (Unaudited)

                                                 For the three months ended February 28, 1995
                                                 --------------------------------------------
                                                 As Reported   Adjustments      Pro Forma
                                                 -----------   -----------      ---------
                                                            (in thousands except
                                                              per share amount)
Sales and revenues
  Net sales                                      $    271,870                   $    271,870
  Time charges                                         53,347                         53,347
  Miscellaneous                                        11,576                         11,576
  Interest income from Chapter 11 proceedings           1,898    $(     1,898)1           --
                                                 ------------    ------------   ------------
                                                      338,691     (     1,898)       336,793
                                                 ------------    ------------   ------------
Cost and expenses:
  Cost of sales                                       221,074                        221,074
  Depreciation, depletion and amortization             18,407                         18,407
  Selling, general and administrative                  33,843                         33,843
  Postretirement health benefits                        6,442                          6,442
  Provision for possible losses                           956                            956
  Chapter 11 costs                                      7,800      (    7,800)2           --
  Interest and amortization of debt discount
    and expense                                        34,994          19,938 3       54,932
  Amortization of excess of purchase price
    over net assets acquired                            9,386                          9,386
                                                 ------------    ------------   ------------
                                                      332,902          12,138        345,040
                                                 ------------    ------------   ------------
                                                        5,789         (14,036)  (      8,247)

Income tax benefit (expense)                     (      6,022)        5,324 4   (        698)
                                                 ------------    ------------   ------------
Net loss                                         $       (233)   $     (8,712)  $     (8,945)
                                                 ============    ============   ============

Net loss per share                                                              $(       .18)5

                                                                                  50,988,626
Weighted average shares outstanding





                                                                 For the nine months ended February 28, 1995
                                                                 -------------------------------------------
                                                                 As Reported   Adjustments      Pro Forma
                                                                 -----------   -----------      ---------
                                                                            (in thousands except
                                                                               per share amount)
Sales and revenues
  Net sales                                                      $    848,717                   $    848,717
  Time charges                                                        165,905                        165,905
  Miscellaneous                                                        23,047                         23,047
  Interest income from Chapter 11 proceedings                           4,992    $(     4,992)1
                                                                 ------------    ------------   ------------
                                                                    1,042,661     (     4,992)     1,037,669
                                                                 ------------    ------------   ------------
Cost and expenses:
  Cost of sales                                                       682,930                        682,930
  Depreciation, depletion and amortization                             53,094                         53,094
  Selling, general and administrative                                  97,814                         97,814
  Postretirement health benefits                                       19,524                         19,524
  Provision for possible losses                                         3,422                          3,422
  Chapter 11 costs                                                     19,752      ( 19,752)2           --
  Interest and amortization of debt discount
    and expense                                                       107,747        58,970 3        166,717
  Amortization of excess of purchase price
    over net assets acquired                                           30,270            --           30,270
                                                                  ------------   ------------    ------------
                                                                     1,014,553         39,218      1,053,771
                                                                  ------------   ------------   ------------
                                                                        28,108   (     44,210)   (    16,102)

Income tax benefit (expense)                                        (   21,988)        16,767 4  (     5,221)
                                                                   ------------    ------------  ------------
Net income (loss)                                                 $      6,120    $    (27,443)  $   (21,323)
                                                                   ============    ============   ============

Net loss per share                                                                               $(      .42)5
                                                                                                  50,988,626
Weighted average shares outstanding

- ----------
Changes from the historical financial statements in the pro forma consolidated statement of operations consist of the following adjustments (all amounts in thousands):

(1) Interest income from Chapter 11 proceedings of $1,898 in the three month period and $4,992 in the nine month period, which would not have been realized assuming the Consensual Plan became effective June 1, 1994, have been eliminated.

(2) Chapter 11 costs of $7,800 in the three month period and $19,752 in the nine month period, which would not have been incurred assuming the Consensual Plan became effective June 1, 1994, have been eliminated.

(3) Interest and amortization of debt discount and expense has been increased $19,938 in the three month period and $58,970 in the nine month period to give retroactive effect as if all indebtedness to be repaid pursuant to the Consensual Plan was so done as of June 1, 1994 and the $490 million of Series B Senior Notes had been outstanding for the full three months and nine months ended February 28, 1995. Borrowings under the Trust IV Asset Backed Notes were assumed to increase during the period June 1, 1994 through November 30, 1994 proportionately with the comparable period increase in the outstanding economic balance of the instalment notes sold by Mid-State to Trust IV on March 16, 1995. Borrowings under the Mid-State Trust V Variable Funding Loan Agreement were based on 78% of Jim Walter Homes' credit sales during the three month period December 1, 1994 through February 28, 1995. This time period is subsequent to the Mid-State Trust IV cut off date for purchases of instalment notes from Mid-State Homes. No working capital borrowings were assumed under the Bank Revolving Credit Facility. Pro forma interest expense, however, includes letter of credit fees and unused working capital commitment fees.

(4) The provision for income taxes has been adjusted at the applicable statutory rates to give effect to the pro forma adjustments described above.

(5) Net loss per share has been computed based on the weighted average number of common shares outstanding.

Results of Operations
Three months ended February 29, 1996 and February 28, 1995
- ----------------------------------------------------------

The Financial Accounting Standards Board issued in March 1995 Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FASB 121") which becomes effective for fiscal years beginning after December 15, 1995 (fiscal year 1997 for the Company). The Company elected to adopt FASB 121 during the three months ended February 29, 1996 as a result of significant adverse changes in the results of operations during fiscal 1996, principally in the Natural Resources Group as a result of a fire due to the unexpected recurrence of spontaneous combustion heatings at Jim Walter Resources' Blue Creek Mine No. 5 ("Mine No. 5") at the end of the fiscal second quarter and various geological problems at the three other coal mines during portions of the year that led to the conclusion that there was a potential impairment of fixed assets within the Natural Resources Group. After performing a review for asset impairment at each of the Company's business segments and applying the principles of measurement contained in FASB 121, the Company recorded a charge against earnings of $143.3 million before tax ($101.1 million after tax) of which a $120.4 million write down of fixed assets ($78.2 million after tax) to estimated fair market values was recorded in the Natural Resources Group and a $22.9 million write off of excess purchase price over net assets acquired ("goodwill") was recorded in the Industrial and Other Products Group. Adoption of this standard has no impact on cash flow. (See Note 3 of Notes to Consolidated Condensed Financial Statements.)

Net sales and revenues for the three months ended February 29, 1996 decreased $7.7 million, or 2.3%, from the prior year period (on a pro forma basis). The lower performance resulted from a 6.0% decrease in volume, partially offset by a 3.7% increase in pricing and/or product mix. All operating groups except Homebuilding and Related Financing experienced a decline in sales and revenues.

Homebuilding and Related Financing sales and revenues were $1.1 million, or 1.1%, greater than the prior year period. This performance reflects a 3.9% increase in the average net selling price per home sold from $41,200 in the 1995 period to $42,800 in the 1996 period, partially offset by a 10.3% decrease in the number of homes sold from 991 units in 1995 to 889 units in 1996. The higher average net selling price reflects a greater percentage of "90% complete" home sold in the current year period and a price increase instituted February 1, 1995 to compensate for higher building material costs. The decrease in unit sales reflects continuing strong competitive conditions in virtually every Jim Walter Homes sales region. The relatively low mortgage interest rate environment and the higher availability of mortgage financing for home buyers in recent years have adversely affected Jim Walter Homes' sales volumes. In December 1995 Jim Walter Homes reduced its financing rate to 8.5% from 10.0% for its "90% complete" homes on a trial basis in an effort to generate additional unit sales. Jim Walter Homes' backlog at February 29, 1996 was 1,700 units compared to 1,529 units at May 31, 1995 and 1,678 units at February 28, 1995. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $53.3 million in the 1995 period to $56.5 million in the 1996 period. The increase in time charge income is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $13.8 million (net of interest expense) was $4.6 million greater than the prior year period. This performance was due principally to the higher time charge income and improved homebuilding gross profit margins reflecting the higher average net selling prices per home sold and lower lumber costs, partially offset by the lower number of homes sold.

Water and Waste Water Transmission Products Group sales and revenues were $3.4 million, or 4.2%, below the prior year period . The decrease was the result of lower sales volumes for ductile iron pressure pipe, fittings and castings, partially offset by higher selling prices. Sales volumes were negatively impacted by severe winter weather conditions and delays in infrastructure spending for planned water and sewer pipeline projects due to the federal government's ongoing budget debate and lack of action on key legislation. The order backlog at February 29, 1996 was 126,893 tons which represents approximately three months shipments compared with 121,548 tons at May 31, 1995 and 158,251 tons at February 28, 1995. The Group incurred a $4.7 million loss in the 1996 period compared to a $1.4 million loss in the 1995 period. This performance was the result of the lower sales volumes and higher manufacturing costs, partially offset by the increased selling prices.

Natural Resources Group sales and revenues were $4.1 million, or 4.7%, below the prior year period. The decrease reflects lower sales volumes for coal and lower outside coal and gas royalty income, partially offset by higher average selling prices for coal and methane gas and greater methane gas sales volume. In addition, the Group realized a $3.5 million gain from the sale of excess real estate in the current year period as compared to a $6.1 million gain in the 1995 period. A total of 1.70 million tons of coal was sold in the 1996 period versus
1.89 million tons in the 1995 period, a 10% decrease. The decrease in tonnage sold was the result of lower shipments to Japanese steel mills and certain export customers, partially offset by slightly higher shipments to Alabama Power Company ("Alabama Power"). The average price per ton of coal sold increased $3.29 from $39.86 in the 1995 period to $43.15 in the 1996 period due to higher prices realized on shipments to Alabama Power and certain export customers. Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heating. Representatives of Jim Walter Resources, the Mine Safety and Health Administration, Alabama State Mine Inspectors and the United Mine Workers of America agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date; however, a portion of the increased costs is expected to be recovered from business interruption insurance and the Company has commenced litigation seeking to enforce such insurance with the non-settling insurance companies. In late November 1995 Mine No. 5 experienced another fire due to an unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. The affected coal panels on the western side of the mine have been sealed off and development work is underway on the eastern side of Mine No. 5. Longwall production on the east side is expected to commence in the Spring of 1997. Jim Walter Resources' three other mines remain in full production. The Group incurred a $130.9 million operating loss in the 1996 period as compared to operating income of $10.9 million in the 1995 period. The lower performance reflects the $120.4 million FASB 121 write down of fixed assets at two coal mines to estimated fair market values (see Note 3 of Notes to Consolidated Condensed Financial Statements), firefighting and idle plant expenses of $14 million, the decrease in coal sales volumes, reduced outside coal and gas royalty income, a lower gain realized from the sale of excess real estate in the 1996 period versus the

1995 period and lower productivity due to geological problems which resulted in higher costs per ton of coal produced ($38.91 in the 1996 period versus $37.30 in the 1995 period), partially offset by the higher average selling prices for coal and methane gas and the greater methane gas sales volume.

Industrial and Other Products Group sales and revenues were below the prior year period by $1.5 million, or 2.2%. The decrease principally resulted from lower sales volumes of window components, metal building and foundry products, furnace coke and chemicals, combined with lower selling prices for aluminum sheet products, partially offset by higher selling prices for furnace and foundry coke and increased patterns and tooling sales volumes. The Group's operating loss in the 1996 period was $21.2 million, as compared to a $266,000 loss in the 1995 period. The lower performance was the result of the $22.9 million FASB 121 write off of goodwill, substantially all of which was at JW Window Components (see
Note 3 of Notes to Consolidated Condensed Financial Statements), and lower gross profit margins for metal building and foundry products, partially offset by increased income from aluminum foil and sheet products, furnace and foundry coke, resin coated sand and patterns and tooling.

Cost of sales, exclusive of depreciation, of $229.4 million was 87.2% of net sales in the 1996 period versus $221.1 million and 81.3% in the 1995 period. The cost of sales percentage increase was primarily the result of lower gross profit margins for pipe products and metal building and foundry products, combined with firefighting and idle plant costs principally associated with the fire at Mine No. 5. These increases were partially offset by improved profit margins on home sales, aluminum foil and sheet products, furnace and foundry coke, resin coated sand and patterns and tooling.

Selling, general and administrative expenses of $34.3 million were 10.4% of net sales and revenues in the 1996 period versus $33.8 million and 10.0% in the 1995 period.

Interest and amortization of debt discount and expense was $52.0 million in the 1996 period versus $54.9 million, on a pro forma basis, in the 1995 period, reflecting lower average outstanding debt balances. The prime interest rate ranged from 8.25% to 8.75% in the 1996 period compared to a range of 8.5% to 9.0% in the 1995 period.

The Company's effective tax rate in the 1996 period and on a pro forma basis in the 1995 period differed substantially from the statutory tax rate due primarily to amortization of goodwill and the FASB 121 write off of goodwill of $22.9 million ( in the 1996 period) which are not deductible for tax purposes.

On January 22, 1996, the Company completed a $550 million financing with a syndicate of banks led by NationsBank National Association (South). The financing consisted of a $365 million revolving credit facility, a six-year $125 million term loan and a $60 million seven-year term loan (collectively the "Credit Facilities"). Proceeds from the financing, together with $75 million drawn under the Mid-State Trust V Variable Funding Loan Agreement, were used to redeem in full $490 million aggregate amount of 12.19% Series B Senior Notes Due 2000 (the "Senior Notes") at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption and to replace the existing $150 million bank credit facility, both incurred in connection with the Company's emergence from bankruptcy in March 1995. The Company recorded an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write off of deferred financing costs related to the early repayment of the Senior Notes and the $150 million bank credit facility. (See Note 4 of Notes to Consolidated Condensed Financial Statements.)

The net loss for the three months ended February 29, 1996 was $123.6 million compared to a net loss of $8.9 million, on a pro forma basis, in the 1995 period reflecting all of the previously mentioned factors.


Nine months ended February 29, 1996 and February 28, 1995
- ---------------------------------------------------------

Net sales and revenues for the nine months ended February 29, 1996 increased $49.8 million, or 4.8%, over the prior year period (on a pro forma basis), with a 3.0% increase in pricing and/or product mix and a 1.8% increase in volume. The increase in net sales and revenues was the result of improved sales and revenues in the Water and Waste Water Transmission Products, Natural Resources and Industrial and Other Products Groups, partially offset by lower sales and revenues in the Homebuilding and Related Financing Group.

Water and Waste Water Transmission Products Group sales and revenues were $11.1 million, or 3.8%, ahead of the prior year period. The increase was the result of higher sales prices and volumes for ductile iron pressure pipe and increased sales prices for fittings and castings, partially offset by lower sales volumes for fittings and castings. Operating income of $11.5 million was $1.6 million below the prior year period. The lower performance resulted from the higher raw material costs, especially scrap iron and alloys which are major raw material components, partially offset by the higher sales prices and increased volume.

Natural Resources Group sales and revenues exceeded the prior year period by $35.2 million, or 14.9%. The increase resulted from greater sales volumes for coal and methane gas, a higher average selling price for coal, higher outside gas and timber royalty income and a $3.7 million gain (in the 1996 period) from the sale of gas royalty interests in certain mineral properties. These increases were partially offset by a lower gains realized on the sale of excess real estate in the 1996 period ($5.8 million) versus last year ($6.1 million). A total of 5.64 million tons of coal was sold in the 1996 period versus 4.99 million tons in the 1995 period, a 13% increase. The increase in tonnage sold was the result of greater shipments to certain export customers, partially offset by lower shipments to Alabama Power and Japanese steel mills. The average price per ton of coal sold increased $.67 from $41.99 in the 1995 period to $42.66 in the 1996 period due principally to higher prices realized on shipments to certain export customers. As previously mentioned, Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heating. Representatives of Jim Walter Resources, the Mine Safety and Health Administration, Alabama State Mine Inspectors and the United Mine Workers of America agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date; however, a portion of the increased costs is expected to be recovered from business interruption insurance and the Company has commenced litigation seeking to enforce such insurance with the non-settling insurance companies. In late November 1995 Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. The affected coal panels on the western side of the mine have been sealed off and development work is underway on the eastern side of Mine No. 5. Longwall production on the east side is expected to commence in the Spring of 1997. Jim Walter Resources' three other mines remain in full production. The Group incurred an operating loss of $117.8 million in the 1996 period as compared to operating income of $14.9 million the 1995 period. The lower performance reflects the $120.4 million FASB 121 write down of fixed assets to estimated fair market values at two coal mines (see Note 3 of Notes to Consolidated Condensed Financial Statements), firefighting and idle plant costs of $16 million principally associated with the fire at Mine No. 5 and lower gains realized in the current year from sales of excess real estate, partially offset by the increased sales volumes of coal and methane gas, the higher average sales price for coal, higher gas and timber royalty income, the $3.7 million gain (in the 1996 period) from the sale of certain gas royalty interests and slightly better mining productivity which resulted in lower costs per ton of coal produced ($37.64 in the 1996 period versus $39.29 in the 1995 period).

Industrial and Other Products Group sales and revenues were $4.0 million, or 2.0%, greater than the prior year period. Increased selling prices for furnace coke, aluminum foil and sheet products, window components and metal building and foundry products combined with greater sales volumes of furnace and foundry coke, resin coated sand and patterns and tooling were partially offset by reduced sales volumes of window components, aluminum sheet and foil products and metal building and foundry products. The Group's operating loss in the 1996 period was $16.2 million as compared to operating income of $3.4 million in the 1995 period. This performance reflects the $22.9 million FASB 121 write off of goodwill (see Note 3 of Notes to Consolidated Condensed Financial Statements) and the window components business experiencing lower sales volume, higher raw material costs and reduced efficiencies due to prolonged start up problems associated with the consolidation and relocation of the Hialeah, Florida and Columbus, Ohio operations to Elizabethton, Tennessee. These decreases were partially offset by increased margins from aluminum sheet and foil products, furnace coke, resin coated sand and patterns and tooling due to the sales volume and price increases.

Homebuilding and Related Financing Group sales and revenues were $1.7 million, or 0.6%, below the prior year period. This performance reflects a 9.8% decrease in the number of homes sold, from 3,138 units in the 1995 period to 2,830 units in the 1996 period, partially offset by a 4.7% increase in the average net selling price per home sold from $39,900 in 1995 to $41,800 in 1996. The decrease in unit sales resulted from extremely competitive conditions in virtually every Jim Walter Homes sales region. The relatively low mortgage interest rate environment and higher availability of mortgage financing for home buyers in recent years have adversely affected Jim Walter Homes' sales volumes. In December 1995 Jim Walter Homes reduced its financing rate to 8.5% from 10% for its "90% complete" homes on a trial basis in an effort to generate additional unit sales. The higher average selling price reflects a greater percentage of "90% complete" homes sold in the current year period and a price increase instituted February 1, 1995 to compensate for higher building material costs. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $165.9 million in the 1995 period to $168.4 million in the 1996 period. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $41.3 million (net of interest expense) was $7.1 million greater than the prior year period. This performance was due to the higher time charge income and improved homebuilding gross profit margins resulting from the higher average net selling price per home sold and lower lumber costs, partially offset by the lower number of homes sold and higher interest expense in the 1996 period ($96.7 million) as compared to that incurred in the 1995 period ($94.6 million).

Cost of sales, exclusive of depreciation, of $729.0 million was 81.9% of net sales in the 1996 period versus $682.9 million and 80.5% in the 1995 period. The cost of sales increase was primarily the result of lower gross profit margins for pipe products, window components and metal building and foundry products combined with the firefighting and idle plant costs principally associated with the fire at Mine No. 5. These increases were partially offset by improved profit margins on home sales, aluminum foil and sheet products, furnace coke, resin coated sand and patterns and tooling.

Selling, general and administrative expenses of $100.9 million were 9.3% of net sales and revenues in the 1996 period versus $97.8 million and 9.4% in the 1995 period.

Interest and amortization of debt discount and expense was $161.5 million in the 1996 period versus $166.7 million, on a pro forma basis, in the 1995 period principally reflecting lower outstanding debt balances. The prime interest rate ranged from 8.25% to 9.0% in the 1996 period compared to a range of 7.25% to 9.0% in the 1995 period.

The Company's effective tax rate in the 1996 period and on a pro-forma basis in the 1995 period differed substantially from the statutory tax rate due primarily to amortization of goodwill and the FASB 121 write off of goodwill of $22.9 million ( in the 1996 period) which are not deductible for tax purposes.

As previously discussed, on January 22, 1996, the Company completed a $550 million financing with a syndicate of banks led by NationsBank National Association (South). Proceeds from the financing were used to redeem the Senior Notes and replace an existing $150 million bank credit facility, both incurred as a result of the Company's emergence from bankruptcy in March 1995. The Company recorded an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write off of deferred financing costs related to the early repayment of the Senior Notes and the $150 million bank credit facility. (See Note 4 of Notes to Consolidated Condensed Financial Statements.)

The net loss for the nine months ended February 29, 1996 was $124.4 million compared to a net loss of $21.3 million, on a pro forma basis, in the 1995 period reflecting all of the previously mentioned factors.


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

Since May 31, 1995, total debt has decreased $7.8 million resulting from redemption of the Senior Notes ($490.0 million), early repayments on the Credit Facilities debt ($20.0 million), quarterly principal payments on the Mid-State Trust II Mortgage-Backed Notes ($65.3 million), Mid-State Trust III Asset Backed Notes ($19.4 million) and Mid-State Trust IV Asset Backed Notes ($37.5 million) and scheduled retirements of other long-term debt ($.6 million), partially offset by the issuance of long-term debt from the Credit Facilities financing ($450.0 million) and the Mid-State Trust V Variable Funding Loan Agreement ($175.0 million).

The Credit Facilities contain a $365 million revolving credit facility which includes a sub-facility for trade and other standby letters of credit in an amount up to $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At February 29, 1996, $21.3 million of letters of credit were outstanding under this facility.

The Credit Facilities and the Mid-State Trust V Variable Funding Loan Agreement contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities

(including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company believes it will meet these financial tests over the terms of these debt agreements.


Liquidity and Capital Resources

At February 29, 1996, cash and short-term investments, net of bank overdrafts were approximately $50.7 million. Operating cash flows for the nine months ended February 29, 1996 together with proceeds from the Credit Facilities financing, issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances were primarily used for working capital requirements, payment of liabilities resulting from the Chapter 11 reorganization and previously accrued in the fiscal year ended May 31, 1995, retirement of long-term senior debt, interest payments and capital expenditures.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at February 29, 1996 are not material; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1996 will approximate $28 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is contemplated that one or more permanent financings similar to the Mid-State Trusts II, II and IV financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions sufficient operating cash flow will be generated to make all required interest and principal payments and planned capital expenditures and meet substantially all operating needs and that amounts available under the Credit Facilities will be sufficient to meet peak operating needs.

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     See Note 7 of Notes to Consolidated Condensed Financial Statements contained in Part I - Financial Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a) Exhibit 11 - Earnings per share calculation for the three months and nine months ended February 29, 1996 Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K - The Company filed a report on Form 8-K dated January 22, 1996 under Item 5 - "Other Events" and Item 7 - "Exhibits" that contained information with respect to the Company's completion of a $550 million bank financing led by NationsBank National Association (South).



                                        SIGNATURES
                                        ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      WALTER INDUSTRIES, INC.





 /s/ W. H. Weldon                         /s/ F. A. Hult
 -----------------------------            -------------------------
W. H. Weldon                              F. A. Hult
Executive Vice President and              Vice President and Controller and
Principal Financial Officer               Principal Accounting Officer



Date: