Form 10-K
period 1996-05-31
WALTER INDUSTRIES INC /NEW/
filed 1996-08-29
CIK 837173

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
          |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended May 31, 1996
                                       or
              Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission File Number 000-20537

                             -----------------------

                             WALTER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                        13-3429953
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification No.)

                          1500 North Dale Mabry Highway
                       Tampa, Florida                  33607
            (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (813) 871-4811

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------
    Common Stock, par value $.01          Nasdaq National Market

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 5, 1996 was approximately $291 million.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes X No .

Number of shares of common stock outstanding as of August 5, 1996:    54,868,335

                       Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                    PART I

Items 1 and 2       Business and Properties

(a)   Introduction

      Walter Industries, Inc. (the "Company" or "Walter Industries") was organized in August 1987 by a group of investors led by Kohlberg Kravis Roberts & Co., L.P. ("KKR") for the purpose of acquiring Jim Walter Corporation, a Florida corporation ("Original Jim Walter"), pursuant to a leveraged buyout (the "LBO"). Following its organization, the Company organized and acquired all of the outstanding shares of capital stock of a group of direct and indirect wholly owned subsidiaries, including Hillsborough Acquisition Corporation ("HAC"). On September 18, 1987, HAC acquired approximately 95% of the outstanding shares of common stock of Original Jim Walter pursuant to a cash tender offer (the "Tender Offer"). On January 7, 1988, (i) Original Jim Walter merged (the "Merger") into HAC (which changed its name to Jim Walter Corporation), (ii) HAC distributed substantially all of its assets (principally excluding the stock of The Celotex Corporation ("Celotex") and several other subsidiaries of Original Jim Walter) to a parent corporation of HAC (which was merged into the Company on April 1, 1991) in redemption of all of the shares of capital stock of HAC owned by such parent corporation, (iii) HAC merged into its other stockholder, another indirect wholly owned subsidiary of the Company, and (iv) the surviving corporation of such merger changed its name to Jim Walter Corporation (hereinafter referred to as "J-II" or "Jim Walter Corporation").

     Following the Merger and prior to the commencement of the Chapter 11 Cases (as defined below), the Company undertook a program of corporate reorganizations and asset dispositions, which were contemplated by all of the debt agreements entered into in connection with the Tender Offer and the Merger. Pursuant to this program the Company restructured and/or disposed of certain of the businesses of Original Jim Walter, including the disposition in April 1988 of all of the stock of the parent corporation of J-II.

     Also during this time, the Company and certain of its subsidiaries and certain of their former and current directors and officers, stockholders and other persons and entities which were parties to or beneficiaries of indemnification agreements and other indemnification obligations of the Company and its subsidiaries (the "Indemnitees") were named as co-defendants in lawsuits (the "Veil Piercing Litigation") brought by or on behalf of thousands of persons ("Asbestos Claimants") claiming asbestos-related damages against Celotex alleging, among other things, that (i) Original Jim Walter, its successors and other entities, including the Company and certain of its subsidiaries, were liable for all damages, including asbestos-related damages, caused by products manufactured, sold and distributed by a predecessor of Celotex, by reason of claims sounding in piercing the corporate veil, alter ego and related theories ("Veil Piercing Claims"), and (ii) the aforementioned distribution by HAC of substantially all of its assets pursuant to the LBO constituted a fraudulent conveyance.

     On December 27, 1989, the Company and 31 of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") with the Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"); one additional subsidiary also filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court on December 3, 1990 (all such voluntary petitions for reorganization are hereinafter referred to as the "Chapter 11 Cases"). Two other subsidiaries, Cardem Insurance Co., Ltd. (Bermuda) ("Cardem Insurance") and Jefferson Warrior Railroad Company, Inc. did not file petitions for reorganization under Chapter 11. The filing of the voluntary petitions resulted from a sequence of events stemming primarily from an inability of the Company's interest reset advisors to reset interest rates on approximately $624 million of outstanding indebtedness, which indebtedness by its terms required that the interest rates thereon be reset to the rate per annum such indebtedness should bear in order to have a bid value of 101% of the principal amount thereof as of December 2, 1989. The reset advisors' inability to reset the interest rates was primarily attributable to two factors: (i) uncertainties arising from the then-pending Veil Piercing Litigation, including the possibility either that such litigation would lead to the prohibition of further asset sales and debt repayment or that substantial new asbestos-related claims might become assertible against the Company, which uncertainties materially hindered the ability of the Company and its subsidiaries to pursue a refinancing or sell assets to reduce debt, and (ii) general turmoil in the high yield bond markets at such time, both of which depressed the bid value of such indebtedness.

      In January 1990, the Company and each of its subsidiaries which were party to the Chapter 11 Cases filed a declaratory judgment action (the "Adversary Proceeding") in the Bankruptcy Court against all known Asbestos Claimants who had filed Veil Piercing Claims, Celotex and Jim Walter Corporation seeking a declaration, among other things, that (i) the corporate veil between Celotex and Original Jim Walter could not be pierced, (ii) the Company could not be held liable for the asbestos-related liabilities of either Celotex or Jim Walter Corporation on any grounds and (iii) the LBO could not be deemed a fraudulent conveyance. In October 1990, Celotex and one of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 with the Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Celotex Bankruptcy Court").

     In January 1994, the indenture trustees for certain pre-LBO debentures of Original Jim Walter assumed by the Company brought an action (the "Fraudulent Conveyance Lawsuit") for the benefit of the Company's estate and its creditors, which alleged that the issuance of debt in connection with the LBO constituted a fraudulent conveyance under New York and Florida law. The plaintiffs sought to avoid the obligations incurred by the Company and its subsidiaries in the LBO.

     On March 17, 1995 (the "Effective Date"), the Company and its subsidiaries emerged from bankruptcy pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994 as modified on March 1, 1995 (as so modified the "Consensual Plan"). At that time, pursuant to the Consensual Plan 50,494,313 shares of common stock were issued to certain former creditors and stockholders of the Company and its subsidiaries and $490,000,000 aggregate principal amount of the Company's 12.19% Series B Senior Notes Due 2000 (the "Senior Notes") were issued to certain former creditors of the Company and its subsidiaries. (The Senior Notes were redeemed in full in January 1996; see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Years Ended May 31, 1996 and Pro Forma 1995.")

     Also pursuant to the Consensual Plan (i) the Veil Piercing Claims, the Veil Piercing Litigation and the Adversary Proceeding, among other things, were settled after a ruling by the Bankruptcy Court (which was affirmed on appeal by the United States District Court for the Middle District of Florida) finding in favor of the Company on every claim asserted in the Adversary Proceeding and
(ii) the Fraudulent Conveyance Lawsuit was settled. This settlement of the Veil Piercing Litigation (the "Veil Piercing Settlement") was entered into among the Company, certain of its creditors, Celotex, Jim Walter Corporation and representatives of the Asbestos Claimants and provided for the dismissal of all the Veil Piercing Claims and the release of the Company, KKR, any and all of their present and former parents, subsidiaries, stockholders, partners, officers, directors and employees and certain other parties (collectively, the "Released Parties") from all liabilities relating to the LBO or associated with asbestos-related liabilities of Celotex or Jim Walter Corporation. The Veil Piercing Settlement is embodied in the Consensual Plan. The Veil Piercing Settlement, among other things, requires Celotex, and certain other parties to the Celotex bankruptcy proceedings, to propose and use their respective best efforts to obtain confirmation of a plan of reorganization for Celotex that includes an injunction pursuant to Section 524(g) of the Bankruptcy Code ("Section 524(g)") or other similar injunctive relief providing the same protection as a Section 524(g) injunction acceptable to each of the Released Parties. Such injunctive relief would provide the Company with additional assurance that Veil Piercing Claims cannot be asserted in the future against the Company.

      In conjunction with its Chapter 11 bankruptcy proceedings, through July 1996 Celotex filed various plans of reorganization and/or amendments and supplements thereto which failed to conform to the Veil Piercing Settlement with respect to providing for a Section 524(g) injunction and which thus violated the Veil Piercing Settlement. On March 8, 1996, the Company, along with certain other Released Parties, commenced an adversary proceeding (the "Second Adversary Proceeding") in the Bankruptcy Court against Celotex and Jim Walter Corporation seeking (1) a declaration that the then-most recently proposed Celotex reorganization plan (the "Former Celotex Plan") did not contain the Section 524(g) injunction agreed upon by Celotex and Jim Walter Corporation and thus violated the Veil Piercing Settlement and (2) a mandatory injunction compelling Celotex to amend the Former Celotex Plan to incorporate a provision for a
Section 524(g) injunction or an injunction acceptable to the Released Parties that provided the Released Parties the same protection which would be afforded to them by Section 524(g). On May 28, 1996, the Bankruptcy Court entered an Order granting Plaintiffs' Motion for Summary Judgment in part and denying the Motions for Summary Judgment filed by Celotex and Jim Walter Corporation. The Bankruptcy Court's Order declared that: (i) the Veil Piercing Settlement was a valid agreement binding all signatories, including Celotex and Jim Walter Corporation; (ii) the Former Celotex Plan did not contain a Section 524(g) injunction; and (iii) Celotex had not proposed an injunction acceptable to the Released Parties that provided the Released Parties the same protection which would be afforded to them by Section 524(g), thus violating the Veil Piercing Settlement. On June 7, 1996, the Bankruptcy Court (1) made its Order granting Plaintiffs' Motion for Summary Judgment in part a final order and (2) denied without prejudice Plaintiffs' Emergency Motion for Injunctive Relief, which sought an injunction mandating that Celotex and Jim Walter Corporation comply with the Veil Piercing Settlement. Celotex and Jim Walter Corporation each filed notices of appeal from, inter alia, the Bankruptcy Court's Order granting in part Plaintiffs' Motion for Summary Judgment. By order dated June 19, 1996, the Celotex bankruptcy court denied confirmation of the Former Celotex Plan and ordered that any new plans must be submitted by July 12, 1996. On July 12, 1996, competing plans were filed by Celotex, Jim Walter Corporation, the Asbestos Bodily Injury Claimants Committee and others (the "Bodily Injury Plan") and by the Asbestos Property Damage Claimants Committee (the "Property Damage Plan"). The Company filed objections to both plans, on the grounds that they did not comply fully with the Veil Piercing Settlement. On August 23, 1996, both the Bodily Injury Plan proponents and the Property Damage Plan proponents filed amended plans. The Property Damage Plan, as amended, provides for a
Section 524(g) injunction as to all claimants. The Bodily Injury Plan, as amended, provides for a Section 524(g) injunction as to all claimants, but reserves the right to seek confirmation of the Bodily Injury Plan even if the asbestos property damage claimants class votes against that plan. If the Bodily Injury Plan were to be confirmed over an adverse vote of the property damage claimants class, that would appear to preclude a Section 524(g) injunction as to asbestos property damage claims. However, in such event the Bodily Injury Plan would still provide for an injunction against asbestos property damage claims to the extent such an injunction is allowed by Section 105 of the Bankruptcy Code. Both plans require the approval of creditors and confirmation by the Celotex Bankruptcy Court. A confirmation hearing concerning the Bodily Injury Plan, as amended, and the Property Damage Plan, as amended, is currently scheduled to commence on October 7, 1996. See Notes 12 and 16 to Financial Statements - Litigation and Other Matters - Veil Piercing Suits and - Subsequent Event.

(b)   Industry Segments

      The Company's industry segment information for the last three fiscal years is included in Note 15 of Notes to Financial Statements, on pages F-22 and F-23 included herein.

(c)   Narrative Description of Business and Properties

General

      The Company, through its direct and indirect subsidiaries, currently offers a diversified line of products and services for homebuilding, water and waste water transmission, residential and non-residential construction and industrial markets. The operations of the Company are carried out by its operating subsidiaries, the business and properties of which are described below.

Jim Walter Homes

      Jim Walter Homes, Inc. ("Jim Walter Homes") headquartered in the Walter Industries building in Tampa, Florida, is in the business of marketing and supervising the construction of standardized, partially finished and shell, detached, single family residential homes, primarily in the southern region of the United States where the weather permits year-round construction. Jim Walter Homes has concentrated on the low to moderately priced segment of the housing market. Over 320,000 homes have been completed by Jim Walter Homes and its predecessor since 1946.

      Jim Walter Homes' products consist of more than 30 models of conventionally built homes, built of wood on concrete foundations or wood pilings, and ranging in size from approximately 640 to 2,214 square feet. Each home is completely finished on the outside and is unfinished on the inside except for rough floors, ceiling joists, partition studding and closet framing. The buyer may elect to purchase optional interior components, including installation thereof, such as plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. A buyer selecting all options receives a home considered to be "90% complete", excluding only floor covering, inside paint and utility hookups. Shell homes are those which are completely finished on the outside with the inside containing only rough floors, partition studding and closet framing, but not interior wallboard, floor finishing, plumbing, electrical wiring and fixtures, doors and cabinetry. The remaining units are sold at varying "in-between" stages of interior finishing. Jim Walter Homes builds all of its homes "on site" and only against firm orders.

      The following chart shows the unit sales volume of Jim Walter Homes and the percent of homes sold in the three stages of completion for fiscal years ended May 31, 1996, 1995 and 1994.

                                                  Percent of Unit Sales
                                             -----------------------------------
      Fiscal Year Ended May 31,  Units Sold  Shell  Various Stages 90%  Complete
      -------------------------  ----------  -----  ------------------  --------
      1996......................   3,760      18%          4%              78%
      1995......................   4,126      25           9               66
      1994......................   4,331      23          10               67

      During the fiscal years 1996, 1995 and 1994 the average net sales price of a home was $42,300, $40,200 and $38,300, respectively.

      Jim Walter Homes' backlog as of May 31, 1996 was 1,957 units compared to 1,529 units at May 31, 1995. The average time to construct a home ranges from four to twelve weeks.

      Jim Walter Homes currently operates 109 branch offices located in 19 states (Alabama, Arizona, Arkansas, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and West Virginia). In addition, Jim Walter Homes serves five adjoining states (Delaware, Illinois, Kansas, Maryland and Pennsylvania). Of such branch offices, approximately 82% are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" which are designed to allow customers to view actual models completed to the various stages of interior finishing available. Jim Walter Homes does not own or acquire land for purposes of its operations and is not a real estate developer. Accordingly, these operations are not subject to significant concentrations of credit risks. The actual construction of all homes sold by Jim Walter Homes is done by local building contractors with their own crews, pursuant to subcontracts executed in connection with each home, and inspected by Jim Walter Homes' supervisory personnel. Jim Walter Homes maintains warehouses near each of its district offices from which a portion of the necessary building materials may be obtained; the balance of building materials is purchased locally.

      Approximately 96% of the homes Jim Walter Homes sells are purchased with financing it provides. In order to qualify for a credit sale, the purchaser of a home must own his property free and clear of all encumbrances. In addition to owning the land, the purchaser must perform certain steps to complete the home and obtain a certificate of occupancy. Depending on the degree of completion of the home purchased, these steps can cost a significant amount of money. The credit terms offered by Jim Walter Homes have a maximum 30-year term, are usually for 100% of the purchase price of the home and currently carry either an 8.5% or 10% "annual percentage rate", without points or closing costs. In an effort to generate additional sales, Jim Walter Homes in December 1995 reduced its financing rate from 10% to 8.5% for its "90% complete" homes on a trial basis and in March 1996 began formally advertising the lower rate. The 10% "annual percentage rate" had been in effect since 1979. To qualify for financing, a potential purchaser must also provide information concerning his or her monthly income and employment history as well as a legal description of and evidence that the customer owns the land on which the home is to be built. A customer's income and employment usually are verified through telephone conversations with such customer's employer and by examining his or her pay stubs, W2 forms or, if the customer is self-employed, income tax returns. An applicant must have a minimum of one year's continuous employment or, if he or she has changed jobs, the new job must be in the same field of work. Only a small percentage of secondary income (second job or part-time work) is utilized in qualifying applicants. Ownership of the land is verified by examining the title record. In addition, Jim Walter Homes' credit department obtains a credit report. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sales contract is executed, a title report is ordered and frequently a survey of the property is made. Surveys are performed by independent registered surveyors when, in the opinion of Jim Walter Homes, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments. Jim Walter Homes does not use a point or grade credit scoring system. Particular attention is paid to the credit information for the most recent three to five years. Attention is also given to the customer's total indebtedness and total other monthly payments on a judgmental basis by the credit department. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria. The contract for sale is subject to (i) executing a promissory note which is secured by a first lien on the land and the home to be built, (ii) executing a mortgage, deed of trust or other security instrument, (iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgages, deeds of trust and similar security instruments constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise insured or guaranteed.

      Jim Walter Homes does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and the land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated solely on the basis of Jim Walter Homes' mortgage servicing division employees' experience and knowledge, be at least equal to 10% of the amount of the sales price to be financed. Before occupying a new home, the customer must complete the utility hook-ups and any of the other components not purchased from Jim Walter Homes, arrange for the building inspection and, if required, obtain a certificate of occupancy. The costs to complete a new home depend on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs could range from $2,000-$3,000 to $30,000-$40,000. Upon construction of a new home to the agreed-upon percentage of completion, Jim Walter Homes sells the building and instalment sales contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc. ("Mid-State Homes"), an indirect, wholly owned subsidiary of the Company, in the ordinary course of business pursuant to an Agreement of Purchase and Sale of Instalment Obligations and Servicing of Delinquent Accounts. Pursuant to this agreement, Jim Walter Homes provides field servicing on all delinquent accounts, including collection of delinquent accounts, recommendations of foreclosure, foreclosure and resale of foreclosed properties.

      The favorable financing offered by Jim Walter Homes normally has tended to increase unit volume in times of high interest rates and limited availability of mortgage financing funds. As a result, Jim Walter Homes' volume of home sales has tended to be counter-cyclical to national home construction activity. Also, in times of low interest rates and high availability of mortgage funds, additional competition is able to enter the market.

      The single-family residential housing industry is highly competitive. Jim Walter Homes competes in each of its market areas on the basis of price, design, finishing options and accessibility to financing with numerous home builders ranging from regional and national firms to small local companies. Jim Walter Homes also competes with manufactured housing. For the calendar year 1995, Jim Walter Homes was the eighth largest builder of detached single-family homes in the United States after having been the sixth largest builder in 1994, the fifth largest builder in 1993, and the fourth largest builder in 1992 and 1991. However, because there are so many firms engaged in the single-family homebuilding industry, Jim Walter Homes accounted for less than 1% of all new detached for sale homes built in 1995.

      In the three years ended May 31, 1996, 1995 and 1994, Jim Walter Homes' net sales and revenues amounted to $159.2 million, $165.8 million and $166.0 million, respectively.

Mid-State Homes

      Mid-State Homes, headquartered in the Walter Industries building in Tampa, Florida, was established in 1958 to purchase mortgage instalment notes from Jim Walter Homes on homes constructed and sold by Jim Walter Homes and to service such mortgage instalment notes. Mid-State Trust II, Mid-State Trust III, Mid-State Trust IV and Mid-State Trust V are business trusts organized by Mid-State Homes, which owns all of the beneficial interest in Mid-State Trust III, Mid-State Trust IV and Mid-State Trust V. Mid-State Trust IV owns all of the beneficial interest in Mid-State Trust II.

      In April 1988, Mid-State Homes sold to Mid-State Trust II instalment notes and mortgages which it had acquired from Jim Walter Homes through February 29, 1988 with a gross amount of approximately $3,376,000,000 and an aggregate outstanding economic balance of approximately $1,750,000,000 pursuant to a purchase and sales agreement, in exchange for a purchase price of $1,326,665,600, representing the net cash proceeds from the public offering of $1,450,000,000 aggregate face amount of mortgage-backed notes ("Mid-State Trust II Mortgage-Backed Notes") of Mid-State Trust II after paying the expenses associated with the sale of such Mid-State Trust II Mortgage-Backed Notes. The outstanding balance at May 31, 1996 of such Mid-State Trust II Mortgage-Backed Notes was $497,000,000. At May 31, 1996, such Mid-State Trust II instalment notes and mortgages had a gross book value of $1,166,386,000 and an economic balance of approximately $723,481,000.

      Under the Mid-State Trust II indenture for the Mid-State Trust II Mortgage-Backed Notes, if certain criteria as to performance of the pledged instalment notes are met, Mid-State Trust II is allowed to make quarterly distributions of cash to Mid-State Trust IV, its sole beneficial owner, to the extent that cash collections on such instalment notes exceed Mid-State Trust II's cash expenditures for its operating expenses, interest expense and mandatory debt payments on its mortgage-backed notes. In addition to the performance-based distributions, the indenture permits distribution of additional excess funds, if any, provided such distributions are consented to by Financial Security Assurance Inc., a monoline property and casualty insurance company and the guarantor of the Mid-State Trust II Mortgage-Backed Notes. The guarantor has not approved any additional distributions since the January 1, 1995 distribution and such excess funds remain on deposit with Mid-State Trust II.

      On July 1, 1992, pursuant to approval by the Bankruptcy Court, mortgage instalment notes having a gross amount of $638,078,000 and an economic balance of $296,160,000 were sold by Mid-State Homes to Mid-State Trust III in exchange for the net proceeds from the public issuance by Mid-State Trust III of $249,864,000 of asset backed notes ("Mid-State Trust III Asset Backed Notes"). Net proceeds were used to repay in full all outstanding indebtedness due under a revolving credit facility, with the excess cash used to fund the ongoing operations of the Company and its subsidiaries. The outstanding balance at May 31, 1996 of such Mid-State Trust III Asset Backed Notes was $147,669,000. At May 31,1996, such Mid-State Trust III instalment notes and mortgages had a gross book value of $416,780,000 and an economic balance of $217,247,000.

      On March 16, 1995, pursuant to approval by the Bankruptcy Court, mortgage instalment notes having a gross amount of $2,020,258,000 and an economic balance of $826,671,000 were sold by Mid-State Homes to Mid-State Trust IV. In addition, on such date, Mid-State Homes sold its beneficial interest in Mid-State Trust II to Mid-State Trust IV. Mid-State Trust II had a total collateral value of $910,468,000 with $605,750,000 of Mid-State Trust II Mortgage-Backed Notes outstanding. These sales were in exchange for the net proceeds from the public issuance by Mid-State Trust IV of $959,450,000 of asset backed notes ("Mid-State Trust IV Asset Backed Notes"). The outstanding balance at May 31, 1996 of such Mid-State Trust IV Asset Backed Notes was $902,277,000. At May 31, 1996, such Mid-State Trust IV instalment notes and mortgages had a gross book value of $1,786,406,000 and an economic balance of $759,234,000.

      The instalment notes sold by Mid-State Homes to Mid-State Trusts II, III and IV are serviced by Mid-State Homes pursuant to servicing agreements entered into with each trust. Mid-State Homes, in connection with such servicing agreements, has entered into sub-servicing agreements with Jim Walter Homes to provide field servicing such as collections, repossessions and resale.

      The assets of Mid-State Trusts II, III and IV are not available to satisfy claims of general creditors of Mid-State Homes or the Company and its other subsidiaries. The liabilities of Mid-State Trusts II, III and IV for their publicly issued debt are to be satisfied solely from proceeds of the underlying instalment notes and are nonrecourse to Mid-State Homes and the Company and its other subsidiaries.

      On February 27, 1995, Mid-State Homes established Mid-State Trust V, a business trust in which Mid-State Homes owns all the beneficial interest, to provide temporary financing to Mid-State Homes for its current purchases of instalment notes and mortgages from Jim Walter Homes. On March 3, 1995, Mid-State Trust V entered into a Variable Funding Loan Agreement (the "Mid-State Trust V Variable Funding Loan Agreement") with Enterprise Funding Corporation, an affiliate of NationsBank N.A., as lender, and NationsBank N.A. (Carolinas), as Administrative Agent. The agreement provides for a three-year $500,000,000 credit facility (the "Mid-State Trust V Variable Funding Loan") secured by the instalment notes and mortgages Mid-State Trust V purchases from Mid-State Homes. It is contemplated that the facility will be an evergreen three-year facility with periodic paydowns from the proceeds of permanent financings similar to those done by Mid-State Trusts II, III and IV. The facility currently matures on March 3, 1999. The outstanding Mid-State Trust V Variable Funding Loan balance at May 31, 1996 was $245,000,000. At May 31, 1996, such Mid-State Trust V instalment notes and mortgages had a gross book value of $835,454,000 and an economic balance of $315,422,000.

      The revenues of Mid-State Trusts II, III, IV and V are required by generally accepted accounting principles to be consolidated as part of Mid-State Homes' revenues for financial statement purposes. In the three years ended May 31, 1996, 1995 and 1994, Mid-State Homes' revenues amounted to $248.8 million, $237.1 million and $255.3 million, respectively.

Jim Walter Resources

      The operations of Jim Walter Resources, Inc. ("Jim Walter Resources") are conducted through its Mining Division, which mines and sells coal from four deep shaft mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources.

  Mining Division

      The Mining Division, headquartered in Brookwood, Alabama, has approximately 9.7 million tons of rated annual coal production capacity from four deep shaft mines. These mines extract coal from Alabama's Blue Creek seam, which contains high quality metallurgical coal. This coal can be used as coking coal as well as steam coal because it meets current environmental compliance specifications. The Blue Creek coal has a low/medium volatility, high BTU and low sulfur content. The mines are located in west central Alabama between the cities of Birmingham and Tuscaloosa.

      The majority of coal is mined using longwall technology, complemented by the more standard continuous mining method. Since the late 1970's, by replacing the traditional methods of underground mining with the longwall technique, the Mining Division has achieved greater production efficiency, improved safety, generated superior coal recovery results and lowered production costs. There are approximately 70 longwall mining systems in use in the United States, of which the Mining Division currently operates six. The Mining Division's normal operating plan is a longwall/continuous miner ratio of about 75%/25%, which is the long-term sustainable ratio.

      Recoverable reserves, as of May 31, 1996, were estimated to be approximately 242 million tons, of which 217 million tons relate to the four Blue Creek Mines.

      A summary of reserves is as follows:

           ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF MAY 31, 1996
                             (In Thousands of Tons)

                       Reserves(2)          Classifications(3)   Type(4)     JWR's Interest        Quality(6)        Production(7)
                --------------------------- -------------------  --------  ------------------  ----------------  -------------------
                                                                 Steam(S)
                                                                    or
                                                                 Metallur-
Mining Property Total   Assigned Unassigned Measured  Indicated  gical(M)   Owned   Leased(5)  Ash Sulf. BTU/lb   1994  1995   1996
- --------------- -----   -------- ---------- --------  ---------  --------  -------  ---------  --- ----- ------  -----  ----   ----
No. 3 Mine.....  60,075  60,075      ---     43,554    16,521      S/M      1,445    58,630     8.2 0.56 14,469  1,347  1,730  2,084
No. 4 Mine.....  71,262  71,262      ---     45,536    25,726      S/M      5,892    65,370     9.4 0.69 14,240  2,257  2,448  2,542
No. 5 Mine.....  26,758  26,758      ---     21,888     4,870      S/M     24,548     2,210     8.8 0.66 14,334  1,074    948    893
No. 7 Mine.....  59,174  59,174      ---     45,209    13,965      S/M     15,228    43,946     8.0 0.65 14,499  1,849  2,501  2,347
                ------- -------    ------   -------   -------              ------   -------                      -----  -----  -----
                217,269 217,269      ---    156,187    61,082              47,113   170,156                      6,527  7,627  7,866
Bessie (8)....   24,919   ---      24,919    14,880    10,039      S/M        658    24,261    11.0 1.30 13,655  -----  -----  -----
                ------- -------    ------   -------   -------              ------   -------                      -----  -----  -----
TOTAL ........  242,188 217,269    24,919   171,067    71,121              47,771   194,417                      6,527  7,627  7,866
                ======= =======    ======   =======   =======              ======   =======                      =====  =====  =====

- --------
(1) "Recoverable" reserves are defined as tons of mineable coal in the Blue Creek and Mary Lee seams which can be extracted and marketed after deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses.

(2) "Assigned" reserves represent coal which has been committed by Jim Walter Resources to its operating mines and plant facilities. "Unassigned" reserves represent coal which is not committed to an operating mine and would require additional expenditures to recover. The division of reserves into these two categories is based upon current mining plans, projections and techniques.

(3) The recoverable reserves (demonstrated resources) are the sum of "Measured" and "Indicated" resources. Measured coal extends 1/4 mile from any point of observation or measurement. Indicated coal is projected to extend from 1/4 mile to 3/4 mile from any point of observation or measurement. Inferred coal extends from 3/4 mile to 3 miles from any point of observation or measurement. Inferred reserves are not included in recoverable reserves.

(4) All of the coal in the Blue Creek and Mary Lee seams is suitable for metallurgical purposes although, for marketing reasons, some is sold as compliance steam coal.

(5) The leases are either renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.

(6) Values shown are weighted averages of all reserves and are calculated on a dry basis. Bessie Mine reserves are equivalent to preparation at a 1.60 specific gravity, whereas the others are at a 1.40 specific gravity.

(7)  Production for 1996, 1995 and 1994 is for the fiscal years ended May 31.

(8)  The Bessie Mine was closed in August 1988.

     Environmental expenditures imposed by laws relating to deep shaft mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface (strip) mining.

     The facilities of the Mining Division are summarized as follows:

     Facility                               Location        Sq. Footage
     --------                             ------------      -----------
     Administrative headquarters......    Brookwood, AL        41,500
     Central shop, supply center and
       training center................    Brookwood, AL       128,400

                                                               Current
     Operating Mines                        Location        Rated Capacity
     ---------------                      ------------      --------------
     Blue Creek No. 3 ................    Adger, AL         2,600,000 tons
     Blue Creek No. 4 ................    Brookwood, AL     2,700,000 tons
     Blue Creek No. 5 ................    Brookwood, AL     1,800,000 tons
     Blue Creek No. 7 ................    Brookwood, AL     2,600,000 tons

     Of the Mining Division's approximately 9.7 million tons of current rated annual production capacity, 4.88 to 5.10 million tons are sold under long-term contracts, leaving 4.82 to 4.60 million tons to be sold under short-term contracts or on the spot market.

     Jim Walter Resources' supply contract with Alabama Power Company ("Alabama Power") that had been in effect since January 1, 1979, as amended, was superseded by a new agreement executed on May 10, 1994 (the "New Alabama Power Contract"). Under the New Alabama Power Contract, Alabama Power will purchase
4.0 million tons of coal per year from Jim Walter Resources during the period from July 1, 1994 through August 31, 1999. The New Alabama Power Contract has a fixed price subject to an escalation based on the Consumer Price Index and adjustments for governmental impositions and quality. The New Alabama Power Contract includes favorable modifications of specification, shipping deviations and changes in transportation arrangements.

     Jim Walter Resources and Carcoke, S.A. are parties to a long-term contract which expires on December 31, 1997. The contract provides for the sale of approximately 880,000 tons annually, with an option on approximately 220,000 additional tons annually. The pricing mechanism is market driven and reflects changes in prices of three specific coals or coal indices.

     Blue Creek Mine No. 5 ("Mine No. 5") was shut down for a substantial portion of the period from July 9, 1990 through September 16, 1990 as a result of safety concerns arising from spontaneous combustion heatings which were a result of pyritic sulfur concentrations occurring in the coal seam in the southern part of the mine being exposed to the air by the mining process. The exposure of the sulfur deposits and its reaction with oxygen contained in the ventilation air currents caused the heatings to occur. Throughout this period, Jim Walter Resources was engaged in discussions with the Mine Safety and Health Administration ("MSHA") regarding a new ventilating arrangement designed to reduce the contact between oxygen and sulfur for the longwall faces at Mine No.
5. Idle plant expenses associated with the shutdown were $6.5 million. Although MSHA approved the resumption of operations at the mine on September 14, 1990, providing for a modified conventional ventilation system, productivity was poor and costs were therefore high. In February 1991, the mine's one longwall unit was moved from the southern part of the mine to a longwall coal panel in the northern area and productivity improved. The southwestern area of the mine was subsequently abandoned and sealed off as efforts to design a ventilation arrangement acceptable to MSHA which properly controlled the spontaneous combustion heating and provided acceptable productivity and costs of operation were not successful.

     Mine No. 5 also was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings caused by pyritic sulfur concentrations occurring in the mine's coal seam being exposed to the air by the mining process. Representatives of Jim Walter Resources, MSHA, Alabama State Mine Inspectors and the United Mine Workers of America ("UMWA") agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. The insurers issued policies insuring various percentages of the risk. The Company has entered into settlements with several insurers who, in the aggregate, have paid approximately $11.7 million, reducing the contract claims in the lawsuit to $12.7 million. The Company and Jim Walter Resources continue to pursue the litigation against the remaining carriers and a trial is tentatively scheduled for October 21, 1996.

     In late November 1995, Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings caused by pyritic sulfur concentrations occurring in the mine's coal seam being exposed to the air by the mining process, and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. Firefighting and idle plant costs of approximately $16 million associated with the November 1995 fire were not insured since spontaneous combustion heatings caused by pyritic sulfur concentrations in Jim Walter Resources' Mines No. 4 and No. 5 are now excluded from the Company's and Jim Walter Resources' insurance policies. The affected coal panels on the western side of the mine have been sealed off and development work is underway on the eastern side of Mine No. 5. Longwall production on the east side is expected to commence in the fourth quarter of fiscal 1997. While in development, the mine's costs are being capitalized. Total development costs in the year ended May 31, 1996 were $15,169,000. Jim Walter Resources' three other operating mines remain in full production.

     In the three years ended May 31, 1996, 1995 and 1994, the Mining Division's net sales and revenues were $325.8 million, $299.4 million and $290.3 million, respectively, including $4.8 million, $5.4 million and $5.7 million, respectively, to Sloss Industries Corporation ("Sloss Industries"), a wholly owned subsidiary of the Company.

  De-Gas Division

     The De-Gas Division, through a joint venture headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources.

     The original motivation for the joint venture was to increase safety in Jim Walter Resources' Blue Creek mines by reducing the level of methane gas through wells drilled in conjunction with the mining operations. As of May 1996, there were 340 wells producing approximately 40 million cubic feet of gas per day. As many as 100 additional wells are planned for development over the next 12 - 18 months. The degasification operation, as had originally been expected, has improved mining operations and safety by reducing methane gas levels in the mines, as well as being a profitable operation.

     The gas is transported through a 12-mile pipeline (owned and operated by Black Warrior Transmission Corp., a corporation the stock of which is owned on a 50-50 basis by Jim Walter Resources and Sonat Exploration Company, an affiliate of Southern Natural Gas Company ("SNG")), directly to SNG's pipeline.

     The De-Gas Division began operations in 1981 with the formation of an equal joint venture with Kaneb Services, Inc. ("Kaneb") to capture and market methane gas from the Blue Creek seam. SNG is the joint venture's exclusive customer for all output of methane gas, all of which was originally at a price tied to the price of fuel oil in New York. Kaneb subsequently sold its 50% interest in the degasification operation to an indirect wholly-owned subsidiary of Sonat, Inc. In connection with such sale, additional areas were added to the gas sales contract. This gas was priced at a market price nominated by SNG which was not to be lower than the published price for spot purchases for SNG-South Louisiana for the applicable month. Effective January 1, 1994, the gas sales contract was amended. The price to be paid for gas delivered to SNG is now equal to the average of two published spot prices; provided, however, that the price will not be less than $2.00 per MMBTU (approximately $1.96 per MCF) on a weighted annual basis, calculated cumulatively each month. Beginning in January 1994 and ending in December 2001, SNG will pay Jim Walter Resources a reservation fee of $675,000 per month if certain minimum quantities of gas are delivered. Black Warrior Methane Corp., a corporation the stock of which is owned on a 50-50 basis by Jim Walter Resources and Sonat Exploration Company, manages the operational activities of the joint venture.

     In the three years ended May 31, 1996, 1995 and 1994, the De-Gas Division's net sales and revenues amounted to $23.0 million, $20.8 million and $23.0 million, respectively.

U.S. Pipe

     United States Pipe and Foundry Company, Inc. ("U.S. Pipe"), headquartered in Birmingham, Alabama, conducts its business through its Pressure Pipe Division and Castings Division. The Pressure Pipe Division manufactures and sells a broad line of ductile iron pressure pipe, pipe fittings and valves and hydrants. It is one of the nations's largest producers of ductile iron pressure pipe. The

Castings Division produces and sells a wide variety of gray and ductile iron castings.

     In the three years ended May 31, 1996, 1995 and 1994, U.S. Pipe's net sales and revenues amounted to $421.4 million, $412.2 million and $357.2 million, respectively.

Pressure Pipe Division

     The Pressure Pipe Division manufactures and sells a complete line of ductile iron pipe ranging from 4" to 64" in diameter as well as most equivalent metric sizes. In addition, this division produces and sells a full line of fittings, valves and hydrants of various configurations to meet various municipal specifications. Approximately 70%-75% of the ductile iron pressure pipe produced by this division is used in the transmission and distribution of potable water and the remaining 25%-30% is used in the transmission of waste water and industrial applications. The majority of ductile iron pressure pipe and related fittings, valves and hydrants are for new distribution systems. However, the market for rehabilitation, upgrading and replacement of pipe systems has grown significantly in recent years (currently accounting for approximately 30% of ductile iron pressure pipe sales) as municipalities have initiated programs to rehabilitate aging water and waste water transmission systems. Fittings, valves and hydrants produced by this division account for approximately 20% of sales.

     Ductile iron pressure pipe is manufactured by the deLavaud centrifugal casting process and is typically classified into three size categories: 1) Small pipe, ranging from 4" to 12" in diameter (approximately 55% of the division's pipe production), is used primarily for potable water distribution systems and small water system grids; 2) Medium pipe, ranging from 14" to 24" in diameter (approximately 26% of the division's pipe production), is used primarily in reinforcing distribution systems, including looping grids and supply lines; and
3) Large pipe, 30" to 64" in diameter, which accounts for the remaining 19% of pipe production, is used for major water and waste water transmission and collection systems.

     The ductile iron pressure pipe industry is highly competitive, with a small number of manufacturers of ductile iron pressure pipe, fittings, valves and hydrants as well as a larger number of manufacturers which produce pipe from substitute materials, such as PVC, concrete, fiberglass, reinforced plastic and steel. U.S. Pipe is one of the nation's largest producers of ductile iron pressure pipe. Major ductile iron pipe competitors include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company. The division competes with such manufacturers of ductile iron pressure pipe on the basis of price, customer service and product quality.

     U.S. Pipe is also a manufacturer of ductile iron fittings. The Company believes that McWane, Inc. has the largest market share in this market segment. U.S. Pipe is not a major manufacturer of valves and hydrants.

     Additional competition for ductile iron pressure pipe comes from pipe composed of other materials. Although ductile iron pressure pipe is typically more expensive than competing forms of pipe, customers choose ductile iron for its quality, longevity, strength, ease of installation and lack of maintenance problems.

     Products of the Pressure Pipe Division are sold primarily to contractors, water works distributors, municipalities and private utilities. Most ductile iron pressure pipe orders result from contracts which are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales are made through independent water works distributors. The division maintains numerous supply depots in leased space throughout the country which are used as a source of pipe for start-up projects to support ongoing projects and to aid in completing projects. The Pressure Pipe Division's sales are primarily domestic, with foreign sales accounting for approximately 5% of dollar sales in 1996. U.S. Pipe has 36 sales offices in leased space in the United States. It employs a salaried sales force of approximately 70 persons.

     The order backlog of pressure pipe at May 31, 1996 was 121,734 tons, which represents approximately three months' shipments, compared to 121,548 tons at May 31, 1995.

     The Pressure Pipe Division manufactures ductile iron pressure pipe at four owned plants located in (i) Bessemer, Alabama (581,000 square feet on 169 acres of land); (ii) North Birmingham, Alabama (358,000 square feet on 61 acres of land); (iii) Union City, California (121,000 square feet on 70 acres of land); and (iv) Burlington, New Jersey (329,000 square feet on 109 acres of land). Such plants have annual rated capacities, on a one shift per day basis, of 180,000 tons, 160,000 tons, 85,000 tons and 132,000 tons, respectively, of ductile iron pressure pipe. In addition, the division manufactures fittings, valves and hydrants at its owned plant in Chattanooga, Tennessee (648,000 square feet on 80 acres of land). The general offices, located in Birmingham, Alabama, contain 122,000 square feet of office space on 6 acres of owned land.

     While the pipe business is generally sensitive to recessions because of its partial dependence on the level of new construction activity, certain aspects of Pressure Pipe's operations have in the past helped to reduce the impact on such division of the effects of a downturn in new construction.

     First, Pressure Pipe's products have experienced a strong level of demand in the replacement market. The Company believes that the growth of the replacement market will continue as a result of major expenditures by governmental entities in an effort to rebuild the nation's infrastructure, such as the replacement and upgrading of water and waste water transmission systems. In addition, legislation such as the Clean Water Act and the Safe Drinking Water Act may force utilities and cities to upgrade and/or replace their pipe systems.

     Second, Pressure Pipe's facilities are located in regions of the country which have exhibited consistent economic strength. The Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and the division's operations in the South are located in areas of steady economic growth. The West Coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas which will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making the Pressure Pipe Division's products more competitive.

Castings Division

     The Castings Division produces a wide variety of gray and ductile iron castings for a diversified customer base, including special hardness castings for the pollution control industry. In the year ended May 31, 1996, approximately 45% of the Castings Division's sales were sales of castings to the Pressure Pipe Division, with the balance of sales to various capital goods industries. Manufacturing operations are located in Anniston, Alabama (240,000 square feet on 21 acres of owned land).

Sloss Industries

     Sloss Industries is a diversified manufacturing operation, headquartered in Birmingham, Alabama, which has four major product lines: (1) foundry coke; (2) furnace coke; (3) slag wool; and (4) specialty chemicals.

     Foundry coke is marketed to cast iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. It is shipped primarily into four geographic markets: the East Coast; the Southeast; Mexico and the West Coast. Competition comes primarily from three merchant suppliers: ABC Coke, Koppers Company, Inc. and Empire Coke Company. In the year ended May 31, 1996, approximately 60% of the foundry coke produced by Sloss Industries was sold to U.S. Pipe.

     Furnace coke is sold primarily to basic steel producers. Furnace coke sales have been consistent over the past years, as a result of a contract with National Steel Corporation taking nearly all of Sloss' production capacity. Sloss Industries has only an estimated 1% of the market for furnace coke. Competition comes primarily from Koppers Company, Inc. in the southern United States and from Citizens Gas & Coke Utility and steel producers with excess coking capacity in the Midwest.

     Slag wool is utilized principally by acoustical ceiling manufacturers and is also used in fireproofing cements. A related product, processed mineral fiber, is used in friction materials and phenolic molding compounds. The continued success of the slag wool business depends upon Sloss Industries' ability to produce ceiling tile fiber of consistent high quality and react to customer demands for specific "customized" fiber composition. Of the total slag wool sales in the year ended May 31, 1996, approximately 66% was sold to Armstrong World Industries and 26% to Celotex.

     Chemical products are manufactured in plants located in Birmingham and Ariton, Alabama. The Birmingham product line is composed primarily of aromatic sulfonic acids and sulfonyl chlorides used in the pharmaceutical, plasticizer, foundry and coatings industries, but also includes a custom manufactured specialty monomer for the plastics industry. The Ariton facility produces custom manufactured specialty products for the rubber and plastics industries.

     Sloss Industries' manufacturing facilities located in Birmingham, Alabama include 120 coke ovens with an annual rated capacity of 450,000 tons and related buildings of 148,400 square feet, a slag wool plant with an annual rated capacity of 121,000 tons in a building of 63,000 square feet and a synthetic chemicals plant in a building of 63,300 square feet, all on 521 acres of owned land. Sloss Industries also operates a specialty chemical facility in Ariton, Alabama in a building of 6,880 square feet, on 53 acres of owned land.

     In the three years ended May 31, 1996, 1995 and 1994, Sloss Industries' net sales and revenues amounted to $91.1 million, $88.0 million and $81.7 million, respectively, including $12.0 million, $11.1 million and $9.4 million, respectively to U.S. Pipe.

JW Aluminum

     JW Aluminum Company ("JW Aluminum"), headquartered in Mt. Holly, South Carolina, is a leading producer of fin stock used in heating and air conditioning applications. Its second leading product is cable wrap used in the manufacture of communications cable. JW Aluminum's other foil and sheet products are used in a variety of applications, such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are used primarily for general building applications such as siding, gutters, downspouts, trailer siding, mobile home siding and skirting, residential siding and window components.

     In fiscal 1996, JW Aluminum sold 122.7 million pounds of aluminum products, 29% of which were sheet products and 71% were foil products. JW Aluminum has focused on directing its product mix away from building products which are price sensitive, low value added products, towards higher value added products such as fin stock, where product quality and service are relied upon more than price.

     JW Aluminum operates a single manufacturing facility in Mt. Holly, South Carolina. Such facility, which incorporates the plant warehouse and administrative functions, is in a building of 319,000 square feet on 25 acres of owned land. JW Aluminum's current rated capacity is 125 million pounds per year, based on the present product mix. A $7.5 million expansion program currently underway will increase capacity to 150 million pounds per year in late fiscal 1997.

     In the three years ended May 31, 1996, 1995 and 1994, JW Aluminum's net sales and revenues amounted to $141.1 million, $134.2 million and $87.3 million, respectively, including $3.4 million, $6.1 million and $2.1 million, respectively, to JW Window Components, Inc. ("JW Window Components"), a wholly owned subsidiary of the Company.

JW Window Components

     JW Window Components produces a variety of screens and screen components and a full line of window components, such as extruded aluminum components, weatherstripping, sash balances and spiral balances. JW Window Components is recognized as an industry leader in the production of block and tackle sash balances. It also has the broadest product line of any supplier to the window and patio door industry. The Company estimates that approximately 60% of total sales are directed to the new construction market, approximately 30% to the renovation market and approximately 10% to the commercial sector.

     JW Window Components' products are sold through a network of independent sales agents, who cover the continental United States, the Caribbean and Central American countries.

     JW Window Components operates three plants located in Elizabethton, Tennessee (190,000 square feet on 25 acres of owned land); Sioux Falls, South Dakota (50,000 square feet on 3 acres of owned land); and Merrill, Wisconsin (54,000 square feet of leased space). The administrative offices are located in Elizabethton, Tennessee.

     In the three years ended May 31, 1996, 1995 and 1994, net sales and revenues for JW Window Components amounted to $37.0 million, $45.8 million and $38.7 million, respectively.

Southern Precision

     Southern Precision Corporation ("Southern Precision") is the largest producer of pattern tooling and resin coated sand in the Southeast.

     Southern Precision's Irondale, Alabama manufacturing facility incorporates the plant, warehouse and administrative functions (85,000 square feet of buildings located on 6 acres of owned land). The facility and equipment enable the company to service the larger and more sophisticated tooling and machining programs. Products and services provided at this location include: 1) wood and metal pattern tooling; 2) numerical controlled machining for industries such as satellite and aircraft communications, aerospace and glass machines; 3) plastic injection, compression and rubber molds; 4) aluminum castings; and 5) general machining of fabrications, castings and plates.

     Southern Precision's Birmingham, Alabama manufacturing facility (27,500 square feet on 5 acres of owned land) produces a coated sand for production of shell cores for the foundry industry. To increase operating efficiency, the company closed its Irondale, Alabama coating facility in August 1995 and combined it with the Birmingham facility. The Birmingham facility is newer, provides adequate land for expansion and is located on a major rail line, which eliminates trucking expense while providing for bulk shipment by rail.

     In the three years ended May 31, 1996, 1995 and 1994, Southern Precision's net sales and revenues amounted to $15.0 million, $14.4 million and $11.0 million, respectively, including $1.2 million, $2.4 million and $2.2 million, respectively, to U.S. Pipe.

Vestal Manufacturing

     Vestal Manufacturing Company ("Vestal Manufacturing") produces a diversified line of metal and foundry products for residential, commercial and industrial use. Vestal Manufacturing manufactures a line of energy saving fireplaces, fireplace inserts, accessories and woodburning stoves, as well as lightweight castings for municipal markets and metal building products.

     Vestal Manufacturing's products are sold through a network of independent sales agents to hardware and building materials distributors, home centers and mass merchandisers throughout the United States and Canada.

     Vestal Manufacturing's performance to a large extent is tied to residential construction. Foreign competition has also been a factor in recent years.

     Vestal Manufacturing, located in Sweetwater, Tennessee, operates a foundry with 103,000 square feet, a steel fabrication plant with 109,000 square feet and an administrative office containing 7,000 square feet, all on 46 acres of owned land.

     In the three years ending May 31, 1996, 1995 and 1994, Vestal Manufacturing's net sales and revenues amounted to $17.3 million, $19.4 million and $17.4 million, respectively.

United Land

     United Land Corporation ("United Land") owns approximately 43,000 acres of land, 137,000 acres of mineral rights and 1,300 acres of surface rights, principally in Alabama.

     United Land receives royalties resulting from leases to strip coal miners, gas producers and timber companies. When market conditions are favorable, management expects from time to time to sell excess real estate from the holdings of United Land not utilized by any of the other subsidiaries of the Company.

     In the three years ended May 31, 1996, 1995 and 1994, United Land's net sales and revenues amounted to $14.6 million, including a gain of $6.1 million on sales of certain excess real estate, $15.8 million, including a gain of $6.1 million on the sale of certain excess real estate, and $9.2 million, respectively.

Walter Land

     Walter Land Company ("Walter Land") is a land sales operation with an inventory at May 31, 1996 of approximately 7,400 acres, primarily on the south side of Houma, Louisiana. The bulk of the commercial development in Houma is tied directly to service and support for offshore oil and gas drilling, which has been in a long term recession. Land sales have been few and small in recent years. Presently, the majority of Walter Land's income is derived from rental income. The management and sale of the Louisiana properties are handled by local personnel on a contract basis. In the three years ended May 31, 1996, 1995 and 1994, Walter Land's net sales and revenues amounted to $277,000, $196,000 and $247,000, respectively.

Cardem Insurance

     Cardem Insurance is a Hamilton, Bermuda based offshore reinsurance company. The predominant part of its business is reinsuring 75% of the risk on fire and extended coverage insurance policies issued by Westchester Insurance Company, an unrelated insurance company. Such insurance policies are with individual owners of homes constructed by Jim Walter Homes. In the years ended May 31, 1996, 1995 and 1994, Cardem Insurance's net sales and revenues amounted to $13.1 million, $11.8 million and $12.0 million, respectively.

Seasonality

     Certain of the businesses of the Company (primarily U.S. Pipe, Jim Walter Homes, JW Window Components and Vestal Manufacturing) are subject to seasonal variations to varying degrees. However, the businesses of the Company are significantly influenced by the general economy.

Trade Names, Trademarks and Patents

     The names of each of the Company's subsidiaries are well established in the respective markets served by them. Management believes that the reputation of such trade names is of some importance. The Company's subsidiaries have numerous patents and trademarks. Management does not believe, however, that any one such patent or trademark is of material importance.

Research and Development

     Research activities conducted by each business are directed toward new products, process and building systems development, improvement of existing products, development of new uses for existing products and cost reduction efforts. Total research and development expenditures in each of the last three fiscal years were less than 1% of consolidated net sales and revenues.

Raw Materials

     Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either produced by the Company and its subsidiaries or are purchased from domestic sources. All materials used by the various businesses of the Company are available in the quantities necessary to support their respective operations.

Environmental

     The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the fiscal year ended May 31, 1996 were approximately $5.1 million. Because environmental laws and regulations on the federal, state and local levels continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identified, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations, and the Company can give no assurance that such expenditures will not, in the future, be material. Capital expenditures for environmental requirements are anticipated in the next five years to average approximately $6.0 million per year.

     U.S. Pipe is implementing an Administrative Consent Order ("ACO") for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act) in connection with the completion of the LBO. The ACO required soil and ground water cleanup. U.S. Pipe has completed, pending final approval, the soil cleanup required by the ACO. U.S. Pipe also has completed, pending final approval, ground water treatment as ordered in the ACO. Ground water monitoring as required by the ACO continues. It is not known how long ground water monitoring will be required. Management does not believe the cleanup costs will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the states and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Various subsidiaries of the Company have been identified as potentially responsible parties by the EPA under CERCLA with respect to cleanup of hazardous substances at several sites to which their wastes allegedly have been transported. The subsidiaries are in the process of preliminary investigation of their relationship to these sites, if any, to determine the nature of their potential liability and amount of remedial costs to clean up such sites. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to these sites, management does not believe at this time that the cleanup costs its subsidiaries will be called on to bear, if any, associated with these sites will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries; management believes the extent of the subsidiaries' involvement, if any, to be minor in relation to that of other named potentially responsible parties, a significant number of which are substantial companies.

Employees

     As of May 31, 1996, the Company and its subsidiaries employed 7,755 people, of whom 4,817 were hourly workers and 2,938 were salaried employees. Approximately 4,300 employees were represented by unions under collective bargaining agreements, of which approximately 1,750 were covered by one contract with the UMWA, which currently expires on August 1, 1998. The Company considers its relations with its employees to be satisfactory.

     The Company and its subsidiaries have various pension and profit sharing plans covering substantially all employees. In addition to the Company's own pension plans, contributions are made to certain multi-employer plans. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

Properties

     The headquarters building of the Company is a modern twin tower building of masonry and steel construction containing approximately 200,000 square feet of office space, located on a plot of land in excess of 13 acres in Tampa, Florida.

Item 3.   Legal Proceedings

     See Items 1 and 2 - Business and Properties - Introduction on pages 2 through 4 and Notes 12 and 16 of the Notes to Financial Statements on pages F-14 through F-18 and page F-24 included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 4A.  Executive Officers of the Registrant

     Set forth below is a list showing the names, ages (as of August 1, 1996) and positions of the executive officers of the Company.

     Name                    Age                 Office
     ----                    ---                 ------

Kenneth E. Hyatt             55         Chairman, President and Chief Executive
                                             Officer
Richard E. Almy              54         Executive Vice President and Chief
                                             Operating Officer
William H. Weldon            64         Executive Vice President and Chief
                                             Financial Officer
Dean M. Fjelstul             54         Senior Vice President - Finance
Robert W. Michael            54         Senior Vice President and Group
                                             Executive
William N. Temple            63         Senior Vice President and Group
                                             Executive
Frank A. Hult                45         Vice President, Controller and Chief
                                             Accounting Officer
Donald M. Kurucz             57         Vice President and Treasurer
Edward A. Porter             49         Vice President, General Counsel and
                                             Secretary
David L. Townsend            42         Vice President - Administration
William Carr                 65         President and Chief Operating Officer
                                             of Jim Walter Resources, Inc.
Sam J. Salario(1)            67         President of Mid-State Homes; Vice
                                               President of Jim Walter Homes

- ----------
(1)  Mr. Salario has announced his intention to retire on August 31, 1996.

     Kenneth E. Hyatt has been Chairman of the Board and Chief Executive Officer of the Company since June 1, 1996 and has been President of the Company since September 1, 1995. Between September 1, 1995 and June 1, 1996, he also served as Chief Operating Officer of the Company. He was elected a director of the Company on September 12, 1995. Mr Hyatt served as President and Chief Executive Officer and a director of Celotex from 1990 until shortly prior to his election, effective September 1, 1995, as President and Chief Operating Officer of the Company. Mr Hyatt held various management and executive positions with various subsidiaries of Original Jim Walter from 1966 until 1984, at which time he was named Vice President and Group Executive of Original Jim Walter. Following Original Jim Walter's leveraged buyout in 1988 by KKR, Mr. Hyatt joined with an investor group in the acquisition of Celotex and certain related entities. In October 1990 Celotex and one of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 in the Celotex Bankruptcy Court as a result of massive litigation involving asbestos-related liabilities.

     Richard E. Almy has been Executive Vice President and Chief Operating Officer of the Company since June 1996. Previously he was President of JW Aluminum (1991-1996) and JW Window Components (1995-1996).

     William H. Weldon was elected a director of the Company on June 1, 1996. Since December 1, 1995 he has been Executive Vice President and Chief Financial Officer of the Company. Mr. Weldon had been Senior Vice President-Finance and Chief Accounting Officer of the Company since November 1991. He previously served as Vice President, Controller and Chief Accounting Officer of the Company from 1988 to 1991. Previously he served as Vice President and Controller (1977-
1988), Controller (1972-1977) and Assistant Controller (1970-1972) of Original Jim Walter.

     Dean M. Fjelstul has been Senior Vice President - Finance of the Company since June 1996. Previously, he was employed by Alliant Techsystems as Vice President and Chief Financial Officer (1990-1996). Prior thereto he served in various financial management capacities with Honeywell, Inc. during a 22-year tenure with that company.

     Robert W. Michael has been a Senior Vice President and Group Executive of the Company since 1991 and President and Chief Operating Officer of Jim Walter Homes since 1984. He also served as a Vice President of Original Jim Walter from 1984 to 1988. Prior thereto, he was Vice President-Sales (1975-1984), a Regional Manager (1973-1975), an Assistant Regional Manager (1970-1973), a Main Branch Manager (1967-1970) and a Sub-Branch Manager (1966-1967) with Jim Walter Homes and held various managerial positions with Mid-State Homes (1964-1966).

     William N. Temple has been a Senior Vice President and Group Executive of the Company since 1991 and President and Chief Operating Officer of U.S. Pipe since 1993; he was a Vice President of the Company from 1988 to 1991 and, from 1974, was a Vice President of Original Jim Walter. Previously he served as President of the former Fasteners and Special Products Division of U.S. Pipe and Vice President of U.S. Pipe (1972-1974), President of the former Southeastern Bolt and Screw division of U.S. Pipe (1971-1974) and Controller of U.S. Pipe (1965-1971).

     Frank A. Hult has been a Vice President and the Chief Accounting Officer of the Company since 1995. Previously, he was a Vice President (since 1994), the Controller (since 1991), Assistant Controller and Chief Accountant (1989-1991) and Manager of Budgets (1988-1989) of the Company. Prior thereto he was Manager of Budgets (1984-1988) and Financial Analyst (1978-1981) of Original Jim Walter and Manager-Operations Administration (1981-1984), Plant Controller (1975-1978) and Cost Accountant (1974-1975) for Celotex.

     Donald M. Kurucz has been a Vice President and the Treasurer of the Company since 1991; he was Treasurer of the Company from 1988-1991. Previously he served as Treasurer (1977-1988) and Assistant Treasurer (1975-1977) of Original Jim Walter.

     Edward A. Porter has been Vice President, General Counsel and Secretary of the Company since January 1996. Previously he was employed by National Gypsum Company as Senior Vice President-Administration, General Counsel and Secretary (1993-1995), Vice President - Administration, General Counsel and Secretary (1988-1993) and in various legal positions (1980-1988).

     David L. Townsend has been a Vice President of the Company since 1988. Previously he served as a Vice President (since 1983), Director of Public Relations (1982-1983) and Manager of Public Relations (1980-1982) of Original Jim Walter and in various staff positions (1978-1980) with Original Jim Walter.

     William Carr has been President and Chief Operating Officer of Jim Walter Resources since 1991; prior thereto he was a Senior Executive Vice President and Chief Operating Officer of Jim Walter Resources and President of its Mining Division since 1976. He was a Vice President of Original Jim Walter from 1976 to 1988.

     Sam J. Salario has been President of Mid-State Homes since 1984, and a Vice President of Jim Walter Homes since 1972. Previously he served as an Assistant Vice President (1963-1984), a Regional Supervisor (1961-1963) and a Representative (1960-1961) with Mid-State Homes.

     Executive officers serve at the pleasure of the Board of Directors. The Company is not aware of any family relationships among any of the foregoing executive officers.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters

     The Company's common stock has been listed on the Nasdaq National Market under the symbol "WLTR" since October 11, 1995. The table below sets forth, for the quarterly periods indicated, the range of high and low sales prices of the Company's common stock since such date.


                                                          High        Low
                                                          ----        ---
     Fiscal Year 1996
       Second Quarter................................. $ 14-3/4    $ 12-3/8
         (beginning October 11, 1995)
       Third Quarter.................................    13-3/4      12
       Fourth Quarter................................    14-1/2      12-5/8

     The Registrant has never paid cash dividends on its common stock and has no present intention of paying any cash dividends on its common stock. Covenants contained in certain of the debt instruments referred to in Note 8 of Notes to Financial Statements on pages F-10 through F-12 restrict the ability of the Company to pay cash dividends.

     As of August 21, 1996, there were 135 holders of record of the Company's common stock.

Item 6.   Selected Financial Data

     The following data, insofar as it relates to each of the fiscal years 1992 through 1996, has been derived from annual financial statements, including the consolidated balance sheets at May 31, 1996 and 1995 and the related consolidated statements of operations and retained earnings (deficit) and cash flows for the three years ended May 31, 1996 and the notes thereto appearing elsewhere herein. All of the information presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and the other information contained elsewhere in this report.


                                                                            Years Ended May 31,
                                                 -----------------------------------------------------------------------------
                                                    1992           1993(2)        1994              1995           1996(3)(4)
                                                 ----------      ----------     ----------       ----------      -------------
                                                                           (Dollars in thousands
                                                                           except per share data)
Summary of Operations:
     Sales and revenues .............            $1,366,581      $1,318,986     $1,328,524       $1,442,322      $1,485,635
     Cost of sales (exclusive of
       depreciation) ................               891,882         804,411        845,061          951,381         987,354
     Depreciation, depletion and
       amortization .................                82,801          70,483         71,035           72,037          74,341
     Interest and amortization of
       debt discount and expense (1).               177,060         171,581        155,470          304,548         208,690
     Income tax expense(benefit).....                12,463          24,328         28,917         (170,450)        (55,155)
     Income(loss) before extraordinary
       item and cumulative effect of
       accounting change (2)(3)(4)...                22,342          46,594          7,175         (358,645)        (79,292)
     Net income (loss) ..............                22,342         (58,014)         7,175         (358,645)        (84,696)
     Net loss per share (4)(5)
       Loss before extraordinary item                                                                 (7.10)          (1.56)
       Extraordinary item                                                                              --              (.10)
                                                                                                 ----------      ----------
          Net loss                                                                                    (7.10)          (1.66)
                                                                                                 ==========      ==========
     Number of shares used in
       calculation of loss per share                                                             50,494,313      50,988,195

Additional Financial Data:
     Gross capital expenditures .....            $   68,349      $   71,708     $   69,831       $   91,317      $   83,523
     Net property, plant and equipment              664,622         663,040        657,863          662,792         541,536
     Total assets ...................             3,171,266       3,223,234      3,140,892        3,245,153       3,091,377
     Long-term senior debt ..........               948,782       1,046,971        871,970        2,220,370       2,211,296
     Liabilities subject to Chapter
       11 proceedings ...............             1,845,328       1,725,631      1,727,684            --               --
     Stockholders' equity (deficit)..              (230,119)       (287,737)      (282,353)         360,774         276,694

Employees at end of year ..........                   7,645           7,545          7,676            7,888           7,755

- ---------
(1) Interest on unsecured obligations not accrued since December 27, 1989 amounted to $163.7 million in each of the years ended May 31, 1992 through 1994. The Company recorded additional interest and amortization of debt discount and expense of $141.4 million related to the consummation of the Consensual Plan in fiscal 1995.
(2) The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FASB 106") and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FASB 109") during fiscal year 1993.
(3) The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("FASB 121") during fiscal year 1996.
(4) Extraordinary item consists of redemption premium and write off of unamortized debt expense of $8.3 million ($5.4 million after tax) related to early repayment of the Senior Notes and a $150 million bank credit facility during fiscal year 1996. See Note 8 of Notes to Financial Statements.
(5) Per share information for fiscal years 1992 through 1994 is not relevant given the significant change in the Company's capital structure following consummation of the Consensual Plan.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

      The Company emerged from bankruptcy on March 17, 1995 pursuant to the Consensual Plan. Accordingly, the Company's Consolidated Statement of Operations and Retained Earnings (Deficit) for the year ended May 31, 1996 are not comparable to the Consolidated Statement of Operations and Retained Earnings (Deficit) for prior periods.

      This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 1 of Notes to Financial Statements on pages F-6 and F-7 which presents an unaudited pro forma consolidated statement of operations for the year ended May 31, 1995 to illustrate the estimated effects of the Consensual Plan and related financings as if they had occurred as of June 1, 1994, and Note 15 of Notes to Financial Statements on pages F-22 and F-23 which presents sales and operating income by operating group.

Results of Operations
Years Ended May 31, 1996 and Pro Forma 1995

      Net sales and revenues for the year ended May 31, 1996 were $50.9 million, or 3.6%, ahead of the prior year with a 3.0% increase in pricing and/or product mix and a .6% increase in volume. The increase in net sales and revenues was the result of improved sales and revenues in all operating groups.

      Homebuilding and Related Financing Group sales and revenues were $6.0 million, or 1.5%, ahead of the prior year. This performance reflects a 5.2% increase in the average net selling price per home sold, from $40,200 in 1995 to $42,300 in 1996, partially offset by an 8.9% decrease in the number of homes sold, from 4,126 units in 1995 to 3,760 units in 1996. The higher average net selling price reflects a greater percentage of "90% complete" homes sold in the current year and a price increase instituted February 1, 1995 to compensate for higher building material costs. The decrease in unit sales resulted from extremely competitive conditions in virtually every Jim Walter Homes sales region. The relatively low mortgage interest rate environment and higher availability of mortgage financing for home buyers in recent years adversely affected Jim Walter Homes' sales volumes. In an effort to generate additional unit sales, Jim Walter Homes in December 1995 reduced its financing rate to 8.5% from 10% for its "90% complete" homes on a trial basis and, in March 1996, began formally advertising the lower rate. Jim Walter Homes' backlog at May 31, 1996 was 1,957 units (all of which are expected to be completed prior to the end of fiscal 1997) compared to 1,529 units at May 31, 1995, a 28% increase. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $222.2 million in 1995 to $231.1 million in 1996. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $63.3 million (net of interest expense) was $18.5 million greater than the prior year. This performance was due to the higher time charge income, improved homebuilding gross profit margins resulting from the higher average net selling price per home sold and lower lumber costs and lower interest expense in 1996 ($128.2 million) as compared to that incurred in 1995 ($131.6 million), partially offset by the lower number of homes sold.

      Water and Waste Water Transmission Products Group sales and revenues were $9.2 million, or 2.2%, ahead of the prior year. The increase was the result of higher sales prices, partially offset by reduced volumes for ductile iron pressure pipe, fittings and castings. Sales volumes were negatively impacted by severe winter weather conditions and delays in federal funding for planned water and sewer pipeline projects. The order backlog at May 31, 1996 was 121,734 tons, which represents approximately three months' shipments, compared with 121,548 tons at May 31, 1995. Operating income of $14.0 million was $2.3 million below the prior year. The lower performance resulted from the lower sales volumes, higher raw material costs, especially for scrap iron and alloys which are major raw material components, partially offset by the higher sales prices.

      Natural Resources Group sales and revenues exceeded the prior year by $31.9 million, or 9.6%. The increase resulted from greater sales volumes for coal and methane gas, a higher average selling price for coal, higher outside gas and timber royalty income and a $3.7 million gain (in 1996) from the sale of gas royalty interests in certain mineral properties. Gains from sales of certain excess real estate were $6.1 million in each year. A total of 7.61 million tons of coal was sold in 1996 versus 7.20 million tons in 1995, a 5.7% increase. The increase in tonnage sold was the result of greater shipments to certain export customers, partially offset by lower shipments to Alabama Power and Japanese steel mills. The average price per ton of coal sold increased $1.51 from $41.34 in 1995 to $42.85 in 1996 due to higher prices realized in the worldwide metallurgical market and to Alabama Power. Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings. Representatives of Jim Walter Resources, MSHA, Alabama State Mine Inspectors and the UMWA agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. The insurers issued policies insuring various percentages of the risk. The Company has entered into settlements with several insurers who, in the aggregate, have paid approximately $11.7 million, reducing the contract claims in the lawsuit to $12.7 million. The Company and Jim Walter Resources continue to pursue the litigation against the remaining carriers, and a trial is tentatively scheduled for October 21, 1996. See Note 12 of Notes to Financial Statements. In late November 1995, Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. The affected coal panels on the western side of the mine have been sealed off and development work is under way on the eastern side of Mine No. 5. Longwall production on the east side is expected to commence in the fourth quarter of fiscal 1997. See "Business and Properties -- Jim Walter Resources -- Mining Division." Jim Walter Resources' three other operating mines remain in full production. The Group incurred an operating loss of $106.5 million in 1996 as compared to operating income of $21.4 million in 1995. The lower performance reflects a $120.4 million write-down of fixed assets to estimated fair market values at two coal mines reflecting the Company's adoption of FASB 121 (see Note 5 of Notes to Financial Statements) and firefighting and idle plant costs of $16 million, principally associated with the fire at Mine No. 5, partially offset by the increased sales volumes of coal and methane gas, the higher average sales price for coal, higher gas and timber royalty income, the $3.7 million gain (in 1996) from the sale of certain gas royalty interests and slightly lower costs per ton of coal produced ($36.12 in 1996 versus $37.13 in 1995).

      Industrial and Other Products Group sales and revenues were $2.6 million, or .9%, greater than the prior year. Increased selling prices for furnace and foundry coke, aluminum foil products, window components and metal building and foundry products combined with greater sales volumes of furnace and foundry coke, resin-coated sand and patterns and tooling were partially offset by lower aluminum sheet products selling prices and volumes and reduced sales volumes of window components and metal building and foundry products. The Group's operating loss in 1996 was $9.5 million as compared to operating income of $9.3 million in 1995. This performance reflects a $22.9 million FASB 121 write-off of excess of purchase price over net assets acquired (goodwill) (see Note 5 of Notes to Financial Statements) and the window components business experiencing lower sales volume, higher raw material costs and reduced efficiencies due to prolonged start-up problems associated with the consolidation and relocation of JW Window Components' Hialeah, Florida and Columbus, Ohio operations to Elizabethton, Tennessee. These decreases were partially offset by increased margins realized on aluminum sheet and foil products, furnace coke and resin-coated sand.

      Cost of sales, exclusive of depreciation, of $987.4 million was 80.9% of net sales in 1996 versus $951.4 million and 80.5% in 1995. The cost of sales increase was primarily the result of lower gross profit margins for pipe products, window components, patterns and tooling and metal building and foundry products combined with the firefighting and idle plant costs principally associated with the fire at Mine No. 5. These increases were partially offset by improved profit margins on home sales, aluminum foil and sheet products, furnace coke and resin-coated sand.

      Selling, general and administrative expenses of $135.8 million were 9.1% of net sales and revenues in 1996 versus $130.6 million and 9.1% in 1995.

      Interest and amortization of debt expense was $208.7 million in 1996 versus $223.2 million, on a pro forma basis in 1995, reflecting lower outstanding debt balances and reduced interest rates resulting from the financing completed on January 22, 1996. The average rate of interest in 1996 was 9.10% as compared to 9.79% on a pro forma basis, in 1995. The prime interest rate ranged from 8.25% to 9.0% in 1996 compared to a range of 7.25% to 9.0% in 1995.

      The Company's effective tax rate in 1996 and on a pro forma basis in 1995 differed from the statutory tax rate due to amortization of goodwill and the FASB 121 write-off of goodwill of $22.9 million (in 1996) which are not deductible for tax purposes. In addition, in the fiscal 1996 fourth quarter, the Company recorded approximately $27 million of non-recurring tax benefits resulting from utilization of a capital loss carry forward, the Company's election to carry forward its net operating loss (thereby avoiding the effect of a rate difference and loss of certain tax credits), and other miscellaneous tax adjustments. See Note 9 of Notes to Financial Statements for further discussion of income taxes.

      On January 22, 1996, the Company completed a $550 million financing with a syndicate of banks led by NationsBank National Association (South). The financing consisted of a $365 million revolving credit facility, a six-year $125 million term loan and a $60 million seven-year term loan (collectively the "Credit Facilities"). Proceeds from the financing together with $75 million drawn under the Mid-State Trust V Variable Funding Loan Agreement were used to redeem in full the Senior Notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption and to replace an existing $150 million bank credit facility, both incurred as a result of the Company's emergence from bankruptcy in March 1995. The Company recorded an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write-off of unamortized debt expense related to the early repayment of the Senior Notes and the $150 million bank credit facility. See Note 8 of Notes to Financial Statements.

      The net loss for the year ended May 31, 1996 was $84.7 million compared to a net loss of $38.3 million, on a pro forma basis, in 1995 reflecting all of the previously mentioned factors as well as the impact of higher postretirement health benefits in 1996.

 Years ended May 31, 1995 and 1994

      Net sales and revenues for the year ended May 31, 1995 were $113.8 million, or 8.6%, greater than the prior year, with a 7.0% increase in volume and a 1.6% increase in pricing and/or product mix. The increase in net sales and revenues was the result of improved sales and revenues in all operating groups except Homebuilding and Related Financing.

      Industrial and Other Products Group sales and revenues were $59.6 million, or 26.5%, greater than the prior year. Increased sales volumes of aluminum foil and sheet products, foundry coke, chemicals, patterns and tooling, resin-coated sand, window components and metal building and foundry products, combined with higher selling prices for aluminum foil and sheet products, furnace coke, window components and metal building and foundry products and a $3.6 million gain from the sale of JW Window Components' Hialeah, Florida facility were partially offset by reduced sales volumes of furnace coke and slag wool. The Group's operating income of $9.3 million was $2.0 million lower than the prior year. The decrease was the result of higher manufacturing costs in the window components business due to increased raw material costs, especially aluminum, a major raw material component, startup costs associated with the consolidation and relocation during 1995 of JW Window Components' Hialeah, Florida and Columbus, Ohio, operations to Elizabethton, Tennessee and reduced operating efficiencies, including start-up problems associated with the relocation of Vestal Manufacturing's steel fabrication operation in May 1994. These decreases were partially offset by increased income for aluminum foil and sheet, foundry coke, chemicals, patterns and tooling and resin-coated sand due to the sales increases, improved gross profit margins for furnace coke and the gain from the Hialeah facility sale.

      Water and Waste Water Transmission Products Group sales and revenues were $55.0 million, or 15.4%, ahead of the prior year. The increase was the result of higher sales volumes and prices for ductile iron pressure pipe, valves, hydrants and castings. The order backlog for pressure pipe, at May 31, 1995, was 121,548 tons, compared to 111,907 tons at May 31, 1994. Operating income of $16.2 million exceeded the prior year by $2.8 million. The improved performance resulted from the increased sales prices and volumes, partially offset by higher raw material costs, especially scrap, a major raw material component.

      Natural Resources Group sales and revenues were $12.8 million, or 4.0%, greater than the prior year. The increase resulted from greater sales volumes for coal and a $6.1 million gain from the sale of excess real estate, partially offset by lower sales prices for coal and methane gas and lower outside coal and gas royalty income. A total of 7.20 million tons of coal was sold in 1995 versus
6.56 million tons in 1994, a 9.8% increase. The increase in tonnage sold was the result of increased shipments to Alabama Power and certain export customers, partially offset by lower shipments to Japanese steel mills. Increased shipments to Alabama Power were the result of the New Alabama Power Contract for the sale and purchase of coal, replacing the 1979 contract and the 1988 amendment thereto. Under the New Alabama Power Contract, Alabama Power will purchase 4.0 million tons of coal per year from Jim Walter Resources during the period July 1, 1994 through August 31, 1999. The New Alabama Power Contract has a fixed price subject to an escalation based on the Consumer Price Index or another appropriate published index and adjustments for government impositions and quality. The New Alabama Power Contract includes favorable modifications of specification, shipping deviations and changes in transportation arrangements. The average price per ton of coal sold decreased $2.79 from $44.13 in 1994 to $41.34 in 1995 due to lower prices realized on shipments to Alabama Power, the Japanese steel mills and certain export customers. Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings. Representatives of Jim Walter Resources, MSHA, Alabama State Mine Inspectors and the UMWA agreed that the longwall coal panel being mined in Mine No. 5, at the time the fire recurred in April 1994, would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. (See Note 12 of Notes to Financial Statements.) Operating income of $21.4 million exceeded the prior year by $21.2 million. The improved performance principally resulted from the increased sales volumes of coal, lower costs per ton of coal produced ($37.13 in 1995 versus $38.29 in 1994) and the gain on the sale of certain excess real estate, partially offset by decreases in selling prices for coal and methane gas and lower outside coal and gas royalty income.

      Homebuilding and Related Financing Group sales and revenues were $17.4 million, or 4.1%, below the prior year. This performance reflects a 4.7% decrease in the number of homes sold, from 4,331 units in 1994 to 4,126 units in 1995, partially offset by an increase in the average selling price per home sold, from $38,300 in 1994 to $40,200 in 1995. The decrease in unit sales was due to strong competition in virtually every Jim Walter Homes sales region. The higher average selling price in 1995 principally reflects a smaller percentage of the lower priced Affordable line homes sold. Jim Walter Homes' backlog at May 31, 1995 was 1,529 units compared to 2,065 units at May 31, 1994. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) decreased from $238.1 million in 1994 to $222.2 million in 1995. The decrease in time charge income is attributable to a reduction in the total number of accounts and lower payoffs received in advance of maturity, partially offset by an increase in the average balance per account in the portfolio. The Group's operating income of $44.8 million (net of interest expense) was $16.9 million below the prior year. This decrease resulted from the lower number of homes sold, reduced homebuilding gross profit margins resulting from discounts related to sales promotions on certain models, the decrease in time charge income and higher interest expense in 1995 ($131.6 million) as compared to that incurred in 1994 ($128.8 million), partially offset by the increase in the average selling price per home sold.

      Cost of sales, exclusive of depreciation, of $951.4 million was 80.5% of net sales versus $845.1 million and 79.1% in 1994. The cost of sales percentage increase was primarily the result of lower gross profit margins on homes sales, pipe products, window components and metal building and foundry products.

      Selling, general and administrative expenses of $130.6 million were 9.1% of net sales and revenues in 1995 versus $127.9 million and 9.6% in 1994.

      Chapter 11 costs of $442.4 million in 1995 include $390 million in settlement of all asbestos-related veil piercing claims and related legal fees and $52.4 million for professional fees, settlement of various disputed claims and other bankruptcy expenses.

      Interest and amortization of debt discount and expense increased $149.1 million principally due to $141.4 million of additional interest and amortization of debt expense related to consummation of the Consensual Plan. The average rate of interest in 1995 was 10.19% (such rate calculated excluding $141.4 million additional interest and amortization of debt discount and expense related to the consummation of the Consensual Plan) versus 9.58% in 1994. The prime interest rate ranged from 7.25% to 9.0% in 1995 compared to a range of 6.0% to 7.25% in 1994. During the pendency of the Chapter 11 Cases, the Company did not accrue interest on its pre-filing date unsecured debt obligations.

      Amortization of excess of purchase price over net assets acquired (goodwill) decreased $8.5 million primarily due to lower payoffs received in advance of maturity on the instalment note portfolio.

      The income tax benefit for 1995 was $170.5 million, which included recognition of tax benefits resulting from $583.8 million of additional expenses related to consummation of the Consensual Plan previously mentioned, compared to income tax expense of $28.9 million in 1994. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law, raising the federal corporate income tax rate to 35% from 34% retroactive to January 1, 1993. The effect of the rate change resulted in a $2.8 million charge to deferred tax expense in 1994.

      The net loss for 1995 and the net income for 1994 reflect all of the previously mentioned factors as well as the impact of slightly higher postretirement health benefits, partially offset by the greater interest income from Chapter 11 proceedings.

Years ended May 31, 1994 and 1993

      Net sales and revenues for the year ended May 31, 1994 were $9.5 million, or .7%, greater than the prior year. The improved performance was the result of increased pricing and/or product mix as sales volumes were level with the prior year. The increase in net sales and revenues was the result of improved sales and revenues in all operating groups except the Natural Resources Group.

      Homebuilding and Related Financing Group sales and revenues were $5.2 million, or 1.2%, greater than the prior year. This performance reflects a 3.5% increase in the average selling price per home sold, from $37,000 in 1993 to $38,300 in 1994, which was more than offset by a 9.5% decrease in the number of homes sold, from 4,784 units in 1993 to 4,331 units in 1994. The higher average selling price in 1994 reflects a price increase instituted on April 1, 1993 to compensate for higher lumber costs and a greater percentage of "90% complete" homes sold in 1994 versus the prior year. The decrease in unit sales resulted from strong competition in virtually every Jim Walter Homes sales region. Jim Walter Homes' backlog at May 31, 1994 was 2,065 units compared to 1,831 units at May 31, 1993. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $218.7 million in 1993 to $238.1 million in 1994. The increase in time charge income is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio. The Group's operating income of $61.8 million (net of interest expense) exceeded the prior year by $4.0 million. This improvement resulted from the increase in the average selling price per home sold, the higher time charge income and lower interest expense in 1994 ($128.8 million) compared to that incurred in 1993 ($137.9 million), partially offset by the lower number of homes sold, reduced homebuilding gross profit margins and higher selling, general and administrative expenses. The lower gross profit margins were the result of higher average lumber prices, the effect of discounts relating to sales promotions on certain models instituted during the period February 1994 through May 1994 and the decision in October 1992 to reduce gross profit margins on five smaller basic shelter homes to generate additional sales.

      Industrial and Other Products Group sales and revenues were $12.1 million, or 5.7%, ahead of the prior year. Increased sales volumes of aluminum foil, foundry coke, window components, metal building and foundry products, resin-coated sand and chemicals, combined with higher selling prices for furnace coke and window components, were partially offset by lower sales volumes of slag wool and patterns and tooling and lower selling prices for aluminum foil and sheet products. The Group's operating income of $11.2 million was $2.6 million greater than the prior year. The improved performance resulted from the sales increases and higher gross profit margins for furnace coke and slag wool, partially offset by reduced margins for chemicals, foundry coke, window components, metal building and foundry products, resin-coated sand and patterns and tooling.

      Water and Waste Water Transmission Products Group sales and revenues were $26.0 million, or 7.8%, ahead of the prior year. The increase was the result of higher selling prices and volumes for ductile iron pressure pipe and valves and hydrants, greater castings sales volume and increased selling prices for fittings, partially offset by lower fittings volume. The order backlog of pressure pipe at May 31, 1994 was 111,907 tons compared to 121,173 tons at May 31, 1993. Operating income of $13.4 million exceeded the prior year period by $9.7 million. The improved performance resulted from the increased sales prices and volumes, partially offset by higher raw material costs, especially scrap (a major raw material component) and lower gross profit margins for castings.

      Natural Resources Group sales and revenues were $31.6 million, or 9.0%, below the prior year. The decrease resulted from lower sales volumes and prices for coal and reduced methane gas selling prices, partially offset by increased methane gas sales volume and an increase in outside gas and timber royalty income. A total of 6.56 million tons of coal was sold in 1994 versus 7.18 million tons in 1993, an 8.6% decrease. The decrease in tonnage sold was the result of lower shipments to Alabama Power and Japanese steel mills. Reduced shipments to Alabama Power were the result of an agreement reached with Alabama Power to ship reduced tonnage for the contract year ending June 30, 1994. The average price per ton of coal decreased 1.6%, from $44.84 in 1993 to $44.13 in 1994, due to lower prices realized on shipments to Japanese steel mills and other export customers. As previously mentioned, Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings. Representatives of Jim Walter Resources, MSHA, Alabama State Mine Inspectors and the UMWA agreed that the longwall coal panel being mined at the time the fire recurred would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until January 17, 1995. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. See Note 12 of the Notes to Financial Statements. The Group's operating income of $152,000 was $52.0 million below the prior year. The lower performance reflects the decrease in sales volumes and prices for coal, lower methane gas selling prices, reduced coal mining productivity as a result of various geological problems in all mines during portions of the year which resulted in higher costs per ton of coal produced ($38.29 in 1994 versus $33.45 in 1993) and idle plant costs of $5.7 million associated with the Mine No. 5 shut downs, all of which more than offset the effect of increased methane gas sales volume and greater outside gas and timber royalty income.

      Cost of sales in fiscal 1994, exclusive of depreciation, of $845.1 million was 79.1% of net sales versus $804.4 million and 75.0% in fiscal 1993. The cost of sales percentage increase was primarily the result of lower gross profit margins on home sales, coal, chemicals, foundry coke, castings, resin-coated sand, patterns and tooling, window components and metal building and foundry products, partially offset by improved margins on furnace coke, slag wool and pipe products.

      Selling, general and administrative expenses of $127.9 million were 9.6% of net sales and revenues in 1994 versus $124.6 million and 9.4% in 1993.

      The Company adopted FASB 106 in 1993. Upon adoption the Company elected to record the transition obligation of $166.4 million pre-tax ($104.6 million after tax) as a one time charge against earnings rather than amortize it over a longer period. The annual accrual for postretirement health benefit costs in 1994 was $25.6 million versus $23.5 million in 1993.

      Interest and amortization of debt discount and expense decreased $16.1 million. The decrease was principally the result of reductions in the outstanding debt balances on the Mid-State Trust II Mortgage-Backed Notes and Mid-State Trust III Asset Backed Notes (see Note 8 of Notes to Financial Statements) and lower amortization of debt discount and expense, partially offset by higher interest rates. The average interest rate in 1994 was 9.58% versus 9.44% in 1993. The prime interest rate ranged from 6.0% to 7.25% in 1994 compared to a range of 6.0% to 6.5% in 1993. Interest in the amount of $724.3 million ($163.7 million in each of the years 1994 and 1993) on unsecured obligations was not accrued in the Consolidated Financial Statements since the date of the filing of petitions for reorganization. This amount was based on the balances of the unsecured debt obligations and their interest rates as of December 27, 1989 and did not consider fluctuations in the level of short-term debt and interest rates and the issuance of commercial paper that would have occurred to meet the working capital requirements of the Homebuilding and Related Financing Group.

      Amortization of excess of purchase price over net assets acquired (goodwill) increased $9.1 million. The increase primarily resulted from adjustments to amortization of the goodwill due to greater payoffs received in advance of maturity on the instalment note portfolio.

      On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law raising the federal corporate income tax rate to 35% from 34% retroactive to January 1, 1993. The effect of the rate change resulted in a $2.8 million charge to deferred tax expense. The rate change effect, combined with reduced percentage depletion and increased amortization of goodwill (both permanent book/tax differences), resulted in an effective tax rate of 80.1% in 1994 versus an effective tax rate of 34.3% in 1993.

      The net income for fiscal 1994 and the net loss for fiscal 1993 reflects all of the previously mentioned factors, as well as the $4.5 million increase in Chapter 11 costs, partially offset by slightly higher interest income from Chapter 11 proceedings. The increase in Chapter 11 costs was due to the Veil Piercing Litigation (see Note 12 of Notes to Financial Statements) and the filing of two amended plans of reorganization.

Financial Condition

      On December 27, 1989, the Company and 31 of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. On December 3, 1990, one additional small subsidiary also filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. Two other small subsidiaries did not file petitions for reorganization under Chapter 11. The filing of the voluntary petitions resulted from a sequence of events stemming primarily from an inability of the Company's interest reset advisors to reset interest rates on approximately $624 million of outstanding indebtedness, which indebtedness by its terms required that the interest rates thereon be reset to the rate per annum such indebtedness should bear in order to have a bid value of 101% of the principal amount thereof as of December 2, 1989. The reset advisors' inability to reset the interest rates was primarily attributable to two factors: (i) uncertainties arising from the then-pending asbestos-related veil piercing litigation, including the possibility either that such litigation would lead to the prohibition of further asset sales and debt repayment or that substantial new asbestos-related claims might become assertible against the Company, which uncertainties materially hindered the ability of the Company and its subsidiaries to pursue a refinancing or sell assets to reduce debt, and (ii) general turmoil in the high yield bond markets at such time, both of which depressed the bid value of such notes.

      On March 17, 1995, the Company and its subsidiaries emerged from bankruptcy. Pursuant to the Consensual Plan, the Company has repaid substantially all of its unsecured claims and senior and subordinated indebtedness subject to the Chapter 11 reorganization proceedings.

      A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed by the Internal Revenue Service in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. The Company believes that such proofs of claim are substantially without merit and intends to vigorously defend such claims against the Company, but there can be no assurance as to the ultimate outcome.

      Since May 31, 1995, total debt has decreased $9.1 million resulting from redemption of the Senior Notes ($490.0 million), early repayments on the Credit Facilities debt ($30.0 million), quarterly principal payments on the Credit Facilities ($4.0 million), Mid-State Trust II Mortgage-Backed Notes ($87.0 million), Mid-State Trust III Asset Backed Notes ($25.9 million) and Mid-State Trust IV Asset Backed Notes ($51.6 million) and scheduled retirements of other long-term debt ($.6 million), partially offset by the issuance of long-term debt from the Credit Facilities financing ($450.0 million) and the Mid-State Trust V Variable Funding Loan Agreement ($230.0 million).

      The Credit Facilities contain a $365 million revolving credit facility which includes a sub-facility for trade and other standby letters of credit in an amount up to $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At May 31, 1996, $23.0 million of letters of credit were outstanding under this facility.

      The Credit Facilities and the Mid-State Trust V Variable Funding Loan Agreement contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in full compliance with these covenants at May 31, 1996 and believes it will meet these financial tests over the remaining terms of these debt agreements.

Liquidity and Capital Resources

      At May 31, 1996, cash and short term investments, net of bank overdrafts, were approximately $53.7 million. Operating cash flows for the year ended May 31, 1996, together with proceeds from the Credit Facilities financing, issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances, were primarily used for working capital requirements, payment of liabilities resulting from the Chapter 11 reorganization and previously accrued in fiscal year ended May 31, 1995, retirement of long-term senior debt, interest payments and capital expenditures.

      Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at May 31, 1996 are not material; however, it is estimated that gross capital expenditures for the Company and its subsidiaries for the year ending May 31, 1997 will approximate $100 million.

      Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, prior years' results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is contemplated that one or more permanent financings similar to the Mid-State Trust II, III and IV financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions sufficient operating cash flow will be generated to make all required interest and principal payments and planned capital expenditures and meet substantially all operating needs and that amounts available under the Credit Facilities will be sufficient to meet peak operating needs.

Item 8.   Financial Statements and Supplementary Data

      See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                   Part III


Item 10.   Directors and Executive Officers of the Registrant

      Incorporated by reference to pages 5 through 7 of the Proxy Statement (the "Proxy Statement") included in the Schedule 14A filed by the Company with the Securities and Exchange Commission (the "Commission") on August 15, 1996 under the Securities Exchange Act of 1934, as amended. Certain information with respect to executive officers is included in Part I, Item 4A.


Item 11.   Executive Compensation

      Incorporated by reference to pages 15 through 22 of the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to pages 12 through 14 of the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

      Incorporated by reference to page 11 of the Proxy Statement.


                                    Part IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules - See Index to Financial Statements on page F-1.

      (b)  Reports on Form 8-K - None

      (c)  Exhibits - See Index to Exhibits on page E-1

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    WALTER INDUSTRIES, INC.



      August 28, 1996                               /s/ W. H. Weldon
                                                    -----------------------
                                                    W. H. Weldon, Executive
                                                    Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      August 28, 1996                               /s/ Kenneth E. Hyatt
                                                    ---------------------------
                                                    Kenneth E. Hyatt, Chairman,
                                                    Director and Principal
                                                    Executive Officer



      August 28, 1996                               /s/ Howard L. Clark, Jr.
                                                    ---------------------------
                                                    Howard L. Clark, Jr.,
                                                    Director



      August 28, 1996                               /s/ James B. Farley
                                                    ---------------------------
                                                    James B. Farley, Director



      August 28, 1996                               /s/ Eliot M. Fried
                                                    ---------------------------
                                                    Eliot M. Fried, Director



      August 28, 1996                               /s/ Perry Golkin
                                                    ---------------------------
                                                    Perry Golkin, Director



      August 28, 1996                               /s/ James L. Johnson
                                                    ---------------------------
                                                    James L. Johnson, Director



      August 28, 1996                               /s/ Michael T. Tokarz
                                                    ---------------------------
                                                    Michael T. Tokarz, Director

      August 28, 1996                               /s/ James W. Walter
                                                    ---------------------------
                                                    James W. Walter, Director



      August 28, 1996                               /s/ William H. Weldon
                                                    ---------------------------
                                                    William H. Weldon,
                                                    Executive Vice President,
                                                    Director and Principal
                                                    Financial Officer



      August 28, 1996                               /s/ Frank A. Hult
                                                    ---------------------------
                                                    Frank A. Hult, Controller
                                                    and Principal Accounting
                                                    Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Pages




Walter Industries, Inc. and Subsidiaries

     Report of Independent Certified Public Accountants..................... F-2

     Consolidated Balance Sheet - May 31, 1996 and 1995..................... F-3

     Consolidated Statement of Operations and Retained
       Earnings (Deficit) for the Three Years Ended
       May 31, 1996......................................................... F-4

     Consolidated Statement of Cash Flows for the Three
       Years Ended May 31, 1996............................................. F-5

Notes To Financial Statements....................................... F-6 to F-24

     Financial Statement Schedules for the three years ended May 31, 1996:

     Report of Independent Certified Public Accountants
         On Financial Statement Statements ................................ F-25

     Schedule III - Valuation and Qualifying Accounts.............. F-26 to F-28

All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Walter Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings (deficit) and of cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Tampa, Florida
July 12, 1996

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                            May 31,
                                                                  --------------------------
                                                                      1996           1995
                                                                  -----------    -----------
                                                                         (in thousands)
ASSETS
Cash (includes short-term investments of $64,338,000
    and $84,872,000) (Notes 3 and 14)                             $    81,881    $   128,007
Short-term investments, restricted (Notes 3 and 14)                   175,432        128,002
Installment notes receivable (Notes 4, 8 and 14)                    4,208,252      4,256,866
   Less - Provision for possible losses                               (26,138)      (26,556)
          Unearned time charges                                    (2,851,961)    (2,869,282)
                                                                  -----------     ----------
             Net                                                    1,330,153      1,361,028
Trade receivables                                                     178,847        160,584
   Less - Provision for possible losses                                (8,180)        (7,998)
                                                                  -----------     ----------
             Net                                                      170,667        152,586
Federal income tax receivable (Note 9)                                   --           99,875
Other notes and accounts receivable                                    21,055         30,236
Inventories, at lower of cost (first in,
  first out or average) or market
    Finished goods                                                    124,456        111,792
    Goods in process                                                   32,798         29,593
    Raw materials and supplies                                         51,674         53,453
    Houses held for resale                                              2,517          1,599
                                                                  -----------     ----------
             Total inventories                                        211,445        196,437

Prepaid expenses                                                       11,937         12,694
Property, plant and equipment, at cost (Notes 5 and 6)                888,991      1,186,407
   Less - Accumulated depreciation, depletion
           and amortization                                          (347,455)      (523,615)
                                                                  -----------     ----------
             Net                                                      541,536        662,792

Investments                                                             6,646          6,191
Deferred income taxes (Note 9)                                        155,171         16,544
Unamortized debt expense (Note 8)                                      29,548         34,167
Other assets                                                           44,971         43,698
Excess of purchase price over net assets acquired
    (Notes 1, 5 and 7)                                                310,935        372,896
                                                                  -----------     ----------
                                                                  $ 3,091,377    $ 3,245,153
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdrafts (Note 3)                                          $    28,194    $    33,746
Accounts payable                                                       74,330        108,137
Accrued expenses                                                      120,477        150,907
Income taxes payable (Note 9)                                          56,238         53,261
Long-term senior debt (Notes  4, 8 and 14)                          2,211,296      2,220,370
Accrued interest (Note 8)                                              28,819         37,854
Accumulated postretirement health benefits obligation (Note 13)       247,827        228,411
Other long-term liabilities                                            47,502         51,693
Stockholders' equity (Notes 1, 10 and 11):
  Common stock, $.01 par value per share:
      Authorized - 200,000,000 shares
      Issued - 54,868,335 shares and 50,494,313 shares                    549            505

  Capital in excess of par value                                    1,159,332      1,159,384
  Retained earnings (deficit), per accompanying statement            (877,861)      (793,165)
  Excess of additional pension liability over
   unrecognized prior years service cost                               (5,326)        (5,950)
                                                                  -----------     ----------
       Total stockholders' equity                                     276,694        360,774
                                                                  -----------     ----------
                                                                  $ 3,091,377    $ 3,245,153
                                                                  ===========    ===========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                      For the years ended May 31,
                                              -----------------------------------------
                                                  1996           1995           1994
                                              -----------    -----------    -----------
                                                        (in thousands except
                                                          per share amounts)

Sales and revenues:
   Net sales                                  $ 1,220,397    $ 1,181,635    $ 1,068,387
   Time charges (Note 4)                          231,104        222,221        238,097
   Miscellaneous                                   34,134         30,838         17,383
   Interest income from Chapter 11
    proceedings (Note 1)                             --            7,628          4,657
                                              -----------    -----------    -----------
                                                1,485,635      1,442,322      1,328,524
                                              -----------    -----------    -----------

Cost and expenses:
   Cost of sales                                  987,354        951,381        845,061
   Depreciation, depletion
    and amortization (Note 6)                      74,341         72,037         71,035
   Selling, general and administrative            135,840        130,616        127,901
   Postretirement health benefits (Note 13)        27,129         25,961         25,585
   Provision for possible losses                    4,367          4,485          4,611
   Chapter 11 costs (Note 1)                         --          442,362         14,254
   Interest and amortization of debt
    discount and expense(Notes 6 and 8)           208,690        304,548        155,470
   Amortization of excess of purchase
    price over net assets acquired (Note 7)        39,096         40,027         48,515
   Long-lived asset impairment (Note 5)           143,265           --             --
                                              -----------    -----------    -----------
                                                1,620,082      1,971,417      1,292,432
                                              -----------    -----------    -----------
                                                 (134,447)      (529,095)        36,092

Income tax benefit (expense) (Note 9):
   Current                                           (621)        80,754        (41,598)
   Deferred                                        55,776         89,696         12,681
                                              -----------    -----------    -----------
Income (loss) before extraordinary item           (79,292)      (358,645)         7,175
Extraordinary item - loss on debt
    repayment(net of income tax benefit
    of $2,910,000) (Note 8)                        (5,404)          --             --
                                              -----------    -----------    -----------

Net income (loss)                                 (84,696)      (358,645)         7,175

Retained earnings (deficit) at
    beginning of year                            (793,165)      (434,520)     (441 ,695
                                              -----------    -----------    -----------

Retained earnings (deficit) at end of year    $  (877,861)   $  (793,165)   $  (434,520)
                                              ===========    ===========    ===========

Net loss per share (Note 10):
   Loss before extraordinary item             $     (1.56)   $     (7.10)
   Extraordinary item                                 .10)          --
                                              -----------    -----------
   Net loss                                   $     (1.66)   $     (7.10)
                                              ===========    ===========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              For the years ended May 31,
                                                         --------------------------------------
                                                           1996         1995            1994
                                                         ----------   -----------    ----------
                                                                   (in thousands)
OPERATIONS
    Income (loss) before extraordinary item              $ (79,292)   $(358,645)      $   7,175
    Charges to income not affecting cash:
      Settlement of Chapter 11 claims with
        debt and new Common Stock                             --        444,752            --
      Depreciation, depletion and amortization              74,341       72,037          71,035
      Provision for deferred income taxes                  (55,776)     (89,696)        (12,681)
      Accumulated postretirement health benefits
        obligation (Note 13)                                19,416       18,449          20,057
      Provision for other long-term liabilities             (4,034)         294             280
      Amortization of excess of purchase price
        over net assets acquired (Note 7)                   39,096       40,027          48,515
      Amortization of debt discount and expense              7,250       11,783          17,597
      Long-lived asset impairment (Note 5)                 143,265         --              --
                                                         ---------    ---------       ---------
                                                           144,266      139,001         151,978
    Decrease (increase) in:
        Short-term investments, restricted (Note 3)        (47,430)     (20,450)         (1,932)
        Instalment notes receivable, net (a)                30,875       (1,849)         27,680
        Trade and other receivables, net                    (8,900)     (44,009)         12,747
        Federal income tax receivable (Note 9)              99,875      (99,875)           --
        Inventories                                        (15,008)     (23,858)         (5,940)
        Prepaid expenses                                       757       (1,359)         (3,433)
        Deferred income taxes (Note 9)                     (79,941)        --              --
    Increase (decrease) in:
        Bank overdrafts (Note 3)                            (5,552)       3,867          11,958
        Accounts payable                                    (7,361)      28,925           6,772
        Accrued expenses                                     7,054       28,242           6,427
        Income taxes payable (Note 9)                        2,977      (15,348)          2,408
        Accrued interest                                    (9,033)      24,156          47,833
        Liabilities subject to Chapter 11
         proceedings (Note 1)                                 --           --             1,286
                                                         ---------    ---------       ---------
        Cash flows from operations                         112,579       17,443         257,784
                                                         ---------    ---------       ---------
FINANCING ACTIVITIES
    Issuance of long-term senior debt (Note 8)             680,000      974,450           2,000
    Additions to unamortized debt expense                   (6,045)     (17,153)           --
    Extraordinary item - loss on debt repayment             (5,404)        --              --
    Charge to income not affecting cash:
        Write off of unamortized debt expense                3,414         --              --
        Provision for deferred income tax                   (2,910)        --              --
    Retirement of long-term senior debt (Note 8)          (689,074)    (120,250)       (178,865)
    Payment of liabilities subject to
        Chapter 11 proceedings                             (63,932)    (604,044)(b)        --
    Payment of accrued postpetition interest on
        Chapter 11 secured debt obligations                   --       (244,334)           --
     Fractional share payments                                  (8)        --              --
                                                         ---------    ---------       ---------
        Cash flows used in financing activities            (83,959)     (11,331)       (176,865)
                                                         ---------    ---------       ---------
INVESTING ACTIVITIES
    Additions to property, plant and equipment,
         net of normal retirements                         (73,485)     (76,966)        (65,858)
    (Increase) in investments and other assets              (1,261)      (4,442)         (2,128)
                                                         ---------    ---------       ---------
        Cash flows used in investing activities            (74,746)     (81,408)        (67,986)
                                                         ---------    ---------       ---------
    Net increase (decrease) in cash
         and cash equivalents                              (46,126)     (75,296)         12,933
    Cash and cash equivalents at beginning of year         128,007      203,303         190,370
                                                         ---------    ---------       ---------
    Cash and cash equivalents at end of year (Note 3)$      81,881    $ 128,007       $ 203,303
                                                         =========    =========       =========

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $148,749,000, $155,236,000 and $153,776,000 and cash collections on account and payouts in advance of maturity of $179,624,000, $153,387,000 and $181,456,000, for the years ended May 31, 1996, 1995 and
      1994, respectively.

(b) In addition, $490 million of Series B Senior Notes and 44,050,974 shares of new Common Stock were issued to satisfy a portion of the allowed claims of holders of secured and subordinated debt, settle a portion of the asbestos-related veil-piercing claims and 6,443,339 shares of new Common Stock were issued to the former shareholders in cancellation of their original holdings.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Recent History

     Walter Industries, Inc. (the "Company") was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed. On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or relate to the Consensual Plan. The following unaudited pro forma consolidated statement of operations for fiscal 1995 was prepared to illustrate the estimated effects of the Consensual Plan and related financings as if they had occurred as of June 1, 1994.

                 Pro Forma Consolidated Statement of Operations
                                   (Unaudited)

                                                     For the year ended May 31, 1995
                                               ------------------------------------------
                                               As Reported     Adjustments     Pro Forma
                                               ------------    ------------    ----------
                                                          (in thousands except
                                                            per share amount)
Sales and revenues:
  Net sales                                    $  1,181,635                    $1,181,635
  Time charges                                      222,221                       222,221
  Miscellaneous                                      30,838                        30,838
    Interest income from
    Chapter 11 proceedings                            7,628    $     (7,628)(1)       --
                                               ------------    ------------    ----------
                                                  1,442,322          (7,628)    1,434,694
                                               ------------    ------------    ----------
Cost and expenses:
  Cost of sales                                     951,381                       951,381
  Depreciation, depletion and amortization           72,037                        72,037
  Selling, general and administrative               130,616                       130,616
  Postretirement health benefits                     25,961                        25,961
  Provision for possible losses                       4,485                         4,485
  Chapter 11 costs                                  442,362        (442,362)(2)       --
  Interest and amortization of debt discount
    and expense                                     304,548         (81,364)(3)   223,184

  Amortization of excess of purchase price
    over net assets acquired                         40,027                        40,027
                                               ------------    ------------    ----------
                                                  1,971,417        (523,726)    1,447,691
                                               ------------    ------------    ----------
                                                   (529,095)        516,098       (12,997)
Income tax benefit (expense)                        170,450        (195,730)(4)   (25,280)
                                               ------------    ------------    ----------
Net income (loss)                              $   (358,645)   $    320,368    $  (38,277)
                                               ============    ============    ==========
Net loss per share                                                             $     (.75)(5)
                                                                               ==========

Weighted average shares outstanding                                            50,988,626

- ----------

Changes from the historical financial statement in the pro forma consolidated statement of operations consist of the following adjustments (all amounts in thousands):

(1) Interest income from Chapter 11 proceedings of $7,628, which would not have been realized assuming the Consensual Plan became effective June 1, 1994, has been eliminated.

(2) Chapter 11 costs of $442,362, which would not have been incurred assuming the Consensual Plan became effective June 1, 1994, have been eliminated.

(3) Interest and amortization of debt discount and expense has been reduced $81,364 to give retroactive effect as if all indebtedness to be repaid pursuant to the Consensual Plan was so done as of June 1, 1994 and the $490 million of Series B Senior Notes had been outstanding for the full year ended May 31, 1995. Borrowings under the Trust IV Asset Backed Notes were assumed to increase during the period June 1, 1994 through November 30, 1994 proportionately with the comparable period increase in the outstanding economic balance of the instalment notes sold by Mid-State to Trust IV on March 16, 1995. Borrowings under the Trust V Variable Funding Loan Agreement were based on 78% of Jim Walter Homes' credit sales during the six-month period December 1, 1994 through May 31, 1995. This time period is subsequent to the Trust IV cut-off date for purchases of instalment notes from Mid-State. No working capital borrowings were assumed under the Bank Credit Facility. Pro forma interest expense, however, includes letter of credit fees and unused working capital commitment fees.

(4) The provision for income taxes has been adjusted at the applicable statutory rates to give effect to the pro forma adjustments described above.

(5) Net loss per share has been computed based on the weighted average number of common shares outstanding (including 494,313 additional shares of Common Stock issued six months after the Effective Date of the Consensual Plan, but not including 3,880,140 additional shares which have been issued to an escrow account because such issuance is contingent upon future events and would be anti-dilutive).

NOTE 2 - Principles of Consolidation

     The Company through its direct and indirect subsidiaries currently offers a diversified line of products and services for homebuilding, water and waste water transmission, coal mining and related degasification, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated.

NOTE 3 - Cash and Restricted Short-Term Investments

     Cash includes short-term investments with original maturities of less than one year. These investments are readily convertible to cash and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as bank overdrafts.

     Restricted short-term investments include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV and V ($110,436,000) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($43,161,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($21,835,000).

NOTE 4 - Instalment Notes Receivable

     The instalment notes receivable arise from sales of partially finished homes to customers for time payments primarily over periods of twelve to thirty years and are secured by first mortgages or similar security instruments. Revenue and income from the sale of homes is included in income upon completion of construction and legal transfer to the customer. The buyer's ownership of the land and the improvements necessary to complete the home constitute a significant equity investment which the Company has access to should the buyer default on payment of the instalment note obligation. Of the gross amount of $4,208,252,000 an amount of $3,914,150,000 is due after one year. Instalment payments estimated to be receivable within each of the five years from May 31, 1996 are $294,102,000, $288,698,000, $283,371,000, $275,512,000 and
$266,809,000, respectively, and $2,799,760,000 after five years. Of the gross amount of instalment notes receivable of $4,208,252,000, 19%, 11% and 11% are secured by homes located in the states of Texas, Florida and Mississippi, respectively. Time charges are included in equal parts in each monthly payment and are taken into income as collected. This method approximates the interest method since a much larger provision for loan losses and other expenses would be required if time charge income were accelerated. The aggregate amount of instalment notes receivable having at least one payment ninety or more days delinquent was 3.14% and 3.17% of total instalment notes receivable at May 31, 1996 and 1995, respectively.

     Mid-State Homes, Inc. ("Mid-State") purchases instalment notes from Jim Walter Homes, Inc. ("Jim Walter Homes") on homes constructed and sold by Jim Walter Homes and services such instalment mortgage notes. Mid-State Trust II ("Trust II"), Mid-State Trust III ("Trust III") and Mid-State Trust IV ("Trust IV") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust III and Trust IV. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes. The assets of Trust II, Trust III and Trust IV, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Of the gross amount of instalment notes receivable at May 31, 1996 of $4,208,252,000 with an economic balance of $2,016,665,000, receivables owned by Trust II had a gross book value of $1,166,386,000 and an economic balance of $723,481,000, receivables owned by Trust III had a gross book value of $416,780,000 and an economic balance of $217,247,000 and receivables owned by Trust IV had a gross book value of $1,786,406,000 and an economic balance of $759,234,000. Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes. At May 31, 1996, receivables owned by Trust V had a gross book value of $835,454,000 and an economic balance of $315,422,000.

NOTE 5 - Long-Lived Asset Impairment

     The Financial Accounting Standards Board issued in March 1995 Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FASB 121") which becomes effective for fiscal years beginning after December 15, 1995 (fiscal year 1997 for the Company). The Company elected to adopt FASB 121 during the third quarter of fiscal 1996 as a result of significant adverse changes in the results of operations during fiscal 1996 principally in the Natural Resources business segment as a result of a fire due to the unexpected recurrence of spontaneous combustion heatings at Jim Walter Resources' Mine No. 5 at the end of the fiscal second quarter and various geological problems at the three other coal mines during portions of the year that led to the conclusion that there was an impairment of fixed assets within the Natural Resources segment.

     FASB 121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value.

     After performing a review for asset impairment at each of the Company's business segments and applying the principles of measurement contained in FASB 121, the Company recorded a charge against earnings of $143,265,000 before tax ($101,125,000 after tax). The charge includes a $120,400,000 pre-tax ($78,260,000 after tax) write down of fixed assets at two coal mines in the Natural Resources segment to their estimated fair market values. Fair market values were based principally on expected future discounted cash flows. In addition, a $22,865,000 write off of excess of purchase price over net assets acquired was recorded in the Industrial and Other Products segment, substantially all of which was at JW Window Components, Inc. Adoption of this standard had no impact on cash flow.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6 - Property, Plant and Equipment


     Property, plant and equipment are summarized as follows (see Notes 1 and 5):

                                                                May 31,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
                                                            (in thousands)
Land and minerals                                    $  150,708       $  196,798
Land improvements                                        18,143           20,140
Buildings and leasehold improvements                     98,452          110,758
Mine development costs                                   47,930          125,903
Machinery and equipment                                 548,562          703,138
Construction in progress                                 25,196           29,670
                                                     ----------       ----------
   Total                                             $  888,991       $1,186,407
                                                     ==========       ==========

     The Company provides depreciation for financial reporting purposes principally on the straight line method over the useful lives of the assets. Assets (primarily mine development costs) extending for the full life of a coal mine are depreciated on the unit of production basis. For federal income tax purposes accelerated methods are used for substantially all eligible properties. Depletion of minerals is provided based on estimated recoverable quantities.

     The Company has capitalized interest on qualifying properties in accordance with Statement of Financial Accounting Standards No. 34. Interest capitalized for the years ended May 31, 1996, 1995 and 1994 was immaterial. Interest paid in cash for the years ended May 31, 1996, 1995 and 1994 was $220,959,000, $437,357,000 and $91,293,000, respectively.

NOTE 7 - Excess of Purchase Price Over Net Assets Acquired

     The excess of purchase price over net assets acquired in connection with the acquisition of Original Jim Walter is being amortized over periods ranging up to twenty years. The Company evaluates on a regular basis, whether events or circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. The Company measures impairment of goodwill based upon estimated future undiscounted cash flows from operations of the related business unit(see Note 5). At May 31, 1996, the accumulated amortization of goodwill was approximately $443.3 million. At May 31, 1996, the net unamortized balance of goodwill is not considered to be impaired.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8 - Debt

     Long-term debt, in accordance with its contractual terms, consisted of the following at each year end:

                                                                May 31,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
                                                            (in thousands)
Senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility                        $  235,000       $     --
    Bank Credit Facility                                   --               --
    Term Loan A                                         121,250             --
    Term Loan B                                          59,750             --
    Series B Senior Notes Due 2000                         --            490,000
    Other                                                 3,350            4,000
                                                     ----------       ----------
                                                        419,350          494,000
                                                     ----------       ----------
  Mid-State Trusts
    Trust II Mortgage-Backed Notes                      497,000          584,000
    Trust III Asset Backed Notes                        147,669          173,527
    Trust IV Asset Backed Notes                         902,277          953,843
    Trust V Variable Funding Loan                       245,000           15,000
                                                     ----------       ----------
                                                      1,791,946        1,726,370
                                                     ----------       ----------
              Total                                  $2,211,296       $2,220,370
                                                     ==========       ==========

     On January 22, 1996, the Company completed a $550 million financing with a syndicate of banks led by NationsBank National Association (South). The financing consisted of a $365 million revolving credit facility ("Revolving Credit Facility"), a $125 million six-year term loan ("Term Loan A") and a $60 million seven-year term loan ("Term Loan B") (collectively the "Credit Facilities"). Proceeds from the financing, together with $75 million drawn under the Trust V Variable Funding Loan Agreement were used to redeem in full $490 million aggregate amount of Series B Senior Notes Due 2000 (the "Senior Notes") at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption and to replace the existing $150 million bank credit facility, both issued in connection with the Company's emergence from bankruptcy in March 1995. The Company recorded an extraordinary loss of $8,314,000 ($5,404,000 net of income tax benefit) consisting of a redemption premium and the write off of unamortized debt expense related to the early repayment of the Senior Notes and the $150 million bank credit facility. The Credit Facilities are secured by a pledge of intercompany notes and stock of certain subsidiaries of the Company. Net cash proceeds from certain asset sales must be applied to permanently reduce the Credit Facilities and beginning with fiscal year ending May 31, 1997, 50% of the excess cash flow (as defined in the Credit Facilities) must be used to permanently reduce Term Loan A and Term Loan B.

     The Revolving Credit Facility is a six year non-amortizing facility which includes a subfacility for trade and other standby letters of credit in an amount up to $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. Interest, at the option of the Company, is at (i) the greater of
(a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, or (ii) a LIBOR rate plus an Applicable Margin of 3/4% to 1-3/4% (based upon a leverage ratio pricing grid). At May 31, 1996, the weighted average interest rate was 6.74%. A commitment fee ranging from 1/4% to 1/2% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The fee for outstanding letters of credit is priced at the Applicable Margin less 3/8%. At May 31, 1996, there were no swingline borrowings outstanding under this facility; however, letters of credit in the aggregate face amount of $23,042,000 have been issued thereunder.

     Term Loan A interest, at the option of the Company is at (i) the greater of
(a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, or (ii) a LIBOR rate plus 3/4% to 1- 3/4% (based upon a leverage ratio pricing grid). Scheduled principal payments to be made in each of the five years from May 31, 1996 are $15,000,000, $16,250,000, $21,250,000, $25,000,000 and $25,000,000,
respectively. At May 31, 1996, the weighted average interest rate was 6.64%

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     Term Loan B interest is at LIBOR plus 2% to 2-1/4% (based upon a leverage ratio pricing grid). At May 31, 1996, the interest rate was 7.39%. Scheduled principal payments in each of the five years from May 31, 1996 are $1,000,000.

     The Trust II Mortgage-Backed Notes (see Note 4) were issued in five classes in varying principal amounts. Three of the classes have been fully repaid. The two remaining classes A3 and A4 bear interest at the rates of 9.35% and 9.625%, respectively. Interest on each class of notes is payable quarterly on each January 1, April 1, July 1 and October 1 (each a "Payment Date"). On each Payment Date, regular scheduled principal payments will be made on the Class A3 and Class A4 Notes in order of maturity. Maturities of the balance of these Mortgage-Backed Notes range from April 1, 1998 for the Class A3 Notes to April 1, 2003 for the Class A4 Notes. The Class A3 and Class A4 Notes are subject to special principal payments and the Class A4 Notes may be subject to optional redemption under specified circumstances. The scheduled principal amount of notes maturing in each of the five years from May 31, 1996 is $87,000,000, $87,000,000, $64,600,000, $64,600,000 and $64,600,000, respectively.

     The Trust III Asset Backed Notes (see Note 4) bear interest at 7.625%, constitute a single class and have a final maturity date of April 1, 2022. Payments are made quarterly on January 1, April 1, July 1 and October 1, based on collections on the underlying collateral less amounts paid for interest on the notes and Trust III expenses.

     The Trust IV Asset Backed Notes (see Note 4) bear interest at 8.33%, constitute a single class and have a final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral and distributions from Trust II, less amounts paid for interest on the notes and Trust IV expenses.

     On March 3, 1995, Trust V entered into the three-year $500 million Variable Funding Loan Agreement with Enterprise Funding Corporation, an affiliate of NationsBank National Association, as lender, and NationsBank National Association (Carolinas), as Administrative Agent. It is contemplated that this facility will be an evergreen three-year facility with periodic paydowns from the proceeds of permanent financings similar to those done by Trusts II, III and
IV. The facility currently matures on March 3, 1999. Accordingly, the $245 million of borrowings outstanding at May 31, 1996 has been classified as long-term debt. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 3/4%. Commitment fees on the unused facility are .55%.

     The Company uses interest rate swaps that are relatively straightforward and involve little complexity as hedge instruments to manage interest rate risks. At the present time the Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rates and proceeds in refinancing from short-term to long-term certain indebtedness secured by the fixed rate instalment notes receivable generated by its homebuilding business. At May 31, 1996, Trust V had in place a swap agreement with a notional amount of $216 million under which it pays a fixed interest rate of 5.25% and receives interest based on commercial paper rates. This swap is in effect until June 30, 1997, accretes monthly and is designed to offset the interest rate risk of the Trust V Variable Funding Loan Agreement. Also at May 31, 1996, Trust V had in place forward swaps totaling $100 million notional amount which will start June 30, 1997 and run for 10 years at a blended monthly fixed rate of 7.25%. At that time Trust V would begin to receive interest based on prevailing commercial paper rate levels. It is the Company's intent to terminate those forward swaps when a long-term fixed rate financing is put in place for a portion of the instalment notes receivable portfolio. The gain or loss at termination will be deferred and amortized over the life of the new financing.

     The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

maximum leverage ratios, some of which become more restrictive over time. The Company was in full compliance with these covenants at May 31, 1996.

     The Trust V Variable Funding Loan Agreement's covenants, among other things, restricts the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in full compliance with these covenants at May 31, 1996.

NOTE 9 - Income Taxes

     Income tax expense (benefit) is made up of the following components:

                           May 31, 1996                May 31, 1995                 May 31, 1994
                      -------------------------   ------------------------     ----------------------
                      Current       Deferred      Current        Deferred      Current      Deferred
                      --------      ---------     --------       --------      --------     ---------
                                                      (in thousands)

United States         $    (799)    $ (54,846)    $(80,445)      $(88,815)     $ 38,712     $(11,716)
State and local           1,420          (930)        (309)          (881)        2,886         (965)
                      ---------     ---------     ---------      --------      --------     --------
     Total            $     621     $ (55,776)    $(80,754)      $(89,696)     $ 41,598     $(12,681)
                      =========     =========     ========       ========      ========     ========

     In fiscal 1996 the Company received a refund of federal income tax of $22.2 million paid in 1995 as estimated payments while in fiscal 1995 and 199 the Company paid federal income tax of approximately $30.6 million and $37.1 million. State income taxes refunded in fiscal 1996 were approximately $0.1 million while state income taxes paid in 1995 and 1994 were approximately $4.0 million and $2.1 million, respectively.

     The Company complies with Statement of Financial Accounting Standards No. 109 ("FASB 109"), "Accounting for Income Taxes". FASB 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements or tax returns. FASB 109 generally considers all expected future events other than changes in tax law or rates.

     The income tax expense (benefit) before extraordinary item at the Company's effective tax rate differed from the statutory rate as follows:

                                                     For the years ended May 31,
                                                     ---------------------------
                                                        1996     1995     1994
                                                     ---------   ------   ------
Statutory tax rate                                      (35.0)%  (35.0)%   35.0%
Effect of:
   Adjustment to deferred taxes                           --       --       5.3
   State and local income tax                              .2      (.2)     3.3
   Percentage depletion                                  (2.6)     (.5)    (1.7)
   Enacted tax rate change                                --       --       9.4
   Nonconventional source fuel credit                     --       --     (10.8)
   Amortization of excess of purchase price over net
     assets acquired and FASB 121 charge                 16.2      2.7     47.1
   Benefit of capital loss carryforward                  (5.9)    (1.5)    (8.5)
   Adjustment of prior years net operating
     loss carryforward                                   (5.0)     --       --
   Effect of rate difference and avoidance
     of loss of credits on net operating loss
      due to carryforward election                       (9.1)     2.3      --
   Other, net                                              .2      --       1.0
                                                         ----     ----     ----

Effective tax rate                                      (41.0)%  (32.2)%   80.1%
                                                         ====     ====     ====

     The tax benefit related to the extraordinary item approximates the statutory rate and is deferred federal income tax.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law raising the federal corporate income tax rate to 35% from 34%, retroactive to January 1, 1993. FASB 109 requires that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of an enacted change in the tax laws or rates. The effect of the change was $2,833,000 and such amount is included in the provision for deferred income taxes for the year ended May 31, 1994. Deferred tax liabilities (assets) are comprised of the following:

                                                               May 31,
                                                       -------------------------
                                                         1996           1995
                                                       ---------      ----------
                                                            (in thousands)
Instalment sales method for
 instalment notes receivable in prior years            $  34,691      $  43,312
Depreciation                                              78,462        116,625
Difference in basis of assets
 under purchase accounting                                20,424         23,894
Capital loss carryforward                                   --           (7,977)
Net operating loss carryforward                         (155,283)       (31,488)
Accrued expenses                                         (39,034)       (81,855)
Postretirement benefits other than pensions              (94,431)       (87,032)
Valuation allowance                                         --            7,977
                                                       ---------      ---------
      Total deferred tax (asset) liability             $(155,171)     $ (16,544)
                                                       =========      =========

     The Revenue Act of 1987 eliminated the instalment sales method of tax reporting for instalment sales after December 31, 1987.

     As a result of the loss incurred in the 1995 fiscal year, the Company recorded a federal income tax receivable of approximately $99.9 million. During fiscal 1996 the Company elected to carry the 1995 loss forward rather than back to prior years. Accordingly, $77.7 million has been reclassified from federal income tax receivable to a deferred tax asset. The election to carryforward the net operating loss generated a tax benefit of approximately $19 million in the fourth quarter due to the effect of the rate difference, avoidance of loss of credits and other miscellaneous tax adjustments. The Company's net operating loss carryforward at May 31, 1996 approximates $443.6 million of which $372.3 million will expire in fiscal 2010 and $71.3 million will expire in fiscal 2011. Also during the fourth quarter of fiscal 1996 the Company utilized its capital loss carryforward of approximately $22.8 million.

     Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of loss and credit carry-forwards. The reorganization under the Consensual Plan created an ownership change in fiscal 1995; therefore, $296 million of the net operating loss carryforward is subject to the annual limitation which will be eliminated by fiscal 1998. However, the Company believes that the annual limitation will not affect the realization of the net operating loss carryforward.

     The Company allocates federal income tax expense (benefit) to its subsidiaries based on their separate taxable income (loss).

     A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed by the Internal Revenue Service in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. Although the range for such claims is zero to $186 million, the Company believes that such proofs of claim are substantially without merit and intends to defend such claims against the Company vigorously.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10 - Stockholders' Equity

     The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of May 31, 1996, 54,868,335 shares of common stock are outstanding.

     Pursuant to the Consensual Plan, 494,313 shares were issued on September 13, 1995 to all former stockholders as of the Effective Date of the Consensual Plan. Also on September 13, 1995, pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to all former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and canceled.

     Net loss per share has been computed by dividing net loss by the weighted average number of common shares issued of 50,988,195, which includes 494,313 additional shares issued on September 13, 1995 pursuant to the Consensual Plan, but does not include 3,880,140 additional shares issued to an escrow account on September 13, 1995 because such issuance is contingent on future events and would be anti-dilutive in the current year. In management's opinion, per share information for fiscal year 1994 is not relevant given the significant change in the Company's capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see Note 1).

NOTE 11 - Stock Options

     Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995, an aggregate of 3,000,000 shares of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SAR's") and stock awards. The maximum number of such shares with respect to which stock options or SAR's may be granted to any employee during which the plan is in effect is 500,000 shares and the aggregate number of such shares that may be used in settlement of stock awards is 1,000,000 shares. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board but no option will be exercisable after the tenth anniversary of the date on which it is granted. The option price per share may not be less than the fair market value of a share on the date the option is granted. Information on stock options is summarized as follows:

                                                           1996
                                                  ---------------------------
                                                                Average Price
                                                    Shares        per Share
                                                  ---------     --------------
Outstanding at beginning of year                       --       $    --
Granted                                           1,500,000          14.120
Exercised                                              --            --
Canceled                                            (13,000)         14.125
                                                  ---------
Outstanding at end of year                        1,487,000          14.120
                                                  =========
Exercisable at end of year                             --            --
                                                  =========

NOTE 12 - Litigation and Other Matters

Veil-Piercing Suits

     Beginning in early 1989, the Company and certain of its officers, directors and shareholders were named as co-defendants in a number of lawsuits brought by persons ("Asbestos Claimants") claiming that the Company should be held liable for all asbestosrelated liabilities of The Celotex Corporation ("Celotex") and its parent, Jim Walter Corporation ("JWC"). The stock of a predecessor of JWC ("Original Jim Walter") was acquired by a company known as Hillsborough Acquisition Corporation ("HAC"), a former subsidiary of the Company, pursuant to a 1988 leveraged buyout (the "LBO"). Asserting a variety of theories of derivative liability, including piercing the corporate veil, the suits alleged, among other things, that Original Jim Walter was liable for all asbestos-related liabilities

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

of Celotex and that the distribution by HAC of substantially all of its assets to the Company pursuant to the LBO was therefore a fraudulent conveyance (the "Veil-Piercing Suits").

     On December 27, 1989, the Company and certain of its subsidiaries filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"), which stayed all Veil-Piercing Suits pursuant to the automatic stay. In January 1990, the Company filed a declaratory judgment action ("Adversary Proceeding") against all Asbestos Claimants who had filed Veil-Piercing Suits seeking a ruling that the Company could not be held liable for any asbestos-related liabilities of Celotex or JWC on any grounds, asserting that the corporate veil separating Original Jim Walter and Celotex was intact, and asserting that the LBO could not be deemed a fraudulent conveyance.

     In April 1994, the Bankruptcy Court ruled in favor of the Company on all of the claims asserted in the Adversary Proceeding. The ruling was affirmed by the United States District Court for the Middle District of Florida ( the "District Court") on October 13, 1994. Thereafter, a settlement (the "Veil-Piercing Settlement") was entered into among the Company, certain of its creditors, Celotex, JWC and representatives of the Asbestos Claimants pursuant to which all the Veil-Piercing Suits would be dismissed and the Company and its officers, directors and relevant stockholders would be released from all liabilities relating to the LBO or associated with asbestos-related liabilities of Celotex or JWC. The Veil-Piercing Settlement is embodied in the Amended Joint Plan of Reorganization Dated as of December 9, 1994 as modified on March 1, 1995 (as so modified the "Consensual Plan") that was confirmed by the Bankruptcy Court pursuant to an order signed on March 2, 1995. The Consensual Plan binds all known and unknown claimants and enjoins such persons or entities from bringing any suits against the Company in the future for asbestos or LBO related claims. Dismissal of the Veil-Piercing Suits is in process and all of these suits will be dismissed in the near future pursuant to the terms of the Veil-Piercing Settlement and the Consensual Plan.

     On March 8, 1996, the Company, together with various other parties, filed an adversary proceeding with the Bankruptcy Court, naming Celotex and JWC as defendants. In this proceeding the Company and the other named plaintiffs allege that Celotex and JWC breached the Veil-Piercing Settlement by failing to propose and use their best efforts to obtain confirmation of a Chapter 11 plan for Celotex (which is presently in bankruptcy) that included an injunction issued pursuant to Section 524(g) of the Bankruptcy Code or other similar injunctive relief acceptable to each of the parties to the Veil-Piercing Settlement. Although all Veil-Piercing claims by Asbestos Claimants were resolved as part of the Consensual Plan, the Company believes that Section 524(g) would afford additional statutory protection to the Company against the possibility of such claims in the future. The Company believed that the plan of reorganization proposed by Celotex in its Chapter 11 proceeding failed to conform with the terms of the Veil-Piercing Settlement; that the plan proposed by Celotex did not meet the requirements of Section 524(g); and that Celotex and JWC failed to propose and use their best efforts to obtain confirmation of a plan of reorganization in the Celotex bankruptcy that included a provision for an injunction as required by the VeilPiercing Settlement. The defendants contend that the proposed Celotex plan met the requirements of the Veil-Piercing Settlement. This proceeding requested the Bankruptcy Court to (i) declare the rights and obligations of the various parties to the Veil-Piercing Settlement and (ii) issue an order requiring specific performance by each of the named defendants of their obligations under the Veil-Piercing Settlement. The Company, Celotex and JWC each filed motions in the Bankruptcy Court seeking an order granting summary judgment in favor of the respective party.

     On May 28, 1996, the Bankruptcy Court issued an order granting in part the Company's motion for summary judgment and denying the motions for summary judgment filed by Celotex and JWC. The Bankruptcy Court found that the plan of reorganization filed by Celotex in its Chapter 11 proceeding did not comply with the terms of the Veil-Piercing Settlement. The Bankruptcy Court, however, declined to issue a mandatory injunction compelling compliance, but rather left to the parties the opportunity to fashion an alternative remedy. The parties were unable to agree on an alternative remedy and on June 7, 1996, the Company requested that the Bankruptcy Court grant injunctive relief compelling Celotex and JWC to perform their respective obligations under the Veil-Piercing Settlement. In light of confirmation hearings scheduled to begin June 10, 1996 in the Celotex bankruptcy, the Bankruptcy Court denied the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

relief requested without prejudice to request such relief in the future. The Bankruptcy Court's May 28, 1996 order has been appealed by Celotex and JWC.

      On June 12, 1996, the court in the Celotex bankruptcy (the "Celotex Bankruptcy Court"), in response to an announcement by certain parties, including Celotex, of an agreement to an alternative plan of reorganization, denied confirmation of the Celotex plan of reorganization. On July 12, 1996, certain parties to the Celotex reorganization, together with Celotex filed with the Celotex Bankruptcy Court a proposed plan of reorganization. That plan contains a provision for an injunction pursuant to Section 524(g). The proposed plan is subject to approval of Celotex' creditors and confirmation by the Celotex Bankruptcy Court.

South Carolina Litigation

     In February 1995, Jim Walter Homes and Mid-State filed an adversary action for declaratory judgment in the Bankruptcy Court against all South Carolina homeowners who purchased their homes between July 1, 1982 and December 27, 1989. The complaint in the adversary action sought a declaration that Jim Walter Homes and Mid-State did not violate a South Carolina statute that provided homeowners a preferential choice of attorneys to represent them in the closing of the purchase of their homes. The adversary action was settled for $3 million which, after application of settlement proceeds to pay arrearages on the homeowners' mortgages, resulted in a net cash outlay of approximately $1,050,000, and legal fees of $360,000. On November 22, 1995, the Bankruptcy Court approved the settlement and distribution pursuant to the settlement has been completed.

Texas Litigation

     In May 1991, Jim Walter Homes and Mid-State, together with Trust II and certain other parties, were involved in various lawsuits, primarily in the Bankruptcy Court, with approximately 750 owners of 446 houses constructed by Jim Walter Homes in south Texas. The homeowners sought damages based upon alleged construction defects, common law fraud, and violations of various Texas and federal statutes. The litigation was settled pursuant to a settlement agreement approved by the Bankruptcy Court on July 13, 1995. The settlement figure was approximately $3,600,000 in account balance reductions (of which approximately $1,250,000 represents a principal reduction), plus an approximate aggregate of $27,500 cash to certain homeowner claimants and $2,900,000 as attorney's fees (of which $900,000 was deferred and is payable over five years).

      Cases involving approximately 22 non-settling homeowner accounts will be resolved on an individual basis before the Bankruptcy Court and the Company has filed motions believed by the Company to be dispositive of these remaining issues.

Suit by the Company and Jim Walter Resources, Inc. for Business Interruption Losses

      On May 31, 1995, the Company and Jim Walter Resources, Inc. ("JWR") filed a lawsuit in the Circuit Court for Tuscaloosa County, Alabama (Civil Action No. CV-95-625) against certain insurers. The lawsuit arises out of a spontaneous combustion fire that began in JWR's underground coal mine No. 5 on November 17, 1993. Efforts to control the fire caused a blockage in the tunnels, corridors, and passageways necessary to conduct mining, so mining operations temporarily ceased. After JWR believed that the fire had been extinguished or brought under control, JWR resumed its mining operations. JWR subsequently detected that the intensity of the fire increased substantially, making it necessary to seal off portions of the mine and to lose permanently certain corridors and passageways necessary to the continued mining of the longwall panel then being mined. JWR's longwall mining was interrupted until another longwall panel could be prepared. In addition to the mining of coal, JWR produces natural gas from wells drilled into the mine, and production of the gas from the area of the lost longwall panel was also lost. As a result of the fire, the Company and JWR claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the lawsuit described above was commenced.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

    The complaint filed by the Company and JWR seeks payment of the amounts claimed to be due under the insurance policies in question and a declaratory judgment that the policies in question are not void or voidable due to any alleged failure to disclose or a lack of fortuity. Certain of the insurers have counterclaimed for rescission on the basis of nondisclosure and lack of fortuity. The Company and JWR also seek a declaratory judgment stating that each of the insurers is liable for its pro rata share of the business interruption loss. In addition, the Company and JWR have asserted a claim for bad faith refusal to pay against certain insurers.

    The insurers issued policies insuring various percentages of the risk. The Company has entered into settlements with several insurers, who, in the aggregate have paid approximately $11.7 million to date, reducing the contract claims in the lawsuit to approximately $12.7 million. The Company and JWR continue to pursue the litigation against the remaining carriers and a trial is tentatively scheduled for October 21, 1996.


Litigation Related to Chapter 11 Distributions to Certain Holders of Subordinated Notes and/or Debentures

    The plan of reorganization originally proposed by certain creditors and committees (the "Creditors' Plan") provided that subordinated bondholders could elect to receive "Qualified Securities" (cash and/or new senior notes) in lieu of shares of Common Stock of the Company. Such elections (the "Subordinated Note Claim Election") were to be made on the ballots used for voting on the Creditors' Plan. A balloting agent was retained to receive and separately tabulate ballots cast on the Creditors' Plan and the Debtors' Fifth Amended Joint Plan of Reorganization (the "Company's Plan"). Voting on the Company's Plan and the Creditors' Plan took place during the period August 12, 1994 through September 23, 1994.

    Subsequent to September 23, 1994, the balloting agent filed with the Bankruptcy Court two (2) separate voting certifications. The voting certification with respect to the Creditors' Plan not only set forth the voting results but also listed the names of subordinated bondholders who made the Subordinated Note Claim Election.

    The Consensual Plan confirmed by the Bankruptcy Court, which technically constituted a modification of the Creditors' Plan, (a) kept in place the Subordinated Note Claim Election provision and prior elections, (b) contained as
Exhibit 8 a schedule prepared by the balloting agent which set forth the names of the subordinated bondholders who made the Subordinated Note Claim Election (the "Exhibit 8 Schedule"), and (c) contained a new election (the "Class U-4 Exchange Election") which provided that those subordinated bondholders who made the Subordinated Note Claim Election were eligible to make the Class U-4 Exchange Election whereby they could essentially "exchange" shares of Common Stock for new senior notes which Lehman Brothers, Inc. was otherwise entitled to receive.

    In February 1995, the balloting agent filed a voting certification with the Bankruptcy Court which listed those subordinated bondholders who made the Class U-4 Exchange Election (the "Exchange Election Schedule").

    In preparing to make distributions to subordinated bondholders, it came to the attention of the Company that the Exhibit 8 Schedule and the Exchange Election Schedule were inaccurate. As a result, the Company reviewed all ballots that the balloting agent claimed to be in its possession and determined that discrepancies existed between the Exhibit 8 Schedule and Exchange Election Schedule and certain of the ballots cast by subordinated bondholders.

    On or about April 5, 1995, the Company filed a motion with the Bankruptcy Court seeking to amend the Exhibit 8 Schedule and the Exchange Election Schedule. On April 28, 1995, an order was entered reflecting the Bankruptcy Court's decision to permit the amendment of the Exhibit 8 Schedule and the Exchange Election Schedule to correct errors on the information contained therein and not to permit such Schedules to be amended to include any additional bondholders(the "April 28 Order").

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

    Four bondholders each filed a motion with the Bankruptcy Court seeking a stay of the April 28 Order pending appeal to the United States District Court. On May 10, 1995, the Bankruptcy Court denied each of the stay motions. Two of such bondholders then each filed emergency motions for a stay pending appeal with the District Court. On May 11, 1995, the District Court issued an order denying the emergency motions.

    On May 14, 1995, one of such bondholders filed a petition for a writ of mandamus with the Eleventh Circuit Court of Appeals which was denied on May 15, 1995.

    Appeals from the April 28 Order were filed with the District Court by six bondholders. (Two of the appeals have been dismissed). The appeals raise similar issues and ultimately seek the same relief - reversal of the April 28 Order as it applies to appellants and the modification of the consideration that appellants are to be provided under the Consensual Plan, so that a portion of their distribution would be comprised of Qualified Securities, instead of Common Stock of the Company.

    The Company filed a brief in support of the April 28 Order and also filed a motion to dismiss the remaining four appeals of the appellants as moot and to dismiss two of those appeals for failure to file timely briefs. Subsequently, one of the remaining four appeals has been voluntarily dismissed. At this time the Company is unable to predict whether or not the three pending appeals will be dismissed, or the ultimate outcome of such appeals.

Chapter 11 Adversary Proceeding Filed by Certain Holders of Series B & C Senior Notes

    On June 15, 1995, certain holders of Series B & C Notes (the "Noteholders") commenced an adversary proceeding in the Bankruptcy Court against the Company, as Disbursing Agent, and its subsidiaries seeking payment of interest for the period from the Effective Date (March 17, 1995) until the date distribution was received by such Noteholders. The Bankruptcy Court entered an order on January 17, 1996 denying the Noteholders' claim for interest, which order was not appealed.

Income Tax Litigation

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 9 - Income Taxes for a more complete explanation.

Miscellaneous Litigation

    The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.

NOTE 13 - Pension and Other Employee Benefits

    The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Total pension expense for the years ended May 31, 1996, 1995 and 1994, was $11.8 million, $8.2 million and $9.7 million, respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

    The net pension costs for Company administered plans are as follows:

                                                  For the years ended May 31,
                                                -------------------------------
                                                   1996      1995        1994
                                                ---------  --------    --------
                                                        (in thousands)

Service cost-benefits earned during the period  $   6,072  $  5,817    $  5,334
Interest cost on projected benefit obligation      16,972    16,174      16,333
Actual loss (return) on assets                    (35,347)    4,304     (19,352)
Net amortization and deferral                      20,236   (21,377)      3,145
                                                ---------  --------    --------
    Net pension costs                           $   7,933  $  4,918    $  5,460
                                                =========  ========    ========

    The following table sets forth the funded status of Company administered plans:

                                             May 31, 1996                May 31, 1995
                                    ---------------------------- ---------------------------
                                            Plans in which              Plans in which
                                    ---------------------------- ---------------------------
                                    Assets exceed   Accumulated  Assets exceed  Accumulated
                                     accumulated      benefits    accumulated    benefits
                                      benefits     exceed assets    benefits   exceed assets
                                    -------------  ------------- ------------- -------------
                                                          (in thousands)
Actuarial present value of
accumulated benefit obligations:

  Vested benefits                     $ 149,542      $  50,941     $ 134,589    $  47,474
  Non-vested benefits                     6,815          1,585         5,849        1,207
                                      ---------      ---------     ---------    ---------
                                      $ 156,357      $  52,526     $ 140,438    $  48,681
                                      =========      =========     =========    =========

Plan assets at fair value, primarily
  stocks and bonds                    $ 189,728      $  34,609     $ 169,635    $  31,023
Projected benefit obligations           188,422         54,008       169,984       49,681
                                      ---------      ---------     ---------    ---------
Plan assets in excess of (less than)
  projected benefit obligations           1,306        (19,399)         (349)     (18,658)
Unamortized portion of transition
 (asset)obligation at June 1, 1986       (9,185)         4,021       (10,507)       4,785
Unrecognized net loss from actual
  experience different from
  that assumed                           13,191          6,124        20,545        6,610
Prior service cost not recognized           618          3,595           696        2,269
Contribution to pl ns after
  measurement date                         --            1,042          --            667
                                      ---------      ---------     ----------   ---------
Prepaid (accrued) pension cost            5,930         (4,617)       10,385       (4,327)
Additional liability                       --          (12,507)         --        (12,664)
                                      ---------      ---------     ----------   ---------
Prepaid pension cost (pension
  liability)recognized in the
  balance sheet                       $   5,930      $ (17,124)    $  10,385    $ (16,991)
                                      =========      =========     =========    =========

    The projected benefit obligations were determined using an assumed discount rate of 7-1/2% in fiscal 1996 and 8% in 1995 and, where applicable, an assumed increase in future compensation levels of 4-1/2% in fiscal 1996 and 5% in 1995. The assumed long-term rate of return on plan assets was 8% in fiscal 1996 and 1995.

    Under the labor contract with the United Mine Workers of America, Jim Walter Resources makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities. The Company estimates that its allocated portion of the unfunded vested benefits liabilities of these plans amounted to approximately $41.5 million at May 31, 1996. However, although the net liability can be estimated, its components, the relative position of each employer with respect to actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

    The Company provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company's postretirement benefit plans are not funded. Postretirement benefit costs were $27.1 million in 1996, $26.0 million in 1995 and $25.6 million in 1994. Amounts paid for postretirement benefits were $7.7 million in 1996, $7.5 million in 1995 and $5.5 million in 1994.

    The net periodic postretirement benefit cost includes the following components:

                                                    For the years ended May 31,
                                                  ------------------------------
                                                    1996        1995       1994
                                                  --------    --------   -------
                                                           (in thousands)
    Service cost                                  $  8,668    $  8,491   $ 9,302
    Interest cost                                   18,701      17,470    16,283
    Net amortization and deferral                     (240)      --         --
                                                  --------    --------   -------
       Net periodic postretirement
        benefit cost                              $ 27,129    $ 25,961   $25,585
                                                  ========    ========   =======


    The accumulated postretirement benefits obligation at May 31, 1996 and 1995 are as follows:

                                                           May 31,
                                                  -------------------------
                                                    1996             1995
                                                  --------         --------
                                                        (in thousands)

    Retirees                                      $ 93,380         $ 92,550
    Fully eligible, active
      participants                                  32,896           30,129
    Other active participants                      132,026          111,084
                                                  --------         --------
    Accumulated postretirement benefit
        obligation                                 258,302          233,763
    Unrecognized net loss                          (10,475)          (5,352)
                                                  ---------        --------
    Postretirement benefit liability
      recognized in the balance sheet             $247,827         $228,411
                                                  ========         ========

    The principal assumptions used to measure the accumulated postretirement benefit obligation include a discount rate of 7-1/2% in fiscal 1996 and 8% in 1995 and a health care cost trend rate of 9-1/2% declining to 5-1/4% over a nine year period and remaining level thereafter in fiscal 1996 and a health care cost trend rate of 10% declining to 5-1/2% over a ten year period in fiscal 1995. A one percent increase in trend rates would increase the accumulated postretirement benefit obligation by 18% and increase net periodic postretirement benefit cost for 1996 by 20%.

    Certain subsidiaries of the Company maintain profit sharing plans. The total cost of these plans for the years ended May 31, 1996, 1995 and 1994 was $2.9 million, $3.0 million and $3.1 million, respectively.

NOTE 14 - Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FASB 107") requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are allowed under FASB 107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar financial instruments. Furthermore, FASB 107 fair value disclosures do not purport to be the amount which could be attained in immediate settlement of the financial instrument. Fair value estimates are not necessarily more relevant than historical cost values and have limited usefulness in evaluating long-term assets and liabilities held in the ordinary course of business. Accordingly,

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

management believes that the disclosures required by FASB 107 have limited relevance to the Company and its operations.

    The following methods and assumptions were used to estimate fair value disclosures:

    Cash (including short-term investments) and short-term investments, restricted - The carrying amounts reported in the balance sheet approximates fair value.

    Instalment notes receivable - The estimated fair value of instalment notes receivable at May 31, 1996 was in the range of $2.0 billion to $2.1 billion. The estimated fair value is based upon valuations prepared by an investment banking firm as of May 31, 1996. The value of mortgage-backed instruments such as instalment notes receivable are very sensitive to changes in interest rates.

    Debt - The estimated fair value of long term debt at May 31, 1996 was $2.268 billion based on current yields for comparable debt issues or prices for actual transactions.

NOTE 15 - Segment Information

    Information relating to the Company's business segments is set forth on pages F-22 and F-23.

    Prior years Contributions to Operating Income has been restated to reflect amortization of excess purchase price over net assets acquired by operating segment, which amortization was previously included in unallocated corporate interest and other expense.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)


                                                        For the years ended May 31,
                                                 ---------------------------------------
                                                    1996          1995          1994
                                                 -----------   -----------   -----------
                                                             (in thousands)
Sales and Revenues:

    Homebuilding and related financing           $   413,111   $   407,119   $   424,530
    Water and waste water transmission products      421,436       412,237       357,189
    Natural resources(b)                             364,113       332,251       319,410
    Industrial and other products                    286,783       284,230       224,673
    Corporate                                            192         6,485         2,722
                                                 -----------   -----------   -----------

      Consolidated sales and revenues(a)(c)      $ 1,485,635   $ 1,442,322   $ 1,328,524
                                                 ===========   ===========   ===========


Contributions to Operating Income(d)(e):

    Homebuilding and related financing           $    63,317   $    44,822   $    61,763
    Water and waste water transmission products       13,966        16,240        13,426
    Natural resources (f)                           (106,509)       21,400           152
    Industrial and other products (f)                 (9,509)        9,275        11,227
                                                 -----------   -----------   -----------
                                                     (38,735)       91,737        86,568
    Less-Unallocated corporate interest and
        other expense(g)                             (95,712)     (620,832)      (50,476)
    Income taxes                                      55,155       170,450       (28,917)
                                                 -----------   -----------   -----------

      Income (loss) before extraordinary item    $   (79,292)  $  (358,645)  $     7,175
                                                 ===========   ===========   ===========

Depreciation, Depletion and Amortization:

    Homebuilding and related financing           $     3,279   $     3,336   $     3,093
    Water and waste water transmission products       18,636        16,520        16,063
    Natural resources                                 38,652        41,434        40,326
    Industrial and other products                     11,890         9,073         9,821
    Corporate                                          1,884         1,674         1,732
                                                 -----------   -----------   -----------

      Total                                      $    74,341   $    72,037   $    71,035
                                                 ===========   ===========   ===========

Gross Capital Expenditures:

    Homebuilding and related financing           $     3,735   $     4,192   $     3,210
    Water and waste water transmission products       12,888        15,538        14,426
    Natural resources                                 53,576        46,214        40,224
    Industrial and other products                     12,792        24,692        10,054
    Corporate                                            532           681         1,917
                                                  ----------   -----------   -----------

      Total                                      $    83,523   $    91,317   $    69,831
                                                 ===========   ===========   ===========

Identifiable Assets:

   Homebuilding and related financing            $ 1,802,950   $ 1,789,582   $ 1,832,919
   Water and waste water transmission products       480,209       480,617       490,004
   Natural resources                                 381,582       465,680       450,468
   Industrial and other products                     177,668       213,836       173,618
   Corporate (h)                                     248,968       295,438       193,883
                                                 -----------   -----------   -----------

      Total                                      $ 3,091,377   $ 3,245,153   $ 3,140,892
                                                 ===========   ===========   ===========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)


- ----------
(a) Inter-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and are insignificant in amount with the exception of the sales of the Industrial and Other Products Group to the Water and Waste Water Transmission Products Group of $13,292,000, $13,373,000 and $11,480,000 and sales of the Natural Resources Group to the Industrial and Other Products Group of $4,774,000, $5,397,000 and $5,650,000 in 1996, 1995 and 1994, respectively.

(b)  Includes sales of coal of $325,495,000, $297,650,000 and $289,279,000 in
     1996, 1995 and 1994, respectively. Jim Walter Resources' coal supply contract with Alabama Power Company that had been in effect since January 1, 1979, as amended, was superseded by a new contract executed May 10, 1994. The new contract is effective from July 1, 1994 through August 31, 1999 with Jim Walter Resources' option to extend such contract through August 31, 2004, subject to mutual agreement on the market pricing mechanism and other terms and conditions of such extension. Sales to Alabama Power Company in the years ended May 31, 1996, 1995 and 1994 were 13%, 13% and 11% of consolidated net sales and revenues, respectively.

(c) Export sales, primarily coal, were $171,446,000, $129,071,000 and $155,966,000 in 1996, 1995 and 1994, respectively. Export sales to any single geographic area do not exceed 10% of consolidated net sales and revenues.

(d) Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $39,096,000 in 1996, $40,027,000 in 1995 and $48,515,000 in 1994. A breakdown by segment is as follows:

                                                 For the years ended May 31,
                                             ----------------------------------
                                               1996        1995         1994
                                             --------   ----------   ----------
                                                       (in thousands)
Homebuilding and related financing           $ 31,246   $   31,703   $   40,191
Water and waste water transmission products    12,247       12,214       12,215
Natural resources                              (1,331)      (1,328)      (1,327)
Industrial and other products                   2,135        2,627        2,624
Corporate                                      (5,201)      (5,189)      (5,188)
                                             --------   ----------   ----------
                                             $ 39,096   $   40,027   $   48,515
                                             ========   ==========   ==========


(e) Includes postretirement health benefits of $27,129,000, $25,961,000 and $25,585,000 in 1996, 1995 and 1994. A breakdown by segment is as follows:

                                                  For the years ended May 31,
                                              ----------------------------------
                                                1996        1995         1994
                                              --------   ----------   ----------
                                                       (in thousands)
Homebuilding and related financing            $  1,636   $    2,295   $    2,170
Water and waste water transmission products      3,729        4,362        4,391
Natural resources                               16,640       15,004       14,681
Industrial and other products                    4,581        3,610        3,662
Corporate                                          543          690          681
                                              --------   ----------   ----------
                                              $ 27,129   $   25,961   $   25,585
                                              ========   ==========   ==========

(f) Includes FASB 121 write down of fixed assets of $120,400,000 at two coal mines in the Natural Resources Group and write off of goodwill of $22,865,000 in the Industrial and Other Products Group.

(g) Excludes interest expense incurred by he Homebuilding and Related Financing Group of $128,215,000, $131,560,000 and $128,828,000 in 1996, 1995 and
     1994, respectively. The balance of unallocated expenses consisting primarily of unallocated interest, corporate expenses and Chapter 11 costs (in 1995 and 1994) are attributable to all groups and cannot be reasonably allocated to specific groups.

(h)  Primarily cash and corporate headquarters buildings and equipment.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 16--Subsequent Event (Unaudited - Subsequent to Date of Accountants
         Report)

      On July 12, 1996, competing plans were filed by Celotex, Jim Walter Corporation, the Asbestos Bodily Injury Claimants Committee and others (the "Bodily Injury Plan") and by the Asbestos Property Damage Claimants Committee (the "Property Damage Plan"). The Company filed objections to both plans, on the grounds that they did not comply fully with the Veil-Piercing Settlement.

      On August 23, 1996, both the Bodily Injury Plan proponents and the Property Damage Plan proponents filed amended plans. The Property Damage Plan, as amended, provides for a Section 524(g) injunction as to all claimants. The Bodily Injury Plan, as amended, provides for a Section 524(g) injunction as to all claimants, but reserves the right to seek confirmation of the Bodily Injury Plan even if the asbestos property damage claimants class votes against that plan. If the Bodily Injury Plan were to be confirmed over an adverse vote of the property damage claimants class, that would appear to preclude a Section 524(g) injunction as to asbestos property damage claims. However, in such event the Bodily Injury Plan would still provide for an injunction against asbestos property damage claims to the extent such an injunction is allowed by Section 105 of the Bankruptcy Code. Both plans require the approval of creditors and confirmation by the Celotex Bankruptcy Court. A confirmation hearing concerning the Bodily Injury Plan, as amended, and the Property Damage Plan, as amended, is currently scheduled to commence on October 7, 1996.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
Walter Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 12, 1996, appearing in the Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this form. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP


Tampa, Florida
July 12, 1996

                                                                    SCHEDULE III

                    WALTER INDUSTRIES, INC, AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                         For the Year Ended May 31, 1996

                                             Additions
                                 Balance at  Charged to                            Balance
                                  Beginning   Cost and    Deductions    Reclassi-  at end
   Description                     of Year    Expenses   from reserves  fications  of Year
   -----------                     -------    --------   -------------  ---------  -------
                                                        (in thousands)
Reserves (provision for
 possible losses) deducted
 from instalment notes receivable  $26,556    $   743      $ 1,161(1)       --     $26,138
                                   =======    =======      =======       =======   =======

Reserve (provision for possible
 losses) deducted from trade
 receivables                       $ 7,998    $ 3,624      $ 3,442(1)       --     $ 8,180
                                   =======    =======      =======       =======   =======

Accrued workmen's
 compensation (2)                  $ 4,500    $(  257)     $    75(3)    $ 4,500   $ 8,668
                                   =======    =======      =======       =======   =======

Black Lung reserves (2)            $21,867    $(3,000)     $   142(3)    $(4,500)  $14,225
                                   =======    =======      =======       =======   =======


- -----------
(1)  Notes and accounts written off as uncollectible.
(2)  Included in other long-term liabilities.
(3)  Losses sustained.

                                                                    SCHEDULE III

                    WALTER INDUSTRIES, INC, AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                         For the Year Ended May 31, 1995



                                             Additions
                                 Balance at  Charged to                            Balance
                                  Beginning   Cost and    Deductions    Reclassi-  at end
   Description                     of Year    Expenses   from reserves  fications  of Year
   -----------                     -------    --------   -------------  ---------  -------
                                                         (in thousands)
Reserves (provision for
 possible losses) deducted
 from instalment notes receivable  $26,301    $ 1,155      $   900(1)       --     $26,556
                                   =======    =======      =======       =======   =======

Reserve (provision for possible
 losses) deducted from trade
 receivables                       $ 7,392    $ 3,330      $ 2,724(1)       --     $ 7,998
                                   =======    =======      =======       =======   =======

Accrued workmen's
 compensation (2)                  $ 3,737    $   763      $  --            --     $ 4,500
                                   =======    =======      =======       =======   =======

Black Lung reserves (2)            $21,997    $  --        $   130(3)       --     $21,867
                                   =======    =======      =======       =======   =======

- -----------
(1)  Notes and accounts written off as uncollectible.
(2)  Included in other long-term liabilities.
(3)  Losses sustained.

                                                                    SCHEDULE III

                    WALTER INDUSTRIES, INC, AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                         For the Year Ended May 31, 1994


                                             Additions
                                 Balance at  Charged to                            Balance
                                  Beginning   Cost and    Deductions    Reclassi-  at end
   Description                     of Year    Expenses   from reserves  fications  of Year
   -----------                     -------    --------   -------------  ---------  -------
                                                         (in thousands)
Reserves (provision for
 possible losses) deducted
 from instalment notes receivable  $26,579    $   905      $ 1,183 (1)      --     $26,301
                                   =======    =======      =======       =======   =======

Reserve (provision for possible
 losses) deducted from trade
 receivables                       $ 7,324    $ 3,706      $ 3,638 (1)      --     $ 7,392
                                   =======    =======      =======       =======   =======

Accrued workmen's
 compensation (3)                  $ 2,887    $   824      $   (26)(2)      --     $ 3,737
                                   =======    =======      =======       =======   =======

Black Lung reserves (3)            $22,190    $  --        $   193 (4)      --     $21,997
                                   =======    =======      =======       =======   =======



- -----------
(1)  Notes and accounts written off as uncollectible.
(2) Expenditures or losses sustained and liabilities reclassified from accounts payable.
(3)  Included in other long-term liabilities.
(4)  Losses sustained.

                                  EXHIBIT INDEX

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1996


Exhibit Number                      Description
- --------------                      -----------

2(a)(i)     --    Amended Joint Plan of Reorganization of Walter
                  Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)

2(a)(ii)    --    Modification to the Amended Joint Plan of Reorganization of
                  Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (2)

2(a)(iii)   --    Findings of Fact, Conclusions of Law and Order Confirming
                  Amended Joint Plant of Reorganization of Walter Industries,
                  Inc. and certain of its subsidiaries, as modified (3)

3(a)        --    Restated Certificate of Incorporation of the Company (3)

3(b)        --    By-Laws of the Company (3)

10(a)       --    Stockholder's Agreement (3)

10(b)       --    Form of Common Stock Registration Rights Agreement (3)

10(c)       --    Channel One Registration Rights Agreement (7)

10(d)       --    Second Amended and Restated Veil Piercing Settlement
                  Agreement (included as Exhibit 3A to Exhibit 2(a)(i)) (1)

10(e)       --    Bank Credit Agreement (8)

10(f)       --    Director and Officer Indemnification Agreement, dated as of
                  March 3, 1995, among the Company and the Indemnitees parties thereto (5)

10(g)       --    New Alabama Power Contract (4)(5)

10(h)       --    Escrow Agreement, dated as of September 12, 1995, between
                  the Company and Harris Trust and Savings Bank, as Escrow Agent
                  (7)

10(i)       --    Walter Industries, Inc. Directors' Deferred Fee Plan (7)

10(j)       --    1995 Long-Term Incentive Stock Plan of Walter
                  Industries, Inc. (6)

10(k)       --    Agreement, dated as of August 30, 1995, between the Company and James W. Walter (7)

11          --    Statement re computation of per share earnings

21          --    Subsidiaries of the Company

27          --    Financial Data Schedule


- ----------
(1) This Exhibit is incorporated by reference to the Application for Qualification of Indenture on Form T-3 filed by the Company with the Commission on February 6, 1995.

(2) This Exhibit is incorporated by reference to Amendment No. 2 to the Application for Qualification of Indenture on Form T-3 filed by the Company with the Commission on March 7, 1995.

(3) This Exhibit is incorporated by reference to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(4) Portions of this document have been omitted pursuant to an approved request for confidential treatment dated October 11, 1995.

(5) This Exhibit is incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(6) This Exhibit is incorporated by reference to the Registration Statement on Form S-8 filed by the Company with the Commission on March 29, 1996.

(7) This Exhibit is incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(8) This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 16, 1996.