Form 10-K/A
period 1996-05-31
WALTER INDUSTRIES INC /NEW/
filed 1996-08-30
CIK 837173

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1
          |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended May 31, 1996
                                       or
         | | Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

                          Walter Industries, Inc.
      The registant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended May 31, 1996, as set forth in the pages attached hereto:

Item 8.   Financial Statements and Supplementary Data

      See Index to Financial Statements on page F-1.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules - See Index to Financial Statements on page F-1.

      (b)  Reports on Form 8-K - None

      (c)  Exhibits - See Index to Exhibits on page E-1

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    WALTER INDUSTRIES, INC.



      August 30, 1996                               /s/ W. H. Weldon
                                                    -----------------------
                                                    W. H. Weldon, Executive
                                                    Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      August 30, 1996                               /s/ Kenneth E. Hyatt
                                                    ---------------------------
                                                    Kenneth E. Hyatt, Chairman,
                                                    Director and Principal
                                                    Executive Officer



      August 30, 1996                               /s/ Howard L. Clark, Jr.
                                                    ---------------------------
                                                    Howard L. Clark, Jr.,
                                                    Director



      August 30, 1996                               /s/ James B. Farley
                                                    ---------------------------
                                                    James B. Farley, Director



      August 30, 1996                               /s/ Eliot M. Fried
                                                    ---------------------------
                                                    Eliot M. Fried, Director



      August 30, 1996                               /s/ Perry Golkin
                                                    ---------------------------
                                                    Perry Golkin, Director



      August 30, 1996                               /s/ James L. Johnson
                                                    ---------------------------
                                                    James L. Johnson, Director



      August 30, 1996                               /s/ Michael T. Tokarz
                                                    ---------------------------
                                                    Michael T. Tokarz, Director

      August 30, 1996                               /s/ James W. Walter
                                                    ---------------------------
                                                    James W. Walter, Director



      August 30, 1996                               /s/ William H. Weldon
                                                    ---------------------------
                                                    William H. Weldon,
                                                    Executive Vice President,
                                                    Director and Principal
                                                    Financial Officer



      August 30, 1996                               /s/ Frank A. Hult
                                                    ---------------------------
                                                    Frank A. Hult, Controller
                                                    and Principal Accounting
                                                    Officer

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


Price Waterhouse LLP

Tampa, Florida
July 12, 1996, except as to Note 16, which is as of August 28, 1996

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

                                  EXHIBIT INDEX

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1996


Exhibit Number                      Description
- --------------                      -----------

2(a)(i)     --    Amended Joint Plan of Reorganization of Walter
                  Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)

2(a)(ii)    --    Modification to the Amended Joint Plan of Reorganization of
                  Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (2)

2(a)(iii)   --    Findings of Fact, Conclusions of Law and Order Confirming
                  Amended Joint Plant of Reorganization of Walter Industries,
                  Inc. and certain of its subsidiaries, as modified (3)

3(a)        --    Restated Certificate of Incorporation of the Company (3)

3(b)        --    By-Laws of the Company (3)

10(a)       --    Stockholder's Agreement (3)

10(b)       --    Form of Common Stock Registration Rights Agreement (3)

10(c)       --    Channel One Registration Rights Agreement (7)

10(d)       --    Second Amended and Restated Veil Piercing Settlement
                  Agreement (included as Exhibit 3A to Exhibit 2(a)(i)) (1)

10(e)       --    Bank Credit Agreement (8)

10(f)       --    Director and Officer Indemnification Agreement, dated as of
                  March 3, 1995, among the Company and the Indemnitees parties thereto (5)

10(g)       --    New Alabama Power Contract (4)(5)

10(h)       --    Escrow Agreement, dated as of September 12, 1995, between
                  the Company and Harris Trust and Savings Bank, as Escrow Agent
                  (7)

10(i)       --    Walter Industries, Inc. Directors' Deferred Fee Plan (7)

10(j)       --    1995 Long-Term Incentive Stock Plan of Walter
                  Industries, Inc. (6)

10(k)       --    Agreement, dated as of August 30, 1995, between the Company and James W. Walter (7)

11          --    Statement re computation of per share earnings

21          --    Subsidiaries of the Company

23          --    Consent of Price Waterhouse LLP

27          --    Financial Data Schedule

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

(6) This Exhibit is incorporated by reference to the Registration Statement on Form S-8 (File No. 333-02095) filed by the Company with the Commission on April 1, 1996.

(7) This Exhibit is incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(8) This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 16, 1996.