Form 10-Q
period 1996-08-31
WALTER INDUSTRIES INC /NEW/
filed 1996-10-15
CIK 837173

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       or

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes   X .    No    .
                                  ---        ---

There were 54,868,335 shares of common stock of the registrant outstanding at September 30, 1996.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                  August 31,       May 31,
                                                    1996            1996
                                                 -----------    -----------
                                                       (in thousands)
ASSETS

Cash (includes short-term investments of
 $43,200,000 and $64,338,000) (Note 3)           $    64,284    $    81,881
Short-term investments, restricted (Note 3)          177,720        175,432
Instalment notes receivable (Note 4)               4,223,045      4,208,252
Less - Provision for possible losses              (   26,219)    (   26,138)
       Unearned time charges                      (2,865,058)    (2,851,961)
Trade and other receivables, less $8,145,000
 and $8,180,000 provision for possible losses        173,637        191,722
Inventories, at lower of cost (first in,
 first out or average) or market:
   Finished goods                                    113,956        124,456
   Goods in process                                   32,565         32,798
   Raw materials and supplies                         51,207         51,674
   Houses held for resale                              2,313          2,517

Prepaid expenses                                       8,802         11,937

Property, plant and equipment, at cost               905,894        888,991
 Less - Accumulated depreciation,
        depletion and amortization                (  364,411)    (  347,455)

Investments and other assets                          51,806         51,617
Deferred income taxes                                144,938        155,171
Unamortized debt expense                              27,858         29,548
Excess of purchase price over net
 assets acquired (Note 2)                            301,933        310,935
                                                 -----------    -----------
                                                 $ 3,024,270    $ 3,091,377
                                                 -----------    -----------
                                                 -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY


Bank overdrafts (Note 3)                         $    15,755    $    28,194
Accounts payable and accrued expenses                184,317        194,807
Income taxes payable                                  56,194         56,238
Long-term senior debt:
   Mortgage-backed /asset backed notes (Note 4)    1,763,717      1,791,946
   Other senior debt                                 389,950        419,350
Accrued interest                                      26,825         28,819
Accumulated postretirement health
 benefits obligation                                 253,217        247,827
Other long-term liabilities                           47,382         47,502

Stockholders' equity (Note 6):
 Common stock                                            549            549
 Capital in excess of par value                    1,159,331      1,159,332
 Retained earnings (deficit)                      (  867,641)    (  877,861)
 Excess of additional pension liability over
  unrecognized prior years service cost           (    5,326)    (    5,326)
                                                 -----------    -----------

     Total stockholders' equity                      286,913        276,694
                                                 -----------    -----------
                                                 $ 3,024,270    $ 3,091,377
                                                 -----------    -----------
                                                 -----------    -----------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  For the three months ended
                                                           August 31,
                                                   ------------------------
                                                     1996            1995
                                                   ---------      ---------
                                                     (in thousands except
                                                       per share amounts)

Sales and revenues:
  Net sales                                        $ 306,229      $ 316,107
  Time charges                                        57,590         56,355
  Miscellaneous                                        5,844          7,686
                                                   ---------      ---------
                                                     369,663        380,148
                                                   ---------      ---------

Costs and expenses:
  Cost of sales                                      234,960        249,833
  Depreciation, depletion and amortization            17,582         18,517
  Selling, general and administrative                 33,263         33,104
  Postretirement health benefits                       6,447          6,679
  Provision for possible losses                          739            938
  Interest and amortization of debt expense           46,534         54,581
  Amortization of excess of purchase price
    over net assets acquired (Note 2)                  9,002         10,225
                                                   ---------      ---------
                                                     348,527        373,877
                                                   ---------      ---------
                                                      21,136          6,271

Income tax expense:
  Current                                           (    683)      (    761)
  Deferred                                          ( 10,233)      (  5,269)
                                                   ---------      ---------

Net income                                         $  10,220      $     241
                                                   ---------      ---------
                                                   ---------      ---------

Net income per share:                              $     .19      $     -
                                                   ---------      ---------
                                                   ---------      ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                  For the three months ended
                                                           August 31,
                                                   ------------------------
                                                     1996            1995
                                                   ---------      ---------
                                                        (in thousands)

OPERATIONS
  Net income                                       $  10,220      $     241
  Charges to income not affecting cash:
    Depreciation, depletion and amortization          17,582         18,517
    Provision for deferred income taxes               10,233          5,269
    Accumulated postretirement health
     benefits obligation                               5,390          5,268
    Provision for other long-term liabilities       (    120)     (      88)
    Amortization of excess purchase price
     over net assets acquired                          9,002         10,225
    Amortization of debt expense                       1,849          1,942
                                                   ---------      ---------
                                                      54,156         41,374
  Decrease (increase) in:
    Short-term investments, restricted              (  2,288)      ( 12,827)
    Instalment notes receivable, net (Note 4)       (  1,615)        11 283
    Trade and other receivables, net                  18,085          4,194
    Inventories                                       11,404         11,832
    Prepaid expenses                                   3,135          3,053

  Increase (decrease) in:
    Bank overdrafts (Note 3)                        ( 12,439)      (  9,046)
    Accounts payable and accrued expenses           ( 10,025)      ( 25,420)
    Income taxes payable                            (     44)           377
    Accrued interest                                (  1,994)        13,594
                                                   ---------      ---------
       Cash flows from operations                     58,375         38,414
                                                   ---------      ---------

FINANCING ACTIVITIES
  Issuance of long-term debt                          20,000              -
  Retirement of long-term senior debt               ( 77,629)      ( 38,743)
  Additions to unamortized debt expense             (    159)      (    172)
  Payment of liabilities subject to
    Chapter 11 proceedings (Note 2)                 (    465)      ( 31,984)
  Fractional share payments                         (      1)          -
                                                   ---------      ---------
       Cash flows from financing activities         ( 58,254)      ( 70,899)
                                                   ---------      ---------

INVESTING ACTIVITIES
  Additions to property, plant and
   equipment, net of normal retirements             ( 17,529)      ( 12,575)
  Decrease (increase) in investments and other
    assets                                          (    189)           101
                                                   ---------      ---------
       Cash flows from investing activities         ( 17,718)      ( 12,474)
                                                   ---------      ---------

Net decrease in cash and cash equivalents           ( 17,597)      ( 44,959)
Cash and cash equivalents at beginning of period      81,881        128,007
                                                   ---------      ---------
Cash and cash equivalents at end of period
 (Note 3)                                          $  64,284      $  83,048
                                                   ---------      ---------
                                                   ---------      ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996
                                   (Unaudited)


Note 1 - Principles of Consolidation

Walter Industries, Inc.(the "Company") through its direct and indirect subsidiaries currently offers a diversified line of products and services for homebuilding, water and waste water transmission, coal mining and related degasification, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from those estimates. All significant intercompany balances have been eliminated. All of the amounts are unaudited but in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been made. The results for the three months ended August 31, 1996 and 1995 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1996. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.


Note 2 - Recent History

The Company was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed. On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or relate to the Consensual Plan.


Note 3 - Cash and Restricted Short-Term Investments

Cash includes short-term investments with original maturities of less than one year. These investments are readily convertible into cash and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as bank overdrafts.

Restricted short-term investments (i) include temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV and V ($101,368,000) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($55,589,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($20,763,000).


Note 4 - Instalment Notes Receivable

The net increase in instalment notes receivable for the three month period ended August 31, 1996 and the net decrease for the three month period ended August 31, 1995 consists of sales and resales, net of repossessions and provision for possible losses, of $44,567,000 and $36,250,000 and cash collections on account, payouts in advance of maturity and reductions in account balances (in the three months ended August 31, 1995 resulting from settlement agreements entered into with South Carolina and Texas homeowners) of $42,952,000 and $47,533,000, respectively.

Mid-State Trusts II, III, and IV are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trust III and Trust IV. Trust IV owns all of the beneficial interest in Trust II.
The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes with outstanding balances at August 31, 1996 of $475,250,000, $138,753,000, and $884,714,000, respectively. The assets of Trust II, Trust III and Trust IV, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Of the gross amount of instalment notes receivable at August 31, 1996 of $4,223,045,000 with an economic balance of $2,018,280,000, receivables owned by Trust II had a gross book value of $1,113,519,000 and an economic balance of $693,702,000, receivables owned by Trust III had a gross book value of $403,485,000 and an economic balance of $211,841,000, and receivables owned by Trust IV had a gross book value of $1,744,153,000 and an economic balance of $746,253,000. Mid-State Trust V, a business trust in which Mid-State Homes holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes, Inc. At August 31, 1996, receivables owned by Mid-State Trust V had a gross book value of $958,709,000 and an economic balance of $365,212,000, with outstanding borrowings of $265,000,000.


Note 5 - Litigation and Other Matters

VEIL PIERCING LITIGATION

On July 12, 1996, in the Celotex bankruptcy, two competing plans of reorganization were filed with the Celotex Bankruptcy Court, one by Celotex, the Asbestos Bodily Injury Claimants Committee and others (the "Bodily Injury Plan") and the other by the Asbestos Property Damage Claimants Committee (the "Property Damage Plan"). The Company filed objections to both plans, on the grounds that they did not comply fully with the Veil-Piercing Settlement. On August 23, 1996, both the Bodily Injury Plan proponents and the Property Damage Plan proponent filed amended plans. The Property Damage Plan, as amended, provided for a Section 524(g) injunction as to all claimants. The Bodily Injury Plan, as amended, provided for a Section 524(g) injunction as to all claimants but reserved the right to seek confirmation of the Bodily Injury Plan even if the asbestos property damage claimants class voted against that plan. The Company filed an objection to the Bodily Injury Plan, as amended, on the grounds that it did not comply fully with the Veil-Piercing Settlement.

On October 7, 1996, Celotex and various other parties in the Celotex bankruptcy announced to the Celotex Bankruptcy Court that an agreement had been reached between Bodily Injury Plan proponents and the Property Damage Plan proponent pursuant to which the Bodily Injury Plan proponents agreed to file with the Celotex Bankruptcy Court a Modified Joint Plan of Reorganization (the "Modified Plan") which will provide, among other things, for revised treatment of asbestos property damage claims. In accordance with the agreement the Modified Plan was filed with the Celotex Bankruptcy Court on October 8, 1996 and supersedes and replaces the Bodily Injury Plan and the Property Damage Plan. The Modified Plan contains a provision for a Section 524(g) injunction as to all asbestos claimants. The Modified Plan requires the approval of Celotex' creditors and confirmation by the Celotex Bankruptcy Court. A confirmation hearing concerning the Modified Plan is currently scheduled to commence on November 18, 1996.


Note 6 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of August 31, 1996, there were 54,868,335 shares of common stock outstanding. Pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account on September 13, 1995. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to all former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and canceled.


Note 7 - Segment Information

Information relating to the Company's business segments is set forth on the following page.

                                                  For the three months ended
                                                           August 31,
                                                   ------------------------
                                                     1996            1995
                                                   ---------      ---------
                                                        (in thousands)

Sales and Revenues:
  Homebuilding and related financing               $ 110,929     $  100,764
  Water and waste water transmission products        111,695        119,448
  Natural resources                                   74,393         89,515
  Industrial and other products                       72,365         69,559
  Corporate                                              281            862
                                                   ---------     ----------
     Consolidated sales and revenues               $ 369,663     $  380,148
                                                   ---------     ----------
                                                   ---------     ----------

Contributions to Operating Income (a):
  Homebuilding and related financing               $  19,153     $   13,884
  Water and waste water transmission products          6,958          8,817
  Natural resources                                    9,789          7,124
  Industrial and other products                        4,476          1,867
                                                   ---------     ----------
                                                      40,376         31,692
  Less-Unallocated corporate interest and
    other expense (b)                               ( 19,240)     (  25,421)
  Income tax expense                                ( 10,916)     (   6,030)
                                                   ---------     ----------
     Net income                                    $  10,220     $      241
                                                   ---------     ----------
                                                   ---------     ----------



  (a) -   Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $9,002,000 in 1996 and $10,225,000 in 1995. A breakdown by segment is as follows:

                                                  For the three months ended
                                                           August 31,
                                                   ------------------------
                                                     1996            1995
                                                   ---------      ---------
                                                        (in thousands)

    Homebuilding and related financing               $ 7,409        $ 8,125
    Water and waste water transmission products        3,079          3,079
    Natural resources                                 (  334)        (  335)
    Industrial and other products                        158            664
    Corporate                                         (1,310)        (1,308)
                                                     -------        -------
                                                     $ 9,002        $10,225
                                                     -------        -------
                                                     -------        -------


  (b) -   Excludes interest expense incurred by the Homebuilding and Related
     Financing Group of $30,605,000 in 1996 and $31,653,000 in 1995.  The
     balance of unallocated expenses consisting of unallocated interest and corporate expenses are attributable to all groups and cannot be reasonably allocated to specific groups.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations
THREE MONTHS ENDED AUGUST 31, 1996 AND 1995


Net sales and revenues for the three months ended August 31, 1996 were $10.5 million, or 2.8%, below the prior year. The lower performance resulted from a 6.3% decrease in volume, partially offset by a 3.5% increase in pricing and/or mix. The decrease in sales and revenues was due to lower sales and revenues in the Water and Waste Water Transmission Products and Natural Resources Groups, partially offset by higher sales and revenues from the Homebuilding and Related Financing and Industrial and Other Products Groups.

Water and Waste Water Transmission Products Group sales and revenues were $7.8 million, or 6.5%, below the prior year period. The decrease was the result of lower sales volumes for ductile iron pressure pipe and fittings, partially offset by higher sales prices. The order backlog at August 31, 1996 was 131,615 tons, which represents approximately three months shipments compared with 124,456 tons at August 31, 1995. Operating income of $7.0 million was $1.9 million below the prior year period. This performance was the result of the lower sales volume, partially offset by the higher sales prices and reduced raw material costs, especially scrap, a major raw material component.

Natural Resources Group sales and revenues were $15.1 million, or 16.9%, below the prior year period. The decrease resulted from lower sales volumes for coal due to reduced production levels at three of the Group's coal mines, especially at Blue Creek Mine No. 5 ("Mine No. 5"), where development of a new mining area is in progress, and reduced royalty income, partially offset by higher average selling prices for coal and methane gas and greater methane gas sales volume. A total of 1.49 million tons of coal was sold in the 1996 period versus 1.92 million tons in the 1995 period, a 22% decline. The decrease in tonnage sold was the result of lower shipments to Alabama Power Company ("Alabama Power") and certain export customers. The average price per ton of coal sold increased $1.95 from $42.49 in the 1995 period to $44.44 in 1996 due to higher prices realized in the worldwide metallurgical market and a greater percentage of the tonnage sold going to Alabama Power at above-market, contract prices. Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings. Representatives of Jim Walter Resources, the Mine Safety and Health Administration, Alabama State Mine Inspectors and the United Mine Workers of America agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. The insurers issued policies insuring various percentages of the risk. The Company entered into settlements with several insurers who, in the aggregate, have paid approximately $11.7 million, reducing the contract claims in the lawsuit to $12.7 million. The Company and Jim Walter Resources continue to pursue the litigation against the remaining carriers, and a trial is tentatively scheduled for October 21, 1996. In late November 1995, Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. Firefighting and idle plant costs associated with the November 1995 fire were not insured since spontaneous combustion heatings caused by pyritic sulfur concentrations in Jim Walter Resources' Mines No. 4 and No. 5 are now excluded from the Company's and Jim Walter Resources' insurance policies. The affected coal panels on the western side of the mine have been sealed off and development work is under way on the eastern side of Mine No. 5. Longwall production on the east side is expected to commence in the fourth quarter of fiscal 1997. While in development, the mine's costs are being capitalized. Total development costs for the three months ended August 31, 1996 were $3.2 million. Jim Walter Resources' three other operating mines remain in full production. The Group's operating income of $9.8 million exceeded the prior year period by $2.7 million. This performance was due to a $4.7 million credit from settlement of a legal claim relating to a theft of coal inventory from the Port of Mobile, Alabama (settlement was reached with one party under a confidentiality agreement, but there is still an action pending against other parties in Alabama State Court) combined with the higher selling prices for coal and methane gas and greater methane gas sales volume, partially offset by the reduced coal sales volume and lower mining productivity which resulted in higher costs per ton of coal produced ($38.87 in the 1996 period versus $34.50 in 1995).

Homebuilding and Related Financing sales and revenues were $10.2 million, or 10.1%, greater than the prior year period. The performance reflects an 11.2% increase in the average net selling price per home sold, from $41,900 in the 1995 period to $46,600 in 1996, combined with a 10.2% increase in the number of homes sold, from 925 units in 1995 to 1,019 units in 1996. The higher average net selling price reflects a greater percentage of "90% complete" homes sold in the current year period. The increase in unit sales reflects the decision by Jim Walter Homes in December 1995 to reduce its financing rate to 8.5% from 10% for its "90% complete" homes on a trial basis to generate additional unit sales. In March 1996 the lower rate was formally advertised. Jim Walter Homes' backlog at August 31, 1996 was 2,073 units compared to 1,770 units at August 31, 1995, a 17% increase. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $56.4 million in the 1995 period to $57.6 million in 1996. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $19.2 million (net of interest expense) was $5.3 million greater than the prior year period. The performance was due to the increase in the average net selling price and number of homes sold, higher time charge income and lower interest expense in the 1996 period ($30.6 million) as compared to that incurred in 1995 ($31.7 million), partially offset by slightly lower homebuilding gross profit margins due to higher lumber costs.

Industrial and Other Products Group sales and revenues were $2.8 million, or 4.0%, greater than the prior year period. Increased sales prices for furnace and foundry coke and window components combined with improved sales volumes for aluminum foil and sheet products, chemicals, resin coated sand and metal building and foundry products were partially offset by lower sales prices for aluminum foil and sheet products and reduced sales volumes of furnace and foundry coke, slag wool and window components. Operating income of $4.5 million exceeded the prior year period by $2.6 million. The improved performance resulted from a return to profitability of the window components business which absorbed losses last year stemming from a major consolidation of its manufacturing operations. In addition, improved profit margins were realized on furnace and foundry coke, resin coated sand and metal building and foundry products.

Cost of sales, exclusive of depreciation, of $235.0 million was 76.7% of net sales in the 1996 period versus $249.8 million and 79.0% in 1995. The cost of sales decrease was primarily the result of improved gross profit margins for window components, furnace and foundry coke, resin coated sand and metal building and foundry products, combined with the $4.7 million credit from the coal inventory theft settlement.

Depreciation, depletion and amortization expense of $17.6 million was $.9 million below the prior year period. The decrease primarily reflects the write-down of fixed assets at two coal mines in the Natural Resources Group in the fiscal 1996 third quarter.

Selling, general and administrative expenses of $33.3 million were 9.0% of net sales and revenues in the 1996 period versus $33.1 million and 8.7% in 1995.

Interest and amortization of debt expense was $46.5 million in the 1996 period versus $54.6 million in 1995 reflecting lower outstanding debt balances and reduced interest rates resulting from the refinancing completed January 22, 1996. The average rate of interest in the 1996 period was 8.15% as compared to 9.49% in 1995. The prime rate of interest was 8.25% in the 1996 period compared to a range of 8.75% to 9.0% in 1995.

The Company's effective tax rate in the 1996 and 1995 periods differed from the statutory tax rate due to amortization of excess of purchase price over net assets acquired (goodwill) which is not deductible for tax purposes.

The net income in the 1996 period was $10.2 million compared to net income of $241,000 in the 1995 period reflecting all of the previously mentioned factors as well as the impact of lower goodwill amortization in 1996.


Financial Condition

On March 17, 1995, the Company and its subsidiaries emerged from bankruptcy. Pursuant to the Consensual Plan, the Company has repaid substantially all of its unsecured claims and senior and subordinated indebtedness subject to the Chapter 11 reorganization proceedings. Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or relate to the Consensual Plan.

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

Since May 31, 1996, total debt has decreased $57.6 million resulting from early repayment on the Credit Facilities debt ($25.0 million), quarterly principal payments on the Credit Facilities ($4.0 million), Mid-State Trust II Mortgage-Backed Notes ($21.7 million), Mid-State Trust III Asset Backed Notes ($8.9 million) and Mid-State Trust IV Asset Backed Notes ($17.6 million) and scheduled retirements of other long-term debt ($0.4 million), partially offset by the issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement ($20.0 million).

The Credit Facilities contain a $365 million revolving credit facility which includes a sub-facility for trade and other standby letters of credit in an amount up to $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At August 31, 1996, $33.1 million of letters of credit were outstanding under this facility.

The Credit Facilities and the Mid-State Trust V Variable Funding Loan Agreement contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in full compliance with these covenants at August 31, 1996 and believes it will meet these financial tests over the remaining terms of these debt agreements.


Liquidity and Capital Resources

At August 31, 1996, cash and short-term investments, net of bank overdrafts were approximately $48.5 million. Operating cash flows for the three months ended August 31, 1996 together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments and capital expenditures.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at August 31, 1996 were not material; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1997 will approximate $81 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is contemplated that one or more permanent financings similar to the Mid-State Trusts II, III and IV financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions sufficient operating cash flow will be generated to make all required interest and principal payments and planned capital expenditures and meet substantially all operating needs and that amounts available under the Credit Facilities will be sufficient to meet peak operating needs.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     See Note 5 of Notes to Consolidated Condensed Financial Statements contained in Part I - Financial Information


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11 -   Earnings per share calculation for the three months
                         ended August 31, 1996 and 1995
          Exhibit 27 -   Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WALTER INDUSTRIES, INC.





/s/ D. M. Fjelstul                      /s/ F. A. Hult
---------------------------             --------------------------------
D. M. Fjelstul                          F. A. Hult
Senior Vice President and               Vice President and Controller
Principal Financial Officer             and Principal Accounting Officer




Date: October 15, 1996
      ----------------

                                                                      Exhibit 11

                        NET INCOME PER SHARE CALCULATION
                    (in thousands, except per share amounts)


                                      Three months ended  Three months ended
                                        August 31, 1996    August 31, 1995
                                     ------------------   -----------------
                                      Dollars    Shares   Dollars    Shares
                                     --------   -------   -------   -------
Net income                           $ 10,220             $   241
                                     --------             -------
                                     --------             -------
Primary weighted average
 shares of common stock
 outstanding                                     54,868              50,494
                                                 ------              ------
                                                 ------              ------

Fully diluted weighted
 average shares of common
 stock outstanding (a)                           54,868              50,494
                                                 ------              ------
                                                 ------              ------

Per share (primary)                              $  .19              $    -
                                                 ------              ------
                                                 ------              ------

Per share (fully diluted)                        $  .19              $    -
                                                 ------              ------
                                                 ------              ------





(a) For the three months ended August 31, 1996, does not include 2,704,000 shares subject to options because such options would have an anti-dilutive effect in such period.