Form 10-Q
period 1996-11-30
WALTER INDUSTRIES INC /NEW/
filed 1997-01-14
CIK 837173

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549


                                      FORM 10-Q


          /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 1996

                                          or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes   X .    No    .
                                  ---        ---

There were 54,868,335 shares of common stock of the registrant outstanding at December 31, 1996.

                       PART I - FINANCIAL INFORMATION
                  WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                                  November 30,      May 31,
                                                      1996            1996
                                                  ------------   ------------
                                                          (in thousands)
ASSETS

Cash (includes short-term investments of
 $42,077,000 and $64,338,000) (Note 3)            $    56,763    $    81,881
Short-term investments, restricted (Note 3)           184,809        175,432
Installment notes receivable (Note 4)               4,234,551      4,206,252
Less - Provision for possible losses               (   26,284)    (   26,138)
      Unearned time charges                        (2,875,566)    (2,851,961)
Trade and other receivables, less $8,060,000
 and $8,180,000 provision for possible losses         185,173        191,722
Inventories, at lower of cost (first in,
 first out or average) or market:
   Finished goods                                     105,945        124,456
   Goods in process                                    36,001         32,798
   Raw materials and supplies                          50,490         51,674
   Houses held for resale                               3,468          2,517

Prepaid expenses                                       10,437         11,937

Property, plant and equipment, at cost                930,351        888,991
 Less - Accumulated depreciation,
       depletion and amortization                  (  378,601)    (  347,455)

Investments and other assets                           51,799         51,617
Deferred income taxes                                 114,910        155,171
Unamortized debt expense                               26,128         29,548
Excess of purchase price over net
 assets acquired (Note 2)                             293,103        310,935
                                                  ------------   ------------
                                                  $ 3,003,477    $ 3,091,377
                                                  ------------   ------------
                                                  ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts (Note 3)                          $    21,582     $    28,194
Accounts payable and accrued expenses                 181,273     $   194,807
Income taxes payable                                   54,475          56,238
Long-term senior debt:
   Mortgage-backed /asset backed notes (Note 4)     1,762,343       1,791,946
   Other senior debt                                  357,750         419,350
Accrued interest                                       25,804          28,819
Accumulated postretirement health
 benefits obligation                                  258,634         247,827
Other long-term liabilities                            47,182          47,502

Stockholders' equity (Note 6):
 Common stock                                             549             549
 Capital in excess of par value                     1,159,327       1,159,332
 Retained earnings (deficit)                       (  860,116)     (  877,861)
 Excess of additional pension liability over
  unrecognized prior years service cost            (    5,326)     (    5,326)
                                                  ------------   ------------

     Total stockholders' equity                       294,434         276,694
                                                  ------------   ------------
                                                  $ 3,003,477     $ 3,091,377
                                                  ------------   ------------
                                                  ------------   ------------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                   For the three months ended
                                                           November 30,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
                                                       (in thousands except
                                                         per share amounts)

Sales and revenues:
  Net sales                                       $ 332,375           $ 310,527
  Time charges                                       57,353              55,566
  Miscellaneous                                       8,168              12,043
                                                  ---------           ---------
                                                    397,896             378,136
                                                  ---------           ---------

Costs and expenses:
  Cost of sales                                     264,412             249,794
  Depreciation, depletion and amortization           19,195              18,925
  Selling, general and administrative                35,847              33,492
  Postretirement health benefits                      6,425               6,843
  Provision for possible losses                         819                 722
  Interest and amortization of debt expense          45,733              54,912
  Amortization of excess of purchase price
    over net assets acquired (Note 2)                 8,830               9,744
                                                  ---------           ---------
                                                    381,261             374,432
                                                     16,635               3,704

Income tax expense:
  Current                                          (    493)           (    739)
  Deferred                                         (  8,617)           (  4,059)
                                                  ---------           ---------

Net income (loss)                                 $   7,525           $(  1,094)
                                                  ---------           ---------
                                                  ---------           ---------

Net income (loss) per share:

   Primary                                        $     .13           $(    .02)
                                                  ---------           ---------
                                                  ---------           ---------

   Fully diluted                                  $     .13           $(    .02)
                                                  ---------           ---------
                                                  ---------           ---------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                    For the six months ended
                                                           November 30,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
                                                       (in thousands except
                                                         per share amounts)

Sales and revenues:
  Net sales                                       $ 638,604           $ 626,634
  Time charges                                      114,943             111,921
  Miscellaneous                                      14,012              19,729
                                                  ---------           ---------

                                                    767,559             758,284
                                                  ---------           ---------

Costs and expenses:
  Cost of sales                                     499,372             499,627
  Depreciation, depletion and amortization           36,777              37,442
  Selling, general and administrative                69,110              66,596
  Postretirement health benefits                     12,872              13,522
  Provision for possible losses                       1,558               1,660
  Interest and amortization of debt expense          92,267             109,493
  Amortization of excess of purchase price
    over net assets acquired (Note 2)                17,832              19,969
                                                  ---------           ---------
                                                    729,788             748,309
                                                  ---------           ---------
                                                     37,771               9,975

Income tax expense:
  Current                                          (  1,176)           (  1,500)
  Deferred                                         ( 18,850)           (  9,328)
                                                  ---------           ---------

Net income (loss)                                 $  17,745           $(    853)
                                                  ---------           ---------
                                                  ---------           ---------

Net income (loss) per share:

   Primary                                        $     .32           $(    .02)
                                                  ---------           ---------
                                                  ---------           ---------

   Fully diluted                                  $     .32           $(    .02)
                                                  ---------           ---------
                                                  ---------           ---------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                    For the six months ended
                                                           November 30,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
                                                       (in thousands except
                                                         per share amounts)
OPERATIONS
  Net income (loss)                               $  17,745           $(    853)
  Charges to income not affecting cash:
    Depreciation, depletion and amortization         36,777              37,442
    Provision for deferred income taxes              18,850               9,328
    Accumulated postretirement health
     benefits obligation                             10,807              10,207
    Provision for other long-term liabilities      (    320)           (    560)
    Amortization of excess purchase price
     over net assets acquired                        17,832              19,969
    Amortization of debt expense                      3,579               3,841
                                                  ---------           ---------
                                                    105,270              79,374
  Decrease (increase) in:
    Short-term investments, restricted             (  9,377)           ( 22,124)
    Installment notes receivable, net (Note 4)     (  2,548)             13,821
    Trade and other receivables, net                  6,549              16,145
    Inventories                                      15,541            (    545)
    Prepaid expenses                                  1,500                 170
    Deferred income taxes                            21,411                 -

  Increase (decrease) in:
    Bank overdrafts (Note 3)                       (  6,612)           ( 17,356)
    Accounts payable and accrued expenses          ( 12,439)           ( 16,125)
    Income taxes payable                           (  1,763)                451
    Accrued interest                               (  3,015)           (    876)
                                                  ---------           ---------
       Cash flows from operations                   114,517              52,935
                                                  ---------           ---------

FINANCING ACTIVITIES
  Issuance of long-term debt                         62,000              65,000
   Retirement of long-term senior debt             (153,203)           ( 80,218)
  Additions to unamortized debt expense            (    159)           (    183)
  Payment of liabilities subject to
    Chapter 11 proceedings (Note 2)                (  1,095)           ( 56,429)
  Fractional share payments                        (      5)           (      2)
                                                  ---------           ---------
     Cash flows used in financing activities       ( 92,462)           ( 71,832)
                                                  ---------           ---------

INVESTING ACTIVITIES
  Additions to property, plant and
   equipment, net of normal retirements            ( 46,991)           ( 30,445)
  Decrease (increase) in investments
    and other assets                               (    182)                176
                                                  ---------           ---------
     Cash flows used in investing activities       ( 47,173)           ( 30,269)
                                                  ---------           ---------

Net decrease in cash and cash equivalents          ( 25,118)           ( 49,166)
Cash and cash equivalents at beginning of period     81,881             128,007
                                                  ---------           ---------
Cash and cash equivalents at
  end of period (Note 3)                          $  56,763           $  78,841
                                                  ---------           ---------
                                                  ---------           ---------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  NOVEMBER 30, 1996
                                     (Unaudited)


Note 1 - Principles of Consolidation

Walter Industries, Inc.(the "Company") through its direct and indirect subsidiaries currently offers a diversified line of products and services for homebuilding, water and waste water transmission, coal mining and related degasification, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from those estimates. All significant intercompany balances have been eliminated. All of the amounts are unaudited but in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been made. The results for the three and six months ended November 30, 1996 and 1995 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1996. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.


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

Restricted short-term investments (i) include temporary investment of reserve funds and collections on installment notes receivable owned by Mid-State Trusts II, III, IV and V ($99,955,000) which are available only to pay expenses of the

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


Trusts and principal and interest on indebtedness of the Trusts (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($64,525,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($20,329,000).



Note 4 - Installment Notes Receivable

The net increase in installment notes receivable for the six month period ended November 30, 1996 and the net decrease for the six month period ended November 30, 1995 consists of sales and resales, net of repossessions and provision for possible losses, of $86,860,000 and $75,616,000 and cash collections on account, payouts in advance of maturity (and reductions in account balances in the six months ended November 30, 1995 resulting from settlement agreements entered into with South Carolina and Texas homeowners) of $84,312,000 and $89,437,000, respectively.

Mid-State Trusts II, III, and IV are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trust III and Trust IV. Trust IV owns all of the beneficial interest in Trust II.
The Trusts were organized for the purpose of purchasing installment notes receivable from Mid-State with the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes with outstanding balances at November 30, 1996 of $453,500,000, $131,443,000, and $870,400,000, respectively. The assets of Trust
II, Trust III and Trust IV, including the installment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying installment notes and are non-recourse to the Company and its subsidiaries. Of the gross amount of installment notes receivable at November 30, 1996 of $4,234,551,000 with an economic balance of $2,018,660,000, receivables owned by Trust II had a gross book value of $1,062,115,000 and an economic balance of $664,397,000, receivables owned by Trust III had a gross book value of $390,344,000 and an economic balance of $206,333,000, and receivables owned by Trust IV had a gross book value of $1,700,634,000 and an economic balance of $732,533,000. Mid-State Trust V, a business trust in which Mid-State holds all the beneficial interest, was organized to hold installment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of installment notes and mortgages from Jim Walter Homes, Inc. At November 30, 1996, receivables owned by Mid-State Trust V had a gross book value of $1,078,477,000 and an economic balance of $414,192,000, with outstanding borrowings of $307,000,000.


Note 5 - Litigation and Other Matters

VEIL PIERCING LITIGATION

The Modified Plan of Reorganization (the "Modified Plan") filed October 8, 1996 by Celotex and others in its Chapter 11 proceeding was approved by a vote of the Celotex creditors, and on December 6, 1996 the Celotex Bankruptcy Court entered an Order (the "Celotex Confirmation Order") confirming the Modified Plan. The Modified Plan contains a provision for an injunction, pursuant to Section 524(g) of the Bankruptcy Code, as to all asbestos-related claimants and affording to various non-debtor third parties, including the Company, protection from current and future asbestos-related claims. Pursuant to procedures previously approved by the District Court, the Celotex Confirmation Order will be subject to review

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


by the District Court. Additionally, one party to the Celotex bankruptcy has appealed to the District Court certain aspects of the Celotex Confirmation Order. The Modified Plan sets forth various requirements for the plan to become effective, including that the Celotex Confirmation Order shall have been affirmed by the District Court and shall have become a final Order (unless waived in accordance with certain provisions of the Modified Plan). Although the Company believes that the Modified Plan will be affirmed on appeal and will be made effective, the Company cannot predict when such events will occur.

SUIT BY THE COMPANY AND JIM WALTER RESOURCES, INC.
FOR BUSINESS INTERRUPTION LOSSES

In December 1996, one of the defendant-insurers tendered to the Company $687,500, the face amount of one primary insurance policy at issue in the litigation. Settling insurance carriers have paid approximately $12.4 million to date, reducing the contract claim in the lawsuit to approximately $12 million. The Company and Jim Walter Resources, Inc. continue to pursue the litigation against the remaining carriers and a trial is tentatively scheduled for mid-1997.

LITIGATION RELATED TO CHAPTER 11 DISTRIBUTIONS TO CERTAIN
HOLDERS OF SUBORDINATED NOTES AND/OR DEBENTURES

On November 14, 1996, the District Court entered an order granting the Company's motion to dismiss and dismissing as moot all appeals in this matter. No appeal of the District Court's Order was taken and that Order is now final.

FEDERAL INCOME TAX

A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed in the Bankruptcy Court by the Internal Revenue Service for taxes, interest and penalties in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. These proofs of claim represent total adjustments to taxable income of approximately $360 million for all tax periods at issue. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. Included in the proofs of claim is an adjustment to taxable income disallowing a deduction of approximately $51 million for hedging losses incurred during fiscal year 1988. This issue was conceded by the Internal Revenue Service pursuant to a joint stipulation of parties approved by the Bankruptcy Court by an Order dated January 3, 1997. The Company believes that the balance of such proofs of claim are substantially without merit and intends to defend vigorously such claims, but there can be no assurance as to the ultimate outcome.

Note 6 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of November 30, 1996, there were 54,868,335 shares of common stock outstanding. Pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account on September 13, 1995. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to all former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and canceled.

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


Note 7 - Stock Options

Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995, options totaling 1,219,000 shares were granted to certain officers and employees to purchase shares of the Company's common stock at an option price of $12.3125 per share in July 1996.


Note 8 - Segment Information

Information relating to the Company's business segments is set forth on the following two pages.

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


                                                       Three months ended
                                                           November 30,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
                                                          (in thousands)

Sales and Revenues:
  Homebuilding and related financing               $110,284            $102,702
  Water and waste water transmission products       122,336             110,108
  Natural resources                                  91,661              97,998
  Industrial and other products                      73,275              66,827
  Corporate                                             340                 501
                                                   --------            ---------
     Consolidated sales and revenues               $397,896            $378,136
                                                   --------            ---------
                                                   --------            ---------

Contributions to Operating Income (a):
  Homebuilding and related financing               $ 19,008            $ 13,644
  Water and waste water transmission products         8,269               7,367
  Natural resources                                   4,547               5,953
  Industrial and other products                       5,396               3,062
                                                   --------            ---------
                                                     37,220              30,026
  Less-Unallocated corporate interest and
    other expense (b)                               (20,585)            (26,322)
  Income tax expense                                ( 9,110)            ( 4,798)
                                                   --------            ---------
     Net income (loss)                             $  7,525            $( 1,094)
                                                   --------            ---------
                                                   --------            ---------


  (a) -   Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $8,830,000 in 1996 and $9,744,000 in 1995. A breakdown by segment is as follows:

                                                       Three months ended
                                                           November 30,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
                                                          (in thousands)

    Homebuilding and related financing              $ 7,249             $ 7,670
    Water and waste water transmission products       3,045               3,046
    Natural resources                              (    332)             (  331)
    Industrial and other products                       161                 654
    Corporate                                        (1,293)             (1,295)
                                                   --------           ---------
                                                    $ 8,830             $ 9,744
                                                   --------           ---------
                                                   --------           ---------

  (b) -   Excludes interest expense incurred by the Homebuilding and Related
Financing Group of $29,767,000 in 1996 and $32,596,000 in 1995.  The
balance of unallocated expenses consisting of unallocated interest and corporate expenses are attributable to all groups and cannot be reasonably allocated to specific groups.

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


                                                        Six months ended
                                                           November 30,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
                                                          (in thousands)

Sales and Revenues:
  Homebuilding and related financing              $ 221,213           $ 203,466
  Water and waste water transmission products       234,031             229,556
  Natural resources                                 166,054             187,513
  Industrial and other products                     145,640             136,386
  Corporate                                             621               1,363
                                                  ---------           ---------
     Consolidated sales and revenues              $ 767,559           $ 758,284
                                                  ---------           ---------
                                                  ---------           ---------

Contributions to Operating Income (a):
  Homebuilding and related financing              $  38,161           $  27,528
  Water and waste water transmission products        15,227              16,184
  Natural resources                                  14,336              13,077
  Industrial and other products                       9,872               4,929
                                                  ---------           ---------
                                                     77,596              61,718
  Less-Unallocated corporate interest and
    other expense (b)                              ( 39,825)           ( 51,743)
  Income tax expense                               ( 20,026)           ( 10,828)
                                                  ---------           ---------
          Net income (loss)                       $  17,745           $(    853)
                                                  ---------           ---------
                                                  ---------           ---------


(a)- Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $17,832,000 in 1996 and $19,969,000 in 1995. A breakdown by segment is as follows:


                                                        Six months ended
                                                           November 30,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
                                                          (in thousands)

    Homebuilding and related financing              $14,658             $15,795
    Water and waste water transmission products       6,124               6,125
    Natural resources                                (  666)             (  666)
    Industrial and other products                       319               1,318
    Corporate                                        (2,603)             (2,603)
                                                   --------           ---------
                                                    $17,832             $19,969
                                                   --------           ---------
                                                   --------           ---------


(b)- Excludes interest expense incurred by the Homebuilding and Related Financing Group of $60,372,000 in 1996 and $64,249,000 in 1995. The
     balance of unallocated expenses consisting of unallocated interest and corporate expenses are attributable to all groups and cannot be reasonably allocated to specific groups.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


Net sales and revenues for the three months ended November 30, 1996 were $19.8 million, or 5.2%, above the prior year. The higher performance resulted from a 4.5% increase in pricing and/or mix and a .7% increase in volume. The increase in sales and revenues was due to higher sales and revenues in the Homebuilding and Related Financing, Water and Waste Water Transmission Products and Industrial and Other Products Groups, partially offset by lower sales and revenues from the Natural Resources Group.

Homebuilding and Related Financing sales and revenues were $7.6 million, or 7.4%, greater than the prior year period. The performance reflects a 14.1% increase in the average net selling price per home sold, from $40,900 in the 1995 period to $46,700 in 1996, partially offset by a 1.2% decrease in the number of homes sold, from 1,016 units in 1995 to 1,004 units in 1996. The higher average net selling price principally reflects a greater percentage of "90% complete" homes sold in the current year period and a price increase instituted effective August 17, 1996 to compensate for increased lumber costs. The decrease in unit sales was attributable to the greater percentage of "90% complete" homes sold which requires longer construction time than homes finished to lesser stages of completion, coupled with competition for sub-contractors as the nation's homebuilders accelerated their production schedules prior to the winter season. Jim Walter Homes' backlog at November 30, 1996 was 2,052 units compared to 1,589 units at November 30, 1995, a 29.1% increase. Time charge income (revenues received from Mid-State Homes' installment note portfolio) increased from $55.6 million in the 1995 period to $57.4 million in 1996. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $19.0 million (net of interest expense) was $5.4 million greater than the prior year period. The performance was due to the increase in the average net selling price, the higher time charge income and lower interest expense in the 1996 period ($29.8 million) as compared to that incurred in 1995 ($32.6 million), partially offset by the lower number of homes sold, slightly lower homebuilding gross profit margins (due primarily to higher lumber and labor costs) and higher selling, general and administrative expenses resulting from changes to the base salary and commission structure at Jim Walter Homes to reward and retain higher caliber sales people.

Water and Waste Water Transmission Products Group sales and revenues were $12.2 million, or 11.1%, above the prior year period. The increase was the result of higher sales prices and volume for ductile iron pressure pipe and higher sales prices for fittings, valves and hydrants. The order backlog at November 30, 1996 was 113,210 tons, which represents approximately three months shipments compared with 115,360 tons at November 30, 1995. Operating income of $8.3 million was $.9 million above the prior year period. This performance resulted from the previously mentioned increases in sales prices and volumes, partially offset by slightly lower gross profit margins and an increase in general and administrative expenses due to the utilization of outside consultants who are working with management to improve manufacturing processes and further reduce costs through plant modifications and better management of raw materials.

Industrial and Other Products Group sales and revenues were $6.4 million, or 9.6%, greater than the prior year period. Increased sales volumes for aluminum foil products, furnace coke, slag wool and window components combined with higher sales prices for furnace and foundry coke and window components were partially offset by lower sales prices for aluminum foil and sheet products. Operating income of $5.4 million exceeded the prior year period by $2.3 million. The improved performance resulted from profitability of the window components business which absorbed losses last year stemming from a major consolidation of its manufacturing operations and improved gross profit margins realized on furnace and foundry coke, slag wool and aluminum foil and sheet products.

Natural Resources Group sales and revenues were $6.3 million, or 6.5%, below the prior year period. The decrease resulted from reduced production levels at two of the Group's coal mines, especially at Blue Creek Mine No. 5 ("Mine No. 5"), where development of a new mining area is in progress, and a $3.7 million gain from the sale of gas royalty interests in certain mineral properties in the 1995 period, partially offset by higher average selling prices for coal and methane gas and greater methane gas sales volume. A total of 1.78 million tons of coal was sold in the 1996 period versus 2.02 million tons in the 1995 period, an 11.9% decline. The decrease in tonnage sold reflected lower shipments to certain export customers. The average price per ton of coal sold increased $2.64, from $42.42 in the 1995 period to $45.06 in 1996, due to higher prices realized in the worldwide metallurgical market and a greater percentage of the tonnage sold going to Alabama Power Company ("Alabama Power") at above-market, contract prices. Longwall production on the east side of Mine No. 5 is expected to commence in the fourth quarter of fiscal 1997. While in development, the mine's costs are being capitalized. Total development costs at Mine No. 5 for the three months ended November 30, 1996 were $8.8 million. Jim Walter Resources' three other operating mines remain in full production. The Group's operating income of $4.5 million was $1.4 million lower than the prior year period. The decrease in operating income was a result of the gain from the sale of gas royalty interests in the prior year period, reduced coal sales volumes and slightly higher costs per ton of coal produced ($39.89 in the 1996 period versus $39.52 in the 1995 period), partially offset by higher selling prices for coal and methane gas and greater methane gas sales volume.

Cost of sales, exclusive of depreciation, of $264.4 million was 79.6% of net sales in the 1996 period versus $249.8 million and 80.4% in 1995. The cost of sales percentage decrease was primarily the result of improved gross profit margins for window components, furnace and foundry coke, slag wool and aluminum foil and sheet products, partially offset by reduced profit margins on home sales, pipe and coal.

Selling, general and administrative expenses of $35.8 million were 9.0% of net sales and revenues in the 1996 period versus $33.5 million and 8.9% in 1995. The increases principally reflect higher expenses at Jim Walter Homes and U.S. Pipe previously discussed.

Interest and amortization of debt expense was $45.7 million in the 1996 period versus $54.9 million in 1995 reflecting lower outstanding debt balances and reduced interest rates resulting from the refinancing completed January 22, 1996. The average rate of interest in the 1996 period was 8.14% as compared to 9.53% in 1995. The prime rate of interest was 8.25% in the 1996 period compared to 8.75% in 1995.

The Company's effective tax rate in the 1996 and 1995 periods differed from the statutory tax rate due primarily to amortization of excess of purchase price over net assets acquired (goodwill) which is not deductible for tax purposes.

The net income in the 1996 period was $7.5 million compared to a net loss of $1.1 million in the 1995 period reflecting all of the previously mentioned factors as well as the impact of lower goodwill amortization and postretirement health benefits in 1996.





SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995


Net sales and revenues for the six months ended November 30, 1996 were $9.3 million, or 1.2%, above the prior year. The higher performance resulted from a 4.0% increase in pricing and/or mix, partially offset by a 2.8% decrease in volume. The increase in sales and revenues was due to higher sales and revenues from the Homebuilding and Related Financing, Water and Waste Water Transmission Products and Industrial and Other Products Groups, partially offset by lower sales and revenues from the Natural Resources Group.

Homebuilding and Related Financing sales and revenues were $17.7 million, or 8.7%, greater than the prior year period. The performance reflects a 12.7% increase in the average net selling price per home sold, from $41,400 in the 1995 period to $46,600 in 1996, combined with a 4.2% increase in the number of homes sold, from 1,941 units in 1995 to 2,023 units in 1996. The higher average net selling price reflects a greater percentage of "90% complete" homes sold in the current year period and a price increase instituted August 17, 1996 to compensate for higher lumber costs. The increase in unit sales reflects the decision by Jim Walter Homes in December 1995 to reduce its financing rate to 8.5% from 10% for its "90% complete" homes on a trial basis to generate additional unit sales. In March 1996 the lower rate was formally advertised. Time charge income (revenues received from Mid-State Homes' installment note portfolio) increased from $111.9 million in the 1995 period to $114.9 million in 1996. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $38.2 million (net of interest expense) was $10.6 million greater than the prior year period. The performance was due to the increase in the average net selling price and number of homes sold, the higher time charge income and lower interest expense in the 1996 period ($60.4 million) as compared to that incurred in 1995 ($64.2 million), partially offset by slightly lower homebuilding gross profit margins (due to higher lumber and labor costs) and higher selling, general and administrative expenses resulting from changes to the base salary and commission structure at Jim Walter Homes to reward and retain higher caliber sales people.

Water and Waste Water Transmission Products Group sales and revenues were $4.5 million, or 1.9%, above the prior year period. The increase was principally the result of higher sales prices, but lower sales volumes, for ductile iron pressure pipe and fittings. Operating income of $15.2 million was $1.0 million below the prior year period. This performance was the result of the lower sales volumes, lower gross profit margins, and an increase in general and administrative expenses principally due to the utilization of outside consultants previously discussed, partially offset by the higher sales prices.

Industrial and Other Products Group sales and revenues were $9.3 million, or 6.8%, greater than the prior year period. Increased sales volumes for aluminum foil and sheet products, furnace coke, slag wool, metal building and foundry products and window components coupled with improved sales prices for furnace and foundry coke and window components were partially offset by lower chemical sales volumes and lower sales prices for aluminum foil and sheet products. Operating income of $9.9 million exceeded the prior year period by $4.9 million. The improved performance resulted from a return to profitability of the window components business which absorbed losses last year stemming from a major consolidation of its manufacturing operations. In addition, improved gross profit margins were realized on furnace and foundry coke, slag wool, and metal building and foundry products.

Natural Resources Group sales and revenues were $21.5 million, or 11.4%, below the prior year period. The decrease resulted from reduced production levels, especially at Mine No. 5, where development of a new mining area is in progress, reduced coal royalty income and a $3.7 million gain from the sale of gas royalty interests in certain mineral properties in the 1995 period, partially offset by higher average selling prices for coal and methane gas and greater methane gas sales volume. A total of 3.27 million tons of coal was sold in the 1996 period versus 3.94 million tons in the 1995 period, a 17.0% decline. The decrease in tonnage sold reflected lower shipments to export customers. The average price per ton of coal sold increased $2.32, from $42.46 in the 1995 period to $44.78 in 1996, due to higher prices realized in the worldwide metallurgical market and a greater percentage of the tonnage sold going to Alabama Power at above-market, contract prices. Longwall production on the east side of Mine No. 5 is expected to commence in the fourth quarter of fiscal 1997. While in development, the mine's costs are being capitalized. Total development costs at Mine No. 5 for the six months ended November 30, 1996 were $12.0 million. Jim Walter Resources' three other operating mines remain in full production. The Group's operating income of $14.3 million exceeded the prior year period by $1.3 million. This performance was due to a $4.7 million settlement of a legal claim relating to a theft of coal inventory from the Port of Mobile, Alabama (settlement was reached with one party under a confidentiality agreement, but there is still an action pending against other parties in Alabama State Court) combined with the higher selling prices for coal and methane gas and greater methane gas sales volume, partially offset by the reduced coal sales volume and lower mining productivity which resulted in higher costs per ton of coal produced ($39.42 in the 1996 period versus $37.00 in 1995) and the $3.7 million gain (in 1995) from the sale of certain gas royalty interests.

Cost of sales, exclusive of depreciation, of $499.4 million was 78.2% of net sales in the 1996 period versus $499.6 million and 79.7% in 1995. The cost of sales decrease was primarily the result of improved gross profit margins for window components, furnace and foundry coke, slag wool, and metal building and foundry products, combined with the $4.7 million coal inventory theft settlement, partially offset by lower gross profit margins on home sales, pipe products and coal.

Depreciation, depletion and amortization expense of $36.8 million was $.7 million below the 1995 period.

Selling, general and administrative expenses of $69.1 million were 9.0% of net sales and revenues in the 1996 period versus $66.6 million and 8.8% in 1995. The increase principally reflects higher expenses at Jim Walter Homes and U.S. Pipe previously discussed.

Interest and amortization of debt expense was $92.3 million in the 1996 period versus $109.5 million in 1995 reflecting lower outstanding debt balances and reduced interest rates resulting from the refinancing completed January 22, 1996. The average rate of interest in the 1996 period was 8.14% as compared to 9.50% in 1995. The prime rate of interest was 8.25% in the 1996 period compared to a range of 8.75% to 9.0% in 1995.

The Company's effective tax rate in the 1996 and 1995 periods differed from the statutory tax rate due to amortization of excess of purchase price over net assets acquired (goodwill) which is not deductible for tax purposes.

The net income in the 1996 period was $17.7 million compared to net loss of $853,000 in the 1995 period reflecting all of the previously mentioned factors as well as the impact of lower goodwill amortization and post retirement health benefits in 1996.


Financial Condition

On March 17, 1995, the Company and its subsidiaries emerged from bankruptcy pursuant to the Consensual Plan. Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or relate to the Consensual Plan.

A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed in the Bankruptcy Court by the Internal Revenue Service for taxes, interest and penalties in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. These proofs of claim represent total adjustments to taxable income of approximately $360 million for all tax periods at issue. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. Included in the proofs of claim is an adjustment to taxable income disallowing a deduction of approximately $51 million for hedging losses incurred during fiscal year 1988. This issue was conceded by the Internal Revenue Service pursuant to a joint stipulation of parties approved by the Bankruptcy Court by an Order dated January 3, 1997. The Company believes that the balance of such proofs of claim are substantially without merit and intends to defend vigorously such claims but there can be no assurance as to the ultimate outcome.

Since May 31, 1996, total debt has decreased $91.2 million resulting from early repayment on the Revolving Credit Facility ($53.0 million), quarterly principal payments on Term Loan A and Term Loan B ($8.0 million), Mid-State Trust II Mortgage-Backed Notes ($43.5 million), Mid-State Trust III Asset Backed Notes ($16.2 million) Mid-State Trust IV Asset Backed Notes ($31.9 million)and scheduled retirements of other long-term debt ($.6 million), partially offset by the issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement ($62.0 million).

The Credit Facilities contain a $365 million revolving credit facility which includes a sub-facility for trade and other standby letters of credit in an amount up to $40 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At

November 30, 1996, $32.5 million of letters of credit were outstanding under this facility.

The Credit Facilities and the Mid-State Trust V Variable Funding Loan Agreement contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in full compliance with these covenants at November 30, 1996 and believes it will meet these financial tests over the remaining terms of these debt agreements.


Liquidity and Capital Resources

At November 30, 1996, cash and short-term investments, net of bank overdrafts were approximately $35.2 million. Operating cash flows for the six months ended November 30, 1996 together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments and capital expenditures.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at November 30, 1996 were not material; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1997 will approximate $50.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in installment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the installment notes and mortgages generated by Jim Walter Homes. It is contemplated that one or more permanent financings similar to the Mid-State Trusts II, III and IV financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions sufficient operating cash flow will be generated to make all required interest and principal payments and planned capital expenditures and meet substantially all operating needs and that amounts available under the Credit Facilities will be sufficient to meet peak operating needs.

                             PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     See Note 5 of Notes to Consolidated Condensed Financial Statements contained in Part I - Financial Information

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held September 17, 1996, the following proposal was approved:

                              Affirmative   Negative   Votes
                                 VOTES        VOTES   WITHHELD
                             ------------   --------  --------
Ratify the appointment of
Price Waterhouse LLP as
independent certified public
accountants for the fiscal
year ending May 31, 1997.      51,732,560     19,421     1,328



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11(a) -     Earnings per share calculation for the three
                              months ended November 30, 1996 and 1995
          Exhibit 11(b) -     Earnings per share calculation for the six months
                              ended November 30, 1996 and 1995
          Exhibit 27    -     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the six months ended November 30, 1996.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WALTER INDUSTRIES, INC.





 /s/ D. M. FJELSTUL                       /s/ F. A. HULT
-------------------------               ------------------------------
D. M. Fjelstul                          F. A. Hult
Senior Vice President and               Vice President and Controller
Principal Financial Officer             and Principal Accounting
Officer


Date:  JANUARY 13, 1997
       -----------------------