Form 10-Q
period 1997-02-28
WALTER INDUSTRIES INC /NEW/
filed 1997-04-11
CIK 837173

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549


                                      FORM 10-Q


             /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended February 28, 1997

                                          or

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

   There were 55,095,445 shares of common stock of the registrant outstanding at March 31, 1997.

                            PART I - FINANCIAL INFORMATION
                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                     (UNAUDITED)

                                                 February 28,     May 31,
                                                    1997           1996
                                                ------------    --------
                                                     (in thousands)

ASSETS
------

Cash (includes short-term investments of
  $29,694,000 and $64,338,000) (Note 3)           $  49,832      $  81,881
Short-term investments, restricted (Note 3)         191,113        175,432
Instalment notes receivable (Note 4)              4,250,741      4,208,252
Less - Provision for possible losses           (     26,368)  (     26,138)
  Unearned time charges                        (  2,889,693)  (  2,851,961)
Trade and other receivables, less $8,091,000
  and $8,180,000 provision for possible losses      158,741        191,722
Inventories, at lower of cost (first in,
  first out or average) or market:
  Finished goods                                    113,725        124,456
  Goods in process                                   34,009         32,798
  Raw materials and supplies                         48,919         51,674
  Houses held for resale                              3,059          2,517

Prepaid expenses                                     14,316         11,937

Property, plant and equipment, at cost              950,116        888,991
  Less - Accumulated depreciation,
    depletion and amortization                 (    393,279)  (    347,455)

Investments and other assets                         48,575         51,617
Deferred income taxes                               111,657        155,171
Unamortized debt expense                             24,442         29,548
Excess of purchase price over net
  assets acquired (Note 2)                          284,640        310,935
                                               ------------   ------------
                                               $  2,974,545   $  3,091,377
                                               ------------   ------------
                                               ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Bank overdrafts (Note 3)                          $  14,292      $  28,194
Accounts payable and accrued expenses               190,110        194,807
Income taxes payable                                 53,600         56,238
Long-term senior debt:
  Mortgage-backed /asset backed notes (Note 4)    1,756,848      1,791,946
  Other senior debt                                 331,750        419,350
Accrued interest                                     24,534         28,819
Accumulated postretirement health benefits
  obligation                                        264,117        247,827
Other long-term liabilities                          47,108         47,502

Stockholders' equity (Notes 6 and 7):
  Common stock                                          549            549
  Capital in excess of par value                  1,159,327      1,159,332
  Retained earnings (deficit)                  (    862,364)  (    877,861)
  Excess of additional pension liability over
    unrecognized prior years service cost      (      5,326)  (      5,326)
                                               ------------   ------------
      Total stockholders' equity                    292,186        276,694
                                               ------------   ------------
                                               $  2,974,545   $  3,091,377
                                               ------------   ------------
                                               ------------   ------------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                 February 28,   February 29,
                                                     1997           1996
                                                 ------------   -----------
                                                      (in thousands except
                                                        per share amount)


Sales and revenues:
  Net sales                                      $  276,912     $  262,969
  Time charges                                       57,447         56,478
  Miscellaneous                                       6,056          9,695
                                                 ----------     ----------
                                                    340,415        329,142
                                                 ----------     ----------
Costs and expenses:
  Cost of sales                                     225,250        229,386
  Depreciation, depletion and amortization           16,648         19,187
  Selling, general and administrative                37,191         34,306
  Postretirement health benefits                      6,402          6,848
  Provision for possible losses                         580            953
  Interest and amortization of debt expense          44,331         51,958
  Amortization of excess of purchase price
    over net assets acquired (Note 1)                 8,463          9,510
  Long-lived asset impairment                             -        143,265
                                                 ----------     ----------
                                                    338,865        495,413
                                                 ----------     ----------
                                                      1,550   (   166,271)

Income tax benefit(expense):
  Current                                      (       545)   (     2,450)
  Deferred                                     (     3,253)         50,562
                                              -------------  -------------
Loss before extraordinary item                 (     2,248)   (   118,159)
Extraordinary item - Loss on debt repayment
  (net of income tax benefit of $2,910,000)               -   (     5,404)
                                              -------------  -------------
Net loss                                      $(     2,248)  $(   123,563)
                                              -------------  -------------
                                              -------------  -------------

Primary net loss per share:
  Loss before extraordinary item              $(       .04)  $(      2.32)
  Extraordinary item                                      -   (       .10)
                                              -------------  -------------
  Net loss                                    $(       .04)  $(      2.42)
                                              -------------  -------------
                                              -------------  -------------

Fully diluted net loss per share:
  Loss before extraordinary item              $(       .04)  $(      2.32)
  Extraordinary item                                      -   (       .10)
                                              -------------  -------------
  Net loss                                    $(       .04)  $(      2.42)
                                              -------------  -------------
                                              -------------  -------------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                 FOR THE NINE MONTHS ENDED
                                                 --------------------------
                                                 February 28,   February 29,
                                                     1997          1996
                                                 ------------   ------------
                                                    (in thousands except
                                                      per share amount)

Sales and revenues:
  Net sales                                      $  915,516     $  889,603
  Time charges                                      172,390        168,399
  Miscellaneous                                      20,068         29,424
                                                 ----------     ----------
                                                  1,107,974      1,087,426
                                                 ----------     ----------

Costs and expenses:
  Cost of sales                                     724,622        729,013
  Depreciation, depletion and amortization           53,425         56,629
  Selling, general and administrative               106,301        100,902
  Postretirement health benefits                     19,274         20,370
  Provision for possible losses                       2,138          2,613
  Interest and amortization of debt expense         136,598        161,451
  Amortization of excess of purchase price
    over net assets acquired (Note 1)                26,295         29,479
  Long-lived asset impairment                             -        143,265
                                                 ----------     ----------
                                                  1,068,653      1,243,722
                                                 ----------     ----------
                                                     39,321   (   156,296)

Income tax benefit (expense):
  Current                                       (    1,721)   (     3,950)
  Deferred                                      (   22,103)         41,234
                                                -----------  -------------
Income (loss) before extraordinary item              15,497   (   119,012)

Extraordinary item - Loss on debt repayment (net
  of income tax benefit of $2,910,000)                    -   (     5,404)
                                                -----------  -------------
Net income (loss)                               $    15,497  $(   124,416)
                                                -----------  -------------
                                                -----------  -------------

Primary net income (loss) per share:
  Income (loss) before extraordinary item       $       .28  $(      2.34)
  Extraordinary item                                      -   (       .10)
                                                -----------  -------------
  Net income (loss)                             $       .28  $(      2.44)
                                                -----------  -------------
                                                -----------  -------------


Fully diluted net income (loss) per share:
  Income (loss) before extraordinary item       $       .28  $(      2.34)
  Extraordinary item                                      -   (       .10)
                                                -----------  -------------
  Net income (loss)                             $       .28  $(      2.44)
                                                -----------  -------------
                                                -----------  -------------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                 FOR THE NINE MONTHS ENDED
                                                 -------------------------
                                                 February 28,   February 29,
                                                     1997          1996
                                                 ------------   -----------
                                                      (in thousands)

OPERATIONS
----------
Income (loss) before extraordinary item         $    15,497   $(   119,012)
  Charges to income not affecting cash:
    Depreciation, depletion and amortization         53,425         56,629
    Provision for deferred income taxes              22,103    (    41,234)
    Accumulated postretirement health
      benefits obligation                            16,290         14,722
    Provision for other long-term liabilities   (       394)   (       811)
    Amortization of excess purchase price
      over net assets acquired                       26,295         29,479
    Amortization of debt expense                      5,265          5,551
    Long-lived asset impairment                        -           143,265
                                                -----------    -----------
                                                    138,481         88,589
Decrease (increase) in:
  Short-term investments, restricted            (    15,681)   (    29,302)
  Instalment notes receivable, net (Note 4)     (     4,527)        20,369
  Trade and other receivables, net                   32,981         33,004
  Inventories                                        11,733    (     6,087)
  Prepaid expenses                              (     2,379)   (       787)
  Deferred income taxes                              21,411           -

Increase (decrease) in:
  Bank overdrafts (Note 3)                      (    13,902)   (    17,672)
  Accounts payable and accrued expenses         (     3,487)   (    16,168)
  Income taxes payable                          (     2,638)   (       124)
  Accrued interest                              (     4,285)   (    10,520)
                                                -----------    -----------
    Cash flows from operations                      157,707         61,302
                                                -----------    -----------

FINANCING ACTIVITIES
--------------------
  Issuance of long-term debt                        110,000        625,000
  Retirement of long-term senior debt           (   232,698)   (   632,762)
  Additions to unamortized debt expense         (       159)   (     5,968)
  Extraordinary item - Loss on debt repayment          -       (     5,404)
  Charge to income not affecting cash:
    Write off of unamortized debt expense              -             3,414
  Payment of liabilities subject to
    Chapter 11 proceedings (Note 2)             (     1,210)   (    62,489)
  Fractional share payments                     (         5)   (         2)
                                                -----------    -----------
    Cash flows used in financing activities     (   124,072)   (    78,211)
                                                -----------    -----------

INVESTING ACTIVITIES
--------------------
  Additions to property, plant and
    equipment, net of normal retirements        (    68,726)   (    43,719)
  Decrease (increase) in investments and
    other assets                                      3,042    (       630)
                                                -----------    -----------
    Cash flows used in investing activities     (    65,684)   (    44,349)
                                                -----------    -----------

Net decrease in cash and cash equivalents       (    32,049)   (    61,258)
Cash and cash equivalents at beginning of period     81,881        128,007
                                                -----------    -----------
Cash and cash equivalents at end of period
   (Note 3)                                     $    49,832    $    66,749
                                                -----------    -----------
                                                -----------    -----------

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  FEBRUARY 28, 1997
                                     (Unaudited)


Note 1 - Principles of Consolidation

Walter Industries, Inc.(the "Company") through its direct and indirect subsidiaries currently offers a diversified line of products and services for homebuilding, water and waste water transmission, coal mining and related degasification, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from those estimates. All significant intercompany balances have been eliminated. All of the amounts are unaudited but in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been made. The results for the three and nine months ended February 28, 1997, and February 29, 1996 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1996. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.


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

Restricted short-term investments include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV and V ($98,841,000) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($72,784,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($19,488,000).

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


Note 4 - Instalment Notes Receivable

The net increase in instalment notes receivable for the nine month period ended February 28, 1997 and the net decrease for the nine month period ended February 29, 1996 consists of sales and resales, net of repossessions and provision for possible losses, of $129,871,000 and $111,035,000 and cash collections on account and payouts in advance of maturity (and reductions in account balances in the nine months ended February 29, 1996 resulting from settlement agreements entered into with South Carolina and Texas homeowners) of $125,344,000 and $131,404,000, respectively.

Mid-State Trusts II, III, and IV are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trust III and Trust IV. Trust IV owns all of the beneficial interest in Trust II.
The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes with outstanding balances at February 28, 1997 of $431,750,000, $124,192,000, and $855,906,000, respectively. The assets of Trust
II, Trust III and Trust IV, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Of the gross amount of instalment notes receivable at February 28, 1997 of $4,250,741,000 with an economic balance of $2,021,499,000, receivables owned by Trust II had a gross book value of $1,014,188,000 and an economic balance of $637,127,000, receivables owned by Trust III had a gross book value of $377,819,000 and an economic balance of $201,064,000, and receivables owned by Trust IV had a gross book value of $1,659,391,000 and an economic balance of $719,785,000. Mid-State Trust V, a business trust in which Mid-State holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes, Inc. At February 28, 1997, receivables owned by Mid-State Trust V had a gross book value of $1,196,479,000 and an economic balance of $462,288,000, with outstanding borrowings of $345,000,000.


Note 5 - Litigation and Other Matters

VEIL PIERCING LITIGATION

The Modified Plan of Reorganization (the "Modified Plan") filed October 8, 1996 by Celotex and others in its Chapter 11 proceeding was approved by a vote of the Celotex creditors, and on December 6, 1996 the Celotex Bankruptcy Court entered an Order (the "Celotex Confirmation Order") confirming the Modified Plan. The Modified Plan contains a provision for an injunction, pursuant to Section 524(g) of the Bankruptcy Code, as to all asbestos-related claimants and affording to various non-debtor third parties, including the Company, protection from current and future asbestos-related claims. The Modified Plan sets forth various requirements for the plan to become effective, including that the Celotex Confirmation Order shall have been affirmed by the District Court and shall have become a final Order. The Celotex Confirmation Order was affirmed by the District Court by an Order dated March 4, 1997. No appeal of such Order was taken and that Order is now final. Celotex has stated publically that it believes the Modified Plan will become effective in mid-1997.

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


SUIT BY THE COMPANY AND JIM WALTER RESOURCES, INC.
FOR BUSINESS INTERRUPTION LOSSES

In December 1996, one of the defendant-insurers tendered to the Company $687,500, the face amount of one primary insurance policy at issue in the litigation. Settling insurance carriers have paid approximately $12.4 million to date, reducing the contract claim in the lawsuit to approximately $12 million. The Company and Jim Walter Resources, Inc. continue to pursue the litigation against the remaining carriers and a trial is tentatively scheduled for late 1997.

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

Note 6 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of February 28, 1997, there were 54,868,335 shares of common stock outstanding. Pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account on September 13, 1995. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to all former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and canceled.

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

                                                    THREE MONTHS ENDED
                                               -----------------------------
                                                February 28,    February 29,
                                                     1997           1996
                                               ------------     ------------
                                                      (in thousands)
Sales and Revenues:
  Homebuilding and related financing            $   108,216    $   100,062
  Water and waste water transmission products        74,934         76,816
  Natural resources                                  86,881         84,047
  Industrial and other products                      70,113         67,711
  Corporate                                             271            506
                                                -----------    -----------
    Consolidated sales and revenues             $   340,415    $   329,142
                                                -----------    -----------
                                                -----------    -----------

Contributions to Operating Income (a):
  Homebuilding and related financing            $    20,934    $    13,759
  Water and waste water transmission products   (     3,988)   (     4,674)
  Natural resources                             (       282)   (   130,911)(b)
  Industrial and other products                       3,878    (    21,156)(b)
                                                -----------    -----------
                                                     20,542    (   142,982)

  Less-Unallocated corporate interest and
    other expense (c)                           (    18,992)   (    23,289)
  Income tax benefit (expense)                  (     3,798)        48,112
                                                -----------    -----------
    Loss before extraordinary item             $(     2,248)  $(   118,159)
                                                -----------    -----------
                                                -----------    -----------

(a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $8,463,000 in 1997 and $9,510,000 in 1996. A breakdown by segment is as follows:

                                                       THREE MONTHS ENDED
                                                  ---------------------------
                                                  February 28,   February 29,
                                                     1997           1996
                                                  ------------   ------------
                                                        (in thousands)

Homebuilding and related financing               $     6,905    $     7,434
Water and waste water transmission products            3,010          3,043
Natural resources                                (       328)   (       331)
Industrial and other products                            156            656
Corporate                                        (     1,280)   (     1,292)
                                                 -----------    -----------
                                                 $     8,463    $     9,510
                                                 -----------    -----------
                                                 -----------    -----------


(b) - Includes long-lived asset impairment charges of $120,400,000 and $22,865,000 in the Natural Resources and Industrial and Other Products Groups, respectively.

(c) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $29,088,000 in 1997 and $32,498,000 in 1996. The
       balance of unallocated expenses consisting of unallocated interest and corporate expenses are attributable to all groups and cannot be reasonably allocated to specific groups.

                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)



                                                      NINE MONTHS ENDED
                                                ----------------------------
                                                 February 28,  February 29,
                                                    1997           1996
                                                -------------  -------------
                                                       (in thousands)

Sales and Revenues:
  Homebuilding and related financing            $    329,429   $    303,528
  Water and waste water transmission products        308,965        306,372
  Natural resources                                  252,935        271,560
  Industrial and other products                      215,753        204,097
  Corporate                                              892          1,869
                                                ------------   ------------
  Consolidated sales and revenues               $  1,107,974   $  1,087,426
                                                ------------   ------------
                                                ------------   ------------

Contributions to Operating Income (a):
  Homebuilding and related financing            $     59,095   $     41,287
  Water and waste water transmission products         11,239         11,510
  Natural resources                                   14,054    (   117,834)(b)
  Industrial and other products                       13,750    (    16,227)(b)
                                                ------------   ------------
                                                      98,138    (    81,264)

Less-unallocated corporate interest and
  other expense (c)                              (    58,817)   (    75,032)
Income tax expense                               (    23,824)        37,284
                                                ------------   ------------
Income (loss) before extraordinary item         $     15,497   $(   119,012)
                                                ------------   ------------
                                                ------------   ------------


(a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $26,295,000 in 1997 and $29,479,000 in 1996. A breakdown by segment is as follows:


                                                      NINE MONTHS ENDED
                                                ----------------------------
                                                 February 28,   February 29,
                                                     1997          1996
                                                -------------   ------------
                                                       (in thousands)

Homebuilding and related financing              $     21,563   $     23,229
Water and waste water transmission products            9,134          9,168
Natural resources                                 (      994)    (      997)
Industrial and other products                            475          1,974
Corporate                                         (    3,883)    (    3,895)
                                                ------------   ------------
                                                $     26,295   $     29,479
                                                ------------   ------------
                                                ------------   ------------


(b) - Includes long-lived asset impairment charges of $120,400,000 and $22,865,000 in the Natural Resources and Industrial and Other Products Groups, respectively.

(c) - Excludes interest expense incurred by the Homebuilding and Related Financing Group of $89,460,000 in 1997 and $96,747,000 in 1996. The
       balance of unallocated expenses consisting of unallocated interest and corporate expenses are attributable to all groups and cannot be reasonably allocated to specific groups.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


Net sales and revenues for the three months ended February 28, 1997 were $11.3 million, or 3.4%, above the prior year. The higher performance resulted from a 2.7% increase in pricing and/or mix and a .7% increase in volume. The increase in sales and revenues was due to higher sales and revenues in the Homebuilding and Related Financing, Natural Resources and Industrial and Other Products Groups, partially offset by lower sales and revenues from the Water and Waste Water Transmission Products Group.

Homebuilding and Related Financing sales and revenues were $8.2 million, or 8.1%, greater than the prior year period. The performance reflects a 12.6% increase in the average net selling price per home sold, from $42,800 in the 1996 period to $48,200 in 1997, and a 5.2% increase in the number of homes sold, from 889 units in 1996 to 935 units in 1997. The higher average net selling price principally reflects a greater percentage of "90% complete" homes sold in the current year period and a price increase instituted effective August 17, 1996 to compensate for increased lumber costs. The increase in unit sales reflects the decision by Jim Walter Homes in December 1995 to reduce its financing rate to 8.5% from 10.0% for its "90% complete" homes on a trial basis. In March 1996 the lower rate was formally advertised. Jim Walter Homes extended the 8.5% financing rate to the remainder of its product line ("shell" and homes sold at various "in between" stages of interior finishing which currently accounts for 12% of unit sales) in March 1997. Jim Walter Homes' backlog at February 28, 1997 was 1,786 units compared to 1,700 units at February 29, 1996, a 5.1% increase. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $56.5 million in the 1996 period to $57.4 million in 1997. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $20.9 million (net of interest expense) was $7.2 million greater than the prior year period. This performance reflects the increase in the average net selling price and number of homes sold, improved homebuilding gross profit, the higher time charge income and lower interest expense in the 1997 period ($29.1 million) as compared to that incurred in 1996 ($32.5 million), partially offset by higher selling, general and administrative expenses principally resulting from changes to the base salary and commission structure at Jim Walter Homes to reward and retain higher caliber sales people.

Natural Resources Group sales and revenues were $2.8 million, or 3.4%, above the prior year period reflecting increased sales volumes and prices for coal and methane gas, partially offset by lower coal and timber royalty income and a $3.5 million gain from the sale of excess real estate in the 1996 period. A total of
1.72 million tons of coal was sold in the 1997 period versus 1.70 million tons in the 1996 period, an 1.2% increase. The increase in tonnage sold reflects higher shipments to Alabama Power Company ("Alabama Power") and to certain export customers. The average price per ton of coal sold increased $1.50, from $43.15 in the 1996 period to $44.65 in 1997, due to higher prices realized in the worldwide metallurgical market. The Group incurred an operating loss in the 1997 period of $.3 million as compared to a $130.9 million operating loss in the prior period. The 1997 period performance includes a $6.2 million charge ($4.6 million included in cost of sales and $1.6 million in selling, general and administrative expenses) relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program. Annualized savings from the program approximate $4.5 million.

Results for the prior year period included a $120.4 million write down of fixed assets at two coal mines to estimated fair market values in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FASB 121"), and firefighting and idle plant costs of $14 million principally associated with the fire at Mine No. 5 in late November 1995. Production costs for the 1997 period were $36.46 per ton compared with $38.91 for the prior year period. Longwall production at Blue Creek Mine No. 5 ("Mine No. 5") is expected to commence in the fiscal 1997 fourth quarter. While in development, the mine's costs are being capitalized. Total development costs at Mine No. 5 for the three months ended February 28, 1997 were $9.9 million. Jim Walter Resources' three other operating mines remain in full production.

Industrial and Other Products Group sales and revenues were $2.4 million, or 3.5%, greater than the prior year period. Increased sales volumes for aluminum foil products, furnace coke, slag wool, metal building and foundry products and window components combined with higher sales prices for furnace and foundry coke, metal building and foundry products and window components were partially offset by lower sales prices for aluminum foil and sheet products and lower sales volumes for foundry coke, aluminum sheet products and chemicals. The Group's operating income in the 1997 period was $3.9 million as compared to a $21.2 million loss in the prior period. The improved performance resulted from the overall increase in sales and improved gross profit margins realized on furnace and foundry coke, slag wool, aluminum foil and sheet products, window components and metal building and foundry products. In addition, results in the 1996 period were adversely impacted by a $22.9 million FASB 121 write off of goodwill substantially all of which was at JW Window Components.

Water and Waste Water Transmission Products Group sales and revenues were $1.9 million, or 2.5%, below the prior year period. The decrease was the result of lower selling prices and sales volumes for ductile iron pressure pipe, partially offset by higher selling prices and sales volumes for valves and hydrants and higher selling prices for fittings. The order backlog at February 28, 1997 was 116,179 tons, which represents approximately three months shipments compared with 126,893 tons at February 29, 1996. The Group incurred a $4.0 million loss in the 1997 period compared to a $4.7 million loss in the prior year period. This improvement over the prior year period was principally due to the increase in valves and hydrants sales lower raw material costs, especially scrap iron which is a major raw material component, and lower selling, general and administrative expenses.

Cost of sales, exclusive of depreciation, of $225.2 million was 81.3% of net sales in the 1997 period versus $229.4 million and 87.2% in 1996. The cost of sales percentage decrease was primarily the result of improved gross profit margins on homes sales, window components, furnace and foundry coke, slag wool, coal, aluminum foil and sheet products and metal building and foundry products.

Selling, general and administrative expenses of $37.2 million were 10.9% of net sales and revenues in the 1997 period versus $34.3 million and 10.4% in 1996. The increases principally reflect higher expenses at Jim Walter Homes and Jim Walter Resources previously discussed.

Interest and amortization of debt expense was $44.3 million in the 1997 period versus $52.0 million in 1996 reflecting lower outstanding debt balances and reduced interest rates. The average rate of interest in the 1997 period was 8.02% as compared to 8.95% in 1996. The prime rate of interest was 8.25% in the 1997 period compared to a range of 8.25% to 8.75% in 1996.

The Company's effective tax rate in the 1997 and 1996 periods differed from the statutory tax rate due primarily to amortization of excess of purchase price over net assets acquired (goodwill) and the FASB 121 write off of goodwill of $22.9 million (in the 1996 period) which are not deductible for tax purposes.

The net loss in the 1997 period was $2.2 million compared to a net loss of $123.6 million in the 1996 period reflecting all of the previously mentioned factors as well as the impact of lower goodwill amortization and postretirement health benefits in 1997. The 1996 period also included an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write off of deferred financing costs resulting from the refinancing completed January 22, 1996.



NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

Net sales and revenues for the nine months ended February 28, 1997 were $20.5 million, or 1.9%, above the prior year. The higher performance resulted from a 3.6% increase in pricing and/or mix, partially offset by a 1.7% decrease in volume. The increase in sales and revenues was due to higher sales and revenues from the Homebuilding and Related Financing, Water and Waste Water Transmission Products and Industrial and Other Products Groups, partially offset by lower sales and revenues from the Natural Resources Group.

Homebuilding and Related Financing sales and revenues were $25.9 million, or 8.5%, greater than the prior year period. The performance reflects a 12.7% increase in the average net selling price per home sold, from $41,800 in the 1996 period to $47,100 in 1997, combined with a 4.5% increase in the number of homes sold, from 2,830 units in 1996 to 2,958 units in 1997. The higher average net selling price reflects a greater percentage of "90% complete" homes sold in the current year period and a price increase instituted August 17, 1996 to compensate for higher lumber costs. The increase in unit sales reflects the decision by Jim Walter Homes in December 1995 to reduce its financing rate to 8.5% from 10% for its "90% complete" homes on a trial basis to generate additional unit sales. In March 1996 the lower rate was formally advertised. Jim Walter Homes extended the 8.5% financing rate to the remainder of its product line ("shell" and homes sold at various "in between" stages of interior finishing which currently accounts for 12% of unit sales) in March 1997. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $168.4 million in the 1996 period to $172.4 million in 1997. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $59.1 million (net of interest expense) was $17.8 million greater than the prior year period. The performance was due to the increase in the average net selling price and number of homes sold, the higher time charge income and lower interest expense in the 1997 period ($89.5 million) as compared to that incurred in 1996 ($96.7 million), partially offset by slightly lower homebuilding gross profit margins (due to higher lumber and labor costs) and higher selling, general and administrative expenses principally resulting from changes to the base salary and commission structure at Jim Walter Homes to reward and retain higher caliber sales people.

Water and Waste Water Transmission Products Group sales and revenues were $2.6 million, or .8%, above the prior year period. The increase was principally the result of higher sales prices and volumes for valves and hydrants and higher sales prices, but lower sales volumes for ductile iron pressure pipe and fittings. Operating income of $11.2 million was $.3 million below the prior year period. This performance was principally the result of slightly lower gross profit margins and an increase in general and administrative expenses principally due to the utilization of outside consultants who are working with management to improve manufacturing processes and further reduce costs through plant modifications and better management of raw materials.

Industrial and Other Products Group sales and revenues were $11.7 million, or 5.7%, greater than the prior year period. Increased sales volumes for aluminum foil products, furnace coke, slag wool, metal building products and window components coupled with improved sales prices for furnace and foundry coke and window components were partially offset by lower sales volumes for chemicals, foundry coke and aluminum sheet products and lower sales prices for aluminum foil and sheet products. The Group's operating income in the 1997 period was $13.7 million compared to an operating loss of $16.2 million in the prior year period. The improved performance was the result of the overall sales increase and higher gross profit margins realized on furnace and foundry coke, slag wool, aluminum sheet and foil products, window components and metal building and foundry products. In addition, results in the 1996 period were adversely impacted by a $22.9 million FASB 121 write off of goodwill substantially all of which was at JW Window Components.

Natural Resources Group sales and revenues were $18.6 million, or 6.9%, below the prior year period. The decrease resulted from lower coal shipments, reduced coal and timber royalty income, a $3.7 million gain in the 1996 period from the sale of gas royalty interests in certain mineral properties and lower gains realized from the sales of excess real estate in the 1997 period ($2.5 million) versus last year ($5.8 million), partially offset by higher average selling prices for coal and methane gas and greater methane gas sales volume. A total of
5.0 million tons of coal was sold in the 1997 period versus 5.64 million tons in the 1996 period, an 11.3% decline. The decrease in tonnage sold reflected lower shipments to export customers due to reduced production levels, especially at Mine No. 5 where development of a new mining area is in progress. The average price per ton of coal sold increased $2.07, from $42.66 in the 1996 period to $44.73 in 1997, due to higher prices realized in the worldwide metallurgical market and a greater percentage of the tonnage sold going to Alabama Power at above-market, contract prices. Operating income in the 1997 period was $14.1 million compared to an operating loss of $117.8 million in 1996. The 1997 period performance includes a $4.7 million settlement of a legal claim related to a theft of coal inventory from the Port of Mobile, Alabama (settlement was reached with two parties under a confidentiality agreements, one which was subsequent to February 28, 1997) and a $6.2 million charge relating to the reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program, previously mentioned. Results for the prior year period included a $120.4 million FASB 121 write down of fixed assets to estimated fair market values at two coal mines and firefighting and idle plant costs of $16.0 million principally associated with the fire at Mine No. 5. Production costs in the 1997 period were $38.35 per ton compared with $37.64 in the prior year period. Longwall production at Mine No. 5 is expected to commence in the fiscal 1997 fourth quarter. While in development, the mine's costs are being capitalized. Total development costs at Mine No. 5 for the nine months ended February 28, 1997 were $21.9 million, Jim Walter Resources' three other operating mines remain in full production.

Cost of sales, exclusive of depreciation, of $724.6 million was 79.1% of net sales in the 1997 period versus $729.0 million and 81.9% in 1996. The cost of sales percentage decrease was primarily the result of improved gross profit margins for furnace and foundry coke, slag wool, aluminum sheet and foil products, window components and metal building and foundry products combined with firefighting and idle plant costs principally associated with the fire at Mine No. 5 in the prior year period, partially offset by lower gross profit margins on home sales and pipe products.

Selling, general and administrative expenses of $106.3 million were 9.6% of net sales and revenues in the 1997 period versus $100.9 million and 9.3% in 1996. The increase principally reflects higher expenses at Jim Walter Homes, U.S. Pipe and Jim Walter Resources previously discussed.

Interest and amortization of debt expense was $136.6 million in the 1997 period versus $161.5 million in 1996 reflecting lower outstanding debt balances and reduced interest rates principally resulting from the refinancing completed January 22, 1996. The average rate of interest in the 1997 period was 8.10% as compared to 9.31% in 1996. The prime rate of interest was 8.25% in the 1997 period compared to a range of 8.25% to 9.0% in 1996.

The Company's effective tax rate in the 1997 and 1996 periods differed from the statutory tax rate due to amortization of goodwill and the FASB 121 write off of goodwill of $22.9 million (in the 1996 period) which are not deductible for tax purposes.


The net income in the 1997 period was $15.5 million compared to net loss of $124.4 million in the 1996 period reflecting all of the previously mentioned factors as well as the impact of lower goodwill amortization and postretirement health benefits in 1997. The 1996 period also included an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write off of deferred financing costs resulting from the refinancing completed January 22, 1996.

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

Since May 31, 1996, total debt has decreased $122.7 million resulting from early repayment on the Revolving Credit Facility ($75.0 million), quarterly principal payments on Term Loan A and Term Loan B ($12.0 million), Mid-State Trust II Mortgage-Backed Notes ($65.2 million), Mid-State Trust III Asset Backed Notes ($23.5 million) Mid-State Trust IV Asset Backed Notes ($46.4 million)and scheduled retirements of other long-term debt ($.6 million), partially offset by the issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement ($100.0 million).

The Credit Facilities contain a $365 million revolving credit facility which includes a sub-facility for trade and other standby letters of credit in an amount up to $50 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At February 28, 1997, $32.7 million of letters of credit were outstanding under this facility.

The Credit Facilities and the Mid-State Trust V Variable Funding Loan Agreement contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in full compliance with these covenants at February 28, 1997 and believes it will meet these financial tests over the remaining terms of these debt agreements.

Liquidity and Capital Resources

At February 28, 1997, cash and short-term investments, net of bank overdrafts were approximately $35.5 million. Operating cash flows for the nine months ended February 28, 1997 together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments and capital expenditures.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at February 28, 1997 were not material; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1997 will approximate $30.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. On March 20, 1997, Mid-State Trust VI, a business trust organized by Mid-State, filed a Registration Statement (which is subject to completion or amendment) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to the offering of asset backed notes. The Company anticipates that the offering when completed will approximate $425 million. The net proceeds from the sale of the asset backed notes will be used by Mid-State Trust VI to purchase instalment notes receivable (the "Accounts") from Mid-State Homes, which in turn will apply a portion of such funds to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement in exchange for the transfer of the Accounts from Mid-State Trust V. The remainder of such funds will be utilized for general corporate purposes. It is contemplated that similar permanent financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions sufficient operating cash flow will be generated to make all required interest and principal payments and planned capital expenditures and meet substantially all operating needs and that amounts available under the Credit Facilities will be sufficient to meet peak operating needs.

                             PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

       See Note 5 of Notes to Consolidated Condensed Financial Statements contained in Part I - Financial Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 - Net income(loss) per share calculations for the three months and nine months ended February 28, 1997 and February 29, 1996

          Exhibit 27 - Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the nine months ended February 28, 1997.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WALTER INDUSTRIES, INC.


/s/ D. M. Fjelstul                      /s/ F. A. Hult
------------------                      --------------
D. M. Fjelstul                          F. A. Hult
Senior Vice President and               Vice President, Controller and
Principal Financial Officer             Principal Accounting Officer


Date: April 11, 1997
     ---------------