Form 10-K405
period 1997-05-31
WALTER INDUSTRIES INC /NEW/
filed 1997-08-27
CIK 837173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

       --X-- Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                     For the fiscal year ended May 31, 1997
                                       OR
   -- -- Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                        COMMISSION FILE NUMBER 000-20537

                            WALTER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3429953
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

        1500 NORTH DALE MABRY HIGHWAY                              33607
               TAMPA, FLORIDA                                   (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (813) 871-4811

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01

                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No -- --

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. --X--

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on July 25, 1997 as reported by NASDAQ National Market System, was approximately $359.7 million.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes --X-- No -- --.

    Number of shares of common stock outstanding as of July 25,
1997:    55,053,722

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company to be held September 16, 1997 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

    (a) Introduction

    Walter Industries, Inc. (the "Company", or "Walter Industries") was organized in August 1987 by a group of investors led by Kohlberg Kravis Roberts & Co., LP ("KKR") for the purpose of acquiring Jim Walter Corporation, a Florida corporation ("Original Jim Walter"), pursuant to a leveraged buyout (the "LBO"). Following its organization, the Company organized and acquired all of the outstanding shares of capital stock of a group of direct and indirect wholly owned subsidiaries, including Hillsborough Acquisition Corporation ("HAC"). On September 18, 1987, HAC acquired approximately 95% of the outstanding shares of common stock of Original Jim Walter pursuant to a cash tender offer (the "Tender Offer"). On January 7, 1988, (i) Original Jim Walter merged (the "Merger") into HAC (which changed its name to Jim Walter Corporation), (ii) HAC distributed substantially all of its assets (principally excluding the stock of The Celotex Corporation ("Celotex") and several other subsidiaries of Original Jim Walter) to a parent corporation of HAC (which was merged into the Company on April 1, 1991) in redemption of all of the shares of capital stock of HAC owned by such parent corporation, (iii) HAC merged into its other stockholder, another indirect wholly owned subsidiary of the Company, and (iv) the surviving corporation of such merger changed its name to Jim Walter Corporation (hereinafter referred to as "J-II" or "Jim Walter Corporation").

    Following the Merger and prior to the commencement of the Chapter 11 Cases (as defined below), the Company undertook a program of corporate reorganizations and asset dispositions, which were contemplated by all of the debt agreements entered into in connection with the Tender Offer and the Merger. Pursuant to this program, the Company restructured and/or disposed of certain of the businesses of Original Jim Walter, including the disposition in April 1988 of all of the stock of the parent corporation of J-II.

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

    On December 27, 1989, the Company and 31 of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code with the Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"); one additional subsidiary also filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court on December 3, 1990 (all such voluntary petitions for reorganization hereinafter referred to as the "Chapter 11 Cases"). Two other subsidiaries, Cardem Insurance Co., Ltd. ("Cardem Insurance") and Jefferson Warrior Railroad Company, Inc. did not file petitions for reorganization under Chapter 11. The filing of the voluntary petitions resulted from a sequence of events stemming primarily from an inability of the Company's interest reset advisors to reset interest rates on approximately $624 million of outstanding indebtedness, which indebtedness by its terms required that the interest rates thereon be reset to the rate per annum such indebtedness should bear in order to have a bid value of 101% of the principal amount thereof as of December 2, 1989. The reset advisors' inability to reset the interest rates was primarily attributable to two factors: (i) uncertainties arising from the then-pending Veil Piercing Litigation, including the possibility either that such litigation would lead to the prohibition of further asset sales and debt repayment or that substantial new asbestos-related claims might become assertible against the Company, which uncertainties materially hindered the ability of the Company and its subsidiaries to pursue a refinancing or sell assets to reduce debt, and (ii) general turmoil in the high yield bond markets at such time, both of which depressed the bid value of such indebtedness.

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

    On March 17, 1995 (the "Effective Date"), the Company and its subsidiaries emerged from bankruptcy pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994 as modified on March 1, 1995 (as so modified the "Consensual Plan"). At that time, pursuant to the Consensual Plan 50,494,313 shares of common stock were issued to certain former creditors and stockholders of the Company and its subsidiaries and $490,000,000 aggregate principal amount of the Company's 12.19% Series B Senior Notes Due 2000 (the "Senior Notes") were issued to certain former creditors of the Company and its subsidiaries. The Senior Notes were redeemed in full in January 1996. The plan of reorganization originally proposed by certain creditors and committees (the "Creditors Plan") provided that subordinated bondholders could elect to receive "Qualified Securities" (cash and/or Senior Notes) in lieu of Common Stock of the Company. The Plan of Reorganization confirmed by the Bankruptcy Court which technically constituted a modification of the Creditors Plan kept in place the bondholders election. Certain subordinated bondholders, however, were unable to provide documentation evidencing their right to receive Qualified Securities within the two year time frame prescribed by the Plan of Reorganization. As a result, approximately 212,000 additional shares of Common Stock were issued in lieu of Qualified Securities in fiscal 1997.

    Also pursuant to the Consensual Plan (i) the Veil Piercing Claims, the Veil Piercing Litigation and the Adversary Proceeding, among other things, were settled after a ruling by the Bankruptcy Court (which was affirmed on appeal by the United States District Court for the Middle District of Florida) finding in favor of the Company on every claim asserted in the Adversary Proceeding and
(ii) the Fraudulent Conveyance Lawsuit was settled. This settlement of the Veil Piercing Litigation (the "Veil Piercing Settlement") was entered into among the Company, certain of its creditors, Celotex, Jim Walter Corporation and representatives of the Asbestos Claimants and provided for the dismissal of all the Veil Piercing Claims and the release of the Company, KKR, any and all of their present and former parents, subsidiaries, stockholders, partners, officers, directors and employees and certain other parties (collectively, the "Released Parties") from all liabilities relating to the LBO or associated with asbestos-related liabilities of Celotex or Jim Walter Corporation. The Veil Piercing Settlement is embodied in the Consensual Plan. The Veil Piercing Settlement, among other things, required Celotex, and certain other parties to the Celotex bankruptcy proceedings, to propose and use their respective best efforts to obtain confirmation of a plan of reorganization for Celotex that included an injunction pursuant to Section 524(g) of the Bankruptcy Code ("Section 524(g)") or other similar injunctive relief providing the same protection as a Section 524(g) injunction acceptable to each of the Released Parties. Such injunctive relief provides the Company with additional assurance that Veil Piercing Claims cannot be asserted in the future against the Company.

    On October 7, 1996, Celotex and various other parties in the Celotex bankruptcy announced to the Celotex Bankruptcy Court that an agreement had been reached between Asbestos Bodily Injury Claimants Committee and others (the "Bodily Injury Plan") and the Asbestos Property Damage Claimants Committee (the "Property Damage Plan") pursuant to which the Bodily Injury Plan proponents agreed to file with the Celotex Bankruptcy Court a Modified Joint Plan of Reorganization (the "Modified Plan") which would provide, among other things, for revised treatment of asbestos property damage claims. In accordance with the agreement the Modified Plan was filed with the Celotex Bankruptcy Court on October 8, 1996 and superseded and replaced the Bodily Injury Plan and the Property Damage Plan. The Modified Plan provides for a Section 524(g) injunction as to all asbestos claimants.

    The Modified Plan was approved by a vote of the Celotex creditors, and on December 6, 1996 the Celotex Bankruptcy court entered an order confirming the Modified Plan. The Modified Plan became effective as of May 30, 1997. See Note 12 to Consolidated Financial Statements--Litigation--Veil Piercing Suits on pages F-19 and F-20 included herein.

(b) Industry Segments

    The Company's industry segment information for the last three fiscal years is included in Note 15 to Consolidated Financial Statements, on pages F-26 through F-28 included herein.

(c) Narrative Description of Business and Properties

GENERAL

    The Company, through its direct and indirect subsidiaries, currently offers a diversified line of products and services for homebuilding, water and waste water transmission, coal mining and related degasification, residential and non-residential construction and industrial markets. The operations of the Company are carried out by its operating subsidiaries, the business and properties of which are described below.

JIM WALTER HOMES

    Jim Walter Homes, Inc. ("Jim Walter Homes") headquartered in the Walter Industries building in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the Southern United States where the weather permits year-round construction and provides mortgage financing on such homes. Jim Walter Homes has concentrated on the low to moderately priced segment of the housing market. Over 325,000 homes have been completed by Jim Walter Homes and its predecessor since 1946.

    Jim Walter Homes' products consist of more than 30 models of conventionally built homes, built of wood on concrete foundations or wood pilings, and ranging in size from approximately 640 to 2,200 square feet. Each home is completely finished on the outside and is unfinished on the inside except for rough floors, ceiling joists, partition studding and closet framing. The buyer may elect to purchase optional interior components, including installation thereof, such as plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. A buyer selecting all options receives a home considered to be "90% complete", excluding landscaping and utility connections. Shell homes are those which are completely finished on the outside with the inside containing only rough floors, ceiling joists, partition studding and closet framing, but not interior wallboard, floor finishing, plumbing, electrical wiring and fixtures, doors and cabinetry. The remaining units are sold at varying "in-between" stages of interior finishing. Jim Walter Homes builds all of its homes "on site" and only after a building contract has been entered into and Jim Walter Homes is satisfied that the customer has clear title to the land and the site is suitable for building. The following chart shows the unit sales volume of Jim Walter Homes and the percent of homes sold in the three stages of completion for fiscal years ended May 31, 1997, 1996 and 1995.

                                                                                       PERCENT OF UNIT SALES
                                                                 ------------------------------------------------------------------
FISCAL YEAR ENDED MAY 31,                                         UNITS BUILT      SHELL       VARIOUS STAGES       90% COMPLETE
---------------------------------------------------------------  -------------     -----     -------------------  -----------------
  1997.........................................................        3,900            10%               1%                 89%
  1996.........................................................        3,760            18                4                  78
  1995.........................................................        4,126            25                9                  66

    During the fiscal years 1997, 1996 and 1995 the average net sales price of a home was $47,500, $42,300 and $40,200 respectively.

    Jim Walter Homes backlog as of May 31, 1997 was 1,972 units compared to 1,957 units at May 31, 1996. The average time to construct a home ranges from four to twelve weeks.

    At fiscal 1997 year end, Jim Walter Homes operated 110 branch offices located in 19 states (Alabama, Arizona, Arkansas, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and West Virginia). In addition, Jim Walter Homes serves five adjoining states (Delaware, Illinois, Kansas, Maryland and Pennsylvania). Accordingly, these operations are not subject to significant concentrations of credit risks. Of such branch offices, approximately 79% are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" which are designed to allow customers to view actual models completed to the various stages of interior finishing available. Jim Walter Homes does not own or acquire land for purposes of its operations and is not a land developer. The actual construction of all homes sold by Jim Walter Homes is done by local building contractors with their own crews, pursuant to subcontracts executed in connection with each home, and inspected by Jim Walter Homes' supervisory personnel. Jim Walter Homes maintains 32 regional warehouses near each of its district offices from which a portion of the necessary building materials may be obtained; the balance of building materials is purchased locally.

    Approximately 96% of the homes Jim Walter Homes sells are purchased with financing it arranges. Jim Walter Homes offers qualified customers a fixed interest rate mortgage without requiring a down payment and does not charge add-ons such as closing costs, points, credit service fees or private mortgage insurance.

    Jim Walter Homes offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home and currently carry an 8.5% "annual percentage rate". In December 1995, Jim Walter Homes reduced its financing rate from 10% to 8.5% for its "90% complete" homes on a trial basis and in March 1996 began formally advertising the lower rate. Jim Walter Homes extended the 8.5% financing rate to the remainder of its product line ("shell" and homes sold at various "in between" stages of interior finishing) in the fourth quarter of fiscal 1997. The 10% "annual percentage rate" had been in effect since 1979.

    To qualify for financing, a potential customer must provide information concerning his or her monthly income and employment history as well as a legal description of and evidence that the customer owns the land on which the home is to be built. A customer's income and employment usually are verified through telephone conversations with the customer's employer and by examining his or her pay stubs, W2 forms or, if the customer is self-employed, income tax returns. An applicant must have a minimum of one year's continuous employment or, if there has been a change in employment, the new job must be in the same field of work. Only a small percentage of secondary income (second jobs or part-time work) is utilized in qualifying applicants. Ownership of the land is verified by examining the title record. In addition, Jim Walter Homes' credit department obtains a credit report. Jim Walter Homes does not use a point or grade credit scoring system. Particular attention is paid to the credit information for the most recent three to five years. Attention is also given to the customer's total indebtedness and total other monthly payments on a judgmental basis by the credit department. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sale contract is executed, a title report is ordered and frequently a survey of the property is made. Surveys are performed by independent registered surveyors when, in the opinion of Jim Walter Homes, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments. Jim Walter Homes does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and the land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated solely on the basis of Jim Walter Homes' mortgage servicing division employees' experience and knowledge, be at least equal to 10% of the cash selling price of the home.

    The building and instalment sale contract is subject to (i) except in the State of Texas, executing a promissory note which is secured by a first lien on the land and the home to be built, (ii) executing a mortgage, deed of trust, mechanic's lien contract or other security instrument, (iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgages, deeds of trust and similar security instruments constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

    Prior to occupancy of the new home, the buyer must complete the utility hook-ups and any of the other components not purchased from Jim Walter Homes, arrange for the final building inspection and, if required, obtain a certificate of occupancy. The costs to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs could range from $2,000-$3,000 to $30,000-$40,000.

    Upon completion of construction of a new home to the agreed-upon percentage of completion, Jim Walter Homes sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc. ("Mid-State Homes"), an indirect, wholly owned subsidiary of the Company, in the ordinary course of business pursuant to an Agreement of Purchase and Sale of Instalment Obligations and Servicing of Delinquent Accounts. Pursuant to this agreement, Jim Walter Homes provides field servicing on all delinquent payments, including collection of delinquent payments, recommendations of foreclosure, foreclosure and resale of foreclosed properties.

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

    The single-family residential housing industry is highly competitive. Jim Walter Homes competes in each of its market areas on the basis of price, design, finishing options and accessibility to financing with numerous home builders ranging from regional and national firms to small local companies. Jim Walter Homes also competes with manufactured housing. For the calendar year 1996, Jim Walter Homes was the eleventh largest builder of detached single-family homes in the United States after having been the eighth largest builder in 1995, the sixth largest builder in 1994, the fifth largest builder in 1993 and the fourth largest builder in 1992. However, because there are so many firms engaged in the single-family homebuilding industry, Jim Walter Homes accounted for less than 1% of all new detached for sale homes built in 1996.

    In the three years ended May 31, 1997, 1996 and 1995, Jim Walter Homes' net sales and revenues amounted to $185.7 million, $159.2 million and $165.8 million, respectively.

MID-STATE HOMES

    Mid-State Homes, headquartered in the Walter Industries building in Tampa, Florida, was established in 1958 to purchase mortgage instalment notes from Jim Walter Homes on homes constructed and sold by Jim Walter Homes and to service such mortgage instalment notes. Mid-State Trust II ("Trust II"), Mid-State Trust III ("Trust III"), Mid-State Trust IV ("Trust IV"), Mid-State Trust V ("Trust V") and Mid-State Trust VI ("Trust VI") are Delaware business trusts organized by Mid-State Homes, which owns all of the beneficial interest in Trust III, Trust IV, Trust V and Trust VI. Trust IV owns all of the beneficial interest in Trust II.

    In April 1988, Mid-State Homes sold to Trust II instalment notes and mortgages which it had acquired from Jim Walter Homes through February 29, 1988 having a gross amount of approximately $3.376 billion and an aggregate outstanding economic balance of approximately $1.750 billion pursuant to a purchase and sales agreement, in exchange for a purchase price of $1.327 billion, representing the net cash proceeds from the public offering of $1.450 billion aggregate face amount of mortgage-backed notes ("Trust II Mortgage-Backed Notes") of Trust II after paying the expenses associated with the sale of such Trust II Mortgage-Backed Notes. The outstanding balance of such Trust II Mortgage-Backed Notes at May 31, 1997 was $410.0 million At May 31, 1997, such Trust II instalment notes and mortgages had a gross book value of $966.1 million and an economic balance of $609.2 million.

    Under the Trust II indenture for the Trust II Mortgage-Backed Notes, if certain criteria as to performance of the pledged instalment notes are met, Trust II is allowed to make quarterly distributions of cash to Trust IV, its sole beneficial owner, to the extent that cash collections on such instalment notes exceed Trust II's cash expenditures for its operating expenses, interest expense and mandatory debt payments on its mortgage-backed notes. In addition to the performance-based distributions, the indenture permits distribution of additional excess funds, if any, provided such distributions are consented to by Financial Security Assurance Inc., a monoline property and casualty insurance company and the guarantor of the Trust II Mortgage-Backed Notes. The guarantor has not approved any additional distributions since the January 1, 1995 distribution and such excess funds ($79.7 million at May 31, 1997) remain on deposit with Trust II.

    On July 1, 1992, mortgage instalment notes having a gross amount of $638.1 million and an economic balance of $296.2 million were sold by Mid-State Homes to Trust III in exchange for the net proceeds from the public issuance by Trust III of $249.9 million of asset backed notes ("Trust III Asset Backed Notes"). Net proceeds were used to repay in full all outstanding indebtedness due under a revolving credit facility, with the excess cash used to fund the ongoing operations of the Company and its subsidiaries. The outstanding balance at May 31, 1997 of such Trust III Asset Backed Notes was $116.9 million. At May 31,1997, such Trust III instalment notes and mortgages had a gross book value of $364.9 million and an economic balance of $195.5 million.

    On March 16, 1995, mortgage instalment notes having a gross amount of $2.020 billion and an economic balance of $826.7 million were sold by Mid-State Homes to Trust IV. In addition, on such date, Mid-State Homes sold its beneficial interest in Trust II to Trust IV. Trust II had a total collateral value of $910.5 million with $605.7 million of Trust II Mortgage-Backed Notes outstanding. These sales were in exchange for the net proceeds from the public issuance by Trust IV of $959.4 million of asset backed notes ("Trust IV Asset Backed Notes"). The outstanding balance at May 31, 1997 of such Trust IV Asset Backed Notes was $841.2 million. At May 31, 1997, such Trust IV instalment notes and mortgages had a gross book value of $1.613 billion and an economic balance of $704.5 million.

    On February 27, 1995, Mid-State Homes established Trust V, a business trust in which Mid-State Homes owns all of the beneficial interest, to provide temporary financing to Mid-State Homes for its current purchases of instalment notes and mortgages from Jim Walter Homes. On March 3, 1995, Trust V entered into the Mid-State Trust V Variable Funding Loan Agreement (the "Trust Variable Funding Loan Agreement") with Enterprise Funding Corporation, an affiliate of NationsBank NA, as lender, and NationsBank NA (Carolinas), as Administrative Agent. The agreement provides for a three-year, $500.0 million credit facility (subsequently reduced to $400.0 million on July 31, 1997) (the "Trust V Variable Funding Loan") secured by the instalment notes and mortgages Trust V purchases from Mid-State Homes. It is contemplated that the facility will be an evergreen three-year facility with periodic paydowns from the proceeds of permanent financings similar to those done by Trusts II, III, IV and VI. The facility currently matures on March 3, 2000. The outstanding Trust V Variable Funding Loan balance at May 31, 1997 was $384.0 million. At May 31, 1997, the Trust V instalment notes and mortgages had a gross book value of $1.310 billion and an economic balance of $509.1 million.

    On June 11, 1997, Mid-State Homes purchased mortgage instalment notes from Trust V having a gross amount of $1.196 billion and an economic balance of $462.3 million. Mid-State Homes subsequently sold such mortgage instalment notes to Trust VI, a business trust organized by Mid-State Homes which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance of $439.2 million of asset backed notes ("Trust VI Asset Backed Notes"). The Trust VI Asset Backed Notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79%, and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used primarily to pay down Trust V indebtedness of $384.0 million.

    The instalment notes sold by Mid-State Homes to Trusts II, III, IV, V and VI are serviced by Mid-State Homes pursuant to servicing agreements entered into with each trust. Mid-State Homes, in connection with such servicing agreements, has entered into sub-servicing agreements with Jim Walter Homes to provide field servicing such as collections, repossessions and resales.

    The assets of Mid-State Trusts II, III, IV, and VI are not available to satisfy claims of general creditors of Mid-State Homes or the Company and its other subsidiaries. The liabilities of Mid-State Trusts II, III, IV and VI for their publicly issued debt are to be satisfied solely from proceeds of the underlying instalment notes and are non-recourse to Mid-State Homes and the Company and its other subsidiaries.

    The revenues of Mid-State Trusts II, III, IV, V and VI are required by generally accepted accounting principles to be consolidated as part of Mid-State Homes' revenues for financial statement purposes. In the three years ended May 31, 1997, 1996 and 1995 Mid-State Homes' revenues amounted to $249.4 million, $248.8 million and $237.1 million, respectively.

JIM WALTER RESOURCES

    The operations of Jim Walter Resources, Inc. ("Jim Walter Resources") are conducted through its Mining Division, which mines and sells coal from four deep shaft mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources.

    MINING DIVISION

    The Mining Division, headquartered in Brookwood, Alabama, has approximately
9.7 million tons of rated annual coal production capacity from four deep shaft mines. These mines extract coal from Alabama's Blue Creek seam, which contains high-quality metallurgical coal. This coal can be used as coking coal as well as steam coal because it meets current environmental compliance specifications. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values. The mines are located in west central Alabama between the cities of Birmingham and Tuscaloosa.

    The majority of coal is mined using longwall extraction technology, complemented by the more standard continuous mining method. By replacing more traditional methods of underground mining with longwall technology, the Mining Division has achieved greater production efficiency, improved safety, generated superior coal recovery results and lowered production costs. There are approximately 70 longwall mining systems in use in the United States, of which the Mining Division currently operates seven. The Mining Division's normal operating plan is a longwall/continuous miner ratio of about 75%/25%, which is the sustainable long-term ratio.

    Recoverable reserves were estimated to be approximately 233 million tons as of May 31, 1997, of which 208 million tons relate to the four Blue Creek Mines. A summary of reserves is as follows:

           ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF MAY 31, 1997
                             (IN THOUSANDS OF TONS)

                                                                                   TYPE (4)
                                                                                   ---------      JIM WALTER
                                                                                   STEAM (S)      RESOURCES'
                                    RESERVES(2)              CLASSIFICATIONS(3)       OR           INTEREST
                           ------------------------------   --------------------   METALLUR-   -----------------
MINING PROPERTY             TOTAL   ASSIGNED   UNASSIGNED   MEASURED   INDICATED   GICAL(M)    OWNED   LEASED(5)
-------------------------  -------  --------   ----------   --------   ---------   ---------   ------  ---------
No. 3 Mine...............   57,877    57,877      --          42,192    15,685        S/M       1,440     56,437
No. 4 Mine...............   69,133    69,133      --          46,945    22,188        S/M       5,696     63,437
No. 5 Mine...............   24,056    24,056      --          20,111     3,945        S/M      22,081      1,975
No. 7 Mine...............   56,661    56,661      --          44,337    12,324        S/M      19,257     37,404
                           -------  --------   ----------   --------   ---------               ------  ---------
                           207,727   207,727      --         153,585    54,142                 48,474    159,253
Bessie (8)...............   24,919     --        24,919       14,880    10,039       --           658     24,261
                           -------  --------   ----------   --------   ---------               ------  ---------
TOTAL....................  232,646   207,727     24,919      168,465    64,181                 49,132    183,514
                           -------  --------   ----------   --------   ---------               ------  ---------
                           -------  --------   ----------   --------   ---------               ------  ---------


                                QUALITY(6)          PRODUCTION(7)
                           --------------------  -------------------
MINING PROPERTY            ASH   SULF.   BTU/LB  1997   1996   1995
-------------------------  ----  -----   ------  -----  -----  -----
No. 3 Mine...............   8.2   0.56   14,469  2,198  2,084  1,730
No. 4 Mine...............   9.4   0.69   14,240  2,129  2,542  2,448
No. 5 Mine...............   8.8   0.66   14,334    801    893    948
No. 7 Mine...............   8.0   0.65   14,499  2,513  2,347  2,501
                                                 -----  -----  -----
                                                 7,641  7,866  7,627
Bessie (8)...............  11.0   1.30   13,655   --     --     --
                                                 -----  -----  -----
TOTAL....................                        7,641  7,866  7,627
                                                 -----  -----  -----
                                                 -----  -----  -----

------------------------

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

(7) Production for 1997, 1996 and 1995 is for the fiscal years ended May 31.

(8) The Bessie Mine was closed in August 1988.

    Environmental expenditures imposed by laws relating to deep shaft mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface (strip) mining.

    The facilities of the Mining Division are summarized as follows:

FACILITY                                            LOCATION         SQ. FOOTAGE
---------------------------------------------  ------------------  ----------------
Administrative headquarters..................  Brookwood, AL                 41,500
Central shop, supply center and
  training center............................  Brookwood, AL                128,400

                                                                       CURRENT
OPERATING MINES                                     LOCATION        RATED CAPACITY
---------------------------------------------  ------------------  ----------------
Blue Creek No. 3.............................  Adger, AL           2,600,000 tons
Blue Creek No. 4.............................  Brookwood, AL       2,700,000 tons
Blue Creek No. 5.............................  Brookwood, AL       1,800,000 tons
Blue Creek No. 7.............................  Brookwood, AL       2,600,000 tons

    Of the Mining Division's approximately 9.7 million tons of current rated annual production capacity, 4.88 to 5.10 million tons are sold under long-term contracts, leaving 4.60 to 4.82 million tons to be sold under short-term contracts or on the spot market.

    Jim Walter Resources' supply contract with Alabama Power Company ("Alabama Power") that had been in effect since January 1, 1979, as amended, was superseded by a new agreement executed on May 10, 1994 (the "New Alabama Power Contract"). Under the New Alabama Power Contract, Alabama Power will purchase
4.0 million tons of coal per year from Jim Walter Resources through August 31, 1999. The New Alabama Power Contract has a fixed price subject to an escalation based on the Consumer Price Index and adjustments for governmental impositions and quality. The New Alabama Power Contract includes favorable modifications of specification, shipping deviations and changes in transportation arrangements.

    Jim Walter Resources and Cockerill Sambre are parties to a long-term contract which expires on December 31, 2000. The contract provides for the sale of approximately 880,000 tons annually, with an option on approximately 220,000 additional tons annually. The pricing mechanism is market driven and reflects changes in prices of three specific coals or coal indices.

    Blue Creek Mine No. 5 ("Mine No. 5") was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings caused by pyritic sulfur concentrations occurring in the mine's coal seam being exposed to air by the mining process. Representatives of Jim Walter Resources, the Mine Safety and Health Administration ('MSHA"), Alabama State Mine Inspectors and the United Mine Workers of America ("UMWA") agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. The insurers issued policies insuring various percentages of the risk. The Company has entered into settlements with several insurers who, in the aggregate, have paid approximately $12.4 million, reducing the contract claims in the lawsuit to $12.6 million. The Company and Jim Walter Resources continue to pursue the litigation against the remaining carriers and a trial is tentatively scheduled for October 1997.

    In late November 1995, Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. Firefighting and idle plant costs of approximately $16 million associated with the November 1995 fire were not insured since spontaneous combustion heatings caused by pyritic sulfur concentrations in Jim Walter Resources'

Mine No. 4 and No. 5 are now excluded from the Company's and Jim Walter Resources' insurance policies. The affected coal panels on the western side of the mine were sealed off and from December 1995 through March 1997 development work was accelerated on the eastern side of Mine No. 5. The mine returned to production status in the fourth quarter of fiscal 1997. Longwall production resumed in the eastern part of the mine in June 1997. While in development, the mine's costs ($40.7 million) were capitalized. Jim Walter Resources three other mines remained in full production.

    In the three years ended May 31, 1997, 1996 and 1995, the Mining Division's net sales and revenues were $310.7 million, $325.8 million and $299.4 million, respectively, including $4.2 million, $4.8 million and $5.4 million, respectively, to Sloss Industries Corporation ("Sloss Industries"), a wholly owned subsidiary of the Company.

    DE-GAS DIVISION

    The De-Gas Division, through a joint venture headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources.

    The original motivation for the joint venture was to increase safety in Jim Walter Resources' Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 390 wells producing approximately 45 million cubic feet of gas per day, as of May 1997. As many as 63 additional wells are planned for development in fiscal 1998. The degasification operation, as had originally been expected, has improved mining operations and safety by reducing methane gas levels in the mines, as well as being a profitable operation.

    The gas is transported through a 12-mile pipeline (owned and operated by Black Warrior Transmission Corp., a corporation the stock of which is owned on a 50-50 basis by Jim Walter Resources and Sonat Exploration Company, an affiliate of Southern Natural Gas Company (SNG)), directly to SNG's pipeline.

    The De-Gas Division began operations in 1981 with the formation of an equal joint venture with Kaneb Services, Inc. ("Kaneb") to capture and market methane gas from the Blue Creek seam. SNG is the joint venture's exclusive customer for all output of methane gas, all of which was originally at a price tied to the price of fuel oil in New York. Kaneb subsequently sold its 50% interest in the degasification operation to an indirect wholly owned subsidiary of Sonat, Inc. In connection with this sale, additional areas were added to the gas sales contract. This gas was priced at a market price nominated by SNG which was not to be lower than the published price for spot purchases for SNG-South Louisiana for the applicable month. Effective January 1, 1994, the gas sales contract was amended. The price to be paid for gas delivered to SNG is now equal to the average of two published spot prices provided, however, that the price will not be less than $2.00 per MMBTU (approximately $1.96 per MCF) on a weighted annual basis, calculated cumulatively each month. The contract also calls for SNG to pay Jim Walter Resources a reservation fee of $675,000 per month through December 31, 2001, provided certain minimum quantities of gas are delivered. Black Warrior Methane Corp., a corporation the stock of which is owned on a 50-50 basis by Jim Walter Resources and Sonat Exploration Company, manages the operational activities of the joint venture.

    In the three years ended May 31, 1997, 1996 and 1995, the De-Gas Division's net sales and revenues amounted to $28.8 million, $23.0 million and $20.8 million, respectively.

U.S. PIPE

    United States Pipe and Foundry Company, Inc. ("U.S. Pipe"), headquartered in Birmingham, Alabama, conducts its business through its Pressure Pipe Division and Castings Division. The Pressure Pipe Division manufactures and sells a broad line of ductile iron pressure pipe, pipe fittings, valves and hydrants. It is one of the nation's largest producers of ductile iron pressure pipe. The Castings Division produces and sells a wide variety of gray and ductile iron castings.

    In the three years ended May 31, 1997, 1996 and 1995, U. S. Pipe's net sales and revenues amounted to $420.7 million, $421.4 million and $412.2 million, respectively.

    PRESSURE PIPE DIVISION

    The Pressure Pipe Division manufactures and markets a complete line of ductile iron pipe ranging from 4" to 64" in diameter as well as equivalent metric sizes, at lengths up to 20 feet. In addition, this division produces and sells a full line of fittings, valves and hydrants of various configurations to meet municipal specifications. Approximately 70%--75% of the ductile iron pressure pipe produced by this division is used in the transmission and distribution of potable water and the remaining 25%--30% is used in the transmission of waste water and industrial applications. The majority of ductile iron pressure pipe and related fittings, valves and hydrants are for new distribution systems. The market for rehabilitation, upgrading and replacement of pipe systems accounts for approximately 30% of ductile iron pressure pipe sales. Fittings, valves and hydrants produced by this division account for approximately 20% of sales.

    Ductile iron pressure pipe is manufactured by the deLavaud centrifugal casting process and is typically classified into three size categories: 1) Small pipe, ranging from 4" to 12" in diameter (approximately 59% of the division's pipe production), used primarily for potable water distribution systems and small water system grids; 2) Medium pipe, ranging from 14" to 24" in diameter (approximately 25% of the division's pipe production), used primarily in reinforcing distribution systems, including looping grids and supply lines; and
3) Large pipe, 30" to 64" in diameter (which accounts for the remaining 16% of pipe production), used for major water and waste water transmission and collection systems.

    The ductile iron pressure pipe industry is highly competitive, with a small number of manufacturers of ductile iron pressure pipe, fittings, valves and hydrants. U.S. Pipe is one of the nation's largest producers of ductile iron pressure pipe. Major ductile iron pipe competitors include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company. The division competes with such other manufacturers of ductile iron pressure pipe on the basis of price, customer service and product quality.

    Additional competition for ductile iron pressure pipe comes from pipe composed of other materials, such as PVC, concrete, fiberglass, reinforced plastic and steel. Although ductile iron pressure pipe is typically more expensive than competing forms of pipe, customers choose ductile iron for its quality, longevity, strength, ease of installation and lack of maintenance problems.

    U.S. Pipe is also a manufacturer of ductile iron fittings. The Company believes that McWane, Inc. has the largest market share in this market segment. U.S. Pipe is not a major manufacturer of valves and hydrants.

    Products of the Pressure Pipe Division are sold primarily to contractors, water works distributors, municipalities, private utilities and other governmental agencies. Most ductile iron pressure pipe orders result from contracts which are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales are made through independent water works distributors. The division maintains numerous supply depots in leased space throughout the country which are used as a source of pipe for start-up projects to support ongoing projects and to aid in completing projects. The Pressure Pipe Division's sales are primarily domestic, with foreign sales accounting for approximately 5% of dollar sales in 1997. U.S. Pipe has 36 regional sales offices in leased office space in the United States.

    The order backlog of pressure pipe at May 31, 1997 was 108,341 tons, which represents approximately three months shipments, compared to 121,734 tons at May 31, 1996.

    The Pressure Pipe Division manufactures ductile iron pressure pipe at four owned plants located in (i) Bessemer, Alabama (581,000 square feet on 169 acres of land); (ii) North Birmingham, Alabama (358,000 square feet on 61 acres of land); (iii) Union City, California (121,000 square feet on 70 acres of land); and (iv) Burlington, New Jersey (329,000 square feet on 109 acres of land). These plants have annual rated capacities to produce 180,000 tons, 160,000 tons, 85,000 tons and 132,000 tons, respectively, of ductile iron pressure pipe based on one shift per day. In addition, the division manufactures fittings, valves and hydrants at its owned plant in Chattanooga, Tennessee (648,000 square feet on 91 acres of land). The general offices located in Birmingham, Alabama contain 122,000 square feet of office space on 6 acres of owned land.

    While the pipe business is generally sensitive to recessions because of its partial dependence on the level of new construction activity, certain aspects of Pressure Pipe's operations have in the past helped to reduce the impact of a downturn in new construction. First, Pressure Pipe's products have experienced a strong level of demand in the replacement market. The Company believes that growth of the replacement market will accelerate as a result of major expenditures by governmental entities in an effort to rebuild the nation's infrastructure, such as the replacement and upgrading of water and waste water transmission systems. In addition, SAFE DRINKING WATER ACT ("SDWA") amendments signed into law in 1996 mandate that communities nationwide upgrade their water transmission systems over the next 20 years in order to comply with new federal water quality standards. Second, Pressure Pipe's facilities are located in regions of the country that have exhibited consistent economic strength. The Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and the division's operations in the South are located in areas of steady economic growth. The West Coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas which will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making the Pressure Pipe Division's products more competitive.

    CASTINGS DIVISION

    The Castings Division produces a wide variety of gray and ductile iron castings for a diversified customer base, including special hardness castings for the pollution control industry. In the year ended May 31, 1997, approximately 55% of the Division's castings sales were directed to the Pressure Pipe Division, with the balance of sales to various capital goods industries. Manufacturing operations are located in Anniston, Alabama (240,000 square feet on 21 acres of owned land).

SLOSS INDUSTRIES

    Sloss Industries is a diversified manufacturing operation, headquartered in Birmingham, Alabama, which has four major product lines: (1) foundry coke; (2) furnace coke; (3) slag wool; and (4) specialty chemicals.

    Foundry coke is marketed to cast iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. It is shipped primarily into four geographic markets: the East Coast; the Southeast; Mexico and the West Coast. Competition comes primarily from three merchant suppliers: ABC Coke, Koppers Company, Inc. and Empire Coke Company. In the year ended May 31, 1997, approximately 61% of the foundry coke produced by Sloss Industries was sold to U. S. Pipe.

    Furnace coke is sold primarily to basic steel producers. Furnace Coke sales have been at capacity over the past years to satisfy a long-term contract with National Steel Corporation. Sloss Industries has only an estimated 1% share of the furnace coke market. Competition comes primarily from Koppers Company, Inc. in the southern United States, Citizens Gas & Coke Utility and steel producers with excess coking capacity in the Midwest.

    Slag wool is an insulating fiber utilized principally as a raw material by acoustical ceiling manufacturers. It is also used in manufactured-home insulation, plastics molding and asphalt paving systems where it is used as a bonding agent. A related product, processed mineral fiber, is used in friction materials and thermoplastic molding compounds, adhesives, paints and sealants. The continued success of the slag wool business depends upon Sloss Industries' ability to produce ceiling tile fiber of consistent high quality and react to customer demands for specific "customized" fiber composition. Of the total slag wool sales in the year ended May 31, 1997, approximately 72% was sold to Armstrong World Industries and 20% to Celotex.

    Chemical products are manufactured in plants located in Birmingham and Ariton, Alabama. The Birmingham product line is composed primarily of aromatic sulfonic acids and sulfonyl chlorides used in the pharmaceutical, plasticizer, foundry and coatings industries, as well as a custom manufactured specialty monomer for the plastics industry. The Ariton facility produces custom manufactured specialty products for the rubber and plastics industries.

    Sloss Industries' manufacturing facilities are located in Birmingham, Alabama and include: 120 coke ovens with an annual rated capacity of 410,000 tons and related buildings of 148,400 square feet, a slag wool plant with an annual rated capacity of 102,000 tons in a building of 63,000 square feet and a synthetic chemicals plant in a building of 63,300 square feet, all on 521 acres of owned land. Sloss Industries also operates a specialty chemical facility in Ariton, Alabama in a building of 6,880 square feet, on 53 acres of owned land.

    In the three years ended May 31, 1997, 1996 and 1995, Sloss Industries' net sales and revenues amounted to $91.1 million, $91.1 million and $88.0 million, respectively, including $11.2 million, $12.0 million and $11.1 million, respectively to U. S. Pipe.

JW ALUMINUM

    JW Aluminum Company ("JW Aluminum"), headquartered in Mt. Holly, South Carolina, is a leading producer of custom-coated fin stock used in heating and air conditioning applications and telecommunications cable wrap. JW Aluminum's other foil and sheet products are used in a variety of applications such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are primarily used for general building applications such as siding, gutters, downspouts, roofing, mobile home siding and skirting, residential siding and window components.

    JW Aluminum sold 135.6 million pounds of aluminum products in fiscal 1997; 73% of which were foil products and 27% were sheet products. JW Aluminum has focused on directing its product mix towards higher value added products such as fin stock, where quality and service are relied upon more than price-driven commodity products.

    JW Aluminum operates a single manufacturing 300,000 square foot facility in Mt. Holly, South Carolina on 30 acres of owned land. JW Aluminum's current rated capacity is 150 million pounds per year based on its present product mix. A two-year, $31.0 million expansion project is currently underway which will add 65,000 square feet of production space and increase JW Aluminum's capacity 60% to approximately 240 million pounds per year at completion.

    In the three years ended May 31, 1997, 1996 and 1995, JW Aluminum's net sales and revenues totaled $150.4 million, $141.1 million and $134.2 million, respectively, including $2.8 million, $3.4 million and $6.1 million, respectively, to JW Window Components, Inc. ("JW Window Components"), a wholly owned subsidiary of the Company.

JW WINDOW COMPONENTS

    JW Window Components produces a variety of screens and screen components and a full line of window components, such as extruded aluminum components, weatherstripping, sash balances and spiral balances. The Company estimates that 60% of total sales are directed to the new construction market, 30% to the renovation market and 10% to the commercial sector.

    JW Window's products are sold through a network of independent sales agents, covering the continental United States, the Caribbean and Central America.

    JW Window's operates three plants located in Elizabethton, Tennessee (190,000 square feet on 25 acres of owned land); Sioux Falls, South Dakota (50,000 square feet on 3 acres of owned land); and Merrill, Wisconsin (54,000 square feet of leased space). The administrative offices located in Elizabethton, Tennessee contain 8,500 square feet of leased office space.

    In the three years ended May 31, 1997, 1996 and 1995, (JW Window Components' net sales and revenues were $38.9 million, $37.0 million and $45.8 million, respectively.

SOUTHERN PRECISION

    Southern Precision Corporation ("Southern Precision") is the largest producer of specialized industrial tooling products and resin coated sand in the Southeast.

    Southern Precision's Irondale, Alabama manufacturing facility incorporates the plant, warehouse and administrative functions in 78,000 square feet of building space located on 6 acres of owned land. Products and services provided at this location include: wood and metal pattern tooling; computerized numerically controlled machining for industries such as satellite and aircraft communications, aerospace and glass machines; plastic injection, compression and rubber molds; aluminum castings; and general machining of fabrications, castings and plates.

    Southern Precision's Birmingham, Alabama manufacturing facility (27,500 square feet on 5 acres of owned land) produces a coated sand for production of shell cores for the foundry industry.

    In the three years ended May 31, 1997, 1996 and 1995, Southern Precision's net sales and revenues amounted to $15.6 million, $15.0 million and $14.4 million, respectively, including $1.2 million, $1.2 million and $2.4 million, respectively to U.S. Pipe.

VESTAL MANUFACTURING

    Vestal Manufacturing Company ("Vestal") produces a diversified line of metal and foundry products for residential, commercial and industrial use. Vestal manufactures a line of energy saving fireplaces, fireplace inserts, accessories and wood-burning stoves, as well as lightweight castings for municipal markets and metal building products. Its products are sold through a network of independent sales agents to hardware and building material distributors, home centers and mass merchandisers throughout the United States and Canada.

    Vestal's performance to a large extent is tied to residential construction. Foreign competition has also been a factor in recent years.

    Vestal, located in Sweetwater, Tennessee, operates a foundry with 103,000 square feet of building, a steel fabrication plant with 109,000 square feet and an administrative office containing 7,000 square feet, all on 46 acres of owned land.

    In the three years ended May 31, 1997, 1996 and 1995, Vestal's net sales and revenues totaled $18.0 million, $17.3 million and $19.4 million, respectively.

UNITED LAND

    United Land Corporation ("United Land") owns approximately 40,000 acres of land, 141,000 acres of mineral rights and 1,300 acres of surface rights, principally in Alabama.

    United Land receives royalties resulting from leases to strip coal miners, gas producers and timber companies. When market conditions are favorable, management expects from time to time to sell excess real estate from the holdings of United Land not utilized by any of the other subsidiaries of the Company.

    In the three years ended May 31, 1997, 1996 and 1995, United Land's net sales and revenues amounted to $8.6 million, $14.6 million, and $15.8 million, respectively, including gains on sales of certain excess real estate of $2.5 million, $6.1 million and $6.1 million, respectively.

WALTER LAND

    Walter Land Company ("Walter Land") is a land sales business with an inventory at May 31, 1997 of approximately 6,800 acres, primarily on the south side of Houma, Louisiana. The bulk of the commercial development in Houma is tied directly to service and support for offshore oil and gas drilling. Walter Land's income is principally derived from land sales and rental income. The management and sale of the Louisiana properties are handled by local personnel on a contract basis. In the three years ended May 31, 1997, 1996 and 1995, Walter Land's net sales and revenues amounted to $1.1 million, including gains of $.8 million on land sales, $277,000 and $196,000, respectively.

CARDEM INSURANCE

    Cardem Insurance is a Hamilton, Bermuda based offshore reinsurance company. The predominant portion of its business is reinsuring 75% of the risk on fire and extended coverage insurance policies issued by Westchester Insurance Company, an unrelated insurance company. Such insurance policies are with individual owners of homes constructed by Jim Walter Homes. In the years ended May 31, 1997, 1996 and 1995, Cardem Insurance's net sales and revenues amounted to $12.3 million, $13.1 million and $11.8 million, respectively.

SEASONALITY

    Certain of the businesses of the Company (primarily U.S. Pipe, Jim Walter Homes, JW Window Components and Vestal Manufacturing) are subject to seasonal variations to varying degrees. However, the businesses of the Company are significantly influenced by the general economy and in particular, the level of construction.

TRADE NAMES, TRADEMARKS AND PATENTS

    The names of each of the Company's subsidiaries are well established in the respective markets served by them. Management believes that the reputation of such trade names is of some importance. The Company's subsidiaries have numerous patents and trademarks. Management does not believe, however, that any one such patent or trademark is of material importance to the Company's business as a whole.

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

RAW MATERIALS

    Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either produced by the Company and its subsidiaries or purchased from domestic sources. All materials used by the various businesses of the Company are available in quantities required to support their respective operations.

ENVIRONMENTAL

    The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the fiscal year ended May 31, 1997 and May 31, 1996 were approximately $6.8 million and $5.1 million, respectively. Because environmental laws and regulations on the federal, state and local levels continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $6.0 million per year in the next five years.

    U.S. Pipe has implemented an Administrative Consent Order ("ACO") for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act) in connection with the completion of the LBO. The ACO required soil and ground water cleanup. U.S. Pipe has completed, pending final approval, the soil cleanup required by the ACO. U.S. Pipe also has completed, pending final approval, ground water treatment as ordered in the ACO. Ground water monitoring as required by the ACO continues. It is not known how long ground water monitoring will be required. Management does not believe any further cleanup costs will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

    The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the states and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which its wastes allegedly were transported. U.S. Pipe is one of many PRP's at such sites and is in the process of preliminary investigation of its relationship to these sites, if any, to determine the nature of its potential liability and amount of remedial costs to clean up such sites. Although no assurances can be given that U.S. Pipe will not be required in the future to make material expenditures relating to these sites, management does not believe at this time that the cleanup costs it will be called on to bear, if any, associated with these sites will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries. Management believes the extent of U.S. Pipe's involvement, if any, to be minor in relation to that of other named PRP's, a significant number of which are substantial companies.

EMPLOYEES

    As of May 31, 1997, the Company and its subsidiaries employed 7,584 people, of whom 4,784 were hourly workers and 2,800 were salaried employees. Approximately 4,200 employees were represented by unions under collective bargaining agreements, of which approximately 1,730 were covered by one contract with the UMWA, which expires on August 1, 1998. The Company considers its relations with its employees to be satisfactory.

    The Company and its subsidiaries have various pension and profit sharing plans covering substantially all employees. In addition to the Company's own pension plans, contributions are made to certain multi-employer plans. The funding of retirement and employee benefit plans is in accordance with the requirements of such plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service. The Company and its subsidiaries also provide certain postretirement benefits other than pensions and profit sharing, primarily healthcare, to eligible retirees.

PROPERTIES

    The Company's headquarters building contains approximately 200,000 square feet of office space, located on approximately 13 acres in Tampa, Florida.

ITEM 3. LEGAL PROCEEDINGS

    See Items 1 and 2 - Business and Properties - Introduction on pages 2 through 4 and Jim Walter Resources - Mining Division on pages 10 and 11 and Note 12 of the Notes to Consolidated Financial Statements on pages F-19 through F-22 included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list showing the names, ages (as of August 1, 1997) and positions of the executive officers of the Company.

NAME                                     AGE                                      OFFICE
-----------------------------------      ---      -----------------------------------------------------------------------
Kenneth E. Hyatt...................          56   Chairman, President and Chief Executive Officer
Richard E. Almy....................          55   Director, Executive Vice President and Chief Operating Officer
Dean M. Fjelstul...................          55   Senior Vice President and Chief Financial Officer
Robert W. Michael..................          55   Senior Vice President and Group Executive
William N. Temple (1)..............          64   Senior Vice President and Group Executive
Frank A. Hult......................          46   Vice President, Controller and Chief Accounting Officer
Donald M. Kurucz...................          58   Vice President and Treasurer
Edward A. Porter...................          50   Vice President--General Counsel and Secretary
David L. Townsend..................          43   Vice President--Administration
George R. Richmond.................          47   President and Chief Operating Officer of Jim Walter Resources

------------------------

(1) Mr. Temple has announced his intention to retire in January 1998. On July 30, 1997, the Company announced that Ralph E. Fifield, former President of United States Steel/Kobe Steel Company and a 28-year industrial manufacturing veteran, would succeed Mr. Temple as President and Chief Operating Officer of United States Pipe and Foundry Company effective August 1, 1997 with Mr. Temple assuming the position of Chairman pending his retirement. Mr. Fifield, 51, gained extensive manufacturing and operations management experience during a 28-year career with United States Steel, which he joined in 1969 at the Company's Gary, Indiana plant. Following a progressive series of plant engineering positions at the Gary facility, he was named Plant Manager of U.S. Steel's South Works plant in Chicago in 1984. He later served as General Manager of the company's Fairless, Pennsylvania plant from 1988 to 1990 and Fairfield, Alabama plant from 1990 to 1991. In 1991 he was promoted to

    Corporate Vice President--Operations, overseeing six manufacturing facilities. In 1994, Mr. Fifield was named President of Lorain, Ohio based USS/KOBE Steel company, a joint venture with annual revenues of approximately $770 million.

    Kenneth E. Hyatt has been Chairman of the Board and Chief Executive Officer of the Company since June 1, 1996 and has been President of the Company since September 1, 1995. Between September 1, 1995 and June 1, 1996, Mr. Hyatt also served as Chief Operating Officer of the Company. Mr. Hyatt was elected a director on September 12, 1995. Mr. Hyatt served as President and Chief Executive Officer and a director of Celotex from 1990 until shortly prior to his election, effective September 1, 1995, as President and Chief Operating Officer of the Company. Mr. Hyatt held various management and executive positions with various subsidiaries of Original Jim Walter from 1966 until 1984, at which time he was named Vice President and Group Executive of Original Jim Walter. In 1986, he was elected Executive Vice President and Chief Operating Officer of Original Jim Walter. Following Original Jim Walter's leveraged buyout in 1988 by KKR, Mr. Hyatt joined with an investor group in the acquisition of Celotex and certain related entities. In October 1990 Celotex and one of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court as a result of massive litigation involving asbestos-related liabilities. The Celotex Plan of Reorganization was confirmed in December 1996 and became effective May 1997. The Celotex Trust is a principal stockholder of the Company.

    Richard E. Almy has been Executive Vice President and Chief Operating Officer of the Company since June 1996. Previously, Mr. Almy was President and Chief Operating Officer at JW Aluminum (1991-1996) and JW Window Components (1995-1996).

    Dean M. Fjelstul has been Senior Vice President and Chief Financial Officer of the Company since October 1996. Between June 1, 1996 and October 1, 1996, Mr. Fjelstul served as Senior Vice President - Finance of the Company. Previously, he was employed by Alliant Techsystems as Vice President and Chief Financial Officer (1990-1996). Prior thereto he served in various financial management capacities with Honeywell, Inc. during a 22 year tenure with that company.

    Robert W. Michael has been a Senior Vice President and Group Executive of the Company since 1991 and President and Chief Operating Officer of Jim Walter Homes since 1984. He also served as Vice President of Original Jim Walter from 1984 to 1988. Prior thereto, he was Vice President-Sales (1975-1984), a Regional Manager (1973-1975), an Assistant Regional Manager (1970-1973), a Main Branch Manager (1967-1970) and a Sub-Branch Manager (1966-1967) with Jim Walter Homes and held various managerial positions with Mid-State Homes (1964-1966).

    William N. Temple has been a Senior Vice President and Group Executive of the Company since 1991 and President and Chief Operating Officer of U.S. Pipe since 1993; he was a Vice President of the Company from 1988 to 1991 and from 1974 was a Vice President of Original Jim Walter. Previously he served as President of the former Fasteners and Special Products Division of U.S. Pipe and Vice President of U.S. Pipe (1972-1974), President of the former Southeastern Bolt and Screw division of U.S. Pipe (1971-1974) and Controller of U.S. Pipe (1965-1971).

    Frank A. Hult has been a Vice President, Controller and the Chief Accounting Officer of the Company since 1995. Previously, he was a Vice President (since
1994), the Controller (since 1991), Assistant Controller and Chief Accountant (1989-1991) and Manager of Budgets (1988-1989) of the Company. Prior thereto he was Manager of Budgets (1984-1988) and Financial Analyst (1978-1981) of Original Jim Walter and Manager-Operations Administration (1981-1984), Plant Controller and Cost Accountant (1974-1975) for Celotex.

    Donald M. Kurucz has been a Vice President and the Treasurer of the Company since 1991; he was Treasurer of the Company from 1988-1991. Previously he served as Treasurer (1977-1988) and Assistant Treasurer (1975-1977) of Original Jim Walter.

    Edward A. Porter has been Vice President, General Counsel and Secretary of the Company since January 1996. Previously, he was employed by National Gypsum Company as Senior Vice President-Administration, General Counsel and Secretary (1993-1995); Vice President--Administration, General Counsel and Secretary (1988-1993) and held various legal positions (1980-1988).

    David L. Townsend has been a Vice President of the Company since 1988. Previously he served as a Vice President-Human Resources and Public Relations (1994-1996) and Vice President-Public Relations (1988-1994) of the Company. Prior thereto he served as a Vice President-Public Relations (since 1983), Director of Public Relations (1982-1983) and Manager of Public Relations (1980-1982) of Original Jim Walter and in various staff positions (1978-1980) with Original Jim Walter.

    George R. Richmond has been President and Chief Operating Officer of Jim Walter Resources since June 1, 1997, succeeding William Carr as President and Chief Operating Officer upon Mr. Carr's retirement on May 31, 1997. Previously he served as Senior Vice President of Operations (since 1993) and Vice President of Operations (1992). Prior thereto he was Deputy Mine Manager and No. 3 Mine Manager, Longwall Manager, Master Mechanic and Longwall Mechanical Engineer.

    Executive officers serve at the pleasure of the Board of Directors. The Company is not aware of any family relationships among any of the foregoing executive officers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock (the "Common Stock") has been listed on the Nasdaq National Market under the trading symbol "WLTR" since October 11, 1995. The table below sets forth, for the quarterly periods indicated, the range of high and low sales prices of the Company's Common Stock since such date.

                                                                      1997                  1996(1)
                                                              --------------------        ------------
                                                                HIGH        LOW        HIGH          LOW
                                                              ---------  ---------     -----         ---
1st Quarter.................................................  $  14 1/4  $  11 7/8
2nd Quarter.................................................     14 1/4     12 5/8      14 3/4       12 3/8
3rd Quarter.................................................     15 1/4     12 5/8      13 3/4           12
4th Quarter.................................................     15 3/8     13 1/4      14 1/2       12 5/8

------------------------

(1) Beginning October 11, 1995

    The Registrant has never paid cash dividends on Common Stock and has no present intention of paying any cash dividends on the Common Stock. Covenants contained in certain of the debt instruments referred to in Note 8 of Notes to Consolidated Financial Statements on pages F-11 through F-13 restrict the ability of the Company to pay cash dividends.

    As of July 25, 1997, there were 123 shareholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1993 through 1997, has been derived from annual financial statements, including the consolidated balance sheets at May 31, 1997 and 1996 and the related consolidated statements of operations and cash flows for the three years ended May 31, 1997 and the notes thereto appearing elsewhere herein. All of the information presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and the other information contained elsewhere in this report.

                                                                           YEARS ENDED MAY 31,
                                                 -----------------------------------------------------------------------
                                                     1997         1996 (3)         1995           1994        1993 (2)
                                                 -------------  -------------  -------------  ------------  ------------

                                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Summary of Operations:
Sales and revenues.............................  $   1,507,061  $   1,485,635  $   1,442,322  $  1,328,524  $  1,318,986
Cost of sales (exclusive of depreciation)......        980,235        987,354        951,381       845,061       804,411
Depreciation, depletion and amortization.......         71,814         74,341         72,037        71,035        70,483
Interest and amortization of debt discount and
  expense (1)..................................        179,291        208,690        304,548       155,470       171,581
Income tax expense (benefit)...................         32,981        (55,155)      (170,450)       28,917        24,328
Income (loss) before extraordinary item and
  cumulative effect of accounting change
  (2)(3)(4)....................................         37,117        (79,292)      (358,645)        7,175        46,594
Net income (loss)..............................         37,117        (84,696)      (358,645)        7,175       (58,014)
Net income (loss) per share (4) & (5)
Income (loss) before extraordinary item........            .67          (1.56)         (7.10)
Extraordinary item.............................             --           (.10)            --
                                                 -------------  -------------  -------------
Net income (loss)..............................            .67          (1.66)         (7.10)
                                                 -------------  -------------  -------------
                                                 -------------  -------------  -------------
Number of shares used in calculation of income
  (loss) per share.............................     55,039,347     50,988,195     50,494,313
                                                 -------------  -------------  -------------
                                                 -------------  -------------  -------------
Additional Financial Data:
Gross capital expenditures.....................  $     101,755  $      83,523  $      91,317  $     69,831  $     71,708
Net property, plant and equipment..............        568,176        541,536        662,792       657,863       663,040
Total assets...................................      3,027,385      3,091,377      3,245,153     3,140,892     3,223,234
Long-term senior debt..........................      2,065,575      2,211,296      2,220,370       871,970     1,046,971
Liabilities subject to Chapter 11
  proceedings..................................             --             --             --     1,727,684     1,725,631
Stockholders' equity (deficit).................        319,412        276,694        360,774      (282,353)     (287,737)
Employees at end of year.......................          7,584          7,755          7,888         7,676         7,545

------------------------

(1) Interest on unsecured obligations not accrued since December 27, 1989 amounted to $163.7 million in each of the years ended May 31, 1993 and 1994. The Company recorded additional interest and amortization of debt discount and expense of $141.4 million related to the consummation of the Consensual Plan in fiscal 1995.

(2) The Company adopted Statement of Financial Accounting Standards No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" ("FASB 106") and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FASB 109") during fiscal year 1993.

(3) The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("FASB 121") during fiscal year 1996.

(4) Extraordinary item consists of redemption premium and write-off of unamortized debt expense of $8.3 million ($5.4 million after tax) related to early repayment of the Senior Notes and a $150 million bank credit facility during fiscal year 1996 (see Note 8 to "Notes to Consolidated Financial Statements").

(5) Per share information for fiscal years 1993 and 1994 is not relevant given the significant change in the Company's capital structure following consummation of the Consensual Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The Company emerged from bankruptcy on March 17, 1995 pursuant to the Consensual Plan. Accordingly, the Company's Consolidated Statement of Operations and Retained Earnings (Deficit) for the years ended May 31, 1997 and 1996 are not comparable to the Consolidated Statement of Operations and Retained Earnings (Deficit) for prior periods.

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 1 of "Notes to Consolidated Financial Statements" on pages F-6 and F-7, which presents an unaudited pro forma consolidated statement of operations for the year ended May 31, 1995 to illustrate the estimated effects of the Consensual Plan and related financings as if they had occurred as of June 1, 1994, and Note 15 of "Notes to Consolidated Financial Statements" on pages F-26 through F-28, which presents sales and operating income by operating group.

RESULTS OF OPERATIONS
  YEARS ENDED MAY 31, 1997 AND 1996

    Net sales and revenues for the year ended May 31, 1997 were $21.4 million, or 1.4%, above the prior year with a 2.8% increase in pricing and/or product mix partially offset by a 1.4% decrease in volume. The decrease in volume was principally the result of lower coal shipments, reflecting reduced production levels. In addition, continued delays in federal spending for planned water and sewer pipeline projects resulted in lower ductile iron pressure pipe shipments. The increase in pricing primarily resulted from higher average net selling prices for homes, ductile iron pressure pipe and coal.

    Homebuilding and Financing Group sales and revenues were $27.7 million, or 6.7%, greater than the prior year. This performance reflects a 12.3% increase in the average net selling price per home sold, from $42,300 in 1996 to $47,500 in 1997, combined with a 3.7% increase in the number of homes sold, from 3,760 units in 1996 to 3,900 units in 1997. The higher average net selling price reflects a greater percentage of "90% complete" homes sold in the current year and price increases instituted to compensate for higher building material and labor costs. The increase in unit sales reflects the decision by Jim Walter Homes in December 1995 to reduce its financing rate from 10% to 8.5% for its "90% complete" homes on a trial basis to generate additional unit sales. In March 1996, the lower rate was formally advertised. Jim Walter Homes extended the 8.5% financing rate to the remainder of its product line ("shell" and homes sold at various "in-between" stages of interior finish) in the fourth quarter of 1997. Jim Walter Homes' backlog at May 31, 1997 was 1,972 units (all of which are expected to be completed prior to the end of fiscal 1998) compared to 1,957 units at May 31, 1996. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased slightly from $231.1 million in 1996 to $231.4 million in 1997. This increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $81.7 million (net of interest expense) was $18.3 million greater than the prior year. This performance resulted from increases in the average net selling price and number of homes sold, lower interest expense in 1997 ($119.0 million) as compared to 1996 ($128.2 million), lower goodwill amortization in 1997 ($28.5 million) versus 1996 ($31.2 million), and slightly higher time charge income and homebuilding gross profit margins, partially offset by higher selling, general and administrative expenses principally resulting from changes to the base salary and commission structure at Jim Walter Homes.

    Industrial Products Group sales and revenues were $12.6 million, or 4.4%, greater than the prior year. Increased sales volumes of aluminum foil and sheet products, slag wool, furnace coke, window components and metal building products, combined with improved sales prices for furnace and foundry coke, window components and metal building and foundry products, were partially offset by lower sales volumes of foundry coke and lower sales prices for aluminum foil and sheet products. The group's operating income in 1997 was $21.4 million, compared to an operating loss of $10.4 million in 1996. The improved performance was the result of the overall sales increases and higher gross profit margins realized on furnace and foundry coke, slag wool, aluminum foil and sheet products, window components and metal building and foundry products. Results for 1996 were adversely impacted by a $22.9 million write-off of goodwill, reflecting the Company's adoption of FASB 121 (see Note 5 of "Notes to Consolidated Financial Statements").

    Water Transmission Products Group sales and revenues declined slightly in 1997. The group's performance reflected lower sales volumes, but higher selling prices for ductile iron pressure pipe and fittings and higher selling prices and sales volumes for valves and hydrants. The order backlog at May 31, 1997 was 108,341 tons, which represents approximately three months shipments, compared with 121,734 tons at May 31, 1996. Operating income of $14.0 million was $3.5 million above the prior year. This increase was principally due to improved operating efficiencies and lower raw material costs, especially for scrap iron, the principal raw material used in the manufacture of ductile iron pressure pipe.

    Natural Resources Group sales and revenues were $17.9 million, or 4.9%, below the prior year. The decrease resulted from lower coal shipments due to reduced production levels, a $3.7 million gain (in 1996) from the sale of gas royalty interests in certain mineral properties, lower gains realized from the sale of excess real estate in 1997 ($2.5 million) versus 1996 ($6.1 million) and lower coal and timber royalty income, partially offset by higher average selling prices for coal and methane gas and greater methane gas volume. A total of 6.95 million tons of coal was sold in 1997 versus 7.61 million tons in 1996, an 8.7% decrease reflecting lower shipments to certain export customers, partially offset by increased tonnage sold to Alabama Power Company ("Alabama Power"). The average price per ton of coal sold increased $1.64 from $42.85 in 1996 to $44.49 in 1997 as a result of higher prices realized in the worldwide metallurgical market and a greater percentage of tonnage sold to Alabama Power at above-market contract prices. Methane gas sales volumes were 7.6 billion cubic feet in 1997 versus 6.8 billion cubic feet in 1996. The average selling price per thousand cubic feet, which included a monthly reservation fee of $675,000, was $3.75 in 1997 versus $3.32 in 1996. The group's operating income in 1997 was $27.6 million compared to an operating loss of $105.9 million in 1996. Coal production costs of $36.73 per ton in 1997 were slightly higher than 1996 costs of $36.12 per ton. Operating income of $27.6 million in 1997 includes settlement of a legal claim related to a theft of coal inventory from the Port of Mobile, Alabama, partially offset by a charge relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program. The operating loss of $105.9 million in 1996 included a $120.4 million FASB 121 write-down of fixed assets to estimated fair market values at two coal mines (see Note 5 of "Notes to Consolidated Financial Statements") and firefighting and idle plant costs of $16 million, principally associated with a fire at Blue Creek Mine No. 5 ("Mine No. 5") in November 1995. From December 1995 through March 1997, Mine No. 5 accelerated development of its eastern reserves. While in development, the mine's costs ($40.7 million) were capitalized.

    As a result of a previous fire that began in Mine No. 5 on November 17, 1993, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption coverage. When the insurers refused to pay their pro rata portion of the claim, the Company and Jim Walter Resources commenced litigation seeking to enforce such insurance. The Company has entered into settlement with several insurers who, in the aggregate, have paid approximately $12.4 million to date, reducing the contract claims to approximately $12.6 million. The Company and Jim Walter Resources continue to pursue litigation against the remaining carriers, and a trial is tentatively scheduled for October 1997 (see Note 12 of "Notes to Consolidated Financial Statements").

    Cost of sales, exclusive of depreciation, of $980.2 million was 78.4% of net sales in 1997 versus $987.4 million and 80.9% in 1996. Cost of sales in 1996 was adversely impacted by firefighting and idle plant costs associated with the Mine No. 5 fire. In addition, 1997 costs were favorably affected by decreases in the cost of scrap iron, the major raw material used in the manufacture of ductile iron pressure pipe.

    Selling, general and administrative expenses of $144.7 million were 9.6% of net sales and revenues in 1997 versus $135.8 million and 9.1% in 1996. The increases principally reflect higher expenses at Jim Walter Homes and Jim Walter Resources as previously discussed.

    Interest and amortization of debt expense was $179.3 million in 1997 versus $208.7 million in 1996, reflecting lower outstanding debt balances and reduced interest rates resulting from a debt refinancing completed on January 22, 1996. The average rate of interest in 1997 was 8.1% compared to 9.1% in 1996. The prime interest rate ranged from 8.25% to 8.5% in 1997 compared to a range of 8.25% to 9.0% in 1996.

    The Company's effective tax rate in 1997 and 1996 differed from the statutory tax rate due to amortization of goodwill and the FASB 121 write-off of goodwill of $22.9 million (in 1996), which are not deductible for tax purposes, and percentage depletion. Also, in the fiscal 1996 fourth quarter, the Company recorded approximately $27 million of non-recurring tax benefits resulting from utilization of a capital loss carry forward, the Company's election to carry its 1995 net operating loss forward rather than back to prior years (thereby avoiding the effect of a rate difference and loss of certain tax credits), and other miscellaneous tax adjustments (see Note 9 of "Notes to Consolidated Financial Statements" for further discussion of income taxes).

    Net income for the year ended May 31, 1997 was $37.1 million compared to a net loss of $84.7 million in 1996, reflecting all of the previously mentioned factors as well as the impact of lower postretirement health benefits in 1997. The loss in fiscal 1996 includes an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write-off of deferred financing costs resulting from the debt refinancing completed in January 1996.

YEARS ENDED MAY 31, 1996 AND PRO FORMA 1995

    Net sales and revenues for the year ended May 31, 1996 were $50.9 million, or 3.6%, ahead of the prior year with a 3.0% increase in pricing and/or product mix and a 0.6% increase in volume. This increase was the result of improved sales and revenues in all operating groups.

    Homebuilding and Financing Group sales and revenues were $5.9 million, or 1.5%, ahead of the prior year. This performance reflects a 5.2% increase in the average net selling price per home sold, from $40,200 in 1995 to $42,300 in 1996, partially offset by an 8.9% decrease in the number of homes sold, from 4,126 units in 1995 to 3,760 units in 1996. The higher average net selling price reflects a greater percentage of "90% complete" homes sold in the current year and a price increase instituted February 1, 1995 to compensate for higher building material costs. The decrease in unit sales resulted from extremely competitive conditions in virtually every Jim Walter Homes sales region. The relatively low mortgage interest rate environment and higher availability of mortgage financing for home buyers adversely affected Jim Walter Homes' sales volumes. In an effort to generate additional unit sales, Jim Walter Homes in December 1995 reduced its financing rate from 10% to 8.5% for its "90% complete" homes on a trial basis and, in March 1996, began formally advertising the lower rate. Jim Walter Homes' backlog at May 31, 1996 was 1,957 units compared to 1,529 units at May 31, 1995, a 28% increase. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $222.2 million in 1995 to $231.1 million in 1996 due to increased payoffs received in advance of maturity and an increase in the average balance per account, partially offset by a reduction in the total number of accounts. Operating income of $63.4 million (net of interest expense) was $18.4 million greater than the prior year. This performance reflected higher time charge income and improved homebuilding gross profit margins (resulting from a higher average net selling price per home sold and lower lumber costs) and lower interest expense in 1996 ($128.2 million) as compared to that incurred in 1995 ($131.6 million), partially offset by the lower number of homes sold.

    Water Transmission Products Group sales and revenues were $8.5 million, or 2.1%, ahead of the prior year. The increase was the result of higher sales prices, partially offset by reduced volumes for ductile iron pressure pipe, fittings and castings. Sales volumes were negatively impacted by severe winter weather conditions and delays in federal funding for planned water and sewer pipeline projects. The order backlog at May 31, 1996 was 121,734 tons compared with 121,548 tons at May 31, 1995. Operating income of $10.5 million was $2.4 million below the prior year. The lower performance resulted from the lower sales volumes and higher raw material costs, especially for scrap iron and alloys which are major raw material components, partially offset by higher sales prices.

    Natural Resources Group sales and revenues exceeded the prior year by $30.8 million, or 9.3%. The increase resulted from greater sales volumes for coal and methane gas, a higher average selling price for coal, higher outside gas and timber royalty income and a $3.7 million gain (in 1996) from the sale of gas royalty interests in certain mineral properties. Gains from sales of certain excess real estate were $6.1 million in each year. A total of 7.61 million tons of coal was sold in 1996 versus 7.20 million tons in 1995, a 5.7% increase resulting from greater shipments to certain export customers, partially offset by lower shipments to Alabama Power and Japanese steel mills. The average price per ton of coal sold increased $1.51, from $41.34 in 1995 to $42.85 in 1996, due to higher prices realized in the worldwide metallurgical market and to Alabama Power. Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings. Representatives of Jim Walter Resources, MSHA, Alabama State Mine Inspectors and the UMWA agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata portion of the claim, the Company commenced litigation seeking to enforce such insurance. The insurers issued policies insuring various percentages of the risk. The Company has entered into settlements with several insurers who, in the aggregate, paid approximately $11.7 million through May 31, 1996, reducing the contract claims in the lawsuit to $12.7 million. The Company and Jim Walter Resources continue to pursue litigation against the remaining carriers, and a trial is tentatively scheduled for October 1997 (see Note 12 of "Notes to Consolidated Financial Statements"). In November 1995, Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated that the mine be shut down for several weeks. The affected coal panels on the western side of the mine were then sealed off and development work on the eastern side of the Mine was ongoing from December 1995 through May 1996. Such development work was completed in March 1997. Jim Walter Resources' three other mines remained in full production during 1996 and 1995. The group incurred an operating loss of $105.9 million in 1996 as compared to operating income of $22.3 million in 1995. The lower performance reflects a $120.4 million FASB 121 write-down of fixed assets to estimated fair market values at two coal mines (see Note 5 of "Notes to Consolidated Financial Statements") and firefighting and idle plant costs of $16 million, principally associated with the fire at Mine No. 5. These factors were partially offset by increased sales volumes of coal and methane gas, a higher average sales price for coal, higher gas and timber royalty income, the $3.7 million gain (in 1996) from the sale of certain gas royalty interests and slightly lower costs per ton of coal produced ($36.12 in 1996 versus $37.13 in 1995).

    Industrial Products Group sales and revenues were $6.0 million, or 2.1%, greater than the prior year. Increased selling prices for furnace and foundry coke, aluminum foil products, window components and metal building and foundry products combined with greater sales volumes of furnace and foundry coke, resin-coated sand and patterns and tooling were partially offset by lower aluminum sheet products selling prices and volumes and reduced sales volumes of window components and metal building and foundry products. The group's operating loss in 1996 was $10.4 million compared to operating income of $6.6 million in 1995. This performance reflects a $22.9 million FASB 121 write-off of excess of purchase price over net assets acquired (goodwill) (see Note 5 of "Notes to Consolidated Financial Statements") lower window components sales volume, higher raw material costs and reduced efficiencies due to prolonged start-up problems associated with the consolidation and relocation of JW Window Components' Hialeah, Florida and Columbus, Ohio operations to Elizabethton, Tennessee. These decreases were partially offset by increased margins realized on aluminum sheet and foil products, furnace coke and resin-coated sand.

    Cost of sales, exclusive of depreciation, of $987.4 million was 80.9% of net sales in 1996 versus $951.4 million and 80.5% in 1995. The cost of sales increase was primarily the result of lower gross profit margins for pipe products, window components, patterns, tooling and metal building and foundry products, combined with firefighting and idle plant costs principally associated with the fire at Mine No. 5. These increases were partially offset by improved profit margins on home sales, aluminum foil and sheet products, furnace coke and resin-coated sand.

    Selling, general and administrative expenses of $135.8 million were 9.1% of net sales and revenues in 1996 versus $130.6 million and 9.1% in 1995.

    Interest and amortization of debt expense was $208.7 million in 1996 versus $223.2 million, on a pro forma basis in 1995, reflecting lower outstanding debt balances and reduced interest rates resulting from the debt refinancing completed on January 22, 1996. The average rate of interest in 1996 was 9.1% as compared to 9.8%, on a pro forma basis in 1995. The prime interest rate ranged from 8.25% to 9.0% in 1996 compared to a range of 7.25% to 9.0% in 1995.

    The Company's effective tax rate in 1996 and, on a pro forma basis, in 1995 differed from the statutory tax rate due to amortization of goodwill and the FASB 121 write-off of goodwill of $22.9 million (in 1996) which are not deductible for tax purposes. In addition, in the fiscal 1996 fourth quarter, the Company recorded approximately $27 million of non-recurring tax benefits resulting from utilization of a capital loss carry forward, the Company's election to carry forward its net operating loss (thereby avoiding the effect of a rate difference and loss of certain tax credits), and other miscellaneous tax adjustments (see Note 9 of "Notes to Consolidated Financial Statements" for further discussion of income taxes).

    On January 22, 1996, the Company completed a $550 million financing with a syndicate of banks led by NationsBank National Association (South). The financing consisted of a $365 million revolving credit facility (the "Revolving Credit Facility"), a six-year $125 million term loan ("Term Loan A") and a $60 million seven-year term loan ("Term Loan B") (collectively, the "Credit Facilities"). Proceeds from the financing, together with $75 million drawn under the Mid-State Trust V Variable Funding Loan Agreement, were used to redeem in full the $490 million aggregate amount of 12.19% Series B Senior Notes due 2000 (the "Senior Notes") at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption and to replace an existing $150 million bank credit facility, both of which were incurred as a result of the Company's emergence from bankruptcy in March 1995. The Company recorded an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write-off of unamortized debt expense related to the early repayment of the Senior Notes and the $150 million bank credit facility (see Note 8 of "Notes to Consolidated Financial Statements").

    The net loss for the year ended May 31, 1996 was $84.7 million compared to a net loss of $38.3 million, on a pro forma basis, in 1995 reflecting all of the previously mentioned factors as well as the impact of higher postretirement health benefits in 1996.

YEARS ENDED MAY 31, 1995 AND 1994

    Net sales and revenues for the year ended May 31, 1995 were $113.8 million, or 8.6%, greater than the prior year, with a 7.0% increase in volume and a 1.6% increase in pricing and/or product mix. The increase in net sales and revenues was the result of improved sales and revenues in all operating groups except Homebuilding and Financing.

    Industrial Products Group sales and revenues were $56.7 million, or 25.2%, greater than the prior year. Increased sales volumes of aluminum foil and sheet products, foundry coke, chemicals, patterns and tooling, resin-coated sand, window components and metal building and foundry products, combined with higher selling prices for aluminum foil and sheet products, furnace coke, window components and metal building and foundry products and a $3.6 million gain from the sale of JW Window Components' Hialeah, Florida facility were partially offset by reduced sales volumes of furnace coke and slag wool. The Group's operating income of $6.6 million was $3.3 million lower than the prior year. The decrease was the result of higher manufacturing costs in the window components business due to increased raw material costs, especially aluminum, a major raw material component, start-up costs associated with the consolidation and relocation during 1995 of JW Window Components' Hialeah, Florida and Columbus, Ohio, operations to Elizabethton, Tennessee and reduced operating efficiencies, including start-up problems associated with the relocation of Vestal Manufacturing's steel fabrication operation in May 1994. These decreases were partially offset by increased income for aluminum foil and sheet, foundry coke, chemicals, patterns and tooling and resin-coated sand due to the sales increases, improved gross profit margins for furnace coke and the gain from the Hialeah facility sale.

    Water Transmission Products Group sales and revenues were $55.2 million, or 15.5%, ahead of the prior year. The increase was the result of higher sales volumes and prices for ductile iron pressure pipe, valves, hydrants and castings. The order backlog for pressure pipe at May 31, 1995 was 121,548 tons compared to 111,907 tons at May 31, 1994. Operating income of $13.0 million exceeded the prior year by $3.0 million. The improved performance resulted from the increased sales prices and volumes, partially offset by higher raw material costs, especially scrap, a major raw material component.

    Natural Resources Group sales and revenues were $14.1 million, or 4.4%, greater than the prior year. The increase resulted from greater sales volumes for coal and a $6.1 million gain from the sale of excess real estate, partially offset by lower sales prices for coal and methane gas and lower outside coal and gas royalty income. A total of 7.20 million tons of coal was sold in 1995 versus
6.56 million tons in 1994, a 9.8% increase. The increase in tonnage sold was the result of increased shipments to Alabama Power and certain export customers, partially offset by lower shipments to Japanese steel mills. Increased shipments to Alabama Power were the result of the New Alabama Power Contract for the sale and purchase of coal, replacing the 1979 contract and the 1988 amendment thereto. Under the New Alabama Power Contract, Alabama Power will purchase 4.0 million tons of coal per year from Jim Walter Resources during the period July 1, 1994 through August 31, 1999. The New Alabama Power Contract has a fixed price subject to an escalation based on the Consumer Price Index or another appropriate published index and adjustments for government impositions and quality. The New Alabama Power Contract includes favorable modifications of specification, shipping deviations and changes in transportation arrangements. The average price per ton of coal sold decreased $2.79 from $44.13 in 1994 to $41.34 in 1995 due to lower prices realized on shipments to Alabama Power, the Japanese steel mills and certain export customers. Mine No. 5 was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of a fire due to spontaneous combustion heatings. Representatives of Jim Walter Resources, MSHA, Alabama State Mine Inspectors and the UMWA agreed that the longwall coal panel being mined in Mine No. 5, at the time the fire recurred in April 1994, would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fire, the Company and Jim Walter Resources claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. (See Note 12 of Notes to Consolidated Financial Statements.) Operating income of $22.3 million exceeded the prior year by $21.4 million. The improved performance principally resulted from the increased sales volumes of coal, lower costs per ton of coal produced ($37.13 in 1995 versus $38.29 in 1994) and the gain on the sale of certain excess real estate, partially offset by decreases in selling prices for coal and methane gas and lower outside coal and gas royalty income.

    Homebuilding and Financing Group sales and revenues were $16.9 million, or 4.0%, below the prior year. This performance reflects a 4.7% decrease in the number of homes sold, from 4,331 units in 1994 to 4,126 units in 1995, partially offset by an increase in the average selling price per home sold, from $38,300 in 1994 to $40,200 in 1995. The decrease in unit sales was due to strong competition in virtually every Jim Walter Homes sales region. The higher average selling price in 1995 principally reflects a smaller percentage of the lower priced Affordable line homes sold. Jim Walter Homes' backlog at May 31, 1995 was 1,529 units compared to 2,065 units at May 31, 1994. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) decreased from $238.1 million in 1994 to $222.2 million in 1995. The decrease in time charge income is attributable to a reduction in the total number of accounts and lower payoffs received in advance of maturity, partially offset by an increase in the average balance per account in the portfolio. The Group's operating income of $45.0 million (net of interest expense) was $16.6 million below the prior year. This decrease resulted from the lower number of homes sold, reduced homebuilding gross profit margins resulting from discounts related to sales promotions on certain models, the decrease in time charge income and higher interest expense in 1995 ($131.6 million) as compared to that incurred in 1994 ($128.8 million), partially offset by the increase in the average selling price per home sold.

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

FINANCIAL CONDITION

    On March 17, 1995, the Company and its subsidiaries emerged from bankruptcy pursuant to the Consensual Plan. Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy

Court continues to have jurisdiction over the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan.

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed by the Internal Revenue Service for taxes, interest and penalties in the amount of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987; $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989; and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. These proofs of claim represent total adjustments to taxable income of approximately $360 million for all tax periods at issue. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. Included in the proofs of claim is an adjustment to taxable income disallowing a deduction of approximately $51 million for hedging losses incurred during fiscal 1988. This issue was conceded by the Internal Revenue Service pursuant to a joint stipulation of parties approved by the Bankruptcy Court by an order dated January 3, 1997. The Company believes that the balance of such proofs of claim are substantially without merit and intends to vigorously defend such claims against the Company, but there can be no assurance as to the ultimate outcome.

    Since May 31, 1996, total debt has decreased $145.7 million resulting from early repayments, net of borrowings, on the Revolving Credit Facility ($89.0 million), quarterly principal payments on Term Loan A and Term Loan B ($16.0 million), scheduled payments of Mid-State Trust II Mortgage-Backed Notes ($87.0 million), scheduled payments of Mid-State Trust III Asset Backed Notes ($30.7 million), scheduled payments of Mid-State Trust IV Asset Backed Notes ($61.1 million) and scheduled retirements of other long-term debt ($0.9 million), partially offset by borrowings under the Mid-State Trust V Variable Funding Loan Agreement ($139.0 million).

    The Credit Facilities contain a $365 million revolving credit facility which includes a sub-facility for trade and other standby letters of credit up to $75 million at any time outstanding and a sub-facility for swingline advances not to exceed/limited to $15 million at any time outstanding. At May 31, 1997, $40.0 million of letters of credit were outstanding under this facility.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage ratios, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in compliance with these covenants at May 31, 1997 and believes it will meet these financial tests over the remaining terms of these debt agreements.

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1997, cash and cash equivalents net of bank overdrafts, were approximately $10.3 million. Operating cash flows for the year ended May 31, 1997, together with issuance of long-term debt under the Revolving Credit Facility and the Mid-State Trust V Variable Funding Loan Agreement, were primarily used for working capital requirements, retirement of long-term senior debt, interest payments and capital expenditures.

    Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at May 31, 1997 are not material; however, it is estimated that gross capital expenditures for the Company and its subsidiaries for the year ending May 31, 1998 will approximate $105 million.

    Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, prior years' results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. On June 11, 1997, Mid-State purchased from Mid-State Trust V mortgage instalment notes having a gross amount of $1.196 billion and an economic balance of $462.3 million and subsequently sold such mortgage instalment notes to Mid-State Trust VI ("Trust VI"), a business trust organized by Mid-State which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance by Trust VI of $439.2 million of Trust VI Asset Backed Notes. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used primarily to pay down the Mid-State Trust V Variable Funding Loan Agreement indebtedness of $384.0 million. It is anticipated that one or more permanent financings similar to Mid-State Trust VI will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that, under present operating conditions, sufficient operating cash flow will be generated to make all required interest and principal payments, planned capital expenditures and meet substantially all operating needs. It is further expected that amounts available under the Credit Facilities will be sufficient to meet peak operating needs of the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

    This Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this Form 10-K, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to pages 5 through 7 of the Proxy Statement (the "Proxy Statement") included in the Schedule 14A filed by the Company with the Securities and Exchange Commission (the "Commission") on August 12, 1997 under the Securities Exchange Act of 1934, as amended. Certain information with respect to executive officers is included in Part I, Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to pages 13 through 21 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 10 through 12 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to page 9 of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Financial Statements and Schedules--See Index to Financial Statements on page F-1.

        (b) Reports on Form 8-K--None

        (c) Exhibits--See Index to Exhibits on page E-1 and E-2.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          WALTER INDUSTRIES, INC.

               August 27, 1997                              /s/ DEAN M. FJELSTUL
                                              ------------------------------------------------
                                                  Dean M. Fjelstul, Senior Vice President
                                                      and Principal Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               August 27, 1997                             /s/ KENNETH E. HYATT*
                                              ------------------------------------------------
                                                        Kenneth E. Hyatt, Chairman,
                                                  Director and Principal Executive Officer

               August 27, 1997                              /s/ RICHARD E. ALMY*
                                              ------------------------------------------------
                                                 Richard E. Almy, Executive Vice President,
                                                  Director and Principal Operating Officer

               August 27, 1997                           /s/ HOWARD L. CLARK, JR.*
                                              ------------------------------------------------
                                                       Howard L. Clark, Jr., Director

               August 27, 1997                              /s/ JAMES B. FARLEY*
                                              ------------------------------------------------
                                                         James B. Farley, Director

               August 27, 1997                              /s/ ELIOT M. FRIED*
                                              ------------------------------------------------
                                                          Eliot M. Fried, Director

               August 27, 1997                               /s/ PERRY GOLKIN*
                                              ------------------------------------------------
                                                           Perry Golkin, Director

               August 27, 1997                             /s/ JAMES L. JOHNSON*
                                              ------------------------------------------------
                                                         James L. Johnson, Director

               August 27, 1997                             /s/ MICHAEL T. TOKARZ*
                                              ------------------------------------------------
                                                        Michael T. Tokarz, Director

               August 27, 1997                              /s/ JAMES W. WALTER*
                                              ------------------------------------------------
                                                         James W. Walter, Director

               August 27, 1997                             /s/ DEAN M. FJELSTUL*
                                              ------------------------------------------------
                                                  Dean M. Fjelstul, Senior Vice President
                                                      and Principal Financial Officer

               August 27, 1997                               /s/ FRANK A. HULT
                                              ------------------------------------------------
                                                 Frank A. Hult, Vice President, Controller
                                                      and Principal Accounting Officer

                   /s/ FRANK A. HULT
             ------------------------------
                     Frank A. Hult
  *By:              Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGES
                                                                                                    --------------

Walter Industries, Inc. and Subsidiaries

  Report of Independent Certified Public Accountants..............................................       F-2

  Consolidated Balance Sheet--May 31, 1997 and 1996...............................................       F-3

  Consolidated Statement of Operations for the Three Years Ended
    May 31, 1997..................................................................................       F-4

  Consolidated Statement of Cash Flows for the Three Years Ended
    May 31, 1997..................................................................................       F-5

  Notes To Consolidated Financial Statements......................................................   F-6 to F-28

  Financial Statement Schedules for the three years ended May 31, 1997:

  Report of Independent Certified Public Accountants On Financial
    Statement Schedules...........................................................................       F-29

  Schedule III--Valuation and Qualifying Accounts.................................................   F-30 to F-32

    All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Walter Industries, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Tampa, Florida

July 10, 1997

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                 MAY 31,
                                                                                       ---------------------------
                                                                                           1997          1996
                                                                                       ------------  -------------

                                                                                             (IN THOUSANDS)
                                       ASSETS
Cash and cash equivalents (Notes 3 and 14)...........................................  $     35,782  $      32,543
Short-term investments, restricted (Notes 3 and 14)..................................       195,371        175,432
Marketable securities (Notes 3 and 14)...............................................        41,222         49,338
Instalment notes receivable (Notes 4, 8 and 14)......................................     4,256,845      4,208,252
  Less--Provision for possible losses................................................       (26,394)       (26,138)
        Unearned time charges........................................................    (2,896,517)    (2,851,961)
                                                                                       ------------  -------------
          Net........................................................................     1,333,934      1,330,153
Trade receivables....................................................................       170,236        178,847
  Less--Provision for possible losses................................................        (8,225)        (8,180)
                                                                                       ------------  -------------
          Net........................................................................       162,011        170,667
Other notes and accounts receivable..................................................        20,880         21,055
Inventories, at lower of cost (first in, first out or average) or market
  Finished goods.....................................................................       117,949        124,456
  Goods in process...................................................................        32,291         32,798
  Raw materials and supplies.........................................................        52,066         51,674
  Houses held for resale.............................................................         3,068          2,517
                                                                                       ------------  -------------
          Total inventories..........................................................       205,374        211,445
Prepaid expenses.....................................................................        11,862         11,937
Property, plant and equipment, at cost (Notes 5 and 6)...............................       978,006        888,991
  Less--Accumulated depreciation, depletion and amortization.........................      (409,830)      (347,455)
                                                                                       ------------  -------------
          Net........................................................................       568,176        541,536
Investments..........................................................................         5,112          6,646
Deferred income taxes (Note 9).......................................................       109,023        155,171
Unamortized debt expense (Note 8)....................................................        22,793         29,548
Other assets (Note 13)...............................................................        41,671         44,971
Excess of purchase price over net assets acquired (Notes 1, 5 and 7).................       274,174        310,935
                                                                                       ------------  -------------
                                                                                       $  3,027,385  $   3,091,377
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdrafts (Note 3).............................................................  $     25,523  $      28,194
Accounts payable.....................................................................        86,418         74,330
Accrued expenses.....................................................................       131,768        120,477
Income taxes payable (Note 9)........................................................        58,884         56,238
Long-term senior debt (Notes 4, 8 and 14):
  Mortgage-backed/asset backed notes.................................................     1,752,125      1,791,946
  Other senior debt..................................................................       313,450        419,350
Accrued interest.....................................................................        23,220         28,819
Accumulated postretirement health benefits obligation (Note 13)......................       268,959        247,827
Other long-term liabilities (Note 13)................................................        47,626         47,502
Stockholders' equity (Notes 1, 10 and 11):
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,063,412 shares and 54,868,335 shares..................................           551            549
  Capital in excess of par value.....................................................     1,164,261      1,159,332
  Retained earnings (deficit)........................................................      (840,744)      (877,861)
  Excess of additional pension liability over unrecognized
    prior years service cost.........................................................        (4,656)        (5,326)
                                                                                       ------------  -------------
          Total stockholders' equity.................................................       319,412        276,694
                                                                                       ------------  -------------
                                                                                       $  3,027,385  $   3,091,377
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                FOR THE YEARS ENDED MAY 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------

                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Sales and revenues:
  Net sales.............................................................  $  1,251,022  $  1,220,397  $  1,181,635
  Time charges (Note 4).................................................       231,388       231,104       222,221
  Miscellaneous.........................................................        24,651        34,134        30,838
  Interest income from Chapter 11 proceedings (Note 1)..................       --            --              7,628
                                                                          ------------  ------------  ------------
                                                                             1,507,061     1,485,635     1,442,322
                                                                          ------------  ------------  ------------
Cost and expenses:
  Cost of sales.........................................................       980,235       987,354       951,381
  Depreciation, depletion and amortization (Note 6).....................        71,814        74,341        72,037
  Selling, general and administrative...................................       144,703       135,840       130,616
  Postretirement health benefits (Note 13)..............................        22,710        27,129        25,961
  Provision for possible losses.........................................         3,340         4,367         4,485
  Chapter 11 costs (Note 1).............................................       --            --            442,362
  Interest and amortization of debt discount and expense (Notes 1 and
    8)..................................................................       179,291       208,690       304,548
  Amortization of excess of purchase price over net assets acquired
    (Note 7)............................................................        34,870        39,096        40,027
  Long-lived asset impairment (Note 5)..................................       --            143,265       --
                                                                          ------------  ------------  ------------
                                                                             1,436,963     1,620,082     1,971,417
                                                                          ------------  ------------  ------------
                                                                                70,098      (134,447)     (529,095)
Income tax benefit (expense) (Note 9):
  Current...............................................................        (8,244)         (621)       80,754
  Deferred..............................................................       (24,737)       55,776        89,696
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary item.................................        37,117       (79,292)     (358,645)
Extraordinary item--loss on debt repayment (net of income tax benefit of
  $2,910) (Note 8)......................................................       --             (5,404)      --
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $     37,117  $    (84,696) $   (358,645)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income (loss) per share (Note 10):
  Income (loss) before extraordinary item...............................  $        .67  $      (1.56) $      (7.10)
  Extraordinary item....................................................       --               (.10)      --
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $        .67  $      (1.66) $      (7.10)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED MAY 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------

                                                                                           (IN THOUSANDS)
OPERATIONS
  Income (loss) before extraordinary item........................................  $  37,117  $ (79,292) $(358,645)
  Charges to income not affecting cash:
    Settlement of Chapter 11 claims with debt and new common stock...............     --         --        444,752
    Depreciation, depletion and amortization.....................................     71,814     74,341     72,037
    Provision for deferred income taxes..........................................     24,737    (55,776)   (89,696)
    Accumulated postretirement health benefits obligation (Note 13)..............     21,132     19,416     18,449
    Provision for other long-term liabilities....................................      1,336     (4,034)       294
    Amortization of excess of purchase price over net assets acquired (Note 7)...     34,870     39,096     40,027
    Amortization of debt discount and expense....................................      6,914      7,250     11,783
    Long-lived asset impairment (Note 5).........................................     --        143,265     --
                                                                                   ---------  ---------  ---------
                                                                                     197,920    144,266    139,001
  Decrease (increase) in:
    Short-term investments, restricted (Notes 3 and 14)..........................    (19,939)   (47,430)   (20,450)
    Marketable securities (Notes 3 and 14).......................................      8,116     20,534     92,168
    Instalment notes receivable, net (a).........................................     (3,781)    30,875     (1,849)
    Trade and other receivables, net.............................................      8,831     (8,900)   (44,009)
    Federal income tax receivable................................................     --         99,875    (99,875)
    Inventories..................................................................      6,071    (15,008)   (23,858)
    Prepaid expenses.............................................................         75        757     (1,359)
    Deferred income taxes (Note 9)...............................................     21,411    (79,941)    --
  Increase (decrease) in:
    Bank overdrafts (Note 3).....................................................     (2,671)    (5,552)     3,867
    Accounts payable.............................................................     14,850     (7,361)    28,925
    Accrued expenses.............................................................     11,937      7,054     28,242
    Income taxes payable (Note 9)................................................      2,646      2,977    (15,348)
    Accrued interest.............................................................     (5,599)    (9,033)    24,156
                                                                                   ---------  ---------  ---------
      Cash flows from operations.................................................    239,867    133,113    109,611
                                                                                   ---------  ---------  ---------
FINANCING ACTIVITIES
  Issuance of long-term senior debt (Notes 4, 8 and 14)..........................    159,000    680,000    974,450
  Additions to unamortized debt expense..........................................       (159)    (6,045)   (17,153)
  Extraordinary item-loss on debt repayment......................................     --         (5,404)    --
  Charge to income not affecting cash:
    Write off of unamortized debt expense........................................     --          3,414     --
    Provision for deferred income tax............................................     --         (2,910)    --
  Retirement of long-term senior debt (Notes 4, 8 and 14)........................   (304,721)  (689,074)  (120,250)
  Disposition of liabilities subject to Chapter 11 proceedings...................      3,427    (63,932)  (604,044)(b)
  Payment of accrued postpetition interest on Chapter 11 secured debt
    obligations..................................................................     --         --       (244,334)
  Fractional share payments......................................................        (13)        (8)    --
                                                                                   ---------  ---------  ---------
    Cash flows used in financing activities......................................   (142,466)   (83,959)   (11,331)
                                                                                   ---------  ---------  ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of normal retirements..........    (98,454)   (73,485)   (76,966)
  Decrease (increase) in investments and other assets............................      4,292     (1,261)    (4,442)
                                                                                   ---------  ---------  ---------
    Cash flows used in investing activities......................................    (94,162)   (74,746)   (81,408)
                                                                                   ---------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents...........................      3,239    (25,592)    16,872
  Cash and cash equivalents at beginning of year (Notes 3 and 14)................     32,543     58,135     41,263
                                                                                   ---------  ---------  ---------
  Cash and cash equivalents at end of year (Notes 3 and 14)......................  $  35,782  $  32,543  $  58,135
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $173,418,000, $148,749,000 and $155,236,000 and cash collections on account and payouts in advance of maturity of $169,637,000, $179,624,000 and $153,387,000, for the years ended May 31, 1997, 1996 and
    1995, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--RECENT HISTORY

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

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                       FOR THE YEAR ENDED MAY 31, 1995
                                                                   ----------------------------------------
                                                                   AS REPORTED   ADJUSTMENTS    PRO FORMA
                                                                   ------------  -----------  -------------

                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNT)
Sales and revenues:
  Net sales......................................................  $  1,181,635               $   1,181,635
  Time charges...................................................       222,221                     222,221
  Miscellaneous..................................................        30,838                      30,838
  Interest income from Chapter 11 proceedings....................         7,628   $  (7,628)(1)            --
                                                                   ------------  -----------  -------------
                                                                      1,442,322      (7,628)      1,434,694
                                                                   ------------  -----------  -------------
Cost and expenses:
  Cost of sales..................................................       951,381                     951,381
  Depreciation, depletion and amortization.......................        72,037                      72,037
  Selling, general and administrative............................       130,616                     130,616
  Postretirement health benefits.................................        25,961                      25,961
  Provision for possible losses..................................         4,485                       4,485
  Chapter 11 costs...............................................       442,362    (442,362)(2)
  Interest and amortization of debt discount and expense.........       304,548     (81,364)(3)       223,184
  Amortization of excess of purchase price over net assets
    acquired.....................................................        40,027                      40,027
                                                                   ------------  -----------  -------------
                                                                      1,971,417    (523,726)      1,447,691
                                                                   ------------  -----------  -------------
                                                                       (529,095)    516,098         (12,997)

Income tax benefit (expense).....................................       170,450    (195,730)(4)       (25,280)
                                                                   ------------  -----------  -------------
Net income (loss)................................................  $   (358,645)  $ 320,368   $     (38,277)
                                                                   ------------  -----------  -------------
                                                                   ------------  -----------  -------------
Net loss per share...............................................                             $        (.75)(5)
                                                                                              -------------
                                                                                              -------------
Weighted average shares outstanding..............................                                50,988,626

------------------------

                                                        (FOOTNOTES ON NEXT PAGE)

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--RECENT HISTORY (CONTINUED)
FOOTNOTES FOR PRECEDING PAGE)

Changes from the historical financial statement in the pro forma consolidated statement of operations consist of the following adjustments:

(1) Interest income from Chapter 11 proceedings of $7,628,000, which would not have been realized assuming the Consensual Plan became effective June 1, 1994, has been eliminated.

(2) Chapter 11 costs of $442,362,000, which would not have been incurred assuming the Consensual Plan became effective June 1, 1994, have been eliminated.

(3) Interest and amortization of debt discount and expense has been reduced $81,364,000 to give retroactive effect as if all indebtedness to be repaid pursuant to the Consensual Plan was so done as of June 1, 1994 and the $490 million of Series B Senior Notes had been outstanding for the full year ended May 31, 1995. Borrowings under the Trust IV Asset Backed Notes were assumed to increase during the period June 1, 1994 through November 30, 1994 proportionately with the comparable period increase in the outstanding economic balance of the instalment notes sold by Mid-State to Trust IV on March 16, 1995. Borrowings under the Trust V Variable Funding Loan Agreement were based on 78% of Jim Walter Homes' credit sales during the six-month period December 1, 1994 through May 31, 1995. This time period is subsequent to the Trust IV cut-off date for purchases of instalment notes from Mid-State. No working capital borrowings were assumed under the Bank Credit Facility. Pro forma interest expense, however, includes letter of credit fees and unused working capital commitment fees.

(4) The provision for income taxes has been adjusted at the applicable statutory rates to give effect to the pro forma adjustments described above.

(5) Net loss per share has been computed based on the weighted average number of common shares outstanding (including 494,313 additional shares of Common Stock issued six months after the Effective Date of the Consensual Plan, but not including 3,880,140 additional shares which have been issued to an escrow account and would be anti-dilutive).

NOTE 2--PRINCIPLES OF CONSOLIDATION

    The Company, through its direct and indirect subsidiaries, currently offers a diversified line of products and services for homebuilding, water and waste water transmission, coal mining and related degasification, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform with the fiscal 1997 presentation.

NOTE 3--CASH AND CASH EQUIVALENTS, RESTRICTED SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include short-term deposits and highly liquid investments which have original maturities of three months or less and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--CASH AND CASH EQUIVALENTS, RESTRICTED SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED) accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as bank overdrafts.

    Restricted short-term investments include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV and V ($101,467,000) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($79,706,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($14,198,000).

    Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115-- "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values.

NOTE 4--INSTALMENT NOTES RECEIVABLE

    The instalment notes receivable arise from sales of partially finished homes to customers for time payments primarily over periods of twelve to thirty years and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes, Inc. ("Jim Walter Homes") are usually for 100% of the purchase price of the home and the instalment notes receivable currently carry either an 8.5% or 10% annual percentage rate, without points or closing costs. Revenue and income from the sale of homes is included in income upon completion of construction and legal transfer to the customer. The buyer's ownership of the land and the improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. Of the gross amount of $4,256,845,000 an amount of $3,967,340,000 is due after one year. Instalment payments estimated to be receivable within each of the five years from May 31, 1997 are $289,505,000, $284,802,000, $277,990,000,
$270,327,000 and $262,932,000, respectively, and $2,871,289,000 after five years. Of the gross amount of instalment notes receivable of $4,256,845,000, 19%, 12% and 11% are secured by homes located in the states of Texas, Mississippi and Florida, respectively. Time charges are included in equal parts in each monthly payment and are taken into income as collected. This method approximates the interest method since a much larger provision for loan losses and other expenses would be required if time charge income were accelerated. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 2.78% and 3.14% of total instalment notes receivable at May 31, 1997 and 1996, respectively.

    Mid-State Homes, Inc. ("Mid-State") purchases instalment notes from Jim Walter Homes on homes constructed and sold by Jim Walter Homes and services such instalment mortgage notes. Mid-State Trust II ("Trust II"), Mid-State Trust III ("Trust III") and Mid-State Trust IV ("Trust IV") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust III and Trust
IV. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of the Trust II Mortgage-Backed Notes, the Trust III Asset Backed Notes and the Trust IV Asset Backed Notes. The assets of Trust II, Trust III and Trust IV, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, III and IV for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--INSTALMENT NOTES RECEIVABLE (CONTINUED) to the Company and its subsidiaries. The gross amount of instalment notes receivable at May 31, 1997 was $4,256,845,000 and had an economic balance of $2,019,581,000. The economic balance of an account is the present value of the future scheduled monthly payments due on the account. Such present value is calculated by discounting the remaining future scheduled monthly payments on an account by the effective financing rate. The effective financing rate is determined by calculating the discount rate which, when applied in a present value calculation, results in the present value of all originally scheduled monthly payments on such account being equal to the original amount financed. In effect, the economic balance of an account is the amount of principal that can be amortized by the instalment payments due over the remaining term of the account at the effective financing rate. Instalment notes receivable owned by Trust II had a gross book value of $966,072,000 and an economic balance of $609,227,000; receivables owned by Trust III had a gross book value of $364,872,000 and an economic balance of $195,535,000; and receivables owned by Trust IV had a gross book value of $1,612,880,000 and an economic balance of $704,532,000. Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes. At May 31, 1997, receivables owned by Trust V had a gross book value of $1,310,206,000 and an economic balance of $509,059,000 (see Note 8). Instalment notes receivable not pledged to the trusts had a gross book value of $2,815,000 and an economic balance of $1,228,000.

NOTE 5--LONG-LIVED ASSET IMPAIRMENT

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 C "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("FASB 121") which became effective for fiscal years beginning after December 15, 1995 (fiscal year 1997 for the Company). The Company elected to adopt FASB 121 during the third quarter of fiscal 1996 as a result of significant adverse changes in the results of operations during fiscal 1996, principally in the Natural Resources business segment. A fire which resulted from the unexpected recurrence of spontaneous combustion heatings at Jim Walter Resources' Mine No. 5 at the end of the fiscal second quarter, as well as various geological problems at the three other coal mines during portions of the year, led to the conclusion that there was an impairment of fixed assets within the Natural Resources segment.

    After performing a review for asset impairment at each of the Company's business segments and applying the principles of measurement contained in FASB 121, the Company recorded a charge against earnings in 1996 of $143,265,000 before tax ($101,125,000 after tax). The charge included a $120,400,000 pre-tax ($78,260,000 after tax) write-down of fixed assets at two coal mines in the Natural Resources segment to their estimated fair market values. Fair market values were based principally on expected future discounted cash flows. In addition, a $22,865,000 write-off of excess of purchase price over net assets acquired was recorded in the Industrial Products segment, substantially all of which was at JW Window Components, Inc. Adoption of this standard had no impact on cash flow.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows (see Note 5):

                                                                               MAY 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Land and minerals.....................................................  $  150,667  $  150,708
Land improvements.....................................................      20,476      18,143
Buildings and leasehold improvements..................................     106,004      98,452
Mine development costs................................................      80,363      47,930
Machinery and equipment...............................................     597,357     548,562
Construction in progress..............................................      23,139      25,196
                                                                        ----------  ----------
  Total...............................................................  $  978,006  $  888,991
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company provides depreciation for financial reporting purposes principally on the straight line method over the useful lives of the assets. Assets (primarily mine development costs) extending for the full life of a coal mine are depreciated on the unit of production basis. For federal income tax purposes, accelerated methods are used for substantially all eligible properties. The depreciable property categories and the principal rates for depreciation used are as follows:

Land improvements.......................................  3.5% to 10%
Buildings...............................................  2% to 20%
Leasehold improvements..................................  Over term of leases
Mine development costs..................................  Over life of mines
Machinery and equipment.................................  3.5% to 33.3%

    Depletion of minerals is provided based on estimated recoverable quantities.

    The Company has capitalized interest on qualifying properties in accordance with Statement of Financial Accounting Standards No. 34. Interest capitalized for the years ended May 31, 1997, 1996 and 1995 was immaterial.

    Rental expense for all operating leases was $12.0 million, $11.0 million and $10.0 million for the fiscal years ended May 31, 1997, 1996 and 1995, respectively. Future minimum payments under noncancelable operating leases at May 31, 1997 are: 1998, $11.3 million; 1999, $7.8 million; 2000, $6.7 million;
2001, $6.6 million; and 2002, $5.4 million.

NOTE 7--EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

    The excess of purchase price over net assets acquired in connection with the acquisition of Original Jim Walter is being amortized over periods ranging up to twenty years. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. The Company measures impairment of goodwill based upon estimated future undiscounted cash flows from operations of the related business unit (see Note 5). At May 31, 1997, the accumulated amortization of goodwill was approximately $478.1 million. At May 31, 1997, the net unamortized balance of goodwill is not considered to be impaired.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT

    Long-term debt, in accordance with its contractual terms, consisted of the following at each year end:

                                                                                                 MAY 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------

                                                                                              (IN THOUSANDS)
Senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility.........................................................  $    146,000  $    235,000
    Term Loan A.......................................................................       106,250       121,250
    Term Loan B.......................................................................        58,750        59,750
    Other.............................................................................         2,450         3,350
                                                                                        ------------  ------------
                                                                                             313,450       419,350
                                                                                        ------------  ------------
  Mid-State Trusts
    Trust II Mortgage-Backed Notes....................................................       410,000       497,000
    Trust III Asset Backed Notes......................................................       116,934       147,669
    Trust IV Asset Backed Notes.......................................................       841,191       902,277
    Trust V Variable Funding Loan.....................................................       384,000       245,000
                                                                                        ------------  ------------
                                                                                           1,752,125     1,791,946
                                                                                        ------------  ------------
      Total...........................................................................  $  2,065,575  $  2,211,296
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Interest paid in cash for the years ended May 31, 1997, 1996 and 1995 was $179,749,000, $220,959,000 and $437,357,000, respectively.

    On January 22, 1996, the Company completed a $550 million financing with a syndicate of banks led by NationsBank National Association (South). The financing consisted of a $365 million revolving credit facility ("Revolving Credit Facility"), a $125 million six-year term loan ("Term Loan A") and a $60 million seven-year term loan ("Term Loan B") (collectively the "Credit Facilities"). Proceeds from the financing, together with $75 million drawn under the Trust V Variable Funding Loan Agreement, were used to redeem in full $490 million aggregate amount of Series B Senior Notes Due 2000 (the "Senior Notes") at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption and to replace the existing $150 million bank credit facility, both issued in connection with the Company's emergence from bankruptcy in March 1995. The Company recorded an extraordinary loss of $8,314,000 ($5,404,000 net of income tax benefit) consisting of a redemption premium and the write-off of unamortized debt expense related to the early repayment of the Senior Notes and the $150 million bank credit facility. The Credit Facilities are secured by a pledge of intercompany notes and stock of certain subsidiaries of the Company. Net cash proceeds from certain asset sales must be applied to permanently reduce the Credit Facilities and, beginning with fiscal year ending May 31, 1997, 50% of the excess cash flow (as defined in the Credit Facilities) must be used to permanently reduce Term Loan A and Term Loan B.

    The Revolving Credit Facility is a six-year non-amortizing facility which includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. Interest, at the option of the Company, is at (i) the greater of
(a) the Prime Rate or (b) the Federal Funds Effective Rate plus .50%, or (ii) a LIBOR rate plus an Applicable Margin of .75% to 1.75% (based upon a leverage

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
ratio pricing grid). At May 31, 1997, the weighted average interest rate was 7.73%. A commitment fee ranging from .25% to .50% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The fee for outstanding letters of credit is priced at the Applicable Margin less .375%. At May 31, 1997, there were no swingline borrowings outstanding under this facility; however, letters of credit in the aggregate face amount of $39,967,000 have been issued thereunder.

    Term Loan A interest, at the option of the Company is at (i) the greater of
(a) the Prime Rate or (b) the Federal Funds Effective Rate plus .50%, or (ii) a LIBOR rate plus .75% to 1.75% (based upon a leverage ratio pricing grid). Scheduled principal payments to be made in each of the five years from May 31, 1997 are $16,250,000, $21,250,000, $25,000,000, $25,000,000 and $18,750,000,
respectively. At May 31, 1997, the weighted average interest rate was 6.87%

    Term Loan B interest is at LIBOR plus 2% to 2.25% (based upon a leverage ratio pricing grid). At May 31, 1997, the interest rate was 7.88%. Scheduled principal payments in each of the five years from May 31, 1997 are $1,000,000, $1,000,000, $1,000,000, $1,000,000 and $11,750,000, respectively.

    The Trust II Mortgage-Backed Notes (see Note 4) were issued in five classes in varying principal amounts. Three of the classes have been fully repaid. The two remaining classes, A3 and A4, bear interest at the rates of 9.35% and 9.625%, respectively. Interest on each class of notes is payable quarterly on each January 1, April 1, July 1 and October 1 (each a "Payment Date"). On each Payment Date, regular scheduled principal payments will be made on the Class A3 and Class A4 Notes in order of maturity. Maturities of the balance of these Mortgage-Backed Notes range from April 1, 1998 for the Class A3 Notes to April 1, 2003 for the Class A4 Notes. The Class A3 and Class A4 Notes are subject to special principal payments and the Class A4 Notes may be subject to optional redemption under specified circumstances. The scheduled principal amount of notes maturing in each of the five years from May 31, 1997 is $87,000,000, $64,600,000, $64,600,000, $64,600,000 and $64,600,000, respectively.

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

    On March 3, 1995, Trust V entered into the three-year $500 million Variable Funding Loan Agreement with Enterprise Funding Corporation, an affiliate of NationsBank National Association, as lender, and NationsBank National Association (Carolinas) as Administrative Agent. It is contemplated that this facility will be an evergreen three-year facility with periodic paydowns from the proceeds of permanent financings similar to those done by Trusts II, III and
IV. The facility currently matures on March 3, 2000. Accordingly, the $384 million of borrowings outstanding at May 31, 1997 has been classified as long-term debt. Interest is based on the cost of A-1 and P-1 rated commercial paper plus .50%. The commitment fee on the unused portion of the facility is
 .20%.

    On June 11, 1997, Mid-State purchased from Mid-State Trust V mortgage instalment notes having a gross amount of $1,196,479,000 and an economic balance of $462,287,000 and subsequently sold such

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
mortgage instalment notes to Mid-State Trust VI ("Trust VI"), a business trust organized by Mid-State which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance by Trust VI of $439,150,000 of Trust VI Asset Backed Notes. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used primarily to pay down the Trust V indebtedness of $384,000,000.

    The Company has traditionally used interest rate swaps as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks:
(i) current risk on interest rates related to debt which has floating rates and
(ii) risk of interest and proceeds in refinancing from short-term to long-term certain indebtedness secured by the fixed rate instalment notes receivable generated by its homebuilding business. At May 31, 1997, Trust V had in place a swap agreement with a notional amount of $360 million under which it pays a fixed interest rate of 5.25% and receives interest based on commercial paper rates. This swap was in effect until June 30, 1997, it accreted monthly and was designed to offset the interest rate risk of the Trust V Variable Funding Loan Agreement. Also at May 31, 1997, Trust V had in place forward swaps totaling $150 million notional amount which were to start June 30, 1997 and run for 10 years at a blended monthly fixed rate of 7.25%. At that time, Trust V was to receive interest based on prevailing commercial paper rate levels. On May 15, 1997, in order to offset refinancing risk, Trust V entered into a rate swap agreement with a notional amount of $250 million under which Trust V was to pay a fixed rate of 6.62%. This transaction had a termination date of June 13, 1997. With the creation of Trust VI on June 11, 1997, all swap agreements were terminated. Since interest rates have declined over the past year, Trust VI coupon levels were below those originally expected. This lower level of interest cost served to mitigate the losses incurred ($8.6 million) on the swap agreements at termination. These losses will be deferred and amortized over the life of Trust VI.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in compliance with these covenants at May 31, 1997.

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restricts the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 1997.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES

    Income tax expense (benefit) is made up of the following components:

                                       MAY 31, 1997            MAY 31, 1996             MAY 31, 1995
                                  ----------------------  -----------------------  ----------------------
                                    CURRENT    DEFERRED     CURRENT     DEFERRED    CURRENT     DEFERRED
                                  -----------  ---------  -----------  ----------  ----------  ----------

                                                              (IN THOUSANDS)
United States...................   $   4,745   $  25,697   $    (799)  $  (54,846) $  (80,445) $  (88,815)
State and local.................       3,499        (960)      1,420         (930)       (309)       (881)
                                  -----------  ---------  -----------  ----------  ----------  ----------
  Total.........................   $   8,244   $  24,737   $     621   $  (55,776) $  (80,754) $  (89,696)
                                  -----------  ---------  -----------  ----------  ----------  ----------
                                  -----------  ---------  -----------  ----------  ----------  ----------

    In fiscal 1997 and 1995, the Company paid federal income tax of approximately $3.0 million and $30.6 million, respectively. In fiscal 1997, the Company received a refund of federal income tax of $21.4 million due to a net operating loss carryback. In fiscal 1996, the Company received a refund of federal income tax of $22.2 million paid in a previous year as estimated payments. State income taxes paid in 1997 and 1995 were approximately $2.6 million and $4.0 million respectively, while state income taxes refunded in fiscal 1996 were approximately $100,000.

    The Company complies with Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes" ("FASB 109"). FASB 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements or tax returns. FASB 109 generally considers all expected future events other than changes in tax law or rates.

    The income tax expense (benefit) before extraordinary item at the Company's effective tax rate differed from the statutory rate as follows:

                                                                       FOR THE YEARS ENDED MAY 31,
                                                                     -------------------------------
                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Statutory tax rate.................................................       35.0%     (35.0)%     (35.0)%
Effect of:
  State and local income tax.......................................        2.3         .2        (.2)
  Percentage depletion.............................................       (8.8)      (2.6)       (.5)
  Amortization of excess of purchase price over net assets acquired
    and FASB 121 charge............................................       17.5       16.2        2.7
  Benefit of capital loss carryforward.............................     --           (5.9)      (1.5)
  Adjustment of prior years net operating loss carryforward........     --           (5.0)    --
  Effect of rate difference and avoidance of loss of credits on net
    operating loss due to carryforward election....................         .5       (9.1)       2.3
  Other, net.......................................................         .5         .2     --
                                                                           ---  ---------  ---------
Effective tax rate.................................................       47.0%     (41.0)%     (32.2)%
                                                                           ---  ---------  ---------
                                                                           ---  ---------  ---------

    In fiscal 1996, the tax benefit related to the extraordinary item approximated the statutory rate and is deferred federal income tax.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES (CONTINUED)

    Deferred tax liabilities (assets) are comprised of the following:

                                                                              MAY 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------

                                                                           (IN THOUSANDS)
Instalment sales method for instalment notes receivable in prior
  years.............................................................  $    27,504  $    34,691
Depreciation........................................................       84,721       78,462
Difference in basis of assets under purchase accounting.............       18,536       20,424
Net operating loss carryforward.....................................      (91,230)    (155,283)
Accrued expenses....................................................      (46,101)     (39,034)
Postretirement benefits other than pensions.........................     (102,453)     (94,431)
                                                                      -----------  -----------
  Total deferred tax (asset) liability..............................  $  (109,023) $  (155,171)
                                                                      -----------  -----------
                                                                      -----------  -----------

    The Revenue Act of 1987 eliminated the instalment sales method of tax reporting for instalment sales after December 31, 1987.

    As a result of the loss incurred in the 1996 fiscal year, the Company recorded a deferred tax asset of $25.0 million. During fiscal 1997, the Company elected to carry the 1996 loss back to prior years rather than forward, resulting in a refund of federal income taxes of $21.4 million, which was accordingly charged against the deferred tax asset. The election to carry back the net operating loss generated a tax charge of approximately $400,000 in the fourth quarter of fiscal 1997 due to the effect of the rate difference and other miscellaneous tax adjustments.

    During fiscal 1996, the Company elected to carry a 1995 loss forward rather than back to prior years, which generated a tax benefit of approximately $19 million in the fourth quarter of fiscal 1996 due to the effect of the rate difference, avoidance of loss of credits and other miscellaneous tax adjustments. Also during the fourth quarter of fiscal 1996, the Company utilized its capital loss carryforward of approximately $22.8 million. The Company's net operating loss carryforward at May 31, 1997 approximates $242.1 million, which will expire in fiscal 2010. The Company's minimum tax credit carryforward at May 31, 1997 approximates $6.5 million.

    Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of loss and credit carryforwards. The reorganization under the Consensual Plan created an ownership change in fiscal 1995; therefore, $164.6 million of the remaining net operating loss carryforward is subject to the annual limitation. However, the Company believes that the annual limitation will not affect the realization of the net operating loss carryforward, which is expected to be fully utilized by fiscal 1999.

    The Company allocates federal income tax expense (benefit) to its subsidiaries based on their separate taxable income (loss).

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed by the Internal Revenue Service for taxes, interest and penalties in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. These proofs of

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES (CONTINUED)
claim represent total adjustments to taxable income of approximately $360 million for all tax periods at issue. Objections to the proofs of claim have been filed by the Company, and the various issues are being litigated in the Bankruptcy Court. Included in the proofs of claim is an adjustment to taxable income disallowing a deduction of approximately $51 million for hedging losses incurred during fiscal year 1988. This issue was conceded by the Internal Revenue Service pursuant to a joint stipulation of parties approved by the Bankruptcy Court by an order dated January 3, 1997. The Company believes that the balance of such proofs of claim are substantially without merit and intends to defend vigorously such claims; however, there can be no assurance as to the ultimate outcome.

NOTE 10--STOCKHOLDERS' EQUITY

    The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of May 31, 1997, 55,063,412 shares of common stock were outstanding. On June 24, 1997, the Company repurchased 1,387,092 shares of outstanding common stock and such shares are being held as treasury stock.

    Pursuant to the Consensual Plan, 494,313 shares were issued on September 13, 1995 to all former stockholders as of the Effective Date of the Consensual Plan. Also on September 13, 1995, pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and canceled.

    Pursuant to the Consensual Plan, a total of 54,868,766 shares of common stock were to be issued to creditors and former stockholders of the Company. The plan of reorganization originally proposed by certain creditors and committees (the "Creditors Plan") provided that subordinated bondholders could elect to receive "Qualified Securities" (cash and/or new senior notes) in lieu of common stock of the Company. The Consensual Plan confirmed by the Bankruptcy Court, which technically constituted a modification of the Creditors Plan kept in place the bondholders election. Certain subordinated bondholders, however, were unable to provide documentation evidencing their right to receive Qualified Securities within the two year time frame prescribed by the Consensual Plan. As a result, approximately 212,000 additional shares of common stock were issued in lieu of Qualified Securities in 1997. In addition, certain former stockholders did not tender their shares, which resulted in approximately 17,000 shares not being issued.

    Primary net income per share in 1997 was computed by dividing net income by the monthly weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include the number of shares issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the average market price of the common stock during the year. Primary net loss per share in 1996 does not include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan because such issuance would be anti-dilutive. Fully diluted net income (loss) per share is not materially different from primary net income (loss) per share.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    Changes in stockholders' equity for the two years ended May 31, 1997 are summarized as follows:

                                                                                                           EXCESS OF
                                                            COMMON STOCK                                  ADDITIONAL
                                                       ----------------------   CAPITAL IN    RETAINED      PENSION
                                                        SHARES     PAR VALUE      EXCESS      EARNINGS     LIABILITY
                                                       ---------  -----------  ------------  -----------  -----------
                                                                               (IN THOUSANDS)
Balance at May 31, 1995..............................     50,494   $     505   $  1,159,384  $  (793,165)  $  (5,950)
Stock issued.........................................      4,374          44            (44)
Fractional share payments............................                                    (8)
Net loss.............................................                                            (84,696)
Reverse excess of additional pension liability.......                                                            624
                                                       ---------       -----   ------------  -----------  -----------
Balance at May 31, 1996..............................     54,868         549      1,159,332     (877,861)     (5,326)
Stock issued, net....................................        195           2          4,942
Fractional share payments............................                                   (13)
Net income...........................................                                             37,117
Reverse excess of additional pension liability.......                                                            670
                                                       ---------       -----   ------------  -----------  -----------
Balance at May 31, 1997..............................     55,063   $     551   $  1,164,261  $  (840,744)  $  (4,656)
                                                       ---------       -----   ------------  -----------  -----------
                                                       ---------       -----   ------------  -----------  -----------

    In management's opinion, information for fiscal 1995 is not relevant given the significant change in the Company's capital structure which occurred as a result of the Company's reorganization pursuant to the Consensual Plan (see Note
1).

    In February 1997, Statement of Financial Accounting Standards No. 128--"Earnings per Share" ("FASB 128"), was issued. FASB 128 will be effective for both interim and annual periods ending after December 15, 1997 and will require a restatement of previously reported earnings per share. Under FASB 128, "basic" earnings per share will replace the reporting of "primary" earnings per share. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" earnings per share will be replaced by "diluted" earnings per share under FASB 128. The calculation of diluted earnings per share is similar to that of fully diluted earnings per share under existing accounting pronouncements. Basic earnings per share and diluted earnings per share are not expected to be significantly different from primary net income per share and fully diluted net income per share as calculated by the Company for the years ended May 31, 1997 or 1996.

NOTE 11--STOCK OPTIONS

    Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995, an aggregate of 3,000,000 shares of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SARs") and stock awards. The maximum number of such shares with respect to which stock options or SARs may be granted to any employee during which the plan is in effect is 500,000 shares and the aggregate number of such shares that may be used in settlement of stock awards is 1,000,000 shares. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board, but no option will be exercisable after the tenth anniversary of the date on which it is granted. The option price

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--STOCK OPTIONS (CONTINUED)
per share may not be less than the fair market value of a share on the date the option is granted. Information on stock options is summarized as follows:

                                                        1997                    1996
                                                ---------------------  -----------------------
                                                            WEIGHTED                WEIGHTED
                                                             AVERAGE                 AVERAGE
                                                            EXERCISE                EXERCISE
                                                  SHARES      PRICE      SHARES       PRICE
                                                ----------  ---------  ----------  -----------
Outstanding at beginning of year..............   1,487,000  $  14.120      --       $  --
Granted.......................................   1,219,000     12.313   1,500,000      14.120
Exercised.....................................      --         --          --          --
Canceled......................................     (36,001)    13.571     (13,000)     14.125
                                                ----------             ----------
Outstanding at end of year....................   2,669,999     13.301   1,487,000      14.120
                                                ----------             ----------
                                                ----------             ----------
Exercisable at end of year....................     487,333     14.118      --
                                                ----------             ----------
                                                ----------             ----------

                                                                 OPTIONS
                            OPTIONS OUTSTANDING                EXERCISABLE
                 -----------------------------------------  ------------------
                     NUMBER          WEIGHTED AVERAGE             NUMBER
                 OUTSTANDING AT    REMAINING CONTRACTUAL      EXERCISABLE AT
EXERCISE PRICES   MAY 31, 1997         LIFE (YEARS)            MAY 31, 1997
---------------  --------------  -------------------------  ------------------
      12.313         1,208,000                 9.2                  --
      14.063           153,000                 8.2                  51,000
      14.125         1,308,999                 8.2                 436,333
                 --------------                                    -------
                     2,669,999                 8.7                 487,333
                 --------------                                    -------
                 --------------                                    -------

    Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("FASB 123"), the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                                                                       1997
                                                                                     ---------
Pro forma net income...............................................................  $  35,314
                                                                                     ---------
                                                                                     ---------
Pro forma net income per share.....................................................  $     .64
                                                                                     ---------
                                                                                     ---------

    The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the year ended May 31, 1997: (1) risk free interest rate of 7.36%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 29.3%.

    The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm who purchases in the open market, as agent for the Company, as many shares of common stock as such funds will permit for the accounts of the participants. The amount of stock purchased depends upon the market prices of the common stock at the time the purchases are made. The total number of shares which may be purchased

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--STOCK OPTIONS (CONTINUED)
under the plan is 500,000. Total shares purchased under the plan in 1997 were approximately 200,000, and the Company's contribution was approximately $400,000.

NOTE 12--LITIGATION

VEIL-PIERCING SUITS

    Beginning in early 1989, the Company and certain of its officers, directors and shareholders were named as co-defendants in a number of lawsuits brought by persons ("Asbestos Claimants") claiming that the Company should be held liable for all asbestos-related liabilities of The Celotex Corporation ("Celotex") and its parent, Jim Walter Corporation ("JWC"). The stock of a predecessor of JWC ("Original Jim Walter") was acquired by a company known as Hillsborough Acquisition Corporation ("HAC"), a former subsidiary of the Company, pursuant to a 1988 leveraged buyout (the "LBO"). Asserting a variety of theories of derivative liability, including piercing the corporate veil, the suits alleged, among other things, that Original Jim Walter was liable for all asbestos-related liabilities of Celotex and that the distribution by HAC of substantially all of its assets to the Company pursuant to the LBO was a fraudulent conveyance (the "Veil-Piercing Suits").

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

    In April 1994, the Bankruptcy Court ruled in favor of the Company on all of the claims asserted in the Adversary Proceeding. The ruling was affirmed by the United States District Court for the Middle District of Florida (the "District Court") in October 1994. Thereafter, a settlement (the "Veil-Piercing Settlement") was entered into among the Company, certain of its creditors, Celotex, JWC and representatives of the Asbestos Claimants pursuant to which all the Veil-Piercing Suits would be dismissed and the Company and its officers, directors and relevant stockholders would be released from all liabilities relating to the LBO or associated with asbestos-related liabilities of Celotex or JWC. The Veil-Piercing Settlement is embodied in the Amended Joint Plan of Reorganization Dated as of December 9, 1994 as modified on March 1, 1995 (as so modified the "Consensual Plan") that was confirmed by the Bankruptcy Court pursuant to an order signed on March 2, 1995. The Consensual Plan binds all known and unknown claimants and enjoins such persons or entities from bringing any suits against the Company in the future for asbestos or LBO related claims. Dismissal of the Veil-Piercing Suits is in process and all of these suits will be dismissed in the near future pursuant to the terms of the Veil-Piercing Settlement and the Consensual Plan.

    In March 1996, the Company, together with various other parties, filed an adversary proceeding with the Bankruptcy Court, naming Celotex and JWC as defendants. In this proceeding the Company and the other named plaintiffs allege that Celotex and JWC breached the Veil-Piercing Settlement by failing to propose and use their best efforts to obtain confirmation of a Chapter 11 plan for Celotex that included an injunction issued pursuant to Section 524(g) of the Bankruptcy Code or other similar injunctive relief

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--LITIGATION (CONTINUED)
acceptable to each of the parties to the Veil-Piercing Settlement. Although all Veil-Piercing claims by Asbestos Claimants were resolved as part of the Consensual Plan, the Company believes that Section 524(g) affords additional statutory protection to the Company against the possibility of such claims in the future.

    On May 28, 1996, the Bankruptcy Court issued an order granting in part the Company's motion for summary judgment and denying the motions for summary judgment filed by Celotex and JWC. The Bankruptcy Court found, among other things, that the plan of reorganization filed by Celotex in its Chapter 11 proceeding did not comply with the terms of the Veil-Piercing Settlement. The Bankruptcy Court's May 28, 1996 Order was appealed by Celotex and JWC.

    In October 1996, Celotex and various other parties in the Celotex bankruptcy announced to the Court in the Celotex Bankruptcy (the "Celotex Bankruptcy Court") that an agreement had been reached between Celotex and each of its creditor groups pursuant to a Modified Joint Plan of Reorganization (the "Celotex Modified Plan") which, among other things, superseded and replaced all prior plans. The Celotex Modified Plan contains a provision for a Section 524(g) injunction as to all asbestos claimants. The Celotex Modified Plan was approved by a vote of the Celotex creditors and in December 1996 the Celotex Bankruptcy Court entered an Order confirming the Celotex Modified Plan. The Celotex Modified Plan became effective as of May 30, 1997. As a result of the Celotex Modified Plan containing a provision for a Section 524(g) injunction and such Plan having become effective, the Company believes that the appeal of Celotex and JWC of the Bankruptcy Court's May 28, 1996 Order is now moot and that the only issue which remains in that adversary proceeding is whether the Company and other plaintiffs are entitled to collect attorneys' fees and expenses from Celotex and JWC with respect to the prosecution of the adversary proceeding.

SUIT BY THE COMPANY AND JIM WALTER RESOURCES, INC. FOR BUSINESS INTERRUPTION
  LOSSES

    On May 31, 1995, the Company and Jim Walter Resources, Inc. ("JWR") filed a lawsuit in the Circuit Court for Tuscaloosa County, Alabama (Civil Action No. CV-95-625) against certain insurers. The lawsuit arises out of a spontaneous combustion fire that began in JWR's underground coal mine No. 5 on November 17, 1993. Efforts to control the fire caused a blockage in the tunnels, corridors, and passageways necessary to conduct mining, so mining operations temporarily ceased. After JWR believed that the fire had been extinguished or brought under control, JWR resumed its mining operations. JWR subsequently detected that the intensity of the fire had increased substantially, making it necessary to seal off portions of the mine and to lose permanently certain corridors and passageways necessary to the continued mining of the longwall panel then being mined. JWR's longwall mining was interrupted until another longwall panel could be prepared. In addition to the mining of coal, JWR produces natural gas from wells drilled into the mine, and production of the gas from the area of the lost longwall panel was also lost. As a result of the fire, the Company and JWR claimed compensable losses in the amount of $25 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the lawsuit described above was commenced.

    The complaint filed by the Company and JWR seeks payment of the amounts claimed to be due under the insurance policies in question and a declaratory judgment that the policies in question are not void or voidable due to any alleged failure to disclose or a lack of fortuity. Certain of the insurers have counterclaimed for rescission on the basis of nondisclosure and lack of fortuity. The Company and JWR also seek a declaratory judgment stating that each of the insurers is liable for its pro rata share of the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--LITIGATION (CONTINUED)
business interruption loss. In addition, the Company and JWR have asserted a claim for bad faith refusal to pay against certain insurers.

    The insurers issued policies insuring various percentages of the risk. The Company has entered into settlements with several insurers who, in the aggregate, have paid approximately $12.4 million to date, reducing the contract claims in the lawsuit to approximately $12.6 million. The Company and JWR continue to pursue the litigation against the remaining carriers, and a trial is tentatively scheduled for October 1997.

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

    Subsequent to September 23, 1994, the balloting agent filed with the bankruptcy Court two (2) separate voting certificates.

    In preparing to make distributions to subordinated bondholders, it came to the attention of the Company that certain schedules associated with the certifications were inaccurate. As a result, the Company reviewed all ballots that the balloting agent claimed to be in its possession and determined that discrepancies existed between the schedules and certain of the ballots cast by subordinated bondholders.

    The Company filed a motion with the Bankruptcy Court seeking to amend the schedules. In April 1995, an order was entered reflecting the Bankruptcy Court's decision to permit the amendment of the schedules in certain respects but not others (the "April Order").

    Appeals from the April Order were filed with the District Court by various bondholders. In November 1996, the District Court entered an order granting the Company's motion to dismiss and dismissing as moot all appeals in this matter. No appeal of the District Court's Order was taken and that Order is now final.

INCOME TAX LITIGATION

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 9--Income Taxes for a more complete explanation.

MISCELLANEOUS LITIGATION

    The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--LITIGATION (CONTINUED)
results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.

NOTE 13--PENSION AND OTHER EMPLOYEE BENEFITS

    The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Total pension expense for the years ended May 31, 1997, 1996 and 1995, was $7.6 million, $11.8 million and $8.2 million, respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

    The net pension costs for Company administered plans are as follows:

                                                               FOR THE YEARS ENDED MAY 31,
                                                            ----------------------------------
                                                               1997        1996        1995
                                                            ----------  ----------  ----------

                                                                      (IN THOUSANDS)
Service cost-benefits earned during the period............  $    6,644  $    6,072  $    5,817
Interest cost on projected benefit obligation.............      17,589      16,972      16,174
Actual loss (return) on assets............................     (28,532)    (35,347)      4,304
Net amortization and deferral.............................       8,680      20,236     (21,377)
                                                            ----------  ----------  ----------
  Net pension costs.......................................  $    4,381  $    7,933  $    4,918
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    The following table sets forth the funded status of Company administered plans:

                                                                       MAY 31, 1997                MAY 31, 1996
                                                                --------------------------  --------------------------
                                                                      PLANS IN WHICH              PLANS IN WHICH
                                                                --------------------------  --------------------------

                                                                   ASSETS     ACCUMULATED      ASSETS     ACCUMULATED
                                                                   EXCEED       BENEFITS       EXCEED       BENEFITS
                                                                ACCUMULATED      EXCEED     ACCUMULATED      EXCEED
                                                                  BENEFITS       ASSETS       BENEFITS       ASSETS
                                                                ------------  ------------  ------------  ------------
                                                                                    (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits.............................................   $  166,103    $   46,853    $  149,542    $   50,941
  Non-vested benefits.........................................        7,444         1,525         6,815         1,585
                                                                ------------  ------------  ------------  ------------
                                                                 $  173,547    $   48,378    $  156,357    $   52,526
                                                                ------------  ------------  ------------  ------------
                                                                ------------  ------------  ------------  ------------
Plan assets at fair value, primarily stocks and bonds.........   $  213,726    $   33,341    $  189,728    $   34,609
Projected benefit obligations.................................      207,610        48,430       188,422        54,008
                                                                ------------  ------------  ------------  ------------
Plan assets in excess of (less than) projected benefit
  obligations.................................................        6,116       (15,089)        1,306       (19,399)
Unamortized portion of transition (asset) obligation at June
  1, 1986.....................................................       (7,524)        2,918        (9,185)        4,021
Unrecognized net loss from actual experience different from
  that assumed................................................        6,743         4,758        13,191         6,124
Prior service cost not recognized.............................          633         3,695           618         3,595
Contribution to plans after measurement date..................          103         1,126        --             1,042
                                                                ------------  ------------  ------------  ------------
Prepaid (accrued) pension cost................................        6,071        (2,592)        5,930        (4,617)
Additional liability..........................................       --           (11,294)       --           (12,507)
                                                                ------------  ------------  ------------  ------------
Prepaid pension cost (pension liability) recognized in the
  balance sheet...............................................   $    6,071    $  (13,886)   $    5,930    $  (17,124)
                                                                ------------  ------------  ------------  ------------
                                                                ------------  ------------  ------------  ------------

    The projected benefit obligations were determined using an assumed discount rate of 7.50% in fiscal 1997 and 1996 and, where applicable, an assumed increase in future compensation levels of 4.50% in fiscal 1997 and 1996. The assumed long-term rate of return on plan assets was 9% and 8% in fiscal 1997 and 1996, respectively.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
    Under the labor contract with the United Mine Workers of America, Jim Walter Resources makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities. The Company estimates that its allocated portion of the unfunded vested benefits liabilities of these plans amounted to approximately $34.7 million at May 31, 1997. However, although the net liability can be estimated, its components, the relative position of each employer with respect to actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company.

    The Company provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company's postretirement benefit plans are not funded. Postretirement benefit costs were $22.7 million in 1997, $27.1 million in 1996 and $26.0 million in 1995. Amounts paid for postretirement benefits were $7.3 million in 1997, $7.7 million in 1996 and $7.5 million in 1995.

    The net periodic postretirement benefit cost includes the following components:

                                                                 FOR THE YEARS ENDED MAY 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------

                                                                       (IN THOUSANDS)
Service cost.................................................  $   7,642  $   8,668  $   8,491
Interest cost................................................     14,990     18,701     17,470
Net amortization and deferral................................         78       (240)    --
                                                               ---------  ---------  ---------
  Net periodic postretirement benefit cost...................  $  22,710  $  27,129  $  25,961
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The accumulated postretirement benefits obligation at May 31, 1997 and 1996 are as follows:

                                                                               MAY 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Retirees..............................................................  $   81,731  $   93,380
Fully eligible, active participants...................................      37,189      32,896
Other active participants.............................................     106,493     132,026
                                                                        ----------  ----------
Accumulated postretirement benefit obligation.........................     225,413     258,302
Unrecognized net gain (loss)..........................................      43,546     (10,475)
                                                                        ----------  ----------
Postretirement benefit liability recognized in the balance sheet......  $  268,959  $  247,827
                                                                        ----------  ----------
                                                                        ----------  ----------

    The principal assumptions used to measure the accumulated postretirement benefit obligation include a discount rate of 7.50% in fiscal 1997 and 1996 and a health care cost trend rate of 8.50% declining to 5.25% over a eight year period and remaining level thereafter in fiscal 1997 and a health care cost trend rate of 9.50% declining to 5.25% over a nine year period in fiscal 1996. A one percent increase in trend rates would increase the accumulated postretirement benefit obligation by 18% and increase net periodic postretirement benefit cost for 1997 by 21%.

    Certain subsidiaries of the Company maintain profit sharing plans. The total cost of these plans for the years ended May 31, 1997, 1996 and 1995 was $3.4 million, $2.9 million and $3.0 million, respectively.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
    In February 1997, a reduction in the salaried workforce at Jim Walter Resources was completed under a voluntary early retirement program. The total cost of this program was $6.2 million.

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FASB 107") requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are allowed under FASB 107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar financial instruments. Furthermore, FASB 107 fair value disclosures do not purport to be the amount which could be attained in immediate settlement of the financial instrument. Fair value estimates are not necessarily more relevant than historical cost values and have limited usefulness in evaluating long-term assets and liabilities held in the ordinary course of business. Accordingly, management believes that the disclosures required by FASB 107 have limited relevance to the Company and its operations.

        The following methods and assumptions were used to estimate fair value disclosures:

        Cash and cash equivalents, restricted short term investments and marketable securities--The carrying amounts reported in the balance sheet approximate fair value.

        Instalment notes receivable--The estimated fair value of instalment notes receivable at May 31, 1997 was in the range of $2.0 billion to $2.1 billion. The estimated fair value is based upon valuations prepared by an investment banking firm as of May 31, 1997. The value of mortgage-backed instruments such as instalment notes receivable are very sensitive to changes in interest rates.

        Debt--The estimated fair value of long term debt at May 31, 1997 was $2.142 billion based on current yields for comparable debt issues or prices for actual transactions.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION

    Information relating to the Company's business segments is set forth below.

                                                                                FOR THE YEARS ENDED MAY 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------

                                                                                       (IN THOUSANDS)
Sales and Revenues:
  Homebuilding and financing............................................  $    440,749  $    413,078  $    407,172
  Water transmission products...........................................       419,813       419,984       411,442
  Natural resources (a).................................................       345,011       362,948       332,151
  Industrial products...................................................       299,851       287,230       281,280
  Corporate.............................................................         1,637         2,395        10,277
                                                                          ------------  ------------  ------------
    Consolidated sales and revenues (b)(c)..............................  $  1,507,061  $  1,485,635  $  1,442,322
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Contributions to Operating Income (d)(e):
  Homebuilding and financing (f)........................................  $     81,731  $     63,390  $     44,954
  Water transmission products...........................................        13,986        10,517        12,965
  Natural resources (g).................................................        27,595      (105,929)       22,314
  Industrial products (g)...............................................        21,433       (10,406)        6,570
                                                                          ------------  ------------  ------------
                                                                               144,745       (42,428)       86,803

Less-Unallocated corporate interest and other expense (h)...............       (74,647)      (92,019)     (615,898)
  Income tax benefit (expense)..........................................       (32,981)       55,155       170,450
                                                                          ------------  ------------  ------------
    Income (loss) before extraordinary item.............................  $     37,117  $    (79,292) $   (358,645)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Depreciation, Depletion and Amortization:
  Homebuilding and financing............................................  $      3,311  $      3,279  $      3,336
  Water transmission products...........................................        17,010        18,636        16,520
  Natural resources.....................................................        38,107        38,652        41,434
  Industrial products...................................................        11,696        11,890         9,073
  Corporate.............................................................         1,690         1,884         1,674
                                                                          ------------  ------------  ------------
    Total...............................................................  $     71,814  $     74,341  $     72,037
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Gross Capital Expenditures:
  Homebuilding and financing............................................  $      5,617  $      3,735  $      4,192
  Water transmission products...........................................        14,479        12,888        15,538
  Natural resources.....................................................        54,999        53,576        46,214
  Industrial products...................................................        25,968        12,792        24,692
  Corporate.............................................................           692           532           681
                                                                          ------------  ------------  ------------
    Total...............................................................  $    101,755  $     83,523  $     91,317
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Identifiable Assets:
  Homebuilding and financing............................................  $  1,796,949  $  1,802,950  $  1,789,582
  Water transmission products...........................................       452,963       480,209       480,617
  Natural resources.....................................................       387,167       381,582       465,680
  Industrial products...................................................       192,688       177,668       213,836
  Corporate (i).........................................................       197,618       248,968       295,438
                                                                          ------------  ------------  ------------
    Total...............................................................  $  3,027,385  $  3,091,377  $  3,245,153
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION (CONTINUED)
------------------------

(a) Includes sales of coal of $309,308,000, $325,495,000 and $297,650,000 in
    1997, 1996 and 1995, respectively. Jim Walter Resources' coal supply contract with Alabama Power Company that had been in effect since January 1, 1979, as amended, was superseded by a new contract executed May 10, 1994. The new contract is effective from July 1, 1994 through August 31, 1999. Sales to Alabama Power Company in each of the years ended May 31, 1997, 1996 and 1995 were 13% of consolidated net sales and revenues.

(b) Inter-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and are insignificant in amount with the exception of the sales of the Industrial Products Group to the Water Transmission Products Group of $12,440,000, $13,292,000 and $13,373,000 and sales of the Natural Resources Group to the Industrial Products Group of $4,172,000, $4,774,000 and $5,397,000 in 1997, 1996 and
    1995, respectively.

(c) Export sales, primarily coal, were $134,733,000, $171,446,000 and $129,071,000 in 1997, 1996 and 1995, respectively. Export sales to any single geographic area do not exceed 10% of consolidated net sales and revenues.

(d) Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $34,870,000 in 1997, $39,096,000 in 1996 and $40,027,000 in 1995. A breakdown by segment is as follows:

                                                                 FOR THE YEARS ENDED MAY 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------

                                                                       (IN THOUSANDS)
Homebuilding and financing...................................  $  28,538  $  31,246  $  31,703
Water transmission products..................................     12,212     12,247     12,214
Natural resources............................................     (1,327)    (1,331)    (1,328)
Industrial products..........................................        638      2,135      2,627
Corporate....................................................     (5,191)    (5,201)    (5,189)
                                                               ---------  ---------  ---------
                                                               $  34,870  $  39,096  $  40,027
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

(e) Includes postretirement health benefits of $22,710,000, $27,129,000 and $25,961,000 in 1997, 1996 and 1995. A breakdown by segment is as follows:

                                                                 FOR THE YEARS ENDED MAY 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------

                                                                       (IN THOUSANDS)
Homebuilding and financing...................................  $   1,888  $   1,636  $   2,295
Water transmission products..................................      3,857      3,729      4,362
Natural resources............................................     11,873     16,640     15,004
Industrial products..........................................      4,519      4,581      3,610
Corporate....................................................        573        543        690
                                                               ---------  ---------  ---------
                                                               $  22,710  $  27,129  $  25,961
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

(f) In July 1986, Waltsons, Inc., a corporation in which James W. Walter, Chairman Emeritus and a Director of the Company, has a twenty percent (20%) interest, acquired a fifty percent (50%) interest

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION (CONTINUED) in the operations of Booker & Company, Inc. ("Booker"), a wholesale distributor of building supplies and materials. In December 1996, Waltsons, Inc. sold all of its interest in the operations of Booker. Booker has been a supplier of various building supplies and materials to Dixie Building Supplies, Inc., a wholly owned subsidiary of the Company. Booker's sales of building supplies and materials to such subsidiary totaled $6,091,000, $5,679,000 and $5,434,000 in 1997, 1996 and 1995, respectively. The Company believes that the terms of the transactions between the Company and Booker are at least as favorable to the Company as those that could be obtained from unaffiliated third parties.

(g) Includes FASB 121 write-down of fixed assets of $120,400,000 at two coal mines in the Natural Resources Group and write-off of goodwill of $22,865,000 in the Industrial Products Group in 1996.

(h) Excludes interest expense incurred by the Homebuilding and Financing Group of $118,959,000, $128,215,000 and $131,560,000 in 1997, 1996 and 1995,
    respectively. Such amounts are net of intercompany interest income of $33,135,000 and $28,127,000 in 1997 and 1996, and includes intercompany interest expense of $35,128,000 in 1995. The balance of unallocated expenses consisting primarily of unallocated interest, corporate expenses and Chapter 11 costs (in 1995) are attributable to all groups and cannot be reasonably allocated to specific groups.

(i) Primarily cash and cash equivalents and corporate headquarters buildings and equipment.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders

Walter Industries, Inc.

    Our audits of the consolidated financial statements referred to in our report dated July 10, 1997, appearing in the Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this form. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Tampa, Florida

July 10, 1997

                                                                    SCHEDULE III

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEAR ENDED MAY 31, 1997

                                                                     ADDITIONS
                                                       BALANCE AT   CHARGED TO    DEDUCTIONS                   BALANCE
                                                        BEGINNING    COST AND        FROM        RECLASSI-     AT END
DESCRIPTION                                              OF YEAR     EXPENSES      RESERVES      FICATIONS     OF YEAR
-----------------------------------------------------  -----------  -----------  ------------  -------------  ---------
                                                                                (IN THOUSANDS)
Reserves (provision for possible losses) deducted
  from installment notes receivable..................   $  26,138    $   2,861    $    2,605(1)          --   $  26,394
                                                                                                        --
                                                                                                        --
                                                       -----------  -----------  ------------                 ---------
                                                       -----------  -----------  ------------                 ---------
Reserve (provision for possible losses) deducted from
  trade receivables..................................   $   8,180    $     479    $      434(1)          --   $   8,225
                                                                                                        --
                                                                                                        --
                                                       -----------  -----------  ------------                 ---------
                                                       -----------  -----------  ------------                 ---------
Accrued workmen's compensation (2)...................   $   8,668    $   1,116    $       21(3)          --   $   9,763
                                                                                                        --
                                                                                                        --
                                                       -----------  -----------  ------------                 ---------
                                                       -----------  -----------  ------------                 ---------
Black Lung reserves (2)..............................   $  14,225    $      --    $      283(3)          --   $  13,942
                                                                                                        --
                                                                                                        --
                                                       -----------  -----------  ------------                 ---------
                                                       -----------  -----------  ------------                 ---------

------------------------

(1) Notes and accounts written off as uncollectible.

(2) Included in other long-term liabilities.

(3) Losses sustained.

                                                                    SCHEDULE III

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEAR ENDED MAY 31, 1996

                                                                     ADDITIONS
                                                       BALANCE AT   CHARGED TO    DEDUCTIONS               BALANCE
                                                        BEGINNING    COST AND        FROM      RECLASSI-   AT END
DESCRIPTION                                              OF YEAR     EXPENSES      RESERVES    FICATIONS   OF YEAR
-----------------------------------------------------  -----------  -----------  ------------  ---------  ---------
                                                                              (IN THOUSANDS)
Reserves (provision for possible losses) deducted
  from instalment notes receivable...................   $  26,556    $   3,805    $    4,223(1)    --     $  26,138
                                                       -----------  -----------  ------------  ---------  ---------
                                                       -----------  -----------  ------------  ---------  ---------
Reserve (provision for possible losses) deducted from
  trade receivables..................................   $   7,998    $     562    $      380(1)    --     $   8,180
                                                       -----------  -----------  ------------  ---------  ---------
                                                       -----------  -----------  ------------  ---------  ---------
Accrued workmen's compensation (2)...................   $   4,500    $    (257)   $       75(3) $   4,500 $   8,668
                                                       -----------  -----------  ------------  ---------  ---------
                                                       -----------  -----------  ------------  ---------  ---------
Black Lung reserves (2)..............................   $  21,867    $  (3,000)   $      142(3) $  (4,500)    14,225
                                                       -----------  -----------  ------------  ---------  ---------
                                                       -----------  -----------  ------------  ---------  ---------

------------------------

(1) Notes and accounts written off as uncollectible.

(2) Included in other long-term liabilities.

(3) Losses sustained.

                                                                    SCHEDULE III

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEAR ENDED MAY 31, 1995

                                                                     ADDITIONS
                                                       BALANCE AT   CHARGED TO    DEDUCTIONS                 BALANCE
                                                        BEGINNING    COST AND        FROM       RECLASSI-    AT END
DESCRIPTION                                              OF YEAR     EXPENSES      RESERVES     FICATIONS    OF YEAR
-----------------------------------------------------  -----------  -----------  ------------  -----------  ---------
                                                                               (IN THOUSANDS)
Reserves (provision for possible losses) deducted
  from instalment notes receivable...................   $  26,301    $   3,473    $ 3,218 (1)          --   $  26,556
                                                       -----------  -----------  ------------         ---   ---------
                                                       -----------  -----------  ------------         ---   ---------
Reserve (provision for possible losses) deducted from
  trade receivables..................................   $   7,392    $   1,012    $   406 (1)          --   $   7,998
                                                       -----------  -----------  ------------         ---   ---------
                                                       -----------  -----------  ------------         ---   ---------
Accrued workmen's compensation (2)...................   $   3,737    $     763    $       --           --   $   4,500
                                                       -----------  -----------  ------------         ---   ---------
                                                       -----------  -----------  ------------         ---   ---------
Black Lung reserves (2)..............................   $  21,997    $      --    $   130 (3)          --   $  21,867
                                                       -----------  -----------  ------------         ---   ---------
                                                       -----------  -----------  ------------         ---   ---------

------------------------

(1) Notes and accounts written off as uncollectible.

(2) Included in other long-term liabilities.

(3) Losses sustained.

                                 EXHIBIT INDEX

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1997

EXHIBIT NUMBER                                              DESCRIPTION
-------------------  ------------------------------------------------------------------------------------------

             2(a)(i) --Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)

             2(a)(ii) --Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and
                       certain of its subsidiaries, as filed in the Bankruptcy court on March 1, 1995 (2)

             2(a)(iii) --Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of
                       Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified
                       (3)

             3(a)    --Restated Certificate of Incorporation of the Company (3)

             3(b)    --By-Laws of the Company (3)

            10(a)    --Stockholder's Agreement (3)

            10(b)    --Form of Common Stock Registration Rights Agreement (3)

            10(c)    --Channel One Registration Rights Agreement (7)

            10(d)    --Second Amended and Restated Veil Piercing Settlement Agreement (included as Exhibit 3A to Exhibit 2(a)(i) (1)

            10(e)    --Bank Credit Agreement (8)

            10(f)    --Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the
                       Company and the Indemnities parties thereto (5)

            10(g)    --New Alabama Power Contract (4)(5)

            10(h)    --Escrow Agreement, dated as of September 12, 1995, between the Company and Harris Trust and Savings Bank, as Escrow Agent (7)

            10(i)    --Walter Industries, Inc. Directors' Deferred Fee Plan (7)

            10(j)    --1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (6)

            10(k)    --Agreement, dated as of August 30, 1995, between the Company and James W. Walter (7)

            11       --Statement re computation of per share earnings

            21       --Subsidiaries of the Company

            23       --Consent of Price Waterhouse LLP

            24       --Power of Attorney

            27       --Financial Data Schedule

------------------------

(1) This Exhibit is incorporated by reference to the Application for Qualification of Indendture of Form T-3 filed by the Company with the Commission on February 6, 1995.

(2) This Exhibit is incorporated by reference to Amendment No. 2 to the Application for Qualification of Indenture on Form T-3 filed by the Company with the Commission on March 7, 1995.

(3) This Exhibit is incorporated by reference to the Registration Statement of Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(4) Portions of this document have been omitted pursuant to an approved request for confidential treatment dated October 11, 1995.

(5) This Exhibit is incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(6) This Exhibit is incorporated by reference to the Registration Statement on Form S-8 filed by the Company with the Commission on April 1, 1996.

(7) This Exhibit is incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(8) This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 16, 1996.