Form 10-Q
period 1997-08-31
WALTER INDUSTRIES INC /NEW/
filed 1997-10-14
CIK 837173

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


          /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

                                       or

          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-20537


                             WALTER INDUSTRIES, INC.


    Incorporated in Delaware       IRS Employer Identification No. 13-3429953

                  1500 North Dale Mabry, Tampa, Florida  33607

                          Telephone Number 813-871-4811


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .
                           ---     ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X     No    .
                             ---       ---

There were  55,071,724 shares of common stock of the registrant outstanding at
                              September 30, 1997.

                            PART I - FINANCIAL INFORMATION
                            ------------------------------
                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)


                                                            August 31,     May 31,
                                                               1997         1997
                                                           -----------   -----------
                                                                    (in thousands)

ASSETS
------
Cash and cash equivalents                                  $    27,719   $    35,782
Short-term investments, restricted                             205,169       195,371
Marketable securities                                           38,588        41,222
Instalment notes receivable                                  4,271,503     4,256,845
  Less - Provision for possible losses                         (26,476)      (26,394)
         Unearned time charges                              (2,909,083)   (2,896,517)
Trade and other receivables, less provision for possible
  losses of $8,251 and $8,225, respectively                    191,460       182,891
Inventories, at lower of cost (first in, first out
  or average) or market:
    Finished goods                                              95,754       117,949
    Goods in process                                            34,253        32,291
    Raw materials and supplies                                  51,052        52,066
    Houses held for resale                                       3,065         3,068

Prepaid expenses                                                 9,161        11,862

Property, plant and equipment, at cost                         997,523       978,006
  Less - Accumulated depreciation,
         depletion and amortization                           (426,989)     (409,830)

Investments and other assets                                    46,925        46,783
Deferred income taxes                                           97,126       109,023
Unamortized debt expense                                        33,161        22,793
Excess of purchase price over net assets acquired              267,407       274,174
                                                           -----------   -----------
                                                           $ 3,007,318   $ 3,027,385
                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Bank overdrafts                                            $    23,777   $    25,523
Accounts payable                                                71,412        86,418
Accrued expenses                                               113,035       131,768
Income taxes payable                                            59,345        58,884
Long-term senior debt:
  Mortgage-backed/asset backed notes                         1,820,464     1,752,125
  Other senior debt                                            261,243       313,450
Accrued interest                                                26,345        23,220
Accumulated postretirement health benefits obligation          272,454       268,959
Other long-term liabilities                                     47,247        47,626
Stockholders' equity
  Common stock                                                     551           551
  Capital in excess of par value                             1,164,579     1,164,261
  Retained earnings (deficit)                                 (826,679)     (840,744)
  Excess of additional pension liability over
   unrecognized prior years service cost                        (4,656)       (4,656)
  Treasury stock                                               (21,799)         -
                                                           -----------   -----------
Total stockholders' equity                                     311,996       319,412
                                                           -----------   -----------
                                                           $ 3,007,318   $ 3,027,385
                                                           ===========   ===========



             See accompanying Notes to Consolidated Financial Statements.

                   WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                For the three months ended
                                                        August 31,
                                               ----------------------------
                                                 1997               1996
                                               ---------          ---------
                                         (in thousands except per share amounts)

Sales and revenues:
  Net sales                                    $334,878            $306,229
  Time charges                                   57,824              57,590
  Miscellaneous                                   6,631               5,844
                                               --------            --------
                                                399,333             369,663
                                               --------            --------

Cost and expenses:
  Cost of sales                                 260,483             234,960
  Depreciation, depletion and amortization       17,568              17,582
  Selling, general and administrative            35,110              33,263
  Postretirement health benefits                  5,566               6,447
  Provision for possible losses                     319                 739
  Interest and amortization of debt expense      44,863              46,534
  Amortization of excess of purchase
   price over net assets acquired                 8,416               9,002
                                               --------            --------
                                                372,325             348,527
                                               --------            --------
                                                 27,008              21,136
Income tax expense:
  Current                                        (1,046)               (683)
  Deferred                                      (11,897)            (10,233)
                                               --------            --------

Net income                                     $ 14,065            $ 10,220
                                               ========            ========

Net income per share:                          $    .26            $    .19
                                               ========            ========


          See accompanying Notes to Consolidated Financial Statements.

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                       For the three months ended
                                                              August 31,
                                                      ---------------------------
                                                         1997             1996
                                                      ----------       ----------
                                                            (in thousands)

OPERATIONS
  Net income                                           $  14,065         $ 10,220
   Charges to income not affecting cash:
  Depreciation, depletion and amortization                17,568           17,582
  Provision for deferred income taxes                     11,897           10,233
  Accumulated postretirement health benefits
   obligation                                              3,495            5,390
  Provision for other long-term liabilities                 (379)            (120)
   Amortization of excess of purchase price
   over net assets acquired                                8,416            9,002
  Amortization of debt expense                             1,756            1,849
                                                       ---------         --------
                                                          56,818           54,156
   Decrease (increase) in assets, net of effects
  from Neatherlin Homes acquisition:
  Short-term investments, restricted                      (9,798)          (2,288)
  Marketable securities                                    2,634            5,239
  Instalment notes receivable, net                        (2,010)          (1,615)
  Trade and other receivables, net                        (8,287)          18,085
  Inventories                                             21,713           11,404
  Prepaid expenses                                         2,735            3,135

  Increase (decrease) in liabilities, net of effects
  from Neatherlin Homes acquisition:
  Bank overdrafts                                         (1,746)         (12,439)
  Accounts payable                                       (15,095)            (948)
  Accrued expenses                                       (20,463)          (9,542)
  Income taxes payable                                       505              (44)
  Accrued interest                                         3,125           (1,994)
                                                       ---------         --------
    Cash flows from operations                            30,131           63,149

                                                       ---------         --------

FINANCING ACTIVITIES
  Issuance of long-term senior debt                      566,150           20,000
  Retirement of long-term senior debt                   (550,018)         (77,629)
  Additions to unamortized debt expense                  (12,124)            (159)
  Fractional share payments                                 -                  (1)
  Additions to treasury stock                            (21,799)            -
  Exercise of employee stock options                         318             -
                                                       ---------         --------
    Cash flows used in financing activities              (17,473)         (57,789)
                                                       ---------         --------

INVESTING ACTIVITIES
  Neatherlin Homes acquisition, net of cash acquired      (1,893)            -
  Additions to property, plant and equipment,
   net of normal retirements                             (18,686)         (17,529)
  Increase in investments and other assets                  (142)            (189)
    Cash flows used in investing activities              (20,721)         (17,718)

Net decrease in cash and cash equivalents                 (8,063)         (12,358)
Cash and cash equivalents at beginning of year            35,782           32,543
                                                       ---------         --------
Cash and cash equivalents at end of period             $  27,719         $ 20,185
                                                       =========         ========



             See accompanying Notes to Consolidated Financial Statements.

                   WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company"), through its direct and indirect subsidiaries, currently offers a diversified line of products and services for homebuilding, water transmission, coal mining and related degasification, residential and non-residential construction, and industrial markets. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. All of the amounts are unaudited but in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been made. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform with the August 31, 1997 presentation. The results for the three months ended August 31, 1997 and 1996 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.


Note 2 - Cash and Cash Equivalents, Restricted Short-Term Investments and Marketable Securities

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

Restricted short-term investments include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V and VI ($103,308,000) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($87,494,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($14,367,000).

Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values.


Note 3 - Installment Notes Receivable and Mortgage-Backed/Asset-Backed Notes

The net increase in instalment notes receivable for the three month period ended August 31, 1997 and 1996 consists of sales and resales, net of repossessions and provision for possible losses, of $43,662,000 and $44,567,000 and cash collections on account and payouts in advance of maturity of $41,652,000 and $42,952,000, respectively.

Mid-State Trusts II, III, IV and VI are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trusts III, IV and VI. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the

                   WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)


issuance of mortgage or asset backed notes. The assets of Trusts II, III, IV and VI, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III, IV and VI for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries.

Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes.

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding by trust are as follows (in thousands):

                                        August 31, 1997
                        ---------------------------------------------------
                        Gross Balance   Economic Balance   Debt Outstanding
                        -------------   ----------------   ----------------

     Trust II             $  920,035        $  582,206          $  388,250
     Trust III               353,223           190,447             109,344
     Trust IV              1,569,905           690,182             820,732
     Trust V                 279,187           108,298              70,000
     Trust VI              1,146,383           448,460             432,138
     Unpledged                 2,770             1,217                 -
                          ----------        ----------          ----------
     Total                $4,271,503        $2,020,810          $1,820,464
                          ==========        ==========          ==========

On June 11, 1997, Mid-State Homes purchased from Mid-State Trust V mortgage instalment notes having a gross amount of $1.196 billion and subsequently sold such mortgage instalment notes to Mid-State Trust VI. These sales were in exchange for the net proceeds from the issuance by Mid-State Trust VI of $439.2 million of asset backed notes. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1, based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used to pay down the Trust V indebtedness of $384,000,000 and for general corporate purposes.

On July 31, 1997, the Trust V Variable Funding Loan Agreement was amended to reduce the aggregate availability under the facility from $500 million to $400 million. The Credit Facilities were also amended effective July 31, 1997, reducing the aggregate amount required to be maintained in the mortgage warehousing program from $500 million to $400 million.

                   WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)


Note 4 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. Changes in stockholders' equity for the three months ended August 31, 1997 are summarized as follows:



                                                              (in thousands)
                              --------------------------------------------------------------------------
                                                                              Excess of
                                Common Stock                     Retained     Additional  Treasury Stock
                              -----------------   Capital in     Earnings      Pension    --------------
                               Shares Par Value     Excess       (Deficit)    Liability   Shares  Amount
                              ------- ---------   ----------     ---------    ---------   ------  ------
Balance at May 31, 1997        55,063    $551     $1,164,261     $(840,744)    $(4,656)
Stock issued from option
   exercises                       18                    318
Canceled shares                   (10)
Purchase of treasury stock                                                                1,396  $(21,799)
Net Income                                                          14,065
                               ------    ----     ----------     ---------     -------    -----  --------
Balance at August 31, 1997     55,071    $551     $1,164,579     $(826,679)    $(4,656)   1,396  $(21,799)
                               ======    ====     ==========     =========     =======    =====  ========



Note 5 - Segment Information

Information relating to the Company's business segments is set forth below:


                                                 Three months ended
                                                     August 31,
                                               ----------------------
                                                 1997         1996
                                               --------     ---------
                                                   (in thousands)
Sales and Revenues:
 Homebuilding and financing                    $110,838     $110,929
 Water transmission products                    108,859      111,695
 Natural resources                              101,629       74,393
 Industrial products                             77,663       72,365
 Corporate                                          344          281
                                               --------     --------
  Consolidated sales and revenues              $399,333     $369,663
                                               ========     ========

Contributions to Operating Income (a) :
 Homebuilding and financing (b)                $ 19,687     $ 19,181
 Water transmission products                      5,348        6,266
 Natural resources                               13,543        9,400
 Industrial products                              4,755        4,197

 Less-Unallocated corporate interest and
  other expense (b)                             (16,325)     (17,908)
                                               --------     --------
 Operating income                                27,008       21,136
 Income tax expense                             (12,943)     (10,916)
                                               --------     --------
  Net income                                   $ 14,065     $ 10,220
                                               ========     ========

                   WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)

(a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $8,416,000 in 1997 and $9,002,000 in 1996.

     A breakdown by segment is as follows:

                                       Three months ended
                                           August 31,
                                       ------------------
                                        1997        1996
                                       -------    -------
                                         (in thousands)

     Homebuilding and financing        $ 6,816    $ 7,409
     Water transmission products         3,081      3,079
     Natural resources                    (335)      (334)
     Industrial products                   161        158
     Corporate                          (1,307)    (1,310)
                                       -------    -------
                                       $ 8,416    $ 9,002
                                       =======    =======


(b) - Interest expense incurred by the Homebuilding and Financing Group and Corporate is as follows:


                                            Three months ended
                                                August 31,
                                            ------------------
                                             1997        1996
                                            -------    -------
                                              (in thousands)

     Homebuilding and financing:
      Gross interest                        $38,927    $38,823
      Less: Intercompany interest income     (8,672)    (8,218)
                                            -------    -------
      Net interest                           30,255     30,605
     Corporate                               14,608     15,929
                                            -------    -------
                                            $44,863    $46,534
                                            =======    =======



     The Corporate interest and other expenses are attributable to all groups, but cannot be reasonably allocated to specific groups.


Note 6 - Subsequent Events

The Company signed a definitive agreement on September 19, 1997 to acquire Applied Industrial Materials Corporation ("AIMCOR"), a leading international provider of petroleum coke and related value added services, and a supplier of

                   WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)


ferroalloys and other metals. The transaction has been approved by the board of directors of both companies and is expected to close during the second quarter of fiscal 1998. On August 11, 1997, the Company signed a commitment letter with NationsBank, N.A. ("NationsBank") and NationsBanc Capital Markets, Inc. ("NMCI") obligating NationsBank to provide credit facilities consisting of a $350 million revolving credit facility and a $450 million term loan facility (collectively, the "$800 Million Credit Facility"). The $800 Million Credit Facility is to be used to (a) finance the acquisition of AIMCOR, (b) refinance the existing Credit Facilities, (c) pay transaction costs and (d) to provide ongoing working capital. The $350 million revolving credit facility will include a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25 million at any time outstanding. The Company is in the final stages of negotiating definitive documentation for the $800 Million Credit Facility. Closing is scheduled to occur in conjunction with the acquisition of AIMCOR.

In October 1997, the Company and its subsidiary, Jim Walter Resources, Inc. ("JWR"), agreed to settle the lawsuit filed in the Circuit Court for Tuscaloosa County, Alabama, against certain insurance carriers seeking payment of insurance pertaining to losses associated with a fire in November 1993 at JWR's Mine No.
5. Under the terms of the settlement, the remaining defendant insurance carriers will pay the Company and JWR a total of approximately $11.5 million in full and final settlement of the remainder of the contract claim by the Company and JWR.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
Three Months ended August 31, 1997 and 1996

Net sales and revenues for the three months ended August 31, 1997 were $29.7 million, or 8.0%, above the prior year period. The improved performance resulted from a 10.2% increase in volume, partially offset by a 2.2% decrease in pricing and/or mix. The increase in volume was principally the result of increased shipments of coal, pipe and aluminum foil and sheet products. The decrease in pricing primarily resulted from lower average selling prices for coal and ductile iron pressure pipe.

Homebuilding and Financing sales and revenues were essentially even with the prior year period. This performance reflects a 3.9% decrease in the number of units sold, from 1,019 units in the 1996 period to 979 units in 1997, partially offset by a 2.4% increase in the average net selling price, from $46,600 in the 1996 period to $47,700 in 1997. The decrease in unit sales was due to a 13 week sales period in the current year versus 14 weeks last year. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs. Jim Walter Homes' backlog at August 31, 1997 was 2,128 units compared to 2,073 units at August 31, 1996. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased slightly, from $57.6 million in the 1996 period to $57.8 million in 1997. The increase is attributable to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $19.7 million (net of interest expense) was $0.5 million greater than the prior year period reflecting the higher time charge income, the increase in the average net selling price per home sold, lower interest expense in the 1997 period ($30.3 million) as compared to the prior year ($30.6 million) and lower goodwill amortization in the 1997 period ($6.8 million) versus 1996 ($7.4 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $2.8 million, or 2.5%, below the prior year period. The decrease was the result of lower sales prices for ductile iron pressure pipe and lower sales prices and volumes for fittings, valves and hydrants, partially offset by an increase in sales volumes for ductile iron pressure pipe. The order backlog at August 31, 1997 was 135,788 tons, which represents approximately three months shipments compared with 131,615 tons at August 31, 1996. Operating income of $5.3 million was $0.9 million below the prior year period. This performance was the result of the lower selling prices and gross profit margins for ductile iron pressure pipe and fittings, partially offset by the previously mentioned increase in sales volumes.

Natural Resources Group sales and revenues were $27.2 million, or 36.6%, above the prior year period. The increase resulted from increased coal shipments due to higher production levels and greater methane gas sales volumes, partially offset by reduced selling prices for coal and methane gas. A total of 2.23 million tons of coal was sold at an average selling price per ton of $42.25 in the current year period compared with 1.49 million tons at $44.44 in 1996. The decrease in the average selling price was the result of a greater percentage of tonnage sold to the worldwide metallurgical market. Methane gas sales volumes were 1.9 billion cubic feet in the 1997 period versus 1.8 billion cubic feet in 1996. The average selling price per thousand cubic feet, which included a monthly reservation fee of $675,000 in both periods, was $3.46 in the 1997 period versus $3.59 in 1996. The Group's operating income of $13.5 million exceeded the prior year period by $4.1 million. This performance was the result of higher coal shipments and methane gas sales volumes combined with increased coal productivity which contributed to lower production costs ($35.46 per ton in the 1997 period versus $38.87 in 1996), partially offset by the reduced coal and methane gas selling prices. The current period results also included a $4.0 million credit from settlement of an insurance claim relating to a production hoist accident at Blue Creek Mine No. 3 in fiscal 1993. Prior year results included a $4.7 million credit from settlement of a legal claim relating to a theft of coal inventory at the Port of Mobile, Alabama. In addition, during the three months ended August 31, 1996, Mine No. 5 was in development and while in development the mine's costs were capitalized ($3.2 million).

Industrial Products Group sales and revenues were $5.3 million, or 7.3%, greater than the prior year period. The improved performance was the result of increased shipments of aluminum foil and sheet products, furnace and foundry coke and slag wool, partially offset by lower selling prices for aluminum foil products and window components. Operating income of $4.8 million exceeded the prior year period by $0.6 million. The improved performance primarily resulted from sales increases and higher gross profit margins realized on aluminum foil and sheet products, furnace and foundry coke and slag wool.

Cost of sales, exclusive of depreciation, of $260.5 million was 77.8% of net sales in the 1997 period versus $235.0 million and 76.7% in 1996.

Selling, general and administrative expenses of $35.1 million were 8.8% of net sales and revenues in the 1997 period versus $33.3 million and 9.0% in 1996.

Interest and amortization of debt expense was $44.9 million in the 1997 period versus $46.5 million in 1996 reflecting lower outstanding debt balances, partially offset by slightly higher interest rates. The average rate of interest in the 1997 period was 8.23% as compared to 8.15% in 1996. The prime rate of interest was 8.50% in the 1997 period compared to 8.25% in 1996.

The Company's effective tax rate in the 1997 and 1996 periods differed from the statutory tax rate primarily due to amortization of excess of purchase price over net assets acquired (goodwill) which is not deductible for tax purposes.

The net income in the 1997 period was $14.1 million compared to net income of $10.2 million in the 1996 period reflecting all of the previously mentioned factors as well as lower postretirement health benefits in the current year period.


Financial Condition

Since May 31, 1997, total debt increased $16.1 million. On June 11, 1997, Mid-State purchased from Mid-State Trust V mortgage instalment notes having a gross amount of $1.196 billion and an economic balance of $462.3 million and subsequently sold such mortgage instalment notes to Mid-State Trust VI ("Trust VI"), a business trust organized by Mid-State which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance by Trust VI of $439.2 million of Trust VI Asset Backed Notes. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used to pay down the Mid-State Trust V Variable Loan Agreement indebtedness of $384.0 million and for general corporate purposes. Scheduled payments on the Mid-State Trust II Mortgage-Backed Notes, the Mid-State Trust III Asset Backed Notes, the Mid-State Trust IV Asset Backed Notes and the Mid-State Trust VI Asset Backed Notes amounted to $21.7 million, $7.6 million, $20.5 million and $7.1 million, respectively. Outstanding indebtedness under the Credit Facilities was reduced $51.8 million and scheduled retirements of other long-term debt amounted to $0.4 million. Also, during the current three month period borrowings under the Mid-State Trust V Variable Funding Loan Agreement totaled $70.0 million.

The Credit Facilities contain a $365 million revolving credit facility which includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $15 million at any time outstanding. At August 31, 1997, $32.5 million of letters of credit were outstanding under this facility.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the

Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including interest coverage, fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in full compliance with these covenants at August 31, 1997 and believes it will meet these financial tests over the remaining terms of these debt agreements.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at August 31, 1997.

On October 14, 1997, the existing Credit Facilities are scheduled to be replaced with a new credit facility containing a $350 million revolving credit facility and a $450 million term loan facility. See "Liquidity and Capital Resources" below. This new credit facility will contain covenants and financial tests similar to those contained in the existing Credit Facilities. The Company believes that it will meet these financial tests over the term of the new agreement.

Liquidity and Capital Resources

At August 31, 1997, cash and cash equivalents, net of bank overdrafts, were approximately $3.9 million. Operating cash flows for the three months ended August 31, 1997 together with issuance of the Mid-State Trust VI Asset Backed Notes and long-term debt under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and the purchase of approximately 1.4 million shares of common stock in June 1997.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at August 31, 1997 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1998 will approximate $85 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State asset backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement.

On August 11, 1997, the Company signed a commitment letter with NationsBank, N.A. ("NationsBank") and NationsBanc Capital Markets, Inc. ("NMCI") obligating NationsBank to provide credit facilities consisting of a $350 million revolving credit facility and a $450 million term loan facility (collectively, the "$800 Million Credit Facility"). The $800 Million Credit Facility is to be used to (a) finance the acquisition of AIMCOR, (b) refinance the existing Credit Facilities, (c) pay transaction costs and (d) to provide ongoing working capital. The $350 million revolving credit facility will include a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25 million at any time outstanding. The Company is in the final stages of negotiating definitive documentation for the $800 Million Credit Facility. Closing is scheduled to occur in conjunction with the acquisition of AIMCOR.

The Company believes that it will be able to generate sufficient cash flow to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures and meet substantially all operating needs.

Private Securities Litigation Reform Act Safe Harbor Statement

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this Form 10-Q, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Among those factors which could cause actual results to differ materially are market demand, competition, interest rate fluctuations, weather and other risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 6 of Notes to Consolidated Financial Statements contained in
         Part I - Financial Information.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 11 -   Net income per share calculation for the three
               months ended August 31, 1997 and 1996
               Exhibit 27 -   Financial Data Schedule

         (b) The Company filed a report on Form 8-K dated July 2, 1997. The following two items were reported: (1) Mid-State Trust VI, a Delaware business trust organized by a wholly owned subsidiary of the Company completed its offering of $439.2 million aggregate principal amount of asset-backed notes and (2) the Company purchased 1,387,092 shares of its common stock in a negotiated transaction.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WALTER INDUSTRIES, INC.





/s/ D. M. Fjelstul                           /s/ F. A. Hult
------------------------------               ------------------------------
D. M. Fjelstul                               F. A. Hult
Senior Vice President and                    Vice President, Controller and
Principal Financial Officer                  Principal Accounting Officer




Date:  October 14, 1997
     --------------------