Form 10-K405/A
period 1997-05-31
WALTER INDUSTRIES INC /NEW/
filed 1997-11-07
CIK 837173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    In late November 1995, Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. The affected coal panels on the western side of the mine were then permanently sealed off in an effort to prevent further combustion fires in this mine. Mining operations were redeployed approximately five miles to the eastern side of the mine where more favorable geological conditions exist. Firefighting and idle plant costs of approximately $16 million associated with the November 1995 fire were not insured since spontaneous combustion heatings caused by pyritic sulfur concentrations in Jim Walter Resources' Mine No. 4 and No. 5 are now excluded from the Company's and Jim Walter Resources' insurance policies. The affected coal panels on the western side of the mine were sealed off and from December 1995 through March 1997 development work was accelerated on the eastern side of Mine No. 5. The mine returned to production status in the fourth quarter of fiscal 1997. Longwall production resumed in the eastern part of the mine in June 1997. While in development, the mine's costs ($40.7 million) were capitalized. Jim Walter Resources three other mines remained in full production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list showing the names, ages (as of August 1, 1997) and positions of the executive officers of the Company.

NAME                                     AGE                                      OFFICE
-----------------------------------      ---      -----------------------------------------------------------------------
Kenneth E. Hyatt...................          56   Chairman, President and Chief Executive Officer
Richard E. Almy....................          55   Director, Executive Vice President and Chief Operating Officer
Dean M. Fjelstul...................          55   Senior Vice President and Chief Financial Officer
Robert W. Michael..................          55   Senior Vice President and Group Executive
William N. Temple (1)..............          64   Senior Vice President and Group Executive
Frank A. Hult......................          46   Vice President, Controller and Chief Accounting Officer
Donald M. Kurucz(2)................          58   Vice President and Treasurer
Edward A. Porter...................          50   Vice President--General Counsel and Secretary
David L. Townsend..................          43   Vice President--Administration
George R. Richmond.................          47   President and Chief Operating Officer of Jim Walter Resources

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

(2) Mr. Kurucz died on October 10, 1997. As of the date of this filing no one had been appointed to serve as Treasurer of the Company.

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

    Until his death, as noted above, Donald M. Kurucz had been a Vice President and the Treasurer of the Company since 1991; he was Treasurer of the Company from 1988-1991. Previously he served as Treasurer (1977-1988) and Assistant Treasurer (1975-1977) of Original Jim Walter.

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

                                                                           YEARS ENDED MAY 31,
                                                 -----------------------------------------------------------------------
                                                     1997         1996 (3)         1995           1994        1993 (2)
                                                 -------------  -------------  -------------  ------------  ------------

                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                                                  AND AMOUNTS REFERENCED IN FOOTNOTES)
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Financial Statements and Schedules--See Index to Financial Statements on page F-1.

        (b) Reports on Form 8-K-- Report on Form 8-K filed with the Commission on July 2, 1997.
                              Report on Form 8-K filed with the Commission
                                on October 30, 1997.

        (c) Exhibits--See Index to Exhibits on page E-1 and E-2.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          WALTER INDUSTRIES, INC.

               November 6, 1997                             /s/ DEAN M. FJELSTUL
                                              ------------------------------------------------
                                                  Dean M. Fjelstul, Senior Vice President
                                                      and Principal Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               November 6, 1997                            /s/ KENNETH E. HYATT*
                                              ------------------------------------------------
                                                        Kenneth E. Hyatt, Chairman,
                                                  Director and Principal Executive Officer

               November 6, 1997                             /s/ RICHARD E. ALMY*
                                              ------------------------------------------------
                                                 Richard E. Almy, Executive Vice President,
                                                  Director and Principal Operating Officer

               November 6, 1997                          /s/ HOWARD L. CLARK, JR.*
                                              ------------------------------------------------
                                                       Howard L. Clark, Jr., Director

               November 6, 1997                             /s/ JAMES B. FARLEY*
                                              ------------------------------------------------
                                                         James B. Farley, Director

               November 6, 1997                             /s/ ELIOT M. FRIED*
                                              ------------------------------------------------
                                                          Eliot M. Fried, Director

               November 6, 1997                              /s/ PERRY GOLKIN*
                                              ------------------------------------------------
                                                           Perry Golkin, Director

               November 6, 1997                            /s/ JAMES L. JOHNSON*
                                              ------------------------------------------------
                                                         James L. Johnson, Director

               November 6, 1997                            /s/ MICHAEL T. TOKARZ*
                                              ------------------------------------------------
                                                        Michael T. Tokarz, Director

               November 6, 1997                             /s/ JAMES W. WALTER*
                                              ------------------------------------------------
                                                         James W. Walter, Director

               November 6, 1997                             /s/ DEAN M. FJELSTUL
                                              ------------------------------------------------
                                                  Dean M. Fjelstul, Senior Vice President
                                                      and Principal Financial Officer

               November 6, 1997                              /s/ FRANK A. HULT
                                              ------------------------------------------------
                                                 Frank A. Hult, Vice President, Controller
                                                      and Principal Accounting Officer

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

/S/ PRICE WATERHOUSE LLP

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

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations for the fiscal years ended May 31, 1997 and 1996.

                                                                    MAY 31,     FEB 28,     NOV 30,     AUG 31,
1997 ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                        1997        1997        1996        1996
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net sales and revenues...........................................  $  399,087  $  340,415  $  397,896  $  369,663
Gross profit.....................................................      79,893      51,662      67,963      71,269
Income (loss) before extraordinary item..........................      21,620      (2,248)      7,525      10,220
Per share........................................................         .39        (.04)        .13         .19
Net income (loss)................................................      21,620      (2,248)      7,525      10,220
Per share........................................................  $      .39  $     (.04) $      .13  $      .19

                                                                    MAY 31,     FEB 29,     NOV 30,     AUG 31,
1996 ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                        1996        1996        1995        1995
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net sales and revenues...........................................  $  389,209  $  329,142  $  378,136  $  380,148
Gross profit.....................................................      72,453      33,583      60,733      66,274
Income (loss) before extraordinary item..........................      39,720    (118,159)     (1,094)        241
Per share........................................................         .72       (2.32)       (.02)     --
Net income (loss)................................................      39,720    (123,563)     (1,094)        241
Per share........................................................  $      .72  $    (2.42) $     (.02) $   --

    The results of operations for the quarter ended February 29, 1996 included a $143.3 million pre-tax charge ($101.1 million after tax) for impairment of certain long-lived assets (see Note 5) and an extraordinary pre-tax loss of $8.3 million ($5.4 million after tax) due to the early repayment of debt (see Note
8).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders

Walter Industries, Inc.

    Our audits of the consolidated financial statements referred to in our report dated July 10, 1997, appearing in the Form 10-K/A Amendment No. 1 also included an audit of the Financial Statement Schedules listed in Item 14(l) of this form. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP
Price Waterhouse LLP

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

(3) Losses sustained.

                                 EXHIBIT INDEX

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                       TO
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

            10(h)    --Escrow Agreement, dated as of September 12, 1995, between the Company and Harris Trust and Savings Bank, as Escrow Agent (7)

            10(i)    --Walter Industries, Inc. Directors' Deferred Fee Plan (7)

            10(j)    --1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (6)

            10(k)    --Agreement, dated as of August 30, 1995, between the Company and James W. Walter (7)

            10(l)    --Stock Purchase Agreement dated as of September 19, 1997 by and among the Stockholders of
                       Applied Industrial Materials Corporation, Certain Stockholders of AIMCOR Enterprises
                       International, Inc. AIMCOR (Germany) Limited Partnership, and AIMCOR (Luxemborg) Limited
                       Partnership, as first parties, and Walter Industries, Inc. as second party. (9)

EXHIBIT NUMBER                                              DESCRIPTION
-------------------  ------------------------------------------------------------------------------------------
            10(m)    --$800 Million Credit Agreement by and among Walter Industries, Inc. as Borrower,
                       NationsBank, National Association, as Administrative Agent, Documentation Agent and
                       Syndication Agent and the Lenders Party hereto from time to time. (9)

            10(n)    --Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V.
                       Enterprise Funding Corporation and NationsBank N.A. and amendments thereto

            11       --Statement re computation of per share earnings(10)

            21       --Subsidiaries of the Company

            23       --Consent of Price Waterhouse LLP

            24       --Power of Attorney(10)

            27       --Financial Data Schedule(10)

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

(9) This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on October 30, 1997.

(10) This Exhibit is incorporated by reference to the Form 10-K filed by the Company on August 26, 1997.