Form 10-Q
period 1997-11-30
WALTER INDUSTRIES INC /NEW/
filed 1998-01-14
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

         There were 53,695,790 shares of common stock of the registrant outstanding at December 31, 1997.

                                          PART I - FINANCIAL INFORMATION

                                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET

                                                    (UNAUDITED)

                                                                              November 30,              May 31,
                                                                                  1997                   1997
                                                                              ------------              --------
                                                                                         (in thousands)
ASSETS
Cash and cash equivalents                                                    $      39,575         $        35,782
Short-term investments, restricted                                                 222,968                 195,371
Marketable securities                                                               39,763                  41,222
Instalment notes receivable                                                      4,273,926               4,256,845
   Less -Provision for possible losses                                        (     26,475)         (       26,394)
         Unearned time charges                                                (  2,913,439)         (    2,896,517)
Trade and other receivables, less provision for possible
   losses of $7,353 and $8,225, respectively                                       217,866                 182,891
Inventories, at lower of cost (first in, first out
   or average) or market:

     Finished goods                                                                180,420                 117,949
     Goods in process                                                               39,357                  32,291
     Raw materials and supplies                                                     52,637                  52,066
     Houses held for resale                                                          3,766                   3,068

Prepaid expenses                                                                    16,753                  11,862

Property, plant and equipment, at cost                                           1,151,059                 978,006
   Less - Accumulated depreciation,
         depletion and amortization                                           (    500,884)         (      409,830)

Investments and other assets                                                        51,064                  46,783
Deferred income taxes                                                               89,933                 109,023
Unamortized debt expense                                                            33,857                  22,793
Excess of purchase price over net assets acquired                                  557,785                 274,174
                                                                             -------------         ---------------
                                                                             $   3,529,931         $     3,027,385
                                                                             =============         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term notes payable                                                     $      12,100         $          -
Bank overdrafts                                                                     27,455                  25,523
Accounts payable                                                                   115,562                  86,418
Accrued expenses                                                                   138,879                 131,768
Income taxes payable                                                                55,508                  58,884
Long-term senior debt:
   Mortgage-backed/asset backed notes                                            1,817,123               1,752,125
   Other senior debt                                                               685,420                 313,450
Accrued interest                                                                    26,578                  23,220
Accumulated postretirement health benefits obligation                              276,315                 268,959
Other long-term liabilities                                                         51,126                  47,626
Minority interest                                                                    1,496                    -

Stockholders' equity

   Common stock                                                                        551                     551
   Capital in excess of par value                                                1,164,974               1,164,261
   Retained earnings (deficit)                                                (    816,701)        (       840,744)
   Excess of additional pension liability over
     unrecognized prior years service cost                                    (      4,656)        (         4,656)
   Treasury stock                                                             (     21,799)                  -
                                                                             -------------         ---------------
Total stockholders' equity                                                         322,369                 319,412
                                                                             -------------         ---------------
                                                                             $   3,529,931         $     3,027,385
                                                                             =============         ===============


           See accompanying Notes to Consolidated Financial Statements

                                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                    (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                NOVEMBER  30,
                                                              ------------------------------------------------
                                                                   1997                               1996
                                                              -------------                      -------------
                                                                   (in thousands except per share amounts)
Sales and revenues:
   Net sales                                                  $     381,309                      $     332,375
   Time charges                                                      60,264                             57,353
   Miscellaneous                                                      6,496                              8,168
                                                              -------------                       ------------
                                                                    448,069                            397,896
                                                              -------------                       ------------

Cost and expenses:

   Cost of sales                                                    304,404                            264,412
   Depreciation, depletion and amortization                          20,142                             19,195
   Selling, general and administrative                               40,459                             35,847
   Postretirement health benefits                                     5,564                              6,425
   Provision for possible losses                               (        931)                               819
   Interest and amortization of debt expense                         48,048                             45,733
   Amortization of excess of purchase
     price over net assets acquired                                   9,770                              8,830
                                                              -------------                      -------------
                                                                    427,456                            381,261
                                                              -------------                      -------------
                                                                     20,613                             16,635
Income tax expense:

   Current                                                     (        779)                      (        493)
   Deferred                                                    (      7,193)                      (      8,617)
                                                              -------------                      -------------
Income before extraordinary item                                     12,641                              7,525

Extraordinary item - Loss on early extinguishment of

   debt (net of income tax benefit of $1,434)                  (      2,663)                               -
                                                              -------------                      --------------
Net income                                                    $       9,978                      $       7,525
                                                              =============                      ==============

Income per share:

   Income before extraordinary item                           $         .23                      $         .13
   Extraordinary item                                          (        .05)                               -
                                                              -------------                      --------------
   Net income                                                 $         .18                      $         .13
                                                              =============                      ==============

           See accompanying Notes to Consolidated Financial Statements

                                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                NOVEMBER  30,
                                                              -------------------------------------------------
                                                                   1997                                1996
                                                              -------------                      --------------
                                                                   (in thousands except per share amounts)

Sales and revenues:
   Net sales                                                  $     716,187                      $     638,604
   Time charges                                                     118,088                            114,943
   Miscellaneous                                                     13,127                             14,012
                                                              -------------                      -------------
                                                                    847,402                            767,559
                                                              -------------                      -------------

Cost and expenses:

   Cost of sales                                                    564,887                            499,372
   Depreciation, depletion and amortization                          37,710                             36,777
   Selling, general and administrative                               75,569                             69,110
   Postretirement health benefits                                    11,130                             12,872
   Provision for possible losses                               (        612)                             1,558
   Interest and amortization of debt expense                         92,911                             92,267
   Amortization of excess of purchase
     price over net assets acquired                                  18,186                             17,832
                                                              -------------                      -------------
                                                                    799,781                            729,788
                                                              -------------                      ------------
                                                                     47,621                             37,771
Income tax expense:

   Current                                                     (      1,825)                      (      1,176)
   Deferred                                                    (     19,090)                      (     18,850)
                                                              -------------                      -------------
Income before extraordinary item                                     26,706                             17,745

Extraordinary item - Loss on early extinguishment of
   debt, (net of income tax benefit of $1,434)                 (      2,663)                               -
                                                              -------------                      -------------
Net income                                                    $      24,043                      $      17,745
                                                              =============                      =============

Income per share:

   Income before extraordinary item                           $         .49                      $         .32
   Extraordinary item                                          (        .05)                               -
                                                              -------------                      --------------
   Net income                                                 $         .44                      $         .32
                                                              =============                      ==============

           See accompanying Notes to Consolidated Financial Statements

                                        WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)

                                                                          FOR THE SIX  MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                ---------------------------------------------
                                                                     1997                             1996
                                                                -------------                    ------------
OPERATIONS                                                                      (in thousands)
----------
   Net income                                                   $      24,043                    $      17,745
   Charges to income not affecting cash:
   Depreciation, depletion and amortization                            37,710                           36,777
   Provision for deferred income taxes                                 19,090                           18,850
   Accumulated postretirement health benefits
     obligation                                                         7,356                           10,807
   Provision for other long-term liabilities                     (          7)                    (        320)
   Amortization of excess of purchase price
     over net assets acquired                                          18,186                           17,832
   Amortization of debt expense                                         3,413                            3,579
   Minority interest                                             (         77)                            -
   Extraordinary item - Loss on early extinguishment of
    debt (net of income tax benefit)                                    2,663                             -
                                                                -------------                    --------------
                                                                      112,377                          105,270
   Decrease (increase) in assets, net of effects
    from acquisitions:
     Short-term investments, restricted                         (      27,597)                    (      9,377)
     Marketable securities                                              1,459                            7,261
     Instalment notes receivable, net                           (          78)                    (      2,548)
     Trade and other receivables, net                                  22,769                            6,549
     Inventories                                                        3,594                           15,541
     Prepaid expenses                                           (       3,288)                           1,500
     Deferred income taxes                                               -                              21,411

   Increase (decrease) in liabilities, net of effects
    from acquisitions:
     Bank overdrafts                                                    1,932                     (      6,612)
     Accounts payable                                           (      15,857)                    (      3,875)
     Accrued expenses                                           (      15,333)                    (      9,659)
     Income taxes payable                                       (       1,898)                    (      1,763)
     Accrued interest                                                   3,358                     (      3,015)
                                                                -------------                    -------------
       Cash flows from operations                                      81,438                          120,683
                                                                -------------                    -------------

FINANCING ACTIVITIES
   Issuance of short-term notes payable
     and long-term senior debt                                      1,318,221                           62,000
   Retirement of long-term senior debt                          (     919,672)                    (    153,203)
   Additions to unamortized debt expense                        (      18,574)                    (        159)
   Additions to treasury stock                                  (      21,799)                            -
   Exercise of employee stock options                                     713                             -
   Fractional share payments                                             -                        (          5)
                                                               --------------                    -------------
     Cash flows from (used in) financing activities                   358,889                     (     91,367)
                                                               --------------                    -------------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                           (     395,383)                            -
   Additions to property, plant and equipment,
      net of normal retirements                                 (      44,278)                    (     46,991)
   (Increase) decrease in investments and other assets                  3,127                     (        182)
                                                               --------------                    -------------
         Cash flows used in investing activities                (     436,534)                    (     47,173)
                                                               --------------                    -------------

Net increase (decrease) in cash and cash equivalents                    3,793                     (     17,857)
Cash and cash equivalents at beginning of period                       35,782                           32,543
                                                               --------------                    -------------
Cash and cash equivalents at end of period                     $       39,575                    $      14,686
                                                               ==============                    =============

           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997

Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company"), is a diversified holding company with five operating groups: Homebuilding and Financing, Water Transmission Products, Natural Resources, Industrial Products and Energy Services. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. All of the amounts are unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been made. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform with the November 30, 1997 presentation. The results for the three and six months ended November 30, 1997 and 1996 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K and Amendment 1 thereto on Form 10-K/A for the year ended May 31, 1997. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K and Form 10-K/A.

Note 2 - Acquisition of Applied Industrial Materials Corporation

On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR") which, through its Carbon Products Division, is a leading international provider of products and outsourcing services to both the petroleum industry and to the steel, foundry and aluminum industries. AIMCOR, through its Metals Division, is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $410 million, subject to adjustments and certain indemnity obligations of the parties as required by the Stock Purchase Agreement. Also, on October 15, 1997, the Company completed a financing with NationsBank, N.A. ("NationsBank") whereby NationsBank provided credit facilities consisting of a $350 million revolving credit facility and a $450 million term loan facility (collectively, the "$800 Million Credit Agreement"). The $800 Million Credit Agreement was used to (a) finance the acquisition of AIMCOR, (b) replace the existing Credit Facilities, (c) pay transaction costs and (d) provide ongoing working capital. The $350 million revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25 million at any time outstanding. The Company recorded an extraordinary loss of $4,097,000 ($2,663,000 net of income tax benefit) in the three months ended November 30, 1997 consisting of a write-off of unamortized debt expense related to the early repayment of the Credit Facilities.

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.
The unaudited pro forma combined results of operations of the Company and AIMCOR for the six months ended November 30, 1997 after giving effect to certain pro forma adjustments are as follows:

                                                                  HISTORICAL
                                                        ------------------------------
                                                          WALTER
                                                        INDUSTRIES          AIMCOR
                                                        SIX MONTHS        FOUR MONTHS          PRO FORMA
                                                       ENDED 11/30/97    ENDED 9/30/97        ADJUSTMENTS          PRO FORMA
                                                       --------------    -------------        -----------          ---------
                                                                        (in thousands except per share amounts)
Net sales and revenues                                   $ 847,402        $ 157,511                                $1,004,913
Cost and expenses:
    Cost of sales                                          564,887          126,790                                   691,677
    Selling, general and administrative                    123,797           11,397              1,067  (b)           136,261
    Interest and amortization of debt expense               92,911            1,389             15,252  (c)           101,878
                                                                                                (7,712) (d)
                                                                                                   343  (e)
                                                                                                  (305) (f)
    Amortization of excess of purchase price
     over net assets acquired                               18,186             -                 2,871  (a)            21,057
                                                       -----------     -------------       -----------            -----------
                                                           799,781          139,576             11,516                950,873
                                                       ------------    -------------       -----------            -----------
                                                            47,621           17,935            (11,516)                54,040
Income tax expense                                         (20,915)            (472)             4,031   (g)          (23,161)
                                                                                                (5,805)  (h)
                                                       -----------     -------------       -----------            -----------
Income before extraordinary item                            26,706           17,463            (13,290)                30,879
Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit                        (2,663)            -                   (31)  (f)           (2,694)
                                                       -----------     -------------       -----------            -----------
Net income                                               $  24,043           $17,463         $ (13,321)            $   28,185
                                                       ===========     =============       ===========            ===========
Income per share:
   Income before extraordinary item                      $     .49                                                 $      .57
   Extraordinary item                                         (.05)                                                      (.05)
                                                       -----------                                                -----------
   Net income                                            $     .44                                                 $      .52
                                                       ===========                                                ===========

(a) This adjustment reflects increase in amortization expense related to the goodwill recorded under the purchase method of accounting of $2,871 for the four months ended September 30, 1997.

(b) To adjust for changes in depreciation expense for the related period associated with the write-up of property, plant and equipment as a result of applying the purchase method of accounting.

(c) To record the interest expense related to the Company's new bank credit facilities which were used to fund the AIMCOR acquisition and retire existing bank debt. A .125% change in the Company's interest rate would have a $285 effect on interest expense for the four months ended September 30, 1997.

(d) Interest expenses incurred under the Company's former credit facilities ($6,735 for four months ended September 30, 1997) and AIMCOR debt ($977 for four months) which would not have been incurred if the new bank credit facilities that were in place had been eliminated.

(e) To record the amortization of debt issuance costs incurred in connection with the Company's new credit facilities.

(f) Amortization of debt issuance costs and the write-off of debt issuance costs, net of income tax benefit, related to the Company's former credit facilities have been eliminated.

(g) The provision for income taxes has been adjusted at the applicable statutory rate to give effect to the pro forma adjustments described above.

(h) The provision for income taxes has been increased to reflect an effective tax rate of 35% on AIMCOR's historical results of operations which would have been incurred as part of the consolidated group.

Note 3 - Cash and Cash Equivalents, Restricted Short-Term Investments and Marketable Securities

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

Restricted short-term investments include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V and VI ($112,050,000) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($94,187,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($16,731,000).

Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values.

Note 4 - Instalment Notes Receivable and Mortgage-Backed/Asset Backed Notes

The net increase in instalment notes receivable for the six month period ended November 30, 1997 and 1996 consists of sales and resales, net of repossessions and provision for possible losses, of $87,215,000 and $86,860,000 and cash collections on account and payouts in advance of maturity of $87,137,000 and $84,312,000, respectively.

Mid-State Trusts II, III, IV and VI are business trusts organized by Mid-State Homes, Inc. ("Mid-State"), which owns all of the beneficial interest in Trusts III, IV and VI. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of mortgage or asset backed notes. The assets of Trusts II, III, IV and VI, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III, IV and VI for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries.

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

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding by trust are as follows (in thousands):

                                                                  NOVEMBER 30, 1997
                                      ----------------------------------------------------------------------
                                         GROSS BALANCE            ECONOMIC BALANCE         DEBT OUTSTANDING
                                      ----------------            ----------------         -----------------
         Trust II                     $        874,292             $       555,244           $       366,500
         Trust III                             339,521                     184,352                   102,039
         Trust IV                            1,522,090                     673,340                   809,078
         Trust V                               418,604                     162,628                   115,000
         Trust VI                            1,116,446                     439,789                   424,506
         Unpledged                               2,973                       1,291                      -
                                      ----------------             ---------------           ---------------
         Total                        $      4,273,926             $     2,016,644           $     1,817,123
                                      ================             ===============           ===============


On June 11, 1997, Mid-State Homes purchased from Mid-State Trust V mortgage instalment notes having a gross amount of

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

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

Note 5 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. Changes in stockholders' equity for the six months ended November 30, 1997 are summarized as follows:

                                                                           (IN THOUSANDS)
                                    -----------------------------------------------------------------------------------------------
                                                                                                EXCESS OF
                                                                               RETAINED        ADDITIONAL
                                       COMMON STOCK         CAPITAL IN         EARNINGS          PENSION         TREASURY STOCK
                                    SHARES    PAR VALUE       EXCESS           (DEFICIT)        LIABILITY      SHARES      AMOUNT
                                    ------    ---------     ----------         ---------       -----------     ------      ------
Balance at May 31, 1997             55,063       $551      $  1,164,261     $   (840,744)       $  (4,656)
Stock issued from option
     exercises                          39                          713
Canceled shares                        (10)
Purchase of treasury stock                                                                                       1,396    $(21,799)
Net income                                                                        24,043
                                   -------      -----      ------------     ------------        ---------      -------    --------
Balance at November 30, 1997        55,092      $ 551      $  1,164,974     $(   816,701)       $(  4,656)       1,396    $(21,799)
                                   =======      =====      ============     ============        =========      =======    ========

Note 6 - Segment Information

Information relating to the Company's business segments is set forth below:

                                                            THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                ------------------------------------------
                                                      1997                      1996
                                                ----------------          ----------------
                                                               (in thousands)

Sales and Revenues:
   Homebuilding and financing                   $        113,725          $        110,284
   Water transmission products                           115,668                   122,336
   Natural resources                                      89,144                    91,661
   Industrial products                                    73,188                    73,275
   Energy services                                        56,395                      -
   Corporate                                     (            51)                      340
                                                ----------------          ----------------
     Consolidated sales and revenues            $        448,069          $        397,896
                                                ================          ================

                                                                            THREE MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                 ------------------------------------------
                                                                      1997                      1996
                                                                 ---------------           ----------------
                                                                               (in thousands)
Contributions to Operating Income (a) :
   Homebuilding and financing (b)                               $         23,224          $         19,037
   Water transmission products                                             5,591                     7,585
   Natural resources                                                       7,632                     4,069
   Industrial products                                                     4,925                     5,120
   Energy services                                                         1,941                      -
                                                                ----------------          ----------------
                                                                          43,313                    35,811
   Unallocated corporate interest and
     other expense (b)                                           (        22,700)          (        19,176)
   Income tax expense                                            (         7,972)          (         9,110)
                                                                ----------------          ----------------
     Income before extraordinary item                           $         12,641          $          7,525
                                                                ================          ================

   (a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $9,770,000 in 1997 and $8,830,000 in 1996. A breakdown by segment is as follows:

                                                                            THREE MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                ------------------------------------------
                                                                      1997                      1996
                                                                ----------------          ----------------
                                                                               (in thousands)
         Homebuilding and financing                             $          6,762          $         7,249
         Water transmission products                                       3,046                    3,045
         Natural resources                                       (           332)          (          332)
         Industrial products                                                 159                      161
         Energy services                                                   1,429                      -
         Corporate                                               (         1,294)          (        1,293)
                                                                ----------------          ----------------
                                                                $          9,770          $         8,830
                                                                ================          ===============

   (b) - Interest expense incurred by the Homebuilding and Financing Group and Corporate is as follows:

                                                                            THREE MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                ------------------------------------------
                                                                      1997                      1996
                                                                ----------------           ---------------
                                                                               (in thousands)
         Homebuilding and financing:
           Gross interest                                       $         39,258          $         38,196
           Less: Intercompany interest income                    (         9,935)           (        8,429)
                                                                ----------------          ----------------
           Net interest                                                   29,323                    29,767
         Corporate                                                        18,725                    15,966
                                                                ----------------          ----------------
                                                                $         48,048          $         45,733
                                                                ================          ================

         The Corporate interest and other expenses are attributable to all groups, but cannot be reasonably allocated to specific groups.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                                                             SIX MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                ------------------------------------------
                                                                      1997                      1996
                                                                ----------------          ----------------
                                                                               (in thousands)

Sales and Revenues:
   Homebuilding and financing                                   $        224,563          $        221,213
   Water transmission products                                           224,527                   234,031
   Natural resources                                                     190,773                   166,054
   Industrial products                                                   150,851                   145,640
   Energy services                                                        56,395                      -
   Corporate                                                                 293                       621
                                                                ----------------          ----------------
     Consolidated sales and revenues                            $        847,402          $        767,559
                                                                ================          ================

Contributions to Operating Income (a) :
   Homebuilding and financing (b)                               $         42,911          $         38,218
   Water transmission products                                            10,939                    13,851
   Natural resources                                                      21,175                    13,469
   Industrial products                                                     9,680                     9,317
   Energy services                                                         1,941                      -
                                                                ----------------          ----------------
                                                                          86,646                    74,855
   Unallocated corporate interest and
     other expense (b)                                           (        39,025)           (       37,084)
   Income tax expense                                            (        20,915)           (       20,026)
                                                                ----------------          ----------------
     Income before extraordinary item                           $         26,706          $         17,745
                                                                ================          ================

   (a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $18,186,000 in 1997 and $17,832,000 in 1996. A breakdown by segment is as follows:


                                                                             SIX MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                --------------------------------------------
                                                                      1997                       1996
                                                                ----------------           -----------------

                                                                               (in thousands)
         Homebuilding and financing                             $         13,578          $         14,658
         Water transmission products                                       6,127                     6,124
         Natural resources                                       (           667)           (          666)
         Industrial products                                                 320                       319
         Energy services                                                   1,429                      -
         Corporate                                               (         2,601)           (        2,603)
                                                                ----------------          ----------------
                                                                $         18,186          $         17,832
                                                                ================          ================

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

   (b) - Interest expense incurred by the Homebuilding and Financing Group and Corporate is as follows:


                                                                             SIX MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                 ------------------------------------------
                                                                      1997                      1996
                                                                 ---------------           ----------------
                                                                               (in thousands)

         Homebuilding and financing:
           Gross interest                                       $         78,185          $         77,019
           Less: Intercompany interest income                    (        18,607)           (       16,647)
                                                                ----------------          ----------------
           Net interest                                                   59,578                    60,372
         Corporate                                                        33,333                    31,895
                                                                ----------------          ----------------
                                                                $         92,911          $         92,267
                                                                ================          ================

     The Corporate interest and other expenses are attributable to all groups, but cannot be reasonably allocated to specific groups.

Note 7 - Litigation and Other Matters

SUIT BY THE COMPANY AND JIM WALTER RESOURCES, INC. FOR BUSINESS INTERRUPTION LOSSES

In October 1997, the Company and its subsidiary, Jim Walter Resources, Inc. ("JWR"), agreed to settle the lawsuit filed in the Circuit Court for Tuscaloosa County, Alabama, against certain insurance carriers seeking payment of insurance pertaining to losses associated with a fire in November 1993 at JWR's Mine No.
5. The Company has entered into settlements with all of such insurers who, in the aggregate, have paid $24 million in full and final settlement of the Company's and JWR's claim.

FEDERAL INCOME TAX

A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed in the Bankruptcy Court by the Internal Revenue Service ("IRS") for taxes, interest and penalties in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect for fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. These proofs of claim represent total adjustments to taxable income of approximately $360 million for all tax periods at issue. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. By joint stipulation between the IRS and the Company, confirmed by Order of the Bankruptcy Court dated January 3, 1997, the IRS conceded an issue involving an adjustment to taxable income of approximately $51 million for hedging losses incurred during fiscal year 1988. In December 1997, the IRS advised the Company that the IRS has agreed to concede an issue involving adjustments to taxable income of approximately $127 million for amortization deductions for tax years 1988 through 1991 related to certain debt issuance costs. The concession is subject to Bankruptcy Court approval which the Company expects to obtain prior to the end of fiscal year 1998. The Company believes that the balance of such proofs of claim are substantially without merit and intends to defend vigorously such claims, but there can be no assurance as to the ultimate outcome.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR"), which is a leading international provider of products and outsourcing services to both the petroleum industry and to the steel, foundry and aluminum industries. AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. Sales and revenues and operating income for AIMCOR are reflected in the Company's new business segment, the Energy Services Group (see Notes 2 and 6 of Notes to Consolidated Financial Statements).

Net sales and revenues for the three months ended November 30, 1997 were $50.2 million, or 12.6%, above the prior year period. This performance, in addition to the contribution from AIMCOR, principally reflected increased time charge income (revenues received for the Mid-State Homes instalment note portfolio), improved pricing and/or mix from home sales and aluminum foil and sheet products and higher coal and methane gas sales volumes, partially offset by a reduction in home unit sales and lower selling prices and volumes of ductile iron pressure pipe, fittings and window components and lower selling prices for coal.

Homebuilding and Financing Group sales and revenues were $3.4 million, or 3.1% above the prior year period. This performance reflects a 3.0% increase in the average net selling price, from $46,700 in the 1996 period to $48,100 in 1997, partially offset by a 2.6% decrease in the number of units sold, from 1,004 units in the 1996 period to 978 units in 1997. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs. The decrease in unit sales resulted from intense competition from local and regional homebuilders. Jim Walter Homes' backlog at November 30, 1997 was 2,041 units compared to 2,052 units at November 30, 1996. Time charge income increased from $57.4 million in the 1996 period to $60.3 million in 1997. The increase is attributable to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $23.2 million (net of interest expense) was $4.2 million greater than the prior year period reflecting the higher time charge income, the increase in the average net selling price per home sold, lower interest expense in the 1997 period ($29.3 million) as compared to the prior year ($29.8 million) and lower goodwill amortization in the 1997 period ($6.7 million) versus 1996 ($7.2 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $ 6.7 million, or 5.5%, below the prior year period. The decrease was the result of lower sales prices and volumes for ductile iron pressure pipe and fittings. Ductile iron pressure pipe shipments, at 151,000 tons, declined 3% and selling prices were 4% lower than the prior year period, reflecting intense competitive conditions related to the continuing slow pace of funding for infrastructure repair and replacement projects. The order backlog at November 30, 1997 was 117,510 tons, which represents approximately three months shipments compared with 113,210 tons at November 30, 1996. Operating income of $5.6 million was $2.0 million below the prior year period. This performance was the result of the previously mentioned lower sales prices and volumes and gross profit margins for ductile iron pressure pipe and fittings.

Natural Resources Group sales and revenues were $2.5 million, or 2.7%, below the prior year period. The decrease resulted from reduced selling prices for coal, partially offset by slightly higher coal shipments due to higher production levels and greater methane gas selling prices and sales volumes. A total of 1.81 million tons of coal was sold at an average selling price per ton of $43.50 in the current year period compared with 1.78 million tons at $45.06 in 1996. The decrease in the average selling price was the result of lower price realizations on shipments to Alabama Power and the worldwide metallurgical market. Methane gas sales volumes were 2.2 billion cubic feet in the 1997 period versus 1.8 billion cubic feet in 1996. The average selling price per thousand cubic feet, which included a monthly reservation fee of $675,000 in both periods, was $4.27 in the 1997 period versus $4.17 in 1996. The Group's operating income of $7.6 million exceeded the prior year period by $3.6 million. This performance was the result of the slightly higher level of coal shipments and improved methane gas sales volumes and selling prices combined with increased coal productivity which contributed to lower production costs ($37.13 per ton in the 1997 period versus $39.89 in 1996), partially offset by the reduced selling prices for coal. During the three months ended November 30, 1996, Mine No. 5 was in development and while in development the mine's costs were capitalized ($8.8 million).

Industrial Products Group sales and revenues approximated the prior year period. Reduced shipments of aluminum foil products, foundry and furnace coke and lower sales prices and volumes of window components were offset by increased shipments of aluminum sheet products and slag wool and increased selling prices for aluminum foil and sheet products and foundry and furnace coke. Operating income of $4.9 million was $.2 million below the prior year period. This performance was the result of an earlier than expected seasonal decline in shipments of higher margin specialty foil products, as well as the short-term impact of higher aluminum raw material costs and unfavorable results in the window components and metal building and foundry businesses, partially offset by improved profit margins realized on slag wool.

Cost of sales, exclusive of depreciation, of $304.4 million was 79.8% of net sales in the 1997 period versus $264.4 million and 79.6% in 1996.

Selling, general and administrative expenses of $40.5 million were 9.0% of net sales and revenues in the 1997 period versus $35.8 million and 9.0% in 1996.

Interest and amortization of debt expense was $48.0 million in the 1997 period versus $45.7 million in 1996 reflecting higher outstanding debt balances and interest rates. The average rate of interest in the 1997 period was 8.20% as compared to 8.14% in 1996. The prime rate of interest was 8.5% in the 1997 period compared to 8.25% in 1996.

The Company's effective tax rate in the 1997 and 1996 periods differed from the statutory tax rate primarily due to amortization of excess of purchase price over net assets acquired (excluding such amount related to the AIMCOR acquisition) which is not deductible for tax purposes, and percentage depletion recognized in the 1997 period.

On October 15, 1997, the Company completed a financing with NationsBank N.A. ("NationsBank") whereby NationsBank provided credit facilities totaling $800 million (the "$800 Million Credit Agreement"). The $800 Credit Agreement was used to (a) finance the acquisition of AIMCOR, (b) replace the existing Credit Facilities, (c) pay transaction costs and (d) provide ongoing working capital. The Company recorded an extraordinary loss of $4.1 million ($2.7 million net of income tax benefit) consisting of write-off of unamortized debt expense related to the early repayment of the existing Credit Facilities. See "Financial Condition".

The net income in the 1997 period was $10.0 million compared to net income of $7.5 million in the 1996 period reflecting all of the previously mentioned factors as well as lower postretirement health benefits in the current year period.

SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

Net sales and revenues for the six months ended November 30, 1997 were $79.8 million, or 10.4%, above the prior year period. This performance, in addition to the contribution from AIMCOR, which is reflected in the Company's new Energy Services business segment, principally resulted from higher time charge income (revenues received from the Mid-State Homes instalment note portfolio), improved pricing and/or mix from home sales, aluminum sheet products and furnace and foundry coke, and higher sales volumes of coal, methane gas, ductile iron pressure pipe, aluminum sheet products and slag wool, partially offset by a reduction in homes unit sales, lower aluminum foil products and fittings volumes and reduced selling prices for pipe products.

Homebuilding and Financing sales and revenues were $3.4 million, or 1.5% above the prior year period. This performance reflects a 2.8% increase in the average net selling price, from $46,600 in the 1996 period to $47,900 in 1997, offset by a 3.3% decrease in the number of units sold, from 2,023 units in the 1996 period to 1,957 units in 1997. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs. The decrease in unit sales resulted from intense competition in virtually every Jim Walter Homes sales region. Time charge income increased from $114.9 million in the 1996 period to $118.1 million in 1997. The increase is attributable to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $42.9 million (net of interest expense) was $4.7 million greater than the prior year period reflecting the higher time charge income, the increase in the average net selling price per home sold, an improved gross profit margin, lower interest expense in the 1997 period ($59.6 million) as compared to the prior year ($60.4 million) and lower goodwill amortization in the 1997 period ($13.6 million) versus 1996 ($14.7 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $9.5 million, or 4.1%, below the prior year period. The decrease was the result of lower selling prices for ductile iron pressure pipe, fittings, valves and hydrants and reduced fittings sales volumes, partially offset by an increase in shipments for ductile iron pressure pipe. Ductile iron pressure pipe shipments, at 297,000 tons, were 1% higher than the prior year period while average selling prices were 4% lower reflecting intense competitive conditions related to the continuing slow pace of funding for infrastructure repair and replacement projects. Operating income of $10.9 million was $2.9 million below the prior year period. This performance was the result of the lower selling prices and gross profit margins for ductile iron pressure pipe and fittings, partially offset by the previously mentioned increase in pressure pipe sales volumes.

Natural Resources Group sales and revenues were $24.7 million, or 14.9%, above the prior year period. The increase resulted from increased coal shipments due to higher production levels coupled with greater methane gas sales volumes, partially offset by reduced selling prices for coal. A total of 4.04 million tons of coal was sold at an average selling price per ton of $42.81 in the current year period compared with 3.27 million tons at $44.78 in 1996. The decrease in the average selling price was primarily the result of a greater percentage of tonnage sold to the worldwide metallurgical market. Methane gas sales volumes were 4.1 billion cubic feet in the 1997 period versus 3.7 billion cubic feet in 1996. The average selling price per thousand cubic feet, which included a monthly reservation fee of $675,000 in both periods, was $3.89 in the 1997 period versus $3.88 in 1996. The Group's operating income of $21.2 million exceeded the prior year period by $7.7 million. This performance was the result of higher coal shipments and methane gas sales volumes combined with increased coal productivity which contributed to lower production costs ($36.31 per ton in the 1997 period versus $39.42 in 1996), partially offset by the reduced coal selling prices. The current period results also included a $4.0 million credit from settlement of an insurance claim relating to a production hoist accident at Blue Creek Mine No. 3 in fiscal 1993. Prior year results included a $4.7 million credit from settlement of a legal claim relating to a theft of coal inventory at the Port of Mobile, Alabama. In addition, during the six months ended November 30, 1996, Mine No. 5 was in development and while in development the mine's costs were capitalized ($12.0 million).

Industrial Products Group sales and revenues were $5.2 million, or 3.6%, greater than the prior year period. The improved performance was the result of increased shipments of aluminum sheet products and slag wool, partially offset by decreased shipments of aluminum foil products, furnace coke and window components, combined with lower selling prices for aluminum foil products and window components. Operating income of $9.7 million exceeded the prior year period by $.4 million. The improved performance primarily resulted from the sales increases and higher gross profit margins realized on aluminum products, foundry and furnace coke and slag wool.

Cost of sales, exclusive of depreciation, of $564.9 million was 78.9% of net sales in the 1997 period versus $499.4 million and 78.2% in 1996. Selling, general and administrative expenses of $75.6 million were 8.9% of net sales and revenues in the 1997 period versus $69.1 million and 9.0% in 1996.

Interest and amortization of debt expense was $92.9 million in the 1997 period versus $92.3 million in 1996 reflecting higher outstanding debt balances and interest rates. The average rate of interest in the 1997 period was 8.17% as compared to 8.14% in 1996. The prime rate of interest was 8.5% in the 1997 period compared to 8.25% in 1996.

The Company's effective tax rate in the 1997 and 1996 periods differed from the statutory tax rate primarily due to amortization of excess of purchase price over net assets acquired (excluding such amount related to the AIMCOR acquisition) which is not deductible for tax purposes and percentage depletion recognized in the 1997 period.

As previously mentioned, on October 15, 1997, the Company completed the $800 Million Credit Agreement financing with NationsBank. The Company recorded an extraordinary loss of $4.1 million ($2.7 million net of income tax benefit) consisting of write-off of unamortized debt expense related to the early repayment of the existing Credit Facilities. See "Financial Condition".
The net income in the 1997 period was $24.0 million compared to net income of $17.7 million in the 1996 period reflecting all of the previously mentioned factors as well as lower postretirement health benefits in the current year period.

Financial Condition

Since May 31, 1997, total debt increased $449.1 million. On June 11, 1997, Mid-State purchased from Mid-State Trust V mortgage instalment notes having a gross amount of $1.196 billion and an economic balance of $462.3 million and subsequently sold such mortgage instalment notes to Mid-State Trust VI ("Trust VI"), a business trust organized by Mid-State which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance by Trust VI of $439.2 million of Trust VI Asset Backed Notes. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used to pay down the Mid-State Trust V Variable Loan Agreement indebtedness of $384.0 million and for general corporate purposes.

In conjunction with the closing of the AIMCOR acquisition, on October 15, 1997 the Company completed the $800 Million Credit Agreement with
NationsBank. The financing consisted of a $350 million revolving credit facility ("Revolving Credit Facility") and a $450 million six-year term loan (the "Term Loan"). Proceeds from the financing were used to (a) finance the acquisition of AIMCOR, (b) pay transaction costs, (c) provide ongoing working capital and (d) replace the Credit Facilities. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25 million at any time outstanding. The $800 Million Credit Agreement is secured by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings. Net cash proceeds from (a) asset sales where the aggregate consideration received exceeds $20,000,000 and the cumulative amount of such proceeds from such sales since the most recent preceding prepayment equals or exceeds $5,000,000, (b) each Permitted Receivables Securitization (as defined in the $800 Million Credit Agreement) or (c) the issuance of Consolidated Indebtedness (as defined in the $800 Million Credit Agreement) permitted thereunder must be applied to permanently reduce the $800 Million Credit Agreement. There have been no such proceeds to date. The Revolving Credit Facility has a term of six years and the Term Loan amortizes over a six-year period. Scheduled principal payments to be made on the Term Loan in each of the six years commencing October 15, 1998 are $25,000,000, $50,000,000, $75,000,000, $75,000,000, $100,000,000, and $125,000,000,
respectively. Borrowings under the Company's $800 Million Credit Agreement bear interest at rates that fluctuate. As of November 30, 1997, borrowing under the $800 Million Credit Agreement totaled $692.1 million. In addition, there were $32.1 million face amount letters of credit outstanding thereunder.

During the six month period ended November 30, 1997, borrowings under Mid-State Trust V Variable Funding Loan Agreement totaled $115.0 million and debt assumed from acquisitions totaled $3.6 million. Scheduled payments on the Mid-State Trust II Mortgage-Backed Notes, the Mid-State Trust II Asset Backed Notes, the Mid-State Trust II Asset Backed Notes, the Mid-State Trust IV Asset Backed Notes and the Mid-State Trust VI Asset Backed Notes amounted to $43.5 million, $14.9 million, $32.1 million and $14.7 million, respectively. In addition, scheduled retirements of other long-term debt amounted to $.6 million.

The $800 Million Credit Agreement contains a number of covenants, including restrictions on liens, indebtedness, leases, mergers, sales or dispositions of assets, investments, dividends, repurchases of shares of capital stock, prepayment of indebtedness and capital expenditures, as well as financial covenants with respect to leverage ratios, and fixed charge coverage ratios. The borrowers are required to maintain a leverage ratio (the ratio of indebtedness to consolidated EBITDA) of not more than 3.90 to 1 for the measurement period ending May 30, 1998, 3.75 to 1 for the measurement period commencing May 31, 1998 and ending May 30, 1999 and 3.25 to 1 thereafter. The borrowers' fixed charge coverage ratio (the ratio of (a) EBITDA minus capital expenditures to (b) the sum of all required principal payments on outstanding indebtedness, interest expense and dividends paid) is required to be at least 1.25 to 1 at the end of each Four Quarter Period (as defined in the $800 Million Credit Agreement) for the duration of the $800 Million Credit Agreement. Compliance by the borrowers with the above-referenced measures is required under the $800 Million Credit Agreement beginning with the period ending February 28, 1998.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at November 30, 1997.

Liquidity and Capital Resources

At November 30, 1997, cash and cash equivalents, net of bank overdrafts, were approximately $12.1 million. Operating cash flows for the six months ended November 30, 1997 together with issuance of the Mid-State Trust VI Asset Backed Notes, the proceeds from the $800 Million Credit Agreement, borrowings under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances were primarily used for retirement of long-term senior debt, the purchase of AIMCOR, interest payments, capital expenditures and the purchase of approximately 1.4 million shares of common stock in June 1997.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at November 30, 1997 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1998 will approximate $61 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State asset backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all of its planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 7 of Notes to Consolidated Financial Statements contained in
Part I - Financial Information.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held September 16, 1997, the following proposals were approved:


                                                                  AFFIRMATIVE            NEGATIVE                  VOTES
                                                                     VOTES                 VOTES                 WITHHELD
         (1)  Proposal to approve an Annual Incentive Plan for
              Key Employees which is intended to
              satisfy the provision of Section 162(m)
              of the Internal Revenue Code                         41,986,447               181,263               9,406,996

         (2)  Proposal to approve the Amended 1995 Long-Term
              Incentive Stock Plan of Walter Industries,
              Inc.                                                 39,465,620             3,199,158               8,912,136

         (3)  Proposal to ratify the appointment of Price
              Waterhouse LLP as independent certified public
              accountants for the fiscal year ending
              May 31, 1998.                                        51,554,345                 5,146                  15,214

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 11(a) - Net income per share calculation for the three months ended November 30, 1997 and 1996 Exhibit 11(b) - Net income per share calculation for the six months ended
               November 30, 1997 and 1996 Exhibit 27 -Financial Data Schedule

          (b) On October 30, 1997, the Company filed a Current Report on Form 8-K with respect to the acquisition of the stock of Applied Industrial Materials Corporation. The Company stated in such Current Report of Form 8-K that it was impracticable to provide the financial statements and pro forma financial information required to be filed therewith relative to the acquired stock, but that it intended to file the required financial statements and pro forma financial information as soon as practicable, but no later than 60 days from the date of that filing. On December 29, 1997, the Company filed an amendment to such Current Report on Form 8-K/A to include the required financial statements and pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WALTER INDUSTRIES, INC.

 /s/ D. M. FJELSTUL                          /s/ F. A. HULT
----------------------------               ---------------------------------
D. M. Fjelstul                              F. A. Hult
Senior Vice President and                   Vice President, Controller and
Principal Financial Officer                 Principal Accounting Officer



Date:   JANUARY 14, 1998