Form 10-Q
period 1998-02-28
WALTER INDUSTRIES INC /NEW/
filed 1998-04-14
CIK 837173

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549


                                     FORM 10-Q


      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 1998

                                         or

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

   There were 53,792,393 shares of common stock of the registrant outstanding at
                                  March 31, 1998.

                            PART I - FINANCIAL INFORMATION
                       WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                                            February 28,
                                                               1998          May 31,
                                                            (Unaudited)       1997
                                                           -------------  ------------
                                                                 (in thousands)

ASSETS
------

Cash and cash equivalents                                  $    39,791    $    35,782
Short-term investments, restricted                             225,546        195,371
Marketable securities                                           38,810         41,222
Instalment notes receivable                                  4,271,528      4,256,845
  Less - Provision for possible losses                         (26,442)       (26,394)
         Unearned time charges                              (2,914,251)    (2,896,517)
Trade and other receivables, less provision for possible
  losses of $7,226 and $8,225, respectively                    188,797        182,891
Inventories, at lower of cost (first in, first out
  or average) or market:
    Finished goods                                             211,835        117,949
    Goods in process                                            40,965         32,291
    Raw materials and supplies                                  53,527         52,066
    Houses held for resale                                       3,349          3,068
Prepaid expenses                                                17,074         11,862

Property, plant and equipment, at cost                       1,167,113        978,006

  Less - Accumulated depreciation,
         depletion and amortization                           (517,114)      (409,830)
Investments and other assets                                    51,789         46,783

Deferred income taxes                                           84,110        109,023
Unamortized debt expense                                        32,343         22,793
Excess of purchase price over net assets acquired              538,705        274,174
                                                           -----------    -----------
                                                           $ 3,507,475    $ 3,027,385
                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term notes payable                                   $     2,900    $       -
Bank overdrafts                                                 18,507         25,523
Accounts payable                                               123,537         86,418
Accrued expenses                                               135,204        131,768
Income taxes payable                                            57,305         58,884
Long-term senior debt:
  Mortgage-backed/asset backed notes                         1,796,173      1,752,125
  Other senior debt                                            684,320        313,450
Accrued interest                                                25,304         23,220
Accumulated postretirement health benefits obligation          280,419        268,959
Other long-term liabilities                                     53,186         47,626

Stockholders' equity
  Common stock                                                     551            551
  Capital in excess of par value                             1,165,386      1,164,261
  Retained earnings (deficit)                                 (808,993)      (840,744)
  Cumulative foreign currency adjustment                           153            -
  Excess of additional pension liability over
    unrecognized prior years service cost                       (4,656)        (4,656)
  Treasury stock                                               (21,821)           -
                                                           -----------    -----------
Total stockholders' equity                                     330,620        319,412
                                                           -----------    -----------
                                                           $ 3,507,475    $ 3,027,385


          See accompanying Notes to Consolidated Financial Statements

                            WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)


                                                               For the three months ended
                                                                      February 28,
                                                         ---------------------------------------
                                                           1998                           1997
                                                         --------                       --------
                                                         (in thousands except per share amounts)

Sales and revenues:
  Net sales                                              $387,277                       $276,912
  Time charges                                             59,243                         57,447
  Miscellaneous                                             7,302                          6,056
                                                         --------                       --------
                                                          453,822                        340,415
                                                         --------                       --------


Cost and expenses:
  Cost of sales                                           306,659                        225,250
  Depreciation, depletion and amortization                 20,250                         16,648
  Selling, general and administrative                      43,876                         37,191
  Postretirement health benefits                            5,565                          6,402
  Provision for possible losses                               593                            580
  Interest and amortization of debt expense                50,903                         44,331
  Amortization of excess of purchase
   price over net assets acquired                          10,086                          8,463
                                                         --------                       --------
                                                          437,932                        338,865
                                                         --------                       --------
                                                           15,890                          1,550
Income tax expense:
  Current                                                  (2,359)                          (545)
  Deferred                                                 (5,823)                        (3,253)
                                                         --------                       --------
Net income (loss)                                        $  7,708                      $  (2,248)
                                                         ========                      =========

Basic earnings(loss) per share:                          $    .14                      $    (.04)
                                                         ========                      =========

Diluted earnings(loss) per share:                        $    .14                      $    (.04)
                                                         ========                      =========


          See accompanying Notes to Consolidated Financial Statements

                            WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)


                                                              For the nine months ended
                                                                     February 28,
                                                       -----------------------------------------
                                                          1998                           1997
                                                       ----------                     ----------
                                                         (in thousands except per share amounts)

Sales and revenues:
  Net sales                                            $1,103,464                     $  915,516
  Time charges                                            177,331                        172,390
  Miscellaneous                                            20,429                         20,068
                                                       ----------                     ----------
                                                        1,301,224                      1,107,974
                                                       ----------                     ----------
Cost and expenses:
  Cost of sales                                           871,546                        724,622
  Depreciation, depletion and amortization                 57,960                         53,425
  Selling, general and administrative                     119,445                        106,301
  Postretirement health benefits                           16,695                         19,274
  Provision for possible losses                               (19)                         2,138
  Interest and amortization of debt expense               143,814                        136,598
  Amortization of excess of purchase
   price over net assets acquired                          28,272                         26,295
                                                       ----------                     ----------
                                                        1,237,713                      1,068,653
                                                       ----------                     ----------
                                                           63,511                         39,321
Income tax expense:
  Current                                                  (4,184)                        (1,721)
  Deferred                                                (24,913)                       (22,103)
                                                       ----------                     ----------
Income before extraordinary item                           34,414                         15,497

Extraordinary item - Loss on early extinguishment of
  debt (net of income tax benefit of $1,434)               (2,663)                           -
                                                       ----------                     ----------
Net income                                             $   31,751                    $    15,497
                                                       ==========                    ===========

Basic earnings per share:
  Income before extraordinary item                     $      .64                    $       .28
  Extraordinary item                                         (.05)                           -
                                                       ----------                     ----------
  Net income                                           $      .59                    $       .28
                                                       ==========                    ===========

Diluted earnings per share:
  Income before extraordinary item                     $      .63                    $       .28
  Extraordinary item                                         (.05)                           -
                                                       ----------                     ----------
  Net income                                           $      .58                    $       .28
                                                       ==========                    ===========


          See accompanying Notes to Consolidated Financial Statements

                             WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)


                                                          For the nine months ended February 28,
                                                        -------------------------------------------
                                                           1998                             1997
                                                        ----------                       ----------
OPERATIONS                                                             (in thousands)
----------
 Net income                                            $   31,751                        $   15,497
 Charges to income not affecting cash:
 Depreciation, depletion and amortization                  57,960                            53,425
 Provision for deferred income taxes                       24,913                            22,103
 Accumulated postretirement health benefits
   obligation                                              11,460                            16,290
 Benefit from other long-term liabilities                    (720)                             (394)
 Amortization of excess of purchase price
   over net assets acquired                                28,272                            26,295
 Amortization of debt expense                               5,084                             5,265
 Extraordinary item - Loss on early extinguishment of
   debt (net of income tax benefit)                         2,663                               -
                                                       ----------                        ----------
                                                          161,383                           138,481
 Decrease (increase) in assets, net of effects
  from acquisitions:
   Short-term investments, restricted                     (30,175)                          (15,681)
   Marketable securities                                    2,412                            20,245
   Instalment notes receivable, net                         3,099                            (4,527)
   Trade and other receivables, net                        51,838                            32,981
   Inventories                                            (27,303)                           11,733
   Prepaid expenses                                        (3,609)                           (2,379)
   Deferred income taxes                                      -                              21,411

Increase (decrease) in liabilities, net of effects
  from acquisitions:
   Bank overdrafts                                         (7,016)                          (13,902)
   Accounts payable                                        (7,882)                           (4,161)
   Accrued expenses                                       (10,972)                             (536)
   Income taxes payable                                      (101)                           (2,638)
   Accrued interest                                         2,084                            (4,285)
                                                       ----------                        ----------
     Cash flows from operations                           133,758                           176,742
                                                       ----------                        ----------

FINANCING ACTIVITIES
  Issuance of short-term notes payable
    and long-term senior debt                           1,342,450                           110,000
  Retirement of long-term senior debt                    (975,172)                         (232,698)
  Additions to unamortized debt expense                   (18,731)                             (159)
  Additions to treasury stock                             (21,821)                              -
  Fractional share payments                                     -                                (5)
  Exercise of employee stock options                        1,125                               -
                                                       ----------                        ----------
    Cash flows from (used in) financing activities        327,851                          (122,862)
                                                       ----------                        ----------

INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                     (403,006)                              -
  Additions to property, plant and equipment,
   net of normal retirements                              (57,590)                          (68,726)
  Decrease in investments and other assets                  2,402                             3,042
                                                       ----------                        ----------
     Cash flows used in investing activities             (458,194)                          (65,684)
                                                       ----------                        ----------
Effect of exchange rate on cash                               594                               -
                                                       ----------                        ----------

Net increase (decrease) in cash and cash equivalents        4,009                           (11,804)
Cash and cash equivalents at beginning of period           35,782                            32,543
                                                       ----------                        ----------
Cash and cash equivalents at end of period             $   39,791                        $   20,739
                                                       ==========                        ==========


          See accompanying Notes to Consolidated Financial Statements

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FEBRUARY 28, 1998

Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company"), is a diversified holding company with five operating groups: Homebuilding and Financing, Water Transmission Products, Natural Resources, Industrial Products and Energy Services. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. All of the amounts are unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been made. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform with the February 28, 1998 presentation. The results for the three and nine months ended February 28, 1998 and 1997 are not necessarily indicative of results for a full fiscal year.
These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K and Amendment 1 thereto on Form 10-K/A for the year ended May 31, 1997. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K and Form 10-K/A.


Note 2 - Acquisition of Applied Industrial Materials Corporation

On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR") which, through its Carbon Products Division, is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. AIMCOR, through its Metals Division, is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $408 million, subject to certain indemnity obligations of the parties as required by the Stock Purchase Agreement. Also, on October 15, 1997, the Company completed a financing with NationsBank, N.A. ("NationsBank") whereby NationsBank provided credit facilities consisting of a $350 million revolving credit facility and a $450 million term loan facility (collectively, the "$800 Million Credit Agreement"). The $800 Million Credit Agreement was used to (a) finance the acquisition of AIMCOR, (b) replace the existing Credit Facilities, (c) pay transaction costs and (d) provide ongoing working capital. The $350 million revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25 million at any time outstanding. The Company recorded an extraordinary loss of $4,097,000 ($2,663,000 net of income tax benefit) in the nine months ended February 28, 1998 consisting of a write-off of unamortized debt expense related to the early repayment of the Credit Facilities.

The following unaudited results of operations reflects the effect on the Company's operations as if the acquisition of AIMCOR had occurred as of June 1, 1997.

                                                  Nine months ended
                                                  February 28, 1998
                                                  -----------------

               Net sales and revenues                  $1,458,735
               Net income                              $   35,893
               Basic earnings per share                $      .67
               Diluted earnings per share              $      .66

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of June 1, 1997, nor are they necessarily indicative of future operating results.

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

Restricted short-term investments include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V and VI ($109,164,000) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes but which are subject to retention ($101,225,000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($15,157,000).

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


Note 4 - Instalment Notes Receivable and Mortgage-Backed/Asset Backed Notes

The net increase in instalment notes receivable for the nine month period ended February 28, 1998 and 1997 consists of sales and resales, net of repossessions and provision for possible losses, of $128,503,000 and $129,871,000 and cash collections on account and payouts in advance of maturity of $131,602,000 and $125,344,000, respectively.

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

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding by trust are as follows (in thousands):


                                     February 28, 1998
                   ------------------------------------------------------
                   Gross Balance     Economic Balance    Debt Outstanding
                   -------------     ----------------    ----------------
     Trust II       $  831,300          $  530,029          $  344,750
     Trust III         325,730             178,038              93,718
     Trust IV        1,478,625             658,717             790,482
     Trust V           544,322             211,674             152,000
     Trust VI        1,088,628             431,539             415,223
     Unpledged           2,923               1,280                 -
                    ----------          ----------          ----------
     Total          $4,271,528          $2,011,277          $1,796,173
                    ==========          ==========          ==========


On June 11, 1997, Mid-State Homes purchased from Mid-State Trust V mortgage instalment notes having a gross amount

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

Note 5 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. Changes in stockholders' equity for the nine months ended February 28, 1998 are summarized as follows:


                                                                     (in thousands)
                               --------------------------------------------------------------------------------------------
                                                                               Cumulative    Excess of
                                                                   Retained     Foreign      Additional
                                   Common Stock      Capital in    Earnings     Currency      Pension      Treasury Stock
                               Shares     Par Value    Excess      (Deficit)     Adjust      Liability    Shares     Amount
                               ------     ---------  ----------   ----------   ----------    ----------   ------     ------
Balance at May 31, 1997        55,063       $551     $1,164,261   $(840,744)                  $(4,656)
Stock issued from option
     exercises                     59                     1,125
Canceled shares                   (10)
Purchase of treasury stock                                                                                 1,397    $(21,821)
Cumulative foreign
 currency adjustment                                                              $153
Net income                                                           31,751
Balance at February 28, 1998   55,112       $551     $1,165,386   $(808,993)      $153        $(4,656)     1,397    $(21,821)


In February 1997, Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("FASB 128") was issued. FASB 128 became effective for the Company in the third quarter of fiscal 1998. FASB 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.
Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to dilutive stock options.

A reconciliation of the basic and diluted per share computations for the three months and nine months ended February 28, 1998 and 1997 are as follows (in thousands except per share amounts):


                                                           Three months ended February 28,
                                                     -------------------------------------------
                                                            1998                    1997
                                                     -------------------------------------------
                                                      Basic      Diluted      Basic      Diluted
                                                     -------     -------     -------     -------
Net income (loss)                                    $ 7,708     $ 7,708     $(2,248)    $(2,248)
                                                     =======     =======     =======     =======
Shares of common stock outstanding:
   Average number of common shares (a)(b)             53,706      53,706      50,989      50,989
   Effect of diluted securities:
     Stock options (c)(d)                                -           869         -           230
                                                     -------     -------     -------     -------
   Average common shares and dilutive effect          53,706      54,575      50,989      51,219
                                                     =======     =======     =======     =======
Per share:
   Net income (loss)                                 $   .14     $   .14     $  (.04)    $  (.04)
                                                     =======     =======     =======     =======


(a) For the three months ended February 28, 1998, includes 3,880,140 additional shares issued to an escrow account

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


      on September 13, 1995 pursuant to the Consensual Plan, but does not include 1,397,092 shares held in treasury.

(b) For the three months ended February 28, 1997, does not include 3,880,140 additional shares issued to the escrow account because such issuance would be anti-dilutive in such period.

(c) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases of common stock were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.


(d) For the three months ended February 28, 1997, does not include 1,485,000 shares subject to options because such options would have an anti-dilutive effect in such period.


                                                          Nine months ended February 28,
                                                ----------------------------------------------------
                                                        1998                          1997
                                                ----------------------------------------------------
                                                 Basic         Diluted         Basic         Diluted
                                                -------        -------        -------        -------

Income before extraordinary item                $34,414        $34,414        $15,497        $15,497
Extraordinary item                               (2,663)        (2,663)           -              -
                                                -------        -------        -------        -------
Net income                                      $31,751        $31,751        $15,497        $15,497
                                                =======        =======        =======        =======

Shares of common stock outstanding:
  Average number of common shares (a)            53,842         53,842         54,868         54,868
  Effect of diluted securities:                       -            869            -              187
                                                -------        -------        -------        -------
    Stock options (b)(c)                         53,842         54,711         54,868         55,055
                                                =======        =======        =======        =======

Per share:
  Income before extraordinary item              $   .64        $   .63        $   .28        $   .28
  Extraordinary item                               (.05)          (.05)           -              -
                                                -------        -------        -------        -------
  Net income                                    $   .59        $   .58            .28            .28
                                                =======        =======        =======        =======


(a) Includes 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include 1,397,092 shares held in treasury.

(b) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.

(c) For the nine months ended February 28, 1997, does not include 1,485,000 shares subject to options because such options would have an anti-dilutive effect in such period.

Note 6 - Segment Information

Information relating to the Company's business segments is set forth below:


                                                             Three months ended
                                                                February 28,
                                                         ---------------------------
                                                           1998               1997
                                                         --------           --------
Sales and Revenues:                                            (in thousands)
  Homebuilding and financing                             $108,219           $108,216
  Water transmission products                              84,482             74,934
  Natural resources                                        78,945             86,881
  Industrial products                                      72,538             70,113
  Energy services                                         109,461                -
  Corporate                                                   177                271
                                                         --------           --------
    Consolidated sales and revenues                      $453,822           $340,415
                                                         ========           ========


                         WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                             Three months ended
                                                                February 28,
                                                         ---------------------------
                                                           1998               1997
                                                         --------           --------
                                                                (in thousands)
Contributions to Operating Income (a) :
  Homebuilding and financing (b)                         $ 22,965           $ 20,963
  Water transmission products                              (2,892)            (4,662)
  Natural resources                                         8,794                599
  Industrial products                                       4,540              3,603
  Energy services                                          10,826                -
                                                         --------           --------
                                                           44,233             20,503
  Unallocated corporate interest and
    other expense (b)                                     (28,343)           (18,953)
  Income tax expense                                       (8,182)            (3,798)
                                                         --------           --------
    Net income (loss)                                    $  7,708           $ (2,248)
                                                         ========           ========

  (a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $10,086,000 in 1998 and $8,463,000 in 1997. A breakdown by segment is as follows:


                                                            Three months ended
                                                               February 28,
                                                         -------------------------
                                                          1998              1997
                                                         -------           -------
                                                                (in thousands)
        Homebuilding and financing                       $ 6,482           $ 6,905
        Water transmission products                        3,011             3,010
        Natural resources                                   (326)             (328)
        Industrial products                                  160               156
        Energy services                                    2,037               -
        Corporate                                         (1,278)           (1,280)
                                                         -------           -------
                                                         $10,086           $ 8,463
                                                         =======           =======

  (b) - Interest expense incurred by the Homebuilding and Financing Group and Corporate is as follows:


                                                             Three months ended
                                                                February 28,
                                                         --------------------------
                                                           1998              1997
                                                         --------           -------
                                                                (in thousands)
        Homebuilding and financing:
        Gross interest                                   $ 38,553           $37,699
        Less: Intercompany interest income                (10,374)           (8,611)
                                                         --------           -------
        Net interest                                       28,179            29,088
        Corporate                                          22,724            15,243
                                                         --------           -------
                                                         $ 50,903           $44,331
                                                         ========           =======


        The Corporate interest and other expenses are attributable to all groups, but cannot be reasonably allocated to specific groups.

                              WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                      Nine months ended
                                                         February 28,
                                              ---------------------------------
                                                 1998                   1997
                                              ----------             ----------
                                                        (in thousands)
Sales and Revenues:
  Homebuilding and financing                  $  332,782             $  329,429
  Water transmission products                    309,009                308,965
  Natural resources                              269,718                252,935
  Industrial products                            223,389                215,753
  Energy services                                165,856                      -
  Corporate                                          470                    892
                                              ----------             ----------
    Consolidated sales and revenues           $1,301,224             $1,107,974
                                              ==========             ==========

Contributions to Operating Income (a) :
  Homebuilding and financing (b)              $   65,876             $   59,181
  Water transmission products                      8,047                  9,189
  Natural resources                               29,969                 14,068
  Industrial products                             14,220                 12,920
  Energy services                                 12,767                    -
                                              ----------             ----------
                                                 130,879                 95,358
  Unallocated corporate interest and
    other expense (b)                            (67,368)               (56,037)
  Income tax expense                             (29,097)               (23,824)
                                              ----------             ----------
    Income before extraordinary item          $   34,414             $   15,497
                                              ==========             ==========


  (a) - Operating income amounts are after deducting amortization of excess of purchase price over net assets acquired (goodwill) of $28,272,000 in 1998 and $26,295,000 in 1997. A breakdown by segment is as follows:


                                                       Nine months ended
                                                          February 28,
                                                 ------------------------------
                                                  1998                   1997
                                                 -------                -------
                                                         (in thousands)
        Homebuilding and financing               $20,060                $21,563
        Water transmission products                9,138                  9,134
        Natural resources                           (993)                  (994)
        Industrial products                          480                    475
        Energy services                            3,466                    -
        Corporate                                 (3,879)                (3,883)
                                                 -------                -------
                                                 $28,272                $26,295
                                                 =======                =======


                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(b) - Interest expense incurred by the Homebuilding and Financing Group and Corporate is as follows:


                                                      Nine months ended
                                                         February 28,
                                                -------------------------------
                                                  1998                   1997
                                                --------               --------
                                                         (in thousands)
        Homebuilding and financing:
        Gross interest                          $116,738               $114,718
        Less: Intercompany interest income       (28,981)               (25,258)
                                                --------               --------
        Net interest                              87,757                 89,460
        Corporate                                 56,057                 47,138
                                                --------               --------
                                                $143,814               $136,598
                                                ========               ========


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

FEDERAL INCOME TAX

A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed in the Bankruptcy Court by the Internal Revenue Service ("IRS") for taxes, interest and penalties in the amounts of $110,560,883 with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31,468,189 with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44,837,693 with respect to fiscal years ended May 31, 1990 and May 31, 1991. These proofs of claim represent total adjustments to taxable income of approximately $360 million for all tax periods at issue. Objections to the proofs of claim have been filed by the Company and the various issues are being litigated in the Bankruptcy Court. By joint stipulation between the IRS and the Company, confirmed by Order of the Bankruptcy Court dated January 3, 1997, the IRS conceded an issue involving an adjustment to taxable income of approximately $51 million for hedging losses incurred during fiscal year 1988. Also by joint stipulation, confirmed by Order of the Bankruptcy Court dated March 10, 1998, the IRS has conceded an issue involving adjustments to taxable income of approximately $127 million for amortization deductions for tax years 1988 through 1991 related to certain debt issuance costs. The Company believes that the balance of such proofs of claim are substantially without merit and intends to defend vigorously such claims, but there can be no assurance as to the ultimate outcome. The Company's U.S. Federal income tax returns for the fiscal years ended May 31, 1992, 1993 and 1994 currently are being audited by the IRS. The IRS has not yet issued a notice of assessment with respect to those tax returns, but the Company believes that the IRS may assert, among other things, that certain of the issues underlying the aforementioned proofs of claim are relevant to those returns.

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 8 - Commitments and Contingencies

The Company's subsidiary, Jim Walter Resources, Inc. ("JWR"), supplies compliance steam coal to Alabama Power Company ("Alabama Power") under the terms of a contract entered into in May 1994. Under this contract, Alabama Power is obligated to purchase 4.0 million tons of coal per year from JWR until the expiration of the contract in August 31, 1999 at prices which are currently significantly above market prices for compliance steam coal as well as metallurgical coal. In February 1998, JWR entered into a contract with Alabama Power for the sale of 1.5 million tons per year of compliance steam coal commencing January 1, 2000 through December 31, 2005, at a price approximately equal to the February 1998 market price for compliance steam coal, subject to certain adjustments during the term of the contract.

Based on the current market prices of metallurgical and compliance steam coal, the expiration of the May 1994 contract with Alabama Power could, in management's estimation, result in a decrease in JWR's annual revenue of up to $50 million. In 1996, JWR embarked on a cost cutting program intended to reduce operating costs at its Mining Division by 20% from fiscal 1997 levels over the next three years. If those cost cutting reductions are fully achieved, the Company currently believes that a decrease in annual revenue of the magnitude referred to above in fiscal 2000 will not have a material adverse effect on the results of operations of the Company as compared to fiscal 1997. However, there can be no assurances as to the extent to which such cost reductions will be achieved or what the market prices of metallurgical and compliance steam coal will be in the future. The Company currently intends that JWR will sell the 2.5 million tons of coal currently being sold to Alabama Power, which will not be subject to the February 1998 contract with Alabama Power, to other customers as metallurgical coal, the current market price of which generally exceeds the market price of compliance steam coal; however, there can be no assurance as to whether or on what terms JWR would be able to sell such coal.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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


Results of Operations
THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

Net sales and revenues for the three months ended February 28, 1998 were $113.4 million, or 33.3%, above the prior year period. This performance, in addition to the contribution from AIMCOR, principally resulted from greater time charge income (revenues received from the Mid-State Homes instalment note portfolio), increased sales volumes for ductile iron pressure pipe and improved pricing and volumes for aluminum foil and sheet products, partially offset by lower coal selling prices and sales volumes and a reduction in the number of homes sold.

Homebuilding and Financing Group sales and revenues approximated the prior year period. This performance includes an 8.4% decrease in the number of units sold, from 935 units in the 1997 period to 856 units in 1998, partially offset by a 2.7% increase in the average net selling price, from $48,200 in the 1997 period to $49,500 in 1998. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as high demand for subcontractors and construction crews. Jim Walter Homes' backlog at February 28, 1998 was 1,894 units compared to 1,786 units at February 28, 1997. Time charge income increased from $57.4 million in the 1997 period to $59.2 million in 1998. The increase is attributable to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $23.0 million (net of interest expense) was $2.0 million greater than the prior year period reflecting the higher time charge income, the increase in the average net selling price per home sold, lower interest expense in the 1998 period ($28.2 million) as compared to the prior year ($29.1 million) and lower goodwill amortization in the 1998 period ($6.5 million) versus 1997 ($6.9 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $9.5 million, or 12.7%, above the prior year period. The increase was the result of higher sales volumes for ductile iron pressure pipe, valves and hydrants reflecting mild winter weather conditions. Ductile iron pressure pipe shipments, at 102,000 tons, were 16.3% greater than the prior year period. Selling prices, however, were 1% lower than the prior year period due to continuing intense competitive conditions. The order backlog at February 28, 1998 was 135,000 tons, which represents approximately three months shipments compared with 116,000 tons at February 28, 1997. The Group incurred an operating loss of $2.9 million in the 1998 period compared to a $4.7 million loss in the prior year period. The improvement resulted from the increase in sales volumes combined with improved gross profit margins.

Natural Resources Group sales and revenues were $7.9 million, or 9.1%, below the prior year period. The decrease resulted from lower coal shipments and reduced selling prices for coal and methane gas, partially offset by greater methane gas sales volumes. A total of 1.58 million tons of coal was sold at an average selling price per ton of $44.41 in the current year period compared with 1.72 million tons at $44.65 in 1997. The decrease in tonnage sold resulted from short-term delays of coal shipments that were scheduled to occur late in the fiscal quarter. The decrease in the average selling price was the result of lower price realizations on shipments to Alabama Power and the worldwide metallurgical market. Methane gas sales volumes were 2.19 billion cubic feet in the 1998 period versus 1.97 billion cubic feet in 1997. The average selling price per thousand cubic feet, which included a monthly reservation fee of $675,000 in both periods, was $3.35 in the 1998 period versus $4.34 in 1997.
The Group's operating income of $8.8 million exceeded the prior year period by $8.2 million. This performance reflected increased coal productivity which contributed to lower production costs ($35.80 per ton in the 1998 period versus $36.46 in 1997). Prior year results included a $6.2 million charge ($4.6 million included in cost of sales and $1.6 million in selling, general and administrative expenses) relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program. In addition, during the three months ended February 28, 1997, Mine No. 5 was in development and while in development the mine's costs were capitalized ($9.9 million).

Industrial Products Group sales and revenues were $2.4 million, or 3.5% greater than the prior year period. The improved performance was the result of increased selling prices and volumes for aluminum foil and sheet products and greater sales volumes of foundry coke and slag wool. Operating income of $4.5 million was $.9 million above the prior year period which was the result of the sales increase and higher gross profit margins realized on aluminum products.

Cost of sales, exclusive of depreciation, of $306.7 million was 79.2% of net sales in the 1998 period versus $225.2 million and 81.3% in 1997. The percentage decrease was primarily the result of improved gross profit margins on coal, pipe and aluminum foil and sheet products.

Selling, general and administrative expenses of $43.9 million were 9.7% of net sales and revenues in the 1998 period versus $37.2 million and 10.9% in 1997.

Interest and amortization of debt expense was $50.9 million in the 1998 period versus $44.3 million in 1997 reflecting higher outstanding debt balances. The average rate of interest in the 1998 period was 7.84% as compared to 8.02% in 1997. The prime rate of interest was 8.5% in the 1998 period compared to 8.25% in 1997.

The Company's effective tax rate in the 1998 and 1997 periods differed from the statutory tax rate primarily due to amortization of excess of purchase price over net assets acquired (excluding such amount related to the AIMCOR acquisition) which is not deductible for tax purposes, and percentage depletion recognized in the 1998 period.

The net income in the 1998 period was $7.7 million compared to a net loss of $2.2 million in the 1997 period reflecting all of the previously mentioned factors as well as lower postretirement health benefits in the current year period.

NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

Net sales and revenues for the nine months ended February 28, 1998 were $193.2 million, or 17.4%, above the prior year period. This performance, in addition to the contribution from AIMCOR, was the result of improved performances from all other operating groups.

Homebuilding and Financing Group sales and revenues were $3.4 million, or 1.0%, above the prior year period. This performance reflects a 2.7% increase in the average net selling price, from $47,100 in the 1997 period to $48,400 in 1998, which was more than offset by a 4.9% decrease in the number of units sold, from 2,958 units in the 1997 period to 2,813 units in 1998. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as high demand for subcontractors and construction crews. Time charge income increased from $172.4 million in the 1997 period to $177.3 million in 1998. The increase is attributable to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $65.9 million (net of interest expense) was $6.7 million greater than the prior year period reflecting the higher time charge income, the increase in the average net selling price per home sold, an improved homebuilding gross profit margin, lower interest expense in the 1998 period ($87.8 million) as compared to the prior year ($89.5 million) and lower goodwill amortization in the 1998 period ($20.1 million) versus 1997 ($21.6 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues approximated the prior year period. Reduced selling prices for ductile iron pressure pipe, fittings, valves and hydrants, combined with lower sales volumes of fittings were offset by increased shipments of ductile iron pressure pipe, valves and hydrants. Ductile iron pressure pipe shipments, at 399,000 tons, were 4.5% higher than the prior year period while average selling prices were 3% lower reflecting intense competitive conditions related to the continuing slow pace of funding for infrastructure repair and replacement projects.

Operating income of $8.0 million was $1.1 million below the prior year period. This performance was the result of the lower selling prices and gross profit margins for ductile iron pressure pipe and fittings, partially offset by the previously mentioned increase in pressure pipe, valves and hydrants sales volumes.

Natural Resources Group sales and revenues were $16.8 million, or 6.6%, above the prior year period. The increase resulted from increased coal shipments due to higher production levels coupled with greater methane gas sales volumes, partially offset by reduced selling prices for coal and methane gas. A total of
5.6 million tons of coal was sold at an average selling price per ton of $43.26 in the current year period compared with 5.0 million tons at $44.73 in 1997.
The decrease in the average selling price was primarily the result of a lower price realizations on coal sold to the worldwide metallurgical market. Methane gas sales volumes were 6.3 billion cubic feet in the 1998 period versus 5.6 billion cubic feet in 1997. The average selling price per thousand cubic feet, which included a monthly reservation fee of $675,000 in both periods, was $3.70 in the 1998 period versus $4.04 in 1997. The Group's operating income of $30.0 million exceeded the prior year period by $15.9 million. This performance was the result of higher coal shipments and methane gas sales volumes combined with increased coal productivity which contributed to lower production costs ($36.13 per ton in the 1998 period versus $38.35 in 1997), partially offset by the reduced coal and methane gas selling prices. The current period results also included a $4.0 million credit from settlement of an insurance claim relating to a production hoist accident at Blue Creek Mine No. 3 in fiscal 1993. Prior year results included a $6.2 million charge relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program, partially offset by a $4.7 million credit from settlement of a legal claim relating to a theft of coal inventory at the Port of Mobile, Alabama. In addition, during the nine months ended February 28, 1997, Mine No. 5 was in development and while in development the mine's costs were capitalized ($21.9 million).

Industrial Products Group sales and revenues were $7.6 million, or 3.5%, greater than the prior year period. The improved performance was the result of increased shipments of aluminum sheet products, foundry coke and slag wool, combined with higher selling prices for aluminum foil and sheet products and furnace and foundry coke. These increases were partially offset by decreased shipments of aluminum foil products and furnace coke, and lower selling prices for window components. Operating income of $14.2 million exceeded the prior year period by $1.3 million. The improved performance primarily resulted from the sales increases and higher gross profit margins realized on aluminum products, and slag wool.

Cost of sales, exclusive of depreciation, of $871.5 million was 79.0% of net sales in the 1998 period versus $724.6 million and 79.1% in 1997. The slight percentage decrease reflected improved gross profit margins on home sales, coal, aluminum products and slag wool, partially offset by lower margins realized on pipe products and methane gas.

Selling, general and administrative expenses of $119.4 million were 9.2% of net sales and revenues in the 1998 period versus $106.3 million and 9.6% in 1997.

Interest and amortization of debt expense was $143.8 million in the 1998 period versus $136.6 million in 1997 reflecting higher outstanding debt balances. The average rate of interest in the 1998 period was 8.09% as compared to 8.10% in 1997. The prime rate of interest was 8.5% in the 1998 period compared to 8.25% in 1997.

The Company's effective tax rate in the 1998 and 1997 periods differed from the statutory tax rate primarily due to amortization of excess of purchase price over net assets acquired (excluding such amount related to the AIMCOR acquisition) which is not deductible for tax purposes and percentage depletion recognized in the 1998 period.

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

The net income in the 1998 period was $31.8 million compared to net income of $15.5 million in the 1997 period reflecting all of the previously mentioned factors as well as lower postretirement health benefits in the current year period.



Financial Condition

Since May 31, 1997, total debt increased $417.8 million. On June 11, 1997, Mid-State purchased from Mid-State Trust V mortgage instalment notes having a gross amount of $1.196 billion and an economic balance of $462.3 million and subsequently sold such mortgage instalment notes to Mid-State Trust VI ("Trust VI"), a business trust organized by Mid-State which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance by Trust VI of $439.2 million of Trust VI Asset Backed Notes. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used to pay down the Mid-State Trust V Variable Loan Agreement indebtedness of $384.0 million and for general corporate purposes.

In conjunction with the closing of the AIMCOR acquisition, on October 15, 1997 the Company completed the $800 Million Credit Agreement financing with NationsBank. The financing consisted of a $350 million revolving credit facility ("Revolving Credit Facility") and a $450 million term loan (the "Term Loan"). Proceeds from the financing were used to (a) finance the acquisition of AIMCOR, (b) pay transaction costs, (c) provide ongoing working capital and (d) replace the Credit Facilities. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25 million at any time outstanding. The $800 Million Credit Agreement is secured by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings. Net cash proceeds from (a) asset sales where the aggregate consideration received exceeds $20,000,000 and the cumulative amount of such proceeds from such sales since the most recent preceding prepayment equals or exceeds $5,000,000, (b) each Permitted Receivables Securitization (as defined in the $800 Million Credit Agreement) or (c) the issuance of Consolidated Indebtedness (as defined in the $800 Million Credit Agreement) permitted thereunder must be applied to permanently reduce the $800 Million Credit Agreement. There have been no such proceeds to date. The Revolving Credit Facility has a term of six years and the Term Loan amortizes over a six-year period. Scheduled principal payments to be made on the Term Loan in each of the six years commencing October 15, 1998 are $25,000,000, $50,000,000, $75,000,000, $75,000,000, $100,000,000,
and $125,000,000, respectively. Borrowings under the Company's $800 Million Credit Agreement bear interest at rates that fluctuate. As of February 28, 1998, borrowing under the $800 Million Credit Agreement totaled $682.9 million. In addition, there were $25.2 million face amount letters of credit outstanding thereunder.

During the nine month period ended February 28, 1998, borrowings under Mid-State Trust V Variable Funding Loan Agreement totaled $152.0 million and debt assumed from acquisitions totaled $2.6 million. Scheduled payments on the Mid-State Trust II Mortgage-Backed Notes, the Mid-State Trust III Asset Backed Notes, the Mid-State Trust IV Asset Backed Notes and the Mid-State Trust VI Asset Backed Notes amounted to $65.3 million, $23.2 million, $50.7 million and $23.9 million, respectively. In addition, scheduled retirements of other long-term debt amounted to $.7 million.

The $800 Million Credit Agreement contains a number of covenants, including restrictions on liens, indebtedness, leases, mergers, sales or dispositions of assets, investments, dividends, repurchases of shares of capital stock, prepayment of indebtedness and capital expenditures, as well as financial covenants with respect to leverage ratios, and fixed charge coverage ratios.
The borrowers are required to maintain a leverage ratio (the ratio of indebtedness to consolidated EBITDA) of not more than 3.90 to 1 for the measurement period ending May 30, 1998, 3.75 to 1 for the measurement period commencing May 31, 1998 and ending May 30, 1999 and 3.25 to 1 thereafter. The borrowers' fixed charge coverage ratio (the ratio of (a) EBITDA minus capital expenditures to (b) the sum of all required principal payments on outstanding indebtedness, interest expense and dividends paid) is required to be at least
1.25 to 1 at the end of each Four Quarter Period (as defined in the $800 Million Credit Agreement) for the duration of the $800 Million Credit Agreement. Compliance by the borrowers with the above-referenced measures is required under the $800 Million Credit Agreement beginning with the period ended February 28, 1998. The Company was in compliance with these covenants at February 28, 1998 and believes it will meet these financial tests over the remaining term of this agreement.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at February 28, 1998.


Liquidity and Capital Resources

At February 28, 1998, cash and cash equivalents, net of bank overdrafts, were approximately $21.3 million. Operating cash flows for the nine months ended February 28, 1998 together with issuance of the Mid-State Trust VI Asset Backed Notes, the proceeds from the $800 Million Credit Agreement, borrowings under the Mid-State Trust V Variable Funding Loan Agreement and the use of available cash balances were primarily used for retirement of long-term senior debt, the purchase of AIMCOR, interest payments, capital expenditures and the purchase of approximately 1.4 million shares of common stock in June 1997.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at February 28, 1998 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1998 will approximate $60.0 million.

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

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     See Note 7 of Notes to Consolidated Financial Statements contained in Part I - Financial Information.


Item 6.   EXHIBITS AND REPORTS

          (a)  Exhibit 27 -   Financial Data Schedule

          (b) On December 29, 1997, the Company filed an amended Current Report on Form 8-K/A with respect to the acquisition of the stock of Applied Industrial Materials Corporation. Such amendment included the financial statements and pro forma financial information required to be filed relative to the acquired stock.


                                      SIGNATURES
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WALTER INDUSTRIES, INC.





/s/ D. M. Fjelstul                           /s/ F. A. Hult
------------------------------               -----------------------------------
D. M. Fjelstul                               F. A. Hult
Senior Vice President and                    Vice President, Controller and
Principal Financial Officer                  Principal Accounting Officer




Date:   April 14, 1998
     -----------------