Form 10-K405
period 1998-05-31
WALTER INDUSTRIES INC /NEW/
filed 1998-08-28
CIK 837173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                     For the fiscal year ended May 31, 1998

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        COMMISSION FILE NUMBER 000-20537
                            ------------------------

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

       Registrant's telephone number, including area code: (813) 871-4811

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
        Common Stock, par value $.01                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on August 10, 1998 as reported by the New York Stock Exchange, was approximately $650.7 million.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Number of shares of common stock outstanding as of August 10, 1998:
53,597,060

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company to be held October 8, 1998 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

(a) Narrative Description of Business and Properties

General

    The Company is a diversified holding company with five operating segments:
Homebuilding and Financing, Water Transmission Products, Natural Resources, Industrial Products and Energy Services. The operations of the Company are carried out by its operating subsidiaries, the business and properties of which are described below.

(b) Industry Segments

    The Company's industry segment information for the last three fiscal years is included in Note 15 to Consolidated Financial Statements, on pages F-29 through F-31 included herein.

(c) Certain Chapter 11 Matters

    Beginning in early 1989, Walter Industries, Inc. (the "Company" or "Walter Industries") and certain of its officers, directors and stockholders were named as co-defendants in a number of lawsuits brought by persons ("Asbestos Claimants") claiming that the Company should be held liable for all asbestos-related liabilities of The Celotex Corporation ("Celotex") and its parent, Jim Walter Corporation ("JWC"). The stock of a predecessor of JWC ("Original Jim Walter") was acquired by a company known as Hillsborough Acquisition Corporation ("HAC"), a former subsidiary of the Company, pursuant to a 1988 leveraged buyout ("the LBO"). Asserting a variety of theories of derivative liability, including piercing the corporate veil, the suits alleged, among other things, that Original Jim Walter was liable for all asbestos-related liabilities of Celotex and that the distribution by HAC of substantially all of its assets to the Company pursuant to the LBO was a fraudulent conveyance (the "Veil-Piercing Suits").

    On December 27, 1989, the Company and certain of its subsidiaries filed for protection under the United States Bankruptcy Code in the Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"), which stayed all Veil-Piercing Suits pursuant to the automatic stay. In January 1990, the Company filed a declaratory judgment action ("Adversary Proceeding") against all Asbestos Claimants who had filed Veil-Piercing Suits seeking a ruling that the Company could not be held liable for any asbestos-related liabilities of Celotex or JWC on any grounds, asserting that the corporate veil separating Original Jim Walter and Celotex was intact, and asserting that the LBO could not be deemed a fraudulent conveyance.

    In April 1994, the Bankruptcy Court ruled in favor of the Company on all of the claims asserted in the Adversary Proceeding. The ruling was affirmed by the United States District Court for the Middle District of Florida in October 1994. Thereafter, a settlement (the "Veil-Piercing Settlement") was entered into among the Company, certain of its creditors, Celotex, JWC and representatives of the Asbestos Claimants pursuant to which all the Veil-Piercing Suits would be dismissed and the Company and its officers, directors and relevant stockholders would be released from all liabilities relating to the LBO or associated with asbestos-related liabilities of Celotex or JWC. The Veil-Piercing Settlement is embodied in the Amended Joint Plan of Reorganization dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). The Consensual Plan binds all known and unknown claimants and enjoins such persons or entities from bringing any suit against the Company in the future for asbestos or LBO related claims.

    In March 1996, the Company, together with various other parties, filed an adversary proceeding with the Bankruptcy Court, naming Celotex and JWC as defendants. In this proceeding the Company and the other named plaintiffs alleged that Celotex and JWC breached the Veil-Piercing Settlement by failing to propose and use their best efforts to obtain confirmation of a Chapter 11 plan for Celotex that included and an injunction issued pursuant to Section 524(g) of the Bankruptcy Code. Although all veil-piercing claims by Asbestos Claimants were resolved as part of the Consensual Plan, the Company believes that Section 524(g) affords additional statutory protection to the Company against the possibility of such claims in the future. On May 28, 1996, the Bankruptcy Court issued an order granting in part the Company's motion for summary judgment finding, among other things, that the plan of reorganization filed by Celotex in its Chapter 11 proceeding did not comply with the terms of the Veil-Piercing Settlement.

    In October 1996, Celotex and various other parties in the Celotex bankruptcy announced to the court in the Celotex bankruptcy (the "Celotex Bankruptcy Court") that an agreement had been reached between Celotex and each of its creditor groups pursuant to a Modified Joint Plan of Reorganization (the "Celotex Modified Plan") which, among other things, superseded and replaced all prior plans. The Celotex Modified Plan contains a provision for a Section 524(g) injunction as to all asbestos claimants. The Celotex Modified Plan was approved by a vote of the Celotex creditors and in December 1996 the Celotex Bankruptcy Court entered an Order confirming the Celotex Modified Plan. The Celotex Modified Plan became effective as of May 30, 1997. The May 1996 Order of the Bankruptcy Court and the Order confirming the Celotex Modified Plan are now final and not appealable.

HOMEBUILDING AND FINANCING

Jim Walter Homes

    Jim Walter Homes, Inc. and its affiliates ("Jim Walter Homes"), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the Southern United States where the weather permits year-round construction and provides mortgage financing on such homes. Jim Walter Homes has concentrated on the low to moderately priced segment of the housing market. In June 1997, the Company increased its operations in Texas through the acquisition of Neatherlin Homes, Inc. This acquisition also expanded the Company's product line to include larger homes with more amenities. Over 329,000 homes have been completed by Jim Walter Homes and its predecessor since 1946.

    Jim Walter Homes' products consist of more than 30 models of conventionally built homes, built of wood on concrete foundations or wood pilings, and ranging in size from approximately 640 to 2,400 square feet. Each home is completely finished on the outside and is unfinished on the inside except for rough floors, ceiling joists, partition studding and closet framing. The buyer may elect to purchase optional interior components, including installation thereof, such as plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. A buyer selecting all options receives a home considered to be "90% complete", excluding landscaping and utility connections. Shell homes are those which are completely finished on the outside with the inside containing only rough floors, ceiling joists, partition studding and closet framing, but not interior wallboard, floor finishing, plumbing, electrical wiring and fixtures, doors and cabinetry. The remaining units are sold at varying "in-between" stages of interior finishing. Jim Walter Homes builds all of its homes "on site" and only after a building contract has been entered into and Jim Walter Homes is satisfied that the customer has clear title to the land and the site is suitable for building. The following chart shows the unit sales volume of Jim Walter Homes and the percent of homes sold in the three stages of completion for fiscal years ended May 31, 1998, 1997 and 1996.

                                                                                       PERCENT OF UNIT SALES
                                                                 ------------------------------------------------------------------
FISCAL YEAR ENDED MAY 31,                                         UNITS BUILT      SHELL       VARIOUS STAGES       90% COMPLETE
---------------------------------------------------------------  -------------     -----     -------------------  -----------------
1998...........................................................        3,702            13%               7%                 80%
1997...........................................................        3,900            10                1                  89
1996...........................................................        3,760            18                4                  78

    During the fiscal years 1998, 1997 and 1996 the average net sales price of a home was $48,700, $47,500 and $42,300, respectively.

    Jim Walter Homes backlog as of May 31, 1998 was 1,883 units compared to 1,972 units at May 31, 1997. The average time to construct a home ranges from four to twelve weeks.

    At fiscal 1998 year end, Jim Walter Homes operated 116 branch offices located in 19 states (Alabama, Arizona, Arkansas, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and West Virginia). In addition, Jim Walter Homes serves five adjoining states (Delaware, Illinois, Kansas, Maryland and Pennsylvania). Accordingly, these operations are not subject to significant concentrations of credit risks. Of such branch offices, approximately 79% are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" which are designed to allow customers to view actual models completed to the various stages of interior finishing available. Jim Walter Homes currently plans to open several new model home parks in new markets in 1999. Jim Walter Homes intends to achieve growth through internally driven geographic expansion and strategic acquisitions of other homebuilders that enable the Company to (i) penetrate new geographic markets, (ii) further develop existing markets and (iii) broaden its product line.

    Jim Walter Homes does not own or acquire land for purposes of its operations and is not a land developer. The actual construction of all homes sold by Jim Walter Homes is done by local building contractors with their own crews, pursuant to subcontracts executed in connection with each home and inspected by Jim Walter Homes' supervisory personnel. Jim Walter Homes maintains 32 regional warehouses near each of its district offices from which a portion of the necessary building materials may be obtained; the balance of building materials is purchased locally.

    Approximately 96% of the homes Jim Walter Homes sells are purchased with financing it arranges. Jim Walter Homes offers qualified customers a fixed interest rate mortgage without requiring a down payment and does not charge add-ons such as closing costs, points, credit service fees or private mortgage insurance.

    Jim Walter Homes offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home and, currently, carry an 8.5% "annual percentage rate". In December 1995, Jim Walter Homes reduced its financing rate from 10% to 8.5% for its "90% complete" homes on a trial basis and in March 1996 began formally advertising the lower rate. Jim Walter Homes extended the 8.5% financing rate to the remainder of its product line ("shell" and homes sold at various "in-between" stages of interior finishing) in the fourth quarter of fiscal 1997. The 10% "annual percentage rate" had been in effect since 1979.

    To qualify for financing, a potential customer must provide information concerning his or her monthly income and employment history as well as a legal description of and evidence that the customer owns the land on which the home is to be built. A customer's income and employment usually are verified through telephone conversations with the customer's employer and by examining his or her pay stubs, W2 forms or, if the customer is self-employed, income tax returns. An applicant must have a minimum of one year's continuous employment or, if there has been a change in employment, the new job must be in the same field of work. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of the land is verified by examining the title record. In addition, Jim Walter Homes' credit department obtains a credit report. Particular attention is paid to the credit information for the most recent three to five years. Attention is also given to the customer's total indebtedness and total other monthly payments on a judgmental basis by the credit department. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sale contract is executed, a title report is ordered and frequently a survey of the property is made. Surveys are performed by independent registered surveyors when, in the opinion of Jim Walter

Homes, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments. Jim Walter Homes does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and the land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated solely on the basis of Jim Walter Homes' mortgage servicing division employees' experience and knowledge, be at least equal to 10% of the cash selling price of the home.

    The building and instalment sale contract is subject to (i) executing a promissory note which is secured by a first lien on the land and the home to be built, except in the State of Texas (ii) executing a mortgage, deed of trust, mechanic's lien contract or other security instrument, (iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgages, deeds of trust and similar security instruments constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration, guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

    Prior to occupancy of the new home, the buyer must complete utility hook-ups and any of the other components not purchased from Jim Walter Homes, arrange for the final building inspection and, if required, obtain a certificate of occupancy. The costs to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs could range from $2,000--$3,000 to $30,000--$40,000.

    Upon completion of construction of a new home to the agreed-upon percentage of completion, in the ordinary course of business pursuant to an Agreement of Purchase and Sale of Instalment Obligations and Servicing of Delinquent Accounts, Jim Walter Homes sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc. ("Mid-State Homes"), an indirect, wholly owned subsidiary of the Company. Pursuant to this agreement, Jim Walter Homes provides servicing on all delinquent payments, including collection of delinquent payments, recommendations of foreclosure, foreclosure and resale of foreclosed properties.

    Jim Walter Homes' business has tended to be countercyclical to national home construction activity when interest rates are high. In times of high interest rates and limited availability of mortgage funds that result in limited new home construction, Jim Walter Homes' volume of home sales tends to increase due to the favorable financing it has historically offered.

    The single-family residential housing industry is highly competitive. Jim Walter Homes competes in each of its market areas on the basis of price, design, finishing options and accessibility to financing with numerous homebuilders ranging from regional and national firms to small local companies. Jim Walter Homes also competes with manufactured housing. Jim Walter Homes' strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices with favorable financing and no closing costs. For the calendar year 1997, Jim Walter Homes was the twelfth largest builder of detached single-family homes in the United States after having been the eleventh largest builder in 1996, the eighth largest builder in 1995 and the sixth largest builder in 1994.

    In the three years ended May 31, 1998, 1997 and 1996, Jim Walter Homes' net sales and revenues amounted to $180.9 million, $185.7 million and $159.2 million, respectively.

Mid-State Homes

    Mid-State Homes, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes from Jim Walter Homes on homes constructed and sold by Jim Walter Homes. Mid-State Trust II ("Trust II"), Mid-State Trust III ("Trust III"), Mid-State Trust IV ("Trust IV"), Mid-State Trust V ("Trust V") and Mid-State Trust VI ("Trust VI") are Delaware business trusts organized by

Mid-State Homes, which owns all of the beneficial interest in Trust III, Trust IV, Trust V and Trust VI. Trust IV owns all of the beneficial interest in Trust II.

    In April 1988, Mid-State Homes sold to Trust II instalment notes and mortgages which it had acquired from Jim Walter Homes through February 29, 1988 having a gross amount of approximately $3.376 billion and an aggregate outstanding economic balance of approximately $1.750 billion pursuant to a purchase and sales agreement, in exchange for a purchase price of $1.327 billion, representing the net cash proceeds from the public offering of $1.450 billion aggregate face amount of mortgage-backed notes ("Trust II Mortgage-Backed Notes") of Trust II after paying the expenses associated with the sale of such Trust II Mortgage-Backed Notes. The outstanding balance of such Trust II Mortgage-Backed Notes at May 31, 1998 was $323.0 million. At May 31, 1998, such Trust II instalment notes and mortgages had a gross book value of $784.6 million and an economic balance of $502.0 million.

    Under the Trust II indenture for the Trust II Mortgage-Backed Notes, if certain criteria as to performance of the pledged instalment notes are met, Trust II is allowed to make quarterly distributions of cash to Trust IV, its sole beneficial owner, to the extent that cash collections on such instalment notes exceed Trust II's cash expenditures for its operating expenses, interest expense and mandatory debt payments on its mortgage-backed notes. In addition to the performance-based distributions, the indenture permits distribution of additional excess funds, if any, provided such distributions are consented to by Financial Security Assurance Inc., a monoline property and casualty insurance company and the guarantor of the Trust II Mortgage-Backed Notes. As of May 31, 1998, the guarantor had not approved any distributions since the January 1, 1995 distribution and such excess funds of $106.9 million remained on deposit with Trust II. In June 1998, an agreement was reached with Financial Security Assurance Inc. to release approximately $121.6 million of funds held by Trust II, which were subject to retention at July 1, 1998. Such funds were utilized to pay down Trust IV indebtedness.

    On July 1, 1992, mortgage instalment notes having a gross amount of $638.1 million and an economic balance of $296.2 million were sold by Mid-State Homes to Trust III in exchange for the net proceeds from the public issuance by Trust III of $249.9 million of asset-backed notes ("Trust III Asset Backed Notes"). Net proceeds were used to repay in full all outstanding indebtedness due under a revolving credit facility, with the excess cash used to fund the ongoing operations of the Company and its subsidiaries. The outstanding balance at May 31, 1998 of such Trust III Asset Backed Notes was $85.1 million. At May 31,1998, such Trust III instalment notes and mortgages had a gross book value of $310.5 million and an economic balance of $171.1 million.

    On March 16, 1995, mortgage instalment notes having a gross amount of $2.02 billion and an economic balance of $826.7 million were sold by Mid-State Homes to Trust IV. In addition, on such date, Mid-State Homes sold its beneficial interest in Trust II to Trust IV. Trust II had a total collateral value of $910.5 million with $605.7 million of Trust II Mortgage-Backed Notes outstanding. These sales were in exchange for the net proceeds from the public issuance by Trust IV of $959.4 million of asset-backed notes ("Trust IV Asset Backed Notes"). The outstanding balance at May 31, 1998 of such Trust IV Asset Backed Notes was $774.0 million. At May 31, 1998, such Trust IV instalment notes and mortgages had a gross book value of $1,416.8 million and an economic balance of $635.7 million.

    On February 27, 1995, Mid-State Homes established Trust V, a business trust in which Mid-State Homes owns all of the beneficial interest, to provide temporary financing to Mid-State Homes for its current purchases of instalment notes and mortgages from Jim Walter Homes. On March 3, 1995, Trust V entered into the three-year $500.0 million Variable Funding Loan Agreement (the "Trust Variable Funding Loan Agreement") with Enterprise Funding Corporation, an affiliate of NationsBank, as lender, and as Administrative Agent. The agreement was amended to reduce the facility (the "Trust V Variable Funding Loan") to $400.0 million effective July 31, 1997. The facility is an evergreen three-year facility with periodic paydowns from the proceeds of permanent financings similar to those done by Trusts II, III, IV and VI. The facility currently matures on March 3, 2001. The outstanding Trust V Variable Funding Loan balance at May 31, 1998 was $218.0 million. At May 31, 1998, the Trust V instalment notes and mortgages had a gross book value of $673.0 million and an economic balance of $262.0 million.

    On June 11, 1997, Mid-State Homes purchased mortgage instalment notes from Trust V having a gross amount of $1.196 billion and an economic balance of $462.3 million. Mid-State Homes subsequently sold such mortgage instalment notes to Trust VI, a business trust organized by Mid-State Homes which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance of $439.1 million of asset-backed notes ("Trust VI Asset Backed Notes"). The Trust VI Asset Backed Notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79%, and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used primarily to pay down Trust V indebtedness of $384.0 million. The outstanding balance on May 31, 1998 of such Trust IV Asset Backed Notes, was $405.7 million. At May 31, 1998, such Trust IV instalment notes and mortgages had a gross book value of $1,050.7 million and an economic balance of $419.4 million.

    The instalment notes sold by Mid-State Homes to Trusts II, III, IV, V and VI are serviced by Mid-State Homes pursuant to servicing agreements entered into with each trust. Mid-State Homes, in connection with such servicing agreements, has entered into sub-servicing agreements with Jim Walter Homes to provide field servicing such as collections, repossessions and resales.

    On May 28, 1998, Mid-State Homes entered into a 364-day, $90.0 million Loan and Security Agreement with Kitty Hawk Funding Corporation, an affiliate of NationsBank, as a lender, and NationsBank, as agent and bank investor. Advances under the Loan and Security Agreement are secured by Mid-State Homes' beneficial interest in Trust III and evidenced by a variable funding note. The proceeds from the borrowings outstanding at May 31, 1998 were used to pay down the Revolving Credit Facility. Future proceeds will be used for general corporate purposes. The facility currently matures on May 27, 1999, but provides for extensions of the maturity through May 31, 2002. Accordingly, the $80.3 million of borrowings outstanding at May 31, 1998 have been classified as long-term debt. Principal payments are required on any day in which the outstanding principal amount of all advances under the Loan and Security Agreement exceed the borrowing base. Additionally, commencing on May 31, 2001, Mid-State Homes is required to prepay $1.5 million on May 31, August 31, November 30 and February
28. The outstanding principal of all advances must be paid when the facility is terminated. Interest must be paid on the last day of each tranche period at either the commercial paper rate, the prime rate or the LIBOR rate plus .47% as determined by Mid-State Homes and approved by the lender. The advances under the Loan and Security Agreement are to be satisfied solely from the assets of Mid-State Homes and are non-recourse to Walter Industries and any of its other subsidiaries.

    The assets of Mid-State Trusts II, III, IV and VI are not available to satisfy claims of general creditors of Mid-State Homes or the Company and its other subsidiaries. The liabilities of Mid-State Trusts II, III, IV and VI for their publicly issued debt are to be satisfied solely from proceeds of the underlying instalment notes and are non-recourse to Mid-State Homes and the Company and its other subsidiaries.

    The revenues of Mid-State Trusts II, III, IV, V and VI are required by generally accepted accounting principles to be consolidated as part of Mid-State Homes' revenues for financial statement purposes. In the three years ended May 31, 1998, 1997 and 1996 Mid-State Homes' revenues amounted to $262.6 million, $249.4 million and $248.8 million, respectively.

Cardem Insurance

    Cardem Insurance Co., Ltd. ("Cardem Insurance") is a Hamilton, Bermuda based offshore reinsurance company. The predominant portion of its business is reinsuring 75% of the risk on fire and extended coverage insurance policies issued by Westchester Insurance Company, an unrelated insurance company. Such insurance policies are with individual owners of homes constructed by Jim Walter Homes. In the three years ended May 31, 1998, 1997 and 1996, Cardem Insurance's net sales and revenues amounted to $12.1 million, $12.3 million and $13.1 million, respectively.

WATER TRANSMISSION PRODUCTS

U.S. Pipe

    United States Pipe and Foundry Company, Inc. ("U.S. Pipe"), headquartered in Birmingham, Alabama, conducts its business through its Pressure Pipe and Castings Divisions. The Pressure Pipe Division manufactures and sells a broad line of ductile iron pressure pipe, pipe fittings, valves and hydrants. It is one of the nation's largest producers of ductile iron pressure pipe. The Castings Division produces and sells a wide variety of gray and ductile iron castings.

    In the three years ended May 31, 1998, 1997 and 1996, U. S. Pipe's net sales and revenues amounted to $427.5 million, $420.7 million and $421.4 million, respectively.

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

    U.S. Pipe also manufacturers ductile iron fittings. The company believes that McWane, Inc. has the largest market share in this market segment. U.S. Pipe is not a major manufacturer of valves and hydrants.

    Products of the Pressure Pipe Division are sold primarily to contractors, water works distributors, municipalities, private utilities and other governmental agencies. Most ductile iron pressure pipe orders result from contracts which are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales are made through independent water works distributors. The division maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects to support ongoing projects and to aid in completing projects. The Pressure Pipe Division's sales are primarily domestic, with foreign sales accounting for approximately 9% of dollar sales in 1998. In June 1997, the Ministry of Electricity and Water of Qatar awarded U.S. Pipe a contract for the supply of approximately 36,600 tons of ductile iron pipe and 500 tons of fittings. Deliveries under the contract totaled 28,300 tons at May 31, 1998. U.S. Pipe has 36 regional sales offices in leased office space in the United States.

    The order backlog of pressure pipe at May 31, 1998 was 121,709 tons, which represents approximately three months shipments, compared to 108,341 tons at May 31, 1997.

    The Pressure Pipe Division manufactures ductile iron pressure pipe at four owned plants located in (i) Bessemer, Alabama (603,000 square feet on 169 acres of land); (ii) North Birmingham, Alabama (358,000 square feet on 77 acres of land); (iii) Union City, California (121,000 square feet on 70 acres of land); and (iv) Burlington, New Jersey (329,000 square feet on 109 acres of land). These plants have annual rated capacities to produce 180,000 tons, 160,000 tons, 85,000 tons and 132,000 tons, respectively, of ductile iron pressure pipe based on one shift per day. In addition, the division manufactures fittings, valves and hydrants at its owned plant in Chattanooga, Tennessee (648,000 square feet on 91 acres of land). The general offices located in Birmingham, Alabama contain 122,000 square feet of office space on 6 acres of owned land.

    While the pipe business is generally sensitive to recessions because of its partial dependence on the level of new construction activity, certain aspects of Pressure Pipe's operations have in the past helped to reduce the impact of a downturn in new construction. First, Pressure Pipe's products have experienced a strong level of demand in the replacement market. The company believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate water transmission systems. The company believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, Pressure Pipe's facilities are located in regions of the country that have exhibited consistent economic strength. The Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and the division's operations in the South are located in areas of steady economic growth. The West Coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas which will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making the Pressure Pipe Division's products more competitive.

CASTINGS DIVISION

    The Castings Division produces a wide variety of gray and ductile iron castings for a diversified customer base, including special hardness castings for the pollution control industry. In the year ended May 31, 1998, approximately 44% of the division's castings sales were directed to the Pressure Pipe Division, with the balance of sales to various capital goods industries. Manufacturing operations are located in Anniston, Alabama (240,000 square feet on 21 acres of owned land).

NATURAL RESOURCES

Jim Walter Resources

    The operations of Jim Walter Resources, Inc. ("Jim Walter Resources") are conducted through its Mining Division, which mines and sells coal from four deep shaft mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources.

MINING DIVISION

    The Mining Division, headquartered in Brookwood, Alabama, has approximately
10.3 million tons of rated annual coal production capacity from four deep shaft mines. These mines extract coal from Alabama's Blue Creek seam, which contains high-quality metallurgical coal. This coal can be used as coking coal as well as steam coal because it meets current environmental compliance specifications. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities. The current market price of metallurgical coal generally exceeds the market price of compliance steam coal. The mines are located in west central Alabama between the cities of Birmingham and Tuscaloosa.

    The majority of coal is mined using longwall extraction technology, complemented by the more standard continuous mining method. By replacing more traditional methods of underground mining with longwall technology, the Mining Division has achieved greater production efficiency, improved safety, generated superior coal recovery results and lowered production costs. There are approximately 70 longwall mining systems in use in the United States, of which the Mining Division currently operates seven. The Mining Division's normal operating plan is a longwall/continuous miner ratio of about 75%:25%, which is a sustainable long-term ratio.

    Recoverable reserves were estimated to be approximately 228 million tons as of May 31, 1998, of which 203 million tons relate to the four Blue Creek Mines.

A summary of reserves is as follows:

           ESTIMATED RECOVERABLE (1) COAL RESERVES AS OF MAY 31, 1998
                             (IN THOUSANDS OF TONS)

                                                                                 TYPE (4)
                                                                               -------------         JIM WALTER
                                                                                 STEAM (S)      RESOURCES' INTEREST
                          RESERVES (2)                 CLASSIFICATIONS (3)          OR                                  QUALITY (6)
   MINING     -------------------------------------  ------------------------    METALLUR-    ------------------------  -----------
  PROPERTY      TOTAL     ASSIGNED     UNASSIGNED     MEASURED     INDICATED     GICAL (M)       OWNED     LEASED (5)       ASH
------------  ---------  -----------  -------------  -----------  -----------  -------------  -----------  -----------      ---
No. 3 Mine..     59,078      59,078        --            44,509       14,569           S/M         1,257       57,821          8.2
No. 4 Mine..     67,094      67,094        --            52,622       14,472           S/M         5,678       61,416          9.4
No. 5 Mine..     22,561      22,561        --            20,713        1,848           S/M        20,606        1,955          8.8
No. 7 Mine..     54,445      54,445        --            43,335       11,110           S/M        12,941       41,504          8.0
              ---------  -----------       ------    -----------  -----------                 -----------  -----------
                203,178     203,178        --           161,179       41,999                      40,482      162,696
Bessie
(8).........     24,919      --            24,919        14,880       10,039        --               658       24,261
              ---------  -----------       ------    -----------  -----------                 -----------  -----------
TOTAL.......    228,097     203,178        24,919       176,059       52,038                      41,140      186,957
              ---------  -----------       ------    -----------  -----------                 -----------  -----------
              ---------  -----------       ------    -----------  -----------                 -----------  -----------


                                                PRODUCTION (7)
   MINING                               -------------------------------
  PROPERTY       SULF.       BTU/LB       1998       1997       1996
------------     -----     -----------  ---------  ---------  ---------
No. 3 Mine..        0.56       14,469       1,974      2,198      2,084
No. 4 Mine..        0.69       14,240       2,194      2,129      2,542
No. 5 Mine..        0.66       14,334       1,495        801        893
No. 7 Mine..        0.65       14,499       2,449      2,513      2,347
                                        ---------  ---------  ---------
                                            8,112      7,641      7,866
Bessie
(8).........                               --         --         --
                                        ---------  ---------  ---------
TOTAL.......                                8,112      7,641      7,866
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

------------------------
(1) "Recoverable" reserves are defined as tons of mineable coal in the Blue Creek and Mary Lee seams which can be extracted and marketed after deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses.
(2) "Assigned" reserves represent coal which has been committed by Jim Walter Resources to its operating mines and plant facilities. "Unassigned" reserves represent coal which is not committed to an operating mine and would require additional expenditures to recover. The division of reserves into these two categories is based upon current mining plans, projections and techniques.
(3) The recoverable reserves (demonstrated resources) are the sum of "Measured" and "Indicated" resources. Measured coal extends 1/4 mile from any point of observation or measurement. Indicated coal is projected to extend from 1/4 mile to 3/4 mile from any point of observation or measurement. Inferred coal extends from 3/4 mile to 3 miles from any point of observation or measurement. Inferred reserves are not included in recoverable reserves.
(4) All of the coal in the Blue Creek and Mary Lee seams is suitable for metallurgical purposes although, for marketing reasons, some is sold as compliance steam coal.
(5) The leases are either renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.
(6) Values shown are weighted averages of all reserves and are calculated on a dry basis. Bessie Mine reserves are equivalent to preparation at a 1.60 specific gravity, whereas the others are at a 1.40 specific gravity.
(7) Production for 1998, 1997 and 1996 is for the fiscal years ended May 31.
(8) The Bessie Mine suspended operations in August 1988.

Environmental expenditures imposed by laws relating to deep shaft mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface (strip) mining.

    The facilities of the Mining Division are summarized as follows:

FACILITY                                                                           LOCATION         SQ. FOOTAGE
----------------------------------------------------------------------------  ------------------  ----------------
Administrative headquarters.................................................  Brookwood, AL            41,500
Central shop, supply center and training center.............................  Brookwood, AL           128,400


                                                                                                      CURRENT
OPERATING MINES                                                                    LOCATION        RATED CAPACITY
----------------------------------------------------------------------------  ------------------  ----------------
Blue Creek No. 3............................................................  Adger, AL            2,600,000 tons
Blue Creek No. 4............................................................  Brookwood, AL        2,800,000 tons
Blue Creek No. 5............................................................  Brookwood, AL        2,100,000 tons
Blue Creek No. 7............................................................  Brookwood, AL        2,800,000 tons

    Of the Mining Division's approximately 10.3 million tons of current rated annual production capacity, approximately 4.5 million tons are sold under long-term contracts, leaving approximately 5.8 million tons to be sold under short-term contracts or on the spot market.

    Jim Walter Resources' supply contract with Alabama Power Company ("Alabama Power"), which had been in effect since January 1, 1979, as amended, was superseded by an agreement executed on May 10, 1994 (the "Current Alabama Power Contract"). Under the Current Alabama Power Contract, Alabama Power purchases
4.0 million tons of compliance steam coal per year from Jim Walter Resources through December 31, 1999 at prices which are significantly above market prices for metallurgical coal as well as compliance steam coal. In January 1998, Jim Walter Resources entered into a contract amendment with Alabama Power to extend the contract period from August 31, 1999 to December 31, 1999. Total tonnage to be shipped under the contract was not amended. The Current Alabama Power Contract has a fixed price subject to an escalation based on the Consumer Price Index and adjustments for governmental impositions and quality. The Current Alabama Power Contract includes favorable modifications of specification, shipping deviations and changes in transportation arrangements. Also, in January 1998, Jim Walter Resources entered into a new agreement to supply coal from January 1, 2000 to December 31, 2005. The new contract stipulates lower volumes (1.5 million tons per year) and significantly lower selling prices. The expiration of the Current Alabama Power Contract could, in management's estimation, result in a decrease in Jim Walter Resource's annual revenue of up to $50.0 million. In 1996, Jim Walter Resources embarked on a cost cutting program intended to reduce operating costs at it's Mining Division by 20% from fiscal 1997 levels over a three year period. If these cost cutting reductions are fully achieved, the company currently believes that a decrease in revenues of the magnitude referred to above in fiscal 2000 will not have a material adverse effect on the results of operations of the company as compared to fiscal 1997. However, there can be no assurances as to the extent to which such cost reductions will be achieved or what the market prices for metallurgical and compliance steam coal will be in the future.

    Jim Walter Resources and Cockerill Sambre are parties to a long-term contract that expires on December 31, 2000. The contract provides for the sale of approximately 880,000 tons annually, with an option on approximately 220,000 additional tons annually. The pricing mechanism is market driven and reflects changes in prices of three specific coals or coal indices.

    Blue Creek Mine No. 5 ("Mine No. 5") was shut down from November 17, 1993 through December 16, 1993 and from early April 1994 until May 16, 1994 as a result of fires due to spontaneous combustion heatings caused by pyritic sulfur concentrations occurring in the mine's coal steam being exposed to air by the mining process. Representatives of Jim Walter Resources, the Mine Safety and Health Administration, Alabama State Mine Inspectors and the United Mine Workers of America

("UMWA") agreed that the longwall coal panel being mined in Mine No. 5 at the time the fire recurred in April 1994 would be abandoned and sealed off. Development mining for the two remaining longwall coal panels in this section of the mine resumed on May 16, 1994 and mining on the first longwall panel resumed on January 17, 1995. Production was adversely impacted until such date. As a result of the fires, the Company and Jim Walter Resources claimed compensable losses in the amount of $25.0 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the Company commenced litigation seeking to enforce such insurance. The insurers issued policies insuring various percentages of the risk. During calendar 1997, the Company entered into settlements with all of the insurers who in the aggregate have paid $24.0 million in full and final settlement of the Company's and Jim Walter Resources' claim.

    In late November 1995, Mine No. 5 experienced another fire due to the unexpected recurrence of spontaneous combustion heatings and the mine was shut down. Efforts to contain and extinguish the fire were successful; however, conditions dictated the mine be shut down for several weeks. The affected coal panels on the western side of the mine were then permanently sealed off in an effort to prevent further combustion fires in this mine. Mining operations were redeployed approximately five miles to the eastern side of the mine where more favorable geological conditions exist. Firefighting and idle plant costs of approximately $16 million associated with the November 1995 fire were not insured since spontaneous combustion heatings caused by pyritic sulfur concentrations in Jim Walter Resources' Mine No. 4 and No. 5 are now excluded from the Company's and Jim Walter Resources' insurance policies. The affected coal panels on the western side were sealed off and from December 1995 through March 1997 development work was accelerated on the eastern side of Mine No. 5. The mine returned to production status in the fourth quarter of fiscal 1997. Longwall production resumed in the eastern part of the mine in June 1997. While in development, the mine's costs ($40.7 million) were capitalized. Jim Walter Resources' three other mines remained in full production.

    In the three years ended May 31, 1998, 1997 and 1996, the Mining Division's net sales and revenues were $329.0 million, $310.7 million and $325.8 million, respectively, including $5.8 million, $4.2 million and $4.8 million, respectively, to Sloss Industries Corporation ("Sloss Industries"), a wholly owned subsidiary of the Company.

DE-GAS DIVISION

    The De-Gas Division, through a joint venture headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources.

    The original motivation for the joint venture was to increase safety in Jim Walter Resources' Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 442 wells producing approximately 51 million cubic feet of gas per day, as of May 1998. As many as 49 additional wells are planned for development in fiscal 1999. The degasification operation, as had originally been expected, has improved mining operations and safety by reducing methane gas levels in the mines, as well as being a profitable operation.

    The gas is transported directly to SNG's pipeline through a 12-mile pipeline (owned and operated by Black Warrior Transmission Corp., a corporation the stock of which is owned 50% by Jim Walter Resources and 50% by Sonat Exploration Company, an affiliate of Southern Natural Gas Company (SNG)).

    The De-Gas Division began operations in 1981 with the formation of an equal joint venture with Kaneb Services, Inc. ("Kaneb") to capture and market methane gas from the Blue Creek seam. SNG is the joint venture's exclusive customer for all output of methane gas, all of which was originally at a price tied to the price of fuel oil in New York. Kaneb subsequently sold its 50% interest in the degasification operation to an indirect wholly owned subsidiary of Sonat, Inc. In connection with this sale, additional areas were added to the gas sales contract. This gas was priced at a market price nominated by SNG which was not to be lower than the published price for spot purchases for SNG-South Louisiana for the applicable month. Effective January 1, 1994, the gas sales contract was amended. The price to be paid for gas delivered to SNG is now equal to the average of two published spot prices provided, however, that the price will not be less than $2.00 per MMBTU (approximately $1.96 per MCF) on a weighted annual basis, calculated cumulatively each month. The contract also calls for SNG to pay Jim Walter Resources a reservation fee of $675,000 per month through December 31, 2001, provided certain minimum quantities of gas are delivered. Black Warrior Methane Corp., a corporation the stock of which is owned 50% by Jim Walter Resources and 50% by Sonat Exploration Company, manages the operational activities of the joint venture.

    In the three years ended May 31, 1998, 1997 and 1996, the De-Gas Division's net sales and revenues amounted to $31.4 million, $28.8 million and $23.0 million, respectively.

UNITED LAND

    United Land Corporation ("United Land") owns approximately 39,000 acres of land, 171,000 acres of mineral rights and 1,500 acres of surface rights, principally in Alabama.

    United Land receives royalties resulting from leases to strip coal miners, gas producers and timber companies. When market conditions are favorable, management from time to time sells excess real estate from the holdings of United Land not utilized by any of the other subsidiaries of the Company.

    In the three years ended May 31, 1998, 1997 and 1996, United Land's net sales and revenues amounted to $7.3 million, $8.6 million and $14.6 million, respectively.

INDUSTRIAL PRODUCTS

JW Aluminum

    JW Aluminum Company ("JW Aluminum"), headquartered in Mt. Holly, South Carolina, is a leading producer of fin stock, used in heating and air conditioning applications and telecommunications cable wrap. JW Aluminum's other foil and sheet products are used in a variety of applications such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are primarily used for general building applications such as siding, gutters, downspouts, roofing, mobile home siding and skirting, residential siding and window components.

    JW Aluminum sold approximately 150.0 million pounds of aluminum products in fiscal 1998; 69% of which were foil products and 31% were sheet products. JW Aluminum has focused on directing its product mix towards higher value-added products such as custom-coated fin stock, where quality and service are relied upon more than price-driven commodity products.

    JW Aluminum operates a single manufacturing 350,000 square foot facility in Mt. Holly, South Carolina on 37 acres of owned land and with a current rated capacity of 180 million pounds per year based on its present product mix. These amounts include fiscal 1998 additions of 50,000 square feet of production space, seven acres of owned land and 30 million pounds of capacity as a result of completing the first year of a two-year, $31.0 million expansion project. At completion, this project will have added a total of 65,000 square feet of production space and increased capacity 60% to approximately 240 million pounds per year.

    In the three years ended May 31, 1998, 1997 and 1996, JW Aluminum's net sales and revenues totaled $165.2 million, $150.4 million and $141.1 million, respectively, including $5.2 million, $2.8 million and $3.4 million, respectively, to JW Window Components, Inc. ("JW Window Components"), a wholly owned subsidiary of the Company.

Sloss Industries

    Sloss Industries is a diversified manufacturing operation, headquartered in Birmingham, Alabama, which has four major product lines: (1) foundry coke; (2) furnace coke; (3) slag fiber; and (4) specialty chemicals.

    Foundry coke is marketed to cast iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. It is shipped primarily into four geographic markets: the East Coast; the Southeast; Mexico and the West Coast. Competition comes primarily from two merchant suppliers: ABC Coke and Empire Coke Company. In the year ended May 31, 1998, approximately 64% of the foundry coke produced by Sloss Industries was sold to U. S. Pipe.

    Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Furnace coke sales have been at capacity over the past years to satisfy a long-term contract with National Steel Corporation. Sloss Industries has only an estimated 1% share of the furnace coke market. Competition comes primarily from Koppers Company, Inc., Citizens Gas & Coke Utility and steel producers with excess coking capacity.

    Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling manufacturers. It is also used in manufactured-home insulation, plastics molding and asphalt paving systems where it is used as a bonding agent. A related product, processed mineral fiber, is used in friction materials and thermoplastic molding compounds, adhesives, paints and sealants. In April 1998, Sloss Industries acquired the Alexandria, Indiana, slag fiber manufacturing operations of Fibrex, Inc., which will establish Sloss Industries as a leading producer of slag fiber products in the United States. The continued success of the slag fiber business depends upon Sloss Industries' ability to produce ceiling tile fiber of consistent high quality and react to customer demands for specific "customized" fiber composition. Of the total slag fiber sales in the year ended May 31, 1998, approximately 73% was sold to Armstrong World Industries and 15% to Celotex.

    Specialty chemical products are manufactured in plants located in Birmingham and Ariton, Alabama. The Birmingham product line is composed primarily of aromatic sulfonic acids and sulfonyl chlorides used in the pharmaceutical, plasticizer, foundry and coatings industries, as well as a custom manufactured specialty monomer for the plastics industry. The Ariton facility produces custom manufactured specialty products for the rubber and plastics industries.

    Sloss Industries' manufacturing facilities located in Birmingham, Alabama include: 120 coke ovens with an annual rated capacity of 410,000 tons and related buildings of 148,400 square feet, a slag fiber plant with an annual rated capacity of 102,000 tons in a building of 63,000 square feet and a synthetic chemicals plant in a building of 63,300 square feet, all on 521 acres of owned land. The Alexandria, Indiana plant is comprised of a 109,000 square foot production and warehouse facility with an annual rated capacity of 55,000 tons and a 2,900 square foot office building, all on 33 acres of owned land. Sloss Industries also operates a specialty chemical facility in Ariton, Alabama in a building of 6,880 square feet, on 53 acres of owned land.

    In the three years ended May 31, 1998, 1997 and 1996, Sloss Industries' net sales and revenues amounted to $94.0 million, $91.1 million and $91.1 million, respectively, including $12.8 million, $11.2 million and $12.0 million, respectively to U.S. Pipe.

Southern Precision

    Southern Precision Corporation ("Southern Precision") is one of the largest producers of specialized industrial tooling products and resin coated sand in the Southeast.

    Southern Precision has three manufacturing facilities which are located in Birmingham, Irondale and Trussville, Alabama. The Irondale, Alabama manufacturing facility incorporates the plant, warehouse and administrative functions in 78,000 square feet of building space located on 6 acres of owned land. Products and services provided at this location include: wood and metal pattern tooling; computerized numerically controlled machining for industries such as satellite and aircraft communications, aerospace and glass machines; plastic injection, compression and rubber molds; aluminum castings; and general machining of fabrications, castings and plates.

    Southern Precision's manufacturing facility located in Birmingham, Alabama (27,500 square feet on 5 acres of owned land) produces coated sand for production of shell cores for the foundry industry. The Trussville, Alabama manufacturing facility is closely connected to the pattern and tooling operation in that it supplies precision aluminum and steel fabrications to the same industries.

    In the three years ended May 31, 1998, 1997 and 1996, Southern Precision's net sales and revenues amounted to $16.1 million, $15.6 million and $15.0 million, respectively, including $1.3 million, $1.2 million and $1.2 million, respectively to U.S. Pipe.

JW Window Components

    JW Window Components produces a variety of screens and screen components and a full line of window components, such as extruded aluminum components, weatherstripping, block and tackle balances and spiral balances. The Company estimates that 60% of total sales are directed to the new construction market, 30% to the renovation market and 10% to the commercial sector.

    JW Window Components products are sold through a network of independent sales agents, covering the continental United States, the Caribbean and Central America.

    JW Window Components operates three plants located in Elizabethton, Tennessee (200,000 square feet on 25 acres of owned land); Sioux Falls, South Dakota (52,000 square feet on 3 acres of owned land); and Merrill, Wisconsin (50,000 square feet of leased space). The administrative offices located in Elizabethton, Tennessee contain 8,500 square feet of leased office space.

    In the three years ended May 31, 1998, 1997 and 1996, JW Window Components' net sales and revenues were $37.7 million, $38.9 million and $37.0 million, respectively.

Vestal Manufacturing

    Vestal Manufacturing Company ("Vestal") produces a diversified line of metal and foundry products for residential, commercial and industrial use. Vestal manufactures a line of energy saving fireplaces, fireplace inserts, accessories and wood-burning stoves, as well as lightweight castings for municipal markets and metal building products, including meter boxes and covers, valve boxes and covers and manhole covers. Its products are sold through a network of independent sales agents to hardware and building material distributors, home centers and mass merchandisers throughout the United States and Canada.

    Vestal's performance to a large extent is tied to residential construction. Foreign competition has also been a factor in recent years.

    Vestal, located in Sweetwater, Tennessee, operates a foundry with 103,000 square feet of building, a steel fabrication plant with 109,000 square feet and an administrative office containing 7,000 square feet, all on 46 acres of owned land.

    In the three years ended May 31, 1998, 1997 and 1996, Vestal's net sales and revenues totaled $17.4 million, $18.0 million and $17.3 million, respectively.

ENERGY SERVICES

Applied Industrial Materials Corporation

    On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR") which, through its Carbon Group, is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $400.0 million, including direct acquisition costs of $4.8 million, and is subject to certain indemnity obligations of the parties as required by the Stock Purchase Agreement. The acquisition was accounted for using the purchase method of accounting and had an effective date of September 30, 1997.

CARBON PRODUCTS

    AIMCOR markets and distributes a variety of grades of petroleum coke and also applies value-added services to large volumes of petroleum coke and other relatively low-cost bulk raw materials, such as ores, slags and other materials. These bulk raw materials are delivered to industrial markets throughout the world from a variety of global sources as discrete products and services targeted to meet individual customer needs.

    The Carbon Group purchases petcoke primarily from oil refiners. Petcoke is a coal-like, high carbon fuel source, which is a by-product produced when heavy fuel oil is refined into gasoline. The average refinery produces 3,000 to 4,000 tons of petcoke per day. By combining and processing the petcoke produced by several refineries, AIMCOR is able to market larger quantities of consistent quality petcoke, thereby creating a more marketable product than an individual refiner could produce on its own. Petcoke is used in industrial furnaces, cement kilns, steel plants, foundries, paper mills, cogeneration plants and home heating. Calcined coke is low sulfur petcoke which has been further processed to remove gases and moisture, and is used as the primary ingredient (for which there is no economic substitute) in anodes for the smelting of aluminum. The Company believes that AIMCOR is one of the largest suppliers to the worldwide petcoke market, shipping approximately 6 million metric tons of petcoke annually. When AIMCOR establishes a marketing relationship with a refinery, it is then in position to provide these value-added services. Conversely, when AIMCOR is hired to provide such services, it is in position to obtain commitments for long-term supply of petcoke.

    AIMCOR has marketed petcoke products for over thirty years. It maintains strong relationships with all major United States oil refiners and has an in-depth knowledge of the end-user markets. AIMCOR's petcoke supply comes primarily from oil refiners on the Gulf Coast (59%) and the West Coast (41%) of the United States. AIMCOR's terminal and services operating group has entered into long-term contracts with leading refiners including Mobil, Shell and Citgo. The typical refinery has no means for the handling or storage of this continuously produced by-product and its primary objective is that the company take possession of the petcoke. Refiners typically sign one or two year take-or-pay contracts with their petcoke handlers and marketers. Under take-or-pay contracts with oil refineries, the company is contractually obligated to take delivery of all or a certain portion of a refiners petcoke output. Price reset provisions in the company's supply contracts typically allow for monthly, bi-monthly, quarterly, or annual price adjustments based on petcoke's world commodity price. Contractual hardship provisions protect the company in most cases from precipitous price fluctuations by allowing repricing even more rapidly than contractual reset provisions. In some cases, the "net-back" provisions require the refiner to pay the company for the removal of petcoke under certain circumstances.

    AIMCOR limits the duration of forward sales agreements to manage its exposure to adverse price movements. Forward sales at a fixed price generally range from two to four months. The company may agree to sell petcoke to a customer at a fixed price for as long as a twelve month period, but it typically does so only after a refiner has agreed to supply the company a matching quantity of petcoke for the same period. In light of its ability to periodically reset the price per ton paid to petcoke suppliers, the company's exposure to price fluctuations is largely limited to petcoke held in inventory, and its margin on petcoke sales has remained relatively stable over time.

    AIMCOR markets its products through three operating groups: carbon specialties, carbon fuels and calcined services. The carbon specialties operating group is responsible for the marketing and sale of petcoke primarily for steel/foundry, chemical, special cement, other metallurgical or special fuel applications. The products marketed by this group usually require processing, storage, screening, blending and customized delivery. The petcoke sold for these applications typically has a general specification for sulfur of less than 3%. The carbon fuels operating group is responsible for the marketing and sale of petcoke for use as a fuel in the cement industry and for utilities in the worldwide market. The petcoke sold for these markets typically has a sulfur content above 3%.

    The calcined specialties operating group markets and distributes raw petcoke for calcination and manages the products which either go into or are supplied from calciners. The company is the largest non-producer distributor of calcinated petcoke. In addition, the company is an equity partner in Rain Calcining, Ltd., a combination petcoke calciner and independent power supplier in Visakhapatnam, India which commenced operations in April 1998. The company will derive revenues from its 5% interest in the joint venture as well as from a marketing arrangement with the joint venture. Calcined petcoke is used as the main carbon source for anodes in aluminum smelting, and is also used in the titanium, steel and foundry industries. Calcined petcoke is reprocessed and therefore, commands a higher price on the open market, roughly three to four times higher than the regular raw material.

    AIMCOR markets petcoke through a combination of its internal sales force and its strategically located shipping terminals throughout the world. AIMCOR's principal shipping locations are located in Long Beach, California; Texas City, Texas; Rotterdam, the Netherlands; Ghent, Belgium; and Red Car, United Kingdom. The company's sales offices comprise an internal network of 14 offices located in ten countries, including Luxembourg, the Netherlands, Germany, England, Japan, Mexico, Brazil, Belgium, Australia, and the United States. Rather than marketing through intermediaries or brokers, AIMCOR maintains direct relationships with most end users through its 56-person sales force (17 domestic, 39 international). This approach allows the company to develop the optimum petcoke quality that meets the customer's specifications. However, in some markets international trading companies serve as the financial intermediaries.

    The Carbon Group also performs (on a service contract basis) value-added services such as the cutting, blending, inventory management, stock piling and removal of petcoke in the refinery, as well as the handling, warehousing and distribution and shipping of petcoke from the refinery to the terminal and ultimately to the end user. The company's value-added approach has distinguished it as a leader in business that many competitors treat in a commodity-like manner.

    Like coal and oil, the international petcoke market is dollar-denominated, which serves to limit AIMCOR's exposure to exchange rate fluctuations. Since the United States petcoke supply dominates the international petcoke market, the company's exchange rate exposure is limited to those few markets where AIMCOR must compete against local sources or in foreign retail markets, such as household fuels.

    The Carbon Group's net sales and revenues were $228.8 million for the period from October 1, 1997 through May 31, 1998.

METALS

    The Metals Group is a leading manufacturer and marketer of a variety of ferroalloys, metals, minerals and specialty materials that are used primarily as alloying agents, fluxing agents and/or performance improvement additives in the steelmaking and metal casting production processes in North American foundry and steel industries. A ferroalloy is a refined combination of iron and one key element.

    The Metals Group is comprised of five distinct but related businesses, including two joint ventures. It manufactures and markets ferrosilicon, ferrovanadium, ferromolybdenum, metallurgical process materials, fluorspar and various other ferroalloys on both an agency and trading basis.

    FERROSILICON. The company's ferrosilicon business is conducted through Tennessee Alloys Company (the "Joint Venture"), a joint venture between the company (75%) and Allegheny/Ludlum Steel, a major specialty steel producer (25%), that was established in 1975 to build and operate a 40 megawatt, self-baking electrode furnace located in Bridgeport, Alabama. This facility is a leading supplier of ferrosilicon in the Southeastern United States and operates at a current capacity of 33,000 tons of 50% ferrosilicon or 29,000 tons of 75% ferrosilicon. Under the terms of the Joint Venture agreement, the company and its joint venture partner are obligated to purchase their pro rata share of the output of the facility through the year 2005. The company resells its share of the output through its sales organization to third party steel producers and foundry operators. As the managing partner, the company controls the day-to day operations of the Joint Venture. Historically, over 90% of domestic consumption of ferrosilicon has gone directly to the production of steel and cast iron and, as a result, the industry is largely affected by the relative strength of the domestic steel industry and its end-markets.

    FERROVANADIUM. The company's ferrovanadium business is conducted through Masterloy Products Limited ("Masterloy") located in Ottawa, Canada. Ferrovanadium is an alloying agent used to impart strengthening properties in steel and iron. Masterloy is the only producer of ferrovanadium in Canada and one of only two North American producers engaged in the conversion of vanadium pentoxide (V(2) O(5)) into 80% ferrovanadium. Masterloy also converts molybdenum oxide into ferromolybdenum and also markets AIMCOR's United States based products to the Canadian steel industry. Masterloy currently serves over 30 customers in Canada and the United States.

    METALLURGICAL PROCESS MATERIALS. The company's metallurgical process materials operating facility produces blends of materials used for the desulfurization of steel and slag conditioning by North American steel producers. The company focuses its efforts on the production of more complex and customized materials which typically require at least three raw material components (E.G., lime, aluminum and fluorspar) blended in specific ratios to meet customer requirements and sold either as bulk product or bagged in a variety of sizes. The company also processes and sells acid-grade fluorspar as a finished product.

    AIMCOR has dedicated considerable resources to developing its metallurgical process materials production facility, located in Aurora, Indiana, which AIMCOR believes possesses the most sophisticated production and testing capabilities in the industry. AIMCOR seeks to take advantage of its production and testing capabilities to create technically sophisticated, low-cost alternatives to higher cost raw materials and to improve profitability and grow its market share as domestic steel producers search for cost-effective solutions to purify steel and enhance their production processes.

    The Metals Group's net sales and revenues were $57.2 million for the period of October 1, 1997 through May 31, 1998.

PROPERTIES

    The facilities of AIMCOR are summarized as follows:

                                                                                                  SQUARE FOOTAGE
                                                                                               --------------------
FACILITY                                                                   LOCATION             LEASED      OWNED
----------------------------------------------------------------  ---------------------------  ---------  ---------
Administrative headquarters                                       Stamford, Connecticut           13,250
Operations (office buildings, terminals & warehouses)             Gulf Coast (Texas          )               67,400
Operations (office buildings, terminals & warehouses)             West Coast (California     )     2,937    321,453
Operations (office buildings, terminals, warehouses and
  manufacturing plant)                                            International                   92,754     29,702
Operations (manufacturing plant)                                  Aurora, Indiana                            38,665
Operations (manufacturing plant)                                  Bridgeport, Alabama                       176,900
Sales Office                                                      Pittsburgh, Pennsylvania         7,870
Sales Office                                                      Birmingham, Alabama                640

Seasonality

    Certain of the businesses of the Company (primarily U.S. Pipe, Jim Walter Homes, AIMCOR, JW Window Components and Vestal Manufacturing) are subject to seasonal variations to varying degrees. However, the businesses of the Company are significantly influenced by the general economy and in particular, the level of construction.

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

Environmental

    The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the fiscal years ended May 31, 1998 and 1997 were approximately $6.1 million and $6.8 million, respectively. Because environmental laws and regulations on the federal, state and local levels continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $6.0 million per year in the next five years.

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

Employees

    As of May 31, 1998, the Company and its subsidiaries employed 8,067 people, of whom 5,018 were hourly workers and 3,049 were salaried employees. Approximately 4,236 employees were represented by unions under collective bargaining agreements, of which approximately 1,596 were covered by one contract with the UMWA, which expires on December 31, 2002. The Company considers its relations with its employees to be satisfactory.

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

Properties

    The Company's headquarters building contains approximately 200,000 square feet of office space located on approximately 13 acres in Tampa, Florida.

ITEM 3. LEGAL PROCEEDINGS

    See Items 1 and 2--Business and Properties--Introduction on page 2 and Jim Walter Resources-- Mining Division on pages 11 through 12 and Note 13 of the Notes to Consolidated Financial Statements on pages F-26 through F-27 included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set fourth below is a list showing the names, ages (as of August 1, 1998) and positions of the executive officers of the Company.

NAME                                           AGE                                   OFFICE
------------------------------------------     ---     ------------------------------------------------------------------
Kenneth E. Hyatt..........................         57  Chairman, President and Chief Executive Officer
Richard E. Almy...........................         56  Director, Executive Vice President and Chief Operating Officer
Dean M. Fjelstul..........................         56  Senior Vice President and Chief Financial Officer
Robert W. Michael.........................         56  Senior Vice President and Group Executive
Frank A. Hult.............................         47  Vice President, Controller and Chief Accounting Officer
Edward A. Porter..........................         51  Vice President-General Counsel and Secretary
David L. Townsend.........................         44  Vice President-Administration
Joseph J. Troy............................         34  Vice President and Treasurer
Ralph E. Fifield..........................         52  President and Chief Operating Officer of U.S. Pipe
George R. Richmond........................         48  President and Chief Operating Officer of Jim Walter Resources
Peter Scott-Hansen........................         56  President and Chief Operating Officer of AIMCOR

    Kenneth E. Hyatt has been Chairman of the Board and Chief Executive Officer of the Company since June 1, 1996 and has been President of the Company since September 1, 1995. Between September 1, 1995 and June 1, 1996, Mr. Hyatt also served as Chief Operating Officer of the Company. Mr. Hyatt was elected a director on September 12, 1995. Mr. Hyatt served as President and Chief Operating Officer and a director of Celotex from 1990 until shortly prior to his election, effective September 1, 1995, as President and Chief Operating Officer of the Company.

    Richard E. Almy has been Executive Vice President and Chief Operating Officer of the Company since June 1996. Previously, Mr. Almy was President and Chief Operating Officer at JW Aluminum (1991-1996) and JW Window Components (1995-1996).

    Dean M. Fjelstul has been Senior Vice President and Chief Financial Officer of the Company since October 1996. Between June 1, 1996 and October 1, 1996, Mr. Fjelstul served as Senior Vice President-- Finance of the Company. Previously, he was employed by Alliant Techsystems as Vice President and Chief Financial Officer (1990-1996). Prior thereto he served in various financial management capacities with Honeywell, Inc. during a 22 year tenure with that company.

    Robert W. Michael has been Senior Vice President and Group Executive of the Company since 1991 and President and Chief Operating Officer of Jim Walter Homes since 1984. He also served as Vice President of Original Jim Walter from 1984 to 1988. Prior thereto, he was Vice President--Sales

(1975-1984), a Regional Manager (1973-1975), an Assistant Regional Manager (1970-1973), a Main Branch Manager (1967-1970) and a Sub-Branch Manager (1966-1967) with Jim Walter Homes and held various managerial positions with Mid-State Homes (1964-1966).

    Frank A. Hult has been Vice President, Controller and the Chief Accounting Officer of the Company since 1995. Previously, he was a Vice President (since
1994), the Controller (since 1991), Assistant Controller and Chief Accountant (1989-1991) and Manager of Budgets (1988-1989) of the Company. Prior thereto, he was Manager of Budgets (1984-1988) and Financial Analyst (1978-1981) of Original Jim Walter and Manager-Operations Administration (1981-1984), Plant Controller and Cost Accountant (1974-1975) for Celotex.

    Edward A. Porter has been Vice President, General Counsel and Secretary of the Company since January 1996. Previously, he was employed by National Gypsum Company as Senior Vice President-- Administration, General Counsel and Secretary (1993-1995); Vice President--Administration, General Counsel and Secretary (1988-1993); and held various legal positions (1980-1988).

    David L. Townsend has been a Vice President of the Company since 1988. Previously, he served as a Vice President--Human Resources and Public Relations (1994-1996) and Vice President--Public Relations (1988-1994) of the Company. Prior thereto, he served as a Vice President--Public Relations (since 1983), Director of Public Relations (1982-1983) and Manager of Public Relations (1980-1982) of Original Jim Walter and in various staff positions (1978-1980) with Original Jim Walter.

    Joseph J. Troy has been Vice President and Treasurer of the Company since March 1998. Previously, he was employed by NationsBank as Senior Vice President--Corporate Finance (1993-1998) and prior thereto he served in various banking positions from 1985-1993.

    Ralph E. Fifield has been President and Chief Operating Officer of U.S. Pipe since August 1, 1997. Previously, Mr. Fifield served since 1994 as President of United States Steel/Kobe Steel Company, a joint venture with annual revenues of approximately $770 million. Prior thereto, he was Corporate Vice President--Operations of United States Steel Corporation (1991-1994), General Manager of its Fairfield, Alabama (1990-1991) and Fairless, Pennsylvania Plants (1988-1990), and Plant Manager of its South Works plant in Chicago (1984-1988), and he served in a series of plant engineering positions at its Gary, Indiana plant (1969-1984).

    George R. Richmond has been President and Chief Operating Officer of Jim Walter Resources since June 1, 1997. Previously he served as Senior Vice President of Operations (since 1993) and Vice President of Operations (1992). Prior thereto he was Deputy Mine Manager and No. 3 Mine Manager, Longwall Manager, Master Mechanic and Longwall Mechanical Engineer.

    Peter Scott--Hansen has been President and Chief Executive Officer of AIMCOR since it was acquired by Walter Industries in October 1997. Previously, he was President of the Carbon Products division of AIMCOR since 1986. Prior thereto, he was President of the Carbon Products Group of International Minerals and Chemical Corporation (IMC"), a predecessor of AIMCOR, (1980-1986) and held various positions in international marketing, transportation and operations with IMC (1968-1980).

    Executive Officers serve at the pleasure of the Board of Directors. The Company is not aware of any family relationships among any of the foregoing executive officers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
  STOCKHOLDER MATTERS

    The Company's common stock (the "Common Stock") has been listed on the New York Stock Exchange under the trading symbol "WLT" since December 18, 1997. Previously, the Common Stock had been listed on the Nasdaq National Market ("WLTR") since October 11, 1995. The table below sets forth, for the quarterly periods indicated, the range of high and low sales prices of the Common Stock since such date.

                            1998                  1997
                     ------------------    ------------------
                      HIGH        LOW       HIGH        LOW
                     -------    -------    -------    -------
1st Quarter......... $18 13/16  $14        $14 1/4    $11 7/8
2nd Quarter.........  21 9/16    18 1/2     14 1/4     12 5/8
3rd Quarter.........  22 5/8     17 1/2     15 1/4     12 5/8
4th Quarter.........  22 3/8     18 1/16    15 3/8     13 1/4

    The Registrant has never paid cash dividends on Common Stock and has no present intention of paying any cash dividends on the Common Stock. Covenants contained in certain of the debt instruments referred to in Note 8 of Notes to Consolidated Financial Statements on pages F-16 through F-19 restrict the amount the Company could pay in cash dividends.

    In July 1998, the Company's Board of Directors authorized the Company to repurchase shares (not to exceed 2.0 million) of its common stock. As of August 28, 1998, the Company had repurchased approximately 1,127,500 shares at a cost of approximately $18.2 million.

    As of August 10, 1998, there were 7,316 shareholders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1994 through 1998, has been derived from annual financial statements, including the consolidated balance sheets at May 31, 1998 and 1997 and the related consolidated statements of operations and cash flows for the three years ended May 31, 1998 and the notes thereto appearing elsewhere herein. All of the information presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and the other information contained elsewhere in this report.

                                                                  YEARS ENDED MAY 31,
                                       -------------------------------------------------------------------------
                                           1998           1997          1996(2)         1995           1994
                                       -------------  -------------  -------------  -------------  -------------

                                                           (IN THOUSANDS EXCEPT SHARE DATA)
Summary of Operations:
Sales and revenues...................  $   1,837,200  $   1,507,061  $   1,485,635  $   1,442,322  $   1,328,524
Cost of sales (exclusive of
  depreciation)......................      1,244,164        980,235        987,354        951,381        845,061
Depreciation and depletion...........         75,429         71,814         74,341         72,037         71,035
Interest and amortization of debt
  expense (1)........................        193,736        179,291        208,690        304,548        155,470
Income tax benefit (expense).........        (38,802)       (32,981)        55,155        170,450        (28,917)
Income (loss) before extraordinary
  item (2)...........................         58,904         37,117        (79,292)      (358,645)         7,175
Net income (loss) (2) (3)............         56,241         37,117        (84,696)      (358,645)         7,175
Basic income (loss) per share (4)
  Income (loss) before extraordinary
    item.............................           1.09            .68          (1.56)         (7.10)
  Extraordinary item.................           (.05)            --           (.10)            --
                                       -------------  -------------  -------------  -------------
  Net income (loss)..................           1.04            .68          (1.66)         (7.10)
                                       -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------
Number of shares used in calculation
  of basic income (loss) per share...     53,846,000     54,922,000     50,989,000     50,494,000
                                       -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------
Diluted income (loss) per share (4)
  Income (loss) before extraordinary
  item...............................           1.08            .67          (1.56)         (7.10)
Extraordinary item...................           (.05)            --           (.10)            --
                                       -------------  -------------  -------------  -------------
Net income...........................           1.03            .67          (1.66)         (7.10)
                                       -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------
Number of shares used in calculation
  of diluted income (loss) per
  share..............................     54,383,000     55,064,000     50,989,000     50,494,000
                                       -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------
Additional Financial Data:
Gross capital expenditures...........  $     107,553  $     101,755  $      83,523  $      91,317  $      69,831
Net property, plant and equipment....        672,348        568,176        541,536        662,792        657,863
Total assets.........................      3,562,670      3,027,385      3,091,377      3,245,153      3,140,892
Long-term senior debt................      2,475,617      2,065,575      2,211,296      2,220,370        871,970
Liabilities subject to Chapter 11
  proceedings........................             --             --             --             --      1,727,684
Stockholders' equity (deficit).......        359,087        319,412        276,694        360,774       (282,353)
Employees at end of year.............          8,067          7,584          7,755          7,888          7,676

------------------------

(1) Interest on unsecured obligations not accrued since December 27, 1989 amounted to $163.7 million in the year ended May 31, 1994. The Company recorded additional interest and amortization of debt discount and expense of $141.4 million related to the consummation of the Consensual Plan in fiscal 1995.

(2) The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("FAS 121") during fiscal year 1996.

(3) Extraordinary item consists of (i) write-off of unamortized debt expense of $4.1 million ($2.7 million net of income tax benefit) related to early repayment of the bank credit facility during fiscal 1998 and (ii) redemption premium and write-off of unamortized debt expense of $8.3 million ($5.4 million after tax) related to early repayment of the Senior Notes and a $150.0 million bank credit facility during fiscal year 1996.

(4) Per share information for fiscal year 1994 is not relevant given the significant change in the Company's capital structure following consummation of the Consensual Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 15 of "Notes to Consolidated Financial Statements" which presents sales and operating income by operating segment.

    On October 15, 1997, the Company completed the acquisition of AIMCOR, which is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States (see Note 2 of "Notes to Consolidated Financial Statements"). Sales and revenues and operating income for AIMCOR are reflected in the Company's new business segment, the Energy Services Group.

RESULTS OF OPERATION

    YEARS ENDED MAY 31, 1998 AND 1997

    Net sales and revenues for the year ended May 31, 1998 were $330.1 million above the prior year, representing a 21.9% increase of which 19.0% was attributable to AIMCOR. In addition to the contribution from AIMCOR, the increase was the result of improved performances from all other operating groups.

    Homebuilding and Financing Group sales and revenues were $8.7 million, or 2.0%, greater than the prior year. This performance reflects a 2.5% increase in the average net selling price, from $47,500 in 1997 to $48,700 in 1998, which was more than offset by a 5.1% decrease in the number of units sold, from 3,900 units in 1997 to 3,702 units in 1998. The higher average selling price is primarily attributable to price increases instituted during the year to compensate for higher building materials and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Jim Walter Homes' backlog at May 31, 1998 was 1,883 units (all of which are expected to be completed by the end of fiscal 1999) compared to 1,972 units at May 31, 1997. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $231.4 million in 1997 to $242.9 million in 1998. This increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.06% and 2.78% of total instalment notes receivable at May 31, 1998 and 1997, respectively. The allowance for possible losses as a percentage of net instalment notes receivable for the years ended May 31, 1998 and 1997 was approximately 2.0%, which reflects management's assessment of the amount necessary to provide against future losses in the portfolio. Operating income of $96.4 million (net of interest expense) was $14.7 million greater than the prior year, reflecting the higher time charge income, the increase in the average net selling price per home sold, an improved homebuilding gross profit margin, lower interest expense in 1998 ($116.0 million) as compared to the prior year ($119.0 million), and lower goodwill amortization in 1998 ($26.9 million) versus 1997 ($28.5 million), partially offset by the decrease in the number of homes sold.

    Water Transmission Products Group sales and revenues were $6.6 million above the prior year, representing a 1.6% increase. The increase reflected greater shipments of ductile iron pressure pipe, valves and hydrants, partially offset by lower selling prices across most product lines, combined with lower sales volumes of fittings. Ductile iron pressure pipe shipments of 548,700 tons were 5.2% higher than the prior year, while average selling prices were 2.2% lower, reflecting intense competitive conditions related to the continuing slow pace of funding for domestic infrastructure repair and replacement projects. The order backlog at May 31, 1998 was 121,709 tons, which represents approximately three months shipments, compared with 108,341 tons at May 31, 1997. Operating income of $13.8 million was $.2 million below the prior year. This performance was the result of the lower selling prices and gross profit margins for ductile iron pressure pipe and fittings, partially offset by the previously mentioned increase in sales volumes.

    Natural Resources Group sales and revenues were $17.2 million, or 5.0%, greater than the prior year. The increase resulted from increased coal shipments due to higher production levels, coupled with greater methane gas sales volumes, partially offset by reduced selling prices for both coal and methane gas. A total of 7.6 million tons of coal was sold at an average selling price per ton of $42.95 in the current year compared with 7.0 million tons at $44.49 in 1997. The tonnage increase was the result of greater shipments to Alabama Power and certain export customers. The decrease in the average selling price was primarily the result of lower price realizations on coal sold to the worldwide metallurgical market. Methane gas sales volumes were 8.6 billion cubic feet in 1998 versus 7.6 billion cubic feet in 1997. The average selling price per thousand cubic feet was $3.57 in 1998 versus $3.75 in 1997. Both years included a monthly reservation fee of $.7 million. The Group's operating income of $38.4 million exceeded the prior year by $10.8 million. This performance was the result of higher coal shipments and methane gas sales volumes combined with increased coal productivity which contributed to lower production costs ($36.28 per ton in 1998 versus $36.73 in 1997), partially offset by the reduced coal and methane gas selling prices. Cost per ton of coal produced in the fourth quarter of fiscal 1998 was adversely affected by a geological fault encountered in one of the two longwall sections of Blue Creek Mine No. 3 ("Mine No. 3"). The mine's production schedule has been realigned to single longwall production which lowered its coal output during the fourth quarter and is expected to reduce production during fiscal 1999. Current year results also included a $8.0 million credit from settlement of insurance claims. Prior year results included a $10.0 million settlement of a legal claim related to a theft of coal inventory at the Port of Mobile, Alabama, partially offset by a $6.2 million charge relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program. In addition, from December 1995 through March 1997, Mine No. 5 was in development. While in development, the mine's costs of $40.7 million were capitalized.

    Industrial Products Group sales and revenues were $12.5 million, or 4.2%, greater than the prior year. The improved performance was principally the result of increased shipments of aluminum foil and sheet products, foundry coke and slag fiber, combined with higher selling prices for aluminum foil and sheet products and furnace and foundry coke. These increases were partially offset by decreased shipments of chemicals and window components. Operating income of $21.5 million approximated the prior year. The increase in sales and revenues was offset by lower gross profit margins realized on aluminum foil and sheet products, furnace and foundry coke, slag fiber, chemicals and window components.

    Cost of sales, exclusive of depreciation, of $1,244.2 million was 79.3% of net sales in 1998 versus $980.2 million and 78.4% in 1997. The percentage increase reflected lower gross profit margins realized on pipe products, coal, methane gas, aluminum products, furnace and foundry coke, slag fiber, chemicals and window components, partially offset by improved margins on home sales.

    Selling, general and administrative expenses of $165.2 million were 9.0% of net sales and revenues in 1998 versus $144.7 million and 9.6% in 1997.

    Interest and amortization of debt expense was $193.7 million in 1998 versus $179.3 million in 1997, reflecting higher outstanding debt balances primarily resulting from the AIMCOR acquisition. The average rate of interest in 1998 was 8.0%, compared to 8.1% in 1997. The prime rate of interest was 8.5% in 1998 compared to a range of 8.25% to 8.5% in 1997.

    The Company's effective tax rate in 1998 and 1997 differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amount related to the AIMCOR acquisition), which is not deductible for tax purposes, and percentage depletion (see Note 7 of "Notes to Consolidated Financial Statements" for further discussion of income taxes).

    In conjunction with the closing of the AIMCOR acquisition, on October 15, 1997, the Company completed a financing with NationsBank National Association ("NationsBank") whereby NationsBank provided credit facilities totaling $800 million (the "Credit Facilities"). The Credit Facilities were used to (a) finance the acquisition of AIMCOR, (b) repay the Revolving Credit Agreement, Term Loan A and

Term Loan B, (c) pay transaction costs and (d) provide ongoing working capital. The Company recorded an extraordinary loss of $4.1 million ($2.7 million net of income tax benefit) consisting of a write-off of unamortized debt expense related to the early repayment of the Revolving Credit Agreement, Term Loan A and Term Loan B. See "Financial Condition."

    Net income for the year ended May 31, 1998 was $56.2 million compared to net income of $37.1 million in 1997, reflecting all of the previously mentioned factors as well as the income contribution from the Energy Services Group and lower provision for possible losses and postretirement benefits in the current year.

    YEARS ENDED MAY 31, 1997 AND 1996

    Net sales and revenues for the year ended May 31, 1997 were $21.4 million, or 1.4%, above the prior year, with a 2.8% increase in pricing and/or product mix partially offset by a 1.4% decrease in volume. The decrease in volume was principally the result of lower coal shipments, reflecting reduced production levels. In addition, continued delays in federal spending for planned water and sewer pipeline projects resulted in lower ductile iron pressure pipe shipments. The increase in pricing primarily resulted from higher average net selling prices for homes, ductile iron pressure pipe and coal.

    Homebuilding and Financing Group sales and revenues were $27.7 million, or 6.7%, greater than the prior year. This performance reflects a 12.3% increase in the average net selling price per home sold, from $42,300 in 1996 to $47,500 in 1997, combined with a 3.7% increase in the number of homes sold, from 3,760 units in 1996 to 3,900 units in 1997. The higher average net selling price reflects a greater percentage of "90% complete" homes sold in the current year and price increases instituted to compensate for higher building material and labor costs. The increase in unit sales reflects the decision by Jim Walter Homes in December 1995 to reduce its financing rate from 10% to 8.5% for its "90% complete" homes on a trial basis to generate additional unit sales. In March 1996, the lower rate was formally advertised. Jim Walter Homes extended the 8.5% financing rate to the remainder of its product line ("shell" and homes sold at various "in-between" stages of interior finish) in the fourth quarter of 1997. Jim Walter Homes' backlog at May 31, 1997 was 1,972 units compared to 1,957 units at May 31, 1996. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased slightly, from $231.1 million in 1996 to $231.4 million in 1997. This increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $81.7 million (net of interest expense) was $18.3 million greater than the prior year. This performance resulted from increases in the average net selling price and number of homes sold, lower interest expense in 1997 ($119.0 million) as compared to 1996 ($128.2 million), lower goodwill amortization in 1997 ($28.5 million) versus 1996 ($31.2 million), and slightly higher time charge income and homebuilding gross profit margins, partially offset by higher selling, general and administrative expenses principally resulting from changes to the base salary and commission structure at Jim Walter Homes.

    Industrial Products Group sales and revenues were $12.6 million, or 4.4%, greater than the prior year. Increased sales volumes of aluminum foil and sheet products, slag fiber, furnace coke, window components and metal building products, combined with improved sales prices for furnace and foundry coke, window components and metal building and foundry products, were partially offset by lower sales volumes of foundry coke and lower sales prices for aluminum foil and sheet products. The Group's operating income in 1997 was $21.4 million, compared to an operating loss of $10.4 million in 1996. The improved performance was the result of the overall sales increases and higher gross profit margins realized on furnace and foundry coke, slag fiber, aluminum foil and sheet products, window components and metal building and foundry products. Results for 1996 were adversely impacted by a $22.9 million write-off of goodwill, reflecting the Company's adoption of FAS 121 (see Note 6 of "Notes to Consolidated Financial Statements").

    Water Transmission Products Group sales and revenues declined slightly in 1997. The Group's performance reflected lower sales volumes, but higher selling prices for ductile iron pressure pipe and fittings, and higher selling prices and sales volumes for valves and hydrants. The order backlog at May 31, 1997 was 108,341 tons compared with 121,734 tons at May 31, 1996. Operating income of $14.0 million was $3.5 million above the prior year. This increase was principally due to improved operating efficiencies and lower raw material costs, especially for scrap iron, the principal raw material used in the manufacture of ductile iron pressure pipe.

    Natural Resources Group sales and revenues were $17.9 million, or 4.9%, below the prior year. The decrease resulted from lower coal shipments due to reduced production levels, a $3.7 million gain (in 1996) from the sale of gas royalty interests in certain mineral properties, lower gains realized from the sale of excess real estate in 1997 ($2.5 million) versus 1996 ($6.1 million), and lower coal and timber royalty income, partially offset by higher average selling prices for coal and methane gas and greater methane gas volume. A total of 7.0 million tons of coal was sold in 1997 versus 7.6 million tons in 1996, a 7.9% decrease reflecting lower shipments to certain export customers, partially offset by increased tonnage sold to Alabama Power. The average price per ton of coal sold increased $1.64, from $42.85 in 1996 to $44.49 in 1997, as a result of higher prices realized in the worldwide metallurgical market and a greater percentage of tonnage sold to Alabama Power at above-market contract prices. Methane gas sales volumes were 7.6 billion cubic feet in 1997 versus 6.8 billion cubic feet in 1996. The average selling price per thousand cubic feet, which included a monthly reservation fee of $.7 million, was $3.75 in 1997 versus $3.32 in 1996. The Group's operating income in 1997 was $27.6 million compared to an operating loss of $105.9 million in 1996. Coal production costs of $36.73 per ton in 1997 were slightly higher than 1996 costs of $36.12 per ton. Operating income of $27.6 million in 1997 includes settlement of a legal claim related to a theft of coal inventory from the Port of Mobile, Alabama, partially offset by a charge relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program. The operating loss of $105.9 million in 1996 included a $120.4 million FAS 121 write-down of fixed assets to estimated fair market values at two coal mines (see Note 6 of "Notes to Consolidated Financial Statements"), and firefighting and idle plant costs of $16.0 million principally associated with a fire at Mine No. 5 in November 1995. From December 1995 through March 1997, Mine No. 5 accelerated development of its eastern reserves. While in development, the mine's costs ($40.7 million) were capitalized.

    As a result of a previous fire that began in Mine No. 5 on November 17, 1993, the Company and Jim Walter Resources claimed compensable losses in the amount of $25.0 million under their business interruption coverage. When the insurers refused to pay their pro rata portion of the claim, the Company and Jim Walter Resources commenced litigation seeking to enforce such insurance. The Company entered into settlement with several insurers who, in the aggregate, paid approximately $12.4 million through May 31, 1997, reducing the contract claims to approximately $12.6 million. During fiscal 1998, the Company and Jim Walter Resources entered into settlements with each of the insurers who, in the aggregate, paid approximately $24.0 million in full and final settlement of the Company's and Jim Walter Resources' claims (see Note 13 of "Notes to Consolidated Financial Statements").

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

    The Company's effective tax rate in 1997 and 1996 differed from the statutory tax rate due to amortization of goodwill and the FAS 121 write-off of goodwill of $22.9 million (in 1996), which are not deductible for tax purposes, and percentage depletion. Also, in the fiscal 1996 fourth quarter, the Company recorded approximately $27.0 million of non-recurring tax benefits resulting from utilization of a capital loss carry forward, the Company's election to carry its 1995 net operating loss forward rather than back to prior years (thereby avoiding the effect of a rate difference and loss of certain tax credits), and other miscellaneous tax adjustments (see Note 7 of "Notes to Consolidated Financial Statements" for further discussion of income taxes).

    Net income for the year ended May 31, 1997 was $37.1 million compared to a net loss of $84.7 million in 1996, reflecting all of the previously mentioned factors as well as the impact of lower postretirement benefits in 1997. The loss in fiscal 1996 includes an extraordinary loss of $8.3 million ($5.4 million net of income tax benefit) consisting of a redemption premium and write-off of deferred financing costs resulting from the debt refinancing completed in January 1996.

FINANCIAL CONDITION

    Since May 31, 1997, total debt increased $415.8 million. On June 11, 1997, Mid-State purchased from Mid-State Trust V instalment notes having a gross amount of $1,196.5 million and an economic balance of $462.3 million and subsequently sold such instalment notes to Mid-State Trust VI ("Trust VI"), a business trust organized by Mid-State which owns all of the beneficial interest in Trust VI. These sales were in exchange for the net proceeds from the public issuance of $439.1 million of Asset Backed Notes by Trust VI. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1 based on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used primarily to pay down the Mid-State Trust V Variable Funding Loan Agreement indebtedness of $384.0 million.

    The Credit Facilities consist of a $350.0 million revolving credit facility (the "Revolving Credit Facility") and a $450.0 million six-year term loan (the "Term Loan"). The Credit Facilities are secured by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings and its subsidiary. Net cash proceeds from (a) asset sales where the aggregate consideration received (on a cumulative basis since October 15, 1997) exceeds $20.0 million and the cumulative amount of such proceeds from such sales since the most recent preceding prepayment equals or exceeds $5.0 million, (b) each Permitted Receivables Securitization (as defined in the Credit Facilities) or (c) the issuance of Consolidated Indebtedness (as defined in the Credit Facilities) permitted thereunder must be applied to permanently reduce the Credit Facilities. There have been no such reductions to date. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. The Revolving Credit Facility is due on October 15, 2003 and the Term Loan amortizes over a six-year period. Scheduled principal payments to be made on the Term Loan in each of the six years commencing October 15, 1998 are $25.0 million, $50.0 million, $75.0 million, $75.0 million, $100.0 million, and $125.0 million, respectively. Borrowings under the Credit Facilities bear interest at rates that fluctuate. As of May 31, 1998, borrowings under the Credit Facilities totaled $590.8 million (including swingline advances of $5.8 million). In addition, there were $23.3 million face amount of letters of credit outstanding thereunder.

    On May 28, 1998, Mid-State entered into a 364-day, $90.0 million Loan and Security Agreement with Kitty Hawk Funding Corporation, an affiliate of NationsBank, as lender, and NationsBank, as agent and bank investor. Advances under the Loan and Security Agreement are secured by Mid-State's beneficial interest in Trust III and evidenced by a variable funding note. Proceeds of $80.3 million were used to pay down the Revolving Credit Facility. Future proceeds will be used for general corporate purposes. The facility currently matures on May 27, 1999, but provides for extensions of the maturity through May 31, 2002. Principal payments are required on any day in which the outstanding principal amount of all advances under the Loan and Security Agreement exceed the borrowing base. Additionally, commencing on May 31, 2001, Mid-State is required to prepay $1.5 million on May 31, August 31, November 30 and

February 28. The outstanding principal of all advances must be paid when the facility is terminated. Interest is due on the last day of each tranche period at either the commercial paper rate, the prime rate or the LIBOR rate plus .47% as determined by Mid-State and approved by the lender.

    The Company has traditionally used interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed rate instalment notes receivable generated by its homebuilding business. The Company has entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt anticipated to be issued in the second quarter of fiscal 1999. The lock agreements have a total notional amount of $150.0 million, mature in October 1998, and have a weighted-average interest rate of 5.70%. Approximately $100.0 million notional amount of interest rate lock agreements are held by Lehman Brothers Holdings Inc., which owned 2,849,321 shares of the Company's stock at May 31, 1998. Upon the issuance of the debt, any gain or loss realized on the lock agreements will be amortized to interest expense over the term of the related debt. Additionally, the interest rate lock agreements in effect during fiscal 1997 were terminated on June 11, 1997 and the losses incurred ($8.6 million) have been deferred and are being amortized to interest expense over the life of Trust VI.

    During the year ended May 31, 1998, borrowings under Mid-State Trust V Variable Funding Loan Agreement totaled $218.0 million. Payments on the Mid-State Trust II Mortgage-Backed Notes, the Mid-State Trust III Asset Backed Notes, the Mid-State Trust IV Asset Backed Notes and the Mid-State Trust VI Asset Backed Notes amounted to $87.0 million, $31.8 million, $67.2 million and $33.5 million, respectively. In addition, retirements of other long-term debt amounted to $.7 million, repayment of the Revolving Credit Agreement, Term Loan A and Term Loan B amounted to $311.0 million and debt assumed from acquisitions totaled $2.7 million.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including fixed charge coverage ratios and maximum leverage ratios. The borrowers are required to maintain a leverage ratio (the ratio of indebtedness to consolidated EBITDA (as defined in the Credit Facilities)) of not more than 3.75-to-1 for the measurement period commencing May 31, 1998 and ending May 30, 1999 and 3.25-to-1 thereafter. The borrowers' fixed charge coverage ratio (the ratio of (a) EBITDA minus capital expenditures to (b) the sum of all required principal payments on outstanding indebtedness, interest expense and dividends paid) is required to be at least 1.25-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) for the duration of the Credit Facilities. The Company was in compliance with these covenants at May 31, 1998 and believes it will meet these financial tests over the remaining term of this agreement.

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 1998.

    The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1998, cash and cash equivalents, net of book overdrafts, were approximately $29.8 million. Operating cash flows for the year ended May 31, 1998, together with issuance of the Mid-State Trust VI

Asset Backed Notes, borrowings under the Mid-State Trust V Variable Funding Loan Agreement, the proceeds from the Credit Facilities, borrowings under the Loan and Security Agreement, and the use of available cash balances were primarily used for retirement of long-term senior debt, the purchase of AIMCOR, interest payments, capital expenditures and the purchase of approximately 1.4 million shares of common stock in June 1997. In July 1998, the Company's Board of Directors authorized the Company to repurchase additional shares (not to exceed
2.0 million) of its common stock.

    Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at May 31, 1998 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the year ending May 31, 1999 will approximate $112.0 million.

    Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes generated by Jim Walter Homes and its affiliates. It is anticipated that one or more permanent financings, similar to the previous Mid-State asset backed financings, will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all of its planned capital expenditures, and to meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to 2.0 million shares of the Company's stock.

YEAR 2000

    The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has established a project team to coordinate solutions to Year 2000 issues for its information systems. The team has identified systems and applications that must be modified and has also evaluated alternative solutions, including modification versus replacement. As a result, plans have been established which include timely milestones and appropriate testing to ensure that the systems and applications are ready for the Year 2000. The team will develop alternative solutions when and where necessary. Based on information currently available, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 130--"Reporting Comprehensive Income" ("FAS 130") and No. 131--"Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), were issued in June 1997. Both statements became effective for fiscal years beginning after December 15, 1997 (fiscal 1999 for the Company). FAS 130 establishes standards for display and reporting of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers.

    In June 1998, Statement of Financial Accounting Standards No. 133--"Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued. FAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 requires that all derivatives and hedging activities be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. Currently, the Company's only derivative instruments relate to interest rate lock agreements (see Note 8 of "Notes to Consolidated Financial Statements").

    The Company believes that the adoption of the above standards will not materially affect its financial performance or reporting.

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

                    UNAUDITED INTERIM FINANCIAL INFORMATION:
                    (in thousands, except per share amounts)

                                                                                 QUARTER ENDED
                                                              ---------------------------------------------------
FISCAL YEAR 1998                                              AUGUST 31   NOVEMBER 30*   FEBRUARY 28*   MAY 31*
------------------------------------------------------------  ----------  -------------  ------------  ----------
Net sales and revenues......................................  $  399,333   $   448,069    $  453,822   $  535,976
Gross Profit................................................      74,395        76,905        80,618       91,914
Income before extraordinary item............................      14,065        12,641         7,708       24,490
Net income..................................................      14,065         9,978         7,708       24,490
Income per common share:
  Basic.....................................................         .26           .19           .14          .45
  Diluted...................................................         .26           .18           .14          .45

                                                                                 QUARTER ENDED
                                                              ---------------------------------------------------
FISCAL YEAR 1997                                              AUGUST 31    NOVEMBER 30   FEBRUARY 28     MAY 31
------------------------------------------------------------  ----------  -------------  ------------  ----------
Net sales and revenues......................................  $  369,663   $   397,896    $  340,415   $  399,087
Gross Profit................................................      71,269        67,963        51,662       79,893
Net income (loss)...........................................      10,220         7,525        (2,248)      21,620
Income (loss) per common share:
  Basic.....................................................         .19           .14          (.04)         .39
  Diluted...................................................         .19           .13          (.04)         .39

------------------------

* Includes results from AIMCOR acquired with an effective date of September 30, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited interim financial information presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Proxy Statement (the "Proxy Statement") included in the Schedule 14A filed by the Company with the Securities and Exchange Commission (the "Commission") on August 25, 1998 under the Securities Exchange Act of 1934, as amended. Certain information with respect to executive officers is included in Part I, Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Financial Statements and Schedules--See Index to Financial Statements on page F-1.

        (b) Reports of Form 8-K-- None

        (c) Exhibits--See Index to Exhibits on page E-1 and E-2.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WALTER INDUSTRIES, INC.

          , 1998
                                -----------------------------------------------
                                Dean M. Fjelstul,
                                SENIOR VICE PRESIDENT AND PRINCIPAL FINANCIAL
                                OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          /s/ KENNETH E. HYATT*
                                ------------------------------------------
                                 Kenneth E. Hyatt, Chairman, Director and
                                       Principal Executive Officer
          , 1998

                                           /s/ RICHARD E. ALMY*
                                ------------------------------------------
                                Richard E. Almy, Executive Vice President,
                                 Director and Principal Operating Officer
          , 1998

                                        /s/ HOWARD L. CLARK, JR.*
                                ------------------------------------------
          , 1998                      Howard L. Clark, Jr., Director

                                            /s/ PERRY GOLKIN*
                                ------------------------------------------
          , 1998                          Perry Golkin, Director

                                          /s/ JAMES L. JOHNSON*
                                ------------------------------------------
          1998                          James L. Johnson, Director

                                          /s/ MICHAEL T. TOKARZ*
                                ------------------------------------------
          , 1998                       Michael T. Tokarz, Director

                                           /s/ JAMES W. WALTER*
                                ------------------------------------------
          , 1998                        James W. Walter, Director

                                ------------------------------------------
                                 Dean M. Fjelstul, Senior Vice President
                                     and Principal Financial Officer
          , 1998

                                ------------------------------------------
                                Frank A. Hult, Vice President, Controller
                                     and Principal Accounting Officer
          , 1998

*By:  -------------------------
            Frank A. Hult
          ATTORNEY-IN-FACT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

    Report of Independent Certified Public Accountants.........................  F-2

    Consolidated Balance Sheets -- May 31, 1998 and 1997.......................  F-3

    Consolidated Statements of Operations for the Three Years Ended May 31,
      1998.....................................................................  F-4

    Consolidated Statements of Cash Flows for the Three Years Ended May 31,
      1998.....................................................................  F-5 to F-6

                                                                                 F-7 to
    Notes to Consolidated Financial Statements.................................  F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Walter Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Tampa, Florida
July 14, 1998

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                               MAY 31,
                                                                                        ----------------------
                                                                                           1998        1997
                                                                                        ----------  ----------

                                                                                        (IN THOUSANDS, EXCEPT
                                                                                            SHARE AMOUNTS)
                                        ASSETS
Cash and cash equivalents.............................................................  $   54,709  $   35,782
Short-term investments, restricted....................................................     247,463     195,371
Marketable securities.................................................................      39,064      41,222
Instalment notes receivable...........................................................   4,238,745   4,256,845
  Less--Allowance for possible losses.................................................     (26,221)    (26,394)
       Unearned time charges..........................................................  (2,894,459) (2,896,517)
                                                                                        ----------  ----------
        Net...........................................................................   1,318,065   1,333,934
Trade receivables.....................................................................     218,906     170,236
  Less--Allowance for possible losses.................................................      (7,133)     (8,225)
                                                                                        ----------  ----------
        Net...........................................................................     211,773     162,011
Other notes and accounts receivable...................................................      12,918      20,880
Inventories
  Finished goods......................................................................     205,516     117,949
  Goods in process....................................................................      36,876      32,291
  Raw materials and supplies..........................................................      53,509      52,066
  Houses held for resale..............................................................       3,153       3,068
                                                                                        ----------  ----------
        Total inventories.............................................................     299,054     205,374
Prepaid expenses......................................................................      12,156      11,862
Property, plant and equipment, at cost................................................   1,149,707     978,006
  Less--Accumulated depreciation and depletion........................................    (477,359)   (409,830)
                                                                                        ----------  ----------
        Net...........................................................................     672,348     568,176
Investments...........................................................................      10,665       5,112
Deferred income taxes.................................................................      84,409     109,023
Unamortized debt expense..............................................................      31,215      22,793
Other long-term assets................................................................      41,135      41,671
Goodwill, net.........................................................................     527,696     274,174
                                                                                        ----------  ----------
                                                                                        $3,562,670  $3,027,385
                                                                                        ----------  ----------
                                                                                        ----------  ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts.......................................................................  $   24,867  $   25,523
Accounts payable......................................................................     145,476      86,418
Accrued expenses......................................................................     126,022     131,768
Income taxes payable..................................................................      60,098      58,884
Short-term notes payable..............................................................       5,800          --
Long-term senior debt
  Mortgage-backed/asset-backed notes..................................................   1,886,167   1,752,125
  Other senior debt...................................................................     589,450     313,450
Accrued interest......................................................................      27,147      23,220
Accumulated postretirement benefits obligation........................................     283,708     268,959
Other long-term liabilities...........................................................      54,848      47,626
Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,283,686 shares and 55,063,412 shares...................................         553         551
  Capital in excess of par value......................................................   1,169,052   1,164,261
  Retained earnings (accumulated deficit).............................................    (784,503)   (840,744)
  Treasury stock--1,398,092 shares, at cost...........................................     (21,841)         --
  Cumulative foreign currency translation adjustment..................................         (52)         --
  Excess of additional pension liability over unrecognized prior years service cost...      (4,122)     (4,656)
                                                                                        ----------  ----------
        Total stockholders' equity....................................................     359,087     319,412
                                                                                        ----------  ----------
                                                                                        $3,562,670  $3,027,385
                                                                                        ----------  ----------
                                                                                        ----------  ----------

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEARS ENDED MAY 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------

                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales and revenues:
  Net sales.............................................................  $  1,567,996  $  1,251,022  $  1,220,397
  Time charges..........................................................       242,858       231,388       231,104
  Miscellaneous.........................................................        26,346        24,651        34,134
                                                                          ------------  ------------  ------------
                                                                             1,837,200     1,507,061     1,485,635
                                                                          ------------  ------------  ------------
Cost and expenses:
  Cost of sales.........................................................     1,244,164       980,235       987,354
  Depreciation and depletion............................................        75,429        71,814        74,341
  Selling, general and administrative...................................       165,176       144,703       135,840
  Postretirement benefits...............................................        21,708        22,710        27,129
  Provision for possible losses.........................................           676         3,340         4,367
  Interest and amortization of debt expense.............................       193,736       179,291       208,690
  Amortization of goodwill..............................................        38,605        34,870        39,096
  Long-lived asset impairment...........................................       --            --            143,265
                                                                          ------------  ------------  ------------
                                                                             1,739,494     1,436,963     1,620,082
                                                                          ------------  ------------  ------------
Income (loss) before tax benefit (expense) and extraordinary item.......        97,706        70,098      (134,447)
Income tax benefit (expense):
  Current...............................................................        (8,545)       (8,244)         (621)
  Deferred..............................................................       (30,257)      (24,737)       55,776
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary item.................................        58,904        37,117       (79,292)
Extraordinary item--loss on early extinguishment of debt (net of income
  tax benefit of $1,434 in 1998 and $2,910 in 1996).....................        (2,663)      --             (5,404)
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $     56,241  $     37,117  $    (84,696)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic income (loss) per share:
  Income (loss) before extraordinary item...............................  $       1.09  $        .68  $      (1.56)
  Extraordinary item....................................................          (.05)      --               (.10)
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $       1.04  $        .68  $      (1.66)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted income (loss) per share:
  Income (loss) before extraordinary item...............................  $       1.08  $        .67  $      (1.56)
  Extraordinary item....................................................          (.05)      --               (.10)
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $       1.03  $        .67  $      (1.66)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED MAY 31,
                                                                            -------------------------------------
                                                                               1998         1997         1996
                                                                            -----------  -----------  -----------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).......................................................  $    56,241  $    37,117  $   (84,696)
  Charges to income not affecting cash:
    Depreciation and depletion............................................       75,429       71,814       74,341
    Provision for (benefit from) deferred income taxes....................       30,257       24,737      (55,776)
    Accumulated postretirement benefits obligation........................       14,749       21,132       19,416
    Provision for (benefit from) other long-term liabilities..............        1,493        1,336       (4,034)
    Amortization of goodwill..............................................       38,605       34,870       39,096
    Amortization of debt expense..........................................        6,624        6,914        7,250
    Extraordinary item -- loss on early extinguishment of debt (net of
      income tax benefit).................................................        2,663           --        5,404
    Long-lived asset impairment...........................................           --           --      143,265
                                                                            -----------  -----------  -----------
                                                                                226,061      197,920      144,266
  Decrease (increase) in assets, net of effects from acquisitions:
    Short-term investments, restricted....................................      (52,092)     (19,939)     (47,430)
    Marketable securities.................................................        2,158        8,116       20,534
    Instalment notes receivable, net (a)..................................       15,869       (3,781)      30,875
    Trade and other notes and accounts receivable, net....................        5,371        8,831       (8,900)
    Federal income tax receivable.........................................           --           --       99,875
    Inventories...........................................................      (16,448)       6,071      (15,008)
    Prepaid expenses......................................................        1,311           75          757
    Deferred income taxes.................................................           --       21,411      (79,941)
  Increase (decrease) in liabilities, net of effects from acquisitions:
    Book overdrafts.......................................................         (656)      (2,671)      (5,552)
    Accounts payable......................................................       14,057       14,850       (7,361)
    Accrued expenses......................................................      (21,412)      11,937        7,054
    Income taxes payable..................................................        1,258        2,646        2,977
    Accrued interest......................................................        3,927       (5,599)      (9,033)
                                                                            -----------  -----------  -----------
      Cash flows from operating activities................................      179,404      239,867      133,113
                                                                            -----------  -----------  -----------
FINANCING ACTIVITIES
    Issuance of short-term notes payable and long-term senior debt........    1,550,500      159,000      680,000
    Retirement of long-term senior debt...................................   (1,185,198)    (304,721)    (693,974)
    Additions to unamortized debt expense.................................      (19,143)        (159)      (6,045)
    Purchases of treasury stock...........................................      (21,841)          --           --
    Exercise of employee stock options....................................        4,793           --           --
    Disposition of liabilities subject to Chapter 11 proceedings..........           --        3,427      (63,932)
    Fractional share payments.............................................           --          (13)          (8)
                                                                            -----------  -----------  -----------
      Cash flows from (used in) financing activities......................      329,111     (142,466)     (83,959)
                                                                            -----------  -----------  -----------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 FOR THE YEARS ENDED MAY 31,
                                                                            -------------------------------------
                                                                               1998         1997         1996
                                                                            -----------  -----------  -----------
                                                                                       (IN THOUSANDS)
INVESTING ACTIVITIES
    Acquisitions, net of cash acquired....................................     (386,319)          --           --
    Additions to property, plant and equipment,net of retirements and
      effects from acquisitions...........................................     (105,250)     (98,454)     (73,485)
    Decrease (increase) in investments and other assets, net of effects
      from acquisitions...................................................        1,592        4,292       (1,261)
                                                                            -----------  -----------  -----------
      Cash flows used in investing activities.............................     (489,977)     (94,162)     (74,746)
                                                                            -----------  -----------  -----------
EFFECT OF EXCHANGE RATE ON CASH...........................................          389           --           --
                                                                            -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents......................       18,927        3,239      (25,592)
Cash and cash equivalents at beginning of year............................       35,782       32,543       58,135
                                                                            -----------  -----------  -----------
Cash and cash equivalents at end of year..................................  $    54,709  $    35,782  $    32,543
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

------------------------

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $171,081, $173,418 and $148,749 and cash collections on account and payouts in advance of maturity of $186,950, $169,637 and $179,624 for the years ended May 31, 1998, 1997 and 1996, respectively.

SUPPLEMENTAL DISCLOSURES:
  Interest paid...............................................  $ 183,866  $ 179,749  $ 220,959
  Income taxes paid...........................................      7,331      5,598         --
  Income tax refunds..........................................         --     21,411     22,300

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: The Company purchased all of the capital stock of AIMCOR and other immaterial entities for approximately $406,400. In conjunction with the acquisitions, liabilities assumed were as follows:

Fair value of assets acquired.....................................  $ 524,700
Cash paid.........................................................    406,400
                                                                    ---------
Liabilities assumed...............................................  $ 118,300
                                                                    ---------
                                                                    ---------

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--RECENT HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    PRINCIPLES OF CONSOLIDATION

    The Company is a diversified holding company with five operating segments:
Homebuilding and Financing, Water Transmission Products, Natural Resources, Industrial Products and Energy Services. Through its operating segments, the Company offers a diversified line of products and services primarily including home construction and financing, ductile iron pressure pipe, coal, methane gas, furnace and foundry coke, chemicals, slag fiber, aluminum foil and sheet products and petroleum coke distribution and refinery outsourcing services. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. In addition, certain reclassifications of prior year amounts have been made in the accompanying consolidated financial statements in order to conform with the fiscal 1998 presentation.

    FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries included in Energy Services are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in general and administrative expenses.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, instalment notes receivable and trade receivables.

    The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at May 31, 1998 and 1997, 20%, 12% and 10% and 19%, 12% and 11%,
respectively, are secured by homes located in the states of Texas, Mississippi and Florida, respectively. Additionally, sales to Alabama Power Company by the Natural

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--RECENT HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
Resources segment were 11%, 13% and 13% of consolidated net sales and revenues in the years ended May 31, 1998, 1997 and 1996, respectively. At May 31, 1998 and 1997, trade receivables from Alabama Power Company accounted for approximately 5% and 6%, respectively, of consolidated trade receivables. Jim Walter Resources, Inc.'s ("JWR") current coal supply contract with Alabama Power Company expires in December 1999. A new contract with Alabama Power Company begins on January 1, 2000 and expires on December 31, 2005. The new contract stipulates lower volumes and lower sales prices. The Company believes the potential for incurring material losses related to these credit risks is remote.

    REVENUE RECOGNITION

    Revenue is recognized when products are shipped or services are provided to customers for all segments except Homebuilding and Financing. Revenue from the sale of a home is included in income upon completion of construction and legal transfer to the customer. Time charges are included in equal parts in each monthly payment and taken into income as collected. This method of time charge income recognition approximates the effective interest method since a much larger provision for losses would be required if time charge income were accelerated.

    INVENTORIES

    Inventories are valued at the lower of cost or market using either the first-in, first-out ("FIFO") or average cost method of accounting.

    GOODWILL

    Goodwill acquired in connection with the acquisition of Original Jim Walter is being amortized over periods ranging up to 20 years. Goodwill acquired in connection with the acquisition of Applied Industrial Materials Corporation ("AIMCOR") is being amortized over 35 years. Goodwill acquired in connection with all other acquisitions is being amortized over 15 years. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. The Company measures impairment of goodwill and other long-term assets based upon estimated future undiscounted cash flows from operations of the related business unit. At May 31, 1998 and 1997, the accumulated amortization of goodwill was approximately $516.7 million and $478.1 million, respectively. At May 31, 1998, the net unamortized balance of goodwill and other long-term assets are not considered to be impaired.

    DEPRECIATION AND DEPLETION

    The Company provides depreciation for financial reporting purposes principally on the straight-line method over the useful lives of the assets. Assets (primarily mine development costs) extending for the full life of a coal mine are depreciated on the unit of production basis. For federal income tax purposes,

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--RECENT HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accelerated methods are used for substantially all eligible properties. The depreciable property categories and the principal rates for depreciation used are as follows:

Land improvements........................................  3.50% to 10.00%
Buildings................................................  2.00% to 20.00%
                                                           Over term of
Leasehold improvements...................................  lease
Mine development costs...................................  Over life of mine
Machinery and equipment..................................  3.50% to 33.33%

    Depletion of minerals is provided based on estimated recoverable quantities.

    CAPITALIZED INTEREST

    The Company has capitalized interest on qualifying properties in accordance with Statement of Financial Accounting Standards No. 34. Interest capitalized for the years ended May 31, 1998, 1997 and 1996 was immaterial.

    OPERATING LEASES

    Rent expense was $13.7 million, $12.0 million and $11.0 million for the years ended May 31, 1998, 1997 and 1996, respectively. Future minimum payments under noncancelable operating leases at May 31, 1998 are: 1999, $13.3 million; 2000, $10.5 million; 2001, $9.4 million; 2002, $7.6 million; and 2003, $4.7 million.

    ENVIRONMENTAL EXPENDITURES

    The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

    TAXES

    The Company complies with Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. FAS 109 generally considers all expected future events other than changes in tax law or rates.

    EARNINGS PER SHARE

    In February 1997, Statement of Financial Accounting Standards No. 128--"Earnings per Share" ("FAS 128"), was issued. FAS 128 became effective for both interim and annual periods ending after December 15, 1997 and required a restatement of previously reported earnings per share. Under FAS 128, "basic" earnings per share replaced the reporting of "primary" earnings per share. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. "Fully diluted" earnings per share was replaced by "diluted" earnings per share under FAS 128. The

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--RECENT HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) calculation of diluted earnings per share is similar to that of fully diluted earnings per share under previous accounting pronouncements. Diluted earnings per share includes the number of shares issuable on the exercise of dilutive employee stock options less the number of shares of common stock that could have been purchased with the proceeds from the exercise of such options.

NOTE 2--ACQUISITION OF AIMCOR

    On October 15, 1997, the Company completed the acquisition of AIMCOR which, through its Carbon Group, is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $400.0 million, including direct acquisition costs of $4.8 million, and is subject to certain indemnity obligations of the parties as required by the Stock Purchase Agreement. Direct acquisition costs included investment advisory and finders fees of approximately $4.0 million paid to Kohlberg Kravis Roberts & Co., LLC, which owned 13,958,589 shares of the Company's common stock at May 31, 1998. The acquisition was accounted for using the purchase method of accounting and had an effective date of September 30, 1997.

    The following unaudited results of operations reflects the effect on the Company's operations as if the acquisition of AIMCOR had occurred as of June 1, 1997.

                                                                               YEAR ENDED
                                                                              MAY 31, 1998
                                                                           -------------------
                                                                             (IN THOUSANDS,
                                                                                 EXCEPT
                                                                           PER SHARE AMOUNTS)
Net sales and revenues...................................................     $   1,994,711
Income before extraordinary item.........................................     $      63,890
Net income...............................................................     $      61,227
Basic net income per share...............................................     $        1.14
Diluted net income per share.............................................     $        1.13

    The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of June 1, 1997, nor are they necessarily indicative of future operating results.

NOTE 3--CASH AND CASH EQUIVALENTS, RESTRICTED SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include short-term deposits and highly liquid investments which have original maturities of three months or less and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as book overdrafts.

    Restricted short-term investments at May 31, 1998 and 1997 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V and VI (the "Trusts") ($125.3 million and $101.5 million respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts,
(ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which are subject to retention ($106.9 million and $79.7 million, respectively)

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--CASH AND CASH EQUIVALENTS, RESTRICTED SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED) and (iii) miscellaneous other segregated accounts restricted to specific uses ($15.3 million and $14.2 million, respectively). In June 1998, an agreement was reached with Financial Security Assurance Inc. to release approximately $121.6 million of funds held by Trust II which were subject to retention at July 1, 1998. Such funds were utilized to pay down Trust IV indebtedness.

    Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115--"Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values which approximate cost at May 31, 1998 and 1997.

NOTE 4--INSTALMENT NOTES RECEIVABLE

    Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments primarily over periods of 12 to 30 years and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes, Inc. ("Jim Walter Homes") and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. Instalment notes receivable currently carry either an 8.5% or 10% annual percentage rate, without points or closing costs. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.06% and 2.78% of total instalment notes receivable at May 31, 1998 and 1997, respectively.

    Mid-State Homes, Inc. ("Mid-State") purchases instalment notes from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates and services such instalment notes. Mid-State Trust II ("Trust II"), Mid-State Trust III ("Trust III"), Mid-State Trust IV ("Trust IV") and Mid-State Trust VI ("Trust VI") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust III, Trust IV and Trust VI. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust III, Trust IV and Trust VI, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, III, IV and VI for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized as a warehouse facility to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--INSTALMENT NOTES RECEIVABLE (CONTINUED)
    The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):

                                                         MAY 31, 1998                      MAY 31, 1997
                                               --------------------------------  --------------------------------
                                               GROSS BALANCE  ECONOMIC BALANCE   GROSS BALANCE  ECONOMIC BALANCE
                                               -------------  -----------------  -------------  -----------------
Trust II.....................................   $   784,641     $     502,034     $   966,072     $     609,227
Trust III....................................       310,526           171,071         364,872           195,535
Trust IV.....................................     1,416,842           635,678       1,612,880           704,532
Trust V......................................       673,043           261,986       1,310,206           509,059
Trust VI.....................................     1,050,695           419,430         --               --
Unpledged....................................         2,998             1,329           2,815             1,228
                                               -------------  -----------------  -------------  -----------------
Total........................................   $ 4,238,745     $   1,991,528     $ 4,256,845     $   2,019,581
                                               -------------  -----------------  -------------  -----------------
                                               -------------  -----------------  -------------  -----------------

    The economic balance of an account is the present value of the future scheduled monthly payments due on the account. Such present value is calculated by discounting the remaining future scheduled monthly payments on an account using the effective financing rate. The effective financing rate is determined by calculating the discount rate which, when applied in a present value calculation, results in the present value of all originally scheduled monthly payments on such account being equal to the original amount financed. In effect, the economic balance of an account is the amount of principal that can be amortized by the instalment payments due over the remaining term of the account at the effective financing rate.

    At May 31, 1998, instalment payments estimated to be receivable within each of the next five fiscal years and thereafter are as follows (in thousands):

1999............................................................  $ 281,126
2000............................................................    275,193
2001............................................................    268,583
2002............................................................    262,067
2003............................................................    253,136
Thereafter......................................................  2,898,640
                                                                  ---------
                                                                  $4,238,745
                                                                  ---------
                                                                  ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows (in thousands):

                                                                              MAY 31,
                                                                      ------------------------
                                                                          1998         1997
                                                                      ------------  ----------
Land and minerals...................................................  $    151,691  $  150,667
Land improvements...................................................        22,664      20,476
Buildings and leasehold improvements................................       151,683     106,004
Mine development costs..............................................        80,672      80,363
Machinery and equipment.............................................       694,883     597,357
Construction in progress............................................        48,114      23,139
                                                                      ------------  ----------
Total...............................................................  $  1,149,707  $  978,006
                                                                      ------------  ----------
                                                                      ------------  ----------

NOTE 6--LONG-LIVED ASSET IMPAIRMENT

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("FAS 121") which became effective for fiscal years beginning after December 15, 1995 (fiscal year 1997 for the Company). The Company elected to adopt FAS 121 during fiscal 1996 as a result of significant adverse changes in the results of operations, principally in the Natural Resources business segment. A fire which resulted from the unexpected recurrence of spontaneous combustion heatings at JWR's Mine No. 5 at the end of the fiscal second quarter, as well as various geological problems at the three other coal mines during portions of the year, led to the conclusion that there was an impairment of fixed assets within the Natural Resources segment.

    After performing a review for asset impairment at each of the Company's business segments and applying the principles of measurement contained in FAS 121, the Company recorded a charge against earnings in 1996 of $143.3 million before tax ($101.1 million after tax). The charge included a $120.4 million pre-tax ($78.3 million after tax) write-down of fixed assets at two coal mines in the Natural Resources segment to their estimated fair market values. Fair market values were based principally on expected future discounted cash flows. In addition, a $22.9 million write-off of goodwill was recorded in the Industrial Products segment, substantially all of which was at JW Window Components, Inc. Adoption of this standard had no impact on cash flow.

NOTE 7--INCOME TAXES

    Income tax expense (benefit) is made up of the following components (in thousands):

                                                                                 FOR THE YEARS ENDED MAY 31,
                                                            ---------------------------------------------------------------------
                                                                     1998                    1997                   1996
                                                            ----------------------  ----------------------  ---------------------

                                                              CURRENT    DEFERRED     CURRENT    DEFERRED    CURRENT    DEFERRED
                                                            -----------  ---------  -----------  ---------  ---------  ----------
Federal...................................................   $   4,444   $  30,747   $   4,745   $  25,697  $    (799) $  (54,846)
State and local...........................................       2,178        (490)      3,499        (960)     1,420        (930)
Foreign...................................................       1,923      --          --          --         --          --
                                                            -----------  ---------  -----------  ---------  ---------  ----------
Total.....................................................   $   8,545   $  30,257   $   8,244   $  24,737  $     621  $  (55,776)
                                                            -----------  ---------  -----------  ---------  ---------  ----------
                                                            -----------  ---------  -----------  ---------  ---------  ----------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES (CONTINUED)
    The income tax expense (benefit) before extraordinary item at the Company's effective tax rate differed from the statutory rate as follows:

                                                                                               FOR THE YEARS ENDED MAY 31,
                                                                                             -------------------------------
                                                                                               1998       1997       1996
                                                                                             ---------  ---------  ---------
Statutory tax rate.........................................................................       35.0%      35.0%     (35.0)%
Effect of:
  State and local income tax...............................................................        1.1        2.3         .2
  Percentage depletion.....................................................................       (7.5)      (8.8)      (2.6)
  Amortization of goodwill and FAS 121 charge..............................................       12.0       17.5       16.2
  Benefit of capital loss carryforward.....................................................     --         --           (5.9)
  Adjustment of prior years net operating loss carryforward................................     --         --           (5.0)
  Effect of rate difference and avoidance of loss of credits on net operating loss due to
    carryforward election..................................................................     --             .5       (9.1)
  Foreign sales corporation benefit........................................................        (.4)    --         --
  Other, net...............................................................................        (.5)        .5         .2
                                                                                                   ---        ---  ---------
Effective tax rate.........................................................................       39.7%      47.0%     (41.0)%
                                                                                                   ---        ---  ---------
                                                                                                   ---        ---  ---------

    In fiscal 1998 and 1996, the income tax benefit related to the extraordinary item approximated the statutory rate and is deferred federal income tax.

    Deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                                                  MAY 31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
Bad debts...............................................................................  $   (11,832) $   (12,309)
Instalment sales method for instalment notes receivable in prior years..................       21,268       27,504
Depreciation............................................................................       85,640       84,721
Difference in basis of assets under purchase accounting.................................       16,761       18,536
Net operating loss/credit carryforwards.................................................      (51,214)     (91,230)
Accrued expenses........................................................................      (37,019)     (33,792)
Postretirement benefits other than pensions.............................................     (108,013)    (102,453)
                                                                                          -----------  -----------
  Total deferred tax asset..............................................................  $   (84,409) $  (109,023)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The Revenue Act of 1987 eliminated the instalment sales method of tax reporting for instalment sales after December 31, 1987.

    The change in the deferred tax accounts during fiscal 1998 includes a purchase accounting adjustment for the AIMCOR acquisition. As a result of the loss incurred in fiscal 1996, the Company recorded a deferred tax asset of $25.0 million. During fiscal 1997, the Company elected to carry the 1996 loss back to prior years rather than forward, resulting in a refund of federal income taxes of $21.4 million, which was accordingly charged against the deferred tax asset. The election to carry back the net operating loss generated a tax charge of approximately $.4 million in the fourth quarter of fiscal 1997 due to the effect of the rate difference and other miscellaneous tax adjustments. The Company believes that it is more likely

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES (CONTINUED)
than not that the total deferred tax asset will be realized through taxable earnings or alternative tax strategies; therefore, a valuation allowance is not warranted.

    The Company's net operating loss carryforward at May 31, 1998 approximates $118.2 million, which will expire in fiscal 2010. The Company's minimum tax credit carryforward at May 31, 1998 approximates $9.3 million. The Company's foreign tax credit carryforward at May 31, 1998 approximates $.6 million which will expire in fiscal 2003.

    Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of loss and credit carryforwards. The reorganization under the Consensual Plan created an ownership change in fiscal 1995; therefore, $70.8 million of the remaining net operating loss carryforward is subject to the annual limitation. However, the Company believes that the annual limitation will not affect the realization of the net operating loss carryforward, which is expected to be fully utilized in fiscal 1999.

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed by the Internal Revenue Service ("IRS") for taxes, interest and penalties in the amounts of $110.6 million with respect to fiscal years ended August 31, 1980 and August 31, 1983 through August 31, 1987, $31.5 million with respect to fiscal years ended May 31, 1988 (nine months) and May 31, 1989 and $44.8 million with respect to fiscal years ended May 31, 1990 and May 31, 1991. These proofs of claim represent total adjustments to taxable income of approximately $360.0 million for all tax periods at issue. The Company has filed objections to the proofs of claim, and the various issues are being litigated in the Bankruptcy Court. By joint stipulation between the IRS and the Company, confirmed by Order of the Bankruptcy Court dated January 3, 1997, the IRS conceded an issue involving an adjustment to taxable income of approximately $51.0 million for hedging losses incurred during fiscal year 1988. Also by joint stipulation, confirmed by Order of the Bankruptcy Court dated March 10, 1998, the IRS has conceded an issue involving adjustments to taxable income of approximately $127.0 million for amortization deductions related to certain debt issuance costs for tax years 1988 through 1991. The Company believes that the balance of such proofs of claim are substantially without merit and intends to defend vigorously such claims, but there can be no assurance as to the ultimate outcome. The Company's U. S. federal income tax returns for the fiscal years ended May 31, 1992, 1993 and 1994 have been audited by the IRS and the Company has received a notice of assessment. The Company's U. S. federal income tax return for the fiscal years ended May 31, 1995 and 1996 are currently being audited by the IRS.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT

    Long-term debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

                                                                                                 MAY 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility.........................................................  $    135,000  $    --
    Term Loan.........................................................................       450,000       --
    Revolving Credit Agreement........................................................       --            146,000
    Term Loan A.......................................................................       --            106,250
    Term Loan B.......................................................................       --             58,750
    Other.............................................................................         4,450         2,450
                                                                                        ------------  ------------
                                                                                             589,450       313,450
                                                                                        ------------  ------------
    Mid-State Trusts
    Loan & Security Agreement.........................................................        80,300       --
    Trust II Mortgage-Backed Notes....................................................       323,000       410,000
    Trust III Asset Backed Notes......................................................        85,145       116,934
    Trust IV Asset Backed Notes.......................................................       774,024       841,191
    Trust V Variable Funding Loan.....................................................       218,000       384,000
    Trust VI Asset Backed Notes.......................................................       405,698       --
                                                                                        ------------  ------------
                                                                                           1,886,167     1,752,125
                                                                                        ------------  ------------
      Total...........................................................................  $  2,475,617  $  2,065,575
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    In conjunction with the closing of the AIMCOR acquisition on October 15, 1997, the Company completed an $800.0 million financing with NationsBank, National Association ("NationsBank"). The financing consisted of a $350.0 million revolving credit facility ("Revolving Credit Facility") and a $450.0 million six-year term loan (the "Term Loan"), (collectively, the "Credit Facilities"). Proceeds from the financing were used to (a) finance the acquisition of AIMCOR, (b) pay transaction costs, (c) provide ongoing working capital, and (d) repay the Revolving Credit Agreement, Term Loan A and Term Loan
B. The Company recorded an extraordinary loss of $4.1 million ($2.7 million net of income tax benefit) consisting of a write-off of unamortized debt expense related to the early repayment of the Revolving Credit Agreement, Term Loan A and Term Loan B.

    The Credit Facilities are secured by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings Corporation and its sole subsidiary Mid-State. Net cash proceeds from (a) asset sales where the aggregate consideration received (on a cumulative basis from October 15, 1997) exceeds $20.0 million and the cumulative amount of such proceeds from such sales since the most recent preceding prepayment equals or exceeds $5.0 million, (b) each Permitted Receivables Securitization (as defined in the Credit Facilities) or (c) the issuance of Consolidated Indebtedness (as defined in the Credit Facilities) permitted thereunder must be applied to permanently reduce the Credit Facilities. There have been no such reductions to date. Interest, at the option of the Company, is at (i) the greater of (a) the prime rate, or (b) the federal funds effective rate plus .50% or (ii) a LIBOR rate plus an

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
Applicable Margin (as defined in the Credit Facilities) of .50% to 1.25 % (based upon a leverage ratio pricing grid). At May 31, 1998, the weighted average interest rate was 6.44%.

    The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. A commitment fee ranging from .175% to
 .30% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The fee for outstanding letters of credit is priced at the Applicable Margin less .125%. At May 31, 1998, letters of credit in the aggregate face amount of $23.3 million have been issued and swingline advances outstanding were $5.8 million. The Revolving Credit Facility is due October 15, 2003.

    Scheduled principal payments on the Term Loan in each of the six years from May 31, 1998 are $25.0 million, $50.0 million, $75.0 million, $75.0 million, $100.0 million and $125.0 million, respectively.

    On May 28, 1998, Mid-State entered into a 364-day, $90.0 million Loan and Security Agreement with Kitty Hawk Funding Corporation, an affiliate of NationsBank, as lender, and NationsBank, as agent and bank investor. Advances under the Loan and Security Agreement are secured by Mid-State's beneficial interest in Trust III and evidenced by a variable funding note. The proceeds from the borrowings outstanding at May 31, 1998 were used to pay down the Revolving Credit Facility. Future proceeds will be used for general corporate purposes. The facility currently matures on May 27, 1999, but provides for extensions of the maturity through May 31, 2002. Accordingly, the $80.3 million of borrowings outstanding at May 31, 1998 have been classified as long-term debt. Principal payments are required on any day in which the outstanding principal amount of all advances under the Loan and Security Agreement exceed the borrowing base. Additionally, commencing on May 31, 2001, Mid-State is required to prepay $1.5 million on May 31, August 31, November 30, and February
28. The outstanding principal of all advances must be paid when the facility is terminated. Interest must be paid on the last day of each tranche period at either the commercial paper rate, the prime rate or the LIBOR rate plus .47% as determined by Mid-State and approved by the lender. The advances under the Loan and Security Agreement are to be satisfied solely from the assets of Mid-State and are non-recourse to Walter Industries and any of its other subsidiaries.

    The Trust II Mortgage-Backed Notes were issued in five classes in varying principal amounts. Four of the classes have been fully repaid. The remaining class, A4 ("Class A4 Notes"), bears interest at the rate of 9.625%. Interest on the notes is payable quarterly on January 1, April 1, July 1 and October 1 (each a "Payment Date"). On each Payment Date, regular scheduled principal payments will be made on the Class A4 Notes until maturity on April 1, 2003. Class A4 Notes are subject to special principal payments and may be subject to optional redemption under specified circumstances. The scheduled principal amount of notes maturing in each of the five years from May 31, 1998 is $64.6 million.

    The Trust III Asset Backed Notes bear interest at 7.625%, constitute a single class and have a final maturity date of April 1, 2022. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust III expenses.

    The Trust IV Asset Backed Notes bear interest at 8.33%, constitute a single class and have a final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral and distributions from Trust II, less amounts paid for interest on the notes and Trust IV expenses.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
    On March 3, 1995, Trust V entered into the three-year $500.0 million Variable Funding Loan Agreement with Enterprise Funding Corporation, an affiliate of NationsBank, as lender and as Administrative Agent. The agreement was amended to reduce the facility to $400.0 million effective July 31, 1997. This facility is an evergreen three-year facility with periodic paydowns from the proceeds of permanent financings. The facility currently matures on March 3, 2001. Accordingly, the $218.0 million of borrowings outstanding at May 31, 1998 have been classified as long-term debt. Interest is based on the cost of A-1 and P-1 rated commercial paper which was 5.57% at May 31, 1998 plus .35%. The facility fee on the maximum net investment is .15%.

    On June 11, 1997, Mid-State purchased from Mid-State Trust V instalment notes having a gross amount of $1,196.5 million and an economic balance of $462.3 million and subsequently sold these instalment notes to Mid-State Trust
VI. These sales were in exchange for the net proceeds from the public issuance of $439.1 million of Asset Backed Notes by Trust VI. The notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity of July 1, 2035. Payments will be made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses. Net proceeds from the public offering were used primarily to pay down the Trust V indebtedness of $384.0 million. Lehman Brothers Inc. ("Lehman Brothers"), an affiliate of Lehman Brothers Holdings Inc., which owned 2,849,321 shares of the Company's common stock at May 31, 1998, acted as an underwriter in connection with the public issuance of the Trust VI Asset Backed Notes and received underwriting commissions and fees of $2.2 million.

    The Company has traditionally used interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. The Company has entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt anticipated to be issued in the second quarter of fiscal 1999. The lock agreements have a total notional amount of $150.0 million, mature in October 1998, and have a weighted-average interest rate of 5.70%. Approximately $100.0 million notional amount of interest rate lock agreements are held by Lehman Brothers. Upon the issuance of the debt, any gain or loss realized on the lock agreements will be amortized to interest expense over the term of the related debt. Additionally, the interest rate lock agreements in effect during fiscal 1997 were terminated on June 11, 1997 and the losses incurred ($8.6 million) have been deferred and are being amortized to interest expense over the life of Trust VI.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including fixed charge coverage ratios and maximum leverage ratios, some of which become more restrictive over time. The Company was in compliance with these covenants at May 31, 1998.

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 1998.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
    The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at May 31, 1998.

NOTE 9--PENSION AND OTHER EMPLOYEE BENEFITS

    The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Total pension expense for the years ended May 31, 1998, 1997 and 1996, was $7.5 million, $7.6 million and $11.8 million, respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

    The net pension costs for Company-administered plans are as follows (in thousands):

                                                                                      FOR THE YEARS ENDED MAY 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Service cost-benefits earned during the period....................................  $   6,860  $   6,644  $   6,072
Interest cost on projected benefit obligation.....................................     18,651     17,589     16,972
Actual loss (return) on assets....................................................    (45,246)   (28,532)   (35,347)
Net amortization and deferral.....................................................     23,394      8,680     20,236
                                                                                    ---------  ---------  ---------
  Net pension costs...............................................................  $   3,659  $   4,381  $   7,933
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
    The following table sets forth the funded status of Company administered plans (in thousands):

                                                                 MAY 31, 1998                MAY 31, 1997
                                                          --------------------------  --------------------------
                                                                PLANS IN WHICH              PLANS IN WHICH
                                                          --------------------------  --------------------------

                                                             ASSETS     ACCUMULATED      ASSETS     ACCUMULATED
                                                             EXCEED       BENEFITS       EXCEED       BENEFITS
                                                          ACCUMULATED      EXCEED     ACCUMULATED      EXCEED
                                                            BENEFITS       ASSETS       BENEFITS       ASSETS
                                                          ------------  ------------  ------------  ------------
Actuarial present value of accumulated benefit
  obligations:
    Vested benefits.....................................   $  185,237    $   51,555    $  166,103    $   46,853
    Non-vested benefits.................................        8,271         1,427         7,444         1,525
                                                          ------------  ------------  ------------  ------------
                                                           $  193,508    $   52,982    $  173,547    $   48,378
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------
Plan assets at fair value, primarily stocks and bonds...   $  242,023    $   41,373    $  213,726    $   33,341
Projected benefit obligations...........................      232,991        52,982       207,610        48,430
                                                          ------------  ------------  ------------  ------------
Plan assets in excess of (less than) projected benefit
  obligations...........................................        9,032       (11,609)        6,116       (15,089)
Unamortized portion of transition (asset) obligation at
  June 1, 1986..........................................       (6,299)        2,237        (7,524)        2,918
Unrecognized net loss from actual experience different
  from that assumed.....................................        2,340         4,011         6,743         4,758
Prior service cost not recognized.......................          574         3,744           633         3,695
Contribution to plans after measurement date............            1         1,056           103         1,126
                                                          ------------  ------------  ------------  ------------
Prepaid (accrued) pension cost..........................        5,648          (561)        6,071        (2,592)
Additional liability....................................       --            (9,993)       --           (11,294)
                                                          ------------  ------------  ------------  ------------
Prepaid pension cost (pension liability) recognized in
  the balance sheet.....................................   $    5,648    $  (10,554)   $    6,071    $  (13,886)
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------

    The projected benefit obligations were determined using an assumed discount rate of 7.00% in fiscal 1998 and 7.50% in fiscal 1997 and, where applicable, an assumed increase in future compensation levels of 4.50% in fiscal 1998 and 1997. The assumed long-term rate of return on plan assets was 9.00% in fiscal 1998 and 1997.

    Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities. The Company estimates that its allocated portion of the unfunded vested benefits liabilities of these plans amounted to approximately $42.5 million and $34.7 million at May 31, 1998 and 1997, respectively. However, although the net liability can be estimated, its components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company.

    The Company provides certain postretirement benefits other than pensions, primarily health care, to eligible retirees. The Company's postretirement benefit plans are not funded. Postretirement benefit costs

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED) were $21.7 million in 1998, $22.7 million in 1997, and $27.1 million in 1996. Amounts paid for postretirement benefits were $7.0 million in 1998, $7.3 million in 1997, and $7.7 million in 1996.

    The net periodic postretirement benefit cost includes the following components (in thousands):

                                                                                     FOR THE YEARS ENDED MAY 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Service cost.....................................................................  $   8,128  $   7,642  $   8,668
Interest cost....................................................................     16,005     14,990     18,701
Net amortization and deferral....................................................     (2,425)        78       (240)
                                                                                   ---------  ---------  ---------
  Net periodic postretirement benefit cost.......................................  $  21,708  $  22,710  $  27,129
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The accumulated postretirement benefits obligation at May 31, 1998 and 1997 are as follows (in thousands):

                                                                                                   MAY 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Retirees..................................................................................  $   84,252  $   81,731
Fully eligible, active participants.......................................................      42,813      37,189
Other active participants.................................................................     135,699     106,493
                                                                                            ----------  ----------
Accumulated postretirement benefit obligation.............................................     262,764     225,413
Unrecognized net gain.....................................................................      20,944      43,546
                                                                                            ----------  ----------
Postretirement benefit liability recognized in the balance sheet..........................  $  283,708  $  268,959
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The principal assumptions used to measure the accumulated postretirement benefit obligation include:

                                                                                   1998                1997
                                                                            ------------------  ------------------
Discount rate.............................................................        7.00%               7.50%
Health care cost trend rate...............................................   8.00% declining     8.50% declining
                                                                              to 5.25% over       to 5.25% over
                                                                               seven years         eight years
                                                                              and remaining       and remaining
                                                                             level thereafter    level thereafter

    A one percent increase in trend rates would increase the accumulated postretirement benefit obligation by 19.50% and increase net periodic postretirement benefit cost by 20.90% for fiscal 1998.

    Certain subsidiaries of the Company maintain profit sharing plans. The total cost of these plans for the years ended May 31, 1998, 1997 and 1996 was $3.5 million, $3.4 million and $2.9 million, respectively.

    In February 1997, a reduction in the salaried workforce at JWR was completed under a voluntary early retirement program. The total cost of this program was $6.2 million.

NOTE 10--STOCKHOLDERS' EQUITY

    The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of May 31, 1998 and 1997, 53,885,594 and 55,063,412, respectively, shares of common stock were outstanding.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
On June 24, 1997, the Company repurchased 1,387,092 shares of outstanding common stock which are currently held as treasury stock. Additionally, 11,000 shares of common stock related to the Walter Industries, Inc. Directors' Deferral Fee Plan are being held as treasury stock.

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

    Pursuant to the Consensual Plan, a total of 54,868,766 shares of common stock were to be issued to creditors and former stockholders of the Company. The plan of reorganization originally proposed by certain creditors and committees (the "Creditors Plan") provided that subordinated bondholders could elect to receive "Qualified Securities" (cash and/or new senior notes) in lieu of common stock of the Company. The Consensual Plan confirmed by the Bankruptcy Court (which technically constituted a modification of the Creditors Plan) kept in place the bondholders election. Certain subordinated bondholders, however, were unable to provide documentation evidencing their right to receive Qualified Securities within the two-year time frame required by the Consensual Plan. As a result, approximately 212,000 additional shares of common stock were issued in lieu of Qualified Securities in 1997. In addition, certain former stockholders did not tender their shares, which resulted in approximately 17,000 shares not being issued.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    Changes in stockholders' equity for each of the three years in the period ended May 31, 1998 are summarized as follows (in thousands):

                                                                                                        CUMULATIVE      EXCESS OF
                                   COMMON STOCK          CAPITAL   RETAINED       TREASURY STOCK          FOREIGN      ADDITIONAL
                            --------------------------     IN      EARNINGS   ----------------------     CURRENCY        PENSION
                              SHARES       PAR VALUE     EXCESS    (DEFICIT)    SHARES      AMOUNT      ADJUSTMENT      LIABILITY
                            -----------  -------------  ---------  ---------  -----------  ---------  ---------------  -----------
Balance at May 31, 1995...      50,494     $     505    $1,159,384 $(793,165)                                           $  (5,950)
Shares issued pursuant to
  Consensual Plan:
    Shares issued to
      former
      stockholders........         494             5           (5)
    Shares issued to
      escrow..............       3,880            39          (39)
Fractional share
  payments................                                     (8)
Net loss..................                                           (84,696)
Reverse excess of
  additional pension
  liability...............                                                                                                    624
                            -----------        -----    ---------  ---------  -----------  ---------           ---     -----------
Balance at May 31, 1996...      54,868           549    1,159,332   (877,861)                                              (5,326)
Stock issued in lieu of
  qualified securities....         212             2        5,373
Canceled shares...........         (17)                      (431)
Fractional share
  payments................                                    (13)
Net income................                                            37,117
Reverse excess of
  additional pension
  liability...............                                                                                                    670
                            -----------        -----    ---------  ---------  -----------  ---------           ---     -----------
Balance at May 31, 1997...      55,063           551    1,164,261   (840,744)                                              (4,656)
Stock issued from option
  exercises...............         221             2        4,791
Net income................                                            56,241
Purchase of treasury
  stock...................                                                        (1,398)  $ (21,841)
Cumulative foreign
  currency adjustment.....                                                                               $     (52)
Reverse excess of
  additional pension
  liability...............                                                                                                    534
                            -----------        -----    ---------  ---------  -----------  ---------           ---     -----------
Balance at May 31, 1998...      55,284     $     553    $1,169,052 $(784,503)     (1,398)  $ (21,841)    $     (52)     $  (4,122)
                            -----------        -----    ---------  ---------  -----------  ---------           ---     -----------
                            -----------        -----    ---------  ---------  -----------  ---------           ---     -----------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--EARNINGS PER SHARE

    A reconciliation of the basic and diluted per share computations for each of the three years in the period ended May 31, 1998 are as follows (in thousands):

                                                                            FOR THE YEARS ENDED MAY 31,
                                                         ------------------------------------------------------------------
                                                                 1998                  1997                   1996
                                                         --------------------  --------------------  ----------------------

                                                           BASIC     DILUTED     BASIC     DILUTED     BASIC      DILUTED
                                                         ---------  ---------  ---------  ---------  ----------  ----------
Income (loss) before extraordinary item................  $  58,904  $  58,904  $  37,117  $  37,117  $  (79,292) $  (79,292)
Extraordinary item.....................................     (2,663)    (2,663)    --         --          (5,404)     (5,404)
                                                         ---------  ---------  ---------  ---------  ----------  ----------
Net income (loss)......................................  $  56,241  $  56,241  $  37,117  $  37,117  $  (84,696) $  (84,696)
                                                         ---------  ---------  ---------  ---------  ----------  ----------
                                                         ---------  ---------  ---------  ---------  ----------  ----------
Shares of common stock outstanding:
Average number of common shares(a)(b)(c)...............     53,846     53,846     54,922     54,922      50,989      50,989
Weighted effect of diluted securities:
Stock options (d)......................................     --            537     --            142      --          --
                                                         ---------  ---------  ---------  ---------  ----------  ----------
                                                            53,846     54,383     54,922     55,064      50,989      50,989
                                                         ---------  ---------  ---------  ---------  ----------  ----------
                                                         ---------  ---------  ---------  ---------  ----------  ----------
Per share:
  Income (loss) before extraordinary item..............  $    1.09  $    1.08  $     .68  $     .67  $    (1.56) $    (1.56)
  Extraordinary item...................................       (.05)      (.05)    --         --            (.10)       (.10)
                                                         ---------  ---------  ---------  ---------  ----------  ----------
Net income (loss)......................................  $    1.04  $    1.03  $     .68  $     .67  $    (1.66) $    (1.66)
                                                         ---------  ---------  ---------  ---------  ----------  ----------
                                                         ---------  ---------  ---------  ---------  ----------  ----------

------------------------

(a) Fiscal 1998 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include 1,398,092 shares held in treasury.

(b) Fiscal 1997 shares include 3,880,140 additional shares issued to the escrow account.

(c) Fiscal 1996 shares do not include 3,880,140 additional shares issued to the escrow account because such issuance would be anti-dilutive.

(d) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.

NOTE 12--STOCK OPTIONS

    Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995 and amended in September 1997, an aggregate of 6,000,000 shares (3,000,000 shares at May 31, 1997 and 1996) of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SARs") and stock awards. The maximum number of such shares with respect to which stock options or SARs may be granted to any employee during while the Plan is in effect is 1,000,000 shares and the aggregate number of such shares that may be used in settlement of stock awards is 3,000,000 shares. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board (generally, vesting occurs over three years in equal annual increments), but no option will be exercisable after the tenth

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--STOCK OPTIONS (CONTINUED)
anniversary of the date on which it is granted. The option price per share may not be less than the fair market value of a share on the date the option is granted.

    Information on stock options is summarized as follows:

                                                         MAY 31, 1998           MAY 31, 1997           MAY 31, 1996
                                                     ---------------------  ---------------------  ---------------------
                                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                                  AVERAGE                AVERAGE                AVERAGE
                                                                 EXERCISE               EXERCISE               EXERCISE
                                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Outstanding at beginning of year...................   2,669,999  $  13.301   1,487,000  $  14.120      --      $  --
Granted............................................     906,000     17.955   1,219,000     12.313   1,500,000     14.120
Exercised..........................................    (233,341)    13.686      --         --          --         --
Canceled...........................................     (44,329)    13.353     (36,001)    13.571     (13,000)    14.125
                                                     ----------
Outstanding at end of year.........................   3,298,329     14.551   2,669,999     13.301   1,487,000     14.120
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------
Exercisable at end of year.........................   1,143,036     13.570     487,333     14.118      --         --
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

                                                                  OPTIONS
                             OPTIONS OUTSTANDING                EXERCISABLE
                  -----------------------------------------  ------------------
                      NUMBER          WEIGHTED AVERAGE             NUMBER
WEIGHTED AVERAGE  OUTSTANDING AT    REMAINING CONTRACTUAL      EXERCISABLE AT
EXERCISE PRICES    MAY 31, 1998         LIFE (YEARS)            MAY 31, 1998
----------------  --------------  -------------------------  ------------------
   $   12.313         1,126,861                 8.1                  346,239
       14.117         1,269,468                 7.1                  796,797
       14.875            30,000                 9.0                  --
       17.908           825,000                 9.5                  --
       20.814            47,000                 9.8                  --
                  --------------                                  ----------
                      3,298,329                 8.1                1,143,036
                  --------------                                  ----------
                  --------------                                  ----------

    The Company applies APB Opinion No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("FAS 123"), the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                                                                                1998       1997
                                                                                              ---------  ---------
Pro forma net income........................................................................  $  53,836  $  35,314
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Pro forma basic net income per share........................................................  $    1.00  $     .64
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Pro forma diluted net income per share......................................................  $     .99  $     .64
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the year ended May 31, 1998: (1) risk-free interest rate of 6.07%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 31.10%. The following assumptions were used for the year ended May 31, 1997: (1) risk-free interest rate of 7.36%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 29.30%.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--STOCK OPTIONS (CONTINUED)
    The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of common stock as such funds will permit for the accounts of the participants. The amount of stock purchased depends upon the market prices of the common stock at the time the purchases are made. The total number of shares that may be purchased under the plan is 1,000,000. Total shares purchased under the plan in 1998 and 1997 were approximately 155,000 and 200,000, respectively, and the Company's contribution was approximately $.4 million in both years.

NOTE 13--LITIGATION

    VEIL-PIERCING SUITS

    Beginning in early 1989, the Company and certain of its officers, directors and stockholders were named as co-defendants in a number of lawsuits brought by persons ("Asbestos Claimants") claiming that the Company should be held liable for all asbestos-related liabilities of The Celotex Corporation ("Celotex") and its parent, Jim Walter Corporation ("JWC"). The stock of a predecessor of JWC ("Original Jim Walter") was acquired by a company known as Hillsborough Acquisition Corporation ("HAC"), a former subsidiary of the Company, pursuant to a 1988 leveraged buyout (the "LBO"). Asserting a variety of theories of derivative liability, including piercing the corporate veil, the suits alleged, among other things, that Original Jim Walter was liable for all asbestos-related liabilities of Celotex and that the distribution by HAC of substantially all of its assets to the Company pursuant to the LBO was a fraudulent conveyance (the "Veil-Piercing Suits").

    On December 27, 1989, the Company and certain of its subsidiaries filed for protection under the Bankruptcy Code in the Bankruptcy Court, which stayed all Veil-Piercing Suits pursuant to the automatic stay. In January 1990, the Company filed a declaratory judgment action ("Adversary Proceeding") against all Asbestos Claimants who had filed Veil-Piercing Suits seeking a ruling that the Company could not be held liable for any asbestos-related liabilities of Celotex or JWC on any grounds, asserting that the corporate veil separating Original Jim Walter and Celotex was intact, and asserting that the LBO could not be deemed a fraudulent conveyance.

    In April 1994, the Bankruptcy Court ruled in favor of the Company on all of the claims asserted in the Adversary Proceeding. The ruling was affirmed by the United States District Court for the Middle District of Florida in October 1994. Thereafter, a settlement (the "Veil-Piercing Settlement") was entered into among the Company, certain of its creditors, Celotex, JWC and representatives of the Asbestos Claimants pursuant to which all the Veil-Piercing Suits would be dismissed and the Company and its officers, directors and relevant stockholders would be released from all liabilities relating to the LBO or associated with asbestos-related liabilities of Celotex or JWC. The Veil-Piercing Settlement is embodied in the Consensual Plan. The Consensual Plan binds all known and unknown claimants and enjoins such persons or entities from bringing any suits against the Company in the future for asbestos or LBO related claims.

    In March 1996, the Company, together with various other parties, filed an adversary proceeding with the Bankruptcy Court, naming Celotex and JWC as defendants. In this proceeding the Company and the other named plaintiffs alleged that Celotex and JWC breached the Veil-Piercing Settlement by failing to

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13--LITIGATION (CONTINUED)
propose and use their best efforts to obtain confirmation of a Chapter 11 plan for Celotex that included an injunction issued pursuant to Section 524(g) of the Bankruptcy Code. Although all Veil-Piercing claims by Asbestos Claimants were resolved as part of the Consensual Plan, the Company believes that Section 524(g) affords additional statutory protection to the Company against the possibility of such claims in the future. On May 28, 1996, the Bankruptcy Court issued an order granting in part the Company's motion for summary judgment finding, among other things, that the plan of reorganization filed by Celotex in its Chapter 11 proceeding did not comply with the terms of the Veil-Piercing Settlement.

    In October 1996, Celotex and various other parties in the Celotex bankruptcy announced to the Court in the Celotex Bankruptcy (the "Celotex Bankruptcy Court") that an agreement had been reached between Celotex and each of its creditor groups pursuant to a Modified Joint Plan of Reorganization (the "Celotex Modified Plan") which, among other things, superseded and replaced all prior plans. The Celotex Modified Plan contains a provision for a Section 524(g) injunction as to all asbestos claimants. The Celotex Modified Plan was approved by a vote of the Celotex creditors and in December 1996 the Celotex Bankruptcy Court entered an Order confirming the Celotex Modified Plan. The Celotex Modified Plan became effective as of May 30, 1997. The May 1996 Order of the Bankruptcy Court and the Order confirming the Celotex Modified Plan are now final and not appealable.

    SUIT BY THE COMPANY AND JIM WALTER RESOURCES, INC. FOR BUSINESS INTERRUPTION
     LOSSES

    In May 1995, the Company and JWR filed a lawsuit in the Circuit Court for Tuscaloosa County, Alabama (Civil Action No. CV-95-625) against certain insurers. The lawsuit arose out of a spontaneous combustion fire that began in JWR's underground coal mine No. 5 on November 17, 1993. As a result of the fire, the Company and JWR claimed compensable losses in the amount of $25.0 million under their business interruption insurance coverage. When the insurers refused to pay their pro rata part of the claim, the lawsuit described above was commenced. The complaint filed by the Company and JWR sought, among other things, payment of the amounts claimed to be due under the insurance policies in question and a declaratory judgment that the policies were not void or voidable. During calendar year 1997 the Company entered into settlements with each of the insurers who, in the aggregate, paid approximately $24.0 million in full and final settlement of the Company's and JWR's claims.

    INCOME TAX LITIGATION

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See "Note 7 -- Income Taxes" for a more complete explanation.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 -- "Disclosures about Fair Value of Financial Instruments" ("FAS 107") requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are permitted under FAS 107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar financial instruments. Furthermore, FAS 107 fair value disclosures do not purport to be the amount that could be attained in immediate settlement of the financial instrument. Fair value estimates are not necessarily more relevant than historical cost values and have limited usefulness in evaluating long-term assets and liabilities held in the ordinary course of business. Accordingly, management believes that the disclosures required by FAS 107 have limited relevance to the Company and its operations.

    The following methods and assumptions were used to estimate fair value disclosures:

    CASH AND CASH EQUIVALENTS, RESTRICTED SHORT-TERM INVESTMENTS, MARKETABLE SECURITIES, TRADE RECEIVABLES, OTHER NOTES AND ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND SHORT-TERM NOTES PAYABLE--The carrying amounts reported in the balance sheet approximate fair value.

    INSTALMENT NOTES RECEIVABLE--The estimated fair value of instalment notes receivable at May 31, 1998 and 1997 was in the range of $2,100.0 million to $2,200.0 million and $2,000.0 million to $2,100.0 million, respectively. The estimated fair value is based upon valuations prepared by an investment banking firm as of May 31, 1998 and 1997. The value of mortgage-backed instruments such as instalment notes receivable are very sensitive to changes in interest rates.

    DEBT--The estimated fair value of long-term senior debt at May 31, 1998 and 1997 was $2,560.0 million and $2,142.0 million, respectively, based on current yields for comparable debt issues or prices for actual transactions.

    INTEREST RATE LOCK AGREEMENTS--The estimated fair value of the interest rate lock agreements at May 31, 1998 would have resulted in a loss of $.9 million. The fair value is based on quotes from brokers which represented the amounts that the Company would pay if the agreements were terminated at May 31, 1998.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION

    Information relating to the Company's business segments is set forth below.

                                                                                FOR THE YEARS ENDED MAY 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------

                                                                                       (IN THOUSANDS)
Sales and revenues:
  Homebuilding and Financing............................................  $    449,471  $    440,749  $    413,078
  Water Transmission Products...........................................       426,389       419,813       419,984
  Natural Resources.....................................................       362,245       345,011       362,948
  Industrial Products...................................................       312,313       299,851       287,230
  Energy Services.......................................................       285,950       --            --
  Corporate.............................................................           832         1,637         2,395
                                                                          ------------  ------------  ------------
    Consolidated sales and revenues (a)(b)..............................  $  1,837,200  $  1,507,061  $  1,485,635
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Operating income (c)(d):
  Homebuilding and Financing (e)(g).....................................  $     96,431  $     81,731  $     63,390
  Water Transmission Products...........................................        13,836        13,986        10,517
  Natural Resources (f).................................................        38,377        27,595      (105,929)
  Industrial Products (f)...............................................        21,469        21,433       (10,406)
  Energy Services.......................................................        20,947       --            --
                                                                          ------------  ------------  ------------
                                                                               191,060       144,745       (42,428)
  Less-Corporate interest and other expense (g).........................       (93,354)      (74,647)      (92,019)
                                                                          ------------  ------------  ------------
  Income before tax benefit (expense) and extraordinary item............        97,706        70,098      (134,447)
  Income tax (expense) benefit..........................................       (38,802)      (32,981)       55,155
                                                                          ------------  ------------  ------------
    Income (loss) before extraordinary item.............................  $     58,904  $     37,117  $    (79,292)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Depreciation and depletion:
  Homebuilding and Financing............................................  $      3,840  $      3,311  $      3,279
  Water Transmission Products...........................................        16,880        17,010        18,636
  Natural Resources.....................................................        36,330        38,107        38,652
  Industrial Products...................................................        13,121        11,696        11,890
  Energy Services.......................................................         3,701       --            --
  Corporate.............................................................         1,557         1,690         1,884
                                                                          ------------  ------------  ------------
    Total...............................................................  $     75,429  $     71,814  $     74,341
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Gross capital expenditures:
  Homebuilding and Financing............................................  $      4,908  $      5,617  $      3,735
  Water Transmission Products...........................................        20,492        14,479        12,888
  Natural Resources.....................................................        40,683        54,999        53,576
  Industrial Products...................................................        26,181        25,968        12,792
  Energy Services.......................................................        14,169       --            --
  Corporate.............................................................         1,120           692           532
                                                                          ------------  ------------  ------------
    Total...............................................................  $    107,553  $    101,755  $     83,523
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION (CONTINUED)

                                                                                FOR THE YEARS ENDED MAY 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
                                                                                       (IN THOUSANDS)
Identifiable assets:
  Homebuilding and Financing............................................  $  1,833,967  $  1,796,949  $  1,802,950
  Water Transmission Products...........................................       439,514       452,963       480,209
  Natural Resources.....................................................       391,831       387,167       381,582
  Industrial Products...................................................       214,974       192,688       177,668
  Energy Services.......................................................       503,508       --            --
  Corporate.............................................................       178,876       197,618       248,968
                                                                          ------------  ------------  ------------
    Total...............................................................  $  3,562,670  $  3,027,385  $  3,091,377
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

------------------------

(a) Inter-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and are insignificant in amount with the exception of the sales of the Industrial Products Group to the Water Transmission Products Group of $14.1 million, $12.4 million and $13.3 million and sales of the Natural Resources Group to the Industrial Products Group of $5.8 million, $4.2 million and $4.8 million in 1998, 1997 and 1996, respectively.

(b) Export sales were $229.2 million, $134.7 million and $171.5 million in 1998, 1997 and 1996, respectively. Export sales to any single geographic area do not exceed 10% of consolidated net sales and revenues.

(c) Operating income amounts are after deducting amortization of goodwill. A breakdown by segment is as follows (in thousands):

                                                                               FOR THE YEARS ENDED MAY 31,
                                                                             -------------------------------
                                                                               1998       1997       1996
                                                                             ---------  ---------  ---------
Homebuilding and Financing.................................................  $  26,932  $  28,538  $  31,246
Water Transmission Products................................................     12,215     12,212     12,247
Natural Resources..........................................................     (1,328)    (1,327)    (1,331)
Industrial Products........................................................        639        638      2,135
Energy Services............................................................      5,336     --         --
Corporate..................................................................     (5,189)    (5,191)    (5,201)
                                                                             ---------  ---------  ---------
                                                                             $  38,605  $  34,870  $  39,096
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION (CONTINUED)
(d) Operating income amounts include postretirement benefits. A breakdown by segment is as follows (in thousands):

                                                                           FOR THE YEARS ENDED MAY 31,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Homebuilding and Financing.............................................  $   1,271  $   1,888  $   1,636
Water Transmission Products............................................      2,046      3,857      3,729
Natural Resources......................................................     15,062     11,873     16,640
Industrial Products....................................................      3,087      4,519      4,581
Energy Services........................................................     --         --         --
Corporate..............................................................        242        573        543
                                                                         ---------  ---------  ---------
                                                                         $  21,708  $  22,710  $  27,129
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

(e) In July 1986, Waltsons, Inc., a corporation in which James W. Walter, Chairman Emeritus and a Director of the Company, has a twenty percent (20%) interest, acquired a fifty percent (50%) interest in the operations of Booker & Company, Inc. ("Booker"), a wholesale distributor of building supplies and materials. In December 1996, Waltsons, Inc. sold all of its interest in the operations of Booker. Booker has been a supplier of various building supplies and materials to Dixie Building Supplies, Inc., a wholly owned subsidiary of the Company. Booker's sales of building supplies and materials to such subsidiary totaled $6.1 million and $5.7 million in 1997 and 1996, respectively. The Company believes that the terms of the transactions between the Company and Booker were at least as favorable to the Company as those that could have been obtained from unaffiliated third parties.

(f) Includes FAS 121 write-down of fixed assets of $120.4 million at two coal mines in the Natural Resources Group and write-off of goodwill of $22.9 million in the Industrial Products Group in 1996.

(g) Interest expense incurred by the Homebuilding and Financing segment and Corporate are as follows (in thousands):

                                                                       FOR THE YEARS ENDED MAY 31,
                                                                  -------------------------------------
                                                                     1998         1997         1996
                                                                  -----------  -----------  -----------
Homebuilding and Financing:.....................................
  Gross interest................................................  $   154,644  $   152,094  $   156,342
  Less: Intercompany interest income............................      (38,647)     (33,135)     (28,127)
                                                                  -----------  -----------  -----------
  Net interest..................................................      115,997      118,959      128,215
Corporate.......................................................       77,739       60,332       80,475
                                                                  -----------  -----------  -----------
                                                                  $   193,736  $   179,291  $   208,690
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------

    The corporate interest and other expenses are attributable to all groups, but cannot be reasonably allocated to specific groups.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Walter Industries, Inc.

    Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated July 14, 1998, appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Tampa, Florida
July 14, 1998

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEAR ENDED MAY 31, 1998

                                                                     ADDITIONS
                                                       BALANCE AT   CHARGED TO                                BALANCE
                                                        BEGINNING    COST AND     DEDUCTIONS     RECLASSI-    AT END
DESCRIPTION                                              OF YEAR     EXPENSES    FROM RESERVES   FICATIONS    OF YEAR
-----------------------------------------------------  -----------  -----------  -------------  -----------  ---------
                                                                               (IN THOUSANDS)
Reserve (provision for possible losses) deducted from
  instalment notes receivable........................   $  26,394    $   2,142     $   2,315(1)     --       $  26,221
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------
Reserve (provision for possible losses) deducted from
  trade receivables..................................   $   8,225    $  (1,466)    $    (374)       --       $   7,133
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------
Accrued workmen's compensation (2)...................   $   9,763    $   1,304     $     671(3)     --       $  10,396
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------
Black Lung reserve (2)...............................   $  13,942    $  --         $     232(3)     --       $  13,710
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------

------------------------

(1) Notes and accounts written off as uncollectible.

(2) Included in other long-term liabilities.

(3) Losses sustained.

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEAR ENDED MAY 31, 1997

                                                                     ADDITIONS
                                                       BALANCE AT   CHARGED TO                                BALANCE
                                                        BEGINNING    COST AND     DEDUCTIONS     RECLASSI-    AT END
DESCRIPTION                                              OF YEAR     EXPENSES    FROM RESERVES   FICATIONS    OF YEAR
-----------------------------------------------------  -----------  -----------  -------------  -----------  ---------
                                                                               (IN THOUSANDS)
Reserve (provision for possible losses) deducted from
  instalment notes receivable........................   $  26,138    $   2,861     $   2,605(1)     --       $  26,394
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------
Reserve (provision for possible losses) deducted from
  trade receivables..................................   $   8,180    $     479     $     434(1)     --       $   8,225
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------
Accrued workmen's compensation (2)...................   $   8,668    $   1,116     $      21(3)     --       $   9,763
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------
Black Lung reserve (2)...............................   $  14,225    $  --         $     283(3)     --       $  13,942
                                                       -----------  -----------       ------    -----------  ---------
                                                       -----------  -----------       ------    -----------  ---------

------------------------

(1) Notes and accounts written off as uncollectible.

(2) Included in other long-term liabilities.

(3) Losses sustained.

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEAR ENDED MAY 31, 1996

                                                                     ADDITIONS
                                                       BALANCE AT   CHARGED TO                              BALANCE
                                                        BEGINNING    COST AND     DEDUCTIONS    RECLASSI-   AT END
DESCRIPTION                                              OF YEAR     EXPENSES    FROM RESERVES  FICATIONS   OF YEAR
-----------------------------------------------------  -----------  -----------  -------------  ---------  ---------
                                                                              (IN THOUSANDS)
Reserve (provision for possible losses) deducted from
  instalment notes receivable........................   $  26,556    $   3,805     $   4,223(1)    --      $  26,138
                                                       -----------  -----------       ------    ---------  ---------
                                                       -----------  -----------       ------    ---------  ---------
Reserve (provision for possible losses) deducted from
  trade receivables..................................   $   7,998    $     562     $     380(1)    --      $   8,180
                                                       -----------  -----------       ------    ---------  ---------
                                                       -----------  -----------       ------    ---------  ---------
Accrued workmen's compensation (2)...................   $   4,500    $    (257)    $      75(3) $   4,500  $   8,668
                                                       -----------  -----------       ------    ---------  ---------
                                                       -----------  -----------       ------    ---------  ---------
Black Lung reserve (2)...............................   $  21,867    $  (3,000)    $     142(3) $  (4,500) $  14,225
                                                       -----------  -----------       ------    ---------  ---------
                                                       -----------  -----------       ------    ---------  ---------

------------------------

(1) Notes and accounts written off as uncollectible.

(2) Included in other long-term liabilities.

(3) Losses sustained.

                                 EXHIBIT INDEX

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1998

EXHIBIT NUMBER                                                      DESCRIPTION
---------------             --------------------------------------------------------------------------------------------

     2(a)(i)        --      Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)

     2(a)(ii)       --      Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and
                            certain of its subsidiaries, as filed in the Bankruptcy court on March 1, 1995 (2)

     2(a)(iii)      --      Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of
                            Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified (3)

     3(a)           --      Restated Certificate of Incorporation of the Company (3)

     3(b)           --      By-Laws of the Company (3)

    10(a)           --      Stockholder's Agreement (3)

    10(b)           --      Form of Common Stock Registration Rights Agreement (3)

    10(c)           --      Channel One Registration Rights Agreement (7)

    10(d)           --      Second Amended and Restated Veil Piercing Settlement Agreement (included as Exhibit 3A to
                            Exhibit 2(a)(i) (1)

    10(e)           --      Bank Credit Agreement (8)

    10(f)           --      Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnities parties thereto (5)

    10(g)           --      New Alabama Power Contract (4)(5)

    10(h)           --      Escrow Agreement, dated as of September 12, 1995, between the Company and Harris Trust and
                            Savings Bank, as Escrow Agent (7)

    10(i)           --      Walter Industries, Inc. Directors' Deferred Fee Plan (7)

    10(j)           --      1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (6)

    10(k)           --      Agreement, dated as of August 30, 1995, between the Company and James W. Walter (7)

    10(l)           --      Stock Purchase Agreement dated as of September 19, 1997 by and among the Stockholders of
                            Applied Industrial Materials corporation, Certain Stockholders of AIMCOR Enterprises
                            International, Inc. AIMCOR (Germany) Limited Partnership and AIMCOR (Luxembourg) Limited
                            Partnership, as first parties, and Walter Industries, Inc. as second party. (9)

    10(m)           --      $800 Million Credit Agreement by and among Walter Industries, Inc. as Borrower, NationsBank,
                            National Association, as Administrative Agent, Documentation Agent and Syndication Agent and
                            the Lenders Party hereto from time to time. (9)

                                 EXHIBIT INDEX

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1998

EXHIBIT NUMBER                                                      DESCRIPTION
---------------             --------------------------------------------------------------------------------------------
    10(n)           --      Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V.
                            Enterprise Funding Corporation and NationsBank N.A. and amendments thereto.(10)

    21              --      Subsidiaries of the Company

    23              --      Consent of PricewaterhouseCoopers LLP

    24              --      Powers of Attorney

    27              --      Financial Data Schedule

------------------------

(1) This Exhibit is incorporated by reference to the Application for Qualification of Indenture of Form T-3 filed by the Company with the Commission on February 6, 1995.

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

(10) This Exhibit is incorporated by reference to Form 10-K/A filed by the Company with the Commission on November 7, 1997.