Form 10-Q
period 1998-08-31
WALTER INDUSTRIES INC /NEW/
filed 1998-10-15
CIK 837173

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549


                                     FORM 10-Q


     /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 31, 1998

                                         or

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

There were 51,838,860 shares of common stock of the registrant outstanding at September 30, 1998.

                           PART I - FINANCIAL INFORMATION
                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                                 August 31,       May 31,
                                                                   1998            1998
                                                                (unaudited)      (audited)
                                                                -----------      ---------
ASSETS                                                                 (in thousands)
Cash and cash equivalents                                       $    47,955    $    54,709
Short-term investments, restricted                                  136,414        247,463
Marketable securities                                                40,334         39,064
Instalment notes receivable                                       4,215,093      4,238,745
   Less - Allowance for possible losses                             (26,049)       (26,221)
          Unearned time charges                                  (2,881,439)    (2,894,459)
Trade and other receivables, less allowance for possible
   losses of $7,136 and $7,133, respectively                        214,131        224,691
Inventories, at lower of cost (first in, first out
   or average) or market:
     Finished goods                                                 177,564        205,516
     Goods in process                                                33,836         36,876
     Raw materials and supplies                                      59,197         53,509
     Houses held for resale                                           3,493          3,153
Prepaid expenses                                                     13,472         12,156
Property, plant and equipment, at cost                            1,168,118      1,149,707
   Less - Accumulated depreciation and depletion                   (496,541)      (477,359)
Deferred income taxes                                                77,019         84,409
Investments and other long-term assets                               51,049         51,800
Unamortized debt expense                                             29,775         31,215
Goodwill, net                                                       517,187        527,696
                                                                -----------    -----------
                                                                $ 3,380,608    $ 3,562,670
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts                                                 $    23,633    $    24,867
Accounts payable                                                    122,430        145,476
Accrued expenses                                                    108,834        126,022
Income taxes payable                                                 61,784         60,098
Short-term notes payable                                             10,200          5,800
Long-term senior debt
   Mortgage-backed/asset-backed notes                             1,737,897      1,886,167
   Other senior debt                                                594,151        589,450
Accrued interest                                                     24,092         27,147
Accumulated postretirement benefits obligation                      287,644        283,708
Other long-term liabilities                                          55,053         54,848
Stockholders' equity

   Common stock - 200,000,000 authorized, $.01 par value
     Issued - 55,292,852 shares and 55,283,686 shares                   553            553
   Capital in excess of par value                                 1,169,213      1,169,052
   Retained earnings (accumulated deficit)                         (775,466)      (784,503)
   Cumulative foreign currency translation adjustment                    26            (52)
   Treasury stock - 2,570,592 and 1,398,092 shares, at cost         (35,524)       (21,841)
   Excess of additional pension liability over
     unrecognized prior years service cost                           (4,122)        (4,122)
   Net unrealized appreciation (depreciation)
     in marketable securities                                           210         -
                                                                -----------    -----------
Total stockholders' equity                                          354,890        359,087
                                                                -----------    -----------
                                                                $ 3,380,608    $ 3,562,670
                                                                ===========    ===========



             See accompanying Notes to Consolidated Financial Statements

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)


                                                                 For the three months ended
                                                                          August 31,
                                                                 --------------------------
                                                                     1998           1997
     (in thousands, except per share amounts)
Sales and revenues:
  Net sales                                                        $422,600       $334,878
  Time charges                                                       64,231         57,824
  Miscellaneous                                                       6,303          6,631
                                                                   --------       --------
                                                                    493,134        399,333
                                                                   --------       --------

Cost and expenses:
  Cost of sales                                                     348,528        260,483
  Depreciation and depletion                                         20,033         17,568
  Selling, general and administrative                                43,109         35,110
  Postretirement benefits                                             5,873          5,566
  Provision for possible losses                                          85            319
  Interest and amortization of debt expense                          47,485         44,863
  Amortization of goodwill                                           10,609          8,416
                                                                   --------       --------
                                                                    475,722        372,325
                                                                   --------       --------
                                                                     17,412         27,008
Income tax expense:
  Current                                                              (985)        (1,046)
  Deferred                                                           (7,390)       (11,897)
                                                                   --------       --------
Net income                                                         $  9,037       $ 14,065
                                                                   ========       ========

Net income per share:
  Basic                                                            $    .17       $    .26
                                                                   ========       ========

  Diluted                                                          $    .17       $    .26
                                                                   ========       ========



             See accompanying Notes to Consolidated Financial Statements

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (UNAUDITED)



                                                                       Retained       Accumulated
                                                                       Earnings        Other
                                                       Comprehensive (Accumulated  Comprehensive  Common    Capital in  Treasury
                                               Total       Income       Deficit)       Income     Stock       Excess      Stock
                                             --------  ------------- ------------  -------------  -------   ----------  ---------
Balance at May 31, 1998                      $359,087                  $(784,503)     $(4,174)     $553     $1,169,052  $(21,841)
Comprehensive income
  Net income                                    9,037      $9,037          9,037
  Other comprehensive income, net of tax
    Net unrealized appreciation in
     marketable securities                        210         210
    Foreign currency translation adjustment        78          78
                                                           ------
  Other comprehensive income                                  288                         288
                                                           ------
Comprehensive income                                       $9,325
                                                           ======
Stock issued from options exercises               161                                     161
Purchase of treasury stock                    (13,683)                                                                   (13,683)
                                             --------                  ---------      -------      ----     ----------  --------
Balance at August 31, 1998                   $354,890                  $(775,466)     $(3,886)     $553     $1,169,213  $(35,524)
                                             ========                  =========      =======      ====     ==========  ========



             See accompanying Notes to Consolidated Financial Statements

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                                           For the three months ended
                                                                                    August 31,
                                                                           --------------------------
                                                                               1998           1997
                                                                            ---------      ---------
OPERATING ACTIVITIES                                                            (in thousands)
  Net income                                                                $   9,037      $  14,065
  Charges to income not affecting cash:
   Depreciation and depletion                                                  20,033         17,568
   Provision for deferred income taxes                                          7,390         11,897
   Accumulated postretirement benefits obligation                               3,936          3,495
   Provision for other long-term liabilities                                      205           (379)
   Amortization of goodwill                                                    10,609          8,416
   Amortization of debt expense                                                 1,440          1,756
                                                                            ---------      ---------
                                                                               52,650         56,818
  Decrease (increase) in assets, net of effects from acquisition:
   Short-term investments, restricted                                         111,049         (9,798)
   Marketable securities                                                       (1,060)         2,634
   Instalment notes receivable, net (a)                                        10,460         (2,010)
   Trade and other notes and accounts receivable, net                          10,560         (8,287)
   Inventories                                                                 24,964         21,713
   Prepaid expenses                                                            (1,316)         2,735
  Increase (decrease) in liabilities, net of effects from acquisition:
   Book overdrafts                                                             (1,234)        (1,746)
   Accounts payable                                                           (23,046)       (15,095)
   Accrued expenses                                                           (17,188)       (20,463)
   Income taxes payable                                                         1,686            505
   Accrued interest                                                            (3,055)         3,125
                                                                            ---------      ---------
    Cash flows from operating activities                                      164,470         30,131
                                                                            ---------      ---------

INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of
   retirements and effects from acquisition                                   (19,262)       (18,686)
  Decrease (increase) in investments and other assets, net                        651           (142)
  Acquisition, net of cash acquired                                              -            (1,893)
                                                                            ---------      ---------
    Cash flows used in investing activities                                   (18,611)       (20,721)
                                                                            ---------      ---------

FINANCING ACTIVITIES
  Issuance of short-term notes payable and long-term senior debt               53,701        566,150
  Retirement of short-term notes payable and long-term senior debt           (192,870)      (550,018)
  Additions to unamortized debt expense                                          -           (12,124)
  Purchases of treasury stock                                                 (13,683)       (21,799)
  Exercise of employee stock options                                              161            318
                                                                            ---------      ---------
 Cash flows used in financing activities                                     (152,691)       (17,473)
                                                                            ---------      ---------

EFFECT OF EXCHANGE RATE ON CASH                                                    78           -
                                                                            ---------      ---------

Net decrease in cash and cash equivalents                                      (6,754)        (8,063)
Cash and cash equivalents at beginning of period                               54,709         35,782
                                                                            ---------      ---------
    Cash and cash equivalents at end of period                              $  47,955      $  27,719
                                                                            =========      =========


(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $40,944 and $43,662 and cash collections on account and payouts in advance of maturity of $51,404 and $41,652, respectively.


             See accompanying Notes to Consolidated Financial Statements

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AUGUST 31, 1998
                       (In Thousands, Except Per Share Data)

Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company") is a diversified holding company with five operating segments: Homebuilding and Financing, Water Transmission Products, Natural Resources, Industrial Products and Energy Services. Through its operating segments, the Company offers a diversified line of products and services primarily including home construction and financing, ductile iron pressure pipe, coal, methane gas, furnace and foundry coke, chemicals, slag fiber, aluminum foil and sheet products, petroleum coke and distribution and refinery outsourcing services. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. All of the August 31, 1998 and 1997 amounts are unaudited but in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been made. The results for the three months ended August 31, 1998 and 1997 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.


Note 2 - Acquisition of AIMCOR

On October 15, 1997, the Company completed the acquisition of AIMCOR, which, through its Carbon Group, is a leading international provider of products, and outsourcing services to the petroleum, steel, foundry and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $400.0 million, including direct acquisition costs of $4.8 million and is subject to certain indemnity obligations of the parties as required by the Stock Purchase Agreement. The acquisition was accounted for using the purchase method of accounting and had an effective date of September 30, 1997.


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

Restricted short-term investments at August 31, 1998 and May 31, 1998 include temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V and VI (the "Trust") ($121.5 million and $125.3 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, miscellaneous other segregated accounts restricted to specific uses ($14.9 million and $15.3 million, respectively) and certain funds held by Trust II that are in excess of the interest on the Trust II Mortgage-Backed Notes, but which were subject to retention at May 31, 1998 ($106.9 million). In June 1998, an agreement was reached with Financial Security Assurance, Inc. to release approximately $121.6 million of funds held by Trust II which were subject to retention at July 1, 1998. These funds were utilized to pay down Trust IV indebtedness.

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values which approximate cost. The net unrealized appreciation in marketable securities is shown as a separate component of stockholders' equity.


Note 4 - Instalment Notes Receivable and Mortgage-Backed/Asset-Backed Notes

Mid-State Trusts II, III, IV and VI are business trusts organized by Mid-State Homes, Inc. ("Mid-State Homes"), which owns all of the beneficial interest in Trusts III, IV and VI. Trust IV owns all of the beneficial interest in Trust
II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State Homes with the net proceeds from the issuance of mortgage or asset backed notes. The assets of Trusts II, III, IV and VI, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III, IV and VI for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries.

Mid-State Trust V ("Trust V"), a business trust in which Mid-State Homes holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State Homes for its current purchases of instalment notes and mortgages from Jim Walter Homes.

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding by trust are as follows (in thousands):



                                                              August 31, 1998
                                           -------------------------------------------------------
                                           Gross Balance      Economic Balance    Debt Outstanding
                                           -------------      ----------------    ----------------
     Trust II                                $  737,714          $  473,397          $  306,850
     Trust III                                  295,071             163,720              75,863
      Loan & Security Agreement                    -                   -                 80,300
     Trust IV                                 1,365,772             616,918             637,526
     Trust V                                    794,582             309,798             245,000
     Trust VI                                 1,018,493             409,293             392,358
     Unpledged                                    3,461               1,516               -
                                             ----------          ----------          ----------
       Total                                 $4,215,093          $1,974,642          $1,737,897
                                             ==========          ==========          ==========



Note 5 - Stockholders' Equity

As of August 31, 1998, the Company has repurchased 1,172,500 shares of its common stock under a share repurchase program authorized by its board of directors in July 1998. In September 1998, the Company's board of directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under the share repurchase program.


Note 6 - Earnings Per Share

In February 1997, Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("FAS 128"), was issued. FAS 128 became effective for both interim and annual periods ending after December 15, 1997 and required a restatement of previously reported earnings per share. Under FAS 128, "basic" earnings per share

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


replaced the reporting of "primary" earnings per share. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. "Fully diluted" earnings per share was replaced by "diluted" earnings per share under FAS 128. The calculation of diluted earnings per share is similar to that of fully diluted earnings per share under previous accounting pronouncements. Diluted earnings per share includes the number of shares issuable on the exercise of dilutive employee stock options less the number of shares of common stock that could have been purchased with the proceeds from the exercise of such options.

A reconciliation of the basic and diluted per share computations for the three months ended August 31, 1998 and 1997 are as follows (in thousands, except per share amounts):


                                                         Three Months Ended August 31,
                                                     -------------------------------------
                                                           1998                1997
                                                     -----------------   -----------------
                                                      Basic    Diluted    Basic    Diluted
                                                     -------   -------   -------   -------
Net income                                           $ 9,037   $ 9,037   $14,065   $14,065
                                                     =======   =======   =======   =======
Shares of common stock outstanding:
  Average number of common shares (a)                 53,458    53,458    54,134    54,134
  Effect of diluted securities:
   Stock options (b)(c)                                    -       404         -       715
                                                     -------   -------   -------   -------
  Average common shares and dilutive effect           53,458    53,862    54,134    54,849
                                                     =======   =======   =======   =======
Per share:
  Net income                                         $   .17   $   .17   $   .26   $   .26
                                                     =======   =======   =======   =======


(a) For the three months ended August 31, 1998 and 1997, includes 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include 2,570,592 and 1,395,992 shares, respectively, held in treasury.

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

(c) For the three months ended August 31, 1998 and 1997, does not include 717,500 and 329,000 shares respectively, subject to options because such options would have an anti-dilutive effect in such period.


Note 7 - Comprehensive Income

Effective in the first quarter ended August 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires that all items of comprehensive income be classified separately and the accumulated balance of comprehensive income be reported in the equity section of the financial statements. The adoption of FAS 130 did not have a material effect on the Company's financial condition.

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 8 - Segment Information

Information relating to the Company's operating segments is set forth below (in thousands):


                                                      Three months ended
                                                           August 31,
                                                    -----------------------
                                                      1998           1997
                                                    --------       --------
Sales and revenues:
  Homebuilding and Financing                        $111,850       $110,838
  Water Transmission Products                        120,720        108,859
  Natural Resources                                   87,710        101,629
  Industrial Products                                 84,841         77,663
  Energy Services                                     87,973           -
  Corporate                                               40            344
                                                    --------       --------
  Consolidated sales and revenues                   $493,134       $399,333
                                                    ========       ========
Operating income (a) :
  Homebuilding and Financing (b)                    $ 27,934       $ 19,687
  Water Transmission Products                          7,078          5,348
  Natural Resources                                   (3,356)        13,543
  Industrial Products                                  6,221          4,755
  Energy Services                                      3,544           -
                                                    --------       --------
  Operating income                                    41,421         43,333
  Less-General corporate expense (b)                  (2,004)        (1,717)
  Senior debt interest expense (b)                   (10,552)        (5,936)
  Intercompany interest expense (b)                  (11,453)        (8,672)
                                                    --------       --------
  Income before tax expense                           17,412         27,008
  Income tax expense                                  (8,375)       (12,943)
                                                    --------       --------
  Net income                                        $  9,037       $ 14,065
                                                    ========       ========


(a) - Operating income amounts are after deducting amortization of goodwill. A breakdown by segment is as follows (in thousands):


                                                      Three months ended
                                                           August 31,
                                                    -----------------------
                                                      1998           1997
                                                    --------       --------
     Homebuilding and Financing                      $ 6,899        $ 6,816
     Water Transmission Products                       3,079          3,081
     Natural Resources                                  (335)          (335)
     Industrial Products                                 162            161
     Energy Services                                   2,111           -
     Corporate                                        (1,307)        (1,307)
                                                     -------        -------
                                                     $10,609        $ 8,416
                                                     =======        =======


                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(b) - Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate is as follows (in thousands):


                                                      Three months ended
                                                           August 31,
                                                    -----------------------
                                                      1998           1997
                                                    --------       --------
      Homebuilding and Financing:
       Gross interest                               $ 36,933        $38,927
       Less: Intercompany interest income            (11,453)        (8,672)
                                                    --------        -------
       Net interest                                   25,480         30,255
      Corporate:
       Senior debt interest                           10,552          5,936
       Intercompany interest                          11,453          8,672
                                                    --------        -------
                                                    $ 47,485        $44,863
                                                    ========        =======


      The general corporate expense, senior debt interest expense and inter-company interest expense are attributable to all groups, but cannot be reasonably allocated to specific groups.



Note 9 - Subsequent Events

On October 1, 1998 the Company sold the window balance operations of JW Window Components, Inc. ("JWWC") to The Amesbury Group, Inc. ("Amesbury"), an affiliate
of The Laird Group plc, in an all cash transaction for $10 million.   The
business acquired by Amesbury consists of JWWC's block and tackle jambliner assembly plant in Sioux Falls, South Dakota together with the spiral balance business in Elizabethton, Tennessee and jambliner operations in Merrill, Wisconsin.

Effective October 1, 1998, Jim Walter Homes, Inc. the Company's homebuilding subsidiary acquired Texas-based builder Dream Homes, Inc. in an all cash transaction.

At May 31, 1998, the Company had forward-interest rate lock agreements which fixed the interest rate on a portion of asset-backed long-term debt anticipated
to be issued in October 1999.   The lock agreements in effect at May 31, 1998
were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and will be amortized to interest expense over the life of the asset-backed long-term debt anticipated to be issued in fiscal 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR") on October 15, 1997. AIMCOR is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States (see Note 2 of "Notes to Consolidated Financial Statements"). Sales and revenues and operating income for AIMCOR are reflected in the Company's new business segment, the Energy Services Group.


RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

Net sales and revenues for the three months ended August 31, 1998 were $93.8 million above the prior year period representing a 23.5% increase of which 22.0% was attributable to AIMCOR. In addition to the contribution from AIMCOR, the increase was the result of improved performances from all other operating segments except the Natural Resources Group.

Homebuilding and Financing Group sales and revenues were $1.0 million, or
 .9%, above the prior year period. This performance reflects a 4.8% increase in the average net selling price, from $47,700 in the 1997 period to $50,000 in 1998, which was more than offset by a decrease in the number of units sold, from 979 units in the 1997 period to 844 units in 1998. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Jim Walter Homes' backlog at August 31, 1998 was 2,143 units compared to 2,128 units at August 31, 1997. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $57.8 million in the 1997 period to $64.2 million in 1998. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.21% of the total instalment notes receivable in the 1998 period as compared to the prior year period of 2.74%. The allowance for possible losses as a percentage of net instalment notes receivable was approximately 2.0% for both periods, which reflects management's assessment of the amount necessary to provide against future loss in the portfolio. Operating income of $27.9 million (net of interest expense) was $8.2 million greater than the prior year period reflecting higher time charge income, the increase in the average net selling price per home sold, greater payoffs received in advance of maturity and lower interest expense in the 1998 period ($25.5 million) as compared to the prior year period ($30.3 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $11.9 million, or 10.9%, above the prior year period. The increase was the result of greater sales volumes for ductile iron pressure pipe, fittings, valves and hydrants, partially offset by lower selling prices for all of these products. Ductile iron pressure pipe shipments at 159,700 tons were 9.7%, greater than the prior year period. The order backlog at August 31, 1998 was 131,005 tons, which represents approximately three months shipments compared with 135,788 tons at August 31, 1997. Operating income of $7.1 million was $1.7 million above the prior year period. This performance was the result of the previously mentioned factors as well as improved gross profit margins.

Natural Resources Group sales and revenues were $13.9 million, or 13.7%, below the prior year period. The decrease was the result of reduced coal shipments due to unexpected geological problems in two of the Group's four coal mines, a five-week work stoppage in one mine early in the quarter and curtailed production resulting from scheduled mining equipment moves. A total of 1.82 million tons of coal was sold at an average selling price per ton of $43.07 in the current year period compared with 2.23 million tons at $42.25 in 1997. The increase in the average selling price was the result of a greater percentage of tonnage sold to Alabama Power Company at above market prices. Methane gas sales volumes were 2.2 billion cubic feet in the 1998 period versus 1.9 billion cubic feet in 1997. The average selling price per thousand cubic feet was $3.18 in the 1998 period versus $3.46 in 1997. Both periods include a monthly reservation fee of $.7 million. The Group's operating loss of $3.4 million was below the prior year period by $16.9 million. This performance was the result of lower coal shipments and methane gas selling prices combined with decreased coal productivity which contributed to greater production costs ($44.39 per ton in the 1998 period versus $35.46 in 1997), partially offset by the higher coal selling prices and methane gas sales volumes. Prior year results included a $4.0 million credit from settlement of an insurance claim relating to a production hoist accident at Blue Creek Mine No. 3 in fiscal 1993.

Industrial Products Group sales and revenues were $7.2 million, or 9.2%, greater than the prior year period. The improved performance was the result of increased shipments of aluminum foil and sheet products, furnace and foundry coke and slag fiber, partially offset by lower selling prices for aluminum foil and sheet products. Operating income of $6.2 million exceeded the prior year period by $1.5 million. The improved performance primarily resulted from sales increases and higher gross profit margins realized on aluminum foil and sheet products and furnace coke.

Cost of sales, exclusive of depreciation, of $348.5 million was 82.5% of net sales in the 1998 period versus $260.5 million and 77.8% in 1997. The percentage increase reflected lower gross profit margins realized on coal and methane gas.

Selling, general and administrative expenses of $43.1 million were 8.7% of net sales and revenues in the 1997 period versus $35.1 million and 8.8% in 1997.

Interest and amortization of debt expense was $47.5 million in the 1998 period versus $44.9 million in 1997 reflecting higher average outstanding debt balances primarily resulting from the AIMCOR acquisition, partially offset by lower interest rates. The average rate of interest in the 1998 period was 7.6% as compared to 8.2% in 1997. The prime rate of interest was 8.5% in both periods.

The Company's effective tax rate in the 1998 and 1997 periods differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amounts related to the AIMCOR acquisition), which is not deductible for tax purposes and percentage depletion.

The net income in the 1998 period was $9.0 million compared to net income of $14.1 million in the 1997 period reflecting all of the previously mentioned factors as well as the income contribution from the Energy Services Group.


Financial Condition

Since May 31, 1998, total debt decreased $139.2 million. Scheduled payments on the mortgage backed/asset backed notes amounted to $175.2 million. Scheduled retirements of other long-term debt amounted to $.3 million. Also, during the current three month period borrowings under the Mid-State Trust V Variable Funding Loan Agreement and the Credit Facilities totaled $27.0 million and $9.4 million, respectively.

At August 31, 1998 borrowings under the Credit Facilities totaled $600.2 million (including swingline advances of $10.2 million). The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At August 31, 1998 there were $24.1 million face amount of letters of credit outstanding thereunder.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the

Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including fixed charge coverage ratios and maximum leverage ratios. The borrowers are required to maintain a leverage ratio (the ratio of indebtedness to consolidated EBITDA (as defined in the Credit Facilities)) of not more than 3.75-to-1 for the measurement period commencing May 31, 1998 and ending May 30, 1999 and 3.25-to-1 thereafter. The borrowers' fixed charge coverage ratio (the ratio of (a) EBITDA minus capital expenditures to (b) the sum of all required principal payments on outstanding indebtedness, interest expense and dividends paid) is required to be at least 1.25-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) for the duration of the Credit Facilities. The Company was in compliance with these covenants at August 31, 1998.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at August 31, 1998.

The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State Homes to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State Homes is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at August 31, 1998.

Liquidity and Capital Resources

At August 31, 1998, cash and cash equivalents, net of book overdrafts, were approximately $24.3 million. Operating cash flows for the three months ended August 31, 1998 together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and the purchase of approximately 1.2 million shares of common stock during the quarter. In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under its stock repurchase program.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at August 31, 1998 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1999 will approximate $80.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to an additional 2.8 million shares of the Company's common stock.

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

The Company has established a Corporate Steering Committee (the "Committee") to coordinate solutions to Year 2000 issues for its information systems. The Committee includes a representative from each subsidiary as well as two members of the Company's Law Department, the Director of Information Technology and the Chief Financial Officer. Each subsidiary also has a steering committee consisting of the representative on the Committee and other members from all functional areas of the respective subsidiary. The Committee has identified systems and applications that require modification and has evaluated alternative solutions. The Committee also developed a Year 2000 Standard that was issued to all subsidiaries and must be followed for Year 2000 compliance. Status conference calls are held monthly and on-site progress reviews are held quarterly. The Company has two data centers which have installed Year 2000 compliant mainframe equipment, operating systems and system software. Separate virtual machines within a computer have been installed for the purpose of testing. Testing has already commenced on systems which have been converted.
In early calendar 1999, a detailed internal review will be conducted with each subsidiary to ascertain progress on supporting documentation, vendor compliance testing which includes responses from vendors to a questionnaire developed by the Committee regarding Year 2000 status, software conversion and testing and progress of contingency plans. Contingency plan guidelines have been developed by the Committee and provided to each subsidiary. On-site reviews of written contingency plans will be conducted throughout calendar 1999.

Based on information currently available, estimated Year 2000 costs of approximately $12.2 million are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, there is no assurance that it would not result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), was issued in June 1997 and became effective for annual periods beginning after December 15, 1997 (fiscal 1999 for the Company), but does not require compliance with interim reporting requirements until the second year of implementation. FAS 131 establishes standards for reporting information about operating segments in financial statements. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers.

In February 1998, Statement of Financial Accounting Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") was issued. FAS 132 becomes effective for fiscal years beginning after December 15, 1997 (fiscal 1999 for the Company). This statement revises employers' disclosures about pension and other postretirement benefit plans.

In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued. FAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 requires that all derivatives and hedging activities be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. Currently, the Company has no derivative instruments outstanding.

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

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          A substantial controversy exits with regard to federal income taxes allegedly owed by the Company. See "Note 7 - Income Taxes" of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  None

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




Date:  October 15, 1998
     ------------------