Form 10-Q/A
period 1998-08-31
WALTER INDUSTRIES INC /NEW/
filed 1998-10-16
CIK 837173

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549


                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

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
                                                                   ========       ========



             See accompanying Notes to Consolidated Financial Statements

                      WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (UNAUDITED)



                                                                       Retained       Accumulated
                                                                       Earnings        Other
                                                       Comprehensive (Accumulated  Comprehensive  Common    Capital in  Treasury
                                               Total       Income       Deficit)       Income     Stock       Excess      Stock
                                             --------  ------------- ------------  -------------  -------   ----------  ---------
Balance at May 31, 1998                      $359,087                  $(784,503)     $(4,174)     $553     $1,169,052  $(21,841)
Comprehensive income
  Net income                                    9,037      $9,037          9,037
  Other comprehensive income, net of tax
    Net unrealized appreciation in
     marketable securities                        210         210
    Foreign currency translation adjustment        78          78
                                              -------      ------
  Other comprehensive income, net of tax          288         288
                                                           ------
Comprehensive income                                       $9,325
                                                           ======
Stock issued from options exercises               161                                     161
Purchase of treasury stock                    (13,683)                                                                   (13,683)
                                             --------                  ---------      -------      ----     ----------  --------
Balance at August 31, 1998                   $354,890                  $(775,466)     $(3,886)     $553     $1,169,213  $(35,524)
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


             See accompanying Notes to Consolidated Financial Statements

                     WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AUGUST 31, 1998
                       (In Thousands, Except Per Share Data)

Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company") is a diversified holding company with five operating segments: Homebuilding and Financing, Water Transmission Products, Natural Resources, Industrial Products and Energy Services.
Through its operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, coal, methane gas, furnace and foundry coke, chemicals, slag fiber, aluminum foil and sheet products, petroleum coke and distribution and refinery outsourcing services. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. All of the August 31, 1998 and 1997 amounts are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been made. The results for the three months ended August 31, 1998 and 1997 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.

Note 2 - Acquisition of AIMCOR

On October 15, 1997, the Company completed the acquisition of AIMCOR, which, through its Carbon Group, is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $400.0 million, including direct acquisition costs of $4.8 million, and is subject to certain indemnity obligations of the parties as required by the Stock Purchase Agreement. The acquisition was accounted for using the purchase method of accounting and had an effective date of September 30, 1997.


Note 3 - Cash and Cash Equivalents, Restricted Short-Term Investments and Marketable Securities

Cash and cash equivalents include short-term deposits and highly liquid investments which have original maturities of three months or less and are stated at cost (which approximates market). The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as book overdrafts.

Restricted short-term investments at August 31, 1998 and May 31, 1998 include temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V and VI (the "Trust") ($121.5 million and $125.3 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, miscellaneous other segregated accounts restricted to specific uses ($14.9 million and $15.3 million, respectively), and certain funds held by Trust II that are in excess of the interest on the Trust II Mortgage-Backed Notes, but which were subject to retention at May 31, 1998 ($106.9 million). In June 1998, an agreement was reached with Financial Security Assurance, Inc. to release approximately $121.6 million of funds held by Trust II which were subject to retention at July 1, 1998. These funds were utilized to pay down Trust IV indebtedness.

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
                                             ==========          ==========          ==========



Note 5 - Stockholders' Equity

As of August 31, 1998, the Company had repurchased 1,172,500 shares of its common stock under a share repurchase program authorized by its board of directors in July 1998. In September 1998, the Company's board of directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under the share repurchase program.


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

Effective October 1, 1998, Jim Walter Homes, Inc., the Company's homebuilding subsidiary, acquired Texas-based builder Dream Homes, Inc. in an all cash transaction.

At May 31, 1998, the Company had forward-interest rate lock agreements which fixed the interest rate on a portion of asset-backed long-term debt anticipated
to be issued in October 1998.   The lock agreements in effect at May 31, 1998
were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and will be amortized to interest expense over the life of the asset-backed long-term debt anticipated to be issued in fiscal 1999.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

Net sales and revenues for the three months ended August 31, 1998 were $93.8 million above the prior year period, a 23.5% increase of which 22.0% was attributable to AIMCOR. In addition to the contribution from AIMCOR, the increase reflected improved performances from all other operating segments except the Natural Resources Group.

Homebuilding and Financing Group sales and revenues were $1.0 million, or
 .9%, above the prior year period. This performance reflects a 4.8% increase in the average net selling price, from $47,700 in the 1997 period to $50,000 in 1998, which was more than offset by a decrease in the number of units sold, from 979 units in the 1997 period to 844 units in 1998. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Jim Walter Homes' backlog at August 31, 1998 was 2,143 units compared to 2,128 units at August 31, 1997. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $57.8 million in the 1997 period to $64.2 million in 1998. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.21% of the total instalment notes receivable in the 1998 period as compared to the prior year period of 2.74%. The allowance for possible losses as a percentage of net instalment notes receivable was approximately 2.0% for both periods, which reflects management's assessment of the amount necessary to provide against future loss in the portfolio. Operating income of $27.9 million (net of interest expense) was $8.2 million greater than the prior year period, reflecting higher time charge income, the increase in the average net selling price per home sold, greater payoffs received in advance of maturity and lower interest expense in the 1998 period ($25.5 million) as compared to the prior year period ($30.3 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $11.9 million, or 10.9%, above the prior year period. The increase was the result of greater sales volumes for ductile iron pressure pipe, fittings, valves and hydrants, partially offset by lower selling prices for all of these products. Ductile iron pressure pipe shipments, at 159,700 tons, were 9.7% greater than the prior year period. The order backlog at August 31, 1998 was 131,005 tons, which represents approximately three months shipments, compared with 135,788 tons at August 31, 1997. Operating income of $7.1 million was $1.7 million above the prior year period. This performance was the result of the previously mentioned factors as well as improved gross profit margins.

Natural Resources Group sales and revenues were $13.9 million, or 13.7%, below the prior year period. The decrease was the result of reduced coal shipments due to unexpected geological problems in two of the Group's four coal mines, a five-week work stoppage in one mine early in the quarter and curtailed production resulting from scheduled mining equipment moves. A total of 1.82 million tons of coal was sold at an average selling price per ton of $43.07 in the current year period compared with 2.23 million tons at $42.25 in 1997. The increase in the average selling price was the result of a greater percentage of tonnage sold to Alabama Power Company at above-market prices. Methane gas sales volumes were 2.2 billion cubic feet in the 1998 period versus 1.9 billion cubic feet in 1997. The average selling price per thousand cubic feet was $3.18 in the 1998 period versus $3.46 in 1997. Both periods include a monthly reservation fee of $.7 million. The Group's operating loss of $3.4 million was below the prior year period by $16.9 million. This performance was the result of lower coal shipments and methane gas selling prices combined with decreased coal productivity which contributed to greater production costs ($44.39 per ton in the 1998 period versus $35.46 in 1997), partially offset by the higher coal selling prices and methane gas sales volumes. Prior year results included a $4.0 million credit from settlement of an insurance claim relating to a production hoist accident at Blue Creek Mine No. 3 in fiscal 1993.

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

Interest and amortization of debt expense was $47.5 million in the 1998 period versus $44.9 million in 1997, reflecting higher average outstanding debt balances primarily resulting from the AIMCOR acquisition, partially offset by lower interest rates. The average rate of interest in the 1998 period was 7.6% as compared to 8.2% in 1997. The prime rate of interest was 8.5% in both periods.

The Company's effective tax rate in the 1998 and 1997 periods differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amounts related to the AIMCOR acquisition), which is not deductible for tax purposes, and percentage depletion.

The net income in the 1998 period was $9.0 million compared to net income of $14.1 million in the 1997 period, reflecting all of the previously mentioned factors as well as the income contribution from the Energy Services Group.


Financial Condition

Since May 31, 1998, total debt decreased $139.2 million. Scheduled payments on the mortgage-backed/asset-backed notes amounted to $175.2 million. Scheduled retirements of other long-term debt amounted to $.3 million. Also, during the three month period ended August 31, 1998, borrowings under the Mid-State Trust V Variable Funding Loan Agreement and the Credit Facilities totaled $27.0 million and $9.4 million, respectively.

At August 31, 1998, borrowings under the Credit Facilities totaled $600.2 million (including swingline advances of $10.2 million). The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At August 31, 1998, there were $24.1 million face amount of letters of credit outstanding thereunder.

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

Liquidity and Capital Resources

At August 31, 1998, cash and cash equivalents, net of book overdrafts, were approximately $24.3 million. Operating cash flows for the three months ended August 31, 1998, together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and the purchase of approximately 1.2 million shares of common stock during the quarter. In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under its stock repurchase program.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at August 31, 1998 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the balance of the year ending May 31, 1999 will approximate $80.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that, under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to an additional 2.8 million shares of the Company's common stock.

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




Date:  October 16, 1998
     ------------------