Form 10-Q
period 1998-11-30
WALTER INDUSTRIES INC /NEW/
filed 1999-01-14
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


        /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

                                       or

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

There were 51,106,092 shares of common stock of the registrant outstanding at December 31, 1998.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              November 30,              May 31,
                                                                                  1998                   1998
                                                                               (unaudited)             (audited)
                                                                             --------------         ---------------
                                                                              (in thousands, except share amounts)
ASSETS
Cash and cash equivalents                                                    $      47,492        $         54,709
Short-term investments, restricted                                                 128,781                 247,463
Marketable securities                                                                5,899                  39,064
Instalment notes receivable                                                      4,200,531               4,238,745
   Less - Allowance for possible losses                                       (     25,934)         (       26,221)
          Unearned time charges                                               (  2,874,555)         (    2,894,459)
Trade and other receivables, less allowance for possible
   losses of $8,029 and $7,133, respectively                                       211,476                 224,691
Inventories, at lower of cost (first in, first out
   or average) or market:
     Finished goods                                                                173,114                 205,516
     Goods in process                                                               36,048                  36,876
     Raw materials and supplies                                                     47,182                  53,509
     Houses held for resale                                                          4,159                   3,153

Prepaid expenses                                                                    10,334                  12,156

Property, plant and equipment, at cost                                           1,168,043               1,149,707
   Less - Accumulated depreciation and depletion                              (    506,095)         (      477,359)
Deferred income taxes                                                               69,344                  84,409
Investments and other long-term assets                                              51,948                  51,800
Unamortized debt expense                                                            52,023                  31,215
Goodwill, net                                                                      514,619                 527,696
                                                                             -------------         ---------------
                                                                             $   3,314,409         $     3,562,670
                                                                             -------------         ---------------
                                                                             -------------         ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts                                                              $      23,224         $        24,867
Accounts payable                                                                   118,419                 145,476
Accrued expenses                                                                   110,847                 126,022
Income taxes payable                                                                50,237                  60,098
Short-term notes payable                                                              -                      5,800
Long-term senior debt:
   Mortgage-backed/asset-backed notes                                            1,715,833               1,886,167
   Other senior debt                                                               579,050                 589,450
Accrued interest                                                                    21,699                  27,147
Accumulated postretirement benefits obligation                                     291,327                 283,708
Other long-term liabilities                                                         53,250                  54,848

Stockholders' equity
   Common stock - 200,000,000 authorized, $.01 par value
     Issued - 55,300,851 and 55,283,686 shares                                         553                     553
   Capital in excess of par value                                                1,169,260               1,169,052
   Retained earnings (accumulated deficit)                                    (    755,731)        (       784,503)
   Cumulative foreign currency translation adjustment                                  244         (            52)
   Treasury stock - 4,053,092 and 1,398,092 shares, at cost                   (     59,989)        (        21,841)
   Excess of additional pension liability over
     unrecognized prior years service cost                                    (      4,122)        (        4,122)
   Net unrealized appreciation in marketable securities                                308                  -
                                                                             -------------        ----------------
Total stockholders' equity                                                         350,523                 359,087
                                                                             -------------         ---------------
                                                                             $   3,314,409         $     3,562,670
                                                                             -------------         ---------------
                                                                             -------------         ---------------


           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         For the three months ended
                                                                                November  30,
                                                              ------------------------------------------------
                                                                   1998                                1997
                                                              -------------                       ------------
                                                                  (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                                  $     445,490                      $    381,309
   Time charges                                                      60,941                            60,264
   Miscellaneous                                                      8,523                             6,496
                                                              -------------                      ------------
                                                                    514,954                           448,069
                                                              -------------                      ------------
Cost and expenses:
   Cost of sales                                                    361,495                           304,404
   Depreciation and depletion                                        21,543                            20,142
   Selling, general and administrative                               43,650                            40,459
   Postretirement benefits                                            5,844                             5,564
   Provision for possible losses                                         10                      (        931)
   Interest and amortization of debt expense                         46,020                            48,048
   Amortization of goodwill                                          10,614                             9,770
   Loss on sale of subsidiary                                         3,849                              -
                                                              -------------                      ------------
                                                                    493,025                           427,456
                                                              -------------                      ------------
                                                                     21,929                            20,613
Income tax expense:
   Current                                                     (        309)                     (        779)
   Deferred                                                    (      1,885)                     (      7,193)
                                                              -------------                      ------------
Income before extraordinary item                                     19,735                            12,641

Extraordinary item - loss on early extinguishment of
   debt (net of income tax benefit of $1,434)                          -                         (      2,663)
                                                              -------------                      ------------
Net income                                                    $      19,735                      $      9,978
                                                              -------------                      ------------
                                                              -------------                      ------------

Basic earnings per share:
   Income before extraordinary item                           $         .38                      $         .24
   Extraordinary item                                                  -                          (        .05)
                                                               ------------                      -------------
   Net income                                                 $         .38                      $         .19
                                                              -------------                      -------------
                                                              -------------                      -------------


Diluted earnings per share:
   Income before extraordinary item                           $         .38                      $         .23
   Extraordinary item                                                  -                          (        .05)
                                                              -------------                      -------------
   Net income                                                 $         .38                      $         .18
                                                              -------------                      -------------
                                                              -------------                      -------------

           See accompanying Notes to Consolidated Financial Statements


                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the six months ended
                                                                                November  30,
                                                              ------------------------------------------------
                                                                   1998                               1997
                                                              -------------                      -------------
                                                                   (in thousands except per share amounts)
Sales and revenues:
   Net sales                                                  $     868,090                      $     716,187
   Time charges                                                     125,172                            118,088
   Miscellaneous                                                     14,826                             13,127
                                                              -------------                       ------------
                                                                  1,008,088                            847,402
                                                              -------------                       ------------
Cost and expenses:
   Cost of sales                                                    710,023                            564,887
   Depreciation and depletion                                        41,576                             37,710
   Selling, general and administrative                               86,759                             75,569
   Postretirement benefits                                           11,717                             11,130
   Provision for possible losses                                         95                       (        612)
   Interest and amortization of debt expense                         93,505                             92,911
   Amortization of goodwill                                          21,223                             18,186
   Loss on sale of subsidiary                                         3,849                               -
                                                              -------------                       ------------
                                                                    968,747                            799,781
                                                              -------------                       ------------
                                                                     39,341                             47,621
Income tax expense:
   Current                                                     (      1,304)                      (      1,825)
   Deferred                                                    (      9,265)                      (     19,090)
                                                              -------------                      -------------
Income before extraordinary item                                     28,772                             26,706

Extraordinary item - Loss on early extinguishment of
   debt (net of income tax benefit of $1,434)                          -                          (      2,663)
                                                              --------------                     -------------
Net income                                                    $      28,772                      $      24,043
                                                              --------------                     -------------
                                                              --------------                     -------------
Basic earnings per share:
   Income before extraordinary item                           $         .55                      $         .50
   Extraordinary item                                                  -                          (        .05)
                                                              -------------                      -------------
   Net income                                                 $         .55                      $         .45
                                                              --------------                     -------------
                                                              --------------                     -------------

Diluted earnings per share:
   Income before extraordinary item                           $         .55                      $         .49
   Extraordinary item                                                  -                          (        .05)
                                                              --------------                     -------------
   Net income                                                 $         .55                      $         .44
                                                              --------------                     -------------
                                                              --------------                     -------------




           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                        Retained     Accumulated
                                                                        Earnings        Other
                                                        Comprehensive (Accumulated  Comprehensive   Common Capital in  Treasury
                                               Total       Income       Deficit)       Income        Stock   Excess      Stock
                                           -----------  ------------- ------------  -------------   ------ ----------  --------
Balance at May 31, 1998                     $ 359,087     $   -        $(784,503)     $(4,174)        $553 $1,169,052  $(21,841)
Comprehensive income
   Net income                                  28,772       28,772        28,772
   Other comprehensive income, net of tax:
     Net unrealized appreciation in
      marketable securities                       308          308
     Foreign currency translation adjustment      296          296
                                                         ---------
   Other comprehensive income                                  604                        604
                                                          --------
Comprehensive income                                      $ 29,376
                                                          --------
                                                          --------
Stock issued from options exercises               208                                                             208
Purchases of treasury stock                  ( 38,148)                                                                  (38,148)
                                           ----------                  ---------      -------        ----- ----------  ---------
Balance at November 30, 1998               $  350,523                  $(755,731)     $(3,570)       $ 553 $1,169,260  $(59,989)
                                           ----------                  ---------      -------        ----- ----------  ---------
                                           ----------                  ---------      -------        ----- ----------  ---------



           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the six months ended
                                                                                November 30,
                                                                ----------------------------------------------
                                                                     1998                             1997
                                                                -------------                    -------------
                                                                                (in thousands)
OPERATING ACTIVITIES
   Net income                                                   $      28,772                    $      24,043
   Charges to income not affecting cash:
   Depreciation and depletion                                          41,576                           37,710
   Provision for deferred income taxes                                  9,265                           19,090
   Accumulated postretirement benefits obligation                       7,619                            7,356
   Provision for other long-term liabilities                     (      1,598)                    (         84)
   Amortization of goodwill                                            21,223                           18,186
   Amortization of debt expense                                         2,892                            3,413
   Loss on sale of subsidiary                                    (      3,849)                            -
   Extraordinary item - Loss on early extinguishment of
    debt (net of income tax benefit)                                     -                               2,663
                                                                -------------                    -------------
                                                                      113,598                          112,377
   Decrease (increase) in assets, net of effects
     from acquisitions:
     Short-term investments, restricted                               118,682                     (     27,597)
     Marketable securities                                             33,165                            1,459
     Instalment notes receivable, net (a)                              18,023                     (         78)
     Trade and other notes and accounts receivables, net               11,519                           22,769
     Inventories                                                       30,341                            3,594
     Prepaid expenses                                                   1,223                     (      3,288)

   Increase (decrease) in liabilities, net of effects
     from acquisitions:
     Book overdrafts                                            (       1,643)                           1,932
     Accounts payable                                           (      27,042)                    (     15,857)
     Accrued expenses                                           (      17,559)                    (     15,333)
     Income taxes payable                                       (       3,957)                    (      1,898)
     Accrued interest                                           (       5,448)                           3,358
                                                                -------------                    -------------
       Cash flows from operating activities                           270,902                           81,438
                                                                -------------                    -------------

INVESTING ACTIVITIES
   Additions to property, plant and equipment,
      net of retirements                                        (      38,202)                    (     44,278)
   (Increase) decrease in investments and other assets, net     (         249)                           3,127
   Proceeds from sale of subsidiary                                    14,878                             -
   Acquisitions, net of cash acquired                           (       6,976)                    (    395,383)
                                                                -------------                    -------------
         Cash flows used in investing activities                (      30,549)                    (    436,534)
                                                               --------------                    -------------

FINANCING ACTIVITIES
   Issuance of short-term notes payable and long-term
     senior debt                                                      151,771                        1,318,221
   Retirement of short-term notes payable and
     long-term senior debt                                      (     338,305)                    (    919,672)
   Additions to unamortized debt expense                        (      23,700)                    (     18,574)
   Purchases of treasury stock                                  (      38,148)                    (     21,799)
   Exercise of employee stock options                                     208                              713
   Net unrealized appreciation in marketable securities                   308                             -
                                                               --------------                    -------------
     Cash flows (used in) from financing activities             (     247,866)                         358,889
                                                               --------------                    -------------

EFFECT OF EXCHANGE RATE ON CASH                                           296                             -
                                                               --------------                    -------------

Net (decrease) increase in cash and cash equivalents            (       7,217)                           3,793
Cash and cash equivalents at beginning of period                       54,709                           35,782
                                                               --------------                    -------------
Cash and cash equivalents at end of period                     $       47,492                    $      39,575
                                                               --------------                    -------------
                                                               --------------                    -------------

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $82,335 and $87,215 and cash collections on account and payouts in advance of maturity of $100,358 and $87,137, respectively.

           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


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

All of the November 30, 1998 and 1997 amounts are unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been made. The results for the three and six months ended November 30, 1998 and 1997 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Unless otherwise specified, accounting principles and capitalized terms used herein are as defined in the aforementioned Form 10-K.

Note 2 - Acquisitions and Divestitures

On October 1, 1998 the Company sold the assets of the window balance operations of JW Window Components, Inc. ("JWWC") in an all cash transaction for $9.9 million. On November 23, 1998, the Company sold the outstanding capital stock of JWWC, which comprised the roll form and screen products operations, in exchange for $5.0 million in cash. These transactions complete the Company's divestiture of JWWC. The Company recorded a pretax loss of $3,849 and a tax benefit of $10,528 on the sale of JWWC.

Effective October 1, 1998, Jim Walter Homes, Inc., the Company's homebuilding subsidiary, acquired Texas-based builder Dream Homes, Inc. in exchange for approximately $7.0 million in cash.

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

Note 3 - Restricted Short-Term Investments

Restricted short-term investments at November 30, 1998 and May 31, 1998 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V and VI (collectively the "Trusts") ($113.8 million and $125.3 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts,
(ii) miscellaneous other segregated accounts restricted to specific uses ($15.0 million and $15.3 million, respectively), and (iii) certain funds held by Trust II that are in excess of the interest on the Trust II Mortgage-Backed Notes, but which were subject to retention at May 31, 1998 ($106.9 million). In June 1998, an agreement was reached with Financial Security Assurance, Inc. to release approximately $121.6 million of funds held by Trust II which were subject to retention at July 1, 1998. These funds were utilized to pay down Trust IV indebtedness.


Note 4 - Instalment Notes Receivable and Mortgage Backed/Asset Backed Notes

Mid-State Trusts II, III, IV and VI are business trusts organized by Mid-State Homes, Inc. ("Mid-State Homes"), which owns all of the beneficial interest in Trusts III, IV and VI. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State Homes with the net proceeds from the issuance of mortgage or asset-backed notes. The assets of Trusts II, III, IV and VI, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III, IV and VI for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries.

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

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding by trust are as follows (in thousands):

                                                                                 November 30, 1998
                                                     -----------------------------------------------------------------------
                                                        Gross Balance            Economic Balance           Debt Outstanding
                                                     ----------------             ---------------           ----------------
         Trust II                                    $        694,445             $       446,715           $       290,700
         Trust III                                            281,665                     157,134                    66,090
          Loan & Security Agreement                             -                            -                       80,300
         Trust IV                                           1,315,167                     597,754                   614,264
         Trust V                                              914,529                     356,882                   284,000
         Trust VI                                             988,715                     399,742                   380,479
         Unpledged                                              6,010                       2,417                      -
                                                     ----------------             ---------------           ---------------
             Total                                   $      4,200,531             $     1,960,644           $     1,715,833
                                                     ----------------             ---------------           ---------------
                                                     ----------------             ---------------           ---------------


At May 31, 1998, the Company had forward-interest rate lock agreements which fixed the interest rates on a portion of asset-backed long-term debt anticipated to be issued in October 1998. The lock agreements in effect at May 31, 1998 were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and will be amortized to interest expense over the life of the Mid-State Trust VII Asset Backed Notes issued on December 10, 1998. See Note 9 - "Subsequent Event".

Note 5 - Stockholders' Equity

In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under the share repurchase program authorized in July 1998. Information relating to the Company's share repurchases under this program is set forth below (in thousands):


                                                       Shares        Amount
                                                       ------        ------
      Three months ended November 30, 1998             1,840         $24,465
                                                       -----         -------
                                                       -----         -------

      Six months ended November 30, 1998               2,665         $38,148
                                                       -----         -------
                                                       -----         -------

Note 6 - Earnings Per Share

A reconciliation of the basic and diluted per share computations for the three months and six months ended November 30, 1998 and 1997 are as follows (in thousands, except per share amounts):

                                                                              Three months ended November 30,
                                                            ---------------------------------------------------------------
                                                                        1998                               1997
                                                            ----------------------------        ---------------------------
                                                                Basic          Diluted             Basic          Diluted
                                                            -------------   ------------        ------------  -------------
Income before extraordinary item                            $      19,735  $      19,735       $      12,641    $    12,641
Extraordinary item                                                   -              -           (      2,663)    (    2,663)
                                                            -------------   ------------        ------------  -------------

Net income                                                  $      19,735  $      19,735       $       9,978    $     9,978
                                                            -------------   ------------        ------------  -------------
                                                            -------------   ------------        ------------  -------------

Shares of common stock outstanding:
   Average number of common shares (a)                             51,458         51,458              53,685         53,685
   Effect of diluted securities:
     Stock options (b)(c)                                            -                49                -               872
                                                            -------------   ------------        ------------  -------------
                                                                   51,458         51,507              53,685         54,557
                                                            -------------   ------------        ------------  -------------
                                                            -------------   ------------        ------------  -------------

Per share:
   Income before extraordinary item                         $         .38   $       .38         $        .24    $       .23
   Extraordinary item                                                -              -           (        .05)    (      .05)
                                                            -------------   ------------        ------------  -------------
   Net income                                               $         .38   $       .38                  .19            .18
                                                            -------------   ------------        ------------  -------------
                                                            -------------   ------------        ------------  -------------



(a) The three months ended November 30, 1998 and 1997 include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include 4,053,092 and 1,398,092 shares, respectively, held in treasury.

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

(c) For the three months ended November 30, 1998, does not include 2,246,302 shares subject to options because such options would have an anti-dilutive effect in such period.


                                                                               Six months ended November 30,
                                                            ---------------------------------------------------------------
                                                                        1998                               1997
                                                            ----------------------------        ---------------------------
                                                                Basic          Diluted             Basic          Diluted
                                                            -------------   ------------        ------------  -------------
Income before extraordinary item                            $      28,772  $      28,772       $      26,706  $      26,706
Extraordinary item                                                    -              -           (     2,663)       ( 2,663)
                                                            -------------  -------------       -------------  -------------

Net income                                                  $      28,772  $      28,772       $      24,043       $ 24,043
                                                            -------------  -------------       -------------  -------------
                                                            -------------  -------------       -------------  -------------

Shares of common stock outstanding:
   Average number of common shares (a)                             52,458         52,458              53,910         53,910
   Effect of diluted securities:
     Stock options (b)(c)                                            -               227                -               876
                                                            -------------  -------------       -------------  -------------
                                                                   52,458         52,685              53,910         54,786
                                                            -------------  -------------       -------------  -------------
                                                            -------------  -------------       -------------  -------------

Per share:
   Income before extraordinary item                         $         .55  $         .55       $         .50  $         .49
   Extraordinary item                                                -              -           (        .05)  (        .05)
                                                            -------------  -------------       -------------  -------------
   Net income                                               $         .55  $         .55       $         .45  $         .44
                                                            -------------  -------------       -------------  -------------
                                                            -------------  -------------       -------------  -------------


(a) The six months ended November 30, 1998 and 1997 include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include 4,053,092 and 1,398,092 shares held in treasury.

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

(c) For the six months ended November 30, 1998, does not include 954,501 shares subject to options because such options would have an anti-dilutive effect in such period.

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

Note 8 - Segment Information

Information relating to the Company's operating segments is set forth below (in thousands):

                                                                           Three months ended
                                                                                November 30,
                                                                ------------------------------------------
                                                                      1998                      1997
                                                                ----------------          ----------------
Sales and revenues:
   Homebuilding and Financing                                   $        112,339          $        113,725
   Water Transmission Products                                           130,121                   115,668
   Natural Resources                                                      92,026                    89,144
   Industrial Products                                                    81,494                    73,188
   Energy Services                                                        98,858                    56,395
   Corporate                                                                 116            (           51)
                                                                ----------------          ----------------
     Consolidated sales and revenues                            $        514,954          $        448,069
                                                                ----------------          ----------------
                                                                ----------------          ----------------

Operating income (a) :
   Homebuilding and Financing (b)                               $         28,959          $         23,224
   Water Transmission Products                                             8,558                     5,591
   Natural Resources                                                         561                     7,632
   Industrial Products                                                     2,758                     4,925
   Energy Services                                                         7,152                     1,941
                                                                ----------------          ----------------
     Operating income                                                     47,988                    43,313
   Less: General corporate expense (b)                           (         3,925)           (        3,975)
         Senior debt interest expense (b)                        (        10,610)           (        8,790)
         Intercompany interest expense (b)                       (        11,524)           (        9,935)
                                                                ----------------          ----------------
   Income before tax expense                                              21,929                    20,613
   Income tax expense                                            (         2,194)           (        7,972)
                                                                ----------------          ----------------
     Income before extraordinary item                           $         19,735          $         12,641
                                                                ----------------          ----------------
                                                                ----------------          ----------------


(a) - Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill by segment is as follows (in thousands):

                                                                           Three months ended
                                                                                November 30,
                                                                ------------------------------------------
                                                                      1998                      1997
                                                                ----------------          ----------------

         Homebuilding and Financing                             $          6,647          $          6,762
         Water Transmission Products                                       3,045                     3,046
         Natural Resources                                       (           331)           (          332)
         Industrial Products                                                 157                       159
         Energy Services                                                   2,391                     1,429
         Corporate                                               (         1,295)           (        1,294)
                                                                ----------------          ----------------
                                                                $         10,614          $          9,770
                                                                ----------------          ----------------
                                                                ----------------          ----------------


   (b) - Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate is as follows (in thousands):

                                                                           Three months ended
                                                                                November 30,
                                                                ------------------------------------------
                                                                      1998                      1997
                                                                ----------------          ----------------
         Homebuilding and Financing:
           Gross interest                                       $         35,410          $         39,258
           Less: Intercompany interest income                    (        11,524)           (        9,935)
                                                                ----------------          ----------------
           Net interest                                                   23,886                    29,323
         Corporate:
           Senior debt interest                                           10,610                     8,790
           Intercompany interest                                          11,524                     9,935
                                                                ----------------          ----------------
                                                                $         46,020          $         48,048
                                                                ----------------          ----------------
                                                                ----------------          ----------------

         The general corporate expense, senior debt interest expense and intercompany interest expense are attributable to all operating segments, but cannot be reasonably allocated to specific segments.

                                                                             Six months ended
                                                                                November 30,
                                                                ------------------------------------------
                                                                      1998                      1997
                                                                ----------------          ----------------
Sales and revenues:
   Homebuilding and Financing                                   $        224,189          $        224,563
   Water Transmission Products                                           250,841                   224,527
   Natural Resources                                                     179,736                   190,773
   Industrial Products                                                   166,335                   150,851
   Energy Services                                                       186,831                    56,395
   Corporate                                                                 156                       293
                                                                ----------------          ----------------
     Consolidated sales and revenues                            $      1,008,088          $        847,402
                                                                ----------------          ----------------
                                                                ----------------          ----------------

Operating income (a) :
   Homebuilding and Financing (b)                               $         56,893          $         42,911
   Water Transmission Products                                            15,636                    10,939
   Natural Resources                                             (         2,795)                   21,175
   Industrial Products                                                     8,979                     9,680
   Energy Services                                                        10,696                     1,941
                                                                ----------------          ----------------
     Operating income                                                     89,409                    86,646
   Less: General corporate expense (b)                           (         5,929)           (        5,692)
         Senior debt interest expense (b)                        (        21,162)           (       14,726)
         Intercompany interest expense (b)                       (        22,977)           (       18,607)
                                                                ----------------          ----------------
   Income before tax expense                                              39,341                    47,621
   Income tax expense                                            (        10,569)           (       20,915)
                                                                ----------------          ----------------
     Income before extraordinary item                           $         28,772          $         26,706
                                                                ----------------          ----------------
                                                                ----------------          ----------------


(a) - Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill by segment is as follows (in thousands):

                                                                             Six months ended
                                                                                November 30,
                                                                ------------------------------------------
                                                                      1998                      1997
                                                                ----------------          ----------------

         Homebuilding and Financing                             $         13,546          $         13,578
         Water Transmission Products                                       6,124                     6,127
         Natural Resources                                       (           666)           (          667)
         Industrial Products                                                 319                       320
         Energy Services                                                   4,502                     1,429
         Corporate                                               (         2,602)           (        2,601)
                                                                ----------------          ----------------
                                                                $         21,223          $         18,186
                                                                ----------------          ----------------
                                                                ----------------          ----------------


   (b) - Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate is as follows (in thousands):

                                                                             Six months ended
                                                                                November 30,
                                                                ------------------------------------------
                                                                      1998                      1997
                                                                ----------------          ----------------

         Homebuilding and Financing:
           Gross interest                                       $         72,343          $         78,185
           Less: Intercompany interest income                    (        22,977)           (       18,607)
                                                                ----------------          ----------------
           Net interest                                                   49,366                    59,578
         Corporate:
           Senior debt interest                                           21,162                    14,726
           Intercompany interest                                          22,977                    18,607
                                                                ----------------          ----------------
                                                                $         93,505          $         92,911
                                                                ----------------          ----------------
                                                                ----------------          ----------------

         The general corporate expense, senior debt interest expense and intercompany interest expense are attributable to all operating segments, but cannot be reasonably allocated to specific segments.


Note 9 - Subsequent Event

On December 10, 1998, Mid-State Homes purchased from Trust V instalment notes having a gross amount of $858.7 million and an economic balance of $335.3 million. Mid-State Homes subsequently sold these notes to Mid-State Trust VII (Trust VII), a business trust organized by Mid-State Homes, which owns all of the beneficial interest in Trust VII. These sales were in exchange for the net proceeds from the public issuance of $313.5 million of Asset Backed Notes by Trust VII. The notes were issued in a single class and bear interest at 6.34% payable quarterly beginning March 15, 1999. The notes have a final maturity of December 15, 2036. The $313.5 million in proceeds were primarily used to repay related asset-backed borrowings of $284.0 million under the Mid-State Trust V warehouse facility. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc., which owned 2.8 million shares of the Company's common stock at November 30, 1998, served as an underwriter in connection with the public issuance of the Trust VII Asset Backed Notes and received underwriting commissions and fees of $1.3 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR") on October 15, 1997. AIMCOR is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States (see Note 2 of "Notes to Consolidated Financial Statements"). Sales and revenues and operating income for AIMCOR are reflected in the Company's business segment, the Energy Services Group.


RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

Net sales and revenues for the three months ended November 30, 1998 were $66.9 million above the prior year period, a 14.9% increase of which 9.5% was attributable to AIMCOR. In addition to the contribution from AIMCOR, the increase was the result of improved performances from all other operating segments except the Homebuilding and Financing Group.

Cost of sales, exclusive of depreciation, of $361.5 million was 81.1% of net sales in the 1998 period versus $304.4 million and 79.8% in 1997. The percentage increase reflected lower gross profit margins realized on coal and methane gas.

Selling, general and administrative expenses of $43.7 million were 8.5% of net sales and revenues in the 1998 period compared to $40.5 million and 9.0% in 1997.

Interest and amortization of debt expense was $46.0 million in the 1998 period versus $48.0 million in 1997 as a result of lower interest rates offset by slightly higher average outstanding debt balances primarily resulting from the AIMCOR acquisition. The average rate of interest in the 1998 period was 7.52% as compared to 8.20% in 1997. The average prime rate of interest was 8.17% and 8.50% in the 1998 and 1997 periods, respectively.

The Company's effective tax rate in the 1998 and 1997 periods differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amounts related to the AIMCOR acquisition), which is not deductible for tax purposes and percentage depletion. Additionally, in the 1998 period, the Company's effective tax rate differed from the statutory rate as a result of a $10.5 million non-recurring tax benefit recognized on the sale of JW Window Components, Inc. (JWWC), the Company's window components operation.

Net income in the 1998 period was $19.7 million, including an after tax gain of $6.7 million from the sale of JWWC. This compared to net income of $10.0 million in the 1997 period, which included a $2.7 million extraordinary loss from the write-off of unamortized debt expense related to the refinancing of bank credit facilities in conjunction with the Company's October 1997 acquisition of AIMCOR. The increase in earnings adjusted for these non-recurring items approximates $0.3 million, which reflects all of the factors mentioned below in the segment analysis. The Company's basic earnings per share increased 100% to $0.38 compared to last year's earnings per share of $0.19.

Segment Analysis:

Homebuilding and Financing Group sales and revenues were $112.3 million, or 1.2%, below the prior year period. This performance reflects a 7.3% increase in the average net selling price, from $48,100 in the 1997 period to $51,600 in 1998, which was more than offset by a decrease in the number of units sold, from 978 units in the 1997 period to 888 units in 1998. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by Jim Walter Homes. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $60.3 million in the 1997 period to $60.9 million in 1998. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.46% of the total instalment notes receivable in the 1998 period compared to 2.94% in the prior year period. The allowance for possible losses as a percentage of net instalment notes receivable was approximately 2.0% for both periods, which reflects management's assessment of the amount necessary to provide against future loss in the portfolio. Jim Walter Homes' backlog at November 30, 1998 was 2,404 units compared to 2,041 units at November 30, 1997. Operating income of $29.0 million (net of interest expense) was $5.7 million greater than the prior year period, reflecting the increase in the average net selling price per home sold, higher time charge income, an improved homebuilding gross profit margin and lower interest expense in the 1998 period ($23.9 million) as compared to the prior year period ($29.3 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $130.1 million, or 12.5%, above the prior year period. The increase was the result of greater sales volumes for ductile iron pressure pipe, fittings, valves and hydrants, partially offset by lower selling prices for all of these products. Ductile iron pressure pipe shipments of 167,000 tons were 10% greater than in the prior year period. The order backlog at November 30, 1998 was 116,614 tons, which represents approximately three months shipments, compared with 117,510 tons at November 30, 1997. Operating income of $8.6 million was $3.0 million above the prior year period. This performance was the result of the previously mentioned increase in sales and revenues and higher gross profit margins realized due to lower raw material costs (primarily scrap iron) and improved operating efficiencies.

Natural Resources Group sales and revenues were $92.0 million, or 3.2%, above the prior year period due to increased coal and methane gas shipments, partially offset by lower selling prices. A total of 1.97 million tons of coal was sold at an average selling price per ton of $41.83 in the current year period compared with 1.81 million tons at $43.50 in 1997. The decrease in the average selling price was the result of lower price realizations on shipments to Alabama Power and the worldwide metallurgical market. Methane gas sales volumes were 2.4 billion cubic feet in the 1998 period versus 2.2 billion cubic feet in 1997. The average selling price of methane gas per thousand cubic feet was $2.90 in the 1998 period versus $4.27 in 1997. Both periods include a monthly reservation fee of $.7 million. The Group's operating income of $0.6 million was below the prior year period by $7.0 million. This performance was the result of higher production costs ($38.56 per ton in the 1998 period versus $37.13 in 1997) attributable to continued geological problems at two of the Groups four mines, coupled with lower selling prices for coal and methane gas, and partially offset by higher methane gas and coal sales volumes.

Industrial Products Group sales and revenues were $81.5 million, or 11.3%, greater than the prior year period. The improved performance was the result of increased shipments of aluminum foil and sheet products, foundry coke and metal building and foundry products, coupled with higher selling prices for furnace and foundry coke, and partially offset by lower sales volumes for furnace coke and slag fiber and lower selling prices for aluminum foil and sheet products. Operating income of $2.8 million was below the prior year period by $2.2 million. This performance resulted from the pre-tax loss on the sale of JWWC, partially offset by the sales increases and higher gross profit margins realized on aluminum foil and sheet products and foundry coke.

SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997

Net sales and revenues for the six months ended November 30, 1998 were $160.7 million above the prior year period, representing a 19.0% increase of which 15.4% was attributable to AIMCOR. In addition to the contribution from AIMCOR, the increase was the result of improved performances from Water Transmission Products and Industrial Products.

Cost of sales, exclusive of depreciation, of $710.0 million was 81.8% of net sales in the 1998 period versus $564.9 million and 78.9% in 1997. The percentage increase reflected lower gross profit margins realized on coal and methane gas.

Selling, general and administrative expenses of $86.8 million were 8.6% of net sales and revenues in the 1998 period versus $75.6 million and 8.9% in 1997.

Interest and amortization of debt expense was $93.5 million in the 1998 period versus $92.9 million in 1997 reflecting higher average outstanding debt balances primarily resulting from the AIMCOR acquisition, partially offset by lower interest rates. The average rate of interest in the 1998 period was 7.53% as compared to 8.17% in 1997. The average prime rate of interest was 8.33% and 8.50% in the 1998 and 1997 periods, respectively.

The Company's effective tax rate in the 1997 period differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amounts related to the AIMCOR acquisition), which is not deductible for tax purposes and percentage depletion. Additionally, in the 1998 period, the Company's effective tax rate differed from the statutory rate as a result of a $10.5 million non-recurring tax benefit recognized on the sale of JWWC.

Net income in the 1998 period was $28.8 million including an after-tax gain of $6.7 million from the sale of JWWC. This compared to net income of $24.0 million in the 1997 period, which included a $2.7 million extraordinary loss from the write-off of unamortized debt expense related to the refinancing of bank credit facilities in conjunction with the Company's October 1997 acquisition of AIMCOR. The decrease in earnings adjusted for these non-recurring items approximates $4.6 million which reflects all of the factors mentioned below in the segment analysis. The Company's basic earnings per share increased 22% to $0.55 compared to $0.45 for the six months ended November 30, 1997.

Segment Analysis:

Homebuilding and Financing Group sales and revenues were $224.2 million, or
 .2%, below the prior year period. This performance reflects a 6.3% increase in the average net selling price, from $47,900 in the 1997 period to $50,900 in 1998, which was more than offset by a decrease in the number of units sold, from 1,957 units in the 1997 period to 1,732 units in 1998. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by Jim Walter Homes. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $118.1 million in the 1997 period to $125.2 million in 1998. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $56.9 million (net of interest expense) was $14.0 million greater than the prior year period, reflecting higher time charge income, the increase in the average net selling price per home sold, an improved homebuilding gross profit margin and lower interest expense in the 1998 period ($49.4 million) compared to the prior year period ($59.6 million), partially offset by the decrease in the number of homes sold.

Water Transmission Products Group sales and revenues were $250.8 million, or 11.7%, above the prior year period. The increase was the result of greater sales volumes for ductile iron pressure pipe, fittings, valves and hydrants, partially offset by lower selling prices for all of these products. Ductile iron pressure pipe shipments of 326,000 tons were 10% greater than the prior year period. Operating income of $15.6 million was $4.7 million above the prior year period. This performance was the result of the previously mentioned increase in sales and revenues and improved gross profit margins realized due to lower raw material costs (primarily scrap iron) and improved operating efficiencies.

Natural Resources Group sales and revenues were $179.7 million, or 5.8%, below the prior year period. The decrease was the result of reduced coal shipments due to unexpected geological problems in two of the Group's four coal mines, a five-week work stoppage in one mine early in the first quarter and curtailed production resulting from scheduled mining equipment moves. A total of 3.80 million tons of coal were sold at an average selling price per ton of $42.42 in the current year period compared with 4.04 million tons at $42.81 in 1997. The decrease in the average selling price was the result of lower price realizations on shipments to Alabama Power and the worldwide metallurgical market. Methane gas sales volumes were 4.6 billion cubic feet in the 1998 period versus 4.1 billion cubic feet in 1997. The average selling price per thousand cubic feet was $3.03 in the 1998 period versus $3.89 in 1997. Both periods include a monthly reservation fee of $.7 million. The Group's operating loss of $2.8 million was below the prior year period by $24.0 million. This performance was the result of lower shipments and selling prices for coal and methane gas, coupled with higher production costs ($40.96 per ton in the 1998 period versus $36.31 in 1997) attributable to the previously mentioned geological problems at two of the Company's four mines. Prior year results included a $4.0 million credit from settlement of an insurance claim relating to a production hoist accident at Blue Creek Mine No. 3 in fiscal 1993.

Industrial Products Group sales and revenues were $166.3 million, or 10.3%, greater than the prior year period. The improved performance was the result of increased shipments of aluminum foil and sheet products, furnace coke, and metal building and foundry products, coupled with improved selling prices for furnace and foundry coke and slag fiber, partially offset by lower selling prices for aluminum foil and sheet products. Operating income of $9.0 million was below the prior year period by $.7 million. This performance resulted from the pre-tax loss on the sale of JWWC, partially offset by sales increases and higher gross profit margins realized on aluminum foil and sheet products, foundry coke and metal building and foundry products.

FINANCIAL CONDITION

Since May 31, 1998, total debt decreased $186.5 million. Scheduled payments on the mortgage-backed/asset-backed notes amounted to $114.7 million. In addition, $121.6 million of funds held by Trust II, which were subject to retention at July 1, 1998, were utilized to pay down Trust IV indebtedness, pursuant to an agreement reached with Financial Security Assurance, Inc. Scheduled retirements of other long-term debt amounted to $25.4 million. Also, during the current six month period, net borrowings under the Mid-State Trust V Variable Funding Loan Agreement and the Credit Facilities totaled $66.0 million and $9.2 million, respectively.

Borrowings under the Credit Facilities totaled $575.0 million at November 30, 1998. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. There were $25.2 million face amount of letters of credit outstanding thereunder as of November 30, 1998.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including fixed charge coverage ratios and maximum leverage ratios. The borrowers are required to maintain a leverage ratio (the ratio of indebtedness to consolidated EBITDA (as defined in the Credit Facilities)) of not more than 3.75-to-1 for the measurement period commencing May 31, 1998 and ending May 30, 1999 and 3.25-to-1 thereafter. The borrowers' fixed charge coverage ratio (the ratio of (a) EBITDA minus capital expenditures to (b) the sum of all required principal payments on outstanding indebtedness, interest expense and dividends paid) is required to be at least 1-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) ended November 30, 1998 and February 28, 1999 and at least 1.25-to-1 at the end of each four quarter period for the duration of the Credit Facilities. The Company was in compliance with these covenants at November 30, 1998.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at November 30, 1998.

The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State Homes to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State Homes is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at November 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, net of book overdrafts, were approximately $24.3 million at November 30, 1998. Operating cash flows for the six months ended November 30, 1998, together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances, were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and the purchases of approximately 2.7 million shares of common stock during the six months ended November 30, 1998. In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under its stock repurchase program.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at November 30, 1998 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the remaining six months of the fiscal year ending May 31, 1999 will approximate $60.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to an additional 1.3 million shares of the Company's common stock, the amount remaining at November 30, 1998 under the current authorization.

YEAR 2000

Introduction

The Company is currently working to resolve the potential impact of the Year 2000 ("Y2K") on the processing of date-sensitive information by the Company's computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The problems created by using abbreviated dates appear in hardware (such as microchips), operating systems and other software programs. The Company's Y2K compliance project is intended to determine the readiness of the Company's business for the year 2000. The Company defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

Description of Areas of Impact and Risk

The Company has identified three areas where the Y2K problem creates risk to the Company. These areas are : a) internal Information Technology ("IT") systems;
b) non-IT systems with embedded chip technology; and c) system capabilities of third party businesses with relationships with the Company, including product suppliers, customers, service providers (such as telephone, power, logistics, financial services) and other businesses whose failure to be Y2K compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

Plan to Address Year 2000 Compliance

The Company has established a Corporate Steering Committee (the "Committee") to coordinate solutions to Y2K issues for its information systems. The Committee includes a representative from each subsidiary as well as a member of the Company's Law Department, the Director of Information Technology and the Chief Financial Officer. Each subsidiary also has a steering committee consisting of the representative on the Committee and other members from all functional areas of the respective subsidiary. The Committee has identified systems and applications that require modification and has evaluated alternative solutions. The Committee also developed a Y2K Standard that was issued to all subsidiaries and must be followed for Y2K compliance. Status conference calls are held monthly and on-site progress reviews are held quarterly. The Company has two data centers which have installed Y2K compliant mainframe equipment, operating systems and system software. Separate virtual machines within a computer have been installed for the purpose of testing. In early calendar 1999, a detailed internal review will be conducted with each subsidiary to ascertain progress on supporting documentation, vendor compliance testing which includes responses from vendors to a questionnaire developed by the Committee regarding Y2K status, software conversion and testing and progress to contingency plans.

State of Readiness

IT Systems - The initial inventory and prioritization process for the Company's IT systems has been completed. The Company's current focus in this area is on remediation and testing. Approximately 30% of all identified IT system business components have been deemed compliant as of December 31, 1998. Coding changes for all legacy systems have been completed and the testing phase is in process. The Y2K test environment is fully functional. Compliance testing will continue through 1999 and will be completed in a phase approach beginning with the financial systems in June 1999. Personal computer and other hardware upgrades are 85% complete with the remainder on order.

Non-IT systems - Non-IT systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, conveyors, and other items containing a microprocessor or internal clock. The plan utilized by the Company for analysis of the IT systems is also being used for non-IT systems. The Company currently plans to complete the Y2K compliance program for all material non-IT systems by November 1999.

Material Third Parties - The Company has created an inventory of what it believes to be all material third parties with whom the Company has a business relationship in the United States Y2K readiness surveys were sent to these third parties beginning in January 1998. The Company is currently reviewing the responses to these surveys to determine the Y2K readiness of these third parties. For those critical third party suppliers, service providers and customers that fail to respond to the Company's survey, the Company intends to pursue alternative means of obtaining Y2K readiness information, such as review of publicly available information published by such third parties. The Company also plans to implement this same approach to third party Y2K readiness at the Company's foreign subsidiaries. The Company plans to continue to review its third party relationships throughout the Y2K compliance program to ensure all material third party relationships are addressed.

Contingency Planning and Risks

Contingency plan guidelines have been developed by the Committee and provided to each subsidiary. Contingency plans are currently being prepared at all subsidiaries. On-site reviews of written contingency plans will be conducted throughout calendar 1999. While the Company believes that its approach to Y2K readiness is sound, it is possible that some business components may not be identified in the inventory, or that the scanning or testing process may not result in analysis and remediation of all source code. The Company will assume a third party is not Y2K ready if no Y2K verification is obtained.
The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by the internal system or by the failure of third party providers to be Y2K ready to the extent possible.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition.

Cost of Project

The overall cost of the Company's Y2K compliance effort is estimated to be approximately $12.2 million based on information currently available.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union commenced conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro will be established and the euro will become the common legal currency of the participating countries on this date. The euro will then trade on currency exchanges and will be available for non-cash transactions. The participants will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt at this time. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002, completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer will control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

The Company has established a plan to address the issues raised by the euro conversion. These issues include, but are not limited to: the competitive impact created by cross-border price transparency; the need for the company and its business partners to adapt IT and non-IT systems to accommodate euro-denominated transactions; and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, Statement of Financial Accounting Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") was issued. FAS 132 becomes effective for fiscal years beginning after December 15, 1997 (fiscal 1999 for the Company). This statement revises employers' disclosures about pension and other postretirement benefit plans.

The Company believes that the adoption of the above standard will not materially affect its financial performance or reporting.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held October 8, 1998, the following proposals were approved:

                                                                       Affirmative            Negative                 Votes
                                                                           Votes                Votes                 Withheld
                                                                           -----                -----                 --------

(1)      Proposal to elect nine members to the
         Board of Directors to serve for the
         ensuing year                                                   50,180,039            292,870                    -

(2)      Proposal to approve the amendment and
         restatement of the Company's Restated
         Certificate of Incorporation                                   40,003,656             31,984               10,437,269

(3)      Proposal to ratify the appointment of PricewaterhouseCoopers
         LLP as independent certified public accountants
         for the fiscal year ending May 31, 1999                        50,456,642              6,111                   10,156

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 3(i) - Amended and Restated Certificate of
                              Incorporation of Walter Industries, Inc.

          (b)  Exhibit 27   - Financial Data Schedule

          (c)  Exhibit 99   - Amendment Agreement No. 4 to Credit Agreement

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WALTER INDUSTRIES, INC.





/s/ D. M. Fjelstul                     /s/ F. A. Hult
--------------------------------       -----------------------------------
D. M. Fjelstul                         F. A. Hult
Senior Vice President and              Vice President, Controller and
Principal Financial Officer            Principal Accounting Officer




Date:   January 14, 1999