Form 10-Q
period 1999-02-28
WALTER INDUSTRIES INC /NEW/
filed 1999-04-14
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-20537

                             WALTER INDUSTRIES, INC.

     Incorporated in Delaware       IRS Employer Identification No. 13-3429953

                   1500 North Dale Mabry, Tampa, Florida 33607

                          Telephone Number 813-871-4811

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|.

There were 50,671,492 shares of common stock of the registrant outstanding at March 31, 1999.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             February 28,     May 31,
                                                                1999           1998
                                                             (unaudited)     (audited)
                                                             -----------    -----------
                                                        (in thousands, except share amounts)
ASSETS
Cash and cash equivalents                                    $    58,057    $    54,647
Short-term investments, restricted                               140,511        244,173
Marketable securities                                             22,534         39,064
Instalment notes receivable                                    4,188,391      4,238,745
  Less - Allowance for possible losses                           (25,830)       (26,221)
         Unearned time charges                                (2,869,284)    (2,894,459)
Trade and other receivables, less allowance for possible
  losses of $4,773 and $3,933, respectively                      177,639        197,747
Inventories, at lower of cost (first in, first out
  or average) or market:
   Finished goods                                                164,361        158,276
   Goods in process                                               43,194         36,876
   Raw materials and supplies                                     39,867         45,539
   Houses held for resale                                          3,584          3,153

Prepaid expenses                                                  15,187          8,117

Property, plant and equipment, at cost                           739,387        722,905
  Less - Accumulated depreciation                               (345,974)      (326,565)
Deferred income taxes                                             47,451         59,581
Investments and other long-term assets                            44,852         44,740
Unamortized debt expense                                          51,706         31,215
Goodwill, net                                                    527,591        543,896
Assets held for disposition                                      324,695        381,241
                                                             -----------    -----------
                                                             $ 3,347,919    $ 3,562,670
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts                                              $    29,336    $    24,867
Accounts payable                                                 117,600        145,476
Accrued expenses                                                 129,758        126,022
Income taxes payable                                              53,069         60,098
Short-term notes payable                                           5,400          5,800
Long-term senior debt:
  Mortgage-backed/asset-backed notes                           1,723,422      1,886,167
  Other senior debt                                              598,000        589,450
Accrued interest                                                  28,235         27,147
Accumulated postretirement benefits obligation                   268,582        283,708
Other long-term liabilities                                       60,135         54,848
Stockholders' equity
  Common stock - 200,000,000 authorized, $.01 par value
   Issued - 55,304,184 and 55,283,686 shares, respectively           553            553
  Capital in excess of par value                               1,169,377      1,169,052
  Retained earnings (accumulated deficit)                       (766,657)      (784,503)
  Cumulative foreign currency translation adjustment                 (46)           (52)
  Treasury stock - 4,371,092 and 1,398,092 shares, at cost       (64,700)       (21,841)
  Excess of additional pension liability over
   unrecognized prior years service cost                          (4,122)        (4,122)
  Net unrealized depreciation in marketable securities               (23)            --
                                                             -----------    -----------
Total stockholders' equity                                       334,382        359,087
                                                             -----------    -----------
                                                             $ 3,347,919    $ 3,562,670
                                                             ===========    ===========

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the three months ended
                                                                   February  28,
                                                             --------------------------
                                                                 1999         1998
                                                             -----------    -----------
                                                       (in thousands, except per share amounts)
Sales and revenues:
  Net sales                                                    $ 287,024    $ 311,069
  Time charges                                                    59,958       59,243
  Miscellaneous                                                    5,595        6,647
                                                               ---------    ---------
                                                                 352,577      376,959
                                                               ---------    ---------
Cost and expenses:
  Cost of sales                                                  228,315      252,155
  Depreciation                                                    11,278       11,493
  Selling, general and administrative                             39,362       41,881
  Postretirement benefits                                          1,929        1,661
  Provision for possible losses                                      565          593
  Interest and amortization of debt expense                       45,754       50,903
  Amortization of goodwill                                        10,243       10,515
                                                               ---------    ---------
                                                                 337,446      369,201
                                                               ---------    ---------
                                                                  15,131        7,758
Income tax benefit (expense):
  Current                                                        (13,588)         991
  Deferred                                                         5,363       (7,253)
                                                               ---------    ---------
Income from continuing operations                                  6,906        1,496

Income (loss) from discontinued operation (net of income tax
  benefit (expense) of $14,597 and ($1,920), respectively)       (17,832)       6,212
                                                               ---------    ---------
Net income (loss)                                              $ (10,926)   $   7,708
                                                               =========    =========


Basic earnings per share:
  Income from continuing operations                            $     .14    $     .03
  Income (loss) from discontinued operation                         (.35)         .11
                                                               ---------    ---------
  Net income (loss)                                            $    (.21)   $     .14
                                                               =========    =========

Diluted earnings per share:
  Income from continuing operations                            $     .14    $     .03
  Income (loss) from discontinued operation                         (.35)         .11
                                                               ---------    ---------
  Net income (loss)                                            $    (.21)   $     .14
                                                               =========    =========

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the nine months ended
                                                             February  28,
                                                       --------------------------
                                                          1999           1998
                                                       -----------    -----------
                                                 (in thousands, except per share amounts)
Sales and revenues:
  Net sales                                            $   983,188    $   841,636
  Time charges                                             185,130        177,331
  Miscellaneous                                             19,144         18,666
                                                       -----------    -----------
                                                         1,187,462      1,037,633
                                                       -----------    -----------
Cost and expenses:
  Cost of sales                                            789,947        678,642
  Depreciation                                              33,746         31,504
  Selling, general and administrative                      122,096        112,431
  Postretirement benefits                                    5,839          4,984
  Provision for possible losses                                660            (19)
  Interest and amortization of debt expense                139,234        143,737
  Amortization of goodwill                                  32,341         29,578
  Loss on sale of subsidiary                                 3,849             --
                                                       -----------    -----------
                                                         1,127,712      1,000,857
                                                       -----------    -----------
                                                            59,750         36,776
Income tax benefit (expense):
  Current                                                  (15,873)         6,161
  Deferred                                                  (6,329)       (29,163)
                                                       -----------    -----------
Income from continuing operations                           37,548         13,774

Income (loss) from discontinued operation
  (net of income tax benefit (expense)
  of $18,005 and ($6,095), respectively)                   (19,702)        20,640

Extraordinary item - Loss on early extinguishment of
  debt (net of income tax benefit of $1,434)                    --         (2,663)
                                                       -----------    -----------
Net income                                             $    17,846    $    31,751
                                                       ===========    ===========

Basic earnings per share:
  Income from continuing operations                    $       .72    $       .26
  Income (loss) from discontinued operation                   (.38)           .38
  Extraordinary item                                            --           (.05)
                                                       -----------    -----------
  Net income                                           $       .34    $       .59
                                                       ===========    ===========

Diluted earnings per share:
  Income from continuing operations                    $       .72    $       .25
  Income (loss) from discontinued operation                   (.38)           .38
  Extraordinary item                                            --           (.05)
                                                       -----------    -----------
  Net income                                           $       .34    $       .58
                                                       ===========    ===========

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                  Retained     Accumulated
                                                                  Earnings        Other
                                                Comprehensive   (Accumulated  Comprehensive   Common      Capital in       Treasury
                                       Total        Income         Deficit)       Income       Stock        Excess           Stock
                                     --------       -----         ---------       -------       ----      ----------       --------
Balance at May 31, 1998              $359,087       $    --       $(784,503)      $(4,174)      $553      $1,169,052       $(21,841)

Comprehensive income
  Net income                           17,846        17,846          17,846
  Other comprehensive income,
   net of tax:
    Net unrealized depreciation in
     marketable securities                 (23)         (23)
    Foreign currency translation
     adjustment                              6            6
                                                    -------
  Other comprehensive income                            (17)                          (17)
                                                    -------
Comprehensive income                                $17,829
                                                    =======
Stock issued from options exercises       325                                                                    325
Purchases of treasury stock           (42,859)                                                                              (42,859)
                                     --------                     ---------       -------       ----      ----------       --------
Balance at February 28, 1999         $334,382                     $(766,657)      $(4,191)      $553      $1,169,377       $(64,700)
                                     ========                     =========       =======       ====      ==========       ========

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the nine months ended
                                                                                    February 28,
                                                                            --------------------------
                                                                                1999           1998
                                                                            -----------    -----------
                                                                                  (in thousands)
OPERATING ACTIVITIES
  Net income                                                                $    17,846    $    31,751
  Charges to income not affecting cash:
  Depreciation                                                                   33,746         31,504
  Provision for deferred income taxes                                             6,329         29,163
  Accumulated postretirement benefits obligation                                (15,126)        11,460
  Provision for (benefit from) other long-term liabilities                        5,287           (720)
  Amortization of goodwill                                                       32,341         29,578
  Amortization of debt expense                                                    5,207          5,084
  Net unrealized depreciation in marketable securities                              (23)            --
  Loss on sale of subsidiary                                                      3,849             --
  Extraordinary item - Loss on early extinguishment of
   debt (net of income tax benefit)                                                  --          2,663
                                                                            -----------    -----------
                                                                                 89,456        140,483
  Decrease (increase) in assets, net of effects from acquisitions:
   Short-term investments, restricted                                           103,662        (29,750)
   Marketable securities                                                         16,530          2,412
   Instalment notes receivable, net (a)                                          24,788          3,099
   Trade and other notes and accounts receivables, net                           21,420         28,120
   Inventories                                                                  (13,070)       (12,196)
   Prepaid expenses                                                              (7,596)        (8,627)
   Assets held for disposition (b)                                               56,546         12,062

  Increase (decrease) in liabilities, net of effects from acquisitions:
   Book overdrafts                                                                4,469         (7,016)
   Accounts payable                                                             (30,618)        (7,882)
   Accrued expenses                                                               1,282        (10,972)
   Income taxes payable                                                          (1,775)          (101)
   Accrued interest                                                               1,088          2,084
                                                                            -----------    -----------
     Cash flows from operating activities                                       266,182        111,716
                                                                            -----------    -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of retirements                (35,663)       (35,403)
  (Increase) decrease in investments and other assets, net                         (213)         2,250
  Proceeds from sale of subsidiary                                               14,878             --
  Acquisitions, net of cash acquired                                            (18,953)      (403,006)
                                                                            -----------    -----------
    Cash flows used in investing activities                                     (39,951)      (436,159)
                                                                            -----------    -----------

FINANCING ACTIVITIES
  Issuance of short-term notes payable and long-term senior debt                516,659      1,342,450
  Retirement of short-term notes payable and
   long-term senior debt                                                       (671,254)      (975,172)
  Additions to unamortized debt expense                                         (25,698)       (18,731)
  Purchases of  treasury stock                                                  (42,859)       (21,821)
  Exercise of employee stock options                                                325          1,125
                                                                            -----------    -----------
    Cash flows (used in) from financing activities                             (222,827)       327,851
                                                                            -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                                       6            594
                                                                            -----------    -----------

Net increase in cash and cash equivalents                                         3,410          4,002
Cash and cash equivalents at beginning of period                                 54,647         35,726
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $    58,057    $    39,728
                                                                            ===========    ===========

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $123,945 and $128,503 and cash collections on account and payouts in advance of maturity of $148,733 and $131,602 respectively.

(b) Includes non-cash charges of approximately $30.9 million from write-down of impaired assets.

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                      (in thousands, except per share data)

Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company") is a diversified holding company with four operating segments: Homebuilding and Financing, Water Transmission Products, Industrial Products and Energy Services. Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, furnace and foundry coke, chemicals, slag fiber, aluminum foil and sheet products, petroleum coke and distribution and refinery outsourcing services. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated.

All of the February 28, 1999 and 1998 amounts are unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been made. The results for the three and nine months ended February 28, 1999 and 1998 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Unless otherwise specified, accounting principles and capitalized terms used herein are as defined in the aforementioned Form 10-K.

Note 2 - Acquisitions and Divestitures

On February 26, 1999, Jim Walter Homes, Inc., the Company's homebuilding subsidiary, acquired Crestline Homes, Inc., a modular homebuilder, located in Laurinburg, North Carolina. Effective October 1, 1998, Jim Walter Homes, Inc. acquired Texas-based builder Dream Homes, Inc.

On October 1, 1998, the Company sold the assets of the window balance operations of JW Window Components, Inc. ("JWWC"). On November 23, 1998, the Company sold the outstanding capital stock of JWWC, which comprised the roll form and screen products operations. These transactions completed the Company's divestiture of JWWC. The Company recorded a pretax loss of $3,849 and a tax benefit of $10,528 on the sale of JWWC.

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

Note 3 - Discontinued Operation

In February 1999, a decision was made to dispose of Jim Walter Resources ("JWR"), the Company's coal mining and methane gas subsidiary. The Company expects to complete the disposition within calendar 1999. As a result, the operations of JWR have been classified as a discontinued operation in the consolidated financial statements. JWR comprised substantially all of the Company's Natural Resources operating segment. In February 1999 (the measurement date), a decision was also made to shut down Blue Creek Mine No. 3 ("Mine No. 3"). The estimated costs to shut down the mine approximated $53 million. In addition, the Company realized a $25 million pre-tax gain from a reduction in JWR's postretirement benefit obligation resulting from a recent actuarial analysis of medical claims experience, a reduction in the workforce and the decision to close Mine No. 3. Both of the above items were recorded in the fiscal 1999 third quarter, net of taxes, within the results of discontinued operations prior to the measurement date.

The following is a summary of the operating results of JWR prior to the measurement date:

                                        Three months ended February 28,     Nine months ended February 28,
                                              1999         1998                     1999         1998
                                            ---------    ---------                ---------    ---------
Sales and revenues                          $  63,853    $  76,863                $ 237,056    $ 263,591
Costs and expenses                             96,282       68,731                  274,763      236,856
                                            ---------    ---------                ---------    ---------
Income (loss) before tax                      (32,429)       8,132                  (37,707)      26,735
Income tax benefit (expense)                   14,597       (1,920)                  18,005       (6,095)
                                            ---------    ---------                ---------    ---------
Income (loss) from discontinued operation   $ (17,832)   $   6,212                $ (19,702)   $  20,640
                                            =========    =========                =========    =========

The assets of JWR have been segregated on the balance sheet from their historical classification to separately identify them as assets held for disposition. Such amounts are summarized as follows:

                                                     February 28,      May 31,
                                                        1999            1998
                                                      ---------       ---------
Cash and cash equivalents                             $      53       $      62
Short-term investments, restricted                        3,461           3,290
Trade and other receivables, net                         23,131          26,944
Inventories                                              45,249          55,210
Prepaid expenses                                          1,866           4,039
Property, plant and equipment, net                      220,270         259,808
Deferred income taxes                                    24,359          24,828
Investments and other long-term assets                    6,306           7,060
                                                      ---------       ---------
   Total Assets Held for Disposition                  $ 324,695       $ 381,241
                                                      =========       =========

The liabilities of JWR have not been classified separately pending determination of the form and structure of disposition. Management does not presently anticipate a loss on the ultimate disposition.

Note 4 - Restricted Short-Term Investments

Restricted short-term investments at February 28, 1999 and May 31, 1998 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V, VI and Mid-State Trust VII ("Trust VII") (collectively the "Trusts") ($127.8 million and $125.3 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) miscellaneous other segregated accounts restricted to specific uses ($12.7 million and $12.0 million, respectively), and (iii) certain funds held by Trust II that are in excess of the interest on the Trust II Mortgage-Backed Notes, but which were subject to retention at May 31, 1998 ($106.9 million). In June 1998, an agreement was reached with Financial Security Assurance, Inc. to release approximately $121.6 million of funds held by Trust II which were subject to retention at July 1, 1998. These funds were utilized to pay down Trust IV indebtedness.

Note 5 - Instalment Notes Receivable and Mortgage Backed/Asset Backed Notes

Mid-State Trusts II, III, IV, VI and VII are business trusts organized by Mid-State Homes, Inc. ("Mid-State Homes"), which owns all of the beneficial interest in Trusts III, IV, VI and VII. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State Homes with the net proceeds from the issuance of mortgage or asset-backed notes. The assets of Trusts II, III, IV, VI and VII, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Mid-State Trusts II, III, IV, VI and VII for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries.

Trust V, a business trust in which Mid-State Homes holds all the beneficial interest, was organized to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State Homes for its current purchases of instalment notes and mortgages from Jim Walter Homes.

On December 10, 1998, Mid-State Homes purchased from Trust V instalment notes having a gross value of $858.7 million and an economic balance of $335.3 million. Mid-State Homes subsequently sold these notes to Trust VII, a business trust organized by Mid-State Homes. These sales were in exchange for the net proceeds from the public issuance of $313.5 million of Asset Backed Notes by Trust VII ("Trust VII Asset Backed Notes"). The notes were issued in a single class and bear interest at 6.34% payable quarterly beginning March 15, 1999. The notes have a final maturity of December 15, 2036. The $313.5 million in proceeds were primarily used to repay related asset-backed borrowings of $284.0 million under the Trust V warehouse facility. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc., which owned
2.8 million shares of the Company's common stock at February 28, 1999, served as an underwriter in connection with the public issuance of the Trust VII Asset Backed Notes and received underwriting commissions and fees of $1.3 million.

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding by trust are as follows:

                                             February 28, 1999
                             ---------------------------------------------------
                             Gross Balance    Economic Balance  Debt Outstanding
                             -------------    ----------------  ----------------
Trust II                       $  656,667        $  422,905        $  274,550
Trust III                         269,043           151,019            57,187
 Loan & Security Agreement             --                --            86,300
Trust IV                        1,267,346           579,543           602,282
Trust V                           180,016            68,361            20,000
Trust VI                          958,789           389,952           369,615
Trust VII                         835,934           328,674           313,488
Unpledged                          20,596             7,946                --
                               ----------        ----------        ----------
   Total                       $4,188,391        $1,948,400        $1,723,422
                               ==========        ==========        ==========

At May 31, 1998, the Company had forward-interest rate lock agreements which fixed the interest rates on a portion of asset-backed long-term debt anticipated to be issued by Mid-State Homes in October 1998. The lock agreements in effect at May 31, 1998 were terminated on October 9, 1998. The losses incurred ($24.0 million) were deferred and are being amortized to interest expense over the life of the Trust VII Asset Backed Notes.

Note 6 - Stockholders' Equity

In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under the share repurchase program authorized in July 1998. Information relating to the Company's share repurchases under this program is set forth below (in thousands):

                                                       Shares      Amount
                                                       ------      ------

      Three months ended February 28, 1999                 318     $ 4,711
                                                       -------     -------

      Nine months ended February 28, 1999                2,973     $42,859
                                                       =======     =======

Note 7 - Earnings Per Share

Shares of common stock outstanding used in the basic and diluted per share computations for the three months and nine months ended February 28, 1999 and 1998 are as follows:

                                               Three months ended February 28,
                                              ---------------------------------
                                                    1999              1998
                                              ---------------   ---------------
                                              Basic    Diluted  Basic    Diluted
                                              ------   ------   ------   ------
Average number of common shares
 outstanding (a)                              51,024   51,024   53,706   53,706
Effect of diluted securities:
 Stock options (b)(c)                             --       --       --      869
                                              ------   ------   ------   ------
                                              51,024   51,024   53,706   54,575
                                              ======   ======   ======   ======

                                                Nine months ended February 28,
                                              ---------------------------------
                                                    1999              1998
                                              ---------------   ---------------
                                              Basic    Diluted  Basic    Diluted
                                              ------   ------   ------   ------
Average number of common shares
 outstanding (a)                              51,980   51,980   53,842   53,842
Effect of diluted securities:
 Stock options (b)(c)                             --      200       --      869
                                              ------   ------   ------   ------
                                              51,980   52,180   53,842   54,711
                                              ======   ======   ======   ======

(a) For the three and nine months ended February 28, 1999 and 1998 include 3,880 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include 4,371 and 1,398 shares, respectively, held in treasury.

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

(c) For the three months and nine months ended February 28, 1999, does not include 3,853 and 906 shares, respectively, subject to options because such options would have an anti-dilutive effect in such period.

Note 8 - Segment Information

Information relating to the Company's operating segments is set forth below:

                                                         Three months ended
                                                            February 28,
                                                      -------------------------
                                                        1999            1998
                                                      ---------       ---------
Sales and revenues:
  Homebuilding and Financing                          $ 110,507       $ 108,219
  Water Transmission Products                            87,673          84,482
  Industrial Products                                    69,280          72,538
  Energy Services                                        83,360         109,461
  Corporate                                               1,757           2,259
                                                      ---------       ---------
   Consolidated sales and revenues
     from continuing operations                       $ 352,577       $ 376,959
                                                      =========       =========

Operating income (a) :
  Homebuilding and Financing (b)                      $  25,287       $  22,965
  Water Transmission Products                             6,593          (2,892)
  Industrial Products                                     5,155           4,540
  Energy Services                                         2,974          10,826
                                                      ---------       ---------
   Operating income                                      40,009          35,439
  Less: General corporate expense (b)                    (3,969)         (4,957)
      Senior debt interest expense (b)                   (9,621)        (12,350)
      Intercompany interest expense (b)                 (11,288)        (10,374)
                                                      ---------       ---------
  Income before tax expense                              15,131           7,758
  Income tax expense                                     (8,225)         (6,262)
                                                      ---------       ---------
   Income from continuing operations                  $   6,906       $   1,496
                                                      =========       =========

(a) Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill amortization by segment is as follows:

                                                     Three months ended
                                                        February 28,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------
      Homebuilding and Financing                  $  6,121       $  6,482
      Water Transmission Products                    3,012          3,011
      Industrial Products                              158            160
      Energy Services                                2,127          2,037
      Corporate                                     (1,175)        (1,175)
                                                  --------       --------
                                                  $ 10,243       $ 10,515
                                                  ========       ========

(b) Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate is as follows:

                                                      Three months ended
                                                         February 28,
                                                    ---------------------
                                                      1999         1998
                                                    --------     --------
      Homebuilding and Financing:
        Gross interest                              $ 36,133     $ 38,553
        Less: Intercompany interest income           (11,288)     (10,374)
                                                    --------     --------
        Net interest                                  24,845       28,179
      Corporate:
        Senior debt interest                           9,621       12,350
        Intercompany interest                         11,288       10,374
                                                    --------     --------
                                                    $ 45,754     $ 50,903
                                                    ========     ========

      General corporate expense, senior debt interest expense and intercompany interest expense are attributable to all operating segments, but cannot be reasonably allocated to specific segments.

                                                        Nine months ended
                                                           February 28,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
Sales and revenues:
  Homebuilding and Financing                       $   334,696      $   332,782
  Water Transmission Products                          338,514          309,009
  Industrial Products                                  235,615          223,389
  Energy Services                                      270,191          165,856
  Corporate                                              8,446            6,597
                                                   -----------      -----------
   Consolidated sales and revenues
    from continuing operations                     $ 1,187,462      $ 1,037,633
                                                   ===========      ===========

Operating income (a) :
  Homebuilding and Financing (b)                   $    82,180      $    65,876
  Water Transmission Products                           22,229            8,047
  Industrial Products                                   14,134           14,220
  Energy Services                                       13,670           12,767
                                                   -----------      -----------
   Operating income                                    132,213          100,910
  Less: General corporate expense (b)                   (7,440)          (8,154)
      Senior debt interest expense (b)                 (30,758)         (26,999)
      Intercompany interest expense (b)                (34,265)         (28,981)
                                                   -----------      -----------
  Income before tax expense                             59,750           36,776
  Income tax expense                                   (22,202)         (23,002)
                                                   -----------      -----------
   Income from continuing operations               $    37,548      $    13,774
                                                   ===========      ===========

(a) Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill amortization by segment is as follows:

                                                     Nine months ended
                                                        February 28,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------

      Homebuilding and Financing                  $ 19,667       $ 20,060
      Water Transmission Products                    9,136          9,138
      Industrial Products                              477            480
      Energy Services                                6,629          3,466
      Corporate                                     (3,568)        (3,566)
                                                  --------       --------
                                                  $ 32,341       $ 29,578
                                                  ========       ========

(b) Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate is as follows:

                                                    Nine months ended
                                                       February 28,
                                                  -----------------------
                                                    1999          1998
                                                  ---------     ---------
      Homebuilding and Financing:
        Gross interest                            $ 108,476     $ 116,738
        Less: Intercompany interest income          (34,265)      (28,981)
                                                  ---------     ---------
        Net interest                                 74,211        87,757
      Corporate:
        Senior debt interest                         30,758        26,999
        Intercompany interest                        34,265        28,981
                                                  ---------     ---------
                                                  $ 139,234     $ 143,737
                                                  =========     =========

      General corporate expense, senior debt interest expense and intercompany interest expense are attributable to all operating segments, but cannot be reasonably allocated to specific segments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR") on October 15, 1997. AIMCOR is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States (see Note 2 of "Notes to Consolidated Financial Statements"). Net sales and revenues and operating income for AIMCOR are reflected in the Company's Energy Services operating segment.

In February 1999, the decision was made to dispose of Jim Walter Resources ("JWR"), the Company's coal mining and methane gas subsidiary. JWR comprised substantially all of the Company's Natural Resources segment. The operations of JWR have been classified as a discontinued operation in the consolidated financial statements. The decision was also made to shut down Blue Creek Mine No. 3. The estimated cost to shut down the mine was approximately $53 million. In addition, the Company realized a $25 million pre-tax gain from a reduction in JWR's postretirement benefit obligation resulting from a recent actuarial analysis of medical claims experience, a reduction in the workforce and the decision to close Mine No. 3. Both of the above items were recorded in the fiscal 1999 third quarter, net of taxes, within the results of discontinued operations prior to the measurement date.

RESULTS OF OPERATIONS
Three Months ended February 28, 1999 and 1998

Sales and revenues for the three months ended February 28, 1999 were $24.4 million below the prior year period, a 6% decrease. The decrease was the result of lower sales and revenues from the Company's Industrial Products and Energy Services segments.

Cost of sales, exclusive of depreciation, of $228.3 million was 79.5% of net sales in the 1999 period versus $252.2 million and 81.0 % in 1998. The improvement principally reflected higher gross profit margins realized on pipe and aluminum products.

Selling, general and administrative expenses of $39.4 million were 11.2% of net sales and revenues in the 1999 period compared to $41.9 million and 11.1% in 1998.

Interest and amortization of debt expense was $45.8 million in the 1999 period versus $50.9 million in 1998 as a result of lower interest rates and lower average outstanding debt balances. The average rate of interest in the 1999 period was 7.42% as compared to 7.84% in 1998. The average prime rate of interest was 7.75% and 8.5% in the 1999 and 1998 periods, respectively.

The Company's effective tax rate in the 1999 and 1998 periods differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amounts related to the AIMCOR acquisition), which is not deductible for tax purposes.

The net loss in the 1999 period was $10.9 million, including an after-tax loss of $17.8 million from the discontinued operations of Jim Walter Resources. This compared to net income of $7.7 million in the 1998 period which included after-tax income of $6.2 million from the discontinued operations of Jim Walter Resources. The Company's diluted loss per share was $.21 compared to last year's diluted earnings per share of $.14. The increase in earnings adjusted for the results of the discontinued operation approximates $5.4 million which reflects all of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding and Financing sales and revenues of $110.5 million were 2.1% above the prior year period. This performance reflects a 6.7% increase in the average net selling price per home sold, from $49,500 in the 1998 period to $52,800 in 1999, as well as an increase in the number of units sold, from 856 units in the 1998 period to 864 units in 1999. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by Jim Walter Homes. The increase in unit sales resulted from the new home designs as well as more targeted marketing and advertising programs. Jim Walter Homes' backlog at February 28, 1999 was 2,401 units compared to 1,894 units at February 28, 1998. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $59.2 million in the 1998 period to $60.0 million in 1999. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.56% of the total instalment notes receivable in the 1999 period compared to 3.35% in the prior year period. The allowance for possible losses as a percentage of net instalment notes receivable was approximately 2.0% for both periods, which reflects management's assessment of the amount necessary to provide against future loss in the portfolio. Operating income of $25.3 million (net of interest expense) was $2.3 million greater than the prior year period, reflecting higher time charge income, the increase in the average net selling price per home sold, an increase in units sold and lower interest expense in the 1999 period ($24.8 million) as compared to the prior year period ($28.2 million).

Water Transmission Products sales and revenues of $87.7 million were 3.8% above the prior year period. The increase was the result of increased shipments for ductile iron pressure pipe fittings, valves and hydrants and higher average selling prices for ductile iron pressure pipe. Ductile iron pressure pipe shipments of 104,300 tons were 2% greater than the prior year period. The order backlog at February 28, 1999 was 124,000 tons, representing approximately three months shipments, compared with 135,000 tons at February 28, 1998, which included 26,000 tons remaining in a large international contract that was fulfilled in the fall of 1998. Operating income of $6.6 million was $9.5 million above the prior year period. This performance was the result of the previously mentioned increase in sales and revenues, improved gross profit margins realized due to lower raw material costs (primarily scrap iron) and improved operating efficiencies.

Industrial Products sales and revenues of $69.3 million were 4.5% lower than the prior year period. The decline is attributable to $7.0 million in revenues included in the prior year from JW Window Components, a former subsidiary that was sold in November 1998. Operating income of $5.2 million was above the prior year period by $.6 million. This performance resulted from an increase in sales due to higher shipments and higher gross profit margins realized on aluminum foil and sheet products, partially offset by lower gross profit margins on furnace coke.

Energy Services sales and revenues of $83.4 million were 23.8% below the prior year period. Operating income of $3.0 million was $7.9 million lower than the prior year period. Unfavorable sales and earnings comparisons were attributable to two principal factors: a decline in U.S. and European steel production which affected pricing and demand for petroleum coke and specialty metal products; and a temporary slowdown in petroleum coke shipments and higher bulk handling costs at the Texas Gulf Coast terminals and services operations, principally caused by equipment problems following last fall's intense tropical storm activity in that region.

Nine Months ended February 28, 1999 and 1998

Sales and revenues for the nine months ended February 28, 1999 were $149.8 million above the prior year period, representing a 14.4% increase of which $104.3 million, or 70%, was attributable to AIMCOR. In addition to the contribution from AIMCOR, the increase was the result of improved performances from all other operating segments.

Cost of sales, exclusive of depreciation, of $789.9 million was 80.3% of net sales in the 1999 period versus $678.6 million and 80.6% in 1998. The percentage decrease principally reflected improved gross profit margins realized on homes sold, pipe and aluminum products.

Selling, general and administrative expenses of $122.1 million were 10.3% of net sales and revenues in the 1999 period versus $112.4 million and 10.8% in 1998.

Interest and amortization of debt expense was $139.2 million in the 1999 period versus $143.7 million in 1998 as a result of lower interest rates and lower average outstanding debt balances. The average rate of interest in the 1999 period was 7.48% as compared to 8.09% in 1998. The average prime rate of interest was 8.14% and 8.50% in the 1999 and 1998 periods, respectively.

The Company's effective tax rate in the 1998 and 1999 periods differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amounts related to the AIMCOR acquisition), which is not deductible for tax purposes. Additionally, in the 1999 period, the Company's effective tax rate differed from the statutory rate as a result of a $10.5 million non-recurring tax benefit recognized on the sale of JWWC.

Net income in the 1999 period was $17.8 million, including an after-tax loss of $19.7 million from the discontinued operations of Jim Walter Resources and an after-tax gain of $6.7 million from the sale of JWWC. This compared to net income of $31.8 million in the 1998 period, which included an after-tax gain of $20.6 million from the discontinued operations of Jim Walter Resources and a $2.7 million extraordinary loss from the write-off of unamortized debt expense related to the refinancing of bank credit facilities in conjunction with the Company's October 1997 acquisition of AIMCOR. The Company's diluted earnings per share were $.34 compared to $.58 for the nine months ended February 28, 1998. The increase in earnings adjusted for the results of the discontinued operations, the sale of JWWC and the extraordinary item approximates $16.9 million, which reflects all of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding and Financing sales and revenues of $334.7 million were 0.6% above the prior year period. This performance reflects a 6.4% increase in the average net selling price, from $48,400 in the 1998 period to $51,500 in 1999, which was more than offset by a decrease in the number of units sold, from 2,813 units in the 1998 period to 2,596 units in 1999. The higher average selling price is primarily attributable to price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by Jim Walter Homes. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews during the first six months of fiscal 1999. Time charge income
(revenues received from Mid-State Homes' instalment note portfolio) increased from $177.3 million in the 1998 period to $185.1 million in 1999. The increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $82.2 million (net of interest expense) was $16.3 million greater than the prior year period, reflecting higher time charge income, the increase in the average net selling price per home sold and lower interest expense in the 1999 period ($74.2 million) compared to the prior year period ($87.8,million), partially offset by the decrease in the number of homes sold.

Water Transmission Products sales and revenues of $338.5 million were 9.5% above the prior year period. The increase was the result of increased shipments of ductile iron pressure pipe, fittings, valves and hydrants and higher average selling prices for ductile iron pressure pipe. Ductile iron pressure pipe shipments of 431,000 tons were 7.9% greater than the prior year period. Operating income of $22.2 million was $14.2 million above the prior year period. This performance was the result of the previously mentioned increase in sales and revenues, improved gross profit margins realized due to lower raw material costs (primarily scrap iron) and improved operating efficiencies.

Industrial Products sales and revenues of $235.6 million were 5.5% greater than the prior year period. The improved performance was the result of increased shipments of aluminum foil and sheet products, foundry coke, and metal building and foundry products, coupled with improved selling prices for furnace and foundry coke and slag fiber, partially offset by lower selling prices for aluminum foil and sheet products. Operating income of $14.1 million was $0.1 million lower than in the prior year period. This performance resulted from the pre-tax loss on the sale of JWWC, partially offset by sales increases and higher gross profit margins realized on aluminum products, foundry coke and metal building and foundry products.

FINANCIAL CONDITION

Total debt has been reduced $154.6 million since May 31, 1998. Scheduled payments on the mortgage-backed/asset-backed notes amounted to $446.6 million. In addition, $121.6 million of funds held by Trust II, which were subject to retention at July 1, 1998, were utilized to pay down Trust IV indebtedness, pursuant to an agreement reached with Financial Security Assurance, Inc. Scheduled retirements of other long-term debt amounted to $26.5 million. Also during the current nine month period, net borrowings under Trust VII, Mid-State Variable Funding Loan Agreements and the Credit Facilities totaled $405.5 million and $34.6 million, respectively.

Borrowings under the Credit Facilities totaled $603.4 million at February 28, 1999. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. There were $25.6 million face amount of letters of credit outstanding thereunder as of February 28, 1999.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including fixed charge coverage ratios and maximum leverage ratios. The borrowers are required to maintain a leverage ratio (the ratio of indebtedness to consolidated EBITDA (as defined in the Credit Facilities)) of not more than 3.75-to-1 for the measurement period commencing May 31, 1998 and ending May 30, 1999 and 3.25-to-1 thereafter. The borrowers' fixed charge coverage ratio (the ratio of (a) EBITDA minus capital expenditures to (b) the sum of all required principal payments on outstanding indebtedness, interest expense and dividends paid) is required to be at least 1-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) ended February 28, 1999 and at least 1.25-to-1 at the end of each four quarter period for the duration of the Credit Facilities. The Company was in compliance with these covenants at February 28, 1999.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at February 28, 1999.

The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State Homes to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State Homes is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, net of book overdrafts, were approximately $28.7 million at February 28, 1999. Operating cash flows for the nine months ended February 28, 1999, together with issuance of long-term debt under Trust VII and Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances, were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and to purchase approximately 3.0 million shares of common stock during the nine months ended February 28, 1999. In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under its stock repurchase program.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at February 28, 1999 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the remaining three months of the fiscal year ending May 31, 1999 will approximate $38.3 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Trust V Variable Funding Loan Agreement. The Company believes that, under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to an additional 1.0 million shares of the Company's common stock, the amount remaining at February 28, 1999 under the current authorization.

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

Plan to Address Year 2000 Compliance

The Company has established a Corporate Steering Committee (the "Committee") to coordinate solutions to Y2K issues for its information systems. The Committee includes a representative from each subsidiary as well as a member of the Company's Law Department, the Director of Information Technology and the Chief Financial Officer. Each subsidiary also has a steering committee consisting of the representative on the Committee and other members from all functional areas of the respective subsidiary. The Committee has identified systems and applications that require modification and has evaluated alternative solutions. The Committee also developed a Y2K Standard that was issued to all subsidiaries and must be followed for Y2K compliance. Status conference calls are held monthly and on-site progress reviews are held quarterly. The Company has two data centers which have installed Y2K compliant mainframe equipment, operating systems and system software. Separate virtual machines within a computer have been installed for the purpose of testing. During the first calendar quarter of 1999, the Company conducted a detail review of all Year 2000 remediation activities and associated required documentation to ensure the process was on schedule.

State of Readiness

IT Systems - The initial inventory and prioritization process for the Company's IT systems has been completed. The Company's current focus in this area is on remediation and testing. Approximately 30% of all identified IT system business components have been deemed compliant as of March 31, 1999. Coding changes for all legacy systems have been completed and the testing phase is in process. The Y2K test environment is fully functional. Compliance testing will continue through 1999 and will be completed in a phase approach beginning with the financial systems in June 1999. Personal computer and other hardware upgrades are 85% complete with the remainder on order.

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

Material Third Parties - The Company has created an inventory of what it believes to be all material third parties with whom the Company has a business relationship in the United States. Y2K readiness surveys were sent to these third parties beginning in January 1998. The Company is currently reviewing the responses to these surveys to determine the Y2K readiness of these third parties. For those critical third party suppliers, service providers and customers that fail to respond to the Company's survey, the Company intends to pursue alternative means of obtaining Y2K readiness information, such as review of publicly available information published by such third parties. The Company has also implemented this same approach to third party Y2K readiness at the Company's foreign subsidiaries. The Company plans to continue to review its third party relationships throughout the Y2K compliance program to ensure all material third party relationships are addressed.

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

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union commenced conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro will be established and the euro will become the common legal currency of the participating countries on this date. The euro will then trade on currency exchanges and will be available for non-cash transactions. The participants will issue sovereign debt exclusively in euro and will, redenominate outstanding sovereign debt at this time. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002, completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer will control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 became effective for fiscal years beginning after December 15, 1997 and can be adopted at the end of the fiscal year (fiscal 1999 for the Company). This statement establishes standards for reporting information about operation segments in annual financial statements and interim financial reports to shareholders. As a result of the reclassification of Jim Walter Resources as a discontinued operation, the Natural Resources segment was eliminated in the third quarter of fiscal 1999. The Company anticipates further changes to its operating segments in the fourth quarter of fiscal 1999 as a result of implementing FAS 131.

In February 1998, Statement of Financial Accounting Standards No. 132 -"Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") was issued. FAS 132 becomes effective for fiscal years beginning after December 15, 1997 (fiscal 1999 for the Company). This statement revises employers' disclosures about pension and other postretirement benefit plans. The Company believes that the adoption of the above standard will not materially affect its financial performance or reporting.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27 - Financial Data Schedule

      (b) On March 16, 1999, the Company filed a report on Form 8-K with respect to a decision to dispose of Jim Walter Resources, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WALTER INDUSTRIES, INC.


/s/ D. M. Fjelstul                           /s/ F. A. Hult
---------------------------                  ----------------------------
D. M. Fjelstul                               F. A. Hult
Senior Vice President and                    Vice President, Controller and
Principal Financial Officer                  Principal Accounting Officer

Date: April 14, 1999