Form 10-K
period 1999-05-31
WALTER INDUSTRIES INC /NEW/
filed 1999-08-27
CIK 837173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

  /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 1999

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

       Registrant's telephone number, including area code: (813) 871-4811

          Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------  --------------------------------------------------
           COMMON STOCK, PAR VALUE $.01                          NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on August 16, 1999 as reported by the New York Stock Exchange, was approximately $405.0 million.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Number of shares of common stock outstanding as of August 16, 1999:
50,035,759

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company to be held October 14, 1999 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

    (a) Narrative Description of Business and Properties

    General

    Walter Industries, Inc. (the "Company" or "Walter Industries") is a diversified holding company with major interests in homebuilding/financing and industrial operations. The Company was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed. On December 17, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United Sales Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan. The operations of the Company are carried out by its operating subsidiaries, the business and properties of which are described below.

    (b) Industry Segments

    The Company's industry segment information for the last three fiscal years is included in Note 15 of "Notes to Consolidated Financial Statements", on pages F--23 through F--25 included herein.

HOMEBUILDING AND FINANCING

    The Homebuilding and Financing segment primarily consists of the operations of Jim Walter Homes, Inc. and its affiliated construction businesses, ("Jim Walter Homes"), Mid-State Homes, Inc. ("Mid-State"), and Cardem Insurance Co., Ltd. ("Cardem"). In the three years ended May 31, 1999, 1998 and 1997 net sales and revenues for this segment amounted to $461.3 million, $449.5 million and $440.7 million, respectively.

    Jim Walter Homes

    Jim Walter Homes, headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the Southern United States where the weather permits year-round construction, and provides mortgage financing on such homes. Jim Walter Homes historically has concentrated on the low to moderately priced segment of the housing market. On September 23, 1998, Jim Walter Homes acquired Texas-based homebuilder Dream Homes, Inc. On February 26, 1999, Jim Walter Homes, Inc. acquired Crestline Homes, Inc. ("Crestline"), a producer of factory-built modular homes, located in Laurinburg, North Carolina. These acquisitions did not materially affect the operating results of the Company. Over 332,000 homes have been completed by Jim Walter Homes since 1946.

    Jim Walter Homes' products consist of 100 models of conventionally-built homes, built of wood on concrete foundations or wood pilings, and ranging in size from approximately 720 to 2,640 square feet, and 75 modular home models ranging in size from 990 to 2,500 square feet. Each conventionally-built home is completely finished on the outside and is unfinished on the inside except for rough floors, ceiling joists, partition studding and closet framing. The buyer may elect to purchase optional interior components, including installation thereof, such as plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. A buyer selecting all options receives a home considered to be "90% complete", excluding landscaping and utility connections. Shell homes are those which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing, but not interior wallboard, floor finishing, plumbing, electrical wiring and fixtures, doors and cabinetry. The remaining units are sold at varying stages of interior finishing. Jim Walter Homes builds all of its conventionally-built homes "on site" and only after a building contract has been entered into and Jim Walter Homes is satisfied that the customer has clear title to the land and the site is suitable for building. The following chart shows the unit sales volume of Jim Walter Homes and the percent of homes sold (shell, various stages, 90% complete and modular) in fiscal years ended May 31, 1999, 1998 and 1997.

                                                       PERCENT OF UNIT SALES
                            ---------------------------------------------------------------------------
FISCAL YEAR ENDED MAY 31,   UNITS BUILT     SHELL      VARIOUS STAGES     90% COMPLETE       MODULAR
--------------------------  -----------     -----     -----------------  ---------------  -------------
1999......................       3,737           12%              9%               75%              4%
1998......................       3,702           13               7                80              --
1997......................       3,900           10               1                89              --

    During fiscal years 1999, 1998 and 1997 the average net sales price of a home was $52,000, $48,700 and $47,500, respectively.

    Jim Walter Homes' backlog as of May 31, 1999 was 2,683 units compared to 1,883 units at May 31, 1998. The average time to construct a home ranges from four to sixteen weeks.

    At fiscal 1999 year end, Jim Walter Homes operated 121 branch offices located in 19 states (Alabama, Arizona, Arkansas, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and West Virginia). In addition, Jim Walter Homes serves five adjoining states (Delaware, Illinois, Kansas, Maryland and Pennsylvania). Accordingly, these operations are not subject to significant concentrations of credit risks. Of such branch offices, approximately 80% are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" which are designed to allow customers to view actual models completed to the various stages of interior finish available. Three new model home parks were opened. Crestline operates two adjacent facilities (121,000 square feet and 80,000 square feet) on 15 acres of owned land.

    Jim Walter Homes does not own or acquire land for purposes of its operations and is not a land developer. The actual construction of all conventionally-built homes sold by Jim Walter Homes is performed by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home and inspected by Jim Walter Homes' supervisory personnel. Jim Walter Homes maintains 27 regional warehouses located throughout its market area from which a portion of the necessary building materials may be obtained; the balance of building materials is purchased locally.

    A substantial portion of all homes Jim Walter Homes sells are purchased with financing it arranges. Jim Walter Homes offers qualified customers a fixed interest rate mortgage without requiring a down payment and does not charge add-ons such as closing costs, points, credit service fees or private mortgage insurance. Jim Walter Homes offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. Mortgage instalment notes currently carry either an 8.5% or 10% "annual percentage rate".

    Some portion of the customers who purchase and finance homes through Jim Walter Homes may not qualify for traditional bank financing of such homes. To qualify for financing, a potential customer must provide information concerning monthly income and employment history as well as a legal description of and evidence that the customer owns the land on which the home is to be built. A customer's income and employment usually are verified through telephone conversations with the customer's employer and by examining pay stubs, W-2 forms or, if the customer is self-employed, income tax returns. An applicant must have a minimum of one year's continuous employment or, if there has been a change in employment, the new job must be in the same field of work. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of the land is verified by examining the title record. In addition, Jim Walter Homes' credit department obtains a credit report which includes, among other information, a point or grade credit score. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sale contract is executed, a title report is ordered and frequently a survey of the property is made. Surveys are performed by independent registered surveyors when, in the opinion of Jim Walter Homes, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments. Particular attention is paid to the credit information for the most recent three to five years. Attention is also given to the customer's total indebtedness and other monthly payments. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria.

    The building and instalment sale contract is subject to (i) executing a promissory note which is secured by a first lien on the land and the home to be built, except in the State of Texas (ii) executing a mortgage, deed of trust, mechanic's lien contract or other security instrument, (iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgage, deed of trust and similar security instrument constitutes a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration, guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

    Jim Walter Homes does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and the land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated solely on the basis of Jim Walter Homes' mortgage servicing employees' experience and knowledge, be at least equal to 10% of the cash selling price of the home resulting in a maximum initial loan-to-value ratio of approximately 90%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from Jim Walter Homes, arrange for the final building inspection and, if required, obtain a certificate of occupancy. The costs to complete a new home depend on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could range from 10% to 20% of the sales price (based upon a 90% complete home).

    Upon completion of construction of a new home to the agreed-upon percentage of completion, in the ordinary course of business pursuant to an Agreement of Purchase and Sale of Instalment Obligations and Servicing of Delinquent Accounts, Jim Walter Homes sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State and provides servicing on all delinquent payments, including collection of delinquent payments, recommendations of foreclosure, foreclosure and resale of foreclosed properties.

    Jim Walter Homes' business has tended to be countercyclical to national home construction activity when interest rates are high. In times of high interest rates and limited availability of mortgage funds that result in limited new home construction, Jim Walter Homes' volume of home sales tends to increase due to the favorable financing it has historically offered.

    The single-family residential housing industry is highly competitive. Jim Walter Homes competes in each of its market areas on the basis of price, design, finishing options and accessibility to financing with numerous homebuilders, ranging from regional and national firms to small local companies. Jim Walter Homes also competes with manufactured and modular housing. Jim Walter Homes' strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices with favorable financing and no closing costs. For the calendar year 1998, Jim Walter Homes was the sixteenth largest builder of detached single-family homes in the United States after having been the twelfth largest builder in 1997, the eleventh largest builder in 1996 and the eighth largest builder in 1995.

    Mid-State

    Mid-State, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes from Jim Walter Homes on conventionally-built homes constructed and sold by Jim Walter Homes. Mid-State Trust II ("Trust II"), Mid-State Trust III ("Trust III"), Mid-State Trust IV ("Trust IV"), Mid-State Trust V ("Trust V"), Mid-State Trust VI ("Trust VI") and Mid-State Trust VII ("Trust VII") are Delaware business trusts organized by Mid-State, which owns all of the beneficial interest in Trust III, Trust IV, Trust V, Trust VI and Trust VII. Trust IV owns all of the beneficial interest in Trust II.

    The gross amount of instalment notes receivable, the economic balance and outstanding indebtedness of each trust as of May 31, 1999 are as follows: (in thousands)

                                                                    MAY 31, 1999
                                                      ----------------------------------------
                                                         GROSS        ECONOMIC
                                                        BALANCE       BALANCE         DEBT
                                                      ------------  ------------  ------------
Loan and Security Agreement.........................  $         --  $         --  $     89,300
Trust II............................................       617,265       398,932       258,400
Trust III...........................................       257,751       145,573        48,576
Trust IV............................................     1,219,063       561,602       590,783
Trust V.............................................       332,938       126,188       105,000
Trust VI............................................       925,677       379,118       359,342
Trust VII...........................................       817,339       323,210       306,750
Unpledged...........................................        21,105         8,113             -
                                                      ------------  ------------  ------------
                                                      $  4,191,138  $  1,942,736  $  1,758,151
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    On May 27, 1999, Mid-State renewed its 364-day, $90.0 million Loan and Security Agreement (the "Loan and Security Agreement") with Kitty Hawk Funding Corporation, an affiliate of Bank of America (as successor to NationsBank), as a lender, and as agent and bank investor. Advances under the Loan and Security Agreement are secured by Mid-State's beneficial interest in Trust III and evidenced by a variable funding note. The facility currently matures on May 25, 2000, but provides for extensions of the maturity through May 31, 2002. Accordingly, the $89.3 million of borrowings outstanding at May 31, 1999 have been classified as long-term debt. Principal payments are required on any day in which the outstanding principal amount of all advances under the Loan and Security Agreement exceed the borrowing base. Additionally, commencing on May 31, 2001, Mid-State is required to prepay $1.5 million on May 31, August 31, November 30 and February 28. The outstanding principal of all advances must be paid when the facility is terminated. Interest must be paid on the last day of each tranche period at either the commercial paper rate, the prime rate or the LIBOR rate plus .47% as determined by Mid-State and approved by the lender. The advances under the Loan and Security Agreement are to be satisfied solely from the assets of Mid-State and are non-recourse to Walter Industries and any of its other subsidiaries.

    In April 1988, Mid-State sold to Trust II instalment notes and mortgages which it had acquired from Jim Walter Homes through February 29, 1988 having a gross value of $3.376 billion and an aggregate outstanding economic balance of $1.750 billion pursuant to a purchase and sale agreement, in exchange for a purchase price of $1.327 billion, representing the net cash proceeds from the public offering of $1.450 billion aggregate face amount of mortgage-backed notes of Trust II ("Trust II Mortgage-Backed Notes") after paying the expenses associated with the sale of such Trust II Mortgage-Backed Notes.

    Under the Trust II indenture for the Trust II Mortgage-Backed Notes, if certain criteria as to performance of the pledged instalment notes are met, Trust II is allowed to make quarterly distributions of cash to Trust IV, its sole beneficial owner, to the extent that cash collections on such instalment notes exceed Trust II's cash expenditures for its operating expenses, interest expense and mandatory debt payments on the Trust II Mortgage-Backed Notes. In addition to the performance-based distributions, the indenture permits distribution of additional excess funds, if any, provided such distributions are consented to by Financial Security Assurance Inc., a property and casualty insurance company and the guarantor of the Trust II Mortgage-Backed Notes. In June 1998, an agreement was reached with Financial Security Assurance Inc. to release approximately $121.6 million of funds held by Trust II, which were subject to retention at July 1, 1998. Such funds were utilized to pay down Trust IV indebtedness.

    On July 1, 1992, mortgage instalment notes having a gross value of $638.1 million and an economic balance of $296.2 million were sold by Mid-State to Trust III in exchange for the net proceeds from the public issuance, by Trust III, of $249.9 million of asset-backed notes. Net proceeds were used to repay in full all outstanding indebtedness due under a revolving credit facility, with the excess cash used to fund the ongoing operations of the Company and its subsidiaries.

    On March 16, 1995, mortgage instalment notes having a gross value of $2.020 billion and an economic balance of $826.7 million were sold by Mid-State to Trust IV. On such date Mid-State also sold its beneficial interest in Trust II to Trust IV. Trust II had a total collateral value of $910.5 million with $605.7 million of Trust II Mortgage-Backed Notes outstanding. These sales were in exchange for the net proceeds from the public issuance by Trust IV of $959.4 million of asset-backed notes ("Trust IV Asset Backed Notes").

    On March 3, 1995, Mid-State established Trust V to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes. On March 3, 1995, Trust V entered into the three-year $500.0 million Variable Funding Loan Agreement (the "Trust Variable Funding Loan Agreement") with Enterprise Funding Corporation, an affiliate of Bank of America (as successor to NationsBank), as lender and as Administrative Agent. The agreement was amended to reduce the facility (the "Trust V Variable Funding Loan") to $400.0 million effective July 31, 1997. The facility is an evergreen facility renewable annually. Periodic paydowns occur from the proceeds of permanent financings. The facility currently matures on September 29, 1999.

    On June 11, 1997, Mid-State purchased mortgage instalment notes from Trust V having a gross value of $1.196 billion and an economic balance of $462.3 million. Mid-State subsequently sold such mortgage instalment notes to Trust VI. These sales were in exchange for the net proceeds from the public issuance of $439.1 million of asset-backed notes.

    On December 10, 1998, Mid-State purchased from Trust V instalment notes having a gross value of $858.7 million and an economic balance of $335.3 million. Mid-State subsequently sold these notes to Trust VII. These sales were in exchange for the net proceeds from the public issuance of $313.5 million of asset-backed notes by Trust VII ("Trust VII Asset Backed Notes"). The notes were issued in a single class and bear interest at 6.34% payable quarterly beginning March 15, 1999. The notes have a final maturity of December 1, 2036. The $313.5 million in proceeds were primarily used to repay related asset-backed borrowings of $284.0 million under the Trust V warehouse facility. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc., which owned 2.8 million shares of the Company's common stock at May 31, 1999, served as an underwriter in connection with the public issuance of the Trust VII Asset Backed Notes and received underwriting commissions and fees of $.8 million.

    The instalment notes sold by Mid-State to Trusts II, III, IV, V, VI and VII are serviced by Mid-State pursuant to servicing agreements entered into with each trust. Mid-State, in connection with such servicing agreements, has entered into sub-servicing agreements with Jim Walter Homes to provide field servicing such as collections, repossessions and resales.

    The assets of Trusts II, III, IV, VI and VII are not available to satisfy claims of general creditors of Mid-State or the Company and its other subsidiaries. The liabilities of Trusts II, III, IV, VI and VII for their publicly issued debt are to be satisfied solely from proceeds of the underlying instalment notes and are non-recourse to Mid-State and the Company and any of its other subsidiaries.

    Cardem Insurance

    Cardem Insurance is a Hamilton, Bermuda-based offshore reinsurance company. The predominant portion of its business is reinsuring 75% of the risk on fire and extended coverage insurance policies issued by Westchester Insurance Company, an unrelated insurance company. Such insurance policies are with individual owners of homes constructed by Jim Walter Homes.

WATER TRANSMISSION PRODUCTS

    U.S. Pipe

    United States Pipe and Foundry Company, Inc. ("U.S. Pipe"), comprising the Water Transmission Products segment, conducts its business through its Pressure Pipe and Castings Divisions. The Pressure Pipe Division manufactures and sells a broad line of ductile iron pressure pipe, pipe fittings, valves and hydrants. It is one of the nation's largest producers of ductile iron pressure pipe. The Castings Division produces and sells a wide variety of gray and ductile iron castings. In the three years ended May 31, 1999, 1998 and 1997, net sales and revenues for this segment amounted to $460.7 million, $426.4 million and $419.8 million, respectively.

PRESSURE PIPE DIVISION

    The Pressure Pipe Division manufactures and markets a complete line of ductile iron pipe ranging from 4" to 64" in diameter as well as equivalent metric sizes, at lengths up to 20 feet. In addition, this division produces and sells a full line of fittings, valves and hydrants of various configurations to meet municipal specifications. Approximately 85%-90% of the ductile iron pressure pipe produced by this division is used in the transmission and distribution of potable water and the remaining 10%-15% is used in the transmission of waste water and industrial applications. The majority of ductile iron pressure pipe and related fittings, valves and hydrants are for new distribution systems. The market for rehabilitation, upgrading and replacement of pipe systems accounts for approximately 15% of ductile iron pressure pipe sales. Fittings, valves and hydrants produced by this division account for approximately 19% of sales.

    Ductile iron pressure pipe is manufactured by the deLavaud centrifugal casting process and is typically classified into three size categories: 1) Small diameter pipe, ranging from 4" to 12" (approximately 58% of the division's pipe production), used primarily for potable water distribution systems and small water system grids; 2) Medium diameter pipe, ranging from 14" to 24" (approximately 25% of the division's pipe production), used primarily in reinforcing distribution systems, including looping grids and supply lines; and
3) Large diameter pipe, 30" to 64" (which accounts for the remaining 17% of pipe production), used for major water and waste water transmission and collection systems.

    The ductile iron pressure pipe industry is highly competitive, with a small number of manufacturers of ductile iron pressure pipe, fittings, valves and hydrants. U.S. Pipe is one of the nation's largest producers of ductile iron pressure pipe. Major ductile iron pipe competitors include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company.

    Additional competition for ductile iron pressure pipe comes from pipe composed of other materials, such as polyvinylchloride, concrete, fiberglass, reinforced plastic and steel. Although ductile iron pressure pipe is typically more expensive than competing forms of pipe, customers choose ductile iron for its quality, longevity, strength, ease of installation and lack of maintenance problems.

    U.S. Pipe also manufacturers ductile iron fittings. The company believes that McWane, Inc. has the largest market share in this market segment. U.S. Pipe is not a major manufacturer of valves and hydrants.

    Products of the Pressure Pipe Division are sold primarily to contractors, water works distributors, municipalities, private utilities and other governmental agencies. Most ductile iron pressure pipe orders result from contracts which are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales are made through independent water works distributors. The division maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects to support ongoing projects and to aid in completing projects. The Pressure Pipe Division's sales are primarily domestic, with foreign sales accounting for approximately 5% of dollar sales in fiscal 1999.

    The order backlog of pressure pipe at May 31, 1999 was 119,900 tons, which represents approximately three months shipments, compared to 121,709 tons at May 31, 1998.

    While the pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity, certain aspects of Pressure Pipe's operations have in the past helped to reduce the impact of downturn in new construction. First, Pressure Pipe's products have experienced a strong level of demand in the replacement market. U. S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, Pressure Pipe's facilities are located in regions of the country that have exhibited consistent economic strength. The Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and the division's operations in the South are located in areas of steady economic growth. The West Coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas which will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making the Pressure Pipe Division's products more competitive.

CASTINGS DIVISION

    The Castings Division produces a wide variety of gray and ductile iron castings for a diversified customer base, including special hardness castings for the pollution control industry. In the year ended May 31, 1999, approximately 62% of the division's castings sales were directed to the Pressure Pipe Division, with the balance of sales to various capital goods industries.

    Properties

    The administrative headquarters and manufacturing facilities of U. S. Pipe are summarized as follows:

                                                                                                            BUILDING
                                                                                                  LAND       SQUARE
FACILITY                                                           PRINCIPAL PRODUCTS            ACREAGE     FOOTAGE
----------------------------------------------------------  ---------------------------------  -----------  ---------
Administrative headquarters:
    Birmingham, AL........................................                                              6     122,000
Manufacturing facilities:
    Bessemer, AL..........................................  Ductile iron pipe                         169     648,000
    N. Birmingham, AL.....................................  Ductile iron pipe                          77     360,000
    Union City, CA........................................  Ductile iron pipe                          70     121,000
    Burlington, NJ........................................  Ductile iron pipe                         109     329,000
    Chattanooga, TN.......................................  Fittings, valves & hydrants                91     648,000
    Anniston, AL..........................................  Gray & ductile iron castings               21     240,000

ENERGY SERVICES

    Applied Industrial Materials Corporation

    On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR"). Through its Carbon Group, AIMCOR is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $400.0 million, including direct acquisition costs of $4.8 million, and is subject to certain indemnity obligations of the parties as required by the Stock Purchase Agreement. The acquisition was accounted for using the purchase method of accounting and had an effective date of September 30, 1997.

    AIMCOR's net sales and revenues were $351.2 million for the year ended May 31, 1999 and $285.9 million for the period October 1, 1997 through May 31, 1998.

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

    AIMCOR has marketed petcoke products for more than 30 years. It maintains strong relationships with all major United States oil refiners and has an in-depth knowledge of the end-user markets. AIMCOR's petcoke supply comes primarily from oil refiners on the Gulf Coast (56%) and the West Coast

(44%) of the United States. AIMCOR's terminal and services operating group has entered into long-term contracts with leading refiners including Mobil, Shell and Citgo. The typical refinery has no means for the handling or storage of this continuously produced by-product; its primary objective is to have AIMCOR take possession of the petcoke. Refiners typically sign one or two year take-or-pay contracts with their petcoke handlers and marketers. Under take-or-pay contracts with oil refineries, AIMCOR is contractually obligated to take delivery of all or a certain portion of a refiners petcoke output. Price reset provisions in AIMCOR's supply contracts typically allow for monthly, bi-monthly, quarterly, or annual price adjustments based on petcoke's world commodity price. Contractual hardship provisions protect AIMCOR in most cases from precipitous price fluctuations by allowing repricing even more rapidly than contractual reset provisions. In some cases, the "net-back" provisions require the refiner to pay AIMCOR for the removal of petcoke.

    AIMCOR limits the duration of forward sales agreements to manage its exposure to adverse price movements. Forward sales at a fixed price generally range from two to four months. AIMCOR may agree to sell petcoke to a customer at a fixed price for as long as a 12 month period, but it typically does so only after a refiner has agreed to supply AIMCOR a matching quantity of petcoke for the same period. In light of its ability to periodically reset the price per ton paid to petcoke suppliers, AIMCOR's exposure to price fluctuations is largely limited to petcoke held in inventory, and its margin on petcoke sales has remained relatively stable over time.

    AIMCOR markets its products through three operating groups: carbon specialties, carbon fuels and calcined specialties. The carbon specialties operating group is responsible for the marketing and sale of petcoke primarily for steel/foundry, chemical, special cement, other metallurgical or special fuel applications. The products marketed by this group usually require processing, storage, screening, blending and customized delivery. The petcoke sold for these applications typically has a general specification for sulfur of less than 3%. The carbon fuels operating group is responsible for the marketing and sale of petcoke for use as a fuel in the cement industry and for utilities in the worldwide market. The petcoke sold for these markets typically has a sulfur content above 3%.

    The calcined specialties operating group markets and distributes raw petcoke for calcination and manages the products which either go into or are supplied from calciners. AIMCOR believes it is the largest non-producer distributor of calcined petcoke. In addition, AIMCOR is an equity partner in Rain Calcining, Ltd., a combination petcoke calciner and independent power supplier in Visakhapatnam, India which commenced operations in April 1998. AIMCOR derives revenues from its 5% interest in the joint venture as well as from a marketing arrangement with the joint venture. Calcined petcoke is used as the main carbon source for anodes in aluminum smelting, and is also used in the titanium, steel and foundry industries. Calcined petcoke is reprocessed and therefore commands a higher price on the open market, roughly three to four times higher than the regular raw material.

    AIMCOR markets petcoke through a combination of its internal sales force and its strategically located shipping terminals throughout the world. AIMCOR's principal shipping locations are located in Long Beach, California; Texas City, Texas; Rotterdam, the Netherlands; Ghent, Belgium; and Red Car, United Kingdom. AIMCOR has 14 sales offices located in ten countries, including Luxembourg, the Netherlands, Germany, England, Japan, Mexico, Brazil, Belgium, Australia, and the United States. Rather than marketing through intermediaries or brokers, AIMCOR maintains direct relationships with most end users through its 49-person sales force (eight domestic, 41 international). This approach allows AIMCOR to develop the optimum petcoke quality that meets the customer's specifications. In some markets, however, international trading companies serve as the financial intermediaries.

    The Carbon Group also performs (on a service contract basis) value-added services such as cutting, blending, inventory management, stock piling and removal of petcoke in the refinery, as well as handling, warehousing and distribution and shipping of petcoke from the refinery to the terminal and ultimately to the end user. AIMCOR's value-added approach has distinguished it as a leader in businesses that many competitors treat in a commodity-like manner.

    Like coal and oil, the international petcoke market is dollar-denominated, which limits AIMCOR's exposure to exchange rate fluctuations. Since the United States petcoke supply dominates the international petcoke market, AIMCOR's exchange rate exposure is limited to those few markets where it must compete against local sources or in foreign retail markets, such as household fuels.

METALS

    The Metals Group is a leading manufacturer and marketer of ferrosilicon in the Southeastern United States and is a producer and distributor of a variety of ferroalloys, metals, minerals and specialty materials used primarily as alloying agents, fluxing agents and/or performance improvement additives in steelmaking and metal casting production processes in North American foundry and steel industries. A ferroalloy is a refined combination of iron and one key element.

    The Metals Group is comprised of five distinct but related businesses, including two joint ventures. It manufactures and markets ferrosilicon, ferrovanadium, ferromolybdenum, metallurgical process materials, fluorspar and various other ferroalloys on both an agency and trading basis.

    FERROSILICON. AIMCOR's ferrosilicon business is conducted through Tennessee Alloys Company (the "Joint Venture"), a joint venture between AIMCOR (75%) and Allegheny/Ludlum Steel, a major specialty steel producer (25%), that was established in 1975 to build and operate a 40 megawatt, self-baking electrode furnace located in Bridgeport, Alabama. This facility is a leading supplier of ferrosilicon in the Southeastern United States and operates at a current capacity of 33,000 tons of 50% ferrosilicon or 29,000 tons of 75% ferrosilicon. Under the terms of the Joint Venture agreement, the company and its joint venture partner are obligated to purchase their pro rata share of the output of the facility through the year 2005. The company resells its share of the output through its sales organization to third party steel producers and foundry operators. As the managing partner, the company controls the day-to day operations of the Joint Venture. Historically, over 90% of domestic consumption of ferrosilicon has gone directly to the production of steel and cast iron and, as a result, the industry is largely affected by the relative strength of the domestic steel industry and its end-markets.

    FERROVANADIUM. AIMCOR's ferrovanadium business is conducted through Masterloy Products Limited ("Masterloy") located in Ottawa, Canada. Ferrovanadium is an alloying agent used to impart strengthening properties in steel and iron. Masterloy is the only producer of ferrovanadium in Canada and one of only two North American producers engaged in the conversion of vanadium pentoxide (V(2) O(5)) into 80% ferrovanadium. Masterloy also converts molybdenum oxide into ferromolybdenum and markets AIMCOR's United States based products to the Canadian steel industry. Masterloy currently serves 30 customers in Canada and the United States.

    METALLURGICAL PROCESS MATERIALS. AIMCOR's metallurgical process materials operating facility produces blends of materials used for the desulfurization of steel and slag conditioning by North American steel producers. AIMCOR focuses its efforts on the production of more complex and customized materials which typically require at least three raw material components (E.G., lime, aluminum and fluorspar) blended in specific ratios to meet customer requirements and sold either as bulk product or bagged in a variety of sizes. AIMCOR also processes and sells acid-grade fluorspar as a finished product.

    AIMCOR has dedicated considerable resources to developing its metallurgical process materials production facility, located in Aurora, Indiana, which AIMCOR believes possesses the most sophisticated production and testing capabilities in the industry. AIMCOR's objective is to leverage the advantage of its production and testing capabilities in order to create technically sophisticated, low-cost alternatives to higher cost raw materials and to improve profitability and grow its market share as domestic steel producers search for cost-effective solutions to purify steel and enhance their production processes.

Properties

AIMCOR's facilities are summarized below:

                                                                               SQUARE FOOTAGE
                                                                            --------------------
FACILITY                                                   LOCATION          LEASED      OWNED
--------------------------------------------------  ----------------------  ---------  ---------
Administrative headquarters.......................  Stamford, Connecticut      18,912
Operations (office buildings, terminals &
  warehouses).....................................  Gulf Coast(Texas)                     67,400
Operations (office buildings, terminals &
  warehouses).....................................  West Coast(California)      2,937    321,453
Operations (office buildings, terminals,
  warehouses and manufacturing plant).............  International             122,351     29,702
Operations (manufacturing plant)..................  Aurora, Indiana                       45,965
Operations (manufacturing plant)..................  Bridgeport, Alabama                  176,900
Sales Office......................................  Pittsburgh,
                                                    Pennsylvania                7,870
Sales Office......................................  Birmingham, Alabama           640

OTHER

    Other consists of the remaining operating businesses of the Company. In the three years ended May 31, 1999, 1998 and 1997, net sales and revenues totaled $348.4 million, $336.6 million and $323.7 million, respectively, including $15.7 million, $16.2 million and $14.7 million, respectively, to U. S. Pipe.

    JW Aluminum

    JW Aluminum Company ("JW Aluminum"), headquartered in Mt. Holly, South Carolina, is a leading producer of fin stock, used in heating and air conditioning applications, and telecommunications cable wrap. JW Aluminum's other foil and sheet products are used in a variety of applications such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are primarily used for general building applications such as siding, gutters, downspouts, roofing, mobile home siding and skirting, residential siding and window components.

    JW Aluminum sold approximately 179 million pounds of aluminum products in fiscal 1999; 68% were foil products and 32% were sheet products. JW Aluminum directs its product mix towards higher value-added products such as custom-coated fin stock and lithographic sheet, where quality and service are relied upon more than price-driven commodity products.

    JW Aluminum operates a single manufacturing 400,000 square foot facility in Mt. Holly, South Carolina on 38 acres of owned land and with a current rated capacity of 220 million pounds per year based on its present product mix. These amounts include fiscal 1999 additions of 50,000 square feet of production space, 1 acre of owned land and 40 million pounds of capacity as a result of a $31 million expansion project. The addition of a wide-width slitter in fiscal 2000 will complete it's expansion program, and production capacity will reach 240 million pounds.

    Sloss Industries

    Sloss Industries Corporation ("Sloss") is a diversified manufacturing operation, headquartered in Birmingham, Alabama, which has four major product lines: foundry coke, furnace coke, slag fiber and specialty chemicals.

    Foundry coke is marketed to cast iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. It is shipped primarily into four geographic markets: the East Coast; the Southeast; and West Coast of the United States, and Mexico. Competition comes primarily from two merchant suppliers: ABC Coke and Empire Coke Company. In the year ended May 31, 1999, approximately 59% of the foundry coke produced by Sloss was sold to U. S. Pipe.

    Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Furnace coke sales have been at capacity over the past years to satisfy a long-term contract with National Steel Corporation. Sloss has only an estimated 1% share of the furnace coke market. Competition comes primarily from Koppers Company, Inc., Citizens Gas & Coke Utility and steel producers with excess coking capacity.

    Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling manufacturers. It is also used in manufactured-home insulation, plastics molding and asphalt paving systems where it is used as a bonding agent. A related product, processed mineral fiber, is used in friction materials and thermoplastic molding compounds, adhesives, paints and sealants. Slag fiber products are manufactured in plants located in Birmingham, Alabama and Alexandria, Indiana. Of the total slag fiber sales in the year ended May 31, 1999, approximately 64% was sold to Armstrong World Industries and 17% to Celotex Corporation.

    Specialty chemical products are manufactured at plants located in Birmingham and Ariton, Alabama. The Birmingham product line is composed primarily of aromatic sulfonic acids and sulfonyl chlorides used in the pharmaceutical, plasticizer, foundry and coatings industries, as well as a custom manufactured specialty monomer for the plastics industry. The Ariton facility produces custom manufactured specialty products for the rubber and plastics industries.

    Properties

    The manufacturing facilities of Sloss are as follows:

                                                                               LAND       SQUARE
FACILITY                                                                      ACREAGE     FOOTAGE
--------------------------------------------------------------------------  -----------  ---------
Birmingham, AL
  Furnace & foundry coke battery (120 ovens)..............................         511     148,400
  Slag fiber plant........................................................           5      63,000
  Synthetic chemicals plant...............................................           5      63,300
Alexandria, IN slag fiber plant...........................................          33     111,900
Ariton, AL specialty chemicals plant......................................          53       6,880

    Southern Precision

    Southern Precision Corporation ("Southern Precision") is one of the largest producers of specialized industrial tooling products and resin-coated sand in the Southeast.

    Properties

    The administrative headquarters and manufacturing facilities of Southern Precision are summarized as follows:

                                                                                           BUILDING
                                                  PRINCIPAL                    LAND         SQUARE
FACILITY                                          PRODUCTS                    ACREAGE       FOOTAGE
----------------------------------  -------------------------------------  -------------  -----------
Irondale, AL......................                                                   6        78,000
  Administrative headquarters
  Manufacturing facility..........  Wood and metal tooling;
                                    Numerically controlled machining
Birmingham, AL....................  Resin-coated sand                                5        27,500
Trussville, AL....................  Aluminum & steel fabrication                     1         7,100

    United Land

    United Land Corporation ("United Land") owns approximately 39,000 acres of land, 178,000 acres of mineral rights and 1,500 acres of surface rights, principally in Alabama.

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

    Properties

    The administrative headquarters and manufacturing facilities of Vestal are summarized as follows:

                                                                                           BUILDING
                                                                                LAND        SQUARE
LOCATION                                                                       ACREAGE      FOOTAGE
--------------------------------------------------------------------------  -------------  ---------
Sweetwater, TN............................................................           46
  Administrative headquarters.............................................                     7,000
  Foundry.................................................................                   103,000
  Steel fabrication plant.................................................                   109,000

DISCONTINUED OPERATION

    Jim Walter Resources

    The operations of Jim Walter Resources, Inc. ("Jim Walter Resources") are conducted through its Mining Division, which mines and sells coal from three deep shaft mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources. In the three years ended May 31, 1999, 1998 and 1997 Jim Walter Resources net sales and revenues totaled $301.4 million, $360.4 million and $339.5 million, respectively, including $5.1 million, $5.8 million and $4.2 million, respectively, to Sloss.

    In February 1999 (the "measurement date"), the Company announced its intent to dispose of Jim Walter Resources. As a result, the operations of Jim Walter Resources have been classified as a discontinued operation. In February 1999, a decision was also made to shut down Blue Creek Mine No. 3 ("No. 3 Mine"). The estimated costs to shut down this mine approximated $53 million. In addition, Jim Walter Resources realized a $25 million pre-tax gain from a reduction in its postretirement benefit obligation. Both of the above items were recorded in the fiscal 1999 third quarter, net of taxes, within the results of discontinued operation prior to the measurement date.

MINING DIVISION

    The Mining Division, headquartered in Brookwood, Alabama, has approximately
8.6 million tons of rated annual coal production capacity from three deep shaft mines. These mines extract coal from Alabama's Blue Creek seam, which contains high-quality metallurgical coal. This coal can be used as coking coal as well as steam coal because it meets current environmental compliance specifications. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities. The current market price of metallurgical coal generally exceeds the market price of compliance steam coal. The mines are located in west central Alabama between the cities of Birmingham and Tuscaloosa.

    The majority of coal is mined using longwall extraction technology, complemented by the more standard continuous mining method. By replacing more traditional methods of underground mining with longwall technology, the Mining Division has achieved greater production efficiency, improved safety, superior coal recovery and lower production costs. The Mining Division currently operates five longwall mining systems for primary production and 12 continuous miner sections for the development of mains and longwall panel entries. The Mining Division's normal operating plan is a longwall/continuous miner ratio of approximately 75% / 25%.

    Recoverable reserves were estimated to be approximately 222 million tons as of May 31, 1999, of which 197 million tons relate to the three Blue Creek Mines.

    A summary of reserves is as follows:

           ESTIMATED RECOVERABLE (1) COAL RESERVES AS OF MAY 31, 1999
                             (IN THOUSANDS OF TONS)

                                                                                     TYPE (4)
                                                                                   -------------
                                                                                     STEAM (S)          JIM WALTER
                                RESERVES (2)               CLASSIFICATIONS (3)          OR         RESOURCES' INTEREST
                      ---------------------------------  ------------------------    METALLUR-    ----------------------
MINING PROPERTY         TOTAL    ASSIGNED   UNASSIGNED    MEASURED     INDICATED     GICAL (M)      OWNED    LEASED (5)
--------------------  ---------  ---------  -----------  -----------  -----------  -------------  ---------  -----------
No. 3 Mine (9)......         --         --          --           --           --                         --          --
No. 4 Mine..........     67,965     67,965          --       57,124       10,841           S/M        6,966      60,999
No. 5 Mine..........     20,452     20,452          --       20,308          144           S/M       18,688       1,764
No. 7 Mine (9)......    108,362    108,362          --       85,554       22,808           S/M       12,591      95,771
                      ---------  ---------  -----------  -----------  -----------                 ---------  -----------
                        196,779    196,779          --      162,986       33,793                     38,245     158,534
Bessie (10).........     24,919         --      24,919       14,880       10,039            --          658      24,261
                      ---------  ---------  -----------  -----------  -----------                 ---------  -----------
TOTAL...............    221,698    196,779      24,919      177,866       43,832                     38,903     182,795
                      ---------  ---------  -----------  -----------  -----------                 ---------  -----------
                      ---------  ---------  -----------  -----------  -----------                 ---------  -----------


                                   QUALITY (6)
                      -------------------------------------          PRODUCTION (7)
                                                  BTU/LB     -------------------------------
MINING PROPERTY       VOLATILITY      SULF.       MAF(8)       1999       1998       1997
--------------------  -----------     -----     -----------  ---------  ---------  ---------
No. 3 Mine (9)......          --           --           --         864      1,974      2,198
No. 4 Mine..........       24-30%         .75       15,625       1,878      2,194      2,129
No. 5 Mine..........       22-23%         .76       15,625       1,662      1,495        801
No. 7 Mine (9)......       19-23%         .66       15,625       2,357      2,449      2,513

Bessie (10).........                                                --         --         --
                                                             ---------  ---------  ---------
TOTAL...............                                             6,761      8,112      7,641
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

------------------------------

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

(5) A majority of the leases are either renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.

(6) Values shown are weighted averages of all reserves and are calculated on a dry basis. Bessie Mine reserves are equivalent to preparation at a 1.60 specific gravity, whereas the others are at a 1.40 specific gravity.

(7) Production for 1999, 1998 and 1997 is for the fiscal years ended May 31.

(8) Moisture and ash free ("MAF")

(9) In February 1999 a decision was made to shut down No. 3 Mine. All of No. 3 Mine reserves were re-assigned to No. 7 Mine.

(10) Bessie Mine suspended operations in August 1988.

    Environmental expenditures imposed by laws relating to deep shaft mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface (strip) mining.

    The Mining Division's coal is sold to a diversified base of domestic and foreign customers. In the United States, Alabama Power Company ("Alabama Power") remains one of the division's major customers. The division's coal also reaches customers in numerous markets throughout Europe, Latin America and Asia.

    Jim Walter Resources' supply contract with Alabama Power, which had been in effect since January 1, 1979, as amended, was superseded by an agreement executed on May 10, 1994 (the "Current Alabama Power Contract"). Under the Current Alabama Power Contract, Alabama Power purchases 4.0 million tons of compliance steam coal per year from Jim Walter Resources through December 31, 1999 at prices which are significantly above market prices for metallurgical coal as well as compliance steam coal. In January 1998, Jim Walter Resources entered into a contract amendment with Alabama Power to extend the contract period from August 31, 1999 to December 31, 1999. Total tonnage to be shipped under the contract was not amended. The Current Alabama Power Contract has a fixed price subject to an escalation based on the Consumer Price Index and adjustments for governmental impositions and quality. The Current Alabama Power Contract includes favorable modifications of specification, shipping deviations and changes in transportation arrangements. Also, in January 1998, Jim Walter Resources entered into a new agreement to supply coal from January 1, 2000 to December 31, 2005. The new contract stipulates lower volumes (1.5 million tons per year) at selling prices higher than current spot market levels.

    Jim Walter Resources and Cockerill Sambre S.A. ("Cockerill"), a Belgian steel producer, are parties to a long-term contract that automatically renews on December 31, 2000. The contract provides for the sale of approximately 800,000 metric tons annually, with an option on approximately 200,000 additional metric tons annually. The pricing mechanism is market driven and reflects changes in prices of three specific coals or coal indices. In August 1999, Jim Walter Resources filed with the International Court of Arbitration of the International Chamber of Commerce, a Request for Arbitration concerning the contract. The Request for Arbitration alleges that Cockerill has breached the contract by failing to purchase required minimum quantities of coal during calendar years 1998 and 1999 and that Cockerill has failed to provide Jim Walter Resources with adequate assurances that Cockerill will perform under the contract during calendar year 2000. Jim Walter Resources seeks to have the matter submitted to binding arbitration under the terms of the contract and is requesting damages in an amount to be determined by the arbitrator.

DE-GAS DIVISION

    The De-Gas Division, through a joint venture headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by Jim Walter Resources.

    The original motivation for the joint venture was to increase safety in Jim Walter Resources' Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 288 wells producing approximately 55 million cubic feet of gas per day as of May 1999. As many as 58 additional wells are planned for development in fiscal 2000. The degasification operation, as originally expected, has improved mining operations and safety by reducing methane gas levels in the mines, as well as being a profitable operation.

    The gas is transported directly to SNG's pipeline through a 12-mile pipeline which is owned and operated by Black Warrior Transmission Corp., a corporation the stock of which is owned 50% by Jim Walter Resources and 50% by Sonat Exploration Company, an affiliate of Southern Natural Gas Company (SNG).

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

PROPERTIES

    The facilities of the Mining Division are summarized as follows:

FACILITY                                                            LOCATION       SQ. FOOTAGE
-------------------------------------------------------------  ------------------  -----------
Administrative headquarters..................................  Brookwood, AL           42,400
Central shop, supply center and training center..............  Brookwood, AL          127,300

                                                                                  CURRENT
OPERATING MINES                                                LOCATION        RATED CAPACITY
--------------------------------------------------------  ------------------  ----------------
Blue Creek No. 4........................................  Brookwood, AL       3,200,000 tons
Blue Creek No. 5........................................  Brookwood, AL       2,300,000 tons
Blue Creek No. 7........................................  Brookwood, AL       3,100,000 tons

CORPORATE

    Properties

    The Company's headquarters building contains approximately 200,000 square feet of office space located on approximately 13 acres in Tampa, Florida.

    Seasonality

    Certain of the businesses of the Company (primarily U.S. Pipe, Jim Walter Homes and AIMCOR) are subject to seasonal variations to varying degrees. However, the businesses of the Company are significantly influenced by the general economy and, in particular, the levels of construction activity.

    Trade Names, Trademarks and Patents

    The names of each of the Company's subsidiaries are well established in the respective markets served by them. Management believes that customer recognition of such trade names is of some importance. The Company's subsidiaries have numerous patents and trademarks. Management does not believe, however, that any one such patent or trademark is material to the Company's business as a whole.

    Research and Development

    Research activities conducted by each business are directed toward new products, process and building systems development, improvement of existing products, development of new uses for existing products and cost reduction efforts. Total research and development expenditures for all of the businesses in each of the last three fiscal years were less than 1% of the Company's consolidated net sales and revenues.

    Raw Materials

    Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either produced by the Company and its subsidiaries or purchased from domestic sources. All materials used by the various businesses of the Company are available in quantities required to support their respective operations.

    Environmental

    The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the fiscal years ended May 31, 1999 and 1998 were approximately $6.1 million in each year. These amounts include $1.9 million and $2.0 million, respectively, related to the discontinued operations of Jim Walter Resources. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $4.5 million per year in the next five years.

    U.S. Pipe has implemented an Administrative Consent Order ("ACO") for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act) in connection with the completion of the acquisition of Original Jim Walter. The ACO required soil and ground water cleanup. U.S. Pipe has completed, pending final approval, the soil cleanup required by the ACO. U.S. Pipe also has completed, pending final approval, ground water treatment as ordered in the ACO. Ground water monitoring as required by the ACO continues. It is not known how long ground water monitoring will be required. Management does not believe any further cleanup costs will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

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

    Employees

    As of May 31, 1999, the Company and its subsidiaries employed 7,683 people, of whom 4,308 were hourly workers and 3,375 were salaried employees. Approximately 3,713 employees were represented by unions under collective bargaining agreements, of which approximately 1,317 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2002. The Company considers its relations with its employees to be satisfactory. These totals include 1,317 hourly workers and 402 salaried workers employed by the discontinued operations of Jim Walter Resources.

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

ITEM 3. LEGAL PROCEEDINGS

    See Items 1 and 2--Business and Properties--General on page 2 and Notes 7 and 13 of the Notes to Consolidated Financial Statements on pages F-13, F-14 and F-22 included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list showing the names, ages (as of August 1, 1999) and positions of the executive officers of the Company.

NAME                                      AGE                                      OFFICE
------------------------------------      ---      ----------------------------------------------------------------------
Kenneth E. Hyatt....................          58   Chairman, President and Chief Executive Officer

Richard E. Almy.....................          57   Director, Executive Vice President and Chief Operating Officer

Arthur W. Huge......................          54   Executive Vice President and Chief Financial Officer

Robert W. Michael...................          57   Senior Vice President and Group Executive

Frank A. Hult.......................          48   Vice President, Controller and Chief Accounting Officer

Edward A. Porter....................          52   Vice President-General Counsel and Secretary

David L. Townsend...................          45   Vice President-Administration

Joseph J. Troy......................          35   Vice President and Treasurer

Ralph E. Fifield....................          53   President and Chief Operating Officer of U.S. Pipe

George R. Richmond..................          49   President and Chief Operating Officer of Jim Walter Resources

Peter Scott-Hansen..................          57   President and Chief Operating Officer of AIMCOR

    Kenneth E. Hyatt has been Chairman of the Board and Chief Executive Officer of the Company since June 1, 1996 and has been President of the Company since September 1, 1995. Between September 1, 1995 and June 1, 1996, Mr. Hyatt also served as Chief Operating Officer of the Company. Mr. Hyatt was elected a director on September 12, 1995. Mr. Hyatt served as President and Chief Operating Officer and a director of The Celotex Corporation from 1990 until shortly prior to his election, effective September 1, 1995, as President and Chief Operating Officer of the Company.

    Richard E. Almy has been Executive Vice President and Chief Operating Officer of the Company since June 1996. Previously, Mr. Almy was President and Chief Operating Officer of JW Aluminum (1991-1996).

    Arthur W. Huge has been Executive Vice President and Chief Financial Officer since June 21, 1999. Previously Mr. Huge was Executive Vice President and Chief Financial Officer of LTV Corporation since February 1998. Mr. Huge was Senior Vice President and Chief Financial Officer (1993-1998) and also served as Vice President and Chief Financial Officer of LTV Steel Corporation, having joined that company in 1987 as Vice President-Finance. Prior to joining LTV Steel, Mr. Huge served in a progression of operating and financial management positions at Bethlehem Steel Corporation.

    Robert W. Michael has been Senior Vice President and Group Executive of the Company since 1991 and President and Chief Operating Officer of Jim Walter Homes since 1984. He also served as Vice President of Original Jim Walter from 1984 to 1988. Prior thereto, he was Vice President--Sales (1975-1984), a Regional Manager (1973-1975), an Assistant Regional Manager (1970-1973), a Main Branch Manager (1967-1970) and a Sub-Branch Manager (1966-1967) with Jim Walter Homes and held various managerial positions with Mid-State (1964-1966).

    Frank A. Hult has been Vice President, Controller and the Chief Accounting Officer of the Company since 1995. Previously, he was a Vice President (since
1994), the Controller (since 1991), Assistant Controller and Chief Accountant (1989-1991) and Manager of Budgets (1988-1989) of the Company. Prior thereto, he served in various financial positions with Original Jim Walter and The Celotex Corporation (1974 -1988).

    Edward A. Porter has been Vice President--General Counsel and Secretary of the Company since January 1996. Previously, he was employed by National Gypsum Company as Senior Vice President-- Administration, General Counsel and Secretary (1993-1995); Vice President--Administration, General Counsel and Secretary (1988-1993); and held various legal positions (1980-1988).

    David L. Townsend has been Vice President--Administration of the Company since 1996. Previously, he served as Vice President--Human Resources and Public Relations (1994-1996) and Vice President-- Public Relations (1988-1994) of the Company. Prior thereto, he served as Vice President--Public Relations (since
1983), Director of Public Relations (1982-1983) and Manager of Public Relations (1980-1982) of Original Jim Walter and in various staff positions (1978-1980) with Original Jim Walter.

    Joseph J. Troy has been Vice President and Treasurer of the Company since March 1998. Previously, he was employed by NationsBank as Senior Vice President--Corporate Finance (1993-1998) and prior thereto he served in various banking positions from 1985-1993.

    Ralph E. Fifield has been President and Chief Operating Officer of U.S. Pipe since August 1, 1997. Previously, Mr. Fifield served as President of United States Steel/Kobe Steel Company since 1994, a joint venture with annual revenues of approximately $770 million. Prior thereto, he was Corporate Vice President--Operations of United States Steel Corporation (1991-1994), General Manager of its Fairfield, Alabama (1990-1991) and Fairless, Pennsylvania Plants (1988-1990), and Plant Manager of its South Works plant in Chicago (1984-1988), and he served in a series of plant engineering positions at its Gary, Indiana plant (1969-1984).

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

                                                 1999                   1998
                                         --------------------    -------------------
                                           HIGH        LOW         HIGH        LOW
                                         --------    --------    --------    -------
1st Quarter............................. $19 3/16    $14 1/8     $18 13/16   $14
2nd Quarter.............................  14 15/16    10 13/16    21 9/16     18 1/2
3rd Quarter.............................  16 1/8      12 1/4      22 5/8      17 1/2
4th Quarter.............................  13 9/16     10 3/8      22 3/8      18 1/16

    The Registrant has never paid cash dividends on Common Stock and has no present intention to do so. Covenants contained in certain of the debt instruments referred to in Note 8 of Notes to Consolidated Financial Statements on pages F-14 through F-17 restrict the amount the Company could pay in cash dividends.

    In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's Common Stock which may be purchased under the share repurchase program authorized in July 1998. As of August 16, 1999, the Company had repurchased approximately 3,873,000 shares at a cost of approximately $53.8 million.

    As of August 16, 1999, there were 5,462 shareholders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1995 through 1999, has been derived from annual financial statements, including the consolidated balance sheets at May 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years ended May 31, 1999 and the notes thereto appearing elsewhere herein. All of the information presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and the other information contained elsewhere in this report.

                                                            YEARS ENDED MAY 31,
                                           -----------------------------------------------------
                                             1999       1998       1997       1996       1995
                                           ---------  ---------  ---------  ---------  ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales and revenues.......................  $1,617,835 $1,483,051 $1,171,183 $1,137,597 $1,126,100
Income (loss) from continuing
  operations.............................     53,515     29,073     16,504     (6,629)  (319,989)
Net income (loss)........................     35,598     56,241     37,117    (84,696)  (358,645)
Basic income (loss) per share:
  Income (loss) from continuing
    operations...........................       1.04        .54        .30       (.13)     (6.34)
  Net income (loss)......................        .69       1.04        .68      (1.66)     (7.10)
Number of shares used in calculation of
  basic income (loss) per share..........     51,628     54,383     54,922     50,989     50,494
Diluted income (loss) per share
  Income (loss) from continuing
    operations...........................       1.04        .53        .30       (.13)     (6.34)
  Net income (loss)......................        .69       1.03        .67      (1.66)     (7.10)
Number of shares used in calculation of
  diluted income (loss) per share........     51,745     54,383     55,064     50,989     50,494
Gross capital expenditures from
  continuing operations..................     56,154     66,895     46,791     30,036     45,843
Net property, plant and equipment from
  continuing operations..................    398,591    396,340    297,645    289,986    306,349
Total assets.............................  3,362,026  3,562,670  3,027,385  3,091,377  3,245,153
Long-term senior debt....................  2,311,151  2,475,617  2,065,575  2,211,296  2,220,370

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 15 of "Notes to Consolidated Financial Statements" which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 1999 AND 1998

    Net sales and revenues for the year ended May 31, 1999 increased $134.8 million, or 9.1%, over the prior year. The increase was attributable to improved performances from all operating segments, particularly the Energy Services Group reflecting a full year contribution from AIMCOR versus eight months last year, slightly offset by the disposition of JW Window Components, Inc. ("JWWC") during fiscal 1999. See Note 2 of "Notes to Consolidated Financial Statements" regarding the acquisition of AIMCOR and disposition of JWWC.

    Cost of sales, exclusive of depreciation, of $1,073.2 million was 79.5% of net sales versus $980.6 million and 80.7% in 1998. The percentage improvement principally reflected higher gross profit margins on pipe products, aluminum foil and sheet products, foundry coke and chemicals.

    Selling, general and administrative expenses of $168.7 million were 10.4% of net sales and revenues versus $156.4 million and 10.5% last year.

    Interest and amortization of debt expense was $185.0 million versus $193.6 million in 1998 as a result of lower interest rates and lower average outstanding debt balances. The average rate of interest in 1999 was 7.6% as compared to 8.0% in 1998. The average prime rate of interest was 8.0% and 8.5% in 1999 and 1998, respectively.

    The Company's effective tax rate from continuing operations in 1999 and 1998 differed from the statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition), which is not deductible for tax purposes. Additionally, in 1999, the Company's effective tax rate differed from the statutory rate as a result of a $9.8 million non-recurring tax benefit recognized on the sale of JWWC. See Note 7 of "Notes to Consolidated Financial Statements" for further discussion of income taxes.

    The discontinued operation reflects a loss, net of tax, of $17.9 million in fiscal 1999 compared to after tax income of $29.8 million in fiscal 1998. This loss reflects the costs associated with the shut down of Mine No. 3 of $53 million, partially offset by a $25 million gain resulting from a reduction in other postretirement benefits. See Note 3 of "Notes to Consolidated Financial Statements".

    Net income in 1999 was $35.6 million, including an after-tax loss of $17.9 million from the discontinued operations of Jim Walter Resources and an after-tax gain of $4.9 million from the sale of JWWC. This compared to net income of $56.2 million in 1998 which included an after-tax gain of $29.8 million from the discontinued operations of JWR and a $2.7 million extraordinary loss from the write-off of unamortized debt expense related to the early repayment of a $550.0 million credit facility in conjunction with the Company's acquisition of AIMCOR (see Note 8 of "Notes to Consolidated Financial Statements"). The Company's diluted earnings per share in 1999 were $.69 compared to $1.03 in 1998. Income from continuing operations in 1999 was $53.5 million ($1.04 per diluted share) compared to $29.1 million ($.53 per diluted share) in 1998 and reflects all of the factors discussed in the following segment analysis.

    Segment Analysis

    Homebuilding and Financing sales and revenues increased $11.8 million, or 2.6%, over the prior year. The increase reflects a higher average net selling price, from $48,700 in 1998 to $52,000 in 1999, an increase in the number of units sold, from 3,702 units in 1998 to 3,737 units in 1999, and greater time charge income (revenues received from Mid-State's instalment note portfolio), from $242.9 million in 1998 to $246.4 million in 1999. The higher average selling price primarily resulted from price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by Jim Walter Homes. The order backlog at May 31, 1999 was 2,683 units (all of which are expected to be completed by the end of fiscal 2000) compared to 1,883 units at May 31, 1998. The increase in time charge income resulted from increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $113.5 million (net of interest expense) was $14.0 million greater than the prior year, reflecting the increases in the average net selling price and number of homes sold, higher time charge income, lower interest expense in 1999 ($98.9 million) compared to the prior year ($116.0 million) and lower goodwill amortization in 1999 ($23.3 million) compared to 1998 ($23.9 million).

    Water Transmission Products sales and revenues increased $34.3 million, or 8.1%, over the prior year. The increase was the result of increased shipments of ductile iron pressure pipe, fittings, valves and hydrants and slightly higher average selling prices for ductile iron pressure pipe. Total shipments of 615,800 tons were 7.2% greater than the prior year. The order backlog of ductile iron pressure pipe at May 31, 1999 was 119,900 tons, representing approximately three months shipments, compared with 121,709 tons at May 31, 1998. Operating income of $33.0 million was $16.8 million greater than the prior year period. This performance was the result of improved gross profit margins realized due to lower raw material costs

(primarily scrap iron) and improved operating efficiencies combined with the previously mentioned increase in sales and revenues.

    Energy Services sales and revenues increased $75.3 million, or 26.3%, over the prior year's eight month contribution (see Note 2 of "Notes to Consolidated Financial Statements"). Operating income of $24.9 million exceeded the prior year by $3.9 million. Sales and earnings in the current year, however, were adversely impacted by a decline in U.S. and European steel production which affected pricing and demand for petroleum coke and specialty metal products, as well as from higher bulk handling costs at the Texas Gulf Coast terminals and services operations principally caused by equipment problems following intense tropical storm activity in that region during the fiscal second quarter.

    The Other segment's sales and revenues increased $12.3 million, or 3.8%, over the prior year. This increase was primarily due to improved shipments of aluminum foil and sheet products, foundry coke and chemicals, coupled with improved selling prices for foundry coke and slag fiber, partially offset by lower selling prices for aluminum foil and sheet products. Operating income of $26.2 million was $1.2 million greater than the prior year. The segment's performance reflects the sales increases and higher gross profit margins realized on aluminum foil and sheet products, foundry coke and chemicals, partially offset by the pre-tax loss on the sale of JWWC (see Note 2 of "Notes to Consolidated Financial Statements").

YEARS ENDED MAY 31, 1998 AND 1997

    Net sales and revenues for the year ended May 31, 1998 increased $311.9 million over the prior year, a 26.6% increase of which 24.4% was attributable to the acquisition of AIMCOR. The balance of the increase was the result of improved performances from all other operating segments.

    Cost of sales, exclusive of depreciation, of $980.6 million was 80.7% of net sales in 1998 versus $725.9 million and 79.1% in 1997. The percentage increase reflected lower gross profit margins realized on pipe products, aluminum products, furnace and foundry coke, slag fiber, chemicals and window components, partially offset by improved margins on home sales.

    Selling, general and administrative expenses of $156.4 million were 10.5% of net sales and revenues in 1998 versus $132.4 million and 11.3% in 1997. The dollar increase was primarily attributable to the acquisition of AIMCOR.

    Interest and amortization of debt expense was $193.6 million in 1998 versus $179.2 million in 1997, reflecting higher outstanding debt balances, primarily resulting from the AIMCOR acquisition. The average rate of interest in 1998 was 8.0%, compared to 8.1% in 1997. The prime rate of interest was 8.5% in 1998 compared to a range of 8.25% to 8.5% in 1997.

    The Company's effective tax rate in 1998 and 1997 differed from the statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition), which is not deductible for tax purposes. See Note 7 of "Notes to Consolidated Financial Statements" for further discussion of income taxes.

    After tax income from the discontinued operation increased from $20.6 million in 1997 to $29.8 in 1998 reflecting higher coal shipments and methane gas sales volumes combined with increased coal productivity which contributed to lower production costs, partially offset by the reduced coal and methane gas selling prices. Fiscal 1998 results also included a $8.0 million credit from settlement of insurance claims whereas fiscal 1997 results included a $10.0 million settlement of a legal claim related to a theft of coal inventory at the Port of Mobile, Alabama, partially offset by a $6.2 million charge relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program.

    Net income for the year ended May 31, 1998 was $56.2 million, including after-tax income of $29.8 million from the discontinued operations of Jim Walter Resources and a $2.7 million extraordinary loss from the write-off of unamortized debt expense related to the early repayment of a $550.0 million credit facility in conjunction with the Company's acquisition of AIMCOR (see
Note 8 of "Notes to

Consolidated Financial Statements"). The Company's diluted earnings per share were $1.03 compared to $.67 in 1997. Income from continuing operations in 1998 was $29.1 million ($.53 per diluted share) compared to $16.5 million ($.30 per diluted share) and reflects all of the factors discussed in the following segment analysis as well as the income contribution from the Energy Services, and lower postretirement benefits and provision for possible losses in 1998.

    Segment Analysis

    Homebuilding and Financing sales and revenues increased $8.7 million, or 2.0%, over the prior year. The increase reflects greater time charge income, from $231.4 million in 1997 to $242.9 million in 1998 and an increase in the average net selling price, from $47,500 in 1997 to $48,700 in 1998, partially offset by a decrease in the number of units sold, from 3,900 units in 1997 to 3,702 units in 1998. The increase in time charge income was attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. The higher average selling price was primarily attributable to price increases instituted during the year to compensate for higher building materials and labor costs. The decrease in unit sales resulted from intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Jim Walter Homes and its affiliated companies had 1,883 units in backlog at May 31, 1998 compared to 1,972 units at May 31, 1997. Operating income of $99.4 million (net of interest expense) was $14.7 million greater than the prior year, reflecting the higher time charge income, the increase in the average net selling price per home sold, an improved homebuilding gross profit margin, lower interest expense in 1998 ($116.0 million) as compared to the prior year ($119.0 million), and lower goodwill amortization in 1998 ($23.9 million) versus 1997 ($25.5 million), partially offset by the decrease in the number of homes sold.

    Water Transmission Products sales and revenues increased $6.6 million over the prior year, representing a 1.6% increase. The increase reflected greater shipments of ductile iron pressure pipe, valves and hydrants, partially offset by lower selling prices across most product lines, combined with lower sales volumes of fittings. Total shipments of 574,500 tons were 5.0% higher than the prior year, while average selling prices were 3.2% lower, reflecting intense competitive conditions related to the slow pace of funding for domestic infrastructure repair and replacement projects. The order backlog for ductile iron pressure pipe at May 31, 1998 was 121,709 tons compared with 108,341 tons at May 31, 1997. Operating income of $16.2 million was $.2 million below the prior year. This performance was the result of the lower selling prices and gross profit margins for ductile iron pressure pipe and fittings, partially offset by the previously mentioned increase in sales volumes.

    The Other segment's sales and revenues increased $11.4 million, or 3.7%, over the prior year. The increase was principally the result of greater shipments of aluminum foil and sheet products, foundry coke and slag fiber, combined with higher selling prices for aluminum foil and sheet products and furnace and foundry coke. These increases were partially offset by lower shipments of chemicals and window components. Operating income of $25.0 million was $1.3 million below the prior year, reflecting lower gross profit margins realized on aluminum foil and sheet products, furnace and foundry coke, slag fiber, chemicals and window components.

FINANCIAL CONDITION

    In fiscal 1999, total debt decreased by $168.1 million. In June 1998, an agreement was reached with Financial Security Assurance, Inc. to release approximately $121.6 million of funds held by Trust II, which were subject to retention at July 1, 1998. Such funds were utilized to pay down Trust IV indebtedness.

    On December 10, 1998, Mid-State purchased from Trust V instalment notes having a gross value of $858.7 million and an economic balance of $335.3 million. Mid-State subsequently sold these notes to Trust VII, a business trust organized by Mid-State. These sales were in exchange for the net proceeds from the public issuance of $313.5 million of Asset Backed Notes by Trust VII. Net proceeds from the public offering were primarily used to repay related asset-backed borrowings of $284.0 million under the Trust V warehouse facility. See Note 8 of "Notes to Consolidated Financial Statements."

    On May 27, 1999, Mid-State renewed its 364 day, $90 million Loan and Security Agreement with Kitty Hawk Funding Corporation. Proceeds from the additional borrowings in 1999 ($9.0 million) were utilized to pay down the Revolving Credit Facility. See Note 8 of "Notes to Consolidated Financial Statements."

    Borrowings under the Credit Facilities totaled $552.2 million at May 31, 1999. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. At May 31, 1999, letters of credit in the aggregate face amount of $24.5 million have been issued and swingline advances were $2.2 million. See Note 8 of "Notes to Consolidated Financial Statements."

    The Credit Facilities contain a number of significant covenants including maintaining specified financial ratios and complying with certain financial tests, including a fixed charge coverage ratio and a maximum leverage ratio. The borrowers fixed charge coverage ratio (the ratio of (a) EBITDA minus capital expenditures to (b) the sum of all required principal payments on outstanding indebtedness, interest expense and dividends paid) is required to be at least
1.25 to 1 at the end of each measurement period for the duration of the Credit Facilities. The borrowers are required to maintain a leverage ratio (the ratio of indebtedness to consolidated EBITDA (as defined in the Credit Facilities)) of not more than 3.25 to 1 at the end of each measurement period for the duration of the Credit Facilities. The Company was in compliance with these covenants at May 31, 1999. See Note 8 of "Notes to Consolidated Financial Statements."

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 1999.

    The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make material changes to their credit and collection policy. In addition, Mid-State is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, net of book overdrafts, were approximately $7.2 million at May 31, 1999. Operating cash flows for the year ended May 31, 1999, together with issuance of long-term debt under Trust VII and Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities, the Loan and Security Agreement and the use of available cash balances, were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and to purchase approximately 3.6 million shares of common stock. In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under its July 1998 stock repurchase program.

    Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at May 31, 1999 were not significant; however, it is estimated that gross capital expenditures for the Company's continuing operations for the fiscal year ending May 31, 2000 will approximate $75 million.

    Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by Jim

Walter Homes and its affiliates. It is anticipated that one or more permanent financings similar to the previous Mid-State asset-backed financings will be required over the next several years to repay borrowings under the Trust V Variable Funding Loan Agreement. The Company believes that, under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to an additional 400,000 shares of the Company's common stock, the amount remaining at May 31, 1999 under the current authorization.

MARKET RISK

    The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Loan and Security Agreement, Trust V Variable Funding Loan, and any future financing requirements.

    The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants, and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at May 31, 1999. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

    The Company is also subject to a limited amount of foreign currency risk, but does not currently engage in any significant foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than the U.S. dollar.

YEAR 2000

    Introduction

    The Company is currently working to resolve the potential impact of the Year 2000 ("Y2K") on the processing of date-sensitive information by the Company's computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The problems created by using abbreviated dates appear in hardware (such as microchips), operating systems and other software programs. The Company's Y2K compliance project is intended to determine the readiness of the Company's business for the year 2000 and to address the issues, if any, which were identified. The Company defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

    Description of Areas of Impact and Risk

    The Company has identified three areas where the Y2K issue creates risk to the Company: a) internal Information Technology ("IT") systems; b) non-IT systems with embedded chip technology and c) system capabilities of third party businesses with relationships with the Company, including product suppliers, customers, service providers (such as telephone, power, logistics, financial services) and other businesses whose failure to be Y2K compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

    Plan to Address Year 2000 Compliance

    The Company has established a Corporate Steering Committee (the "Committee") to coordinate solutions to Y2K issues for its information systems, non-IT systems with embedded chips and third party business trading partners. The Committee includes a representative from each subsidiary as well as a member of the Company's Law Department, the Director of Information Technology and the Chief Financial Officer. Each subsidiary also has a steering committee consisting of a representative on the Committee and other members from all functional areas of the respective subsidiary. The Committee has identified systems and applications that require modification and has evaluated alternative solutions. The Committee also developed a Y2K Standard that was issued to all subsidiaries and must be followed for Y2K compliance. Status conferences are held monthly and on-site progress reviews are held quarterly. The Company has two data centers which have installed Y2K-compliant mainframe equipment, operating systems and system software. Separate virtual machines within a computer have been installed for the purpose of testing. During the first calendar quarter of 1999, the Company conducted a detailed review of all Year 2000 remediation activities and associated required documentation to ensure that the process was on schedule.

    State of Readiness

    IT Systems--The initial inventory and prioritization process for the Company's IT systems was completed in 1998 with the current focus on remediation and testing. Approximately 80% of all identified IT system business components have been tested and are considered compliant as of May 31, 1999. Coding changes for all legacy systems have been completed and the final testing phase is in process. The Y2K test environment is fully functional. Compliance testing will continue through 1999 and will be completed by November 1999. All financial systems have been remediated, tested and were considered fully compliant as of May 31, 1999. Personal computer and other hardware compliant upgrades are 90% complete, with the remainder on order.

    Non-IT systems--Non-IT systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, conveyors, and other items containing a microprocessor or internal clock. The plan utilized by the Company for analysis of the IT systems was also used for non-IT systems. All identified non-IT systems have been tested and are considered compliant as of May 31, 1999.

    Material Third Parties--The Company has created an inventory of what it believes to be all material third parties with whom the Company has a business relationship. Y2K readiness surveys were sent to these third parties beginning in January 1998. The Company has reviewed the responses to these surveys to determine the Y2K readiness of these third parties. For those material third party suppliers, service providers and customers who fail to respond to the Company's survey, the Company is pursuing alternative means of obtaining Y2K readiness information, such as review of publicly available information published by such third parties. The Company plans to continue to review its third party relationships throughout the Y2K compliance program to ensure all material third party relationships are addressed.

    Contingency Planning and Risks

    Contingency plan guidelines have been developed by the Committee and provided to each subsidiary. Contingency plans are currently being prepared at all subsidiaries and are scheduled to be completed by October 1999. On-site reviews of written contingency plans were conducted in the second calendar quarter of 1999. While the Company believes that its approach to Y2K readiness is sound, it is possible that some business components may not be identified in the inventory, or that the scanning or testing process may not result in analysis and remediation of all source code. The Company will assume a third party is not Y2K ready if no Y2K verification is obtained and take action, as appropriate. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by the internal system or by the failure of third party providers to be Y2K ready to the extent possible. In the unlikely event of a Y2K issue, the Company's contingency plan focus is on employee safety, equipment safety and prompt business resumption.

    The failure to correct a material Y2K issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition.

    Cost of Project

    The overall budget for the Company's Y2K compliance effort is approximately $16.5 million. The project is 80% complete with the remaining 20% related to contingency planning, final testing of remediated applications and post-Y2K monitoring. Approximately $14.2 million or 86% of the project budget has been spent as of May 31, 1999.

EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union commenced conversion from their existing sovereign currencies to a new, single currency called the Euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the Euro will be established and the Euro will become the common legal currency of the participating countries by January 1, 2000. The Euro is trading on currency exchanges and is available for non-cash transactions. The participants are issuing sovereign debt exclusively in Euro and are redenominating outstanding sovereign debt. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of Euro until January 1, 2002. At that time, countries will issue new Euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002, completing the Euro conversion on this date. As of January 1, 1999, the participating countries no `longer control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, is being exercised by the new European Central Bank.

    The Company has established a plan to address issues raised by the Euro conversion. These issues, which are applicable to the operations of AIMCOR include but are not limited to: the competitive impact created by cross-border price transparency; the need for the Company and its business partners to adapt IT and non-IT systems to accommodate Euro-denominated transactions, and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations. As part of Phase I, the core IT system has been modified for Euro Currency compliance. The Company's European locations are currently processing Euro-compliant transactions. Phase II of the Euro Currency project focuses on the conversion effect to a Euro base currency. Phase II is scheduled to be complete by July 1, 2002. The project budget is approximately $183,000 of which approximately $143,000 has been spent.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 137--"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FAS No. 133" ("FAS 137") was issued in June 1999. This statement was issued to clarify implementation issues and allow a better understanding of the Financial Accounting Standards Board's intent regarding certain fundamental issues that pertain to the application of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 137 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company). Historically, the Company's only derivative instruments related to interest lock agreements (see Note 8 of "Notes to Consolidated Financial Statements").

Management of the Company believes the statement will not materially affect its performance or reporting.

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

UNAUDITED INTERIM FINANCIAL INFORMATION:
  (in thousands, except per share amounts)

                                                                        QUARTER ENDED
                                                        ----------------------------------------------
FISCAL YEAR 1999                                        AUGUST 31  NOVEMBER 30  FEBRUARY 28   MAY 31
------------------------------------------------------  ---------  -----------  -----------  ---------
Net sales and revenues................................  $ 408,552   $ 426,333    $ 352,577   $ 430,373
Gross profit..........................................     65,270      69,262       58,709      83,652
Income from continuing operations.....................     10,800      19,842        6,906      15,967
Income(loss) from discontinued operation..............     (1,763)       (107)     (17,832)      1,785
Net income............................................      9,037      19,735      (10,926)     17,752

Diluted earnings per share:
  Income from continuing operations...................        .20         .38          .14         .32
  Income (loss) from discontinued operation...........       (.03)         --         (.35)        .03
  Net income (loss)...................................        .17         .38         (.21)        .35

                                                                  QUARTER ENDED
                                                  ----------------------------------------------
                                                              NOVEMBER     FEBRUARY
FISCAL YEAR 1998                                  AUGUST 31      30*          28*       MAY 31*
------------------------------------------------  ---------  -----------  -----------  ---------
Net sales and revenues..........................  $ 299,886   $ 360,788    $ 376,959   $ 445,418
Gross Profit....................................     47,232      56,848       58,914      71,951
Income from continuing operations...............      6,300       5,978        1,496      15,299
Income (loss) from discontinued operation.......      7,765       6,663        6,212       9,191
Extraordinary item, net of tax..................         --      (2,663)          --          --
Net income......................................     14,065       9,978        7,708      24,490

Diluted earnings per share:
  Income from continuing operations.............        .11         .11          .03         .28
  Income (loss) from discontinued operation.....        .15         .12          .11         .17
  Extraordinary item............................         --        (.05)          --          --
  Net income....................................        .26         .18          .14         .45

------------------------

*Includes results from AIMCOR acquired with an effective date of September 30, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited interim financial information presented in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Proxy Statement (the "Proxy Statement") included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the "Commission") on August 30, 1999 under the Securities Exchange Act of 1934, as amended. Certain information with respect to executive officers is included in Part I, Item 4.

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

                                WALTER INDUSTRIES, INC.

August 27, 1999
                                /s/ ARTHUR W. HUGE
                                ---------------------------------------------
                                Arthur W. Huge, Executive Vice President
                                and Principal Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 27,      /s/ KENNETH E. HYATT *
1999            ----------------------------------------------
                Kenneth E. Hyatt, Chairman,
                Director and Principal Executive Officer

August 27,      /s/ RICHARD E. ALMY *
1999            ----------------------------------------------
                Richard E. Almy, Executive Vice President,
                Director and Principal Operating Officer

August 27,      /s/ HOWARD L. CLARK, JR. *
1999            ----------------------------------------------
                Howard L. Clark, Jr., Director

August 27,      /s/ PERRY GOLKIN *
1999            ----------------------------------------------
                Perry Golkin, Director

August 27,      /s/ JAMES L. JOHNSON *
1999            ----------------------------------------------
                James L. Johnson, Director

August 27,      /s/ MICHAEL T. TOKARZ *
1999            ----------------------------------------------
                Michael T. Tokarz, Director

August 27,      /s/ JAMES W. WALTER *
1999            ----------------------------------------------
                James W. Walter, Director

August 27,      /s/ DONALD N. BOYCE *
1999            ----------------------------------------------
                Donald N. Boyce, Director

August 27,      /s/ CHARLES E. LONG *
1999            ----------------------------------------------
                Charles E. Long, Director

August 27,      /s/ ARTHUR W. HUGE
1999            ----------------------------------------------
                Arthur W. Huge, Executive Vice President
                and Principal Financial Officer

August 27,      /s/ FRANK A. HULT
1999            ----------------------------------------------
                Frank A. Hult, Vice President, Controller
                and Principal Accounting Officer

*By:  /s/ FRANK A. HULT
      -------------------------
      Frank A. Hult
      Attorney-in-fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

Report of Independent Certified Public Accountants............  F-2

Consolidated Balance Sheets--May 31, 1999 and 1998............  F-3

Consolidated Statements of Operations for the Three Years
  Ended May 31, 1999..........................................  F-4

Consolidated Statements of Changes in Stockholders' Equity for
  the Three Years Ended May 31, 1999..........................  F-5

Consolidated Statements of Cash Flows for the Three Years
  Ended May 31, 1999..........................................  F-6

Notes to Consolidated Financial Statements....................  F-7 to F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Walter Industries, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
July 14, 1999

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         MAY 31,
                                                                                  ----------------------
                                                                                     1999        1998
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS,
                                                                                  EXCEPT SHARE AMOUNTS)
ASSETS
Cash and cash equivalents.......................................................  $   40,783  $   54,647
Short-term investments, restricted..............................................     145,658     244,173
Marketable securities...........................................................       4,803      39,064

Instalment notes receivable.....................................................   4,191,138   4,238,745
  Less - Allowance for possible losses                                               (25,813)    (26,221)
        Unearned time charges...................................................  (2,874,556) (2,894,459)
                                                                                  ----------  ----------
         Net....................................................................   1,290,769   1,318,065
Trade receivables...............................................................     196,734     192,235
  Less - Allowance for possible losses..........................................      (3,337)     (3,933)
                                                                                  ----------  ----------
         Net....................................................................     193,397     188,302
Other receivables...............................................................      14,996       9,445
Inventories
  Finished goods................................................................     152,806     158,276
  Goods in process..............................................................      44,178      36,876
  Raw materials and supplies....................................................      44,612      45,539
  Houses held for resale........................................................       3,377       3,153
                                                                                  ----------  ----------
    Total inventories...........................................................     244,973     243,844

Prepaid expenses................................................................       9,270       8,117
Property, plant and equipment, net..............................................     398,591     396,340
Investments.....................................................................       6,389       5,053
Deferred income taxes...........................................................      36,857      59,581
Unamortized debt expense........................................................      50,623      31,215
Other long-term assets..........................................................      40,613      38,419
Goodwill, net...................................................................     518,575     543,896
Assets held for disposition.....................................................     365,729     382,509
                                                                                  ----------  ----------
                                                                                  $3,362,026  $3,562,670
                                                                                  ----------  ----------
                                                                                  ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts.................................................................  $   33,579  $   24,867
Accounts payable................................................................     125,846     145,476
Accrued expenses................................................................     135,959     126,022
Income taxes payable............................................................      53,032      60,098
Short-term notes payable........................................................       2,200       5,800
Long-term senior debt
  Mortgage-backed/asset-backed notes............................................   1,758,151   1,886,167
  Other senior debt.............................................................     553,000     589,450
Accrued interest................................................................      25,670      27,147
Accumulated postretirement benefits obligation..................................     270,409     283,708
Other long-term liabilities.....................................................      61,261      54,848

Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,304,184 shares and 55,283,686 shares.............................         553         553
  Capital in excess of par value................................................   1,169,377   1,169,052
  Accumulated deficit...........................................................    (748,905)   (784,503)
  Treasury stock--4,992,292 shares and 1,398,092 shares, at cost................     (72,078)    (21,841)
  Cumulative foreign currency translation adjustment............................        (341)        (52)
  Excess of additional pension liability over unrecognized prior years service
    cost........................................................................      (5,621)     (4,122)
  Net unrealized depreciation in marketable securities..........................         (66)         --
                                                                                  ----------  ----------
    Total stockholders' equity..................................................     342,919     359,087
                                                                                  ----------  ----------
                                                                                  $3,362,026  $3,562,670
                                                                                  ----------  ----------
                                                                                  ----------  ----------

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED MAY 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              ---------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Sales and revenues:
  Net sales.................................................  $1,350,089 $1,215,564 $ 917,445
  Time charges..............................................    246,440    242,858    231,388
  Miscellaneous.............................................     21,306     24,629     22,350
                                                              ---------  ---------  ---------
                                                              1,617,835  1,483,051  1,171,183
                                                              ---------  ---------  ---------
Cost and expenses:
  Cost of sales.............................................  1,073,196    980,619    725,898
  Depreciation..............................................     44,559     40,716     35,410
  Selling, general and administrative.......................    168,711    156,441    132,380
  Postretirement benefits...................................      7,753      6,645     10,868
  Provision for possible losses.............................      1,745        676      3,340
  Interest and amortization of debt expense.................    184,997    193,580    179,180
  Amortization of goodwill..................................     43,118     40,352     36,615
  Loss on sale of subsidiary................................      4,907         --         --
                                                              ---------  ---------  ---------
                                                              1,528,986  1,419,029  1,123,691
                                                              ---------  ---------  ---------
Income from continuing operations before income tax
  expense...................................................     88,849     64,022     47,492
Income tax expense:
  Current...................................................    (14,053)       (17)    (3,106)
  Deferred..................................................    (21,281)   (34,932)   (27,882)
                                                              ---------  ---------  ---------
Income from continuing operations...........................     53,515     29,073     16,504
Income (loss) from discontinued operation, net of tax.......    (17,917)    29,831     20,613
Extraordinary loss on early extinguishment of debt
  (net of income tax benefit of $1,434).....................         --     (2,663)        --
                                                              ---------  ---------  ---------
Net income..................................................  $  35,598  $  56,241  $  37,117
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

Basic income (loss) per share:
  Income from continuing operations.........................  $    1.04  $     .54  $     .30
  Income (loss) from discontinued operation.................       (.35)       .55        .38
  Extraordinary item........................................         --       (.05)        --
                                                              ---------  ---------  ---------
    Net income..............................................  $     .69  $    1.04  $     .68
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Diluted income (loss) per share:
  Income from continuing operations.........................  $    1.04  $     .53  $     .30
  Income (loss) from discontinued operation.................       (.35)       .55        .37
  Extraordinary item........................................         --       (.05)        --
                                                              ---------  ---------  ---------
    Net income..............................................  $     .69  $    1.03  $     .67
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                ACCUMULATED
                                                                                   OTHER                     CAPITAL
                                                COMPREHENSIVE   ACCUMULATED    COMPREHENSIVE     COMMON        IN       TREASURY
                                      TOTAL        INCOME         DEFICIT         INCOME          STOCK      EXCESS       STOCK
                                    ---------  ---------------  ------------  ---------------  -----------  ---------  -----------
Balance at May 31, 1996...........  $ 276,694                    $ (877,861)     $  (5,326)     $     549   $1,159,332  $      --
Comprehensive income
  Net income......................     37,117     $  37,117          37,117
  Other comprehensive income, net
    of tax:
    Excess of additional pension
      liability...................        670           670                            670
                                               ---------------
Comprehensive income..............                $  37,787
                                               ---------------
                                               ---------------
Stock issued in lieu of qualified
  securities......................      5,375                                                           2       5,373
Canceled shares...................       (431)                                                                   (431)
Fractional share payments.........        (13)                                                                    (13)
                                    ---------                   ------------       -------          -----   ---------  -----------

Balance at May 31, 1997...........    319,412                      (840,744)        (4,656)           551   1,164,261          --
Comprehensive income
  Net income......................     56,241     $  56,241          56,241
  Other comprehensive income, net
    of tax:
    Foreign currency translation
      adjustment..................        (52)          (52)                           (52)
    Excess of additional pension
      liability...................        534           534                            534
                                               ---------------
Comprehensive income..............                $  56,723
                                               ---------------
                                               ---------------
Stock issued from option
  exercises.......................      4,793                                                           2       4,791
Purchases of treasury stock.......    (21,841)                                                                            (21,841)
                                    ---------                   ------------       -------          -----   ---------  -----------

Balance at May 31, 1998...........    359,087                      (784,503)        (4,174)           553   1,169,052     (21,841)
Comprehensive income
  Net income......................     35,598     $  35,598          35,598
Other comprehensive income, net of
  tax:
    Net unrealized depreciation in
      marketable securities.......        (66)          (66)                           (66)
    Foreign currency translation
      adjustment..................       (289)         (289)                          (289)
    Excess of additional pension
      liability...................     (1,499)       (1,499)                        (1,499)
                                               ---------------
Comprehensive income..............                $  33,744
                                               ---------------
                                               ---------------
Stock issued from option
  exercises.......................        325                                                                     325
Purchases of treasury stock.......    (50,237)                                                                            (50,237)
                                    ---------                   ------------       -------          -----   ---------  -----------

Balance at May 31, 1999...........  $ 342,919                    $ (748,905)     $  (6,028)     $     553   $1,169,377  $ (72,078)
                                    ---------                   ------------       -------          -----   ---------  -----------
                                    ---------                   ------------       -------          -----   ---------  -----------

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED MAY 31,
                                                                                     --------------------------------
                                                                                       1999        1998       1997
                                                                                     ---------  ----------  ---------
                                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income.......................................................................  $  35,598  $   56,241  $  37,117
  Charges to income from continuing operations not affecting cash:
    Depreciation...................................................................     44,559      40,716     35,410
    Provision for deferred income taxes............................................     21,281      34,932     27,882
    Accumulated postretirement benefits obligation.................................    (13,299)     14,749     21,132
    Provision for other long-term liabilities......................................      4,489         694      1,336
    Amortization of goodwill.......................................................     43,118      40,352     36,615
    Amortization of debt expense...................................................      6,785       6,624      6,914
    Loss on sale of subsidiary.....................................................      4,907          --         --
    Extraordinary loss on early extinguishment of debt (net of income tax
     benefit)......................................................................         --       2,663         --
                                                                                     ---------  ----------  ---------
                                                                                       147,438     196,971    166,406
  Decrease (increase) in assets, net of effects from acquisitions and dispositions:
    Short-term investments, restricted.............................................     98,515     (51,554)    23,116
    Marketable securities..........................................................     34,195       2,158    (20,939)
    Instalment notes receivable, net (a)...........................................     27,296      15,869     (3,781)
    Trade and other receivables, net...............................................     (9,334)    (12,025)     1,056
    Inventories....................................................................     (7,037)        968      5,507
    Prepaid expenses...............................................................     (1,139)       (322)       399
    Deferred income taxes..........................................................         --          --     21,411
    Assets of discontinued operation...............................................     16,780     (10,608)   (11,932)
  Increase (decrease) in liabilities, net of effects from acquisitions and dispositions:
    Book overdrafts................................................................      8,712        (656)    (2,671)
    Accounts payable...............................................................    (22,372)     14,057     14,850
    Accrued expenses...............................................................      6,407     (21,412)    11,937
    Income taxes payable...........................................................     (7,825)      1,258      2,646
    Accrued interest...............................................................     (1,477)      3,927     (5,599)
                                                                                     ---------  ----------  ---------
      Cash flows from operating activities.........................................    290,159     138,631    202,406
                                                                                     ---------  ----------  ---------
INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements and effects from
     acquisitions and dispositions.................................................    (52,016)    (65,060)   (43,069)
    Decrease (increase) in investments and other assets, net of effects from
     acquisitions and dispositions.................................................     (3,472)      2,169      1,360
    Acquisitions, net of cash acquired.............................................    (18,953)   (386,319)        --
    Proceeds from sale of subsidiary...............................................     14,878          --         --
                                                                                     ---------  ----------  ---------
      Cash flows used in investing activities......................................    (59,563)   (449,210)   (41,709)
                                                                                     ---------  ----------  ---------
FINANCING ACTIVITIES
    Issuance of short-term notes payable and long-term
      senior debt..................................................................    658,859   1,550,500    159,000
    Retirement of long-term senior debt............................................   (826,925) (1,185,198)  (304,721)
    Additions to unamortized debt expense..........................................    (26,193)    (19,143)      (159)
    Purchases of treasury stock....................................................    (50,237)    (21,841)        --
    Exercise of employee stock options.............................................        325       4,793         --
    Disposition of liabilities subject to Chapter 11 proceedings...................         --          --      3,427
    Fractional share payments......................................................         --          --        (13)
                                                                                     ---------  ----------  ---------
      Cash flows from (used in) financing activities...............................   (244,171)    329,111   (142,466)
                                                                                     ---------  ----------  ---------
EFFECT OF EXCHANGE RATE ON CASH....................................................       (289)        389         --
                                                                                     ---------  ----------  ---------
Net increase (decrease) in cash and cash equivalents...............................    (13,864)     18,921     18,231
Cash and cash equivalents at beginning of year.....................................     54,647      35,726     17,495
                                                                                     ---------  ----------  ---------
Cash and cash equivalents at end of year...........................................  $  40,783  $   54,647  $  35,726
                                                                                     ---------  ----------  ---------
                                                                                     ---------  ----------  ---------

------------------------------

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $170,503 and $171,081 and $173,418 and cash collections on account and payouts in advance of maturity of $197,799, $186,950 and $169,637 for the years ended May 31, 1999, 1998 and 1997, respectively.

SUPPLEMENTAL DISCLOSURES:
    Interest paid..................................................................  $ 181,073  $ 183,866  $ 179,749
    Income taxes paid..............................................................     10,211      7,331      5,598
    Income tax refunds.............................................................         --         --     21,411

         See accompanying "Notes to Consolidated Financial Statements"

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

PRINCIPLES OF CONSOLIDATION

    The Company is a diversified holding company with three reportable segments:
Homebuilding and Financing, Water Transmission Products and Energy Services. Through these operating segments and other operations, the Company offers a diversified line of products and services primarily including home construction and financing, ductile iron pressure pipe, alloys, metals, petroleum coke distribution and refinery outsourcing services, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber. The Company's coal mining and methane gas subsidiary, Jim Walter Resources, Inc. ("JWR"), has been classified as a discontinued operation (see Note 3 for further discussion). The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated. In addition, certain reclassifications of prior year amounts have been made in the accompanying consolidated financial statements in order to conform with the fiscal 1999 presentation. Current and prior year financial statements have been revised to reflect the reclassification of JWR financial information.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries included in Energy Services are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in selling, general and administrative expenses.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, instalment notes receivable and trade receivables.

    The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at May 31, 1999, 22%, 13%,

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--RECENT HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
10% and 10% (20%, 12%, 10% and 10% in 1998) are secured by homes located in the states of Texas, Mississippi, Florida and Alabama respectively. The Company believes the potential for incurring material losses related to these credit risks is remote.

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

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

    Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115--"Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values which approximate cost at May 31, 1998. The unrealized depreciation is reflected in stockholders' equity, net of tax, at May 31, 1999.

INVENTORIES

    Inventories are valued at the lower of cost or market using either the first-in, first-out ("FIFO") or average cost method of accounting.

GOODWILL

    Goodwill acquired in connection with the acquisition of Original Jim Walter is being amortized over periods ranging up to 20 years. Goodwill acquired in connection with the acquisition of Applied Industrial Materials Corporation ("AIMCOR") is being amortized over 35 years. Goodwill acquired in connection with all other acquisitions is being amortized over 15 years. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. The Company measures impairment of goodwill and other long-term assets based upon estimated future undiscounted cash flows from operations of the related business unit. At May 31, 1999 and 1998, the accumulated amortization of goodwill was approximately $570.0 million and $524.6 million, respectively. At May 31, 1999, the net unamortized balance of goodwill and other long-term assets were not considered to be impaired.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--RECENT HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
DEPRECIATION

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

Land improvements.......................................  3-30 years
Buildings...............................................  5-50 years
Leasehold improvements..................................  Over term of lease
Mine development costs..................................  Over life of mine
Machinery and equipment.................................  3-20 years

    Depletion of minerals is provided based on estimated recoverable quantities.

CAPITALIZED INTEREST

    The Company has capitalized interest on qualifying properties in accordance with Statement of Financial Accounting Standards No. 34--"Capitalization of Interest Cost". Interest capitalized for the years ended May 31, 1999, 1998 and 1997 was immaterial.

OPERATING LEASES

    Rent expense was $19.9 million, $13.7 million and $12.0 million for the years ended May 31, 1999, 1998 and 1997, respectively. Future minimum payments under noncancelable operating leases at May 31, 1999 are: 2000, $18.4 million; 2001, $14.3 million; 2002, $12.1 million; 2003, $6.6 million; and 2004, $2.9 million.

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

EARNINGS PER SHARE

    Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration of common

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--RECENT HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) stock equivalents. Diluted earnings per share includes the number of shares issuable on the exercise of dilutive employee stock options less the number of shares of common stock that could have been purchased with the proceeds from the exercise of such options.

COMPREHENSIVE INCOME

    Effective for the fiscal year ended May 31, 1999, the Company adopted FAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of unrealized depreciation in marketable securities, changes in cumulative foreign currency translation adjustment and excess of additional pension liability. The deferred income taxes related to the cumulative foreign currency translation adjustment for the years ended May 31, 1999, 1998 and 1997 was not significant.

NOTE 2--ACQUISITIONS AND DIVESTITURE

    Effective September 23, 1998, Jim Walter Homes, Inc., the Company's homebuilding subsidiary, acquired Texas-based homebuilder Dream Homes, Inc. On February 26, 1999, Jim Walter Homes, Inc. acquired Crestline Homes, Inc., a modular homebuilder, located in Laurinburg, North Carolina. These acquisitions did not materially affect the operating results of the Company.

    On October 1, 1998, the Company sold the assets of the window balance operations of JW Window Components, Inc. ("JWWC"). On November 23, 1998, the Company sold the outstanding capital stock of JWWC, which comprised the roll form and screen products operations. These transactions completed the Company's divestiture of JWWC. The Company recorded a pre-tax loss of $4.9 million and a tax benefit of $9.8 million on the sale of JWWC. This divestiture did not materially affect the operating results of the Company.

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

    The following unaudited results of operations reflect the effect on the Company's operations as if the acquisition of AIMCOR had occurred as of June 1, 1997 (in thousands, except per share amounts).

                                                                                   YEAR ENDED
                                                                                  MAY 31, 1998
                                                                                  ------------
Net sales and revenues..........................................................   $1,640,562
Income from continuing operations...............................................       34,059
Net income......................................................................       61,227
Basic income per share..........................................................         1.14
Diluted income per share........................................................         1.13

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 2--ACQUISITIONS AND DIVESTITURE (CONTINUED)
    The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of June 1, 1997, nor are they necessarily indicative of future operating results.

NOTE 3--DISCONTINUED OPERATION

    In February 1999 (the "measurement date"), a decision was made to dispose of JWR, the Company's coal mining and methane gas subsidiary. The Company expects to complete the disposition within calendar 1999. As a result, the operations of JWR have been classified as a discontinued operation in the consolidated financial statements. JWR comprised substantially all of the Company's previously reported Natural Resources operating segment. In February 1999, a decision was also made to shut down Blue Creek Mine No. 3 ("Mine No. 3"). The estimated costs to shut down the mine approximated $53 million. In addition, the Company realized a $25 million pre-tax gain from a reduction in JWR's postretirement benefit obligation (see Note 9). Both of the above items were recorded in the fiscal 1999 third quarter, net of taxes, within the results of discontinued operation prior to the measurement date.

    The following is a summary of the operating results of JWR (in thousands):

                                                                   PRIOR TO MEASUREMENT DATE
                                              -------------------------------------------------------------------
                                                                                              YEARS ENDED
                                              THREE MONTHS ENDED   NINE MONTHS ENDED   --------------------------
                                                 MAY 31, 1999        FEB. 28, 1999     MAY 31, 1998  MAY 31, 1997
                                              -------------------  ------------------  ------------  ------------
Sales and revenues..........................      $    59,252         $    237,056      $  354,149    $  335,878
Costs and expenses..........................           58,775              274,763         320,465       313,272
                                                      -------             --------     ------------  ------------
Income (loss) before tax....................              477              (37,707)         33,684        22,606
Income tax benefit (expense)................            1,308               18,005          (3,853)       (1,993)
                                                      -------             --------     ------------  ------------
Income (loss) from discontinued operation...      $     1,785         $    (19,702)     $   29,831    $   20,613
                                                      -------             --------     ------------  ------------
                                                      -------             --------     ------------  ------------

    The assets of JWR have been segregated on the balance sheet from their historical classification to separately identify them as assets held for disposition. Such amounts are summarized as follows (in thousands):

                                                                                             MAY 31,     MAY 31,
                                                                                               1999        1998
                                                                                            ----------  ----------
Cash and cash equivalents.................................................................  $       58  $       62
Short-term investments, restricted........................................................       3,491       3,290
Trade and other receivables, net..........................................................      28,476      26,944
Inventories...............................................................................      61,434      55,210
Prepaid expenses..........................................................................      10,056       4,039
Property, plant and equipment, net........................................................     235,655     276,008
Deferred income taxes.....................................................................      33,093      24,828
Investments and other long-term assets....................................................      (6,534)     (7,872)
                                                                                            ----------  ----------
  Total Assets Held for Disposition.......................................................  $  365,729  $  382,509
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--DISCONTINUED OPERATION (CONTINUED)
    The liabilities of JWR, aggregating approximately $247.6 million at May 31, 1999, have not been classified separately pending determination of the form and structure of disposition. Management does not presently anticipate a loss on the ultimate disposition.

NOTE 4--RESTRICTED SHORT-TERM INVESTMENTS

    Restricted short-term investments at May 31, 1999 and 1998 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V, VI and VII (the "Trusts") ($115.9 million and $125.3 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which are subject to retention ($17.1 million and $106.9 million, respectively) and (iii) miscellaneous other segregated accounts restricted to specific uses ($12.7 million and $12.0 million, respectively). In June 1998, an agreement was reached with Financial Security Assurance Inc. to release approximately $121.6 million of funds held by Trust II which were subject to retention at July 1, 1998. Such funds were utilized to pay down Trust IV indebtedness.

NOTE 5--INSTALMENT NOTES RECEIVABLE

    Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments, primarily over periods of 12 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes, Inc. ("Jim Walter Homes") and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment loans at either an 8.5% or 10% annual percentage rate, without points or closing costs. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.29% and 3.06% of total instalment notes receivable at May 31, 1999 and 1998, respectively. The allowance for possible losses as a percentage of net instalment notes receivable was approximately 2.0% in both years which reflects management's assessment of the amount necessary to provide against future loss in the portfolio.

    Mid-State Homes, Inc. ("Mid-State") purchases instalment notes from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates and services such instalment notes. Mid-State Trust II ("Trust II"), Mid-State Trust III ("Trust III"), Mid-State Trust IV ("Trust IV"), Mid-State Trust VI ("Trust VI") and Mid-State Trust VII ("Trust VII") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust III, Trust IV, Trust VI, and Trust VII. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust III, Trust IV, Trust VI and Trust VII, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, III, IV, VI, and VII for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized as a warehouse facility to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5--INSTALMENT NOTES RECEIVABLE (CONTINUED)
    The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):

                                     MAY 31, 1999                      MAY 31, 1998
                           --------------------------------  --------------------------------
                           GROSS BALANCE  ECONOMIC BALANCE   GROSS BALANCE  ECONOMIC BALANCE
                           -------------  -----------------  -------------  -----------------
Trust II.................   $   617,265     $     398,932     $   784,641     $     502,034
Trust III................       257,751           145,573         310,526           171,071
Trust IV.................     1,219,063           561,602       1,416,842           635,678
Trust V..................       332,938           126,188         673,043           261,986
Trust VI.................       925,677           379,118       1,050,695           419,430
Trust VII................       817,339           323,210              --                --
Unpledged................        21,105             8,113           2,998             1,329
                           -------------  -----------------  -------------  -----------------
  Total..................   $ 4,191,138     $   1,942,736     $ 4,238,745     $   1,991,528
                           -------------  -----------------  -------------  -----------------
                           -------------  -----------------  -------------  -----------------

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

    At May 31, 1999, instalment payments estimated to be receivable within each of the next five fiscal years and thereafter are as follows (in thousands):

2000............................................................  $ 267,928
2001............................................................    262,448
2002............................................................    256,949
2003............................................................    249,205
2004............................................................    240,030
Thereafter......................................................  2,914,578
                                                                  ---------
                                                                  $4,191,138
                                                                  ---------
                                                                  ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows (in thousands):

                                                                              MAY 31,
                                                                      ------------------------
                                                                         1999         1998
                                                                      -----------  -----------
Land and minerals...................................................  $    77,928  $    77,551
Land improvements...................................................       20,403       20,113
Buildings and leasehold improvements................................      130,217      124,556
Machinery and equipment.............................................      503,773      471,109
Construction in progress............................................       19,808       29,576
                                                                      -----------  -----------
  Gross.............................................................      752,129      722,905
  Less: Accumulated depreciation....................................     (353,538)    (326,565)
                                                                      -----------  -----------
  Net...............................................................  $   398,591  $   396,340
                                                                      -----------  -----------
                                                                      -----------  -----------

NOTE 7--INCOME TAXES

    Income tax expense (benefit) from continuing operations consists of the following components (in thousands):

                                            FOR THE YEARS ENDED MAY 31,
                         ------------------------------------------------------------------
                                 1999                  1998                   1997
                         --------------------  --------------------  ----------------------
                          CURRENT   DEFERRED    CURRENT   DEFERRED     CURRENT    DEFERRED
                         ---------  ---------  ---------  ---------  -----------  ---------
Federal................  $  11,310  $  21,290  $  (3,545) $  34,883   $   1,064   $  28,250
State and local........      1,637         (9)     1,639         49       2,042        (368)
Foreign................      1,106         --      1,923         --          --          --
                         ---------  ---------  ---------  ---------  -----------  ---------
  Total................  $  14,053  $  21,281  $      17  $  34,932   $   3,106   $  27,882
                         ---------  ---------  ---------  ---------  -----------  ---------
                         ---------  ---------  ---------  ---------  -----------  ---------

    The income tax expense (benefit) from continuing operations at the Company's effective tax rate differed from the statutory rate as follows:

                                                              FOR THE YEARS ENDED
                                                                    MAY 31,
                                                        -------------------------------
                                                          1999       1998       1997
                                                        ---------  ---------  ---------
Statutory tax rate....................................       35.0%      35.0%      35.0%
Effect of:
  State and local income tax..........................        1.2        1.7        2.3
  Amortization of goodwill............................       13.4       19.3       27.0
  Foreign sales corporation benefit...................        (.2)       (.5)        --
  Capital loss on sale of subsidiary..................       (9.1)        --         --
  Other, net..........................................        (.5)       (.9)        .9
                                                              ---        ---        ---
Effective tax rate from continuing operations.........       39.8%      54.6%      65.2%
                                                              ---        ---        ---
                                                              ---        ---        ---

    The discontinued operation is reported net of tax expense (benefit) of $(19,313), $3,853 and $1,993 for 1999, 1998 and 1997, respectively. The effective tax rate for the discontinued operation differs from the statutory rate primarily as a result of utilizing percentage depletion for income tax purposes. In fiscal 1998,

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES (CONTINUED)
the income tax benefit related to the extraordinary item approximated the statutory rate and is deferred federal income tax.

    Deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                MAY 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Bad debts...............................................  $ (10,832) $ (10,712)
Instalment sales method for instalment notes receivable
  in prior years........................................     15,774     21,268
Depreciation and amortization...........................     37,739     30,569
Difference in basis of assets under purchase
  accounting............................................     14,922     17,253
Net operating loss/capital loss/credit carryforwards....    (26,661)   (51,214)
Accrued expenses........................................    (22,495)   (22,978)
Postretirement benefits other than pensions.............    (49,155)   (47,294)
Pensions................................................      3,851      3,527
                                                          ---------  ---------
  Total deferred tax (asset)............................  $ (36,857) $ (59,581)
                                                          ---------  ---------
                                                          ---------  ---------

    The Revenue Act of 1987 eliminated the instalment sales method of tax reporting for instalment sales afte r December 31, 1987.

    The change in the deferred tax accounts during fiscal 1999 includes a purchase accounting adjustment of $1.6 million for the AIMCOR acquisition. Deferred tax assets of $33,093 and $24,828 at May 31, 1999 and 1998, respectively, are included in assets held for disposition (see Note 3). The Company believes that it is more likely than not that the total deferred tax asset will be realized through taxable earnings or alternative tax strategies; therefore, a valuation allowance is not warranted.

    The Company's net operating loss carryforward at May 31, 1999 approximates $30.9 million, which will expire in fiscal 2010. The Company's minimum tax credit carryforward at May 31, 1999 approximates $13.2 million. The Company's foreign tax credit carryforward at May 31, 1999 approximates $.4 million which will expire in fiscal 2003. The Company's capital loss carryforward at May 31, 1999 approximates $6.3 million which will expire in fiscal 2004. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of loss and credit carryforwards.

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. Proofs of claim have been filed by the Internal Revenue Service ("IRS") for taxes, interest and penalties in the total amount of $347.3 million with respect to fiscal years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The claims for fiscal years ended May 31, 1993 and May 31, 1994 do not reflect tentative net operating carryback allowances in the amount of $21.4 million. These proofs of claim represent total adjustments to taxable income of approximately $507.2 million for all tax periods at issue. The Company has filed objections to the proofs of claim, and the various issues are being litigated in the Bankruptcy Court. By joint stipulation between the IRS and the Company, confirmed by Order of the Bankruptcy Court dated January 3, 1997, the IRS conceded an issue involving an adjustment to taxable income of approximately $51.0 million for hedging losses incurred during fiscal year 1988. Also by joint stipulation, confirmed by Order of the Bankruptcy Court dated March 10, 1998, the IRS has conceded an issue involving adjustments to taxable income of approximately $127.0 million for amortization deductions

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES (CONTINUED)
related to certain debt issuance costs for tax years 1988 through 1991. The Company believes that the balance of such proofs of claim are substantially without merit and intends to defend vigorously such claims, but there can be no assurance as to the ultimate outcome. The Company's U. S. federal income tax returns for the fiscal years ended May 31, 1995 and 1996 are currently being audited by the IRS.

NOTE 8--DEBT

    Long-term debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

                                                             MAY 31,
                                                       --------------------
                                                         1999       1998
                                                       ---------  ---------
Senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility........................  $ 125,000  $ 135,000
    Term Loan........................................    425,000    450,000
    Other............................................      3,000      4,450
                                                       ---------  ---------
                                                         553,000    589,450
                                                       ---------  ---------
  Mid-State Trusts
    Loan & Security Agreement........................     89,300     80,300
    Trust II Mortgage-Backed Notes...................    258,400    323,000
    Trust III Asset Backed Notes.....................     48,576     85,145
    Trust IV Asset Backed Notes......................    590,783    774,024
    Trust V Variable Funding Loan....................    105,000    218,000
    Trust VI Asset Backed Notes......................    359,342    405,698
    Trust VII Asset Backed Notes.....................    306,750         --
                                                       ---------  ---------
                                                       1,758,151  1,886,167
                                                       ---------  ---------
      Total..........................................  $2,311,151 $2,475,617
                                                       ---------  ---------
                                                       ---------  ---------

    In conjunction with the closing of the AIMCOR acquisition on October 15, 1997, the Company completed an $800.0 million financing with Bank of America (as successor to NationsBank, National Association) and other lenders. The financing consisted of a $350.0 million revolving credit facility ("Revolving Credit Facility") and a $450.0 million six-year term loan (the "Term Loan"), (collectively, the "Credit Facilities"). Proceeds from the financing were used to (a) finance the acquisition of AIMCOR, (b) pay transaction costs, (c) provide ongoing working capital, and (d) repay outstanding indebtedness under a $550.0 million credit facility. The Company recorded an extraordinary loss of $4.1 million ($2.7 million net of income tax benefit) during fiscal 1998 consisting of a write-off of unamortized debt expense related to the early repayment of the $550.0 million credit facility.

    The Credit Facilities are secured by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings Corporation and its sole subsidiary Mid-State. Net cash proceeds from (a) asset sales where the aggregate consideration received (on a cumulative basis from October 15, 1997) exceeds $20.0 million and the cumulative amount of such proceeds from such sales since the most recent preceding prepayment equals or exceeds $5.0 million, (b) each Permitted Receivables Securitization (as defined in the Credit Facilities) or (c) the issuance of Consolidated Indebtedness (as

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
defined in the Credit Facilities) permitted thereunder must be applied to permanently reduce the Credit Facilities. There have been no such reductions to date. Interest, at the option of the Company, is at (i) the greater of (a) the prime rate, or (b) the federal funds effective rate plus .50% or (ii) a LIBOR rate plus an Applicable Margin (as defined in the Credit Facilities) of .50% to 1.25% (based upon a leverage ratio pricing grid). At May 31, 1999, the weighted average interest rate was 6.02%.

    The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. A commitment fee ranging from .175% to
 .30% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The fee for outstanding letters of credit is priced at the Applicable Margin less .125%. At May 31, 1999, letters of credit in the aggregate face amount of $24.5 million have been issued and swingline advances outstanding were $2.2 million. The Revolving Credit Facility is due October 15, 2003.

    Scheduled principal payments on the Term Loan in each of the five years from May 31, 1999 are $50 million, $75 million, $75 million, $100 million, and $125 million, respectively.

    On May 27, 1999, Mid-State renewed its 364-day, $90.0 million Loan and Security Agreement with Kitty Hawk Funding Corporation, an affiliate of Bank of America (as successor to NationsBank) as lender and as agent and bank investor. Advances under the Loan and Security Agreement are secured by Mid-State's beneficial interest in Trust III and evidenced by a variable funding note. The proceeds from the borrowings outstanding at May 31, 1999 and 1998 were used to pay down the Revolving Credit Facility. Future proceeds will be used for general corporate purposes. The facility currently matures on May 25, 2000, but provides for extensions of the maturity through May 31, 2002. Accordingly, the $89.3 million of borrowings outstanding at May 31, 1999 have been classified as long-term debt. Principal payments are required on any day in which the outstanding principal amount of all advances under the Loan and Security Agreement exceed the borrowing base. Additionally, commencing on May 31, 2001, Mid-State is required to prepay $1.5 million on May 31, August 31, November 30, and February 28. The outstanding principal of all advances must be paid when the facility is terminated. Interest must be paid on the last day of each tranche period at either the commercial paper rate, the prime rate or the LIBOR rate plus .47% as determined by Mid-State and approved by the lender. The advances under the Loan and Security Agreement are to be satisfied solely from the assets of Mid-State and are non-recourse to the Company and any of its other subsidiaries.

    The Trust II Mortgage-Backed Notes were issued in five classes in varying principal amounts. Four of the classes have been fully repaid. The remaining class, A4 ("Class A4 Notes"), bears interest at the rate of 9.625%. Interest on the notes is payable quarterly on January 1, April 1, July 1 and October 1 (each a "Payment Date"). On each Payment Date, regular scheduled principal payments will be made on the Class A4 Notes until maturity on April 1, 2003. Class A4 Notes are subject to special principal payments and may be subject to optional redemption under specified circumstances. The scheduled principal amount of notes maturing in each of the four years from May 31, 1999 is $64.6 million.

    The Trust III Asset Backed Notes bear interest at 7.625%, constitute a single class and have a final maturity date of April 1, 2022. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust III expenses.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
    The Trust IV Asset Backed Notes bear interest at 8.33%, constitute a single class and have a final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral and distributions from Trust II, less amounts paid for interest on the notes and Trust IV expenses.

    On March 3, 1995, Trust V entered into the three-year $500.0 million Variable Funding Loan Agreement with Enterprise Funding Corporation, an affiliate of Bank of America (as successor to NationsBank) as lender and as Administrative Agent. The agreement was amended to reduce the facility to $400.0 million effective July 31, 1997. This facility is an evergreen facility renewable on an annual basis. Periodic paydowns occur from the proceeds of permanent financings. Accordingly, the $105.0 million of borrowings outstanding at May 31, 1999 have been classified as long-term debt. The facility currently matures on September 29, 1999. Interest is based on the cost of A-1 and P-1 rated commercial paper which was 4.9% at May 31, 1999 plus .35%. The facility fee on the maximum net investment is .15%.

    The Trust VI Asset Backed Notes were issued in four classes, bear interest rates ranging from 7.34% to 7.79% and have a final maturity on July 1, 2035. Payments are made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses.

    On December 10, 1998, Mid-State Homes purchased from Trust V instalment notes having a gross value of $858.7 million and an economic balance of $335.3 million. Mid-State subsequently sold these notes to Trust VII, a business trust organized by Mid-State. These sales were in exchange for the net proceeds from the public issuance of $313.5 million of Asset Backed Notes by Trust VII ("Trust VII Asset Backed Notes"). The notes were issued in a single class and bear interest at 6.34% payable quarterly beginning March 15, 1999. The notes have a final maturity of December 1, 2036. Payments are made quarterly on December 15, March 15, June 15, and September 15 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VII expenses. The $313.5 million in proceeds were primarily used to repay related asset-backed borrowings of $284.0 million under the Trust V warehouse facility. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc., which owned 2.8 million shares of the Company's common stock at May 31, 1999, served as an underwriter in connection with the public issuance of the Trust VII Asset Backed Notes and received underwriting commissions and fees of $.8 million.

    The Company periodically uses interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. During fiscal 1998, the Company entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt which was anticipated to be issued in the second quarter of fiscal 1999. The lock agreements had a total notional amount of $250.0 million and had a weighted-average interest rate of 5.57%. Approximately $100.0 million notional amount of interest rate lock agreements were held by Lehman Brothers, Inc. These agreements were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and are being amortized to interest expense over the life of Trust VII Asset Backed Notes. Additionally, the interest rate lock agreements in effect during fiscal 1997 were terminated on June 11, 1997. The losses incurred ($8.6 million) have been deferred and are being amortized to interest expense over the life of Trust VI Asset Backed Notes. There were no interest rate lock agreements at May 31, 1999.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--DEBT (CONTINUED)
    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including a fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with these covenants at May 31, 1999.

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 1999.

    The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make material changes to their credit and collection policies. In addition, Mid-State is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at May 31, 1999.

NOTE 9--PENSION AND OTHER EMPLOYEE BENEFITS

    The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense for the years ended May 31, 1999, 1998 and 1997, was $3.3 million, $7.5 million and $7.6 million, respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

    The Company also provides certain postretirement benefits other than pensions, primarily health care, to eligible retirees. The Company's postretirement benefit plans are not funded. As discussed in Note 3, the Company realized a $25.0 million pre-tax curtailment gain from a reduction in JWR's

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED) postretirement benefit obligation resulting from a recent actuarial analysis of medical claims experience and a reduction in the workforce, partially offset by the decision to shut down Mine No. 3.

                                                PENSION BENEFITS          OTHER BENEFITS
                                             ----------------------  ------------------------
                                                1999        1998        1999         1998
                                             ----------  ----------  -----------  -----------
                                                 (IN THOUSANDS)           (IN THOUSANDS)
Change in benefit obligation
Benefit obligation at beginning of year....  $  285,973  $  256,040  $   262,242  $   225,413
Service cost...............................       7,072       6,290        7,629        8,128
Interest cost..............................      19,372      18,651       16,714       16,005
Amendments.................................       2,375         362       (1,984)          --
Actuarial loss.............................       1,271      18,822       19,476       19,585
Acquisitions...............................          --       2,270           --           --
Benefits paid..............................     (16,961)    (16,462)      (9,130)      (6,889)
Other......................................         600          --      (42,048)          --
                                             ----------  ----------  -----------  -----------
Benefit obligation at end of year..........  $  299,702  $  285,973  $   252,899  $   262,242
                                             ----------  ----------  -----------  -----------
                                             ----------  ----------  -----------  -----------

Change in plan assets
Fair value of plan assets at beginning of
  year.....................................  $  283,396  $  247,067  $        --  $        --
Actual return on plan assets...............      12,418      45,246           --           --
Employer contribution......................       3,560       5,328           --           --
Acquisitions...............................          --       2,217           --           --
Benefits paid..............................     (16,961)    (16,462)          --           --
                                             ----------  ----------  -----------  -----------
Fair value of plan assets at end of year...  $  282,413  $  283,396  $        --  $        --
                                             ----------  ----------  -----------  -----------
                                             ----------  ----------  -----------  -----------

Funded status..............................  $  (17,289) $   (2,577) $  (252,899) $  (262,242)
Unrecognized net actuarial gain (loss).....      19,591       6,351      (13,480)     (19,199)
Unrecognized prior service cost............       6,122       4,318       (4,030)      (2,267)
Unamortized transition amount..............      (3,498)     (4,062)          --           --
Contribution after measurement date........         718       1,057           --           --
                                             ----------  ----------  -----------  -----------
Prepaid (accrued) benefit cost.............  $    5,644  $    5,087  $  (270,409) $  (283,708)
                                             ----------  ----------  -----------  -----------
                                             ----------  ----------  -----------  -----------

Amounts recognized in the balance sheet:
Prepaid benefit cost.......................  $    5,529  $    5,648  $        --  $        --
Accrued benefit cost.......................     (11,967)    (10,554)    (270,409)    (283,708)
Intangible asset...........................       6,461       5,871           --           --
Accumulated other comprehensive income.....       5,621       4,122           --           --
                                             ----------  ----------  -----------  -----------
Net amount recognized......................  $    5,644  $    5,087  $  (270,409) $  (283,708)
                                             ----------  ----------  -----------  -----------
                                             ----------  ----------  -----------  -----------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
    Certain pension plans have benefit obligations in excess of fair value of plan assets. At May 31, 1999 and 1998, these plans had total obligations of $54.3 and $53.0 million, respectively and had total assets of $41.3 and $41.4 million, respectively.

                                       PENSION BENEFITS       OTHER BENEFITS
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
Weighted average assumptions
Discount rate......................       7.00%      7.00%      7.00%      7.00%
Expected return on plan assets.....       9.00%      9.00%        --         --
Rate of compensation increase......       4.50%      4.50%        --         --

    For measurement purposes, an 8.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.25% for 2006 and remain at that level thereafter.

                                       PENSION BENEFITS       OTHER BENEFITS
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
                                        (IN THOUSANDS)        (IN THOUSANDS)
Components of net periodic benefit
  cost
Service cost.......................  $   7,572  $   6,860  $   7,629  $   8,128
Interest cost......................     19,372     18,651     16,714     16,005
Expected return on plan assets.....    (24,912)   (21,870)        --         --
Amortization of prior service
  cost.............................        572        538       (215)      (222)
Recognized net actuarial loss......       (540)      (520)    (1,855)    (2,203)
                                     ---------  ---------  ---------  ---------
Net periodic benefit cost..........  $   2,064  $   3,659  $  22,273  $  21,708
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                 1-PERCENTAGE-
                                                                     POINT      1-PERCENTAGE-
                                                                   INCREASE     POINT DECREASE
                                                                 -------------  --------------
Effect on total of service and interest cost components........    $   4,032     $     (5,127)
Effect on postretirement benefit obligation....................    $  42,825     $    (34,302)

    The Company and certain of its subsidiaries maintain profit sharing plans. The total cost of these plans for the years ended May 31, 1999, 1998 and 1997 was $3.6 million, $3.5 million and $3.4 million, respectively.

    Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities. The Company estimates that its allocated portion of the unfunded vested benefits liabilities of these plans amounted to approximately $46.0 million and $42.5 million at May 31, 1999 and 1998, respectively. However, although the net liability can be estimated, its

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED) components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company.

    In February 1997, a reduction in the salaried workforce at JWR was completed under a voluntary early retirement program. The total cost of this program was $6.2 million.

NOTE 10--STOCKHOLDERS' EQUITY

    The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of May 31, 1999 and 1998, 50,311,892 and 53,885,594 shares of common stock were outstanding, respectively. In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be purchased under the share repurchase program authorized in July 1998. Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                            FOR THE YEARS ENDED
                                                                  MAY 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
Shares....................................................      3,594      1,398
Amount....................................................  $  50,237  $  21,841

    As of May 31, 1999, 4,992,292 shares of common stock are held as treasury stock. On September 13, 1995, pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum 3,880,140 of the escrowed shares will be distributed to former stockholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and canceled.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--EARNINGS PER SHARE

    A reconciliation of the basic and diluted per earnings share computations for each of the three years in the period ended May 31, 1999 are as follows (in thousands except per share data):

                                                          FOR THE YEARS ENDED MAY 31,
                                        ----------------------------------------------------------------
                                                1999                  1998                  1997
                                        --------------------  --------------------  --------------------
                                          BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                        ---------  ---------  ---------  ---------  ---------  ---------
Income from continuing operations.....  $  53,515  $  53,515  $  29,073  $  29,073  $  16,504  $  16,504
Income (loss) from discontinued
  operation...........................    (17,917)   (17,917)    29,831     29,831     20,613     20,613
Extraordinary item....................         --         --     (2,663)    (2,663)        --         --
                                        ---------  ---------  ---------  ---------  ---------  ---------
    Net income........................  $  35,598  $  35,598  $  56,241  $  56,241  $  37,117  $  37,117
                                        ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------
Shares of common stock outstanding:
  Average number of common
    shares(a).........................     51,628     51,628     53,846     53,846     54,922     54,922
Effect of diluted securities:
  Stock options (b)...................         --        117         --        537         --        142
                                        ---------  ---------  ---------  ---------  ---------  ---------
                                           51,628     51,745     53,846     54,383     54,922     55,064
                                        ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------
Per share:
  Income from continuing operations...  $    1.04  $    1.04  $     .54  $     .53  $     .30  $     .30
  Income (loss) from discontinued
    operation.........................       (.35)      (.35)       .55        .55        .38        .37
  Extraordinary item..................         --         --       (.05)      (.05)        --         --
                                        ---------  ---------  ---------  ---------  ---------  ---------
    Net income........................  $     .69  $     .69  $    1.04  $    1.03  $     .68  $     .67
                                        ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(a) Fiscal 1999, 1998 and 1997 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

NOTE 12--STOCK OPTIONS

    Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995 and amended in September 1997 and April 1999, an aggregate of 6,000,000 shares (3,000,000, respectively at May 31, 1998 and 1997) of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SARs") and stock awards. The maximum number of such shares with respect to which stock options or SARs may be granted to any employee while the Plan is in effect is 1,000,000 shares, and the aggregate number of such shares that may be used in settlement of stock awards is 3,000,000 shares. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board (generally, vesting occurs over three years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted. The option price per share may not be less than the fair market value of a share on the date the option is granted.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--STOCK OPTIONS (CONTINUED)
    Information on stock options is summarized as follows:

                                        MAY 31, 1999          MAY 31, 1998          MAY 31, 1997
                                    --------------------  --------------------  --------------------
                                               WEIGHTED              WEIGHTED              WEIGHTED
                                                AVERAGE               AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE              EXERCISE
                                     SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                    ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at beginning of
  year............................  3,298,329  $  14.551  2,669,999  $  13.301  1,487,000  $  14.120
Granted...........................    727,500     15.195    906,000     17.955  1,219,000     12.313
Exercised.........................    (20,498)    12.902   (233,341)    13.686         --         --
Canceled..........................   (127,333)    16.198    (44,329)    13.353    (36,001)    13.571
                                    ---------             ---------             ---------
Outstanding at end of year........  3,877,998     14.626  3,298,329     14.551  2,669,999     13.301
                                    ---------             ---------             ---------
                                    ---------             ---------             ---------
Exercisable at end of year........  2,076,174     13.693  1,143,036     13.570    487,333     14.118
                                    ---------             ---------             ---------
                                    ---------             ---------             ---------

                                                                    OPTIONS EXERCISABLE
                               OPTIONS OUTSTANDING                ------------------------
                  ----------------------------------------------     NUMBER      WEIGHTED
                        NUMBER             WEIGHTED AVERAGE        EXERCISABLE    AVERAGE
    RANGE OF        OUTSTANDING AT       REMAINING CONTRACTUAL         AT        EXERCISE
EXERCISE PRICES      MAY 31, 1999            LIFE (YEARS)         MAY 31, 1999     PRICE
----------------  -------------------  -------------------------  -------------  ---------
$10.547-12.656...       1,138,697                    7.2               711,693   $  12.313
12.657-14.766...        1,245,801                    6.1             1,245,801      14.117
14.767-16.875...          591,000                    9.4                10,000      14.875
16.876-18.984...          855,500                    8.6                93,012      17.252
18.985-21.094...           47,000                    8.8                15,668      20.815
                       ----------                                 -------------
                        3,877,998                    7.5             2,076,174
                       ----------                                 -------------
                       ----------                                 -------------

    The Company applies APB Opinion No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
Pro forma net income.........................................  $  32,070  $  53,836  $  35,314
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Pro forma basic income per share.............................  $     .62  $    1.00  $     .64
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Pro forma diluted income per share...........................  $     .62  $     .99  $     .64
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the year ended May 31, 1999: (1) risk-free interest rate of 5.75%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 34.66%. The following assumptions were used for the year ended May 31, 1998: (1) risk-free interest rate of 6.07%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 31.10%.The following assumptions were

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--STOCK OPTIONS (CONTINUED)
used for the year ended May 31, 1997: (1) risk-free interest rate of 7.36%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 29.30%.

    The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996 and amended in April 1999. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of common stock as such funds will permit for the accounts of the participants. The amount of stock purchased depends upon the market prices of the common stock at the time the purchases are made. The total number of shares that may be purchased under the plan is 1,000,000 (1,000,000 at May 31, 1998). Total shares purchased under the plan in 1999, 1998 and 1997 were approximately 225,000, 155,000 and 200,000, respectively, and the Company's contribution was approximately $.4 million in all years.

NOTE 13--LITIGATION

INCOME TAX LITIGATION

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company (see "Note 7" for a more complete explanation).

MISCELLANEOUS LITIGATION

    The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted with certainty because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107--"Disclosures about Fair Value of Financial Instruments" ("FAS 107") requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are permitted under FAS 107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar financial instruments. Management believes that the disclosures required by FAS 107 have limited relevance to the Company and its operations.

    The following methods and assumptions were used to estimate fair value disclosures:

    CASH AND CASH EQUIVALENTS, RESTRICTED SHORT-TERM INVESTMENTS, MARKETABLE SECURITIES, TRADE RECEIVABLES, OTHER RECEIVABLES, ACCOUNTS PAYABLE AND SHORT-TERM NOTES PAYABLE--The carrying amounts reported in the balance sheet approximate fair value.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    INSTALMENT NOTES RECEIVABLE--The estimated fair value of instalment notes receivable at May 31, 1999 and 1998 was in the range of $2,000.0 million to $2,100.0 million and $2,100.0 million to $2,200.0 million, respectively. The estimated fair value is based upon valuations prepared by an investment banking firm as of May 31, 1999 and 1998. The value of mortgage-backed instruments such as instalment notes receivable are very sensitive to changes in interest rates.

    DEBT--The estimated fair value of long-term senior debt at May 31, 1999 and 1998 approximated $2,228.0 million and $2,560.0 million, respectively, based on current yields for comparable debt issues or prices for actual transactions.

    INTEREST RATE LOCK AGREEMENTS--The estimated fair value of the interest rate lock agreements at May 31, 1998 would have resulted in a loss of $.9 million. The fair value was based on quotes from brokers which represented the amounts that the Company would pay if the agreements were terminated at May 31, 1998. There were no interest rate lock agreements at May 31, 1999.

NOTE 15--SEGMENT INFORMATION

    In June 1997, FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company has adopted this statement for the year ended May 31, 1999.

    The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into three reportable segments since the long-term financial performance of these reportable segments is affected by similar economic conditions. The three reportable segments are: Homebuilding and Financing, Water Transmission Products and Energy Services. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the Southern United States, and provides mortgage financing on such homes through the Homebuilding and Financing segment. Ductile iron pressure pipe, fittings, valves and hydrants are manufactured and marketed through the Water Transmission Products segment. The Energy Services segment markets and distributes petroleum coke and a variety of ferroalloys as well as offering value-added services (such as inventory management, warehousing, shipping and removal of product from refineries) to its vendors and customers.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables. The Other category consisting of the remaining operating businesses of the Company includes specialty aluminum foil and sheet products, furnace and foundry coke, slag fiber, specialty chemicals, resin-coated sand, patterns and tooling, and land management businesses. The Company's coal mining and methane gas subsidiary, JWR, has been classified as a discontinued operation (see Note 3).

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION (CONTINUED)

                                                                 FOR THE YEARS ENDED MAY 31,
                                                               -------------------------------
                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Sales and revenues:
  Homebuilding and Financing.................................  $ 461,315  $ 449,471  $ 440,749
  Water Transmission Products................................    460,738    426,389    419,813
  Energy Services............................................    361,250    285,950         --
  Other......................................................    332,664    320,409    308,984
  Corporate..................................................      1,868        832      1,637
                                                               ---------  ---------  ---------
    Consolidated sales and revenues (a)(b)...................  $1,617,835 $1,483,051 $1,171,183
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

Operating income (c)(d):
  Homebuilding and Financing (e).............................  $ 113,451  $  99,421  $  84,721
  Water Transmission Products................................     33,039     16,192     16,342
  Energy Services............................................     24,891     20,947         --
  Other......................................................     26,197     25,006     26,311
                                                               ---------  ---------  ---------
                                                                 197,578    161,566    127,374

Less--corporate interest and other expenses (e)..............   (108,729)   (97,544)   (79,882)
                                                               ---------  ---------  ---------
  Income from continuing operations before income tax
    expense..................................................     88,849     64,022     47,492
  Income tax expense.........................................    (35,334)   (34,949)   (30,988)
                                                               ---------  ---------  ---------
    Income from continuing operations........................  $  53,515  $  29,073  $  16,504
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

Depreciation:
  Homebuilding and Financing.................................  $   3,950  $   3,840  $   3,311
  Water Transmission Products................................     17,335     16,880     17,010
  Energy Services............................................      6,268      3,701         --
  Other......................................................     15,642     14,738     13,398
  Corporate..................................................      1,364      1,557      1,691
                                                               ---------  ---------  ---------
    Total....................................................  $  44,559  $  40,716  $  35,410
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

Gross capital expenditures:
  Homebuilding and Financing.................................  $   6,150  $   4,908  $   5,617
  Water Transmission Products................................     23,598     20,492     14,479
  Energy Services............................................      6,582     14,169         --
  Other......................................................     17,445     26,206     26,003
  Corporate..................................................      2,379      1,120        692
                                                               ---------  ---------  ---------
    Total....................................................  $  56,154  $  66,895  $  46,791
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION (CONTINUED)

                                                                 FOR THE YEARS ENDED MAY 31,
                                                               -------------------------------
                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Identifiable assets:
  Homebuilding and Financing.................................  $1,730,922 $1,833,967 $1,796,949
  Water Transmission Products................................    449,972    439,514    452,963
  Energy Services............................................    494,014    503,508         --
  Other......................................................    246,061    250,037    229,431
  Corporate..................................................     75,328    153,135    176,358
                                                               ---------  ---------  ---------
    Total....................................................  $2,996,297 $3,180,161 $2,655,701
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

------------------------

(a) Inter-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and are insignificant in amount with the exception of the sales of Other to Water Transmission Products of $15.7 million, $16.2 million and $14.7 million in 1999, 1998 and 1997, respectively.

(b) Export sales were $143.7 million, $110.5 million, and $23.3 million in 1999, 1998, and 1997, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

(c) Operating income amounts are after deducting amortization of goodwill. A breakdown by segment of goodwill amortization is as follows (in thousands):

                                                             FOR THE YEARS ENDED MAY 31,
                                                           -------------------------------
                                                             1999       1998       1997
                                                           ---------  ---------  ---------
Homebuilding and Financing...............................  $  23,288  $  23,942  $  25,548
Water Transmission Products..............................      9,858      9,859      9,856
Energy Services..........................................      8,756      5,336         --
Other....................................................      1,057      1,058      1,056
Corporate................................................        159        157        155
                                                           ---------  ---------  ---------
                                                           $  43,118  $  40,352  $  36,615
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

(d) Operating income amounts include postretirement benefits. A breakdown by segment is as follows (in thousands):

                                                               FOR THE YEARS ENDED MAY 31,
                                                             -------------------------------
                                                               1999       1998       1997
                                                             ---------  ---------  ---------
Homebuilding and Financing.................................  $   1,707  $   1,271  $   1,888
Water Transmission Products................................      2,510      2,046      3,857
Energy Services............................................         --         --         --
Other......................................................      3,219      3,086      4,550
Corporate..................................................        317        242        573
                                                             ---------  ---------  ---------
                                                             $   7,753  $   6,645  $  10,868
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--SEGMENT INFORMATION (CONTINUED)
(e) Interest expense incurred by the Homebuilding and Financing segment and Corporate are as follows (in thousands):

                                                          FOR THE YEARS ENDED MAY 31,
                                                        -------------------------------
                                                          1999       1998       1997
                                                        ---------  ---------  ---------
Homebuilding and Financing:
  Gross interest......................................  $ 144,177  $ 154,644  $ 152,094
  Less: Intercompany interest income..................    (45,321)   (38,647)   (33,135)
                                                        ---------  ---------  ---------
  Net interest........................................     98,856    115,997    118,959
Corporate:
  Senior debt interest................................     40,820     38,936     27,086
  Intercompany interest...............................     45,321     38,647     33,135
                                                        ---------  ---------  ---------
                                                        $ 184,997  $ 193,580  $ 179,180
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------

    General corporate expense, senior debt interest expense and intercompany interest expense are attributable to all segments, but cannot be reasonably allocated to specific segments.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Walter Industries, Inc.

    Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated July 14, 1999, appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
July 14, 1999

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                               ADDITIONS
                                                                 BALANCE AT   CHARGED TO                   BALANCE
                                                                  BEGINNING    COST AND     DEDUCTIONS     AT END
  DESCRIPTION                                                      OF YEAR     EXPENSES    FROM RESERVES   OF YEAR
---------------------------------------------------------------  -----------  -----------  -------------  ---------
                                                                                   (IN THOUSANDS)
For the Year Ended May 31, 1997
  Reserve (provision for possible losses) deducted from
    instalment notes receivable................................   $  26,138    $   2,896     $  (2,640)(1) $  26,394
                                                                 -----------  -----------  -------------  ---------
                                                                 -----------  -----------  -------------  ---------
  Reserve (provision for possible losses) deducted from trade
    receivables................................................   $   4,980(2)  $     444    $    (399)(1) $   5,025(2)
                                                                 -----------  -----------  -------------  ---------
                                                                 -----------  -----------  -------------  ---------

For the Year Ended May 31, 1998
  Reserve (provision for possible losses) deducted from
    instalment notes receivable................................   $  26,394    $   1,341     $  (1,514)(1) $  26,221
                                                                 -----------  -----------  -------------  ---------
                                                                 -----------  -----------  -------------  ---------
  Reserve (provision for possible losses) deducted from trade
    receivables................................................   $   5,025(2)  $    (665)   $    (427)(1) $   3,933(2)
                                                                 -----------  -----------  -------------  ---------
                                                                 -----------  -----------  -------------  ---------

For the Year Ended May 31, 1999
  Reserve (provision for possible losses) deducted from
    instalment notes receivable................................   $  26,221    $     929     $  (1,337)(1) $  25,813
                                                                 -----------  -----------  -------------  ---------
                                                                 -----------  -----------  -------------  ---------
  Reserve (provision for possible losses) deducted from trade
    receivables................................................   $   3,933(2)  $     816    $  (1,412)(1) $   3,337(2)
                                                                 -----------  -----------  -------------  ---------
                                                                 -----------  -----------  -------------  ---------

------------------------

(1) Notes and accounts written off as uncollectible.

(2) Net of $3,200 related to discontinued operation.

                                 EXHIBIT INDEX
           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1999

   EXHIBIT
   NUMBER                 DESCRIPTION
-------------             -----------------------------------------------------------------------------------------------

          2(a (i) --      Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)

          2(a  ii) --     Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy court on March 1, 1995 (2)

          2(a   ii) --    Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization
                          of Walter Industries, Inc. and certain of its subsidiaries, as modified (3)

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

         10(n) --         Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise
                          Funding Corporation and NationsBank N.A. and amendments thereto. (10)

         21    --         Subsidiaries of the Company

         23    --         Consent of PricewaterhouseCoopers LLP

         24    --         Powers of Attorney

   EXHIBIT
   NUMBER                 DESCRIPTION
-------------             -----------------------------------------------------------------------------------------------
         27    --         Financial Data Schedule

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