Form 10-Q
period 1999-08-31
WALTER INDUSTRIES INC /NEW/
filed 1999-10-12
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


           |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

                                       or

           |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-20537


                             WALTER INDUSTRIES, INC.


    Incorporated in Delaware      IRS Employer Identification No. 13-3429953

                   1500 North Dale Mabry, Tampa, Florida 33607

                         Telephone Number (813) 871-4811

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

There were 50,035,759 shares of common stock of the registrant outstanding at September 30, 1999.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               August 31,      May 31,
                                                                 1999           1999
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    -----------
ASSETS                                                              (in thousands)
------
Cash and cash equivalents                                     $    51,092    $    40,783
Short-term investments, restricted                                146,229        145,658
Marketable securities                                              30,774          4,803
Instalment notes receivable                                     4,207,966      4,191,138
   Less -Allowance for possible losses                            (25,886)       (25,813)
         Unearned time charges                                 (2,889,345)    (2,874,556)
Trade receivables, less allowance for possible
   losses of $3,691 and $3,337, respectively                      193,745        193,397
Other receivables                                                  17,465         14,996
Inventories
     Finished goods                                               140,476        152,806
Goods in process                                                   49,669         44,178
     Raw materials and supplies                                    46,701         44,612
     Houses held for resale                                         3,521          3,377

Prepaid expenses                                                   11,969          9,270

Property, plant and equipment, net                                399,555        398,591
Deferred income taxes                                              26,660         36,857
Investments and other long-term assets                             47,786         47,002
Unamortized debt expense                                           48,655         50,623
Goodwill, net                                                     508,251        518,575
Assets held for disposition                                       351,450        365,729
                                                              -----------    -----------
                                                              $ 3,366,733    $ 3,362,026
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts                                               $    33,697    $    33,579
Accounts payable                                                  119,658        125,846
Accrued expenses                                                  112,936        135,959
Income taxes payable                                               53,534         53,032
Short-term notes payable                                             --            2,200
Long-term senior debt
   Mortgage-backed/asset-backed notes                           1,752,473      1,758,151
   Other senior debt                                              582,850        553,000
Accrued interest                                                   24,668         25,670
Accumulated postretirement benefits obligation                    274,185        270,409
Other long-term liabilities                                        61,317         61,261

Stockholders' equity
   Common stock - 200,000,000 authorized, $.01 par value
     Issued - 55,306,851 shares and 55,304,184 shares                 553            553
Capital in excess of par value                                  1,169,410      1,169,377
   Accumulated deficit                                           (736,824)      (748,905)
   Treasury stock - 5,271,092 and 4,992,292 shares, at cost       (75,799)       (72,078)
   Cumulative foreign currency translation adjustment                (234)          (341)
   Excess of additional pension liability over
     unrecognized prior years service cost                         (5,621)        (5,621)
   Net unrealized depreciation in marketable securities               (70)           (66)
                                                              -----------    -----------
Total stockholders' equity                                        351,415        342,919
                                                              -----------    -----------
                                                              $ 3,366,733    $ 3,362,026
                                                              ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the three months ended
                                                                AUGUST 31,
                                                         ----------------------
                                                           1999          1998
                                                         ---------    ---------
                                                        (in thousands, except per
                                                              share amounts)
Sales and revenues:
   Net sales                                             $ 334,674    $ 338,861
   Time charges                                             58,316       64,231
   Miscellaneous                                             4,209        5,460
                                                         ---------    ---------
                                                           397,199      408,552
                                                         ---------    ---------

Cost and expenses:
   Cost of sales                                           258,781      273,591
   Depreciation                                             11,046       10,823
   Selling, general and administrative                      44,763       40,927
   Postretirement benefits                                   2,689        1,969
   Provision for possible losses                               610           85
   Interest and amortization of debt expense                45,494       47,483
   Amortization of goodwill                                 10,426       11,049
                                                         ---------    ---------
                                                           373,809      385,927
                                                         ---------    ---------
                                                            23,390       22,625
Income tax expense:
   Current                                                  (1,112)      (3,245)
   Deferred                                                (10,197)      (8,580)
                                                         ---------    ---------
Income from continuing operations                           12,081       10,800

Loss from discontinued operation (net of income tax
  benefit of $3,450 in 1998)                                  --         (1,763)
                                                         ---------    ---------
Net income                                               $  12,081    $   9,037
                                                         =========    =========

Basic earnings per share:
   Income from continuing operations                     $     .24    $     .20
   Loss from discontinued operation                           --           (.03)
                                                         ---------    ---------
Net income                                               $     .24    $     .17
                                                         =========    =========

Diluted earnings per share:
   Income from continuing operations                     $     .24    $     .20
   Loss from discontinued operation                           --           (.03)
                                                         ---------    ---------
Net income                                               $     .24    $     .17
                                                         =========    =========

           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                                     Accumulated
                                                                                        Other
                                                        Comprehensive  Accumulated  Comprehensive   Common   Capital in    Treasury
                                               Total       Income        Deficit       Income        Stock     Excess       Stock
                                             ---------  -------------  -----------  -------------   ------   ----------    --------
Balance at May 31, 1999                      $  342,919          435   $ (748,905)   $   (6,028)    $   553  $1,169,377   $ (72,078)
Comprehensive income
   Net income                                    12,081    $  12,081       12,081
   Other comprehensive income, net of tax
     Net unrealized depreciation in
      marketable securities                          (4)          (4)                        (4)
     Foreign currency translation adjustment        107          107                        107
                                                           ---------
   Other comprehensive income                                    103
                                                           ---------
Comprehensive income                                       $  12,184
                                                           =========
Stock issued from option exercises                   33                                                              33
Purchases of treasury stock                      (3,721)                                                                     (3,721)
                                             ----------                ----------    ----------     -------  ----------   ---------
Balance at August 31, 1999                   $  351,415                $ (736,824)   $   (5,925)    $   553  $1,169,410   $ (75,799)
                                             ==========                ==========    ==========     =======  ==========   =========

           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the three months ended
                                                                             August 31,
                                                                    --------------------------
                                                                        1999          1998
                                                                      ---------    ---------
OPERATING ACTIVITIES                                                      (in thousands)
   Net income                                                         $  12,081    $   9,037
   Charges to income not affecting cash:
     Depreciation                                                        11,046       10,823
     Provision for deferred income taxes                                 10,197        8,580
     Accumulated postretirement benefits obligation                       3,776        3,936
     Provision for other long-term liabilities                               56          205
     Amortization of goodwill                                            10,426       11,049
     Amortization of debt expense                                         1,968        1,440
                                                                      ---------    ---------
                                                                         49,550       45,070
   Decrease (increase) in assets:
     Short-term investments, restricted                                    (571)     111,105
     Marketable securities                                              (25,975)      (1,060)
     Instalment notes receivable, net (a)                                (1,966)      10,460
     Trade and other receivables, net                                    (2,817)         835
     Inventories                                                          4,606        6,292
     Prepaid expenses                                                    (2,699)      (3,079)
     Assets held for disposition                                         14,279       33,453
   Increase (decrease) in liabilities:
     Book overdrafts                                                        118       (1,234)
     Accounts payable                                                    (6,188)     (23,046)
     Accrued expenses                                                   (23,023)     (17,188)
     Income taxes payable                                                   502        1,686
     Accrued interest                                                    (1,002)      (3,055)
                                                                      ---------    ---------
       Cash flows from operating activities                               4,814      160,239
                                                                      ---------    ---------

INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of
     retirements                                                        (12,010)     (13,252)
   Increase in investments and other assets                                (886)      (1,125)
                                                                      ---------    ---------
       Cash flows used in investing activities                          (12,896)     (14,377)
                                                                      ---------    ---------

FINANCING ACTIVITIES
   Issuance of short-term notes payable and long-term senior debt       179,600       53,701
   Retirement of short-term notes payable and long-term senior debt    (157,628)    (192,870)
   Purchases of treasury stock                                           (3,721)     (13,683)
   Exercise of employee stock options                                        33          161
                                                                      ---------    ---------
       Cash flows from (used in) financing activities                    18,284     (152,691)
                                                                      ---------    ---------

EFFECT OF EXCHANGE RATE ON CASH                                             107           78
                                                                      ---------    ---------

Net increase (decrease) in cash and cash equivalents                     10,309       (6,751)
Cash and cash equivalents at beginning of period                         40,783       54,647
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $  51,092    $  47,896
                                                                      =========    =========

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $48,091 and $40,944 and cash collections on account and payouts in advance of maturity of $46,125 and $51,404, respectively.

           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company") is a diversified holding company with three reportable segments: Homebuilding and Financing, Water Transmission Products and Energy Services. Through these operating segments and other operations, the Company offers a diversified line of products and services primarily including home construction and financing, ductile iron pressure pipe, alloys, metals, petroleum coke distribution and refinery outsourcing services, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber. The Company's coal mining and methane gas subsidiary, Jim Walter Resources ("JWR"), has been classified as a discontinued operation (see Note 2 for further discussion). The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated.

All of the August 31, 1999 and 1998 amounts are unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been made. The results for the three months ended August 31, 1999 and 1998 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.

Note 2 -  Discontinued Operation

In February 1999 (the "measurement date"), a decision was made to dispose of JWR, the Company's coal mining and methane gas subsidiary. As a result, the operations of JWR have been classified as a discontinued operation in the consolidated financial statements.

The following is a summary of the operating results of JWR (in thousands):

                                                   Three Months Ended August 31,
                                                   -----------------------------
                                                      1999             1998 (B)
                                                    --------           --------
Sales and revenues                                  $ 62,611           $ 84,582
Costs and expenses                                    65,568             89,795
                                                    --------           --------
Loss before tax                                       (2,957)            (5,213)
Income tax benefit                                     1,328              3,450
                                                    --------           --------
Loss from discontinued operation                    $ (1,629)(a)       $ (1,763)
                                                    ========           ========

(a) In accordance with Emerging Issues Task Force Issue No. 85-36 the net loss has been deferred pending disposition. Management does not presently anticipate a loss on the ultimate disposition.
(b)  Prior to measurement date.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assets of JWR have been segregated on the balance sheet from their historical classification to separately identify them as assets held for disposition. Such amounts are summarized as follows (in thousands):

                                                        August 31,       May 31,
                                                        ---------       --------
                                                           1999           1999
Cash and cash equivalents                                $  1,079       $     58
Short-term investments, restricted                          3,545          3,491
Trade and other receivables, net                           18,026         28,476
Inventories                                                57,407         61,434
Prepaid expenses                                           10,744         10,056
Property, plant and equipment, net,
  investments and other long-term assets                  226,707        229,121
Deferred income taxes                                      33,942         33,093
                                                         --------       --------
  Total Assets Held for Disposition                      $351,450       $365,729
                                                         ========       ========

The liabilities of JWR, aggregating approximately $228.7 million at August 31, 1999, have not been classified separately pending determination of the form and structure of disposition.

Note 3 - Restricted Short-Term Investments

Restricted short-term investments at August 31, 1999 and May 31, 1999 include
(i) temporary investment of reserve funds and collections on instalment notes receivable owned by the Trusts ($108.2 million and $115.9 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which were subject to retention at August 31, 1999 ($25.4 million and $17.1 million, respectively) and
(iii) miscellaneous other segregated accounts restricted to specific uses ($12.6 million and $12.7 million, respectively).

Note 4 - Instalment Notes Receivable and Mortgage-Backed/Asset-Backed Notes

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding for each of the business trusts organized by Mid-State Homes are as follows (in thousands):

                                                    AUGUST 31, 1999
                                    -------------------------------------------------
                                    GROSS BALANCE  ECONOMIC BALANCE  DEBT OUTSTANDING
                                    -------------  ----------------  ----------------
Loan & Security Agreement             $     --        $     --          $   88,830
Trust II                                 581,540         376,716           242,250
Trust III                                247,196         140,483            40,529
Trust IV                               1,174,157         544,512           580,458
Trust V                                  484,656         183,983           153,000
Trust VI                                 898,318         370,299           347,175
Trust VII                                800,811         318,648           300,231
Unpledged                                 21,288           8,180              --
                                      ----------      ----------        ----------
    Total                             $4,207,966      $1,942,821        $1,752,473
                                      ==========      ==========        ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 - Stockholders' Equity

In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under the share repurchase program authorized in July 1998. Information relating to the Company's share repurchases is set forth below (in thousands):

                                                              AUGUST 31, 1999
                                                              ---------------
                                                           Shares         Amount
                                                           ------         ------
Share repurchases for the
  three months ended August 31, 1999                          279        $ 3,721
                                                            =====        =======
Cumulative amount repurchased
  under current authorization                               3,873        $53,959
                                                            =====        =======
Total held in treasury                                      5,271        $75,799
                                                            =====        =======

Note 6 - Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended August 31, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED AUGUST 31,
                                                  ----------------------------------------
                                                         1999                 1998
                                                  -----------------   --------------------
                                                   BASIC    DILUTED    BASIC      DILUTED
                                                  -------   -------   --------    --------
Income from continuing operations                 $12,081   $12,081   $ 10,800    $ 10,800
Loss from discontinued operation                     --        --       (1,763)     (1,763)
                                                  -------   -------   --------    --------
Net income                                        $12,081   $12,081   $  9,037    $  9,037
                                                  =======   =======   ========    ========
Average number of common shares outstanding (a)    50,084    50,084     53,458      53,458
Effect of diluted securities:
   Stock options (b)                                 --          28       --           404
                                                  -------   -------   --------    --------
                                                   50,084    50,112     53,458      53,862
                                                  =======   =======   ========    ========
Per share:
Income from continuing operations                 $   .24   $   .24   $    .20    $    .20
Loss from discontinued operation                     --        --         (.03)       (.03)
                                                  -------   -------   --------    --------
Net income                                        $   .24   $   .24   $    .17    $    .17
                                                  =======   =======   ========    ========

(a) For the three months ended August 31, 1999 and 1998, includes 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include shares held in treasury.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Segment Information

Information relating to the Company's operating segments is set forth below (in thousands):

                                                          Three months ended
                                                               August 31,
                                                       ------------------------
                                                         1999           1998
                                                       ---------      ---------
Sales and revenues:
   Homebuilding and Financing                          $ 126,409      $ 111,850
   Water Transmission Products                           122,721        120,720
   Energy Services                                        64,592         87,973
   Other                                                  83,152         87,969
   Corporate                                                 325             40
                                                       ---------      ---------
     Consolidated sales and revenues
        from continuing operations (a)                 $ 397,199      $ 408,552
                                                       =========      =========

Operating income (b) :
   Homebuilding and Financing (c)                      $  24,659      $  28,688
   Water Transmission Products                            14,235          7,672
   Energy Services                                         4,657          3,544
   Other                                                   7,991          8,076
                                                       ---------      ---------
     Operating income                                     51,542         47,980
   Less: General corporate expense (c)                    (5,410)        (3,352)
         Senior debt interest expense (c)                (10,154)       (10,550)
         Intercompany interest expense (c)               (12,588)       (11,453)
                                                       ---------      ---------
   Income before tax expense                              23,390         22,625
   Income tax expense                                    (11,309)       (11,825)
                                                       ---------      ---------
     Income from continuing operations                 $  12,081      $  10,800
                                                       =========      =========

Depreciation:
   Homebuilding and Financing                          $   1,327      $     966
   Water Transmission Products                             4,209          3,947
   Energy Services                                         1,643          1,541
   Other                                                   3,495          3,945
   Corporate                                                 372            424
                                                       ---------      ---------
     Total                                             $  11,046      $  10,823
                                                       =========      =========

(a) Inter-segment sales (made primarily at prevailing market prices) are deducted from the sales of the selling segment and are insignificant in amount with the exception of the sales of Other to Water Transmission Products of $3.6 million and $3.9 million in 1999 and 1998, respectively.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b) Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill amortization by segment is as follows (in thousands):

                                                           Three months ended
                                                                August 31,
                                                        ------------------------
                                                         1999             1998
                                                        -------          -------
Homebuilding and Financing                              $ 5,510          $ 6,145
Water Transmission Products                               2,484            2,485
Energy Services                                           2,127            2,111
Other                                                       266              267
Corporate                                                    39               41
                                                        -------          -------
                                                        $10,426          $11,049
                                                        =======          =======

   (c) Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate are as follows (in thousands):

                                                          Three months ended
                                                               August 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Homebuilding and Financing:
  Gross interest                                       $ 35,340        $ 36,933
  Less: Intercompany interest income                    (12,588)        (11,453)
                                                       --------        --------
  Net interest expense                                   22,752          25,480
Corporate:
  Senior debt interest                                   10,154          10,550
  Intercompany interest expense                          12,588          11,453
                                                       --------        --------
                                                       $ 45,494        $ 47,483
                                                       ========        ========

         General corporate expense, senior debt interest expense and intercompany interest expense are attributable to all operating segments, but cannot be reasonably allocated to specific segments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 7 of "Notes to Consolidated Financial Statements" which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

Net sales and revenues for the three months ended August 31, 1999 were $11.4 million, or 2.8%, below the prior year period. The decrease was primarily attributable to lower market prices for products sold by the Energy Services segment. In addition, prior year results included revenues of JW Window Components, Inc., which was sold in the fiscal 1999 second quarter.

Cost of sales, exclusive of depreciation, of $258.8 million was 77.3% of net sales versus $273.6 million or 80.7%, in the prior year period. The improvement principally resulted from higher gross profit margins on pipe products, petroleum coke, aluminum foil and sheet products and chemicals.

Selling, general and administrative expenses of $44.8 million were 11.3% of net sales and revenues versus $40.9 million and 10.0% in the prior year period. The dollar increase was primarily attributable to the acquisitions of Dream Homes, Inc. (October 1998) and Crestline Homes, Inc. (February 1999) coupled with expenditures associated with upgrading information technology capabilities and Year 2000 issues.

Interest and amortization of debt expense was $45.5 million versus $47.5 million in the prior year period as a result of lower interest rates. The average rate of interest in the 1999 period was 7.4% as compared to 7.6% in 1998. The prime rate of interest ranged from 7.75% to 8.25% in the 1999 period compared to 8.5% in 1998.

The Company's effective tax rate from continuing operations in the 1999 and 1998 periods differed from the statutory tax rate primarily due to amortization of goodwill which is not deductible for tax purposes, excluding amounts related to the AIMCOR acquisition.

The discontinued operation incurred a loss, net of tax of $1.6 million in the current period; however, in accordance with the Emerging Issues Task Force Issue No. 85-36, the net loss has been deferred pending disposition. Management does not presently anticipate a loss on the ultimate disposition. The discontinued operation incurred a loss, net of tax, of $1.8 million in the prior year period. See Note 2 of "Notes to Consolidated Financial Statements".

Net income in the 1999 period was $12.1 million compared to $9.0 million in the 1998 period, which included the after tax loss of $1.8 million from the discontinued operation. The Company's diluted earnings per share in the 1999 period were $.24 compared to $.17 in the 1998 period. Income from continuing operations in the 1999 period was $12.1 million ($.24 per diluted share) compared to $10.8 million ($.20 per diluted share) in the 1998 period and reflects all of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding and Financing Group sales and revenues increased $14.6 million, or 13.0%, over the prior year period. The improved performance reflects an increase in the number of units sold, from 844 units in the 1998 period to 1,169 units in 1999, combined with a higher average net selling price, from $50,000 in the 1998 period to $54,100 in 1999, partially offset by lower time charge income (revenues received from Mid-State's instalment note portfolio), from $64.2 million in the 1998 period to $58.3 million in 1999. The higher average net selling price resulted from new product options and amenity upgrades, as well as consumer preference for more upscale models being offered by Jim Walter Homes. The order backlog at August 31, 1999 was 2,817 units compared to 2,143 units at August 31, 1998. The decrease in time charge income resulted from a reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $24.7 million (net of interest expense) was $4.0 million below the prior year period reflecting the lower time charge income and a decline in homebuilding gross profit margins due to increases in building material costs, partially offset by the increases in units sold and average net selling prices, lower interest expense in the 1999 period ($22.8 million) as compared to the prior year period ($25.5 million) and lower goodwill amortization in the 1999 period ($5.5 million) compared to 1998 ($6.1 million).

Water Transmission Products sales and revenues increased $2.0 million, or 1.7%, above the prior year period. The increase was the result of improved selling prices and slightly higher shipments. Total shipments in the 1999 period were 168,100 tons compared to 167,600 tons in 1998. The order backlog of ductile iron pressure pipe at August 31, 1999 was 128,000 tons, representing approximately three months shipments, compared with 131,000 tons at August 31, 1998. Operating income of $14.2 million exceeded the prior year period by $6.6 million. This performance was the result of improved gross profit margins reflecting lower raw material costs (primarily scrap iron) and improved operating efficiencies combined with the previously mentioned increase in sales and revenues.

Energy Services' sales and revenues decreased $23.4 million, or 26.6%, reflecting a year-to-year decline in worldwide market prices for petroleum coke and ferroalloys. Operating income of $4.7 million, however, was $1.1 million higher than the prior year period reflecting improved margins on petroleum coke.

The Other segment's sales and revenues decreased $4.8 million, or 5.5%, from the prior year period. Prior year results included revenues of $11.6 million from JW Window Components, Inc. which was sold in the fiscal 1999 second quarter. Increased shipments of aluminum foil and sheet products were partially offset by lower volumes of furnace and foundry coke and slag fiber and reduced revenues from the Company's land management businesses. Operating income of $8.0 million was $.1 million below the prior year period which included a $.5 million contribution from JW Window Components. Improved operating margins for aluminum foil and sheet products and chemicals were partially offset by lower land management income.

FINANCIAL CONDITION

Since May 31, 1999, total debt increased $22.0 million. During the three month period ended August 31, 1999, net borrowings under the Mid-State Trust V Variable Funding Loan Agreement and the Credit Facilities totaled $48.0 million and $27.8 million, respectively. Scheduled payments on the mortgage-backed/asset-backed notes amounted to $53.7 million. Retirements of other long-term debt amounted to $.1 million.

At August 31, 1999 borrowings under the Credit Facilities totaled $580.0 million. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At August 31, 1999, letters of credit with a face amount of $24.5 million were outstanding.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests. Effective August 31, 1999, the Credit Facilities were amended to include, among other things, the following: (a) the Applicable Margin (as defined in the Credit Facilities) for LIBOR rate loans is amended in its entirety and includes a range from .625% to 2.25% (based upon a leverage ratio pricing grid); (b) the Applicable Unused Fee (as defined in the Credit Facilities) is amended in its entirety and includes a range from .20% to .40% (based upon a leverage ratio pricing grid); (c) the borrowers' fixed charge coverage ratio was replaced by an interest coverage ratio (the ratio of Consolidated EBITDA (as defined in Amendment Agreement No. 5 to the Credit Facilities) to Consolidated Interest Expense (as defined in the Credit Facilities)). The interest coverage ratio is required to be at least 2.50-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) for the duration of the Credit Facilities; and
(d) the borrowers are required to maintain a leverage ratio (the ratio of indebtedness to Consolidated EBITDA) of not more than 3.75-to-1 for the duration of the Credit Facilities, provided, however, in the event of a Mining Sale (as defined in the Credit Facilities) the ratio must not exceed 4.25-to-1 for the period ending November 30, 1999, 4.0-to-1 for the periods ending February 29, 2000, and May 31, 2000, and 3.75-to-1 for the period ending August 31, 2000 and thereafter. The Company was in compliance with these covenants at August 31, 1999.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at August 31, 1999. Effective September 29, 1999, the Trust V Variable Funding Loan Agreement was amended to include, among other things, the following: (a) the facility was increased to $500.0 million; (b) interest is based upon the cost of A-1 and P-1 rated commercial paper plus .25%; and (c) the facility fee on the maximum net investment is .25%. The agreement expires September 27, 2000.

The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State Homes to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State Homes is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, net of book overdrafts, were approximately $17.4 million at August 31, 1999. Operating cash flows for the three months ended August 31, 1999 together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and to purchase 278,800 shares of common stock under the stock repurchase program authorized by the Company's Board of Directors in July 1998.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at August 31, 1999 were not significant; however, it is estimated that gross capital expenditures for the Company's continuing operations for the balance of the year ending May 31, 2000 will approximate $62.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to an additional 127,000 shares of the Company's common stock, the amount remaining at August 31, 1999 under the current share repurchase authorization.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Loan and Security Agreement, Trust V Variable Funding Loan, and any future financing requirements.

The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants, and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at August 31, 1999. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

The Company is also subject to a limited amount of foreign currency risk, but does not currently engage in any significant foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than the U.S. dollar.

YEAR 2000 DISCLOSURE

Introduction

This Year 2000 ("Y2K") disclosure is provided in accordance with the Federal Year 2000 Information and Readiness Disclosure Act, P.L. 105-271.

The Company is currently working to resolve the potential impact of Y2K on the processing of date-sensitive information by the Company's computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The problems created by using abbreviated dates appear in hardware (such as microchips), operating systems and other software programs. The Company's Y2K compliance project is intended to determine the readiness of the Company's business for the year 2000 and to address the issues, if any, which were identified. The Company defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

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

Plan to Address Year 2000 Compliance

The Company has established a Corporate Steering Committee (the "Committee") to coordinate solutions to Y2K issues for its information systems, non-IT systems with embedded chips and third party business trading partners. The Committee includes a representative from each subsidiary as well as a member of the Company's Law Department, the Director of Information Technology and the Chief Financial Officer. Each subsidiary also has a steering committee consisting of the representative on the Committee and other members from all functional areas of the respective subsidiary. The Committee has identified systems and applications that require modification and has evaluated alternative solutions. The Committee also developed a Y2K Standard that was issued to all subsidiaries and must be followed for Y2K compliance. Status conference calls are held monthly and on-site progress reviews are held quarterly. The Company has two data centers, which have installed Y2K compliant mainframe equipment, operating systems and system software. Separate virtual machines within a computer have been installed for the purpose of testing. During the first calendar quarter of 1999, the Company conducted a detail review of all Year 2000 remediation activities and associated required documentation to ensure the process was on schedule.

State of Readiness

IT Systems - The initial inventory and prioritization process for the Company's IT systems was completed in 1998 with the current focus on remediation and testing. Approximately 95% of all identified IT system business components have been tested and are considered compliant as of August 31, 1999. Coding changes for all legacy systems have been completed and the final testing phase is in process. The Y2K test environment is fully functional. Compliance testing will continue through 1999 and will be completed by November 1999. All financial systems have been remediated, tested and were considered fully compliant as of May 31, 1999. Personal computer and other hardware compliant upgrades are 95% complete with the remainder on order.

Non-IT systems - Non-IT systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, conveyors, and other items containing a microprocessor or internal clock. The plan utilized by the Company for analysis of the IT systems is also being used for non-IT systems. All identified non-IT systems have been tested and were considered compliant as of May 31, 1999.

Material Third Parties - The Company has created an inventory of what it believes to be all third parties with whom the Company has a material business relationship. Y2K readiness surveys were sent to these third parties beginning in January 1998. The Company has reviewed the responses to these surveys to determine the Y2K readiness of these third parties. For those critical third party suppliers, service providers and customers who fail to respond to the Company's survey, the Company is pursuing alternative means of obtaining Y2K readiness information, such as review of publicly available information published by such third parties. The Company plans to continue to review its third party relationships throughout the Y2K compliance program to ensure all material third party relationships are addressed.

Contingency Planning and Risks

Contingency plan guidelines have been developed by the Committee and provided to each subsidiary. Contingency plans and roll-over plans for December 31, 1999 to January 1, 2000 are complete. Each subsidiary has established a contingency action team and is conducting contingency training. While the Company believes that its approach to Y2K readiness is sound, it is possible that some business components may not be identified in the inventory, or that the scanning or testing process may not result in analysis and remediation of all source code. The Company will assume a third party is not Y2K ready if no Y2K verification is obtained and take action, as appropriate. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by the internal system or by the failure of third party providers to be Y2K ready to the extent possible. In the unlikely event of a Y2K issue, the Company's contingency plan focus is on employee safety, equipment safety and prompt business resumption.

The failure to correct a material Y2K issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition.

Cost of Project

The overall cost of the Company's Y2K compliance effort is estimated to be approximately $16.5 million. The project is 95% complete with the remaining 5% related to contingency planning, final testing of remediated applications and post-Y2K monitoring. Approximately $14.7 million or 89% of the project budget has been spent as of August 31, 1999.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union commenced conversion from their existing sovereign currencies to a new, single currency called the Euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the Euro will be established and the Euro will become the common legal currency of the participating countries by January 1, 2000. The Euro is trading on currency exchanges and is available for non-cash transactions. The participants are issuing sovereign debt exclusively in Euro and are redenominating outstanding sovereign debt. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of Euro until January 1, 2002. At that time, countries will issue new Euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002, completing the Euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, is being exercised by the new European Central Bank.

The Company has established a plan to address the issues raised by the Euro conversion. These issues, which are applicable to the operations of AIMCOR include but are not limited to: the competitive impact created by cross-border price transparency; the need for the company and its business partners to adapt IT and non-IT systems to accommodate Euro-denominated transactions and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations. As part of Phase I, the cost IT system has been modified for Euro Currency compliance. The Company's European locations are currently processing Euro-compliant transactions. Phase II of the Euro Currency project focuses on the conversion effect to a Euro base currency. Phase II is scheduled to be complete by July 1, 2002. The project budget is approximately $183,000 of which approximately $143,000 has been spent.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this Form 10-Q, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 7 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

          Jim Walter Resources and Cockerill Sambre S.A. ("Cockerill"), a Belgian steel producer, are parties to a long-term coal contract expiring December 31, 1999. In August 1999, Jim Walter Resources filed with the International Court of Arbitration of the International Chamber of Commerce, a Request for Arbitration concerning the contract. The Request for Arbitration alleged that Cockerill breached the contract by failing to purchase required minimum quantities of coal during calendar years 1998 and 1999 and failed to provide adequate assurances that it would perform under the contract during calendar year 2000. In early October 1999, an agreement was reached between the parties to resolve the dispute. The agreement provides, among other things, that tonnages to have been purchased in calendar years 1999 and 2000 will be purchased over calendar years 1999, 2000 and 2001.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule
               Exhibit 99(a) - Amendment Agreement No. 5 to the Credit Agreement
               Exhibit 99(b) - Amendment Agreement to Variable Funding Loan Agreement

          (b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WALTER INDUSTRIES, INC.


/s/ A. W. HUGE                                 /s/ F. A. HULT
----------------------------                   ------------------------------
A. W. Huge                                     F. A. Hult
Executive Vice President and                   Vice President, Controller and
Principal Financial Officer                    Principal Accounting Officer


Date: OCTOBER 12, 1999