Form 10-Q
period 1999-11-30
WALTER INDUSTRIES INC /NEW/
filed 2000-01-14
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

                                       or

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

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

There were 48,463,259 shares of common stock of the registrant outstanding at December 31, 1999.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 November 30,     May 31,
                                                                    1999           1999
                                                                 (unaudited)     (audited)
                                                                 ------------    ----------
                                                                       (in thousands)
ASSETS
Cash and cash equivalents                                        $   57,786      $   40,841
Short-term investments, restricted                                  145,602         149,149
Marketable securities                                                27,811           4,803
Instalment notes receivable                                       4,239,915       4,191,138
   Less -Allowance for possible losses                              (26,043)        (25,813)
         Unearned time charges                                   (2,914,815)     (2,874,556)
Trade receivables, less allowance for possible
   losses of $6,970 and $6,537, respectively                        208,384         219,490
Other receivables                                                    17,707          17,379
Inventories
   Finished goods                                                   178,609         207,866
   Goods in process                                                  50,277          44,178
   Raw materials and supplies                                        53,434          50,986
   Houses held for resale                                             3,751           3,377

Prepaid expenses                                                     13,074          19,326

Property, plant and equipment, net                                  635,567         634,246
Deferred income taxes                                                59,026          69,950
Investments and other long-term assets                               54,781          54,924
Unamortized debt expense                                             47,353          50,623
Goodwill, net                                                       484,930         504,119
                                                                 ----------      ----------
                                                                 $3,337,149      $3,362,026
                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts                                                  $   30,484      $   33,579
Accounts payable                                                    130,423         125,846
Accrued expenses                                                    114,169         135,959
Income taxes payable                                                 52,454          53,032
Short-term notes payable                                                 --           2,200
Long-term senior debt:
   Mortgage-backed/asset-backed notes                             1,747,287       1,758,151
   Other senior debt                                                552,650         553,000
Accrued interest                                                     27,710          25,670
Accumulated postretirement benefits obligation                      276,996         270,409
Other long-term liabilities                                          61,777          61,261

Stockholders' equity
   Common stock - 200,000,000 authorized, $.01 par value
     Issued - 55,306,851 and 55,304,184 shares                          553             553
   Capital in excess of par value                                 1,169,410       1,169,377
   Accumulated deficit                                             (729,864)       (748,905)
   Treasury stock - 6,576,092 and 4,992,292 shares, at cost         (90,618)        (72,078)
   Cumulative foreign currency translation adjustment                  (529)           (341)
   Excess of additional pension liability over
     unrecognized prior years service cost                           (5,621)         (5,621)
   Net unrealized depreciation in marketable securities                (132)            (66)
                                                                 ----------      ----------
Total stockholders' equity                                          343,199         342,919
                                                                 ----------      ----------
                                                                 $3,337,149      $3,362,026
                                                                 ==========      ==========


           See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months ended
                                                                November  30,
                                                  ---------------------------------------
                                                    1999                          1998
                                                  --------                      ---------
                                                  (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                      $428,680                      $445,490
   Time charges                                     54,266                        60,941
   Miscellaneous                                     4,312                         8,523
                                                  --------                      --------
                                                   487,258                       514,954
                                                  --------                      --------
Cost and expenses:
   Cost of sales                                   343,747                       361,495
   Depreciation                                     19,431                        21,543
   Selling, general and administrative              48,940                        43,650
   Postretirement benefits                           4,887                         5,844
   Provision for possible losses                     1,121                            10
   Interest and amortization of debt expense        46,856                        46,020
   Amortization of goodwill                          9,388                        10,614
   Reversal of mine shutdown costs                  (3,500)                           --
   Loss on sale of subsidiary                           --                         3,849
                                                  --------                      --------
                                                   470,870                       493,025
                                                  --------                      --------
                                                    16,388                        21,929
                                                  --------                      --------
Income tax expense:
   Current                                          (7,686)                         (309)
   Deferred                                           (248)                       (1,885)
                                                  --------                      --------
Net income                                        $  8,454                      $ 19,735
                                                  ========                      ========



Net income per share:
   Basic                                          $    .17                      $    .38
                                                  ========                      ========


   Diluted                                        $    .17                      $    .38
                                                  ========                      ========

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the six months ended
                                                                                November  30,
                                                              -----------------------------------------------
                                                                   1999                              1998
                                                              -------------                      ------------
                                                                   (in thousands except per share amounts)
Sales and revenues:
   Net sales                                                  $     825,553                      $    868,090
   Time charges                                                     112,582                           125,172
   Miscellaneous                                                      8,933                            14,826
                                                              -------------                      ------------
                                                                    947,068                         1,008,088
                                                              -------------                      ------------
Cost and expenses:
   Cost of sales                                                    653,386                           710,023
   Depreciation                                                      37,343                            41,576
   Selling, general and administrative                               95,672                            86,759
   Postretirement benefits                                           10,907                            11,717
   Provision for possible losses                                      1,732                                95
   Interest and amortization of debt expense                         92,376                            93,505
   Amortization of goodwill                                          19,374                            21,223
   Reversal of mine shutdown costs                                   (3,500)                                -
   Loss on sale of subsidiary                                             -                             3,849
                                                              -------------                      ------------
                                                                    907,290                           968,747
                                                              -------------                      ------------
                                                                     39,778                            39,341
Income tax expense:
   Current                                                           (8,320)                           (1,304)
   Deferred                                                         (10,923)                           (9,265)
                                                              -------------                      -------------
Net income                                                    $      20,535                       $    28,772
                                                              =============                       ===========


Net income per share:
   Basic                                                      $         .41                       $       .55
                                                              =============                       ===========


   Diluted                                                    $         .41                       $       .55
                                                              =============                       ===========


          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)


                                                                        Retained     Accumulated
                                                                        Earnings        Other
                                                        Comprehensive (Accumulated  Comprehensive   Common Capital in  Treasury
                                               Total       Income       Deficit)       Income        Stock   Excess      Stock
                                               -----       ------       --------       ------        -----   ------      -----
Balance at May 31, 1999                     $ 342,919                  $(748,905)     $ (6,028)      $553  $1,169,377  $(72,078)
Comprehensive income
   Net income                                  20,535    $  20,535        20,535
   Other comprehensive income, net of tax
     Net unrealized depreciation in
      marketable securities                       (66)         (66)                        (66)
     Foreign currency translation adjustment     (188)        (188)                       (188)
                                                         ---------
   Other comprehensive income                                 (254)
                                                         ---------
Comprehensive income                                     $  20,281
                                                         =========
Stock issued from options exercises                33                                                              33
Purchases of treasury stock                   (18,540)                                                                  (18,540)
Dividends paid                                 (1,494)                    (1,494)
                                            ---------                  ---------      --------     ------  ----------  --------
Balance at November 30, 1999                $ 343,199                  $(729,864)    $  (6,282)      $553  $1,169,410  $(90,618)
                                            =========                  =========     =========     ======  ==========  ========

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the six months ended
                                                                             November 30,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------      ---------
OPERATING ACTIVITIES                                                       (in thousands)
   Net income                                                          $ 20,535     $  28,772
   Charges to income not affecting cash:
     Depreciation                                                        37,343        41,576
     Provision for deferred income taxes                                 10,923         9,265
     Accumulated postretirement benefits obligation                       6,587         7,619
     Provision for other long-term liabilities                              516        (1,598)
     Amortization of goodwill                                            19,374        21,223
     Amortization of debt expense                                         3,270         2,892
     Reversal of mine shutdown costs                                     (3,500)           --
     Loss on sale of subsidiary                                              --         3,849
                                                                       ========     =========
                                                                         95,048       113,598
   Decrease (increase) in assets:
     Short-term investments, restricted                                   3,547       118,682
     Marketable securities                                              (23,074)       33,473
     Instalment notes receivable, net (a)                                (8,288)       18,023
     Trade and other receivables, net                                    10,778        11,519
     Inventories                                                         20,336        30,341
     Prepaid expenses                                                     6,252         1,223

   Increase (decrease) in liabilities:
     Book overdrafts                                                     (3,095)       (1,643)
     Accounts payable                                                     4,577       (27,042)
     Accrued expenses                                                   (18,290)      (17,559)
     Income taxes payable                                                  (578)       (3,957)
     Accrued interest                                                     2,040        (5,448)
                                                                       --------     ---------
       Cash flows from operating activities                              89,253       271,210
                                                                       --------     ---------
INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of retirements       (38,664)      (38,202)
   Increase in investments and other assets                                 (41)         (249)
   Proceeds from sale of subsidiary                                          --        14,878
   Acquisitions, net of cash                                                 --        (6,976)
                                                                       ========     =========
       Cash flows used in investing activities                          (38,705)      (30,549)
                                                                       --------     ---------
FINANCING ACTIVITIES
   Issuance of short-term notes payable and long-term senior debt       335,000       151,771
   Retirement of short-term notes payable and
     long-term senior debt                                             (348,414)     (338,305)
   Additions to unamortized debt expense                                     --       (23,700)
   Purchases of treasury stock                                          (18,540)      (38,148)
   Dividends paid                                                        (1,494)           --
   Exercise of employee stock options                                        33           208
                                                                       ---------    ---------
       Cash flows used in investing activities                          (33,415)     (248,174)
                                                                       ---------    ---------
EFFECT OF EXCHANGE RATE ON CASH                                            (188)          296
                                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents                     16,945        (7,217)
Cash and cash equivalents at beginning of period                         40,841        54,709
                                                                       ---------    ---------
Cash and cash equivalents at end of period                             $ 57,786      $ 47,492
                                                                       ========      ========

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $94,414 and $82,335 and cash collections on account and payouts in advance of maturity of $86,126 and $100,358, respectively.

          See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company") is a diversified holding company with four reportable segments: Homebuilding and Financing, Water Transmission Products, Energy Services and Natural Resources. Through these operating segments and other operations, the Company offers a diversified line of products and services primarily including home construction and financing, ductile iron pressure pipe, alloys, metals, petroleum coke distribution and refinery outsourcing services, coal, methane gas, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber. The Company's coal mining and methane gas subsidiary, Jim Walter Resources, Inc. ("JWR"), has been reclassified from discontinued operations to continuing operations (see Note 2 for further discussion). The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated.

All of the November 30, 1999 and 1998 amounts are unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been made. The results for the three and six months ended November 30, 1999 and 1998 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.


Note 2 -  Reclassification of Jim Walter Resources to Continuing Operations

In February 1999, a decision was made to dispose of JWR. The program initiated has resulted in a decision by the Company's Board of Directors to retain JWR for the immediate future. The Company, however, is committed to ultimately separate the operations of JWR at such time that it believes shareholder value can be realized more fully than is possible under current market and industry conditions.

The Company pursued a sale as the first and most preferred objective, but ultimately no acceptable proposals were received. This effort was impacted to a great extent by the deterioration in worldwide coal markets during the second half of calendar 1999, which disrupted a number of major coal asset transactions and thus seriously eroded the base of potential viable buyers of JWR.

A tax-free spin-off in the form of a stock dividend to Company shareholders was also examined by management, the Company's Board of Directors and outside advisors. The Board of Directors ultimately decided that anticipated financial benefits of recent productivity improvements at JWR need to be further demonstrated before they can reasonably assess whether a spin-off would be in the best interests of the shareholders. Although the prospects of a sale or spin-off in the near term are unlikely given prevailing market conditions, the Company still intends to pursue these alternatives at the appropriate time.

As a result of the Board of Directors decision, the results of operations of JWR have been reclassified from discontinued operations to continuing operations for all periods presented. Operating results, for segment reporting purposes, is reported as Natural Resources.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Results for the three months and six months ended November 30, 1999 include the reversal of $3.5 million ($2.2 million after-tax) in shutdown costs associated with Mine No. 3 recorded in the fiscal 1999 third quarter and recognition of the fiscal 2000 first quarter pre-tax loss of JWR of $3.0 million ($1.6 million after-tax) which had been deferred pending its disposition.

The following is a summary of the operating results and assets for each of the fiscal years ended May 31, during which JWR was reported as a discontinued operation (in thousands).

                                                      1999                     1998
                                                  -------------           -------------
     Revenues                                       $ 296,308               $ 354,149
     Net income (loss)                                (17,917)                 29,831
     Assets                                           365,729                 382,509


Note 3 - Restricted Short-Term Investments

Restricted short-term investments at November 30, 1999 and May 31, 1999 include
(i) temporary investment of reserve funds and collections on instalment notes receivable owned by the Trusts ($98.5 million and $115.9 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which were subject to retention at November 30, 1999 and May 31, 1999 ($31.0 million and $17.1 million, respectively) and (iii) miscellaneous other segregated accounts restricted to specific uses ($16.1 million in both periods).


Note 4 - Instalment Notes Receivable and Mortgage-Backed/Asset-Backed Notes

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding for each of the Trusts organized by Mid-State Homes are as follows (in thousands):

                                           November 30, 1999
                             -------------------------------------------------
                             Gross Balance  Economic Balance  Debt Outstanding
                             -------------  ----------------  ----------------
Loan & Security Agreement      $       --      $       --       $   88,579
xTrust II                         549,985         356,932          226,100
Trust III                         236,687         135,331           32,889
Trust IV                        1,137,517         530,805          569,607
Trust V                           632,016         240,184          198,000
Trust VI                          876,410         363,674          337,155
Trust VII                         786,949         314,842          294,957
Unpledged                          20,351           7,846               --
                               ----------      ----------       ----------
    Total                      $4,239,915      $1,949,614       $1,747,287
                               ==========      ==========       ==========



Note 5 - Stockholders' Equity

In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under the share repurchase program authorized in July 1998. Additionally, in October 1999, the Company's Board of Directors authorized up to $25.0 million in additional repurchases of the Company's common stock.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Information relating to the Company's share repurchases is set forth below (in thousands):

                                      November 30, 1999
                                     -------------------
                                     Shares       Amount
Share repurchases for the six
  months ended November 30, 1999      1,584      $18,540
                                     ======      =======



Cumulative amount repurchased
  under current authorizations        5,178      $68,778
                                     ======      =======

Total held in treasury                6,576      $90,618
                                     ======      =======


Note 6 - Earnings Per Share

A reconciliation of the basic and diluted per share computations for the three months and six months ended November 30, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                            Three Months Ended November 30,
                                                     ----------------------------------------------
                                                             1999                     1998
                                                     --------------------      --------------------
                                                      Basic       Diluted       Basic       Diluted
                                                     -------      -------      -------      -------
Net income                                           $ 8,454      $ 8,454      $19,735      $19,735
                                                     =======      =======      =======      =======

Average number of common shares outstanding (a)       49,577       49,577       51,458       51,458
Effect of diluted securities:
   Stock options (b)                                      --            1           --           49
                                                     =======      =======      =======      =======
                                                      49,577       49,578       51,458       51,507
                                                     =======      =======      =======      =======

Net income per share                                 $   .17      $   .17      $   .38      $   .38
                                                     =======      =======      =======      =======

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                              Six Months Ended November 30,
                                                     ----------------------------------------------
                                                             1999                      1998
                                                     --------------------      --------------------
                                                      Basic       Diluted       Basic       Diluted
                                                     -------      -------      ------       -------
Net income                                           $20,535      $20,535      $28,772      $28,772
                                                     =======      =======      =======      =======


Average number of common shares outstanding (a)       49,831       49,831       52,458       52,458
   Effect of diluted securities:
     Stock options (b)                                    --           14           --          227
                                                     -------      -------      -------      -------
                                                      49,831       49,845       52,458       52,685
                                                     =======      =======      =======      =======

Net income per share                                 $   .41      $   .41      $   .55      $   .55
                                                     =======      =======      =======      =======


(a) For the three and six months ended November 30, 1999 and 1998 includes 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but does not include shares held in treasury.

(b) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock, which could have been purchased with the proceeds from the exercise of such options. These purchases of common stock were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.


Note 7 - Segment Information

Information relating to the Company's operating segments is set forth below (in thousands):

                                                                        Three months ended
                                                                            November 30,
                                                                ----------------------------------
                                                                    1999                  1998
                                                                ------------          ------------
Sales and revenues:
   Homebuilding and Financing                                   $    119,389          $    112,339
   Water Transmission Products                                       134,563               135,641
   Energy Services                                                    81,424                98,858
   Natural Resources                                                  71,691                88,621
   Other                                                              79,956                79,379
   Corporate                                                             235                   116
                                                                ------------          ------------
     Consolidated sales and revenues                            $    487,258          $    514,954
                                                                ============          ============

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                Three months ended
                                                    November 30,
                                               ---------------------
                                                 1999        1998
                                               --------    ---------
Operating income (a):
   Homebuilding and Financing (b)              $ 23,284    $  29,704
   Water Transmission Products                   13,058        9,587
   Energy Services                                7,968        7,152
   Natural Resources                             (4,391)         (42)
   Other                                          8,260        2,920
                                               --------    ---------
     Operating income                            48,179       49,321
   Less: General corporate expense (b)           (5,775)      (5,258)
         Senior debt interest expense (b)       (11,465)     (10,610)
         Intercompany interest expense (b)      (14,551)     (11,524)
                                               --------    ---------

   Income before tax expense                     16,388       21,929
   Income tax expense                            (7,934)      (2,194)
                                               --------    ---------
     Net income                                $  8,454    $  19,735
                                               ========    =========

Depreciation:
   Homebuilding and Financing                  $  1,304    $     969
   Water Transmission Products                    5,201        4,911
   Energy Services                                1,616        1,566
   Natural Resources                              7,579        9,898
   Other                                          3,362        3,778
   Corporate                                        369          421
                                               --------    ---------
     Total                                     $ 19,431    $  21,543
                                               ========    =========



(a) Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill amortization by segment is as follows (in thousands):

                                               Three months ended
                                                    November 30,
                                               --------------------
                                                1999         1998
                                               -------      -------
     Homebuilding and Financing                $ 4,911      $ 5,902
     Water Transmission Products                 2,458        2,457
     Energy Services                             2,149        2,391
     Natural Resources                            (434)        (435)
     Other                                         264          261
     Corporate                                      40           38
                                               -------      -------
                                               $ 9,388      $10,614
                                               =======      =======


                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b) Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate are as follows (in thousands):

                                           Three months ended
                                               November 30,
                                         ---------------------
                                           1999           1998
                                         --------      --------
Homebuilding and Financing:
  Gross interest                         $ 35,391      $ 35,410
  Less: Intercompany interest income      (14,551)      (11,524)
                                         --------      --------
  Net interest expense                     20,840        23,886
Corporate:
  Senior debt interest                     11,465        10,610
  Intercompany interest expense            14,551        11,524
                                         --------      --------
                                         $ 46,856      $ 46,020
                                         ========      ========

         General corporate expense, senior debt interest expense and intercompany interest expense are attributable to all operating segments, but cannot be reasonably allocated to specific segments.

                                                     Six months ended
                                                        November 30,
                                                ---------------------------
                                                  1999              1998
                                                ---------       -----------
Sales and revenues:
   Homebuilding and Financing                   $ 245,798       $   224,189
   Water Transmission Products                    263,167           261,881
   Energy Services                                146,016           186,831
   Natural Resources                              134,302           173,203
   Other                                          157,225           161,828
   Corporate                                          560               156
                                                ---------       -----------
     Consolidated sales and revenues            $ 947,068       $ 1,008,088
                                                =========       ===========
Operating income (a):
   Homebuilding and Financing (b)               $  47,943       $    58,392
   Water Transmission Products                     27,589            17,511
   Energy Services                                 12,625            10,696
   Natural Resources                               (4,365)           (5,253)
   Other                                           15,955            10,744
                                                ---------       -----------
     Operating income                              99,747            92,090
   Less: General corporate expense (b)            (11,185)           (8,610)
         Senior debt interest expense (b)         (21,645)          (21,162)
         Intercompany interest expense (b)        (27,139)          (22,977)
                                                ---------       -----------
   Income before tax expense                       39,778            39,341
   Income tax expense                             (19,243)          (10,569)
                                                ---------       -----------
     Net Income                                 $  20,535       $    28,772
                                                =========       ===========
Depreciation:
   Homebuilding and Financing                   $   2,631       $     1,935
   Water Transmission Products                      9,541             8,988
   Energy Services                                  3,259             3,107
   Natural Resources                               14,445            19,108
   Other                                            6,726             7,593
   Corporate                                          741               845
                                                ---------       -----------
     Total                                      $  37,343       $    41,576
                                                =========       ===========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(a) Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill by segment is as follows (in thousands):

                                                                      Six months ended
                                                                         November 30,
                                                                -----------------------------
                                                                  1999               1998
                                                                ---------          ----------
         Homebuilding and Financing                             $  10,421          $   12,047
         Water Transmission Products                                4,942               4,942
         Energy Services                                            4,276               4,502
         Natural Resources                                           (874)               (875)
         Other                                                        530                 528
         Corporate                                                     79                  79
                                                                ---------          ----------
                                                                $  19,374          $   21,223
                                                                =========          ==========


(b) Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate are as follows (in thousands):

                                                                      Six months ended
                                                                         November 30,
                                                                -----------------------------
                                                                  1999               1998
                                                                ---------          ----------
         Homebuilding and Financing:
           Gross interest                                       $  70,731          $   72,343
           Less: Intercompany interest income                     (27,139)            (22,977)
                                                                ---------          ----------
           Net interest                                            43,592              49,366
         Corporate:
           Senior debt interest                                    21,645              21,162
           Intercompany interest                                   27,139              22,977
                                                                ---------          ----------
                                                                $  92,376          $   93,505
                                                                =========          ==========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 2 of "Notes to Consolidated Financial Statements" which discusses the reclassification of Jim Walter Resources, Inc. ("JWR") from discontinued operations to continuing operations and Note 7 of "Notes to Consolidated Financial Statements" which presents sales and revenues and operating income by operating segment.


RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

Net sales and revenues for the three months ended November 30, 1999 were $27.7 million, or 5.4%, below the prior year period. The decrease was primarily attributable to a decrease in time charge income, lower market prices for products sold by the Energy Services segment and lower shipments and selling prices for coal. In addition, prior year results included revenues of $7.2 million from JW Window Components, Inc. ("JWWC") which was sold in the fiscal 1999 second quarter.

Cost of sales, exclusive of depreciation, of $343.7 million was 80.2% of net sales in the 1999 period versus $361.5 million and 81.1% in 1998. The improvement principally resulted from higher gross profit margins for pipe products, petroleum coke products and aluminum foil and sheet products.

Selling, general and administrative expenses of $48.9 million were 10.0% of net sales and revenues in the 1999 period compared to $43.6 million and 8.5% in 1998. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. (October 1998) and Crestline Homes, Inc. (February 1999) and expenditures associated with upgrading information technology capabilities and addressing Year 2000 issues.

Interest and amortization of debt expense was $46.9 million in the 1999 period versus $46.0 million in 1998 as a result of higher interest rates, partially offset by slightly lower average outstanding debt balances. The average rate of interest in the 1999 period was 7.78% as compared to 7.52% in 1998. The average prime rate of interest was 8.29% and 8.17% in the 1999 and 1998 periods, respectively.

The Company's effective tax rate in the 1999 and 1998 periods differed from the statutory tax rate primarily due to amortization of goodwill, which is not deductible for tax purposes, excluding amounts related to the AIMCOR acquisition. Additionally, in the 1998 period, the Company's effective tax rate differed from the statutory rate as a result of a $10.5 million non-recurring tax benefit recognized on the sale of JWWC.

Net income in the 1999 period was $8.5 million compared to $19.7 million in the 1998 period. Current year results included a $3.5 million pre-tax ($2.2 million after-tax) reversal of Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter and recognition of the fiscal 2000 first quarter loss of JWR of $3.0 million pre-tax ($1.6 million after-tax) which had been deferred pending its disposition. Prior year results included an after-tax gain of $6.7 million from the sale of JWWC. The Company's diluted earnings per share in the 1999 period were $.17 compared to $.38 in the 1998 period. Current and prior year results reflect all of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding and Financing sales and revenues were $7.0 million, or 6.3%, above the prior year period. The improved revenues reflects an increase in the number of units sold, from 888 units in the 1998 period to 1,107 units in 1999 and a 6.2% increase in the average net selling price, from $51,600 in the 1998 period to $54,800 in 1999, partially offset by lower time charge income (revenues received from Mid-State's instalment note portfolio), from $60.9 million in the 1998 period to $54.3 million in 1999. The higher average selling price resulted from new product options and amenity upgrades as well as consumer preference for new and more upscale models being offered by Jim Walter Homes. The order backlog at November 30 1999 was 2,262 units compared with 2,404 units at November 30, 1998. The decrease in time charge income resulted from a $5.3 million reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $23.3 million (net of interest expense) was $6.4 million lower than the prior year period, primarily reflecting the reduction in time charge income and a decline in homebuilding gross profit margins due to increases in building material costs, partially offset by increases in units sold and average net selling prices, lower interest expense in the 1999 period ($20.8 million) as compared to the prior year period ($23.9 million) and lower goodwill amortization in the 1999 period ($4.9 million) compared to 1998 ($5.9 million).

Water Transmission Products sales and revenues were $1.1 million, or .8%, below the prior year period. The decrease was the result of lower selling prices, partially offset by higher shipments. Total shipments in the 1999 period were 177,500 tons compared to 175,900 tons in 1998. The order backlog at November 30, 1999 was 133,800 tons, which represents approximately three months shipments compared with 116,600 tons at November 30, 1998. Operating income of $13.1 million was $3.5 million above the prior year period. This performance was the result of higher gross profit margins realized due to lower raw material costs (primarily scrap iron) and improved operating efficiencies, partially offset by the lower revenues.

Energy Services' sales and revenues decreased $17.4 million, or 17.6%, from the prior year period reflecting a year-to-year decline in worldwide market prices for petroleum coke and ferroalloys. Operating income of $8.0 million, however, was $.8 million greater than the prior year period reflecting higher earnings within its carbon products units, principally driven by a more normalized margin and cost environment for petroleum coke products and related outsourcing services.

Natural Resources sales and revenues decreased $16.9 million, or 19.1%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of 1.69 million tons of coal was sold at an average selling price per ton of $38.10 in the 1999 period compared to 1.97 million tons at $41.83 in 1998. The decrease in shipments principally reflects lower production levels due to the shutdown of Mine No. 3. Methane gas sales volumes were 2.3 billion cubic feet in the 1999 period versus 2.4 billion in 1998. The average selling price per thousand cubic feet was $3.55 in the 1999 period versus $2.90 in 1998. Both periods included a monthly reservation fee of $.7 million. The segment's operating loss in the 1999 period was $4.4 million versus a loss of $42,000 in 1998. Lower revenues in the current year period were partially offset by improved production costs ($34.65 per ton in the 1999 period as compared to $38.56 in 1998). In addition, current period results included the reversal of $3.5 million in Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter, partially offset by recognition of the fiscal 2000 first quarter operating loss of $3.0 million which had been deferred pending disposition of JWR.

The Other segment's sales and revenues were $.6 million, or .7%, greater than the prior year period. Increased shipments of aluminum foil and sheet products and specialty chemicals were partially offset by reduced revenues from the Company's land management businesses. In addition, 1998 results included revenues from JWWC previously mentioned. Operating income of $8.3 million was $5.3 million above the prior year period which included a pre-tax loss on the sale of JWWC of $3.8 million. Improved operating margins for aluminum foil and sheet products and specialty chemicals were partially offset by lower land management income.


SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

Net sales and revenues for the six months ended November 30, 1999 were $61.0 million, or 6.1%, below the prior year period. The decrease was primarily attributable to a decrease in time charge income, lower market prices for products sold by the Energy Services segment and lower shipments and selling prices for coal. In addition, prior year results included revenues of $18.8 million from JWWC which was sold in the fiscal 1999 second quarter.

Cost of sales, exclusive of depreciation, of $653.4 million was 79.1% of net sales in the 1999 period versus $710.0 million, and 81.8%, in 1998. The improvement principally resulted from higher gross profit margins on pipe products, petroleum coke products and aluminum foil and sheet products.

Selling, general and administrative expenses of $95.7 million were 10.1% of sales and revenues in the 1999 period compared to $86.8 million and 8.6% in 1998. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. (October 1998) and Crestline Homes, Inc. (February 1999) and expenditures associated with upgrading information technology capabilities and addressing Year 2000 issues.

Interest and amortization of debt expense was $92.4 million in the 1999 period versus $93.5 million in the prior year period as a result of lower average outstanding debt balances, partially offset by slightly higher interest rates. The average rate of interest in the 1999 period was 7.60% as compared to 7.53% in 1998. The average prime rate of interest was 8.11% and 8.33% in the 1999 and 1998 periods, respectively.

The Company's effective tax rates in the 1999 and 1998 periods differed from the statutory tax rate primarily due to amortization of goodwill which is not deductible for tax purposes, excluding amounts relating to the AIMCOR acquisition. Additionally, in the 1998 period, the Company's effective tax rate differed from the statutory rate as a result of a $10.5 million non-recurring tax benefit recognized on the sale of JWWC.

Net income in the 1999 period was $20.5 million compared to $28.8 million in the 1998 period. Current year results included a $3.5 million pre-tax ($2.2 million after-tax) reversal of Mine No. 3 shutdown costs recorded in the fiscal 1999 third quarter and recognition of the fiscal 2000 first quarter loss of JWR of $3.0 million pre-tax ($1.6 million after-tax) which had been deferred pending its disposition. Prior year results included an after-tax gain of $6.7 million from the sale of JWWC. The Company's diluted earnings per share in the 1999 period was $.41 compared to $.55 in the 1998 period. The current and prior year results reflect all of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding and Financing sales and revenues were $21.6 million, or 9.6%, above the prior year period. The increase reflects an increase in the number of homes sold from 1,732 units in the 1998 period to 2,276 units in 1999, combined with a higher average net selling price, from $50,900 in 1998 to $54,500 in 1999, partially offset by lower time charge income (revenues received from Mid-State's instalment note portfolio) from $125.2 million in the 1998 period to $112.6 million in 1999. The higher average net selling price resulted from new product options and amenity upgrades, as well as consumer preference for more upscale models being offered by Jim Walter Homes. The decrease in time charge income resulted from a $9.0 million reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $47.9 million (net of interest expense) was $10.4 million below the prior year period, reflecting the lower time charge income and a decline in homebuilding gross profit margins due to increases in building material costs, partially offset by the increase in units sold and the average net selling prices, lower interest expense in the 1999 period ($43.6 million) as compared to the prior year period ($49.4 million), and lower goodwill amortization in the 1999 period ($10.4 million) compared to 1998 ($12.0 million).

Water Transmission Products sales and revenues were $1.3 million, or .5%, above the prior year period. The performance was the result of higher shipments, partially offset by a slight decline in ductile iron pressure pipe selling prices. Total shipments in the 1999 period were 345,600 tons compared to 343,500 tons in 1998. Operating income of $27.6 million exceeded the prior year period by $10.1 million. This performance was the result of improved gross profit margins reflecting lower raw material costs (primarily scrap iron) and improved operating efficiencies combined with the previously mentioned increase in sales and revenues.

Energy Services' sales and revenues decreased $40.8 million, or 21.8%, from the prior year period reflecting a year-to-year decline in worldwide market prices for petroleum coke and ferroalloys. Operating income of $12.6 million, however, was $1.9 million greater than the prior year period reflecting higher earnings within its carbon products units, principally driven by a more normalized margin and cost environment for petroleum coke products and related outsourcing services.

Natural Resources sales and revenues decreased $38.9 million, or 22.5%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of 3.1 million tons of coal was sold at an average selling price per ton of $38.74 in the current year period compared with 3.80 million tons at $42.42 in 1998. The decrease in shipments principally reflects lower production levels due to the shutdown of Mine No. 3. Methane gas sales volumes were 4.5 billion cubic feet in the 1999 period versus 4.6 billion cubic feet in 1998. The average selling price per thousand cubic feet was $3.29 in the 1999 period versus $3.03 in 1998. Both periods included a monthly reservation fee of $.7 million. The segment's operating loss was $4.4 million in the 1999 period compared to an operating loss of $5.3 million in 1998. This performance was the result of reduced production costs ($36.78 per ton in the 1999 period versus $40.96 in 1998), partially offset by the lower revenues. In addition, current year results included the reversal of $3.5 million in Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter.

The Other segment's sales and revenues decreased $4.6 million, or 2.8%, from the prior year period. Prior year results included revenues from JWWC previously mentioned. Increased shipments of aluminum foil and sheet products and specialty chemicals were partially offset by lower sales of furnace and foundry coke and reduced revenues from the Company's land management businesses. Operating income of $16.0 million exceeded the prior year period by $5.2 million which included a pre-tax loss on the sale of JWWC of $3.8 million. Improved operating margins for aluminum foil and sheet products and specialty chemicals were partially offset by lower land management income.


FINANCIAL CONDITION

Since May 31, 1999, total debt decreased $13.4 million. During the six months ended November 30, 1999, net borrowings under the Mid-State Trust V Variable Funding Loan Agreement totaled $93.0 million. Scheduled payments on the mortgage-backed / asset-backed notes amounted to $103.9 million. Retirement of other senior debt amounts to $2.5 million.

Borrowings under the Credit Facilities totaled $550.0 million at November 30, 1999. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. There were $20.8 million face amount of letters of credit outstanding thereunder as of November 30, 1999.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests. Effective August 31, 1999, the Credit Facilities were amended to include, among other things, the following: (a) the Applicable Margin (as defined in the Credit Facilities) for LIBOR rate loans is amended in its entirety and includes a range from .625% to 2.25% (based upon a leverage ratio pricing grid); (b) the Applicable Unused Fee (as defined in the Credit Facilities) is amended in its entirety and includes a range from .20% to .40% (based upon a leverage ratio pricing grid); (c) the borrowers' fixed charge coverage ratio was replaced by an interest coverage ratio (the ratio of Consolidated EBITDA (as defined in Amendment Agreement No. 5 to the Credit Facilities) to Consolidated Interest Expense (as defined in the Credit Facilities)). The interest coverage ratio is required to be at least 2.50-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) for the duration of the Credit Facilities; and (d) the borrowers are required to maintain a leverage ratio (the ratio of indebtedness to Consolidated EBITDA) of not more than 3.75-to-1 for the duration of the Credit Facilities, provided, however, in the event of a Mining Sale (as defined in the Credit Facilities) the ratio must not exceed 4.25-to-1 for the period ending November 30, 1999, 4.0-to-1 for the periods ending February 29, 2000, and May 31, 2000, and 3.75-to-1 for the period ending August 31, 2000 and thereafter. The Company was in compliance with these covenants at November 30, 1999.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at November 30, 1999. Effective September 29, 1999, the Trust V Variable Funding Loan Agreement was amended to include, among other things, the following: (a) the facility is increased to $500.0 million; (b) interest is based upon the cost of A-1 and P-1 rated commercial paper plus .25%; and (c) the facility fee on the maximum net investment is .25%. The agreement expires September 27, 2000.

The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State Homes to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State Homes is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at November 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, net of book overdrafts, were approximately $27.3 million at November 30, 1999. Operating cash flows for the six months ended November 30, 1999, together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances, were primarily used for retirement of long-term senior debt, interest payments, capital expenditures, cash dividends and the purchase of approximately 1.6 million shares of common stock during the six months ended November 30, 1999. In October 1999, the Company's Board of Directors authorized up to $25.0 million in additional repurchases of the Company's common stock.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at November 30, 1999 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the remaining six months of the fiscal year ending May 31, 2000 will approximate $75.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to an additional $11.6 million of the Company's common stock, the amount remaining at November 30, 1999 under the current authorization.


MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Loan and Security Agreement, Trust V Variable Funding Loan, and any future financing requirements.

The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at November 30, 1999. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

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


YEAR 2000 DISCLOSURE

This Year 2000 ("Y2K") disclosure is provided in accordance with the Federal Year 2000 Information and Readiness Disclosure Act, P.L. 105-271.

The Company successfully completed all work to resolve the potential impact of the Y2K on the processing of date-sensitive information by the Company's computerized information systems and equipment with embedded chips. The Company did not experience any material disruption from the Year 2000 issue relating to the century rollover. The Company will continue to monitor all critical systems for the appearance of delayed year 2000 related issues, problems relative to the leap year and problems encountered through suppliers, customers and other third parties with whom the Company deals.

Description of Areas of Impact and Risk

The company identified three areas where the Y2K problem created risk to the Company, these areas were: a) internal Information Technology ("IT") systems; b) non-IT systems with embedded chip technology; and c) system capabilities of third party businesses with relationships with the Company, including product suppliers, customers, service providers (such as telephone, power, logistics, financial services) and other businesses whose failure to by Y2K compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

Plan to Address Year 2000 Compliance

The Company established a Corporate Steering Committee (the "Committee") to coordinate solutions to Y2K issues. The Committee included a representative from each subsidiary as well as a member of the Company's Law Department, the Director of Information Technology and the Chief Financial Officer. The Committee identified systems and applications that require modification and evaluated alternative solutions. The Committee developed a Y2K Standard that was issued to all subsidiaries to follow for Y2K compliance. Status conference calls were held monthly and on-site progress reviews were held quarterly.

State of Readiness

The Company completed an inventory assessment, remediation or replacement, and testing for all of its internal information systems and non-IT systems with embedded chip technology. A readiness assessment was completed on all material third parties with whom the Company does business.

Contingency plans were developed and contingency action teams are in place in each business unit to mitigate possible disruptions in business operations as a result of a Year 2000 issue. These plans and teams will remain in effect until March 2000 to handle any delayed or leap year issues.

Cost of Project

The overall cost of the Company's Y2K compliance effort was approximately $16.5 million.

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

The Company has established a plan to address the issues raised by the euro conversion. These issues, which are applicable to the operations of AIMCOR include but are not limited to: the competitive impact created by cross-border price transparency; the need for the company and its business partners to adapt IT and non-IT systems to accommodate euro-denominated transactions and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations. As part of Phase I, the cost IT system has been modified for euro currency compliance. The Company's European locations are currently processing euro-compliant transactions. Phase II of the euro currency project focuses on the conversion effect to a Euro base currency. Phase II is scheduled to be complete by June 1, 2001. The project budget is approximately $183,000 of which approximately $143,000 has been spent.


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

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See "Note 7 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held October 14, 1999, the following proposals were approved:

                                                                       Affirmative        Negative             Votes
                                                                           VOTES            VOTES             WITHHELD
(1)      Proposal to elect nine members to the
         Board of Directors to serve for the
         ensuing year                                                   46,418,873        138,774                   --

(2)      Proposal to ratify the appointment of
         PricewaterhouseCoopers LLP as independent
         certified public accountants for the fiscal
         year ending May 31, 2000                                       46,485,516         40,518               31,613

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 -- Financial Data Schedule

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




Date:   January 14, 2000
     ------------------------