Form 10-Q
period 2000-02-29
WALTER INDUSTRIES INC /NEW/
filed 2000-04-06
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-20537


                             WALTER INDUSTRIES, INC.


   Incorporated in Delaware        IRS Employer Identification No. 13-3429953

                   1500 North Dale Mabry, Tampa, Florida 33607

                          Telephone Number 813-871-4811


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /.

There were 47,221,992 shares of common stock of the registrant outstanding at March 31, 2000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   February 29,       May 31,
                                                                       2000            1999
                                                                   (unaudited)       (audited)
                                                                   -----------       ---------
                                                                         (in thousands)
ASSETS
Cash and cash equivalents ..................................      $   44,461      $   40,841
Short-term investments, restricted .........................         149,512         149,149
Marketable securities ......................................             810           4,803
Instalment notes receivable ................................       4,264,913       4,191,138
   Less -Allowance for possible losses .....................         (26,143)        (25,813)
         Unearned time charges .............................      (2,936,107)     (2,874,556)
Trade receivables, less allowance for possible
   losses of $6,722 and $6,537, respectively ...............         202,947         219,490
Other receivables ..........................................          20,114          17,379
Inventories
   Finished goods ..........................................         203,181         207,866
   Goods in process ........................................          48,375          44,178
   Raw materials and supplies ..............................          55,389          50,986
   Houses held for resale ..................................           4,939           3,377

Prepaid expenses ...........................................          16,842          19,326

Property, plant and equipment, net .........................         634,526         634,246
Deferred income taxes ......................................          55,229          69,950
Investments and other long-term assets .....................          55,611          54,924
Unamortized debt expense ...................................          45,479          50,623
Goodwill, net ..............................................         474,968         504,119
                                                                  ----------      ----------
                                                                  $3,315,046      $3,362,026
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts ............................................      $   23,265      $   33,579
Accounts payable ...........................................         132,214         125,846
Accrued expenses ...........................................         110,090         135,959
Income taxes payable .......................................          49,649          53,032
Short-term notes payable ...................................           1,688           2,200
Long-term senior debt:
   Mortgage-backed/asset-backed notes ......................       1,738,415       1,758,151
   Other senior debt .......................................         556,800         553,000
Accrued interest ...........................................          24,627          25,670
Accumulated postretirement benefits obligation .............         280,907         270,409
Other long-term liabilities ................................          61,764          61,261

Stockholders' equity
   Common stock - 200,000,000 authorized, $.01 par value
     Issued - 55,315,184 and 55,304,184 shares, respectively             553             553
   Capital in excess of par value ..........................       1,169,492       1,169,377
   Accumulated deficit .....................................        (726,253)       (748,905)
   Treasury stock - 7,783,192 and 4,992,292 shares, at cost         (101,514)        (72,078)
   Cumulative foreign currency translation adjustment ......            (798)           (341)
   Excess of additional pension liability over
     unrecognized prior years service cost .................          (5,621)         (5,621)
   Net unrealized depreciation in marketable securities ....            (232)            (66)
                                                                  ----------      ----------
Total stockholders' equity .................................         335,627         342,919
                                                                  ----------      ----------
                                                                  $3,315,046      $3,362,026
                                                                  ==========      ==========

       See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three months ended
                                                    February  29,    February 28,
                                                        2000            1999
                                                      ---------       ---------
                                               (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                          $ 389,834       $ 350,450
   Time charges                                          55,755          59,958
   Miscellaneous                                          7,127           6,022
                                                      ---------       ---------
                                                        452,716         416,430
                                                      ---------       ---------
Cost and expenses:
   Cost of sales                                        310,278         284,347
   Depreciation                                          19,021          20,964
   Selling, general and administrative                   50,729          39,189
   Postretirement benefits                                5,469           5,560
   Provision for possible losses                            978             565
   Interest and amortization of debt expense             46,780          45,805
   Amortization of goodwill                               9,160           9,813
   Mine shutdown costs                                       --          27,485
                                                      ---------       ---------
                                                        442,415         433,728
                                                      ---------       ---------
                                                         10,301         (17,298)
Income tax benefit (expense):
   Current                                               (1,444)          3,906
   Deferred                                              (3,796)          2,466
                                                      ---------       ---------
Net income (loss)                                     $   5,061       $ (10,926)
                                                      =========       =========


Net income (loss) per share:
   Basic                                              $     .11       $    (.21)
                                                      =========       =========

   Diluted                                            $     .11       $    (.21)
                                                      =========       =========

       See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the nine months ended
                                                     February  29,          February 28,
                                                         2000                  1999
                                                      -----------           -----------
                                                  (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                          $ 1,215,387           $ 1,218,540
   Time charges                                           168,337               185,130
   Miscellaneous                                           16,060                20,848
                                                      -----------           -----------
                                                        1,399,784             1,424,518
                                                      -----------           -----------
Cost and expenses:
   Cost of sales                                          963,664               994,370
   Depreciation                                            56,364                62,540
   Selling, general and administrative                    146,401               125,948
   Postretirement benefits                                 16,376                17,277
   Provision for possible losses                            2,710                   660
   Interest and amortization of debt expense              139,156               139,310
   Amortization of goodwill                                28,534                31,036
   Mine shutdown costs                                     (3,500)               27,485
   Loss on sale of subsidiary                                -                    3,849
                                                      -----------           -----------
                                                        1,349,705             1,402,475
                                                      -----------           -----------
                                                           50,079                22,043
Income tax benefit (expense):
   Current                                                 (9,764)                2,602
   Deferred                                               (14,719)               (6,799)
                                                      -----------           -----------
Net income                                            $    25,596           $    17,846
                                                      ===========           ===========


Net income per share:
   Basic                                              $       .52           $       .34
                                                      ===========           ===========

   Diluted                                            $       .52           $       .34
                                                      ===========           ===========



       See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                    Retained     Accumulated
                                                                     Earnings       Other
                                                    Comprehensive  (Accumulated  Comprehensive   Common      Capital in    Treasury
                                         Total         Income        Deficit)       Income        Stock        Excess       Stock
                                       ----------    ----------     ----------    ----------    ----------   ----------   ----------
Balance at May 31, 1999                $  342,919                   $ (748,905)   $   (6,028)   $      553   $1,169,377  $  (72,078)
Comprehensive income
   Net income                              25,596    $   25,596         25,596
   Other comprehensive income,
     net of tax:
     Net unrealized depreciation in
       marketable securities                 (166)         (166)                        (166)
     Foreign currency translation
       adjustment                            (457)         (457)                        (457)
                                                     ----------
   Other comprehensive income                              (623)
                                                     ----------
Comprehensive income                                 $   24,973
                                                     ==========
Stock issued from options exercises           115                                                                  115
Purchases of treasury stock               (29,436)                                                                          (29,436)
Dividends paid                             (2,944)                      (2,944)
                                       ----------                   ----------    ----------    ----------  ----------   ----------
Balance at February 29, 2000           $  335,627                   $ (726,253)   $   (6,651)   $      553  $1,169,492   $ (101,514)
                                       ==========                   ==========    ==========    ==========  ==========   ==========


       See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the nine months ended
                                                                          February 29,    February 28,
                                                                              2000            1999
                                                                            ---------       ---------
OPERATING ACTIVITIES                                                             (in thousands)
   Net income                                                               $  25,596       $  17,846
   Charges to income not affecting cash:
     Depreciation                                                              56,364          62,540
     Provision for deferred income taxes                                       14,719           6,799
     Accumulated postretirement benefits obligation                            10,498          10,411
     Provision for other long-term liabilities                                    503             521
     Amortization of goodwill                                                  28,534          31,036
     Amortization of debt expense                                               5,912           5,207
     Mine shutdown costs                                                       (3,500)         27,485
     Loss on sale of subsidiary                                                   -             3,849
                                                                            ---------       ---------
                                                                              138,626         165,694
   Decrease (increase) in assets, net of effects of acquisitions:
     Short-term investments, restricted                                          (363)        103,491
     Marketable securities                                                      3,827          16,507
     Instalment notes receivable, net (a)                                     (11,894)         24,788
     Trade and other receivables, net                                          13,808          25,233
     Inventories                                                               (5,477)         (3,259)
     Prepaid expenses                                                           2,484          (6,038)

   Increase (decrease) in liabilities, net of effects of acquisitions:
     Book overdrafts                                                          (10,314)          4,469
     Accounts payable                                                           6,368         (30,618)
     Accrued expenses                                                         (22,369)        (16,112)
     Income taxes payable                                                      (3,383)         (1,775)
     Accrued interest                                                          (1,043)          1,088
                                                                            ---------       ---------
       Cash flows from operating activities                                   110,270         283,468
                                                                            ---------       ---------
INVESTING ACTIVITIES
   Additions to property, plant and equipment,  net of retirements            (56,644)        (53,713)
   Increase in investments and other assets                                       (68)            542
   Proceeds from sale of subsidiary                                               -            14,878
   Acquisitions, net of cash                                                      -           (18,953)
                                                                            ---------       ---------
         Cash flows used in investing activities                              (56,712)        (57,246)
                                                                            ---------       ---------
FINANCING ACTIVITIES
   Issuance of short-term notes payable and long-term senior debt             522,252         516,659
   Retirement of short-term notes payable and
     long-term senior debt                                                   (538,700)       (671,254)
   Additions to unamortized debt expense                                         (768)        (25,698)
   Purchases of  treasury stock                                               (29,436)        (42,859)
   Dividends paid                                                              (2,944)            -
   Exercise of employee stock options                                             115             325
                                                                            ---------       ---------
       Cash flows used in financing activities                                (49,481)       (222,827)
                                                                            ---------       ---------
EFFECT OF EXCHANGE RATE ON CASH                                                  (457)              6
                                                                            ---------       ---------
Net increase in cash and cash equivalents                                       3,620           3,401
Cash and cash equivalents at beginning of period                               40,841          54,709
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $  44,461       $  58,110
                                                                            =========       =========


(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $138,192 and $123,945 and cash collections on account and payouts in advance of maturity of $126,298 and $148,733, respectively.


       See accompanying Notes to Consolidated Financial Statements

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2000


Note 1 - Principles of Consolidation

Walter Industries, Inc. (the "Company") is a diversified holding company with four reportable operating segments: Homebuilding and Financing, Water Transmission Products, Energy Services and Natural Resources. Through these reportable operating segments and other operations, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, alloys, metals, petroleum coke distribution and refinery outsourcing services, coal, methane gas, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated.

All of the February 29, 2000 and February 28, 1999 amounts are unaudited but, in the opinion of management, all adjustments necessary for a fair presentation have been made. The results for the three and nine months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Unless otherwise specified, accounting principles and capitalized terms used herein are as defined in the aforementioned Form 10-K.


Note 2 - Reclassification of Jim Walter Resources to Continuing Operations

In February 1999, a decision was made to dispose of JWR. This program resulted in a subsequent decision by the Company's Board of Directors to retain JWR for the immediate future; however the Company is committed to ultimately separating the operations of JWR at such time that it believes shareholder value can be realized more fully than is possible under current market and industry conditions.

As a result of the Board of Directors' decision, the results of operations of JWR have been reclassified from discontinued operations to continuing operations for all periods presented. Operating results, for segment reporting purposes, are reported as Natural Resources.

The 1999 mine shutdown charge of $27,485 to close JWR's Mine No. 3 was comprised of the following components (in thousands):

                  Impairment of long lived assets                         $  30,097
                  Severance and other payroll related charges                 9,626
                  Other charges                                              13,299
                  Curtailment of postretirement benefits                    (25,537)
                                                                          ----------
                  Mine shutdown charge                                    $  27,485
                                                                          =========


Results for the nine months ended February 29, 2000 include the reversal of $3.5 million in Mine No. 3 shutdown costs recorded in the second quarter.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - Restricted Short-Term Investments

Restricted short-term investments at February 29, 2000 and May 31, 1999 include
(i) temporary investment of reserve funds and collections on instalment notes receivable owned by the Trusts ($99.4 million and $115.9 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the interest on the Trust II Mortgage-Backed Notes, but which were subject to retention at February 29, 2000 and May 31, 1999 ($34.1 million and $17.1 million, respectively) and (iii) miscellaneous other segregated accounts restricted to specific uses ($16.0 million and $16.1 million, respectively).

Note 4 - Instalment Notes Receivable and Mortgage-Backed/Asset-Backed Notes

The gross amount of instalment notes receivable, the economic balance and long-term debt outstanding for each of the Trusts organized by Mid-State are as follows (in thousands):


                                                          February 29, 2000
                                       -------------------------------------------------------
                                       Gross Balance      Economic Balance    Debt Outstanding
                                       -------------      ----------------    ----------------
      Loan & Security Agreement                 -                   -            $   88,944
      Trust II                           $  520,315          $  338,650             209,950
      Trust III                             227,304             130,821              25,319
      Trust IV                            1,102,726             518,049             561,098
      Trust V                               770,183             292,885             233,000
      Trust VI                              852,965             356,138             329,068
      Trust VII                             772,870             310,773             291,036
      Unpledged                              18,550               7,195                 -
                                         ----------          ----------          ----------
          Total                          $4,264,913          $1,954,511          $1,738,415
                                         ==========          ==========          ==========

Note 5 - Stockholders' Equity

In September 1998, the Company's Board of Directors authorized an increase, from two to four million, in the number of shares of the Company's common stock which may be repurchased under the share repurchase program authorized in July 1998. In October 1999, the Company's Board of Directors authorized up to $25.0 million in additional repurchases of the Company's common stock. In February 2000, the Board of Directors authorized additional repurchases of the Company's common stock up to $25.0 million. Information relating to the Company's share repurchases under this program is set forth below (in thousands):


                                         February 29, 2000
                                         -----------------
                                       Shares        Amount
                                       ------        ------
Share repurchases for the nine
  months ended February 29, 2000         2,791      $ 29,436
                                      ========      ========

Cumulative amount repurchased
  under current authorizations .         6,385      $ 79,673
                                      ========      ========

Total held in treasury .........         7,783      $101,514
                                      ========      ========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 6 - Earnings Per Share

A reconciliation of the basic and diluted per share computations for the three and nine months ended February 29, 2000 and February 28, 1999 are as follows (in thousands, except per share amounts):

                                                                          Three months ended
                                                         ------------------------------------------------------
                                                            February 29, 2000             February 28, 1999
                                                         -----------------------       ------------------------
                                                          Basic          Diluted        Basic           Diluted
                                                         --------       --------       --------        --------
   Net income (loss)                                     $  5,061       $  5,061       $(10,926)       $(10,926)
                                                         ========       ========       ========        ========

   Average number of common shares outstanding (a)         47,998         47,998         51,024          51,024
   Effect of diluted securities:
     Stock options (b)                                        -              -              -               132
                                                         --------       --------       --------        --------
                                                           47,998         47,998         51,024          51,156
                                                         ========       ========       ========        ========

   Net income (loss) per share                           $    .11       $    .11       $   (.21)       $   (.21)
                                                         ========       ========       ========        ========

                                                                           Nine months ended
                                                         ------------------------------------------------------
                                                            February 29, 2000             February 28, 1999
                                                         -----------------------       ------------------------
                                                          Basic          Diluted        Basic           Diluted
                                                         --------       --------       --------        --------
   Net income                                            $ 25,596       $ 25,596       $ 17,846        $ 17,846
                                                         ========       ========       ========        ========

   Average number of common shares outstanding (a)         49,220         49,220         51,980          51,980
   Effect of diluted securities:
     Stock options (b)                                        -               11            -               200
                                                         --------       --------       --------        --------
                                                           49,220         49,231         51,980          52,180
                                                         ========       ========       ========        ========

   Net income per share                                  $    .52       $    .52       $    .34        $    .34
                                                         ========       ========       ========        ========

(a) The three and nine months ended February 29, 2000 and February 28, 1999 include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

(b) Represents the number of shares of common stock issuable upon the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases of common stock were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 7 - Segment Information

Information relating to the Company's operating segments is set forth below (in thousands):


                                                     Three months ended
                                                February 29,    February 28,
Sales and revenues:                                2000             1999
                                                 ---------        ---------
   Homebuilding and Financing                    $ 117,661        $ 110,507
   Water Transmission Products                     101,965           92,246
   Energy Services                                  93,150           83,360
   Natural Resources                                58,267           63,853
   Other                                            78,958           65,855
   Corporate                                         2,715              609
                                                 ---------        ---------
     Consolidated sales and revenues             $ 452,716        $ 416,430
                                                 =========        =========

Operating income (a):
   Homebuilding and Financing (b)                $  20,149        $  26,024
   Water Transmission Products                       7,424            7,266
   Energy Services                                   9,401            2,974
   Natural Resources                                (7,684)         (32,378)
   Other                                             7,748            5,678
                                                 ---------        ---------
     Operating income                               37,038            9,564
   Less: General corporate expense (b)              (5,406)          (5,902)
         Senior debt interest expense (b)          (11,292)          (9,672)
         Intercompany interest expense (b)         (10,039)         (11,288)
                                                 ---------        ---------

   Income (loss) before tax expense                 10,301          (17,298)
   Income tax benefit (expense)                     (5,240)           6,372
                                                 ---------        ---------
     Net income (loss)                           $   5,061        $ (10,926)
                                                 =========        =========

Depreciation:
   Homebuilding and Financing                    $   1,094        $     983
   Water Transmission Products                       5,022            4,828
   Energy Services                                   1,698            1,583
   Natural Resources                                 7,420            9,686
   Other                                             3,413            3,501
   Corporate                                           374              383
                                                 ---------        ---------
     Total                                       $  19,021        $  20,964
                                                 =========        =========


                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(a) Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill amortization by segment is as follows:

                                                Three months ended
                                          February 29,        February 28,
                                              2000               1999
                                            -------             -------
     Homebuilding and Financing             $ 4,707             $ 5,384
     Water Transmission Products              2,465               2,432
     Energy Services                          2,140               2,127
     Natural Resources                         (436)               (430)
     Other                                      262                 262
     Corporate                                   22                  38
                                            -------             -------
                                            $ 9,160             $ 9,813
                                            =======             =======


(b) Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate is as follows:

                                                             Three months ended
                                                       February 29,        February 28,
                                                          2000                 1999
                                                        --------             --------
        Homebuilding and Financing:
          Gross interest                                $ 35,488             $ 36,133
          Less: Intercompany interest income             (10,039)             (11,288)
                                                        --------             --------
          Net interest                                    25,449               24,845
        Corporate:
          Senior debt interest                            11,292                9,672
          Intercompany interest                           10,039               11,288
                                                        --------             --------
                                                        $ 46,780             $ 45,805
                                                        ========             ========

     General corporate expense, senior debt interest expense and intercompany interest expense are attributable to all operating segments, but cannot be reasonably allocated to specific segments.

                                                        Nine months ended
                                                February 29,          February 28,
                                                    2000                  1999
                                                 ----------            ----------
Sales and revenues:
   Homebuilding and Financing                    $  363,459            $  334,696
   Water Transmission Products                      365,132               354,127
   Energy Services                                  239,166               270,191
   Natural Resources                                192,569               237,056
   Other                                            236,183               227,683
   Corporate                                          3,275                   765
                                                 ----------            ----------
      Consolidated sales and revenues            $1,399,784            $1,424,518
                                                 ==========            ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                             Nine months ended
                                                     February 29,         February 28,
                                                        2000                  1999
                                                      ---------             ---------
Operating income (a) :
   Homebuilding and Financing (b)                     $  68,092             $  84,416
   Water Transmission Products                           35,013                24,777
   Energy Services                                       22,026                13,670
   Natural Resources                                    (12,049)              (37,631)
   Other                                                 23,703                16,422
                                                      ---------             ---------
     Operating income                                   136,785               101,654
   Less: General corporate expense (b)                  (16,591)              (14,512)
         Senior debt interest expense (b)               (32,937)              (30,834)
         Intercompany interest expense (b)              (37,178)              (34,265)
                                                      ---------             ---------
   Income before tax expense                             50,079                22,043
   Income tax expense                                   (24,483)               (4,197)
                                                      ---------             ---------
     Net income                                       $  25,596             $  17,846
                                                      =========             =========

   Depreciation:
   Homebuilding and Financing                         $   3,725             $   2,918
   Water Transmission Products                           14,563                13,816
   Energy Services                                        4,957                 4,690
   Natural Resources                                     21,865                28,794
   Other                                                 10,139                11,094
   Corporate                                              1,115                 1,228
                                                      ---------             ---------
     Total                                            $  56,364             $  62,540
                                                      =========             =========


(a) Operating income amounts are after deducting amortization of goodwill. A breakdown of goodwill amortization by segment is as follows:

                                             Nine months ended
                                      February 29,        February 28,
                                         2000                 1999
                                       --------             --------
Homebuilding and Financing             $ 15,128             $ 17,431
Water Transmission Products               7,407                7,374
Energy Services                           6,416                6,629
Natural Resources                        (1,310)              (1,305)
Other                                       792                  790
Corporate                                   101                  117
                                       --------             --------
                                       $ 28,534             $ 31,036
                                       ========             ========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(b) Interest and amortization of debt expense incurred by the Homebuilding and Financing segment and Corporate is as follows:

                                                               Nine months ended
                                                        February 29,          February 28,
                                                           2000                  1999
                                                         ---------             ---------
         Homebuilding and Financing:
           Gross interest                                $ 106,219             $ 108,476
           Less: Intercompany interest income              (37,178)              (34,265)
                                                         ---------             ---------
           Net interest                                     69,041                74,211
         Corporate:
           Senior debt interest                             32,937                30,834
           Intercompany interest                            37,178                34,265
                                                         ---------             ---------
                                                         $ 139,156             $ 139,310
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

RESULTS OF OPERATIONS
Three Months ended February 29, 2000 and February 28, 1999
----------------------------------------------------------

Net sales and revenues for the three months ended February 29, 2000 were $36.3 million, or 8.7%, above the prior year period. The increase resulted from higher revenues from all operating segments except Natural Resources. The current period includes a $2.4 million non-taxable gain from an executive life insurance policy which is reflected in the Corporate segment results.

Cost of sales, exclusive of depreciation, of $310.3 million was 79.6% of net sales in the current year period versus $284.3 million and 81.1% in 1999. The improvement principally resulted from higher gross profit margins for pipe products, petroleum coke products, furnace and foundry coke, specialty chemicals and aluminum foil and sheet products.

Selling, general and administrative expenses of $50.7 million were 11.2% of net sales and revenues in the 2000 period compared to $39.2 million and 9.4% in 1999. The increase includes the acquisition of Crestline Homes, Inc. ("Crestline") in February 1999, expenditures associated with upgrading information technology capabilities and utilization of outside consultants who are assisting the Company in identifying cost reduction opportunities.

Interest and amortization of debt expense was $46.8 million in the 2000 period versus $45.8 million in 1999. The increase was the result of higher interest rates, partially offset by lower average outstanding debt balances. The average rate of interest in the 2000 period was 7.60% compared to 7.44% in 1999. The average prime rate of interest was 8.58% and 7.75% in the 2000 and 1999 periods, respectively.

The Company's effective tax rate in the 2000 and 1999 periods differed from the statutory tax rate primarily due to amortization of goodwill which is not deductible for tax purposes, excluding amounts related to the AIMCOR acquisition. Current period results also include the $2.4 million non-taxable insurance gain previously discussed.

Net income in the 2000 period was $5.1 million compared to a net loss of $10.9 million in 1999. Prior year results included a $27.5 million charge ($16.9 million after-tax benefit) relating to the shutdown of Mine No. 3. (See Note 2 of "Notes to Consolidated Financial Statements"). The Company's diluted earnings per share in the 2000 period were $.11 compared to a loss of $.21 in 1999. Current and prior year results reflect all of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding and Financing sales and revenues were $7.2 million, or 6.5%, above the prior year period. The improved results reflect an increase in the number of units sold, from 864 units in the 1999 period to 1,012 units in 2000, as well as an increase in the average net selling price per home sold, from $52,800 in 1999 to $56,700 in 2000. The increase in units sold principally reflects the acquisition of Crestline. The higher average selling price reflects consumer preference for new and more upscale models and amenities being offered by Jim Walter Homes coupled with price increases instituted to compensate for higher building materials and labor costs. The order backlog at February 29, 2000 was 1,987 units compared to 2,401 units at February 28, 1999. The decrease in time charges (revenues received from Mid-State's instalment note portfolio) resulted from a $5.0 million reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the mortgage portfolio. Operating income of $20.1 million (net of interest expense) was $5.9 million lower than the prior year period. The decrease reflects the reduction in time charges, a decline in homebuilding gross profit margins due to increases in building materials and labor costs in excess of price increases realized, higher selling, general and administrative expenses and higher interest expense ($25.4 million in 2000 versus $24.8 million in 1999) partially offset by the increases in units sold and average net selling prices, and lower goodwill amortization in the 2000 period ($4.7 million) compared to 1999 ($5.4 million).

Water Transmission Products sales and revenues were $9.7 million, or 10.5%, above the prior year period. The increase was the result of greater shipments, partially offset by lower selling prices. Total shipments in the 2000 period were 128,200 tons compared to 110,900 tons in 1999. The order backlog at February 29, 2000 was 133,500 tons, which represents approximately three months shipments compared to 124,300 tons at February 28, 1999. Operating income of $7.4 million was $0.2 million above the prior year period. This performance was the result of increased revenues and improved gross profit margins, partially offset by higher general and administrative expenses.

Energy Services sales and revenues increased $9.8 million, or 11.7%, over the prior year period. Operating income of $9.4 million was $6.4 million greater than the prior year period. The improvement in sales and revenues and operating income resulted from greater demand for petroleum coke from European and U.S. steel producers whose production was impacted by market volatility last year, and improved results from its terminals and services operations which were affected by equipment problems in the 1999 period caused by adverse weather in the fiscal second quarter.

Natural Resources sales and revenues were $5.6 million, or 8.7%, below the 1999 period. The decrease was the result of lower coal selling prices and lower methane gas sales volumes. A total of 1.55 million tons of coal was sold at an average selling price per ton of $32.66 in the current year period compared to
1.39 million tons at $41.72 in 1999. Methane gas sales volumes were 2.2 billion cubic feet in the 2000 period versus 2.4 billion cubic feet in 1999. The average selling price per thousand cubic feet was $3.34 in the 2000 period versus $2.72 in 1999. Both periods included a monthly reservation fee of $.7 million. The segment's operating loss in the 2000 period was $7.7 million compared to a loss of $32.4 million in 1999, which included the $27.5 million charge associated with the shutdown of Mine No. 3. Production costs in the 2000 period were $34.77 per ton as compared to $42.73 per ton in the prior year period.

The Other segment's sales and revenues were $13.1 million, or 19.9%, greater than the prior year period. Increased shipments of aluminum foil and sheet products, furnace coke and slag fiber were partially offset by lower revenues from the Company's land management businesses. Operating income of $7.7 million exceeded the prior year period by $2.1 million. The increase in sales and revenues coupled with improved operating margins for aluminum foil and sheet products, furnace coke and specialty chemicals were partially offset by the lower land management income.

Nine Months ended February 29, 2000 and February 28, 1999
---------------------------------------------------------

Net sales and revenues for the nine months ended February 29, 2000 were $24.7 million, or 1.7% below the prior year period. The decrease was primarily attributable to a decrease in time charges, lower market prices for products sold by the Energy Services segment and lower shipments and selling prices for coal. In addition, prior year results included revenues of $18.8 million from JWWC which was sold in the fiscal 1999 second quarter. Fiscal 2000 results include a $2.4 million non-taxable gain from an executive life insurance policy.

Cost of sales, exclusive of depreciation, of $963.7 million was 79.3% of net sales in the 2000 period versus $994.4 million and 81.6% in 1999. The improvement principally resulted from higher gross profit margins realized on pipe products, petroleum coke products, chemicals and aluminum foil and sheet products.

Selling, general and administrative expenses of $146.4 million were 10.5% of sales and revenues in the 2000 period compared to $125.9 million and 8.8% in 1999. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. ("Dream") in October 1998 and Crestline in February 1999, expenditures associated with upgrading information technology capabilities and addressing Year 2000 issues, and outside consultants who are assisting the Company in identifying cost reduction opportunities.

Interest and amortization of debt expense was $139.2 million in the 2000 period versus $139.3 million in 1999. The decrease was the result of lower average outstanding debt balances, partially offset by higher interest rates. The average rate of interest in the 2000 period was 7.60% as compared to 7.48% in 1999. The average prime rate of interest was 8.27% and 8.14% in the 2000 and 1999 periods, respectively.

The Company's effective tax rate in the 2000 and 1999 periods differed from the statutory tax rate primarily due to amortization of goodwill which is not deductible for tax purposes, excluding amounts related to the AIMCOR acquisition. Additionally, in the 2000 period, the Company's recognized a $2.4 million non-taxable gain from an executive life insurance policy. In the 1999 period, the Company recognized a $10.5 million non-recurring tax benefit on the sale of JWWC.

Net income in the 2000 period was $25.6 million compared to reversal $17.8 million in 1999. Current year results included a $3.5 million pre-tax reversal ($2.2 million after-tax) of Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter and recognition of the fiscal 2000 first quarter loss incurred by JWR of $3.0 million pre-tax ($1.6 million after-tax) which had been deferred pending its disposition. Prior year results included the $27.5 million pre-tax ($16.9 million after-tax) charge to shutdown Mine No. 3 and an after-tax gain of $6.7 million from the sale of JWWC. The Company's diluted earnings per share in the 2000 period was $.52 compared to $.34 in the 1999 period. The current and prior year results reflect all of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding and Financing sales and revenues were $28.8 million, or 8.6%, above the prior year period. The increase reflects an increase in the number of homes sold, from 2,596 units in the 1999 period to 3,288 units in 2000, combined with a higher average net selling price per home sold, from $51,500 in the 1999 period to $55,200 in 2000, partially offset by lower time charges (revenues received from Mid-State's instalment note portfolio) from $185.1 million in 1999 to $168.3 million in 2000. The increase in unit sales principally resulted from a full nine month contribution from Dream and Crestline. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by Jim Walter Homes as well as from price increases instituted to compensate for higher building materials and labor costs. The decrease in time charges resulted from a $14.0 million reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $68.1 million (net of interest expense) was $16.3 million below the prior year period, reflecting the lower time charges and a decline in homebuilding gross profit margins due to increases in building materials and labor costs in excess of price increases realized and higher general and administrative expenses, partially offset by the increase in units sold and the average net selling price, lower interest expense in the 2000 period ($69.0 million) as compared to the prior year period ($74.2 million), and lower goodwill amortization in the 2000 period ($15.1 million) compared to 1999 ($17.4 million).

Water Transmission Products sales and revenues were $11.0 million or 3.1%, above the prior year period. The increase was the result of higher shipments, partially offset by a decline in ductile iron pressure pipe selling prices. Total shipments in the 2000 period were 473,800 tons compared to 454,400 tons in 1999. Operating income of $35.0 million exceeded the prior year period by $10.2 million. This performance was the result of improved gross profit margins reflecting lower raw material costs (primarily scrap iron) and improved operating efficiencies, combined with the previously mentioned increase in sales and revenues, partially offset by an increase in general and administrative expenses.

Energy Services sales and revenues decreased $31.0 million, or 11.5%, reflecting a year to year decline in world-wide market prices for petroleum coke and ferroalloys. Operating income of $22.0 million, however, was $8.4 million greater than the prior year period reflecting higher earnings within its carbon products units, principally driven by a more normalized margin and cost environment for petroleum coke products and related outsourcing services. Prior year results were also impacted by equipment problems at the Texas Gulf Coast terminals and services operations caused by adverse weather conditions in that region in the fiscal second quarter.

Natural Resources sales and revenues decreased $44.5 million, or 18.8%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of 4.6 million tons of coal was sold at an average selling price per ton of $36.71 compared with 5.2 million tons at $42.23 in 1999. The decrease in shipments principally reflects lower production levels due to the shutdown of Mine No. 3. Methane gas sales volumes were 6.6 billion cubic feet in the 2000 period versus
7.0 billion cubic feet in 1999. The average selling price per thousand cubic feet was $3.30 in the 2000 period versus $2.92 in 1999. Both periods included a monthly reservation fee of $.7 million. The segment's operating loss was $12.0 million in the 2000 period which included the reversal of $3.5 million in Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter. The segment incurred an operating loss of $37.6 million in the 1999 period which included the $27.5 million charge for Mine No. 3 shutdown costs. Coal production costs in the 2000 period were $36.02 per ton compared to $41.57 in 1999.

The Other segment's sales and revenues were $8.5 million, or 3.7%, above the prior year period. Increased sales of aluminum foil and sheet products, slag fiber and specialty chemicals were partially offset by lower revenues from the Company's land management businesses. Prior year results also included revenues from JWWC as previously mentioned. Operating income of $23.7 million exceeded the prior year period by $7.3 million. Fiscal 1999 results included a pre-tax loss on the sale of JWWC of $3.8 million. Improved operating margins for aluminum foil and sheet products and specialty chemicals were partially offset by lower land management income.

FINANCIAL CONDITION

Since May 31, 1999, total debt decreased $16.4 million. During the nine months ended February 29, 2000, net borrowings under the Mid-State Trust V Variable Funding Loan Agreement totaled $128.0 million. Scheduled payments on the mortgage-backed/asset-backed notes amounted to $147.7 million. Other senior debt increased by $3.3 million.

Borrowings outstanding under the Credit Facilities totaled $555.0 million at February 29, 2000. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. There were $31.1 million face amount of letters of credit outstanding thereunder as of February 29, 2000.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests. Effective August
31, 1999, the Credit Facilities were amended to include, among other things:
(a) the Applicable Margin (as defined in the Credit Facilities) for LIBOR rate loans is amended in its entirety and includes a range from .625% to 2.25% (based upon a leverage ratio pricing grid); (b) the Applicable Unused
Fee (as defined in the Credit Facilities) is amended in its entirety and includes a range from .20% to .40% (based upon a leverage ratio pricing grid); (c) the borrowers' fixed charge coverage ratio was replaced by an interest coverage ratio (the ratio of Consolidated EBITDA (as defined in Amendment Agreement No. 5 to the Credit Facilities) to Consolidated Interest Expense (as defined in the Credit Facilities)). The interest coverage ratio is required to be at least 2.50-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) for the duration of the Credit Facilities; and (d) the borrowers are required to maintain a leverage ratio (the ratio of indebtedness to Consolidated EBITDA) of not more than 3.75-to-1 for the duration of the Credit Facilities, provided, however, in the event of a Mining Sale (as defined in the Credit Facilities) the ratio must not exceed 4.0-to-1 for the periods ending February 29, 2000, and May 31, 2000, and 3.75-to-1 for the period ending August 31, 2000 and thereafter. The Company was in compliance with these covenants at February 29, 2000.

The Trust V Variable Funding Loan Agreement covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at February 29, 2000. Effective September 29, 1999, the Trust V Variable Funding Loan Agreement was amended to include, among other things, the following: (a) the facility is increased to $500.0 million; (b) interest is based upon the cost of A-1 and P-1 rated commercial paper plus .25%; and
(c) the facility fee on the maximum net investment is .25%. The agreement expires September 27, 2000.

The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of Mid-State Homes to dispose of assets, create liens on assets, engage in mergers, incur any unsecured or recourse debt, or make changes to their credit and collection policy. In addition, Mid-State Homes is required to maintain specified net income and net worth levels. The Company was in compliance with these covenants at February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, net of book overdrafts, were approximately $21.2 million at February 29, 2000. Operating cash flows for the nine months ended February 29, 2000, together with issuance of long-term debt under the Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances, were primarily used for retirement of long-term senior debt, interest payments, capital expenditures, the purchase of approximately 2.8 million shares of common stock and payment of dividends. In October 1999, the Company's Board of Directors authorized up to $25.0 million in additional repurchases of the Company's common stock. In February 2000, the Board of Directors authorized additional repurchases of the Company's common stock up to $25.0 million.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at February 29, 2000 were not significant; however, it is estimated that gross capital expenditures of the Company and its subsidiaries for the fiscal year ending May 31, 2000 will approximate $90.0 million.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes. It is anticipated that financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that, under present operating conditions, cash flow from operations, together with borrowing capacity under the Revolving Credit Facility, will be sufficient to make all required interest and principal payments on its indebtedness, to make all planned capital expenditures and dividend payments, and meet substantially all operating needs as well as repurchase up to an additional $25.9 million of the Company's common stock, the amount remaining at February 29, 2000 under current authorizations.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Loan and Security Agreement, Trust V Variable Funding Loan, and any future financing requirements.

The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at February 29, 2000. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

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

Description of Areas of Impact and Risk

The Company identified three areas where the Y2K problem created risk. These areas were: a) internal Information Technology ("IT") systems; b) non-IT systems with embedded chip technology; and c) system capabilities of third party businesses with relationships with the Company, including product suppliers, customers, service providers (such as telephone, power, logistics, financial services) and other businesses whose failure to be Y2K compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Item 5.   Other Information

          On March 27, 2000, the Company announced that Kenneth E. Hyatt resigned from his position as Chairman, President and Chief Executive Officer in order to pursue other interests. The Board of Directors has appointed G. Robert Durham to replace Mr. Hyatt on an interim basis while a search for a long-term successor is underway.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 3 (ii) - By-laws Amendments

               Exhibit 27 - Financial Data Schedule

          (b)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WALTER INDUSTRIES, INC.



/s/ A. W. Huge                                 /s/ F. A. Hult
---------------------------------              ---------------------------------
A. W. Huge                                     F. A. Hult
Executive Vice President and                   Vice President, Controller and
Principal Financial Officer                    Principal Accounting Officer




Date: April 6, 2000