Form 10-Q/A
period 2000-02-29
WALTER INDUSTRIES INC /NEW/
filed 2000-04-27
CIK 837173

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

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 3 (ii) - By-laws Amendments*

        * Supercedes copy of By-laws Amendments previously filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WALTER INDUSTRIES, INC.



/s/ A. W. Huge                                 /s/ R. E. Almy
---------------------------------              ---------------------------------
A. W. Huge                                     R. E. Almy
Executive Vice President and                   Executive Vice President and
Principal Financial Officer                    Chief Operating Officer




Date: April 27, 2000