Form 10-K
period 2000-05-31
WALTER INDUSTRIES INC /NEW/
filed 2000-08-29
CIK 837173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000
                                       OR

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

               TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
           COMMON STOCK, PAR VALUE $.01                          NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on August 21, 2000 as reported by the New York Stock Exchange, was approximately $245.5 million.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Number of shares of common stock outstanding as of August 21, 2000:
55,355,184.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company to be held October 19, 2000 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Narrative Description of Business

General

    Walter Industries, Inc. ("the Company") is a diversified company which operates in four reportable segments: Homebuilding and Financing, Industrial Products, Energy Services, and Natural Resources. Through these operating segments, the Company offers a diversified line of products and services primarily including home construction and financing, ductile iron pressure pipe, aluminum foil and sheet products, furnace coke, foundry coke, chemicals and slag fiber, and alloys, metals, petroleum coke distribution and refinery outsourcing servicing as well as coal and methane gas production and distribution.

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

(b) Industry Segments

    The Company's industry segment information for the last three fiscal years is included in Note 18 of "Notes to Consolidated Financial Statements" included herein.

HOMEBUILDING AND FINANCING

    In the three years ended May 31, 2000, 1999, and 1998 net sales and revenues for this segment amounted to $485.7 million, $461.3 million and $449.5 million, respectively.

Jim Walter Homes, Inc.

    Jim Walter Homes, Inc. and its subsidiaries ("JWH") headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States where the weather permits year-round construction. JWH also provides mortgage financing on such homes. JWH historically has concentrated on the low to moderately priced segment of the housing market. Over 337,000 homes have been completed by JWH since 1946.

    JWH's products consist of over 100 models of conventionally-built homes (built of wood on concrete foundations or wood pilings and ranging in size from approximately 720 to 2,640 square feet) and over 75 modular home models (ranging in size from 990 to 2,500 square feet). Each conventionally-built home is completely finished on the outside with varying degrees of interior completion, depending on the buyers election to purchase the optional interior components, including installation thereof, such as plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. The majority of JWH's customers select all interior options, thereby, receiving a home considered to be "90% complete" which excludes landscaping and utility connections. JWH's product line also includes "shell" homes which are those that are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The remaining units are sold at varying stages of interior finishing. JWH builds all of its conventionally-built homes "on site" and only after a building contract has been entered into and JWH is satisfied that the customer has clear title to the land and the site is suitable for building. The following chart shows the unit sales volume of JWH and the percent of homes sold (shell, various stages, 90% complete and modular) in fiscal years ended May 31, 2000, 1999, and 1998.

                                                      PERCENT OF UNIT SALES
                                -----------------------------------------------------------------
FISCAL YEAR ENDED MAY 31,       UNITS BUILT    SHELL     VARIOUS STAGES   90% COMPLETE   MODULAR
-------------------------       -----------   --------   --------------   ------------   --------
2000.........................      4,396          7%            9%              69%         15%
1999.........................      3,737         12             9               75           4
1998.........................      3,702         13             7               80          --

    During fiscal years 2000, 1999, and 1998 the average net sales price of a home was $55,800, $52,000 and $48,700, respectively.

    The backlog of homes to be constructed by JWH as of May 31, 2000 was 1,773 units compared to 2,683 units at May 31, 1999. The average time to construct a home averages from four to sixteen weeks. The cancellation rate for units in backlog decreased to 10% in 2000 versus 26% in 1999.

    At fiscal 2000 year end, JWH operated 119 branch offices located in 18 states (Alabama, Arkansas, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and West Virginia). In addition, JWH serves six adjoining states (Arizona, Delaware, Illinois, Kansas, Maryland and Pennsylvania). Accordingly, these operations are not subject to significant concentrations of credit risks. Of such branch offices, approximately 80% are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" which are designed to allow customers to view actual models completed to the various stages of interior finish available.

    JWH does not own or acquire land for purposes of its operations and is not a land developer. The actual construction of all conventionally-built homes sold by JWH is performed by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home and inspected by JWH's supervisory personnel. JWH maintains 27 regional warehouses located throughout its market area from which a portion of the necessary building materials may be obtained; the balance of building materials is purchased locally.

    A substantial portion of all homes JWH sold are purchased with financing arranged by JWH. Qualified customers are offered fixed interest rate mortgages without requiring a down payment. JWH does not charge closing costs, points, credit service fees, private mortgage insurance or similar add-on charges. JWH offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. As of May 31, 2000, new mortgage instalment notes carried a 9.25% or an 11.00% annual percentage rate.

    Some customers who purchase and finance homes through JWH may not qualify for traditional bank financing of such homes. To qualify for financing, a potential customer must provide information concerning monthly income and employment history as well as a legal description of and evidence that the customer owns the land on which the home is to be built. A customer's income and employment usually are verified through telephone conversations with the customer's employer and by examining pay stubs, W-2 forms or, if the customer is self-employed, income tax returns. An applicant must have a minimum of one year's continuous employment or, if there has been a change in employment, the new job must be in the same field of work. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of the land is verified by examining the title record. In addition, JWH's credit department obtains a credit report which includes, among other information, a point or grade credit score. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sale contract is executed, a title report is ordered and, frequently, a survey of the property is made. Surveys are performed by independent registered surveyors when, in the opinion of JWH, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments. Particular attention is paid to the credit information for the most recent three to five years. Attention is also given to the customer's total indebtedness and other monthly payments. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria.

    Consummation of a building and instalment sale contract is subject to
(i) executing a promissory note which is secured by a first lien on the land and the home to be built, except in the State of Texas (ii) executing a mortgage, deed of trust, mechanic's lien contract or other security instrument,
(iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgage, deed of trust and similar security instrument constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration, guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

    JWH does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and the land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated solely on the basis of JWH's mortgage servicing employees' experience and knowledge, be at least equal to 10% of the cash selling price of the home resulting in a maximum initial loan-to-value ratio of approximately 90%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from JWH, arrange for the final building inspection and, if required, obtain a certificate of occupancy. The cost to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could range from 10% to 20% of the sales price (based upon a 90% complete home).

    Upon completion of construction of a new home to the agreed-upon percentage of completion, in the ordinary course of business pursuant to an agreement between JWH and Mid-State Homes, Inc. ("MSH"), JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to MSH. Pursuant to the agreement, JWH provides servicing on all delinquent payments, including collection of delinquent payments, recommendations of foreclosure, foreclosure and resale of foreclosed properties.

    The single-family residential housing industry is highly competitive. JWH competes in each of its market areas with numerous homebuilders, ranging from regional and national firms to small local companies on the basis of price, quality, design, finishing options and accessibility to financing. JWH also competes with manufactured and modular housing builders. JWH's strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices, with favorable financing and no closing costs. For the calendar years 1999 and 1998, Jim Walter Homes was the sixteenth largest builder of detached single-family homes in the United States.

Mid-State Homes, Inc.

    MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes from JWH on conventionally-built homes constructed and sold by Jim Walter Homes. Mid-State Trust II ("Trust II"), Mid-State Trust IV ("Trust IV"), Mid-State Trust V ("Trust V"), Mid-State Trust VI ("Trust VI"), Mid-State Trust VII ("Trust VII"), and Mid State Trust VIII ("Trust VIII") are business trusts organized by MSH, which own all of the beneficial interest in Trust IV, Trust V, Trust VI, Trust VII, and Trust VIII. Trust IV owns all of the beneficial interest in Trust II.

    Mid-State Trust III ("Trust III") was a business trust established in 1992. The Trust III Asset Backed Notes were redeemed on April 1, 2000 through borrowings under the Loan and Security Agreement. The instalment notes that secured the Trust III Asset Backed Notes were subsequently transferred by MSH to Trust VIII on May 8, 2000 (See Note 11--of "Notes to Consolidated Financial Statements").

INDUSTRIAL PRODUCTS

United States Pipe and Foundry Company, Inc.

    United States Pipe and Foundry Company, Inc. ("U.S. Pipe") manufactures and sells a broad line of ductile iron pressure pipe, pipe fittings, valves and hydrants, and a wide variety of gray and ductile iron castings. It is one of the nation's largest producers of ductile iron pressure pipe. In the three years ended May 31, 2000, 1999, and 1998, net sales and revenues amounted to $480.2 million, $460.7 million, and $426.4 million, respectively.

    U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4" to 64" in diameter as well as equivalent metric sizes, at lengths up to 20 feet. In addition, U.S. Pipe produces and sells a full line of fittings, valves and hydrants of various configurations to meet municipal specifications.

    Ductile iron pressure pipe is typically classified into three size categories: 1) Small diameter pipe, ranging from 4" to 12" (approximately 63% of the division's pipe production), used primarily for potable water distribution systems and small water system grids; 2) Medium diameter pipe, ranging from 14" to 24" (approximately 25% of the division's pipe production), used primarily in reinforcing distribution systems, including looping grids and supply lines; and
3) Large diameter pipe, 30" to 64" (which accounts for the remaining 12% of pipe production), used for major water and waste water transmission and collection systems.

    The ductile iron pressure pipe industry is highly competitive, with a small number of manufacturers of ductile iron pressure pipe, fittings, valves and hydrants. Major competitors of U.S. Pipe include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company.

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

    U.S. Pipe products are sold primarily to contractors, water works distributors, municipalities, private utilities and other governmental agencies. Most ductile iron pressure pipe orders result from contracts which are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales are made through independent water works distributors. U.S. Pipe maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects to support ongoing projects and to aid in completing projects. U.S. Pipe's sales are primarily domestic, with foreign sales accounting for approximately 2% of sales in fiscal 2000.

    The order backlog of pressure pipe at May 31, 2000 was 143,300 tons, which represents approximately three months shipments, compared to 119,900 tons at May 31, 1999.

    While the ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity, certain aspects of U.S. Pipe's operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe's products have experienced a strong level of demand in the replacement market. U. S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe's facilities are located in regions of the country that have exhibited consistent economic strength. The

Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and the operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas which will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe's products more competitive.

JW Aluminum Company

    JW Aluminum Company ("JW Aluminum"), headquartered in Mt. Holly, South Carolina, is a leading producer of fin stock (used in heating and air conditioning applications), and telecommunications cable wrap. JW Aluminum's other foil and sheet products are used in a variety of applications such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are primarily used for general building applications such as siding, gutters, downspouts, roofing, mobile home siding and skirting, residential siding and window components. In fiscal 2000 JW Aluminum sold approximately 210 million pounds of aluminum products; 67% were foil products and 33% were sheet products.

Sloss Industries Corporation

    Sloss Industries Corporation ("Sloss") is a manufacturing operation, headquartered in Birmingham, Alabama, which has four major product lines: foundry coke, furnace coke, slag fiber and specialty chemicals. Foundry coke is marketed to cast iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. For the year ended
May 31, 2000, approximately 57% of the foundry coke produced by Sloss was sold to U. S. Pipe. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Furnace coke sales have been at capacity to satisfy a long-term contract with National Steel Corporation. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling manufacturers. Specialty chemical products are composed primarily of aromatic sulfonic acids and sulfonyl chlorides used in the pharmaceutical, plasticizer, foundry and coatings industries, as well as custom manufactured products for the rubber and plastics industry.

ENERGY SERVICES

    On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR"). Through its Carbon Group, AIMCOR is a leading international provider of products and value added outsourcing services to the petroleum, steel, foundry and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States.

    AIMCOR's net sales and revenues were $338.3 and $361.2 million for the years ended May 31, 2000 and May 31, 1999 and $285.9 million for the period
October 1, 1997 through May 31, 1998.

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

    AIMCOR maintains strong relationships with all major United States oil refiners and has an in-depth knowledge of the end-user markets. AIMCOR's petcoke supply comes primarily from oil refiners on the Gulf Coast (35%) and the West Coast (65%) of the United States. AIMCOR's terminal and services operating group has entered into long-term contracts with leading refiners including Mobil, Shell and Citgo.

    AIMCOR markets petcoke through a combination of its internal sales force and its strategically located shipping terminals throughout the world. AIMCOR's principal shipping locations are located in Long Beach, California; Texas City, Texas; Rotterdam, the Netherlands; Ghent, Belgium; and Red Car, United Kingdom. AIMCOR has 14 sales offices located in eleven countries, including Luxembourg, the Netherlands, Germany, England, Egypt, India, Mexico, Brazil, Belgium, Australia, and the United States. Rather than marketing through intermediaries or brokers, AIMCOR maintains direct relationships with most end users through its 49-person sales force (eight domestic, 41 international). This approach allows AIMCOR to develop the optimum petcoke quality that meets the customer's specifications. In some markets, however, international trading companies serve as the financial intermediaries.

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

    The Metals Group manufactures and markets ferrosilicon, ferrovanadium, ferromolybdenum, metallurgical process materials, fluorspar and various other ferroalloys on both an agency and trading basis. AIMCOR's ferrosilicon business is conducted through Tennessee Alloys Company, a joint venture between AIMCOR (75%) and Allegheny/Ludlum Steel, a major specialty steel producer (25%), that was established in 1975 to build and operate a 40 megawatt, self-baking electrode furnace located in Bridgeport, Alabama. AIMCOR's metallurgical process materials operating facility produces blends of materials used for the desulfurization of steel and slag conditioning by North American steel producers.

NATURAL RESOURCES

Jim Walter Resources, Inc.

    The operations of Jim Walter Resources, Inc. ("JWR") are conducted through its Mining Division, which mines and sells coal from three deep shaft mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by JWR. In the three years ended

May 31, 2000, 1999, and 1998, JWR's net sales and revenues totaled
$238.6 million, $296.3 million and $354.1 million, respectively, including $1.0 million, $5.1 million and $5.8 million, respectively, to Sloss.

MINING DIVISION

    The Mining Division, headquartered in Brookwood, Alabama, has approximately
7.0 million tons of rated annual coal production capacity from three deep shaft mines. These mines extract coal from Alabama's Blue Creek seam, which contains high-quality metallurgical coal. This coal can be used as coking coal as well as steam coal because it meets current environmental compliance specifications. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities. The mines are located in west central Alabama between the cities of Birmingham and Tuscaloosa.

    The majority of coal is mined using longwall extraction technology, and the standard continuous mining method. By replacing more traditional methods of underground mining with longwall technology, the Mining Division has achieved greater production efficiency, improved safety, superior coal recovery and lower production costs. The Mining Division currently operates three longwall mining systems for primary production and 11 continuous miner sections for the development of mains and longwall panel entries. The Mining Division's normal operating plan is a longwall/continuous miner production ratio of approximately 75% / 25%.

    Environmental expenditures imposed by laws relating to deep shaft mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface mining.

    The Mining Division's coal is sold to a diversified base of domestic and foreign customers. In the United States, Alabama Power Company ("Alabama Power") is one of the division's major customers. The division's coal is also sold to customers in numerous markets throughout Europe, Latin America and Asia.

    JWR had a supply contract with Alabama Power, which was executed on May 10, 1994 (the "Old Alabama Power Contract"). Under the Old Alabama Power Contract, Alabama Power purchased 4.0 million tons of compliance steam coal per year from JWR at prices which were significantly above market prices for metallurgical coal as well as compliance steam coal. In January 1998, JWR entered into a contract amendment with Alabama Power to extend the contract period from August 31, 1999 to December 31, 1999. Total tonnage to be shipped under the contract was not amended. In January 1998 JWR entered into a new agreement to supply coal from January 1, 2000 to December 31, 2005. The new contract stipulates lower volumes (1.5 million tons per year) at selling prices somewhat higher than current spot market levels.

DE-GAS DIVISION

    The De-Gas Division, through a joint venture headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by JWR.

    The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 316 wells producing approximately 50 million cubic feet of gas per day as of May 2000. As many as 30 additional wells are planned for development in fiscal 2001. The degasification operation, as originally expected, has improved mining operations and safety by reducing methane gas levels in the mines, as well as being a profitable operation.

    The gas is transported directly to Southern Natural Gas Company's ("SNG") pipeline through a 12-mile pipeline which is owned and operated by Black Warrior Transmission Corp., the stock of which is owned 50% by JWR and 50% by Sonat Exploration Company, an affiliate of SNG.

    The De-Gas Division began operations in 1981 with the formation of an equal joint venture with Kaneb Services, Inc. ("Kaneb") to capture and market methane gas from the Blue Creek seam. SNG is the joint venture's exclusive customer for all output of methane gas, all of which was originally at a price tied to the price of No. 2 fuel oil in New York harbor. Kaneb subsequently sold its 50% interest in the degasification operation to an indirect wholly owned subsidiary of Sonat, Inc. In connection with this sale, additional areas were added to the gas sales contract. This gas was priced at a market price nominated by SNG which was not to be lower than the published price for spot purchases for SNG-South Louisiana for the applicable month. Effective January 1, 1994, the gas sales contract was amended. The price to be paid for gas delivered to SNG is now equal to the average of two published spot prices provided, however, that the price will not be less than $2.00 per MMBTU on a weighted annual basis, calculated cumulatively each month. The contract also calls for SNG to pay JWR a reservation fee of $675,000 per month through December 31, 2001, provided certain minimum quantities of gas are delivered. Black Warrior Methane Corp., the stock of which is owned 50% by JWR and 50% by Sonat Exploration Company, manages the operational activities of the joint venture.

SEASONALITY

    Certain of the businesses of the Company (primarily U.S. Pipe, JWH and AIMCOR) are subject to seasonal fluctuations to varying degrees. The businesses of the Company are also significantly influenced by the general economy and, in particular, the levels of construction activity.

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

ENVIRONMENTAL

    The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the fiscal years ended May 31, 2000, 1999, and 1998 were approximately $7.8 million, $6.1 million, and $6.1 million respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately
$5.0 million per year in the next five years.

    U.S. Pipe has implemented an Administrative Consent Order ("ACO") for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act) in connection with the completion of the acquisition of Original Jim Walter. The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval on the soil cleanup required by the ACO. U.S. Pipe also has completed, pending final approval, ground water treatment as ordered in the ACO. Ground water monitoring as required by the ACO continues. It is not known how long ground water monitoring will be required. Management does not believe any further cleanup costs will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

    The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the states and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, two of the Company's subsidiaries have been identified as potentially responsible parties ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which wastes allegedly were transported. These subsidiaries are among many PRP's at such sites and are in the process of preliminary investigation of their relationship to these sites, if any, to determine the nature of its potential liability and amount of remedial costs to clean up such sites. Although no assurances can be given that the Company's subsidiaries will not be required in the future to make material expenditures relating to these sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries. Management believes the extent of its subsidiaries involvement, if any, to be minor in relation to that of other named PRP's, a significant number of which are substantial companies.

EMPLOYEES

    As of May 31, 2000, the Company and its subsidiaries employed 7,261 people, of whom 4,459 were hourly workers and 2,802 were salaried employees. Approximately 3,433 employees were represented by unions under collective bargaining agreements, of which approximately 1,041 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2002. The Company considers its relations with its employees to be satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY

    The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

                                                                                  SQUARE FOOTAGE
                                             PRINCIPAL                 LAND     -------------------
FACILITY/LOCATION                       PRODUCTS/OPERATIONS          ACREAGE     LEASED     OWNED
-----------------                 --------------------------------   --------   --------   --------
HOMEBUILDING AND FINANCING
  Tampa, FL                       Administrative headquarters for         14               508,920
                                   homebuilding, financing

INDUSTRIAL PRODUCTS
U.S. Pipe
  Birmingham, AL                  Administrative headquarters              6               122,000
  Bessemer, AL                    Ductile iron pipe                      169               648,000
  N. Birmingham, AL               Ductile iron pipe                       77               360,000
  Union City, CA                  Ductile iron pipe                       70               121,000
  Burlington, NJ                  Ductile iron pipe                      109               329,000
  Chattanooga, TN                 Fittings, valves & hydrants             91               648,000
  Anniston, AL                    Gray & ductile iron castings            21               240,000
JW Aluminum
  Mt. Holly, SC                   Rolled aluminum sheet & foil            41               405,000
Sloss
  Birmingham, AL                  Administrative headquarters                               12,000
  Birmingham, AL                  Furnace & foundry coke battery         511               148,400
  Birmingham, AL                  Slag fiber                               5                63,000
  Birmingham, AL                  Synthetic chemicals                      5                63,300
  Alexandria, IN                  Slag fiber                              33               111,900
  Ariton, AL                      Specialty chemicals                     53                 6,880

ENERGY SERVICES
  Stamford, Connecticut           Administrative headquarters                    18,900
  Gulf Coast (Texas)              Petcoke                                153                67,400
  West Coast (California)         Petcoke                                 31      2,900    321,500
  International                   Petcoke, fluorspar,                     40    122,400     29,700
                                   ferrovanadium and
                                   ferromolybdenum
  Aurora, IN                      MPM blends and acid grade                4                46,000
                                   fluorspar
  Bridgeport, AL                  Ferrosilicon special, FeSi and          49               176,900
                                   high purity FeSi
  Pittsburgh, PA                  Sales office                                    7,870
  Birmingham, AL                  Sales office                                      640

NATURAL RESOURCES
  Brookwood, AL                   Administrative headquarters                               41,500
  Brookwood, AL                   Central shop, supply center and                          128,400
                                   training center
  Brookwood, AL                   Real estate                          7,300
  Brookwood, AL                   Coal mines                          48,573               632,000

    Recoverable reserves were estimated to be approximately 210 million tons as of May 31, 2000, of which 185 million tons relate to the three Blue Creek Mines.

    A summary of reserves is as follows:

           ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF MAY 31, 2000
                             (IN THOUSANDS OF TONS)

                                                                                                       JWR'S
                            RESERVES(2)               CLASSIFICATIONS(3)         TYPE(4)              INTEREST
                  --------------------------------   --------------------   -----------------   --------------------
                                                                                STEAM (S)
                                                                                   OR
MINING PROPERTY    TOTAL     ASSIGNED   UNASSIGNED   MEASURED   INDICATED   METALLURGICAL (M)    OWNED     LEASED(5)
---------------   --------   --------   ----------   --------   ---------   -----------------   --------   ---------
No. 3 Mine(9)...       --         --          --          --         --                                          --
No. 4 Mine......   64,362     64,362          --      56,731      7,631            S/M            6,590      57,772
No. 5 Mine......   18,982     18,982          --      18,874        108            S/M           17,314       1,668
No. 7 Mine(9)...  101,694    101,694          --      81,559     20,135            S/M           11,491      90,203
                  -------    -------      ------     -------     ------                          ------     -------
                  185,038    185,038                 157,164     27,874                          35,395     149,643
Bessie(10)......   24,919         --      24,919      14,880     10,039             --              658      24,261
                  -------    -------      ------     -------     ------                          ------     -------
  TOTAL.........  209,957    185,038      24,919     172,044     37,913                          36,053     173,904
                  =======    =======      ======     =======     ======                          ======     =======


                           PRODUCTION(7)                       QUALITY(6)
                  --------------------------------   ------------------------------

                                           BTU/LB
MINING PROPERTY   VOLATILITY    SULF.      MAF(8)      2000       1999       1998
---------------   ----------   --------   --------   --------   --------   --------
No. 3 Mine(9)...                  --           --       131        864      1,974
No. 4 Mine......     24-30%      .83       14,000     2,255      1,878      2,194
No. 5 Mine......     21-23%      .72       14,000     1,956      1,662      1,495
No. 7 Mine(9)...     19-23%      .74       14,000     2,217      2,357      2,449

Bessie(10)......                                         --                    --
                                                      -----      -----      -----
  TOTAL.........                                      6,559      6,761      8,112
                                                      =====      =====      =====

----------------------------------

(1) "Recoverable" reserves are defined as tons of mineable coal in the Blue Creek and Mary Lee seams which can be extracted and marketed after a deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses.

(2) "Assigned" reserves represent coal which has been committed by JWR to its operating mines and plant facilities. "Unassigned" reserves represent coal which is not committed to an operating mine and would require additional expenditures to recover. The division of reserves into these two categories is based upon current mining plans, projections and techniques.

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

(7) Production for 2000, 1999, and 1998 is for the fiscal years ended May 31.

(8) Moisture and ash free ("MAF").

(9) In February 1999 a decision was made to shut down No. 3 Mine. All of No. 3 Mine reserves were re-assigned to No. 7 Mine.

(10) Bessie Mine suspended operations in August 1988.

ITEM 3.  LEGAL PROCEEDINGS

    See Item 1--Business on pages 2 through 10 and Notes 10 and 16 of the Notes to Consolidated Financial Statements included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list showing the names, ages and positions of the executive officers of the Company (for the period June 1, 1999 through August 25, 2000).

CURRENT

NAME                                     AGE                               OFFICE
----                                   --------   --------------------------------------------------------
Donald N. Boyce......................     62      Interim Chairman, President and Chief Executive Officer

Ralph E. Fifield.....................     54      Executive Vice President, General Manager--Manufacturing

Robert B. Lewis......................     36      Executive Vice President and Chief Financial Officer

James E. Lillie......................     39      Executive Vice President, Operations

Thomas J. Quinlan....................     37      Executive Vice President, Treasurer

Robert W. Michael....................     58      Senior Vice President and Group Executive

Mark S. Hiltwein.....................     36      Senior Vice President--Controller

Frank A. Hult........................     49      Senior Vice President--Strategic Planning

Edward A. Porter.....................     53      Vice President--General Counsel and Secretary

Kimberly A. Perez....................     33      Vice President--Corporate Accounting

George R. Richmond...................     50      President and Chief Operating Officer of Jim Walter
                                                  Resources

Gerald M. Sweeney....................     38      President and Chief Operating Officer of AIMCOR

FORMER

G. Robert Durham.....................     71      Interim Chairman, President and Chief Executive Officer

Robert G. Burton.....................     62      Chairman, President and Chief Executive Officer

Kenneth E. Hyatt.....................     59      Chairman, President and Chief Executive Officer

Richard E. Almy......................     58      Director, Executive Vice President and Chief Operating
                                                  Officer

Arthur W. Huge.......................     55      Executive Vice President and Chief Financial Officer

David L. Townsend....................     48      Vice President--Administration

Joseph J. Troy.......................     36      Vice President and Treasurer

Peter Scott-Hansen...................     58      President and Chief Operating Officer of AIMCOR

CURRENT

    DONALD N. BOYCE has been a director of the Company since August 18, 1998 and was appointed Interim Chief Executive Officer, President and Chairman on
August 3, 2000. Mr. Boyce was Chairman of the

Board of IDEX Corporation from April 1, 1999 until March 31, 2000 and was Chief Executive Officer of IDEX Corporation from January 1988 until March 31, 1999. He is also a director of United Dominion Industries, Ltd.

    RALPH E. FIFIELD was appointed Executive Vice President, General Manager--Manufacturing of the Company on June 27, 2000. Mr. Fifield, was named President and Chief Operating Officer of U.S. Pipe on July 30, 1997. Previously, he was President of United States Steel (1994-1997), Corporate Vice President-- Operations (1991-1994), General Manager (1988-1991), Plant Manager (1984-1988), and various plant engineering positions (1969-1984).

    ROBERT B. LEWIS was appointed Executive Vice President and Chief Financial Officer of the Company on May 8, 2000. Previously, he was Executive Vice President, Chief Financial Officer of World Color Press, Inc. Prior thereto, he was with L.P. Theabult.

    JAMES E. LILLIE was appointed Executive Vice President, Operations of the Company on June 20, 2000. Previously, he was Executive Vice President, Operations of World Color Press, Inc., and held various senior executive positions in operations, manufacturing, reengineering, and administration.

    THOMAS J. QUINLAN was appointed Executive Vice President, Treasurer on June 20, 2000. Previously, he was Senior Vice President, Treasurer of World Color Press, Inc. Prior thereto, he held a series of managerial positions in Treasury and Corporate Finance at Marsh & McLennan Companies, Inc. and Kidder Peabody & Co.

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

    MARK S. HILTWEIN was appointed Senior Vice President--Controller of the Company on July 17, 2000. Previously, he was Chief Financial Officer for L.P. Thebault Company. Prior to that, he spent five years at the public accounting firm of Mortenson and Associates.

    FRANK A. HULT is Senior Vice President, Strategic Planning and had been Vice President, Controller and the Chief Accounting Officer of the Company since 1995. Previously, he was a Vice President (since 1994), the Controller (since
1991), Assistant Controller and Chief Accountant (1989-1991) and Manager of Budgets (1988-1989) of the Company. Prior thereto, he served in various financial positions with Original Jim Walter and The Celotex Corporation (1974-1988).

    EDWARD A. PORTER has been Vice President--General Counsel and Secretary of the Company since January 1996. Previously, he was employed by National Gypsum Company as Senior Vice President--Administration, General Counsel and Secretary (1993-1995); Vice President--Administration, General Counsel and Secretary (1988-1993); and held various legal positions (1980-1988).

    KIMBERLY A. PEREZ has been Vice President--Corporate Accounting since
May 2000. Previously, she was Assistant Controller--Director of Accounting and Strategic Planning (1997-2000). Prior to joining the Company, she led the internal audit group at Tropicana Products, Inc (1997). Prior thereto, she was an Audit Manager for the Tampa office of PricewaterhouseCoopers LLP (1989-1997).

    GEORGE R. RICHMOND has been President and Chief Operating Officer of Jim Walter Resources since June 1, 1997. Previously, he served as Senior Vice President of Operations (since 1993) and Vice President of Operations (1992). Prior thereto, he was Deputy Mine Manager and No. 3 Mine Manager, Longwall Manager, Master Mechanic and Longwall Mechanical Engineer.

    GERALD M. SWEENEY was appointed President and Chief Executive Officer of AIMCOR on July 1, 2000. Previously, he was President of AIMCOR's Carbon Group, Vice President and General Manager of the Carbon Specialties Group, Director and General Manager of the Calcined Specialties Group, and various key positions in planning and analysis, sales administration, international sales and logistics.

FORMER

    G. ROBERT DURHAM served as Interim Chief Executive Officer, President and Chairman from April 3, 2000 to April 24, 2000.

    ROBERT G. BURTON was Chairman of the Board and Chief Executive Officer of the Company from April 24, 2000 through August 1, 2000. Prior thereto, he was Chief Executive Officer of World Color Press, Inc.

    KENNETH E. HYATT was Chairman of the Board and Chief Executive Officer of the Company from June 1, 1996 through March 23, 2000 and had been President of the Company since September 1, 1995. Between September 1, 1995 and June 1, 1996, Mr. Hyatt also served as Chief Operating Officer of the Company. Mr. Hyatt was elected a director on September 12, 1995. Mr. Hyatt served as President and Chief Operating Officer and a director of The Celotex Corporation from 1990 until shortly prior to his election, effective September 1, 1995, as President and Chief Operating Officer of the Company.

    RICHARD E. ALMY was Executive Vice President and Chief Operating Officer of the Company from June 1996 through June 2000. Previously, Mr. Almy was President and Chief Operating Officer of JW Aluminum (1991-1996).

    ARTHUR W. HUGE was Executive Vice President and Chief Financial Officer from June 21, 1999 through May 8, 2000. Previously Mr. Huge was Executive Vice President and Chief Financial Officer of LTV Corporation since February 1998. Mr. Huge was Senior Vice President and Chief Financial Officer (1993-1998) and also served as Vice President and Chief Financial Officer of LTV Steel Corporation, having joined that company in 1987 as Vice President--Finance. Prior to joining LTV Steel, Mr. Huge served in a progression of operating and financial management positions at Bethlehem Steel Corporation.

    DAVID L. TOWNSEND was Vice President--Administration of the Company from 1996 through June 2000. Previously, he served as Vice President--Human Resources and Public Relations (1994-1996) and Vice President--Public Relations (1988-1994) of the Company. Prior thereto, he served as a Vice President-- Public Relations (since 1983), Director of Public Relations (1982-1983) and Manager of Public Relations (1980-1982) of Original Jim Walter and in various staff positions (1978-1980) with Original Jim Walter.

    JOSEPH J. TROY was Vice President and Treasurer of the Company from
March 1998 through February 2000. Previously, he was employed by NationsBank as Senior Vice President--Corporate Finance (1993-1998) and prior thereto he served in various banking positions from 1985-1993.

    PETER SCOTT--HANSEN was President and Chief Executive Officer of AIMCOR since it was acquired by Walter Industries in October 1997 through June 2000. Previously, he was President of the Carbon Products division of AIMCOR since 1986. Prior thereto, he was President of the Carbon Products Group of International Minerals and Chemical Corporation (IMC"), a predecessor of AIMCOR, (1980-1986) and held various positions in international marketing, transportation and operations with IMC (1968-1980).

    Executive Officers serve at the pleasure of the Board of Directors. The Company is not aware of any family relationships among any of the foregoing executive officers.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock (the "Common Stock") has been listed on the New York Stock Exchange under the trading symbol "WLT" since December 18, 1997. Previously, the Common Stock had been listed on the Nasdaq National Market ("WLTR") since October 11, 1995. The table below sets forth, for the quarterly fiscal periods indicated, the range of high and low closing sales prices of the Common Stock since such date.

                                                                  2000                        1999
                                                         ----------------------      ----------------------
                                                           HIGH          LOW           HIGH          LOW
                                                         --------      --------      --------      --------
1st Quarter...........................................     $13 9/16      $11 3/16      $19 3/16      $14 1/8
2nd Quarter...........................................      13 1/2        10 5/8        14 15/16      10 13/16
3rd Quarter...........................................      11             7 3/8        16 1/8        12 1/4
4th Quarter...........................................      10 13/16       7 1/2        13 9/16       10 3/8

    During fiscal 2000, the Company declared quarterly dividends in the amount of $.03 per outstanding share. Prior to fiscal 2000, the Registrant had never paid cash dividends on the Common Stock. Covenants contained in certain of the debt instruments referred to in Note 11 of "Notes to Consolidated Financial Statements" restrict the amount the Company can pay in cash dividends.

    During Fiscal 1999, the Company's Board of Directors authorized the repurchase of an additional four million shares of the Common Stock. During Fiscal 2000, the Company's Board of Directors authorized up to $50.0 million in additional repurchases of the Common Stock. As of August 21, 2000, the Company had repurchased approximately 7,618,200 shares under these programs at a cost of approximately $92.3 million.

    As of August 21, 2000, there were 4,568 shareholders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1996 through 2000, has been derived from annual consolidated financial statements, including the consolidated balance sheets at May 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years ended May 31, 2000 and the notes thereto appearing elsewhere herein. All of the information presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and the other information contained elsewhere in this report.

                                                          YEARS ENDED MAY 31,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales and revenues.................  $1,909,537   $1,914,143   $1,837,200   $1,507,061   $1,485,635

Income (loss) before extraordinary
  item.............................    (104,689)      35,598       58,904       37,117      (79,292)

Net income (loss)..................    (104,689)      35,598       56,241       37,117      (84,696)

Basic income (loss) per share:
  Income (loss) before
    extraordinary item.............       (2.15)         .69         1.09          .68        (1.56)
  Net income (loss)................       (2.15)         .69         1.04          .68        (1.66)
Number of shares used in
  calculation of basic income
  (loss) per share.................      48,744       51,628       53,846       54,922       50,989

Diluted income (loss) per share:
  Income (loss) before
    extraordinary item.............       (2.15)         .69         1.08          .67        (1.56)
  Net income (loss)................       (2.15)         .69         1.03          .67        (1.66)
Number of shares used in
  calculation of diluted income
  (loss) per share.................      48,744       51,745       54,383       55,064       50,989

Gross capital expenditures.........      81,995       83,057      107,553      101,755       83,523
Net property, plant and
  equipment........................     467,717      634,246      672,348      568,176      541,534
Total assets.......................   3,207,888    3,362,026    3,562,670    3,027,385    3,091,377
Senior debt........................   2,279,112    2,313,351    2,481,417    2,065,575    2,211,296
Cash dividend per common share.....         .03           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 18 of "Notes to Consolidated Financial Statements" which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2000 AND 1999

    Net sales and revenues for the year ended May 31, 2000 were $4.6 million, or .2% below the prior year period. The decrease was primarily attributable to lower market prices for products sold by the Energy Services segment and lower shipments and selling prices for coal, partially, offset by increases in the Industrial Products and Homebuilding and Financing segments. In addition, prior year results included revenues of $18.8 million from JW Window Components, Inc. ("JWWC") which was sold in the fiscal 1999 second quarter. Fiscal 2000 revenues includes a $2.4 million non-taxable gain from an executive life insurance policy.

    Cost of sales, exclusive of depreciation, of $1,331.2 million was 80.1% of net sales in the 2000 period versus $1,321.6 million and 80.4% in 1999. The improvement principally resulted from higher gross profit margins realized on pipe products, petroleum coke products, chemicals and aluminum foil and sheet products, partially offset by lower gross profit margins realized on coal.

    Selling, general and administrative expenses of $209.0 million were 10.9% of sales and revenues in the 2000 period compared to $176.4 million and 9.2% in 1999. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. ("Dream") in October 1998 and Crestline in February 1999, expenditures associated with upgrading information technology capabilities, addressing Year 2000 issues, and outside consultants who are assisting the Company in identifying cost reduction opportunities.

    Interest and amortization of debt expense was $186.6 million in the 2000 period versus $185.1 million in 1999. The average rate of interest in the 2000 period was 7.8% as compared to 7.6% in 1999. The average prime rate of interest was 8.5% and 8% in the 2000 and 1999 periods, respectively.

    Restructuring and impairment charges were $164.4 million in the 2000 period versus $27.5 million in 1999. In fiscal 2000, following the Company's unsuccessful efforts to dispose of its mining operations and the continued decline in the market price for coal, the Company recognized a $166.7 million non-cash pretax ($108.3 million after-tax) asset impairment charge related to two of the Company's three remaining coal mines, a $7.3 million pre-tax reversal ($4.7 million after-tax) of Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter, and a $5.0 million pre-tax ($3.3 million after-tax) severance charge. Prior year results included a $27.5 million pre-tax
($16.9 million after-tax) charge to shutdown Mine No. 3.

    The Company's effective tax rate in the 2000 and 1999 periods differed from the statutory tax rate primarily due to amortization of goodwill which is not deductible for tax purposes (excluding amounts related to the AIMCOR acquisition). Additionally, in the 2000 period, the Company's recognized a $2.4 million non-taxable gain from an executive life insurance policy, recorded a provision for additional income taxes relating to the Bankruptcy Court's unfavorable ruling regarding the deductibility of certain costs, and recorded a valuation allowance relating to certain state income tax benefits and net operating loss carryforwards of JWR which are unlikely to be utilized. In the 1999 period, the Company recognized a $9.8 million non-recurring tax benefit on the sale of JWWC.

    Net income (loss) in the 2000 period was $(104.7) million compared to $35.6 million in 1999. Current year results included the $166.7 million noncash pre-tax ($108.3 million after-tax) asset impairment charge and recognition of the fiscal 2000 first quarter loss incurred by JWR of $3.0 million pre-tax ($1.6 million after-tax) which had been deferred pending its disposition. Prior year results included an after-tax gain of $4.9 million from the sale of JWWC. The Company's diluted earnings (loss) per share in the 2000 period was ($2.15) compared to $.69 in the 1999 period. The current and prior year results reflect all of the factors discussed in the following segment analysis.

SEGMENT ANALYSIS:

    Homebuilding and Financing sales and revenues were $24.4 million, or 5.3%, above the prior year period. The increase reflects an increase in the number of homes sold, from 3,737 units in the 1999 period to 4,396 units in 2000, combined with a higher average net selling price per home sold, from $52,000 in the 1999 period to $55,800 in 2000, partially offset by lower time charges (revenues received from Mid-State's instalment note portfolio) from $246.4 million in 1999 to $222.5 million in 2000. The increase in unit sales principally resulted from a full year contribution from Dream and Crestline. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by Jim Walter Homes as well as from price increases instituted to compensate for higher building materials and labor costs. The decrease in time charges resulted from a $104.8 million reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $41.9 million (net of interest expense) was $26.2 million below the prior year period, reflecting the lower time charges and a decline in homebuilding gross profit margins due to increases in building materials and labor costs in excess of price increases realized and higher general and administrative expenses, partially offset by the increase in units sold and the average net selling price, lower interest expense in the 2000 period ($142.4 million) as compared to the prior year period ($144.2 million), and lower goodwill amortization in the 2000 period ($19.7 million) compared to 1999 ($23.3 million).

    Industrial Products sales and revenues were $49.5 million or 6.3%, above the prior year period. The increase was the result of higher ductile iron pipe shipments and increased sales of aluminum foil and sheet products, slag fiber and specialty chemicals, partially offset by a decline in ductile iron pressure pipe selling prices. Total ductile iron pipe shipments in the 2000 period were 618,600 tons compared to 615,800 tons in 1999. Operating income of $66.1 million exceeded the prior year period by $8.0 million. This performance was the result of improved gross profit margins reflecting lower raw material costs (primarily scrap iron) and improved operating efficiencies, combined with the previously mentioned increase in sales and revenues, partially offset by an increase in general and administrative expenses.

    Energy Services sales and revenues decreased $23.0 million, or 6.4%, reflecting a year to year decline in world-wide market prices for petroleum coke and ferroalloys. Operating income of $26.5 million, however, was $1.6 million greater than the prior year period reflecting higher earnings within its carbon products units, principally driven by a more normalized margin and cost environment for petroleum coke products and related outsourcing services. Prior year results were also impacted by equipment problems at the Texas Gulf Coast terminals and services operations caused by adverse weather conditions in that region in the fiscal second quarter.

    Natural Resources sales and revenues decreased $57.7, or 19.5%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of
5.9 million tons of coal was sold at an average selling price per ton of $35.02 compared with 6.5 million tons at $41.80 in 1999. The decrease in shipments principally reflects lower production levels due to the shutdown of Mine No. 3 in fiscal 1999. Methane gas sales volumes were 9.0 billion cubic feet in the 2000 period versus 9.3 billion cubic feet in 1999. The average selling price per thousand cubic feet was $3.44 in the 2000 period versus $2.91 in 1999. Both periods included a monthly reservation fee of $.7 million. The segment's operating loss was $182.4 million in the 2000 period which included the $166.7 million pre-tax impairment charge related to assets of two of the segment's three remaining coal mines, partially offset by the reversal of $7.3 million in Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter. The segment incurred an operating loss of $37.1 million in the 1999 period which included the $27.5 million charge for Mine No. 3 shutdown costs.

YEARS ENDED MAY 31, 1999 AND 1998

    Net sales and revenues for the year ended May 31, 1999 increased
$76.9 million, or 4.2%, over the prior year. The increase was attributable to improved performances from all operating segments, particularly the Energy Services Group reflecting a full year contribution from AIMCOR versus eight months last year, slightly offset by the disposition of JWWC during fiscal 1999. See Note 2 of "Notes to Consolidated Financial Statements" regarding the acquisition of AIMCOR and disposition of JWWC.

    Cost of sales, exclusive of depreciation, of $1,321.6 million was 80.4% of net sales versus $1,244.2 million and 79.3% in 1998. The percentage improvement principally reflected higher gross profit margins on pipe products, aluminum foil and sheet products, foundry coke and chemicals.

    Selling, general and administrative expenses of $176.4 million were 9.2% of net sales and revenues versus $165.2 million and 9.0% last year.

    Interest and amortization of debt expense was $185.1 million versus
$193.7 million in 1998 as a result of lower interest rates and lower average outstanding debt balances. The average rate of interest in 1999 was 7.6% as compared to 8.0% in 1998. The average prime rate of interest was 8.0% and 8.5% in 1999 and 1998, respectively.

    The Company's effective tax rate in 1999 and 1998 differed from the statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition), which is not deductible for tax purposes. Additionally, in 1999, the Company's effective tax rate differed from the statutory rate as a result of a $9.8 million non-recurring tax benefit recognized on the sale of JWWC. See Note 10 of "Notes to Consolidated Financial Statements" for further discussion of income taxes.

    Net income in 1999 was $35.6 million, including an after-tax gain of $4.9 million from the sale of JWWC. This compared to net income of $56.2 million in 1998 which included a $2.7 million extraordinary loss from the write-off of unamortized debt expense related to the early repayment of a $550.0 million credit facility in conjunction with the Company's acquisition of AIMCOR (see Note 11 of "Notes to Consolidated Financial Statements"). The Company's diluted earnings per share in 1999 were $.69 compared to $1.03 in 1998 and reflects all of the factors discussed in the following segment analysis.

SEGMENT ANALYSIS

    Homebuilding and Financing sales and revenues increased $11.8 million, or 2.6%, over the prior year. The increase reflects a higher average net selling price, from $48,700 in 1998 to $52,000 in 1999, an increase in the number of units sold, from 3,702 units in 1998 to 3,737 units in 1999, and greater time charge income (revenues received from Mid-State's instalment note portfolio), from $242.9 million in 1998 to $246.4 million in 1999. The higher average selling price primarily resulted from price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by Jim Walter Homes. The order backlog at May 31, 1999 was 2,683 units (all of which are expected to be completed by the end of fiscal 2000) compared to 1,883 units at May 31, 1998. The increase in time charge income resulted from increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $113.5 million (net of interest expense) was $14.0 million greater than the prior year, reflecting the increases in the average net selling price and number of homes sold, higher time charge income, lower interest expense in 1999 ($144.2 million) compared to the prior year ($154.6 million) and lower goodwill amortization in 1999 ($23.3 million) compared to 1998
($23.9 million).

    Industrial Products sales and revenues increased $46.4 million, or 6.3%, over the prior year. The increase was the result of increased shipments of ductile iron pressure pipe, fittings, valves and hydrants, aluminum foil and sheet products, foundry coke, and chemicals and slightly higher average selling prices for ductile iron pressure pipe, foundry coke and slag fiber, partially offset by lower selling prices for aluminum foil and sheet products. Total ductile iron pipe shipments of 615,800 tons were 7.2% greater than the prior year. The order backlog of ductile iron pressure pipe at May 31, 1999 was 119,900 tons, representing approximately three months shipments, compared with 121,709 tons at May 31, 1998. Operating income of $58.1 million was $20.5 million greater than the prior year period. This performance was the result of improved gross profit margins realized due to lower raw material costs (primarily scrap iron) and improved operating efficiencies combined with the previously mentioned increase in sales and revenues.

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

    Natural Resources sales and revenues decreased $57.8 million, or 16.3%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of
6.5 million tons of coal was sold at an average selling price per ton of $41.80 compared with 7.6 million tons at $42.95 in 1998. The decrease in shipments principally reflects lower production levels. Methane gas sales volumes were
9.3 billion cubic feet in the 1999 period versus 8.6 billion cubic feet in 1998. The average selling price per thousand cubic feet was $2.91 in the 1999 period versus $3.57 in 1998. Both periods included a monthly reservation fee of $.7 million. The segment's operating loss was $37.1 million in the 1999 period included $27.5 million in Mine No. 3 shutdown costs recorded in the fiscal 1999 third quarter. The segment recognized operating income of $33.8 million in the 1998.

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

    The Company's effective tax rate in 1998 and 1997 differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amount related to the AIMCOR acquisition), which is not deductible for tax purposes, and percentage depletion (see Note 10 of "Notes to Consolidated Financial Statements" for further discussion of income taxes).

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

SEGMENT ANALYSIS

    Homebuilding and Financing sales and revenues were $8.7 million, or 2.0%, greater than the prior year. This performance reflects a 2.5% increase in the average net selling price, from $47,500 in 1997 to $48,700 in 1998, which was more than offset by a 5.1% decrease in the number of units sold, from 3,900 units in 1997 to 3,702 units in 1998. The higher average selling price is primarily attributable to price increases instituted during the year to compensate for higher building materials and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Jim Walter Homes' backlog at May 31, 1998 was 1,883 units compared to 1,972 units at May 31, 1997. Time charge income (revenues received from Mid-State Homes' instalment note portfolio) increased from $231.4 million in 1997 to $242.9 million in 1998. This increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.06% and 2.78% of total instalment notes receivable at May 31, 1998 and 1997, respectively. The allowance for possible losses as a percentage of net instalment notes receivable for the years ended May 31, 1998 and 1997 was approximately 2.0%, which reflects management's assessment of the amount necessary to provide against future losses in the portfolio. Operating income of $96.4 million (net of interest expense) was $14.7 million greater than the prior year, reflecting the higher time charge income, the increase in the average net selling price per home sold, an improved homebuilding gross profit margin and lower goodwill amortization in 1998 ($23.9 million) versus 1997
($28.5 million), partially offset by the decrease in the number of homes sold and an increase in interest expense in 1998 ($154.6 million) as compared to the prior year ($152.1 million).

    Industrial Products sales and revenues were $19.1 million above the prior year, representing a 5.8% increase. The increase reflected greater shipments of ductile iron pressure pipe, valves and hydrants, aluminum foil and sheet products, foundry coke and slag fiber combined with higher selling prices for aluminum foil and sheet products and furnace and foundry coke. These increases were partially offset by lower selling prices across most ductile iron product lines, combined with lower sales volumes of fittings and chemicals. Ductile iron pressure pipe shipments of 548,700 tons were 5.2% higher than the prior year, while average selling prices were 2.2% lower, reflecting intense competitive conditions related to the continuing slow pace of funding for domestic infrastructure repair and replacement projects. The order backlog for ductile iron pipe at May 31, 1998 was 121,709 tons, which represents approximately three months shipments, compared with 108,341 tons at May 31, 1997. Operating income of $37.7 million was $2.2 million above the prior year due to the previously mentioned increase in sales volumes.

    Natural Resources sales and revenues were $17.2 million, or 5.0%, greater than the prior year. The increase resulted from increased coal shipments due to higher production levels, coupled with greater methane gas sales volumes, partially offset by reduced selling prices for both coal and methane gas. A total of 7.6 million tons of coal was sold at an average selling price per ton of $42.95 in the current year compared with 7.0 million tons at $44.49 in 1997. The tonnage increase was the result of greater shipments to Alabama Power and certain export customers. The decrease in the average selling price was primarily the result of lower price realizations on coal sold to the worldwide metallurgical market. Methane gas sales volumes were 8.6 billion cubic feet in 1998 versus 7.6 billion cubic feet in 1997. The average selling price per thousand cubic feet was $3.57 in 1998 versus $3.75 in 1997. Both years included a monthly reservation fee of $.7 million. The Group's operating income of $38.4 million exceeded the prior year by $10.8 million. This performance was the result of higher coal shipments and methane gas sales volumes combined with increased coal productivity which contributed to lower production costs ($36.28 per ton in 1998 versus $36.73 in 1997), partially offset by the reduced coal and methane gas selling prices. Cost per ton of coal produced in the fourth quarter of fiscal 1998 was adversely affected by a geological fault encountered in one of the two longwall sections of Blue Creek Mine No. 3 ("Mine No. 3"). The mine's production schedule has been realigned to single longwall production which lowered its coal output during the fourth quarter and is expected to reduce production during fiscal 1999. Current year results also included a $8.0 million credit from settlement of insurance claims. Prior year results included a $10.0 million settlement of a legal claim related to a theft of coal inventory at the Port of Mobile, Alabama, partially offset by a $6.2 million charge relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program. In addition, from December 1995 through March 1997, Mine No. 5 was in development. While in development, the mine's costs of $40.7 million were capitalized.

FINANCIAL CONDITION

    In fiscal 2000, total debt decreased $34.2 million. During the year ended May 31, 2000, net borrowings under the Mid-State Trust V Variable Funding Loan Agreement totaled $177.0 million. Scheduled payments on the mortgage-backed/asset-backed notes amounted to $448.6 million. Other senior debt decreased by $59.8 million.

    Borrowings outstanding under the Credit Facilities totaled $493.7 million at May 31, 2000. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. There were $28.8 million face amount of letters of credit outstanding thereunder as of May 31, 2000.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests. Effective August 31, 1999, the Credit Facilities were amended to include, among other things: (a) the Applicable Margin (as defined in the Credit Facilities) for LIBOR rate loans was amended in its entirety and includes a range from .625% to 2.25% (based upon a leverage ratio pricing grid);
(b) the Applicable Unused Fee (as defined in the Credit Facilities) was amended in its entirety and includes a range from .20% to .40% (based upon a leverage ratio pricing grid); (c) the borrowers' fixed charge coverage ratio was replaced by an interest coverage ratio (the ratio of Consolidated EBITDA (as defined in Amendment Agreement No. 5 to the Credit Facilities) to Consolidated Interest Expense (as defined in the Credit Facilities). The interest coverage ratio is required to be at least 2.50-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) for the duration of the Credit Facilities; and
(d) the borrowers are required to maintain a leverage ratio (the ratio of indebtedness to Consolidated EBITDA) of not more than 3.75-to-1 for the duration of the Credit Facilities, provided, however, in the event of a

Mining Sale (as defined in the Credit Facilities) the ratio must not exceed 4.0-to-1 for the periods ending February 29, 2000, and May 31, 2000, and 3.75-to-1 for the period ending August 31, 2000 and thereafter. The Company was in compliance with these covenants at May 31, 2000.

    The Trust V Variable Funding Loan Agreement covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 2000. Effective September 29, 1999, the Trust V Variable Funding Loan Agreement was amended to include, among other things, the following: (a) the facility was increased to $500.0 million; (b) interest is based upon the cost of A-1 and P-1 rated commercial paper plus .25%; and (c) the facility fee on the maximum net investment is .25%. The agreement expires September 27, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, net of book overdrafts, were approximately
$2.3 million at May 31, 2000. Operating cash flows for the year ended May 31, 2000, together with issuance of long-term debt under Trust VIII and Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities, the Loan and Security Agreement and the use of available cash balances, were primarily used for retirement of long-term senior debt, interest payments, capital expenditures and to purchase shares of common stock. During fiscal 1999, the Company's Board of Directors authorized the repurchase of an additional four million shares of the Company's common stock. During fiscal 2000, the Company's Board of Directors authorized up to $50.0 million in additional repurchases of the Company's common stock.

    Working capital is required to fund adequate levels of inventories and accounts receivable. Capital expenditures totaled $82.0 and $83.0 in fiscal 2000 and fiscal 1999, respectively. These capital expenditures reflect our ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at May 31, 2000 were not significant; however, it is estimated that gross capital expenditures for the fiscal year ending May 31, 2001 will approximate 4% to 5% of net sales and revenue. Additional expenditures in FY 2001 are possible in line with growth in earnings and cash flow, or expansion opportunities in certain markets.

    Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes and its affiliates. It is anticipated that one or more permanent financings similar to the previous Mid-State asset-backed financings will be required over the next several years to repay borrowings under the Trust V Variable Funding Loan Agreement. The Company believes that, under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase up to approximately $21.3 million of the Company's Common Stock, the amount remaining at May 31, 2000 under the current authorization.

    During the current fiscal year, the Board of Directors announced and paid a $.03 per share dividend to shareholders of record on November 10, 1999, January 17, 2000 and April 17, 2000. The dividend for the year aggregated approximately $4.4 million. Additionally, the Board announced and paid a $.03 per share dividend on August 15, 2000 to shareholders of record on July 17, 2000.

MARKET RISK

    The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Trust V Variable Funding Loan, and any future financing requirements.

    The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants, and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at May 31, 2000. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

    The Company is at risk on its portfolio of instalment notes receivable. The Company's instalment notes receivables are fixed rate and have terms ranging from 12 to 30 years. The Company manages its risk by securitizing its instalment notes into asset-backed trust agreements funded by fixed rate debt. Therefore, the Company's asset/liability management requires a high degree of analysis and estimation.

    The Company is also subject to a limited amount of foreign currency risk, but does not currently engage in any significant foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than the U.S. dollar.

YEAR 2000 DISCLOSURE

    The Company's Year 2000 ("Y2K") compliance project determined the readiness of the Company's business for the Year 2000. The Company defined Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results. The Company has experienced no problems with its computer systems since the beginning of 2000, but will continue to monitor the systems to assess whether any problems develop. In addition, the Company incurred approximately $16.5 million in expenses related to assessing and remedying any Y2K problems and upgrading computer systems, but does not expect to incur any additional material expenses related to Y2K issues going forward.

EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union commenced conversion from their existing sovereign currencies ("legacy currencies") to a new, single currency called the Euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the Euro will be established and the Euro will become the common legal currency of the participating countries by January 1, 2000. The Euro is trading on currency exchanges and is available for non-cash transactions. The participants are issuing sovereign debt exclusively in Euro and are redenominating outstanding sovereign debt. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of Euro until January 1, 2002. At that time, countries will issue new Euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002, completing the Euro conversion on this date. As of January 1, 1999, the participating countries no `longer control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, is being exercised by the new European Central Bank.

    The Company has established a plan to address issues raised by the Euro conversion. These issues, which are applicable to the operations of AIMCOR, include but are not limited to: the competitive impact created by cross-border price transparency, the need for the Company and its business partners to adapt IT and non-IT systems to accommodate Euro-denominated transactions, and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations. As part of Phase I, the core IT system has been modified for Euro Currency compliance. The Company's European locations are currently processing Euro-compliant transactions. Phase II of the Euro Currency project focuses on the conversion effect to a Euro base currency. Phase II is scheduled to be complete by July 1, 2002. The project budget is approximately $312,000 of which approximately $162,000 has been spent.

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

UNAUDITED INTERIM FINANCIAL INFORMATION:
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     QUARTER ENDED
                                                   -------------------------------------------------
                                                   AUGUST 31   NOVEMBER 30   FEBRUARY 29    MAY 31
                                                   ---------   -----------   -----------   ---------
FISCAL YEAR 2000
Net sales and revenues...........................  $459,810     $487,258       $452,716    $ 509,753
Gross profit.....................................    87,234       84,933         79,556       79,005
Net income (loss)................................    12,081        8,454          5,061     (130,285)
Diluted earnings (loss) per share................       .24          .17            .11        (2.67)

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   AUGUST 31   NOVEMBER 30   FEBRUARY 28    MAY 31
                                                   ---------   -----------   -----------   --------
FISCAL YEAR 1999
Net sales and revenues...........................  $493,134     $514,954       $416,430    $489,625
Gross Profit.....................................    74,072       83,995         66,103      98,703
Net income (loss)................................     9,037       19,735        (10,926)     17,752
Diluted earnings (loss) per share................       .17          .38           (.21)        .35

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Proxy Statement (the "Proxy Statement") included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended. Certain information with respect to executive officers is included in Part I, Item 4.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules--See Index to Financial Statements on page F-1.

    (b) Reports of Form 8-K-- Report on Form 8-K filed with the Commission on
                             March 27, 2000.

                             Report on Form 8-K filed with the Commission on April 14, 2000.

                             Report on Form 8-K filed with the Commission on April 25, 2000.

                             Report on Form 8-K filed with the Commission on August 1, 2000.

    (c) Exhibits--See Index to Exhibits on page E-1 and E-2.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    WALTER INDUSTRIES, INC.

 August 29, 2000
                    /s/ ROBERT B. LEWIS
                    --------------------------
                    Robert B. Lewis,
                    EXECUTIVE VICE PRESIDENT
                    AND PRINCIPAL FINANCIAL
                    OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    /s/ DONALD N. BOYCE
                    --------------------------
 August 29, 2000    Donald N. Boyce,
                    Chairman, Director and
                    Principal Executive Officer

                    /s/ HOWARD L. CLARK, JR.
                    --------------------------
 August 29, 2000    Howard L. Clark, Jr.,
                    Director

                    /s/ PERRY GOLKIN
                    --------------------------
 August 29, 2000    Perry Golkin,
                    Director

                    /s/ JAMES L. JOHNSON
                    --------------------------
 August 29, 2000    James L. Johnson,
                    Director

                    /s/ MICHAEL T. TOKARZ
                    --------------------------
 August 29, 2000    Michael T. Tokarz,
                    Director

                    /s/ ROBERT B. LEWIS
                    --------------------------
 August 29, 2000    Robert B. Lewis,
                    Executive Vice President and
                    Principal Financial Officer

                    /s/ MARK S. HILTWEIN
                    --------------------------
 August 29, 2000    Mark S. Hiltwein,
                    Senior Vice President,
                    Controller

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

  Report of Independent Certified Public Accountants........  F-2

  Consolidated Balance Sheets--May 31, 2000 and 1999........  F-3

  Consolidated Statements of Operations for the Three Years
    Ended May 31, 2000......................................  F-4

  Consolidated Statements of Changes in Stockholders' Equity
    for the Three Years Ended May 31, 2000..................  F-5

  Consolidated Statements of Cash Flows for the Three Years
    Ended May 31, 2000......................................  F-6

  Notes to Consolidated Financial Statements................  F-7 to F-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Walter Industries, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Tampa, Florida
July 21, 2000

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        MAY 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                       AMOUNTS)
                                         ASSETS

Cash and cash equivalents...................................   $   27,281     $   40,841
Short-term investments, restricted..........................      141,526        149,149
Marketable securities.......................................        1,524          4,803
Instalment notes receivable, net............................    1,313,392      1,290,769
Receivables, net............................................      249,363        236,869
Inventories.................................................      318,216        306,407
Prepaid expenses............................................        8,902         19,326
Property, plant and equipment, net..........................      467,717        634,246
Investments.................................................       12,814         12,354
Deferred income taxes.......................................      112,970         69,950
Unamortized debt expense....................................       45,279         50,623
Other long-term assets, net.................................       35,181         42,570
Goodwill, net...............................................      473,723        504,119
                                                               ----------     ----------
                                                               $3,207,888     $3,362,026
                                                               ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Book overdrafts.............................................   $   24,950     $   33,579
Accounts payable............................................      150,724        125,846
Accrued expenses............................................      124,942        135,959
Income taxes payable........................................       59,829         53,032
Debt
  Mortgage-backed/asset-backed notes........................    1,783,712      1,758,151
  Other senior debt.........................................      495,400        555,200
Accrued interest............................................       23,481         25,670
Accumulated postretirement benefits obligation..............      281,773        270,409
Other long-term liabilities.................................       56,170         61,261

Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
      Issued--55,315,184 shares and 55,304,184 shares.......          553            553
  Capital in excess of par value............................    1,165,131      1,169,377
  Accumulated deficit.......................................     (853,594)      (748,905)
  Treasury stock--8,033,567 shares and 4,992,292 shares, at
    cost....................................................     (104,032)       (72,078)
  Accumulated other comprehensive loss......................       (1,151)        (6,028)
                                                               ----------     ----------
    Total stockholders' equity..............................      206,907        342,919
                                                               ----------     ----------
                                                               $3,207,888     $3,362,026
                                                               ==========     ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEARS ENDED MAY 31,
                                                           ------------------------------------------
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales and revenues:
  Net sales..............................................   $1,661,947     $1,644,478     $1,567,996
  Time charges...........................................      222,502        246,440        242,858
  Miscellaneous..........................................       25,088         23,225         26,346
                                                            ----------     ----------     ----------
                                                             1,909,537      1,914,143      1,837,200
                                                            ----------     ----------     ----------
Cost and expenses:
  Cost of sales..........................................    1,331,219      1,321,605      1,244,164
  Depreciation...........................................       75,684         81,676         75,429
  Selling, general and administrative....................      209,026        176,361        165,176
  Postretirement benefits................................       21,834         22,273         21,708
  Provision for possible losses..........................        7,028          1,745            676
  Interest and amortization of debt expense..............      186,635        185,100        193,736
  Amortization of goodwill and other intangibles.........       37,664         41,372         38,605
  Restructuring and impairment charges...................      164,366         27,485             --
  Loss on sale of subsidiary.............................           --          4,907             --
                                                            ----------     ----------     ----------
                                                             2,033,456      1,862,524      1,739,494
                                                            ----------     ----------     ----------
Income (loss) before income tax expense and
  extraordinary item.....................................     (123,919)        51,619         97,706
Income tax benefit (expense).............................       19,230        (16,021)       (38,802)
                                                            ----------     ----------     ----------
Income (loss) before extraordinary item..................     (104,689)        35,598         58,904
Extraordinary loss on early extinguishment of debt (net
  of income tax benefit of $1,434).......................           --             --         (2,663)
                                                            ----------     ----------     ----------
Net income (loss)........................................   $ (104,689)    $   35,598     $   56,241
                                                            ==========     ==========     ==========
Basic net income (loss) per share:
  Income (loss) before extraordinary item................   $    (2.15)    $      .69     $     1.09
  Extraordinary item.....................................           --             --           (.05)
                                                            ----------     ----------     ----------
    Basic net income (loss) per share....................   $    (2.15)    $      .69     $     1.04
                                                            ==========     ==========     ==========
Diluted net income (loss) per share:
  Income (loss) before extraordinary item................   $    (2.15)    $      .69     $     1.08
  Extraordinary item.....................................           --             --           (.05)
                                                            ----------     ----------     ----------
    Diluted net income (loss) per share..................   $    (2.15)    $      .69     $     1.03
                                                            ==========     ==========     ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                  COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE    COMMON    CAPITAL IN   TREASURY
                                        TOTAL     INCOME (LOSS)     DEFICIT     INCOME (LOSS)    STOCK       EXCESS       STOCK
                                       --------   -------------   -----------   -------------   --------   ----------   ---------
BALANCE AT MAY 31, 1997..............  $319,412                    $(840,744)      $(4,656)       $551     $1,164,261   $      --
Comprehensive income
  Net income.........................    56,241     $  56,241         56,241
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      adjustment.....................       (52)          (52)                         (52)
    Reduction in additional pension
      liability......................       534           534                          534
                                                    ---------
Comprehensive income.................               $  56,723
                                                    =========
Stock issued in lieu of qualified
  securities.........................     4,793                                                      2          4,791
Purchases of treasury stock..........   (21,841)                                                                          (21,841)
                                       --------                    ---------       -------        ----     ----------   ---------

BALANCE AT MAY 31, 1998..............   359,087                     (784,503)       (4,174)        553      1,169,052     (21,841)
Comprehensive income
  Net income.........................    35,598     $  35,598         35,598
  Other comprehensive income, net of
    tax:
    Net unrealized losses in
      marketable securities..........       (66)          (66)                         (66)
    Foreign currency translation
      adjustment.....................      (289)         (289)                        (289)
    Excess of additional pension
      liability......................    (1,499)       (1,499)                      (1,499)
                                                    ---------
Comprehensive income.................               $  33,744
                                                    =========
Stock issued from option exercises...       325                                                                   325
Purchases of treasury stock..........   (50,237)                                                                          (50,237)
                                       --------                    ---------       -------        ----     ----------   ---------

BALANCE AT MAY 31, 1999..............   342,919                     (748,905)       (6,028)        553      1,169,377     (72,078)
Comprehensive loss
  Net loss...........................  (104,689)    $(104,689)      (104,689)
  Other comprehensive income, net of
    tax:
    Net unrealized gains in
      marketable securities..........        10            10                           10
    Foreign currency translation
      adjustment.....................      (754)         (754)                        (754)
    Reduction in additional pension
      liability......................     5,621         5,621                        5,621
                                                    ---------
Comprehensive loss...................               $ (99,812)
                                                    =========
Stock issued from option exercises...       115                                                                   115
Dividends paid, $.03 per share.......    (4,361)                                                               (4,361)
Purchases of treasury stock, net of
  reissuances........................   (31,954)                                                                          (31,954)
                                       --------                    ---------       -------        ----     ----------   ---------
BALANCE AT MAY 31, 2000..............  $206,907                    $(853,594)      $(1,151)       $553     $1,165,131   $(104,032)
                                       ========                    =========       =======        ====     ==========   =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED MAY 31,
                                                              -------------------------------------
                                                                 2000         1999         1998
                                                              -----------   ---------   -----------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $  (104,689)  $  35,598   $    56,241
  Charges to income (loss) not affecting cash:
    Depreciation............................................       75,684      81,676        75,429
    Provision for deferred income taxes.....................      (43,020)     13,016        30,257
    Accumulated postretirement benefits obligation..........       11,364      12,238        14,749
    Provision for other long-term liabilities...............          529        (277)        1,493
    Amortization of goodwill and other intangibles..........       37,664      41,372        38,605
    Amortization of debt expense............................        7,705       6,290         6,624
    Restructuring and impairment charges (b)................      164,366      27,485            --
    Loss on sale of subsidiary..............................           --       4,907            --
    Extraordinary loss on early extinguishment of debt, net
     of income tax benefit..................................           --          --         2,663
                                                              -----------   ---------   -----------
                                                                  149,603     222,305       226,061
  Decrease (increase) in assets, net of effects from
    acquisitions and dispositions:
    Short-term investments, restricted......................        7,623      98,314       (52,092)
    Marketable securities...................................        3,290      34,195         2,158
    Instalment notes receivable, net (a)....................      (22,623)     27,296        15,869
    Trade and other receivables, net........................      (12,494)    (10,866)        5,371
    Inventories.............................................      (11,809)    (13,411)      (16,448)
    Prepaid expenses........................................       10,424      (7,771)        1,311
  Increase (decrease) in liabilities, net of effects from
    acquisitions and dispositions:
    Book overdrafts.........................................       (8,629)      8,712          (656)
    Accounts payable........................................       24,878     (22,372)       14,057
    Accrued expenses (b)....................................       (8,723)    (10,980)      (21,412)
    Income taxes payable....................................        6,797      (7,825)        1,258
    Accrued interest........................................       (2,189)     (1,477)        3,927
                                                              -----------   ---------   -----------
      Cash flows from operating activities..................      136,148     316,120       179,404
                                                              -----------   ---------   -----------
INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of
     retirements and effects from acquisitions and
     dispositions...........................................      (75,815)    (78,877)     (105,250)
    Decrease (increase) in investments and other assets, net
     of effects from acquisitions and dispositions..........         (339)     (3,071)        1,592
    Acquisitions, net of cash acquired......................           --     (18,953)     (386,319)
    Proceeds from sale of subsidiary........................           --      14,878            --
                                                              -----------   ---------   -----------
      Cash flows used in investing activities...............      (76,154)    (86,023)     (489,977)
                                                              -----------   ---------   -----------
FINANCING ACTIVITIES
    Issuance of debt........................................    1,100,464     658,859     1,550,500
    Retirement of debt......................................   (1,134,703)   (826,925)   (1,185,198)
    Additions to unamortized debt expense...................       (2,361)    (25,698)      (19,143)
    Purchases of treasury stock, net of reissuances.........      (31,954)    (50,237)      (21,841)
    Dividends paid..........................................       (4,361)         --            --
    Exercise of employee stock options......................          115         325         4,793
                                                              -----------   ---------   -----------
      Cash flows from (used in) financing activities........      (72,800)   (243,676)      329,111
                                                              -----------   ---------   -----------
EFFECT OF EXCHANGE RATE ON CASH.............................         (754)       (289)          389
                                                              -----------   ---------   -----------
Net increase (decrease) in cash and cash equivalents........      (13,560)    (13,868)       18,927
Cash and cash equivalents at beginning of year..............       40,841      54,709        35,782
                                                              -----------   ---------   -----------
Cash and cash equivalents at end of year....................  $    27,281   $  40,841   $    54,709
                                                              ===========   =========   ===========

----------------------------------
(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $186,189, $170,503 and $171,081 and cash collections on account and payouts in advance of maturity of $163,566, $197,799 and $186,950 for the years ended May 31, 2000, 1999 and 1998, respectively.

(b) The Company recorded restructuring and impairment charges of $164,366 and $27,485 at May 31, 2000 and 1999, respectively. A portion of these charges were noncash and are reconciled below:

                                                                 2000         1999
                                                              -----------   ---------
Accrued expenses............................................  $     5,006   $   9,626
Noncash.....................................................      159,360      17,859
                                                              -----------   ---------
      Total restructuring and impairment charges............  $   164,366   $  27,485
                                                              ===========   =========
SUPPLEMENTAL DISCLOSURES:
Interest paid...............................................  $   181,564   $ 181,073   $   183,866
Income taxes paid...........................................  $    16,607   $  10,211   $     7,331

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Walter Industries, Inc. ("the Company") is a diversified company which operates in four reportable segments: Homebuilding and Financing, Industrial Products, Energy Services, and Natural Resources. Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, aluminum foil and sheet products, furnace coke, foundry coke, chemicals and slag fiber, and alloys, metals, petroleum coke distribution and refinery outsourcing servicing as well as coal and methane gas production and distribution.

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

NOTE 2--BUSINESS ACQUISITIONS AND DIVESTITURE

    Effective September 23, 1998, Jim Walter Homes, Inc. ("Jim Walter Homes"), the Company's homebuilding subsidiary, acquired Texas-based homebuilder Dream Homes, Inc. On February 26, 1999, Jim Walter Homes, Inc. acquired Crestline Homes, Inc., a modular homebuilder, located in Laurinburg, North Carolina. These acquisitions did not materially affect the operating results of the Company.

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

    On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR"), which, through its Carbon Group, is a leading international provider of products and outsourcing services to the petroleum, steel, foundry and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. The purchase price was approximately $400.0 million, including direct acquisition costs of $4.8 million, and was subject to certain indemnity obligations of the parties as required by the Stock Purchase Agreement. The acquisition was accounted for using the purchase method of accounting and had an effective date of September 30, 1997.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 2--BUSINESS ACQUISITIONS AND DIVESTITURE (CONTINUED)
    The following unaudited results of operations reflect the effect on the Company's operations as if the acquisition of AIMCOR had occurred as of June 1, 1997 (in thousands, except per share amounts):

                                                               YEAR ENDED
                                                              MAY 31, 1998
                                                              ------------
Net sales and revenues......................................   $1,994,711
Net income..................................................       61,227
Basic income per share......................................         1.14
Diluted income per share....................................         1.13

    The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of June 1, 1997, nor are they necessarily indicative of future operating results.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION OF JIM WALTER RESOURCES TO CONTINUING OPERATIONS

    In February 1999, a decision was made to dispose of Jim Walter
Resources, Inc. ("JWR"), the Company's coal mining and methane gas subsidiary. Accordingly, prior year financial statements reflected JWR as a discontinued business segment. The Company was unsuccessful in disposing of this segment on terms it found acceptable and, accordingly, all prior periods have been reclassified to include the assets and operating results of JWR on a consolidated basis. However, the Company is committed to ultimately separating the operations of JWR at such time that it believes shareholder value can be realized more fully than is possible at current market and industry conditions.

PRINCIPLES OF CONSOLIDATION

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

FOREIGN CURRENCY TRANSLATION

    For the foreign subsidiaries included in Energy Services that prepare financial statements in currencies other than the U.S. dollar, the Company translates revenues and expenses at average rates prevailing during the year and assets and liabilities at year end exchange rates. Translation adjustments are reported as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, instalment notes receivable and trade receivables.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at May 31, 2000, 23%, 13%, 9% and 9% (22%, 13%, 10% and 10% in 1999)
are secured by homes located in the states of Texas, Mississippi, Florida and Alabama respectively. The Company believes the potential for incurring material losses related to these credit risks is remote.

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

    Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115--"Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values which approximate cost at May 31, 2000. The unrealized gains are reflected in stockholders' equity, net of tax, at May 31, 2000.

INVENTORIES

    Inventories are valued at the lower of cost or market using either the first-in, first-out ("FIFO") or average cost method of accounting.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which was issued in March 1995. FAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. In accordance with FAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. See Note 4.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL

    Goodwill acquired in connection with the acquisition of Original Jim Walter is being amortized over periods ranging up to 20 years. Goodwill acquired in connection with the acquisition of AIMCOR is being amortized over 35 years. Goodwill acquired in connection with all other acquisitions is being amortized over 15 years. At May 31, 2000 and 1999, the accumulated amortization of goodwill was approximately $534.8 million and $503.4 million, respectively. The Company evaluates goodwill by reviewing current and estimated undiscounted cash flows whenever significant events or changes occur indicating the asset may not be recoverable.

DEPRECIATION

    Property, plant and equipment is recorded at cost. Depreciation is recorded principally on the straight-line method over the useful lives of the assets. Assets (primarily mine development costs) extending for the full life of a coal mine are depreciated on the unit of production basis. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense are 3 to 20 years for machinery and equipment, 3 to 50 years for land improvements and buildings, and mine life for mine development costs. Depletion of minerals is provided based on estimated recoverable quantities.

OPERATING LEASES

    Rent expense was $16.8 million, $19.9 million, and $13.7 million for the years ended May 31, 2000, 1999, and 1998, respectively. Future minimum payments under noncancelable operating leases at May 31, 2000 are: 2001, $15.9 million; 2002, $13.6 million; 2003, $9.8 million; 2004, $4.5 million; and 2005,
$2.7 million.

ENVIRONMENTAL EXPENDITURES

    The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

NET INCOME PER COMMON SHARE

    The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128--"Earnings Per Share" ("FAS 128") which was issued in February 1997. As a result, the Company calculates basic net income per common share based on the weighted average common shares outstanding during each period and diluted net income per common share based on weighted average and dilutive common equivalent shares outstanding during each period.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--RESTRUCTURING AND IMPAIRMENT CHARGES

    In February 1999, a decision was made to shut down the Company's Blue Creek Mine No. 3 resulting in a restructuring and asset impairment charge of $27.5 million. In fiscal 2000, the Company reversed $7.3 million of restructuring expenses primarily as a result of revised Mine No. 3 reclamation cost estimates and elimination of future royalties.

    In the fourth quarter of fiscal 2000 following the Company's unsuccessful efforts to dispose of its mining operations (Note 3) and the continued decline in the market price for coal, the Company recognized a $166.7 million non-cash pretax asset impairment charge related to two of its three remaining coal mines. This write-down of mine assets reflects their estimated impairment based on discounted cash flows. Additionally, in fiscal 2000, the Company recorded approximately $5.0 million of restructuring charges related to severance pay for certain terminated officers.

    A summary of impairment and restructuring charges included the following (in thousands):

                                                             2000       1999
                                                           --------   --------
Impairment of long-lived coal mining assets..............  $166,660   $30,097
Restructuring charges:
  Severance and payroll related..........................     5,006     9,626
  Other charges..........................................    (7,300)   13,299
  Curtailment of postretirement benefits.................        --   (25,537)
                                                           --------   -------
                                                           $164,366   $27,485
                                                           ========   =======

    At May 31, 2000, approximately $2.0 million of restructuring charges remain accrued and unpaid.

NOTE 5--RESTRICTED SHORT-TERM INVESTMENTS

    Restricted short-term investments at May 31, 2000 and 1999 include
(i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V, VI, VII, and VIII (the "Trusts") ($89.0 million and $115.9 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which are subject to retention ($36.8 million and $17.1 million, respectively) and (iii) miscellaneous other segregated accounts restricted to specific uses ($15.7 million and $12.7 million, respectively).

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6--RECEIVABLES

    Receivables are summarized as follows (in thousands):

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Trade receivables...........................................  $235,225   $226,027
  Less: Allowance for possible losses.......................    (7,953)    (6,537)
  Trade receivables, net....................................   227,272    219,490
                                                              --------   --------
Other receivables...........................................    26,427     18,409
  Less: Allowance for possible losses.......................    (4,336)    (1,030)
                                                              --------   --------
  Other receivables, net....................................    22,091     17,379
                                                              --------   --------
Total receivables, net......................................  $249,363   $236,869
                                                              ========   ========

NOTE 7--INSTALMENT NOTES RECEIVABLE

    Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments, over periods of 12 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment loans at either an 8.5%, 9.25%, 10% or 11% annual percentage rate, without points or closing costs. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 3.52% and 3.29% of total instalment notes receivable at May 31, 2000 and 1999, respectively. The Company's method of time charge income recognition approximates the effective interest method since a much larger provision for losses would be required if time charge income were accelerated. The allowance for possible losses as a percentage of net instalment notes receivable was approximately 2.0% in both years which reflects management's assessment of the amount necessary to provide against future loss in the portfolio.

    The instalment notes receivable is summarized as follows (in thousands):

                                                                      MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Gross Balance...............................................  $4,319,786   $4,191,138
Less: Unearned time charges.................................  (2,979,999)  (2,874,556)
    Allowance for possible losses...........................     (26,395)     (25,813)
                                                              ----------   ----------
Net.........................................................  $1,313,392   $1,290,769
                                                              ==========   ==========

    Mid-State Homes, Inc. ("Mid-State") purchases and services instalment notes from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates. Mid-State Trust II ("Trust II"), Mid-State Trust IV ("Trust IV"), Mid-State Trust VI ("Trust VI"), Mid-State Trust VII ("Trust VII"), and Mid-State Trust VIII ("Trust VIII") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust IV, Trust VI, Trust VII, and Trust VIII. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INSTALMENT NOTES RECEIVABLE (CONTINUED) notes receivable from Mid-State with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust IV, Trust VI, Trust VII, and Trust VIII including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, IV, VI, VII, and VIII for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Mid-State Trust III ("Trust III") was a business trust established in 1992. The Trust III Asset Backed Notes were redeemed on April 3, 2000. The instalment notes that secured the Trust III Asset Backed Notes were subsequently transferred by Mid-State to Trust VIII on May 3, 2000 (See Note 11--Debt). Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized as a warehouse facility to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates.

    The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):

                                                MAY 31, 2000                       MAY 31, 1999
                                      --------------------------------   --------------------------------
                                      GROSS BALANCE   ECONOMIC BALANCE   GROSS BALANCE   ECONOMIC BALANCE
                                      -------------   ----------------   -------------   ----------------
Trust II............................    $  491,823       $  320,619        $  617,265       $  398,932
Trust III...........................            --               --           257,751          145,573
Trust IV............................     1,073,305          506,760         1,219,063          561,602
Trust V.............................       178,906           66,174           332,938          126,188
Trust VI............................       833,722          349,744           925,677          379,118
Trust VII...........................       758,497          306,469           817,339          323,210
Trust VIII..........................       963,009          410,912                --               --
Unpledged...........................        20,524            8,200            21,105            8,113
                                        ----------       ----------        ----------       ----------
Total...............................    $4,319,786       $1,968,878        $4,191,138       $1,942,736
                                        ==========       ==========        ==========       ==========

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

    At May 31, 2000, instalment payments estimated to be receivable within each of the next five fiscal years and thereafter are as follows (in thousands):

2001........................................................  $  264,784
2002........................................................     260,054
2003........................................................     253,316
2004........................................................     245,191
2005........................................................     235,513
Thereafter..................................................   3,060,928
                                                              ----------
                                                              $4,319,786
                                                              ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8--INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Finished goods..............................................  $206,313   $207,866
Goods in process............................................    48,973     44,178
Raw materials and supplies..................................    57,390     50,986
Houses held for resale......................................     5,540      3,377
                                                              --------   --------
  Total inventories.........................................  $318,216   $306,407
                                                              ========   ========

NOTE 9--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows (in thousands):

                                                                     MAY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Land and minerals...........................................  $ 152,438   $ 152,627
Land improvements...........................................     14,093      22,954
Buildings and leasehold improvements........................    177,456     158,734
Mine development costs......................................     82,943      84,241
Machinery and equipment.....................................    803,797     750,044
Construction in progress....................................     27,301      28,405
                                                              ---------   ---------
  Gross.....................................................  1,258,028   1,197,005
  Less: Accumulated depreciation............................   (790,311)   (562,759)
                                                              ---------   ---------
  Net.......................................................  $ 467,717   $ 634,246
                                                              =========   =========

    The Company has capitalized interest on qualifying properties in accordance with Statement of Financial Accounting Standards No. 34--"Capitalization of Interest Cost". Interest capitalized for the years ended May 31, 2000, 1999, and 1998 was immaterial.

NOTE 10--INCOME TAXES

    Income tax expense (benefit) consists of the following components (in thousands):

                                                                   FOR THE YEARS ENDED MAY 31,
                                                 ---------------------------------------------------------------
                                                        2000                  1999                  1998
                                                 -------------------   -------------------   -------------------
                                                 CURRENT    DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED
                                                 --------   --------   --------   --------   --------   --------
Federal........................................  $20,811    $(48,063)   $3,336    $12,133     $4,444    $30,747
State and local................................    1,569       5,043    (1,437)       883      2,178       (490)
Foreign........................................    1,410          --     1,106         --      1,923         --
                                                 -------    --------    ------    -------     ------    -------
  Total........................................  $23,790    $(43,020)   $3,005    $13,016     $8,545    $30,257
                                                 =======    ========    ======    =======     ======    =======

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES (CONTINUED)
    The income tax expense (benefit) before extraordinary item at the Company's effective tax rate differed from the statutory rate as follows:

                                                                        FOR THE YEARS ENDED MAY 31,
                                                                   --------------------------------------
                                                                     2000           1999           1998
                                                                   --------       --------       --------
Statutory tax rate..........................................        (35.0)%         35.0%          35.0%
Effect of:
  State and local income tax................................           .7            (.7)           1.1
  Amortization of goodwill..................................          8.2           22.0           12.0
  Nonconventional fuel credit...............................         (1.2)            --             --
  Leveraged buyout costs....................................          8.1             --             --
  Depletion.................................................          (.2)          (8.3)          (7.5)
  Life insurance proceeds...................................          (.7)            --             --
  Foreign sales corporation benefit.........................           --            (.3)           (.4)
  Capital loss on sale of subsidiary........................           --          (15.7)            --
  Valuation allowance.......................................          5.9             --             --
  State--net operating loss.................................         (1.5)            --             --
  Other, net................................................           .2           (1.0)           (.5)
                                                                    -----          -----          -----
Effective tax rate..........................................        (15.5)%         31.0%          39.7%
                                                                    =====          =====          =====

    In fiscal 1998, the tax benefit related to the extraordinary item approximated the statutory rate and was classified as deferred federal income tax. During fiscal 2000, the Bankruptcy Court ruled against the Company as to the deductibility of costs associated with the leveraged buyout in fiscal years 1987 and 1988. The Company has recorded additional income taxes related to this item.

    The Company's minimum tax credit carryforward at May 31, 2000 approximates $23.7 million. The Company's capital loss carryforward at May 31, 2000 approximates $3.2 million which will expire in fiscal 2004. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of credit carryforwards. The valuation allowance relates to certain state income tax benefits of JWR for which the Company believes it is likely there is no future benefit and for various state net operating loss carryforwards which will expire before their expected utilization.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                     MAY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Bad debts...................................................  $ (11,939)  $ (11,952)
Instalment sales method for instalment notes receivable in
  prior years...............................................     11,824      15,774
Depreciation and amortization...............................     99,619      78,981
Difference in basis of assets under purchase accounting.....     15,485      16,699
Net operating loss/capital loss/credit carryforwards........    (26,424)    (26,661)
Accrued expenses............................................    (46,461)    (43,021)
Postretirement benefits other than pensions.................   (107,048)   (103,043)
Pensions....................................................      2,911       3,273
Impairment charges..........................................    (58,188)         --
Valuation allowance.........................................      7,251          --
                                                              ---------   ---------
  Total deferred tax asset..................................  $(112,970)  $ (69,950)
                                                              =========   =========

    The Revenue Act of 1987 eliminated the instalment sales method of tax reporting for sales after December 31, 1987.

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company for fiscal years 1980 through 1994. In connection with the bankruptcy proceedings, the Internal Revenue Service (the "IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for taxes, interest and penalties with respect to fiscal years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The amount of tax claimed in the Proof of Claim is $213.3 million and the amount of interest and penalties claimed is $134.0. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues are being litigated in the Bankruptcy Court.

    The amounts initially asserted by the Proof of Claim do not reflect the resolution of various issues through settlements or concessions by the parties or the effect of capital loss and net operating loss carrybacks available to the Company. After adjustment for these items, the Company estimates that the amount of tax presently claimed by the IRS is approximately $62 million for issues currently in dispute in the Adversary Proceeding. This amount is subject to interest and penalties. Of the $62 million in claimed tax, $49 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Consequently, the Company believes that should the IRS prevail on any such issues, the Company's financial exposure is limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in other years. Substantially all of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

    The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES (CONTINUED)
    The Company's U.S. federal income tax returns for the fiscal years ended May 31, 1995 and 1996 are currently being audited by the IRS. As the audit has not been completed, the Company is unable to determine, with certainty, whether the IRS will assert any substantial claim with respect to such years.

    The Company believes that the position of the IRS is substantially without merit and intends to defend vigorously all claims asserted. The Company believes that it has sufficient reserves to address such claims including interest and penalties.

NOTE 11--DEBT

    Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

                                                                      MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility...............................  $  118,700   $  127,200
    Term Loan...............................................     375,000      425,000
    Other...................................................       1,700        3,000
                                                              ----------   ----------
                                                                 495,400      555,200
                                                              ----------   ----------
Mortgage-Backed/Asset Backed Notes:
    Loan and Security Agreement.............................          --       89,300
    Trust II Mortgage-Backed Notes..........................     193,800      258,400
    Trust III Asset Backed Notes............................          --       48,576
    Trust IV Asset Backed Notes.............................     554,165      590,783
    Trust V Variable Funding Loan...........................      49,000      105,000
    Trust VI Asset Backed Notes.............................     320,676      359,342
    Trust VII Asset Backed Notes............................     286,006      306,750
    Trust VIII Asset Backed Notes...........................     380,065           --
                                                              ----------   ----------
                                                               1,783,712    1,758,151
                                                              ----------   ----------
      Total.................................................  $2,279,112   $2,313,351
                                                              ==========   ==========

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

    The Credit Facilities are secured by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings Corporation and its sole subsidiary Mid-State. Net cash proceeds from (a) asset sales where the aggregate consideration received (on a cumulative basis

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--DEBT (CONTINUED)
from October 15, 1997) exceeds $20.0 million and the cumulative amount of such proceeds from such sales since the most recent preceding prepayment equals or exceeds $5.0 million, (b) each Permitted Receivables Securitization (as defined in the Credit Facilities) or (c) the issuance of Consolidated Indebtedness (as defined in the Credit Facilities) permitted thereunder must be applied to permanently reduce the Credit Facilities. There have been no such reductions to date. Interest, at the option of the Company, is at (i) the greater of (a) the prime rate, or (b) the federal funds effective rate plus .50% or (ii) a LIBOR rate plus an Applicable Margin (as defined in the Credit Facilities) of .50% to 1.25% (based upon a leverage ratio pricing grid). At May 31, 2000, the weighted average interest rate was 6.85%.

    The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. A commitment fee ranging from .175% to
 .30% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The fee for outstanding letters of credit is priced at the Applicable Margin less .125%. At May 31, 2000, letters of credit in the aggregate face amount of $28.8 million have been issued and swingline advances outstanding were $3.7 million. The Revolving Credit Facility is due October 15, 2003.

    Scheduled principal payments on the Term Loan in each of the four years from May 31, 2000 are $75 million, $75 million, $100 million, and $125 million.

    The Trust II Mortgage-Backed Notes were issued in five classes in varying principal amounts. Four of the classes have been fully repaid. The remaining class, A4 ("Class A4 Notes"), bears interest at the rate of 9.625%. Interest on the notes is payable quarterly on January 1, April 1, July 1 and October 1 (each a "Payment Date"). On each Payment Date, regular scheduled principal payments will be made on the Class A4 Notes until maturity on April 1, 2003. Class A4 Notes are subject to special principal payments and may be subject to optional redemption under specified circumstances. The scheduled principal amount of notes maturing in each of the three years from May 31, 2000 is $64.6 million.

    The Trust IV Asset Backed Notes bear interest at 8.33%, constitute a single class and have a final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral and distributions from Trust II, less amounts paid for interest on the notes and Trust IV expenses.

    On March 3, 1995, Trust V entered into the three-year $500.0 million Variable Funding Loan Agreement with Enterprise Funding Corporation, an affiliate of Bank of America (as successor to NationsBank) as lender and as Administrative Agent. This facility is an evergreen facility renewable on an annual basis. Periodic paydowns occur from the proceeds of permanent financings. Accordingly, the $49.0 million of borrowings outstanding at May 31, 2000 have been classified as long-term debt. The facility currently matures on September 27, 2000. Interest is based on the cost of A-1 and P-1 rated commercial paper which was 6.8% at May 31, 2000 plus .25%. The facility fee on the maximum net investment is .25%.

    The Trust VI Asset Backed Notes were issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have a final maturity on July 1, 2035. Payments are made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses.

    The Trust VII Asset Backed Notes were issued in a single class and have a final maturity of December 1, 2036. The Trust VII Asset Backed Notes bear interest at a rate of 6.34%. Payments are made

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--DEBT (CONTINUED)
quarterly on March 15, June 15, September 15, and December 15 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VII expenses.

    On March 1, 2000, Mid-State borrowed an additional $19.0 million under the Loan and Security Agreement which, together with collections on the Trust III accounts for the quarter ended February 29, 2000, were used to redeem the Trust III Asset Backed Notes on April 1, 2000 in the amount of $25.3 million.

    Prior to exercising the option for redemption of the Trust III Asset Backed Notes, the Trust III Asset Backed Notes had a final maturity date of April 1, 2002. Payments on the Trust III Asset Backed Notes were made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral less amounts that were paid for interest on the notes and Trust III expenses.

    On May 3, 2000, Mid-State purchased from Trust V instalment notes having a gross value of $770.2 million and an economic balance of $292.9 million. Mid-State subsequently sold substantially all of these instalment notes to Trust VIII together with instalment notes formerly owned by Trust III (having a gross value of $227.3 million and an economic balance of $130.8 million). These sales were in exchange for the net proceeds from the public issuance of $386.5 million of Asset Backed Notes by Trust VIII ("Trust VIII Asset Backed Notes"). These notes were issued in a single class and bear interest at 7.791% payable monthly beginning on May 15, 2000. The notes have an expected final maturity of March 15, 2027. Of the $386.5 million in proceeds, $233.0 million was used to repay asset-backed borrowings under Trust V and approximately
$108.0 million was used to repay all outstanding borrowings under the Loan and Security Agreement. The remainder of the proceeds was used for general corporate purposes. Lehman Brothers, Inc., an affiliate of Lehman Brothers
Holdings, Inc., which owned 2.8 million shares of the Company's common stock at May 31, 2000, served as an underwriter in connection with the public issuance of the Trust VIII Asset Backed Notes and received underwriting commissions and fees of $.4 million.

    The Company periodically uses interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. During fiscal 1998, the Company entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt which was anticipated to be issued in the second quarter of fiscal 1999. The lock agreements had a total notional amount of $250.0 million and had a weighted-average interest rate of 5.57%. Approximately $100.0 million notional amount of interest rate lock agreements were held by Lehman
Brothers, Inc. These agreements were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and are being amortized to interest expense over the life of Trust VII Asset Backed Notes. There were no interest rate lock agreements at May 31, 2000 and 1999.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including a fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with these covenants at May 31, 2000 and 1999.

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at May 31, 2000 and 1999.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS

    The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense for the years ended May 31, 2000, 1999 and 1998, was $4.8 million, $3.3 million and $7.5 million, respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

    The Company also provides certain postretirement benefits other than pensions, primarily health care, to eligible retirees. The Company's postretirement benefit plans are not funded. During fiscal year 2000, the Company realized a reduction in the outstanding benefit obligation resulting from a plan amendment to reflect changes in retiree medical contributions relevant to future years. During fiscal year 1999, the Company realized a $25.0 million pre-tax curtailment gain from a reduction in JWR's postretirement benefit obligation resulting from an actuarial analysis of medical claims experience and a reduction in the workforce, partially offset by the decision to shut down Mine No. 3.

                                                       PENSION BENEFITS           OTHER BENEFITS
                                                    -----------------------   -----------------------
                                                       2000         1999         2000         1999
                                                    ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)            (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year...........  $  299,702   $  285,973   $  252,899   $  262,242
Service cost......................................       7,357        7,072        7,530        7,629
Interest cost.....................................      20,312       19,372       16,192       16,714
Amendments........................................         622        2,375      (10,122)      (1,984)
Actuarial (gain) loss.............................     (18,404)       1,271      (19,476)      19,476
Benefits paid.....................................     (17,652)     (16,961)      (9,144)      (9,130)
Other.............................................          --          600           --      (42,048)
                                                    ----------   ----------   ----------   ----------
Benefit obligation at end of year.................  $  291,937   $  299,702   $  237,879   $  252,899
                                                    ==========   ==========   ==========   ==========
Change in plan assets:
Fair value of plan assets at beginning of year....  $  282,413   $  283,396   $       --   $       --
Actual return on plan assets......................      93,063       12,418           --           --
Employer contribution.............................       3,416        3,560           --           --
Benefits paid.....................................     (17,652)     (16,961)          --           --
                                                    ----------   ----------   ----------   ----------
Fair value of plan assets at end of year..........  $  361,240   $  282,413   $       --   $       --
                                                    ==========   ==========   ==========   ==========
Funded (unfunded) status:.........................  $   69,303   $  (17,289)  $ (237,879)  $ (252,899)
Unrecognized net actuarial (gain) loss............     (67,760)      19,591      (31,141)     (13,480)
Unrecognized prior service cost...................       6,040        6,122      (12,753)      (4,030)
Unamortized transition amount.....................      (2,935)      (3,498)          --           --
Contribution after measurement date...............       1,255          718           --           --
                                                    ----------   ----------   ----------   ----------
Prepaid (accrued) benefit cost....................  $    5,903   $    5,644   $ (281,773)  $ (270,409)
                                                    ==========   ==========   ==========   ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

                                                       PENSION BENEFITS           OTHER BENEFITS
                                                    -----------------------   -----------------------
                                                       2000         1999         2000         1999
                                                    ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)            (IN THOUSANDS)
Amounts recognized in the balance sheet:
Prepaid benefit cost..............................  $    8,207   $    5,529   $       --   $       --
Accrued benefit cost..............................      (2,304)     (11,967)    (281,773)    (270,409)
Intangible asset..................................          --        6,461           --           --
Accumulated other comprehensive income............          --        5,621           --           --
                                                    ----------   ----------   ----------   ----------
Net amount recognized.............................  $    5,903   $    5,644   $ (281,773)  $ (270,409)
                                                    ==========   ==========   ==========   ==========

    Certain pension plans have benefit obligations in excess of fair value of plan assets. At May 31, 2000 and 1999, these plans had total obligations of $20.8 and $54.3 million, respectively and had total assets of $18.5 and $41.3 million, respectively.

                                                               PENSION BENEFITS       OTHER BENEFITS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Weighted average assumptions
Discount rate...............................................   7.50%      7.00%      7.50%      7.00%
Expected return on plan assets..............................   9.00%      9.00%         --         --
Rate of compensation increase...............................   5.00%      4.50%         --         --

    For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.25% for 2006 and remain at that level thereafter.

                                                     PENSION BENEFITS         OTHER BENEFITS
                                                   ---------------------   ---------------------
                                                     2000        1999        2000        1999
                                                   ---------   ---------   ---------   ---------
                                                      (IN THOUSANDS)          (IN THOUSANDS)
Components of net periodic benefit cost:
Service cost.....................................  $   7,815   $   7,572   $   7,530   $   7,629
Interest cost....................................     20,312      19,372      16,192      16,714
Expected return on plan assets...................    (24,713)    (24,912)         --          --
Amortization of prior service cost...............        181         572      (1,343)       (215)
Recognized net actuarial (gain) loss.............         99        (540)       (545)     (1,855)
                                                   ---------   ---------   ---------   ---------
Net periodic benefit cost........................  $   3,694   $   2,064   $  21,834   $  22,273
                                                   =========   =========   =========   =========

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                               1-PERCENTAGE     1-PERCENTAGE
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
Effect on total of service and interest cost components.....     $   5,168        $  (4,090)
Effect on postretirement benefit obligation.................     $  42,503        $ (34,196)

    The Company and certain of its subsidiaries maintain profit sharing plans. The total cost of these plans for the years ended May 31, 2000, 1999 and 1998 was $4.2 million, $3.6 million and $3.5 million, respectively.

    Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities. The Company estimates that its allocated portion of the unfunded vested benefits liabilities of these plans amounted to approximately $30.5 million and $46.0 million at May 31, 2000 and 1999, respectively. However, although the net liability can be estimated, its components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company.

NOTE 13--STOCKHOLDERS' EQUITY

    The Company is authorized to issue 200,000,000 shares of common stock, $.01 par value. As of May 31, 2000 and 1999, 47,281,617 and 50,311,892 shares of common stock were outstanding, respectively. During fiscal 1999, the Company's Board of Directors authorized the repurchase of an additional four million shares of the Company's common stock. During fiscal 2000, the Company's Board of Directors authorized up to $50.0 million in additional repurchases of the Company's common stock. Information relating to the Company's net share repurchases is set forth in the following table (in thousands):

                                                               FOR THE YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Shares......................................................    3,041      3,594      1,398
Amount......................................................  $31,954    $50,237    $21,841

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 14--EARNINGS PER SHARE

    A reconciliation of the basic and diluted earnings per share computations for each of the three years in the period ended May 31, 2000 are as follows (in thousands, except per share data):

                                                               FOR THE YEARS ENDED MAY 31,
                                            -----------------------------------------------------------------
                                                    2000                   1999                  1998
                                            ---------------------   -------------------   -------------------
                                              BASIC      DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                            ---------   ---------   --------   --------   --------   --------
Income (loss) before extraordinary item...  $(104,689)  $(104,689)  $35,598    $35,598    $58,904    $58,904
Extraordinary item........................         --          --        --         --     (2,663)    (2,663)
                                            ---------   ---------   -------    -------    -------    -------
Net income (loss).........................  $(104,689)  $(104,689)  $35,598    $35,598    $56,241    $56,241
                                            =========   =========   =======    =======    =======    =======
Shares of common stock outstanding:
  Average number of common shares(a)......     48,744      48,744    51,628     51,628     53,846     53,846
Effect of diluted securities:
  Stock options (b).......................         --          --        --        117         --        537
                                            ---------   ---------   -------    -------    -------    -------
                                               48,744      48,744    51,628     51,745     53,846     54,383
                                            =========   =========   =======    =======    =======    =======
Per share:
  Income before extraordinary item........  $   (2.15)  $   (2.15)  $   .69    $   .69    $  1.09    $  1.08
  Extraordinary item......................         --          --        --         --       (.05)      (.05)
                                            ---------   ---------   -------    -------    -------    -------
  Net income (loss).......................  $   (2.15)  $   (2.15)  $   .69    $   .69    $  1.04    $  1.03
                                            =========   =========   =======    =======    =======    =======

------------------------

    (a) Fiscal 2000, 1999, and 1998 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

NOTE 15--STOCK OPTIONS

    Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995 and amended in September 1997, an aggregate of 6,000,000 shares (3,000,000, at May 31, 1998) of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SARs") and stock awards. The maximum number of such shares with respect to which stock options or SARs may be granted to any employee while the Plan is in effect is 1,000,000 shares, and the aggregate number of such shares that may be used in settlement of stock awards is 3,000,000 shares. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board (generally, vesting occurs over three years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted. The option price per share may not be less than the fair market value of a share on the date the option is granted.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--STOCK OPTIONS (CONTINUED)
    Information on stock options is summarized as follows:

                                              MAY 31, 2000           MAY 31, 1999           MAY 31, 1998
                                          --------------------   --------------------   ---------------------
                                                      WEIGHTED               WEIGHTED                WEIGHTED
                                                      AVERAGE                AVERAGE                 AVERAGE
                                                      EXERCISE               EXERCISE                EXERCISE
                                           SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                                          ---------   --------   ---------   --------   ----------   --------
Outstanding at beginning of year........  3,877,998   $14.626    3,298,329   $14.551     2,669,999   $13.301
Granted.................................  1,713,833     9.860      727,500    15.195       906,000    17.955
Exercised...............................    (11,000)    2.985      (20,498)   12.902      (233,341)   13.686
Canceled................................   (195,333)   15.435     (127,333)   16.198       (44,329)   13.353
                                          ---------              ---------              ----------
Outstanding at end of year..............  5,385,498    13.105    3,877,998    14.626     3,298,329    14.551
                                          =========              =========              ==========
Exercisable at end of year..............  2,945,694    13.560    2,076,174    13.693     1,143,036    13.570
                                          =========              =========              ==========

                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                  -----------------------------------------      ------------------------------------
                                      NUMBER            WEIGHTED AVERAGE             NUMBER          WEIGHTED AVERAGE
          RANGE OF                OUTSTANDING AT      REMAINING CONTRACTUAL      EXERCISABLE AT          EXERCISE
      EXERCISE PRICES              MAY 31, 2000           LIFE (YEARS)            MAY 31, 2000            PRICE
----------------------------      --------------      ---------------------      --------------      ----------------
       $7.813-- 8.438                  43,000                  9.8                     40,000             $7.813
        8.438--10.547               1,568,500                  9.8                    100,000             10.438
       10.547--12.656               1,093,363                  5.4                  1,083,364             12.309
       12.656--14.766               1,299,134                  5.1                  1,241,134             14.117
       14.766--16.875                 562,667                  8.3                    260,023             14.846
       16.875--18.984                 808,834                  7.4                    214,506             17.434
       18.984--21.094                  10,000                  7.5                      6,667             19.781
                                    ---------                                       ---------
                                    5,385,498                  7.3                  2,945,694
                                    =========                                       =========

    The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards
No. 123--"Accounting for Stock Based Compensation", the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                                                2000        1999       1998
                                                              ---------   --------   --------
  Pro forma net income (loss)...............................  $(107,956)  $32,070    $53,836
                                                              =========   =======    =======
  Pro forma basic income (loss) per share...................  $   (2.21)  $   .62    $  1.00
                                                              =========   =======    =======
  Pro forma diluted income (loss) per share.................  $   (2.21)  $   .62    $   .99
                                                              =========   =======    =======

    The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the year ended May 31, 2000: (1) risk-free interest rate of 5.56%; (2) dividend yield of 1.0%; (3) expected life of 5.0 years; and (4) volatility of 37.36%. The following assumptions were used for the year ended May 31, 1999: (1) risk-free interest rate of 5.75%; (2) dividend yield of 0.0%; (3) expected life of
5.0 years; and (4) volatility of 34.66%. The following assumptions were used for the year ended May 31, 1998: (1) risk-free interest rate of 6.07%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 31.10%.

    The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996 and amended in April 1999. All full-time employees of the Company who have attained the age of majority in the state in

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--STOCK OPTIONS (CONTINUED)
which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized (20% after five years of continuous participation), and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of common stock as such funds will permit for the accounts of the participants. The amount of stock purchased depends upon the market prices of the common stock at the time the purchases are made. The total number of shares that may be purchased under the plan is 1,000,000. Total shares purchased under the plan in 2000, 1999, and 1998 were approximately 266,000, 225,000, and 155,000, respectively, and the Company's contribution was approximately $.4 million in each year.

NOTE 16--LITIGATION

INCOME TAX LITIGATION

    The Company is currently engaged in litigation with regard to federal income tax disputes (see "Note 10" for a more complete explanation).

MISCELLANEOUS LITIGATION

    The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.

NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    INSTALMENT NOTES RECEIVABLE--The estimated fair value of instalment notes receivable at May 31, 2000 and 1999 was in the range of $1,900.0 million to $2,000.0 million and $2,000.0 million to $2,100.0 million, respectively. The estimated fair value is based upon valuations prepared by an investment banking firm as of May 31, 2000 and 1999. The value of mortgage-backed instruments such as instalment notes receivable are very sensitive to changes in interest rates.

    DEBT--The estimated fair value of debt at May 31, 2000 and 1999 approximated $2,240.0 million and $2,230.0 million, respectively, based on current yields for comparable debt issues or prices for actual transactions.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT INFORMATION

    In June 1997, Statement of Financial Accounting Standards
No. 131--"Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued effective for fiscal years ending after December 15, 1998. The Company adopted this statement for the year ended May 31, 1999.

    The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. In fiscal 2000, the management of certain operating activities was realigned and, in accordance with FAS 131, the Company's business segments were reclassified to reflect this change in business segments. The business units have been aggregated into four reportable segments since the long-term financial performance of these reportable segments is affected by similar economic conditions. The four reportable segments are: Homebuilding and Financing, Industrial Products, Energy Services, and Natural Resources. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the Southern United States, and provides mortgage financing on such homes through the Homebuilding and Financing segment. Ductile iron pressure pipe, fittings, valves and hydrants are manufactured and marketed through the Industrial Products segment. This segment also includes specialty aluminum foil and sheet products, furnace and foundry coke, slag fiber, specialty chemicals, resin-coated sand, patterns and tooling businesses. The Energy Services segment markets and distributes petroleum coke and a variety of ferroalloys as well as offering value-added services (such as inventory management, warehousing, shipping and removal of product from refineries) to its vendors and customers. The Natural Resources segment is comprised of coal mining and methane gas operations.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT INFORMATION (CONTINUED)
    Summarized financial information concerning the Company's reportable segments is shown in the following tables.

                                                               FOR THE YEARS ENDED MAY 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Sales and revenues:
  Homebuilding and Financing.............................  $  485,676   $  461,315   $  449,471
  Industrial Products....................................     834,578      785,109      738,702
  Energy Services........................................     338,263      361,250      285,950
  Natural Resources......................................     238,622      296,308      354,149
  Other..................................................      12,398       10,161        8,928
                                                           ----------   ----------   ----------
    Sales and revenues (a)(b)............................  $1,909,537   $1,914,143   $1,837,200
                                                           ==========   ==========   ==========

Segment operating income (loss) (c)(d):
  Homebuilding and Financing.............................  $   41,938   $   68,130   $   60,774
  Industrial Products....................................      66,132       58,141       37,661
  Energy Services........................................      26,515       24,891       20,947
  Natural Resources......................................    (182,428)     (37,127)      33,840
                                                           ----------   ----------   ----------
  Segment operating income (loss)........................     (47,843)     114,035      153,222
  Less-corporate interest and other expenses.............     (76,076)     (62,416)     (55,516)
                                                           ----------   ----------   ----------
  Income (loss) before income tax benefit (expense) and
    extraordinary item...................................    (123,919)      51,619       97,706
  Income tax benefit (expense)...........................      19,230      (16,021)     (38,802)
                                                           ----------   ----------   ----------
    Income (loss) before extraordinary item..............  $ (104,689)  $   35,598   $   58,904
                                                           ==========   ==========   ==========

Depreciation:
  Homebuilding and Financing.............................  $    4,783   $    3,950   $    3,840
  Industrial Products....................................      31,485       31,590       30,001
  Energy Services........................................       6,749        6,268        3,701
  Natural Resources......................................      29,871       37,117       34,713
  Other..................................................       2,796        2,751        3,174
                                                           ----------   ----------   ----------
    Total................................................  $   75,684   $   81,676   $   75,429
                                                           ==========   ==========   ==========

Gross capital expenditures:
  Homebuilding and Financing.............................  $    5,651   $    6,150   $    4,908
  Industrial Products....................................      44,951       41,037       46,673
  Energy Services........................................       5,233        6,582       14,169
  Natural Resources......................................      23,240       26,903       40,658
  Other..................................................       2,920        2,385        1,145
                                                           ----------   ----------   ----------
    Total................................................  $   81,995   $   83,057   $  107,553
                                                           ==========   ==========   ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT INFORMATION (CONTINUED)

                                                               FOR THE YEARS ENDED MAY 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Identifiable assets:
  Homebuilding and Financing.............................  $1,891,985   $1,730,922   $1,833,967
  Industrial Products....................................     499,378      662,990      654,488
  Energy Services........................................     465,004      494,014      503,508
  Natural Resources......................................     203,357      365,729      382,509
  Other..................................................     148,164      108,371      188,198
                                                           ----------   ----------   ----------
    Total................................................  $3,207,888   $3,362,026   $3,562,670
                                                           ==========   ==========   ==========

------------------------

(a) Inter-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and are insignificant in amount with the exception of the sales of Natural Resources to Industrial Products of $1.0 million, $5.0 million and $5.8 million in 2000, 1999 and 1998, respectively.

(b) Export sales were $201.7 million, $190.1 million, and $229.2 million in 2000, 1999, and 1998, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

(c) Operating income amounts are after deducting amortization. A breakdown by segment of amortization is as follows (in thousands):

                                                               FOR THE YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Homebuilding and Financing..................................  $19,748    $23,288    $23,942
Industrial Products.........................................   10,534     10,497     10,498
Energy Services.............................................    8,555      8,756      5,336
Natural Resources...........................................   (9,336)    (1,746)    (1,747)
Other.......................................................    8,163        577        576
                                                              -------    -------    -------
                                                              $37,664    $41,372    $38,605
                                                              =======    =======    =======

------------------------

(d) Operating income amounts include postretirement benefits. A breakdown by segment of postretirement benefits is as follows (in thousands):

                                                               FOR THE YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Homebuilding and Financing..................................  $ 2,200    $ 1,707    $ 1,271
Industrial Products.........................................    6,133      5,728      5,133
Energy Services.............................................       --         --         --
Natural Resources...........................................   12,868     14,520     15,063
Other.......................................................      633        318        241
                                                              -------    -------    -------
                                                              $21,834    $22,273    $21,708
                                                              =======    =======    =======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Walter Industries, Inc.

    Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated July 21, 2000, appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
July 21, 2000

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS    DEDUCTIONS
                                                     BALANCE AT   CHARGED TO      FROM/      BALANCE
                                                     BEGINNING     COST AND    ADJUSTMENTS    AT END
DESCRIPTION                                           OF YEAR      EXPENSES    TO RESERVES   OF YEAR
-----------                                          ----------   ----------   -----------   --------
                                                                      (IN THOUSANDS)
For the year ended May 31, 1998

  Reserve (provision for possible losses) deducted
    from instalment notes receivable...............    $26,394     $ 1,341       $(1,514)(1) $26,221
                                                       =======     =======       =======     =======

  Reserve (provision for possible losses) deducted
    from trade receivables.........................    $ 8,225     $  (665)      $  (427)(1) $ 7,133
                                                       =======     =======       =======     =======

  Reserve (provision for possible losses) deducted
    from other receivables.........................    $    --     $   861       $    --     $   861
                                                       =======     =======       =======     =======

For the year ended May 31, 1999

  Reserve (provision for possible losses) deducted
    from instalment notes receivable...............    $26,221     $   929       $(1,337)(1) $25,813
                                                       =======     =======       =======     =======

  Reserve (provision for possible losses) deducted
    from trade receivables.........................    $ 7,133     $   816       $(1,412)(1) $ 6,537
                                                       =======     =======       =======     =======

  Reserve (provision for possible losses) deducted
    from other receivables.........................    $   861     $   180       $   (11)    $ 1,030
                                                       =======     =======       =======     =======

For the year ended May 31, 2000

  Reserve (provision for possible losses) deducted
    from instalment notes receivable...............    $25,813     $ 3,283       $(2,701)(1) $26,395
                                                       =======     =======       =======     =======

  Reserve (provision for possible losses) deducted
    from trade receivables.........................    $ 6,537     $ 1,625       $  (209)(1) $ 7,953
                                                       =======     =======       =======     =======

  Reserve (provision for possible losses) deducted
    from other receivables.........................    $ 1,030     $ 3,394       $   (88)    $ 4,336
                                                       =======     =======       =======     =======

  FAS 109 valuation allowance......................    $    --     $ 7,251(2)    $    --     $ 7,251
                                                       =======     =======       =======     =======

------------------------

(1) Notes and accounts written off as uncollectible.

(2) FAS 109 allowance was established in fiscal 2000.

                                 EXHIBIT INDEX
           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2000

       EXHIBIT
       NUMBER                                              DESCRIPTION
       -------                                             -----------
2(a)(i)                       --   Amended Joint Plan of Reorganization of Walter Industries,
                                   Inc. and certain of its subsidiaries, dated as of December
                                   9, 1994 (1)

2(a)(ii)                      --   Modification to the Amended Joint Plan of Reorganization of
                                   Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy court on March 1, 1995 (2)

2(a)(iii)                     --   Findings of Fact, Conclusions of Law and Order Confirming
                                   Amended Joint Plan of Reorganization of Walter Industries,
                                   Inc. and certain of its subsidiaries, as modified (3)

3(a)                          --   Restated Certificate of Incorporation of the Company (3)

3(b)                          --   By-Laws of the Company (3)

10(a)                         --   Stockholder's Agreement (3)

10(b)                         --   Form of Common Stock Registration Rights Agreement (3)

10(c)                         --   Channel One Registration Rights Agreement (7)

10(d)                         --   Second Amended and Restated Veil Piercing Settlement
                                   Agreement (included as Exhibit 3A to Exhibit 2(a)(i) (1)

10(e)                         --   Bank Credit Agreement (8)

10(f)                         --   Director and Officer Indemnification Agreement, dated as of
                                   March 3, 1995, among the Company and the Indemnities parties thereto (5)

10(g)                         --   New Alabama Power Contract (4)(5)

10(h)                         --   Escrow Agreement, dated as of September 12, 1995, between
                                   the Company and Harris Trust and Savings Bank, as Escrow
                                   Agent (7)

10(i)                         --   Walter Industries, Inc. Directors' Deferred Fee Plan (7)

10(j)                         --   1995 Long-Term Incentive Stock Plan of Walter Industries,
                                   Inc. (6)

10(k)                         --   Agreement, dated as of August 30, 1995, between the Company and James W. Walter (7)

10(l)                         --   Stock Purchase Agreement dated as of September 19, 1997 by and among the Stockholders of Applied Industrial Materials corporation, Certain Stockholders of AIMCOR Enterprises
                                   International, Inc. AIMCOR (Germany) Limited Partnership and
                                   AIMCOR (Luxembourg) Limited Partnership, as first parties, and Walter Industries, Inc. as second party. (9)

10(m)                         --   $800 Million Credit Agreement by and among Walter
                                   Industries, Inc. as Borrower, NationsBank, National
                                   Association, as Administrative Agent, Documentation Agent
                                   and Syndication Agent and the Lenders Party hereto from time to time. (9)

10(n)                         --   Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise Funding Corporation and
                                   NationsBank N.A. and amendments thereto. (10)

21                            --   Subsidiaries of the Company

23                            --   Consent of PricewaterhouseCoopers LLP

       EXHIBIT
       NUMBER                                              DESCRIPTION
       -------                                             -----------
27                            --   Financial Data Schedule

99.1                          --   Agreement, dated as of June 1, 1999, between the Company and
                                   Arthur W. Huge.

99.2                          --   Agreement, dated as of April 24, 2000, between the Company and Robert G. Burton.

99.3                          --   Agreement, dated as of May 5, 2000, between the Company and
                                   Robert B. Lewis.

99.4                          --   Agreement, dated as of June 13, 2000, between the Company
                                   and Arthur W. Huge.

99.5                          --   Agreement, dated as of June 20, 2000, between the Company
                                   and James E. Lillie.

99.6                          --   Agreement, dated as of June 20, 2000, between the Company
                                   and Thomas J. Quinlan.

99.7                          --   Agreement, dated as of June 21, 2000, between the Company
                                   and Mark S. Hiltwein.

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