Form 10-Q
period 2000-08-31
WALTER INDUSTRIES INC /NEW/
filed 2000-10-13
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

                                       or

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

There were 46,258,892 shares of common stock of the registrant outstanding at September 29, 2000.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               August 31,      May 31,
                                                                 2000           2000
                                                              (unaudited)     (audited)
                                                              -----------    -----------
                                                         (in thousands, except share amounts)
ASSETS
Cash and cash equivalents                                     $    14,863    $    27,281
Short-term investments, restricted                                141,155        141,526
Marketable securities                                               1,193          1,524
Instalment notes receivable, net                                1,325,174      1,313,392
Receivables, net                                                  256,398        249,363
Inventories                                                       271,777        318,216
Prepaid expenses                                                   12,629          8,902
Property, plant and equipment, net                                473,970        467,717
Investments                                                        12,963         12,814
Deferred income taxes                                             112,984        112,970
Unamortized debt expense                                           44,530         45,279
Other long-term assets, net                                        35,125         35,181
Goodwill, net                                                     464,422        473,723
                                                              -----------    -----------
                                                              $ 3,167,183    $ 3,207,888
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdrafts                                               $    18,768    $    24,950
Accounts payable                                                  125,657        150,724
Accrued expenses                                                  125,137        124,942
Income taxes payable                                               59,799         59,829
Debt
   Mortgage-backed/asset-backed notes                           1,798,219      1,783,712
   Other senior debt                                              479,000        495,400
Accrued interest                                                   21,850         23,481
Accumulated postretirement benefits obligation                    286,602        281,773
Other long-term liabilities                                        57,033         56,170

Stockholders' equity
   Common stock, $.01 par value per share:
     Authorized  - 200,000,000 shares
     Issued - 55,355,184 shares and 55,315,184 shares                 554            553
   Capital in excess of par value                               1,164,156      1,165,131
   Accumulated deficit                                           (853,592)      (853,594)
   Treasury stock - 9,096,292 and 8,033,567 shares, at cost      (114,829)      (104,032)
   Accumulated other comprehensive loss                            (1,171)        (1,151)
                                                              -----------    -----------
         Total stockholders' equity                               195,118        206,907
                                                              -----------    -----------
                                                              $ 3,167,183    $ 3,207,888
                                                              ===========    ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months ended
                                                                August 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                             $ 450,839    $ 396,873
   Time charges                                             52,900       58,316
   Miscellaneous                                            10,043        4,621
                                                         ---------    ---------
                                                           513,782      459,810
                                                         ---------    ---------

Cost and expenses:
   Cost of sales                                           369,998      309,639
   Depreciation                                             18,492       17,912
   Selling, general and administrative                      49,364       47,343
   Postretirement benefits                                   5,403        6,020
   Interest and amortization of debt expense                48,128       45,520
   Amortization of goodwill and other intangibles            9,422        9,986
   Restructuring charges                                    11,417         --
                                                         ---------    ---------
                                                           512,224      436,420
                                                         ---------    ---------

Income before income tax expense                             1,558       23,390
Income tax expense                                          (1,556)     (11,309)
                                                         ---------    ---------
Net income                                               $       2    $  12,081
                                                         =========    =========

Basic net income per share                               $    --      $     .24
                                                         =========    =========

Diluted net income per share                             $    --      $     .24
                                                         =========    =========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                                        Accumulated
                                                            Comprehensive                 Other
                                                               Income     Accumulated  Comprehensive  Common  Capital in   Treasury
                                                   Total       (Loss)       Deficit    Income (Loss)  Stock     Excess      Stock
                                                  --------  ------------- -----------   -----------   ------  ----------  ---------
Balance at May 31, 2000                           $206,907                $ (853,594)   $    (1,151)  $  553  $1,165,131  $(104,032)
Comprehensive income (loss)
   Net income                                            2   $         2           2
   Other comprehensive income (loss), net of tax
     Net unrealized gains in
      marketable securities                             42            42                         42
     Foreign currency translation adjustment           (62)          (62)                       (62)
                                                             -----------
Comprehensive loss                                           $       (18)
                                                             ===========
Stock issued from option exercises                     427                                                 1         426
Dividends paid                                      (1,401)                                                       (1,401)
Purchases of treasury stock                        (10,797)                                                                 (10,797)
                                                  --------   -----------  ----------    -----------   ------  ----------  ---------
Balance at August 31, 2000                        $195,118   $     00.00  $ (853,592)   $    (1,171)  $  554  $1,164,156  $(114,829)
                                                  ========   ===========  ==========    ===========   ======  ==========  =========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the three months ended
                                                                           August 31,
                                                                      2000         1999
                                                                    ---------    ---------
                                                                         (in thousands)
OPERATING ACTIVITIES
   Net income                                                       $       2    $  12,081
   Charges to income not affecting cash:
     Depreciation                                                      18,492       17,912
     Provision for deferred income taxes                                  (14)      10,675
     Accumulated postretirement benefits obligation                     4,829        3,776
     Provision for other long-term liabilities                            863           56
     Amortization of goodwill and other intangibles                     9,422        9,986
     Amortization of debt expense                                       1,494        1,968
                                                                    ---------    ---------
                                                                       35,088       56,454
   Decrease (increase) in assets:
     Short-term investments, restricted                                   371         (626)
     Marketable securities                                                373      (25,975)
     Instalment notes receivable, net (a)                             (11,782)      (1,966)
     Trade and other receivables, net                                  (7,035)       7,634
     Inventories                                                       46,439        8,634
     Prepaid expenses                                                  (3,727)      (3,387)
   Increase (decrease) in liabilities:
     Book overdrafts                                                   (6,182)         118
     Accounts payable                                                 (25,067)      (6,188)
     Accrued expenses                                                     195      (23,023)
     Income taxes payable                                                 (30)        (826)
     Accrued interest                                                  (1,631)      (1,002)
                                                                    ---------    ---------
       Cash flows from operating activities                            27,012        9,847
                                                                    ---------    ---------

INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of retirements     (24,745)     (15,284)
   Increase in investments and other assets                              (214)      (1,624)
                                                                    ---------    ---------
       Cash flows used in investing activities                        (24,959)     (16,908)
                                                                    ---------    ---------

FINANCING ACTIVITIES
   Issuance of debt                                                   206,600      179,600
   Retirement of debt                                                (208,493)    (157,628)
   Additions to unamortized debt expense                                 (745)        --
   Purchases of treasury stock                                        (10,797)      (3,721)
   Dividends paid                                                      (1,401)        --
   Exercise of employee stock options                                     427           33
                                                                    ---------    ---------
       Cash flows from (used in) financing activities                 (14,409)      18,284
                                                                    ---------    ---------

EFFECT OF EXCHANGE RATE ON CASH                                           (62)         107
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                  (12,418)      11,330
Cash and cash equivalents at beginning of period                       27,281       40,841
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  14,863    $  52,171
                                                                    =========    =========

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $48,077 and $48,091 and cash collections on account and payouts in advance of maturity of $36,295 and $46,125, respectively.

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2000

NOTE 1 - ORGANIZATION

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

NOTE 2 - PRINCIPLES OF CONSOLIDATION

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

All of the August 31, 2000 and 1999 amounts are unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been made. The results for the three months ended August 31, 2000 and 1999 are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Unless otherwise specified, capitalized terms used herein are as defined in the aforementioned Form 10-K.

NOTE 3 - RECLASSIFICATION OF JIM WALTER RESOURCES TO CONTINUING OPERATIONS

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

NOTE 4 - RESTRUCTURING CHARGES

As a result of the restructurings identified below, the Company recorded a pre-tax restructuring charge of $11.4 million ($7.4 million net of tax), or $0.16 per share after tax during the three months ended August 31, 2000. The charge includes $10.5 million of severance costs and $.9 million of other related exit costs. The restructurings identified below are part of the Company's overall cost reduction plan and change in the strategic direction of the Company in order to realize long-term improved overall efficiencies.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                            August 31,
                                                               2000
                                                          --------------
                                                          (in thousands)
                           Charges:
                           Severance Costs                  $   10,500
                           Other                                   900
                           Payments                             (3,150)
                                                            ----------
                           Accrued Restructuring            $    8,250
                                                            ==========

Management estimates that all remaining amounts payable under this restructuring will be paid within twelve months.

During the three months ended August 31, 2000, the Company identified the need to change strategic direction and made several management changes, primarily at the Corporate level. The Company accepted the resignation of Robert G. Burton, Chairman, President and Chief Executive Officer of Water Industries. The Company also had numerous other across-the-board reductions. As of August 31, 2000, all employees identified have been terminated. In connection with these terminations, $5.2 million was charged to restructuring expense during the three months ended August 31, 2000, for severance benefits. Amounts paid to these individuals during the three months ended August 31, 2000 was $2.7 million.

During the three months ended August 31, 2000, the Company also committed to a plan to restructure the foreign sales operations of AIMCOR and eliminate certain jobs at other AIMCOR facilities. The restructuring plan for the foreign sales operations primarily involves the elimination of AIMCOR's Luxembourg sales office in order to transfer the Luxembourg sales responsibilities to the United Kingdom office which has additional capacity to perform those sales office functions.

As a result of the foreign sales operations restructuring, all employees in the Luxembourg office will be terminated. No additional personnel or overhead costs will be incurred at the United Kingdom office as a result of the Luxembourg closure. Numerous other positions will be eliminated in the course of the AIMCOR restructuring. Total severance payments related to the foreign sales operations and other AIMCOR facilities are estimated to be $5.3 million, of which $.4 million have been paid as of August 31, 2000. Other costs related to the AIMCOR restructuring, which includes legal fees, lease commitments and other costs are $.9 million, of which $.05 million had been paid by August 31, 2000.

NOTE 5 - RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments at August 31, 2000 and May 31, 2000 include
(i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, V, VI, VII, and VIII (the "Trusts") ($86.4 million and $89.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts,
(ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which are subject to retention ($39.1 million and $36.8 million, respectively) and (iii) miscellaneous other segregated accounts restricted to specific uses ($15.7 million at both dates).

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - INSTALMENT NOTES RECEIVABLE

The instalment notes receivable is summarized as follows (in thousands):

                                                  August 31,     May 31,
                                                    2000          2000
                                                 ----------    -----------
         Gross Balance                           $4,380,200    $ 4,319,786
         Less: Unearned time charges             (3,028,361)    (2,979,999)
               Allowance for possible losses        (26,665)       (26,395)
                                                 ----------    -----------
         Net                                     $1,325,174    $ 1,313,392
                                                 ==========    ===========

The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):

                                      AUGUST 31, 2000                            MAY 31, 2000
                             Gross Balance      Economic Balance         Gross Balance      Economic Balance
                             -------------       ---------------         --------------     ----------------
         Trust II            $     466,855       $       304,440         $      491,823     $        320,619
         Trust IV                1,042,487               495,059              1,073,305              506,760
         Trust V                   345,897               125,933                178,906               66,174
         Trust VI                  816,026               344,226                833,722              349,744
         Trust VII                 745,278               302,616                758,497              306,469
         Trust VIII                942,689               403,761                963,009              410,912
         Unpledged                  20,968                 8,180                 20,524                8,200
                             -------------       ---------------         --------------     ----------------
           Total             $   4,380,200       $     1,984,215         $    4,319,786     $      1,968,878
                             =============       ===============         ==============     ================

NOTE 7 - INVENTORIES

Inventories are summarized as follows (in thousands):

                                                  August 31,     May 31,
                                                    2000          2000
                                                 ----------    -----------
         Finished goods                          $  167,478    $   206,313
         Goods in process                            51,720         48,973
         Raw materials and supplies                  47,766         57,390
         Houses held for resale                       4,813          5,540
                                                 ----------    -----------
         Total inventories                       $  271,777    $   318,216
                                                 ==========    ===========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - DEBT

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                      August 31,        May 31,
                                                        2000             2000
                                                     ----------       ----------
Mortgage-Backed/Asset-Backed Notes:
  Trust II Mortgage-Backed Notes                     $  177,650       $  193,800
  Trust IV Asset Backed Notes                           548,206          554,165
  Trust V Variable Funding Loan                         104,000           49,000
  Trust VI Asset Backed Notes                           314,770          320,676
  Trust VII Asset Backed Notes                          281,351          286,006
  Trust VIII Asset Backed Notes                         372,242          380,065
                                                     ----------       ----------
                                                      1,798,219        1,783,712
                                                     ----------       ----------

Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility                           102,300          118,700
    Term Loan                                           375,000          375,000
    Other                                                 1,700            1,700
                                                     ----------       ----------
                                                        479,000          495,400
                                                     ----------       ----------

Total                                                $2,277,219       $2,279,112
                                                     ==========       ==========

NOTE 9 - STOCKHOLDERS' EQUITY

Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                           Shares        Amount
                                                          --------      --------
Treasury stock at May 31, 2000                               8,034      $104,032

Share repurchases for the three months
  ended August 31, 2000                                      1,062        10,797

Total held in treasury at August 31, 2000
                                                          --------      --------
                                                             9,096      $114,829
                                                          ========      ========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - EARNINGS PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months ended August 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                           for the Three Months Ended August 31,
                                                 2000                1999
                                           -----------------   -----------------
                                            Basic    Diluted    Basic    Diluted
                                           -------   -------   -------   -------
Net income                                 $     2   $     2   $12,081   $12,081
                                           =======   =======   =======   =======

Shares of common stock outstanding:
 Average number of common shares(a)         46,603    46,603    50,084    50,084
Effect of diluted securities:
Stock options (b)                             --          77      --          28
                                           -------   -------   -------   -------
                                            46,603    46,680    50,084    50,112
                                           =======   =======   =======   =======

Net income per share                       $  --     $  --     $   .24   $   .24
                                           =======   =======   =======   =======

(a) The three months ended August 31, 2000 and 1999 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

On October 3, 2000, the Company declared a $.03 per share dividend for the three months ended August 31, 2000 payable to shareholders of record on October 17, 2000.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                          Three months ended
                                                              August 31,
                                                        2000            1999
                                                      ---------       ---------
Sales and revenues:
  Homebuilding and Financing                          $ 122,146       $ 126,409
  Industrial Products                                   229,518         204,800
  Energy Services                                        87,046          64,592
  Natural Resources                                      71,021          62,611
  Other                                                   4,051           1,398
                                                      ---------       ---------
    Sales and revenues                                $ 513,782       $ 459,810
                                                      =========       =========

                                                          Three months ended
                                                              August 31,
                                                        2000            1999
                                                      ---------       ---------
Operating income (a) :
  Homebuilding and Financing                          $   9,157       $  12,071
  Industrial Products                                    23,384          22,123
  Energy Services                                           973           4,657
  Natural Resources                                     (10,791)             26
                                                      ---------       ---------
    Operating income                                     22,723          38,877
  Less:  General corporate expense                      (10,028)         (5,307)
         Senior debt interest expense                   (11,137)        (10,180)
                                                      ---------       ---------
  Income before tax expense                               1,558          23,390
  Income tax expense                                     (1,556)        (11,309)
                                                      ---------       ---------
    Net income                                        $       2       $  12,081
                                                      =========       =========

Depreciation:
  Homebuilding and Financing                          $   1,136       $   1,327
  Industrial Products                                     9,176           7,437
  Energy Services                                         1,805           1,643
  Natural Resources                                       5,410           6,866
  Other                                                     965             639
                                                      ---------       ---------
    Total                                             $  18,492       $  17,912
                                                      =========       =========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                          Three months ended
                                                              August 31,
                                                        2000            1999
                                                      ---------       ---------
Homebuilding and Financing                            $   4,369       $   5,510
Industrial Products                                       2,647           2,644
Energy Services                                           2,139           2,127
Natural Resources                                          --              (440)
Other                                                       267             145
                                                      ---------       ---------
                                                      $   9,422       $   9,986
                                                      =========       =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 11 of "Notes to Consolidated Financial Statements" which presents sales and revenues and operating income by operating segment.


RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

Sales and revenues for the three months ended August 31, 2000 were $513.8 million compared to $459.8 million for the three months ended August 31, 1999. The increase is primarily attributable to the Industrial Products and the Energy Services segments, which increased $24.7 million and $22.5 million, respectively. The increase for the Industrial Products segment was due to an increase in both shipments and sales price per ton of pipe products and an increase in aluminum tonnage shipped. The increase for Energy Services relates to the increase in the price per ton for petroleum coke. Miscellaneous income increased as a result of an increase in interest income, a gain on sale of land and receipt of a settlement on an insurance claim. These increases are offset by a decrease in time charge income for the Homebuilding and Financing segment.

Cost of sales, excluding depreciation, was $370.0 million for the three months ended August 31, 2000 compared to $309.6 million for the three months ended August 31, 1999. Cost of sales (excluding depreciation), as a percentage of net sales for the three months ended August 31, 2000 was 82.1% compared to 78.0% for the three months ended August 31, 1999. The increase in cost of sales as a percentage of sales is primarily attributable to Energy Services, which was not able to maintain margins based on certain contract sales commitments and Natural Resources, which continued to experience a decline in the market price for coal despite improvements in the cost per ton of coal produced during the quarter ended August 31, 2000.

Selling, general and administrative costs were relatively constant at $49.4 million for the three months ended August 31, 2000 compared to $47.3 million for the three months ended August 31, 1999.

Interest and amortization of debt expense was $48.1 million versus $45.5 million in the prior year period as a result of higher interest rates. The average rate of interest for the three months ended August 31, 2000 was 8.2% as compared to 7.4% for the three months ended August 31, 1999. The prime rate of interest was 9.5% in the current year period compared to a range of 7.75% to 8.25% in 1999.

Restructuring charges were $11.4 million for the three months ended August 31, 2000 as discussed in Note 4 of "Notes to Consolidated Financial Statements".

The Company's effective tax rate for the three months ended August 31, 2000 and August 31, 1999 periods differed from the statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition) which is not deductible for tax purposes, the utilization of certain federal tax credits, and the effect of state and local income taxes.

Net income for the three months ended August 31, 2000 was essentially breakeven, which included the after tax restructuring charges of $7.4 million, compared to $12.1 million for the three months ended August 31, 1999.

Segment Analysis:

HOMEBUILDING AND FINANCING

Sales and revenues decreased $4.3 million or 3.4% during the three months ended August 31, 2000 compared to the quarter ended August 31, 1999. During the three months ended August 31, 2000, the Company completed fewer homes, which was offset by an increase in the average net selling price. The average net selling price increased as a result of new product options, amenity upgrades, consumer preference for more upscale models and price increases instituted to compensate for higher building material and labor costs. The increase in pricing had a negative impact on home completions for the quarter.

      -------------------------------------------------------------------
                                 Three months ended   Three months ended
                                   August 31, 2000     August 31, 1999
      -------------------------------------------------------------------
      Homes Completed                1,126 units         1,169 units
      -------------------------------------------------------------------
      Average Net Selling Price        $57,200             $54,100
      -------------------------------------------------------------------

In addition to the decrease in the homes completed and the increase in the average net selling price, time charge income decreased $5.4 million as result of the prepayment rate decreasing to 5.0% for the quarter ended August 31, 2000 compared to 7.6% for the quarter ended August 31, 1999.

Units in backlog at August 31, 2000 were 1,821 compared to 1,773 at May 31,
2000.

Operating income was $9.2 million for the three months ended August 31, 2000 compared to $12.1 million in the prior year period. The decrease in operating income was principally caused by the decline in prepayment income, an increase in interest expense of $1.7 million partially offset by margin improvements on home sales and a decline in goodwill amortization of $1.1 million.

INDUSTRIAL PRODUCTS

Sales and revenues increased $24.7 million or 12.1% during the three months ended August 31, 2000 compared to the three months ended August 31, 1999. The increase is due primarily to an increase in shipments at U.S. Pipe and JW Aluminum as well as from an increase in the average selling price per ton for pipe products. Compared to the quarter ended August 31, 1999, JW Aluminum shipment tonnage increased 6.7% and U.S. Pipe shipment tonnage increased 9.0% while the average selling price per ton for pipe products increased 3%.

The order backlog for U.S. Pipe at August 31, 2000 was $104.4 million representing approximately three months shipments, compared to $89.7 million at August 31, 1999. JW Aluminum had backlog of $24.6 million at August 31, 2000, up 18.8% from the prior year.

Operating income increased $1.3 million during the three months ended August 31, 2000 compared to the three months ended August 31, 1999 primarily as a result of a 15% improvement in operating income at U.S. Pipe offset by production inefficiencies for the fiber division of Sloss Industries which caused a 35% reduction in their operating income. JW Aluminum's operating income was essentially flat due to increased energy and raw material costs.

ENERGY SERVICES

Sales and revenues increased $22.5 million or 34.8% during the three months ended August 31, 2000 compared to the three months ended August 31, 1999. The increase is primarily due to an increase in pricing resulting from a stronger demand for energy products. Additionally, during the three months ended August 31, 2000, AIMCOR received and recognized an insurance settlement of $2.3 million which was recorded as miscellaneous income.

Operating income of $1.0 million, which included the restructuring charge of $6.2 million discussed in Note 4 of "Notes to Consolidated Financial Statements", was $3.7 million below the prior year period. Operating income before the restructuring charge improved when compared to the prior period due to the increase in revenues described above as well as from a return to more normalized margins, which were offset by $2.0 million of unfavorable sales commitment expense.

NATURAL RESOURCES

Sales and revenues increased $8.4 million or 13.4% during the three months ended August 31, 2000 compared to the three months ended August 31, 1999. The increase is primarily attributable to an increase in methane gas revenues, which increased $5.6 million or 84.4%, resulting from an increase in methane gas produced (9.6%), an increase in number of methane gas wells (6.5%), and an increase in sales price (61.6%). Additionally, coal revenues increased $2.8 million or 4.9% due to an increase in tons of coal sold (50%), which was offset by a decrease in average coal sales prices (31%).

--------------------------------------------------------------------------------
                                         Three months ended  Three months ended
                                          August 31, 2000      August 31, 1999
--------------------------------------------------------------------------------
Average Methane Selling Price (per MCF)        $4.88                $3.02
--------------------------------------------------------------------------------
Number of Methane Wells                         539                  506
--------------------------------------------------------------------------------
Average Coal Selling Price (per ton)           $27.26              $39.50
--------------------------------------------------------------------------------
Average Cost Per Ton Produced                  $30.57              $39.96
--------------------------------------------------------------------------------
Tons of Coal Sold                           2.1 million          1.4 million
--------------------------------------------------------------------------------

For the three months ended August 31, 2000, Natural Resources had an operating loss of $10.8 million, compared to operating income of $0.03 million for the quarter ended August 31, 1999. The loss is attributable to the decline in the average selling price per ton of coal caused by the expiration of an above market coal contract with Alabama Power Company as well as a continued decline in the market price for coal.

GENERAL CORPORATE EXPENSES

General corporate expenses increased $4.7 million or 89% during the three months ended August 31, 2000 compared to the three months ended August 31, 1999 primarily due to the corporate restructuring charges of $5.2 million recorded during the three months as discussed in Note 4 of "Notes to Consolidated Financial Statements".


FINANCIAL CONDITION

Since May 31, 2000, total debt decreased $1.9 million. During the three month period ended August 31, 2000, net borrowings under the Mid-State Trust V Variable Funding Loan Agreement totaled $55.0 million. Payments on the mortgage-backed/asset-backed notes amounted to $40.5 million. Other senior debt decreased by $16.4 million.

At August 31, 2000 borrowings under the Credit Facilities totaled $477.3 million. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At August 31, 2000 letters of credit with a face amount of $32.6 million were outstanding.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests. Effective August 31, 1999, the Credit Facilities were amended to include, among other things, the following: (a) the Applicable Margin (as defined in the Credit Facilities) for LIBOR rate loans was amended in its entirety and now includes a range from .625% to 2.25% (based upon a leverage ratio pricing grid); (b) the Applicable Unused Fee (as defined in the Credit Facilities) was amended in its entirety and includes a range from .20% to .40% (based upon a leverage ratio pricing grid); (c) the borrowers' fixed charge coverage ratio was replaced by an interest coverage ratio (the ratio of Consolidated EBITDA (as defined in Amendment Agreement No. 5 to the Credit Facilities) to Consolidated Interest Expense (as defined in the Credit Facilities). The interest coverage ratio is required to be at least 2.50-to-1 at the end of each Four Quarter Period (as defined in the Credit Facilities) for the duration of the Credit Facilities; and (d) the borrowers are required to maintain a leverage ratio (the ratio of indebtedness to Consolidated EBITDA) of not more than 3.75-to-1 for the duration of the Credit Facilities. The Company was in compliance with these covenants at August 31, 2000.

The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at August 31, 2000. Effective September 27, 2000, the Trust V Variable Funding Loan Agreement was amended to include, among other things, the following: (a) the facility was decreased to $400.0 million; (b) interest is based upon the cost of A-1 and P-1 rated commercial paper plus .40%; and (c) the facility fee on the maximum net investment is .40%. The agreement expires December 29, 2000.

The Company has engaged in a series of studies to determine its optimal future operating profile. With these studies underway, a number of inquiries have been received regarding the potential sale of various portions of the Company's business, including JW Aluminum Company ("JW Aluminum"). The Company has determined that JW Aluminum has no relationship to any of the Company's other businesses and does not lend itself to the synergistic profile envisioned for the future. As a result, a decision has been made to respond to potential acquirors. It is possible that a divestiture of JW Aluminum could be concluded early in the 2001 calendar year. The Company is also considering the divestiture of certain other operating subsidiaries, but is not prepared to provide further specifics at this time.

The Company also continues to explore ways to exit its Jim Walter Resources coal mining and degasification business. The Company believes that an orderly exit from this business will be achieved at an appropriate future date that is in the best interest of shareholders.


LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows for the three months ended August 31, 2000 together with issuance of long-term debt under the Mid-State Trust V Variable Funding Loan Agreement, borrowings under the Credit Facilities and the use of available cash balances were primarily used for retirement of long-term senior debt, interest payments, capital expenditures, dividends and to purchase 1,063,000 shares of common stock under the stock repurchase program.

Working capital is required to fund adequate levels of inventories and accounts receivable. Commitments for capital expenditures at August 31, 2000 were not significant; however, it is estimated that gross capital expenditures for the Company and its subsidiaries for the balance of the fiscal year ending May 31, 2001 will approximate 4% to 5% of net sales and revenues. Additional expenditures in fiscal year 2001 are possible in line with growth in earnings and cash flow, or expansion opportunities in certain markets.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, the level of construction, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations. The Company believes that the Mid-State Trust V Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes and its affiliates. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust V Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures to pay dividends, and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company.

During the quarter ended August 31, 2000, the Board of Directors announced and paid a $.03 per share dividend to shareholders of record on July 17, 2000. The dividend paid for the quarter aggregated approximately $1.4 million.


MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Loan and Security Agreement, Trust V Variable Funding Loan, and any future financing requirements.

The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants, and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at August 31, 2000. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

The Company is at risk on its portfolio of instalment notes receivable. The Company's instalment notes receivable are fixed rate and have terms ranging from 12 to 30 years. The Company manages its risk by securitizing its instalment notes into asset-backed trust agreements funded by fixed rate debt. Therefore, the Company's asset/liability management requires a high degree of analysis and estimation.

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

The Company has established a plan to address issues raised by the Euro conversion. These issues, which are applicable to the operations of AIMCOR, include but are not limited to: the competitive impact created by cross-border price transparency, the need for the Company and its business partners to adapt IT and non-IT systems to accommodate Euro-denominated transactions, and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations. As part of Phase I, the core IT system has been modified for Euro Currency compliance. The Company's European locations are currently processing Euro-compliant transactions. Phase II of the Euro Currency project focuses on the conversion effect to a Euro base currency. Phase II is scheduled to be complete by July 1, 2002. The cost of conversion to the Euro is immaterial.


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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

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

Item 5.   OTHER INFORMATION

          On August 3, 2000, the Company announced that Robert G. Burton resigned as Chairman, President and Chief Executive Officer for personal reasons. The Board of Directors has appointed Donald N. Boyce to replace Mr. Burton on an interim basis while a search for a successor is underway.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule
               Exhibit 99 - Amendment No. 6 to Variable Funding Loan Agreement

          (b)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WALTER INDUSTRIES, INC.


/s/ R. B. LEWIS                                /s/ M. S. HILTWEIN
--------------------------------               ---------------------------------
R. B. Lewis                                    M. S. Hiltwein
Executive Vice President and                   Senior Vice President, Controller
Principal Financial Officer


Date: OCTOBER 13, 2000