Form 10-K405
period 2000-12-31
WALTER INDUSTRIES INC /NEW/
filed 2001-03-20
CIK 837173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JUNE 1, 2000 TO DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-20537
                            ------------------------

                            WALTER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     13-3429953
    (State or other jurisdiction of              (IRS Employer Identification No.)
     incorporation or organization)

     1500 NORTH DALE MABRY HIGHWAY                             33607
             TAMPA, FLORIDA                                  (Zip Code)
(Address of principal executive offices)

                            ------------------------

       Registrant's telephone number, including area code: (813) 871-4811

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS       NAME OF EXCHANGE ON WHICH REGISTERED
----------------------------  ------------------------------------
COMMON STOCK, PAR VALUE $.01       NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on March 5, 2001 as reported by the New York Stock Exchange, was approximately $267.7 million.

    Number of shares of common stock outstanding as of March 5, 2001: 45,769,092

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company to be held April 26, 2001 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    (a) Narrative Description of Business

    GENERAL

    Walter Industries, Inc. ("the Company"), organized in 1987, is a diversified company which operates in four reportable segments: Homebuilding and Financing, Industrial Products, Energy Services, and Natural Resources. Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber, alloys and metals, petroleum coke distribution, refinery outsourcing services and coal and methane gas production and distribution.

    The Company has changed its year end to December 31, resulting in a seven month transition period ended December 31, 2000. The transition period results are shown in addition to the previous three fiscal years ended May 31, 2000.

    (b) Industry Segments

    The Company's industry segment information for the last four fiscal periods is included in Note 18 of "Notes to Consolidated Financial Statements" included herein.

HOMEBUILDING AND FINANCING

    For the transition period ended December 31, 2000, and the three years ended May 31, 2000, 1999 and 1998 net sales and revenues for this segment amounted to $274.4 million, $485.7 million, $461.3 million and $449.5 million, respectively.

Jim Walter Homes, Inc.

    Jim Walter Homes, Inc. and its subsidiaries ("JWH"), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States where the weather permits year-round construction. JWH also provides mortgage financing on such homes. JWH historically has concentrated on the low to moderately priced segment of the housing market. Almost 340,000 homes have been completed by JWH since its inception in 1946.

    JWH's products consist of over 100 models of conventionally-built homes (ranging in size from approximately 720 to 2,640 square feet) and over 75 modular home models (ranging in size from 990 to 2,500 square feet).

    At December 31, 2000, JWH operated 114 branch offices located in 18 states and serving three additional adjoining states. Accordingly, these operations are not subject to significant geographic concentrations of credit risks. Approximately 77% of the branch offices are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" which are designed to allow customers to view actual models completed to the various stages of interior finish available.

    Consummation of a building and instalment sale contract is subject to
(i) executing a promissory note which is secured by a first lien on the land and the home to be built, except in the State of Texas, (ii) executing a mortgage, deed of trust, mechanic's lien contract or other security instrument,
(iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgage, deed of trust and similar security instrument constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration, guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

    Presently, JWH does not own or acquire land for home construction purposes and is not a land developer. The actual construction of all conventionally-built homes sold by JWH is performed on customer-owned land by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home. This construction is inspected by JWH's supervisory personnel. JWH maintains 25 regional warehouses located throughout its market area from which a portion of the necessary building materials are obtained; the balance of building materials is purchased locally and through national contracts with major building materials suppliers.

    JWH builds all of its conventionally-built homes "on site" after the customer has entered into a building contract. Each conventionally-built home is built of wood on concrete foundations or wood pilings and is completely finished on the outside. Conventionally-built homes are constructed to varying degrees of interior completion, depending on the buyer's election to purchase optional interior components, including the installation thereof. Optional interior components include plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. JWH's product line includes "shell" homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH's customers select all interior options, thereby receiving a home considered to be "90% complete," which generally excludes only landscaping and utility connections. Remaining units are sold at varying stages of interior finishing.

    JWH, through its wholly-owned subsidiary Crestline Homes, Inc. ("CHI"), also manufactures and distributes modular homes. CHI manufactures modular (factory-built) homes in its Laurinburg, North Carolina facility, which are sold by a network of independent dealers, primarily in the southern United States.

    The following chart shows the unit sales volume of JWH and the percent of homes sold by category (shell, various stages, 90% complete and modular) for the transition period ended December 31, 2000, and the fiscal years ended May 31, 2000, 1999, and 1998.

                                                                        PERCENT OF UNIT SALES
                                                  -----------------------------------------------------------------
FISCAL PERIOD                                     UNITS BUILT    SHELL     VARIOUS STAGES   90% COMPLETE   MODULAR
-------------                                     -----------   --------   --------------   ------------   --------
Transition period ended December 31, 2000.......     2,488          7%           9%              63%          21%
Fiscal year ended May 31, 2000..................     4,396          7            9               69           15
Fiscal year ended May 31, 1999..................     3,737         12            9               75            4
Fiscal year ended May 31, 1998..................     3,702         13            7               80           --

    During the transition period ended December 31, 2000 and the fiscal years ended May 31, 2000, 1999, and 1998 the average net sales price of a home was $57,900, $55,800, $52,000 and $48,700, respectively.

    The estimated backlog of homes to be constructed by JWH as of December 31, 2000 was $99.0 million compared to $101.8 million at May 31, 2000 and $118.6 million at December 31, 1999. The time to construct a home averages from four to sixteen weeks.

    The majority of homes sold by JWH are purchased with financing arranged by JWH. Qualified customers are offered fixed rate mortgages requiring no down payment. JWH does not charge closing costs, points, credit service fees, private mortgage insurance or similar add-on charges. JWH offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. As of December 31, 2000, new mortgage instalment notes carried either a 9.25% or an 11% annual percentage rate.

    Some customers who purchase and finance homes through JWH may not qualify for traditional bank financing of such homes. To qualify for financing, a potential customer must provide information concerning monthly income and employment history as well as a legal description of and evidence that the customer owns the land on which the home is to be built. A customer's income and employment usually are verified through telephone conversations with the customer's employer and by examining pay stubs, W-2 forms or, if the customer is self-employed, income tax returns. An applicant must have a minimum of one year's continuous employment or, if there has been a change in employment, the new job must be in the same field of work. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of the land is verified by examining the title record. In addition, JWH's credit department obtains a credit report that includes, among other information, a point or grade credit score. Particular attention is paid to the credit information for the most recent three to five years. Attention is also given to the customer's total indebtedness and other monthly payments. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sale contract executed, a title report is ordered and, frequently, a survey of the property is made. Independent registered surveyors perform surveys when, in the opinion of JWH, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments.

    JWH does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated solely on the basis of JWH's mortgage servicing employees' experience and knowledge, be at least equal to 10% of the cash selling price of the home, resulting in a maximum initial loan-to-value ratio of approximately 90%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from JWH, arrange for the final building inspection and, if required, obtain a certificate of occupancy. The cost to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could range from 10% to 20% of the sales price (based upon a 90% complete home).

    Upon completion of construction of a new home to the agreed-upon percentage of completion, in the ordinary course of business pursuant to an agreement between JWH and Mid-State Homes, Inc. ("MSH"), JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to MSH. Pursuant to the agreement with MSH, JWH administers the collection of delinquent payments, recommendations of foreclosure, foreclosure and resale of foreclosed properties.

    The single-family residential housing industry is highly competitive. JWH competes in each of its market areas with numerous homebuilders, ranging from regional and national firms to small local companies on the basis of price, quality, design, finishing options and accessibility to financing. JWH also competes with manufactured and modular housing builders. JWH's strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices, with favorable financing and no closing costs. Based on the most recent data available, Jim Walter Homes was the sixteenth largest builder of detached single-family homes in the United States.

Mid-State Homes, Inc.

    MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes from JWH on conventionally-built homes constructed and sold by Jim Walter Homes. MSH funds its purchase of these mortgage instalment notes using various special-purpose business trusts organized by it for that purpose. These business trusts acquire the mortgage instalment notes using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes and MSH's beneficial interests secure the borrowings of these trusts. These borrowings are non-recourse to the Company. (For additional information on the trusts and their related borrowings, see Note 11 of "Notes to Consolidated Financial Statements.")

INDUSTRIAL PRODUCTS

    For the transition period ended December 31, 2000 and the three years ended May 31, 2000, 1999, and 1998, net sales and revenues for this segment amounted to $514.7 million, $834.6 million, $785.1 million and $738.7 million, respectively.

United States Pipe and Foundry Company, Inc.

    United States Pipe and Foundry Company, Inc. ("U.S. Pipe") manufactures and sells a broad line of ductile iron pressure pipe, pipe fittings, valves and hydrants, and a wide variety of gray and ductile iron castings. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation's largest producers of ductile iron pressure pipe. In the transition period ended December 31, 2000 and the three years ended May 31, 2000, 1999 and 1998, net sales and revenues amounted to $310.9 million, $480.2 million, $460.7 million and $426.4 million, respectively.

    U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4" to 64" in diameter as well as equivalent metric sizes, in lengths up to 20 feet. In addition, U.S. Pipe produces and sells a full line of fittings, valves and hydrants of various configurations to meet municipal specifications.

    Ductile iron pressure pipe is used primarily for potable water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines) and is used for major water and waste water transmission and collection systems.

    The ductile iron pressure pipe industry is highly competitive, with a small number of manufacturers of ductile iron pressure pipe, fittings, valves and hydrants. Major competitors of U.S. Pipe include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company.

    Additional competition for ductile iron pressure pipe comes from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel. Although ductile iron pressure pipe is typically more expensive than competing forms of pipe, customers choose ductile iron for its quality, longevity, strength, ease of installation and lack of maintenance problems.

    U.S. Pipe has a sales force that sells pipe products throughout the United States. The organization is divided into four geographic territories each managed by a regional sales manager. International orders are sold directly by U.S. Pipe sales personnel as well as an extensive number of representatives principally in Central and South America and the Middle East.

    U.S. Pipe products are sold primarily to contractors, water works distributors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales is made through independent water works distributors. U.S. Pipe maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects, to support ongoing projects and to aid in completing projects.

    The order backlog of pressure pipe, valves and hydrants, fittings and castings at December 31, 2000 was $82.0 million, compared to $108.0 million at May 31, 2000 and $97.0 million at December 31, 1999.

    While the ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity, certain aspects of U.S. Pipe's operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe's products have experienced a strong level of demand in the replacement market, in part driven by mandates from the Safe Drinking Water Act. U.S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe's Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and the operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas that will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe's products more competitive.

JW Aluminum Company

    Founded in 1980, JW Aluminum Company ("JW Aluminum") is headquartered in Mt. Holly, South Carolina and is a leading producer of fin stock (used in heating and air conditioning applications) and telecommunications cable wrap. JW Aluminum's other foil and sheet products are used in a variety of applications such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are primarily used for general building applications such as siding, gutters, downspouts, roofing, mobile home siding and skirting, residential siding and window components. Products are marketed to original equipment manufacturers by a direct sales force. In the transition period ended December 31, 2000, JW Aluminum sold approximately 116 million pounds of aluminum products; 75% were foil products and 25% were sheet products.

Sloss Industries Corporation

    Sloss Industries Corporation ("Sloss") is a manufacturing operation, founded in 1918 and headquartered in Birmingham, Alabama, which has four major product lines: foundry coke, furnace coke, slag fiber and specialty chemicals. Foundry coke is marketed to cast iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. For the transition period ended December 31, 2000, approximately two-thirds of the foundry coke produced by Sloss was sold to U.S. Pipe. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Historically, furnace coke sales have been at capacity to satisfy contracts with National Steel Corporation, Sloss' major customer for this product. However, recent weakness in the domestic steel industry caused by competition from foreign steel makers and a slowing economy, could negatively affect future sales of this product. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers. Specialty chemical products are composed primarily of aromatic sulfonic acids and sulfonyl chlorides used in the pharmaceutical, plasticizer, foundry and coatings industries, as well as custom manufactured products for the rubber, plastics, and specialty materials industries.

Other

    The Industrial Products segment also includes foundry patterns and resin-coated sand products for the iron industry, tooling molds, custom machined components and cast iron consumer products, principally fireplace tools and accessories.

ENERGY SERVICES

    On October 15, 1997, the Company acquired Applied Industrial Materials Corporation ("AIMCOR"). Through its Carbon Group, AIMCOR is a leading international provider of products and value added outsourcing services to the petroleum, steel, foundry, cement and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States.

    AIMCOR's net sales and revenues were $220.9 million during the transition period ended December 31, 2000 and $338.3 million and $361.2 million for the years ended May 31, 2000 and May 31, 1999 and $285.9 million for the period October 1, 1997 (month of acquisition of AIMCOR) through May 31, 1998.

CARBON PRODUCTS

    In the transition period ended December 31, 2000, the two years ended May 31, 2000 and May 31, 1999 and the period October 1, 1997 through May 31, 1998, net sales and revenues amounted to $190.8 million, $276.8 million, $288.3 million, and $229.1 million, respectively.

    AIMCOR markets petroleum coke ("petcoke") in three different quality types. Petcoke with a general specification for sulfur of less than 3% is sold primarily into the steel/foundry, chemical, cement, metallurgical or special fuel applications. AIMCOR personnel are responsible for the procurement, marketing and sale of this type of petcoke in addition to processing, storage, screening, blending and customized delivery. Petcoke with a general specification for sulfur of above 3% is sold primarily as a fuel in the cement industry and for utilities in the worldwide market. AIMCOR personnel are responsible for the procurement, marketing and sale of this type of petcoke. The third type, Calcined petroleum coke is created through a heat-treating process, which drives moisture and gaseous materials from raw petroleum coke. Calcined petroleum coke is used as the main carbon source for anodes in aluminum smelting, and is also used in the titanium, steel and foundry industries. AIMCOR personnel market and distribute raw petcoke for calcination and also market and distribute the calcined petcoke supplied from calciners. AIMCOR believes it is the world's largest non-producer distributor of calcined petcoke. The Carbon Group also performs (on a service contract basis) value-added services such as cutting, blending, inventory management, stock piling and removal of petcoke in the refinery, as well as handling, warehousing and distribution and shipping of petcoke from the refinery to the terminal and ultimately to the end user. AIMCOR's value-added approach to the marketing of petcoke and related services has distinguished it as a leader in businesses that many competitors treat in a commodity-like manner.

    The Carbon Group purchases petcoke primarily from oil refiners. Petcoke is a coal-like, high carbon fuel source, which is a by-product produced when heavy fuel oil is refined into gasoline. By combining and processing the petcoke produced by several refineries, AIMCOR is able to market larger quantities of consistent quality petcoke, thereby creating a more marketable product than an individual refiner could produce on its own. Petcoke is used in industrial furnaces, cement kilns, steel plants, foundries, paper mills, co-generation plants and home heating. AIMCOR is one of the largest suppliers to the worldwide petcoke market, shipping approximately 6 million metric tons of petcoke annually.

    AIMCOR maintains relationships with all major United States oil refiners and has an in-depth knowledge of the end-user markets. AIMCOR's petcoke supply comes primarily from oil refiners on the Gulf Coast (55%) and the West Coast (45%) of the United States. AIMCOR's terminal and services operating group has entered into long-term contracts with leading refiners including ExxonMobil, Shell and Citgo. In addition, through a joint venture relationship, AIMCOR also has established a long-term relationship as sole supplier of raw petcoke and purchaser of a dedicated supply of refined calcined petcoke for a major Indian calciner.

    AIMCOR markets petcoke through a combination of its internal sales force and its strategically located shipping terminals throughout the world. AIMCOR's principal shipping locations are located in Long Beach, California; Texas City, Texas; Rotterdam, the Netherlands; Ghent, Belgium; and Red Car, United Kingdom. AIMCOR's sales offices market petcoke through an international network of 14 offices located in ten countries, including The Netherlands, Germany, England, Japan, Mexico, Brazil, Belgium, Egypt, Australia, and the U.S. Rather than marketing through intermediaries or brokers, AIMCOR maintains direct relationships with end-users through its 35 person sales force (15 domestic, 20 international). This approach allows AIMCOR to evaluate the customer's needs and enables AIMCOR to develop the optimum petcoke quality that meets the customer's specifications. In some markets, however, international trading companies serve as the financial intermediaries. For the transition period ended December 31, 2000, approximately 40% of AIMCOR revenues represented foreign sales and approximately 71% of AIMCOR revenues represented sales to foreign customers.

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

    The Metals Group manufactures and markets ferrosilicon, ferrovanadium, ferromolybdenum, metallurgical process materials, fluorspar and various other ferroalloys on both an agency and trading basis. AIMCOR's ferrosilicon business is conducted through Tennessee Alloys Company, a joint venture between AIMCOR (75%) and Allegheny/Ludlum Steel (25%), a major specialty steel producer.

NATURAL RESOURCES

Jim Walter Resources, Inc.

    The operations of Jim Walter Resources, Inc. ("JWR") are conducted through its Mining Division, which mines and sells coal from three deep shaft mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by JWR. In the transition period ended December 31, 2000 net sales and revenues totaled $170.6 million. In the three years ended May 31, 2000, 1999, and 1998, JWR's net sales and revenues totaled
$238.6 million, $296.3 million and $354.1 million, respectively, including
$1.0 million, $5.1 million and $5.8 million, respectively, to Sloss.

MINING DIVISION

    In the transition period ended December 31, 2000, Mining Division's net sales and revenues totaled $139.5 million. In the three years ended May 31, 2000, 1999, and 1998, Mining Division's net sales and revenues totaled $207.1 million, $268.8 million and $323.2 million, respectively.

    The Mining Division, headquartered in Brookwood, Alabama, has approximately
7.0 million tons of rated annual coal production capacity from three deep shaft mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. These mines extract coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities because it meets current environmental compliance specifications.

    The majority of coal is mined using longwall extraction technology with development support from continuous miners. By replacing more traditional methods of underground mining with longwall technology, the Mining Division has achieved greater production efficiency, improved safety, higher coal recovery and lower production costs. The Mining Division currently operates three longwall mining systems for primary production and nine continuous miner sections for the development of mains and longwall panel entries. The Mining Division's normal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%.

    Environmental expenditures imposed by laws relating to deep shaft mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface mining.

    The Mining Division's coal is sold to a diversified base of domestic and foreign customers. In the United States, Alabama Power Company ("Alabama Power") is one of the division's major customers for compliance steam coal. The division's metallurgical coal is sold to customers in numerous markets throughout Europe, Latin America and Asia. Most metallurgical coal sales are made under supply contracts, negotiated in March through June of each year, for fixed prices that are typically one year in length. However, some sales, of both metallurgical and steam coal, are conducted in the spot market as dictated by JWR supply and market demand.

    JWR had a supply contract with Alabama Power, originally executed on May 10, 1994 (the "Old Alabama Power Contract"). Under the Old Alabama Power Contract, Alabama Power purchased 4.0 million tons of compliance steam coal per year from JWR. In January 1998, JWR entered into a contract amendment with Alabama Power to extend the contract period from August 31, 1999 to December 31, 1999. Total tonnage to be shipped under the contract was not changed. In January 1998, JWR also entered into a new agreement to supply coal from January 1, 2000 to December 31, 2005. The new contract stipulates lower volumes (1.5 million tons per year + 20%) at selling prices somewhat higher than then current spot market levels, but significantly lower than prices under the Old Alabama Power Contract.

DE-GAS DIVISION

    The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal joint venture with El Paso Production Co., a subsidiary of El Paso Corp. ("El Paso").

    The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 315 wells producing approximately 20 billion cubic feet per year as of December 2000. Approximately 33 additional wells are planned for development in 2001. The degasification operation, as originally expected, has improved mining operations and safety by reducing methane gas levels in the mines, as well as developing into a profitable operation.

    Southern Natural Gas ("SNG"), a subsidiary of El Paso, is the exclusive customer for all of JWR's share of methane gas. The price to be paid for gas delivered to SNG is equal to the average of two published spot prices, provided, however, that the price will not be less than $2.00 per MMBTU on a weighted annual basis, calculated cumulatively each month. The contract also calls for SNG to pay JWR a reservation fee of $675,000 per month through December 31, 2001, provided certain minimum quantities of gas are delivered.

SEASONALITY

    Certain of the businesses of the Company are subject to seasonal fluctuations to varying degrees. Sales for U.S. Pipe and JWH are usually their lowest in the winter months due to weather and the level of construction activity. Sales for JW Aluminum usually peak in the spring and early summer associated with the level of sales of fin stock product to heating and air conditioning manufacturers.

The businesses of the Company may also be significantly influenced by the general economy and, in particular, interest rates, levels of construction activity and commodity prices.

TRADE NAMES, TRADEMARKS AND PATENTS

    The names of each of the Company's subsidiaries are well established in the respective markets served by them. Management believes that customer recognition of such trade names is of significant importance. The Company's subsidiaries have numerous patents and trademarks. Management does not believe, however, that any one such patent or trademark is material to the Company's individual segments or to the business as a whole.

RESEARCH AND DEVELOPMENT

    Research activities conducted by each business are directed toward new products, improvement of existing products, development of new uses for existing products, process and systems development, and cost reduction efforts. Total research and development expenditures for all of the businesses in the transition period and each of the last three fiscal years were less than 1% of the Company's consolidated net sales and revenues.

RAW MATERIALS

    Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either purchased from domestic sources or produced by the Company and its subsidiaries. All materials used by the various businesses of the Company are available in quantities required to support their respective operations. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Prices potentially having a significant influence on the Company include prices for building materials, scrap iron, aluminum and petroleum coke. Changes in prices for petroleum coke (which generally fluctuate with solid fuel prices) and aluminum have a direct impact on the reported sales and costs of goods sold of AIMCOR and JW Aluminum, respectively. However, these subsidiaries generally are able to pass cost increases or decreases through to their customers. Gross profit and operating margins are generally more impacted by volumes sold, supply and demand, competition, how quickly sales prices can be adjusted for commodity cost changes, and other factors, than by the actual changes in the underlying commodity prices themselves. While these factors also impact the other businesses of the Company, the affect on these subsidiaries is more pronounced because of the larger relative amount of their costs comprised of the underlying commodity cost.

ENVIRONMENTAL

    The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the transition period ended December 31, 2000 and for fiscal years ended May 31, 2000, 1999, and 1998 were approximately $3.9 million,
$7.8 million, $6.1 million, and $6.1 million respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately
$7.0 million per year in the next five years.

    U.S. Pipe has implemented an Administrative Consent Order ("ACO") for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval on the soil cleanup required by the ACO. U.S. Pipe also has completed, pending final approval, ground water treatment as ordered in the ACO. Ground water monitoring as required by the ACO continues. It is not known how long ground water monitoring will be required. Management does not believe any further cleanup costs will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

    The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the Environmental Protection Agency ("EPA"), the states and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, two of the Company's subsidiaries, U.S. Pipe and Sloss, have been identified as potentially responsible parties ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at three sites to which wastes allegedly were transported. These subsidiaries are among many PRPs at such sites and management believes the extent of its subsidiaries involvement, if any, to be minor in relation to that of other named PRPs, a significant number of which are substantial companies. At one site, Sloss has entered into a consent order with the EPA and substantially all of the materials transported to the site by Sloss have been removed. With respect to the second site, U.S. Pipe is currently in active negotiation with the EPA to reach a possible settlement and enter into a consent agreement. U.S. Pipe advised the EPA with respect to the third site that, according to its records, U.S. Pipe does not believe it ever transported hazardous substances to the site in question, and no response has been received from the EPA.

    Although no assurances can be given that the Company's subsidiaries will not be required in the future to make material expenditures relating to these sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

EMPLOYEES

    As of December 31, 2000, the Company and its subsidiaries employed approximately 6,960 people, of whom 3,985 were hourly workers and 2,975 were salaried employees. Unions represented approximately 3,090 employees under collective bargaining agreements, of which approximately 1,025 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2002. The Company and its subsidiaries considers its relations with employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

    The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

                                                                                    SQUARE FOOTAGE
                                               PRINCIPAL                 LAND     -------------------
FACILITY/LOCATION                         PRODUCTS/OPERATIONS          ACREAGE     LEASED     OWNED
-----------------                  ---------------------------------   --------   --------   --------
CORPORATE
  Tampa, FL......................  Corporate headquarters                   14               149,000

HOMEBUILDING AND FINANCING
  Tampa, FL......................  Administrative headquarters for                            59,000
                                   homebuilding, financing
  Laurinburg, NC.................  Modular homes                            26               245,000

INDUSTRIAL PRODUCTS
U. S. Pipe
  Birmingham, AL.................  Administrative headquarters               6               122,000
  Bessemer, AL...................  Ductile iron pipe                       169               648,000
  N. Birmingham, AL..............  Ductile iron pipe                        77               360,000
  Union City, CA.................  Ductile iron pipe                        70               122,000
  Burlington, NJ.................  Ductile iron pipe                       109               329,000
  Chattanooga, TN................  Fittings, valves & hydrants              91               659,000
  Anniston, AL...................  Gray & ductile iron castings             21               240,000
JW Aluminum
  Mt. Holly, SC..................  Rolled aluminum sheet & foil             44               405,000
Sloss
  Birmingham, AL.................  Administrative headquarters                                12,000
  Birmingham, AL.................  Furnace & foundry coke battery          511               148,000
  Birmingham, AL.................  Slag fiber                                5                63,000
  Birmingham, AL.................  Synthetic chemicals                       5                63,000
  Ariton, AL.....................  Specialty chemicals                      53                 7,000

ENERGY SERVICES
  Stamford, Connecticut..........  Administrative headquarters                     19,000
  Gulf Coast (Texas).............  Petcoke                                 153                67,000
  West Coast (California)........  Petcoke                                  31      3,000    321,000
  International..................  Petcoke, fluorspar, ferrovanadium        40    122,000     30,000
                                   and ferromolybdenum
  Aurora, IN.....................  MPM blends and acid grade                 4                46,000
                                   fluorspar
  Bridgeport, AL.................  Ferrosilicon special, FeSi and           49               177,000
                                   high purity FeSi
  Pittsburgh, PA.................  Sales office                                     8,000
  Birmingham, AL.................  Sales office                                     1,000

NATURAL RESOURCES
  Brookwood, AL..................  Administrative headquarters                                42,000
  Brookwood, AL..................  Central shop, supply center and                           128,000
                                   training center
  Brookwood, AL..................  Real estate                           7,283
  Brookwood, AL..................  Coal mines                           45,970               632,000

    Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 181 million tons as of December 31, 2000.

    A summary of mineral reserves is as follows:

         ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF DECEMBER 31, 2000
                             (IN THOUSANDS OF TONS)

                                                                                                      JWR'S
                                 RESERVES (2)              CLASSIFICATIONS(3)     TYPE (4)          INTEREST          QUALITY (6)
                       --------------------------------   --------------------   ----------   ---------------------   ----------
                                                                                 STEAM (S)
                                                                                     OR
                                                                                 METALLUR-
MINING PROPERTY         TOTAL     ASSIGNED   UNASSIGNED   MEASURED   INDICATED   GICAL (M)     OWNED     LEASED (5)   VOLATILITY
---------------        --------   --------   ----------   --------   ---------   ----------   --------   ----------   ----------
No. 3 Mine (9).......       --         --          --          --         --           --          --          --           --
No. 4 Mine...........   63,186     63,186          --      55,507      7,679          S/M       6,742      56,444        24-30%
No. 5 Mine...........   18,105     18,105          --      17,998        107          S/M      16,640       1,465        22-23%
No. 7 Mine (9).......   99,826     99,826          --      79,098     20,728          S/M      11,546      88,280        19-23%
                       -------    -------      ------     -------     ------       ------      ------     -------       ------
                       181,117    181,117                 152,603     28,514                   34,928     146,189
                       =======    =======      ======     =======     ======       ======      ======     =======       ======
Bessie (10)..........   24,919         --      24,919      14,880     10,039           --         658      24,261
TOTAL................  206,036    181,117      24,919     167,483     38,553                   35,586     170,450


                         QUALITY (6)
                       -------------------   -----------------------------------------

                                   BTU/LB
MINING PROPERTY         SULF.      MAF(8)     2000T       2000       1999       1998
---------------        --------   --------   --------   --------   --------   --------
No. 3 Mine (9).......      --          --        --        131        864      1,974
No. 4 Mine...........     .75      15,625     1,245      2,255      1,878      2,194
No. 5 Mine...........     .76      15,625     1,054      1,956      1,662      1,495
No. 7 Mine (9).......     .66      15,625     1,146      2,217      2,357      2,449
                        -----      ------     -----      -----      -----      -----

                        =====      ======     =====      =====      =====      =====
Bessie (10)..........                            --         --         --         --
TOTAL................                         3,445      6,559      6,761      8,112

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

(7) Production for 2000T is for the transition seven month period ended December 31, 2000. Production for 2000, 1999, and 1998 is for the fiscal years ended May 31.

(8) Moisture and ash free ("MAF").

(9) In February 1999 a decision was made to shut down No. 3 Mine. All of No. 3 Mine reserves were re-assigned to No. 7 Mine.

(10) Bessie Mine suspended operations in August 1988.

ITEM 3. LEGAL PROCEEDINGS

    See Item 1--Business on pages 2 through 10 and Notes 10 and 16 of "Notes to Consolidated Financial Statements" included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on October 19, 2000, the following proposals were submitted to the Stockholders:

    1.  The election of the following directors:

DIRECTOR                               FOR       WITHHELD    BROKER NON-VOTES
--------                            ----------   ---------   -----------------
D. N. Boyce.......................  41,600,856   1,145,090           0
P. Golkin.........................  41,594,997   1,150,949           0
S. C. Nuttall.....................  41,591,956   1,153,990           0
N. A. Springer....................  41,598,468   1,147,478           0
M. T. Tokarz......................  41,594,283   1,151,663           0
R. F. Amter.......................  41,599,080   1,146,866           0
H. L. Clark, Jr...................  41,598,663   1,147,283           0
J. L. Johnson.....................  41,600,010   1,145,936           0
W. W. Robinson....................  41,599,208   1,146,738           0

    2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the fiscal year ending May 31, 2001: For, 42,683,590; Against, 46,699; Abstain, 15,657; and
       Broker Non-Votes, 0.

    3. A stockholder proposal to liquidate the Company: For, 8,592,248; Against, 31,311,604; Abstain, 50,864; and Broker Non-Votes, 2,791,230.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

NAME                                          AGE                            OFFICE
----                                        --------   ---------------------------------------------------
Don DeFosset..............................     52      President, Chief Executive Officer

William F. Ohrt...........................     52      Executive Vice President, Chief Financial Officer

Ralph E. Fifield..........................     55      Executive Vice President-General Manager,
                                                         Manufacturing

Anthony L. Hines..........................     59      Senior Vice President, Operations

Charles E. Cauthen........................     42      Senior Vice President, Controller

Frank A. Hult.............................     49      Senior Vice President, Strategic Planning

Edward A. Porter..........................     54      Senior Vice President, General Counsel and
                                                       Secretary

Joseph J. Troy............................     37      Senior Vice President, Treasurer

Kimberly A. Perez.........................     33      Vice President, Corporate Accounting

George R. Richmond........................     50      President and Chief Operating Officer of Jim Walter
                                                         Resources

Gerard M. Sweeney.........................     38      President and Chief Executive Officer of AIMCOR

Michael Roberts...........................     53      Jim Walter Homes Executive Vice President and Chief
                                                         Operating Officer

    DON DEFOSSET was appointed President and Chief Executive Officer on November 2, 2000 and elected a Director on November 6, 2000. Prior thereto, he served as Executive Vice President and Chief Operating Officer of Dura Automotive Systems, Inc. since 1999. From 1996 to 1999, he was Executive Vice President and President--Truck Group of Navistar International Transportation Corporation. From 1993 to 1996, he was President--Safety Restraint Systems division of AlliedSignal, Inc. He is also a Director of Terex Corporation.

    WILLIAM F. OHRT was appointed Executive Vice President and Chief Financial Officer of the Company in January 2001. Prior thereto, he was Vice President, Chief Financial Officer and Assistant Secretary of Dura Automotive
Systems, Inc. since December 1999. From April 1998 to December 1999, he was Vice President and Chief Financial Officer--Truck Group of Navistar International Transportation Corporation. From May 1997 to April 1998, he was Vice President-Finance of ITT Automotive Electrical Systems. From February 1979 to May 1997, he held various financial positions within AlliedSignal, Inc., culminating with the position of Vice President-Finance of AlliedSignal Turbocharging Systems (December 1995 to May 1997).

    RALPH E. FIFIELD was appointed Executive Vice President, General Manager--Manufacturing of the Company in June 2000. Mr. Fifield, was named President and Chief Operating Officer of U.S. Pipe in July 1997. Previously, he was President of United States Steel/Kobe Steel Company (1994-1997).

    ANTHONY L. HINES was appointed Senior Vice President, Operations of the Company in January 2001. Previously, he was a member of the faculty of the University of Iowa from January 2000 to December 2000. He was employed by Navistar International Transportation Corporation as Group Vice President (December 1998 to December 1999) and Vice President of Truck Manufacturing (December 1997 to December 1998). From 1995 to 1997, he was Senior Vice President of Honda of America Manufacturing, Inc.

    CHARLES E. CAUTHEN was appointed Senior Vice President and Controller in November 2000. Prior thereto, he was Senior Vice President and Chief Financial Officer--Consumer Products Group, Bank of America, from October 1999 to November 2000. From October 1997 to October 1999, he was Senior Vice President and Chief Financial Officer--Consumer Finance Group, Bank of America. From October 1992 to October 1997, he was Director--Strategic Planning and Corporate Development, Barnett Banks, Inc.

    FRANK A. HULT was appointed Senior Vice President, Strategic Planning in August 2000. Previously, he had been Vice President, Controller and the Chief Accounting Officer of the Company since 1995.

    EDWARD A. PORTER was appointed Senior Vice President, General Counsel and Secretary of the Company in September 2000. Since January 1996, he was Vice President-General Counsel and Secretary.

    JOSEPH J. TROY was appointed Senior Vice President and Treasurer of the Company in November 2000. Prior thereto, he was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000. From March 1998 through February 2000, he was Vice President and Treasurer of the Company. Previously, he was employed by NationsBank as Senior Vice President-Corporate Finance (1993-1998).

    KIMBERLY A. PEREZ was appointed Vice President, Corporate Accounting in
May 2000. Previously, she was Assistant Controller-Director of Accounting and Strategic Planning (1997-2000). Prior to joining the Company, she led the internal audit group at Tropicana Products, Inc (1997). Prior thereto, she was an Audit Manager for the Tampa office of PricewaterhouseCoopers LLP (1989-1997).

    GEORGE R. RICHMOND was appointed President and Chief Operating Officer of Jim Walter Resources in June 1997. Previously, he served as Senior Vice President of Operations (since 1993) of Jim Walter Resources.

    GERARD M. SWEENEY was appointed President and Chief Executive Officer of AIMCOR in July 2000. Previously, he was President of AIMCOR's Carbon Group (June 2000), Vice President and General Manager of the Carbon Specialties Group (January 1998 to June 2000), Director and General Manager of the Calcined Specialties Group (January 1996 to January 1998).

    MICHAEL ROBERTS was appointed Executive Vice President and Chief Operating Officer of Jim Walter Homes, In February 2001. From September 2000 to
February 2001 he served as an Executive Vice President. Previously, he was Senior Vice President of Field Operations with Jim Walter Homes (April 1998 to September 2000), Senior Vice President of Construction-Jim Walter Homes (August 1992 to April 1998), and Vice President of Construction since 1982.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock (the "Common Stock") has been listed on the New York Stock Exchange under the trading symbol "WLT" since December 18, 1997. Previously, the Common Stock had been listed on the Nasdaq National Market ("WLTR") since October 11, 1995. The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Common Stock.

                                                                TRANSITION PERIOD
                                                                      ENDED
                                                                DECEMBER 31, 2000
                                                               -------------------
                                                                 HIGH       LOW
                                                               --------   --------
3 months ended August 31, 2000..............................    $12.43     $7.54
4 months ended December 31, 2000............................      8.97      6.06

                                                         YEARS ENDED MAY 31,
                                              -----------------------------------------
                                                     2000                  1999
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
1st Fiscal Quarter..........................   $13.56     $11.19     $19.19     $14.13
2nd Fiscal Quarter..........................    13.50      10.63      14.94      10.81
3rd Fiscal Quarter..........................    11.00       7.38      16.13      12.25
4th Fiscal Quarter..........................    10.81       7.50      13.56      10.38

    During the transition period ended December 31, 2000, the Company declared and paid two quarterly dividends in the amount of $.03 each per outstanding share. During fiscal 2000, three quarterly dividends of $.03 per outstanding share were declared and paid. Prior to fiscal 2000, the Registrant had never paid cash dividends on the Common Stock. Covenants contained in certain of the debt instruments referred to in Note 11 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends.

    During fiscal 1999, the Company's Board of Directors authorized the repurchase of four million shares of the Common Stock. During Fiscal 2000, the Company's Board of Directors authorized up to $50.0 million in additional repurchases of the Common Stock. As of December 31, 2000, the Company had repurchased 9,296,592 shares under these programs at a cost of approximately $116.1 million.

    As of March 5, 2001, there were 4,307 shareholders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1996 through 2000 and the transition period ended December 31, 2000, has been derived from annual consolidated financial statements, including the consolidated balance and the related consolidated statements of operations, changes in stockholders' equity and cash flows and the notes thereto. All of the information presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and the other information contained elsewhere in this report.

                                                    TRANSITION
                                                   PERIOD ENDED                        YEARS ENDED MAY 31,
                                                   DECEMBER 31,   --------------------------------------------------------------
                                                       2000          2000         1999         1998         1997         1996
                                                   ------------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales and revenues...........................   $1,184,481    $1,909,537   $1,914,143   $1,837,200   $1,507,061   $1,485,635
Income (loss) before extraordinary item..........        3,003      (104,689)      35,598       58,904       37,117      (79,292)
Net income (loss)................................        3,003      (104,689)      35,598       56,241       37,117      (84,696)
Basic income (loss) per share:
  Income (loss) before extraordinary item........          .06         (2.15)         .69         1.09          .68        (1.56)
  Net income (loss)..............................          .06         (2.15)         .69         1.04          .68        (1.66)
Number of shares used in calculation of basic
  income (loss) per share........................       46,389        48,744       51,628       53,846       54,922       50,989
Diluted income (loss) per share:
  Income (loss) before extraordinary item........          .06         (2.15)         .69         1.08          .67        (1.56)
  Net income (loss)..............................          .06         (2.15)         .69         1.03          .67        (1.66)
Number of shares used in calculation of diluted
  income (loss) per share........................       46,454        48,744       51,745       54,383       55,064       50,989
Gross capital expenditures.......................       49,555        81,995       83,057      107,553      101,755       83,523
Net property, plant and equipment................      480,361       474,189      640,533      672,348      568,176      541,534
Total assets.....................................    3,098,314     3,207,888    3,362,026    3,562,670    3,027,385    3,091,377
Senior debt:
Mortgage-backed/asset-backed notes...............    1,769,833     1,783,712    1,758,151    1,886,167    1,752,125    1,791,946
Other senior debt................................      411,500       495,400      555,200      595,250      313,450      419,350
Quarterly cash dividend per common share.........          .03           .03           --           --           --           --

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

RESULTS OF OPERATIONS

SEVEN MONTHS ENDED DECEMBER 31, 2000 AND 1999

    Net sales and revenues for the seven months ended December 31, 2000 were $1.184 billion, an increase of $91.6 million, or 8.4%, above the comparable seven-month period in 1999. The increase was primarily attributable to strong volume growth in the Industrial Products, Energy Services and Natural Resources segments, offset by lower period-over-period coal prices and a decline in time charges (revenues received from Mid-State's instalment note portfolio).

    Cost of sales, exclusive of depreciation, of $854.9 million was 81.4% of net sales in the 2000 period versus $754.7 million and 79.3% of net sales in the comparable period of 1999. The increase in cost of sales was principally the result of higher volumes and higher energy costs. The increase in cost of sales as a percent of net sales reflects lower gross profit margins realized on coal sales due to declining coal prices, despite significant productivity improvements in mining operations. This increase was partially offset by cost reductions and productivity improvements in other business segments, lower lumber and materials cost for homebuilding and higher gross profit margins in the Energy Services segment.

    Depreciation for the seven-month transition period in 2000 was $38.4 million, a decrease of $7.0 million from the same period in 1999. This decrease was primarily attributable to lower depreciation expense resulting from the $166.7 million pretax asset impairment charge to the Company's coal mining assets taken in May 2000.

    Selling, general and administrative expenses of $113.1 million were 9.6% of net sales and revenues in the 2000 period, compared to $111.7 million and 10.2% in 1999. The increase in expenses was due to higher selling expenses from increased sales volumes, increased expenditures associated with upgrading information technology and increased professional fees, partially offset by lower expenses from cost reduction programs.

    Interest and amortization of debt expense was $112.2 million in the 2000 transition period versus $108.1 million in the comparable 1999 period. The average rate of interest in the 2000 period was 8.0% as compared to 7.5% in 1999. The average prime rate of interest was 9.5% and 8.2% in the 2000 and 1999 periods, respectively. Higher interest expense from higher interest rates and increased borrowings in the non-recourse mortgage-backed/asset backed notes was partially offset by lower other senior debt borrowings.

    Restructuring and impairment charges were $23.0 million in the 2000 transition period compared to a $3.5 million credit in the comparable 1999 period. Restructuring charges in the 2000 transition period included:
(1) $10.2 million of severance charges for executives and other corporate personnel, (2) $6.2 million attributable to the restructuring of AIMCOR's European operations, including the closure of AIMCOR's Luxembourg office and reductions in personnel at AIMCOR's headquarters and (3) $5.5 million for the closure of an underperforming Sloss slag fiber manufacturing plant in Alexandria, Indiana. The credit in 1999 was for the reversal of Mine No. 3 shutdown costs previously recorded in the fiscal quarter ended February 28, 1999.

    The Company's effective tax rate in the 2000 and 1999 periods differed from the statutory tax rate primarily due to amortization of goodwill, which is not deductible for tax purposes (excluding amounts related to the AIMCOR acquisition), and nonconventional fuel tax credits (in the 2000 transition period).

    Net income for the seven months ended December 31, 2000 was $3.0 million compared to $20.9 million in the comparable 1999 period. The Company's diluted earnings per share in the 2000 period was $.06 compared to $.42 in the 1999 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

SEGMENT ANALYSIS

    Homebuilding and Financing net sales and revenues were $274.4 million in the 2000 transition period, a decrease of $10.5 million, or 3.7%, from the 1999 seven-month period. This decrease reflects a $11.4 million decline in time charge income from $131.0 million in the 1999 period, to $119.6 million in the 2000 transition period. The decrease in time charges resulted from a reduction in payoffs received in advance of maturity and a reduction in the total number of instalment note accounts, partially offset by an increase in the average balance per account in the portfolio. Partially offsetting this decline, net sales and revenues increased due to an increase in average net selling price per home sold, from $54,700 in the 1999 period to $57,900 in 2000. This price increase was itself offset by a decrease in the number of homes sold, from 2,613 units in the 1999 period to 2,488 units in 2000. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by JWH, as well as from price increases instituted in the prior year. Operating income (net of interest expense associated with Mid-State's mortgage-backed notes) was $20.1 million in the 2000 transition period, $3.1 million below the prior year period, reflecting $1.0 million of restructuring charges, $2.7 million of higher interest expense due to higher interest rates and increased borrowings, and the previously mentioned decline in time charges. These declines were partially offset by a 4% decline in raw material costs (primarily lumber), other cost reductions and productivity improvements, and $2.3 million of lower goodwill amortization in the 2000 period compared to 1999.

    Industrial Products net sales and revenues were $514.7 million, up
$39.5 million, or 8.3%, above the same period in 1999. Strong volume growth and modestly higher average selling prices at U.S. Pipe principally drove the increase. Total ductile iron pipe shipments in the seven-month 2000 period were up approximately 8% from the same period in 1999. Average selling prices at U.S. Pipe were up approximately 2.4%, with a slightly more favorable product mix. Sales were also up at JW Aluminum on a 2% increase in pounds shipped and higher aluminum prices. Sales at Sloss are being significantly impacted by weakness in demand for furnace coke by the domestic steel industry, which is being affected by low capacity utilization and competition from foreign steel makers. Operating income of $41.8 million for the Industrial Products segment was down by $6.6 million from last year's seven-month period. These results reflect the $5.5 million of restructuring charges for the closure of Sloss' Alexandria, Indiana slag fiber manufacturing plant, a $1.3 million operating loss incurred at this plant prior to its closure, the weak market for furnace coke at Sloss and higher natural gas and other energy costs. These items and other increases in labor and material costs were partially offset by the higher volumes and prices discussed above and reductions in other operating costs and productivity improvements.

    Energy Services net sales and revenues increased $48.5 million, or 28.2%, to $220.9 million for the seven months ended December 31, 2000 as compared to $172.4 million in the prior seven-month period. This increase in sales was driven by higher trading/commodity prices for petroleum coke, and a change in mix toward more calcined coke, on 8% lower trading volumes. Operating income for the seven month period of 2000 was $14.4 million, $0.7 million lower than in the comparable prior year period. Operating income for the current period was reduced by the $6.2 million restructuring charge associated with the restructuring of AIMCOR's European operations and headquarters' personnel reductions. The offsetting improvement in other operating income resulted from overall strong energy market demand and an improved product mix. Several significant supplier contracts with refiners are expiring in 2001 and have not been renewed. AIMCOR has replaced these supplier contracts with other refineries and will meet its petcoke demand for 2001. However, these new contracts are priced such that AIMCOR expects margins on these volumes to decline in the upcoming year. AIMCOR is actively pursuing additional marketing and refinery outsourcing contract opportunities to partially offset this impact for 2001 and beyond.

    Natural Resources net sales and revenues rose by $12.7 million, or 8.0%, from the prior year period to $170.6 million. This increase reflects 33% higher coal shipments, representing 1.2 million tons, in the 2000 period, as significant amounts of coal were sold out of existing inventories. These higher volumes of coal sales are not anticipated to recur, as inventories have been reduced to more normal levels. This higher level of shipments was offset by 28% lower average coal selling prices in the 2000 transition period, reflecting overall coal market conditions as well as 1.6 million tons of coal sold to Alabama Power at more favorable contract rates in the prior period. Comparing the seven month periods of 2000 and 1999, a total of 4.9 million tons of coal was sold at an average selling price per ton of $27.81 in 2000, compared with
3.7 million tons at $38.46 in 1999. Natural Resources also benefited from increases in methane gas sales volumes and price during the later portion of the 2000 period. Methane gas sales volumes were 5.8 billion cubic feet in the 2000 period versus 5.1 billion cubic feet in 1999. The average selling price per thousand cubic feet was $4.55 in the 2000 period versus $2.39 in 1999. Both periods included a monthly reservation fee of $0.7 million. The segment's operating loss for the seven months of 2000 was $14.4 million, compared to $5.9 million in the 1999 period. The operating loss for 1999 included a $3.5 million credit for the reversal of mine shutdown costs originally recorded in a prior fiscal period (year ended May 31, 1999). The 2000 transition period reflected a $6.6 million reduction in period-over-period depreciation expense primarily reflecting mining's asset impairment charge recorded in May 2000. In addition to the impact of changes in coal and gas prices and volumes, the 2000 period also benefited from a 14% reduction in average production costs, generating cost savings of approximately $14 million.

YEARS ENDED MAY 31, 2000 AND 1999

    Net sales and revenues for the year ended May 31, 2000 were $4.6 million, or 0.2% below the prior year period. The decrease was primarily attributable to lower market prices for products sold by the Energy Services segment and lower shipments and selling prices for coal, partially offset by increases in the Industrial Products and Homebuilding and Financing segments. In addition, prior year results included revenues of $18.8 million from JW Window Components, Inc. ("JWWC") which was sold in the fiscal 1999 second quarter. Fiscal 2000 revenues includes a $2.4 million non-taxable gain from an executive life insurance policy.

    Cost of sales, exclusive of depreciation, of $1.327 billion was 79.9% of net sales in the 2000 period versus $1.318 billion and 80.1% of net sales in 1999. The improvement principally resulted from higher gross profit margins realized on pipe products, petroleum coke products, chemicals and aluminum foil and sheet products, partially offset by lower gross profit margins realized on coal.

    Selling, general and administrative expenses of $216.1 million were 11.3% of net sales and revenues in the 2000 period compared to $178.1 million and 9.3% in 1999. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. ("Dream") in October 1998 and CHI in February 1999, expenditures associated with upgrading information technology capabilities, addressing Year 2000 issues, and outside consultants who were assisting the Company in identifying cost reduction opportunities.

    Interest and amortization of debt expense was $186.6 million in the 2000 period versus $185.1 million in 1999. The average rate of interest in the 2000 period was 7.8% as compared to 7.6% in 1999. The average prime rate of interest was 8.5% and 8% in the 2000 and 1999 periods, respectively.

    Restructuring and impairment charges were $164.4 million in the 2000 period versus $27.5 million in 1999. In fiscal 2000, following the Company's unsuccessful efforts to dispose of its mining operations and the continued decline in the market price for coal, the Company recognized a $166.7 million non-cash pre-tax asset impairment charge related to two of JWR's three remaining coal mines, a $7.3 million pre-tax reversal of Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter, and a $5.0 million pre-tax severance charge. Prior year results included a $27.5 million pre-tax charge to shutdown Mine No. 3.

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

    Net income (loss) in the 2000 period was $(104.7) million compared to $35.6 million in 1999. Fiscal 2000 results included the $166.7 million non-cash pre-tax ($108.3 million after-tax) asset impairment charge and recognition of the fiscal 2000 first quarter loss incurred by JWR of $3.0 million pre-tax ($1.6 million after-tax) which had been deferred pending its disposition. Prior year results included an after-tax gain of $4.9 million from the sale of JWWC. The Company's diluted earnings (loss) per share in the 2000 period was ($2.15) compared to $.69 in the 1999 period. The fiscal 2000 and 1999 results reflect all of the factors discussed in the following segment analysis.

SEGMENT ANALYSIS

    Homebuilding and Financing sales and revenues were $24.4 million, or 5.3%, above the prior year period. The increase reflects an increase in the number of homes sold, from 3,737 units in the 1999 period to 4,396 units in 2000, combined with a higher average net selling price per home sold, from $52,000 in the 1999 period to $55,800 in 2000, partially offset by lower time charges (revenues received from Mid-State's instalment note portfolio) from $246.4 million in 1999 to $222.5 million in 2000. The increase in unit sales principally resulted from a full year contribution from Dream and CHI. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by JWH as well as from price increases instituted to compensate for higher building materials and labor costs. The decrease in time charges resulted from a reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $41.9 million (net of interest expense) was $26.2 million below the prior year period, reflecting the lower time charges and a decline in homebuilding gross profit margins due to increases in building materials and labor costs in excess of price increases realized and higher general and administrative expenses, partially offset by the increase in units sold and the average net selling price, lower interest expense in the 2000 period ($142.4 million) as compared to the prior year period ($144.2 million), and lower goodwill amortization in the 2000 period ($19.7 million) compared to 1999 ($23.3 million).

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

    Natural Resources sales and revenues decreased $57.7 million, or 19.5%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of
5.9 million tons of coal was sold at an average selling price per ton of $35.02 compared with 6.5 million tons at $41.80 in 1999. The decrease in shipments principally reflects lower production levels due to the shutdown of Mine No. 3 in fiscal 1999. Methane gas sales volumes were 9.0 billion cubic feet in the 2000 period versus 9.3 billion cubic feet in 1999. The average selling price per thousand cubic feet was $3.44 in the 2000 period versus $2.91 in 1999. Both periods included a monthly reservation fee of $0.7 million. The segment's operating loss was $182.4 million in the 2000 period which included the $166.7 million pre-tax impairment charge related to assets of two of the segment's three remaining coal mines, partially offset by the reversal of $7.3 million in Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter. The segment incurred an operating loss of $37.1 million in the 1999 period which included the $27.5 million charge for Mine No. 3 shutdown costs.

YEARS ENDED MAY 31, 1999 AND 1998

    Net sales and revenues for the year ended May 31, 1999 increased
$76.9 million, or 4.2%, over the prior year. The increase was attributable to improved performances from all operating segments, particularly the Energy Services Group reflecting a full year contribution from AIMCOR versus eight months in the previous year, slightly offset by the disposition of JWWC during fiscal 1999. See Note 2 of "Notes to Consolidated Financial Statements" regarding the acquisition of AIMCOR and disposition of JWWC.

    Cost of sales, exclusive of depreciation, of $1.318 billion was 80.1% of net sales versus $1.241 billion and 79.1% of net sales in 1998. The percentage improvement principally reflected higher gross profit margins on pipe products, aluminum foil and sheet products, foundry coke and chemicals.

    Selling, general and administrative expenses of $178.1 million were 9.3% of net sales and revenues versus $165.9 million and 9.0% last year.

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

SEGMENT ANALYSIS

    Homebuilding and Financing sales and revenues increased $11.8 million, or 2.6%, over the prior year. The increase reflects a higher average net selling price, from $48,700 in 1998 to $52,000 in 1999, an increase in the number of units sold, from 3,702 units in 1998 to 3,737 units in 1999, and greater time charges (revenues received from Mid-State's instalment note portfolio), from $242.9 million in 1998 to $246.4 million in 1999. The higher average selling price primarily resulted from price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by JWH. The increase in time charges resulted from increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $68.1 million (net of interest expense) was $7.4 million greater than the prior year, reflecting the increases in the average net selling price and number of homes sold, higher time charge income, lower interest expense in 1999
($144.2 million) compared to the prior year ($154.6 million) and lower goodwill amortization in 1999 ($23.3 million) compared to 1998 ($23.9 million).

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

    Energy Services sales and revenues increased $75.3 million, or 26.3%, over the prior year's eight month contribution (see Note 2 of "Notes to Consolidated Financial Statements"). Operating income of $24.9 million exceeded the prior year by $3.9 million. Sales and earnings in 1999, however, were adversely impacted by a decline in U.S. and European steel production which affected pricing and demand for petroleum coke and specialty metal products, as well as from higher bulk handling costs at the Texas Gulf Coast terminals and services operations principally caused by equipment problems following intense tropical storm activity in that region during the fiscal second quarter.

    Natural Resources sales and revenues decreased $57.8 million, or 16.3%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of
6.5 million tons of coal was sold at an average selling price per ton of $41.80 compared with 7.6 million tons at $42.95 in 1998. The decrease in shipments principally reflects lower production levels. Methane gas sales volumes were
9.3 billion cubic feet in the 1999 period versus 8.6 billion cubic feet in 1998. The average selling price per thousand cubic feet was $2.91 in the 1999 period versus $3.57 in 1998. Both periods included a monthly reservation fee of $0.7 million. The segment's operating loss was $37.1 million in the 1999 period included $27.5 million in Mine No. 3 shutdown costs recorded in the fiscal 1999 third quarter. The segment recognized operating income of $33.8 million in 1998.

YEARS ENDED MAY 31, 1998 AND 1997

    Net sales and revenues for the year ended May 31, 1998 were $330.1 million above the prior year, representing a 21.9% increase of which 19.0% was attributable to the acquisition of AIMCOR. In addition to the contribution from AIMCOR, the increase was the result of improved performances from all other operating groups.

    Cost of sales, exclusive of depreciation, of $1.241 billion was 79.1% of net sales in 1998 versus $980.2 million and 78.4% in 1997. The percentage increase reflected lower gross profit margins realized on pipe products, coal, methane gas, aluminum products, furnace and foundry coke, slag fiber, chemicals and window components, partially offset by improved margins on home sales.

    Selling, general and administrative expenses of $165.9 million were 9.0% of net sales and revenues in 1998 versus $144.7 million and 9.6% in 1997.

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

    In conjunction with the closing of the AIMCOR acquisition, on October 15, 1997, the Company completed a financing with Bank of America, successor of NationsBank National Association, whereby Bank of America and other lenders provided credit facilities totaling $800 million (the "Credit Facilities"). The Credit Facilities were used to (a) finance the acquisition of AIMCOR, (b) repay existing debt outstanding, (c) pay transaction costs and (d) provide ongoing working capital. The Company recorded an extraordinary loss of $4.1 million ($2.7 million net of income tax benefit) consisting of a write-off of unamortized debt expense related to the early repayment of the existing debt outstanding.

    Net income for the year ended May 31, 1998 was $56.2 million compared to net income of $37.1 million in 1997, reflecting all of the previously mentioned factors as well as the income contribution from the Energy Services Group and lower provision for possible losses and postretirement benefits in 1998.

SEGMENT ANALYSIS

    Homebuilding and Financing sales and revenues were $8.7 million, or 2.0%, greater than the prior year. This performance reflects a 2.5% increase in the average net selling price, from $47,500 in 1997 to $48,700 in 1998, which was more than offset by a 5.1% decrease in the number of units sold, from 3,900 units in 1997 to 3,702 units in 1998. The higher average selling price is primarily attributable to price increases instituted during the year to compensate for higher building materials and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Time charges (revenues received from Mid-State Homes' instalment note portfolio) increased from $231.4 million in 1997 to $242.9 million in 1998. This increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $96.4 million (net of interest expense) was $14.7 million greater than the prior year, reflecting the higher time charges, the increase in the average net selling price per home sold, an improved homebuilding gross profit margin and lower goodwill amortization in 1998
($23.9 million) versus 1997 ($28.5 million), partially offset by the decrease in the number of homes sold and an increase in interest expense in 1998
($154.6 million) as compared to the prior year ($152.1 million).

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

    Natural Resources sales and revenues were $17.2 million, or 5.0%, greater than the prior year. The increase resulted from increased coal shipments due to higher production levels, coupled with greater methane gas sales volumes, partially offset by reduced selling prices for both coal and methane gas. A total of 7.6 million tons of coal was sold at an average selling price per ton of $42.95 in 1998 compared with 7.0 million tons at $44.49 in 1997. The tonnage increase was the result of greater shipments to Alabama Power and certain export customers. The decrease in the average selling price was primarily the result of lower price realizations on coal sold to the worldwide metallurgical market. Methane gas sales volumes were 8.6 billion cubic feet in 1998 versus
7.6 billion cubic feet in 1997. The average selling price per thousand cubic feet was $3.57 in 1998 versus $3.75 in 1997. Both years included a monthly reservation fee of $0.7 million. The Group's operating income of $38.4 million exceeded the prior year by $10.8 million. This performance was the result of higher coal shipments and methane gas sales volumes combined with increased coal productivity which contributed to lower production costs ($36.28 per ton in 1998 versus $36.73 in 1997), partially offset by the reduced coal and methane gas selling prices. Cost per ton of coal produced in the fourth quarter of fiscal 1998 was adversely affected by a geological fault encountered in one of the two longwall sections of Blue Creek Mine No. 3 ("Mine No. 3"). The mine's production schedule was realigned to single longwall production which lowered its coal output during the fourth quarter and was expected to reduce production during fiscal 1999. Fiscal 1998 results also included a $8.0 million credit from settlement of insurance claims. Prior year results included a $10.0 million settlement of a legal claim related to a theft of coal inventory at the Port of

Mobile, Alabama, partially offset by a $6.2 million charge relating to a reduction in Jim Walter Resources' salaried workforce under a voluntary early retirement program. In addition, from December 1995 through March 1997, Mine No. 5 was in development. While in development, the mine's costs of $40.7 million were capitalized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were approximately $11.5 million at December 31, 2000. Cash flow from operating activities for the seven months ended
December 31, 2000, together with issuances of borrowings under the mortgage-backed notes, borrowings under the Credit Facilities and the use of available cash balances, were primarily used for retirement of long-term senior debt, capital expenditures and to purchase shares of treasury stock.

    Cash flow from operating activities for the seven months ended December 31, 2000, were $144.5 million, principally reflecting net income for the period, non-cash charges for depreciation and amortization and a decrease in working capital. The decrease in working capital reflected reduced inventories, primarily a reduction in coal inventories, and lower short-term investments. This decrease in restricted short-term investments represents excess funds released from their restrictions and used to pay down mortgage-backed note borrowings.

    Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations.

    Capital expenditures totaled $49.6 million, $82.0 million and $83.0 million in the seven month transition period ended December 31, 2000 and in the fiscal years ended May 31, 2000 and 1999, respectively. These capital expenditures reflect the Company's ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at December 31, 2000 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2001 will approximate
$90 million. Actual expenditures in 2001 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

    In the seven months ended December 31, 2000, the Company repurchased
$12.1 million of its Common Stock. During the fiscal year ended May 31, 1999, the Company's Board of Directors authorized the repurchase of four million shares of the Company's common stock. During the fiscal year ended May 31, 2000, the Company's Board of Directors authorized up to $50.0 million in additional repurchases of the Company's common stock. At December 31, 2000, the Company had approximately $9.2 million remaining under its current repurchase authorization.

    During the transition period, the Board of Directors announced and paid to shareholders of record on July 17, 2000 and October 17, 2000, a dividend of $.03 per share on each of these dates. The dividends during the transition period aggregated approximately $2.8 million. Additionally, the Board announced a $.04 per share dividend payable March 15, 2001 to shareholders of record on February 15, 2001. The $.04 per share dividend reflects a one-time, non-recurring adjustment to the Company's regular dividend rate of $.03 per share because of a one-time dividend reporting period of four months due to the change in fiscal year end.

    During the seven month transition period ended December 31, 2000, total debt decreased by $97.8 million. During this transition period, net borrowings under the mortgage-backed notes totaled $112.0 million, while scheduled payments amounted to $125.9 million. Other senior debt decreased by $83.9 million. For descriptions of, and additional information about, the Company's debt, see
Note 11 of "Notes to Consolidated Financial Statements."

    Borrowings outstanding under the Credit Facilities totaled $410.0 million at December 31, 2000. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. There were $40.8 million face amount of letters of credit outstanding thereunder as of December 31, 2000. There was $197.4 million available under the Revolving Credit Facility at December 31, 2000.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the Credit Facilities) is required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of at least 2.50-to-1 and (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of not more than 3.75-to-1. The Company was in compliance with these and other covenants at December 31, 2000.

    At December 31, 2000, the mortgage-backed notes included five issuances of publicly issued debt, providing permanent financing for instalment notes receivable purchased by Mid-State, and a warehouse facility (the "Trust V Variable Funding Loan Agreement"), providing temporary financing to Mid-State for its current purchases of instalment notes from JWH. The Trust V Variable Funding Loan Agreement covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at December 31, 2000. This agreement originally expired September 27, 2000, but through subsequent renewals was ultimately extended to February 5, 2001. On this date it was replaced by a similar facility, the Trust IX Variable Funding Loan Agreement, that was extended on terms substantially similar to those of the Trust V Variable Funding Loan Agreement, as more fully described in Note 11 of "Notes to Consolidated Financial Statements."

    The Company believes that the Mid-State Trust IX Variable Funding Loan Agreement will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by JWH. It is anticipated that one or more permanent financings similar to the previous Mid-State asset-backed financings will be required over the next several years to repay borrowings under the Trust IX Variable Funding Loan Agreement. The Company believes that, under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all planned capital expenditures and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company and to repurchase the amount of the Company's Common Stock remaining under the current authorization.

MARKET RISK

    The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Trust IX Variable Funding Loan Agreement, and any future financing requirements.

    The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings and (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at December 31, 2000. While the Company cannot predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

    The Company is at risk on its portfolio of instalment notes receivable. The Company's instalment notes receivables are fixed rate and have terms ranging from 12 to 30 years. The Company manages its risk by periodically securitizing its instalment notes into asset-backed trust agreements funded by fixed rate debt. Therefore, the Company's asset/liability management requires a high degree of analysis and estimation.

    In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisitions of raw materials and the purchase and sale of natural gas. The Company may occasionally utilize derivative financial instruments to manage certain of these exposures where it considers it practical to do so. There were no such instruments outstanding at December 31, 2000. However, in the first quarter of 2001, the Company entered into a swap to hedge anticipated sales of natural gas equaling approximately 40% of estimated 2001 production at prices ranging from $5.25 to $6.00 per mmbtu.

    The Company is also subject to a limited amount of foreign currency risk, but does not currently engage in any significant foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than the U.S. dollar.

EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union commenced conversion from their existing sovereign currencies ("legacy currencies") to a new, single currency called the Euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the Euro were established and the Euro became the common legal currency of the participating countries January 1, 2000. The Euro is trading on currency exchanges and is available for non-cash transactions. The participants are issuing sovereign debt exclusively in Euro and are redenominating outstanding sovereign debt. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of Euro until January 1, 2002. At that time, countries will issue new Euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002, completing the Euro conversion on this date. Since January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, is being exercised by the new European Central Bank.

    The Company has established a plan to address issues raised by the Euro conversion. These issues, which are applicable to the operations of AIMCOR, include but are not limited to: the competitive impact created by cross-border price transparency, the need for the Company and its business partners to adapt IT and non-IT systems to accommodate Euro-denominated transactions, and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations. As part of Phase I, the core IT system has been modified for Euro Currency compliance. The Company's European locations are currently processing Euro-compliant transactions. Phase II of the Euro Currency project focuses on the conversion effect to a Euro base currency. Phase II is scheduled to be complete by July 1, 2002. The project budget is approximately $482,000 of which approximately $162,000 has been spent.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued, in June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, in June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard and has complied with the portions of the statement in effect at December 31, 2000.

    The FASB has issued a Revised Exposure Draft, "Business Combinations and Intangible Assets--Accounting for Goodwill," that, if adopted in its present form, would require a nonamortization approach to account for purchased goodwill. Under that approach, goodwill would not be amortized to earnings, but instead would be reviewed for impairment and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The Company estimates that, if adopted in its present form, this proposal would eliminate goodwill amortization of approximately $28 million pre-tax
($25 million after taxes) on an annual basis.

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

                    UNAUDITED INTERIM FINANCIAL INFORMATION:
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      TRANSITION PERIOD
                                                            --------------------------------------
                                                            THREE MONTHS ENDED   FOUR MONTHS ENDED
                                                             AUGUST 31, 2000     DECEMBER 31, 2000
                                                            ------------------   -----------------
Net sales and revenues....................................       $513,782             $670,699
Gross Profit..............................................         80,841              114,614
Net income................................................              2                3,001
Diluted earnings per share................................              -                  .06

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
FISCAL YEAR 2000                                   AUGUST 31   NOVEMBER 30   FEBRUARY 29    MAY 31
----------------                                   ---------   -----------   -----------   --------
Net sales and revenues...........................  $459,810     $487,258       $452,716    $509,753
Gross profit.....................................    86,436       84,001         78,607      77,760
Net income (loss)................................    12,081        8,454          5,061    (130,285)
Diluted earnings (loss) per share................       .24          .17            .11       (2.67)

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
FISCAL YEAR 1999                                   AUGUST 31   NOVEMBER 30   FEBRUARY 28    MAY 31
----------------                                   ---------   -----------   -----------   --------
Net sales and revenues...........................  $493,134     $514,954       $416,430    $489,625
Gross Profit.....................................    73,236       83,159         65,233      97,657
Net income (loss)................................     9,037       19,735        (10,926)     17,752
Diluted earnings (loss) per share................       .17          .38           (.21)        .35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited financial information presented in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements and Schedules--See Index to Financial Statements on page F-1.
       (2) II--Valuation and Qualifiying Accounts.

    (b) Reports of Form 8-K--Report on Form 8-K filed with the Commission on November 17, 2000.

    (c) Exhibits--See Index to Exhibits on page E-1 through E-3.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WALTER INDUSTRIES, INC.

March 20, 2001                                     /s/ WILLIAM F. OHRT
                                                   --------------------------------
                                                   William F. Ohrt,
                                                   EXECUTIVE VICE PRESIDENT AND
                                                   PRINCIPAL FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2001                                     /s/ DONALD N. BOYCE *
                                                   --------------------------------
                                                   Donald N. Boyce,
                                                   CHAIRMAN

March 20, 2001                                     /s/ DON DEFOSSET *
                                                   --------------------------------
                                                   Don DeFosset, President and Chief
                                                   Executive Officer

March 20, 2001                                     /s/ ROBERT F. AMTER *
                                                   --------------------------------
                                                   Robert F. Amter, Director

March 20, 2001                                     /s/ HOWARD L. CLARK, JR. *
                                                   --------------------------------
                                                   Howard L. Clark, Jr., Director

March 20, 2001                                     /s/ PERRY GOLKIN *
                                                   --------------------------------
                                                   Perry Golkin, Director

March 20, 2001                                     /s/ JAMES L. JOHNSON *
                                                   --------------------------------
                                                   James L. Johnson, Director

March 20, 2001                                     /s/ SCOTT C. NUTTALL *
                                                   --------------------------------
                                                   Scott C. Nuttall, Director

March 20, 2001                                     /s/ WAYNE W. ROBINSON *
                                                   --------------------------------
                                                   Wayne W. Robinson, Director

March 20, 2001                                     /s/ NEIL A. SPRINGER *
                                                   --------------------------------
                                                   Neil A. Springer, Director

March 20, 2001                                     /s/ MICHAEL T. TOKARZ *
                                                   --------------------------------
                                                   Michael T. Tokarz, Director

March 20, 2001                                     /s/ WILLIAM F. OHRT
                                                   --------------------------------
                                                   William F. Ohrt, Executive Vice
                                                   President and Principal Financial
                                                   Officer

March 20, 2001                                     /s/ CHARLES E. CAUTHEN
                                                   --------------------------------
                                                   Charles E. Cauthen, Senior Vice
                                                   President, Controller and
                                                   Principal Accounting Officer

March 20, 2001                                     * By: /s/ CHARLES E. CAUTHEN
                                                   --------------------------------
                                                   Charles E. Cauthen,
                                                   Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

    Report of Independent Certified Public Accountants......          F-2

    Consolidated Balance Sheets--December 31, 2000, May 31,
      2000, and May 31, 1999................................          F-3

    Consolidated Statements of Operations for the Seven
      Months Ended December 31, 2000 and the Three Years
      Ended May 31, 2000....................................          F-4

    Consolidated Statements of Changes in Stockholders'
      Equity for the Seven Months Ended December 31, 2000
      and the Three Years Ended May 31, 2000................          F-5

    Consolidated Statements of Cash Flows for the Seven
      Months Ended December 31, 2000 and the Three Years
      Ended May 31, 2000....................................          F-6

    Notes to Consolidated Financial Statements..............  F-8 to F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Walter Industries, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at December 31, 2000, May 31, 2000 and May 31, 1999, and the results of their operations and their cash flows for the seven months ended December 31, 2000 and each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
January 31, 2001

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       DECEMBER 31, 2000   MAY 31, 2000   MAY 31, 1999
                                                       -----------------   ------------   ------------
                                                ASSETS

Cash and cash equivalents............................     $   11,513        $   27,281     $   40,841
Short-term investments, restricted...................        100,901           141,526        149,149
Marketable securities................................          1,980             1,524          4,803
Instalment notes receivable, net.....................      1,332,019         1,313,392      1,290,769
Receivables, net.....................................        239,620           249,363        236,869
Inventories..........................................        262,002           311,744        300,120
Prepaid expenses.....................................         13,079             8,902         19,326
Property, plant and equipment, net...................        480,361           474,189        640,533
Investments..........................................         13,226            12,814         12,354
Deferred income taxes................................        111,818           112,970         69,950
Unamortized debt expense.............................         42,432            45,279         50,623
Other long-term assets, net..........................         37,129            35,181         42,570
Goodwill, net........................................        452,234           473,723        504,119
                                                          ----------        ----------     ----------
                                                          $3,098,314        $3,207,888     $3,362,026
                                                          ==========        ==========     ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.....................................     $  171,949        $  175,674     $  159,425
Accrued expenses.....................................        118,644           124,942        135,959
Income taxes payable.................................         61,027            59,829         53,032
Debt
  Mortgage-backed/asset-backed notes.................      1,769,833         1,783,712      1,758,151
  Other senior debt..................................        411,500           495,400        555,200
Accrued interest.....................................         28,231            23,481         25,670
Accumulated postretirement benefits obligation.......        286,903           281,773        270,409
Other long-term liabilities..........................         54,679            56,170         61,261
Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,355,184; 55,315,184 and 55,304,184
      share..........................................            554               553            553
  Capital in excess of par value.....................      1,162,767         1,165,131      1,169,377
  Accumulated deficit................................       (850,591)         (853,594)      (748,905)
  Treasury stock--9,296,592; 8,033,567 and 4,992,292
    shares, at cost..................................       (116,113)         (104,032)       (72,078)
  Accumulated other comprehensive loss...............         (1,069)           (1,151)        (6,028)
                                                          ----------        ----------     ----------
Total stockholders' equity...........................        195,548           206,907        342,919
                                                          ----------        ----------     ----------
                                                          $3,098,314        $3,207,888     $3,362,026
                                                          ==========        ==========     ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              FOR THE SEVEN         FOR THE YEARS ENDED MAY 31,
                                              MONTHS ENDED      ------------------------------------
                                            DECEMBER 31, 2000      2000         1998         1999
                                            -----------------   ----------   ----------   ----------
Sales and revenues:
  Net sales...............................     $1,050,353       $1,661,947   $1,644,478   $1,567,996
  Time charges............................        119,576          222,502      246,440      242,858
  Miscellaneous...........................         14,552           25,088       23,225       26,346
                                               ----------       ----------   ----------   ----------
                                                1,184,481        1,909,537    1,914,143    1,837,200
                                               ----------       ----------   ----------   ----------
Cost and expenses:
  Cost of sales...........................        854,898        1,327,296    1,318,018    1,240,842
  Depreciation............................         38,446           79,607       85,263       78,751
  Selling, general and administrative.....        113,145          216,054      178,106      165,852
  Postretirement benefits.................         12,608           21,834       22,273       21,708
  Interest and amortization of debt
  expense.................................        112,211          186,635      185,100      193,736
  Amortization of goodwill and other
  intangibles.............................         21,772           37,664       41,372       38,605
  Restructuring and impairment charges....         23,016          164,366       27,485           --
  Loss on sale of subsidiary..............             --               --        4,907           --
                                               ----------       ----------   ----------   ----------
                                                1,176,096        2,033,456    1,862,524    1,739,494
                                               ----------       ----------   ----------   ----------
Income (loss) before income tax expense
  and extraordinary item..................          8,385         (123,919)      51,619       97,706
Income tax benefit (expense)..............         (5,382)          19,230      (16,021)     (38,802)
                                               ----------       ----------   ----------   ----------
Income (loss) before extraordinary item...          3,003         (104,689)      35,598       58,904
Extraordinary loss on early extinguishment
  of debt (net of income tax benefit of
  $1,434).................................             --               --           --       (2,663)
                                               ----------       ----------   ----------   ----------
Net income (loss).........................     $    3,003       $ (104,689)  $   35,598   $   56,241
                                               ==========       ==========   ==========   ==========
Basic net income (loss) per share:
  Income (loss) before extraordinary
  item....................................     $      .06       $    (2.15)  $      .69   $     1.09
  Extraordinary item......................             --               --           --         (.05)
                                               ----------       ----------   ----------   ----------
  Basic net income (loss) per share.......     $      .06       $    (2.15)  $      .69   $     1.04
                                               ==========       ==========   ==========   ==========
Diluted net income (loss) per share:
  Income (loss) before extraordinary
  item....................................     $      .06       $    (2.15)  $      .69   $     1.08
  Extraordinary item......................             --               --           --         (.05)
                                               ----------       ----------   ----------   ----------
  Diluted net income (loss) per share.....     $      .06       $    (2.15)  $      .69   $     1.03
                                               ==========       ==========   ==========   ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                  COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE    COMMON    CAPITAL IN   TREASURY
                                        TOTAL     INCOME (LOSS)     DEFICIT     INCOME (LOSS)    STOCK       EXCESS       STOCK
                                       --------   -------------   -----------   -------------   --------   ----------   ---------
Balance at May 31, 1997..............  $319,412                    $(840,744)      $(4,656)       $551     $1,164,261   $      --
Comprehensive income
  Net income.........................    56,241     $  56,241         56,241
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      adjustment.....................       (52)          (52)                         (52)
    Reduction in additional pension
      liability......................       534           534                          534
                                                    ---------
Comprehensive income.................               $  56,723
                                                    =========
Stock issued in lieu of qualified
  securities.........................     4,793                                                      2          4,791
Purchases of treasury stock..........   (21,841)                                                                          (21,841)
                                       --------                    ---------       -------        ----     ----------   ---------
Balance at May 31, 1998..............   359,087                     (784,503)       (4,174)        553      1,169,052     (21,841)
Comprehensive income
  Net income.........................    35,598     $  35,598         35,598
  Other comprehensive income, net of
    tax:
    Net unrealized losses in
      marketable securities..........       (66)          (66)                         (66)
    Foreign currency translation
      adjustment.....................      (289)         (289)                        (289)
    Excess of additional pension
      liability......................    (1,499)       (1,499)                      (1,499)
                                                    ---------
Comprehensive income.................               $  33,744
                                                    =========
Stock issued from option exercises...       325                                                                   325
Purchases of treasury stock..........   (50,237)                                                                          (50,237)
                                       --------                    ---------       -------        ----     ----------   ---------
Balance at May 31, 1999..............   342,919                     (748,905)       (6,028)        553      1,169,377     (72,078)
Comprehensive loss
  Net loss...........................  (104,689)    $(104,689)      (104,689)
  Other comprehensive income, net of
    tax:
    Net unrealized gains in
      marketable securities..........        10            10                           10
    Foreign currency translation
      adjustment.....................      (754)         (754)                        (754)
    Reduction in additional pension
      liability......................     5,621         5,621                        5,621
                                                    ---------
Comprehensive loss...................               $ (99,812)
                                                    =========
Stock issued from option exercises...       115                                                                   115
Dividends paid, $.03 per share.......    (4,361)                                                               (4,361)
Purchases of treasury stock, net of
  reissuances........................   (31,954)                                                                          (31,954)
                                       --------                    ---------       -------        ----     ----------   ---------
Balance at May 31, 2000..............   206,907                     (853,594)       (1,151)        553      1,165,131    (104,032)
Comprehensive income
  Net income.........................     3,003     $   3,003          3,003
  Other comprehensive income, net of
    tax:
    Net unrealized gains in
      marketable securities..........        56            56                           56
    Foreign currency translation
      adjustment.....................        26            26                           26
                                                    ---------
Comprehensive income.................               $   3,085
                                                    =========
Stock issued from option exercises...       426                                                      1            425
Dividends paid, $.03 per share.......    (2,789)                                                               (2,789)
Purchases of treasury stock..........   (12,081)                                                                          (12,081)
                                       --------                    ---------       -------        ----     ----------   ---------
Balance at December 31, 2000.........  $195,548                    $(850,591)      $(1,069)       $554     $1,162,767   $(116,113)
                                       ========                    =========       =======        ====     ==========   =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            FOR THE SEVEN           FOR THE YEARS ENDED MAY 31,
                                                            MONTHS ENDED      ----------------------------------------
                                                          DECEMBER 31, 2000       2000          1999          1998
                                                          -----------------   ------------   ----------   ------------
OPERATING ACTIVITIES
  Net income (loss).....................................     $    3,003       $   (104,689)  $   35,598   $     56,241
  Charges to income (loss) not affecting cash:
    Depreciation........................................         38,446             79,607       85,263         78,751
    Provision for deferred income taxes.................          1,152            (43,020)      13,016         30,257
    Accumulated postretirement benefits obligation......          5,130             11,364       12,238         14,749
    Provision for other long-term liabilities...........         (1,491)               529         (277)         1,493
    Amortization of goodwill and other intangibles......         21,772             37,664       41,372         38,605
    Amortization of debt expense........................          3,642              7,705        6,290          6,624
    Restructuring and impairment charges (b)............         23,016            164,366       27,485             --
    Loss on sale of subsidiary..........................             --                 --        4,907             --
    Extraordinary loss, net of income tax benefit.......             --                 --           --          2,663
                                                             ----------       ------------   ----------   ------------
                                                                 94,670            153,526      225,892        229,383
Decrease (increase) in assets, net of effects from
  acquisitions
  and dispositions:
    Short-term investments, restricted..................         40,625              7,623       98,314        (52,092)
    Marketable securities...............................           (400)             3,290       34,195          2,158
    Instalment notes receivable, net (a)................        (18,627)           (22,623)      27,296         15,869
    Receivables, net....................................          9,743            (12,494)     (10,866)         5,371
    Inventories.........................................         49,742            (11,624)     (13,898)       (17,270)
    Prepaid expenses....................................         (4,177)            10,424       (7,771)         1,311
  Increase (decrease) in liabilities, net of effects
    from acquisitions:
    Accounts payable....................................         (3,725)            16,249      (13,660)        13,401
    Accrued expenses (b)................................        (29,314)            (8,723)     (10,980)       (21,412)
    Income taxes payable................................          1,198              6,797       (7,825)         1,258
    Accrued interest....................................          4,750             (2,189)      (1,477)         3,927
                                                             ----------       ------------   ----------   ------------
      Cash flows from operating activities..............        144,485            140,256      319,220        181,904
                                                             ----------       ------------   ----------   ------------
INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of
      retirements and effects from acquisitions and
      dispositions......................................        (44,618)           (79,923)     (81,977)      (107,750)
    Decrease (increase) in investments and other assets,
      net of effects from acquisitions and
      dispositions......................................         (2,643)              (339)      (3,071)         1,592
    Acquisitions, net of cash acquired..................             --                 --      (18,953)      (386,319)
    Proceeds from sale of subsidiary....................             --                 --       14,878             --
                                                             ----------       ------------   ----------   ------------
      Cash flows used in investing activities...........        (47,261)           (80,262)     (89,123)      (492,477)
                                                             ----------       ------------   ----------   ------------
FINANCING ACTIVITIES
    Issuance of debt....................................        419,900          1,100,464      658,859      1,550,500
    Retirement of debt..................................       (517,679)        (1,134,703)    (826,925)    (1,185,198)
    Additions to unamortized debt expense...............           (795)            (2,361)     (25,698)       (19,143)
    Purchases of treasury stock, net of reissuances.....        (12,081)           (31,954)     (50,237)       (21,841)
    Dividends paid......................................         (2,789)            (4,361)          --             --
    Exercise of employee stock options..................            426                115          325          4,793
                                                             ----------       ------------   ----------   ------------
      Cash flows from (used in) financing activities....       (113,018)           (72,800)    (243,676)       329,111
                                                             ----------       ------------   ----------   ------------
EFFECT OF EXCHANGE RATE ON CASH.........................             26               (754)        (289)           389
                                                             ----------       ------------   ----------   ------------
Net increase (decrease) in cash and cash equivalents....        (15,768)           (13,560)     (13,868)        18,927
Cash and cash equivalents at beginning of period........         27,281             40,841       54,709         35,782
                                                             ----------       ------------   ----------   ------------
Cash and cash equivalents at end of period..............     $   11,513       $     27,281   $   40,841   $     54,709
                                                             ==========       ============   ==========   ============

------------------------------

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $98,777, $186,189, $170,503 and $171,081 and cash collections on account and payouts in advance of maturity of $80,150, $163,566, $197,799 and $186,950 for the seven months ended December 31, 2000 and the years ended May 31, 2000, 1999 and 1998, respectively.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

(b) The Company recorded restructuring and impairment charges of $23,016, $164,366 and $27,485 for the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively. A portion of these charges were non-cash and are reconciled below:

                                           DECEMBER 31, 2000   MAY 31, 2000   MAY 31, 1999   MAY 31, 1998
                                           -----------------   ------------   ------------   ------------
    Accrued expenses.....................      $ 19,555          $  5,006       $  9,626       $     --
    Non-cash.............................         3,461           159,360         17,859       $     --
                                               --------          --------       --------       --------
    Total restructuring and impairment
      charges............................      $ 23,016          $164,366       $ 27,485       $     --
                                               ========          ========       ========       ========
SUPPLEMENTAL DISCLOSURES:
    Interest paid........................      $104,072          $181,564       $181,073       $183,866
    Income taxes paid....................      $  2,684          $ 16,607       $ 10,211       $  7,331

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Walter Industries, Inc. ("the Company") is a diversified company which operates in four reportable segments: Homebuilding and Financing, Industrial Products, Energy Services, and Natural Resources. Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber, alloys and metals, petroleum coke distribution, refinery outsourcing services and coal and methane gas production and distribution.

    The Company was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed.

    On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan.

NOTE 2--BUSINESS ACQUISITIONS AND DIVESTITURE

    Effective September 23, 1998, Jim Walter Homes, Inc. ("Jim Walter Homes"), the Company's homebuilding subsidiary, acquired Texas-based homebuilder Dream Homes, Inc. On February 26, 1999, Jim Walter Homes acquired Crestline
Homes, Inc., a modular homebuilder, located in Laurinburg, North Carolina. These acquisitions did not materially affect the operating results of the Company.

    On October 1, 1998, the Company sold the assets of the window balance operations of JW Window Components, Inc. ("JWWC"). On November 23, 1998, the Company sold the outstanding capital stock of JWWC, comprised of the roll form and screen products operations, completing the Company's divestiture of JWWC. The Company recorded a pre-tax loss of $4.9 million and a tax benefit of $9.8 million on the sale of JWWC. This divestiture did not materially affect the operating results of the Company.

    On October 15, 1997, the Company completed the acquisition of Applied Industrial Materials Corporation ("AIMCOR"). The purchase price was approximately $400.0 million, including direct acquisition costs of $4.8 million. The acquisition was accounted for using the purchase method of accounting and had an effective date of September 30, 1997.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 2--BUSINESS ACQUISITIONS AND DIVESTITURE (CONTINUED)
    The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of June 1, 1997, nor are they necessarily indicative of future operating results.

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

    The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2000, 23%, 13%, 9%, and 9% (23%, 13%, 9% and 9% at
May 31, 2000, and 22%, 13%, 10% and 10% at May 31, 1999) are secured by homes located in the states of Texas, Mississippi, Alabama and Florida, respectively. The Company believes the potential for incurring material losses related to these credit risks is remote.

REVENUE RECOGNITION

    Revenue is recognized when products are shipped or services are provided to customers for all segments except Homebuilding and Financing. Revenue from the sale of a home is included in income upon completion of construction and legal transfer to the customer. Time charges are included in equal parts in each monthly payment and taken into income as collected. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which further clarified certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The Company has analyzed its policies and complies with SAB 101.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include short-term deposits and highly liquid investments which have original maturities of three months or less and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as book overdrafts and included in accounts payable.

    Investments with original maturities greater than three months are classified as marketable securities. In accordance with Statement of Financial Accounting Standards No. 115--"Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are classified as available for sale and are carried at estimated fair values which approximate cost at December 31, 2000. The unrealized gains are reflected in stockholders' equity, net of tax, at December 31, 2000.

INVENTORIES

    Inventories are valued at the lower of cost or market using either the first-in, first-out ("FIFO") or average cost method of accounting.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). FAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. See Note 4.

GOODWILL

    Goodwill acquired in connection with the acquisition of Original Jim Walter is being amortized over periods ranging up to 20 years. Goodwill acquired in connection with the acquisition of AIMCOR is being amortized over 35 years. Goodwill acquired in connection with all other acquisitions is being amortized over 15 years. At December 31, 2000 and May 31, 2000 and 1999, the accumulated amortization of goodwill was approximately $556.4 million, $534.8 million and $503.4 million, respectively. The Company evaluates goodwill for possible impairment by reviewing current and estimated undiscounted cash flows whenever significant events or changes occur indicating the asset may not be recoverable.

DEPRECIATION

    Property, plant and equipment is recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Assets (primarily mine development costs) extending for the full life of a coal mine are depreciated on the unit of production basis. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense are 3 to 20 years for machinery and equipment, 3 to 50 years for land improvements and

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) buildings, and mine life for mine development costs. Depletion of minerals is provided based on estimated recoverable quantities.

OPERATING LEASES

    Rent expense was $9.1 million, $16.8 million, $19.9 million, and $13.7 million for the seven months ended December 31, 2000 and years ended
May 31, 2000, 1999 and 1998, respectively. Future minimum payments under non-cancelable operating leases at December 31, 2000 are: 2001, $10.6 million; 2002, $6.7 million; 2003, $3.4 million; 2004, $2.0 million; 2005, $.6 million and $.4 million thereafter.

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

RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' amounts to conform with the current period presentation.

CHANGE IN YEAR-END

    In November 2000, the Company changed its fiscal year-end from May 31 to December 31. The change in year-end resulted in a short fiscal year covering the seven month transition period from June 1, 2000 to December 31, 2000. References to the transition period, fiscal 2000, fiscal 1999, and fiscal 1998 throughout these consolidated financial statements are for the seven months ended
December 31, 2000 and the years ended May 31, 2000, 1999 and 1998, respectively.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPARABLE TRANSITION PERIOD FINANCIAL DATA

    In connection with the Company's change in fiscal year, presented below is the financial data for the comparable unaudited seven months ended December 31, 1999 (amounts in thousands, except per share amounts):

Net sales and revenues......................................  $1,092,871
Cost of sales...............................................     754,663
Depreciation................................................      45,477
Selling, general and administrative.........................     111,689
Postretirement benefits.....................................      12,730
Amortization of goodwill and other intangibles..............      22,518
Interest and amortization of debt expense...................     108,102
Restructuring and impairment charges........................      (3,500)
                                                              ----------
Income before income tax expense............................      41,192
Income tax (expense)........................................     (20,265)
                                                              ----------
Net income..................................................  $   20,927
                                                              ==========
Basic and diluted net income per share......................  $     0.42
                                                              ==========

NOTE 4--RESTRUCTURING AND IMPAIRMENT CHARGES

    In February 1999, a decision was made to shut down the Company's Blue Creek Mine No. 3 resulting in a restructuring and asset impairment charge of $27.5 million. In fiscal 2000, the Company reversed $7.3 million of restructuring expenses primarily as a result of a downward revision of Mine
No. 3 reclamation cost estimates and elimination of future royalties.

    In the fourth quarter of fiscal 2000 following the Company's unsuccessful efforts to dispose of its mining operations and the continued decline in the market price for coal, the Company recognized a $166.7 million non-cash pre-tax asset impairment charge related to two of its three remaining coal mines. This write-down of mine assets reflects their estimated impairment based on discounted cash flows. Additionally, in fiscal 2000, the Company recorded approximately $5.0 million of restructuring charges related to severance pay for certain terminated officers.

    During the seven months ended December 31, 2000, the Company identified the need to change strategic direction and made several management changes, primarily at the Corporate level. The Company accepted the resignation of its then Chairman, President and Chief Executive Officer and also had numerous other across-the-board personnel reductions. As of December 31, 2000, all employees identified have been terminated. In connection with these terminations, $11.3 million was charged to restructuring expense during the seven months ended December 31, 2000, for severance benefits. Amounts paid to these individuals during the seven months ended December 31, 2000 were $10.3 million.

    During the seven months ended December 31, 2000, the Company also committed to a plan to restructure the foreign sales operations of AIMCOR and eliminate certain jobs at other AIMCOR facilities. The restructuring plan for the foreign sales operations primarily involved the elimination of

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--RESTRUCTURING AND IMPAIRMENT CHARGES (CONTINUED)
AIMCOR's Luxembourg sales office in order to transfer the Luxembourg sales responsibilities to the United Kingdom office which has additional capacity to perform those sales office functions.

    As a result of the foreign sales operations restructuring, all employees in the Luxembourg office were terminated. No additional personnel or overhead costs were incurred at the United Kingdom office as a result of the Luxembourg closure. Numerous other positions were eliminated in the course of the AIMCOR restructuring. Total severance payments related to the foreign sales operations and other AIMCOR facilities were estimated to be $5.3 million, of which $2.9 million had been paid as of December 31, 2000. Other costs related to the AIMCOR restructuring, which include legal fees, lease commitments and other costs were $0.9 million, of which $0.3 million had been paid at December 31, 2000.

    Additionally, during the seven months ended December 31, 2000, the Company announced closure of a slag fiber manufacturing facility in Alexandria, Indiana. In connection with the closure, $5.5 million was charged to restructuring expense, of which $3.5 million related to asset impairments. Amounts paid during the seven months ended December 31, 2000 were $0.6 million.

    A summary of impairment and restructuring charges included the following (in thousands):

                                                          SEVEN MONTHS ENDED   MAY 31,    MAY 31,
                                                          DECEMBER 31, 2000      2000       1999
                                                          ------------------   --------   --------
Impairment of long-lived coal mining assets.............       $    --         $166,660   $30,097
Restructuring charges:
  Severance and payroll related.........................        16,915            5,006     9,626
  Other charges (credits)...............................         6,101           (7,300)   13,299
  Curtailment of postretirement benefits................            --               --   (25,537)
                                                               -------         --------   -------
                                                               $23,016         $164,366   $27,485
                                                               =======         ========   =======

    At December 31, 2000, approximately $7.6 million of restructuring charges remain accrued and unpaid.

NOTE 5--RESTRICTED SHORT-TERM INVESTMENTS

    Restricted short-term investments at December 31, 2000, and May 31, 2000 and 1999 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, III, IV, V, VI, VII, and VIII (the "Trusts") ($94.1 million, $89.0 million and $115.9 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which are subject to retention ($36.8 million and $17.1 million at May 31, 2000 and May 31, 1999 respectively with no retention at December 31, 2000) and
(iii) miscellaneous other segregated accounts restricted to specific uses
($6.8 million, $15.7 million and $16.1 million, respectively).

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6--RECEIVABLES

    Receivables are summarized as follows (in thousands):

                                                              DECEMBER 31,   MAY 31,    MAY 31,
                                                                  2000         2000       1999
                                                              ------------   --------   --------
Trade receivables...........................................    $225,266     $235,225   $226,027
  Less: Allowance for possible losses.......................      (8,222)      (7,953)    (6,537)
                                                                --------     --------   --------
  Trade receivables, net....................................     217,044      227,272    219,490
Other receivables...........................................      25,729       26,427     18,409
  Less: Allowance for possible losses.......................      (3,153)      (4,336)    (1,030)
                                                                --------     --------   --------
  Other receivables, net....................................      22,576       22,091     17,379
                                                                --------     --------   --------
Total receivables, net......................................    $239,620     $249,363   $236,869
                                                                ========     ========   ========

NOTE 7--INSTALMENT NOTES RECEIVABLE

    Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments, over periods of 12 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment loans at either an 8.5%, 9.25%, 10% or 11% annual percentage rate, without points or closing costs. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 4.39%, 3.52% and 3.29% of total instalment notes receivable at December 31, 2000, and May 31, 2000 and 1999, respectively. The Company's method of time charge income recognition approximates the effective interest method since a much larger provision for losses would be required if time charge income were accelerated. The allowance for possible losses as a percentage of net instalment notes receivable was approximately 2.0% in all periods which reflects management's assessment of the amount necessary to provide against future loss in the portfolio.

    The instalment notes receivable is summarized as follows (in thousands):

                                                                                 MAY 31,
                                                         DECEMBER 31,   -------------------------
                                                             2000          2000          1999
                                                         ------------   -----------   -----------
Gross Balance..........................................  $ 4,428,074    $ 4,319,786   $ 4,191,138
Less: Unearned time charges............................   (3,069,216)    (2,979,999)   (2,874,556)
     Allowance for possible losses.....................      (26,839)       (26,395)      (25,813)
                                                         -----------    -----------   -----------
Net....................................................  $ 1,332,019    $ 1,313,392   $ 1,290,769
                                                         ===========    ===========   ===========

    Mid-State Homes, Inc. ("Mid-State") purchases and services instalment notes from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates. Mid-State Trust II ("Trust II"), Mid-State Trust IV ("Trust IV"), Mid-State Trust VI ("Trust VI"), Mid-State Trust VII ("Trust VII"), and Mid-State Trust VIII ("Trust VIII") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust IV, Trust VI, Trust VII, and

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INSTALMENT NOTES RECEIVABLE (CONTINUED)
Trust VIII. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust IV, Trust VI, Trust VII, and Trust VIII including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, IV, VI, VII, and VIII for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Mid-State Trust III ("Trust III") was a business trust established in 1992. The Trust III Asset Backed Notes were redeemed on April 3, 2000. The remaining instalment notes owned by Trust III were subsequently transferred to Trust VIII on May 3, 2000. Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized as a warehouse facility to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates. See Note 11--Debt, for a discussion of subsequent events related to Trust V and the organization of Mid-State Trust IX.

    The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):

                            DECEMBER 31, 2000           MAY 31, 2000              MAY 31, 1999
                         -----------------------   -----------------------   -----------------------
                           GROSS       ECONOMIC      GROSS       ECONOMIC      GROSS       ECONOMIC
                          BALANCE      BALANCE      BALANCE      BALANCE      BALANCE      BALANCE
                         ----------   ----------   ----------   ----------   ----------   ----------
Trust II...............  $  435,544   $  284,182   $  491,823   $  320,619   $  617,265   $  398,932
Trust III..............          --           --           --           --      257,751      145,573
Trust IV...............   1,002,526      480,353    1,073,305      506,760    1,219,063      561,602
Trust V................     532,002      191,388      178,906       66,174      332,938      126,188
Trust VI...............     790,983      336,760      833,722      349,744      925,677      379,118
Trust VII..............     727,844      297,811      758,497      306,469      817,339      323,210
Trust VIII.............     917,154      394,885      963,009      410,912           --           --
Unpledged..............      22,021        8,509       20,524        8,200       21,105        8,113
                         ----------   ----------   ----------   ----------   ----------   ----------
  Total................  $4,428,074   $1,993,888   $4,319,786   $1,968,878   $4,191,138   $1,942,736
                         ==========   ==========   ==========   ==========   ==========   ==========

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INSTALMENT NOTES RECEIVABLE (CONTINUED)
    At December 31, 2000, gross instalment payments estimated to be receivable within each of the next five fiscal years and thereafter are as follows (in thousands):

2001........................................................  $  265,585
2002........................................................     260,332
2003........................................................     253,096
2004........................................................     244,705
2005........................................................     234,941
Thereafter..................................................   3,169,415
                                                              ----------
                                                              $4,428,074
                                                              ==========

NOTE 8--INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                                                   MAY 31,
                                                              DECEMBER 31,   -------------------
                                                                  2000         2000       1999
                                                              ------------   --------   --------
Finished goods..............................................    $159,069     $206,313   $207,866
Goods in process............................................      46,289       48,973     44,178
Raw materials and supplies..................................      49,387       50,918     44,699
Houses held for resale......................................       7,257        5,540      3,377
                                                                --------     --------   --------
    Total inventories.......................................    $262,002     $311,744   $300,120
                                                                ========     ========   ========

NOTE 9--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows (in thousands):

                                                                                  MAY 31,
                                                            DECEMBER 31,   ----------------------
                                                                2000         2000         1999
                                                            ------------   ---------   ----------
Land and minerals.........................................    $  82,089    $  82,416   $  152,627
Land improvements.........................................       12,088       12,519       20,065
Buildings and leasehold improvements......................      152,463      156,576      137,216
Mine development costs....................................        3,811           --       57,514
Machinery and equipment...................................      673,563      660,399      644,320
Construction in progress..................................       50,802       26,443       28,405
                                                              ---------    ---------   ----------
  Gross...................................................      974,816      938,353    1,040,147
  Less: Accumulated depreciation..........................     (494,455)    (464,164)    (399,614)
                                                              ---------    ---------   ----------
  Net.....................................................    $ 480,361    $ 474,189   $  640,533
                                                              =========    =========   ==========

    The Company has capitalized interest on qualifying properties in accordance with Statement of Financial Accounting Standards No. 34--"Capitalization of Interest Cost". Interest capitalized for the seven months ended December 31, 2000, and the years ended May 31, 2000, 1999 and 1998 was immaterial.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES

    Income tax expense (benefit) consists of the following components (in thousands):

                                                                        FOR THE YEARS ENDED MAY 31,
                            FOR THE SEVEN MONTHS      ---------------------------------------------------------------
                          ENDED DECEMBER 31, 2000            2000                  1999                  1998
                         --------------------------   -------------------   -------------------   -------------------
                             CURRENT       DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED
                         ---------------   --------   --------   --------   --------   --------   --------   --------
Federal................      $2,159         $2,031    $20,811    $(48,063)  $ 3,336    $12,133     $4,444    $30,747
State and local........       1,039           (879)     1,569       5,043    (1,437)       883      2,178       (490)
Foreign................       1,032             --      1,410          --     1,106         --      1,923         --
                             ------         ------    -------    --------   -------    -------     ------    -------
  Total................      $4,230         $1,152    $23,790    $(43,020)  $ 3,005    $13,016     $8,545    $30,257
                             ======         ======    =======    ========   =======    =======     ======    =======

    The income tax expense (benefit) before extraordinary item at the Company's effective tax rate differed from the statutory rate as follows:

                                                FOR THE SEVEN
                                                MONTHS ENDED           FOR THE YEARS ENDED MAY 31,
                                                DECEMBER 31,       ------------------------------------
                                                    2000             2000          1999          1998
                                                -------------      --------      --------      --------
Statutory tax rate............................       35.0%          (35.0)%        35.0%         35.0%
Effect of:
  State and local income tax..................        1.2              .7           (.7)          1.1
  Amortization of goodwill....................       48.7             8.2          22.0          12.0
  Nonconventional fuel credit.................      (15.1)           (1.2)           --            --
  Leveraged buyout costs......................         --             8.1            --            --
  Depletion...................................       (2.2)            (.2)         (8.3)         (7.5)
  Life insurance proceeds.....................         --             (.7)           --            --
  Foreign sales corporation benefit...........         --              --           (.3)          (.4)
  Capital loss on sale of subsidiary..........         --              --         (15.7)           --
  Valuation allowance.........................         --             5.9            --            --
  State--net operating loss...................         --            (1.5)           --            --
  Other, net..................................       (3.4)             .2          (1.0)          (.5)
                                                    -----           -----         -----          ----
Effective tax rate............................       64.2%          (15.5)%        31.0%         39.7%
                                                    =====           =====         =====          ====

    In fiscal 1998, the tax benefit related to the extraordinary item approximated the statutory rate and was classified as deferred federal income tax. During the fiscal year ended May 31, 2000, the Bankruptcy Court ruled against the Company as to the deductibility of certain costs associated with the leveraged buyout in fiscal years 1987 and 1988 and the Company recorded additional income taxes related to this item in fiscal 2000.

    The Company's minimum tax credit carryforward at December 31, 2000 approximates $21.9 million. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of credit carryforwards that may be utilized.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                                   MAY 31,
                                                             DECEMBER 31,   ---------------------
                                                                 2000         2000        1999
                                                             ------------   ---------   ---------
Bad debts..................................................    $ (12,821)   $ (11,939)  $ (11,952)
Installment sales method for instalment notes receivable
  in prior years...........................................        9,694       11,824      15,774
Depreciation and amortization..............................      105,540       99,619      78,981
Difference in basis of assets under purchase accounting....       11,912       15,485      16,699
Net operating loss/capital loss/credit carryforwards.......      (24,793)     (26,424)    (26,661)
Accrued expenses...........................................      (43,695)     (46,461)    (43,021)
Postretirement benefits other than pensions................     (114,899)    (107,048)   (103,043)
Pensions...................................................        5,604        2,911       3,273
Impairment charges.........................................      (55,611)     (58,188)         --
Valuation allowance........................................        7,251        7,251          --
                                                               ---------    ---------   ---------
  Total deferred tax asset.................................    $(111,818)   $(112,970)  $ (69,950)
                                                               =========    =========   =========

    The Revenue Act of 1987 eliminated the instalment sales method of tax reporting for sales after December 31, 1987. The valuation allowance relates to certain state income tax benefits of JWR for which the Company believes it is likely there is no future benefit and for various state net operating loss carryforwards which will expire before their expected utilization.

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company for fiscal years 1980 through 1994. In connection with the bankruptcy proceedings, the Internal Revenue Service (the "IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been and are being litigated in the Bankruptcy Court.

    The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. After adjustment for these items, the Company estimates that the amount of tax presently claimed by the IRS is approximately $34 million for issues currently in dispute in the Adversary Proceeding. This amount is subject to interest and penalties. Of the $34 million in claimed tax, $21 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Consequently, the Company believes that should the IRS prevail on any such issues, the Company's financial exposure is limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in other years. Substantially all of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

    The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES (CONTINUED)
complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

    The Company's U.S. federal income tax returns for the fiscal years ended May 31, 1995 and 1996 are currently being audited by the IRS. As the audit has not been completed, the Company is unable to determine, with certainty, whether the IRS will assert any substantial claim with respect to such years.

    The Company believes that its tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient reserves to address any claims, including interest and penalties.

NOTE 11--DEBT

    Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

                                                                                  MAY 31,
                                                           DECEMBER 31,   -----------------------
                                                               2000          2000         1999
                                                           ------------   ----------   ----------
Mortgage-Backed/Asset Backed Notes:
    Loan and Security Agreement..........................   $       --    $       --   $   89,300
    Trust II Mortgage-Backed Notes.......................      161,500       193,800      258,400
    Trust III Asset Backed Notes.........................           --            --       48,576
    Trust IV Asset Backed Notes..........................      502,174       554,165      590,783
    Trust V Variable Funding Loan........................      161,000        49,000      105,000
    Trust VI Asset Backed Notes..........................      309,803       320,676      359,342
    Trust VII Asset Backed Notes.........................      272,192       286,006      306,750
    Trust VIII Asset Backed Notes........................      363,164       380,065           --
                                                            ----------    ----------   ----------
                                                             1,769,833     1,783,712    1,758,151
                                                            ==========    ==========   ==========
Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility............................      110,000       118,700      127,200
    Term Loan............................................      300,000       375,000      425,000
    Other................................................        1,500         1,700        3,000
                                                            ----------    ----------   ----------
                                                               411,500       495,400      555,200
                                                            ----------    ----------   ----------
      Total..............................................   $2,181,333    $2,279,112   $2,313,351
                                                            ==========    ==========   ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

    In conjunction with the closing of the AIMCOR acquisition on October 15, 1997, the Company completed an $800.0 million financing with Bank of America (as successor to NationsBank, National Association) and other lenders. The financing consisted of a $350.0 million revolving credit facility ("Revolving Credit Facility") and a $450.0 million six-year term loan (the "Term Loan"), (collectively, the "Credit Facilities"). Proceeds from the financing were used to (a) finance the acquisition of AIMCOR, (b) pay transaction costs,
(c) provide ongoing working capital, and (d) repay outstanding indebtedness under a previous $550.0 million credit facility. The Company recorded an extraordinary loss of $4.1 million ($2.7 million net of income tax benefit) during fiscal 1998 consisting of a write-off of unamortized debt expense related to the early repayment of the $550.0 million credit facility.

    The Credit Facilities are collateralized by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings Corporation and its sole subsidiary Mid-State. Net cash proceeds from
(a) asset sales where the aggregate consideration received (on a cumulative basis from October 15, 1997) exceeds $20.0 million and the cumulative amount of proceeds from such sales since the most recent preceding prepayment equals or exceeds $5.0 million, (b) each Permitted Receivables Securitization (as defined in the Credit Facilities) or (c) the issuance of Consolidated Indebtedness (as defined in the Credit Facilities) permitted thereunder must be applied to permanently reduce the Credit Facilities. There have been no such reductions to date. Interest, at the option of the Company, is at (i) the greater of (a) the prime rate, or (b) the federal funds effective rate plus .50% or (ii) a LIBOR rate plus an Applicable Margin (as defined in the Credit Facilities) of .50% to 1.25% (based upon a leverage ratio pricing grid). At December 31, 2000, the weighted average interest rate was 7.85%.

    The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. A fee ranging from .175% to .30% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The fee for outstanding letters of credit is priced at the Applicable Margin less .125%. At December 31, 2000, letters of credit in the aggregate face amount of $40.8 million have been issued and no swingline advances were outstanding. The Revolving Credit Facility is due October 15, 2003.

    Scheduled principal payments on the Term Loan are $75.0 million due October 15, 2001, $100.0 million due October 15, 2002, and $125.0 million due October 15, 2003.

    The Trust II Mortgage-Backed Notes bear interest at the rate of 9.625%. Interest on the notes is payable quarterly on January 1, April 1, July 1 and October 1 (each a "Payment Date"). On each Payment Date, regular scheduled principal payments will be made until maturity on April 1, 2003 and are subject to special principal payments and may be subject to optional redemption under specified circumstances. The scheduled principal amount of notes maturing in each of the two years from December 31, 2000 is $64.6 million with the final $32.3 million maturing in 2003.

    The Trust IV Asset Backed Notes bear interest at 8.33% and have an estimated final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral and distributions from Trust II, less amounts paid for interest on the notes and Trust IV expenses.

    The Trust V Variable Funding Loan Agreement was a $400.0 million warehouse facility with Enterprise Funding Corporation, an affiliate of Bank of America (as successor to NationsBank) as lender and as Administrative Agent. This facility was an evergreen facility renewable on an annual basis. Periodic paydowns have occurred from the proceeds of permanent financings. Accordingly, the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

$161.0 million of borrowings outstanding at December 31, 2000 was classified as long-term debt. Interest was based on the cost of A-1 and P-1 rated commercial paper which was 6.6% at December 31, 2000 plus .40%. The facility fee on the maximum net investment was .40%. The facility originally matured on September 27, 2000 but through subsequent renewals was ultimately extended to February 5, 2001. On this date, it was replaced by a similar facility, Mid-State Trust IX Variable Funding Loan. The terms of this new facility are substantially similar to those of the Trust V Variable Funding Loan except that interest is based on the cost of A-1 and P-1 rated commercial paper plus .35% and the facility fee on the maximum net investment is .35%. The maturity date of the new facility is February 4, 2002.

    The Trust VI Asset Backed Notes, issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have an estimated final maturity on July 1, 2035. Payments are made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses.

    The Trust VII Asset Backed Notes bear interest at a rate of 6.34% and have an estimated final maturity of December 1, 2036. Payments are made quarterly on March 15, June 15, September 15, and December 15 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VII expenses.

    The Trust VIII Asset Backed Notes, issued in May 2000, bear interest at 7.791% payable monthly beginning on May 15, 2000. The notes have an estimated final maturity of March 15, 2027. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc., which owned 2.8 million shares of the Company's common stock at May 31, 2000, served as an underwriter in connection with the public issuance of the Trust VIII Asset Backed Notes and received underwriting commissions and fees of $.4 million.

    The Company periodically uses interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. During fiscal 1998, the Company entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt which was anticipated to be issued in the second quarter of fiscal 1999. The lock agreements had a total notional amount of $250.0 million and had a weighted-average interest rate of 5.57%. Approximately $100.0 million notional amount of interest rate lock agreements were held by Lehman
Brothers, Inc. These agreements were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and are being amortized to interest expense over the life of Trust VII Asset Backed Notes. There were no interest rate lock agreements at December 31, 2000, May 31, 2000 or May 31, 1999.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the Credit Facilities) to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with these and other covenants at December 31, 2000 and May 31, 2000 and 1999.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at December 31, 2000 and May 31, 2000 and 1999. The Trust IX Variable Funding Loan Agreement contains substantially similar covenants.

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS

    The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense for the seven months ended December 31, 2000 and the years ended May 31, 2000, 1999 and 1998, was $2.1 million, $4.8 million, $3.3 million and $7.5 million, respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

    The Company also provides certain postretirement benefits other than pensions, primarily health care, to eligible retirees. The Company's postretirement benefit plans are not funded. During fiscal year ended May, 31, 2000, the Company realized a reduction in the outstanding benefit obligation resulting from a plan amendment to reflect changes in retiree medical contributions relevant to future years. During fiscal year ended May 31, 1999, the Company realized a $25.0 million pre-tax curtailment gain from a reduction in JWR's postretirement benefit obligation resulting from an actuarial analysis of medical claims experience and a reduction in the workforce, partially offset by the decision to shut down Mine No. 3.

                                              PENSION BENEFITS                          OTHER BENEFITS
                                     ----------------------------------      ------------------------------------
                                     DECEMBER 31,   MAY 31,    MAY, 31,      DECEMBER 31,    MAY 31,     MAY 31,
                                         2000         2000       1999            2000         2000        1999
                                     ------------   --------   --------      ------------   ---------   ---------
                                               (IN THOUSANDS)                           (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning
    of period......................    $291,937     $299,702   $285,973        $ 237,879    $ 252,899   $ 262,242
  Service cost.....................       4,035        7,357      7,072            4,104        7,530       7,629
  Interest cost....................      12,533       20,312     19,372           10,057       16,192      16,714
  Amendments.......................          --          622      2,375              189      (10,122)     (1,984)
  Actuarial (gain) loss............     (11,519)     (18,404)     1,271           40,455      (19,476)     19,476
  Benefits paid....................     (10,466)     (17,652)   (16,961)          (8,004)      (9,144)     (9,130)
  Other............................          --           --        600               --           --     (42,048)
                                       --------     --------   --------        ---------    ---------   ---------
  Benefit obligation at end of
    period.........................    $286,520     $291,937   $299,702        $ 284,680    $ 237,879   $ 252,899
                                       ========     ========   ========        =========    =========   =========
Change in plan assets:
  Fair value of plan assets at
    beginning of period............    $361,240     $282,413   $283,396        $      --    $      --   $      --
  Actual return on plan assets.....     (13,136)      93,063     12,418               --           --          --
  Employer contribution............       3,258        3,416      3,560               --           --          --
  Benefits paid....................     (10,466)     (17,652)   (16,961)              --           --          --
                                       --------     --------   --------        ---------    ---------   ---------
  Fair value of plan assets at end
    of period......................    $340,896     $361,240   $282,413        $      --    $      --   $      --
                                       ========     ========   ========        =========    =========   =========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

                                              PENSION BENEFITS                          OTHER BENEFITS
                                     ----------------------------------      ------------------------------------
                                     DECEMBER 31,   MAY 31,    MAY, 31,      DECEMBER 31,    MAY 31,     MAY 31,
                                         2000         2000       1999            2000         2000        1999
                                     ------------   --------   --------      ------------   ---------   ---------
                                               (IN THOUSANDS)                           (IN THOUSANDS)
Funded (unfunded) status:..........    $ 54,376     $ 69,303   $(17,289)       $(284,680)   $(237,879)  $(252,899)
  Unrecognized net actuarial (gain)
    loss...........................     (48,193)     (67,760)    19,591            9,558      (31,141)    (13,480)
  Unrecognized prior service
    cost...........................       5,614        6,040      6,122          (11,781)     (12,753)     (4,030)
  Unamortized transition amount....      (2,606)      (2,935)    (3,498)              --           --          --
  Contribution after measurement
    date...........................         144        1,255        718               --           --          --
                                       --------     --------   --------        ---------    ---------   ---------
  Prepaid (accrued) benefit cost...    $  9,335        5,903   $  5,644        $(286,903)   $(281,773)  $(270,409)
                                       ========     ========   ========        =========    =========   =========

                                                 PENSION BENEFITS                          OTHER BENEFITS
                                        ----------------------------------      ------------------------------------
                                        DECEMBER 31,   MAY 31,    MAY, 31,      DECEMBER 31,    MAY 31,     MAY 31,
                                            2000         2000       1999            2000         2000        1999
                                        ------------   --------   --------      ------------   ---------   ---------
                                                  (IN THOUSANDS)                           (IN THOUSANDS)
Amounts recognized in the balance
  sheet:
  Prepaid benefit cost................     $11,117      $8,207    $ 5,529         $      --    $      --   $      --
  Accrued benefit cost................      (2,012)     (2,304)   (11,967)         (286,903)    (281,773)   (270,409)
  Intangible asset....................         230          --      6,461                --           --          --
  Accumulated other comprehensive
    income............................          --          --      5,621                --           --          --
                                           -------      ------    -------         ---------    ---------   ---------
  Net amount recognized...............     $ 9,335      $5,903    $ 5,644         $(286,903)   $(281,773)  $(270,409)
                                           =======      ======    =======         =========    =========   =========

    Certain pension plans have benefit obligations in excess of fair value of plan assets. At December 31, 2000, May 31, 2000 and May 31, 1999, these plans had total obligations of $20.4 , $20.8 and $54.3 million, respectively and had total assets of $18.2, $18.5 and $41.3 million, respectively.

                                                    PENSION BENEFITS                         OTHER BENEFITS
                                           ----------------------------------      ----------------------------------
                                           DECEMBER 31,   MAY 31,    MAY, 31,      DECEMBER 31,   MAY 31,    MAY 31,
                                               2000         2000       1999            2000         2000       1999
                                           ------------   --------   --------      ------------   --------   --------
Weighted average assumptions
Discount rate............................      7.75%        7.50%      7.00%           7.75%        7.50%      7.00%
Expected return on plan assets...........      9.00%        9.00%      9.00%             --           --         --
Rate of compensation increase............      4.50%        5.00%      4.50%             --           --         --

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
    For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for the period ended December 31, 2000. The rate was assumed to decrease gradually to 5% for 2008 and remain at that level thereafter.

                                                 PENSION BENEFITS                         OTHER BENEFITS
                                        ----------------------------------      ----------------------------------
                                        DECEMBER 31,   MAY 31,    MAY, 31,      DECEMBER 31,   MAY 31,    MAY 31,
                                            2000         2000       1999            2000         2000       1999
                                        ------------   --------   --------      ------------   --------   --------
Components of net periodic benefit
  cost:
  Service cost........................     $ 4,308     $ 7,815    $ 7,572          $ 4,104     $ 7,530    $ 7,629
  Interest cost.......................      12,533      20,312     19,372           10,057      16,192     16,714
  Expected return on plan assets......     (16,808)    (24,713)   (24,912)              --          --         --
  Amortization of prior service
    cost..............................         425         181        572             (783)     (1,343)      (215)
  Recognized net actuarial (gain)
    loss..............................      (1,743)         99       (540)            (770)       (545)    (1,855)
                                           -------     -------    -------          -------     -------    -------
  Net periodic benefit cost...........     $(1,285)    $ 3,694    $ 2,064          $12,608     $21,834    $22,273
                                           =======     =======    =======          =======     =======    =======

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                     1-PERCENTAGE     1-PERCENTAGE
                                                    POINT INCREASE   POINT DECREASE
                                                    --------------   --------------
Effect on total of service and interest cost
  components......................................      $ 5,242         $ (4,204)
Effect on postretirement benefit obligation.......      $46,322         $(37,733)

    The Company and certain of its subsidiaries maintain profit sharing plans. The total cost of these plans for the seven months ended December 31, 2000 and the years ended May 31, 2000, May 31, 1999 and May 31, 1998 was $1.1 million, $4.2 million, $3.6 million and $3.5 million, respectively.

    Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities. At December 31, 2000 the Company estimates there is no allocated portion of unfunded vested benefit liabilities. However, although the allocated portion of the unfunded liability can be estimated, its components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company.

NOTE 13--STOCKHOLDERS' EQUITY

    As of December 31, 2000, May 31, 2000 and May 31, 1999, 46,058,592,
47,281,617 and 50,311,892 shares of common stock were issued and outstanding, respectively. During fiscal year ended May 31, 1999, the Company's Board of Directors authorized the repurchase of four million shares of the Company's common stock. During fiscal 2000, the Company's Board of Directors authorized up to

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
$50.0 million in additional repurchases of the Company's common stock. Information relating to the Company's net share repurchases is set forth in the following table (in thousands):

                                      FOR THE SEVEN
                                      MONTHS ENDED     FOR THE YEARS ENDED MAY 31,
                                      DECEMBER 31,    ------------------------------
                                          2000          2000       1999       1998
                                      -------------   --------   --------   --------
Shares repurchased..................       1,264        3,041      3,594      1,398
Amount..............................     $12,081      $31,954    $50,237    $21,841

    On September 13, 1995, pursuant to the Consensual Plan, 3,880,140 shares of common stock were issued to an escrow account. To the extent that certain federal income tax matters of the Company are resolved satisfactorily, up to a maximum of 3,880,140 of such escrowed shares will be distributed to former stockholders of the Company who were also shareholders of the Company as of the Effective Date. To the extent such matters are not resolved satisfactorily, the escrowed shares will be returned to the Company and canceled.

NOTE 14--EARNINGS PER SHARE

    A reconciliation of the basic and diluted earnings per share computations for the seven months ended December 31, 2000 and for each of the three years in the period ended May 31, 2000 are as follows (in thousands, except per share data):

                                         FOR THE SEVEN
                                         MONTHS ENDED                          FOR THE YEARS ENDED MAY 31,
                                         DECEMBER 31,       -----------------------------------------------------------------
                                             2000                   2000                   1999                  1998
                                      -------------------   ---------------------   -------------------   -------------------
                                       BASIC     DILUTED      BASIC      DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                      --------   --------   ---------   ---------   --------   --------   --------   --------
Income (loss) before extraordinary
  item..............................   $3,003     $3,003    $(104,689)  $(104,689)  $35,598    $35,598    $58,904    $58,904
Extraordinary item..................       --         --           --          --        --         --     (2,663)    (2,663)
                                       ------     ------    ---------   ---------   -------    -------    -------    -------
Net income (loss)...................   $3,003     $3,003    $(104,689)  $(104,689)  $35,598    $35,598    $56,241    $56,241
                                       ======     ======    =========   =========   =======    =======    =======    =======
Shares of common stock outstanding:
  Average number of common
    shares(a).......................   46,389     46,389       48,744      48,744    51,628     51,628     53,846     53,846
Effect of diluted securities:
  Stock options (b).................       --         65           --          --        --        117         --        537
                                       ------     ------    ---------   ---------   -------    -------    -------    -------
                                       46,389     46,454       48,744      48,744    51,628     51,745     53,846     54,383
                                       ======     ======    =========   =========   =======    =======    =======    =======
Per share:
  Income before extraordinary
    item............................   $  .06     $  .06    $   (2.15)  $   (2.15)  $   .69    $   .69    $  1.09    $  1.08
  Extraordinary item................       --         --           --          --        --         --       (.05)      (.05)
                                       ------     ------    ---------   ---------   -------    -------    -------    -------
  Net income (loss).................   $  .06     $  .06    $   (2.15)  $   (2.15)  $   .69    $   .69    $  1.04    $  1.03
                                       ======     ======    =========   =========   =======    =======    =======    =======

--------------------------

(a) All periods shown include 3,880,140 shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--STOCK OPTIONS

   Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995 and amended in September 1997, an aggregate of 6,000,000 shares of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SARs") and stock awards. The maximum number of such shares with respect to which stock options or SARs may be granted to any employee while the Plan is in effect is 1,000,000 shares, and the aggregate number of such shares that may be used in settlement of stock awards is 3,000,000 shares. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three or five years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted. The option price per share may not be less than the fair market value per share on the date the option is granted.

    Information on stock options is summarized as follows:

                           DECEMBER 31, 2000         MAY 31, 2000           MAY 31, 1999           MAY 31, 1998
                         ---------------------   --------------------   --------------------   --------------------
                                      WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                      AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                      EXERCISE               EXERCISE               EXERCISE               EXERCISE
                           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                         ----------   --------   ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of
  period...............   5,385,498   $13.105    3,877,998   $14.626    3,298,329   $14.551    2,669,999   $13.301
Granted................   1,747,930     7.790    1,713,833     9.860      727,500    15.195      906,000    17.955
Exercised..............     (40,000)    7.813      (11,000)    2.985      (20,498)   12.902     (233,341)   13.686
Canceled...............  (2,146,465)   10.762     (195,333)   15.435     (127,333)   16.198      (44,329)   13.353
                         ----------              ---------              ---------              ---------
Outstanding at end of
  period...............   4,946,963    12.287    5,385,498    13.105    3,877,998    14.626    3,298,329    14.551
                         ==========              =========              =========              =========
Exercisable at end of
  period...............   2,944,214    13.753    2,945,694    13.560    2,076,174    13.693    1,143,036    13.570
                         ==========              =========              =========              =========

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                        --------------------------------------   -------------------------
                            NUMBER                                   NUMBER       WEIGHTED
                        OUTSTANDING AT     WEIGHTED AVERAGE      EXERCISABLE AT   AVERAGE
      RANGE OF           DECEMBER 31,    REMAINING CONTRACTUAL    DECEMBER 31,    EXERCISE
   EXERCISE PRICES           2000            LIFE (YEARS)             2000         PRICE
---------------------   --------------   ---------------------   --------------   --------
$6.328--8.438.........    1,315,930                9.9                    --       $   --
$8.438--10.547........      365,500                8.9               185,181       10.438
$10.547--12.656.......      943,697                4.0               937,031       12.308
$12.656--14.766.......    1,208,334                3.1             1,200,334       14.117
$14.766--16.875.......      405,669                7.2               313,000       14.844
$16.875--18.984.......      697,833                6.9               298,668       17.529
$18.984--21.094.......       10,000                6.9                10,000       19.781
                          ---------              -----             ---------
                        4,946,963..                6.4             2,944,214
                          =========              =====             =========

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123--"Accounting for

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--STOCK OPTIONS (CONTINUED)
Stock Based Compensation", the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                SEVEN MONTHS ENDED         YEARS ENDED MAY 31,
                                   DECEMBER 31,      -------------------------------
                                       2000            2000        1999       1998
                                ------------------   ---------   --------   --------
Pro forma net income (loss)...       $(2,543)        $(107,956)  $32,070    $53,836
                                     =======         =========   =======    =======
Pro forma basic income (loss)
  per share...................       $  (.05)        $   (2.21)  $   .62    $  1.00
                                     =======         =========   =======    =======
Pro forma diluted income
  (loss) per share............       $  (.05)        $   (2.21)  $   .62    $   .99
                                     =======         =========   =======    =======

    The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the seven months ended December 31, 2000: (1) risk-free interest rate of 5.61%;
(2) dividend yield of 1%; (3) expected life of 5 years; and (4) volatility of 40.41%. The following assumptions were used for the year ended May 31, 2000:
(1) risk-free interest rate of 5.56%; (2) dividend yield of 1.0%; (3) expected life of 5.0 years; and (4) volatility of 37.36%. The following assumptions were used for the year ended May 31, 1999: (1) risk-free interest rate of 5.75%;
(2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 34.66%. The following assumptions were used for the year ended May 31, 1998:
(1) risk-free interest rate of 6.07%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 31.10%.

    The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized (20% after five years of continuous participation), and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of common stock as such funds will permit for the accounts of the participants. The amount of stock purchased depends upon the market prices of the common stock at the time the purchases are made. The total number of shares that may be purchased under the plan is 1,000,000. Total shares purchased under the plan during the transition period and the fiscal years ended 2000, 1999, and 1998 were approximately 188,000, 266,000, 225,000 and 155,000, respectively, and the Company's contribution was approximately $0.2 million during the transition period and $0.4 million in each fiscal year.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107--"Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are permitted under SFAS 107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar financial instruments. Management believes that the disclosures required by SFAS 107 have limited relevance to the Company and its operations.

    The following methods and assumptions were used to estimate fair value disclosures:

        CASH AND CASH EQUIVALENTS, RESTRICTED SHORT-TERM INVESTMENTS, MARKETABLE SECURITIES, TRADE RECEIVABLES, OTHER RECEIVABLES AND ACCOUNTS PAYABLE--The carrying amounts reported in the balance sheet approximate fair value.

        INSTALMENT NOTES RECEIVABLE--The estimated fair value of instalment notes was in the range of $1.9 billion to $2.0 billion, December 31, 2000 and May 31, 2000 and $2.0 billion to $2.1 billion at May 31, 1999. The estimated fair value is based upon valuations prepared by an investment banking firm as of December 31, 2000, May 31, 2000 and May 31, 1999. The value of mortgage-backed assets such as instalment notes receivable are very sensitive to changes in interest rates.

        DEBT--The estimated fair value of debt at December 31, 2000, May 31, 2000 and May 31, 1999 approximated $2.208 billion, $2.240 billion and $2.230 billion, respectively, based on current yields for comparable debt issues or prices for actual transactions. The value of mortgage-backed debt obligations are also very sensitive to changes in interest rates.

NOTE 18--SEGMENT INFORMATION

    The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into four reportable segments since the long-term financial performance of these reportable segments is affected

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT INFORMATION (CONTINUED) by similar economic conditions. The four reportable segments are: Homebuilding and Financing, Industrial Products, Energy Services, and Natural Resources. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States, and provides mortgage financing on such homes through the Homebuilding and Financing segment. Ductile iron pressure pipe, fittings, valves and hydrants are manufactured and marketed through the Industrial Products segment. This segment also includes specialty aluminum foil and sheet products, furnace and foundry coke, slag fiber, specialty chemicals, resin-coated sand, patterns and tooling businesses. The Energy Services segment markets and distributes petroleum coke and a variety of ferroalloys as well as offering value-added services (such as inventory management, warehousing, shipping and removal of product from refineries) to its vendors and customers. The Natural Resources segment is comprised of coal mining and methane gas operations.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                       FOR THE SEVEN
                                                       MONTHS ENDED        FOR THE YEARS ENDED MAY 31,
                                                       DECEMBER 31,    ------------------------------------
                                                           2000           2000         1999         1998
                                                       -------------   ----------   ----------   ----------
Sales and revenues:
  Homebuilding and Financing.........................   $  274,379     $  485,676   $  461,315   $  449,471
  Industrial Products................................      514,655        834,578      785,109      738,702
  Energy Services....................................      220,911        338,263      361,250      285,950
  Natural Resources..................................      170,633        238,622      296,308      354,149
  Other..............................................        3,903         12,398       10,161        8,928
                                                        ----------     ----------   ----------   ----------
    Sales and revenues (a)(b)........................   $1,184,481     $1,909,537   $1,914,143   $1,837,200
                                                        ==========     ==========   ==========   ==========
Segment operating income (loss) (c)(d):
  Homebuilding and Financing.........................   $   20,108     $   41,938   $   68,130   $   60,774
  Industrial Products................................       41,811         66,132       58,141       37,661
  Energy Services....................................       14,453         26,515       24,891       20,947
  Natural Resources..................................      (14,418)      (182,428)     (37,127)      33,840
                                                        ----------     ----------   ----------   ----------
Segment operating income (loss)......................       61,954        (47,843)     114,035      153,222
  Less-corporate interest and other expenses.........      (53,569)       (76,076)     (62,416)     (55,516)
                                                        ----------     ----------   ----------   ----------
  Income (loss) before income tax benefit (expense)
  and extraordinary item.............................        8,385       (123,919)      51,619       97,706
  Income tax benefit (expense).......................       (5,382)        19,230      (16,021)     (38,802)
                                                        ----------     ----------   ----------   ----------
    Income (loss) before extraordinary item..........   $    3,003     $ (104,689)  $   35,598   $   58,904
                                                        ==========     ==========   ==========   ==========
Depreciation:
  Homebuilding and Financing.........................   $    2,778     $    4,783   $    3,950   $    3,840
  Industrial Products................................       20,025         35,408       35,177       33,323
  Energy Services....................................        4,063          6,749        6,268        3,701
  Natural Resources..................................        9,292         29,871       37,117       34,713
  Other..............................................        2,288          2,796        2,751        3,174
                                                        ----------     ----------   ----------   ----------
    Total............................................   $   38,446     $   79,607   $   85,263   $   78,751
                                                        ==========     ==========   ==========   ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT INFORMATION (CONTINUED)

                                                       FOR THE SEVEN
                                                       MONTHS ENDED        FOR THE YEARS ENDED MAY 31,
                                                       DECEMBER 31,    ------------------------------------
                                                           2000           2000         1999         1998
                                                       -------------   ----------   ----------   ----------
Gross capital expenditures:
  Homebuilding and Financing.........................   $    2,791     $    5,651   $    6,150   $    4,908
  Industrial Products................................       32,259         44,951       41,037       46,673
  Energy Services....................................        5,112          5,233        6,582       14,169
  Natural Resources..................................        9,201         23,240       26,903       40,658
  Other..............................................          192          2,920        2,385        1,145
                                                        ----------     ----------   ----------   ----------
    Total............................................   $   49,555     $   81,995   $   83,057   $  107,553
                                                        ==========     ==========   ==========   ==========
Identifiable assets:
  Homebuilding and Financing.........................   $1,686,472     $1,727,342   $1,730,922   $1,833,967
  Industrial Products................................      672,050        684,370      662,990      629,921
  Energy Services....................................      459,887        465,004      494,014      503,508
  Natural Resources..................................      216,873        245,157      365,729      382,509
  Other..............................................       63,032         86,015      108,371      212,765
                                                        ----------     ----------   ----------   ----------
    Total............................................   $3,098,314     $3,207,888   $3,362,026   $3,562,670
                                                        ==========     ==========   ==========   ==========

--------------------------

(a) Inter-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and were insignificant in the seven months ended December 31, 2000. In the years ended May 31, 2000, May 31, 1999 and May 31, 1998, sales from Natural Resources to Industrial Products were $1.0 million, $5.0 million and $5.8 million, respectively.

(b) Export sales were $172.1 million, $201.7 million, $190.1 million, and $229.2 million in the seven months ended December 31, 2000 and years ended May 31, 2000, May 31, 1999 and May 31, 1998, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

(c) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown by segment of amortization is as follows (in thousands):

                                               FOR THE SEVEN
                                               MONTHS ENDED     FOR THE YEARS ENDED MAY 31,
                                               DECEMBER 31,    ------------------------------
                                                   2000          2000       1999       1998
                                               -------------   --------   --------   --------
Homebuilding and Financing...................     $10,004      $19,748    $23,288    $23,942
Industrial Products..........................       6,156       10,534     10,497     10,498
Energy Services..............................       4,991        8,555      8,756      5,336
Natural Resources............................          --       (9,336)    (1,746)    (1,747)
Other........................................         621        8,163        577        576
                                                  -------      -------    -------    -------
                                                  $21,772      $37,664    $41,372    $38,605
                                                  =======      =======    =======    =======

------------------------

(d) Operating income amounts include postretirement benefits. A breakdown by segment of postretirement benefits is as follows (in thousands):

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT INFORMATION (CONTINUED)

                                               FOR THE SEVEN
                                               MONTHS ENDED     FOR THE YEARS ENDED MAY 31,
                                               DECEMBER 31,    ------------------------------
                                                   2000          2000       1999       1998
                                               -------------   --------   --------   --------
Homebuilding and Financing...................     $ 1,240      $ 2,200    $ 1,707    $ 1,271
Industrial Products..........................       3,298        6,133      5,728      5,133
Energy Services..............................          --           --         --         --
Natural Resources............................       7,712       12,868     14,520     15,063
Other........................................         358          633        318        241
                                                  -------      -------    -------    -------
                                                  $12,608      $21,834    $22,273    $21,708
                                                  =======      =======    =======    =======

NOTE 19--SUBSEQUENT EVENTS

    On January 15, 2001, the Company announced the signing of an agreement for the sale of the Company's headquarters property for $16 million. Closing on the property is expected in the fourth quarter of 2001.

    As described in "Note 11--Debt", on February 5, 2001, the Trust V Variable Funding Loan Agreement was replaced by a similar facility, the Trust IX Variable Funding Loan Agreement.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Walter Industries, Inc.

    Our audits of the consolidated financial statements of Walter
Industries, Inc. referred to in our report dated January 31, 2001, appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
January 31, 2001

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                  BALANCE AT   CHARGED TO   DEDUCTIONS FROM/   BALANCE
                                                  BEGINNING     COST AND      ADJUSTMENTS       AT END
DESCRIPTION                                        OF YEAR      EXPENSES      TO RESERVES      OF YEAR
-----------                                       ----------   ----------   ----------------   --------
                                                                      (IN THOUSANDS)
FOR THE YEAR ENDED MAY 31, 1998
  Reserve (provision for possible losses)
    deducted from instalment notes receivable...    $26,394     $  1,341        $(1,514)(1)    $26,221
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from trade receivables.............    $ 8,225     $   (665)       $  (427)(1)    $ 7,133
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from other receivables.............    $    --     $    861        $    --        $   861
                                                    =======     ========        =======        =======
FOR THE YEAR ENDED MAY 31, 1999
  Reserve (provision for possible losses)
    deducted from instalment notes receivable...    $26,221     $    929        $(1,337)(1)    $25,813
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from trade receivables.............    $ 7,133     $    816        $(1,412)(1)    $ 6,537
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from other receivables.............    $   861     $    180        $   (11)       $ 1,030
                                                    =======     ========        =======        =======
FOR THE YEAR ENDED MAY 31, 2000
  Reserve (provision for possible losses)
    deducted from instalment notes receivable...    $25,813     $  3,283        $(2,701)(1)    $26,395
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from trade receivables.............    $ 6,537     $  1,625        $  (209)(1)    $ 7,953
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from other receivables.............    $ 1,030     $  3,394        $   (88)(1)    $ 4,336
                                                    =======     ========        =======        =======
  FAS 109 valuation allowance...................    $    --     $  7,251(2)     $    --        $ 7,251
                                                    =======     ========        =======        =======
FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000
  Reserve (provision for possible losses)
    deducted from instalment notes
    receivables.................................    $26,395     $    906        $  (462)(1)    $26,839
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from trade receivables.............    $ 7,953     $    412        $  (143)(1)    $ 8,222
                                                    =======     ========        =======        =======
  Reserve (provision for possible losses)
    deducted from other receivables.............    $ 4,336     $    141        $(1,324)(1)    $ 3,153
                                                    =======     ========        =======        =======
  FAS 109 valuation allowance...................    $ 7,251     $     --        $    --        $ 7,251
                                                    =======     ========        =======        =======

------------------------

(1) Notes and accounts written off as uncollectible.

(2) FAS 109 allowance was established in fiscal 2000.

                                 EXHIBIT INDEX
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

       EXHIBIT
       NUMBER                                              DESCRIPTION
       ------                                              -----------
              2(a)(i)      --      Amended Joint Plan of Reorganization of Walter
                                   Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994(1)

             2(a)(ii)      --      Modification to the Amended Joint Plan of Reorganization of
                                   Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995(2)

            2(a)(iii)      --      Findings of Fact, Conclusions of Law and Order Confirming
                                   Amended Joint Plan of Reorganization of Walter
                                   Industries, Inc. and certain of its subsidiaries, as
                                   modified(3)

                 3(i)      --      Amended and Restated Certificate of Incorporation of the
                                   Company(14)

                3(ii)      --      Amended and Restated By-Laws(11)

                10(a)      --      Stockholder's Agreement(3)

                10(b)      --      Form of Common Stock Registration Rights Agreement(3)

                10(c)      --      Channel One Registration Rights Agreement(7)

                10(d)      --      Second Amended and Restated Veil Piercing Settlement
                                   Agreement (included as Exhibit 3A to Exhibit 2(a)(i)(1)

                10(e)      --      Director and Officer Indemnification Agreement, dated as of
                                   March 3, 1995, among the Company and the Indemnities parties thereto(5)

                10(f)      --      New Alabama Power Contract(4)(5)

                10(g)      --      Escrow Agreement, dated as of September 12, 1995, between
                                   the Company and Harris Trust and Savings Bank, as Escrow
                                   Agent(7)

                10(h)      --      Walter Industries, Inc. Directors' Deferred Fee Plan(7)

                10(i)      --      1995 Long-Term Incentive Stock Plan of Walter
                                   Industries, Inc.(6)

                10(j)      --      Stock Purchase Agreement dated as of September 19, 1997 by and among the Stockholders of Applied Industrial Materials corporation, Certain Stockholders of AIMCOR Enterprises
                                   International, Inc. AIMCOR (Germany) Limited Partnership and
                                   AIMCOR (Luxembourg) Limited Partnership, as first parties, and Walter Industries, Inc. as second party.(9)

                10(k)      --      $800 Million Credit Agreement by and among Walter
                                   Industries, Inc. as Borrower, NationsBank, National
                                   Association, as Administrative Agent, Documentation Agent
                                   and Syndication Agent and the Lenders Party hereto(9)

                10(l)      --      Amendment Agreement No. 5 to Credit Agreement(12)

                10(m)      --      Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise Funding Corporation and
                                   NationsBank N.A. and amendments thereto(10)

                10(n)      --      Amendment No. 5 to Variable Funding Loan Agreement(12)

                10(o)      --      Amendment No. 6 to Variable Funding Loan Agreement dated
                                   September 27, 2000(13)

                   21      --      Subsidiaries of the Company

                   23      --      Consent of PricewaterhouseCoopers LLP

                   24      --      Powers of Attorney

                   99      --      Agreement, dated as of April 24, 2000, between the Company and Robert G. Burton(15)

       EXHIBIT
       NUMBER                                              DESCRIPTION
       ------                                              -----------
                 99.1      --      Agreement, dated as of August 1, 2000, between the Company and Robert G. Burton(16)

                 99.2      --      Agreement, dated as of November 2, 2000, between the Company and Donald DeFosset

                 99.3      --      Agreement, dated as of August 16, 2000, between the Company and Edward Porter

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

(11) This Exhibit incorporated by reference to Form 10-Q/A filed by the Company with the Commission on April 27, 2000.

(12) This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on October 12, 1999.

(13) This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on October 13, 2000.

(14) This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on January 14, 1999.

(15) This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on August 18, 2000.

(16) This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on August 29, 2000.