Form 10-Q
period 2001-03-31
WALTER INDUSTRIES INC /NEW/
filed 2001-05-15
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

There were 45,270,392 shares of common stock of the registrant outstanding at April 30, 2001.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,          December 31,
                                                                      2001                 2000
                                                                   (unaudited)           (Note 1)
                                                                   -----------         -----------
ASSETS                                                           (in thousands, except share amounts)
------
Cash and cash equivalents                                          $    13,612         $    11,513
Short-term investments, restricted                                     105,351             100,901
Marketable securities                                                    2,180               1,980
Instalment notes receivable, net                                     1,335,439           1,332,019
Receivables, net                                                       239,126             239,620
Inventories                                                            281,880             262,002
Prepaid expenses                                                        12,955              13,079
Property, plant and equipment, net                                     479,167             480,361
Investments                                                             13,307              13,226
Deferred income taxes                                                  112,783             111,818
Unamortized debt expense                                                41,325              42,432
Other long-term assets, net                                             38,658              37,129
Goodwill, net                                                          443,093             452,234
                                                                   -----------         -----------
                                                                   $ 3,118,876         $ 3,098,314
                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $   169,650         $   171,949
Accrued expenses                                                       113,849             118,644
Income taxes payable                                                    67,213              61,027
Debt
   Mortgage-backed/asset-backed notes                                1,747,021           1,769,833
   Other senior debt                                                   450,250             411,500
Accrued interest                                                        30,320              28,231
Accumulated postretirement benefits obligation                         290,704             286,903
Other long-term liabilities                                             54,605              54,679

Stockholders' equity
   Common stock, $.01 par value per share:
     Authorized  - 200,000,000 shares
     Issued - 55,355,184 shares                                            554                 554
   Capital in excess of par value                                    1,160,937           1,162,767
   Accumulated deficit                                                (844,775)           (850,591)
   Treasury stock - 9,823,492 and 9,296,592 shares, at cost           (120,566)           (116,113)
   Accumulated other comprehensive loss                                   (886)             (1,069)
                                                                   -----------         -----------
         Total stockholders' equity                                    195,264             195,548
                                                                   -----------         -----------
                                                                   $ 3,118,876         $ 3,098,314
                                                                   ===========         ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the three months ended
                                                                  March 31,
                                                         ---------------------------
                                                           2001               2000
                                                         ---------         ---------
                                                   (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                             $ 404,867         $ 401,451
   Time charges                                             54,087            56,321
   Miscellaneous                                             4,501             6,930
                                                         ---------         ---------
                                                           463,455           464,702
                                                         ---------         ---------
Cost and expenses:
   Cost of sales                                           325,462           314,233
   Depreciation                                             16,118            19,471
   Selling, general and administrative                      48,583            55,740
   Postretirement benefits                                   5,472             5,465
   Interest and amortization of debt expense                46,767            46,819
   Amortization of goodwill and other intangibles            9,262             9,212
                                                         ---------         ---------
                                                           451,664           450,940
                                                         ---------         ---------
Income before income tax expense                            11,791            13,762
Income tax expense                                          (5,975)           (6,526)
                                                         ---------         ---------
Net income                                               $   5,816         $   7,236
                                                         =========         =========

Basic net income per share                               $     .13         $     .15
                                                         =========         =========

Diluted net income per share                             $     .13         $     .15
                                                         =========         =========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                             Accumulated
                                                Comprehensive                   Other
                                                   Income      Accumulated  Comprehensive     Common      Capital in   Treasury
                                      Total        (Loss)        Deficit     Income (Loss)     Stock        Excess       Stock
                                    ----------   ----------     ----------    ----------     ----------   ----------   ----------
Balance at December 31, 2000        $  195,548                  $ (850,591)   $   (1,069)    $      554   $1,162,767   $ (116,113)
Comprehensive income
   Net income                            5,816   $    5,816          5,816
   Other comprehensive income,
      net of tax
     Net unrealized gain on hedge          368          368                          368
     Foreign currency translation
       adjustment                         (185)        (185)                        (185)
                                                 ----------
Comprehensive income                             $    5,999
                                                 ==========
Dividends paid                          (1,830)                                                               (1,830)
Purchases of treasury stock             (4,453)                                                                            (4,453)
                                    ----------                  ----------    ----------     ----------   ----------   ----------
Balance at March 31, 2001           $  195,264                  $ (844,775)   $     (886)    $      554   $1,160,937   $ (120,566)
                                    ==========                  ==========    ==========     ==========   ==========   ==========



          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the three months ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                           2001               2000
                                                                         ---------         ---------
                                                                                (in thousands)
OPERATING ACTIVITIES
   Net income                                                            $   5,816         $   7,236
   Charges to income not affecting cash:
     Depreciation                                                           16,118            19,471
     Provision for deferred income taxes                                      (965)            5,698
     Accumulated postretirement benefits obligation                          3,801             2,461
     Provision for other long-term liabilities                                 (74)              156
     Amortization of goodwill and other intangibles                          9,262             9,212
     Amortization of debt expense                                            1,440             1,997
                                                                         ---------         ---------
                                                                            35,398            46,231

   Decrease (increase) in assets:
     Short-term investments, restricted                                     (4,450)          (19,195)
     Marketable securities                                                    (200)           42,471
     Instalment notes receivable, net (a)                                   (3,420)           (9,329)
     Trade and other receivables, net                                          494            (6,407)
     Inventories                                                           (19,878)          (34,347)
     Prepaid expenses                                                          124            (1,051)
   Increase (decrease) in liabilities:
     Accounts payable                                                       (2,299)          (14,081)
     Accrued expenses                                                       (4,795)              656
     Income taxes payable                                                    6,186            (3,755)
     Accrued interest                                                        2,089            (1,534)
                                                                         ---------         ---------
       Cash flows from operating activities                                  9,249              (341)
                                                                         ---------         ---------
INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of retirements          (14,924)          (17,543)
   Increase in investments and other assets                                 (1,731)            2,354
                                                                         ---------         ---------
       Cash flows used in investing activities                             (16,655)          (15,189)
                                                                         ---------         ---------
FINANCING ACTIVITIES
   Issuance of debt                                                        302,803           184,689
   Retirement of debt                                                     (286,865)         (180,597)
   Additions to unamortized debt expense                                      (333)               --
   Purchases of treasury stock                                              (4,453)          (11,094)
   Dividends paid                                                           (1,830)           (1,450)
   Net unrealized gain on hedge                                                368                --
   Exercise of employee stock options                                           --                82
                                                                         ---------         ---------
       Cash flows from (used in) financing activities                        9,690            (8,370)
                                                                         ---------         ---------

EFFECT OF EXCHANGE RATE ON CASH                                               (185)             (725)
                                                                         ---------         ---------
Net increase (decrease) in cash and cash equivalents                         2,099           (24,625)
Cash and cash equivalents at beginning of period                            11,513            57,508
                                                                         ---------         ---------
Cash and cash equivalents at end of period                               $  13,612         $  32,883
                                                                         =========         =========

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $40.1 million and $48.1 million and cash collections on account and payouts in advance of maturity of $36.7 million and $38.8 million, respectively.

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Walter Industries, Inc. and Subsidiaries Transition Report on Form 10-K for the transition period ended December 31, 2000.

NOTE 2 - RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments at March 31, 2001 and December 31, 2000 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, and IX at March 31, 2001 and Mid-State Trusts II, IV, V, VI, VII, and VIII at December 31, 2000, (the "Trusts") ($100.1 million and $94.1 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($5.3 million and $6.8 million), respectively.

NOTE 3 - INSTALMENT NOTES RECEIVABLE

The instalment notes receivable is summarized as follows (in thousands):

                                                     March 31,         December 31,
                                                       2001               2000
                                                   -----------         -----------
       Gross Balance                               $ 4,458,340         $ 4,428,074
       Less:  Unearned time charges                 (3,095,966)         (3,069,216)
              Allowance for possible losses            (26,935)            (26,839)
                                                   -----------         -----------
       Net                                         $ 1,335,439         $ 1,332,019
                                                   ===========         ===========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):

                                        March 31, 2001                                    December 31, 2000
                             -----------------------------------                ------------------------------------
                                  Gross               Economic                       Gross               Economic
                                 Balance               Balance                      Balance              Balance
                             -------------        --------------                --------------       ---------------
         Trust II            $     411,230               268,900                $      435,544       $       284,182
         Trust IV                  975,591               470,951                     1,002,526               480,353
         Trust V                     -                     -                           532,002               191,388
         Trust VI                  771,160               330,580                       790,983               336,760
         Trust VII                 714,544               293,997                       727,844               297,811
         Trust VIII                895,783               387,384                       917,154               394,885
         Trust IX                  667,949               239,316                        -                      -
         Unpledged                  22,083                 8,528                        22,021                 8,509
                             -------------        --------------                --------------       ---------------
           Total             $   4,458,340        $    1,999,656                $    4,428,074       $     1,993,888
                             =============        ==============                ==============       ===============

NOTE 4 - INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                                   March 31,           December 31,
                                                                                     2001                  2000
                                                                                --------------       ---------------
         Finished goods                                                         $      177,266       $       159,069
         Goods in process                                                               46,400                46,289
         Raw materials and supplies                                                     51,493                49,387
         Houses held for resale                                                          6,721                 7,257
                                                                                --------------       ---------------
         Total inventories                                                      $      281,880       $       262,002
                                                                                ==============       ===============

NOTE 5 - DEBT

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                                                   March 31,           December 31,
                                                                                     2001                 2000
                                                                                --------------       ---------------
       Mortgage-Backed/Asset-Backed Notes:
          Trust II Mortgage-Backed Notes                                        $      145,350       $       161,500
          Trust IV Asset Backed Notes                                                  496,068               502,174
          Trust V Variable Funding Loan                                                  -                   161,000
          Trust VI Asset Backed Notes                                                  304,256               309,803
          Trust VII Asset Backed Notes                                                 268,338               272,192
          Trust VIII Asset Backed Notes                                                356,506               363,164
          Trust IX Asset Backed Notes                                                  176,503                  -
                                                                                --------------       ---------------
                                                                                     1,747,021             1,769,833
                                                                                --------------       ---------------
       Other senior debt:
          Walter Industries, Inc.
              Revolving Credit Facility                                                149,700               110,000
              Term Loan                                                                300,000               300,000
              Other                                                                        550                 1,500
                                                                                --------------       ---------------
                                                                                       450,250               411,500
                                                                                --------------       ---------------
       Total                                                                    $    2,197,271       $     2,181,333
                                                                                ==============       ===============

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY

Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                         Shares              Amount
                                                       -----------         ----------
       Treasury stock at December 31, 2000                   9,297         $  116,113
       Share repurchases for the three months
         ended March 31, 2001                                  526              4,453
                                                       -----------         ----------
       Total held in treasury at March 31, 2001              9,823         $  120,566
                                                       ===========         ==========

On April 2, 2001 the Board of Directors increased the authorization to repurchase the Company's common stock to $25 million.

NOTE 7 - EARNINGS PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                                           For the three months ended March 31,
                                                  ----------------------------------------------------
                                                           2001                         2000
                                                  ----------------------        ----------------------
                                                   Basic         Diluted         Basic         Diluted
                                                  -------        -------        -------        -------
       Net income                                 $ 5,816        $ 5,816        $ 7,236        $ 7,236
                                                  =======        =======        =======        =======
       Shares of common stock outstanding:
        Average number of common shares(a)         45,733         45,733         47,584         47,584
       Effect of diluted securities:
       Stock options (b)                               --            129             --             --
                                                  -------        -------        -------        -------
                                                   45,733         45,862         47,584         47,584
                                                  =======        =======        =======        =======

       Net income per share                       $   .13        $   .13        $   .15        $   .15
                                                  =======        =======        =======        =======

(a) The three months ended March 31, 2001 and 2000 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

On February 1, 2001, the Company declared a $.04 per share dividend for the four months ended December 31, 2000 payable to shareholders of record on February 15, 2001. On April 26, 2001, the Company declared a $.03 per share dividend for the three months ended March 31, 2001 payable to shareholders of record on May 16, 2001.

NOTE 8 -  DERIVATIVES

Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

The Company uses derivative instruments principally to manage exposures to natural gas price fluctuations. The Company's objective for holding derivatives is to minimize risk using the most effective methods to eliminate or reduce the impacts of exposures. The Company documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

To protect against the reduction in value of forecasted cash flows resulting from sales of natural gas over the remainder of 2001, the Company has instituted a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with swap contracts. The Company has entered into natural gas swap agreements that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis for the remainder of 2001, thus reducing the impact of natural gas price changes on future sales revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. At March 31, 2001, approximately 50% of the Company's forecasted natural gas sales for the remainder of the year were designated as the hedged items to natural gas swap agreements.

During the quarter ended March 31, 2001, the Company recognized a net loss of $14,000 related to the ineffective portion of its hedging instruments. All amounts have been included in net sales in the statement of operations.

At March 31, 2001, the Company expects to reclassify, during the next nine months, $368,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings as actual natural gas sales occur.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                      2001              2000
                                                    ---------         ---------
       Sales and revenues:
         Homebuilding and Financing                 $ 112,733         $ 122,244
         Industrial Products                          197,665           196,475
         Energy Services                               85,620            92,251
         Natural Resources                             66,307            50,607
         Other                                          1,130             3,125
                                                    ---------         ---------
           Sales and revenues                       $ 463,455         $ 464,702
                                                    =========         =========

       Operating income (a) :
         Homebuilding and Financing                 $  10,103         $  12,398
         Industrial Products                           14,837            18,194
         Energy Services                                5,164             8,770
         Natural Resources                                607            (8,251)
                                                    ---------         ---------
           Operating income                            30,711            31,111
         Less:  General corporate expense               7,604             6,066
                Senior debt interest expense           11,316            11,283
                                                    ---------         ---------
         Income before tax expense                     11,791            13,762
         Income tax expense                            (5,975)           (6,526)
                                                    ---------         ---------
           Net income                               $   5,816         $   7,236
                                                    =========         =========

       Depreciation:
         Homebuilding and Financing                 $   1,088         $   1,088
         Industrial Products                            9,493             8,411
         Energy Services                                1,670             1,708
         Natural Resources                              2,908             7,624
         Other                                            959               640
                                                    ---------         ---------
           Total                                    $  16,118         $  19,471
                                                    =========         =========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                           Three months ended
                                                March 31,
                                         ----------------------
                                          2001            2000
                                         -------        -------
       Homebuilding and Financing        $ 4,270        $ 4,749
       Industrial Products                 2,591          2,616
       Energy Services                     2,139          2,139
       Natural Resources                      --           (436)
       Other                                 262            144
                                         -------        -------
                                         $ 9,262        $ 9,212
                                         =======        =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 9 of "Notes to Consolidated Financial Statements" which presents sales and revenues and operating income by operating segment.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net sales and revenues for the three months ended March 31, 2001 were $463.5 million, a decrease of $1.2 million from the comparable three month period in 2000. Revenue growth within the Industrial Products and Natural Resources segments was offset by declines in unit sales of homes and a $2.2 million decrease in time charges in the Homebuilding and Financing segment. Also, volumes for the Energy Services segment declined due to delayed timing of petroleum coke shipments. Miscellaneous income decreased because the prior year quarter included a $2.4 million gain from an executive life insurance policy.

Cost of sales, exclusive of depreciation, of $325.5 million was 80.4% of net sales in the 2001 period versus $314.2 million and 78.3% of net sales in the comparable period of 2000. The increase in cost of sales was principally the result of higher petroleum coke costs and higher energy costs. The increase in cost of sales as a percent of net sales reflects lower gross profit margins realized on petcoke sales, lost fixed absorption in some of the Industrial Products businesses and higher energy costs. This increase was partially offset by cost reductions and productivity improvements in other business segments, principally lower materials cost for homebuilding and lower scrap iron cost for U.S. Pipe.

Depreciation for the three months ended March 31, 2001 was $16.1 million, a decrease of $3.4 million from the same period in 2000. This decrease was primarily attributable to lower depreciation expense resulting from the $166.7 million pretax asset impairment charge to the Company's coal mining assets taken in May 2000.

Selling, general and administrative expenses of $48.6 million were 10.5% of net sales and revenues in the 2001 period, compared to $55.7 million and 12.0% in 2000. The decrease in expenses was due to lower expenses from cost reduction and productivity improvement programs implemented in the last twelve months, including the reorganization of the European operations in the Energy Services segment.

Interest and amortization of debt expense was $46.8 million for each of the three month periods ended March 31, 2001 and 2000. The average rate of interest for the three months ended March 31, 2001 was 7.97% as compared to 7.74% for the three months ended March 31, 2000. The prime rate of interest was a range from 9.05% to 8.32% in the current year period compared to a range of 8.50% to 8.83% in 2000.

The Company's effective tax rate for the three months ended March 31, 2001 differed from the federal statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition) which is not deductible for tax purposes, the utilization of certain federal tax credits, and the effect of state and local income taxes. The effective tax rate for the three months ended March 31, 2000 differed from the federal statutory tax rate primarily due to amortization of goodwill and the effect of the gain from the executive life insurance policy which is not subject to income taxes.

Net income for the three months ended March 31, 2001 was $5.8 million compared to $7.2 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $.13 compared to $.15 in the 2000 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

Net sales and revenues were $112.7 million for the three months ended March 31, 2001, a decrease of $9.5 million from the quarter ended March 31, 2000. During the three months ended March 31, 2001, the Company completed fewer homes, which was partially offset by an increase in the average net selling price. The average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

   ---------------------------- ------------------ -------------------
                                Three months ended  Three months ended
                                  March 31, 2001      March 31, 2000
   ---------------------------- ------------------ -------------------
   Homes Completed                      924               1,065
   ---------------------------- ------------------ -------------------
   Average Net Selling Price          $58,500            $57,700
   ---------------------------- ------------------ -------------------

In addition to the decrease in the homes completed and the increase in the average net selling price, time charge income decreased $2.2 million principally as the result of the prepayment rate decreasing to 4.7% for the quarter ended March 31, 2001 compared to 5.3% for the quarter ended March 31, 2000.

The estimated backlog of homes to be constructed at March 31, 2001 was $101.7 million compared to $99.0 million at December 31, 2000 and $112.4 million at March 31, 2000.

Operating income was $10.1 million for the three months ended March 31, 2001 compared to $12.4 million in the prior year period. The $2.3 million decrease was principally caused by the $2.2 million decline in time charges. Improved operating margins on home sales, attributable to lower materials cost and other expense reductions, were offset by lower revenues from fewer unit completions.

INDUSTRIAL PRODUCTS

Net sales and revenues were $197.7 million for the three months ended March 31, 2001, an increase of $1.2 million from the $196.5 million for the three months ended March 31, 2000. The increase is due primarily to an increase in shipments at U.S. Pipe as well as from an increase in the average selling price per ton for pipe products. Compared to the quarter ended March 31, 2000, U.S. Pipe revenues were up 14% as shipment tonnage increased by 11,500 tons, or 8.3%, and the average selling price per ton for pipe products increased 4.9% with a slightly more favorable product mix. Recent weakness in the domestic steel industry, caused by competition from foreign suppliers and a slower economy, has significantly impacted sales at Sloss. Sloss' revenues decreased by $6.7 million from the comparable period a year earlier, principally due to reduced sales of furnace coke. JW Aluminum also experienced lower shipments during the current quarter, principally due to weather-related delays in seasonal demand for its fin stock products used in air conditioning applications.

The order backlog for U.S. Pipe at March 31, 2001 was $57.1 million compared to $82.2 million at March 31, 2000 and $82.0 million at December 31, 2000.

Operating income of $14.8 million for the first quarter of 2001 was down $3.4 million from the $18.2 million for the three months ended March 31, 2000. Operating income at U.S. Pipe improved 16% during the current quarter reflecting strong demand for it's ductile iron pipe products and continuing productivity improvements. Higher energy costs at U.S. Pipe of approximately $3.6 million were substantially offset by a $3.5 million reduction in scrap iron costs. However, strong results at U.S. Pipe were more than offset by other decreases in operating income, primarily at Sloss Industries Corporation. Sloss' operating income declined $3.8 million from last year, on lower furnace coke sales, and JW Aluminum's operating income declined due to it's lower shipments, and energy costs that were $1.1 million higher than last year's first quarter.

ENERGY SERVICES

Net sales and revenues were $85.6 million for the three months ended March 31, 2001, a decrease of $6.6 million from the three months ended March 31, 2000. The decrease is primarily due to delays of petroleum coke shipments that are now expected in the second quarter. Operating income of $5.2 million, was $3.6 million below the prior year period due to the shipment delays and due to lower margins per ton on current contracts as compared to the prior year.

NATURAL RESOURCES

Net sales and revenues were $66.3 million for the three months ended March 31, 2001, an increase of $15.7 million from the $50.6 million in the prior year period. This improvement is primarily attributable to an increase in methane gas revenues, which rose $10.5 million, resulting from an increase in methane gas produced, a higher number of methane gas wells, and an increase in average sales price. Additionally, coal revenues rose $5.2 million due to an increase in tons of coal sold, which was partially offset by a slight decrease in average coal sales prices.

------------------------------------------ ------------------------- ------------------------
                                              Three months ended       Three months ended
                                                March 31, 2001           March 31, 2000
------------------------------------------ ------------------------- ------------------------
Average Methane Selling Price (per MCF)             $6.84                     $2.49
------------------------------------------ ------------------------- ------------------------
Number of Methane Wells                              325                       320
------------------------------------------ ------------------------- ------------------------
Average Coal Selling Price (per ton)                $28.11                   $29.80
------------------------------------------ ------------------------- ------------------------
Average Cost Per Ton Produced                       $30.12                   $32.07
------------------------------------------ ------------------------- ------------------------
Tons of Coal Sold                                1.7 million               1.4 million
------------------------------------------ ------------------------- ------------------------

For the three months ended March 31, 2001, Natural Resources had operating income of $0.6 million, compared to operating loss of $8.3 million for the quarter ended March 31, 2000. The improvement in operating income was principally driven by significant increases in natural gas prices and a 5% decline in average production costs from successful cost reduction efforts in the mining operations.

GENERAL CORPORATE EXPENSES

General corporate expenses were $7.6 million during the three months ended March 31, 2001 compared to $6.1 million for the three months ended March 31, 2000. This reflects a $0.9 million reduction offset by a $2.4 million non-taxable gain from an executive life insurance policy included in the prior year amount but not reflected in the current year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 2000, total debt has increased by $15.9 million. During the three month period ended March 31, 2001, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement totaled $176.5 million. Payments on the mortgage-backed/asset-backed notes amounted to $199.3 million. Other senior debt increased by $38.8 million.

At March 31, 2001 borrowings under the Revolving Credit Facility totaled $149.7 million. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At March 31, 2001 letters of credit with a face amount of $45.6 million were outstanding.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries is required to maintain specified financial ratios and comply with certain financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of at least 2.50-to-1 and (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of not more than 3.75-to-1. The Company was in compliance with these covenants at March 31, 2001.

The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at March 31, 2001.

Cash and cash equivalents were approximately $13.6 million at March 31, 2001. Operating cash flows for the three months ended March 31, 2001 together with issuance of long-term debt under the Mid-State Trust IX Variable Funding Loan Agreement and borrowings under the Revolving Credit Facility were primarily used for retirement of long-term senior debt, capital expenditures, dividends and to purchase 526,900 shares of common stock under the stock repurchase program.

Cash flow from operating activities for the three months ended March 31, 2001, were $9.2 million, principally reflecting net income for the period and non-cash charges for depreciation and amortization, offset by an increase in working capital. The increase in working capital reflected higher inventory levels at U.S. Pipe and JW Aluminum due to seasonality.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations.

Capital expenditures totaled $15.4 in the three months ended March 31, 2001. These capital expenditures reflect the Company's ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at March 31, 2001 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2001 will approximate $90 million. Actual expenditures in 2001 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

In the three months ended March 31, 2001, the Company repurchased $4.5 million of its Common Stock. On April 2, 2001 the Board of Directors increased the authorization to repurchase the Company's common stock to $25 million.

The Board of Directors approved a $0.04 per share dividend payable March 15, 2001 to shareholders of record on February 15, 2001. The $0.04 per share dividend reflects a one-time, non-recurring adjustment to the Company's regular dividend rate of $0.03 per share because of a one-time dividend reporting period of four months due to the change in fiscal year end. On April 26, 2001, the Board of Directors declared a $0.03 per share dividend payable to shareholders of record on May 16, 2001.

The Company believes that the Mid-State Trust IX Variable Funding Loan Agreement will provide Mid-State

Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes and its affiliates. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust IX Variable Funding Loan Agreement. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures to pay dividends, and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, Loan and Security Agreement, Trust IX Variable Funding Loan, and any future financing requirements.

The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings and (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at March 31, 2001. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

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

In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and the purchase and the sale of natural gas. The Company may occasionally utilize derivative financial instruments to manage certain of these exposures where it considers it practical to do so. In the first quarter of 2001, the Company entered into a commodity swap to hedge anticipated sales of natural gas. At March 31, 2001, the Company had outstanding commodity swaps with a notionable amount of approximately 3.8 million cubic feet. These commodity swaps, which cover the period from April through December of 2001, provide for the Company to receive a weighted average fixed price of approximately $5.30 per MMBTU and to pay a variable price that is substantially the same as the price to be received by the Company from its sales contract with Southern Natural Gas. For further information about the Company's use of derivative instruments, see
Note 8 of "Notes to Consolidated Financial Statements."

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on April 26, 2001, the following proposals were submitted to the Stockholders:

         1.     The election of the following directors:

                        DIRECTOR                       FOR                     WITHHELD                  BROKER NON-VOTES
                        --------                       ---                     --------                  ----------------
               Robert F. Amter                      40,726,507                 2,126,562                        0
               Donald N. Boyce                      40,674,836                 2,178,233                        0
               Howard L. Clark, Jr.                 40,709,971                 2,143,098                        0
               Don DeFosset                         40,727,707                 2,125,362                        0
               Perry Golkin                         40,704,624                 2,148,445                        0
               James L. Johnson                     40,709,871                 2,143,198                        0
               Scott C. Nuttall                     40,725,057                 2,128,012                        0
               Wayne W. Robinson                    40,727,607                 2,125,462                        0
               Neil A. Springer                     40,727,207                 2,125,862                        0
               Michael T. Tokarz                    40,704,324                 2,148,745                        0

         2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year ending December 31, 2001: For, 42,566,766; Against, 282,878;
                Abstain, 3,425; and Broker Non-Votes, 0.

         3.     A stockholder proposal to liquidate the Company:
                For, 6,740,704;  Against,  32,372,230;  Abstain,  205,462;
                and Broker Non-Votes, 3,534,673.

Item. 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   None

         (b)   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WALTER INDUSTRIES, INC.





/s/ W.F. Ohrt                              /s/ C. E. Cauthen
---------------------------------          ---------------------------------
W. F. Ohrt                                 C.E. Cauthen
Executive Vice President and               Senior Vice President, Controller
Principal Financial Officer                and Principal Accounting Officer




Date: May 15, 2001
     ------------------------------------