Form 10-Q
period 2001-06-30
WALTER INDUSTRIES INC /NEW/
filed 2001-08-14
CIK 837173

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-20537

                             WALTER INDUSTRIES, INC.

      Incorporated in Delaware - IRS Employer Identification No. 13-3429953

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

There were 44,705,826 shares of common stock of the registrant outstanding at July 31, 2001.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                     2001              2000
                                                                  (unaudited)
                                                                  -----------       -----------
ASSETS                                                         (in thousands, except share amounts)
------
Cash and cash equivalents                                         $    12,083       $    11,513
Short-term investments, restricted                                    112,602           100,901
Marketable securities                                                   3,905             1,980
Instalment notes receivable, net                                    1,335,706         1,332,019
Receivables, net                                                      270,504           239,620
Inventories                                                           261,649           262,002
Prepaid expenses                                                       11,579            13,079
Property, plant and equipment, net                                    478,097           480,361
Investments                                                            12,956            13,226
Deferred income taxes                                                  96,004           111,818
Unamortized debt expense                                               40,310            42,432
Other long-term assets, net                                            42,510            37,129
Goodwill, net                                                         434,420           452,234
                                                                  -----------       -----------
                                                                  $ 3,112,325       $ 3,098,314
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $   160,738       $   171,949
Accrued expenses                                                      113,615           118,644
Income taxes payable                                                   62,066            61,027
Debt
   Mortgage-backed/asset-backed notes                               1,757,625         1,769,833
   Other senior debt                                                  435,550           411,500
Accrued interest                                                       30,847            28,231
Accumulated postretirement benefits obligation                        293,063           286,903
Other long-term liabilities                                            54,961            54,679

Stockholders' equity
   Common stock, $.01 par value per share:
     Authorized  - 200,000,000 shares
     Issued - 55,366,518 and 55,355,184 shares                            554               554
   Capital in excess of par value                                   1,159,728         1,162,767
   Accumulated deficit                                               (830,044)         (850,591)
   Treasury stock - 10,550,692 and 9,296,592 shares, at cost         (128,341)         (116,113)
   Accumulated other comprehensive income (loss)                        1,963            (1,069)
                                                                  -----------       -----------
         Total stockholders' equity                                   203,860           195,548
                                                                  -----------       -----------
                                                                  $ 3,112,325       $ 3,098,314
                                                                  ===========       ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months ended
                                                                June 30,
                                                       -------------------------
                                                          2001            2000
                                                       ---------       ---------
                                                 (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                           $ 455,786       $ 444,641
   Time charges                                           55,250          52,562
   Miscellaneous                                           5,511          10,455
                                                       ---------       ---------
                                                         516,547         507,658
                                                       ---------       ---------

Cost and expenses:
   Cost of sales                                         368,682         371,553
   Depreciation                                           15,469          17,588
   Selling, general and administrative                    49,475          64,703
   Postretirement benefits                                 2,933           5,441
   Interest and amortization of debt expense              43,409          47,909
   Amortization of goodwill and other intangibles          9,295           8,873
   Restructuring and impairment charges                       --         167,866
                                                       ---------       ---------
                                                         489,263         683,933
                                                       ---------       ---------

Income (loss) before income taxes                         27,284        (176,275)
Income tax benefit (expense)                             (12,553)         44,432
                                                       ---------       ---------
Net income (loss)                                      $  14,731       $(131,843)
                                                       =========       =========

Basic net income (loss) per share                      $     .32       $   (2.79)
                                                       =========       =========

Diluted net income (loss) per share                    $     .32       $   (2.79)
                                                       =========       =========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Six months ended
                                                                 June 30,
                                                       -----------------------------
                                                          2001              2000
                                                       -----------       -----------
                                                  (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                           $   860,653       $   846,092
   Time charges                                            109,337           108,883
   Miscellaneous                                            10,012            17,385
                                                       -----------       -----------
                                                           980,002           972,360
                                                       -----------       -----------

Cost and expenses:
   Cost of sales                                           694,144           685,786
   Depreciation                                             31,587            37,059
   Selling, general and administrative                      98,058           120,443
   Postretirement benefits                                   8,405            10,906
   Interest and amortization of debt expense                90,176            94,728
   Amortization of goodwill and other intangibles           18,557            18,085
   Restructuring and impairment charges                         --           167,866
                                                       -----------       -----------
                                                           940,927         1,134,873
                                                       -----------       -----------

Income (loss) before income taxes                           39,075          (162,513)
Income tax benefit (expense)                               (18,528)           37,906
                                                       -----------       -----------
Net income (loss)                                      $    20,547       $  (124,607)
                                                       ===========       ===========

Basic net income (loss) per share                      $       .45       $     (2.63)
                                                       ===========       ===========

Diluted net income (loss) per share                    $       .45       $     (2.63)
                                                       ===========       ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                                    Accumulated
                                                       Comprehensive                   Other
                                                           Income     Accumulated  Comprehensive  Common   Capital in    Treasury
                                               Total       (Loss)       Deficit    Income (Loss)   Stock     Excess        Stock
                                               -----       ------       -------    -------------   -----     ------        -----
Balance at December 31, 2000                $ 195,548                $ (850,591)     $ (1,069)    $  554   $1,162,767   $ (116,113)
Comprehensive income:
   Net income                                  20,547    $  20,547       20,547
   Other comprehensive income, net of tax:
     Net unrealized gain on hedge               3,193        3,193                      3,193
     Foreign currency translation adjustment     (161)        (161)                      (161)
                                                         ---------
Comprehensive income                                     $  23,579
                                                         =========
Stock issued on exercise of
     stock options                                144                                                             144
Purchases of treasury stock                   (12,228)                                                                     (12,228)
Dividends paid                                 (3,183)                                                         (3,183)
                                            ---------                ----------      --------     ------  -----------   ----------
Balance at June 30, 2001                    $ 203,860                $ (830,044)     $  1,963     $  554  $ 1,159,728   $ (128,341)
                                            =========                ==========      ========     ======  ===========   ==========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended
                                                                                June 30,
                                                                       -------------------------
                                                                          2001            2000
                                                                       ---------       ---------
OPERATING ACTIVITIES                                                        (in thousands)
   Net income (loss)                                                   $  20,547       $(124,607)
   Charges to income (loss) not affecting cash:
     Depreciation                                                         31,587          37,059
     Provision for (benefit from) deferred income taxes                   15,814         (53,366)
     Accumulated postretirement benefits obligation                        6,160           4,883
     Provision for other long-term liabilities                               282          12,054
     Amortization of goodwill and other intangibles                       18,557          18,085
     Amortization of debt expense                                          2,622           3,568
     Restructuring and impairment charges                                     --         167,866
                                                                       ---------       ---------
                                                                          95,569          65,542

   Decrease (increase) in assets:
     Short-term investments, restricted                                  (11,701)         12,894
     Marketable securities                                                (1,925)         36,819
     Instalment notes receivable, net (a)                                 (3,687)        (19,097)
     Trade and other receivables, net                                    (30,884)        (20,617)
     Inventories                                                             353         (16,864)
     Prepaid expenses                                                      1,500           6,007
   Increase (decrease) in liabilities:
     Accounts payable                                                    (11,211)        (10,769)
     Accrued expenses                                                     (5,029)         (8,293)
     Income taxes payable                                                  1,039           6,639
     Accrued interest                                                      2,616          (2,337)
                                                                       ---------       ---------
       Cash flows from operating activities                               36,640          49,924
                                                                       ---------       ---------

INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of retirements        (29,323)        (42,358)
   Decrease (increase) in investments and other assets                    (5,854)          1,099
                                                                       ---------       ---------
       Cash flows used in investing activities                           (35,177)        (41,259)
                                                                       ---------       ---------

FINANCING ACTIVITIES
   Issuance of debt                                                      443,207         786,764
   Retirement of debt                                                   (431,365)       (804,536)
   Additions to unamortized debt expense                                    (500)         (1,950)
   Purchases of treasury stock                                           (12,228)        (15,191)
   Dividends paid                                                         (3,183)         (2,867)
   Net unrealized gain on hedge                                            3,193             192
   Exercise of employee stock options                                        144             509
                                                                       ---------       ---------
       Cash flows used in financing activities                              (732)        (37,079)
                                                                       ---------       ---------

EFFECT OF EXCHANGE RATE ON CASH                                             (161)           (475)
                                                                       ---------       ---------

Net increase (decrease) in cash and cash equivalents                         570         (28,889)
Cash and cash equivalents at beginning of period                          11,513          57,508
                                                                       ---------       ---------
Cash and cash equivalents at end of period                             $  12,083       $  28,619
                                                                       =========       =========

(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $83.3 million and $94.3 million and cash collections on account and payouts in advance of maturity of $79.7 million and $75.2 million, respectively.

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. These reclassifications had no effect on reported earnings. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 2 - RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments at June 30, 2001 and December 31, 2000 include
(i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, and IX at June 30, 2001 and Mid-State Trusts II, IV, V, VI, VII, and VIII at December 31, 2000, (the "Trusts") ($107.7 million and $94.1 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($4.9 million and $6.8 million), respectively.

NOTE 3 - INSTALMENT NOTES RECEIVABLE

The instalment notes receivable is summarized as follows (in thousands):

                                                  June 30,        December 31,
                                                    2001              2000
                                                -----------       -----------
      Gross Balance                             $ 4,473,811       $ 4,428,074
      Less:  Unearned time charges               (3,111,141)       (3,069,216)
             Allowance for possible losses          (26,964)          (26,839)
                                                -----------       -----------
      Net                                       $ 1,335,706       $ 1,332,019
                                                ===========       ===========

The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):

                                         June 30, 2001                                    December 31, 2000
                           ----------------------------------------             ------------------------------------
                                  Gross                Economic                      Gross               Economic
                                 Balance                Balance                     Balance              Balance
                           -----------------      -----------------             --------------       ---------------
         Trust II          $         387,146      $         253,704             $      435,544       $       284,182
         Trust IV                    940,072                457,494                  1,002,526               480,353
         Trust V                          --                     --                    532,002               191,388
         Trust VI                    748,625                323,296                    790,983               336,760
         Trust VII                   696,553                288,339                    727,844               297,811
         Trust VIII                  871,648                378,769                    917,154               394,885
         Trust IX                    807,475                290,138                         --                    --
         Unpledged                    22,292                  8,641                     22,021                 8,509
                           -----------------      -----------------             --------------       ---------------
           Total           $       4,473,811      $       2,000,381             $    4,428,074       $     1,993,888
                           =================      =================             ==============       ===============

NOTE 4 - INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                                   June 30,            December 31,
                                                                                     2001                  2000
                                                                                --------------       ---------------
         Finished goods                                                         $      159,654       $       159,069
         Goods in process                                                               44,147                46,289
         Raw materials and supplies                                                     51,797                49,387
         Houses held for resale                                                          6,051                 7,257
                                                                                --------------       ---------------
         Total inventories                                                      $      261,649       $       262,002
                                                                                ==============       ===============

NOTE 5 - DEBT

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                                                   June 30,            December 31,
                                                                                     2001                  2000
                                                                                --------------       ---------------
       Mortgage-Backed/Asset-Backed Notes:
          Trust II Mortgage-Backed Notes                                        $      129,200       $       161,500
          Trust IV Asset Backed Notes                                                  492,559               502,174
          Trust V Variable Funding Loan                                                     --               161,000
          Trust VI Asset Backed Notes                                                  299,612               309,803
          Trust VII Asset Backed Notes                                                 261,842               272,192
          Trust VIII Asset Backed Notes                                                347,905               363,164
          Trust IX Variable Funding Loan                                               226,507                    --
                                                                                --------------       ---------------
                                                                                     1,757,625             1,769,833
                                                                                --------------       ---------------
       Other senior debt:
          Walter Industries, Inc.
              Revolving Credit Facility                                                135,000               110,000
              Term Loan                                                                300,000               300,000
              Other                                                                        550                 1,500
                                                                                --------------       ---------------
                                                                                       435,550               411,500
                                                                                --------------       ---------------
       Total                                                                    $    2,193,175       $     2,181,333
                                                                                ==============       ===============

NOTE 6 - STOCKHOLDERS' EQUITY

Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                                             Shares                      Amount
                                                                         -------------              ---------------
       Treasury stock at December 31, 2000                                       9,297              $      116,113
       Share repurchases for the six months
         ended June 30, 2001                                                     1,254                      12,228
                                                                         -------------              --------------
       Total held in treasury at June 30, 2001                                  10,551              $      128,341
                                                                         =============              ==============

On April 2, 2001 the Board of Directors increased the authorization to repurchase the Company's common stock to $25.0 million. As of June 30, 2001, $17.2 million remained available to repurchase shares under this authorization.

NOTE 7 - EARNINGS PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands, except per share data):

                                                           Three months ended June 30,
                                               ---------------------------------------------------
                                                       2001                         2000
                                               --------------------      -------------------------
                                                Basic       Diluted        Basic          Diluted
                                               -------      -------      ---------       ---------
      Net income (loss)                        $14,731      $14,731      $(131,843)      $(131,843)
                                               =======      =======      =========       =========

      Shares of common stock outstanding:
      Average number of common shares (a)       44,974       44,974         47,179          47,179
      Effect of diluted securities:
      Stock options (b)                             --          345             --              --
                                               -------      -------      ---------       ---------
                                                44,974       45,319         47,179          47,179
                                               =======      =======      =========       =========

      Net income (loss) per share              $   .32      $   .32      $   (2.79)      $   (2.79)
                                               =======      =======      =========       =========

                                                            Six months ended June 30,
                                               ---------------------------------------------------
                                                       2001                         2000
                                               --------------------      -------------------------
                                                Basic       Diluted        Basic          Diluted
                                               -------      -------      ---------       ---------
      Net income (loss)                        $20,547      $20,547      $(124,607)      $(124,607)
                                               =======      =======      =========       =========

      Shares of common stock outstanding:
      Average number of common shares (a)       45,455       45,455         47,374          47,374
      Effect of diluted securities:
      Stock options (b)                             --          241             --              --
                                               -------      -------      ---------       ---------
                                                45,455       45,696         47,374          47,374
                                               =======      =======      =========       =========

      Net income (loss) per share              $   .45      $   .45      $   (2.63)      $   (2.63)
                                               =======      =======      =========       =========

(a) The three and six months ended June 30, 2001 and 2000 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

On February 1, 2001, the Company declared a $.04 per share dividend for the four months ended December 31, 2000 payable to shareholders of record on February 15, 2001. On April 26, 2001, the Company declared a $.03 per share dividend for the three months ended March 31, 2001 payable to shareholders of record on May 16, 2001. On July 30, 2001, the Company declared a $.03 per share dividend for the three months ended June 30, 2001 payable to shareholders of record on August 15, 2001.

NOTE 8 - DERIVATIVES

Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

To protect against the reduction in value of forecasted cash flows resulting from sales of natural gas over the remainder of 2001, the Company has instituted a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with swap contracts. The Company has entered into natural gas swap agreements that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis for the remainder of 2001, thus reducing the impact of natural gas price changes on future sales revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. At June 30, 2001, approximately 50% of the Company's forecasted natural gas sales for the remainder of the year were designated as the hedged items to natural gas swap agreements.

During the quarter ended June 30, 2001, the net loss from the ineffective portion of the Company's hedging instruments, which was insignificant, was recognized and included in net sales in the statement of operations.

The $3.2 million of net gains on derivative instruments included in accumulated other comprehensive income at June 30, 2001 is expected to be reclassified, along with any additional gains or losses that may be incurred after June 30, 2001, to earnings as actual natural gas sales occur during the remaining six months of 2001.

NOTE 9 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                             Three months ended
                                                                  June 30,
                                                        -------------------------
                                                           2001            2000
                                                        ---------       ---------
      Sales and revenues:
        Homebuilding and Financing                      $ 116,914       $ 119,621
        Industrial Products                               218,180         228,756
        Energy Services                                   112,496          99,773
        Natural Resources                                  67,135          51,168
        Other                                               1,822           8,340
                                                        ---------       ---------
          Sales and revenues                            $ 516,547       $ 507,658
                                                        =========       =========

      Operating income (a) :
        Homebuilding and Financing                      $  15,053       $   9,820
        Industrial Products                                17,552           5,271
        Energy Services                                     9,654           3,437
        Natural Resources                                   2,846        (170,961)
                                                        ---------       ---------
          Operating income (loss)                          45,105        (152,433)
        Less: General corporate expense                     8,716          12,523
              Senior debt interest expense                  9,105          11,319
                                                        ---------       ---------
        Income (loss) before tax (expense) benefit         27,284        (176,275)
        Income tax (expense) benefit                      (12,553)         44,432
                                                        ---------       ---------
          Net income (loss)                             $  14,731       $(131,843)
                                                        =========       =========

      Depreciation:
        Homebuilding and Financing                      $   1,061       $   1,070
        Industrial Products                                 9,069           7,539
        Energy Services                                     1,456           1,819
        Natural Resources                                   2,907           6,175
        Other                                                 976             985
                                                        ---------       ---------
          Total                                         $  15,469       $  17,588
                                                        =========       =========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                            Three months ended
                                                                 June 30,
                                                        -------------------------
                                                           2001            2000
                                                        ---------       ---------
      Homebuilding and Financing                        $   4,272       $   4,350
      Industrial Products                                   2,617           2,635
      Energy Services                                       2,139           2,139
      Natural Resources                                        --          (8,021)
      Other                                                   267           7,770
                                                        ---------       ---------
                                                        $   9,295       $   8,873
                                                        =========       =========

                                                            Six months ended
                                                                 JUNE 30,
                                                        -------------------------
                                                           2001            2000
                                                        ---------       ---------
      Sales and revenues:
        Homebuilding and Financing                      $ 229,647       $ 241,865
        Industrial Products                               415,845         425,231
        Energy Services                                   198,116         192,024
        Natural Resources                                 133,442         101,775
        Other                                               2,952          11,465
                                                        ---------       ---------
          Sales and revenues                            $ 980,002       $ 972,360
                                                        =========       =========

      Operating income (a) :
        Homebuilding and Financing                      $  25,156       $  22,218
        Industrial Products                                32,389          23,465
        Energy Services                                    14,818          12,207
        Natural Resources                                   3,453        (179,212)
                                                        ---------       ---------
          Operating income (loss)                          75,816        (121,322)
        Less: General corporate expense                    16,320          18,589
              Senior debt interest expense                 20,421          22,602
                                                        ---------       ---------
        Income (loss) before tax (expense) benefit         39,075        (162,513)
        Income tax (expense) benefit                      (18,528)         37,906
                                                        ---------       ---------
          Net income (loss)                             $  20,547       $(124,607)
                                                        =========       =========

      Depreciation:
        Homebuilding and Financing                      $   2,149       $   2,158
        Industrial Products                                18,562          15,950
        Energy Services                                     3,126           3,527
        Natural Resources                                   5,814          13,799
        Other                                               1,936           1,625
                                                        ---------       ---------
          Total                                         $  31,587       $  37,059
                                                        =========       =========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                            Six months ended
                                                                 JUNE 30,
                                                        -------------------------
                                                           2001            2000
                                                        ---------       ---------
         Homebuilding and Financing                     $   8,542       $   9,112
         Industrial Products                                5,208           5,238
         Energy Services                                    4,278           4,278
         Natural Resources                                     --          (8,457)
         Other                                                529           7,914
                                                        ---------       ---------
                                                        $  18,557       $  18,085
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net sales and revenues for the three months ended June 30, 2001 were $516.5 million, an increase of $8.9 million from the comparable three month period in 2000. This increase in revenues primarily reflected approximately $18 million of product shipments by the Energy Services segment that were delayed from the first quarter to the second quarter of 2001. Additionally, revenue growth at U.S. Pipe and in the Natural Resources segment was offset by declines in unit sales of homes and lower demand for furnace coke and aluminum products. Also, time charges increased $2.7 million principally as the result of higher prepayments. Miscellaneous income decreased primarily because of non-recurring revenue from life insurance policies of $6.4 million included in the prior year.

Cost of sales, exclusive of depreciation, of $368.7 million was 80.9% of net sales in the 2001 period versus $371.6 million and 83.6% of net sales in the comparable period of 2000. The prior year included approximately $13.2 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products and Natural Resources segments. Exclusive of these charges, cost of sales increased in the current period due to increased sales and higher energy costs. The decrease in cost of sales as a percentage of net sales reflects lower material costs at U.S. Pipe and Jim Walter Homes, improved productivity, cost reduction efforts and an improved product mix. These improvements were partially offset by lost fixed cost absorption in some of the Industrial Products businesses, lower gross profit margins on petcoke sales and higher energy costs.

Depreciation for the three months ended June 30, 2001 was $15.5 million, a decrease of $2.1 million from the same period in 2000. This decrease was primarily attributable to a lower depreciable asset base resulting from the $166.7 million asset impairment charge to the Company's coal mining assets taken in May 2000.

Selling, general and administrative expenses of $49.5 million were 9.6% of net sales and revenues in the 2001 period, compared to $64.7 million and 12.8% in 2000. The prior year included approximately $11.4 of charges, primarily for an increase in the provision for losses on trade receivables within the Energy Services segment and increased workers compensation expense. Productivity improvement programs implemented in the last twelve months, including the restructuring of the European operations in the Energy Services segment and headcount reductions at the corporate headquarters, have contributed to additional reductions in selling, general and administrative expenses.

Interest and amortization of debt expense was $43.4 million for the three months ended June 30, 2001, as compared to $47.9 million in the same period of 2000. The average rate of interest for the three months ended June 30, 2001 was 7.6% as compared to 8.0% for the three months ended June 30, 2000. The prime rate of interest was a range from 7.0% to 7.8% in the current year period compared to a range of 9.0% to 9.5% in 2000.

The Company's effective tax rate for the three months ended June 30, 2001 differed from the federal statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition) which is not deductible for tax purposes, the utilization of certain federal tax credits, and the effect of state and local income taxes. The effective tax rate for the three months ended June 30, 2000 differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, recording of a valuation allowance associated with certain tax benefits which are not likely to be realized and the recognition of a tax reserve for the loss of certain tax litigation relating to leveraged buyout costs.

Net income for the three months ended June 30, 2001 was $14.7 million compared to a net loss of $131.8 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $.32 compared to a loss of $2.79 per share in the 2000 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

Net sales and revenues were $116.9 million for the three months ended June 30, 2001, a decrease of $2.7 million from the quarter ended June 30, 2000. During the three months ended June 30, 2001, revenues decreased as the Company completed fewer homes, but this was partially offset by an increase in the average net selling price. The average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

         --------------------------------------------------------------------------------
                                           Three months ended     Three months ended
                                              June 30, 2001          June 30, 2000
         --------------------------------------------------------------------------------
         Homes Completed                           998                   1,092
         --------------------------------------------------------------------------------
         Average Net Selling Price               $58,400                $57,500
         --------------------------------------------------------------------------------

In addition, time charge income increased $2.7 million principally as the result of higher prepayments. The prepayment rate increased to 6.7% for the quarter ended June 30, 2001 compared to 4.9% for the quarter ended June 30, 2000. Prepayment activity is expected to decrease in the third quarter as refinancing applications have declined and mortgage rates have bottomed out.

The estimated backlog of homes to be constructed at June 30, 2001 was $116.0 million compared to $99.0 million at December 31, 2000 and $108.2 million at June 30, 2000. Due to more aggressive marketing efforts, gross sales of new construction contracts for the first six months of the year increased 12%, which is expected to translate into higher unit completions and revenues in the second half of the year.

Operating income was $15.1 million for the three months ended June 30, 2001 compared to $9.8 million in the prior year period. The $5.2 million increase was principally caused by the $2.7 million increase in time charges as well as improved operating margins on home sales, attributable to lower materials cost and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

INDUSTRIAL PRODUCTS

Net sales and revenues were $218.2 million for the three months ended June 30, 2001, a decrease of $10.6 million from the $228.8 million for the three months ended June 30, 2000. Recent weakness in the domestic steel industry, caused by competition from foreign suppliers and a slower economy, has significantly impacted sales at Sloss. Sloss' revenues decreased by $7.7 million from the comparable period a year earlier, principally due to reduced sales of furnace coke. JW Aluminum also experienced fewer shipments during the current quarter, principally due to lower demand for its fin stock products used in air conditioners. However, compared to the quarter ended June 30, 2000, U.S. Pipe revenues were up 10% as shipment tonnage increased by 13,200 tons, or 7.5%, and the average selling price per ton for pipe products increased with a slightly more favorable product mix.

The order backlog for U.S. Pipe at June 30, 2001 was $66.0 million compared to $87.0 million at June 30, 2000 and $82.0 million at December 31, 2000.

Operating income of $17.6 million for the second quarter of 2001 was up $12.3 million from the $5.3 million for the three months ended June 30, 2000. The second quarter of 2000 included $16.4 million of charges in the Industrial Product segment, primarily for inventory obsolescence write-offs and environmental liabilities. Excluding these charges, operating income at U.S. Pipe improved 28% reflecting strong demand for it's ductile iron pipe products and continuing cost reductions and productivity improvements. Higher energy costs at U.S. Pipe of approximately $1.4 million were more than offset by a $3.0 million reduction in materials costs. However, strong results at U.S.

Pipe were more than offset by other decreases in operating income at Sloss Industries and JW Aluminum. Sloss' operating income declined $4.5 million from last year, due to lower demand for furnace coke. Sloss has recently received orders for over 120,000 tons of furnace coke for the second half of this year, enabling a return to more normal levels of production for the balance of the year. JW Aluminum's operating income declined $3.1 million, due to reduced demand for fin stock products. In response to this lower demand for fin stock products, production levels have been reduced and the production mix has been changed to emphasize building products, where demand is better but margins are lower.

ENERGY SERVICES

Net sales and revenues were $112.5 million for the three months ended June 30, 2001, an increase of $12.7 million from the three months ended June 30, 2000. The increase in revenues primarily reflected product shipments that were delayed from the first quarter to the second quarter of 2001. Operating income of $9.7 million, was $6.2 million above the prior year period due to ongoing productivity improvements along with cost reductions associated with last year's restructuring of its European operations and a higher provision for losses on trade receivables in the prior year. These improvements were offset by lower margins - a number of higher-priced contracts were replaced by contracts with lower margins in the current period - as well as weaker performance by its metals additive business. The metals additive business continues to be impacted by the distressed domestic steel industry.

NATURAL RESOURCES

Net sales and revenues were $67.1 million for the three months ended June 30, 2001, an increase of $15.9 million from the $51.2 million in the prior year period. This improvement is attributable to an increase in natural gas revenues, which rose $3.7 million due to an increase in average selling price. Additionally, coal revenues rose $12.6 million due to an increase in tons of coal sold and an increase in average coal selling prices.

           -------------------------------------------------------- ------------------------- ------------------------
                                                                       Three months ended       Three months ended
                                                                          June 30, 2001            June 30, 2000
           -------------------------------------------------------- ------------------------- ------------------------
           Average Natural Gas Selling Price (per MCF)                       $4.84                     $3.36
           -------------------------------------------------------- ------------------------- ------------------------
           Number of Natural Gas Wells                                        362                       320
           -------------------------------------------------------- ------------------------- ------------------------
           Average Coal Selling Price (per ton)                              $28.73                   $27.82
           -------------------------------------------------------- ------------------------- ------------------------
           Average Cost Per Ton Produced                                     $27.74                   $28.69
           -------------------------------------------------------- ------------------------- ------------------------
           Tons of Coal Sold                                              1.8 million               1.4 million
           -------------------------------------------------------- ------------------------- ------------------------

For the three months ended June 30, 2001, Natural Resources had operating income of $2.8 million, compared to an operating loss of $171.0 million for the quarter ended June 30, 2000. The prior year included pre-tax restructuring, impairment and other charges of $164.3 million. Excluding these charges, the improvement in operating income was principally driven by higher coal and natural gas selling prices, increased shipments and a 3.3% decline in average production costs from successful cost reduction efforts in the mining operations.

In the second half of 2001, coal prices are expected to increase substantially as new contracts take effect. This is somewhat offset by weakness in natural gas prices which are expected to be lower in the second half of 2001. However, the Company has protected 50% of the natural gas revenue stream through December 31, 2001 by entering into hedges earlier this year.

GENERAL CORPORATE EXPENSES

General corporate expenses were $8.7 million during the three months ended June 30, 2001 compared to $12.5 million for the three months ended June 30, 2000. This decline is principally attributable to cost reduction efforts, including a reduction in headcount and other expenses at the corporate office.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net sales and revenues for the six months ended June 30, 2001 were $980.0 million, an increase of $7.6 million from the comparable six month period in 2000. Revenue growth at U.S. Pipe and within the Energy Services and Natural Resources segments was partially offset by declines in unit sales of homes and lower demand for furnace coke and aluminum products. Miscellaneous income decreased $7.4 million, primarily because of non-recurring revenues from life insurance policies of $8.8 million in the prior year.

Cost of sales, exclusive of depreciation, of $694.1 million was 80.7% of net sales in the 2001 period versus $685.8 million and 81.1% of net sales in the comparable period of 2000. The prior year included approximately $13.2 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products and Natural Resources segments. Exclusive of these charges, the increase in cost of sales was principally the result of increased sales and higher energy costs. The decrease in cost of sales as a percent of net sales reflects higher gross profit margins driven by cost reductions and productivity improvements, including lower materials cost for homebuilding and lower scrap iron cost for U.S. Pipe. This was partially offset by lost fixed cost absorption in some of the Industrial Products businesses, lower gross profit margins realized on petcoke sales and higher energy costs.

Depreciation for the six months ended June 30, 2001 was $31.6 million, a decrease of $5.5 million from the same period in 2000. This decrease was primarily attributable to a lower depreciable asset base resulting from the $166.7 million asset impairment charge to the Company's coal mining assets taken in May 2000.

Selling, general and administrative expenses of $98.1 million were 10.0% of net sales and revenues in the 2001 period, compared to $120.4 million and 12.4% in 2000. The prior year included charges of $11.4 million, primarily for an increase in the provision for losses on trade receivables within the Energy Services segment, and increased workers compensation expense. Productivity improvement programs implemented in the last twelve months, including the restructuring of the European operations in the Energy Services segment and headcount reductions at the corporate headquarters, have contributed to additional reductions in selling, general and administrative expenses.

Interest and amortization of debt expense was $90.2 million for the six months ended June 30, 2001, as compared to $94.7 million in the same period of 2000. The average rate of interest was 7.9% for both the six months ended June 30, 2001 and for the six months ended June 30, 2000. The prime rate of interest was a range from 7.0% to 9.1% in the current year period compared to a range of 8.5% to 9.5% in 2000.

The Company's effective tax rate for the six months ended June 30, 2001 differed from the federal statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition) which is not deductible for tax purposes, the utilization of certain federal tax credits, and the effect of state and local income taxes. The effective tax rate for the six months ended June 30, 2000 differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, recording of a valuation allowance associated with certain tax benefits which are not likely to be realized, the recognition of a tax reserve for the loss of certain tax litigation relating to leveraged buyout costs and the effect of a gain from an executive life insurance policy which is not subject to income taxes.

Net income for the six months ended June 30, 2001 was $20.5 million compared to a net loss of $124.6 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $.45 compared to a loss of $2.63 per share in the 2000 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

Net sales and revenues were $229.6 million for the six months ended June 30, 2001, a decrease of $12.2 million from the quarter ended June 30, 2000. During the six months ended June 30, 2001, revenues decreased as the Company completed fewer homes, but this was partially offset by an increase in the average net selling price.

        ---------------------------------------------------------------------------------
                                             Six months ended        Six months ended
                                              June 30, 2001           June 30, 2000
        ---------------------------------------------------------------------------------
        Homes Completed                           1,922                  2,157
        ---------------------------------------------------------------------------------
        Average Net Selling Price                $58,500                $57,600
        ---------------------------------------------------------------------------------

Time charge income increased $454,000 as the prepayment rate increased slightly to 5.5% for the six months ended June 30, 2001 compared to 5.1% for the comparable period in the prior year.

Operating income was $25.2 million for the six months ended June 30, 2001 compared to $22.2 million in the prior year period. The $2.9 million increase was principally caused by improved operating margins on home sales, attributable to lower materials costs and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

INDUSTRIAL PRODUCTS

Net sales and revenues were $415.8 million for the six months ended June 30, 2001, a decrease of $9.4 million from the $425.2 million for the six months ended June 30, 2000. The decrease is due primarily to declines in shipments at Sloss and JW Aluminum. Sloss' revenues decreased by $14.4 million from the comparable period a year earlier, principally due to reduced sales of furnace coke. JW Aluminum also experienced lower shipments principally due to the slowing economy and lower demand for its fin stock products used in air conditioners. However, compared to the six months ended June 30, 2000, U.S. Pipe revenues were up 11% as shipment tonnage increased by 24,700 tons, or 7.9%, and the average selling price per ton for pipe products increased with a slightly more favorable product mix.

Operating income of $32.4 million for the six months ended June 30, 2001 was up $8.9 million from the $23.5 million for the six months ended June 30, 2000. The 2000 period included $16.4 million of charges in the Industrial Products segment taken in the second quarter as described in "Results of Operations for the Three Months ended June 30, 2001 and June 30, 2000" section. Excluding these charges, operating income at U.S. Pipe improved 26%, reflecting strong demand for it's ductile iron pipe products and continuing productivity improvements. Higher energy costs at U.S. Pipe of approximately $5.0 million were more than offset by a $6.5 million reduction in scrap iron costs. However, strong results at U.S. Pipe were offset by decreases in operating income at JW Aluminum and Sloss Industries where declines in demand for their products, primarily fin stock and furnace coke, were the primary drivers for poor performance.

ENERGY SERVICES

Net sales and revenues were $198.1 million for the six months ended June 30, 2001, an increase of $6.1 million from the six months ended June 30, 2000. The increase is primarily due to increased prices and a change in sales mix offset, by a decline in volume. Operating income of $14.8 million, was $2.6 million above the prior year period due to ongoing productivity improvements, along with cost reductions associated with last year's restructuring of its European operations and a higher provision for losses on trade receivables in the prior year. These improvements were offset by lower margins, as well as weaker performance by the metals additive business.

NATURAL RESOURCES

Net sales and revenues were $133.4 million for the six months ended June 30, 2001, an increase of $31.7 million from the $101.8 million in the prior year period. This improvement is primarily attributable to an increase in natural gas revenues, which rose $13.9 million, resulting primarily from an increase in average selling price. Additionally, coal revenues rose $17.7 million primarily due to an increase in tons of coal sold, which was partially offset by a slight decrease in average coal selling prices.

           --------------------------------------------------------------------------------------------------
                                                               Six months ended         Six months ended
                                                                 June 30, 2001             June 30, 2000
           --------------------------------------------------------------------------------------------------
           Average Natural Gas Selling Price (per MCF)                $5.91                    $2.94
           --------------------------------------------------------------------------------------------------
           Average Coal Selling Price (per ton)                     $ 28.43                  $ 28.83
           --------------------------------------------------------------------------------------------------
           Average Cost Per Ton Produced                            $ 28.91                  $ 30.42
           --------------------------------------------------------------------------------------------------
           Tons of Coal Sold                                      3.5 million              2.8 million
           --------------------------------------------------------------------------------------------------

For the six months ended June 30, 2001, Natural Resources had operating income of $3.5 million, compared to an operating loss of $179.2 million for the six months ended June 30, 2000. The loss in the prior year period included pre-tax restructuring, impairment and other charges of $164.3 million. Excluding these charges, the improvement in operating income was principally driven by significant increases in natural gas prices, increased coal shipments and a 5% decline in average production costs from successful cost reduction efforts in the mining operations.

GENERAL CORPORATE EXPENSES

General corporate expenses were $16.3 million during the six months ended June 30, 2001 compared to $18.6 million for the six months ended June 30, 2000. This decline is principally attributable to cost reduction efforts, including a reduction in headcount and other expenses at the corporate office.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 2000, total debt has increased by $11.8 million. During the six month period ended June 30, 2001, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement totaled $226.5 million. Payments on the mortgage-backed/asset-backed notes amounted to $238.7 million. Other senior debt increased by $24.1 million.

At June 30, 2001 borrowings under the Revolving Credit Facility totaled $135.0 million. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At June 30, 2001 letters of credit with a face amount of $58.4 million were outstanding.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries is required to maintain specified financial ratios and comply with certain financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of at least 2.50-to-1 and (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of not more than 3.75-to-1. The Company was in compliance with these covenants at June 30, 2001.

The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at June 30, 2001.

Cash and cash equivalents were approximately $12.1 million at June 30, 2001. Operating cash flows for the six months ended June 30, 2001 together with issuance of long-term debt under the Mid-State Trust IX Variable Funding Loan Agreement and borrowings under the Revolving Credit Facility were primarily used for payments on the mortgage-backed/asset-backed notes, capital expenditures, dividends and to purchase 1.3 million shares of common stock under the stock repurchase program.

Cash flow from operating activities for the six months ended June 30, 2001, were $36.6 million, principally reflecting net income for the period and non-cash charges for depreciation and amortization, offset by an increase in working capital. The increase in working capital primarily reflected higher receivables levels at U.S. Pipe from increased sales.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations.

Capital expenditures totaled $30.4 million in the six months ended June 30, 2001. These capital expenditures reflect the Company's ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at June 30, 2001 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2001 will approximate $70-80 million. Actual expenditures in 2001 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

In the six months ended June 30, 2001, the Company repurchased $12.2 million of its Common Stock. On April 2, 2001 the Board of Directors increased the authorization to repurchase the Company's common stock to $25.0 million. As of June 30, 2001, $17.2 million remained available for share repurchases under this authorization.

The Board of Directors approved a $0.04 per share dividend payable March 15, 2001 to shareholders of record on February 15, 2001. The $0.04 per share dividend reflects a one-time, non-recurring adjustment to the Company's regular dividend rate of $0.03 per share because of a one-time dividend reporting period of four months due to the change in fiscal year end. On April 26, 2001, the Board of Directors declared a $0.03 per share dividend payable to shareholders of record on May 16, 2001. On July 30, 2001, the Company declared a $0.3 per share dividend for the three months ended June 30, 2001 payable to shareholders of record on August 15, 2001.

The Company believes that the Mid-State Trust IX Variable Funding Loan Agreement will provide Mid-State Homes with the funds needed to purchase the instalment notes and mortgages generated by Jim Walter Homes and its affiliates. It is anticipated that one or more permanent financings similar to the previous Mid-State Homes asset-backed financings will be required over the next several years to repay borrowings under the Mid-State Trust IX Variable Funding Loan Agreement. In order to facilitate these permanent financings, the Company completed a $750.0 million shelf offering effective on August 1, 2001. The Company believes that under present operating conditions, sufficient cash flow will be generated to make all required interest and principal payments on its indebtedness, to make all its planned capital expenditures, to pay dividends, and meet substantially all operating needs. It is further expected that amounts under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, the Trust IX Variable Funding Loan Agreement, and any future financing requirements.

The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings and (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at June 30, 2001. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

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

In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and the purchase and the sale of natural gas. The Company may occasionally utilize derivative financial instruments to manage certain of these exposures where it considers it practical to do so. In the first quarter of 2001, the Company entered into a commodity swap to hedge anticipated sales of natural gas. At June 30, 2001, the Company had outstanding commodity swaps with a notional amount of approximately 2.5 million cubic feet. These commodity swaps, which cover the period from July through December of 2001, provide for the Company to receive a weighted average fixed price of approximately $5.30 per MMBTU and to pay a variable price that is substantially the same as the price to be received by the Company from its sales contract with Southern Natural Gas. For further information about the Company's use of derivative instruments, see
Note 8 of "Notes to Consolidated Financial Statements."

The Company is also subject to a limited amount of foreign currency risk, but does not currently engage in any significant foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Tangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. As of June 30, 2001, Walter had $434.5 million of goodwill, net of accumulated amortization of $539.1 million. The Company estimates the adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $29.0 million of annual goodwill amortization. However, the Company has not fully analyzed or determined the effect of applying this new standard.

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

      In July 2001, in a civil action pending in Jefferson County, Mississippi involving the Company's homebuilding subsidiary (Jim Walter Homes, Inc.), a jury awarded four plaintiffs compensatory damages aggregating $13.3 million. The case involves three houses constructed by Jim Walter Homes and alleges that the plaintiffs were promised quality, well-built houses and that Jim Walter Homes failed to deliver on its promises. The houses had an average price of approximately $45,000. Jim Walter Homes believes the verdict is not supported by the evidence and has requested the trial judge to set aside or reduce the verdict or order a new trial. While the final outcome of this matter cannot be predicted with certainty, the Company believes that it will not have a material adverse effect on the Company's consolidated financial condition.

      The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company's consolidated financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

Item. 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a)   None

      (b)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WALTER INDUSTRIES, INC.


/s/ W.F. Ohrt                              /s/ C. E. Cauthen
----------------------------------         -------------------------
W. F. Ohrt                                 C.E. Cauthen
Executive Vice President and               Senior Vice President, Controller
Principal Financial Officer                and Principal Accounting Officer

Date: August 14, 2001