Form 10-Q
period 2001-09-30
WALTER INDUSTRIES INC /NEW/
filed 2001-11-14
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

There were 44,406,926 shares of common stock of the registrant outstanding at October 31, 2001.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30,    December 31,
                                                                     2001             2000
                                                                 (unaudited)
                                                                 -----------      ------------
                                                             (in thousands, except share amounts)
ASSETS
------

Cash and cash equivalents                                        $    18,495      $    11,513
Short-term investments, restricted                                   109,727          100,901
Marketable securities                                                  2,184            1,980
Instalment notes receivable, net                                   1,340,214        1,332,019
Receivables, net                                                     266,592          239,620
Inventories                                                          250,383          262,002
Prepaid expenses                                                      12,363           13,079
Property, plant and equipment, net                                   485,542          480,361
Investments                                                           13,082           13,226
Deferred income taxes                                                 83,884          111,818
Unamortized debt expense                                              38,994           42,432
Other long-term assets, net                                           44,232           37,129
Goodwill, net                                                        425,260          452,234
                                                                 -----------      -----------
                                                                 $ 3,090,952      $ 3,098,314
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $   169,328      $   171,949
Accrued expenses                                                     116,831          118,644
Income taxes payable                                                  62,663           61,027
Debt
   Mortgage-backed/asset-backed notes                              1,751,853        1,769,833
   Other senior debt                                                 403,550          411,500
Accrued interest                                                      31,518           28,231
Accumulated postretirement benefits obligation                       294,806          286,903
Other long-term liabilities                                           48,965           54,679

Stockholders' equity
   Common stock, $.01 par value per share:
     Authorized  - 200,000,000 shares
     Issued - 55,376,518 and 55,355,184 shares                           554              554
   Capital in excess of par value                                  1,158,517        1,162,767
   Accumulated deficit                                              (816,451)        (850,591)
   Treasury stock - 10,899,392 and 9,296,592 shares, at cost        (132,558)        (116,113)
   Accumulated other comprehensive income (loss)                       1,376           (1,069)
                                                                 -----------      -----------
         Total stockholders' equity                                  211,438          195,548
                                                                 -----------      -----------
                                                                 $ 3,090,952      $ 3,098,314
                                                                 ===========      ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended
                                                            September 30,
                                                      ------------------------
                                                        2001            2000
                                                      ---------      ---------
                                               (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                          $ 419,957      $ 461,489
   Time charges                                          54,567         51,537
   Miscellaneous                                         10,380          9,081
   Excise tax refund claim                               11,227             --
                                                      ---------      ---------
                                                        496,131        522,107
                                                      ---------      ---------

Cost and expenses:
   Cost of sales                                        337,068        378,039
   Depreciation                                          15,808         18,954
   Selling, general and administrative                   50,139         48,923
   Postretirement benefits                                5,472          5,402
   Interest and amortization of debt expense             41,040         47,798
   Amortization of goodwill and other intangibles         9,282          9,568
   Loss on mining accident                               10,834             --
   Restructuring charges                                     --         11,417
                                                      ---------      ---------
                                                        469,643        520,101
                                                      ---------      ---------

Income before income taxes                               26,488          2,006
Income tax expense                                      (12,895)        (1,791)
                                                      ---------      ---------
Net income                                            $  13,593      $     215
                                                      =========      =========

Basic net income per share                            $     .30      $      --
                                                      =========      =========

Diluted net income per share                          $     .30      $      --
                                                      =========      =========


          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Nine months ended
                                                              September 30,
                                                      ----------------------------
                                                         2001              2000
                                                      -----------      -----------
                                                (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                          $ 1,280,610      $ 1,307,581
   Time charges                                           163,904          160,420
   Miscellaneous                                           20,392           26,466
   Excise tax refund claim                                 11,227               --
                                                      -----------      -----------
                                                        1,476,133        1,494,467
                                                      -----------      -----------

Cost and expenses:
   Cost of sales                                        1,031,212        1,063,825
   Depreciation                                            47,395           56,013
   Selling, general and administrative                    148,197          169,366
   Postretirement benefits                                 13,877           16,308
   Interest and amortization of debt expense              131,216          142,526
   Amortization of goodwill and other intangibles          27,839           27,653
   Loss on mining accident                                 10,834               --
   Restructuring and impairment charges                        --          179,283
                                                      -----------      -----------
                                                        1,410,570        1,654,974
                                                      -----------      -----------

Income (loss) before income taxes                          65,563         (160,507)
Income tax benefit (expense)                              (31,423)          36,115
                                                      -----------      -----------
Net income (loss)                                     $    34,140      $  (124,392)
                                                      ===========      ===========

Basic net income (loss) per share                     $       .75      $     (2.64)
                                                      ===========      ===========

Diluted net income (loss) per share                   $       .75      $     (2.64)
                                                      ===========      ===========


          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)


                                                                                    Accumulated
                                                         Comprehensive                 Other
                                                            Income     Accumulated  Comprehensive Common   Capital in    Treasury
                                                Total       (Loss)       Deficit    Income (Loss)  Stock     Excess       Stock
                                             -----------  -----------  -----------  -----------  --------- -----------  -----------
Balance at December 31, 2000                 $   195,548           --  $  (850,591) $    (1,069) $     554 $ 1,162,767  $  (116,113)
Comprehensive income:
   Net income                                     34,140  $    34,140       34,140
   Other comprehensive income, net of tax:
     Net unrealized gain on hedge                  2,504        2,504           --        2,504
     Foreign currency translation adjustment         (59)         (59)          --          (59)
                                                          -----------
Comprehensive income                                  --  $    36,585
                                                          ===========
Stock issued on exercise of
     stock options                                   274           --           --           --         --         274
Purchases of treasury stock                      (16,445)          --           --           --         --          --      (16,445)
Dividends paid                                    (4,524)          --           --           --         --      (4,524)
                                             -----------  -----------  -----------  -----------  --------- -----------  -----------
Balance at September 30, 2001                $   211,438           --  $  (816,451) $     1,376  $     554 $ 1,158,517  $  (132,558)
                                             ===========  ===========  ===========  ===========  ========= ===========  ===========


          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Nine months ended
                                                                             September 30,
                                                                      ------------------------
                                                                        2001            2000
                                                                      ---------      ---------
                                                                           (in thousands)
OPERATING ACTIVITIES
   Net income (loss)                                                  $  34,140      $(124,392)
Charges to income (loss) not affecting cash:
     Depreciation                                                        47,395         56,013
     Provision for (benefit from) deferred income taxes                  27,934        (58,370)
     Accumulated postretirement benefits obligation                       7,903          8,248
     Provision for other long-term liabilities                           (5,714)        (1,161)
     Amortization of goodwill and other intangibles                      27,839         27,653
     Amortization of debt expense                                         3,481          5,047
     Restructuring and impairment charges                                    --        179,283
                                                                      ---------      ---------
                                                                        142,978         92,321

   Decrease (increase) in assets:
     Short-term investments, restricted                                  (8,826)        15,098
     Marketable securities                                                 (204)        39,143
     Instalment notes receivable, net (a)                                (8,195)       (28,544)
     Trade and other receivables, net                                   (26,972)       (38,169)
Inventories                                                              11,619         16,872
     Prepaid expenses                                                       716          4,492
   Increase (decrease) in liabilities:
     Accounts payable                                                    (2,621)        (5,885)
     Accrued expenses                                                    (1,813)         5,425
Income taxes payable                                                      1,636          7,757
     Accrued interest                                                     3,287         (4,408)
                                                                      ---------      ---------
       Cash flows from operating activities                             111,605        104,102
                                                                      ---------      ---------

INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of retirements       (52,576)       (77,078)
   Decrease (increase) in investments and other assets                   (7,824)           865
                                                                      ---------      ---------
       Cash flows used in investing activities                          (60,400)       (76,213)
                                                                      ---------      ---------

FINANCING ACTIVITIES
   Issuance of debt                                                     534,314        940,164
   Retirement of debt                                                  (560,244)      (988,237)
   Additions to unamortized debt expense                                    (43)        (2,337)
   Purchases of treasury stock                                          (16,445)       (21,725)
   Dividends paid                                                        (4,524)        (4,268)
   Net unrealized gain on hedge                                           2,504             --
   Net unrealized gain on marketable securities                              --            268
Exercise of employee stock options                                          274            510
                                                                      ---------      ---------
       Cash flows used in financing activities                          (44,164)       (75,625)
                                                                      ---------      ---------

EFFECT OF EXCHANGE RATE ON CASH                                             (59)          (651)
                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents                      6,982        (48,387)
Cash and cash equivalents at beginning of period                         11,513         57,508
                                                                      ---------      ---------
Cash and cash equivalents at end of period                            $  18,495      $   9,121
                                                                      =========      =========


(a) Consists of sales and resales, net of repossessions and provision for possible losses, of $128.5 million and $138.6 million and cash collections on account and payouts in advance of maturity of $120.0 million and $110.0 million, respectively.


          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. These reclassifications had no effect on reported earnings. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 2 - RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments at September 30, 2001 and December 31, 2000 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, and IX at September 30, 2001 and Mid-State Trusts II, IV, V, VI, VII, and VIII at December 31, 2000, (the "Trusts") ($104.7 million and $94.1 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($5.0 million and $6.8 million), respectively.

NOTE 3 - INSTALMENT NOTES RECEIVABLE

The instalment notes receivable is summarized as follows (in thousands):


                                                 September 30,      December 31,
                                                     2001              2000
                                                  -----------      -----------
         Gross Balance                            $ 4,500,668      $ 4,428,074
         Less:  Unearned time charges              (3,133,375)      (3,069,216)
                Allowance for possible losses         (27,079)         (26,839)
                                                  -----------      -----------
         Net                                      $ 1,340,214      $ 1,332,019
                                                  ===========      ===========

The gross amount of instalment notes receivable and the economic balance by trust are as follows (in thousands):


                                      September 30, 2001                                  December 31, 2000
                           ----------------------------------------             ------------------------------------
                                  Gross                Economic                      Gross               Economic
                                 Balance                Balance                     Balance              Balance
                           -----------------      -----------------             --------------       ---------------
         Trust II          $         363,874      $         238,438             $      435,544       $       284,182
         Trust IV                    908,979                445,189                  1,002,526               480,353
         Trust V                          --                     --                    532,002               191,388
         Trust VI                    726,460                315,853                    790,983               336,760
         Trust VII                   682,307                284,156                    727,844               297,811
         Trust VIII                  849,103                370,578                    917,154               394,885
         Trust IX                    948,126                342,681                         --                    --
         Unpledged                    21,819                  8,494                     22,021                 8,509
                           -----------------      -----------------             --------------       ---------------
           Total           $       4,500,668      $       2,005,389             $    4,428,074       $     1,993,888
                           =================      =================             ==============       ===============


NOTE 4 - INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                                 September 30,         December 31,
                                                                                     2001                  2000
                                                                                --------------       ---------------
         Finished goods                                                         $      151,955       $       159,069
         Goods in process                                                               40,731                46,289
         Raw materials and supplies                                                     52,366                49,387
         Houses held for resale                                                          5,331                 7,257
                                                                                --------------       ---------------
         Total inventories                                                      $      250,383       $       262,002
                                                                                ==============       ===============


NOTE 5 - DEBT

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                                                 September 30,         December 31,
                                                                                     2001                 2000
                                                                                --------------       ---------------
       Mortgage-Backed/Asset-Backed Notes:
          Trust II Mortgage-Backed Notes                                        $      113,050       $       161,500
          Trust IV Asset Backed Notes                                                  484,834               502,174
          Trust V Variable Funding Loan                                                     --               161,000
          Trust VI Asset Backed Notes                                                  293,302               309,803
          Trust VII Asset Backed Notes                                                 255,795               272,192
          Trust VIII Asset Backed Notes                                                338,858               363,164
          Trust IX Variable Funding Loan                                               266,014                    --
                                                                                --------------       ---------------
                                                                                     1,751,853             1,769,833
                                                                                --------------       ---------------
       Other senior debt:
          Walter Industries, Inc.
              Revolving Credit Facility                                                100,000               110,000
              Term Loan                                                                300,000               300,000
              Other                                                                      3,550                 1,500
                                                                                --------------       ---------------
                                                                                       403,550               411,500
                                                                                --------------       ---------------
       Total                                                                    $    2,155,403       $     2,181,333
                                                                                ==============       ===============


On October 15, 2001, the Company made its required $75.0 million principal payment on the term loan.

NOTE 6 - STOCKHOLDERS' EQUITY

Information relating to the Company's share repurchases is set forth in the following table (in thousands):


                                                          Shares         Amount
                                                         --------       --------
Treasury stock at December 31, 2000                         9,297       $116,113
Share repurchases for the nine months
  ended September 30, 2001                                  1,602         16,445
                                                         --------       --------
Total held in treasury at September 30, 2001               10,899       $132,558
                                                         ========       ========

On April 2, 2001 the Board of Directors increased the authorization to repurchase the Company's common stock to $25.0 million. As of September 30, 2001, $13.0 million remained available to repurchase shares under this authorization.

NOTE 7 - EARNINGS PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands, except per share data):


                                                         Three Months ended September 30,
                                                 ----------------------------------------------------
                                                          2001                        2000
                                                 -----------------------     ------------------------
                                                   Basic        Diluted        Basic         Diluted
                                                 ---------     ---------     ---------      ---------
         Net income (loss)                       $  13,593     $  13,593     $     215      $     215
                                                 =========     =========     =========      =========

         Shares of common stock outstanding:
         Average number of common shares (a)        44,633        44,633        46,409         46,409
         Effect of diluted securities:
         Stock options (b)                              --           407            --             60
                                                 ---------     ---------     ---------      ---------
                                                    44,633        45,040        46,409         46,469
                                                 =========     =========     =========      =========

         Net income (loss) per share             $     .30     $     .30     $      --      $      --
                                                 =========     =========     =========      =========


                                                           Nine Months ended September 30,
                                                 ----------------------------------------------------
                                                          2001                        2000
                                                 -----------------------     ------------------------
                                                   Basic        Diluted        Basic         Diluted
                                                 ---------     ---------     ---------      ---------
         Net income (loss)                       $  34,140     $  34,140     $(124,392)     $(124,392)
                                                 =========     =========     =========      =========

         Shares of common stock outstanding:
         Average number of common shares (a)        45,190        45,190        47,044         47,044
         Effect of diluted securities:
         Stock options (b)                              --           293            --             16
                                                 ---------     ---------     ---------      ---------
                                                    45,190        45,483        47,044         47,060
                                                 =========     =========     =========      =========

         Net income (loss) per share             $     .75     $     .75     $   (2.64)     $   (2.64)
                                                 =========     =========     =========      =========


(a) The three and nine months ended September 30, 2001 and 2000 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

On February 1, 2001, the Company declared a $.04 per share dividend for the four months ended December 31, 2000 payable to shareholders of record on February 15, 2001. On April 26, 2001, the Company declared a $.03 per share dividend for the three months ended March 31, 2001 payable to shareholders of record on May 16, 2001. On July 30, 2001, the Company declared a $.03 per share dividend for the three months ended June 30, 2001 payable to shareholders of record on August 15, 2001. On November 7, 2001, the Company declared a $.03 per share dividend for the three months ended September 30, 2001 payable to shareholders of record on November 21, 2001.

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

To protect against the reduction in value of forecasted cash flows resulting from sales of natural gas over the remainder of 2001, the Company has instituted a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with swap contracts. The Company has entered into natural gas swap agreements that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis for the remainder of 2001, thus reducing the impact of natural gas price changes on future sales revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. At September 30, 2001, approximately 50% of the Company's forecasted natural gas sales for the remainder of the year were designated as the hedged items to natural gas swap agreements.

During the quarter ended September 30, 2001, the net loss from the ineffective portion of the Company's hedging instruments, which was insignificant, was recognized and included in net sales in the statement of operations.

The $2.5 million of net gains on derivative instruments included in accumulated other comprehensive income at September 30, 2001 is expected to be reclassified, along with any additional gains or losses that may be incurred after September 30, 2001, to earnings as actual natural gas sales occur during the remaining three months of 2001.

NOTE 9 - OTHER ITEMS AND EVENTS

On September 23, 2001, an explosion and fire occurred at one of the Company's coal mines. The quarter ended September 30, 2001 includes a $10.8 million pre-tax charge related to this accident. The charge principally includes cost and expenses associated with the accident and the idling of the mine that are not expected to be covered by insurance. Additionally, revenues in the quarter ended September 30, 2001 include a federal excise tax refund credit of $11.2 million related to coal export sales in prior years.

NOTE 10 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):


                                                           Three months ended
                                                              September 30,
                                                        ------------------------
                                                           2001           2000
                                                        ---------      ---------
       Sales and revenues:
         Homebuilding and Financing                     $ 119,468      $ 117,747
         Industrial Products                              209,305        239,359
         Energy Services                                   94,559         89,812
         Natural Resources                                 69,597         72,517
         Other                                              3,202          2,672
                                                        ---------      ---------
           Sales and revenues                           $ 496,131      $ 522,107
                                                        =========      =========

       Operating income (a) :
         Homebuilding and Financing                     $  14,580      $   7,028
         Industrial Products                               15,635         25,766
         Energy Services                                    5,509          2,188
         Natural Resources                                  6,049        (10,547)
                                                        ---------      ---------
           Operating income (loss)                         41,773         24,435
         Less: General corporate expense                    7,544         11,467
               Senior debt interest expense                 7,741         10,962
                                                        ---------      ---------
         Income (loss) before tax (expense) benefit        26,488          2,006
         Income tax (expense) benefit                     (12,895)        (1,791)
                                                        ---------      ---------
           Net income (loss)                            $  13,593      $     215
                                                        =========      =========

       Depreciation:
         Homebuilding and Financing                     $   1,098      $   1,134
         Industrial Products                                9,130          9,572
         Energy Services                                    1,682          1,708
         Natural Resources                                  2,907          5,567
         Other                                                991            973
                                                        ---------      ---------
           Total                                        $  15,808      $  18,954
                                                        =========      =========


(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows
      (in thousands):

                                                           Three months ended
                                                              September 30,
                                                        ------------------------
                                                           2001           2000
                                                        ---------      ---------
         Homebuilding and Financing                     $   4,226      $   4,371
         Industrial Products                                2,650          2,648
         Energy Services                                    2,139          2,139
         Natural Resources                                     --            143
         Other                                                267            267
                                                        ---------      ---------
                                                        $   9,282      $   9,568
                                                        =========      =========


                                                              Nine months ended
                                                                September 30,
                                                        ----------------------------
                                                            2001             2000
                                                        -----------      -----------
       Sales and revenues:
         Homebuilding and Financing                     $   349,115      $   359,612
         Industrial Products                                625,150          664,590
         Energy Services                                    292,675          281,836
         Natural Resources                                  203,039          174,292
         Other                                                6,154           14,137
                                                        -----------      -----------
           Sales and revenues                           $ 1,476,133      $ 1,494,467
                                                        ===========      ===========

       Operating income (a) :
         Homebuilding and Financing                     $    39,736      $    29,246
         Industrial Products                                 48,024           49,231
         Energy Services                                     20,327           14,395
         Natural Resources                                    9,502         (189,759)
                                                        -----------      -----------
           Operating income (loss)                          117,589          (96,887)
         Less:  General corporate expense                    23,864           30,056
                Senior debt interest expense                 28,162           33,564
                                                        -----------      -----------
         Income (loss) before tax (expense) benefit          65,563         (160,507)
         Income tax (expense) benefit                       (31,423)          36,115
                                                        -----------      -----------
           Net income (loss)                            $    34,140      $  (124,392)
                                                        ===========      ===========

       Depreciation:
         Homebuilding and Financing                     $     3,247      $     3,292
         Industrial Products                                 27,692           25,522
         Energy Services                                      4,808            5,235
         Natural Resources                                    8,721           19,366
         Other                                                2,927            2,598
                                                        -----------      -----------
           Total                                        $    47,395      $    56,013
                                                        ===========      ===========


(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows
      (in thousands):

                                                              Nine months ended
                                                                September 30,
                                                        ----------------------------
                                                            2001             2000
                                                        -----------      -----------
         Homebuilding and Financing                     $    12,769      $    13,483
         Industrial Products                                  7,858            7,886
         Energy Services                                      6,417            6,417
         Natural Resources                                       --           (8,314)
         Other                                                  795            8,181
                                                        -----------      -----------
                                                        $    27,839      $    27,653
                                                        ===========      ===========

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net sales and revenues for the three months ended September 30, 2001 were $496.1 million, a decrease of $26.0 million from the comparable three month period in 2000. The current year included a federal excise tax refund credit of $11.2 million related to coal export sales in prior years. Excluding this credit, net sales and revenues were down $37.2 million, or 7.1%. The decrease in revenues primarily reflected decreased demand in the Company's Industrial Products segment resulting from a weakened economy and lower shipments from the Natural Resources segment resulting from large spot sales of excess coal inventories in the prior year. These declines were partially offset by an increase in time charges of $3.0 million in the Homebuilding and Financing segment principally as the result of higher prepayments and higher coal selling prices in the Natural Resources segment.

Cost of sales, exclusive of depreciation, of $337.1 million was 80.3% of net sales in the 2001 period versus $378.0 million and 81.9% of net sales in the comparable period of 2000. Cost of sales decreased in the current period primarily due to decreased sales. The decrease in cost of sales as a percentage of net sales reflects lower material costs at U.S. Pipe and Jim Walter Homes, lower storage costs and reduced overhead at AIMCOR, and improved productivity and cost reduction efforts in all business segments. These improvements were partially offset by higher product costs for petcoke and aluminum, higher labor costs at U.S. Pipe and higher material costs at Sloss.

Depreciation for the three months ended September 30, 2001 was $15.8 million, a decrease of $3.1 million from the same period in 2000. This decrease was primarily attributable to accelerated depreciation on certain assets during the prior year period.

Selling, general and administrative expenses of $50.1 million were 10.1% of net sales and revenues in the 2001 period, compared to $48.9 million and 9.4% in 2000. The increase was primarily due to higher losses on sales of repossessed homes as Mid-State Homes actively sold repossessed home inventories at lower values in anticipation of continued economic weaknesses.

Interest and amortization of debt expense was $41.0 million for the three months ended September 30, 2001, as compared to $47.8 million in the same period of 2000. The average rate of interest for the three months ended September 30, 2001 was 7.3% as compared to 8.1% for the three months ended September 30, 2000. The prime rate of interest was a range from 6.3% to 6.8% in the current year period compared to 9.5% for the same period in 2000.

The Company's effective tax rate for the three months ended September 30, 2001 and 2000 differed from the federal statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition) which is not deductible for tax purposes, the utilization of certain federal tax credits, and the effect of state and local income taxes.

Net income for the three months ended September 30, 2001 was $13.6 million compared to $0.2 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $.30 compared to break even in the 2000 period. In addition to the $11.2 million federal excise tax refund credit, the current period included a $10.8 million pre-tax charge related to the coal mining accident at Jim Walter Resources. This charge principally includes costs and expenses associated with the accident and the idling of Mine No. 5 that are not expected to be covered by insurance. The prior year results included pre-tax restructuring charges totaling $11.4 million of which $5.2 million related to executive and other personnel severance and $6.2 million was attributable to the restructuring of AIMCOR'S European operations. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

Net sales and revenues were $119.5 million for the three months ended September 30, 2001, an increase of $1.7 million from the quarter ended September 30, 2000. During the three months ended September 30, 2001, revenues increased principally due a $3.0 million increase in time charge income principally associated with higher prepayments. The average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models. Offsetting these positives was a decline in unit completions.


                     --------------------------------- ------------------------ -------------------------
                                                         Three months ended        Three months ended
                                                         September 30, 2001        September 30, 2000
                     --------------------------------- ------------------------ -------------------------
                     Homes Completed                             1,020                    1,072
                     --------------------------------- ------------------------ -------------------------
                     Average Net Selling Price                 $60,200                  $57,200
                     --------------------------------- ------------------------ -------------------------

The prepayment rate increased to 6.2% for the quarter ended September 30, 2001 compared to 4.5% for the quarter ended September 30, 2000.

The estimated backlog of homes to be constructed at September 30, 2001 was $116.9 million compared to $99.0 million at December 31, 2000 and $108.0 million at September 30, 2000. Due to more aggressive marketing efforts, gross sales of new construction contracts for the first nine months of the year increased 8.6%, which is expected to translate into higher unit completions and revenues in the fourth quarter of 2001 and the first quarter of 2002.

Operating income was $14.6 million for the three months ended September 30, 2001 compared to $7.0 million in the prior year period. The $7.6 million increase was principally caused by the $3.0 million increase in time charges, a reduction in net interest costs associated with the instalment note portfolio, higher average net selling prices and improved operating margins, attributable to lower material costs and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

INDUSTRIAL PRODUCTS

Net sales and revenues were $209.3 million for the three months ended September 30, 2001, a decrease of $30.1 million from the $239.4 million for the three months ended September 30, 2000. Recent weakness in the domestic steel industry, caused by competition from foreign suppliers and a slower economy, has significantly impacted sales at Sloss. Sloss' revenues decreased by $2.8 million from the comparable period a year earlier, principally due to reduced sales of furnace coke. JW Aluminum's revenues declined $9.4 million from the year earlier period, principally due to lower shipments as a result of reduced demand for its fin stock products used in air conditioners. The current economic downturn has also resulted in decreased shipments at U.S. Pipe principally due to customers delaying construction and water projects.

The order backlog for U.S. Pipe at September 30, 2001 was $91.4 million compared to $94.0 million at September 30, 2000 and $82.0 million at December 31, 2000.

Operating income of $15.6 million for the third quarter of 2001 was down $10.1 million from the $25.8 million for the three months ended September 30, 2000. Sloss' operating income declined $1.6 million from last year due to lower demand for furnace coke. JW Aluminum's operating income declined $6.3 million, due to reduced demand for fin stock products. In response to this lower demand for fin stock products, production levels have been reduced and the production mix has been changed to emphasize building products, where demand is better but margins are lower. Lower material costs, cost reductions and improved productivity at U.S. Pipe helped mitigate the effect of lower volumes and higher labor costs on operating income.

ENERGY SERVICES

Net sales and revenues were $94.6 million for the three months ended September 30, 2001, an increase of $4.7 million from the three months ended September 30, 2000. Operating income of $5.5 million, was $3.3 million above the prior year period. However, excluding the $6.2 million of restructuring charges in the prior year, operating income declined $2.9 million. This decline is primarily due to lower margins on petroleum coke sales as well as weaker performance by the metals additive business which continues to be impacted by the distressed domestic steel industry. Offsetting these declines in performance are productivity improvements and cost reductions including restructuring of the European operations, lower storage costs and reduced overhead.

NATURAL RESOURCES

Net sales and revenues were $69.6 million for the three months ended September 30, 2001, a decrease of $2.9 million from the $72.5 million in the prior year period. Excluding the federal excise tax refund credit of $11.2 million, net sales and revenues were down $14.1 million. This is attributable to a $23.5 million decline in coal shipments partially offset by in increase in average coal selling prices.


           -------------------------------------------------------- ------------------------- ------------------------
                                                                       Three months ended       Three months ended
                                                                       September 30, 2001       September 30, 2000
           -------------------------------------------------------- ------------------------- ------------------------
           Average Natural Gas Selling Price (per MCF)                       $ 4.01                   $ 4.13
           -------------------------------------------------------- ------------------------- ------------------------
           Number of Natural Gas Wells                                         369                      332
           -------------------------------------------------------- ------------------------- ------------------------
           Average Coal Selling Price (per ton)                              $34.77                   $27.44
           -------------------------------------------------------- ------------------------- ------------------------
           Tons of Coal Sold                                              1.3 million               2.2 million
           -------------------------------------------------------- ------------------------- ------------------------

For the three months ended September 30, 2001, Natural Resources had operating income of $6.0 million. Excluding both the impact of the mining accident and the gain from excise tax refund claims, operating income was $5.7 million in the 2001 period compared to an operating loss of $10.5 million for the quarter ended September 30, 2000. The improvement in operating income was principally driven by higher coal selling prices and a 12% decline in average production costs from productivity enhancements and successful cost reduction efforts in the mining operation.

GENERAL CORPORATE EXPENSES

General corporate expenses were $7.5 million during the three months ended September 30, 2001 compared to $11.5 million for the three months ended September 30, 2000. This decline is principally attributable to the executive severance during the prior year period.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net sales and revenues for the nine months ended September 30, 2001 were $1.48 billion, a 1.2% decline from the comparable nine month period in 2000. Revenue growth within the Energy Services and Natural Resources segments and at U.S. Pipe was partially offset by declines in unit sales of homes and lower demand for furnace coke and aluminum products. Miscellaneous income decreased $6.1 million, primarily because of non-recurring revenues from life insurance policies of $8.8 million in the prior year. Additionally, the current year includes the federal excise tax refund credit of $11.2 million related to coal export sales in prior years.

Cost of sales, exclusive of depreciation, of $1.03 billion was 80.5% of net sales in the 2001 period versus $1.06 billion and 81.4% of net sales in the comparable period of 2000. The prior year included approximately $13.2 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products and Natural Resources segments. Excluding these charges, cost of sales as a percent of net sales was relatively flat. Higher gross profit margins were driven by cost reductions and productivity improvements, including lower materials cost for homebuilding, lower scrap iron cost for U.S. Pipe, lower storage costs and reduced overhead at AIMCOR and lower production costs at Jim Walter Resources. Offsetting these improvements were lost fixed cost absorption in some of the Industrial Products businesses, higher product costs for petcoke and aluminum, higher energy and labor costs at U.S. Pipe and higher material costs at Sloss.

Depreciation for the nine months ended September 30, 2001 was $47.4 million, a decrease of $8.6 million from the same period in 2000. This decrease was primarily attributable to a lower depreciable asset base resulting from the $166.7 million asset impairment charge to the Company's coal mining assets taken in May 2000.

Selling, general and administrative expenses of $148.2 million were 10.0% of net sales and revenues in the 2001 period, compared to $169.4 million and 11.3% in 2000. The prior year included charges of $11.4 million, primarily for an increase in the provision for losses on trade receivables within the Energy Services segment, and increased workers compensation expense. Productivity improvement programs implemented in the last twelve months, including the restructuring of the European operations in the Energy Services segment and headcount reductions at the corporate headquarters and homebuilding, have contributed to additional reductions in selling, general and administrative expenses.

Interest and amortization of debt expense was $131.2 million for the nine months ended September 30, 2001, as compared to $142.5 million in the same period of 2000. The average rate of interest was 7.7% for the nine months ended September 30, 2001 compared to 8.0% for the nine months ended September 30, 2000. The prime rate of interest was a range from 6.3% to 9.0% in the current year period compared to a range of 8.5% to 9.5% in 2000.

The Company's effective tax rate for the nine months ended September 30, 2001 differed from the federal statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition) which is not deductible for tax purposes, the utilization of certain federal tax credits, and the effect of state and local income taxes. The effective tax rate for the nine months ended September 30, 2000 differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, the effect of state and local income taxes, recording of a valuation allowance associated with certain tax benefits which are not likely to be realized, the recognition of a tax reserve for the loss of certain tax litigation relating to leveraged buyout costs and the effect of a gain from an executive life insurance policy which is not subject to income taxes.

Net income for the nine months ended September 30, 2001 was $34.1 million compared to a net loss of $124.4 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $.75 compared to a loss of $2.64 per share in the 2000 period. In addition to the $11.2 million federal excise tax credit, the current period included the $10.8 million pre-tax charge related to the coal mining accident at Jim Walter Resources. Prior year results also included pre-tax restructuring and impairment charges of $179.3 million. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

Net sales and revenues were $349.1 million for the nine months ended September 30, 2001, a decrease of $10.5 million from the quarter ended September 30, 2000. During the nine months ended September 30, 2001, revenues decreased as the Company completed fewer homes, but this was partially offset by an increase in the average net selling price.


                     --------------------------------- ------------------------ -------------------------
                                                          Nine months ended        Nine months ended
                                                         September 30, 2001        September 30, 2000
                     --------------------------------- ------------------------ -------------------------
                     Homes Completed                             2,942                    3,239
                     --------------------------------- ------------------------ -------------------------
                     Average Net Selling Price                 $59,200                  $57,600
                     --------------------------------- ------------------------ -------------------------

Additionally, time charge income increased $3.5 million as the prepayment rate increased to 5.9% for the nine months ended September 30, 2001 compared to 4.9% for the comparable period in the prior year.

Operating income was $39.7 million for the nine months ended September 30, 2001 compared to $29.2 million in the prior year period. The $10.5 million increase was principally caused by the increase in the time charge income, a reduction in net interest cost associated with the instalment note portfolio, higher average net selling prices and improved operating margins attributable to lower materials costs and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

INDUSTRIAL PRODUCTS

Net sales and revenues were $625.2 million for the nine months ended September 30, 2001, a decrease of $39.4 million from the $664.6 million for the nine months ended September 30, 2000. This decrease is due to primarily to declines in shipments at Sloss and JW Aluminum. Sloss' revenues decreased by $17.2 million from the comparable period a year earlier, principally due to reduced sales of furnace coke. JW Aluminum also experienced lower shipments principally due to the slowing economy and lower demand for its fin stock products used in air conditioners. However, compared to the nine months ended September 30, 2000, U.S. Pipe revenues were up 3% as shipments of fittings products increased and the average selling price per ton for pipe products also increased.

Operating income of $48.0 million for the nine months ended September 30, 2001 was down $1.2 million from the $49.2 million for the nine months ended September 30, 2000. The 2000 period included $16.4 million of charges in the Industrial Products segment taken in the second quarter primarily for inventory obsolescence write-offs and environmental liabilities. Excluding these charges, operating income at U.S. Pipe improved 9%, reflecting higher volume and improved pricing for it's ductile iron pipe products. Higher energy and labor costs at U.S. Pipe of approximately $7.8 million were offset by a $7.8 million reduction in scrap iron costs. However, positive results at U.S. Pipe were offset by decreases in operating income at JW Aluminum and Sloss, where declines in demand for their products, primarily fin stock and furnace coke, were the primary drivers for poor performance.

ENERGY SERVICES

Net sales and revenues were $292.7 million for the nine months ended September 30, 2001, an increase of $10.8 million from the nine months ended September 30, 2000. The increase is primarily due to increased prices and a change in sales mix offset by a decline in volume. Operating income of $20.3 million, was $5.9 million above the prior year period due to ongoing productivity improvements, along with cost reductions associated with last year's restructuring of its European operations and a higher provision for losses on trade receivables in the prior year. These improvements were offset by lower margins, as well as weaker performance by the metals additive business.

NATURAL RESOURCES

Net sales and revenues were $203.0 million for the nine months ended September 30, 2001, an increase of $28.7 million from the $174.3 million in the prior year period. Excluding the federal excise tax refund credit of $11.2 million, net sales and revenues increased $17.5 million. This improvement is primarily attributable to an increase in natural gas revenues, which rose $13.8 million, resulting primarily from an increase in average selling price. Additionally, coal revenues rose $3.7 million primarily due to an increase in average coal selling prices, which was partially offset by a slight decrease in tons of coal sold.


           -------------------------------------------------------- ------------------------- ------------------------
                                                                       Nine months ended         Nine months ended
                                                                       September 30, 2001       September 30, 2000
           -------------------------------------------------------- ------------------------- ------------------------
           Average Natural Gas Selling Price (per MCF)                       $ 5.24                   $ 3.34
           -------------------------------------------------------- ------------------------- ------------------------
           Average Coal Selling Price (per ton)                              $30.15                   $28.23
           -------------------------------------------------------- ------------------------- ------------------------
           Tons of Coal Sold                                              4.8 million               5.0 million
           -------------------------------------------------------- ------------------------- ------------------------

For the nine months ended September 30, 2001, Natural Resources had operating income of $9.5 million, compared to an operating loss of $189.8 million for the nine months ended September 30, 2000. Excluding both the impact of the mining accident and the gain from excise tax refund claims operating income was $9.1 million in the 2001 period. The loss in the prior year period included pre-tax restructuring, impairment and other charges of $164.3 million. Excluding these charges, the improvement in operating income was principally driven by significant increases in natural gas prices, increased coal selling prices and a 7% decline in average production costs from improved productivity and successful cost reduction efforts in the mining operation.

GENERAL CORPORATE EXPENSES

General corporate expenses were $23.9 million during the nine months ended September 30, 2001 compared to $30.1 million for the nine months ended September 30, 2000. The prior year includes $4.9 million of restructuring costs principally associated with executive severance. Excluding these charges, the decline is principally attributable to cost reduction efforts, including a reduction in headcount and other expenses at the corporate office.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 2000, total debt has decreased by $25.9 million. During the nine month period ended September 30, 2001, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement totaled $266.0 million. Payments on the mortgage-backed/asset-backed notes amounted to $284.0 million. Other senior debt decreased by $8.0 million. Since September 30, 2000 total debt has decreased by $125.5 million. Subsequent to period end, on October 15, 2001 the Company made its required $75.0 million principal payment on the term loan.

At September 30, 2001 borrowings under the Revolving Credit Facility totaled $100.0 million. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At September 30, 2001 letters of credit with a face amount of $64.2 million were outstanding.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries is required to maintain specified financial ratios and comply with certain financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of at least 2.50-to-1 and (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of not more than 3.75-to-1. The Company was in compliance with these covenants at September 30, 2001.

The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at September 30, 2001.

Cash and cash equivalents were approximately $18.5 million at September 30, 2001. Operating cash flows for the nine months ended September 30, 2001 together with issuance of long-term debt under the Mid-State Trust IX Variable Funding Loan Agreement were primarily used for payments on the mortgage-backed/asset-backed notes, capital expenditures, dividends and to purchase 1.6 million shares of common stock under the stock repurchase program.

Cash provided by operating activities for the nine months ended September 30, 2001, was $111.6 million, principally reflecting operating income for the period and non-cash charges for depreciation and amortization, offset by an increase in working capital. The increase in working capital primarily reflected higher receivables levels at U.S. Pipe from increased sales.

Because the Company's operating cash flow is significantly influenced by the general economy and, in particular, levels of domestic construction activity, current results should not necessarily be used to predict the Company's liquidity, capital expenditures, investment in instalment notes receivable or results of operations.

Capital expenditures totaled $54.5 million in the nine months ended September 30, 2001. These capital expenditures reflect the Company's ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at September 30, 2001 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2001 will approximate $70-80 million. Actual expenditures in 2001 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

In the nine months ended September 30, 2001, the Company repurchased $16.4 million of its Common Stock. On April 2, 2001 the Board of Directors increased the authorization to repurchase the Company's common stock to $25.0 million. As of September 30, 2001, $13.0 million remained available for share repurchases under this authorization.

The Board of Directors approved a $0.04 per share dividend payable March 15, 2001 to shareholders of record on February 15, 2001. The $0.04 per share dividend reflects a one-time, non-recurring adjustment to the Company's regular dividend rate of $0.03 per share because of a one-time dividend reporting period of four months due to the change in fiscal year end. On April 26, 2001, the Board of Directors declared a $0.03 per share dividend payable to shareholders of record on May 16, 2001. On July 30, 2001, the Company declared a $0.3 per share dividend for the three months ended June 30, 2001 payable to shareholders of record on August 15, 2001. On November 7, 2001, the Company declared a $.03 per share dividend for the three months ended September 30, 2001 payable to shareholders of record on November 21, 2001.

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

On November 9, 2001, Mid-State Trust X issued $394.1 million in Asset Backed Note under its shelf issuance. The net proceeds from the transaction will be used to repay borrowings under the Company's Mid-State Trust IX warehouse facility, and will provide more than $50 million of liquidity for general corporate purposes.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its existing Credit Facilities, the Trust IX Variable Funding Loan Agreement, and any future financing requirements.

The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings and (ii) the impact of interest rate movements on its ability to meet interest rate expense requirements and comply with financial covenants. The Company has historically managed interest rate risk through the periodic use of interest rate hedging instruments. There were no such instruments outstanding at September 30, 2001. While the Company can not predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

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

In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and the purchase and the sale of natural gas. The Company may occasionally utilize derivative financial instruments to manage certain of these exposures where it considers it practical to do so. In the first quarter of 2001, the Company entered into a commodity swap to hedge anticipated sales of natural gas. At September 30, 2001, the Company had outstanding commodity swaps with a notional amount of approximately 1.2 million cubic feet. These commodity swaps, which cover the period from October through December of 2001, provide for the Company to receive a weighted average fixed price of approximately $5.38 per MMBTU and to pay a variable price that is substantially the same as the price to be received by the Company from its sales contract with Southern Natural Gas. For further information about the Company's use of derivative instruments, see
Note 8 of "Notes to Consolidated Financial Statements."

The Company is also subject to a limited amount of foreign currency risk, but does not currently engage in any significant foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Tangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. As of September 30, 2001, Walter had $425.3 million of goodwill, net of accumulated amortization of $548.3 million. The Company estimates the adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $29.0 million of annual goodwill amortization. However, the Company is in the process of analyzing the effect of applying this new standard.

In June 2001, the Financial Accounting Standards Board issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity's fiscal year. The Company is in the process of analyzing any potential effect of applying this new standard.

In August 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets". This Statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment." This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing any potential effect of applying this new standard.

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

         None

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




Date:  November 14, 2001