Form 10-K405/A
period 2000-12-31
WALTER INDUSTRIES INC /NEW/
filed 2002-01-28
CIK 837173

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

          4211 W. BOY SCOUT BOULEVARD
                TAMPA, FLORIDA                                        33607
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (813) 871-4811

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
              -------------------                     ------------------------------------
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

    Number of shares of common stock outstanding as of March 5, 2001: 45,769,092

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company to be held April 26, 2001 are incorporated by reference in Part III of this Form 10-K/A.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

    This Amendment No. 1 on Form 10-K/A is being filed with respect to the Company's Annual Report on Form 10-K for the seven months ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on March 20, 2001 (the "Form 10-K"). This amendment is being filed as the result of a restatement for certain accounting policy changes, collectively referred to as the "revised accounting policies" as more fully described in Note 2 of "Notes to Consolidated Financial Statements." This amendment includes certain revised disclosures, adjustments and reclassifications to the Company's consolidated financial statements and notes thereto for the seven months ended December 31, 2000, and each of the three years in the period ended May 31, 2000 in certain areas such as accounting policies, instalment notes, allowance for losses, time charge income, and houses held for resale. The principal differences result from a change in the method of recognizing time charge income from the straight-line method to the interest method, which also has a related impact on the allowance for losses. The changes are reflected in the Homebuilding and Financing segment.

    The Form 10-K, as amended hereby, continues to speak as of the date of the original Form 10-K and other disclosures have not been updated to speak to any later date. Any items in the original Form 10-K that are not expressly changed hereby shall be as set forth in the original Form 10-K. All information contained in this Amendment No. 1 and the original Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the original Form 10-K.

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

(b) Industry Segments

    The Company's industry segment information for the last four fiscal periods is included in Note 19 of "Notes to Consolidated Financial Statements" included herein.

HOMEBUILDING AND FINANCING

    For the transition period ended December 31, 2000, and the three years ended May 31, 2000, 1999 and 1998 net sales and revenues restated for this segment amounted to $277.8 million, $481.0 million, $447.3 million and $442.5 million, respectively.

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

                                                                       PERCENT OF UNIT SALES
                                                        ----------------------------------------------------
                                                         UNITS                VARIOUS      90%
FISCAL PERIOD                                            BUILT      SHELL      STAGES    COMPLETE   MODULAR
- -------------                                           --------   --------   --------   --------   --------
Transition period ended December 31, 2000.............   2,488         7%        9%         63%        21%
Fiscal year ended May 31, 2000........................   4,396         7         9          69         15
Fiscal year ended May 31, 1999........................   3,737        12         9          75          4
Fiscal year ended May 31, 1998........................   3,702        13         7          80         --

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

Mid-State Homes, Inc.

    MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes from JWH on conventionally-built homes constructed and sold by Jim Walter Homes. MSH funds its purchase of these mortgage instalment notes using various special-purpose business trusts organized by it for that purpose. These business trusts acquire the mortgage instalment notes using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes and MSH's beneficial interests secure the borrowings of these trusts. These borrowings are non-recourse to the Company. (For additional information on the trusts and their related borrowings, see Note 12 of "Notes to Consolidated Financial Statements.")

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

ITEM 2. DESCRIPTION OF PROPERTY

    The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

                                                                                 SQUARE FOOTAGE
                                                                      LAND     -------------------
     FACILITY/LOCATION           PRINCIPAL PRODUCTS/OPERATIONS      ACREAGE     LEASED     OWNED
- ----------------------------  ------------------------------------  --------   --------   --------
CORPORATE
  Tampa, FL.................  Corporate headquarters                     14               149,000

HOMEBUILDING AND FINANCING
  Tampa, FL.................  Administrative headquarters for
                                homebuilding, financing                                    59,000
  Laurinburg, NC............  Modular homes                              26               245,000

INDUSTRIAL PRODUCTS
U. S. Pipe
  Birmingham, AL............  Administrative headquarters                 6               122,000
  Bessemer, AL..............  Ductile iron pipe                         169               648,000
  N. Birmingham, AL.........  Ductile iron pipe                          77               360,000
  Union City, CA............  Ductile iron pipe                          70               122,000
  Burlington, NJ............  Ductile iron pipe                         109               329,000
  Chattanooga, TN...........  Fittings, valves & hydrants                91               659,000
  Anniston, AL..............  Gray & ductile iron castings               21               240,000
JW Aluminum
  Mt. Holly, SC.............  Rolled aluminum sheet & foil               44               405,000
Sloss
  Birmingham, AL............  Administrative headquarters                                  12,000
  Birmingham, AL............  Furnace & foundry coke battery            511               148,000
  Birmingham, AL............  Slag fiber                                  5                63,000
  Birmingham, AL............  Synthetic chemicals                         5                63,000
  Ariton, AL................  Specialty chemicals                        53                 7,000

ENERGY SERVICES
  Stamford, Connecticut.....  Administrative headquarters                       19,000
  Gulf Coast (Texas)........  Petcoke                                   153                67,000
  West Coast (California)...  Petcoke                                    31      3,000    321,000
  International.............  Petcoke, fluorspar, ferrovanadium
                              and ferromolybdenum                        40    122,000     30,000
  Aurora, IN................  MPM blends and acid grade fluorspar         4                46,000
  Bridgeport, AL............  Ferrosilicon special, FeSi and high
                                purity FeSi                              49               177,000
  Pittsburgh, PA............  Sales office                                       8,000
  Birmingham, AL............  Sales office                                       1,000

NATURAL RESOURCES
  Brookwood, AL.............  Administrative headquarters                                  42,000
  Brookwood, AL.............  Central shop, supply center and
                              training center                                             128,000
  Brookwood, AL.............  Real estate                             7,283
  Brookwood, AL.............  Coal mines                             45,970               632,000

    Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 181 million tons as of December 31, 2000.

    A summary of mineral reserves is as follows:

         ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF DECEMBER 31, 2000
                             (IN THOUSANDS OF TONS)

                                   RESERVES(2)               CLASSIFICATIONS(3)      TYPE(4)       JWR'S INTEREST      QUALITY(6)
                        ---------------------------------   ---------------------   ---------   --------------------   ----------
                                                                                      STEAM
                                                                                     (S) OR
                                                                                    METALLUR-
MINING PROPERTY          TOTAL     ASSIGNED   UNASSIGNED    MEASURED    INDICATED   GICAL (M)    OWNED     LEASED(5)   VOLATILITY
- ---------------         --------   --------   -----------   ---------   ---------   ---------   --------   ---------   ----------
No. 3 Mine(9).........       --         --          --            --         --                      --          --          --
No. 4 Mine............   63,186     63,186          --        55,507      7,679        S/M        6,742      56,444       24-30%
No. 5 Mine............   18,105     18,105          --        17,998        107        S/M       16,640       1,465       22-23%
No. 7 Mine(9).........   99,826     99,826          --        79,098     20,728        S/M       11,546      88,280       19-23%
                        -------    -------      ------       -------     ------                  ------     -------
                        181,117    181,117                   152,603     28,514                  34,928     146,189
Bessie(10)............   24,919         --      24,919        14,880     10,039         --          658      24,261
                        -------    -------      ------       -------     ------                  ------     -------
TOTAL.................  206,036    181,117      24,919       167,483     38,553                  35,586     170,450
                        =======    =======      ======       =======     ======                  ======     =======

                          QUALITY(6)
                        -------------------   -----------------------------------------

                                    BTU/LB
MINING PROPERTY          SULF.      MAF(8)     2000T       2000       1999       1998
- ---------------         --------   --------   --------   --------   --------   --------
No. 3 Mine(9).........     --           --        --        131        864      1,974
No. 4 Mine............    .75       15,625     1,245      2,255      1,878      2,194
No. 5 Mine............    .76       15,625     1,054      1,956      1,662      1,495
No. 7 Mine(9).........    .66       15,625     1,146      2,217      2,357      2,449

Bessie(10)............                            --         --         --         --
                                               -----      -----      -----      -----
TOTAL.................                         3,445      6,559      6,761      8,112
                                               =====      =====      =====      =====

- ----------------------------------

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

 (9) In February 1999 a decision was made to shut down No. 3 Mine. All of No. 3 Mine reserves were re-assigned to No. 7 Mine.

 (10) Bessie Mine suspended operations in August 1988.

ITEM 3. LEGAL PROCEEDINGS

    See Item 1--Business on pages 2 through 10 and Notes 11 and 17 of "Notes to Consolidated Financial Statements" included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on October 19, 2000, the following proposals were submitted to the Stockholders:

    1.  The election of the following directors:

                                                                         BROKER
                                                                          NON-
DIRECTOR                                          FOR       WITHHELD     VOTES
- --------                                       ----------   ---------   --------
D. N. Boyce..................................  41,600,856   1,145,090      0
P. Golkin....................................  41,594,997   1,150,949      0
S. C. Nuttall................................  41,591,956   1,153,990      0
N. A. Springer...............................  41,598,468   1,147,478      0
M. T. Tokarz.................................  41,594,283   1,151,663      0
R. F. Amter..................................  41,599,080   1,146,866      0
H. L. Clark, Jr..............................  41,598,663   1,147,283      0
J. L. Johnson................................  41,600,010   1,145,936      0
W. W. Robinson...............................  41,599,208   1,146,738      0

    2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the fiscal year ending May 31, 2001: For, 42,683,590; Against, 46,699; Abstain, 15,657; and
       Broker Non-Votes, 0.

    3. A stockholder proposal to liquidate the Company: For, 8,592,248; Against, 31,311,604; Abstain, 50,864; and Broker Non-Votes, 2,791,230.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

NAME                     AGE                                 OFFICE
- ----                   --------   ------------------------------------------------------------
Don DeFosset.........     52      President, Chief Executive Officer
William F. Ohrt......     52      Executive Vice President, Chief Financial Officer
Ralph E. Fifield.....     55      Executive Vice President--General Manager, Manufacturing
Anthony L. Hines.....     59      Senior Vice President, Operations
Charles E. Cauthen...     42      Senior Vice President, Controller
Frank A. Hult........     49      Senior Vice President, Strategic Planning
Edward A. Porter.....     54      Senior Vice President, General Counsel and Secretary
Joseph J. Troy.......     37      Senior Vice President, Treasurer
Kimberly A. Perez....     33      Vice President, Corporate Accounting
George R. Richmond...     50      President and Chief Operating Officer of Jim Walter
                                  Resources
Gerard M. Sweeney....     38      President and Chief Executive Officer of AIMCOR
Michael Roberts......     53      Jim Walter Homes Executive Vice President and Chief
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

    WILLIAM F. OHRT was appointed Executive Vice President and Chief Financial Officer of the Company in January 2001. Prior thereto, he was Vice President, Chief Financial Officer and Assistant Secretary of Dura Automotive Systems, Inc. since December 1999. From April 1998 to December 1999, he was Vice President and Chief Financial Officer--Truck Group of Navistar International Transportation Corporation. From May 1997 to April 1998, he was Vice President--Finance of ITT Automotive Electrical Systems. From February 1979 to May 1997, he held various financial positions within AlliedSignal, Inc., culminating with the position of Vice President--Finance of AlliedSignal Turbocharging Systems (December 1995 to May 1997).

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

    EDWARD A. PORTER was appointed Senior Vice President, General Counsel and Secretary of the Company in September 2000. Since January 1996, he was Vice President--General Counsel and Secretary.

    JOSEPH J. TROY was appointed Senior Vice President and Treasurer of the Company in November 2000. Prior thereto, he was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000. From March 1998 through February 2000, he was Vice President and Treasurer of the Company. Previously, he was employed by NationsBank as Senior Vice President--Corporate Finance (1993-1998).

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

    MICHAEL ROBERTS was appointed Executive Vice President and Chief Operating Officer of Jim Walter Homes, In February 2001. From September 2000 to
February 2001 he served as an Executive Vice President. Previously, he was Senior Vice President of Field Operations with Jim Walter Homes (April 1998 to September 2000), Senior Vice President of Construction--Jim Walter Homes (August 1992 to April 1998), and Vice President of Construction since 1982.

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

                                                              TRANSITION PERIOD
                                                              ENDED DECEMBER 31,
                                                                     2000
                                                            ----------------------
                                                              HIGH          LOW
                                                            --------      --------
3 months ended August 31, 2000............................   $12.43        $7.54
4 months ended December 31, 2000..........................     8.97         6.06

                                                         YEARS ENDED MAY 31,
                                              -----------------------------------------
                                                     2000                  1999
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
1st Fiscal Quarter..........................   $13.56     $11.19     $19.19     $14.13
2nd Fiscal Quarter..........................    13.50      10.63      14.94      10.81
3rd Fiscal Quarter..........................    11.00       7.38      16.13      12.25
4th Fiscal Quarter..........................    10.81       7.50      13.56      10.38

    During the transition period ended December 31, 2000, the Company declared and paid two quarterly dividends in the amount of $.03 each per outstanding share. During fiscal 2000, three quarterly dividends of $.03 per outstanding share were declared and paid. Prior to fiscal 2000, the Registrant had never paid cash dividends on the Common Stock. Covenants contained in certain of the debt instruments referred to in Note 12 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1996 through 2000 and the transition period ended December 31, 2000, has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows and the notes thereto. All of the information presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which have been restated as described in Note 2 of "Notes to Consolidated Financial Statements," and the other information contained elsewhere in this report. The revised disclosures, adjustments and reclassifications to the Company's consolidated financial statements and notes thereto for the seven months ended December 31, 2000 and for each of the three years in the period ended May 31, 2000 pertain to certain areas such as accounting policies, instalment notes, allowance for losses, time charge income, and houses held for resale. The principal differences result from a change in the method of recognizing time charge income from the straight-line method to the interest method, which also has a related impact on the allowance for losses. These changes are reflected in the Homebuilding and Financing segment.

                                                     RESTATED
                                                    TRANSITION                                RESTATED
                                                      PERIOD       --------------------------------------------------------------
                                                       ENDED                            YEARS ENDED MAY 31,
                                                   DECEMBER 31,    --------------------------------------------------------------
                                                       2000           2000         1999         1998         1997         1996
                                                   -------------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales and revenues...........................   $1,187,915     $1,904,908   $1,900,107   $1,830,272   $1,508,250   $1,485,455
Income (loss) before extraordinary item..........        3,186       (111,003)      22,224       50,318       35,405      (81,817)
Net income (loss)................................        3,186       (111,003)      22,224       47,655       35,405      (87,221)

Basic income (loss) per share:
  Income (loss) before extraordinary item........          .07          (2.28)         .43          .93          .64        (1.60)
  Net income (loss)..............................          .07          (2.28)         .43          .88          .64        (1.71)

Number of shares used in calculation of basic
  income (loss) per share........................       46,389         48,744       51,628       53,846       54,922       50,989

Diluted income (loss) per share:
  Income (loss) before extraordinary item........          .07          (2.28)         .43          .93          .64        (1.60)
  Net income (loss)..............................          .07          (2.28)         .43          .88          .64        (1.71)
Number of shares used in calculation of diluted
  income (loss) per share........................       46,454         48,744       51,745       54,383       55,064       50,989

Gross capital expenditures.......................       49,555         81,995       83,057      107,553      101,755       83,523
Net property, plant and equipment................      480,361        474,189      640,533      672,348      568,176      541,534
Total assets.....................................    3,340,193      3,448,334    3,655,205    3,861,966    3,315,276    3,335,754
Senior debt:
Mortgage-backed/asset-backed notes...............    1,769,833      1,783,712    1,758,151    1,886,167    1,752,125    1,791,946
Other senior debt................................      411,500        495,400      555,200      595,250      313,450      419,350
Quarterly cash dividend per common share.........          .03            .03           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As more fully described in Note 2 of "Notes to Consolidated Financial Statements," on January 28, 2002, the Company restated its previously issued financial statements for certain accounting policy changes, collectively referred to as the "revised accounting policies." Accordingly, all prior period information presented herein has been restated to reflect these changes. Total assets, net instalment notes receivable, allowance for losses, equity, certain income statement amounts and net income were restated in this Form 10-K/A from amounts previously reported in the Company's Form 10-K, as filed March 20, 2001. The principal differences result from a change in the method of recognizing time charge income from the straight-line method to the interest method, which also has a related impact on the allowance for losses. These changes are reflected in the Homebuilding and Financing segment. The following discussion of operating results includes the impact of these restatements.

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 19 of "Notes to Consolidated Financial Statements" which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

SEVEN MONTHS ENDED DECEMBER 31, 2000 AND 1999

    Net sales and revenues for the seven months ended December 31, 2000 were $1.2 billion, an increase of $102.6 million, or 9.5%, above the comparable seven-month period in 1999. The increase was primarily attributable to strong volume growth in the Industrial Products, Energy Services, and

Natural Resources segments, offset by lower period-over-period coal prices and a decline in time charges (revenues received from Mid-State's instalment note portfolio).

    Cost of sales, exclusive of depreciation, of $853.6 million was 81.3% of net sales in the 2000 period versus $753.4 million and 79.2% of net sales in the comparable period of 1999. The increase in cost of sales was principally the result of higher volumes and higher energy costs. The increase in cost of sales as a percent of net sales reflects lower gross profit margins realized on coal sales due to declining coal prices, despite significant productivity improvements in mining operations. This increase was partially offset by cost reductions and productivity improvements in other business segments, lower lumber and materials cost for homebuilding and higher gross profit margins in the Energy Services segment.

    Depreciation for the seven-month transition period in 2000 was $38.4 million, a decrease of $7.0 million from the same period in 1999. This decrease was primarily attributable to lower depreciation expense resulting from the $166.7 million pretax asset impairment charge to the Company's coal mining assets taken in May 2000.

    Selling, general and administrative expenses of $112.2 million were 9.4% of net sales and revenues in the 2000 period, compared to $110.8 million and 10.2% in 1999. The increase in expenses was due to higher selling expenses from increased sales volumes, increased expenditures associated with upgrading information technology and increased professional fees, partially offset by lower expenses from cost reduction programs.

    Provision for losses on instalment notes of $5.3 million were 4.3% of time charges in the 2000 period, compared to $1.2 million and 1.0% in 1999. The increase in provision for losses was due to higher losses on the sale of repossessed properties in the 2000 period resulting from management's effort to reduce houses held in inventory at the end of the period.

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

    Net income for the seven months ended December 31, 2000 was $3.2 million compared to $16.7 million in the comparable 1999 period. The Company's diluted earnings per share in the 2000 period was $.07 compared to $.36 in the 1999 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis

    Homebuilding and Financing net sales and revenues were $277.8 million in the 2000 transition period, a decrease of $0.5 million, or 0.2%, from the 1999 seven-month period. This decrease reflects a $.4 million decline in time charge income from $122.7 million in the 1999 period, to $122.3 million in the 2000 transition period. The decrease in time charges resulted from a reduction in payoffs received in advance of maturity and a reduction in the total number of instalment note accounts, partially offset by an increase in the average balance per account in the portfolio. Partially offsetting this decline, net sales and revenues increased due to an increase in average net selling price per home sold, from $54,700 in the 1999 period to $57,900 in 2000. This price increase was itself offset by a decrease in the number of homes sold, from 2,613 units in the 1999 period to 2,488 units in 2000. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by JWH, as well as from price increases instituted in the prior year. Operating income (net of interest expense associated with Mid-State's mortgage-backed notes) was $20.4 million in the 2000 transition period, $3.7 million above the prior year period. This increase is primarily due to a 4% decline in raw material costs (primarily lumber), other cost reductions and productivity improvements and lower goodwill amortization in the 2000 period compared to 1999. These increases were partially offset by $2.7 million higher interest expense due to higher interest rates and increased borrowings, $1.0 million of restructuring charges, and the previously mentioned decline in time charges as well as the increase in provision for losses.

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

YEARS ENDED MAY 31, 2000 AND 1999

    Net sales and revenues for the year ended May 31, 2000 were $1.9 billion, relatively consistent with the prior year period. The prior year results included revenues of $18.8 million from JW Window Components, Inc. ("JWWC") which was sold in the fiscal 1999 second quarter. Fiscal 2000 revenues includes a $2.4 million non-taxable gain from an executive life insurance policy.

    Cost of sales, exclusive of depreciation, of $1.3 billion was 79.7% of net sales in the 2000 period versus $1.3 billion and 80.0% of net sales in 1999. The improvement principally resulted from higher gross profit margins realized on pipe products, petroleum coke products, chemicals and aluminum foil and sheet products, partially offset by lower gross profit margins realized on coal.

    Selling, general and administrative expenses of $212.8 million were 11.2% of net sales and revenues in the 2000 period compared to $177.2 million and 9.3% in 1999. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. ("Dream") in October 1998 and CHI in February 1999, expenditures associated with upgrading information technology capabilities, addressing Year 2000 issues, and outside consultants who were assisting the Company in identifying cost reduction opportunities.

    Provision for losses on instalment notes of $10.7 million were 4.9% of time charges in the 2000 period, compared to $9.6 million and 4.2% in 1999.

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

    Net income (loss) in the 2000 period was $(111.0) million compared to $22.2 million in 1999. Fiscal 2000 results included the $166.7 million non-cash pre-tax ($108.3 million after-tax) asset impairment charge and recognition of the fiscal 2000 first quarter loss incurred by JWR of $3.0 million pre-tax ($1.6 million after-tax) which had been deferred pending its disposition. Prior year results included an after-tax gain of $4.9 million from the sale of JWWC. The Company's diluted earnings (loss) per share in the 2000 period was ($2.28) compared to $.43 in the 1999 period. The fiscal 2000 and 1999 results reflect all of the factors discussed in the following segment analysis.

Segment Analysis

    Homebuilding and Financing sales and revenues were $481.0 million, or 7.5%, above the prior year period. The increase reflects an increase in the number of homes sold, from 3,737 units in the 1999 period to 4,396 units in 2000, combined with a higher average net selling price per home sold, from $52,000 in the 1999 period to $55,800 in 2000, partially offset by lower time charges (revenues received from Mid-State's instalment note portfolio) from $230.9 million in 1999 to $216.5 million in 2000. The increase in unit sales principally resulted from a full year contribution from Dream and CHI. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by JWH as well as from price increases instituted to compensate for higher building materials and labor costs. The decrease in time charges resulted from a reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $32.2 million (net of interest expense) was $15.3 million below the prior year period, reflecting the lower time charges and a decline in homebuilding gross profit margins due to increases in building materials and labor costs in excess of price increases realized and higher general and administrative expenses, partially offset by the increase in units sold and the average net selling price, lower interest expense in the 2000 period ($142.4 million) as compared to the prior year period ($144.2 million), and lower goodwill amortization in the 2000 period ($19.7 million) compared to 1999 ($23.3 million).

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

YEARS ENDED MAY 31, 1999 AND 1998

    Net sales and revenues for the year ended May 31, 1999 increased $69.8 million, or 3.8%, over the prior year. The increase was attributable to improved performances from all operating segments, particularly the Energy Services Group reflecting a full year contribution from AIMCOR versus eight months in the previous year, slightly offset by the disposition of JWWC during fiscal 1999. See Note 3 of "Notes to Consolidated Financial Statements" regarding the acquisition of AIMCOR and disposition of JWWC.

    Cost of sales, exclusive of depreciation, of $1.3 billion was 80.0% of net sales versus $1.2 billion and 79.0% of net sales in 1998. The percentage improvement principally reflected higher gross profit margins on pipe products, aluminum foil and sheet products, foundry coke and chemicals.

    Selling, general and administrative expenses of $177.2 million were 9.3% of net sales and revenues versus $164.5 million and 9.0% last year.

    Provision for losses on instalment notes of $9.6 million were 4.2% of time charges in the 1999 period, compared to $9.8 million and 4.2% in 1998.

    Interest and amortization of debt expense was $185.1 million versus $193.7 million in 1998 as a result of lower interest rates and lower average outstanding debt balances. The average rate of interest in 1999 was 7.6% as compared to 8.0% in 1998. The average prime rate of interest was 8.0% and 8.5% in 1999 and 1998, respectively.

    The Company's effective tax rate in 1999 and 1998 differed from the statutory tax rate primarily due to amortization of goodwill (excluding amounts related to the AIMCOR acquisition), which is not deductible for tax purposes. Additionally, in 1999, the Company's effective tax rate differed from the statutory rate as a result of a $9.8 million non-recurring tax benefit recognized on the sale of JWWC. See Note 11 of "Notes to Consolidated Financial Statements" for further discussion of income taxes.

    Net income in 1999 was $22.2 million, including an after-tax gain of $4.9 million from the sale of JWWC. This compared to net income of $47.7 million in 1998 which included a $2.7 million extraordinary loss from the write-off of unamortized debt expense related to the early repayment of a $550.0 million credit facility in conjunction with the Company's acquisition of AIMCOR (see
Note 12 of "Notes to Consolidated Financial Statements"). The Company's diluted earnings per share in 1999 were $.43 compared to $.88 in 1998 and reflects all of the factors discussed in the following segment analysis.

Segment Analysis

    Homebuilding and Financing sales and revenues increased $4.7 million, or 1.1%, over the prior year. The increase reflects a higher average net selling price, from $48,700 in 1998 to $52,000 in 1999, an increase in the number of units sold, from 3,702 units in 1998 to 3,737 units in 1999, partially offset by lower time charges (revenues received from Mid-State's instalment note portfolio), from $234.6 million in 1998 to $230.9 million in 1999. The higher average selling price primarily resulted from price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by JWH. The increase in time charges resulted from increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income of $47.6 million (net of interest expense) was virtually flat with prior year.

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

    Energy Services sales and revenues increased $75.3 million, or 26.3%, over the prior year's eight month contribution (see Note 3 of "Notes to Consolidated Financial Statements"). Operating income of $24.9 million exceeded the prior year by $3.9 million. Sales and earnings in 1999, however, were adversely impacted by a decline in U.S. and European steel production which affected pricing and demand for petroleum coke and specialty metal products, as well as from higher bulk handling costs at the Texas Gulf Coast terminals and services operations principally caused by equipment problems following intense tropical storm activity in that region during the fiscal second quarter.

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

YEARS ENDED MAY 31, 1998 AND 1997

    Net sales and revenues for the year ended May 31, 1998 were $322.0 million above the prior year, representing a 21.4% increase of which 19.0% was attributable to the acquisition of AIMCOR. In addition to the contribution from AIMCOR, the increase was the result of improved performances from all other operating groups.

    Cost of sales, exclusive of depreciation, of $1.2 billion was 79.0% of net sales in 1998 versus $977.9 million and 78.2% in 1997. The percentage increase reflected lower gross profit margins realized on pipe products, coal, methane gas, aluminum products, furnace and foundry coke, slag fiber, chemicals and window components, partially offset by improved margins on home sales.

    Selling, general and administrative expenses of $164.5 million were 9.0% of net sales and revenues in 1998 versus $145.1 million and 9.6% in 1997.

    Provision for losses on instalment notes of $9.8 million were 4.2% of time charges in the 1998 period, compared to $9.0 million and 3.9% in 1997.

    Interest and amortization of debt expense was $193.7 million in 1998 versus $179.3 million in 1997, reflecting higher outstanding debt balances primarily resulting from the AIMCOR acquisition. The average rate of interest in 1998 was 8.0%, compared to 8.1% in 1997. The prime rate of interest was 8.5% in 1998 compared to a range of 8.25% to 8.5% in 1997.

    The Company's effective tax rate in 1998 and 1997 differed from the statutory tax rate primarily due to amortization of goodwill (excluding such amount related to the AIMCOR acquisition), which is not deductible for tax purposes, and percentage depletion (see Note 11 of "Notes to Consolidated Financial Statements" for further discussion of income taxes).

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

    Net income for the year ended May 31, 1998 was $47.7 million compared to net income of $35.4 million in 1997, reflecting all of the previously mentioned factors as well as the income contribution from the Energy Services Group and lower provision for possible losses and postretirement benefits in 1998.

Segment Analysis

    Homebuilding and Financing sales and revenues were $0.4 million, or .1%, greater than the prior year. This performance reflects a 2.5% increase in the average net selling price, from $47,500 in 1997 to $48,700 in 1998, which was more than offset by a 5.1% decrease in the number of units sold, from 3,900 units in 1997 to 3,702 units in 1998. The higher average selling price is primarily attributable to price increases instituted during the year to compensate for higher building materials and labor costs. The decrease in unit sales resulted from continuing intense competition from local and regional homebuilders as well as labor shortages due to high demand for subcontractors and construction crews. Time charges (revenues received from Mid-State Homes' instalment note portfolio) increased from $231.1 million in 1997 to $234.6 million in 1998. This increase is attributable to increased payoffs received in advance of maturity and to an increase in the average balance per account in the portfolio, partially offset by a reduction in the total number of accounts. Operating income (net of interest expense) was $4.1 million greater than the prior year, reflecting the higher time charges, the increase in the average net selling price per home sold, an improved homebuilding gross profit margin and lower goodwill amortization in 1998 ($23.9 million) versus 1997 ($28.5 million), partially offset by the decrease in the number of homes sold and an increase in interest expense in 1998 ($154.6 million) as compared to the prior year ($152.1 million).

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

    During the seven month transition period ended December 31, 2000, total debt decreased by $97.8 million. During this transition period, net borrowings under the mortgage-backed notes totaled $112.0 million, while scheduled payments amounted to $125.9 million. Other senior debt decreased by $83.9 million. For descriptions of, and additional information about, the Company's debt, see Note 12 of "Notes to Consolidated Financial Statements."

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

    At December 31, 2000, the mortgage-backed notes included five issuances of publicly issued debt, providing permanent financing for instalment notes receivable purchased by Mid-State, and a warehouse facility (the "Trust V Variable Funding Loan Agreement"), providing temporary financing to Mid-State for its current purchases of instalment notes from JWH. The Trust V Variable Funding Loan Agreement covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at December 31, 2000. This agreement originally expired September 27, 2000, but through subsequent renewals was ultimately extended to February 5, 2001. On this date it was replaced by a similar facility, the Trust IX Variable Funding Loan Agreement, that was extended on terms substantially similar to those of the Trust V Variable Funding Loan Agreement, as more fully described in Note 12 of "Notes to Consolidated Financial Statements."

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

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in thousands, except per share amounts)

    The Company's quarterly amounts disclosed have been restated for the revised accounting policies described in Note 2 of "Notes to Consolidated Financial Statement." Generally, the effect of the revised accounting policies was to reduce time-charge income, which is reflected in net sales and revenues, and to increase provision for losses on instalment notes.

    The following tables present historically reported data and comparative amounts on a restated basis.

                                                           RESTATED
                                                       TRANSITION PERIOD
                                            ---------------------------------------
                                            THREE MONTHS ENDED   FOUR MONTHS ENDED
                                             AUGUST 31, 2000     DECEMBER 31, 2000
                                            ------------------   ------------------
Net sales and revenues....................       $514,347              $673,568
Gross Profit..............................         81,235               115,471
Net income (loss).........................           (599)                3,785
Diluted income (loss) per share...........           (.01)                  .08

                                                      PREVIOUSLY REPORTED
                                                       TRANSITION PERIOD
                                            ---------------------------------------
                                            THREE MONTHS ENDED   FOUR MONTHS ENDED
                                             AUGUST 31, 2000     DECEMBER 31, 2000
                                            ------------------   ------------------
Net sales and revenues....................       $513,782              $670,699
Gross Profit..............................         80,841               114,614
Net income................................              2                 3,001
Diluted income per share..................             --                   .06

                                                         RESTATED
                                                      QUARTER ENDED
                                   ----------------------------------------------------
FISCAL YEAR 2000                   AUGUST 31    NOVEMBER 30    FEBRUARY 29     MAY 31
- ----------------                   ----------   ------------   ------------   ---------
Net sales and revenues...........   $457,322      $486,921       $449,590     $ 511,075
Gross profit.....................     87,023        84,565         79,140        78,369
Net income (loss)................      9,722         7,501          2,158      (130,384)
Diluted earnings (loss) per
  share..........................        .19           .15            .04         (2.67)

                                                   PREVIOUSLY REPORTED
                                                      QUARTER ENDED
                                   ----------------------------------------------------
                                   AUGUST 31    NOVEMBER 30    FEBRUARY 29     MAY 31
                                   ----------   ------------   ------------   ---------
Net sales and revenues...........   $459,810      $487,258       $452,716     $ 509,753
Gross profit.....................     86,436        84,001         78,607        77,760
Net income (loss)................     12,081         8,454          5,061      (130,285)
Diluted earnings (loss) per
  share..........................        .24           .17            .11         (2.67)

                                                         RESTATED
                                                      QUARTER ENDED
                                   ----------------------------------------------------
FISCAL YEAR 1999                   AUGUST 31    NOVEMBER 30    FEBRUARY 28     MAY 31
- ----------------                   ----------   ------------   ------------   ---------
Net sales and revenues...........   $486,252      $513,080       $414,419     $ 486,356
Gross Profit.....................     73,739        83,692         65,797        98,241
Net income (loss)................      3,423        17,255        (12,900)       14,444
Diluted earnings (loss) per
  share..........................        .06           .34           (.25)          .28

                                                   PREVIOUSLY REPORTED
                                                      QUARTER ENDED
                                   ----------------------------------------------------
                                   AUGUST 31    NOVEMBER 30    FEBRUARY 29     MAY 31
                                   ----------   ------------   ------------   ---------
Net sales and revenues...........   $493,134      $514,954       $416,430     $ 489,625
Gross profit.....................     73,236        83,159         65,233        97,657
Net income (loss)................      9,037        19,735        (10,926)       17,752
Diluted earnings (loss) per
  share..........................        .17           .38           (.21)          .35

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

                                                          WALTER INDUSTRIES, INC.

             January 28, 2002                               /s/ WILLIAM F. OHRT
                                              ----------------------------------------------
                                                             William F. Ohrt,
                                                       EXECUTIVE VICE PRESIDENT AND
                                                        PRINCIPAL FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             January 28, 2002                              /s/ DONALD N. BOYCE*
                                              ----------------------------------------------
                                                         Donald N. Boyce, CHAIRMAN

             January 28, 2002                                /s/ DON DEFOSSET*
                                              ----------------------------------------------
                                            Don DeFosset, PRESIDENT AND CHIEF EXECUTIVE OFFICER

             January 28, 2002                              /s/ ROBERT F. AMTER*
                                              ----------------------------------------------
                                                         Robert F. Amter, DIRECTOR

             January 28, 2002                            /s/ HOWARD L. CLARK, JR.*
                                              ----------------------------------------------
                                                      Howard L. Clark, Jr., DIRECTOR

             January 28, 2002                                /s/ PERRY GOLKIN*
                                              ----------------------------------------------
                                                          Perry Golkin, DIRECTOR

             January 28, 2002                              /s/ JAMES L. JOHNSON*
                                              ----------------------------------------------
                                                        James L. Johnson, DIRECTOR

             January 28, 2002                              /s/ SCOTT C. NUTTALL*
                                              ----------------------------------------------
                                                        Scott C. Nuttall, DIRECTOR

             January 28, 2002                             /s/ WAYNE W. ROBINSON*
                                              ----------------------------------------------
                                                        Wayne W. Robinson, DIRECTOR

             January 28, 2002                              /s/ NEIL A. SPRINGER*
                                              ----------------------------------------------
                                                        Neil A. Springer, DIRECTOR

             January 28, 2002                             /s/ MICHAEL T. TOKARZ*
                                              ----------------------------------------------
                                                        Michael T. Tokarz, DIRECTOR

             January 28, 2002                               /s/ WILLIAM F. OHRT
                                              ----------------------------------------------
                                               William F. Ohrt, EXECUTIVE VICE PRESIDENT AND
                                                        PRINCIPAL FINANCIAL OFFICER

             January 28, 2002                             /s/ CHARLES E. CAUTHEN
                                              ----------------------------------------------
                                                Charles E. Cauthen, SENIOR VICE PRESIDENT,
                                                CONTROLLER AND PRINCIPAL ACCOUNTING OFFICER

                  * By:
            Charles E. Cauthen
             ATTORNEY-IN-FACT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

  Report of Independent Certified Public Accountants........  F-2

  Restated Consolidated Balance Sheets--December 31, 2000,
    May 31, 2000, and May 31, 1999..........................  F-3

  Restated Consolidated Statements of Operations for the
    Seven Months Ended December 31, 2000 and the Three
    Years Ended May 31, 2000................................  F-4

  Restated Consolidated Statements of Changes in
    Stockholders' Equity for the Seven Months Ended
    December 31, 2000 and the Three Years Ended May 31,
    2000....................................................  F-5

  Restated Consolidated Statements of Cash Flows for the
    Seven Months Ended December 31, 2000 and the Three
    Years Ended May 31, 2000................................  F-6

  Restated Notes to Consolidated Financial Statements.......  F-7

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

    As discussed in Note 2, the Company has restated its method of accounting for revenue recognition and related losses on its instalment note portfolio.

PricewaterhouseCoopers LLP

Tampa, Florida
January 31, 2001, except for Note 2,
which is as of January 25, 2002

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    RESTATED

                                                           DECEMBER 31,     MAY 31,      MAY 31,
                                                               2000           2000         1999
                                                           -------------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS

Cash and cash equivalents................................   $   11,513     $   27,281   $   40,841
Short-term investments, restricted.......................      100,901        141,526      149,149
Marketable securities....................................        1,980          1,524        4,803
Instalment notes receivable, net.........................    1,686,277      1,667,175    1,654,129
Receivables, net.........................................      239,620        249,363      236,869
Inventories..............................................      261,441        311,377      299,889
Prepaid expenses.........................................       13,079          8,902       19,326
Property, plant and equipment, net.......................      480,361        474,189      640,533
Investments..............................................       13,226         12,814       12,354
Unamortized debt expense.................................       42,432         45,279       50,623
Other long-term assets, net..............................       37,129         35,181       42,570
Goodwill, net............................................      452,234        473,723      504,119
                                                            ----------     ----------   ----------
                                                            $3,340,193     $3,448,334   $3,655,205
                                                            ==========     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.........................................   $  171,949     $  175,674   $  159,425
Accrued expenses.........................................      118,644        124,942      135,959
Income taxes payable.....................................       61,027         59,829       53,032
Debt
  Mortgage-backed/asset-backed notes.....................    1,769,833      1,783,712    1,758,151
  Other senior debt......................................      411,500        495,400      555,200
Accrued interest.........................................       28,231         23,481       25,670
Deferred income taxes....................................       11,976         10,726       57,145
Accumulated postretirement benefits obligation...........      286,903        281,773      270,409
Other long-term liabilities..............................       54,679         56,170       61,261

Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,355,184; 55,315,184 and 55,304,184
    shares...............................................          554            553          553
  Capital in excess of par value.........................    1,162,767      1,165,131    1,169,377
  Accumulated deficit....................................     (620,688)      (623,874)    (512,871)
  Treasury stock--9,296,592; 8,033,567 and 4,992,292
    shares, at cost......................................     (116,113)      (104,032)     (72,078)
  Accumulated other comprehensive loss...................       (1,069)        (1,151)      (6,028)
                                                            ----------     ----------   ----------
    Total stockholders' equity...........................      425,451        436,627      578,953
                                                            ----------     ----------   ----------
                                                            $3,340,193     $3,448,334   $3,655,205
                                                            ==========     ==========   ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    RESTATED

                                              FOR THE SEVEN          FOR THE YEARS ENDED MAY 31,
                                               MONTHS ENDED      ------------------------------------
                                            DECEMBER 31, 2000       2000         1999         1998
                                            ------------------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales and revenues:
  Net sales...............................      $1,050,353       $1,661,947   $1,644,478   $1,567,996
  Time charges............................         122,316          216,545      230,871      234,605
  Miscellaneous...........................          15,246           26,416       24,758       27,671
                                                ----------       ----------   ----------   ----------
                                                 1,187,915        1,904,908    1,900,107    1,830,272
                                                ----------       ----------   ----------   ----------
Cost and expenses:
  Cost of sales...........................         853,647        1,325,003    1,315,874    1,238,637
  Depreciation............................          38,446           79,607       85,263       78,751
  Selling, general and administrative.....         112,239          212,771      177,177      164,511
  Provision for losses on instalment
    notes.................................           5,310           10,660        9,613        9,828
  Postretirement benefits.................          12,608           21,834       22,273       21,708
  Interest and amortization of debt
    expense...............................         112,211          186,635      185,100      193,736
  Amortization of goodwill and other
    intangibles...........................          21,772           37,664       41,372       38,605
  Restructuring and impairment charges....          23,016          164,366       27,485           --
  Loss on sale of subsidiary..............              --               --        4,907           --
                                                ----------       ----------   ----------   ----------
                                                 1,179,249        2,038,540    1,869,064    1,745,776
                                                ----------       ----------   ----------   ----------
Income (loss) before income tax expense
  and extraordinary item..................           8,666         (133,632)      31,043       84,496
Income tax benefit (expense)..............          (5,480)          22,629       (8,819)     (34,178)
                                                ----------       ----------   ----------   ----------
Income (loss) before extraordinary item...           3,186         (111,003)      22,224       50,318
Extraordinary loss on early extinguishment
  of debt (net of income tax benefit of
  $1,434)                                               --               --           --       (2,663)
                                                ----------       ----------   ----------   ----------
Net income (loss).........................      $    3,186       $ (111,003)  $   22,224   $   47,655
                                                ==========       ==========   ==========   ==========
Basic net income (loss) per share:
  Income (loss) before extraordinary
    item..................................      $      .07       $    (2.28)  $      .43   $      .93
  Extraordinary item......................              --               --           --         (.05)
                                                ----------       ----------   ----------   ----------
  Basic net income (loss) per share.......      $      .07       $    (2.28)  $      .43   $      .88
                                                ==========       ==========   ==========   ==========
Diluted net income (loss) per share:
  Income (loss) before extraordinary
    item..................................      $      .07       $    (2.28)  $      .43   $      .93
  Extraordinary item                                    --               --           --         (.05)
                                                ----------       ----------   ----------   ----------
  Diluted net income (loss) per share.....      $      .07       $    (2.28)  $      .43   $      .88
                                                ==========       ==========   ==========   ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    RESTATED

                                                                                ACCUMULATED
                                                                                   OTHER
                                               COMPREHENSIVE    ACCUMULATED    COMPREHENSIVE     COMMON    CAPITAL IN   TREASURY
                                     TOTAL     INCOME (LOSS)      DEFICIT      INCOME (LOSS)     STOCK       EXCESS       STOCK
                                   ---------   --------------   ------------   --------------   --------   ----------   ---------
                                                                           (IN THOUSANDS)
Balance at May 31, 1997..........  $ 577,406                     $(582,750)       $(4,656)        $551     $1,164,261   $      --
Comprehensive income
  Net income.....................     47,655     $  47,655          47,655
  Other comprehensive income, net
    of tax:
    Foreign currency translation
      adjustment.................        (52)          (52)                           (52)
    Reduction in additional
      pension liability..........        534           534                            534
                                                 ---------
Comprehensive income.............                $  48,137
                                                 ---------
Stock issued in lieu of qualified
  securities.....................      4,793                                                         2          4,791
Purchases of treasury stock......    (21,841)                                                                             (21,841)
                                   ---------                     ---------        -------         ----     ----------   ---------
Balance at May 31, 1998..........    608,495                      (535,095)        (4,174)         553      1,169,052     (21,841)
Comprehensive income
  Net income.....................     22,224     $  22,224          22,224
  Other comprehensive income, net
    of tax:
    Net unrealized losses in
      marketable securities......        (66)          (66)                           (66)
    Foreign currency translation
      adjustment.................       (289)         (289)                          (289)
    Excess of additional pension
      liability..................     (1,499)       (1,499)                        (1,499)
                                                 ---------
Comprehensive income.............                $  20,370
                                                 =========
Stock issued from option
  exercises......................        325                                                                      325
Purchases of treasury stock......    (50,237)                                                                             (50,237)
                                   ---------                     ---------        -------         ----     ----------   ---------
Balance at May 31, 1999..........    578,953                      (512,871)        (6,028)         553      1,169,377     (72,078)
Comprehensive loss
  Net loss.......................   (111,003)    $(111,003)       (111,003)
  Other comprehensive income, net
    of tax:
    Net unrealized gains in
      marketable securities......         10            10                             10
    Foreign currency translation
      adjustment.................       (754)         (754)                          (754)
    Reduction in additional
      pension liability..........      5,621         5,621                          5,621
                                                 ---------
Comprehensive loss...............                $(106,126)
                                                 ---------
Stock issued from option
  exercises......................        115                                                                      115
Dividends paid, $.03 per share...     (4,361)                                                                  (4,361)
Purchases of treasury stock, net
  of reissuances.................    (31,954)                                                                             (31,954)
                                   ---------                     ---------        -------         ----     ----------   ---------
Balance at May 31, 2000..........    436,627                      (623,874)        (1,151)         553      1,165,131    (104,032)
Comprehensive income
  Net income.....................      3,186     $   3,186           3,186
  Other comprehensive income, net
    of tax:
    Net unrealized gains in
      marketable securities......         56            56                             56
    Foreign currency translation
      adjustment.................         26            26                             26
                                                 ---------
Comprehensive income.............                $   3,268
                                                 =========
Stock issued from option
  exercises......................        426                                                         1            425
Dividends paid, $.03 per share...     (2,789)                                                                  (2,789)
Purchases of treasury stock......    (12,081)                                                                             (12,081)
                                   ---------                     ---------        -------         ----     ----------   ---------
Balance at December 31, 2000.....  $ 425,451                     $(620,688)       $(1,069)        $554     $1,162,767   $(116,113)
                                   =========                     =========        =======         ====     ==========   =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    RESTATED

                                                                FOR THE SEVEN             FOR THE YEARS ENDED MAY 31,
                                                                 MONTHS ENDED      ------------------------------------------
                                                              DECEMBER 31, 2000        2000           1999           1998
                                                              ------------------   ------------   ------------   ------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................      $   3,186        $  (111,003)    $  22,224     $    47,655
  Charges to income (loss) not affecting cash:
    Depreciation............................................         38,446             79,607        85,263          78,751
    Provision for deferred income taxes.....................          1,250            (46,419)       (7,258)         24,144
    Accumulated postretirement benefits obligation..........          5,130             11,364        12,238          14,749
    Provision for other long-term liabilities...............         (1,491)               529          (277)          1,493
    Amortization of goodwill and other intangibles..........         21,772             37,664        41,372          38,605
    Amortization of debt expense............................          3,642              7,705         6,290           6,624
    Restructuring and impairment charges(a).................         23,016            164,366        27,485              --
    Loss on sale of subsidiary..............................             --                 --         4,907              --
    Extraordinary loss, net of income tax benefit...........             --                 --            --           2,663
                                                                  ---------        -----------     ---------     -----------
                                                                     94,951            143,813       192,244         214,684
  Decrease (increase) in assets, net of effects from
    acquisitions and dispositions:
    Short-term investments, restricted......................         40,625              7,623        98,314         (52,092)
    Marketable securities...................................           (400)             3,290        34,195           2,158
    Instalment notes receivable, net (b)....................        (19,102)           (13,046)       47,852          29,059
    Receivables, net........................................          9,743            (12,494)      (10,866)          5,371
    Inventories.............................................         49,936            (11,488)       (1,046)        (15,761)
    Prepaid expenses........................................         (4,177)            10,424        (7,771)          1,311
  Increase (decrease) in liabilities, net of effects from
    acquisitions:
    Accounts payable........................................         (3,725)            16,249       (13,660)         13,401
    Accrued expenses(a).....................................        (29,314)            (8,723)      (10,980)        (21,412)
    Income taxes payable....................................          1,198              6,797        (7,585)          1,258
    Accrued interest........................................          4,750             (2,189)       (1,477)          3,927
                                                                  ---------        -----------     ---------     -----------
      Cash flows from operating activities..................        144,485            140,256       319,220         181,904
                                                                  ---------        -----------     ---------     -----------
INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of
    retirements and effects from acquisitions and
    dispositions............................................        (44,618)           (79,923)      (81,977)       (107,750)
  Decrease (increase) in investments and other assets, net
    of effects from acquisitions and dispositions...........         (2,643)              (339)       (3,071)          1,592
  Acquisitions, net of cash acquired........................             --                 --       (18,953)       (386,319)
  Proceeds from sale of subsidiary..........................             --                 --        14,878              --
                                                                  ---------        -----------     ---------     -----------
      Cash flows used in investing activities...............        (47,261)           (80,262)      (89,123)       (492,477)
                                                                  ---------        -----------     ---------     -----------
FINANCING ACTIVITIES
  Issuance of debt..........................................        419,900          1,100,464       658,859       1,550,500
  Retirement of debt........................................       (517,679)        (1,134,703)     (826,925)     (1,185,198)
  Additions to unamortized debt expense.....................           (795)            (2,361)      (25,698)        (19,143)
  Purchases of treasury stock, net of reissuances...........        (12,081)           (31,954)      (50,237)        (21,841)
  Dividends paid............................................         (2,789)            (4,361)           --              --
  Exercise of employee stock options........................            426                115           325           4,793
                                                                  ---------        -----------     ---------     -----------
      Cash flows from (used in) financing activities........       (113,018)           (72,800)     (243,676)        329,111
                                                                  ---------        -----------     ---------     -----------
EFFECT OF EXCHANGE RATE ON CASH.............................             26               (754)         (289)            389
                                                                  ---------        -----------     ---------     -----------
Net increase (decrease) in cash and cash equivalents........        (15,768)           (13,560)      (13,868)         18,927
Cash and cash equivalents at beginning of period............         27,281             40,841        54,709          35,782
                                                                  ---------        -----------     ---------     -----------
Cash and cash equivalents at end of period..................      $  11,513        $    27,281     $  40,841     $    54,709
                                                                  =========        ===========     =========     ===========

- ----------------------------------
(a) The Company recorded restructuring and impairment charges of $23,016, $164,366 and $27,485 for the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively. A portion of these charges were non-cash and are reconciled below:

                                                          DECEMBER 31, 2000    MAY 31, 2000    MAY 31, 1999    MAY 31, 1998
                                                          ------------------   -------------   -------------   -------------
Accrued expenses........................................       $19,555           $  5,006         $ 9,626         $   --
Non-cash................................................         3,461            159,360          17,859             --
                                                               -------           --------         -------         ------
Total restructuring and impairment charges..............       $23,016           $164,366         $27,485         $   --
                                                               =======           ========         =======         ======

(b) Consists of sales and resales, net of repossessions and provision for losses, of $61,048, $150,520, $245,651, and $216,009 and cash collections on account and payouts in advance of maturity of $80,150, $163,566, $197,799 and $186,950 for the seven months ended December 31, 2000 and the years ended May 31, 2000, 1999 and 1998, respectively.

SUPPLEMENTAL DISCLOSURES:
  Interest paid.........................................      $104,072          $181,564       $181,073       $183,866
  Income taxes paid.....................................      $  2,684          $ 16,607       $ 10,211       $  7,331

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    RESTATED

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

NOTE 2--RESTATEMENT

    The consolidated financial statements have been restated to reflect corrections for certain accounting policy changes, collectively referred to as the "revised accounting policies," including use of the interest method of revenue recognition on the instalment note portfolio, related provision for losses on instalment notes, deferral and amortization of note origination costs and the deferral of gains recognized upon the sale of repossessed properties. Previously, time charges were included in equal parts in each monthly payment (i.e. straight-line method) and taken into income as collected.

    Generally, the effect of the revised accounting policies was to reduce revenues, including principally time-charge income which is reflected in net sales and revenues, and to increase provision for losses on instalment notes. The restatements reflect nominal deferral and amortization of gains on the sale of repossessed properties and nominal deferral and amortization of note origination costs. In addition, stockholders' equity increased by $258.0 million as of June 1, 1997, the earliest date presented, as a result of the impact of the restatements discussed above, net of tax. Previously reported selling, general and administration expense amounts have been reduced in each period presented to reflect the amount of provision for losses on instalment notes that has been reclassified to a separate line item in the restated format.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 2--RESTATEMENT (CONTINUED)
    All financial data in this Form 10-K/A reflects the impact of the restatement. The following table summarizes the impact of applying the revised accounting policies on the statement of operations and balance sheet:

                                                       FOR THE SEVEN MONTHS ENDED
                                                           DECEMBER 31, 2000
                                                      ----------------------------
                                                      AS PREVIOUSLY
                                                        REPORTED      AS RESTATED
                                                      -------------   ------------
Statement of operations data:

Net sales and revenues..............................   $1,184,481      $1,187,915
Cost of sales.......................................      854,898         853,647
Selling, general and administrative.................      113,145         112,239
Provision for losses on instalment notes............           --           5,310
Income before income taxes..........................        8,385           8,666
Income tax expense..................................       (5,382)         (5,480)
Net income..........................................        3,003           3,186

Basic and diluted net income per share..............   $      .06      $      .07

                                                           DECEMBER 31, 2000
                                                      ----------------------------
                                                      AS PREVIOUSLY
                                                        REPORTED      AS RESTATED
                                                      -------------   ------------
Balance sheet data:

Instalment notes receivable.........................   $1,358,858      $1,696,577
Allowance for losses on instalment notes............      (26,839)        (10,300)
Inventories.........................................      262,002         261,441
Deferred income taxes...............................      111,818         (11,976)
Total assets........................................    3,098,314       3,340,193
Accumulated deficit.................................     (850,591)       (620,688)
Stockholders' equity................................      195,548         425,451

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 2--RESTATEMENT (CONTINUED)

                                                           FOR THE YEAR ENDED
                                                              MAY 31, 2000
                                                      ----------------------------
                                                      AS PREVIOUSLY
                                                        REPORTED      AS RESTATED
                                                      -------------   ------------
Statement of operations data:

Net sales and revenues..............................   $1,909,537      $1,904,908
Cost of sales.......................................    1,327,296       1,325,003
Selling, general and administrative.................      216,054         212,771
Provision for losses on instalment notes............           --          10,660
Income (loss) before income taxes...................     (123,919)       (133,632)
Income tax benefit (expense)........................       19,230          22,629
Net income (loss)...................................   $ (104,689)     $ (111,003)

Basic and diluted net income (loss) per share.......   $    (2.15)     $    (2.28)

                                                              MAY 31, 2000
                                                      ----------------------------
                                                      AS PREVIOUSLY
                                                        REPORTED      AS RESTATED
                                                      -------------   ------------
Balance sheet data:

Instalment notes receivable.........................   $1,339,787      $1,677,875
Allowance for losses on instalment notes............      (26,395)        (10,700)
Inventories.........................................      311,744         311,377
Deferred income taxes...............................      112,970         (10,726)
Total assets........................................    3,207,888       3,448,334
Accumulated deficit.................................     (853,594)       (623,874)
Stockholders' equity................................      206,907         436,627

                                                           FOR THE YEAR ENDED
                                                              MAY 31, 1999
                                                      ----------------------------
                                                      AS PREVIOUSLY
                                                        REPORTED      AS RESTATED
                                                      -------------   ------------
Statement of operations data:

Net sales and revenues..............................   $1,914,143      $1,900,107
Cost of sales.......................................    1,318,018       1,315,874
Selling, general and administrative.................      178,106         177,177
Provision for losses on instalment notes............           --           9,613
Income before income taxes..........................       51,619          31,043
Income tax expense..................................      (16,021)         (8,819)
Net income..........................................   $   35,598      $   22,224

Basic and diluted net income per share..............   $      .69      $      .43

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 2--RESTATEMENT (CONTINUED)

                                                              MAY 31, 1999
                                                      ----------------------------
                                                      AS PREVIOUSLY
                                                        REPORTED      AS RESTATED
                                                      -------------   ------------
Balance sheet data:

Instalment notes receivable.........................   $1,316,582      $1,663,729
Allowance for losses on instalment notes............      (25,813)         (9,600)
Inventories.........................................      300,120         299,889
Deferred income taxes...............................       69,950         (57,145)
Total assets........................................    3,362,026       3,655,205
Accumulated deficit.................................     (748,905)       (512,871)
Stockholders' equity................................      342,919         578,953

                                                           FOR THE YEAR ENDED
                                                              MAY 31, 1998
                                                      ----------------------------
                                                      AS PREVIOUSLY
                                                        REPORTED      AS RESTATED
                                                      -------------   ------------
Statement of operations data:

Net sales and revenues..............................   $1,837,200      $1,830,272
Cost of sales.......................................    1,240,842       1,238,637
Selling, general and administrative.................      165,852         164,511
Provision for losses on instalment notes............           --           9,828
Income before income taxes..........................       97,706          84,496
Income tax expense..................................      (38,802)        (34,178)
Income before extraordinary item....................       58,904          50,318
Net income..........................................       56,241          47,655

Basic net income per share
  Income before extraordinary item..................   $     1.09      $      .93
  Net income........................................   $     1.04      $      .88
Diluted net income per share
  Income before extraordinary item..................   $     1.08      $      .93
  Net income........................................   $     1.03      $      .88

NOTE 3--BUSINESS ACQUISITIONS AND DIVESTITURE

    Effective September 23, 1998, Jim Walter Homes, Inc. ("Jim Walter Homes"), the Company's homebuilding subsidiary, acquired Texas-based homebuilder Dream Homes, Inc. On February 26, 1999, Jim Walter Homes acquired Crestline Homes, Inc., a modular homebuilder, located in Laurinburg, North Carolina. These acquisitions did not materially affect the operating results of the Company.

    On October 1, 1998, the Company sold the assets of the window balance operations of JW Window Components, Inc. ("JWWC"). On November 23, 1998, the Company sold the outstanding capital stock of JWWC, comprised of the roll form and screen products operations, completing the Company's divestiture of JWWC. The Company recorded a pre-tax loss of $4.9 million and a tax

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 3--BUSINESS ACQUISITIONS AND DIVESTITURE (CONTINUED) benefit of $9.8 million on the sale of JWWC. This divestiture did not materially affect the operating results of the Company.

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

    The following unaudited results of operations reflect the effect on the Company's operations as if the acquisition of AIMCOR had occurred as of June 1, 1997 (in thousands, except per share amounts):

                                                                RESTATED
                                                              (SEE NOTE 2)
                                                               YEAR ENDED
                                                              MAY 31, 1998
                                                              -------------
Net sales and revenues......................................   $1,987,783
Net income..................................................       52,641
Basic income per share......................................          .98
Diluted income per share....................................          .97

    The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of June 1, 1997, nor are they necessarily indicative of future operating results.

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--RESTATED (SEE NOTE 2)

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--RESTATED (SEE NOTE 2) (CONTINUED)
    The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2000, 23%, 13%, 9%, and 9% (23%, 13%, 9% and 9% at
May 31, 2000, and 22%, 13%, 10% and 10% at May 31, 1999) are secured by homes located in the states of Texas, Mississippi, Alabama and Florida, respectively. The Company believes the potential for incurring material losses related to these credit risks is remote.

REVENUE RECOGNITION

    Revenue is recognized when products are shipped or services are provided to customers for all segments except Homebuilding and Financing. Revenue from the sale of a home is included in income upon completion of construction and legal transfer to the customer. Time charges are recognized using the interest method (See Note 2). Instalment notes are placed on non-accrual status when any portion of the principal or time charges is ninety days past due. When placed on non-accrual status, the related time charges receivable is reversed against time charges of the current period. Instalment notes are removed from non-accrual status when principal and time charges become current. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which further clarified certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The Company has analyzed its policies and complies with SAB 101.

ALLOWANCE FOR LOSSES ON INSTALMENT NOTES

    Management's periodic evaluation of the adequacy of the allowance for losses on instalment notes is based on the Company's past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the geographic areas surrounding the underlying real estate. The allowance for losses on instalment notes is increased by provisions for losses charged to income and is reduced by charge-offs net of recoveries.

REPOSSESSED PROPERTY

    Gains on sales of repossessed land and homes are recorded into income under the instalment method based on the buyer's equity in the property. Deferred gains are recorded into income on a pro-rata basis based on the buyer's equity in the property. Once the buyer has 5% equity, the remaining deferred gain is immediately recorded into income.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include short-term deposits and highly liquid investments which have original maturities of three months or less and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--RESTATED (SEE NOTE 2) (CONTINUED) accounts on a daily basis. Checks issued but not yet presented to the banks for payment are classified as book overdrafts and included in accounts payable.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). FAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. See Note 5.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--RESTATED (SEE NOTE 2) (CONTINUED)
OPERATING LEASES

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--RESTATED (SEE NOTE 2) (CONTINUED)
COMPARABLE TRANSITION PERIOD FINANCIAL DATA

    In connection with the Company's change in fiscal year, presented below is the financial data for the comparable unaudited seven months ended December 31, 1999 as restated (See Note 2) (amounts in thousands, except per share amounts):

Net sales and revenues......................................  $1,085,344
Cost of sales...............................................     753,350
Depreciation................................................      45,477
Selling, general and administrative.........................     110,809
Provision for losses on instalment notes....................       1,224
Postretirement benefits.....................................      12,730
Amortization of goodwill and other intangibles..............      22,518
Interest and amortization of debt expense...................     108,102
Restructuring and impairment charges........................      (3,500)
                                                              ----------
Income before income tax expense............................      34,634
Income tax (expense)........................................     (17,970)
                                                              ----------
Net income..................................................  $   16,664
                                                              ==========
Basic and diluted net income per share......................  $      .36
                                                              ==========

NOTE 5--RESTRUCTURING AND IMPAIRMENT CHARGES

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

    During the seven months ended December 31, 2000, the Company also committed to a plan to restructure the foreign sales operations of AIMCOR and eliminate certain jobs at other AIMCOR

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 5--RESTRUCTURING AND IMPAIRMENT CHARGES (CONTINUED) facilities. The restructuring plan for the foreign sales operations primarily involved the elimination of AIMCOR's Luxembourg sales office in order to transfer the Luxembourg sales responsibilities to the United Kingdom office which has additional capacity to perform those sales office functions.

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

    A summary of impairment and restructuring charges included the following (in thousands):

                                         SEVEN MONTHS ENDED   MAY 31,    MAY 31,
                                         DECEMBER 31, 2000      2000       1999
                                         ------------------   --------   --------
Impairment of long-lived coal mining
  assets...............................       $    --         $166,660   $ 30,097
Restructuring charges:
  Severance and payroll related........        16,915            5,006      9,626
  Other charges (credits)..............         6,101           (7,300)    13,299
  Curtailment of postretirement
    benefits...........................            --               --    (25,537)
                                              -------         --------   --------
                                              $23,016         $164,366   $ 27,485
                                              =======         ========   ========

    At December 31, 2000, approximately $7.6 million of restructuring charges remain accrued and unpaid.

NOTE 6--RESTRICTED SHORT-TERM INVESTMENTS

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 7--RECEIVABLES

    Receivables are summarized as follows (in thousands):

                                              DECEMBER 31,    MAY 31,    MAY 31,
                                                  2000          2000       1999
                                              -------------   --------   --------
Trade receivables...........................    $225,266      $235,225   $226,027
  Less: Allowance for possible losses.......      (8,222)       (7,953)    (6,537)
                                                --------      --------   --------
  Trade receivables, net....................     217,044       227,272    219,490
Other receivables...........................      25,729        26,427     18,409
  Less: Allowance for possible losses.......      (3,153)       (4,336)    (1,030)
                                                --------      --------   --------
  Other receivables, net....................      22,576        22,091     17,379
                                                --------      --------   --------
Total receivables, net......................    $239,620      $249,363   $236,869
                                                ========      ========   ========

NOTE 8--INSTALMENT NOTES RECEIVABLE--RESTATED (SEE NOTE 2)

    Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments, over periods of 12 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment loans at either an 8.5%, 9.25%, 10% or 11% annual percentage rate, without points or closing costs. Origination costs are deferred and amortized over the average life of the loan portfolio. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 4.39%, 3.52% and 3.29% of total instalment notes receivable at December 31, 2000, and May 31, 2000 and 1999, respectively. The Company's recognizes time charge income using the interest method.

    The instalment notes receivable is summarized as follows (in thousands):

                                                                   MAY 31,
                                           DECEMBER 31,    -----------------------
                                               2000           2000         1999
                                           -------------   ----------   ----------
Instalment Notes Receivable..............   $1,696,577     $1,677,875   $1,663,729
Less: Allowance for losses...............      (10,300)       (10,700)      (9,600)
                                            ----------     ----------   ----------
Net......................................   $1,686,277     $1,667,175   $1,654,129
                                            ==========     ==========   ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 8--INSTALMENT NOTES RECEIVABLE--RESTATED (SEE NOTE 2) (CONTINUED)
    Activity in the allowance for losses is summarized as follows (in millions):

                                                                      MAY 31,
                                                DECEMBER 31,    -------------------
                                                    2000          2000       1999
                                                -------------   --------   --------
Balance at beginning of year..................     $10,700      $ 9,600    $ 9,800
Provisions charged to income..................       5,310       10,660      9,613
Charge-offs, net of recoveries................      (5,710)      (9,560)    (9,813)
                                                   -------      -------    -------
Balance at end of year........................     $10,300      $10,700    $ 9,600
                                                   =======      =======    =======

    Charge-offs on instalment notes occur when management believes it will be unable to collect all amounts contractually due and begins the foreclosure process. The charge-off is measured based upon the excess of the recorded investment amount over the fair value of the collateral as reduced by selling costs. Recoveries on charge-offs are immaterial to aggregate charge-offs.

    Mid-State Homes, Inc. ("Mid-State") purchases and services instalment notes from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates. Mid-State Trust II ("Trust II"), Mid-State Trust IV ("Trust IV"), Mid-State Trust VI ("Trust VI"), Mid-State Trust VII ("Trust VII"), and Mid-State Trust VIII ("Trust VIII") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust IV, Trust VI, Trust VII, and Trust VIII. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust IV, Trust VI, Trust VII, and Trust VIII including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, IV, VI, VII, and VIII for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Mid-State Trust III ("Trust III") was a business trust established in 1992. The Trust III Asset Backed Notes were redeemed on April 3, 2000. The remaining instalment notes owned by Trust III were subsequently transferred to Trust VIII on May 3, 2000. Mid-State Trust V ("Trust V"), a business trust in which Mid-State holds all the beneficial interest, was organized as a warehouse facility to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates. See Note 12--Debt, for a discussion of subsequent events related to Trust V and the organization of Mid-State Trust IX.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 9--INVENTORIES--RESTATED (SEE NOTE 2)

    Inventories are summarized as follows (in thousands):

                                                                    MAY 31,
                                              DECEMBER 31,    -------------------
                                                  2000          2000       1999
                                              -------------   --------   --------
Finished goods..............................    $159,069      $206,313   $207,866
Goods in process............................      46,289        48,973     44,178
Raw materials and supplies..................      49,387        50,918     44,699
Houses held for resale......................       6,696         5,173      3,146
                                                --------      --------   --------
  Total inventories.........................    $261,441      $311,377   $299,889
                                                ========      ========   ========

NOTE 10--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows (in thousands):

                                                                   MAY 31,
                                            DECEMBER 31,    ----------------------
                                                2000          2000         1999
                                            -------------   ---------   ----------
Land and minerals.........................    $  82,089     $  82,416   $  152,627
Land improvements.........................       12,088        12,519       20,065
Buildings and leasehold improvements......      152,463       156,576      137,216
Mine development costs....................        3,811            --       57,514
Machinery and equipment...................      673,563       660,399      644,320
Construction in progress..................       50,802        26,443       28,405
                                              ---------     ---------   ----------
  Gross...................................      974,816       938,353    1,040,147
  Less: Accumulated depreciation..........     (494,455)     (464,164)    (399,614)
                                              ---------     ---------   ----------
  Net.....................................    $ 480,361     $ 474,189   $  640,533
                                              =========     =========   ==========

    The Company has capitalized interest on qualifying properties in accordance with Statement of Financial Accounting Standards No. 34--"Capitalization of Interest Cost". Interest capitalized for the seven months ended December 31, 2000, and the years ended May 31, 2000, 1999 and 1998 was immaterial.

NOTE 11--INCOME TAXES--RESTATED (SEE NOTE 2)

    Income tax expense (benefit) consists of the following components (in thousands):

                                            FOR THE SEVEN                        FOR THE YEARS ENDED MAY 31,
                                            MONTHS ENDED       ---------------------------------------------------------------
                                          DECEMBER 31, 2000           2000                  1999                  1998
                                         -------------------   -------------------   -------------------   -------------------
                                         CURRENT    DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED
                                         --------   --------   --------   --------   --------   --------   --------   --------
Federal...............................    $2,159     $2,129    $20,811    $(51,462)  $ 3,336     $4,931     $4,444    $26,124
State and local.......................     1,039       (879)     1,569      5,043     (1,437)       883      2,178       (490)
Foreign...............................     1,032         --      1,410         --      1,106         --      1,922         --
                                          ------     ------    -------    --------   -------     ------     ------    -------
  Total...............................    $4,230     $1,250    $23,790    $(46,419)  $ 3,005     $5,814     $8,544    $25,634
                                          ======     ======    =======    ========   =======     ======     ======    =======

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 11--INCOME TAXES--RESTATED (SEE NOTE 2) (CONTINUED)
    The income tax expense (benefit) before extraordinary item at the Company's effective tax rate differed from the statutory rate as follows:

                                                     FOR THE SEVEN             FOR THE YEARS ENDED MAY 31,
                                                      MONTHS ENDED         ------------------------------------
                                                   DECEMBER 31, 2000         2000          1999          1998
                                                   ------------------      --------      --------      --------
Statutory tax rate...............................          35.0%            (35.0)%        35.0%         35.0%
Effect of:
  State and local income tax.....................           1.2                .6          (1.2)          1.3
  Amortization of goodwill.......................          47.1               7.6          36.5          13.9
  Nonconventional fuel credit....................         (14.7)             (1.2)           --            --
  Leveraged buyout costs.........................            --               7.5            --            --
  Depletion......................................          (2.1)              (.2)        (13.7)         (8.7)
  Life insurance proceeds........................            --               (.6)           --            --
  Foreign sales corporation benefit..............            --                --           (.6)          (.4)
  Capital loss on sale of subsidiary.............            --                --         (26.0)           --
  Valuation allowance............................            --               5.4            --            --
  State--net operating loss......................            --              (1.4)           --            --
  Other, net.....................................          (3.3)               .4          (1.6)          (.7)
                                                          -----             -----         -----         -----
Effective tax rate...............................          63.2%            (16.9)%        28.4%         40.4
                                                          =====             =====         =====         =====

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 11--INCOME TAXES--RESTATED (SEE NOTE 2) (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                                    MAY 31,
                                                             DECEMBER 31,    ---------------------
                                                                 2000          2000        1999
                                                             -------------   ---------   ---------
Bad debts..................................................    $ (12,821)    $ (11,939)  $ (11,952)
Time charge income.........................................      123,794       123,696     127,095
Instalment sales method for instalment notes receivable in
  prior years..............................................        9,694        11,824      15,774
Depreciation and amortization..............................      105,540        99,619      78,981
Difference in basis of assets under purchase accounting....       11,912        15,485      16,699
Net operating loss/capital loss/credit carryforwards.......      (24,793)      (26,424)    (26,661)
Accrued expenses...........................................      (43,695)      (46,461)    (43,021)
Postretirement benefits other than pensions................     (114,899)     (107,048)   (103,043)
Pensions...................................................        5,604         2,911       3,273
Impairment charges.........................................      (55,611)      (58,188)         --
Valuation allowance........................................        7,251         7,251          --
                                                               ---------     ---------   ---------
  Total deferred tax liability.............................    $  11,976     $  10,726   $  57,145
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

    The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 11--INCOME TAXES--RESTATED (SEE NOTE 2) (CONTINUED) complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

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

NOTE 12--DEBT

    Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

                                                                                   MAY 31,
                                                           DECEMBER 31,    -----------------------
                                                               2000           2000         1999
                                                           -------------   ----------   ----------
Mortgage-Backed/Asset Backed Notes:
  Loan and Security Agreement............................   $       --     $       --   $   89,300
  Trust II Mortgage-Backed Notes.........................      161,500        193,800      258,400
  Trust III Asset Backed Notes...........................           --             --       48,576
  Trust IV Asset Backed Notes............................      502,174        554,165      590,783
  Trust V Variable Funding Loan..........................      161,000         49,000      105,000
  Trust VI Asset Backed Notes............................      309,803        320,676      359,342
  Trust VII Asset Backed Notes...........................      272,192        286,006      306,750
  Trust VIII Asset Backed Notes..........................      363,164        380,065           --
                                                            ----------     ----------   ----------
                                                             1,769,833      1,783,712    1,758,151
                                                            ----------     ----------   ----------
Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility............................      110,000        118,700      127,200
    Term Loan............................................      300,000        375,000      425,000
    Other................................................        1,500          1,700        3,000
                                                            ----------     ----------   ----------
                                                               411,500        495,400      555,200
                                                            ----------     ----------   ----------
      Total..............................................   $2,181,333     $2,279,112   $2,313,351
                                                            ==========     ==========   ==========

    In conjunction with the closing of the AIMCOR acquisition on October 15, 1997, the Company completed an $800.0 million financing with Bank of America (as successor to NationsBank, National Association) and other lenders. The financing consisted of a $350.0 million revolving credit facility ("Revolving Credit Facility") and a $450.0 million six-year term loan (the "Term Loan") (collectively, the "Credit Facilities"). Proceeds from the financing were used to (a) finance the acquisition of AIMCOR, (b) pay transaction costs,
(c) provide ongoing working capital, and (d) repay outstanding indebtedness under a previous $550.0 million credit facility. The Company recorded an extraordinary

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 12--DEBT (CONTINUED)
loss of $4.1 million ($2.7 million net of income tax benefit) during fiscal 1998 consisting of a write-off of unamortized debt expense related to the early repayment of the $550.0 million credit facility.

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

    The Trust V Variable Funding Loan Agreement was a $400.0 million warehouse facility with Enterprise Funding Corporation, an affiliate of Bank of America (as successor to NationsBank) as lender and as Administrative Agent. This facility was an evergreen facility renewable on an annual basis. Periodic paydowns have occurred from the proceeds of permanent financings. Accordingly, the $161.0 million of borrowings outstanding at December 31, 2000 was classified as long-term debt. Interest was based on the cost of A-1 and P-1 rated commercial paper which was 6.6% at December 31, 2000 plus .40%. The facility fee on the maximum net investment was .40%. The facility originally matured on September 27, 2000 but through subsequent renewals was ultimately extended to

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 12--DEBT (CONTINUED)
February 5, 2001. On this date, it was replaced by a similar facility, Mid-State Trust IX Variable Funding Loan. The terms of this new facility are substantially similar to those of the Trust V Variable Funding Loan except that interest is based on the cost of A-1 and P-1 rated commercial paper plus .35% and the facility fee on the maximum net investment is .35%. The maturity date of the new facility is February 4, 2002.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 12--DEBT (CONTINUED)
    The Trust V Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust V to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at December 31, 2000 and May 31, 2000 and 1999. The Trust IX Variable Funding Loan Agreement contains substantially similar covenants.

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

                                                               PENSION BENEFITS                       OTHER BENEFITS
                                                      -----------------------------------   -----------------------------------
                                                      DECEMBER 31,    MAY 31,    MAY, 31,   DECEMBER 31,    MAY 31,    MAY 31,
                                                          2000          2000       1999         2000          2000       1999
                                                      -------------   --------   --------   -------------   --------   --------
                                                                (IN THOUSANDS)                        (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of period...........    $291,937      $299,702   $285,973     $237,879      $252,899   $262,242
Service cost........................................       4,035         7,357      7,072        4,104         7,530      7,629
Interest cost.......................................      12,533        20,312     19,372       10,057        16,192     16,714
Amendments..........................................          --           622      2,375          189       (10,122)    (1,984)
Actuarial (gain) loss...............................     (11,519)      (18,404)     1,271       40,455       (19,476)    19,476
Benefits paid.......................................     (10,466)      (17,652)   (16,961)      (8,004)       (9,144)    (9,130)
Other...............................................          --            --        600           --            --    (42,048)
                                                        --------      --------   --------     --------      --------   --------
Benefit obligation at end of period.................    $286,520      $291,937   $299,702     $284,680      $237,879   $252,899
                                                        ========      ========   ========     ========      ========   ========
Change in plan assets:
Fair value of plan assets at beginning of period....    $361,240      $282,413   $283,396     $     --      $     --   $     --
Actual return on plan assets........................     (13,136)       93,063     12,418           --            --         --
Employer contribution...............................       3,258         3,416      3,560           --            --         --
Benefits paid.......................................     (10,466)      (17,652)   (16,961)          --            --         --
                                                        --------      --------   --------     --------      --------   --------
Fair value of plan assets at end of period..........    $340,896      $361,240   $282,413     $     --      $     --   $     --
                                                        ========      ========   ========     ========      ========   ========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 13--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

                                                             PENSION BENEFITS                        OTHER BENEFITS
                                                    -----------------------------------   -------------------------------------
                                                    DECEMBER 31,    MAY 31,    MAY, 31,   DECEMBER 31,     MAY 31,     MAY 31,
                                                        2000          2000       1999         2000          2000        1999
                                                    -------------   --------   --------   -------------   ---------   ---------
                                                              (IN THOUSANDS)                         (IN THOUSANDS)
Funded (unfunded) status:.........................    $ 54,376      $ 69,303   $(17,289)    $(284,680)    $(237,879)  $(252,899)
Unrecognized net actuarial (gain) loss............     (48,193)      (67,760)    19,591         9,558       (31,141)    (13,480)
Unrecognized prior service cost...................       5,614         6,040      6,122       (11,781)      (12,753)     (4,030)
Unamortized transition amount.....................      (2,606)       (2,935)    (3,498)           --            --          --
Contribution after measurement date...............         144         1,255        718            --            --          --
                                                      --------      --------   --------     ---------     ---------   ---------
Prepaid (accrued) benefit cost....................    $  9,335         5,903   $  5,644     $(286,903)    $(281,773)  $(270,409)
                                                      ========      ========   ========     =========     =========   =========
Amounts recognized in the balance sheet:
Prepaid benefit cost..............................    $ 11,117      $  8,207   $  5,529     $      --     $      --   $      --
Accrued benefit cost..............................      (2,012)       (2,304)   (11,967)     (286,903)     (281,773)   (270,409)
Intangible asset..................................         230            --      6,461            --            --          --
Accumulated other comprehensive income............          --            --      5,621            --            --          --
                                                      --------      --------   --------     ---------     ---------   ---------
Net amount recognized.............................    $  9,335      $  5,903   $  5,644     $(286,903)    $(281,773)  $(270,409)
                                                      ========      ========   ========     =========     =========   =========

    Certain pension plans have benefit obligations in excess of fair value of plan assets. At December 31, 2000, May 31, 2000 and May 31, 1999, these plans had total obligations of $20.4, $20.8 and $54.3 million, respectively and had total assets of $18.2, $18.5 and $41.3 million, respectively.

                                                                 PENSION BENEFITS                       OTHER BENEFITS
                                                        -----------------------------------   -----------------------------------
                                                        DECEMBER 31,    MAY 31,    MAY, 31,   DECEMBER 31,    MAY 31,    MAY 31,
                                                            2000          2000       1999         2000          2000       1999
                                                        -------------   --------   --------   -------------   --------   --------
Weighted average assumptions
Discount rate.........................................      7.75%        7.50%      7.00%         7.75%        7.50%      7.00%
Expected return on plan assets........................      9.00%        9.00%      9.00%            --           --         --
Rate of compensation increase.........................      4.50%        5.00%      4.50%            --           --         --

    For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for the period ended
December 31, 2000. The rate was assumed to decrease gradually to 5% for 2008 and remain at that level thereafter.

                                                                PENSION BENEFITS                       OTHER BENEFITS
                                                       -----------------------------------   -----------------------------------
                                                       DECEMBER 31,    MAY 31,    MAY 31,    DECEMBER 31,    MAY 31,    MAY 31,
                                                           2000          2000       1999         2000          2000       1999
                                                       -------------   --------   --------   -------------   --------   --------
Components of net periodic benefit cost:
Service cost.........................................    $  4,308      $  7,815   $  7,572      $ 4,104      $ 7,530    $ 7,629
Interest cost........................................      12,533        20,312     19,372       10,057       16,192     16,714
Expected return on plan assets.......................     (16,808)      (24,713)   (24,912)          --           --         --
Amortization of prior service cost...................         425           181        572         (783)      (1,343)      (215)
Recognized net actuarial (gain) loss.................      (1,743)           99       (540)        (770)        (545)    (1,855)
                                                         --------      --------   --------      -------      -------    -------
Net periodic benefit cost............................    $ (1,285)     $  3,694   $  2,064      $12,608      $21,834    $22,273
                                                         ========      ========   ========      =======      =======    =======

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 13--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

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

NOTE 14--STOCKHOLDERS' EQUITY

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

                                     FOR THE SEVEN       FOR THE YEARS ENDED MAY 31,
                                      MONTHS ENDED      ------------------------------
                                   DECEMBER 31, 2000      2000       1999       1998
                                   ------------------   --------   --------   --------
Shares repurchased...............          1,264          3,041      3,594      1,398
Amount...........................        $12,081        $31,954    $50,237    $21,841

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

                                    RESTATED

NOTE 15--EARNINGS PER SHARE--RESTATED (SEE NOTE 2)

    A reconciliation of the basic and diluted earnings per share computations for the seven months ended December 31, 2000 and for each of the three years in the period ended May 31, 2000 are as follows (in thousands, except per share data):

                                             FOR THE SEVEN
                                             MONTHS ENDED                          FOR THE YEARS ENDED MAY 31,
                                             DECEMBER 31,       -----------------------------------------------------------------
                                                 2000                   2000                   1999                  1998
                                          -------------------   ---------------------   -------------------   -------------------
                                           BASIC     DILUTED      BASIC      DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                          --------   --------   ---------   ---------   --------   --------   --------   --------
Income (loss) before extraordinary
  item.................................   $ 3,186    $ 3,186    $(111,003)  $(111,003)  $22,224    $22,224    $50,318    $50,318
Extraordinary item.....................        --         --           --          --        --         --     (2,663)    (2,663)
                                          -------    -------    ---------   ---------   -------    -------    -------    -------
Net income (loss)......................   $ 3,186    $ 3,186    $(111,003)  $(111,003)  $22,224    $22,224    $47,655    $47,655
                                          =======    =======    =========   =========   =======    =======    =======    =======
Shares of common stock outstanding:
  Average number of common shares(a)...    46,389     46,389       48,744      48,744    51,628     51,628     53,846     53,846
Effect of diluted securities:
  Stock options(b).....................        --         65           --          --        --        117         --        537
                                          -------    -------    ---------   ---------   -------    -------    -------    -------
                                           46,389     46,454       48,744      48,744    51,628     51,745     53,846     54,383
                                          =======    =======    =========   =========   =======    =======    =======    =======
Per share:
  Income before extraordinary item.....   $   .07    $   .07    $   (2.28)  $   (2.28)  $   .43    $   .43    $   .93    $   .93
  Extraordinary item...................        --         --           --          --        --         --       (.05)      (.05)
                                          -------    -------    ---------   ---------   -------    -------    -------    -------
  Net income (loss)....................   $   .07    $   .07    $   (2.28)  $   (2.28)  $   .43    $   .43    $   .88    $   .88
                                          =======    =======    =========   =========   =======    =======    =======    =======

- ----------------------------------

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

NOTE 16--STOCK OPTIONS--RESTATED (SEE NOTE 2)

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 16--STOCK OPTIONS--RESTATED (SEE NOTE 2) (CONTINUED)
    Information on stock options is summarized as follows:

                                         DECEMBER 31, 2000         MAY 31, 2000           MAY 31, 1999           MAY 31, 1998
                                       ---------------------   --------------------   --------------------   --------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE               EXERCISE
                                         SHARES      PRICE      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       ----------   --------   ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of period...   5,385,498   $13.105    3,877,998   $14.626    3,298,329   $14.551    2,669,999   $13.301
Granted..............................   1,747,930     7.790    1,713,833     9.860      727,500    15.195      906,000    17.955
Exercised............................     (40,000)    7.813      (11,000)    2.985      (20,498)   12.902     (233,341)   13.686
Canceled.............................  (2,146,465)   10.762     (195,333)   15.435     (127,333)   16.198      (44,329)   13.353
                                       ----------              ---------              ---------              ---------
Outstanding at end of period.........   4,946,963    12.287    5,385,498    13.105    3,877,998    14.626    3,298,329    14.551
                                       ==========              =========              =========              =========
Exercisable at end of period.........   2,944,214    13.753    2,945,694    13.560    2,076,174    13.693    1,143,036    13.570
                                       ==========              =========              =========              =========

                                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                         --------------------------------------   -------------------------
                                             NUMBER                                   NUMBER       WEIGHTED
                                         OUTSTANDING AT     WEIGHTED AVERAGE      EXERCISABLE AT   AVERAGE
               RANGE OF                   DECEMBER 31,    REMAINING CONTRACTUAL    DECEMBER 31,    EXERCISE
            EXERCISE PRICES                   2000            LIFE (YEARS)             2000         PRICE
            ---------------              --------------   ---------------------   --------------   --------
$ 6.328 -  8.438.......................    1,315,930               9.9                      --     $    --
  8.438 - 10.547.......................      365,500               8.9                 185,181      10.438
 10.547 - 12.656.......................      943,697               4.0                 937,031      12.308
 12.656 - 14.766.......................    1,208,334               3.1               1,200,334      14.117
 14.766 - 16.875.......................      405,669               7.2                 313,000      14.844
 16.875 - 18.984.......................      697,833               6.9                 298,668      17.529
 18.984 - 21.094.......................       10,000               6.9                  10,000      19.781
                                           ---------               ---               ---------
                                           4,946,963               6.4               2,944,214
                                           =========                                 =========

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

                                                                           YEARS ENDED MAY 31,
                                                SEVEN MONTHS ENDED   -------------------------------
                                                DECEMBER 31, 2000      2000        1999       1998
                                                ------------------   ---------   --------   --------
Pro forma net income (loss)...................       $(2,360)        $(114,270)  $18,696    $45,250
                                                     =======         =========   =======    =======
Pro forma basic income (loss) per share.......       $  (.05)        $   (2.34)  $   .36    $   .84
                                                     =======         =========   =======    =======
Pro forma diluted income (loss) per share.....       $  (.05)        $   (2.34)  $   .36    $   .83
                                                     =======         =========   =======    =======

    The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the seven months ended December 31, 2000: (1) risk-free interest rate of 5.61% ;
(2) dividend yield of 1%; (3) expected life of 5 years; and (4) volatility of

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 16--STOCK OPTIONS--RESTATED (SEE NOTE 2) (CONTINUED)
40.41%. The following assumptions were used for the year ended May 31, 2000:
(1) risk-free interest rate of 5.56%; (2) dividend yield of 1.0%; (3) expected life of 5.0 years; and (4) volatility of 37.36%. The following assumptions were used for the year ended May 31, 1999: (1) risk-free interest rate of 5.75%;
(2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 34.66%. The following assumptions were used for the year ended May 31, 1998:
(1) risk-free interest rate of 6.07%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 31.10%.

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

NOTE 17--LITIGATION

INCOME TAX LITIGATION

    The Company is currently engaged in litigation with regard to federal income tax disputes (see Note 11 for a more complete explanation).

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

NOTE 18--FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107--"Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are permitted under SFAS
107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 18--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) financial instruments. Management believes that the disclosures required by SFAS 107 have limited relevance to the Company and its operations.

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

NOTE 19--SEGMENT INFORMATION--RESTATED (SEE NOTE 2)

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 19--SEGMENT INFORMATION--RESTATED (SEE NOTE 2) (CONTINUED)
    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                               FOR THE SEVEN
                                                  MONTHS
                                                   ENDED           FOR THE YEARS ENDED MAY 31,
                                               DECEMBER 31,    ------------------------------------
                                                   2000           2000         1999         1998
                                               -------------   ----------   ----------   ----------
Sales and revenues:
  Homebuilding and Financing.................   $  277,813     $  481,047   $  447,279   $  442,543
  Industrial Products........................      514,655        834,578      785,109      738,702
  Energy Services............................      220,911        338,263      361,250      285,950
  Natural Resources..........................      170,633        238,622      296,308      354,149
  Other......................................        3,903         12,398       10,161        8,928
                                                ----------     ----------   ----------   ----------
    Sales and revenues(a)(b).................   $1,187,915     $1,904,908   $1,900,107   $1,830,272
                                                ==========     ==========   ==========   ==========

Segment operating income (loss)(c)(d):
  Homebuilding and Financing.................   $   20,389     $   32,225   $   47,554   $   47,565
  Industrial Products........................       41,811         66,132       58,141       37,661
  Energy Services............................       14,453         26,515       24,891       20,947
  Natural Resources..........................      (14,418)      (182,428)     (37,127)      33,840
                                                ----------     ----------   ----------   ----------
  Segment operating income (loss)............       62,235        (57,556)      93,459      140,013
  Less--corporate interest and other
    expenses.................................      (53,569)       (76,076)     (62,416)     (55,516)
                                                ----------     ----------   ----------   ----------
  Income (loss) before income tax benefit
    (expense) and extraordinary item.........        8,666       (133,632)      31,043       84,497
  Income tax benefit (expense)...............       (5,480)        22,629       (8,819)     (34,179)
                                                ----------     ----------   ----------   ----------
    Income (loss) before extraordinary
      item...................................   $    3,186     $ (111,003)  $   22,224   $   50,318
                                                ==========     ==========   ==========   ==========

Depreciation:
  Homebuilding and Financing.................   $    2,778     $    4,783   $    3,950   $    3,840
  Industrial Products........................       20,025         35,408       35,177       33,323
  Energy Services............................        4,063          6,749        6,268        3,701
  Natural Resources..........................        9,292         29,871       37,117       34,713
  Other......................................        2,288          2,796        2,751        3,174
                                                ----------     ----------   ----------   ----------
    Total....................................   $   38,446     $   79,607   $   85,263   $   78,751
                                                ==========     ==========   ==========   ==========

Gross capital expenditures:
  Homebuilding and Financing.................   $    2,791     $    5,651   $    6,150   $    4,908
  Industrial Products........................       32,259         44,951       41,037       46,673
  Energy Services............................        5,112          5,233        6,582       14,169
  Natural Resources..........................        9,201         23,240       26,903       40,658
  Other......................................          192          2,920        2,385        1,145
                                                ----------     ----------   ----------   ----------
    Total....................................   $   49,555     $   81,995   $   83,057   $  107,553
                                                ==========     ==========   ==========   ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 19--SEGMENT INFORMATION--RESTATED (SEE NOTE 2) (CONTINUED)

                                               FOR THE SEVEN
                                                  MONTHS
                                                   ENDED           FOR THE YEARS ENDED MAY 31,
                                               DECEMBER 31,    ------------------------------------
                                                   2000           2000         1999         1998
                                               -------------   ----------   ----------   ----------
Identifiable assets:
  Homebuilding and Financing.................   $1,928,351     $1,967,788   $2,024,101   $2,217,883
  Industrial Products........................      672,050        684,370      662,990      629,921
  Energy Services............................      459,887        465,004      494,014      503,508
  Natural Resources..........................      216,873        245,157      365,729      382,509
  Other......................................       63,032         86,015      108,371      212,765
                                                ----------     ----------   ----------   ----------
    Total....................................   $3,340,193     $3,448,334   $3,655,205   $3,946,586
                                                ==========     ==========   ==========   ==========

- ------------------------

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
                                                  =======      =======    =======    =======

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                    RESTATED

NOTE 19--SEGMENT INFORMATION--RESTATED (SEE NOTE 2) (CONTINUED)
(d) Operating income amounts include postretirement benefits. A breakdown by segment of postretirement benefits is as follows (in thousands):

                                               FOR THE SEVEN
                                                  MONTHS
                                                   ENDED        FOR THE YEARS ENDED MAY 31,
                                               DECEMBER 31,    ------------------------------
                                                   2000          2000       1999       1998
                                               -------------   --------   --------   --------
Homebuilding and Financing...................     $ 1,240      $ 2,200    $ 1,707    $ 1,271
Industrial Products..........................       3,298        6,133      5,728      5,133
Energy Services..............................          --           --         --         --
Natural Resources............................       7,712       12,868     14,520     15,063
                                                  -------      -------    -------    -------
Other........................................         358          633        318        241
                                                  -------      -------    -------    -------
                                                  $12,608      $21,834    $22,273    $21,708
                                                  =======      =======    =======    =======

NOTE 20--SUBSEQUENT EVENTS

    On January 15, 2001, the Company announced the signing of an agreement for the sale of the Company's headquarters property for $16 million.

    As described in "Note 12--Debt", on February 5, 2001, the Trust V Variable Funding Loan Agreement was replaced by a similar facility, the Trust IX Variable Funding Loan Agreement.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Walter Industries, Inc.

    Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated January 31, 2001 except for Note 2, which is as of January 25, 2002, appearing on page F-2 of this Form 10-K/A also included an audit of the financial statement schedules listed in Item
14(a)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

    As discussed in Note 2, the Company has restated its method of accounting for revenue recognition and related losses on its instalment note portfolio.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
January 25, 2002

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             RESTATED (SEE NOTE 2)

                                                               ADDITIONS       DEDUCTIONS
                                                  BALANCE AT   CHARGED TO         FROM/         BALANCE AT
                                                  BEGINNING     COST AND       ADJUSTMENTS        END OF
DESCRIPTION                                       OF PERIOD     EXPENSES       TO RESERVES        PERIOD
- -----------                                       ----------   ----------      -----------      ----------
                                                                       (IN THOUSANDS)
FOR THE YEAR ENDED MAY 31, 1998
  Reserve (allowance for losses) deducted from
    instalment notes receivable(3)..............    $ 9,000     $ 9,828          $(9,028)(1)      $ 9,800
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    trade receivables...........................    $ 8,225     $  (665)         $  (427)(1)      $ 7,133
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    other receivables...........................    $    --     $   861          $    --          $   861
                                                    =======     =======          =======          =======
FOR THE YEAR ENDED MAY 31, 1999
  Reserve (allowance for losses) deducted from
    instalment notes receivable(3)..............    $ 9,800     $ 9,613          $(9,813)(1)      $ 9,600
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    trade receivables...........................    $ 7,133     $   816          $(1,412)(1)      $ 6,537
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    other receivables...........................    $   861     $   180          $   (11)         $ 1,030
                                                    =======     =======          =======          =======
FOR THE YEAR ENDED MAY 31, 2000
  Reserve (allowance for losses) deducted from
    instalment notes receivable(3)..............    $ 9,600     $10,660          $(9,560)(1)      $10,700
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    trade receivables...........................    $ 6,537     $ 1,625          $  (209)(1)      $ 7,953
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    other receivables...........................    $ 1,030     $ 3,394          $   (88)(1)      $ 4,336
                                                    =======     =======          =======          =======
  FAS 109 valuation allowance...................    $    --     $ 7,251 (2)      $    --          $ 7,251
                                                    =======     =======          =======          =======
FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000
  Reserve (allowance for losses) deducted from
    instalment notes receivables(3).............    $10,700     $ 5,310          $(5,710)(1)      $10,300
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    trade receivables...........................    $ 7,953     $   412          $  (143)(1)      $ 8,222
                                                    =======     =======          =======          =======
  Reserve (allowance for losses) deducted from
    other receivables...........................    $ 4,336     $   141          $(1,324)(1)      $ 3,153
                                                    =======     =======          =======          =======
  FAS 109 valuation allowance...................    $ 7,251     $    --          $    --          $ 7,251
                                                    =======     =======          =======          =======

- ------------------------

(1) Notes and accounts written off as uncollectible.

(2) FAS 109 allowance was established in fiscal 2000.

(3) As discussed in Note 2 in the Consolidated Financial Statements, the Company restated its method of accounting for revenue recognition and related loan losses on its instalment note portfolio.

                                 EXHIBIT INDEX

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

   EXHIBIT NUMBER                                           DESCRIPTION
- ---------------------               ------------------------------------------------------------
     2(a)(i)                   --   Amended Joint Plan of Reorganization of Walter Industries,
                                    Inc. and certain of its subsidiaries, dated as of
                                    December 9, 1994(1)

     2(a)(ii)                  --   Modification to the Amended Joint Plan of Reorganization of
                                    Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995(2)

     2(a)(iii)                 --   Findings of Fact, Conclusions of Law and Order Confirming
                                    Amended Joint Plan of Reorganization of Walter Industries,
                                    Inc. and certain of its subsidiaries, as modified(3)

     3(i)                      --   Amended and Restated Certificate of Incorporation of the
                                    Company(14)

     3(ii)                     --   Amended and Restated By-Laws(11)

    10(a)                      --   Stockholder's Agreement(3)

    10(b)                      --   Form of Common Stock Registration Rights Agreement(3)

    10(c)                      --   Channel One Registration Rights Agreement(7)

    10(d)                      --   Second Amended and Restated Veil Piercing Settlement
                                    Agreement (included as Exhibit 3A to Exhibit 2(a)(i)(1)

    10(e)                      --   Director and Officer Indemnification Agreement, dated as of
                                    March 3, 1995, among the Company and the Indemnities parties thereto(5)

    10(f)                      --   New Alabama Power Contract(4)(5)

    10(g)                      --   Escrow Agreement, dated as of September 12, 1995, between
                                    the Company and Harris Trust and Savings Bank, as Escrow
                                    Agent(7)

    10(h)                      --   Walter Industries, Inc. Directors' Deferred Fee Plan(7)

    10(i)                      --   1995 Long-Term Incentive Stock Plan of Walter Industries,
                                    Inc.(6)

    10(j)                      --   Stock Purchase Agreement dated as of September 19, 1997 by and among the Stockholders of Applied Industrial Materials corporation, Certain Stockholders of AIMCOR Enterprises
                                    International, Inc. AIMCOR (Germany) Limited Partnership and
                                    AIMCOR (Luxembourg) Limited Partnership, as first parties, and Walter Industries, Inc. as second party.(9)

    10(k)                      --   $800 Million Credit Agreement by and among Walter
                                    Industries, Inc. as Borrower, NationsBank, National
                                    Association, as Administrative Agent, Documentation Agent
                                    and Syndication Agent and the Lenders Party hereto(9)

    10(l)                      --   Amendment Agreement No. 5 to Credit Agreement(12)

    10(m)                      --   Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise Funding Corporation and
                                    NationsBank N.A. and amendments thereto(10)

    10(n)                      --   Amendment No. 5 to Variable Funding Loan Agreement(12)

    10(o)                      --   Amendment No. 6 to Variable Funding Loan Agreement dated
                                    September 27, 2000(13)

    21                         --   Subsidiaries of the Company

    23                         --   Consent of PricewaterhouseCoopers LLP

    24                         --   Powers of Attorney

   EXHIBIT NUMBER                                           DESCRIPTION
- ---------------------               ------------------------------------------------------------
    27                         --   Financial Data Schedule

    99.1                       --   Agreement, dated as of April 24, 2000, between the Company and Robert G. Burton(15)

    99.2                       --   Agreement, dated as of August 1, 2000, between the Company and Robert G. Burton(16)

    99.3                       --   Agreement, dated as of November 2, 2000, between the Company and Donald DeFosset

    99.4                       --   Agreement, dated as of August 16, 2000, between the Company and Edward Porter

- ------------------------

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