Form 10-Q/A
period 2001-03-31
WALTER INDUSTRIES INC /NEW/
filed 2002-01-28
CIK 837173

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-20537

                            ------------------------

                            WALTER INDUSTRIES, INC.

      Incorporated in DELAWARE             IRS Employer Identification No. 13-3429953

                     4211 W. BOY SCOUT BOULEVARD, TAMPA, FLORIDA 33607

                             Telephone Number (813) 871-4811

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    RESTATED

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              (UNAUDITED)     (NOTE 1)
                                                              -----------   -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    SHARE AMOUNTS)
ASSETS

Cash and cash equivalents...................................  $   13,612     $   11,513
Short-term investments, restricted..........................     105,351        100,901
Marketable securities.......................................       2,180          1,980
Instalment notes receivable, net............................   1,689,119      1,686,277
Receivables, net............................................     239,126        239,620
Inventories.................................................     281,298        261,441
Prepaid expenses............................................      12,955         13,079
Property, plant and equipment, net..........................     479,167        480,361
Investments.................................................      13,307         13,226
Unamortized debt expense....................................      41,325         42,432
Other long-term assets, net.................................      38,658         37,129
Goodwill, net...............................................     443,093        452,234
                                                              ----------     ----------
                                                              $3,359,191     $3,340,193
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $  169,650     $  171,949
Accrued expenses............................................     113,849        118,644
Income taxes payable........................................      67,213         61,027
Debt
  Mortgage-backed/asset-backed notes........................   1,747,021      1,769,833
  Other senior debt.........................................     450,250        411,500
Accrued interest............................................      30,320         28,231
Deferred income taxes.......................................      10,801         11,976
Accumulated postretirement benefits obligation..............     290,704        286,903
Other long-term liabilities.................................      54,605         54,679

Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,355,184 shares...............................         554            554
  Capital in excess of par value............................   1,160,937      1,162,767
  Accumulated deficit.......................................    (615,261)      (620,688)
  Treasury stock--9,823,492 and 9,296,592 shares, at cost...    (120,566)      (116,113)
  Accumulated other comprehensive loss......................        (886)        (1,069)
                                                              ----------     ----------
    Total stockholders' equity..............................     424,778        425,451
                                                              ----------     ----------
                                                              $3,359,191     $3,340,193
                                                              ==========     ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                    RESTATED

                                                              FOR THE THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Sales and revenues:
  Net sales.................................................  $404,867    $401,451
  Time charges..............................................    54,698      54,980
  Miscellaneous.............................................     4,873       7,222
                                                              --------    --------
                                                               464,438     463,653
                                                              --------    --------
Cost and expenses:
  Cost of sales.............................................   324,912     313,630
  Depreciation..............................................    16,118      19,471
  Selling, general and administrative.......................    48,271      55,207
  Provision for losses on instalment notes..................     2,444       2,736
  Postretirement benefits...................................     5,472       5,465
  Interest and amortization of debt expense.................    46,767      46,819
  Amortization of goodwill and other intangibles............     9,262       9,212
                                                              --------    --------
                                                               453,246     452,540
                                                              --------    --------
Income before income tax expense............................    11,192      11,113
Income tax expense..........................................     5,765       5,599
                                                              --------    --------
Net income..................................................  $  5,427    $  5,514
                                                              ========    ========
Basic net income per share..................................  $    .12    $    .12
                                                              ========    ========
Diluted net income per share................................  $    .12    $    .12
                                                              ========    ========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                    RESTATED

                                 (IN THOUSANDS)

                                                                                ACCUMULATED
                                               COMPREHENSIVE                       OTHER
                                                   INCOME       ACCUMULATED    COMPREHENSIVE     COMMON    CAPITAL IN   TREASURY
                                     TOTAL         (LOSS)         DEFICIT      INCOME (LOSS)     STOCK       EXCESS       STOCK
                                    --------   --------------   ------------   --------------   --------   ----------   ---------
Balance at December 31, 2000......  $425,451                     $(620,688)       $(1,069)        $554     $1,162,767   $(116,113)
Comprehensive income
  Net income......................     5,427       $5,427            5,427
  Other comprehensive income, net
    of tax
    Net unrealized gain on
      hedge.......................       368          368                             368
    Foreign currency translation
      adjustment..................      (185)        (185)                           (185)
                                                   ------
Comprehensive income..............                 $5,610
                                                   ------
Dividends paid....................    (1,830)                                                                  (1,830)
Purchases of treasury stock.......    (4,453)                                                                              (4,453)
                                    --------                     ---------        -------         ----     ----------   ---------
Balance at March 31, 2001.........  $424,778                     $(615,261)       $  (886)        $554     $1,160,937   $(120,566)
                                    ========                     =========        =======         ====     ==========   =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                    RESTATED

                                                              FOR THE THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $   5,427   $   5,514
  Charges to income not affecting cash:
    Depreciation............................................     16,118      19,471
    Provision for deferred income taxes.....................     (1,175)      4,771
    Accumulated postretirement benefits obligation..........      3,801       2,461
    Provision for other long-term liabilities...............        (74)        156
    Amortization of goodwill and other intangibles..........      9,262       9,212
    Amortization of debt expense............................      1,440       1,997
                                                              ---------   ---------
                                                                 34,799      43,582
  Decrease (increase) in assets:
    Short-term investments, restricted......................     (4,450)    (19,195)
    Marketable securities...................................       (200)     42,471
    Instalment notes receivable, net(a).....................     (2,842)     (6,724)
    Trade and other receivables, net........................        494      (6,407)
    Inventories.............................................    (19,857)    (34,303)
    Prepaid expenses........................................        124      (1,051)
  Increase (decrease) in liabilities:
    Accounts payable........................................     (2,299)    (14,081)
    Accrued expenses........................................     (4,795)        656
    Income taxes payable....................................      6,186      (3,755)
    Accrued interest........................................      2,089      (1,534)
                                                              ---------   ---------
      Cash flows from operating activities..................      9,249        (341)
                                                              ---------   ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of
    retirements.............................................    (14,924)    (17,543)
  Increase in investments and other assets..................     (1,731)      2,354
                                                              ---------   ---------
      Cash flows used in investing activities...............    (16,655)    (15,189)
                                                              ---------   ---------
FINANCING ACTIVITIES
  Issuance of debt..........................................    302,803     184,689
  Retirement of debt........................................   (286,865)   (180,597)
  Additions to unamortized debt expense.....................       (333)         --
  Purchases of treasury stock...............................     (4,453)    (11,094)
  Dividends paid............................................     (1,830)     (1,450)
  Net unrealized gain on hedge..............................        368          --
  Exercise of employee stock options........................         --          82
                                                              ---------   ---------
      Cash flows from (used in) financing activities........      9,690      (8,370)
                                                              ---------   ---------
EFFECT OF EXCHANGE RATE ON CASH.............................       (185)       (725)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      2,099     (24,625)
Cash and cash equivalents at beginning of period............     11,513      57,508
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  13,612   $  32,883
                                                              =========   =========

- ------------------------------
(a) Consists of sales and resales, net of repossessions and provision for losses of $33.9 million and $32.1 million and cash collections on account and payouts in advance of maturity of $36.7 million and $38.8 million, respectively.

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2001 (UNAUDITED)

                                    RESTATED

NOTE 1--BASIS OF PRESENTATION

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

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Walter Industries, Inc. and Subsidiaries Transition Report on Form 10-K/A for the transition period ended December 31, 2000.

NOTE 2--RESTATEMENT

    The following amounts have been restated for certain accounting policy changes, collectively referred to as the "revised accounting policies" including use of the interest method of revenue recognition on the instalment note portfolio, related provision for losses on instalment notes, deferral and amortization of note origination costs and the deferral of gains recognized upon the sale of repossessed properties. Previously, time charges were included in equal parts in each monthly payment (i.e. straight-line method) and taken into income as collected.

    Generally, the effect of the revised accounting policies was to reduce revenues, including principally time-charge income which is reflected in net sales and revenues, and to increase provision for losses on instalment notes. The restatements reflect deferral and amortization of nominal gains on the sale of repossessed properties and nominal deferral and amortization of note origination costs. In addition, stockholders' equity increased by $229.9 million as of December 31, 2000, the earliest date presented as a result of the impact of the restatements discussed above, net of tax. Previously reported selling, general and administrative expense amounts have been reduced in each period presented to reflect the amount of provision for losses on instalment notes that has been reclassified to a separate line item in the restated format. All financial data in the Form 10-Q/A reflects the impact of the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           MARCH 31, 2001 (UNAUDITED)

                                    RESTATED

NOTE 2--RESTATEMENT (CONTINUED)
restatement. The following table summarizes the impact of applying the interest method on the statement of operations and balance sheet:

                                                          FOR THE THREE MONTHS
                                                                 ENDED
                                                             MARCH 31, 2001
                                                        ------------------------
                                                        AS PREVIOUSLY      AS
                                                          REPORTED      RESTATED
                                                        -------------   --------
Statement of operations data:

Net sales and revenues................................    $463,455      $464,438
Cost of sales.........................................     325,462       324,912
Selling, general and administrative...................      48,853        48,271
Provision for losses on instalment notes..............         312         2,444
Income before income taxes............................      11,791        11,192
Income tax expense....................................      (5,975)       (5,765)
Net income............................................       5,816         5,427

Basic and diluted net income per share................    $    .13      $    .12

                                                            MARCH 31, 2001
                                                      --------------------------
                                                      AS PREVIOUSLY       AS
                                                        REPORTED       RESTATED
                                                      -------------   ----------
Balance sheet data:

Instalment notes receivable.........................   $1,362,374     $1,698,719
Allowance for losses on instalment notes............      (26,935)        (9,600)
Inventories.........................................      281,880        281,298
Deferred income taxes--asset (liability)............      112,783        (10,801)
Total assets........................................    3,118,876      3,359,191
Accumulated deficit.................................     (844,775)      (615,261)
Stockholders' equity................................      195,264        424,778

                                                          FOR THE THREE MONTHS
                                                                 ENDED
                                                             MARCH 31, 2000
                                                        ------------------------
                                                        AS PREVIOUSLY      AS
                                                          REPORTED      RESTATED
                                                        -------------   --------
Statement of operations data:

Net sales and revenues................................    $464,702      $463,653
Cost of sales.........................................     314,233       313,630
Selling, general and administrative...................      55,740        55,207
Provision for losses on instalment notes..............          --         2,736
Income before income taxes............................      13,762        11,113
Income tax expense....................................      (6,526)       (5,599)
Net income............................................       7,236         5,514

Basic and diluted net income per share................    $    .15      $    .12

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           MARCH 31, 2001 (UNAUDITED)

                                    RESTATED

NOTE 2--RESTATEMENT (CONTINUED)

                                                          DECEMBER 31, 2000
                                                      --------------------------
                                                      AS PREVIOUSLY       AS
                                                        REPORTED       RESTATED
                                                      -------------   ----------
Balance sheet data:

Instalment notes receivable.........................   $1,358,858     $1,696,577
Allowance for losses on instalment notes............      (26,839)       (10,300)
Inventories.........................................      262,002        261,441
Deferred income taxes--asset (liability)............      111,818        (11,976)
Total assets........................................    3,098,314      3,340,193
Accumulated deficit.................................     (850,591)      (620,688)
Stockholders' equity................................      195,548        425,451

NOTE 3--RESTRICTED SHORT-TERM INVESTMENTS

    Restricted short-term investments at March 31, 2001 and December 31, 2000 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, and IX at March 31, 2001 and Mid-State Trusts II, IV, V, VI, VII, and VIII at
December 31, 2000 (the "Trusts") ($100.1 million and $94.1 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($5.3 million and $6.8 million), respectively.

NOTE 4--INSTALMENT NOTES RECEIVABLE--RESTATED (SEE NOTE 2)

    The instalment notes receivable is summarized as follows (in thousands):

                                                      MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   -------------
Instalment Notes Receivable.........................  $1,698,719    $1,696,577
Less: Allowance for losses on instalment notes......       9,600        10,300
                                                      ----------    ----------
Net.................................................  $1,689,119    $1,686,277
                                                      ==========    ==========

    Activity in the allowance for losses on instalment notes is summarized as follows (in millions):

                                                        MARCH 31,    DECEMBER 31,
                                                           2001          2000
                                                        ----------   -------------
Balance at beginning of period........................    $10,300       $10,700
Provisions charged to income..........................      2,444         5,310
Charge-offs, net of recoveries........................     (3,144)       (5,710)
                                                          -------       -------
Balance at end of period..............................    $ 9,600       $10,300
                                                          =======       =======

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           MARCH 31, 2001 (UNAUDITED)

                                    RESTATED

NOTE 5--INVENTORIES--RESTATED (SEE NOTE 2)

    Inventories are summarized as follows (in thousands):

                                                        MARCH 31,    DECEMBER 31,
                                                           2001          2000
                                                        ----------   -------------
Finished goods........................................   $177,266      $159,069
Goods in process......................................     46,400        46,289
Raw materials and supplies............................     51,493        49,387
Houses held for resale................................      6,139         6,696
                                                         --------      --------
Total inventories.....................................   $281,298      $261,441
                                                         ========      ========

NOTE 6--DEBT

    Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                      MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   -------------
Mortgage-Backed/Asset-Backed Notes:
  Trust II Mortgage-Backed Notes....................  $  145,350    $  161,500
  Trust IV Asset Backed Notes.......................     496,068       502,174
  Trust V Variable Funding Loan.....................          --       161,000
  Trust VI Asset Backed Notes.......................     304,256       309,803
  Trust VII Asset Backed Notes......................     268,338       272,192
  Trust VIII Asset Backed Notes.....................     356,506       363,164
  Trust IX Asset Backed Notes.......................     176,503            --
                                                      ----------    ----------
                                                       1,747,021     1,769,833
                                                      ----------    ----------

Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility.......................     149,700       110,000
    Term Loan.......................................     300,000       300,000
    Other...........................................         550         1,500
                                                      ----------    ----------
                                                         450,250       411,500
                                                      ----------    ----------
Total...............................................  $2,197,271    $2,181,333
                                                      ==========    ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           MARCH 31, 2001 (UNAUDITED)

                                    RESTATED

NOTE 7--STOCKHOLDERS' EQUITY

    Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                              SHARES     AMOUNT
                                                             --------   --------
Treasury stock at December 31, 2000........................   9,297     $116,113
Share repurchases for the three months ended March 31,
  2001.....................................................     526        4,453
                                                              -----     --------
Total held in treasury at March 31, 2001...................   9,823     $120,566
                                                              =====     ========

    On April 2, 2001 the Board of Directors increased the authorization to repurchase the Company's common stock to $25 million.

NOTE 8--EARNINGS PER SHARE--RESTATED (SEE NOTE 2)

    A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                          -----------------------------------------
                                                 2001                  2000
                                          -------------------   -------------------
                                           BASIC     DILUTED     BASIC     DILUTED
                                          --------   --------   --------   --------
Net income..............................  $ 5,427    $ 5,427    $ 5,514    $ 5,514
                                          =======    =======    =======    =======

Shares of common stock outstanding:
  Average number of common shares(a)....   45,733     45,733     47,584     47,584
Effect of diluted securities:
Stock options(b)........................       --        129         --         --
                                          -------    -------    -------    -------
                                           45,733     45,862     47,584     47,584
                                          =======    =======    =======    =======
Net income per share....................  $   .12    $   .12    $   .12    $   .12
                                          =======    =======    =======    =======

- ------------------------

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           MARCH 31, 2001 (UNAUDITED)

                                    RESTATED

NOTE 9--DERIVATIVES

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           MARCH 31, 2001 (UNAUDITED)

                                    RESTATED

NOTE 10--SEGMENT INFORMATION--RESTATED (SEE NOTE 2)

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Sales and revenues:
  Homebuilding and Financing............................  $113,716   $121,195
  Industrial Products...................................   197,665    196,475
  Energy Services.......................................    85,620     92,251
  Natural Resources.....................................    66,307     50,607
  Other.................................................     1,130      3,125
                                                          --------   --------
    Sales and revenues..................................  $464,438   $463,653
                                                          ========   ========
Operating income(a):
  Homebuilding and Financing............................  $  9,504   $  9,749
  Industrial Products...................................    14,837     18,194
  Energy Services.......................................     5,164      8,770
  Natural Resources.....................................       607     (8,251)
                                                          --------   --------
    Operating income....................................    30,112     28,462
  Less: General corporate expense.......................     7,604      6,066
    Senior debt interest expense........................    11,316     11,283
                                                          --------   --------
  Income before tax expense.............................    11,192     11,113
  Income tax expense....................................     5,765      5,599
                                                          --------   --------
    Net income..........................................  $  5,427   $  5,514
                                                          ========   ========
Depreciation:
  Homebuilding and Financing............................  $  1,088   $  1,088
  Industrial Products...................................     9,493      8,411
  Energy Services.......................................     1,670      1,708
  Natural Resources.....................................     2,908      7,624
  Other.................................................       959        640
                                                          --------   --------
    Total...............................................  $ 16,118   $ 19,471
                                                          ========   ========

- ------------------------
(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
  Homebuilding and Financing............................  $  4,270   $  4,749
  Industrial Products...................................     2,591      2,616
  Energy Services.......................................     2,139      2,139
  Natural Resources.....................................        --       (436)
  Other.................................................       262        144
                                                          --------   --------
                                                          $  9,262   $  9,212
                                                          ========   ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As more fully described in Note 2 of "Notes to Consolidated Financial Statements," on January 28, 2002, the Company restated its previously issued financial statements for certain accounting policy changes, collectively referred to as the "revised accounting policies." Accordingly, all prior period information presented herein has been restated to reflect these changes. Total assets, net instalment notes receivable, allowance for losses, equity, certain income statement amounts and net income were restated on this Form 10-Q/A from amounts previously reported in the Company's Form 10-Q, as filed May 15, 2001. The principal differences result from a change in the method of recognizing time charge income from the straight-line method to the interest method, which also has a related impact on the allowance for losses. These changes are reflected in the Homebuilding and Financing segment. The following discussion of operating results includes the impact of these restatements.

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 10 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Net sales and revenues for the three months ended March 31, 2001 were $464.4 million, an increase of $.8 million from the comparable three month period in 2000. Revenue growth within the Industrial Products and Natural Resources segments was offset by declines in unit sales of homes and a $.3 million decrease in time charges in the Homebuilding and Financing segment. Also, volumes for the Energy Services segment declined due to delayed timing of petroleum coke shipments. Miscellaneous income decreased because the prior year quarter included a $2.4 million gain from an executive life insurance policy.

    Cost of sales, exclusive of depreciation, of $324.9 million was 80.3% of net sales in the 2001 period versus $313.6 million and 78.1% of net sales in the comparable period of 2000. The increase in cost of sales was principally the result of higher petroleum coke costs and higher energy costs. The increase in cost of sales as a percent of net sales reflects lower gross profit margins realized on petcoke sales, lost fixed absorption in some of the Industrial Products businesses and higher energy costs. This increase was partially offset by cost reductions and productivity improvements in other business segments, principally lower materials cost for homebuilding and lower scrap iron cost for U.S. Pipe.

    Depreciation for the three months ended March 31, 2001 was $16.1 million, a decrease of $3.4 million from the same period in 2000. This decrease was primarily attributable to lower depreciation expense resulting from the $166.7 million pretax asset impairment charge to the Company's coal mining assets taken in May 2000.

    Selling, general and administrative expenses of $48.3 million were 10.4% of net sales and revenues in the 2001 period, compared to $55.2 million and 11.9% in 2000. The decrease in expenses was due to lower expenses from cost reduction and productivity improvement programs implemented in the last twelve months, including the reorganization of the European operations in the Energy Services segment.

    Provision for losses on instalment notes of $2.4 million were 4.5% of time charges in the 2001 period, compared to $2.7 million and 5.0% in 2000.

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

    Net income for the three months ended March 31, 2001 was $5.4 million compared to $5.5 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $.12 compared to $.12 in the 2000 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

    Net sales and revenues were $113.7 million for the three months ended
March 31, 2001, a decrease of $7.5 million from the quarter ended March 31, 2000. During the three months ended March 31, 2001, the Company completed fewer homes, which was partially offset by an increase in the average net selling price. The average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                             MARCH 31, 2001       MARCH 31, 2000
                                           ------------------   ------------------
Homes Completed..........................           924                1,065
Average Net Selling Price................       $58,500              $57,700

    In addition to the decrease in the homes completed and the increase in the average net selling price, time charge income decreased $.3 million principally as the result of the prepayment speed decreasing to 4.7% for the quarter ended March 31, 2001 compared to 5.3% for the quarter ended March 31, 2000.

    The estimated backlog of homes to be constructed at March 31, 2001 was $101.7 million compared to $99.0 million at December 31, 2000 and $112.4 million at March 31, 2000.

    Operating income was $9.5 million for the three months ended March 31, 2001 compared to $9.7 million in the prior year period. The $.2 million decrease was principally caused by the $.3 million decline in time charges. Improved operating margins on home sales, attributable to lower materials cost and other expense reductions, were offset by lower revenues from fewer unit completions.

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

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                             MARCH 31, 2001       MARCH 31, 2000
                                           ------------------   ------------------
Average Methane Selling Price (per
  MCF)...................................     $      6.84          $      2.49
Number of Methane Wells..................             325                  320
Average Coal Selling Price (per ton).....     $     28.11          $     29.80
Average Cost Per Ton Produced............     $     30.12          $     32.07
Tons of Coal Sold........................     1.7 million          1.4 million

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

    In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and the purchase and the sale of natural gas. The Company may occasionally utilize derivative financial instruments to manage certain of these exposures where it considers it practical to do so. In the first quarter of 2001, the Company entered into a commodity swap to hedge anticipated sales of natural gas. At March 31, 2001, the Company had outstanding commodity swaps with a notionable amount of approximately 3.8 million cubic feet. These commodity swaps, which cover the period from April through December of 2001, provide for the Company to receive a weighted average fixed price of approximately $5.30 per MMBTU and to pay a variable price that is substantially the same as the price to be received by the Company from its sales contract with Southern Natural Gas. For further information about the Company's use of derivative instruments, see
Note 9 of "Notes to Consolidated Financial Statements."

    The Company is also subject to a limited amount of foreign currency risk, but does not currently engage in any significant foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than the U.S. dollar.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

    This Form 10-Q/A contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this Form 10-Q/A, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 11 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on April 26, 2001, the following proposals were submitted to the Stockholders:

    1.  The election of the following directors:

DIRECTOR                            FOR       WITHHELD    BROKER NON-VOTES
- --------                         ----------   ---------   ----------------
Robert F. Amter................  40,726,507   2,126,562          0
Donald N. Boyce................  40,674,836   2,178,233          0
Howard L. Clark, Jr............  40,709,971   2,143,098          0
Don DeFosset...................  40,727,707   2,125,362          0
Perry Golkin...................  40,704,624   2,148,445          0
James L. Johnson...............  40,709,871   2,143,198          0
Scott C. Nuttall...............  40,725,057   2,128,012          0
Wayne W. Robinson..............  40,727,607   2,125,462          0
Neil A. Springer...............  40,727,207   2,125,862          0
Michael T. Tokarz..............  40,704,324   2,148,745          0

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

                                        WALTER INDUSTRIES, INC.

                    /s/ W.F. OHRT                                           /s/ C.E. CAUTHEN
     -------------------------------------------                 --------------------------------------
                      W.F. Ohrt                                               C.E. Cauthen
            EXECUTIVE VICE PRESIDENT AND                          SENIOR VICE PRESIDENT, CONTROLLER AND
             PRINCIPAL FINANCIAL OFFICER                              PRINCIPAL ACCOUNTING OFFICER

Date: January 28, 2002