Form 10-Q/A
period 2001-06-30
WALTER INDUSTRIES INC /NEW/
filed 2002-01-28
CIK 837173

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

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

                          CONSOLIDATED BALANCE SHEETS

                                    RESTATED

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              (UNAUDITED)     (NOTE 1)
                                                              -----------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                       AMOUNTS)
ASSETS

Cash and cash equivalents...................................  $   12,083     $   11,513
Short-term investments, restricted..........................     112,602        100,901
Marketable securities.......................................       3,905          1,980
Instalment notes receivable, net............................   1,688,770      1,686,277
Receivables, net............................................     270,504        239,620
Inventories.................................................     261,067        261,441
Prepaid expenses............................................      11,579         13,079
Property, plant and equipment, net..........................     478,097        480,361
Investments.................................................      12,956         13,226
Unamortized debt expense....................................      40,310         42,432
Other long-term assets, net.................................      42,510         37,129
Goodwill, net...............................................     434,420        452,234
                                                              ----------     ----------
                                                              $3,368,803     $3,340,193
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $  160,738     $  171,949
Accrued expenses............................................     113,615        118,644
Income taxes payable........................................      62,066         61,027
Debt
  Mortgage-backed/asset-backed notes........................   1,757,625      1,769,833
  Other senior debt.........................................     435,550        411,500
Accrued interest............................................      30,847         28,231
Deferred income taxes.......................................      27,365         11,976
Accumulated postretirement benefits obligation..............     293,063        286,903
Other long-term liabilities.................................      54,961         54,679

Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,366,518 and 55,355,184 shares................         554            554
  Capital in excess of par value............................   1,159,728      1,162,767
  Accumulated deficit.......................................    (600,931)      (620,688)
  Treasury stock--10,550,692 and 9,296,592 shares, at
    cost....................................................    (128,341)      (116,113)
  Accumulated other comprehensive income (loss).............       1,963         (1,069)
                                                              ----------     ----------
      Total stockholders' equity............................     432,973        425,451
                                                              ----------     ----------
                                                              $3,368,803     $3,340,193
                                                              ==========     ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                    RESTATED

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Sales and revenues:
  Net sales.................................................  $455,786    $ 444,641
  Time charges..............................................    56,080       53,593
  Miscellaneous.............................................     5,822       10,820
                                                              --------    ---------
                                                               517,688      509,054
                                                              ========    =========

Cost and expenses:
  Cost of sales.............................................   368,133      370,971
  Depreciation..............................................    15,469       17,588
  Selling, general and administrative.......................    49,357       64,369
  Provision for losses on instalment notes..................     2,424        2,532
  Postretirement benefits...................................     2,933        5,441
  Interest and amortization of debt expense.................    43,409       47,909
  Amortization of goodwill and other intangibles............     9,295        8,873
  Restructuring and impairment charges......................        --      167,866
                                                              --------    ---------
                                                               491,020      685,549
                                                              --------    ---------

Income (loss) before income taxes...........................    26,668     (176,495)
Income tax benefit (expense)................................   (12,337)      44,509
                                                              --------    ---------
Net income (loss)...........................................  $ 14,331    $(131,986)
                                                              ========    =========

Basic net income (loss) per share...........................  $    .32    $   (2.80)
                                                              --------    ---------

Diluted net income (loss) per share.........................  $    .32    $   (2.80)
                                                              ========    =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                    RESTATED

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Sales and revenues:
  Net sales.................................................  $860,653    $ 846,092
  Time charges..............................................   110,778      108,573
  Miscellaneous.............................................    10,695       18,043
                                                              --------    ---------
                                                               982,126      972,708
                                                              --------    ---------

Cost and expenses:
  Cost of sales.............................................   693,045      684,601
  Depreciation..............................................    31,587       37,059
  Selling, general and administrative.......................    97,628      119,576
  Provision for losses on instalment notes..................     4,868        5,269
  Postretirement benefits...................................     8,405       10,906
  Interest and amortization of debt expense.................    90,176       94,728
  Amortization of goodwill and other intangibles............    18,557       18,085
  Restructuring and impairment charges......................        --      167,866
                                                              --------    ---------
                                                               944,266    1,138,090
                                                              --------    ---------

Income (loss) before income taxes...........................    37,860     (165,382)
Income tax benefit (expense)................................   (18,103)      38,910
                                                              --------    ---------
Net income (loss)...........................................  $ 19,757    $(126,472)
                                                              --------    ---------

Basic net income (loss) per share...........................  $    .43    $   (2.67)
                                                              --------    ---------

Diluted net income (loss) per share.........................  $    .43    $   (2.67)
                                                              --------    ---------

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                    RESTATED

                                 (IN THOUSANDS)

                                                                         ACCUMULATED
                                          COMPREHENSIVE                     OTHER
                                             INCOME       ACCUMULATED   COMPREHENSIVE    COMMON    CAPITAL IN   TREASURY
                                TOTAL        (LOSS)         DEFICIT     INCOME (LOSS)    STOCK       EXCESS       STOCK
                               --------   -------------   -----------   -------------   --------   ----------   ---------
Balance at December 31,
  2000.......................  $425,451                    $(620,688)      $(1,069)       $554     $1,162,767   $(116,113)
Comprehensive income:
  Net income.................    19,757      $19,757          19,757
  Other comprehensive income,
    net of tax:
    Net unrealized gain on
      hedge..................     3,193        3,193                         3,193
    Foreign currency
      translation
      adjustment.............      (161)        (161)                         (161)
                                             -------
Comprehensive income.........                $22,789
                                             -------
Stock issued on exercise of
  stock options..............       144                                                                   144
Purchases of treasury
  stock......................   (12,228)                                                                          (12,228)
Dividends paid...............    (3,183)                                                               (3,183)
                               --------                    ---------       -------        ----     ----------   ---------

Balance at June 30, 2001.....  $432,973                    $(600,931)      $ 1,963        $554     $1,159,728   $(128,341)
                               ========                    =========       =======        ====     ==========   =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                    RESTATED

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $  19,757   $(126,472)
  Charges to income (loss) not affecting cash:
    Depreciation............................................     31,587      37,059
    Provision for (benefit from) deferred income taxes......     15,389     (54,370)
    Accumulated postretirement benefits obligation..........      6,160       4,883
    Provision for other long-term liabilities...............        282      12,054
    Amortization of goodwill and other intangibles..........     18,557      18,085
    Amortization of debt expense............................      2,622       3,568
    Restructuring and impairment charges....................         --     167,866
                                                              ---------   ---------
                                                                 94,354      62,673

  Decrease (increase) in assets:
    Short-term investments, restricted......................    (11,701)     12,894
    Marketable securities...................................     (1,925)     36,819
    Instalment notes receivable, net (a)....................     (2,493)    (16,324)
    Trade and other receivables, net........................    (30,884)    (20,617)
    Inventories.............................................        374     (16,768)
    Prepaid expenses........................................      1,500       6,007
  Increase (decrease) in liabilities:
    Accounts payable........................................    (11,211)    (10,769)
    Accrued expenses........................................     (5,029)     (8,293)
    Income taxes payable....................................      1,039       6,639
    Accrued interest........................................      2,616      (2,337)
                                                              ---------   ---------
      Cash flows from operating activities..................     36,640      49,924
                                                              ---------   ---------

INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of
    retirements.............................................    (29,323)    (42,358)
  Decrease (increase) in investments and other assets.......     (5,854)      1,099
                                                              ---------   ---------
      Cash flows used in investing activities...............    (35,177)    (41,259)
                                                              ---------   ---------

FINANCING ACTIVITIES
  Issuance of debt..........................................    443,207     786,764
  Retirement of debt........................................   (431,365)   (804,536)
  Additions to unamortized debt expense.....................       (500)     (1,950)
  Purchases of treasury stock...............................    (12,228)    (15,191)
  Dividends paid............................................     (3,183)     (2,867)
  Net unrealized gain on hedge..............................      3,193         192
  Exercise of employee stock options........................        144         509
                                                              ---------   ---------
      Cash flows used in financing activities...............       (732)    (37,079)
                                                              ---------   ---------

EFFECT OF EXCHANGE RATE ON CASH.............................       (161)       (475)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........        570     (28,889)
Cash and cash equivalents at beginning of period............     11,513      57,508
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  12,083   $  28,619
                                                              =========   =========

- --------------------------

(a) Consists of sales and resales, net of repossessions and provision for losses of $77.2 million and $58.9 million and cash collections on account and payouts in advance of maturity of $79.7 million and $75.2 million, respectively.

          See accompanying "Notes to Consolidated Financial Statement"

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

NOTE 2--RESTATEMENTS

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

    Generally, the effect of the revised accounting policies was to reduce revenues, including principally time-charge income which is reflected in net sales and revenues, and to increase provision for losses on instalment notes. The restatements reflect deferral and amortization of nominal gains on the sale of repossessed properties and nominal deferral and amortization of note origination costs. In addition, stockholders' equity increased by $229.9 million as of December 31, 2000 the earliest date presented as a result of the impact of the restatements discussed above, net of tax. Previously reported selling, general and administrative expense amounts have been reduced in each period presented to reflect the amount of provision for losses on instalment notes that has been reclassified to a separate line item in the restated format. All financial data in the Form 10-Q/A reflects the impact of the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           JUNE 30, 2001 (UNAUDITED)

                                    RESTATED

NOTE 2--RESTATEMENTS (CONTINUED)
restatement. The following table summarizes the impact of applying the interest method on the statement of operations and balance sheet:

                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                    ENDED JUNE 30, 2001        ENDED JUNE 30, 2001
                                                  ------------------------   ------------------------
                                                  AS PREVIOUSLY      AS      AS PREVIOUSLY      AS
                                                    REPORTED      RESTATED     REPORTED      RESTATED
                                                  -------------   --------   -------------   --------
Statement of operations data:

Net sales and revenues..........................    $516,547      $517,688     $980,002      $982,126
Cost of sales...................................     368,682       368,133      694,144       693,045
Selling, general and administrative.............      49,475        49,357       98,058        97,628
Provision for losses on instalment notes........          --         2,424           --         4,868
Income before income taxes......................      27,284        26,668       39,075        37,860
Income tax expense..............................     (12,553)      (12,337)     (18,528)      (18,103)
Net income......................................    $ 14,731      $ 14,331     $ 20,547      $ 19,757

Basic and diluted net income per share..........    $    .32      $    .32     $    .45      $    .43

                                                                  AS OF JUNE 30, 2001
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Balance sheet data:

Instalment notes receivable.................................   $1,362,670     $1,698,070
Allowance for losses on instalment notes....................      (26,964)        (9,300)
Inventories.................................................      261,649        261,067
Deferred income taxes--asset (liability)....................       96,004        (27,365)
Total assets................................................    3,112,325      3,368,803
Accumulated deficit.........................................     (830,044)      (600,931)
Stockholders' equity........................................      203,860        432,973

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           JUNE 30, 2001 (UNAUDITED)

                                    RESTATED

NOTE 2--RESTATEMENTS (CONTINUED)

                                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                    ENDED JUNE 30, 2000         ENDED JUNE 30, 2000
                                                 -------------------------   -------------------------
                                                 AS PREVIOUSLY      AS       AS PREVIOUSLY      AS
                                                   REPORTED      RESTATED      REPORTED      RESTATED
                                                 -------------   ---------   -------------   ---------
Statement of operations data:

Net sales and revenues.........................    $ 507,658     $ 509,054     $ 972,360     $ 972,708
Cost of sales..................................      371,553       370,971       685,786       684,601
Selling, general and administrative............       64,703        64,369       120,443       119,576
Provision for losses on instalment notes.......           --         2,532            --         5,269
Loss before income taxes.......................     (176,275)     (176,495)     (162,513)     (165,382)
Income tax benefit.............................       44,432        44,509        37,906        38,910
Net income (loss)..............................    $(131,843)    $(131,986)    $(124,607)     (126,472)

Basic and diluted net income (loss) per
  share........................................    $   (2.79)    $   (2.80)    $   (2.63)    $   (2.67)

                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Balance sheet data:

Instalment notes receivable.................................   $1,358,858     $1,696,577
Allowance for losses on instalment notes....................      (26,839)       (10,300)
Inventories.................................................      262,002        261,441
Deferred income taxes--asset (liability)....................      111,818        (11,976)
Total assets................................................    3,098,314      3,340,193
Accumulated deficit.........................................     (850,591)      (620,688)
Stockholders' equity........................................      195,548        425,451

NOTE 3--RESTRICTED SHORT-TERM INVESTMENTS

    Restricted short-term investments at June 30, 2001 and December 31, 2000 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, and IX at June 30, 2001 and Mid-State Trusts II, IV, V, VI, VII, and VIII at December 31, 2000 (the "Trusts") ($107.7 million and $94.1 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($4.9 million and $6.8 million), respectively.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           JUNE 30, 2001 (UNAUDITED)

                                    RESTATED

NOTE 4--INSTALMENT NOTES RECEIVABLE--RESTATED (SEE NOTE 2)

    The instalment notes receivable is summarized as follows (in thousands):

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   -------------
Instalment Notes Receivable.........................  $1,698,070    $1,696,577
Less: Allowance for losses on instalment notes......      (9,300)      (10,300)
                                                      ----------    ----------
Net.................................................  $1,688,770    $1,686,277
                                                      ==========    ==========

    Activity in the allowance for losses on instalment notes is summarized as follows (in millions):

                                                         JUNE 30,    DECEMBER 31,
                                                           2001          2000
                                                         ---------   -------------
Balance at beginning of period.........................   $10,300       $10,700
Provisions charged to income...........................     4,868         5,310
Charge-offs, net of recoveries.........................    (5,868)       (5,710)
                                                          -------       -------
Balance at end of period...............................   $ 9,300       $10,300
                                                          =======       =======

NOTE 5--INVENTORIES--RESTATED (SEE NOTE 2)

    Inventories are summarized as follows (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2001          2000
                                                        ---------   -------------
Finished goods........................................  $159,654      $159,069
Goods in process......................................    44,147        46,289
Raw materials and supplies............................    51,797        49,387
Houses held for resale................................     5,469         6,696
                                                        --------      --------
Total inventories.....................................  $261,067      $261,441
                                                        ========      ========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                           JUNE 30, 2001 (UNAUDITED)

                                    RESTATED

NOTE 6--DEBT

    Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   -------------
Mortgage-Backed/Asset-Backed Notes:
  Trust II Mortgage-Backed Notes....................  $  129,200    $  161,500
  Trust IV Asset Backed Notes.......................     492,559       502,174
  Trust V Variable Funding Loan.....................          --       161,000
  Trust VI Asset Backed Notes.......................     299,612       309,803
  Trust VII Asset Backed Notes......................     261,842       272,192
  Trust VIII Asset Backed Notes.....................     347,905       363,164
  Trust IX Variable Funding Loan....................     226,507            --
                                                      ----------    ----------
                                                       1,757,625     1,769,833
                                                      ----------    ----------

Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility.......................     135,000       110,000
    Term Loan.......................................     300,000       300,000
    Other...........................................         550         1,500
                                                      ----------    ----------
                                                         435,550       411,500
                                                      ----------    ----------

Total...............................................  $2,193,175    $2,181,333
                                                      ==========    ==========

NOTE 7--STOCKHOLDERS' EQUITY

    Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                             SHARES     AMOUNT
                                                            --------   --------
Treasury stock at December 31, 2000.......................    9,297    $116,113
Share repurchases for the six months ended June 30,
  2001....................................................    1,254      12,228
                                                             ------    --------
Total held in treasury at June 30, 2001...................   10,551    $128,341
                                                             ======    ========

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

NOTE 8--EARNINGS PER SHARE--RESTATED (SEE NOTE 2)

    A reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands, except per share data):

                                               THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------
                                              2001                   2000
                                       -------------------   ---------------------
                                        BASIC     DILUTED      BASIC      DILUTED
                                       --------   --------   ---------   ---------
Net income (loss)....................  $14,331    $14,331    $(131,986)  $(131,986)
                                       =======    =======    =========   =========
Shares of common stock outstanding:
Average number of common shares (a)..   44,974     44,974       47,179      47,179
Effect of diluted securities:
Stock options (b)....................       --        345           --          --
                                       -------    -------    ---------   ---------
                                        44,974     45,319       47,179      47,179
                                       =======    =======    =========   =========
Net income (loss) per share..........  $   .32    $   .32    $   (2.80)  $   (2.80)
                                       =======    =======    =========   =========

                                                SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------
                                              2001                   2000
                                       -------------------   ---------------------
                                        BASIC     DILUTED      BASIC      DILUTED
                                       --------   --------   ---------   ---------
Net income (loss)....................  $19,757    $19,757    $(126,472)  $(126,472)
                                       =======    =======    =========   =========
Shares of common stock outstanding:
Average number of common shares (a)..   45,455     45,455       47,374      47,374
Effect of diluted securities:
Stock options (b)....................       --        241           --          --
                                       -------    -------    ---------   ---------
                                        45,455     45,696       47,374      47,374
                                       =======    =======    =========   =========
Net income (loss) per share..........  $   .43    $   .43    $   (2.67)  $   (2.67)
                                       =======    =======    =========   =========

- ------------------------

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

NOTE 10--SEGMENT INFORMATION--RESTATED (SEE NOTE 2)

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2001       2000
                                                         --------   ---------
Sales and revenues:
  Homebuilding and Financing...........................  $118,055   $ 121,017
  Industrial Products..................................   218,180     228,756
  Energy Services......................................   112,496      99,773
  Natural Resources....................................    67,135      51,168
  Other................................................     1,822       8,340
                                                         --------   ---------
    Sales and revenues.................................  $517,688   $ 509,054
                                                         ========   =========
Operating income (a):
  Homebuilding and Financing...........................  $ 14,437   $   9,600
  Industrial Products..................................    17,552       5,271
  Energy Services......................................     9,654       3,437
  Natural Resources....................................     2,846    (170,961)
                                                         --------   ---------
    Operating income (loss)............................    44,489    (152,653)
  Less: General corporate expense                           8,716      12,523
      Senior debt interest expense.....................     9,105      11,319
                                                         --------   ---------
  Income (loss) before tax (expense) benefit...........    26,668    (176,495)
  Income tax (expense) benefit.........................   (12,337)     44,509
                                                         --------   ---------
    Net income (loss)..................................  $ 14,331   $(131,986)
                                                         ========   =========
Depreciation:
  Homebuilding and Financing...........................  $  1,061   $   1,070
  Industrial Products..................................     9,069       7,539
  Energy Services......................................     1,456       1,819
  Natural Resources....................................     2,907       6,175
  Other................................................       976         985
                                                         --------   ---------
    Total..............................................  $ 15,469   $  17,588
                                                         ========   =========

- ------------------------

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                                THREE MONTHS
                                                                    ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
  Homebuilding and Financing...............................   $4,272    $ 4,350
  Industrial Products......................................    2,617      2,635
  Energy Services..........................................    2,139      2,139
  Natural Resources........................................       --     (8,021)
  Other....................................................      267      7,770
                                                              ------    -------
                                                              $9,295    $ 8,873
                                                              ======    =======

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2001       2000
                                                         --------   ---------
Sales and revenues:
  Homebuilding and Financing...........................  $231,771   $ 242,213
  Industrial Products..................................   415,845     425,231
  Energy Services......................................   198,116     192,024
  Natural Resources....................................   133,442     101,775
  Other................................................     2,952      11,465
                                                         --------   ---------
    Sales and revenues.................................  $982,126   $ 972,708
                                                         --------   ---------

Operating income (a):
  Homebuilding and Financing...........................  $ 23,941   $  19,349
  Industrial Products..................................    32,389      23,465
  Energy Services......................................    14,818      12,207
  Natural Resources....................................     3,453    (179,212)
                                                         --------   ---------
    Operating income (loss)............................    74,601    (124,191)
  Less: General corporate expense                          16,320      18,589
      Senior debt interest expense.....................    20,421      22,602
                                                         --------   ---------
  Income (loss) before tax (expense) benefit...........    37,860    (165,382)
  Income tax (expense) benefit.........................   (18,103)     38,910
                                                         --------   ---------
    Net income (loss)..................................  $ 19,757   $(126,472)
                                                         ========   =========

Depreciation:
  Homebuilding and Financing...........................  $  2,149   $   2,158
  Industrial Products..................................    18,562      15,950
  Energy Services......................................     3,126       3,527
  Natural Resources....................................     5,814      13,799
  Other................................................     1,936       1,625
                                                         --------   ---------
Total..................................................  $ 31,587   $  37,059
                                                         ========   =========

- ------------------------

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
  Homebuilding and Financing..............................  $ 8,542    $ 9,112
  Industrial Products.....................................    5,208      5,238
  Energy Services.........................................    4,278      4,278
  Natural Resources.......................................       --     (8,457)
  Other...................................................      529      7,914
                                                            -------    -------
                                                            $18,557    $18,085
                                                            =======    =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As more fully described in Note 2 of "Notes to Consolidated Financial Statements," on January 28, 2002, the Company restated its previously issued financial statements for certain accounting policy changes, collectively referred to as the "revised accounting policies." Accordingly, all prior period information presented herein has been restated to reflect these changes. Total assets, net instalment notes receivable, allowance for losses, equity, certain income statement amounts and net income were restated on this Form 10-Q/A from amounts previously reported in the Company's Form 10-Q, as filed August 14, 2001. The principal differences result from a change in the method of recognizing time charge income from the straight-line method to the interest method, which also has a related impact on the allowance for losses. These changes are reflected in the Homebuilding and Financing segment. The following discussion of operating results includes the impact of these restatements.

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 10 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    Net sales and revenues for the three months ended June 30, 2001 were $517.7 million, an increase of $8.6 million from the comparable three month period in 2000. This increase in revenues primarily reflected approximately
$18 million of product shipments by the Energy Services segment that were delayed from the first quarter to the second quarter of 2001. Additionally, revenue growth at U.S. Pipe and in the Natural Resources segment was offset by declines in unit sales of homes and lower demand for furnace coke and aluminum products. Also, time charges increased $2.5 million principally as the result of higher prepayments. Miscellaneous income decreased primarily because of non-recurring revenue from life insurance policies of $6.4 million included in the prior year.

    Cost of sales, exclusive of depreciation, of $368.1 million was 80.8% of net sales in the 2001 period versus $371.0 million and 83.4% of net sales in the comparable period of 2000. The prior year included approximately $13.2 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products and Natural Resources segments. Exclusive of these charges, cost of sales increased in the current period due to increased sales and higher energy costs. The decrease in cost of sales as a percentage of net sales reflects lower material costs at U.S. Pipe and Jim Walter Homes, improved productivity, cost reduction efforts and an improved product mix. These improvements were partially offset by lost fixed cost absorption in some of the Industrial Products businesses, lower gross profit margins on petcoke sales and higher energy costs.

    Depreciation for the three months ended June 30, 2001 was $15.5 million, a decrease of $2.1 million from the same period in 2000. This decrease was primarily attributable to a lower depreciable asset base resulting from the $166.7 million asset impairment charge to the Company's coal mining assets taken in May 2000.

    Selling, general and administrative expenses of $49.4 million were 9.5% of net sales and revenues in the 2001 period, compared to $64.4 million and 12.6% in 2000. The prior year included approximately $11.4 of charges, primarily for an increase in the provision for losses on trade receivables within the Energy Services segment and increased workers compensation expense. Productivity improvement programs implemented in the last twelve months, including the restructuring of the European operations in the Energy Services segment and headcount reductions at the corporate headquarters, have contributed to additional reductions in selling, general and administrative expenses.

    Provision for losses on instalment notes of $2.4 million were 4.3% of time charges in the 2001 period, compared to $2.5 million and 4.7% in 2000.

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

    Net income for the three months ended June 30, 2001 was $14.3 million compared to a net loss of $132.0 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $0.32 compared to a loss of $2.80 per share in the 2000 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

    Net sales and revenues were $118.1 million for the three months ended
June 30, 2001, a decrease of $2.9 million from the quarter ended June 30, 2000. During the three months ended June 30, 2001, revenues decreased as the Company completed fewer homes, but this was partially offset by an increase in the average net selling price. The average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

                                             THREE MONTHS      THREE MONTHS
                                            ENDED JUNE 30,    ENDED JUNE 30,
                                                 2001              2000
                                            ---------------   ---------------
Homes Completed...........................          998             1,092
Average Net Selling Price.................      $58,400           $57,500

    In addition, time charge income increased $2.5 million principally as the result of higher prepayments. The prepayment speed increased to 6.7% for the quarter ended June 30, 2001 compared to 4.9% for the quarter ended June 30, 2000. Prepayment activity is expected to decrease in the third quarter as refinancing applications have declined and mortgage rates have bottomed out.

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

    Operating income was $14.4 million for the three months ended June 30, 2001 compared to $9.6 million in the prior year period. The $4.8 million increase was principally caused by the $2.5 million increase in time charges as well as improved operating margins on home sales, attributable to lower materials cost and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

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

ENERGY SERVICES

    Net sales and revenues were $112.5 million for the three months ended
June 30, 2001, an increase of $12.7 million from the three months ended
June 30, 2000. The increase in revenues primarily reflected product shipments that were delayed from the first quarter to the second quarter of 2001. Operating income of $9.7 million, was $6.2 million above the prior year period due to ongoing productivity improvements along with cost reductions associated with last year's restructuring of its European operations and a higher provision for losses on trade receivables in the prior year. These improvements were offset by lower margins--a number of higher-priced contracts were replaced by contracts with lower margins in the current period--as well as weaker performance by its metals additive business. The metals additive business continues to be impacted by the distressed domestic steel industry.

NATURAL RESOURCES

    Net sales and revenues were $67.1 million for the three months ended
June 30, 2001, an increase of $15.9 million from the $51.2 million in the prior year period. This improvement is attributable to an increase in natural gas revenues, which rose $3.7 million due to an increase in average selling price.

Additionally, coal revenues rose $12.6 million due to an increase in tons of coal sold and an increase in average coal selling prices.

                                             THREE MONTHS      THREE MONTHS
                                            ENDED JUNE 30,    ENDED JUNE 30,
                                                 2001              2000
                                            ---------------   ---------------
Average Natural Gas Selling Price (per
  MCF)....................................    $      4.84       $      3.36
Number of Natural Gas Wells...............            362               320
Average Coal Selling Price (per ton)......    $     28.73       $     27.82
Average Cost Per Ton Produced.............    $     27.74       $     28.69
Tons of Coal Sold.........................   1.8 million       1.4 million

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    Net sales and revenues for the six months ended June 30, 2001 were $982.1 million, an increase of $9.4 million from the comparable six month period in 2000. Revenue growth at U.S. Pipe and within the Energy Services and Natural Resources segments was partially offset by declines in unit sales of homes and lower demand for furnace coke and aluminum products. Miscellaneous income decreased $7.3 million, primarily because of non-recurring revenues from life insurance policies of $8.8 million in the prior year.

    Cost of sales, exclusive of depreciation, of $693.0 million was 80.5% of net sales in the 2001 period versus $684.6 million and 80.9% of net sales in the comparable period of 2000. The prior year included approximately $13.2 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products and Natural Resources segments. Exclusive of these charges, the increase in cost of sales was principally the result of increased sales and higher energy costs. The decrease in cost of sales as a percent of net sales reflects higher gross profit margins driven by cost reductions and productivity improvements, including lower materials cost for homebuilding and lower scrap iron cost for U.S. Pipe. This was partially offset by lost fixed cost absorption in some of the Industrial Products businesses, lower gross profit margins realized on petcoke sales and higher energy costs.

    Depreciation for the six months ended June 30, 2001 was $31.6 million, a decrease of $5.5 million from the same period in 2000. This decrease was primarily attributable to a lower depreciable asset base resulting from the $166.7 million asset impairment charge to the Company's coal mining assets taken in May 2000.

    Selling, general and administrative expenses of $97.6 million were 9.9% of net sales and revenues in the 2001 period, compared to $119.6 million and 12.3% in 2000. The prior year included charges of $11.4 million, primarily for an increase in the provision for losses on trade receivables within the Energy Services segment, and increased workers compensation expense. Productivity improvement programs implemented in the last twelve months, including the restructuring of the European operations in the Energy Services segment and headcount reductions at the corporate headquarters, have contributed to additional reductions in selling, general and administrative expenses.

    Provision for losses on instalment notes of $4.9 million were 4.4% of time charges in the 2001 period compared to $5.3 million and 4.9% in 2000.

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

    Net income for the six months ended June 30, 2001 was $19.8 million compared to a net loss of $126.5 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $.43 compared to a loss of $2.67 per share in the 2000 period. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

    Net sales and revenues were $231.8 million for the six months ended
June 30, 2001, a decrease of $10.4 million from the quarter ended June 30, 2000. During the six months ended June 30, 2001, revenues decreased as the Company completed fewer homes, but this was partially offset by an increase in the average net selling price.

                                                  SIX MONTHS        SIX MONTHS
                                                ENDED JUNE 30,    ENDED JUNE 30,
                                                     2001              2000
                                                ---------------   ---------------
Homes Completed...............................        1,922             2,157
Average Net Selling Price.....................      $58,500           $57,600

    Time charge income increased $2.2 million as the prepayment speed increased slightly to 5.5% for the six months ended June 30, 2001 compared to 5.1% for the comparable period in the prior year.

    Operating income was $23.9 million for the six months ended June 30, 2001 compared to $19.3 million in the prior year period. The $4.6 million increase was principally caused by improved operating margins on home sales, attributable to lower materials costs and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

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

                                                  SIX MONTHS        SIX MONTHS
                                                ENDED JUNE 30,    ENDED JUNE 30,
                                                     2001              2000
                                                ---------------   ---------------
Average Natural Gas Selling Price (per MCF)...    $      5.91       $      2.94
Average Coal Selling Price (per ton)..........    $     28.43       $     28.83
Average Cost Per Ton Produced.................    $     28.91       $     30.42
Tons of Coal Sold.............................   3.5 million       2.8 million

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

    The Board of Directors approved a $0.04 per share dividend payable
March 15, 2001 to shareholders of record on February 15, 2001. The $0.04 per share dividend reflects a one-time, non-recurring adjustment to the Company's regular dividend rate of $0.03 per share because of a one-time dividend reporting period of four months due to the change in fiscal year end. On
April 26, 2001, the Board of Directors declared a $0.03 per share dividend payable to shareholders of record on May 16, 2001. On July 30, 2001, the Company declared a $0.03 per share dividend for the three months ended June 30, 2001 payable to shareholders of record on August 15, 2001.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 11 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A for the transition period ended December 31, 2000.

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

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) None

    (b) None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WALTER INDUSTRIES, INC.

             /s/ W.F. OHRT                           /s/ C. E. CAUTHEN
- ---------------------------------------   ---------------------------------------
               W.F. Ohrt                                C.E. Cauthen
      EXECUTIVE VICE PRESIDENT AND         SENIOR VICE PRESIDENT, CONTROLLER AND
      PRINCIPAL FINANCIAL OFFICER               PRINCIPAL ACCOUNTING OFFICER

Date: January 28, 2002