Form 10-Q/A
period 2001-09-30
WALTER INDUSTRIES INC /NEW/
filed 2002-01-28
CIK 837173

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
                          CONSOLIDATED BALANCE SHEETS
                                    RESTATED

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    2001                2000
                                                                 (UNAUDITED)          (NOTE 1)
                                                              -----------------   -----------------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Cash and cash equivalents...................................     $   18,495          $   11,513
Short-term investments, restricted..........................        109,727             100,901
Marketable securities.......................................          2,184               1,980
Instalment notes receivable, net............................      1,689,374           1,686,277
Receivables, net............................................        266,592             239,620
Inventories.................................................        250,013             261,441
Prepaid expenses............................................         12,363              13,079
Property, plant and equipment, net..........................        485,542             480,361
Investments.................................................         13,082              13,226
Unamortized debt expense....................................         38,994              42,432
Other long-term assets, net.................................         44,232              37,129
Goodwill, net...............................................        425,260             452,234
                                                                 ----------          ----------
                                                                 $3,355,858          $3,340,193
                                                                 ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................     $  169,328          $  171,949
Accrued expenses............................................        116,831             118,644
Income taxes payable........................................         62,663              61,027
Deferred income taxes.......................................         38,193              11,976
Debt
  Mortgage-backed/asset-backed notes........................      1,751,853           1,769,833
  Other senior debt.........................................        403,550             411,500
Accrued interest............................................         31,518              28,231
Accumulated postretirement benefits obligation..............        294,806             286,903
Other long-term liabilities.................................         48,965              54,679

Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,376,518 and 55,355,184 shares................            554                 554
  Capital in excess of par value............................      1,158,517           1,162,767
  Accumulated deficit.......................................       (589,738)           (620,688)
  Treasury stock--10,899,392 and 9,296,592 shares, at
    cost....................................................       (132,558)           (116,113)
  Accumulated other comprehensive income (loss).............          1,376              (1,069)
                                                                 ----------          ----------
        Total stockholders' equity..........................        438,151             425,451
                                                                 ----------          ----------
                                                                 $3,355,858          $3,340,193
                                                                 ==========          ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                    RESTATED

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Sales and revenues:
  Net sales.................................................  $419,957    $461,489
  Time charges..............................................    53,593      52,223
  Miscellaneous.............................................    10,672       9,350
  Excise tax refund claim...................................    11,227          --
                                                              --------    --------
                                                               495,449     523,062
                                                              --------    --------
Cost and expenses:
  Cost of sales.............................................   336,517     377,484
  Depreciation..............................................    15,808      18,954
  Selling, general and administrative.......................    49,818      48,610
  Provision for losses on instalment notes..................     3,882       2,403
  Postretirement benefits...................................     5,472       5,402
  Interest and amortization of debt expense.................    41,040      47,798
  Amortization of goodwill and other intangibles............     9,282       9,568
  Loss on mining accident...................................    10,834          --
  Restructuring charges.....................................        --      11,417
                                                              --------    --------
                                                               472,653     521,636
                                                              --------    --------
Income before income taxes..................................    22,796       1,426
Income tax expense..........................................   (11,603)     (1,588)
                                                              --------    --------
Net income (loss)...........................................  $ 11,193    $   (162)
                                                              ========    ========
Basic net income per share..................................  $    .25    $     --
                                                              ========    ========
Diluted net income per share................................  $    .25    $     --
                                                              ========    ========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                    RESTATED

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Sales and revenues:
  Net sales.................................................  $1,280,610    $1,307,581
  Time charges..............................................     164,371       160,796
  Miscellaneous.............................................      21,367        27,393
  Excise tax refund claim...................................      11,227            --
                                                              ----------    ----------
                                                               1,477,575     1,495,770
                                                              ----------    ----------
Cost and expenses:
  Cost of sales.............................................   1,029,562     1,062,085
  Depreciation..............................................      47,395        56,013
  Selling, general and administrative.......................     147,446       168,186
  Provision for losses on instalment notes..................       8,750         7,672
  Postretirement benefits...................................      13,877        16,308
  Interest and amortization of debt expense.................     131,216       142,526
  Amortization of goodwill and other intangibles............      27,839        27,653
  Loss on mining accident...................................      10,834            --
  Restructuring and impairment charges......................          --       179,283
                                                              ----------    ----------
                                                               1,416,919     1,659,726
                                                              ----------    ----------
Income (loss) before income taxes...........................      60,656      (163,956)
Income tax benefit (expense)................................     (29,706)       37,322
                                                              ----------    ----------
Net income (loss)...........................................  $   30,950    $ (126,634)
                                                              ==========    ==========
Basic net income (loss) per share...........................  $      .68    $    (2.69)
                                                              ==========    ==========
Diluted net income (loss) per share.........................  $      .68    $    (2.69)
                                                              ==========    ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                    RESTATED
                                 (IN THOUSANDS)

                                                                              ACCUMULATED
                                               COMPREHENSIVE                     OTHER
                                                  INCOME       ACCUMULATED   COMPREHENSIVE    COMMON    CAPITAL IN   TREASURY
                                     TOTAL        (LOSS)         DEFICIT     INCOME (LOSS)    STOCK       EXCESS       STOCK
                                    --------   -------------   -----------   -------------   --------   ----------   ---------
Balance at December 31, 2000......  $425,451                    $(620,688)      $(1,069)       $554     $1,162,767   $(116,113)
Comprehensive income:
  Net income......................    30,950      $30,950          30,950
  Other comprehensive income, net
    of tax:
    Net unrealized gain on
      hedge.......................     2,504        2,504                         2,504
    Foreign currency translation
      adjustment..................       (59)         (59)                          (59)
                                                  -------
Comprehensive income..............                $33,395
                                                  =======
Stock issued on exercise of stock
  options.........................       274                                                                   274
Purchases of treasury stock.......   (16,445)                                                                          (16,445)
Dividends paid....................    (4,524)                                                               (4,524)
                                    --------                    ---------       -------        ----     ----------   ---------
Balance at September 30, 2001.....  $438,151                    $(589,738)      $ 1,376        $554     $1,158,517   $(132,558)
                                    ========                    =========       =======        ====     ==========   =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                    RESTATED

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $  30,950   $(126,634)
  Charges to income (loss) not affecting cash:
    Depreciation............................................     47,395      56,013
    Provision for (benefit from) deferred income taxes......     26,215     (55,584)
    Accumulated postretirement benefits obligation..........      7,903       8,248
    Provision for other long-term liabilities                    (5,713)     (1,161)
    Amortization of goodwill and other intangibles..........     27,839      27,653
    Amortization of debt expense............................      3,481       5,047
    Restructuring and impairment charges....................         --     179,283
                                                              ---------   ---------
                                                                138,070      92,865
  Decrease (increase) in assets:
    Short-term investments, restricted                           (8,826)     15,098
    Marketable securities...................................       (204)     39,143
    Instalment notes receivable, net (a)....................     (3,097)    (25,233)
    Trade and other receivables, net........................    (26,972)    (38,169)
    Inventories.............................................     11,428      17,010
    Prepaid expenses........................................        716       4,492
  Increase (decrease) in liabilities:
    Accounts payable........................................     (2,621)     (5,885)
    Accrued expenses........................................     (1,813)      5,425
    Income taxes payable....................................      1,637       3,764
    Accrued interest........................................      3,287      (4,408)
                                                              ---------   ---------
      Cash flows from operating activities..................    111,605     104,102
                                                              ---------   ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of
    retirements.............................................    (52,576)    (77,078)
  Decrease (increase) in investments and other assets.......     (7,824)        865
                                                              ---------   ---------
      Cash flows used in investing activities...............    (60,400)    (76,213)
                                                              ---------   ---------
FINANCING ACTIVITIES
  Issuance of debt..........................................    534,314     940,164
  Retirement of debt........................................   (560,244)   (988,237)
  Additions to unamortized debt expense.....................        (43)     (2,337)
  Purchases of treasury stock...............................    (16,445)    (21,725)
  Dividends paid............................................     (4,524)     (4,268)
  Net unrealized gain on hedge..............................      2,504          --
  Net unrealized gain on marketable securities..............         --         268
  Exercise of employee stock options........................        274         510
                                                              ---------   ---------
      Cash flows used in financing activities...............    (44,164)    (75,625)
                                                              ---------   ---------
EFFECT OF EXCHANGE RATE ON CASH.............................        (59)       (651)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      6,982     (48,387)
Cash and cash equivalents at beginning of period............     11,513      57,508
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  18,495   $   9,121
                                                              =========   =========

(a) Consists of sales and resales, net of repossessions and provision for losses of $116.9 million and $84.8 million and cash collections on account and payouts in advance of maturity of $120.0 million and $110.0 million, respectively.

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)
                                    RESTATED

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

    Generally, the effect of the revised accounting policies was to reduce revenues, including principally time-charge income which is reflected in net sales and revenues, and to increase provision for losses on instalment notes. In addition, the revisions reflect deferral and amortization of nominal gains on the sale of repossessed properties and nominal deferral and amortization of note origination costs. In addition, stockholders' equity increased by $229.9 million as of December 31, 2000, the earliest date presented, as a result of the impact of the restatements discussed above, net of tax. Previously reported selling, general and administrative expense amounts have been reduced in each period presented to reflect the amount of provision for losses on instalment notes that has been reclassified to a separate line item in the restated format. All financial data in the Form 10-Q/A reflects the impact of the restatement. The following table summarizes the impact of applying the interest method on the statement of operations and balance sheet:

                                                      FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30, 2001     ENDED SEPTEMBER 30, 2001
                                                    -------------------------   ---------------------------
                                                        AS
                                                    PREVIOUSLY        AS        AS PREVIOUSLY       AS
                                                     REPORTED      RESTATED       REPORTED       RESTATED
                                                    -----------   -----------   -------------   -----------
Statement of operations data:
Net sales and revenues............................   $496,131      $495,449       $1,476,133    $1,477,575
Cost of sales.....................................    337,068       336,517        1,031,212     1,029,562
Selling, general and administrative...............     50,139        49,818          148,197       147,446
Provision for losses on instalment notes..........         --         3,882               --         8,750
Income before income taxes........................     26,488        22,796           65,563        60,656
Income tax expense................................    (12,895)      (11,603)         (31,423)      (29,706)
Net income........................................   $ 13,593      $ 11,193       $   34,140    $   30,950
Basic and diluted net income per share............   $    .30      $    .25       $      .75    $      .68

                                                               AS OF SEPTEMBER 30, 2001
                                                              ---------------------------
                                                              AS PREVIOUSLY       AS
                                                                REPORTED       RESTATED
                                                              -------------   -----------
Balance sheet data:
Instalment notes receivable.................................    $1,367,293    $1,700,374
Allowance for losses on instalment notes....................       (27,079)      (11,000)
Inventories.................................................       250,383       250,013
Deferred income taxes--asset (liability)....................        83,884       (38,193)
Total assets................................................     3,090,952     3,355,858
Accumulated deficit.........................................      (816,451)     (589,738)
Stockholders' equity........................................       211,438       438,151

                                                      FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30, 2000     ENDED SEPTEMBER 30, 2000
                                                    -------------------------   ---------------------------
                                                        AS
                                                    PREVIOUSLY        AS        AS PREVIOUSLY       AS
                                                     REPORTED      RESTATED       REPORTED       RESTATED
                                                    -----------   -----------   -------------   -----------
Statement of operations data:
Net sales and revenues............................   $522,107      $523,062       $1,494,467    $1,495,770
Cost of sales.....................................    378,039       377,484        1,063,825     1,062,085
Selling, general and administrative...............     48,923        48,610          169,366       168,186
Provision for losses on instalment notes..........         --         2,403               --         7,672
Income (loss) before income taxes.................      2,006         1,426         (160,507)     (163,956)
Income tax benefit (expense)......................     (1,791)       (1,588)          36,115        37,322
Net income (loss).................................   $    215      $   (162)      $ (124,392)     (126,634)
Basic and diluted net income (loss) per share.....   $     --      $     --       $    (2.64)   $    (2.69)

                                                                  DECEMBER 31, 2000
                                                              --------------------------
                                                              AS PREVIOUSLY       AS
                                                                REPORTED       RESTATED
                                                              -------------   ----------
Balance sheet data:
Instalment notes receivable.................................   $1,358,858     $1,696,577
Allowance for losses on instalment notes....................      (26,839)       (10,300)
Inventories.................................................      262,002        261,441
Deferred income taxes--asset (liability)                          111,818        (11,976)
Total assets................................................    3,098,314      3,340,193
Accumulated deficit.........................................     (850,591)      (620,688)
Stockholders' equity........................................      195,548        425,451

NOTE 3--RESTRICTED SHORT-TERM INVESTMENTS

    Restricted short-term investments at September 30, 2001 and December 31, 2000 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, and IX at September 30, 2001 and Mid-State Trusts II, IV, V, VI, VII, and VIII at December 31, 2000 (the "Trusts") ($104.7 million and $94.1 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($5.0 million and $6.8 million), respectively.

NOTE 4--INSTALMENT NOTES RECEIVABLE--RESTATED (SEE NOTE 2)

    The instalment notes receivable is summarized as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Instalment Notes Receivable.................................   $1,700,374      $1,696,577
Less: Allowance for losses on instalment notes..............      (11,000)        (10,300)
                                                               ----------      ----------
Net.........................................................   $1,689,374      $1,686,277
                                                               ==========      ==========

    Activity in the allowance for losses on instalment notes is summarized as follows (in millions):

                                                              SEPTEMBER 31,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Balance at beginning of period..............................     $10,300         $10,700
Provisions charged to income................................       8,750           5,310
Charge-offs, net of recoveries..............................      (8,050)         (5,710)
                                                                 -------         -------
Balance at end of period....................................     $11,000         $10,300
                                                                 =======         =======

NOTE 5--INVENTORIES--RESTATED (SEE NOTE 2)

    Inventories are summarized as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Finished goods..............................................    $151,955        $159,069
Goods in process............................................      40,731          46,289
Raw materials and supplies..................................      52,366          49,387
Houses held for resale......................................       4,961           6,696
                                                                --------        --------
Total inventories...........................................    $250,013        $261,441
                                                                ========        ========

NOTE 6--DEBT

    Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Mortgage-Backed/Asset-Backed Notes:
  Trust II Mortgage-Backed Notes............................   $  113,050      $  161,500
  Trust IV Asset Backed Notes...............................      484,834         502,174
  Trust V Variable Funding Loan.............................           --         161,000
  Trust VI Asset Backed Notes...............................      293,302         309,803
  Trust VII Asset Backed Notes..............................      255,795         272,192
  Trust VIII Asset Backed Notes.............................      338,858         363,164
  Trust IX Variable Funding Loan............................      266,014              --
                                                               ----------      ----------
                                                                1,751,853       1,769,833
                                                               ----------      ----------
Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility...............................      100,000         110,000
    Term Loan...............................................      300,000         300,000
    Other...................................................        3,550           1,500
                                                               ----------      ----------
                                                                  403,550         411,500
                                                               ----------      ----------
Total.......................................................   $2,155,403      $2,181,333
                                                               ==========      ==========

On October 15, 2001, the Company made its required $75.0 million principal payment on the term loan.

NOTE 7--STOCKHOLDERS' EQUITY

    Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                               SHARES     AMOUNT
                                                              --------   --------
Treasury stock at December 31, 2000.........................    9,297    $116,113
Share repurchases for the nine months ended September 30,
  2001......................................................    1,602      16,445
                                                               ------    --------
Total held in treasury at September 30, 2001................   10,899    $132,558
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

NOTE 8--EARNINGS PER SHARE--RESTATED (SEE NOTE 2)

    A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------------------
                                                                  2001                   2000
                                                           -------------------   ---------------------
                                                            BASIC     DILUTED      BASIC      DILUTED
                                                           --------   --------   ---------   ---------
Net income (loss)........................................  $11,193    $11,193    $    (162)  $    (162)
Shares of common stock outstanding:
Average number of common shares (a)......................   44,633     44,633       46,409      46,409
Effect of diluted securities:
Stock options (b)........................................       --        407            -          60
                                                           -------    -------    ---------   ---------
                                                            44,633     45,040       46,409      46,469
                                                           =======    =======    =========   =========
Net income (loss) per share..............................  $   .25    $   .25    $      --   $      --
                                                           =======    =======    =========   =========

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------------------
                                                                  2001                   2000
                                                           -------------------   ---------------------
                                                            BASIC     DILUTED      BASIC      DILUTED
                                                           --------   --------   ---------   ---------
Net income (loss)........................................  $30,950    $30,950    $(126,634)  $(126,634)
Shares of common stock outstanding:
Average number of common shares (a)......................   45,190     45,190       47,044      47,044
Effect of diluted securities:
Stock options (b)........................................       --        293            -          16
                                                           -------    -------    ---------   ---------
                                                            45,190     45,483       47,044      47,060
                                                           =======    =======    =========   =========
Net income (loss) per share..............................  $   .68    $   .68    $   (2.69)  $   (2.69)
                                                           =======    =======    =========   =========

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

NOTE 10--OTHER ITEMS AND EVENTS

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

NOTE 11--SEGMENT INFORMATION--RESTATED (SEE NOTE 2)

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Sales and revenues:
  Homebuilding and Financing................................  $118,786   $118,702
  Industrial Products.......................................   209,305    239,359
  Energy Services...........................................    94,559     89,812
  Natural Resources.........................................    69,597     72,517
  Other.....................................................     3,202      2,672
                                                              --------   --------
    Sales and revenues......................................  $495,449   $523,062
                                                              ========   ========
Operating income (a):
  Homebuilding and Financing................................  $ 10,888   $  6,448
  Industrial Products.......................................    15,635     25,766
  Energy Services...........................................     5,509      2,188
  Natural Resources.........................................     6,049    (10,547)
                                                              --------   --------
    Operating income (loss).................................    38,081     23,855
  Less: General corporate expense...........................     7,544     11,467
       Senior debt interest expense.........................     7,741     10,962
                                                              --------   --------
  Income (loss) before tax (expense) benefit................    22,796      1,426
  Income tax (expense) benefit..............................   (11,603)    (1,588)
                                                              --------   --------
    Net income (loss).......................................  $ 11,193   $   (162)
                                                              ========   ========
Depreciation:
  Homebuilding and Financing................................  $  1,098   $  1,134
  Industrial Products.......................................     9,130      9,572
  Energy Services...........................................     1,682      1,708
  Natural Resources.........................................     2,907      5,567
  Other.....................................................       991        973
                                                              --------   --------
    Total...................................................  $ 15,808   $ 18,954
                                                              ========   ========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Homebuilding and Financing..................................  $  4,226   $  4,371
Industrial Products.........................................     2,650      2,648
Energy Services.............................................     2,139      2,139
Natural Resources...........................................        --        143
Other.......................................................       267        267
                                                              --------   --------
                                                              $  9,282   $  9,568
                                                              ========   ========

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Sales and revenues:
  Homebuilding and Financing................................  $  350,557   $  360,915
  Industrial Products.......................................     625,150      664,590
  Energy Services...........................................     292,675      281,836
  Natural Resources.........................................     203,039      174,292
  Other.....................................................       6,154       14,137
                                                              ----------   ----------
    Sales and revenues......................................  $1,477,575   $1,495,770
                                                              ==========   ==========
Operating income (a):
  Homebuilding and Financing................................  $   34,829   $   25,797
  Industrial Products.......................................      48,024       49,231
  Energy Services...........................................      20,327       14,395
  Natural Resources.........................................       9,502     (189,759)
                                                              ----------   ----------
    Operating income (loss).................................     112,682     (100,336)
  Less: General corporate expense...........................      23,864       30,056
       Senior debt interest expense.........................      28,162       33,564
                                                              ----------   ----------
  Income (loss) before tax (expense) benefit................      60,656     (163,956)
  Income tax (expense) benefit..............................     (29,706)      37,322
                                                              ----------   ----------
    Net income (loss).......................................  $   30,950   $ (126,634)
                                                              ==========   ==========
Depreciation:
  Homebuilding and Financing................................  $    3,247   $    3,292
  Industrial Products.......................................      27,692       25,522
  Energy Services...........................................       4,808        5,235
  Natural Resources.........................................       8,721       19,366
  Other.....................................................       2,927        2,598
                                                              ----------   ----------
    Total...................................................  $   47,395   $   56,013
                                                              ==========   ==========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Homebuilding and Financing..................................  $ 12,769   $ 13,483
Industrial Products.........................................     7,858      7,886
Energy Services.............................................     6,417      6,417
Natural Resources...........................................        --     (8,314)
Other.......................................................       795      8,181
                                                              --------   --------
                                                              $ 27,839   $ 27,653
                                                              ========   ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As more fully described in Note 2 of "Notes to Consolidated Financial Statements," on January 28, 2002, the Company restated its previously issued financial statements for certain accounting policy changes, collectively referred to as the "restated accounting policies." Accordingly, all prior period information presented herein has been restated to reflect these changes. Total assets, net instalment notes receivable, allowance for losses, equity, certain income statement amounts and net income were restated on this Form 10-Q/A from amounts previously reported in the Company's Form 10-Q, as filed November 14, 2001. The principal differences result from a change in the method of recognizing time charge income from the straight-line method to the interest method, which also has a related impact on the allowance for losses. These changes are reflected in the Homebuilding and Financing segment. The following discussion of operating results includes the impact of these restatements.

    This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and subsidiaries, particularly Note 11 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Net sales and revenues for the three months ended September 30, 2001 were $495.4 million, a decrease of $27.6 million from the comparable three month period in 2000. The current year included a federal excise tax refund credit of $11.2 million related to coal export sales in prior years. Excluding this credit, net sales and revenues were down $38.8 million, or 7.4%. The decrease in revenues primarily reflected decreased demand in the Company's Industrial Products segment resulting from a weakened economy and lower shipments from the Natural Resources segment resulting from large spot sales of excess coal inventories in the prior year. These declines were partially offset by an increase in time charges of $1.4 million in the Homebuilding and Financing segment, principally as the result of higher prepayments, and higher coal selling prices in the Natural Resources segment.

    Cost of sales, exclusive of depreciation, of $336.5 million was 80.1% of net sales in the 2001 period versus $377.5 million and 81.8% of net sales in the comparable period of 2000. Cost of sales decreased in the current period primarily due to decreased sales. The decrease in cost of sales as a percentage of net sales reflects lower material costs at U.S. Pipe and Jim Walter Homes, lower storage costs and reduced overhead at AIMCOR, and improved productivity and cost reduction efforts in all business segments. These improvements were partially offset by higher product costs for petcoke and aluminum, higher labor costs at U.S. Pipe and higher material costs at Sloss.

    Depreciation for the three months ended September 30, 2001 was $15.8 million, a decrease of $3.1 million from the same period in 2000. This decrease was primarily attributable to accelerated depreciation on certain assets during the prior year period.

    Selling, general and administrative expenses of $49.8 million were 10.1% of net sales and revenues in the 2001 period, compared to $48.6 million and 9.3% in 2000.

    Provision for losses on instalment notes of $3.9 million were 7.2% of time charges in the 2001 period, compared to $2.4 million and 4.6% in 2000. The increase was primarily due to higher losses on sales of repossessed homes as Mid-State Homes actively sold repossessed home inventories at lower values in anticipation of continued economic weaknesses. The increase in provision for losses on instalment notes was due to current economic conditions which are expected to increase losses on the portfolio.

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

    Net income for the three months ended September 30, 2001 was $11.2 million compared to a net loss of $0.2 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $0.25 compared to break even in the 2000 period. In addition to the $11.2 million federal excise tax refund credit, the current period included a $10.8 million pre-tax charge related to the coal mining accident at Jim Walter Resources. This charge principally includes costs and expenses associated with the accident and the idling of Mine No. 5 that are not expected to be covered by insurance. The prior year results included pre-tax restructuring charges totaling $11.4 million of which $5.2 million related to executive and other personnel severance and $6.2 million was attributable to the restructuring of AIMCOR'S European operations. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

    Net sales and revenues were $118.8 million for the three months ended September 30, 2001, an increase of $0.1 million from the quarter ended September 30, 2000. During the three months ended September 30, 2001, revenues increased principally due a $1.4 million increase in time charge income principally associated with higher prepayments. The average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models. Offsetting these positives was a decline in unit completions.

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                      -------------------   -------------------
Homes Completed.....................................         1,020                 1,072
Average Net Selling Price...........................        $60,200               $57,200

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

    Operating income was $10.9 million for the three months ended September 30, 2001 compared to $6.4 million in the prior year period. The $4.5 million increase was principally caused by the $1.4 million increase in time charges, a reduction in net interest costs associated with the instalment note portfolio, higher average net selling prices and improved operating margins, attributable to lower material costs and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

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

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                      -------------------   -------------------
Average Natural Gas Selling Price (per MCF).........         $4.01                 $4.13
Number of Natural Gas Wells.........................          369                   332
Average Coal Selling Price (per ton)................        $34.77                $27.44
Tons of Coal Sold...................................      1.3 million           2.2 million

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Net sales and revenues for the nine months ended September 30, 2001 were $1.5 billion, a 1.2% decline from the comparable nine month period in 2000. Revenue growth within the Energy Services and Natural Resources segments and at U.S. Pipe was partially offset by declines in unit sales of homes and lower demand for furnace coke and aluminum products. Miscellaneous income decreased $6.0 million, primarily because of non-recurring revenues from life insurance policies of $8.8 million in the prior year. Additionally, the current year includes the federal excise tax refund credit of $11.2 million related to coal export sales in prior years.

    Cost of sales, exclusive of depreciation, of $1.0 billion was 80.4% of net sales in the 2001 period versus $1.1 billion and 81.2% of net sales in the comparable period of 2000. The prior year included approximately $13.2 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products and Natural Resources segments. Excluding these charges, cost of sales as a percent of net sales was relatively flat. Higher gross profit margins were driven by cost reductions and productivity improvements, including lower materials cost for homebuilding, lower scrap iron cost for U.S. Pipe, lower storage costs and reduced overhead at AIMCOR and lower production costs at Jim Walter Resources. Offsetting these improvements were lost fixed cost absorption in some of the Industrial Products businesses, higher product costs for petcoke and aluminum, higher energy and labor costs at U.S. Pipe and higher material costs at Sloss.

    Depreciation for the nine months ended September 30, 2001 was $47.4 million, a decrease of $8.6 million from the same period in 2000. This decrease was primarily attributable to a lower depreciable asset base resulting from the $166.7 million asset impairment charge to the Company's coal mining assets taken in May 2000.

    Selling, general and administrative expenses of $147.4 million were 10.0% of net sales and revenues in the 2001 period, compared to $168.2 million and 11.2% in 2000. The prior year included charges of $11.4 million, primarily for an increase in the provision for losses on trade receivables within the Energy Services segment, and increased workers compensation expense. Productivity improvement programs implemented in the last twelve months, including the restructuring of the European operations in the Energy Services segment and headcount reductions at the corporate headquarters and homebuilding, have contributed to additional reductions in selling, general and administrative expenses.

    Provision for losses on instalment notes of $8.8 million were 5.3% of time charges in the 2001 period, compared to $7.7 million and 4.8% in 2000. The increase was primarily due to higher losses on sales of repossessed homes as Mid-State Homes actively sold repossessed home inventories at lower values in anticipation of continued economic weaknesses. The increase in provision for losses on installment notes was due to current economic conditions, which are expected to increase losses on the portfolio.

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

    Net income for the nine months ended September 30, 2001 was $31.0 million compared to a net loss of $126.6 million in the comparable 2000 period. The Company's diluted earnings per share in the 2001 period was $0.68 compared to a loss of $2.69 per share in the 2000 period. In addition to the $11.2 million federal excise tax credit, the current period included the $10.8 million pre-tax charge related to the coal mining accident at Jim Walter Resources. Prior year results also included pre-tax restructuring and impairment charges of $179.3 million. The current and prior period results also reflect the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING AND FINANCING

    Net sales and revenues were $350.6 million for the nine months ended September 30, 2001, a decrease of $10.4 million from the quarter ended
September 30, 2000. During the nine months ended September 30, 2001, revenues decreased as the Company completed fewer homes, but this was partially offset by an increase in the average net selling price.

                                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                        ------------------   ------------------
Homes Completed.......................................        2,942                3,239
Average Net Selling Price.............................       $59,200              $57,600

    Additionally, time charge income increased $3.6 million as the prepayment speed increased to 5.9% for the nine months ended September 30, 2001 compared to 4.9% for the comparable period in the prior year.

    Operating income was $34.8 million for the nine months ended September 30, 2001 compared to $25.8 million in the prior year period. The $9.0 million increase was principally caused by the increase in the time charge income, a reduction in net interest cost associated with the instalment note portfolio, higher average net selling prices and improved operating margins attributable to lower materials costs and productivity improvements. These improvements were partially offset by lower revenues from fewer unit completions.

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

                                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                        ------------------   ------------------
Average Natural Gas Selling Price (per MCF)...........        $5.24                $3.34
Average Coal Selling Price (per ton)..................        $30.15               $28.23
Tons of Coal Sold.....................................     4.8 million          5.0 million

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

    The Board of Directors approved a $0.04 per share dividend payable
March 15, 2001 to shareholders of record on February 15, 2001. The $0.04 per share dividend reflects a one-time, non-recurring adjustment to the Company's regular dividend rate of $0.03 per share because of a one-time dividend reporting period of four months due to the change in fiscal year end. On
April 26, 2001, the Board of Directors declared a $0.03 per share dividend payable to shareholders of record on May 16, 2001. On July 30, 2001, the Company declared a $0.03 per share dividend for the three months ended June 30, 2001 payable to shareholders of record on August 15, 2001. On November 7, 2001, the Company declared a $0.03 per share dividend for the three months ended
September 30, 2001 payable to shareholders of record on November 21, 2001.

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

    In August 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets". This Statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment." This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing any potential effect of applying this new standard.

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

                                  WALTER INDUSTRIES, INC.

/s/ W. F. OHRT                                 /s/ C. E. CAUTHEN
- --------------------------------------------   --------------------------------------------
W. F. Ohrt                                     C. E. Cauthen
Executive Vice President and                   Senior Vice President, Controller
Principal Financial Officer                    and Principal Accounting Officer

Date: January 28, 2002