Form 10-K405
period 2001-12-31
WALTER INDUSTRIES INC /NEW/
filed 2002-03-20
CIK 837173

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

                        COMMISSION FILE NUMBER 000-20537

                            ------------------------

                            WALTER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     13-3429953
    (State or other jurisdiction of              (IRS Employer Identification No.)
     incorporation or organization)

      4211 W. BOY SCOUT BOULEVARD                              33607
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on March 1, 2002 as reported by the New York Stock Exchange, was approximately $207.2 million.

    Number of shares of common stock outstanding as of March 1, 2002: 44,203,178

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of the Company to be held April 25, 2002 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    (a) Narrative Description of Business

    GENERAL

    Walter Industries, Inc. ("the Company"), organized in 1987, is a diversified company which operates in five reportable segments: Homebuilding, Financing, Industrial Products, Carbon and Metals, and Natural Resources. Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber, alloys and metals, petroleum coke distribution, refinery outsourcing services and coal and methane gas production and distribution.

    During 2000, the Company changed its year end to December 31, resulting in a seven-month transition period ended December 31, 2000 ("the transition period"). The transition period results are shown in addition to results for the current year and the fiscal years ended May 31, 2000 and 1999.

    (b) Industry Segments

    The Company's industry segment information is included in Note 18 of "Notes to Consolidated Financial Statements" included herein.

    During the year ended December 31, 2001, the Company realigned its segments. The Homebuilding and Financing segment was separated into two segments. The Homebuilding segment markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States. The Financing segment provides mortgage financing and related products for such homes.

    Sloss was previously included in the Industrial Products segment but has been realigned with AIMCOR Carbon and AIMCOR Metals (previously the "Energy Services" segment) into a newly created segment--Carbon and Metals. Sloss primarily manufactures and markets foundry and furnace coke, which are used by foundries and blast furnaces in the production of iron and steel products.

    All prior year information reflects these changes.

HOMEBUILDING

JIM WALTER HOMES, INC.

    Jim Walter Homes, Inc. and its subsidiaries ("JWH"), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States where the weather permits year-round construction. JWH also provides mortgage financing on such homes. JWH historically has concentrated on the low to moderately priced segment of the housing market. Approximately 344,000 homes have been completed by JWH since its inception in 1946.

    JWH's products consist of over 100 models of conventionally-built homes (ranging in size from approximately 720 to 2,640 square feet) and over 75 modular home models (ranging in size from 990 to 2,500 square feet).

    At December 31, 2001, JWH operated 106 branch offices located in 18 states and serving three additional adjoining states. During 2001, home sales in Texas represented 25% of JWH's net sales, North Carolina 17%, Mississippi 11%, South Carolina and Florida 7% each. The remaining sales were spread throughout other southeastern states. Approximately 79% of the branch offices are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" that are designed to allow customers to view actual models completed to the various stages of interior finish available.

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

    Historically, JWH has not owned or acquired land for home construction purposes and was not a land developer. The actual construction of conventionally-built homes sold by JWH was performed on customer-owned land by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home. During 2001, JWH began implementing a strategy to grow its business through the planned construction of speculatively-built homes and subdivisions on land already owned by or to be purchased by the Company, in additional to its historical method of selling homes. Additional growth is also planned through expansion into the slightly higher-priced segment of the housing market represented by it's Neatherlin Homes and Dream Homes subsidiaries.

    JWH builds its conventionally-built homes "on site" after the customer has entered into a building contract. Each conventionally-built home is built of wood on concrete foundations or wood pilings and is completely finished on the outside. Conventionally-built homes are constructed to varying degrees of interior completion, depending on the buyer's election to purchase optional interior components, including the installation thereof. Optional interior components include plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. JWH's product line includes "shell" homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH's customers select all interior options, thereby receiving a home considered to be "90% complete," which generally excludes only landscaping and utility connections. Remaining units are sold at varying stages of interior finishing.

    JWH, through its wholly-owned subsidiary Crestline Homes, Inc. ("CHI"), also manufactures and distributes modular homes. CHI manufactures modular (factory-built) homes in its Laurinburg, North Carolina facility, which are sold by a network of independent dealers, primarily in the southern United States.

    The following chart shows the unit sales volume of JWH and the percent of homes sold by category (shell, various stages, 90% complete and modular) for the year ended December 31, 2001, the transition period ended December 31, 2000, and the fiscal years ended May 31, 2000 and 1999.

                                                                        PERCENT OF UNIT SALES
                                                  -----------------------------------------------------------------
FISCAL PERIOD                                     UNITS BUILT    SHELL     VARIOUS STAGES   90% COMPLETE   MODULAR
-------------                                     -----------   --------   --------------   ------------   --------
Year ended December 31, 2001....................     4,021          6%           11%             64%          18%
Transition period ended December 31, 2000.......     2,488          7             9              63           21
Fiscal year ended May 31, 2000..................     4,396          7             9              69           15
Fiscal year ended May 31, 1999..................     3,737         12             9              75            4

    During the year ended December 31, 2001, the transition period ended December 31, 2000, and the fiscal years ended May 31, 2000 and 1999 the average net sales price of a home was $59,100, $57,900, $55,800 and $52,000, respectively.

    The estimated backlog of homes to be constructed by JWH as of December 31, 2001 was $110.9 million, as compared to $99.0 million at December 31, 2000. The time to construct a home averages between twelve and thirteen weeks.

    The majority of homes sold by JWH are purchased with financing provided by JWH. Qualified customers are offered fixed rate mortgages requiring no down payment and are secured by the home and the land on which it is situated. JWH does not charge closing costs, points, credit service fees, private mortgage insurance or similar add-on charges. JWH offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. As of December 31, 2001, stated annual percentage rates for new mortgage instalment notes ranged between 8.20% and 11.25%.

    Some customers who purchase and finance homes through JWH may not qualify for traditional bank financing. To qualify for financing, a potential customer generally must provide information concerning monthly income and employment history. If the customer owns the land on which the home is to be built, a legal description of the land and evidence of ownership is required. If the land is not owned outright, the purchase of the land and home can be financed through Walter Mortgage Company (see Financing, below). A customer's income and employment usually are verified through telephone conversations with the customer's employer and by examining pay stubs, W-2 forms or, if the customer is self-employed, income tax returns. An applicant must have a minimum of one year's continuous employment or, if there has been a change in employment, the new job must be in the same field of work. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of land is verified by examining the title record. In addition, JWH's credit department obtains a credit report that includes, among other information, a point or grade credit score. Particular attention is paid to the credit information for the most recent three to five years. Attention is also given to the customer's total indebtedness and other monthly payments. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sale contract executed, a title report is ordered and, frequently, a survey of the property is made. Independent registered surveyors perform surveys when, in the opinion of JWH, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments.

    JWH does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated solely on the basis of JWH's mortgage servicing employees' experience and knowledge, be at least equal to 10% of the cash selling price of the home, resulting in a maximum initial loan-to-value ratio of approximately 90%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from JWH, arrange for the final building inspection and, if required, obtain a certificate of occupancy. The cost incurred by customers to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could range from 10% to 20% of the sales price (based upon a 90% complete home), thereby further reducing the initial loan-to-value ratio.

    Upon completion of construction of a new home to the agreed-upon percentage of completion, in the ordinary course of business, JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc. ("MSH") pursuant to an agreement between JWH and MSH. Pursuant to the agreement with MSH, JWH services the accounts owned by MSH and administers the collection of delinquent payments, as well as foreclosures and resale of foreclosed properties.

    The single-family residential housing industry is highly competitive. JWH competes in each of its market areas with numerous homebuilders, ranging from regional and national firms to small local companies, on the basis of price, quality, design, finishing options and accessibility to financing. JWH also competes with manufactured and modular housing builders. JWH's strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices, with favorable financing and no closing costs. Based on the most recent data available, Jim Walter Homes was the fourteenth largest builder of detached single-family homes in the United States.

FINANCING

MID-STATE HOMES, INC. ("MSH")

    MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes generated by JWH. Currently, MSH funds its purchase of these mortgage instalment notes using various business trusts organized by it for that purpose. These business trusts acquire the mortgage instalment notes using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes and MSH's beneficial interests secure the borrowings of these trusts. These borrowings are non-recourse to the Company. (For additional information on the trusts and their related borrowings, see Note 11 of "Notes to Consolidated Financial Statements.")

    At December 31, 2001, MSH's portfolio was geographically distributed as follows: Texas (24%), Mississippi (14%), Alabama (9%); and Florida (9%). The remaining portfolio was spread primarily in other southeastern states.

WALTER MORTGAGE COMPANY

    Walter Mortgage Company was established in 2001 to provide new home financing to customers of Jim Walter Homes and its affiliated homebuilding companies. Through Walter Mortgage Company, homebuyers have the option of financing land and their home purchase. Existing homeowners also have the option of refinancing their mortgage with Walter Mortgage Company.

OTHER

    Best Insurors, Inc. ("Best"), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage soley for homeowners who finance through MSH. Cardem Insurance Company Ltd. ("Cardem"), located in Bermuda, primarily provides reinsurance of such insurance placed through Best.

INDUSTRIAL PRODUCTS

UNITED STATES PIPE AND FOUNDRY COMPANY, INC.

    United States Pipe and Foundry Company, Inc. ("U.S. Pipe") manufactures and sells a broad line of ductile iron pressure pipe, fittings, valves and hydrants, and a wide variety of gray and ductile iron castings. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation's largest producers of ductile iron pressure pipe. In the year ended December 31, 2001, the transition period ended December 31, 2000, and the years ended May 31, 2000 and 1999, net sales and revenues amounted to $492.7 million, $310.9 million, $480.2 million and $460.7 million, respectively.

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

    The order backlog of pressure pipe, valves and hydrants, fittings and castings at December 31, 2001 was $75.2 million, compared to $82.0 million at December 31, 2000.

    The ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity and state, municipal and federal tax revenues to fund water projects. However, certain aspects of U.S. Pipe's operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe's products have experienced a strong level of demand in the replacement market, in part driven by mandates from the Safe Drinking Water Act. U.S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe's Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and its operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas that will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe's products more competitive. During 2001, approximately 18% of U.S. Pipe's sales were to one customer. Foreign sales accounts for approximately 2% of sales during the year.

JW ALUMINUM COMPANY

    Founded in 1980, JW Aluminum Company ("JW Aluminum") is headquartered in Mt. Holly, South Carolina and is a leading producer of fin stock (used in heating and air conditioning applications) and telecommunications cable wrap. JW Aluminum's other foil and sheet products are used in a variety of applications such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are primarily used for general building applications such as siding, gutters, downspouts, roofing, mobile home siding and skirting, residential siding and window components. Products are marketed to original equipment manufacturers by a direct sales force. In the year ended December 31, 2001, the transition period ended December 31, 2000, and the years ended May 31, 2000 and 1999, net sales and revenues amounted to $193.0 million $128.1million, $221.6 million and $181.4 million, respectively. Approximately 185 million pounds of aluminum products were sold during 2001: 61% foil products and 39% sheet products.

OTHER

    The Industrial Products segment also includes foundry patterns and resin-coated sand products for the iron industry, tooling molds, custom machined components and cast iron consumer products, principally fireplace tools and accessories.

CARBON AND METALS

    The Carbon and Metals segment consists of Applied Industrial Materials Corporation ("AIMCOR") and Sloss Industries Corporation ("Sloss"). AIMCOR consists of two divisions: the Carbon Group and the Metals Group. Through its Carbon Group, AIMCOR is a leading international provider of carbon products and value-added outsourcing services to the petroleum, steel, foundry, cement and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. Sloss supplies carbon products to cast iron pipe plants and foundries, as well as to the domestic steel industry.

AIMCOR CARBON

    In the year ended December 31, 2001, the seven-month transition period ended December 31, 2000, and the years ended May 31, 2000 and 1999, net sales and revenues for AIMCOR Carbon amounted to $344.8 million, $190.8 million, $276.8 million and $288.3 million, respectively.

    AIMCOR Carbon markets petroleum coke ("petcoke") in three different quality types. Petcoke with a general specification for sulfur of less than 4% is sold primarily into the steel/foundry, chemical, cement, metallurgical or special fuel applications. AIMCOR Carbon personnel are responsible for the procurement, marketing and sale of this type of petcoke in addition to processing, storage, screening, blending and customized delivery. Petcoke with a general specification for sulfur of above 4% is sold primarily as a fuel in the cement industry and for utilities in the worldwide market. AIMCOR Carbon personnel are responsible for the procurement, marketing and sale of this type of petcoke. The third type, calcined petroleum coke is created through a heat-treating process, which drives moisture and gaseous materials from raw petroleum coke. Calcined petroleum coke is used as the main carbon source for anodes in aluminum smelting, and is also used in the titanium pigment, steel and foundry industries. AIMCOR markets and distributes raw petcoke for calcination and also markets and distributes the calcined petcoke supplied from calciners. The Carbon Group also performs (on a service contract basis) value-added services such as cutting, blending, inventory management, stock piling and removal of petcoke in the refinery, as well as handling, warehousing and distribution and shipping of petcoke from the refinery to a bulk terminal and ultimately to the end user.

    The Carbon Group purchases petcoke primarily from oil refiners. Petcoke is a coal-like, high carbon by-product of the refining process. By combining and processing the petcoke produced by several refineries, AIMCOR is able to custom blend and market large quantities of consistent quality petcoke, thereby creating a more marketable product than an individual refiner could produce on its own. Petcoke is used in industrial furnaces, cement kilns, steel plants, foundries, paper mills, co-generation plants and home heating. AIMCOR is one of the largest suppliers to the worldwide petcoke market, shipping approximately
5 million metric tons of petcoke annually.

    AIMCOR maintains relationships with all major United States oil refiners and has an in-depth knowledge of the end-user markets. In addition, through a joint venture relationship, AIMCOR also has established a long-term relationship as sole supplier of raw petcoke and purchaser of a dedicated supply of refined calcined petcoke for a major Indian calciner.

    AIMCOR markets petcoke through a combination of its internal sales force and its strategically located shipping terminals throughout the world. AIMCOR's principal shipping locations are located in Long Beach, California; Texas City, Texas; Rotterdam, the Netherlands; Ghent, Belgium; and Red Car, United Kingdom. AIMCOR's sales offices market petcoke through an international network of 13 offices located in ten countries, including the Netherlands, Germany, England, Japan, Mexico, Brazil, Belgium, Egypt, Australia, and the U.S. AIMCOR maintains direct relationships with end-users through its 30 person sales force (8 domestic, 22 international). This approach allows AIMCOR to evaluate the customer's needs and enables AIMCOR to develop the optimum petcoke quality that meets the customer's specifications. For the period ended December 31, 2001, approximately 41% of AIMCOR Carbon revenues represented sales by AIMCOR Carbon's foreign operations to foreign customers and approximately 44% of AIMCOR Carbon revenues represented sales from the U.S. to foreign customers.

AIMCOR METALS

    AIMCOR's Metals Group is a leading manufacturer and marketer of ferrosilicon in the southeastern United States and is a producer and distributor of a variety of ferroalloys, metals, minerals and specialty materials used primarily as alloying agents, fluxing agents and/or performance improvement additives in steelmaking and metal casting production processes in North American foundry and steel industries. A ferroalloy is a refined combination of iron and one key element.

    The Metals Group manufactures and markets ferrosilicon, ferrovanadium, ferromolybdenum, metallurgical process materials, fluorspar and various other ferroalloys on both an agency and trading basis. AIMCOR's ferrosilicon business is conducted through Tennessee Alloys Company, a joint venture between AIMCOR (75%) and Allegheny/Ludlum Steel (25%), a major specialty steel producer.

SLOSS

    Sloss is a manufacturing operation, founded in 1918 and headquartered in Birmingham, Alabama, which has four major product lines: foundry coke, furnace coke, slag fiber and specialty chemicals. Foundry coke is marketed to cast iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. For the year ended December 31, 2001, approximately 60% of the foundry coke produced by Sloss was sold to U.S. Pipe. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Continuing weakness in the domestic steel industry caused by competition from foreign steel makers and a slowing economy has negatively affected sales of this product. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers. Specialty chemical products are composed primarily of aromatic sulfonic acids and sulfonyl chlorides used in the pharmaceutical, plasticizer, foundry and coatings industries, as well as custom manufactured products for the rubber, plastics, and specialty materials industries.

NATURAL RESOURCES

JIM WALTER RESOURCES, INC.

    The operations of Jim Walter Resources, Inc. ("JWR") are conducted through its Mining Division, which mines and sells coal from three mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by JWR.

MINING DIVISION

    In the year ended December 31, 2001 and the transition period ended December 31, 2000, Mining Division's net sales and revenues totaled
$197.8 million and $139.5 million, respectively. In the two years ended May 31, 2000 and 1999, Mining Division's net sales and revenues totaled $207.1 million and $268.8 million, respectively.

    The Mining Division, headquartered in Brookwood, Alabama, has approximately
7.0 million tons of rated annual coal production capacity from three mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. These mines extract coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities because it meets current environmental compliance specifications.

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

    Environmental expenditures imposed by laws relating to mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface mining.

    The Mining Division's coal is sold to a diversified base of domestic and foreign customers. In the United States, Alabama Power Company ("Alabama Power") is one of the division's major customers for low-sulfur steam coal. The division's metallurgical coal is sold to customers in numerous markets throughout Europe, Latin America, the Middle East and Asia. Most metallurgical coal sales are made under supply contracts, negotiated in March through June of each year, for fixed prices that are typically one year in length. However, some sales, of both metallurgical and steam coal, are conducted in the spot market as dictated by JWR supply and market demand.

    In January 1998, JWR entered into an agreement to supply coal to Alabama Power from January 1, 2000 to December 31, 2005. Under the agreement, Alabama Power is to purchase approximately 1.5 million tons of coal per year from JWR. In June 2001, the contract was amended to increase this tonnage to 1.8 million tons per year.

DE-GAS DIVISION

    The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal joint venture with El Paso Production Co., a subsidiary of El Paso Corp. ("El Paso").

    The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 387 wells producing approximately 10 billion cubic feet per year (JWR's 50% interest) as of December 2001. Approximately 33 additional wells are planned for development in 2002. The degasification operation, as originally expected, has improved mining operations and safety by reducing methane gas levels in the mines, as well as developing into a profitable operation.

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

RESEARCH AND DEVELOPMENT

    Research activities conducted by each business are directed toward new products, improvement of existing products, development of new uses for existing products, process and systems development, and cost reduction efforts. Total research and development expenditures for all of the businesses in the year ended December 31, 2001, the transition period ended December 31, 2000 and each of the fiscal years ended May 31, 2000 and 1999 were less than 1% of the Company's consolidated net sales and revenues.

RAW MATERIALS

    Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either purchased from domestic sources or produced by the Company and its subsidiaries. All materials used by the various businesses of the Company are available in quantities required to support their respective operations. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for building materials, scrap iron, aluminum and petroleum coke. Changes in prices for petroleum coke (which generally fluctuate with solid fuel prices) and aluminum have a direct impact on the reported sales and costs of goods sold of AIMCOR Carbon and JW Aluminum, respectively. However, gross profit and operating margins are generally more impacted by volumes sold, supply and demand, competition, how quickly sales prices can be adjusted for commodity cost changes, and other factors, than by the actual changes in the underlying commodity prices themselves. While these factors also impact the other businesses of the Company, the affect on these subsidiaries is more pronounced because of the larger relative amount of their costs comprised of the underlying commodity cost.

ENVIRONMENTAL

    The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the year ended December 31, 2001, the transition period ended December 31, 2000 and for fiscal years ended May 31, 2000 and 1999 were approximately $7.8 million, $3.9 million,

$7.8 million and $6.1 million, respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately
$7.0 million per year in the next five years.

    U.S. Pipe has implemented an Administrative Consent Order ("ACO") for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval on the soil cleanup required by the ACO. U. S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe any further cleanup costs will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

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

EMPLOYEES

    As of December 31, 2001, the Company and its subsidiaries employed approximately 6,535 people, of whom 3,574 were hourly workers and 2,961 were salaried employees. Unions represented approximately 3,014 employees under collective bargaining agreements, of which approximately 1,021 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2006.

    On December 7, 2001, Sloss union employees initiated a work stoppage after joint efforts to establish a new labor agreement were unsuccessful. The Company's plan to continue Coke plant operations at reduced levels was immediately implemented, with production temporarily suspended at the fiber and Birmingham chemical plants. Since the strike began, temporary replacement workers have been hired to assume union positions, with key salaried employees continuing to support critical operational areas. Sales commitments in all areas of the business were met in December, with production plans in place to ensure orders will continue to be fulfilled for the duration of the strike. The work stoppage has had, and is expected to have, no material impact on the financial performance of Sloss.

ITEM 2. DESCRIPTION OF PROPERTY

    The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

                                                                                    SQUARE FOOTAGE
                                               PRINCIPAL                 LAND     -------------------
        FACILITY/LOCATION                 PRODUCTS/OPERATIONS          ACREAGE     LEASED     OWNED
---------------------------------  ---------------------------------   --------   --------   --------
CORPORATE
  Tampa, FL......................  Corporate headquarters                          61,000
  Tampa, FL......................  Prior corporate headquarters,            14               208,000
                                   held for sale

HOMEBUILDING
  Tampa, FL......................  Administrative headquarters                     18,000
  Laurinburg, NC.................  Modular homes                            26               245,000
FINANCING
  Tampa, FL......................  Administrative headquarters                     20,000
  Richland Hills, TX.............  Administrative headquarters for                  6,000
                                   Walter Mortgage Company

INDUSTRIAL PRODUCTS
U. S. Pipe
  Birmingham, AL.................  Administrative headquarters               6               122,000
  Bessemer, AL...................  Ductile iron pipe                       169               648,000
  N. Birmingham, AL..............  Ductile iron pipe                        77               360,000
  Union City, CA.................  Ductile iron pipe                        70               122,000
  Burlington, NJ.................  Ductile iron pipe                       109               329,000
  Chattanooga, TN................  Fittings, valves & hydrants              91               659,000
  Anniston, AL...................  Gray & ductile iron castings             21               240,000
JW Aluminum
  Mt. Holly, SC..................  Rolled aluminum sheet & foil             44               425,000
Vestal
  Sweetwater, TN.................  Castings and fabricated steel            50               219,000
Southern Precision
  Irondale, AL...................  Patterns and molds                       20               124,000

CARBON AND METALS
AIMCOR
  Stamford, Connecticut..........  Administrative headquarters                     19,000
  Gulf Coast (Texas).............  Petcoke                                 153      5,800     67,000
  West Coast (California)........  Petcoke                                  31     71,000    386,000
  International and other........  Petcoke, fluorspar, ferrovanadium        57    125,000     30,000
                                   and ferromolybdenum
  Aurora, IN.....................  MPM blends and acid grade                 4                46,000
                                   Fluorspar

                                                                                    SQUARE FOOTAGE
                                               PRINCIPAL                 LAND     -------------------
        FACILITY/LOCATION                 PRODUCTS/OPERATIONS          ACREAGE     LEASED     OWNED
---------------------------------  ---------------------------------   --------   --------   --------
  Bridgeport, AL.................  Ferrosilicon special, FeSi and           49               177,000
                                   High purity FeSi
  Pittsburgh, PA.................  Sales office                                     8,000
  Birmingham, AL.................  Sales office                                     1,000
Sloss
  Birmingham, AL.................  Administrative headquarters                                12,000
  Birmingham, AL.................  Furnace & foundry coke battery          511               148,000
  Birmingham, AL.................  Slag fiber                                5                63,000
  Birmingham, AL.................  Synthetic chemicals                       5                63,000
  Alexandria, IN.................  Closed facility                          33               112,000
  Ariton, AL.....................  Specialty chemicals                      53                 7,000

NATURAL RESOURCES
  Brookwood, AL..................  Administrative headquarters                                42,000
  Brookwood, AL..................  Central shop, supply center and                           128,000
                                   training center
  Brookwood, AL..................  Real estate                           7,000
  Brookwood, AL..................  Coal mines                           45,000               548,000

    Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 175 million tons as of December 31, 2001.

    A summary of mineral reserves is as follows:

         ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF DECEMBER 31, 2001
                             (IN THOUSANDS OF TONS)

                                                                                                      JWR'S
                                 RESERVES (2)             CLASSIFICATIONS (3)     TYPE (4)          INTEREST          QUALITY
                       --------------------------------   --------------------   ----------   ---------------------   --------
                                                                                 STEAM (S)
                                                                                     OR
                                                                                 METALLUR-
MINING PROPERTY         TOTAL     ASSIGNED   UNASSIGNED   MEASURED   INDICATED   GICAL (M)     OWNED     LEASED (5)     ASH
---------------        --------   --------   ----------   --------   ---------   ----------   --------   ----------   --------
No. 3 Mine (7).......       --         --          --          --         --                       --          --          --
No. 4 Mine...........   60,649     60,649          --      55,519      5,130          S/M       6,653      53,996          10
No. 5 Mine...........   16,638     16,638          --      16,620         18          S/M      15,338       1,300          10
No. 7 Mine (7).......   98,127     98,127          --      81,097     17,030          S/M      10,494      87,633          10
                       -------    -------      ------     -------     ------                   ------     -------
                       175,414    175,414          --     153,236     22,178                   32,485     142,929
Bessie (8)...........   24,919         --      24,919      14,880     10,039          S/M         658      24,261
                       -------    -------      ------     -------     ------                   ------     -------
TOTAL................  200,333    175,414      24,919     168,116     32,217                   33,143     167,190
                       =======    =======      ======     =======     ======                   ======     =======


                             QUALITY                      PRODUCTION (6)
                       -------------------   -----------------------------------------

MINING PROPERTY         SULF.      BTU/LB      2001      2000T       2000       1999
---------------        --------   --------   --------   --------   --------   --------
No. 3 Mine (7).......      --          --        --         --        131        864
No. 4 Mine...........     .83      14,000     2,537      1,245      2,255      1,878
No. 5 Mine...........     .72      14,000     1,467      1,054      1,956      1,662
No. 7 Mine (7).......     .74      14,000     1,828      1,146      2,217      2,357
                                              -----      -----      -----      -----

Bessie (8)...........                            --         --         --         --
                                              -----      -----      -----      -----
TOTAL................                         5,832      3,445      6,559      6,761
                                              =====      =====      =====      =====

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

(3) The recoverable reserves are the sum of "Measured" and "Indicated" resources. Measured coal extends 1/4 mile from any point of observation or measurement. Indicated coal is projected to extend from 1/4 mile to 3/4 mile from any point of observation or measurement. Inferred coal extends from 3/4 mile to 3 miles from any point of observation or measurement. Inferred reserves are not included in recoverable reserves.

(4) All of the coal in the Blue Creek and Mary Lee seams is suitable for metallurgical purposes although, for marketing reasons, some is sold as compliance steam coal.

(5) A majority of the leases are either renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.

(6) Production for 2001 is for the year ended December 31, 2001. Production for 2000T is for the transition seven month period ended December 31, 2000. Production for 2000 and 1999 is for the fiscal years ended May 31.

(7) In February 1999, a decision was made to shut down No. 3 Mine. The No. 3 Mine reserves accessible from No. 7 Mine were re-assigned to No. 7 Mine.

(8) Bessie Mine suspended operations in August 1988.

ITEM 3. LEGAL PROCEEDINGS

    See Item 1--Business on pages 2 through 12 and Notes 10 and 16 of "Notes to Consolidated Financial Statements" included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

NAME                                          AGE                            OFFICE
----                                        --------   ---------------------------------------------------
Don DeFosset..............................     53      Chairman, President, Chief Executive Officer

William F. Ohrt...........................     53      Executive Vice President, Chief Financial Officer

Ralph E. Fifield..........................     56      Executive Vice President-General Manager,
                                                         Manufacturing

Anthony L. Hines..........................     60      Senior Vice President, Operations; President of
                                                       U.S. Pipe

Charles E. Cauthen........................     43      Senior Vice President, Controller

Edward A. Porter..........................     55      Senior Vice President, General Counsel and
                                                       Secretary

Joseph J. Troy............................     38      Senior Vice President, Treasurer; President of
                                                       Mid-State Homes

Larry E. Williams.........................     54      Senior Vice President, Human Resources

Kimberly A. Perez.........................     34      Vice President, Corporate Accounting

George R. Richmond........................     51      President and Chief Operating Officer of Jim Walter
                                                         Resources

Gerard M. Sweeney.........................     39      President and Chief Executive Officer of AIMCOR

Michael Roberts...........................     54      President of Jim Walter Homes

    DON DEFOSSET was appointed President and Chief Executive Officer on
November 2, 2000 and elected a Director on November 6, 2000. He was appointed to the additional position as Chairman of the Board of Directors on March 1, 2002. He served as Executive Vice President and Chief Operating Officer of Dura Automotive Systems, Inc. from 1999 through October 2000. From 1996 to 1999, he was Executive Vice President and President--Truck Group of Navistar International Transportation Corporation. From 1993 to 1996, he was President--Safety Restraint Systems division of AlliedSignal, Inc. He is also a Director of Terex Corporation and Safelite Glass Corp.

    WILLIAM F. OHRT was appointed Executive Vice President and Chief Financial Officer of the Company in January 2001. Prior thereto, he was Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. from December 1999 through January 2001. From April 1998 to December 1999, he was Vice President and Chief Financial Officer--Truck Group of Navistar International Transportation Corporation. From May 1997 to April 1998, he was Vice President-- Finance of ITT Automotive Electrical Systems. From February 1979 to May 1997, he held various financial positions within AlliedSignal, Inc., culminating with the position of Vice President--Finance of AlliedSignal Turbocharging Systems (December 1995 to May 1997).

    RALPH E. FIFIELD was appointed Executive Vice President, General Manager--Manufacturing of the Company in June 2000. Mr. Fifield, was President and Chief Operating Officer of U.S. Pipe from July 1997 through March 2002. Previously, he was President of United States Steel/Kobe Steel Company
(1994 - 1997).

    ANTHONY L. HINES was appointed Senior Vice President, Operations of the Company in January 2001. He was appointed to the additional position of President of U.S. Pipe in March 2002. Previously, he was a member of the faculty of the University of Iowa from January 2000 to December 2000. He was employed by Navistar International Transportation Corporation as Group Vice President (December 1998 to December 1999) and Vice President of Truck Manufacturing (December 1997 to December 1998). From 1995 to 1997, he was Senior Vice President of Honda of America Manufacturing, Inc.

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

    EDWARD A. PORTER was appointed Senior Vice President, General Counsel and Secretary of the Company in September 2000. Prior thereto, he was Vice President--General Counsel and Secretary since January 1996.

    JOSEPH J. TROY was appointed Senior Vice President and Treasurer of the Company in November 2000. He was appointed to the additional position of President of Mid-State Homes in August 2001. He was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000. From March 1998 through February 2000, he was Vice President and Treasurer of the Company. Previously, he was employed by NationsBank as Senior Vice President-- Corporate Finance (1993-1998).

    LARRY E. WILLIAMS was appointed Senior Vice President, Human Resources in November 2001. Previously, he was Senior Vice President/Human Resources for CoBank from 1989 to 2001.

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

    MICHAEL ROBERTS was appointed President of Jim Walter Homes in August 2001. From February 2001 to August 2001 he was Executive Vice President and Chief Operating Officer of Jim Walter Homes. From September 2000 to February 2001 he served as Executive Vice President. Previously, he was Senior Vice President of Field Operations with Jim Walter Homes (April 1998 to September 2000), Senior Vice President of Construction-Jim Walter Homes (August 1992 to April 1998), and Vice President of Construction since 1975.

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

                                                      YEAR ENDED DECEMBER 31,
                                                               2001
                                                      -----------------------
                                                         HIGH         LOW
                                                      ----------   ----------
1st Fiscal quarter..................................    $ 9.53       $ 7.06
2nd Fiscal quarter..................................     13.08         8.75
3rd Fiscal quarter..................................     14.30         7.70
4th Fiscal quarter..................................     11.80         9.45

                                                      TRANSITION PERIOD ENDED
                                                         DECEMBER 31, 2000
                                                      -----------------------
                                                         HIGH         LOW
                                                      ----------   ----------
3 months ended August 31, 2000......................    $12.43       $ 7.54
4 months ended December 31, 2000....................      8.97         6.06

                                                        YEAR ENDED MAY 31,
                                                               2000
                                                      -----------------------
                                                         HIGH         LOW
                                                      ----------   ----------
1st Fiscal Quarter..................................    $13.56       $11.19
2nd Fiscal Quarter..................................     13.50        10.63
3rd Fiscal Quarter..................................     11.00         7.38
4th Fiscal Quarter..................................     10.81         7.50

    During the year ended December 31, 2001, the Company declared and paid to shareholders of record on May 16, August 15, and November 17, 2001, a dividend of $.03 per share on each of these dates. Additionally, the Company declared and paid a $.04 per share dividend to shareholders of record on February 15, 2001. The $.04 per share dividend reflected a one-time, non-recurring adjustment to the Company's regular dividend rate of $.03 per share because of a one-time dividend period of four months due to the change in fiscal year end. During the transition period ended December 31, 2000, the Company declared and paid two quarterly dividends in the amount of $.03 each per outstanding share. During fiscal 2000, three quarterly dividends of $.03 per outstanding share were declared and paid. Prior to fiscal 2000, the Registrant had never paid cash dividends on the Common Stock. Covenants contained in certain of the debt instruments referred to in Note 11 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends.

    As of March 1, 2002, there were 215 shareholders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years ended May 31, 1997 through 2000, the transition period ended December 31, 2000 and the year ended December 31, 2001, has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows and the notes thereto. All of the information presented below should be read in conjunction with the

Company's consolidated financial statements and the notes thereto, and the other information contained elsewhere in this report.

                                                    YEAR        TRANSITION
                                                   ENDED       PERIOD ENDED                  YEARS ENDED MAY 31,
                                                DECEMBER 31,   DECEMBER 31,   -------------------------------------------------
                                                    2001           2000          2000         1999         1998         1997
                                                ------------   ------------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales and revenues........................   $1,921,942     $1,187,915    $1,904,908   $1,900,107   $1,830,272   $1,508,250
Income (loss) before
extraordinary item............................       43,250          3,186      (111,003)      22,224       50,318       35,405
Net income (loss).............................       43,250          3,186      (111,003)      22,224       47,655       35,405
Basic income (loss) per share:
  Income (loss) before extraordinary item.....          .96            .07         (2.28)         .43          .93          .64
Net income (loss).............................          .96            .07         (2.28)         .43          .88          .64
Number of shares used in calculation of basic
  income (loss) per share.....................       44,998         46,389        48,744       51,628       53,846       54,922
Diluted income (loss) per share:
  Income (loss) before extraordinary item.....          .95            .07         (2.28)         .43          .93          .64
Net income (loss).............................          .95            .07         (2.28)         .43          .88          .64
Number of shares used in calculation of
  diluted income (loss) per share.............       45,293         46,454        48,744       51,745       54,383       55,064
Gross capital expenditures....................       76,874         49,555        81,995       83,057      107,553      101,755
Net property, plant and equipment.............      476,686        480,361       474,189      640,533      672,348      568,176
Total assets..................................    3,317,879      3,340,193     3,448,334    3,655,205    3,861,966    3,315,276
Senior debt:
  Mortgage-backed/ asset-backed notes.........    1,833,442      1,769,833     1,783,712    1,758,151    1,886,167    1,752,125
Other senior debt.............................      308,500        411,500       495,400      555,200      595,250      313,450
Quarterly cash dividend per common share......          .03*           .03           .03           --           --           --

------------------------------

*   First quarter was $0.04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and notes thereto, particularly Note 18 of "Notes to Consolidated Financial Statements" which presents net sales and revenues and operating income by operating segment. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements or disclosed in the related notes thereto. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management's estimates under different assumptions and conditions.

    Management believes the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

    Allowances for losses on installment notes and accounts receivable are based, in large part, upon judgments and estimates of expected default rates on the pool of homogeneous instalment notes and specific identification of problem trade accounts receivable. Significantly weaker than anticipated economic conditions could impact customers' ability to pay or could impact the value of underlying collateral such that actual losses are greater than the amounts provided for in these allowances.

    Pension and other postretirement benefit liabilities are determined on an actuarial basis and are affected by, among other things, estimates of expected returns on plan assets, expected trends in health care costs and discount rates. Changes in discount rates and differences between actual returns on plan assets and actual health care costs and these estimates will affect the recorded amount of these liabilities. The impact of a 1% change in the assumed health care costs trend rate on postretirement benefit obligations is shown in Note 12 of "Notes to Consolidated Financial Statements." A 1% decrease in the discount rate would increase the benefit obligation for pension benefits by approximately
$37.6 million and the postretirement benefit obligation by approximately
$38.3 million.

    The Company also has significant liabilities for uninsured or partially insured employee-related liabilities, including workers compensation liabilities, miners' Black Lung benefit liabilities and liabilities for various life and health benefits. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates determined on an actuarial basis from historical experience. Workers compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities.

    As discussed in Note 10 of "Notes to Consolidated Financial Statements," the Company is in dispute with the Internal Revenue Service (the "IRS") on a number of federal income tax issues. The Company believes that its tax filing positions have substantial merit and it intends to vigorously defend these positions. The Company has established reserves that it feels are sufficient to address claims, including related interest and penalties, where its defense may be unsuccessful or where a settlement of issues may be warranted. The amount of the reserve is based on an assessment by management of both the probability and extent of loss, in consultation with outside advisors, for each of the disputed issues involved. Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management's estimate of this liability could change.

    Installment notes receivable from the sale of JWH's homes are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate in accordance with APB Opinion No. 21, "Interest on Receivables and Payables." The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH's customers. The Company estimates this rate by adding a credit spread and a margin to cover costs and expected losses to a benchmark funding rate. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by impacting the allocation of income between the amount recognized from the sale of the home and the amount recognized over the life of the instalment note as time charge income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the timing of income recognition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AND 2000

    Net sales and revenues for the year ended December 31, 2001 were $1.9 billion, a decrease of $82.8 million, or 4.1%, from the amount for the year ended December 31, 2000. The decrease was primarily attributable to declines in unit sales of homes, fewer shipped tons of coal and lower demand for furnace coke, ductile iron pipe products and aluminum products. The decrease in shipped tons of coal reflected large spot sales of excess coal inventories in the prior year at approximately our cost. The decrease also reflects approximately
$8.8 million of non-recurring miscellaneous income from life insurance policies recognized in the prior year. These declines were partially offset by federal excise tax refund credits of $12.2 million recognized in 2001 related to coal export sales in prior years and higher selling prices for homes, coal and gas.

    Cost of sales, exclusive of depreciation, of $1.3 billion, was 80.0% of net sales in 2001 versus $1.4 billion and 81.0% of net sales in the year ended December 2000. The prior year's cost of sales included approximately
$10.0 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products, Carbon and Metal and Natural Resources segments. The current year's cost of sales reflects a $5.1 million reduction in the liability for Black Lung benefits in the Natural Resources segment. The remaining decrease in cost of sales was primarily from reduced volumes. The decrease in cost of sales as a percentage of net sales was attributable to improved margins from the higher home, coal and gas prices, as well as approximately $49 million in productivity improvements (reflected in both cost of sales and selling, general and administrative expenses) across all the businesses during the year. This was partially offset by lower margins from the product mix at JW Aluminum, higher petroleum coke costs, higher material costs at Sloss, higher energy costs and lost fixed cost absorption in some of the Industrial Products and Carbon and Metals businesses. The cost reductions and productivity improvements realized in 2001 came from the elimination of manufacturing waste, improvements in yields, process improvements and simplifications, restructuring efforts in the current and prior year and other workforce reductions. These efforts include a company-wide headcount reduction of 8.2% during 2001.

    Depreciation for the year ended December 31, 2001 was $61.4 million, a decrease of $9.2 million from the prior year. This decrease was primarily attributable to a lower depreciable asset base as a result of a $166.7 million pretax asset impairment charge to the Company's coal mining assets taken in May 2000, as well as $1.5 million of accelerated depreciation taken on certain assets held for sale at JW Aluminum in the prior year.

    Selling, general and administrative expenses were $193.1 million during the year ended December 31, 2001, compared to $216.4 million in the prior year. The prior year's selling, general and administrative expenses included approximately $14.8 million of charges, primarily for increased workers compensation expense ($6.5 million), an increase in the provision for losses on trade receivable in the Carbon and Metals segment ($3.9 million) and for certain non-restructuring-related severance and environmental costs. The current year's expense reflects a $1.7 million charge to provide a legal reserve for an adverse verdict against one of the Company's subsidiaries in a contract dispute, offset by a $3.0 million reduction in the allowance for losses on trade receivables for the Natural Resources segment. The remaining decrease in expense from the prior year was attributable to the cost reductions referred to in the discussion of cost of sales above, including a 27% reduction in corporate headquarters staff.

    Provision for losses on instalment notes was $11.0 million during 2001, compared to $9.8 million during 2000. The increase in provision for losses was due to higher losses on the sales of repossessed properties resulting from management's effort to reduce houses held inventory and to provide a slightly higher level of allowance for losses in light of an overall weakening of the economy in the later part of 2001.

    Interest and amortization of debt expense was $171.6 million during the year ended December 31, 2001 compared to $190.7 million during 2000. The average rate of interest in the 2001 period was 7.5% compared to 8.1% during 2000. Lower interest expense resulted from the lower interest rates as well as decreased average borrowings, principally from paying down senior debt.

    Results for 2001 included a $10.8 million charge related to a coal mining accident at Jim Walter Resources in September 2001. This accident resulted in the death of thirteen miners and significant damage to Mine No. 5. The mine has been closed since the accident, but is expected to reopen in the second quarter of 2002. The charge principally includes costs and expenses associated with the accident and the idling of the mine that are not expected to be covered by insurance.

    Restructuring and impairment charges totaling $6.9 million in 2001 include a $5.5 million charge associated with the planned shutdown of certain chemical operations at Sloss and a $1.4 million charge for severance related to headcount reductions from restructurings, principally at the corporate headquarters and in the Carbon and Metals segment. The $190.9 million charge in 2000 consisted principally of a $166.7 million impairment charge at Jim Walter Resources, a $6.2 million charge relating to the restructuring of AIMCOR's European operations, a $5.5 million charge for the closure of Sloss' Alexandria, Indiana fiber plant and $12.5 million associated with executive and other severance arrangements.

    The Company's effective tax rate in 2001 and 2000 differed from the statutory rate primarily due to the amortization of goodwill, which is not deductible for tax purposes (excluding amounts related to the AIMCOR acquisition), and nonconventional fuel tax credits. Taxes for the 2000 period also reflected recording of a valuation allowance associated with certain tax benefits which are not likely to be realized and the recognition of a tax reserve for the loss of certain tax litigation relating to leveraged buyout costs.

    Net income for the year ended December 31, 2001 was $43.3 million compared to a net loss of $124.5 million in the prior year. The Company's diluted net income per share in 2001 was $0.95 compared to a diluted net loss per share of $2.66 during 2000. The current and prior period results also reflect the factors discussed in the following Segment Analysis.

SEGMENT ANALYSIS

    Homebuilding net sales and revenues were $237.6 million during 2001, a decrease of $8.8 million, or 3.6%, from the prior year. This decrease reflects 250 fewer completed homes than in the prior year. The decrease in homes completed was partially offset by an increase in average net selling price. The average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Homes completed.............................................     4,021        4,271
Average net selling price...................................   $59,100      $57,600

    Operating income increased by $5.2 million from the prior year period to $2.8 million. This increase is primarily due to higher average net selling prices and improved operating margins attributable to lower material costs and productivity improvements, partially offset by lower revenues from fewer unit completions. In addition, the prior year included approximately $1.0 million of severance expenses.

    Financing net sales and revenues were $240.1 million, up $2.4 million, or 1.0% above the prior year. This increase reflects a $2.3 million increase in time charge income principally resulting from recognition of unamortized discounts from an increase in payoffs received in advance of maturity. Prepayment speeds for 2001 were 6.1% compared to 4.8% in the prior year. Operating income (net of interest expense associated with Mid-State's mortgage-backed debt) was $48.2 million during 2001, $4.9 million higher than in the prior year. This increase is primarily the result of the increased time charge income, reduced interest expense due to lower interest rates and lower insurance reserves in the Company's captive insurance business.

    Industrial Products net sales and revenues were $716.4 million, down
$60.6 million from the prior year, reflecting decreased demand for the segment's products resulting from the weakened economy. The current economic downturn has resulted in decreased and delayed shipments at U.S. Pipe as customers defer and delay construction and water projects. Shipments of pipe products declined by

47,244 tons, or 6.8%, in 2001 as compared to the prior year. Revenues at U.S. Pipe declined by $16.9 million compared to last year. JW Aluminum's revenues also declined $41.2 million from the prior year on a 12.8% decline in pounds shipped, resulting principally from reduced demand for its fin stock products used in air conditioners. Reflecting these significant volume declines, operating income for the segment of $55.0 for the year ended December 31, 2001 was $14.1 million lower than in 2000. Operating income at U.S. Pipe declined by $2.0 million as lower scrap iron costs, other cost reductions and productivity improvements offset much of the impact of declining volume. U.S. Pipe is continuing to respond to the slowdown with further reductions in production, inventory and overhead and by increasing emphasis on productivity initiatives such as the Six Sigma program. Most of the remaining decline in operating income occurred at JW Aluminum and was attributable to lower volume in specialty products, lower prices and a shift in product mix to lower margin building products.

    Carbon and Metals net sales and revenues decreased $11.0 million, or 2.2%, from the prior year. Continuing weakness in the domestic steel industry, caused by competition from foreign suppliers and a weakening economy, has significantly impacted sales at Sloss and AIMCOR Metals. Sloss's revenues decreased by $18.0 million from the prior year, principally due to reduced sales of furnace coke. AIMCOR Metals revenues were $7.3 million lower on reduced demand from steelmakers for its ferroalloys. Operating income for the segment for the year ended December 31, 2001 was $15.0 million, a decrease of $1.7 million from 2000. Included in operating income in 2001 is a $5.5 million charge associated with the shutdown of certain of the chemical operations at Sloss. Operating income for 2000 included charges totaling $24.3 million, including $6.2 million related to the restructuring of AIMCOR's European operations, $5.5 million for the closure of Sloss' Alexandria fiber plant, a $3.9 million increase in the allowance for losses on accounts receivable and additional charges totaling
$8.7 million for various inventory and environmental reserves. Excluding these items, Sloss had operating income $10.3 lower than the prior year due to weakness in the furnace coke market ($5.9 million), higher coal and other materials costs ($2.2 million), lost fixed cost absorption ($4.9 million) and lower chemical volumes ($1.2 million). These negatives were offset by significant headcount and other cost reductions and productivity improvements at Sloss. Operating income was also $3.7 million lower at AIMCOR Metals as the result of weak volumes in the metals additive business. Consolidation of the refiners and intense competition continue to put significant volume and margin pressures on the Carbon businesses, further reducing its operating income. Several significant contracts expired in 2001 and have not been renewed. In addition, a contract with a major domestic refinery is expiring in March 2002. Although a revised contract is being negotiated, the Company expects a negative impact on margins of approximately $10 million in 2002 associated primarily with increased costs to purchase petcoke under this revised contract. To offset these impacts, the business has been aggressively reducing costs and making productivity improvements, as well as pursuing new contracts for additional volumes and new services.

    Natural Resources net sales and revenues were $253.7 million in 2001, up $2.4 million, or 1.0%, over the prior year. Revenues in 2001 included federal excise tax refund credits of $12.2 million related to coal export sales in prior years. Revenues reflected a significant decrease in the tons of coal sold in 2001 as compared to 2000, principally due to large spot sales of excess coal inventories in the prior year at approximately cost, as well a reduced sales resulting from lower production due to the accident in Mine No. 5. Mine No. 5 shut down after the accident in September 2001 and remained closed through the end of the year. Production is expected to resume in the second quarter of 2002. The decrease in revenues from lower shipments was more than offset by higher average prices received for both coal and natural gas.

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Average natural gas selling price (per MCF).................  $     4.90    $      3.77
Billion cubic feet of natural gas sold......................         9.7            9.9
Number of natural gas wells.................................         369            332
Average coal selling price (per ton)........................  $    31.26    $     30.27
Tons of coal sold...........................................  5.9 million   7.1 million

    The average natural gas selling prices shown reflect the impact in 2001 of approximately $8.1 million of income recognized from gains on hedges of natural gas prices placed on anticipated production and sales in early 2001. As of December 31, 2001, the Company did not have any hedges of expected production and sales in place for 2002.

    Operating income during 2001 was $27.3 million, compared to an operating loss of $198.4 million in 2000. Included in the operating income in 2001 is the $10.8 million pre-tax charge related to the accident at Mine No. 5, the $12.2 million of income from excise tax refund claims, a $5.1 million reduction in the liability for Black Lung benefits and a $3.0 million reduction in the allowance for losses on trade receivables. The operating loss for 2000 included a $166.7 million impairment charge related to two of the mines and other inventory and impairment charges totaling approximately $13.5 million. Excluding these items, operating income for the segment increased by approximately
$37.0 million from 2000 to 2001. This is primarily due to the improvements in coal and gas prices and a 7.5% decline in production costs from productivity enhancements and successful cost reduction efforts in the mining operations. Profitability remained strong despite lower shipments due to the mining accident as business interruption insurance offset the impact. For the year, the Company recognized $16.6 million of business interruption insurance proceeds in income, of which $2.9 had been collected as of December 31, 2001. Operating income in both 2001 and 2000 included natural gas reservation fees of approximately
$8.1 million paid to the Company by SONAT. Under the terms of the agreement, this fee will no longer be paid after December 31, 2001. The Company estimates that the impact in 2002 of this discontinued fee and lower natural gas prices will be substantially offset by the full year impact of higher coal prices.

SEVEN MONTHS ENDED DECEMBER 31, 2000 AND 1999

    Net sales and revenues for the seven months ended December 31, 2000 were $1.2 billion, an increase of $102.6 million, or 9.5%, above the comparable seven-month period in 1999. The increase was primarily attributable to strong volume growth in the Industrial Products, Carbon and Metals, and Natural Resources segments, offset by lower period-over-period coal prices and a decline in time charges (revenues received from Mid-State's instalment note portfolio).

    Cost of sales, exclusive of depreciation, of $853.6 million was 81.3% of net sales in the 2000 period versus $753.4 million and 79.2% of net sales in the comparable period of 1999. The increase in cost of sales was principally the result of higher volumes and higher energy costs. The increase in cost of sales as a percent of net sales reflects lower gross profit margins realized on coal sales due to declining coal prices, despite significant productivity improvements in mining operations. This increase was partially offset by cost reductions and productivity improvements in other business segments, lower lumber and materials cost for homebuilding and higher gross profit margins in the Carbon and Metals segment.

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

    Restructuring and impairment charges were $23.0 million in the 2000 transition period compared to a $3.5 million credit in the comparable 1999 period. Restructuring charges in the 2000 transition period included:
(1) $10.2 million of severance charges for executives and other corporate personnel, (2) $6.2 million attributable to the restructuring of AIMCOR's European operations, including the closure of AIMCOR's Luxembourg office and reductions in personnel at AIMCOR's headquarters and (3) $5.5 million for the closure of an underperforming Sloss slag fiber manufacturing plant in Alexandria, Indiana. The credit in 1999 was for the reversal of Mine No. 3 shutdown costs previously recorded in the fiscal year ended May 31, 1999.

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

SEGMENT ANALYSIS

    Homebuilding net sales and revenues were $144.5 million in the 2000 transition period, an increase of $1.7 million, or 1.2%, from the 1999 seven-month period. Net sales and revenues increased due to an increase in average net selling price per home sold, from $54,700 in the 1999 period to $57,900 in 2000. This price increase was itself offset by a decrease in the number of homes sold, from 2,613 units in the 1999 period to 2,488 units in 2000. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by JWH, as well as from price increases instituted in the prior year. Operating income was $0.2 million in the 2000 transition period, $10.0 million above the prior year period. This increase was primarily due to a 4% decline in raw material costs (primarily lumber), other cost reductions and productivity improvements and lower goodwill amortization in the 2000 period compared to 1999.

    Financing net sales and revenues were $136.2 million in the 2000 transition period, a decrease of $1.6 million, or 1.2%, from the 1999 seven-month period. This decrease reflects a $0.4 million decline in time charge income from $122.7 million in the 1999 period, to $122.3 million in the 2000 transition period. The decrease in time charges resulted from a reduction in payoffs received in advance of maturity and a reduction in the total number of instalment note accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income (net of interest expense associated with Mid-State's mortgage-backed notes) was $23.1 million in the 2000 transition period, $6.6 million below the prior year period. The decrease was primarily attributable to $2.7 million higher interest expense due to higher interest rates and increased borrowings, $1.0 million of restructuring charges, and the previously mentioned decline in time charges as well as the increase in provision for losses.

    Industrial Products net sales and revenues were $458.9 million, up
$39.2 million, or 9.3%, above the same period in 1999. Strong volume growth and modestly higher average selling prices at U.S. Pipe principally drove the increase. Total ductile iron pipe shipments in the seven-month 2000 period were up approximately 8% from the same period in 1999. Average selling prices at U.S. Pipe were up approximately 2.4%, with a slightly more favorable product mix. Sales were also up at JW Aluminum on a 2% increase in pounds shipped and higher aluminum prices. Operating income of $45.6 million for the Industrial Products segment for the 2000 transition period was $2.7 million higher than the prior year's seven-month period. These increases were due to higher volumes and prices discussed above and reductions in other operating costs and productivity improvements, partially offset by higher natural gas and other energy costs.

    Carbon and Metals net sales and revenues increased $49.2 million, or 20.9%, to $284.1 million for the seven months ended December 31, 2000 as compared to $234.9 million in the prior seven-month period. This increase in sales was driven by higher trading/commodity prices for petroleum coke, and a change in mix toward more calcined coke, on 8% lower trading volumes. Sales at Sloss were significantly impacted by weakness in demand for furnace coke by the domestic steel industry, which was affected by low capacity utilization and competition from foreign steel makers. Operating income for the seven month period of 2000 was $10.6 million, $10.1 million lower than in the comparable prior year period. Operating income for the current period was reduced by the $6.2 million restructuring charge associated with the restructuring of AIMCOR's European operations and headquarters' personnel reductions and the $5.5 million of restructuring charges for the closure of Sloss' Alexandria, Indiana slag fiber manufacturing plant, a $1.3 million operating loss incurred at this plant prior to its closure, the weak market for furnace coke at Sloss and higher natural gas and other energy costs. The offsetting improvement in other operating income resulted from overall strong energy market demand and an improved product mix.

    Natural Resources net sales and revenues rose by $11.6 million, or 7.3%, from the prior year period to $170.6 million. This increase reflects 33% higher coal shipments, representing 1.2 million tons, in the 2000 period, as significant amounts of coal were sold out of existing inventories. This higher level of shipments was offset by 28% lower average coal selling prices in the 2000 transition period, reflecting overall coal market conditions as well as
1.6 million tons of coal sold to Alabama Power at higher contract rates than in the prior period. Comparing the seven month periods of 2000 and 1999, a total of
4.9 million tons of coal was sold at an average selling price per ton of $27.81 in 2000, compared with 3.7 million tons at $38.46 in 1999. Natural Resources also benefited from increases in methane gas sales volumes and price during the later portion of the 2000 period. Methane gas sales volumes were 5.8 billion cubic feet in the 2000 period versus 5.1 billion cubic feet in 1999. The average selling price per thousand cubic feet was $4.55 in the 2000 period versus $2.39 in 1999. Both periods included a monthly reservation fee of $0.7 million. The segment's operating loss for the seven months of 2000 was $14.4 million, compared to $5.9 million in the 1999 period. The operating loss for 1999 included a $3.5 million credit for the reversal of mine shutdown costs originally recorded in a prior fiscal period (year ended May 31, 1999). The 2000 transition period reflected a $6.6 million reduction in period-over-period depreciation expense primarily reflecting mining's asset impairment charge recorded in May 2000. In addition to the impact of changes in coal and gas prices and volumes, the 2000 period also benefited from a 14% reduction in average production costs, generating cost savings of approximately $14 million.

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

    Selling, general and administrative expenses of $212.8 million were 11.2% of net sales and revenues in the 2000 period compared to $177.2 million and 9.3% in 1999. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. ("Dream") in October 1998 and Crestline Homes, Inc. in
February 1999, expenditures associated with upgrading information technology capabilities, addressing Year 2000 issues, and outside consultants who were assisting the Company in identifying cost reduction opportunities.

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

SEGMENT ANALYSIS

    Homebuilding sales and revenues were $244.6 million, or $49.9 million, above the prior year period. The increase reflects an increase in the number of homes sold, from 3,737 units in the 1999 period to 4,396 units in 2000, combined with a higher average net selling price per home sold, from $52,000 in the 1999 period to $55,800 in 2000. The increase in unit sales principally resulted from a full year contribution from Dream and CHI. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by JWH as well as from price increases instituted to compensate for higher building materials and labor costs. Operating loss of $11.9 million was $3.3 million below the prior year period, reflecting a decline in homebuilding gross profit margins due to increases in building materials and labor costs in excess of price increases realized and higher general and administrative expenses, partially offset by the increase in units sold and the average net selling price and lower goodwill amortization in the 2000 period ($19.7 million) compared to 1999
($23.3 million).

    Financing sales and revenues were $242.1 million, or $17.6 million below the prior year period. The decrease reflects a $14.4 million decline in time charges (revenues received from Mid-State's instalment note portfolio) from $230.9 million in 1999 to $216.5 million in 2000. The decrease in time charges resulted from a reduction in payoffs received in advance of maturity and a reduction in the total number of accounts, partially offset by an increase in the average balance per account in the portfolio. Operating income of $49.9 million (net of interest expense) was $13.5 million below the prior year period, reflecting the lower time charges and higher general and administrative expenses, partially offset by lower interest expense in the 2000 period
($142.4 million) as compared to the prior year period ($144.2 million), and lower goodwill amortization in the 2000 period ($19.7 million) compared to 1999 ($23.3 million). Goodwill amortization decreased as the result of lower prepayments.

    Industrial Products sales and revenues were $42.0 million or 6.1%, above the prior year period. The increase was the result of higher ductile iron pipe shipments and increased sales of aluminum foil and sheet products, partially offset by a decline in ductile iron pressure pipe selling prices. Total ductile iron pipe shipments in the 2000 period were 618,600 tons compared to 615,800 tons in 1999. Operating income of $66.0 million exceeded the prior year period by $15.8 million. This performance was the result of improved gross profit margins reflecting lower raw material costs (primarily scrap iron) and improved operating efficiencies, combined with the previously mentioned increase in sales and revenues, partially offset by an increase in general and administrative expenses.

    Carbon and Metals sales and revenues decreased $15.6 million, or 3.4%, reflecting a year to year decline in world-wide market prices for petroleum coke and ferroalloys, partially offset by increased sales of slag fiber and specialty chemicals. Operating income of $26.6 million, was $6.2 million lower than the prior year period reflecting lower profit margins at Sloss.

    Natural Resources sales and revenues decreased $61.7 million, or 20.5%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of
5.9 million tons of coal was sold at an average selling price per ton of $35.02 compared with 6.5 million tons at $41.80 in 1999. The decrease in shipments principally reflects lower production levels due to the shutdown of Mine No. 3 in fiscal 1999. Methane gas sales volumes were 9.0 billion cubic feet in the 2000 period versus 9.3 billion cubic feet in 1999. The average selling price per thousand cubic feet was $3.77 in the 2000 period versus $2.91 in 1999. Both periods included a monthly reservation fee of $0.7 million. The segment's operating loss was $182.4 million in the 2000 period which included the $166.7 million pre-tax impairment charge related to assets of two of the segment's three remaining coal mines, partially offset by the reversal of

$7.3 million in Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter. The segment incurred an operating loss of $37.1 million in the 1999 period which included the $27.5 million charge for Mine No. 3 shutdown costs.

YEARS ENDED MAY 31, 1999 AND 1998

    Net sales and revenues for the year ended May 31, 1999 increased
$69.8 million, or 3.8%, over the prior year. The increase was attributable to improved performances from the Homebuilding, Industrial Products and Carbon and Metals segments, and reflecting a full year contribution from AIMCOR versus eight months in the previous year, slightly offset by the disposition of JWWC during fiscal 1999.

    Cost of sales, exclusive of depreciation, of $1.3 billion was 80.0% of net sales in 1999 versus $1.2 billion and 79.0% of net sales in 1998. The percentage improvement principally reflected higher gross profit margins on pipe products, aluminum foil and sheet products, foundry coke and chemicals.

    Selling, general and administrative expenses of $177.2 million were 9.3% of net sales and revenues in 1999 versus $164.5 million and 9.0% last year.

    Provision for losses on instalment notes of $9.6 million were 4.2% of time charges in the 1999 period, compared to $9.8 million and 4.2% in 1998.

    Interest and amortization of debt expense was $185.1 million in 1999 versus $193.7 million in 1998 as a result of lower interest rates and lower average outstanding debt balances. The average rate of interest in 1999 was 7.6% as compared to 8.0% in 1998. The average prime rate of interest was 8.0% and 8.5% in 1999 and 1998, respectively.

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

SEGMENT ANALYSIS

    Homebuilding sales and revenues increased $13.7 million in 1999, or 7.6%, over 1998. The increase reflects a higher average net selling price, from $48,700 in 1998 to $52,000 in 1999. The higher average selling price primarily resulted from price increases instituted to compensate for higher building material and labor costs, coupled with consumer preference for new and more upscale models and amenities being offered by JWH. Operating loss of $8.6 million (net of interest expense) was $11.2 million lower than the prior year operating loss of $19.8 million.

    Financing sales and revenues decreased $9.5 million, or 3.5% in 1999, from the prior year. The decrease reflects lower time charges (revenues received from Mid-State's instalment note portfolio), from $234.6 million in 1998 to $230.9 million in 1999. Operating income decreased $11.8 million in 1999 from the prior year.

    Industrial Products sales and revenues increased $39.8 million in 1999, or 6.1%, over the prior year. The increase was the result of increased shipments of ductile iron pressure pipe, fittings, valves and hydrants, aluminum foil and sheet products, foundry coke, and chemicals and slightly higher average selling prices for ductile iron pressure pipe, foundry coke and slag fiber, partially offset by lower selling prices for aluminum foil and sheet products. Total ductile iron pipe shipments of 615,800 tons were 7.2% greater than the prior year. Operating income of $50.2 million in 1999 was $21.2 million higher than the prior year period. This performance was the result of improved gross profit margins realized due to lower raw material costs (primarily scrap iron) and improved operating efficiencies combined with the previously mentioned increase in sales and revenues.

    Carbon and Metals sales and revenues increased $81.6 million in 1999, or 21.4%, over the prior year. Operating income of $32.8 million exceeded the prior year by $3.3 million. Sales and earnings in 1999, however, were adversely impacted by a decline in U.S. and European steel production which affected pricing and demand for petroleum coke and specialty metal products, as well as from higher bulk handling costs at the Texas Gulf Coast terminals and services operations principally caused by equipment problems following intense tropical storm activity in that region during the fiscal second quarter.

    Natural Resources sales and revenues decreased $58.6 million in 1999, or 16.3%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of 6.5 million tons of coal was sold at an average selling price per ton of $41.80 compared with 7.6 million tons at $42.95 in 1998. The decrease in shipments principally reflects lower production levels. Methane gas sales volumes were 9.3 billion cubic feet in the 1999 period versus 8.6 billion cubic feet in 1998. The average selling price per thousand cubic feet was $2.91 in the 1999 period versus $3.57 in 1998. Both periods included a monthly reservation fee of $0.7 million. The segment's operating loss was $37.1 million in the 1999, which included $27.5 million in Mine No. 3 shutdown costs recorded in the fiscal 1999 third quarter. The segment recognized operating income of $33.8 million in 1998.

FINANCIAL CONDITION

    Restricted short-term investments, as more fully described in Note 5 of "Notes to Consolidated Financial Statements," were $126.8 million at
December 31, 2001, up $25.9 million from a year earlier. The increase was due to a pre-funding agreement related to the creation of Mid-State Trust X which required funds to be set aside in a restricted account until additional notes were securitized.

    Net receivables, consisting principally of trade receivables, were $223.6 million at December 31, 2001, a decrease of $15.9 million from the previous year. Trade receivables decreased as net sales declined in the fourth quarter of 2001 compared to the previous year. This decrease was partially offset by increases in other receivables from insurance claims related to the accident at one of the Company's mines and a receivable for federal excise tax refund claims. The allowance for losses on trade receivables at December 31, 2001 decreased as the estimated amount of reserve needed for export metallurgical coal sales was reduced due to improved controls over potential losses in export trade finance.

    Inventories totaled $252.8 million at December 31, 2001 and were down
$8.7 million from a year earlier as the Company reduced production in a number of its business to match decreased demand and took other measures to improve inventory turnover.

    Property, plant and equipment was $476.7 million at the end of 2001, a decline of $3.7 million from the prior year as depreciation and the transfer of the corporate headquarters building to assets held for sale more than offset capital expenditures.

    Goodwill of $416.2 million at December 31, 2001 declined $36.0 million from the previous year reflecting amortization.

    Net instalment notes receivable, the largest asset category for the Company, increased by $3.5 million from a year earlier to $1.7 billion at December 31, 2001. The allowance for losses on instalment notes receivable was $11.0 million at December 31, 2001, up slightly from the $10.3 million allowance at December 31, 2000. The activity in the allowance for losses on instalment notes receivable, as well as other information, is included in Note 7 of "Notes to Consolidated Financial Statements." The following table shows information about the balance of the allowance and losses charged to the allowance for the periods presented.

                                                                         NET LOSSES AND
                                                        AS A % OF          CHARGE OFFS         AS A % OF
                                     ALLOWANCE FOR   INSTALMENT NOTES   DEDUCTED FROM THE   INSTALMENT NOTES
($ IN THOUSANDS)                        LOSSES          RECEIVABLE          ALLOWANCE          RECEIVABLE
----------------                     -------------   ----------------   -----------------   ----------------
May 31, 1999.......................     $ 9,600            0.58%             $ 9,813              0.59%
May 31, 2000.......................      10,700            0.64                9,560              0.57
December 31, 2000 (7 months).......      10,300            0.61                5,710              0.58(1)
December 31, 2001..................      11,000            0.65               10,326              0.61

------------------------

(1) Annualized

    The following table presents information about delinquencies in the instalment notes receivable portfolio.

                                       DECEMBER 31, 2001   DECEMBER 31, 2000   MAY 31, 2000   MAY 31, 1999
                                       -----------------   -----------------   ------------   ------------
Total No. of Accounts Outstanding....       56,880              59,394            60,589         63,732
Delinquencies as a Percent of No. of
  Accounts Outstanding
  31-60 Days.........................         2.06%               2.79%             1.42%          1.51%
  61-90 Days.........................         0.83%               0.91%             0.68%          0.63%
  91-Days or more....................         3.99%               4.37%             3.67%          3.62%
                                            ------              ------            ------         ------
                                              6.88%               8.07%             5.77%          5.76%
Net Instalment Notes Receivable
  Outstanding ($ in millions)........       $1,701              $1,697            $1,678         $1,664
Delinquencies as a Percent of Amounts
  Outstanding(1)
  31-60 Days.........................         2.36%               2.81%             1.34%          1.29%
  61-90 Days.........................         1.04%               0.91%             0.72%          0.65%
  91-Days or more....................         4.21%               4.39%             3.52%          3.29%
                                            ------              ------            ------         ------
                                              7.61%               8.11%             5.58%          5.23%

------------------------

(1) Based on gross instalment balances outstanding.

    Accounts payable totaled $133.0 million at December 31, 2001, a decrease of $38.9 million from a year earlier. This decrease was related to the inventory reductions as discussed above. Accrued expenses were up by $11.9 million from the previous year to $130.5 million at December 31, 2001. This increase reflects costs accrued related to an accident in one of the Company's mines (as further discussed in Note 4 of "Notes to Consolidated Financial Statements), additional accrued interest related to tax claims, and additional legal expenses related to an adverse verdict against U.S. Pipe in a contract dispute. Debt is discussed in the Liquidity and Capital Resources section below, as well as in Note 11 of "Notes to Consolidated Financial Statements."

    Deferred income taxes were up by $21.7 million from the previous year, primarily due to increased deferred taxes attributable to depreciation and amortization and use of tax loss carryforwards.

    Accumulated postretirement benefit obligations totaled $296.2 million, an increase of $9.3 million principally attributable to an increase in unrecognized prior service costs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of short-term funding are operating cash flows, borrowings under the Revolving Credit Facility and the Trust IX Variable Funding Loan Agreement. The Company's principal sources of long-term funding are the Term Debt portion of its Credit Facilities and its permanent financings under mortgage-backed/asset-backed notes.

    The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness. However, the Company's operating cash flows and liquidity are significantly influenced by the general economy and, in particular, levels of construction activity, levels of government spending on water projects, costs of raw materials, prices of gas and coal, and interest rates.

    Borrowings outstanding under the Credit Facilities totaled $308.5 million at December 31, 2001. This consisted of $225.0 million of Term Debt, $70.0 million borrowed under the Revolving Credit Facility and $13.5 million of other senior debt. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding. There were $58.7 million in face amount of letters of credit outstanding thereunder at December 31, 2001. There was $208.7 million available under the Revolving Credit Facility at that date. It is expected that amounts available under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company.

    At December 31, 2001, the mortgage-backed/asset-backed notes outstanding totaled $1.8 billion and consisted of six issues of public debt, providing permanent financing for instalment notes receivable purchased by Mid-State. These borrowings also include a warehouse facility (the "Trust IX Variable Funding Loan Agreement"), providing temporary financing to Mid-State for its current purchases of instalment notes from JWH. At December 31, 2001 there was no balance outstanding under this facility because of the recent issuance of the Trust X Asset Backed Notes.

    In November 2001, the Company issued Trust X Asset Backed Notes in the amount of $394.0 million. Approximately $77.7 million of the proceeds were set aside in a restricted cash account until additional notes related to Trust X were securitized. As notes were added to Trust X, restricted cash was released. As of December 31, 2001, approximately $18.0 million of the original
$77.7 million remained restricted as to use. The remaining proceeds, net of underwriting fees, from this issuance were used to repay $266.0 million of outstanding borrowings under the Trust IX Variable Funding Loan Agreement, with the remaining proceeds used to reduce borrowings under the Revolving Credit Facility.

    The Company believes that the Mid-State Trust IX Variable Funding Loan Agreement will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by JWH. It is anticipated that one or more permanent financings similar to the Trust X Asset Backed Notes and other previous Mid-State asset-backed financings will be required over the next several years to repay future borrowings under the Trust IX Variable Funding Loan Agreement.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the Credit Facilities) is required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of at least 2.50-to-1 and (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of not more than 3.75-to-1. The Company was in compliance with these and other covenants at December 31, 2001.

    The Trust IX Variable Funding Loan Agreement covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at December 31, 2001.

    The Trust IX Variable Funding Loan Agreement originally expired February 4, 2002, but was subsequently renewed to February 3, 2003.

    For descriptions of, and additional information about, the Company's debt, see Note 11 of "Notes to Consolidated Financial Statements."

STATEMENT OF CASH FLOWS

    Cash and cash equivalents were approximately $11.5 million at December 31, 2001. Cash flow from operating activities for the year ended December 31, 2001, together with a net increase in borrowings under the mortgage-backed notes, were primarily used for reductions of borrowings under the Credit Facilities, capital expenditures and to purchase shares of treasury stock.

    Cash flow from operating activities for the year ended December 31, 2001, were $149.3 million, principally reflecting net income for the period and non-cash charges for depreciation, amortization and deferred income taxes. An increase in working capital reflected higher short-term investments and lower accounts payable, partially offset by reduced inventories and receivables.

    Capital expenditures totaled $76.9 million in the year ended December 31, 2001. These capital expenditures reflect the Company's ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at December 31, 2001 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2002 will approximate $75 to $85 million. Actual expenditures in 2002 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

    The Company spent $18.5 million during 2001 to repurchase approximately
1.8 million shares of its common stock. At December 31, 2001, the Company had approximately $11.0 million remaining under its repurchase authorization. In February 2002, the Board of Directors increased this stock buyback authorization to $25 million.

    During the year ended December 31, 2001, the Board of Directors announced and paid to shareholders of record on May 16, August 15, and November 17, 2001, a dividend of $.03 per share on each of these dates. Additionally, the Board announced and paid a $.04 per share dividend to shareholders of record on February 15, 2001. The $.04 per share dividend reflected a one-time, non-recurring adjustment to the Company's regular dividend rate of $.03 per share because of a one-time dividend period of four months due to the change in fiscal year end. Dividends for the year ended December 31, 2001 aggregated
$5.9 million.

    During the year ended December 31, 2001, total debt decreased by $39.4 million. During the year, net borrowings under the mortgage-backed notes totaled $660.4 million, while scheduled payments amounted to $596.8 million. Other senior debt decreased by $103.0 million during the year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a borrowing or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit or guarantees of debt. The following tables summarize the Company's contractual obligations and commercial commitments as of December 31, 2001. The unconditional purchase obligations primarily represent commitments to purchase raw materials as well as certain property, plant and equipment.

    Contractual obligations:

                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                       --------------------------------------------------------------------------------
                                                                                                              2007 AND
                                         TOTAL         2002        2003       2004       2005       2006     THEREAFTER
                                         -----      ----------   --------   --------   --------   --------   ----------
Mortgage-backed/asset-backed debt...   $1,833,442   $1,801,142(1) $ 32,300   $          $          $          $
Long-term debt......................      225,000      100,000    125,000
Revolving Credit Facility...........       70,000       70,000
Other Debt..........................       13,500       13,500
Operating Leases....................       55,375       14,684     10,781     6,463      5,024      6,304      12,119
Unconditional purchase
  obligations.......................       39,973       36,151        944       695        611        611         961
                                       ----------   ----------   --------    ------     ------     ------     -------
Total contractual cash
  obligations.......................   $2,237,290   $2,035,477   $169,025    $7,158     $5,635     $6,915     $13,080
                                       ==========   ==========   ========    ======     ======     ======     =======

--------------------------

(1) The Trust II Asset-Backed Notes mature in 2003 and have regular scheduled principal payments and are therefore scheduled during 2002 and 2003. The remaining Asset-Backed Notes have payment terms that are dependent on and made solely from collections on instalment notes receivable. The balance of these notes have been included in 2002, but actual payments will be made over the remaining lives of the instalment notes receivable, which have final maturity dates ranging from 2027 to 2036.

    Other commercial commitments:

                                                                  AMOUNTS OF COMMITMENT EXPIRATION PER
                                                                          YEAR (IN THOUSANDS)
                                                     TOTAL     ------------------------------------------
                                                    AMOUNTS    LESS THAN     1--3       4-5       OVER 5
                                                   COMMITTED    1 YEAR      YEARS      YEARS      YEARS
                                                   ---------   ---------   --------   --------   --------
Lines of Credit(1)...............................  $350,000      $         $350,000     $          $
                                                   --------      ----      --------     ----       ----
Total commercial commitments.....................  $350,000      $ --      $350,000     $ --       $ --
                                                   ========      ====      ========     ====       ====

------------------------

(1) Includes a sub-facility for standby and commercial letters of credit in the amount of $75,000.

MARKET RISK

    The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk on the instalment notes receivable portfolio and (ii) interest rate risk on short- and long-term borrowings. In the past, the Company has periodically used derivative financial instruments to manage interest rate risk. At December 31, 2001 there were no such instruments outstanding.

    As shown in Note 17 of "Notes to Consolidated Financial Statements," the Company's fixed-rate installment notes receivable portfolio had an estimated fair value as of December 31, 2001 of approximately $2.0 billion. Similarly, the Company's fixed-rate mortgage-backed/asset backed notes have an estimated fair value as of December 31, 2001 of approximately $1.8 billion. Changes in interest rates are substantially offset by the fixed rate nature of these assets and liabilities. A 1% increase in interest rates would result in approximately a $8.1 million decrease in the net difference in value between the instalment notes receivable portfolio and the mortgage-backed notes. All of the Company's other borrowings are at variable interest rates.

    In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and anticipated purchases and sales of natural gas. The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. There were no such instruments outstanding at December 31, 2000. During 2001, the Company hedged approximately 44% of its natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As the result of declines in natural gas prices during the year, these swap contracts resulted in net payments to the Company of approximately $8.1 million that were recognized and included in net sales in the statement of operations. As of December 31, 2001, all of these contracts had expired.

    As of December 31, 2001 swap contracts to hedge anticipated purchases in 2002 of natural gas totaling 590,500 mmbtu were outstanding at prices ranging from $2.36 to $3.45 per mmbtu. At December 31, 2001 the net loss from these hedging instruments, which was insignificant, was recorded in other liabilities and accumulated other comprehensive income (loss).

    The Company is also subject to a limited amount of foreign currency risk, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

    On June 30, 2001, the Financial Accounting Standards Board finalized
FAS 141, "Business Combinations", and FAS 142, "Goodwill and other Tangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. As of December 31, 2001, the Company had $416.2 million of goodwill, net of accumulated amortization of $592.9 million. The Company has adopted FAS 142 effective January 1, 2002 and, accordingly, will no longer recognize approximately $29.0 million of annual goodwill amortization expense. However, the Company is continuing the process of analyzing the effect of applying this new standard, particularly, the initial assessment of goodwill for potential impairment. The Company expects to complete its initial assessment in the second quarter of 2002.

    In June 2001, the Financial Accounting Standards Board issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity's fiscal year. The Company is in the process of analyzing any potential effect of applying this new standard.

    In August 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for Impairment or Disposal of Long-Loved Assets". This Statement supersedes FAS 121, "Accounting for the Impairment of Long-Loved Assets and for Long-lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment." This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of FAS 144, effective
January 1, 2002, is not expected to have a material effect on the Company's financial condition or results of operations.

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

                    UNAUDITED INTERIM FINANCIAL INFORMATION:
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
FISCAL YEAR 2001                                   MARCH 31   JUNE 30    SEPTEMBER 29   DECEMBER 31
----------------                                   --------   --------   ------------   -----------
Net sales and revenues...........................  $464,438   $517,688     $495,449      $444,367
Gross profit.....................................    79,955     87,653       83,440        82,671
Net income.......................................     5,427     14,331       11,193        12,299
Diluted income per share.........................       .12        .32          .25           .26

                                                                      TRANSITION PERIOD
                                                            --------------------------------------
                                                            THREE MONTHS ENDED   FOUR MONTHS ENDED
                                                             AUGUST 31, 2000     DECEMBER 31, 2000
                                                            ------------------   -----------------
Net sales and revenues....................................       $514,347             $673,568
Gross Profit..............................................         81,235              115,471
Net income (loss).........................................           (599)               3,785
Diluted income (loss) per share...........................           (.01)                 .08

                                                                   QUARTER ENDED
                                                  ------------------------------------------------
FISCAL YEAR 2000                                  AUGUST 31   NOVEMBER 30   FEBRUARY 29    MAY 31
----------------                                  ---------   -----------   -----------   --------
Net sales and revenues..........................  $457,322     $486,921       $449,590    $511,075
Gross profit....................................    87,023       84,565         79,140      78,369
Net income (loss)...............................     9,722        7,501          2,158    (130,384)
Diluted earnings (loss) per share...............       .19          .15            .04       (2.67)

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
FISCAL YEAR 1999                                   AUGUST 31   NOVEMBER 30   FEBRUARY 28    MAY 31
----------------                                   ---------   -----------   -----------   --------
Net sales and revenues...........................  $486,252     $513,080       $414,419    $486,356
Gross Profit.....................................    73,739       83,692         65,797      98,241
Net income (loss)................................     3,423       17,255        (12,900)     14,444
Diluted earnings (loss) per share................       .06          .34           (.25)        .28

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

    (b) Reports of Form 8-K--none.

    (c) Exhibits--See Index to Exhibits on page E-1 through E-3.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WALTER INDUSTRIES, INC.

March 14, 2002                                     /s/ WILLIAM F. OHRT
                                                   --------------------------------
                                                   William F. Ohrt,
                                                   Executive Vice President and
                                                   Principal Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2002                                     /s/ DON DEFOSSET *
                                                   --------------------------------
                                                   Don DeFosset, Chairman, President
                                                   and Chief Executive Officer

March 14, 2002                                     /s/ ROBERT F. AMTER *
                                                   --------------------------------
                                                   Robert F. Amter, Director

March 14, 2002                                     /s/ DONALD N. BOYCE *
                                                   --------------------------------
                                                   Donald N. Boyce, Director

March 14, 2002                                     /s/ HOWARD L. CLARK, JR. *
                                                   --------------------------------
                                                   Howard L. Clark, Jr., Director

March 14, 2002                                     /s/ PERRY GOLKIN *
                                                   --------------------------------
                                                   Perry Golkin, Director

March 14, 2002                                     /s/ JAMES L. JOHNSON *
                                                   --------------------------------
                                                   James L. Johnson, Director

March 14, 2002                                     /s/ SCOTT C. NUTTALL *
                                                   --------------------------------
                                                   Scott C. Nuttall, Director

March 14, 2002                                     /s/ WAYNE W. ROBINSON *
                                                   --------------------------------
                                                   Wayne W. Robinson, Director

March 14, 2002                                     /s/ NEIL A. SPRINGER *
                                                   --------------------------------
                                                   Neil A. Springer, Director

March 14, 2002                                     /s/ MICHAEL T. TOKARZ *
                                                   --------------------------------
                                                   Michael T. Tokarz, Director

March 14, 2002                                     /s/ WILLIAM F. OHRT
                                                   --------------------------------
                                                   William F. Ohrt, Executive
                                                   Vice President and Principal
                                                   Financial Officer

March 14, 2002                                     /s/ CHARLES E. CAUTHEN
                                                   --------------------------------
                                                   Charles E. Cauthen, Senior Vice
                                                   President, Controller and
                                                   Principal Accounting Officer

                                                       *By:  /s/ CHARLES E. CAUTHEN
                                                             ----------------------------------------
                                                             Charles E. Cauthen
                                                             Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

  Report of Independent Certified Public Accountants........  F-2

  Consolidated Balance Sheets--December 31, 2001, December
    31, 2000 and May 31, 2000...............................  F-3

  Consolidated Statements of Operations for the Year Ended
    December 31, 2001, the Seven Months Ended December 31,
    2000 and the Two Years Ended May 31, 2000...............  F-4

  Consolidated Statements of Changes in Stockholders' Equity
    for the Year Ended December 31, 2001, the Seven Months
    Ended December 31, 2000 and the Two Years Ended May 31,
    2000....................................................  F-5

  Consolidated Statements of Cash Flows for the Year Ended
    December 31, 2001, the Seven Months Ended December 31,
    2000 and the Two Years Ended May 31, 2000...............  F-6

  Notes to Consolidated Financial Statements................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Walter Industries, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at December 31, 2001, December 31, 2000, and May 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the seven months ended December 31, 2000, and each of the two years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
February 1, 2002

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   DECEMBER 31, 2001   DECEMBER 31, 2000   MAY 31, 2000
                                                   -----------------   -----------------   ------------
                                                ASSETS

Cash and cash equivalents........................     $   11,536          $   11,513        $   27,281
Short-term investments, restricted...............        126,751             100,901           141,526
Marketable securities............................          1,499               1,980             1,524
Instalment notes receivable, net.................      1,689,773           1,686,277         1,667,175
Receivables, net.................................        223,630             239,620           249,363
Inventories......................................        252,781             261,441           311,377
Prepaid expenses.................................          8,778              13,079             8,902
Property, plant and equipment, net...............        476,686             480,361           474,189
Assets held for sale.............................         12,622                  --                --
Investments......................................         13,116              13,226            12,814
Unamortized debt expense.........................         39,918              42,432            45,279
Other long-term assets, net......................         44,550              37,129            35,181
Goodwill, net....................................        416,239             452,234           473,723
                                                      ----------          ----------        ----------
                                                      $3,317,879          $3,340,193        $3,448,334
                                                      ==========          ==========        ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.................................     $  132,975          $  171,949        $  175,674
Accrued expenses.................................        130,471             118,644           124,942
Income taxes payable.............................         68,536              61,027            59,829
Debt
  Mortgage-backed/asset-backed notes.............      1,833,442           1,769,833         1,783,712
  Other senior debt..............................        308,500             411,500           495,400
Accrued interest.................................         30,512              28,231            23,481
Deferred income taxes............................         33,656              11,976            10,726
Accumulated postretirement benefits obligation...        296,178             286,903           281,773
Other long-term liabilities......................         42,958              54,679            56,170

Commitments and Contingencies (Note 16)

Stockholders' equity
  Common stock, $.01 par value per share:
    Authorized--200,000,000 shares
    Issued--55,379,270; 55,355,184 and 55,315,184
      shares.....................................            554                 554               553
  Capital in excess of par value.................      1,157,202           1,162,767         1,165,131
  Accumulated deficit............................       (577,438)           (620,688)         (623,874)
  Treasury stock--11,103,292; 9,296,592; and
    8,033,567 shares, at cost....................       (134,565)           (116,113)         (104,032)
  Accumulated other comprehensive loss...........         (5,102)             (1,069)           (1,151)
                                                      ----------          ----------        ----------
Total stockholders' equity.......................        440,651             425,451          436, 627
                                                      ----------          ----------        ----------
                                                      $3,317,879          $3,340,193        $3,448,334
                                                      ==========          ==========        ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             FOR THE          FOR THE SEVEN     FOR THE YEARS ENDED MAY 31,
                                           YEAR ENDED         MONTHS ENDED      ---------------------------
                                        DECEMBER 31, 2001   DECEMBER 31, 2000       2000           1999
                                        -----------------   -----------------   ------------   ------------
Sales and revenues:
  Net sales...........................     $1,664,019          $1,050,353        $1,661,947     $1,644,478
  Time charges........................        216,186             122,316           216,545        230,871
  Miscellaneous.......................         29,540              15,246            26,416         24,758
  Excise tax refund claim.............         12,197                  --                --             --
                                           ----------          ----------        ----------     ----------
                                            1,921,942           1,187,915         1,904,908      1,900,107
                                           ----------          ----------        ----------     ----------
Cost and expenses:
  Cost of sales.......................      1,331,300             853,647         1,325,003      1,315,874
  Depreciation........................         61,372              38,446            79,607         85,263
  Selling, general and
    administrative....................        193,118             112,239           212,771        177,177
  Provision for losses on instalment
    notes.............................         11,026               5,310            10,660          9,613
  Postretirement benefits.............         19,348              12,608            21,834         22,273
  Interest and amortization of debt
    expense...........................        171,624             112,211           186,635        185,100
  Amortization of goodwill and other
    intangibles.......................         36,981              21,772            37,664         41,372
  Restructuring and impairment
    charges...........................          6,912              23,016           164,366         27,485
  Loss due to mining accident.........         10,834                  --                --             --
  Loss on sale of subsidiary..........             --                  --                --          4,907
                                           ----------          ----------        ----------     ----------
                                            1,842,515           1,179,249         2,038,540      1,869,064
                                           ----------          ----------        ----------     ----------
Income (loss) before income tax
  expense.............................         79,427               8,666          (133,632)        31,043
Income tax benefit (expense)..........        (36,177)             (5,480)           22,629         (8,819)
                                           ----------          ----------        ----------     ----------
Net income (loss).....................     $   43,250          $    3,186        $ (111,003)    $   22,224
                                           ==========          ==========        ==========     ==========
Net income (loss) per share:
  Basic...............................     $      .96          $      .07        $    (2.28)    $      .43
                                           ==========          ==========        ==========     ==========
  Diluted.............................     $      .95          $      .07        $    (2.28)    $      .43
                                           ==========          ==========        ==========     ==========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                              ACCUMULATED
                                                                                 OTHER
                                             COMPREHENSIVE    ACCUMULATED    COMPREHENSIVE      COMMON     CAPITAL IN   TREASURY
                                   TOTAL     INCOME (LOSS)      DEFICIT      INCOME (LOSS)      STOCK        EXCESS       STOCK
                                  --------   --------------   ------------   --------------   ----------   ----------   ---------
Balance at May 31, 1998.........  $608,495                     $(535,095)       $(4,174)      $      553   $1,169,052   $ (21,841)
Comprehensive income:
  Net income....................    22,224     $  22,224          22,224
  Other comprehensive income,
    net of tax:
    Net unrealized losses in
      marketable securities.....       (66)          (66)                           (66)
    Foreign currency translation
      adjustment................      (289)         (289)                          (289)
    Excess of additional pension
      liability.................    (1,499)       (1,499)                        (1,499)
                                               ---------
Comprehensive income............               $  20,370
                                               =========
Stock issued from option
  exercises.....................       325                                                                        325
Purchases of treasury stock.....   (50,237)                                                                               (50,237)
                                  --------                     ---------        -------       ----------   ----------   ---------
Balance at May 31, 1999.........   578,953                      (512,871)        (6,028)             553    1,169,377     (72,078)
Comprehensive loss:
  Net loss......................  (111,003)    $(111,003)       (111,003)
  Other comprehensive income,
    net of tax:
    Net unrealized gains in
      marketable securities.....        10            10                             10
    Foreign currency translation
      adjustment................      (754)         (754)                          (754)
    Reduction in additional
      pension liability.........     5,621         5,621                          5,621
                                               ---------
Comprehensive loss..............               $(106,126)
                                               =========
Stock issued from option
  exercises.....................       115                                                                        115
Dividends paid, $.03 per
  share.........................    (4,361)                                                                    (4,361)
Purchases of treasury stock, net
  of reissuances................   (31,954)                                                                               (31,954)
                                  --------                     ---------        -------       ----------   ----------   ---------
Balance at May 31, 2000.........   436,627                      (623,874)        (1,151)             553    1,165,131    (104,032)
Comprehensive income:
  Net income....................     3,186     $   3,186           3,186
  Other comprehensive income,
    net of tax:
    Net unrealized gains in
      marketable securities.....        56            56                             56
    Foreign currency translation
      adjustment................        26            26                             26
                                               ---------
Comprehensive income............               $   3,268
                                               =========
Stock issued from option
  exercises.....................       426                                                             1          425
Dividends paid, $.03 per
  share.........................    (2,789)                                                                    (2,789)
Purchases of treasury stock.....   (12,081)                                                                               (12,081)
                                  --------                     ---------        -------       ----------   ----------   ---------
Balance at December 31, 2000....   425,451                      (620,688)        (1,069)             554    1,162,767    (116,113)
Comprehensive income:
  Net income....................    43,250     $  43,250          43,250
  Other comprehensive income,
    net of tax:
    Foreign currency translation
      adjustment................      (101)         (101)                          (101)
    Reduction in additional
      pension liability.........    (3,845)       (3,845)                        (3,845)
    Net unrealized loss on
      hedge.....................       (87)          (87)                           (87)
                                               ---------
Comprehensive income............               $  39,217
                                               =========
Stock issued from option
  exercises.....................       289                                                                        289
Purchases of treasury stock.....   (18,452)                                                                               (18,452)
Dividends paid, $.03 and $.04
  per share.....................    (5,854)                                                                    (5,854)
                                  --------                     ---------        -------       ----------   ----------   ---------
Balance at December 31, 2001....  $440,651                     $(577,438)       $(5,102)      $      554   $1,157,202   $(134,565)
                                  ========                     =========        =======       ==========   ==========   =========

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                     FOR THE YEARS ENDED
                                                                FOR THE          FOR THE SEVEN             MAY 31,
                                                              YEAR ENDED         MONTHS ENDED      -----------------------
                                                           DECEMBER 31, 2001   DECEMBER 31, 2000      2000         1999
                                                           -----------------   -----------------   -----------   ---------
OPERATING ACTIVITIES
  Net income (loss)......................................     $    43,250          $   3,186       $  (111,003)  $  22,224
  Charges to income (loss) not affecting cash:
    Depreciation.........................................          61,372             38,446            79,607      85,263
    Provision for deferred income taxes..................          21,680              1,250           (46,419)     (7,258)
    Accumulated postretirement benefits obligation.......           9,275              5,130            11,364      12,238
    Provision for other long-term liabilities............         (15,566)            (1,491)              529        (277)
    Amortization of goodwill and other intangibles.......          36,981             21,772            37,664      41,372
    Amortization of debt expense.........................           5,328              3,642             7,705       6,290
    Restructuring and impairment charges(a)..............           6,912             23,016           164,366      27,485
    Loss on sale of subsidiary...........................              --                 --                --       4,907
                                                              -----------          ---------       -----------   ---------
  Decrease (increase) in assets, net of effects from
    acquisitions and dispositions:.......................         169,232             94,951           143,813     192,244
    Short-term investments, restricted...................         (25,850)            40,625             7,623      98,314
    Marketable securities................................             481               (400)            3,290      34,195
    Instalment notes receivable, net(b)..................          (3,496)           (19,102)          (13,046)     47,852
    Receivables, net.....................................          15,990              9,743           (12,494)    (10,866)
    Inventories..........................................           8,660             49,936           (11,488)     (1,046)
    Prepaid expenses.....................................           4,301             (4,177)           10,424      (7,771)
  Increase (decrease) in liabilities, net of effects from
    acquisitions:
    Accounts payable.....................................         (38,974)            (3,725)           16,249     (13,660)
    Accrued expenses(a)..................................           9,215            (29,314)           (8,723)    (10,980)
    Income taxes payable.................................           7,509              1,198             6,797      (7,585)
    Accrued interest.....................................           2,281              4,750            (2,189)     (1,477)
                                                              -----------          ---------       -----------   ---------
      Cash flows from operating activities...............         149,349            144,485           140,256     319,220
                                                              -----------          ---------       -----------   ---------
INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of
      retirements and effects from acquisitions and
      dispositions.......................................         (74,619)           (44,618)          (79,923)    (81,977)
    Decrease (increase) in investments and other assets,
      net of effects from acquisitions and
      dispositions.......................................          (8,297)            (2,643)             (339)     (3,071)
    Acquisitions, net of cash acquired...................              --                 --                --     (18,953)
    Proceeds from sale of subsidiary.....................              --                 --                --      14,878
                                                              -----------          ---------       -----------   ---------
      Cash flows used in investing activities............         (82,916)           (47,261)          (80,262)    (89,123)
                                                              -----------          ---------       -----------   ---------
FINANCING ACTIVITIES
    Issuance of debt.....................................       1,126,328            419,900         1,100,464     658,859
    Retirement of debt...................................      (1,165,719)          (517,679)       (1,134,703)   (826,925)
    Additions to unamortized debt expense................          (2,814)              (795)           (2,361)    (25,698)
    Purchases of treasury stock, net of reissuances......         (18,452)           (12,081)          (31,954)    (50,237)
    Dividends paid.......................................          (5,854)            (2,789)           (4,361)         --
    Exercise of employee stock options...................             289                426               115         325
    Net unrealized loss on hedge.........................             (87)                --                --          --
                                                              -----------          ---------       -----------   ---------
      Cash flows used in financing activities............         (66,309)          (113,018)          (72,800)   (243,676)
                                                              -----------          ---------       -----------   ---------
EFFECT OF EXCHANGE RATE ON CASH..........................            (101)                26              (754)       (289)
                                                              -----------          ---------       -----------   ---------
Net increase (decrease) in cash and cash equivalents.....              23            (15,768)          (13,560)    (13,868)
Cash and cash equivalents at beginning of period.........          11,513             27,281            40,841      54,709
                                                              -----------          ---------       -----------   ---------
Cash and cash equivalents at end of period...............     $    11,536          $  11,513       $    27,281   $  40,841
                                                              ===========          =========       ===========   =========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

------------------------------

(a) The Company recorded restructuring and impairment charges of $6,912, $23,016, $164,366 and $27,485 for the year ended December 31, 2001, the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively. A portion of these charges were non-cash and are reconciled below:

                                                DECEMBER 31, 2001   DECEMBER 31, 2000   MAY 31, 2000   MAY 31, 1999
                                                -----------------   -----------------   ------------   ------------
    Accrued expenses..........................      $  2,497            $ 19,555          $  5,006       $  9,626
    Non-cash..................................         4,415               3,461           159,360         17,859
                                                    --------            --------          --------       --------
    Total restructuring and impairment
      charges.................................      $  6,912            $ 23,016          $164,366       $ 27,485
                                                    ========            ========          ========       ========

(b) Consists of sales and resales, net of repossessions and provision for losses, of $387,089, $61,048, $150,520 and $245,651 and cash collections on account and payouts in advance of maturity of $383,593, $80,150, $163,566 and $197,799 for the year ended December 31, 2001, the seven months ended December 31, 2000 and the years ended May 31, 2000 and 1999, respectively.

SUPPLEMENTAL DISCLOSURES:
    Interest paid.............................      $164,207            $104,072          $181,564       $181,073
    Income taxes paid.........................      $  6,496            $  2,684          $ 16,607       $ 10,211

         See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Walter Industries, Inc. ("the Company") is a diversified company which operates in five reportable segments: Homebuilding, Financing, Industrial Products, Carbon and Metals, and Natural Resources (See Note 18). Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, aluminum foil and sheet products, furnace and foundry coke, chemicals and slag fiber, alloys and metals, petroleum coke distribution, refinery outsourcing services and coal and methane gas production and distribution.

    The Company was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed.

    On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Proceedings") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan.

NOTE 2--BUSINESS ACQUISITIONS AND DIVESTITURES

    Effective September 23, 1998, Jim Walter Homes, Inc. ("Jim Walter Homes"), the Company's homebuilding subsidiary, acquired Texas-based homebuilder Dream Homes, Inc. On February 26, 1999, Jim Walter Homes acquired Crestline
Homes, Inc., a modular homebuilder, located in Laurinburg, North Carolina. These acquisitions did not materially affect the operating results of the Company.

    On October 1, 1998, the Company sold assets of the window balance operations of JW Window Components, Inc. ("JWWC"). On November 23, 1998, the Company sold the outstanding capital stock of JWWC, comprised of the roll form and screen products operations, completing the Company's divestiture of JWWC. The Company recorded a pre-tax loss of $4.9 million and a tax benefit of $9.8 million on the sale of JWWC. This divestiture did not materially affect the operating results of the Company.

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

FOREIGN CURRENCY TRANSLATION

    For the foreign subsidiaries included in the Carbon and Metals segment that prepare financial statements in currencies other than the U.S. dollar, the Company translates revenues and expenses at

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) average rates prevailing during the year and assets and liabilities at year end exchange rates. Translation adjustments are reported as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, instalment notes receivable, trade receivables and derivative-related receivables.

    The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2001, 24%, 14%, 9%, and 9% (23%, 13%, 9% and 9% at
December 31, 2000 and 23%, 13%, 9% and 9% May 31, 2000) are secured by homes located in the states of Texas, Mississippi, Alabama and Florida, respectively. The Company believes the potential for incurring material losses related to these credit risks is remote. Derivatives are entered into only with what management considers to be highly credit-worthy counterparties.

REVENUE RECOGNITION

    Revenue is recognized when products are shipped or services are provided to customers for all segments except Homebuilding and Financing. Revenue from the sale of a home is included in income upon completion of construction and legal transfer to the customer. Time charges are recognized using the interest method. Instalment notes are placed on non-accrual status when any portion of the principal or time charges is ninety days past due. When placed on non-accrual status, the related time charges receivable is reversed against time charges of the current period. Instalment notes are removed from non-accrual status when principal and time charges become current. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which further clarified certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The Company has analyzed its policies and complies with SAB 101.

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

REPOSSESSED PROPERTY

    Gains on sales of repossessed land and homes are recorded into income under the instalment method based on the buyer's equity in the property. Deferred gains are recorded into income on a

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) pro-rata basis based on the buyer's equity in the property. Once the buyer has 5% equity, the remaining deferred gain is immediately recorded into income.

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

MARKETABLE SECURITIES

    Investments with original maturities greater than three months are classified as marketable securities. The Company's marketable securities are classified as available for sale and are carried at estimated fair values which approximate cost. Unrealized gains and losses are reflected in stockholders' equity, net of tax.

INVENTORIES

    Inventories are valued at the lower of cost or market using either the first-in, first-out ("FIFO") or average cost method of accounting.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. See Note 4.

INVESTMENTS

    The Company consolidates all majority owned and controlled subsidiaries, applies the equity method of accounting for investments of between 20% and 50%, and accounts for investments below the 20% level under the cost method.

GOODWILL

    Goodwill acquired in connection with the acquisition of Original Jim Walter has been amortized over periods ranging up to 20 years. Goodwill acquired in connection with the acquisition of AIMCOR has been amortized over 35 years. Goodwill acquired in connection with all other acquisitions has been amortized over 15 years. At December 31, 2001, December 31, 2000 and May 31, 2000, the accumulated amortization of goodwill was $592.9 million, $556.4 million and $534.8 million, respectively. The Company evaluates goodwill for possible impairment by reviewing current and estimated undiscounted cash flows whenever significant events or changes occur indicating the asset may not be recoverable. If impairment is recognized, the Company determines the amount of impairment based on estimated discounted cash flows.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill And Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted these pronouncements as of January 1, 2002. Accordingly, as of such date, the Company no longer amortizes goodwill. As permitted under the Statements, the Company has until June 30, 2002 to make an initial assessment of goodwill and other intangibles for potential impairment. The Company is still in the process of analyzing any potential effect on impairment of applying this new standard.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Assets (primarily mine development costs) extending for the full life of a coal mine are depreciated on the unit of production basis. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense are 3 to 20 years for machinery and equipment, 3 to 50 years for land improvements and buildings, and mine life for mine development costs. Depletion of minerals is provided based on estimated recoverable quantities. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition.

    Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are amortized over the estimated useful life of the system or software beginning when site installations or module development is complete and ready for its intended use.

ENVIRONMENTAL EXPENDITURES

    The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. For the year ended December 31, 2001, the transition period ended December 31, 2000, and for fiscal years ended May 31, 2000 and 1999, these costs were approximately $7.8 million, $3.9 million, $7.8 million and $6.1 million, respectively.

NET INCOME (LOSS) PER SHARE

    The Company calculates basic net income (loss) per share based on the weighted average common shares outstanding during each period and diluted net income (loss) per share based on weighted average and dilutive common equivalent shares outstanding during each period.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' amounts to conform with the current period presentation.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CHANGE IN YEAR-END

    In November 2000, the Company changed its fiscal year-end from May 31 to December 31. The change in year-end resulted in a short fiscal year covering the seven month transition period from June 1, 2000 to December 31, 2000. References to fiscal 2001, the transition period, fiscal 2000 and fiscal 1999 throughout these consolidated financial statements are for the year ended December 31, 2001, the seven months ended December 31, 2000 and the years ended May 31, 2000 and 1999, respectively.

COMPARABLE TRANSITION PERIOD FINANCIAL DATA

    In connection with the Company's change in fiscal year, presented below is financial data for comparable prior periods (amounts in thousands, except per share amounts):

                                                        TWELVE MONTHS       SEVEN MONTHS
                                                            ENDED               ENDED
                                                      DECEMBER 31, 2000   DECEMBER 31, 1999
                                                      -----------------   -----------------
Net sales and revenues..............................     $2,004,723          $1,089,805
Cost of sales.......................................      1,427,278             753,350
Depreciation........................................         70,600              45,477
Selling, general and administrative.................        216,436             110,809
Provision for losses on instalment notes............          9,756               5,685
Postretirement benefits.............................         21,712              12,730
Amortization of goodwill and other intangibles......         36,918              22,518
Interest and amortization of debt expense...........        190,744             108,102
Restructuring and impairment charges................        190,882              (3,500)
                                                         ----------          ----------
Income (loss) before income tax expense.............       (159,603)             34,634
Income tax (expense) benefit........................         35,121             (17,970)
                                                         ----------          ----------
Net income (loss)...................................     $ (124,482)         $   16,664
                                                         ==========          ==========
Basic and diluted net income (loss) per share.......     $    (2.66)         $     (.36)
                                                         ==========          ==========

NOTE 4--RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

    In February 1999, a decision was made to shut down the Company's Blue Creek Mine No. 3 resulting in a restructuring and asset impairment charge of $27.5 million. In fiscal 2000, the Company reversed $7.3 million of these restructuring expenses primarily as a result of a downward revision of the Mine No. 3 reclamation cost estimates and elimination of future royalties.

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

    During the seven months ended December 31, 2000, the Company identified the need to change strategic direction and made several management changes, primarily at the Corporate level. The

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)
Company accepted the resignation of its then Chairman, President and Chief Executive Officer and also had numerous other across-the-board personnel reductions. As of December 31, 2000, all employees identified had been terminated. In connection with these terminations, $11.3 million was charged to restructuring expense during the seven months ended December 31, 2000, for severance benefits. During 2001, an additional $0.7 million was recorded as a result of further staff reductions at the corporate level. Amounts paid related to these restructurings through December 31, 2001 were $10.8 million.

    During the seven months ended December 31, 2000, the Company also committed to a plan to restructure the foreign sales operations of AIMCOR and eliminate certain jobs at other AIMCOR facilities. The restructuring plan for the foreign sales operations primarily involved the elimination of AIMCOR's Luxembourg sales office in order to transfer the Luxembourg sales responsibilities to the United Kingdom office, which had additional capacity to perform those sales office functions.

    As a result of the foreign sales operations restructuring, all employees in the Luxembourg office were terminated and the office closed. No additional personnel or overhead costs were incurred at the United Kingdom office as a result of the Luxembourg closure. Approximately 30 other positions were eliminated in the course of the AIMCOR restructuring. During 2001, an additional $1.0 million was recorded as a result of further restructuring that resulted in approximately 30 employees being terminated in the U.K., Mexico and domestic Carbon and Metals divisions. Total severance payments related to the foreign sales operations and other AIMCOR facilities were estimated to be $6.3 million, of which $5.4 million had been paid as of December 31, 2001. Other costs related to the AIMCOR restructurings which include legal fees, lease commitments and other costs were $0.9 million, of which $0.6 million had been paid at December 31, 2001.

    During the seven months ended December 31, 2000, the Company announced the closure of a slag fiber manufacturing facility in Alexandria, Indiana. In connection with the closure, $5.5 million was charged to restructuring expense, of which $3.5 million related to asset impairments. Additionally, during the year ended December 31, 2001, the Company announced the shutdown of certain chemical operations at its Sloss subsidiary. In connection with the shutdown, $5.5 million was charged to restructuring expense, of which $4.4 million related to asset impairments. Other amounts paid related to these restructurings through December 31, 2001 was $0.1 million.

    A summary of impairment and restructuring charges included the following (in thousands):

                                         FOR THE YEAR        FOR THE SEVEN     FOR THE YEAR   FOR THE YEAR
                                             ENDED           MONTHS ENDED         ENDED          ENDED
                                       DECEMBER 31, 2000   DECEMBER 31, 2000   MAY 31, 2000   MAY 31, 1999
                                       -----------------   -----------------   ------------   ------------
Impairment of long-lived coal mining
  assets.............................       $   --              $    --          $166,660       $ 30,097
Restructuring charges:
  Severance and payroll related......        2,497               16,915             5,006          9,626
  Other charges (credits)............        4,415                6,101            (7,300)        13,299
  Curtailment of postretirement
    benefits.........................           --                   --                --        (25,537)
                                            ------              -------          --------       --------
                                            $6,912              $23,016          $164,366       $ 27,485
                                            ======              =======          ========       ========

    At December 31, 2001, approximately $9.9 million of restructuring charges remain accrued and unpaid.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)
    In September 2001, an explosion and fire occurred at one of the Company's mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. Included in the statement of operations is a $10.8 million charge related to this accident. This charge includes losses, costs and expenses associated with the accident and the idling of the mine that are not expected to be covered by insurance. Amounts expected to be recovered from property and casualty and business interruption insurance have been recorded in the statement of operations. Approximately $13.8 million of insurance receivables were included in the consolidated balance sheet at December 31, 2001. Approximately $2.9 million of insurance proceeds had already been recovered as of December 31, 2001.

NOTE 5--RESTRICTED SHORT-TERM INVESTMENTS

    Restricted short-term investments at December 31, 2001 and 2000, and May 31, 2000 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, V, VI, VII, VIII, IX and X (the "Trusts") ($102.5 million, $94.1 million and $89.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) certain funds held by Trust II that are in excess of the amount required to be paid for expenses, principal and interest on the Trust II Mortgage-Backed Notes, but which are subject to retention ($36.8 million at May 31, 2000, with no retention at December 31, 2001 or December 31, 2000) and (iii) miscellaneous other segregated accounts restricted to specific uses ($24.3 million, $6.8 million and $15.7 million at December 31, 2001, December 31, 2000 and May 31, 2000, respectively).

NOTE 6--RECEIVABLES

    Receivables are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------   MAY 31,
                                                                2001       2000       2000
                                                              --------   --------   --------
Trade receivables...........................................  $189,791   $225,266   $235,225
  Less: Allowance for losses................................    (4,129)    (8,222)    (7,953)
                                                              --------   --------   --------
  Trade receivables, net....................................   185,662    217,044    227,272
                                                              --------   --------   --------
Other receivables...........................................    41,669     25,729     26,427
  Less: Allowance for losses................................    (3,701)    (3,153)    (4,336)
                                                              --------   --------   --------
  Other receivables, net....................................    37,968     22,576     22,091
                                                              --------   --------   --------
Total receivables, net......................................  $223,630   $239,620   $249,363
                                                              ========   ========   ========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INSTALMENT NOTES RECEIVABLE

    Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments, over periods of 12 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment notes ranging from 7.95% to 11.25% annual percentage rate, without points or closing costs. Origination costs are deferred and amortized over the average life of the note portfolio. The aggregate amount of instalment notes receivable having at least one payment 90 or more days delinquent was 4.21%, 4.39%, and 3.52% of total instalment notes receivable at December 31, 2001 and 2000, and May 31, 2000, respectively. The Company's recognizes time charge income using the interest method.

    The instalment notes receivable is summarized as follows (in thousands):

                                                DECEMBER 31,
                                           -----------------------    MAY 31,
                                              2001         2000         2000
                                           ----------   ----------   ----------
Instalment Notes Receivable..............  $1,700,773   $1,696,577   $1,677,875
Less: Allowance for losses...............     (11,000)     (10,300)     (10,700)
                                           ----------   ----------   ----------
Net......................................  $1,689,773   $1,686,277   $1,667,175
                                           ==========   ==========   ==========

    Activity in the allowance for losses is summarized as follows (in millions):

                                                     DECEMBER 31,
                                                  -------------------   MAY 31,
                                                    2001       2000       2000
                                                  --------   --------   --------
Balance at beginning of year....................  $ 10,300   $10,700    $ 9,600
Provisions charged to income....................    11,026     5,310     10,660
Charge-offs, net of recoveries..................   (10,326)   (5,710)    (9,560)
                                                  --------   -------    -------
Balance at end of year..........................  $ 11,000   $10,300    $10,700
                                                  ========   =======    =======

    Charge-offs on instalment notes occur when management believes it will be unable to collect all amounts contractually due and begins the foreclosure process. The charge-off is measured based upon the excess of the recorded investment amount over the fair value of the collateral as reduced by selling costs. Recoveries on charge-offs are immaterial to aggregate charge-offs.

    Mid-State Homes, Inc. ("Mid-State") purchases and services instalment notes from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates. Mid-State Trust II ("Trust II"), Mid-State Trust IV ("Trust IV"), Mid-State Trust VI ("Trust VI"), Mid-State Trust VII ("Trust VII"), Mid-State Trust VIII ("Trust VIII") and Mid-State Trust X ("Trust X") are business trusts organized by Mid-State, which owns all of the beneficial interest in Trust IV, Trust VI, Trust VII, Trust VIII and Trust X. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from Mid-State with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust IV, Trust VI, Trust VII, Trust VIII and Trust X, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--INSTALMENT NOTES RECEIVABLE (CONTINUED)
Trusts II, IV, VI, VII, VIII and X for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. Mid-State Trust III ("Trust III") was a business trust established in 1992. The Trust III Asset Backed Notes were redeemed on April 3, 2000. The remaining instalment notes owned by Trust III were subsequently transferred to Trust VIII on May 3, 2000. Mid-State Trust V ("Trust V") and Mid-State Trust IX ("Trust IX"), business trusts in which Mid-State holds all the beneficial interest, were organized as warehouse facilities to hold instalment notes receivable as collateral for borrowings to provide temporary financing to Mid-State for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates. Trust V was replaced by Trust IX in February 2001.

NOTE 8--INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                   DECEMBER 31,
                                                -------------------   MAY 31,
                                                  2001       2000       2000
                                                --------   --------   --------
Finished goods................................  $155,898   $159,069   $206,313
Goods in process..............................    34,630     46,289     48,973
Raw materials and supplies....................    56,425     49,387     50,918
Houses held for resale........................     5,828      6,696      5,173
                                                --------   --------   --------
  Total inventories...........................  $252,781   $261,441   $311,377
                                                ========   ========   ========

NOTE 9--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows (in thousands):

                                                  DECEMBER 31,
                                             ----------------------    MAY 31,
                                                2001        2000        2000
                                             ----------   ---------   ---------
Land and minerals..........................  $   70,635   $  82,089   $  82,416
Land improvements..........................      12,668      12,088      12,519
Buildings and leasehold improvements.......     150,519     152,463     156,576
Mine development costs.....................       5,770       3,811          --
Machinery and equipment....................     731,593     673,563     660,399
Construction in progress...................      50,371      50,802      26,443
                                             ----------   ---------   ---------
  Gross....................................   1,021,556     974,816     938,353
  Less: Accumulated depreciation...........    (544,870)   (494,455)   (464,164)
                                             ----------   ---------   ---------
  Net......................................  $  476,686   $ 480,361   $ 474,189
                                             ==========   =========   =========

    The Company capitalizes interest on qualifying properties. Interest capitalized for the year ended December 31, 2001, the seven months ended December 31, 2000, and the years ended May 31, 2000 and 1999 was immaterial.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    Assets held for sale at December 31, 2001 consisted of the Company's former headquarters facilities. These facilities are under contract for sale to a buyer with closing expected in 2002. The Company does not expect to recognize a significant gain or loss associated with the sale of this asset.

NOTE 10--INCOME TAXES

    Income tax expense (benefit) consists of the following components (in thousands):

                                  FOR THE YEAR        FOR THE SEVEN MONTHS           FOR THE YEARS ENDED MAY 31,
                               ENDED DECEMBER 31,      ENDED DECEMBER 31,     -----------------------------------------
                                      2001                    2000                   2000                  1999
                               -------------------   ----------------------   -------------------   -------------------
                               CURRENT    DEFERRED   CURRENT       DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED
                               --------   --------   --------      --------   --------   --------   --------   --------
Federal......................  $11,287    $21,528     $2,159        $2,129    $20,811    $(51,462)  $ 3,336     $4,931
State and local..............    2,542        152      1,039          (879)     1,569       5,043    (1,437)       883
Foreign......................      668         --      1,032            --      1,410          --     1,106         --
                               -------    -------     ------        ------    -------    --------   -------     ------
  Total......................  $14,497    $21,680     $4,230        $1,250    $23,790    $(46,419)  $ 3,005     $5,814
                               =======    =======     ======        ======    =======    ========   =======     ======

    The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows:

                                                                      FOR THE SEVEN
                                                         FOR THE         MONTHS           FOR THE YEARS
                                                        YEAR ENDED        ENDED           ENDED MAY 31,
                                                       DECEMBER 31,   DECEMBER 31,    ----------------------
                                                           2001           2000          2000          1999
                                                       ------------   -------------   --------      --------
Statutory tax rate...................................      35.0%           35.0%       (35.0)%        35.0%
Effect of:
  State and local income tax.........................       2.8             1.2           .6          (1.2)
  Amortization of goodwill...........................      12.5            47.1          7.6          36.5
  Nonconventional fuel credit........................      (2.5)          (14.7)        (1.2)           --
  Leveraged buyout costs.............................        --              --          7.5            --
  Depletion..........................................      (1.4)           (2.1)         (.2)        (13.7)
  Capital loss on sale of subsidiary.................        --              --           --         (26.0)
  Valuation allowance................................        --              --          5.4            --
  State--net operating loss..........................        --              --         (1.4)           --
  Other, net.........................................       (.9)           (3.3)         (.2)         (2.2)
                                                           ----           -----        -----         -----
Effective tax rate...................................      45.5%           63.2%       (16.9)%        28.4%
                                                           ====           =====        =====         =====

    During the fiscal year ended May 31, 2000, the Bankruptcy Court ruled against the Company as to the deductibility of certain costs associated with the leveraged buyout in fiscal years 1987 and 1988 and the Company recorded additional income taxes related to this item in fiscal 2000.

    The Company's minimum tax credit carryforward at December 31, 2001 approximates $5.9 million. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of credit carryforwards that may be utilized.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------    MAY 31,
                                                                2001        2000        2000
                                                              ---------   ---------   ---------
Bad debts...................................................  $ (11,676)  $ (12,821)  $ (11,939)
Time charge income..........................................    120,788     123,794     123,696
Instalment sales method for instalment notes receivable in
  prior years...............................................      7,251       9,694      11,824
Depreciation and amortization...............................     84,587      49,929      41,431
Difference in basis of assets under purchase accounting.....    (10,597)     11,912      15,485
Net operating loss/capital loss/credit carryforwards........     (8,187)    (24,793)    (26,424)
Accrued expenses............................................    (49,022)    (43,695)    (46,461)
Postretirement benefits other than pensions.................   (113,439)   (114,899)   (107,048)
Pensions....................................................      6,700       5,604       2,911
Valuation allowance.........................................      7,251       7,251       7,251
                                                              ---------   ---------   ---------
  Total deferred tax liability..............................  $  33,656   $  11,976   $  10,726
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

    A controversy exists with regard to federal income taxes allegedly owed by the Company for fiscal years 1980 through 1994. In connection with the bankruptcy proceedings, the Internal Revenue Service (the "IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been and are being litigated in the Bankruptcy Court.

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

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES (CONTINUED)
    The IRS audited the Company's federal income tax returns for fiscal years ended May 31, 1995 and 1996 and issued a notice of proposed deficiency in December 2001. The Company and the IRS reached agreement on most of the issues included in this notice, resulting in a net reduction in taxable income of $7.3 million to the Company, on which a partial agreement was executed. The Company filed an appeal with the IRS in January 2002 protesting the remaining unagreed issues in the notice. The remaining protested issues are comprised primarily of disallowances of deductions in 1995 and 1996 of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Proceedings in accordance with the terms of the Consensual Plan (see Note 1). Management believes the IRS position is without merit and that the ultimate outcome of the IRS audit will not have a material adverse impact on the Company's financial position or results of operations.

    The Company believes that its tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient reserves to address any claims, including interest and penalties.

NOTE 11--DEBT

    Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

                                                                DECEMBER 31,
                                                           -----------------------    MAY 31,
                                                              2001         2000         2000
                                                           ----------   ----------   ----------
Mortgage-Backed/Asset Backed Notes:
    Trust II Mortgage-Backed Notes.......................  $   96,900   $  161,500   $  193,800
    Trust IV Asset Backed Notes..........................     477,803      502,174      554,165
    Trust V Variable Funding Loan........................          --      161,000       49,000
    Trust VI Asset Backed Notes..........................     286,131      309,803      320,676
    Trust VII Asset Backed Notes.........................     250,558      272,192      286,006
    Trust VIII Asset Backed Notes........................     330,797      363,164      380,065
    Trust IX Variable Funding Loan.......................          --           --           --
    Trust X Asset Backed Notes...........................     391,253           --           --
                                                           ----------   ----------   ----------
                                                            1,833,442    1,769,833    1,783,712
                                                           ----------   ----------   ----------
Other senior debt:
  Walter Industries, Inc.
    Revolving Credit Facility............................      70,000      110,000      118,700
    Term Loan............................................     225,000      300,000      375,000
    Other................................................      13,500        1,500        1,700
                                                           ----------   ----------   ----------
                                                              308,500      411,500      495,400
                                                           ----------   ----------   ----------
      Total..............................................  $2,141,942   $2,181,333   $2,279,112
                                                           ==========   ==========   ==========

    In conjunction with the closing of the AIMCOR acquisition on October 15, 1997, the Company completed an $800.0 million financing with Bank of America (as successor to NationsBank, National Association) and other lenders. The financing consisted of a six-year, $350.0 million revolving credit facility ("Revolving Credit Facility") and a six-year $450.0 million term loan (the "Term Loan") (collectively, the "Credit Facilities"). Proceeds from the financing were used to (a) finance the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--DEBT (CONTINUED)
acquisition of AIMCOR, (b) pay transaction costs, (c) provide ongoing working capital, and (d) repay outstanding indebtedness under a previous $550.0 million credit facility.

    The Credit Facilities are collateralized by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings Corporation, and its sole subsidiary Mid-State, and Cardem Insurance Company Ltd. Net cash proceeds from (a) asset sales where the aggregate consideration received (on a cumulative basis from October 15, 1997) exceeds $20.0 million and the cumulative amount of proceeds from such sales since the most recent preceding prepayment equals or exceeds $5.0 million, (b) each Permitted Receivables Securitization (as defined in the Credit Facilities) or
(c) the issuance of Consolidated Indebtedness (as defined in the Credit Facilities) permitted thereunder must be applied to permanently reduce the Credit Facilities. There have been no such reductions to date. Interest, at the option of the Company, is at (i) the greater of (a) the prime rate, or (b) the federal funds effective rate plus .50% or (ii) a LIBOR rate plus an Applicable Margin (as defined in the Credit Facilities) of .625% to 2.25% (based upon a leverage ratio pricing grid). At December 31, 2001, December 31, 2000 and
May 31, 2000 the weighted average interest rates were 5.4%, 7.9% and 6.9%, respectively.

    The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. A fee ranging from .20% to .40% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The fee for outstanding letters of credit is priced at the Applicable Margin less .125%. At December 31, 2001, letters of credit in the aggregate face amount of $57.8 million have been issued and $13.5 million was outstanding on the swingline facility. The Revolving Credit Facility is due October 15, 2003.

    Scheduled principal payments on the Term Loan are $100.0 million due October 15, 2002 and $125.0 million due October 15, 2003.

    The Trust II Mortgage-Backed Notes bear interest at the rate of 9.625%. Interest on the notes is payable quarterly on January 1, April 1, July 1 and October 1 (each a "Payment Date"). On each Payment Date, regular scheduled principal payments will be made until maturity on April 1, 2003 and are subject to special principal payments in the event prepayments of accounts exceed thresholds defined in the agreement and may be subject to optional redemption under specified circumstances. The scheduled principal amount of notes maturing is $64.6 million in 2002, with the final $32.3 million maturing in 2003.

    The Trust IV Asset Backed Notes bear interest at 8.33% and have an estimated final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral and distributions from Trust II, less amounts paid for interest on the notes and Trust IV expenses.

    The Trust V Variable Funding Loan Agreement was a $400.0 million warehouse facility with Enterprise Funding Corporation, an affiliate of Bank of America (as successor to NationsBank) as lender and as Administrative Agent. This facility matured on February 5, 2001. On this date, it was replaced by a similar facility, the Mid-State Trust IX Variable Funding Loan. The terms of this new facility are substantially similar to those of the Trust V Variable Funding Loan. Interest is based on the cost of A-1 and P-1 rated commercial paper plus ..35% and the facility fee on the maximum net investment is .35%. The maturity date of the new facility is February 3, 2003.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11--DEBT (CONTINUED)
    The Trust VI Asset Backed Notes, issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have an estimated final maturity on July 1, 2035. Payments are made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses.

    The Trust VII Asset Backed Notes bear interest at a rate of 6.34% and have an estimated final maturity of December 1, 2036. Payments are made quarterly on March 15, June 15, September 15, and December 15 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VII expenses. Lehman Brothers, Inc., an affiliate of Lehman Brothers
Holdings, Inc., which owned 2.8 million shares of the Company's common stock at December 31, 2001, December 31, 2000 and May 31, 2000 and has a representative who serves on the Company's board of directors, served as an underwriter in connection with the public issuance of the Trust VIII Asset Backed Notes and received underwriting commissions and fees of $.8 million.

    The Trust VIII Asset Backed Notes, issued in May 2000, bear interest at 7.791% payable monthly beginning on May 15, 2000. The notes have an estimated final maturity of March 15, 2027. Lehman Brothers, Inc. served as an underwriter in connection with the public issuance of the Trust VIII Asset Backed Notes and received underwriting commissions and fees of $.4 million.

    The Trust X Asset Backed Notes, issued in November 2001, bears interest at rates ranging from 5.9% to 7.5% and have an estimated final maturity in February 2036. Payments are made monthly based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust X expenses. Lehman Brothers, Inc. served as an underwriter of the Trust X Asset Backed Notes and received commissions and fees of $.3 million in connection with this transaction.

    The Company periodically uses interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. During fiscal 1998, the Company entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt which was anticipated to be issued in the second quarter of fiscal 1999. The lock agreements had a total notional amount of $250.0 million and had a weighted-average interest rate of 5.57%. Approximately $100.0 million notional amount of interest rate lock agreements were held by Lehman
Brothers, Inc. These agreements were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and are being amortized to interest expense over the life of Trust VII Asset Backed Notes. There were no interest rate lock agreements at December 31, 2001, December 31, 2000 or May 31, 2000.

    The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the Credit Facilities) to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with these and other covenants at December 31, 2001.

    The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at December 31, 2001.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS

    The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension (income) expense for the year ended December 31, 2001, the seven months ended
December 31, 2000 and the years ended May 31, 2000 and 1999, was ($1.6) million, $2.1 million, $4.8 million and $3.3 million, respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

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

                                         PENSION BENEFITS                          OTHER BENEFITS
                              --------------------------------------   ---------------------------------------
                              DECEMBER 31,   DECEMBER 31,   MAY 31,    DECEMBER 31,   DECEMBER 31,    MAY 31,
                                  2001           2000         2000         2001           2000         2000
                              ------------   ------------   --------   ------------   ------------   ---------
                                          (IN THOUSANDS)                           (IN THOUSANDS)
Change in benefit
  obligation:
  Benefit obligation at
    beginning of period.....    $286,520       $291,937     $299,702    $ 284,680      $ 237,879     $ 252,899
  Service cost..............       6,499          4,035        7,357        4,910          4,104         7,530
  Interest cost.............      21,461         12,533       20,312       19,527         10,057        16,192
  Amendments................         553             --          622      (14,887)           189       (10,122)
  Actuarial (gain) loss.....       2,678        (11,519)     (18,404)      (4,987)        40,455       (19,476)
  Benefits paid.............     (18,516)       (10,466)     (17,652)     (10,738)        (8,004)       (9,144)
                                --------       --------     --------    ---------      ---------     ---------
  Benefit obligation at end
    of period...............    $299,195       $286,520     $291,937    $ 278,505      $ 284,680     $ 237,879
                                ========       ========     ========    =========      =========     =========
Change in plan assets:
  Fair value of plan assets
    at beginning of
    period..................    $340,896       $361,240     $282,413    $      --      $      --     $      --
  Actual return on plan
    assets..................     (59,362)       (13,136)      93,063           --             --            --
  Employer contribution.....       6,441          3,258        3,416           --             --            --
  Benefits paid.............     (18,516)       (10,466)     (17,652)          --             --            --
                                --------       --------     --------    ---------      ---------     ---------
  Fair value of plan assets
    at end of period........    $269,459       $340,896     $361,240    $      --      $      --     $      --
                                ========       ========     ========    =========      =========     =========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

                                         PENSION BENEFITS                          OTHER BENEFITS
                              --------------------------------------   ---------------------------------------
                              DECEMBER 31,   DECEMBER 31,   MAY 31,    DECEMBER 31,   DECEMBER 31,    MAY 31,
                                  2001           2000         2000         2001           2000         2000
                              ------------   ------------   --------   ------------   ------------   ---------
                                          (IN THOUSANDS)                           (IN THOUSANDS)
Funded (unfunded) status:...    $(29,736)      $ 54,376     $ 69,303    $(278,505)     $(284,680)    $(237,879)
  Unrecognized net actuarial
    (gain) loss.............      44,421        (48,193)     (67,760)       6,739          9,558       (31,141)
  Unrecognized prior service
    cost....................       5,441          5,614        6,040      (24,412)       (11,781)      (12,753)
  Unamortized transition
    amount..................      (1,848)        (2,606)      (2,935)          --             --            --
  Contribution after
    measurement date........          --            144        1,255           --             --            --
                                --------       --------     --------    ---------      ---------     ---------
  Prepaid (accrued) benefit
    cost....................    $ 18,278       $  9,335     $  5,903    $(296,178)     $(286,903)    $(281,773)
                                ========       ========     ========    =========      =========     =========

                                         PENSION BENEFITS                          OTHER BENEFITS
                              --------------------------------------   ---------------------------------------
                              DECEMBER 31,   DECEMBER 31,   MAY 31,    DECEMBER 31,   DECEMBER 31,    MAY 31,
                                  2001           2000         2000         2001           2000         2000
                              ------------   ------------   --------   ------------   ------------   ---------
                                          (IN THOUSANDS)                           (IN THOUSANDS)
Amounts recognized in the
  balance sheet:
  Prepaid benefit cost......    $ 14,644       $ 11,117     $  8,207    $      --      $      --     $      --
  Accrued benefit cost......      (3,265)        (2,012)      (2,304)    (296,178)      (286,903)     (281,773)
  Intangible asset..........       3,054            230           --           --             --            --
  Accumulated other
    comprehensive income....       3,845             --           --           --             --            --
                                --------       --------     --------    ---------      ---------     ---------
  Net amount recognized.....    $ 18,278       $  9,335     $  5,903    $(296,178)     $(286,903)    $(281,773)
                                ========       ========     ========    =========      =========     =========

    Certain pension plans have benefit obligations in excess of fair value of plan assets. At December 31, 2001 and 2000 and May 31, 2000, these plans had total obligations of $28.4 million, $20.4 million, and $20.8 million, respectively and had total assets of $25.1 million, $18.2 million and $18.5 million, respectively.

                                         PENSION BENEFITS                          OTHER BENEFITS
                              --------------------------------------   --------------------------------------
                              DECEMBER 31,   DECEMBER 31,   MAY 31,    DECEMBER 31,   DECEMBER 31,   MAY 31,
                                  2001           2000         2000         2001           2000         2000
                              ------------   ------------   --------   ------------   ------------   --------
Weighted average
  assumptions:
Discount rate...............       7.75%         7.75%        7.50%        7.75%          7.75%        7.50%
Expected return on plan
  assets....................      10.00%         9.00%        9.00%          --             --           --
Rate of compensation
  increase..................       4.50%         4.50%        5.00%          --             --           --

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)
    For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the period ended
December 31, 2001. The rate was assumed to decrease gradually to 4.5% for 2006 and remain at that level thereafter.

                                            PENSION BENEFITS                          OTHER BENEFITS
                                 --------------------------------------   ---------------------------------------
                                 DECEMBER 31,   DECEMBER 31,   MAY 31,    DECEMBER 31,   DECEMBER 31,    MAY 31,
                                     2001           2000         2000         2001           2000         2000
                                 ------------   ------------   --------   ------------   ------------   ---------
Components of net periodic
  benefit cost:
  Service cost.................    $  6,980       $  4,308     $  7,815     $   4,910      $   4,104    $   7,530
  Interest cost................      21,461         12,533       20,312        19,527         10,057       16,192
  Expected return on plan
    assets.....................     (29,895)       (16,808)     (24,713)           --             --           --
  Amortization of prior service
    cost.......................         (32)           425          181        (2,256)          (783)      (1,343)
  Recognized net actuarial
    (gain) loss................      (1,160)        (1,743)          99          (294)          (770)        (545)
                                   --------       --------     --------     ---------      ---------    ---------
  Net periodic benefit cost
    (credit)...................    $ (2,646)      $ (1,285)    $  3,694     $  21,887      $  12,608    $  21,834
                                   ========       ========     ========     =========      =========    =========

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                     1-PERCENTAGE     1-PERCENTAGE
                                                    POINT INCREASE   POINT DECREASE
                                                    --------------   --------------
Effect on total of service and interest cost
  components......................................      $ 4,237         $ (3,438)
Effect on postretirement benefit obligation.......      $41,354         $(33,939)

    The Company and certain of its subsidiaries maintain profit sharing plans. The total cost of these plans for the year ended December 31, 2001, the seven months ended December 31, 2000 and the years ended May 31, 2000 and May 31, 1999 was $2.1 million, $1.1 million, $4.2 million and $3.6 million, respectively.

    Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities upon its withdrawal from the plan.

NOTE 13--STOCKHOLDERS' EQUITY

    As of December 31, 2001 and 2000 and May 31, 2000, 44,275,978, 46,058,592
and 47,281,617 shares of common stock were issued and outstanding, respectively. During fiscal year ended May 31, 1999, the Company's Board of Directors authorized the repurchase of four million shares of the Company's common stock for general corporate purposes. During fiscal 2000, the Company's Board of Directors authorized up to $50.0 million in additional repurchases for general corporate purposes of the Company's common stock. On April 2, 2001 and again on February 6, 2002 the Board of Directors increased the authorization to repurchase the Company's common stock for general corporate purposes

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED) back to $25.0 million. Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                   FOR THE SEVEN
                                      FOR THE         MONTHS       FOR THE YEARS ENDED
                                     YEAR ENDED        ENDED             MAY 31,
                                    DECEMBER 31,   DECEMBER 31,    -------------------
                                        2001           2000          2000       1999
                                    ------------   -------------   --------   --------
Shares repurchased................       1,807          1,264        3,041      3,594
Amount............................     $18,452        $12,081      $31,954    $50,237

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

NOTE 14--NET INCOME (LOSS) PER SHARE

    A reconciliation of the basic and diluted net income (loss) per share computations for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the years ended May 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                   FOR THE            FOR THE SEVEN              FOR THE YEARS ENDED MAY 31,
                                 YEAR ENDED           MONTHS ENDED       -------------------------------------------
                              DECEMBER 31, 2001     DECEMBER 31, 2000            2000                   1999
                             -------------------   -------------------   ---------------------   -------------------
                              BASIC     DILUTED     BASIC     DILUTED      BASIC      DILUTED     BASIC     DILUTED
                             --------   --------   --------   --------   ---------   ---------   --------   --------
Net income (loss)..........  $43,250    $43,250    $ 3,186    $ 3,186    $(111,003)  $(111,003)  $22,224    $22,224
                             =======    =======    =======    =======    =========   =========   =======    =======
Shares of common stock
  outstanding:
  Average number of common
    shares(a)..............   44,998     44,998     46,389     46,389       48,744      48,744    51,628     51,628
Effect of diluted
  securities:
  Stock options (b)........       --        295         --         65           --          --        --        117
                             -------    -------    -------    -------    ---------   ---------   -------    -------
                              44,998     45,293     46,389     46,454       48,744      48,744    51,628     51,745
                             =======    =======    =======    =======    =========   =========   =======    =======
Net income (loss) per
  share....................  $   .96    $   .95    $   .07    $   .07    $   (2.28)  $   (2.28)  $   .43    $   .43
                             =======    =======    =======    =======    =========   =========   =======    =======

------------------------

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

    Information on stock options is summarized as follows:

                                      FOR THE                 FOR THE                FOR THE                FOR THE
                                     YEAR ENDED         SEVEN MONTHS ENDED          YEAR ENDED             YEAR ENDED
                                 DECEMBER 31, 2001       DECEMBER 31, 2000         MAY 31, 2000           MAY 31, 1999
                                --------------------   ---------------------   --------------------   --------------------
                                            WEIGHTED                WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                 AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE                EXERCISE               EXERCISE               EXERCISE
                                 SHARES      PRICE       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                ---------   --------   ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  period......................  4,946,963   $12.287     5,385,498   $13.105    3,877,998   $14.626    3,298,329   $14.551
Granted.......................    230,300     9.272     1,747,930     7.790    1,713,833     9.860      727,500    15.195
Exercised.....................    (22,286)   11.872       (40,000)    7.813      (11,000)    2.985      (20,498)   12.902
Canceled......................   (316,750)   12.763    (2,146,465)   10.762     (195,333)   15.435     (127,333)   16.198
                                ---------              ----------              ---------              ---------
Outstanding at end of
  period......................  4,838,227    12.114     4,946,963    12.287    5,385,498    13.105    3,877,998    14.626
                                =========              ==========              =========              =========
Exercisable at end of
  period......................  3,556,515    13.653     2,944,214    13.753    2,945,694    13.560    2,076,174    13.693
                                =========              ==========              =========              =========

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                        --------------------------------------   -------------------------
                            NUMBER                                   NUMBER       WEIGHTED
                        OUTSTANDING AT     WEIGHTED AVERAGE      EXERCISABLE AT   AVERAGE
      RANGE OF           DECEMBER 31,    REMAINING CONTRACTUAL    DECEMBER 31,    EXERCISE
   EXERCISE PRICES           2001            LIFE (YEARS)             2001         PRICE
---------------------   --------------   ---------------------   --------------   --------
$       6.328-- 8.438     1,405,928               8.8                 317,184     $ 7.319
        8.438--10.547       373,333               7.7                 265,665      10.430
       10.547--12.656       861,630               3.9                 776,330      12.313
       12.656--14.766     1,148,334               2.2               1,148,334      14.117
       14.766--16.875       375,002               6.3                 375,002      14.844
       16.875--18.984       664,000               5.9                 664,000      17.972
       18.984--21.094        10,000               5.9                  10,000      19.781
                          ---------               ---               ---------     -------
                        4,838,227..               5.7               3,556,515     $13.653
                          =========               ===               =========     =======

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123--"Accounting for

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15--STOCK OPTIONS (CONTINUED)
Stock Based Compensation", the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

                                              YEAR ENDED    SEVEN MONTHS ENDED   YEARS ENDED MAY 31,
                                             DECEMBER 31,      DECEMBER 31,      --------------------
                                                 2001              2000            2000        1999
                                             ------------   ------------------   ---------   --------
Pro forma net income (loss)................     $37,924          $(2,360)        $(114,270)  $18,696
                                                =======          =======         =========   =======
Pro forma basic income (loss) per share....     $   .84          $  (.05)        $   (2.34)  $   .36
                                                -------          -------         ---------   -------
Pro forma diluted income (loss) per
  share....................................     $   .84          $  (.05)        $   (2.34)  $   .36
                                                =======          =======         =========   =======

    The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the year ended December 31, 2001: (1) risk-free interest rate of 4.67%; (2) dividend yield of 1.0%; (3) expected life of 5.0 years; and (4) volatility of 55.22%. The following assumptions were used for the seven months ended December 31, 2000:
(1) risk-free interest rate of 5.61%; (2) dividend yield of 1%; (3) expected life of 5.0 years; and (4) volatility of 40.41%. The following assumptions were used for the year ended May 31, 2000: (1) risk-free interest rate of 5.56%;
(2) dividend yield of 1.0%; (3) expected life of 5.0 years; and (4) volatility of 37.36%. The following assumptions were used for the year ended May 31, 1999:
(1) risk-free interest rate of 5.75%; (2) dividend yield of 0.0%; (3) expected life of 5.0 years; and (4) volatility of 34.66%.

    The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized (20% after five years of continuous participation), and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of common stock as such funds will permit for the accounts of the participants. The amount of stock purchased depends upon the market prices of the common stock at the time the purchases are made. The total number of shares that may be purchased under the plan is 1,000,000. Total shares purchased under the plan during the year ended
December 31, 2001, the transition period and the fiscal years ended 2000 and 1999 were approximately 244,000, 188,000, 266,000, and 225,000, respectively, and the Company's contribution was approximately $0.4 million during the year ended December 31, 2001, $0.2 million during the transition period and $0.4 million in each fiscal year ended May 31, 2000 and 1999.

NOTE 16--COMMITMENTS AND CONTINGENCIES

INCOME TAX LITIGATION

    The Company is currently engaged in litigation with regard to federal income tax disputes (see Note 10 for a more complete explanation).

MISCELLANEOUS LITIGATION

    The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company's future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.

OPERATING LEASES

    Rent expense was $17.6 million, $9.1 million, $16.8 million and $19.9 million for the year ended December 31, 2001, the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively. Future minimum payments under non-cancelable operating leases, principally for equipment, at December 31, 2001 are: 2002, $14.7 million; 2003, $10.8 million; 2004, $6.5 million; 2005, $5.0 million; 2006, $6.3 million and $12.1 million thereafter.

PURCHASE OBLIGATIONS

    At December 31, 2001, the Company had unconditional purchase obligations, principally representing agreements to purchase raw materials, totaling approximately $40.0 million.

NOTE 17--FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        INSTALMENT NOTES RECEIVABLE--The estimated fair value of instalment notes was $2.0 billion at December 31, 2001 and between $1.9 billion to $2.0 billion, at December 31, 2000 and May 31, 2000. The estimated fair value is based upon valuations prepared by an investment banking firm as of December 31, 2001 and 2000, and May 31, 2000. The value of mortgage-backed assets such as instalment notes receivable are very sensitive to changes in interest rates.

        DEBT--The estimated fair value of debt at December 31, 2001 and 2000 and May 31, 2000 approximated $2.2 billion, based on current yields for comparable debt issues or prices for actual transactions. The value of mortgage-backed debt obligations are very sensitive to changes in interest rates.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 17--FINANCIAL INSTRUMENTS (CONTINUED)
CASH FLOW HEDGES

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

    To protect against the reduction in value of forecasted cash flows resulting from sales of natural gas during 2001, the Company instituted a natural gas hedging program. The Company hedged portions of its forecasted revenues from sales of natural gas with swap contracts. The Company entered into natural gas swap agreements that effectively converted a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis for 2001, thus reducing the impact of natural gas price changes on sales revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts.

    During the year ended December 31, 2001, the net gain from hedging instruments, of $8.1 million, was recognized and included in net sales in the statement of operations.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT ANALYSIS

    The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into five reportable segments since the long-term financial performance of these reportable segments is affected by similar economic conditions. The five reportable segments are: Homebuilding, Financing, Industrial Products, Carbon and Metals, and Natural Resources. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States, through the Homebuilding segment. The Financing segment provides mortgage financing on such homes. Ductile iron pressure pipe, fittings, valves and hydrants are manufactured and marketed through the Industrial Products segment. This segment also includes specialty aluminum foil and sheet products, resin-coated sand, patterns and tooling businesses. The Carbon and Metals segment markets and distributes petroleum coke and a variety of ferroalloys as well as offering value-added services (such as inventory management, warehousing, shipping and removal of product from refineries) to its vendors and customers. This segment also includes foundry and furnace coke, slag fiber and specialty chemicals. The Natural Resources segment is comprised of coal mining and methane gas operations.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                FOR THE      FOR THE SEVEN
                                               YEAR ENDED    MONTHS ENDED     FOR THE YEARS ENDED MAY 31,
                                              DECEMBER 31,   DECEMBER 31,    -----------------------------
                                                  2001           2000            2000            1999
                                              ------------   -------------   -------------   -------------
Sales and revenues:
  Homebuilding..............................   $  237,576      $  144,473     $  244,641      $  194,687
  Financing.................................      240,065         136,240        242,063         259,663
  Industrial Products.......................      716,434         458,900        737,852         695,873
  Carbon and Metals.........................      486,250         284,127        447,700         463,266
  Natural Resources.........................      253,701         170,633        239,658         301,376
  Other.....................................       13,132           6,104         16,148          13,524
  Consolidating eliminations................      (25,216)        (12,562)       (23,154)        (28,282)
                                               ----------      ----------     ----------      ----------
    Sales and revenues (a)(b)...............   $1,921,942      $1,187,915     $1,904,908      $1,900,107
                                               ==========      ==========     ==========      ==========
Segment operating income (loss) (c)(d):
  Homebuilding..............................   $    2,793      $      225     $  (11,860)     $   (8,581)
  Financing.................................       48,234          23,141         49,908          63,457
  Industrial Products.......................       55,043          45,644         66,048          50,241
  Carbon and Metals.........................       14,977          10,619         26,599          32,790
  Natural Resources.........................       27,331         (14,419)      (182,428)        (37,127)
  Consolidating eliminations................       (4,566)         (3,082)        (6,040)         (6,768)
                                               ----------      ----------     ----------      ----------
  Segment operating income (loss)...........      143,812          62,128        (57,773)         94,012
  Less-corporate interest and other expenses      (64,385)        (53,462)       (75,859)        (62,969)
  Income (loss) before income tax benefit
    (expense)...............................       79,427           8,666       (133,632)         31,043
  Income tax benefit (expense)..............      (36,177)         (5,480)        22,629          (8,819)
                                               ----------      ----------     ----------      ----------
    Net income (loss).......................   $   43,250      $    3,186     $ (111,003)     $   22,224
                                               ==========      ==========     ==========      ==========

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT ANALYSIS (CONTINUED)

                                                FOR THE      FOR THE SEVEN
                                               YEAR ENDED    MONTHS ENDED     FOR THE YEARS ENDED MAY 31,
                                              DECEMBER 31,   DECEMBER 31,    -----------------------------
                                                  2001           2000            2000            1999
                                              ------------   -------------   -------------   -------------
Depreciation:
  Homebuilding..............................   $    3,901      $    2,704     $    4,709      $    3,880
  Financing.................................          164              74             74              70
  Industrial Products.......................       32,094          16,629         30,954          30,041
  Carbon and Metals.........................       10,658           7,459         11,203          11,404
  Natural Resources.........................       11,117           9,292         29,871          37,117
  Other.....................................        3,438           2,288          2,796           2,751
                                               ----------      ----------     ----------      ----------
    Total...................................   $   61,372      $   38,446     $   79,607      $   85,263
                                               ==========      ==========     ==========      ==========
Gross capital expenditures:
  Homebuilding..............................   $    3,774      $    2,581     $    5,537      $    6,134
  Financing.................................          293             210            115              16
  Industrial Products.......................       40,037          30,696         41,290          33,862
  Carbon and Metals.........................        9,441           6,675          8,893          13,757
  Natural Resources.........................       20,511           9,201         23,240          26,903
  Other.....................................        2,818             192          2,920           2,385
                                               ----------      ----------     ----------      ----------
    Total...................................   $   76,874      $   49,555     $   81,995      $   83,057
                                               ==========      ==========     ==========      ==========
Identifiable assets:
  Homebuilding..............................   $  146,798      $  160,384     $  170,212      $  157,560
  Financing.................................    1,812,525       1,767,967      1,797,576       1,866,541
  Industrial Products.......................      583,660         608,196        617,540         593,884
  Carbon and Metals.........................      507,242         523,741        531,834         563,120
  Natural Resources.........................      218,439         216,873        245,157         365,729
  Other.....................................       49,215          63,032         86,015         108,371
                                               ----------      ----------     ----------      ----------
    Total...................................   $3,317,879      $3,340,193     $3,448,334      $3,655,205
                                               ==========      ==========     ==========      ==========

------------------------

(a) Inter-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and were insignificant in the year ended December 31, 2001 and the seven months ended December 31, 2000. In the years ended May 31, 2000 and May 31, 1999, sales from Natural Resources to Carbon and Metals were $1.0 million and $5.0 million, respectively.

(b) Export sales were $305.6 million, $172.1 million, $201.7 million and $190.1 million in the year ended December 31, 2001, the seven months ended December 31, 2000 and years ended May 31, 2000 and May 31, 1999, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 18--SEGMENT ANALYSIS (CONTINUED)
(c) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown by segment of amortization is as follows (in thousands):

                                                     FOR THE      FOR THE SEVEN   FOR THE YEARS ENDED
                                                    YEAR ENDED    MONTHS ENDED          MAY 31,
                                                   DECEMBER 31,   DECEMBER 31,    -------------------
                                                       2001           2000          2000       1999
                                                   ------------   -------------   --------   --------
    Homebuilding.................................     $ 9,011        $ 5,268      $ 8,990    $ 8,714
    Financing....................................       7,850          4,736       10,758     14,574
    Industrial Products..........................      10,428          6,111       10,459      8,831
    Carbon and Metals............................       8,631          5,036        8,630     10,422
    Natural Resources............................          --             --       (9,336)    (1,746)
    Other........................................       1,061            621        8,163        577
                                                      -------        -------      -------    -------
                                                      $36,981        $21,772      $37,664    $41,372
                                                      =======        =======      =======    =======

------------------------

(d) Operating income amounts include postretirement benefits. A breakdown by segment of postretirement benefits is as follows (in thousands):

                                                     FOR THE      FOR THE SEVEN   FOR THE YEARS ENDED
                                                    YEAR ENDED    MONTHS ENDED          MAY 31,
                                                   DECEMBER 31,   DECEMBER 31,    -------------------
                                                       2001           2000          2000       1999
                                                   ------------   -------------   --------   --------
    Homebuilding.................................     $ 1,679        $ 1,114      $ 1,980    $ 1,542
    Financing....................................         181            126          220        165
    Industrial Products..........................       2,610          2,186        3,834      2,988
    Carbon and Metals............................       1,523          1,112        2,299      2,740
    Natural Resources............................      12,918          7,712       12,868     14,520
    Other........................................         437            358          633        318
                                                      -------        -------      -------    -------
                                                      $19,348        $12,608      $21,834    $22,273
                                                      =======        =======      =======    =======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Walter Industries, Inc.

    Our audits of the consolidated financial statements of Walter
Industries, Inc. referred to in our report dated February 1, 2002 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
February 1, 2002

                                                                     SCHEDULE II

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                  BALANCE AT   CHARGED TO   DEDUCTIONS FROM/    BALANCE
                                                  BEGINNING     COST AND      ADJUSTMENTS       AT END
DESCRIPTION                                       OF PERIOD     EXPENSES      TO RESERVES      OF PERIOD
-----------                                       ----------   ----------   ----------------   ---------
                                                                      (IN THOUSANDS)
FOR THE YEAR ENDED MAY 31, 1999
  Reserve (allowance for losses) deducted from
    instalment notes receivable.................    $ 9,800     $  9,613        $ (9,813)(1)    $ 9,600
                                                    =======     ========        ========        =======
Reserve (allowance for losses) deducted from
  trade receivables.............................    $ 7,133     $    816        $ (1,412)(1)    $ 6,537
                                                    =======     ========        ========        =======
Reserve (allowance for losses) deducted from
  other receivables.............................    $   861     $    180        $    (11)(1)    $ 1,030
                                                    =======     ========        ========        =======
FOR THE YEAR ENDED MAY 31, 2000
  Reserve (allowance for losses) deducted from
    instalment notes receivable.................    $ 9,600     $ 10,660        $ (9,560)(1)    $10,700
                                                    =======     ========        ========        =======
  Reserve (allowance for losses) deducted from
    trade receivables...........................    $ 6,537     $  1,625        $   (209)(1)    $ 7,953
                                                    =======     ========        ========        =======
  Reserve (allowance for losses) deducted from
    other receivables...........................    $ 1,030     $  3,394        $    (88)(1)    $ 4,336
                                                    =======     ========        ========        =======
  FAS 109 valuation allowance...................    $    --     $  7,251(2)     $     --        $ 7,251
                                                    =======     ========        ========        =======
FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000
  Reserve (allowance for losses) deducted from
    instalment notes receivables................    $10,700     $  5,310        $ (5,710)(1)    $10,300
                                                    =======     ========        ========        =======
  Reserve (allowance for losses) deducted from
    trade receivables...........................    $ 7,953     $    412        $   (143)(1)    $ 8,222
                                                    =======     ========        ========        =======
  Reserve (allowance for losses) deducted from
    other receivables...........................    $ 4,336     $    141        $ (1,324)(1)    $ 3,153
                                                    =======     ========        ========        =======
  FAS 109 valuation allowance...................    $ 7,251     $     --        $     --        $ 7,251
                                                    =======     ========        ========        =======
FOR THE YEAR ENDED DECEMBER 31, 2001
  Reserve (allowance for losses) deducted from
    instalment notes receivable.................    $10,300     $ 11,026        $(10,326)(1)    $11,000
                                                    =======     ========        ========        =======
  Reserve (allowance for losses) deducted from
    trade receivables...........................    $ 8,222     $  1,049        $ (5,142)(1)    $ 4,129
                                                    =======     ========        ========        =======
  Reserve (allowance for losses) deducted from
    other receivables...........................    $ 3,153     $    548        $     --        $ 3,701
                                                    =======     ========        ========        =======
  FAS 109 valuation allowance...................    $ 7,251     $     --        $     --        $ 7,251
                                                    =======     ========        ========        =======

------------------------

(1) Notes and accounts written off as uncollectible.

(2) FAS 109 allowance was established in fiscal 2000.

                                 EXHIBIT INDEX
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

       EXHIBIT
       NUMBER                                                    DESCRIPTION
       ------                                                    -----------
         2   (a)(i)              --      Amended Joint Plan of Reorganization of Walter Industries,
                                         Inc. and certain of its subsidiaries, dated as of December
                                         9, 1994(1)

         2   (a)(ii)             --      Modification to the Amended Joint Plan of Reorganization of
                                         Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995(2)

         2   (a)(iii)            --      Findings of Fact, Conclusions of Law and Order Confirming
                                         Amended Joint Plan of Reorganization of Walter Industries,
                                         Inc. and certain of its subsidiaries, as modified(3)

         3   (i)                 --      Amended and Restated Certificate of Incorporation of the
                                         Company(13)

         3   (ii)                --      Amended and Restated By-Laws(10)

        10.1                     --      Stockholder's Agreement(3)

        10.2                     --      Form of Common Stock Registration Rights Agreement(3)

        10.3                     --      Channel One Registration Rights Agreement(7)

        10.4                     --      Second Amended and Restated Veil Piercing Settlement
                                         Agreement (included as Exhibit 3A to Exhibit 2(a)(i)(1)

        10.5                     --      Director and Officer Indemnification Agreement, dated as of
                                         March 3, 1995, among the Company and the Indemnities parties thereto(5)

        10.6                     --      New Alabama Power Contract(4)(5)

        10.7                     --      Escrow Agreement, dated as of September 12, 1995, between
                                         the Company and Harris Trust and Savings Bank, as Escrow
                                         Agent(7)

        10.8                     --      Walter Industries, Inc. Directors' Deferred Fee Plan(7)

        10.9                     --      1995 Long-Term Incentive Stock Plan of Walter Industries,
                                         Inc.(6)

        10.10                    --      Stock Purchase Agreement dated as of September 19, 1997 by and among the Stockholders of Applied Industrial Materials corporation, Certain Stockholders of AIMCOR Enterprises
                                         International, Inc. AIMCOR (Germany) Limited Partnership and
                                         AIMCOR (Luxembourg) Limited Partnership, as first parties, and Walter Industries, Inc. as second party.(8)

        10.11                    --      $800 Million Credit Agreement by and among Walter
                                         Industries, Inc. as Borrower, NationsBank, National
                                         Association, as Administrative Agent, Documentation Agent
                                         and Syndication Agent and the Lenders Party hereto(8)

        10.12                    --      Amendment Agreement No. 5 to Credit Agreement(11)

        10.13                    --      Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise Funding Corporation and
                                         NationsBank N.A. and amendments thereto(9)

        10.14                    --      Amendment No. 5 to Variable Funding Loan Agreement(11)

        10.15                    --      Amendment No. 6 to Variable Funding Loan Agreement dated
                                         September 27, 2000(12)

       EXHIBIT
       NUMBER                                                    DESCRIPTION
       ------                                                    -----------
        10.16                    --      Agreement, dated as of November 2, 2000, between the Company and Donald DeFosset(14)

        10.17                    --      Agreement, dated as of August 16, 2000, between the Company and Edward Porter(14)

        10.18                    --      Agreement, dated as of December 29, 2001, between the
                                         Company and William F. Ohrt

        10.19                    --      Agreement, dated as of December 29, 2001, between the
                                         Company and Anthony L. Hines

        21                       --      Subsidiaries of the Company

        23                       --      Consent of PricewaterhouseCoopers LLP

        24                       --      Powers of Attorney

        27                       --      Financial Data Schedule

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

(9) This Exhibit is incorporated by reference to Form 10-K/A filed by the Company with the Commission on November 7, 1997.

(10) This Exhibit incorporated by reference to Form 10-Q/A filed by the Company with the Commission on April 27, 2000.

(11) This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on October 12, 1999.

(12) This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on October 13, 2000.

(13) This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on January 14, 1999.

(14) This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2001.