Form 10-Q
period 2002-03-31
WALTER INDUSTRIES INC /NEW/
filed 2002-05-14
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

There were 44,212,462 shares of common stock of the registrant outstanding at April 30, 2002.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      March 31,
                                                                        2002             December 31,
                                                                     (unaudited)             2001
                                                                     -----------         -----------
ASSETS                                                             (in thousands, except share amounts)
------
Cash and cash equivalents                                            $    13,511         $    11,536
Short-term investments, restricted                                       115,358             126,751
Marketable securities                                                      1,874               1,499
Instalment notes receivable, net                                       1,692,063           1,689,773
Receivables, net                                                         246,890             223,630
Inventories                                                              258,804             252,781
Prepaid expenses                                                           9,513               8,778
Property, plant and equipment, net                                       473,678             476,686
Assets held for sale                                                      12,622              12,622
Investments                                                               13,146              13,116
Unamortized debt expense                                                  38,584              39,918
Other long-term assets, net                                               34,844              44,550
Goodwill and other intangibles, net                                      414,359             416,239
                                                                     -----------         -----------
                                                                     $ 3,325,246         $ 3,317,879
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                     $   123,118         $   115,293
Accrued expenses                                                         131,442             142,565
Income taxes payable                                                      67,995              68,536
Debt
   Mortgage-backed/asset-backed notes                                  1,817,219           1,833,442
   Other senior debt                                                     324,000             308,500
Accrued interest                                                          31,822              30,512
Deferred income taxes                                                     32,234              33,656
Accumulated postretirement benefits obligation                           296,802             296,178
Other long-term liabilities                                               48,086              48,546

Commitments and contingencies

Stockholders' equity
   Common stock, $.01 par value per share:
     Authorized  - 200,000,000 shares
     Issued - 55,389,654 and 55,379,270 shares                               554                 554
   Capital in excess of par value                                      1,155,971           1,157,202
   Accumulated deficit                                                  (563,955)           (577,438)
   Treasury stock - 11,178,292 and 11,103,292 shares, at cost           (135,291)           (134,565)
   Accumulated other comprehensive loss                                   (4,751)             (5,102)
                                                                     -----------         -----------
         Total stockholders' equity                                      452,528             440,651
                                                                     -----------         -----------
                                                                     $ 3,325,246         $ 3,317,879
                                                                     ===========         ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        For the three months ended
                                                                March 31,
                                                         ------------------------
                                                           2002            2001
                                                         --------        --------
                                                   (in thousands, except per share amounts)
Sales and revenues:
   Net sales                                             $388,038        $404,867
   Time charges                                            53,754          55,248
   Miscellaneous                                            3,633           4,873
                                                         --------        --------
                                                          445,425         464,988
                                                         --------        --------

Cost and expenses:
   Cost of sales                                          313,123         325,462
   Depreciation                                            16,558          16,118
   Selling, general and administrative                     51,087          48,271
   Provision for losses on instalment notes                 1,481           2,444
   Postretirement benefits                                  4,379           5,472
   Interest and amortization of debt expense               40,341          46,767
   Amortization of goodwill and other intangibles           1,880           9,262
                                                         --------        --------
                                                          428,849         453,796
                                                         --------        --------

Income before income tax expense                           16,576          11,192
Income tax expense                                          3,093           5,765
                                                         --------        --------
Net income                                               $ 13,483        $  5,427
                                                         ========        ========

Basic net income per share                               $    .30        $    .12
                                                         ========        ========

Diluted net income per share                             $    .30        $    .12
                                                         ========        ========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)


                                                                            Accumulated
                                                                               Other
                                              Comprehensive  Accumulated   Comprehensive     Common      Capital in      Treasury
                                    Total         Income        Deficit     Income (Loss)     Stock        Excess          Stock
                                   --------    -----------   -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2001       $440,651                  $  (577,438)   $    (5,102)   $       554   $ 1,157,202    $  (134,565)
Comprehensive income:
  Net income                         13,483    $    13,483        13,483
  Other comprehensive income,
    net of tax
    Net unrealized gain on hedge        259            259                          259
    Foreign currency translation
      adjustment                         92             92                           92
                                               -----------
Comprehensive income                           $    13,834
                                               ===========

Stock issued from option exercises       96                                                                       96
Dividends paid                       (1,327)                                                                  (1,327)
Purchases of treasury stock            (726)                                                                                   (726)
                                   --------                  -----------    -----------    -----------   -----------    -----------
Balance at March 31, 2002          $452,528                  $  (563,955)   $    (4,751)   $       554   $ 1,155,971    $  (135,291)
                                   ========                  ===========    ===========    ===========   ===========    ===========



          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the three months ended
                                                                                 March 31,
                                                                         ---------------------------
                                                                           2002              2001
                                                                         ---------         ---------
OPERATING ACTIVITIES                                                           (in thousands)
   Net income                                                            $  13,483         $   5,427
   Charges to income not affecting cash:
     Depreciation                                                           16,558            16,118
     Provision for deferred income taxes                                    (1,424)           (1,175)
     Accumulated postretirement benefits obligation                            624             3,801
     Provision for other long-term liabilities                                (460)              117
     Amortization of goodwill and other intangibles                          1,880             9,262
     Amortization of debt expense                                            1,386             1,440
                                                                         ---------         ---------
                                                                            32,047            34,990
   Decrease (increase) in assets:
     Short-term investments, restricted                                     11,393            (4,450)
     Marketable securities                                                    (375)             (200)
     Instalment notes receivable, net (a)                                   (2,290)           (2,842)
     Trade and other receivables, net                                      (23,260)              494
     Inventories                                                            (6,023)          (19,857)
     Prepaid expenses                                                         (735)              124
   Increase (decrease) in liabilities:
     Accounts payable                                                        7,825           (13,766)
     Accrued expenses                                                      (11,123)            6,481
     Income taxes payable                                                     (541)            6,186
     Accrued interest                                                        1,310             2,089
                                                                         ---------         ---------
       Cash flows from operating activities                                  8,228             9,249
                                                                         ---------         ---------

INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of retirements          (13,548)          (14,924)
   Decrease (increase) in investments and other assets                       9,676            (1,731)
                                                                         ---------         ---------
       Cash flows used in investing activities                              (3,872)          (16,655)
                                                                         ---------         ---------

FINANCING ACTIVITIES
   Issuance of debt                                                        160,601           302,803
   Retirement of debt                                                     (161,324)         (286,865)
   Additions to unamortized debt expense                                       (52)             (333)
   Purchases of treasury stock                                                (726)           (4,453)
   Dividends paid                                                           (1,327)           (1,831)
   Net unrealized gain on hedge                                                259               369
   Exercise of employee stock options                                           96              --
                                                                         ---------         ---------
       Cash flows from (used in) financing activities                       (2,473)            9,690
                                                                         ---------         ---------

EFFECT OF EXCHANGE RATE ON CASH                                                 92              (185)
                                                                         ---------         ---------

Net increase in cash and cash equivalents                                    1,975             2,099
Cash and cash equivalents at beginning of period                            11,536            11,513
                                                                         ---------         ---------
Cash and cash equivalents at end of period                               $  13,511         $  13,612
                                                                         =========         =========

       (a) Consists of sales and resales, net of repossessions and provision for losses of $105.8 million and $94.1 million and cash collections on account and payouts in advance of maturity of $103.5 million and $91.3 million, for the three months ended March 31, 2002 and 2001, respectively.


          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to prior year's amounts to conform to the current period classifications.

NOTE 2 - RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments at March 31, 2002 and December 31, 2001 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, IX and X (the "Trusts") ($109.5 million and $102.5 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($5.8 million and $24.3 million), respectively.

NOTE 3 - MINE ACCIDENT RECEIVABLE

In September 2001, an explosion and fire occurred at one of the Company's mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. For the three months ended March 31, 2002, approximately $7.3 million is expected to be recovered from business interruption insurance and has been recorded in the statement of operations. Approximately $21.6 million and $13.8 million of business interruption and property and casualty insurance receivables were included in the consolidated balance sheet at March 31, 2002 and December 31, 2001, respectively. Through March 31, 2002, approximately $5.0 million of insurance proceeds had been received.

NOTE 4 - INSTALMENT NOTES RECEIVABLE

The instalment notes receivable is summarized as follows (in thousands):

                                                           March 31,      December 31,
                                                             2002            2001
                                                          -----------     -----------
       Instalment Notes Receivable                        $ 1,703,063     $ 1,700,773
       Less:  Allowance for losses on instalment notes        (11,000)        (11,000)
                                                          -----------     -----------
       Net                                                $ 1,692,063     $ 1,689,773
                                                          ===========     ===========

Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

                                             For the three months ended
                                             --------------------------
                                             March 31,        March 31,
                                               2002             2001
                                             --------         --------
       Balance at beginning of period        $ 11,000         $ 10,300
       Provisions charged to income             1,481            2,444
       Charge-offs, net of recoveries          (1,481)          (3,144)
                                             --------         --------
       Balance at end of period              $ 11,000         $  9,600
                                             ========         ========

NOTE 5 - INVENTORIES

Inventories are summarized as follows (in thousands):

                                         March 31,      December 31,
                                           2002            2001
                                         --------        --------
       Finished goods                    $152,412        $155,898
       Goods in process                    43,837          34,630
       Raw materials and supplies          57,254          56,425
       Houses held for resale               5,301           5,828
                                         --------        --------
       Total inventories                 $258,804        $252,781
                                         ========        ========

NOTE 6 - DEBT

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                      March 31,       December 31,
                                                        2002              2001
                                                     ----------        ----------
       Mortgage-Backed/Asset-Backed Notes and
       Variable Funding Loan:
          Trust II Mortgage-Backed Notes             $   80,750        $   96,900
          Trust IV Asset Backed Notes                   471,879           477,803
          Trust VI Asset Backed Notes                   279,788           286,131
          Trust VII Asset Backed Notes                  244,660           250,558
          Trust VIII Asset Backed Notes                 320,088           330,797
          Trust IX Variable Funding Loan                 34,501              --
          Trust X Asset Backed Notes                    385,553           391,253
                                                     ----------        ----------
                                                      1,817,219         1,833,442
                                                     ----------        ----------
          Other senior debt:
          Walter Industries, Inc.
              Revolving Credit Facility                  99,000            83,500
              Term Loan                                 225,000           225,000
                                                     ----------        ----------
                                                        324,000           308,500
                                                     ----------        ----------
       Total                                         $2,141,219        $2,141,942
                                                     ==========        ==========

NOTE 7 - INCOME TAXES

During the first quarter of 2002, the Company's capital loss carryforward increased, which resulted in a $2.8 million decrease in income tax expense. This increase was due to a change in the consolidated return loss disallowance rules which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components.

NOTE 8 - STOCKHOLDERS' EQUITY

Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                        SHARES          AMOUNT
                                                       --------        --------
       Treasury stock at December 31, 2001               11,103        $134,565
       Share repurchases for the three months
         ended March 31, 2002                                75             726
                                                       --------        --------
       Total held in treasury at March 31, 2002          11,178        $135,291
                                                       ========        ========

NOTE 9 - EARNINGS PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001 are as follows (in thousands, except per share data):

                                                          For the three months ended March 31,
                                                  ----------------------------------------------------
                                                          2002                          2001
                                                  ----------------------        ----------------------
                                                   Basic         Diluted         Basic         Diluted
                                                  -------        -------        -------        -------
       Net income                                 $13,483        $13,483        $ 5,427        $ 5,427
                                                  =======        =======        =======        =======

       Shares of common stock outstanding:
        Average number of common shares(a)         44,242         44,242         45,733         45,733
       Effect of diluted securities:
        Stock options (b)                                            331                           129
                                                  -------        -------        -------        -------
                                                   44,242         44,573         45,733         45,862
                                                  =======        =======        =======        =======

       Net income per share                       $   .30        $   .30        $   .12        $   .12
                                                  =======        =======        =======        =======

(a) Average shares include 3,880 shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

On February 7, 2002, the Company declared a $.03 per share dividend for the three months ended December 31, 2001 payable to shareholders of record on February 20, 2002. On April 29, 2002, the Company declared a $.03 per share dividend for the three months ended March 31, 2002 payable to shareholders of record on May 15, 2002.

NOTE 10 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ---------         ---------
       Sales and revenues:
         Homebuilding                               $  63,511         $  54,157
         Financing                                     58,801            62,037
         Industrial Products                          147,790           181,694
         Carbon and Metals                            121,746           105,098
         Natural Resources                             56,917            66,307
         Other                                          1,588             1,827
         Consolidating Eliminations                    (4,928)           (6,132)
                                                    ---------         ---------
           Sales and revenues                       $ 445,425         $ 464,988
                                                    =========         =========

       Operating income (a) :
         Homebuilding                               $   3,125         $    (960)
         Financing                                     11,906            11,718
         Industrial Products                            7,322            16,285
         Carbon and Metals                              3,942             3,716
         Natural Resources                              5,047               607
         Consolidating Eliminations                      (828)           (1,283)
                                                    ---------         ---------
           Operating income                            30,514            30,083
         Less:  General corporate expense               9,030             7,575
                Senior debt interest expense            4,908            11,316
                                                    ---------         ---------
         Income before tax expense                     16,576            11,192
         Income tax expense                             3,093             5,765
                                                    ---------         ---------
           Net income                               $  13,483         $   5,427
                                                    =========         =========

       Depreciation:
         Homebuilding                               $     940         $   1,054
         Financing                                         51                34
         Industrial Products                            8,217             8,158
         Carbon and Metals                              2,987             3,006
         Natural Resources                              3,349             2,907
         Other                                          1,014               959
                                                    ---------         ---------
           Total                                    $  16,558         $  16,118
                                                    =========         =========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ---------         ---------
       Homebuilding                                 $   --            $   2,219
       Financing                                        1,692             2,051
       Industrial Products                              --                2,572
       Carbon and Metals                                --                2,157
       Natural Resources                                --                --
       Other                                              188               263
                                                    ---------         ---------
                                                    $   1,880         $   9,262
                                                    =========         =========

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF FAS STATEMENT 142

The Company adopted FAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and no longer amortizes goodwill with an indefinite life. The Company continues to amortize Goodwill applicable to Mid-State Home's installment note assets which have a definite life. The Company is still in the process of analyzing any potential impairment of Goodwill and expects to conclude its assessment in the second quarter of 2002. The following is a reconciliation of reported net income to adjusted net income after adding back all amortization that has been discontinued effective January 1, 2002:

                                                           For the three     For the three
                                                           Months ended      Months ended
                                                          March 31, 2002    March 31, 2001
                                                          --------------    --------------
       Reported net income                                  $   13,483        $    5,427
       Add back:  Goodwill amortization (net of tax)              --               6,272
                                                            ----------        ----------
       Adjusted net income                                  $   13,483        $   11,699
                                                            ==========        ==========

       Basic and Diluted Earnings Per Share:
       Reported earnings per share                          $     0.30        $     0.12
       Add back:  Goodwill amortization (net of tax)              --                0.14
                                                            ----------        ----------
       Adjusted earnings per share                          $     0.30        $     0.26
                                                            ==========        ==========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Income Tax Litigation - A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Miscellaneous Litigation - The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 10 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net sales and revenues for the three months ended March 31, 2002 were $445.4 million, a decrease of $19.6 million from the quarter ended March 31, 2001. Revenue decline within the Industrial Products and Natural Resources segments were partially offset by increases in the Homebuilding and Carbon and Metals segments. Industrial Products shipped fewer tons of pipe and aluminum products, reflecting the impact the national recession is having on demand for these products. Revenues were lower in Natural Resources due to a decline in natural gas prices and fewer tons of coal being shipped due to the Mine No. 5 shutdown. Homebuilding revenues increased on higher unit completions and average selling prices, while Carbon and Metals had an increase in shipments and new terminal business.

Cost of sales, exclusive of depreciation, of $313.1 million was 80.7% of net sales in the 2002 period versus $325.5 million and 80.4% of net sales in the comparable period of 2001. The decrease of $12.3 million is primarily due to reduced volumes in the Industrial Products and Natural Resources segments.

Depreciation for the three months ended March 31, 2002 was $16.6 million, an increase of $0.4 million from the same period in 2001.

Selling, general and administrative expenses of $51.1 million were 11.5% of net sales and revenues in the 2002 period, compared to $48.3 million and 10.4% in 2001. The increase in expenses for the current period was due to a $2.6 million charge to bad debt expense related to a Carbon and Metal's customer that filed for bankruptcy protection during the quarter, as well as an increase in professional fees related to converting Mid-State Homes accounting for time charge income to the interest method. These increases were partially offset by decreases related to various productivity and cost reduction projects in place throughout the Company.

Provision for losses on instalment notes decreased to $1.5 million in the 2002 period, compared to $2.4 million in 2001 due to improved portfolio performance.

Interest and amortization of debt expense was $40.3 million in the 2002 period, a decrease of $6.4 million from the same period in 2001 primarily due to lower interest rates and reduced borrowings. The average rate of interest for the three months ended March 31, 2002 was 7.27% as compared to 7.97% for the three months ended March 31, 2001.

Amortization expense for goodwill and other definite-lived intangibles was $1.9 million in the 2002 period, compared to $9.3 million from the same period in 2001. The decrease of $7.4 million was due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 which requires the discontinuance of amortization for all goodwill and indefinite-lived assets.

The Company's effective tax rate for the three months ended March 31, 2002 differed from the federal statutory tax rate primarily due to a $2.8 million tax benefit related to the November 1998 sale of JW Window Components, amortization of intangible assets, the utilization of certain federal tax credits, and the effect of state and local income taxes. The $2.8 million tax benefit was from an increased capital loss carryforward due to a change in the consolidated return loss disallowance rules, which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components. The effective tax rate for the three months ended March 31, 2001 differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, and the effect of state and local income taxes.

Net income for the three months ended March 31, 2002 was $13.5 million compared to $5.4 million in the comparable 2001 period. The Company's diluted earnings per share in the 2002 period was $0.30 compared to $0.12 in the 2001 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING

Net sales and revenues were $63.5 million for the three months ended March 31, 2002, an increase of $9.4 million from the quarter ended March 31, 2001. As compared to the prior year, for the three months ended March 31, 2002, the Company completed more homes and had an increase in average net selling price. Average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

      ----------------------------- ------------------------ -------------------------
                                      Three months ended        Three months ended
                                        March 31, 2002            March 31, 2001
      ----------------------------- ------------------------ -------------------------
      Homes Completed                        1,020                     924
      ----------------------------- ------------------------ -------------------------
      Average Net Selling Price             $61,800                  $58,600
      ----------------------------- ------------------------ -------------------------

The estimated backlog of homes to be constructed at March 31, 2002 was $123.2 million compared to $110.9 million at December 31, 2001 and $101.7 million at March 31, 2001.

Operating income was $3.1 million for the three months ended March 31, 2002 compared to an operating loss of $1.0 million in the prior year period. The $4.1 million increase was principally caused by a $2.2 million decrease in goodwill amortization, improved operating margins on home sales and increased unit completions. Margins increased principally from higher average selling prices and productivity improvements.

FINANCING

Net sales and revenues were $58.8 million in the 2002 period, a decrease of $3.2 million from $62.0 million for the prior year period. The decrease was primarily attributable to lower interest income generated from restricted cash balances. Operating income was $11.9 million in the 2002 period, up slightly from $11.7 million in the prior year, primarily as the result of a lower loss provision due to better portfolio performance. Repossession inventory units declined by 12% during the quarter, primarily reflecting lower foreclosure activity and a heavy emphasis on selling slow-moving units. Delinquencies (the percentage of amounts outstanding over 30 days past due) declined from 7.6% at December 31, 2001 to 6.5% at March 31, 2002.

INDUSTRIAL PRODUCTS

Net sales and revenues were $147.8 million for the three months ended March 31, 2002, a decrease of $33.9 million from $181.7 million for the three months ended March 31, 2001. The decrease is due primarily to fewer shipments and a decrease in average price per ton for pipe products, as well as a decrease in aluminum product shipments, all of which are attributable to the national recession. Compared to the quarter ended March 31, 2001, U.S. Pipe revenues were down 18% and pipe shipments decreased 22% , while aluminum shipments for the 2002 period were 9% lower than the 2001 period.

The order backlog for U.S. Pipe at March 31, 2002 was $98.2 million compared to $75.2 million at December 31, 2001.

Operating income of $7.3 million for the first quarter of 2002 was down $9.0 million from $16.3 million for the three months ended March 31, 2001. Operating income decreased due to the lower volume of pipe and aluminum sales, as well as a decrease in prices for pipe and a shift in the mix of aluminum products from higher margin fin stock to lower margin building products. These were partially offset by a $2.6 million reduction in goodwill amortization, improved productivity and decreases in scrap iron and other costs.

CARBON AND METALS

Net sales and revenues were $121.7 million for the three months ended March 31, 2002, an increase of $16.6 million from the same period in the prior year. The increase in the current period is a result of higher calcined coke revenues, which reflect a pass-through of higher product costs, the launch of in-refinery services at two Gulf Coast refineries, and an increase in furnace coke sales. This was partially offset by a decrease in average selling price of furnace coke in the current quarter as compared to the prior year.

Operating income of $3.9 million, was $0.2 million above the prior year. Operating income increased as a result of the higher volumes in the 2002 period, cost reduction initiatives and the $2.1 million reduction in goodwill amortization. These were offset by lower margins and a $2.6 million charge to selling, general and administrative expense as a result of a customer bankruptcy at Sloss.

NATURAL RESOURCES

Net sales and revenues were $56.9 million for the three months ended March 31, 2002, a decrease of $9.4 million from the $66.3 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to fewer coal tons shipped and a decrease in methane gas selling prices, which was partially offset by an increase in coal selling prices. The decrease in coal tons sold is primarily due to the continued shutdown at Mine No. 5. The Company anticipates being fully operational at this mine by the end of the second quarter of 2002.

      ----------------------------------------------- ------------------------- ------------------------
                                                         Three months ended       Three months ended
                                                           March 31, 2002           March 31, 2001
      ----------------------------------------------- ------------------------- ------------------------
      Average natural gas selling price (per MCF)              $2.25                     $6.84
      ----------------------------------------------- ------------------------- ------------------------
      Billion cubic feet of natural gas sold                    9.7                       9.9
      ----------------------------------------------- ------------------------- ------------------------
      Number of natural gas wells                               363                       325
      ----------------------------------------------- ------------------------- ------------------------
      Average coal selling price (per ton)                     $35.57                   $28.11
      ----------------------------------------------- ------------------------- ------------------------
      Tons of Coal Sold                                     1.4 million               1.7 million
      ----------------------------------------------- ------------------------- ------------------------

For the three months ended March 31, 2002, Natural Resources had operating income of $5.0 million, compared to $0.6 million for the quarter ended March 31, 2001. Operating income improved due to a 18% decrease in average cost per ton of coal produced and increased coal selling prices, which was partially offset by a decrease in the selling price of natural gas as compared to prior year. The Company's business interruption insurance continues to offset the impact of limited production and shipments at Mine No. 5. During the first quarter of 2002, operating income includes approximately $7.3 million of income from business interruption insurance.

GENERAL CORPORATE EXPENSES

General corporate expenses were $9.0 million during the three months ended March 31, 2002 compared to $7.6 million for the three months ended March 31, 2001. The increase was principally due to higher professional fees related to converting Mid-State Homes' accounting for time charge income to the interest method.

FINANCIAL CONDITION

Net receivables, consisting principally of trade receivables, were $246.9 million at March 31, 2002, an increase of $23.3 million from December 31, 2001. Net receivables increased $15.0 million due to insurance claims related to the accident at one of the Company's mines and also increased due to the increase in net sales from the fourth quarter of 2001 to the first quarter of 2002.

Accrued expenses of $131.4 million at March 31, 2002 decreased $11.1 million compared to December 31, 2002 due to the timing of certain payroll related expenses.

The allowance for losses on instalment notes receivable was $11.0 million at March 31, 2002 and December 31, 2001. Delinquencies (the percentage of amounts outstanding over 30 days past due) declined from 7.6% at December 30, 2001 to 6.5% at March 31, 2002. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

                                             For the three months ended
                                             --------------------------
                                             March 31,        March 31,
                                               2002             2001
                                             --------         --------
       Balance at beginning of period        $ 11,000         $ 10,300
       Provisions charged to income             1,481            2,444
       Charge-offs, net of recoveries          (1,481)          (3,144)
                                             --------         --------
       Balance at end of period              $ 11,000         $  9,600
                                             ========         ========

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 2001, total debt has decreased by $0.7 million. During the three month period ended March 31, 2002, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement totaled $34.5 million. Payments on the mortgage-backed/asset-backed notes amounted to $50.7 million. Other senior debt increased by $15.5 million, principally to fund the increased insurance receivable outstanding at Jim Walter Resources.

At March 31, 2002 borrowings under the Revolving Credit Facility totaled $99.0 million, an increase of $15.5 million compared to December 31, 2001. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At March 31, 2002 letters of credit with a face amount of $62.0 million were outstanding. At March 31, 2002 approximately $189.0 million was available under the revolving credit facility.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries are required to maintain specified financial ratios and comply with certain financial tests. The Company was in compliance with these covenants at March 31, 2002.

The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at March 31, 2002. Trust IX originally expired February 4, 2002, but was renewed to February 23, 2003.

STATEMENT OF CASH FLOWS

Cash and cash equivalents were approximately $13.5 million at March 31, 2002. Operating cash flows for the three months ended March 31, 2002 together with borrowings under the Revolving Credit Facility were primarily used for capital expenditures, dividends and to purchase 75,000 shares of common stock under the stock repurchase program.

Cash flow from operating activities for the three months ended March 31, 2002, were $8.2 million, principally representing net income for the period and non-cash charges for depreciation and amortization, offset by an increase in working capital. The increase in working capital reflected higher inventory levels at U.S. Pipe and JW Aluminum, higher receivables at Natural Resources and lower accrued expenses.

Capital expenditures totaled $14.3 in the three months ended March 31, 2002. Commitments for capital expenditures at March 31, 2002 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2002 will approximate $75 - $85 million. Actual expenditures in 2002 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

In the three months ended March 31, 2002, the Company spent $0.7 million to repurchase 75,000 shares of its Common Stock. In February 2002, the Board of Directors increased the Company's stock buyback authorization to $25.0 million.

During the first quarter of 2002, the Board of Directors approved a $0.03 per share dividend payable March 20, 2002 to shareholders of record on February 20, 2002. On April 29, 2002, the Board of Directors declared a $0.03 per share dividend payable on June 12, 2002 to shareholders of record on May 15, 2002.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk on the instalment notes receivable portfolio and (ii) interest rate risk on short- and long-term borrowings. In the past, the Company has periodically used derivative financial instruments to manage interest rate risk. At March 31, 2002 there were no such instruments outstanding.

In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and anticipated purchases and sales of natural gas. The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. As of March 31, 2002, swap contracts to hedge anticipated purchases in 2002 of natural gas totaling 330,116 mmbtu were outstanding at prices ranging from $2.87 to $3.45 per mmbtu. At March 31, 2002, the net unrealized loss from these hedging instruments, was recorded in other liabilities and accumulated other comprehensive (loss). In April 2002, the Company entered into another swap contract to hedge anticipated purchases in 2002 of natural gas totaling 200,000 mmbtu at prices ranging from $2.51 to $3.11.

During April 2002, the Company hedged natural gas production of 1,800,000 mmbtu at prices ranging from $2.73 to $3.47 with swap contracts. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. If there are differences between natural gas prices and the swap contracts during the year, these swap contracts may result in material net payments from or to the Company that will be recognized and included in net sales in the statement of operations.

The Company is also subject to a limited amount of foreign currency risk, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

On April 30, the Financial Accounting Standards Board issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on April 25, 2002, the following proposals were submitted to the Stockholders:

         1.     The election of the following directors:

                        DIRECTOR                       FOR           WITHHELD          BROKER NON-VOTES
                        --------                       ---           --------          ----------------
               Donald N. Boyce                      38,893,173        468,092                 0
               Howard L. Clark, Jr.                 39,044,684        316,581                 0
               Don DeFosset                         39,043,977        317,288                 0
               Perry Golkin                         39,039,826        321,439                 0
               Scott C. Nuttall                     39,044,298        316,967                 0
               Bernard G. Rethore                   39,039,284        321,981                 0
               Wayne W. Robinson                    39,044,084        317,181                 0
               Neil A. Springer                     39,036,984        324,281                 0
               Michael T. Tokarz                    39,010,616        350,649                 0

         2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year ending December 31, 2002: For, 38,734,983; Against, 621,966;
                Abstain, 1,059,915; and Broker Non-Votes, 0.

         3. A proposal to approve the 2002 Long-term Incentive Award Plan of Walter Industries, Inc.: For, 25,963,876; Against, 8,717,677; Abstain, 2,425,481; and Broker Non-Votes, 3,309,830.

Item. 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   None

         (b)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WALTER INDUSTRIES, INC.





/s/ W.F. Ohrt                                  /s/ C. E. Cauthen
----------------------------------             ---------------------------------
W. F. Ohrt                                     C.E. Cauthen
Executive Vice President and                   Senior Vice President, Controller
Principal Financial Officer                    and Principal Accounting Officer



Date:  May 14, 2002