Form 10-Q
period 2002-06-30
WALTER INDUSTRIES INC /NEW/
filed 2002-08-12
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

There were 44,383,456 shares of common stock of the registrant outstanding at July 31, 2002.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,
                                                                              2002                   December 31,
                                                                          (Unaudited)                    2001
                                                                        ----------------           ----------------
                                                                         (in thousands, except share amounts)
ASSETS

Cash and cash equivalents                                               $         13,569           $         11,536
Short-term investments, restricted                                               107,277                    126,751
Marketable securities                                                              1,920                      1,499
Instalment notes receivable, net                                               1,700,307                  1,689,773
Receivables, net                                                                 280,105                    223,630
Inventories                                                                      252,627                    252,781
Prepaid expenses                                                                  17,899                      8,778
Property, plant and equipment, net                                               478,789                    480,586
Assets held for sale                                                              12,460                     12,622
Investments                                                                       13,166                     13,116
Deferred income taxes                                                             21,087                          -
Unamortized debt expense                                                          37,425                     39,918
Other long-term assets, net                                                       33,875                     44,550
Goodwill and other intangibles, net                                              218,933                    423,720
                                                                        ----------------           ----------------
                                                                        $      3,189,439           $      3,329,260
                                                                        ================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                        $        142,210           $        115,293
Accrued expenses                                                                 136,547                    142,565
Income taxes payable                                                              63,854                     68,536
Debt
   Mortgage-backed/asset-backed notes                                          1,811,276                  1,833,442
   Other senior debt                                                             306,400                    308,500
Accrued interest                                                                  32,820                     30,512
Deferred income taxes                                                                  -                     45,037
Accumulated postretirement benefits obligation                                   297,819                    296,178
Other long-term liabilities                                                       46,663                     48,546

Stockholders' equity
   Common stock, $.01 par value per share:
     Authorized  - 200,000,000 shares
     Issued - 55,561,682 and 55,379,270 shares                                       555                        554
   Capital in excess of par value                                              1,156,861                  1,157,202
   Accumulated deficit                                                          (665,688)                  (577,438)
   Treasury stock - 11,178,292 and 11,103,292 shares, at cost                   (135,291)                  (134,565)
   Accumulated other comprehensive loss                                           (4,587)                    (5,102)
                                                                        ----------------           ----------------
         Total stockholders' equity                                              351,850                    440,651
                                                                        ----------------           ----------------
                                                                        $      3,189,439           $      3,329,260
                                                                        ================           ================

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three months ended
                                                                                           June 30,
                                                                         ------------------------------------------
                                                                               2002                       2001
                                                                         ---------------           ----------------
                                                                          (in thousands, except per share amounts)
Net sales and revenues:
   Net sales                                                             $       441,618           $        455,786
   Time charge income                                                             54,274                     55,235
   Miscellaneous                                                                   5,548                      5,822
                                                                         ---------------           ----------------
                                                                                 501,440                    516,843
                                                                         ---------------           ----------------

Cost and expenses:
   Cost of sales                                                                 352,087                    368,682
   Depreciation                                                                   16,794                     15,469
   Selling, general and administrative                                            49,426                     47,963
   Provision for losses on instalment notes                                        1,438                      2,424
   Postretirement benefits                                                         4,369                      2,933
   Interest and amortization of debt expense                                      38,949                     43,409
   Amortization of goodwill and other intangibles                                  1,907                      9,295
                                                                         ---------------           ----------------
                                                                                 464,970                    490,175
                                                                         ---------------           ----------------

Income before income taxes                                                        36,470                     26,668
Income tax expense                                                               (12,256)                   (12,337)
                                                                         ---------------           ----------------
Net income                                                               $        24,214           $         14,331
                                                                         ===============           ================

Basic net income per share                                               $           .55           $            .32
                                                                         ===============           ================

Diluted net income per share                                             $           .54           $            .32
                                                                         ===============           ================

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       Six months ended
                                                                                           June 30,
                                                                         ------------------------------------------
                                                                               2002                       2001
                                                                         ---------------           ----------------
                                                                           (in thousands, except per share amounts)
Net sales and revenues:
   Net sales                                                             $       829,656           $        860,653
   Time charge income                                                            108,028                    109,576
   Miscellaneous                                                                   9,181                     10,695
                                                                         ---------------           ----------------
                                                                                 946,865                    980,924
                                                                         ---------------           ----------------

Cost and expenses:
   Cost of sales                                                                 665,210                    694,144
   Depreciation                                                                   33,351                     31,587
   Selling, general and administrative                                           100,485                     95,327
   Provision for losses on instalment notes                                        2,948                      4,868
   Postretirement benefits                                                         8,748                      8,405
   Interest and amortization of debt expense                                      79,290                     90,176
   Amortization of goodwill and other intangibles                                  3,787                     18,557
                                                                         ---------------           ----------------
                                                                                 893,819                    943,064
                                                                         ---------------           ----------------

Income before income tax expense and cumulative
 effect of change in accounting principle                                         53,046                     37,860
Income tax expense                                                               (15,349)                   (18,103)
                                                                         ---------------           ----------------
Income before cumulative effect of change in
 accounting principle                                                             37,697                     19,757
                                                                         ---------------           ----------------
Cumulative effect of change in accounting principle
 (net of income tax of $75,053)                                                 (125,947)                         -
                                                                         ---------------           ----------------
Net income (loss)                                                        $       (88,250)          $         19,757
                                                                         ===============           ================

Basic net income (loss) per share:
Income per share before cumulative effect of change
 in accounting principle                                                 $           .85           $            .43
                                                                         ---------------           ----------------
Cumulative effect of change in accounting principle                      $         (2.84)          $              -
                                                                         ---------------           ----------------
Basic net income (loss) per share                                        $         (1.99)          $            .43
                                                                         ===============           ================

Diluted net income (loss) per share:
Income per share before cumulative effect of change
 in accounting principle                                                 $           .84           $            .43
                                                                         ---------------           ----------------
Cumulative effect of change in accounting principle                      $         (2.81)          $              -
                                                                         ---------------           ----------------
Diluted net income (loss) per share                                      $         (1.97)          $            .43
                                                                         ===============           ================

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                                 Accumulated
                                                                                    Other
                                                    Comprehensive  Accumulated  Comprehensive   Common      Capital in   Treasury
                                          Total          Loss        Deficit        Loss         Stock        Excess      Stock
                                       ----------   ------------   -----------   -----------  -----------  -----------  ----------
Balance at December 31, 2001           $  440,651                  $  (577,438)  $    (5,102) $       554  $ 1,157,202  $ (134,565)
Comprehensive income (loss):
  Net loss                                (88,250)  $    (88,250)      (88,250)
  Other comprehensive loss, net of tax:
    Net unrealized gain on hedge              311            311                         311
    Foreign currency translation
     adjustment                               204            204                         204
                                                    ------------
Comprehensive loss                                  $    (87,735)
                                                    ============
Stock issued on exercise of
    stock options                           2,313                                                       1        2,312
Purchases of treasury stock                  (726)                                                                            (726)
Dividends paid                             (2,653)                                                              (2,653)
                                       ----------                  -----------   -----------  -----------  -----------  ----------
Balance at June 30, 2002               $  351,850                  $  (665,688)  $    (4,587) $      555   $ 1,156,861  $ (135,291)
                                       ==========                  ===========   ===========  ===========  ===========  ==========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                     Six months ended
                                                                                          June 30,
                                                                         ------------------------------------------
                                                                               2002                       2001
                                                                         ---------------           ----------------
OPERATING ACTIVITIES
   Net income (loss)                                                     $       (88,250)          $         19,757
   Charges to income (loss) not affecting cash:
     Depreciation                                                                 33,351                     31,587
     Cumulative effect of change in accounting principle, net of tax             125,947                          -
     Provision for deferred income taxes                                           8,929                     15,389
     Accumulated postretirement benefits obligation                                1,641                      6,160
     Provision for (benefit from) other long-term liabilities                     (1,883)                     5,580
     Amortization of goodwill and other intangibles                                3,787                     18,557
     Amortization of debt expense                                                  2,586                      2,622
                                                                         ---------------           ----------------
                                                                                  86,108                     99,652
   Decrease (increase) in assets:
     Short-term investments, restricted                                           19,474                    (11,701)
     Marketable securities                                                          (421)                    (1,925)
     Instalment notes receivable, net (a)                                        (10,534)                    (2,493)
     Receivables, net                                                            (56,475)                   (30,884)
     Inventories                                                                     154                        374
     Prepaid expenses                                                             (9,121)                     1,500
   Increase (decrease) in liabilities:
     Accounts payable                                                             26,917                    (26,502)
     Accrued expenses                                                             (6,018)                     4,964
     Income taxes payable                                                         (4,682)                     1,039
     Accrued interest                                                              2,308                      2,616
                                                                         ---------------           ----------------
       Cash flows from operating activities                                       47,710                     36,640
                                                                         ---------------           ----------------
INVESTING ACTIVITIES
   Additions to property, plant and equipment, net of retirements                (31,392)                   (29,323)
   Decrease (increase) in investments and other assets                            10,625                     (5,854)
                                                                         ---------------           ----------------
       Cash flows used in investing activities                                   (20,767)                   (35,177)
                                                                         ---------------           ----------------
FINANCING ACTIVITIES
   Issuance of debt                                                              275,305                    443,207
   Retirement of debt                                                           (299,571)                  (431,365)
   Additions to unamortized debt expense                                             (93)                      (500)
   Purchases of treasury stock                                                      (726)                   (12,228)
   Dividends paid                                                                 (2,653)                    (3,183)
   Net unrealized gain on hedge                                                      311                      3,193
   Exercise of employee stock options                                              2,313                        144
                                                                         ---------------           ----------------
       Cash flows used in financing activities                                   (25,114)                      (732)
                                                                         ---------------           ----------------
EFFECT OF EXCHANGE RATE ON CASH                                                      204                       (161)
                                                                         ---------------           ----------------
Net increase in cash and cash equivalents                                          2,033                        570
Cash and cash equivalents at beginning of period                                  11,536                     11,513
                                                                         ---------------           ----------------
Cash and cash equivalents at end of period                               $        13,569           $         12,083
                                                                         ===============           ================

(a) Consists of sales and resales, net of repossessions and provision for losses, of $211.4 million and $193.3 million and reduced by cash collections on account and payouts in advance of maturity of $200.9 million and $190.8 million, for the six months ended June 30, 2002 and 2001, respectively.

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to prior year's amounts to conform to the current period classifications, including reclassifications as a result of adopting FAS No. 142, "Goodwill and Other Intangible Assets". These reclassifications had no effect on reported earnings.

NOTE 2 - RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments at June 30, 2002 and December 31, 2001 include
(i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, IX and X (the "Trusts") ($101.3 million and $120.5 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.0 million and $6.3 million), respectively.

NOTE 3 - MINE ACCIDENT RECEIVABLE

In September 2001, an explosion and fire occurred at one of the Company's mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. For the three months and six months ended June 30, 2002, approximately $7.4 million and $14.7 million, respectively, that is expected to be recovered from business interruption insurance was recorded as a reduction to cost of sales in the statement of operations. In addition, for the three months and six months ended June 30, 2002, approximately $5.8 million and $14.0 million, respectively, have been incurred for re-entry costs and replacement of property and equipment. These expenses are not recorded in the accompanying statement of operations as the amounts are expected to be recovered through property and casualty insurance. Approximately $22.1 million and $8.2 million of business interruption and property and casualty insurance receivables were included in the consolidated balance sheet at June 30, 2002 and December 31, 2001, respectively. Through June 30, 2002, approximately $17.8 million of insurance proceeds had been received.

NOTE 4 - INSTALMENT NOTES RECEIVABLE

The instalment notes receivable is summarized as follows (in thousands):

                                                                             June 30,                 December 31,
                                                                               2002                       2001
                                                                         --------------            -----------------
         Instalment Notes Receivable                                     $    1,711,536            $       1,700,773
         Less:  Allowance for losses on instalment notes                        (11,229)                     (11,000)
                                                                         --------------            -----------------
         Net                                                             $    1,700,307            $       1,689,773
                                                                         ==============            =================

Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

                                                                                    For the six months ended
                                                                         -------------------------------------------
                                                                             June 30,                   June 30,
                                                                               2002                       2001
                                                                         --------------            -----------------
         Balance at beginning of period                                  $       11,000            $          10,300
         Provisions charged to income                                             2,948                        4,868
         Charge-offs, net of recoveries                                          (2,719)                      (5,868)
                                                                         --------------            -----------------
         Balance at end of period                                        $       11,229            $           9,300
                                                                         ==============            =================

NOTE 5 - INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                                   June 30,            December 31,
                                                                                     2002                  2001
                                                                                --------------       ---------------
         Finished goods                                                         $      142,501       $       155,898
         Goods in process                                                               46,963                34,630
         Raw materials and supplies                                                     56,664                56,425
         Houses held for resale                                                          6,499                 5,828
                                                                                --------------       ---------------
         Total inventories                                                      $      252,627       $       252,781
                                                                                ==============       ===============

NOTE 6 - DEBT

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                                                   June 30,            December 31,
                                                                                     2002                  2001
                                                                                --------------       ---------------
       Mortgage-Backed/Asset-Backed Notes and
       Variable Funding Loan:
          Trust II Mortgage-Backed Notes                                        $       64,600       $        96,900
          Trust IV Asset Backed Notes                                                  463,558               477,803
          Trust VI Asset Backed Notes                                                  271,773               286,131
          Trust VII Asset Backed Notes                                                 238,338               250,558
          Trust VIII Asset Backed Notes                                                311,518               330,797
          Trust IX Variable Funding Loan                                                83,005                     -
          Trust X Asset Backed Notes                                                   378,484               391,253
                                                                                --------------       ---------------
                                                                                     1,811,276             1,833,442
                                                                                --------------       ---------------
          Other senior debt:
          Walter Industries, Inc.
              Revolving Credit Facility                                                 81,400                83,500
              Term Loan                                                                225,000               225,000
                                                                                --------------       ---------------
                                                                                       306,400               308,500
                                                                                --------------       ---------------
       Total                                                                    $    2,117,676       $     2,141,942
                                                                                ==============       ===============

NOTE 7 - INCOME TAXES

During the first quarter of 2002, the Company's capital loss carryforward increased, which resulted in a $2.8 million decrease in income tax expense. This increase was due to a change in the consolidated return loss disallowance rules which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components.

NOTE 8 - STOCKHOLDERS' EQUITY

Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                                             Shares                      Amount
                                                                         -------------              --------------
       Treasury stock at December 31, 2001                                      11,103              $      134,565
       Share repurchases for the six months
        ended June 30, 2002                                                         75                         726
                                                                         -------------              --------------
       Total held in treasury at June 30, 2002                                  11,178              $      135,291
                                                                         =============              ==============

NOTE 9 - NET INCOME (LOSS) PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands, except per share data):

                                                                             Three Months Ended June 30,
                                                           -----------------------------------------------------------
                                                                       2002                           2001
                                                           ---------------------------    ----------------------------
                                                               Basic          Diluted         Basic           Diluted
                                                           ------------    -----------    -----------     ------------
         Net income                                        $     24,214    $    24,214    $    14,331     $     14,331
                                                           ============    ===========    ===========     ============

         Shares of common stock outstanding:
         Average number of common shares (a)                     44,297         44,297         44,974           44,974
         Effect of diluted securities:
         Stock options (b)                                            -            609              -              345
                                                           ------------    -----------    -----------     ------------
                                                                 44,297         44,906         44,974           45,319
                                                           ============    ===========    ===========     ============
         Net income per share                              $        .55    $       .54    $       .32     $        .32
                                                           ============    ===========    ===========     ============

                                                                              Six Months Ended June 30,
                                                           -----------------------------------------------------------
                                                                       2002                           2001
                                                           ---------------------------    ----------------------------
                                                               Basic          Diluted         Basic           Diluted
                                                           ------------    -----------    -----------     ------------
         Net income (loss)                                 $    (88,250)   $   (88,250)   $    19,757     $     19,757
                                                           ============    ===========    ===========     ============

         Shares of common stock outstanding:
         Average number of common shares (a)                     44,278         44,278         45,455           45,455
         Effect of diluted securities:
         Stock options (b)                                            -            451              -              241
                                                           ------------    -----------    -----------     ------------
                                                                 44,278         44,729         45,455           45,696
                                                           ============    ===========    ===========     ============
         Net income (loss) per share                       $      (1.99)   $     (1.97)   $       .43     $        .43
                                                           ============    ===========    ===========     ============

(a) The three and six months ended June 30, 2002 and 2001 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

On February 7, 2002, the Board of Directors approved a $0.03 per share dividend payable March 20, 2002 to shareholders of record on February 20, 2002. On April 29, 2002, the Board of Directors declared a $0.03 per share dividend payable on June 12, 2002 to shareholders of record on May 15, 2002. On August 5, 2002, the Board of Directors declared a $0.03 per share dividend, payable on September 12, 2002, to shareholders of record on August 15, 2002.

NOTE 10 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                                                    Three months ended
                                                                                          June 30,
                                                                         -----------------------------------------
                                                                               2002                       2001
                                                                         ---------------           ----------------
       Net sales and revenues:
         Homebuilding                                                    $        67,454           $         58,879
         Financing                                                                58,931                     60,586
         Industrial Products                                                     192,425                    198,712
         Carbon and Metals                                                       118,556                    135,867
         Natural Resources                                                        65,571                     67,135
         Other                                                                     3,517                      2,493
         Consolidating Eliminations                                               (5,014)                    (6,829)
                                                                         ---------------           ----------------
           Net sales and revenues                                        $       501,440           $        516,843
                                                                         ===============           ================
       Operating income (a) :
         Homebuilding                                                    $         3,985           $          1,229
         Financing                                                                13,616                     14,383
         Industrial Products                                                      16,189                     20,342
         Carbon and Metals                                                         3,589                      6,864
         Natural Resources                                                        10,412                      2,846
         Consolidating Eliminations                                                 (867)                    (1,206)
                                                                         ---------------           ----------------
           Operating income                                                       46,924                     44,458
         Less:  General corporate expense                                          5,775                      8,686
                Senior debt interest expense                                       4,679                      9,104
                                                                         ---------------           ----------------
         Income before tax expense                                                36,470                     26,668
         Income tax expense                                                       12,256                     12,337
                                                                         ---------------           ----------------
           Net income                                                    $        24,214           $         14,331
                                                                         ===============           ================
       Depreciation:
         Homebuilding                                                    $           925           $          1,026
         Financing                                                                    53                         35
         Industrial Products                                                       8,488                      7,961
         Carbon and Metals                                                         2,948                      2,563
         Natural Resources                                                         3,386                      2,907
         Other                                                                       994                        977
                                                                         ---------------           ----------------
           Total                                                         $        16,794           $         15,469
                                                                         ===============           ================

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                                                   Three months ended
                                                                                         June 30,
                                                                         ------------------------------------------
                                                                               2002                      2001
                                                                         ---------------           ----------------
         Homebuilding                                                    $             -           $          2,245
         Financing                                                                 1,716                      2,027
         Industrial Products                                                           -                      2,600
         Carbon and Metals                                                             -                      2,157
         Natural Resources                                                             -                          -
         Other                                                                       191                        266
                                                                         ---------------           ----------------
                                                                         $         1,907           $          9,295
                                                                         ===============           ================

                                                                                     Six months ended
                                                                                          June 30,
                                                                         ------------------------------------------
                                                                               2002                       2001
                                                                         ---------------           ----------------
       Net sales and revenues:
         Homebuilding                                                    $       130,965           $        113,036
         Financing                                                               117,732                    121,716
         Industrial Products                                                     340,215                    380,406
         Carbon and Metals                                                       240,302                    240,966
         Natural Resources                                                       122,488                    133,441
         Other                                                                     5,105                      4,320
         Consolidating Eliminations                                               (9,942)                   (12,961)
                                                                         ---------------           ----------------
           Net sales and revenues                                        $       946,865           $        980,924
                                                                         ===============           ================
       Operating income (a):
         Homebuilding                                                    $         7,110           $            270
         Financing                                                                25,522                     26,101
         Industrial Products                                                      23,511                     36,627
         Carbon and Metals                                                         7,531                     10,580
         Natural Resources                                                        15,459                      3,453
         Consolidating Eliminations                                               (1,695)                    (2,489)
                                                                         ---------------           ----------------
           Operating income                                                       77,438                     74,542
         Less:  General corporate expense                                         14,805                     16,261
                Senior debt interest expense                                       9,587                     20,421
                                                                         ---------------           ----------------
         Income before tax expense and cumulative effect of
           change in accounting principle                                         53,046                     37,860
         Income tax expense                                                       15,349                     18,103
                                                                         ---------------           ----------------
         Income before cumulative effect of change
           in accounting principle                                                37,697                     19,757
         Cumulative effect of change in accounting
           principle (net of tax)                                               (125,947)                         -
                                                                         ---------------           ----------------
           Net income                                                    $       (88,250)          $         19,757
                                                                         ===============           ================
       Depreciation:
         Homebuilding                                                    $         1,866           $          2,080
         Financing                                                                   104                         69
         Industrial Products                                                      16,706                     16,120
         Carbon and Metals                                                         5,935                      5,568
         Natural Resources                                                         6,734                      5,814
         Other                                                                     2,006                      1,936
                                                                         ---------------           ----------------
           Total                                                         $        33,351           $         31,587
                                                                         ===============           ================

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                                                    Six months ended
                                                                                         June 30,
                                                                         ------------------------------------------
                                                                               2002                      2001
                                                                         ---------------           ----------------
         Homebuilding                                                    $             -           $          4,465
         Financing                                                                 3,408                      4,078
         Industrial Products                                                           -                      5,171
         Carbon and Metals                                                             -                      4,315
         Natural Resources                                                             -                          -
         Other                                                                       379                        528
                                                                         ---------------           ----------------
                                                                         $         3,787           $         18,557
                                                                         ===============           ================

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF FAS STATEMENT 142

The Company adopted FAS No. 142, "Goodwill and Other Intangible Assets" effective on January 1, 2002. Under FAS 142, goodwill and intangible assets that have an indefinite useful life are no longer subject to amortization. Instead, FAS 142 requires goodwill and intangible assets that have an indefinite life to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment.

GOODWILL
As of December 31, 2001, the Company had $423.7 million of goodwill, net of accumulated amortization of $592.9 million related to the 1987 acquisition of Jim Walter Corporation and related subsidiaries, and subsequent acquisitions of AIMCOR and three home building companies.

The fair value of each of the Company's reporting units was individually determined using valuation models reflecting the expected future cash flow projections related to each reporting unit, which were discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company's reporting units are similar, although not identical, to its reporting segments. This analysis indicated that the AIMCOR reporting units' carrying value, including tax deductible goodwill, exceeded its fair value. The Company then determined that the carrying value of the AIMCOR reporting units' goodwill exceeded the fair value of its goodwill.

As a result of implementing this new goodwill impairment testing standard, the Company recorded a goodwill impairment loss of $125.9 million, net of taxes of $75.1 million, related to the AIMCOR reporting units which was accounted for as a cumulative effect of a change in accounting principle. This goodwill impairment resulted from a change in the profitability of the business since its acquisition due to increased competition and eroding industry margins.

The following is a reconciliation of reported net income to adjusted net income after adding back discontinued amortization:

                                                        For the three            For the three
                                                        Months ended             Months ended
                                                        June 30, 2002            June 30, 2001
                                                         ------------            --------------
   Reported net income                                  $      24,214            $      14,331
   Add back:  Goodwill amortization (net of tax)                    -                    6,328
                                                        -------------            -------------
   Adjusted net income                                  $      24,214            $      20,659
                                                        =============            =============

   Basic Net Income Per Share:
   Reported basic net income per share                  $        0.55            $        0.32
   Add back:  Goodwill amortization (net of tax)                    -                     0.14
                                                        -------------            -------------
   Adjusted basic net income per share                  $        0.55            $        0.46
                                                        =============            =============

   Diluted Net Income Per Share:
   Reported diluted net income per share                $        0.54            $        0.32
   Add back:  Goodwill amortization (net of tax)                    -                     0.14
                                                        -------------            -------------
   Adjusted diluted net income per share                $        0.54            $        0.46
                                                        =============            =============

                                                         For the six              For the six
                                                         Months ended             Months ended
                                                        June 30, 2002            June 30, 2001
                                                       --------------            -------------
   Reported income before cumulative effect
    of change in accounting principle                  $       37,697            $      19,757
   Cumulative effect of change in
    accounting principle (net of tax)                        (125,947)                       -
                                                       --------------            -------------
   Reported net income (loss)                                 (88,250)                  19,757
   Add back:  Goodwill amortization (net of tax)                    -                   12,602
                                                       --------------            -------------
   Adjusted net income (loss)                          $      (88,250)           $      32,359
                                                       ==============            =============

   Basic Net Income (Loss) Per Share:
   Reported basic net income per share before
    cumulative effect of change in accounting
    principle                                          $         0.85            $        0.43
   Cumulative effect of change in
    accounting principle (net of tax)                           (2.84)                       -
                                                       --------------            -------------
   Reported basic net income (loss) per share                   (1.99)                    0.43
   Add back:  Goodwill amortization (net of tax)                    -                     0.28
                                                       --------------            -------------
   Adjusted basic net income (loss) per share          $        (1.99)           $        0.71
                                                       ==============            =============

   Diluted Net Income (Loss) Per Share:
   Reported diluted net income per share before
    cumulative effect of change in accounting
    principle                                          $         0.84            $        0.43
   Cumulative effect of change in
    accounting principle (net of tax)                           (2.81)                       -
                                                       --------------            -------------
   Reported diluted net income (loss) per share                 (1.97)                    0.43
   Add back:  Goodwill amortization (net of tax)                    -                     0.28
                                                       --------------            -------------
   Adjusted diluted net income (loss) per share        $        (1.97)           $        0.71
                                                       ==============            =============

DEFINITE LIVED INTANGIBLES
The Company identified and reclassified definite lived intangible assets, which met recognition criteria under FAS No. 141, "Business Combinations", from goodwill to definite lived intangibles. These intangible assets have historically been amortized by the Company and will continue to be amortized over their useful lives.

Definite lived intangible assets at January 1, 2002 and June 30, 2002 consisted of intangibles associated with the instalment notes receivable portfolio of $30.8 million and $27.0 million, net of accumulated amortization, respectively. Definite lived intangible assets amortization expense was $1.9 million and $2.2 million for the three-months ended June 30, 2002 and 2001 and $3.8 million and $4.5 million for the six-months ended June 30, 2002 and 2001. Estimated intangible asset amortization expense based on current payment schedules adjusted for current prepayment speeds for the full year 2002 is expected to be approximately $7.0 million and approximately $6.0 million, $5.0 million, $4.0 million, and $3.0 million for 2003, 2004, 2005 and 2006, respectively.

CHANGES IN CARRYING AMOUNT
The changes in the carrying amount of goodwill and intangibles by reportable segment for the six months ended June 30, 2002 are as follows (in thousands):

                                                        GOODWILL                       INTANGIBLES
                                     -------------------------------------------------------------
                                                               INDUSTRIAL    CARBON     FINANCING
                                     HOMEBUILDING   FINANCING   PRODUCTS    & METALS     & OTHER     TOTALS
                                     ------------------------------------------------------------------------
Net balance as of January 1, 2002    $     63,210   $  41,698   $  60,868   $ 257,944           -   $ 423,720
Reclasses                                       -     (30,803)          -           -   $  30,803           -
Impairment Loss                                 -           -           -    (201,000)          -    (201,000)
Amortization                                    -           -           -           -      (3,787)     (3,787)
                                     ------------------------------------------------------------------------
Net balance as of June 30, 2002      $     63,210   $  10,895   $  60,868   $  56,944   $  27,016   $ 218,933
                                     ========================================================================

Goodwill and definite lived intangible assets will be reviewed for impairment on an annual basis, or more frequently if significant events occur that indicate that an impairment could exist. The Company will perform its annual impairment review as of the beginning of each fiscal year, commencing with January 1, 2003.

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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity's fiscal year. The Company is in the process of analyzing any potential effect of applying this new standard.

In April 2002, the Financial Accounting Standards Board issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS No. 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No.146, "Accounting for Exit or Disposal Activities". FAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The scope of FAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
         AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 10 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net sales and revenues for the three months ended June 30, 2002 were $501.4 million, a decrease of $15.4 million from the quarter ended June 30, 2001. Revenue declines within the Industrial Products, Financing, Carbon and Metals, and Natural Resources segments were partially offset by an increase in the Homebuilding segment. Industrial Products shipped fewer tons of pipe, reflecting the impact of the economic slowdown on demand, and received lower prices for these products, which was partially offset by increased shipments of aluminum products. Financing revenue decreased due to lower portfolio yields and slower prepayment speeds. Revenues were lower in Carbon and Metals due to fewer shipments, which were partially offset by increased calcined coke pricing and new terminal business. Natural Resources revenues were lower due to lower gas prices and fewer tons of coal shipments, which were partially offset by higher coal prices. Homebuilding revenues improved on higher unit completions and increased average selling prices.

Cost of sales, exclusive of depreciation, of $352.1 million was 79.7% of net sales in the 2002 period versus $368.7 million and 80.9% of net sales in the comparable period of 2001. The decrease of $16.6 million is primarily due to reduced volumes in the Industrial Products and Natural Resources segments combined with cost reductions and productivity improvements across the Company.

Depreciation for the three months ended June 30, 2002 was $16.8 million, an increase of $1.3 million from the same period in 2001.

Selling, general and administrative expenses were $49.4 million in the 2002 period, compared to $48.0 million in 2001. The increase in expenses for the current period was due to the Homebuilding segment's continued expansion into new markets and higher legal and other professional expenses in the Industrial Products segment and included in general corporate expense.

Provision for losses on instalment notes decreased to $1.4 million in the 2002 period, compared to $2.4 million in 2001 due to improved portfolio performance.

Interest and amortization of debt expense was $38.9 million in the 2002 period, a decrease of $4.5 million from the same period in 2001 primarily due to lower interest rates and reduced borrowings. The average rate of interest for the three months ended June 30, 2002, was 7.1% as compared to 7.6% for the three months ended June 30, 2001.

Amortization expense for goodwill and other intangibles was $1.9 million in the 2002 period, compared to $9.3 million from the same period in 2001. The decrease of $7.4 million was due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 which requires the discontinuance of amortization for all goodwill and indefinite-lived intangible assets.

The Company's effective tax rate for the three months ended June 30, 2002 differed from the federal statutory tax rate primarily due to the utilization of certain federal tax credits and the effect of state and foreign income taxes. The effective tax rate for the three months ended June 30, 2001 differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, and the effect of state and foreign income taxes.

Net income for the three months ended June 30, 2002 was $24.2 million, or $0.54 per diluted share, compared to $14.3 million, or $0.32 per diluted share, in the comparable 2001 period. The 2001 period included approximately $6.3 million, or $0.14 per share, of after-tax goodwill amortization, which is no longer being expensed under FAS 142. On a comparable basis, the three months ended June 30, 2002 was up 17%, or $0.08 per share, versus $0.46 per share in the comparable 2001 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING

Net sales and revenues were $67.5 million for the three months ended June 30, 2002, an increase of $8.6 million from the quarter ended June 30, 2001. As compared to the same quarter in the prior year, the Company completed more homes and had an increase in average net selling price. Average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

                                   Three months ended     Three months ended
                                      June 30, 2002          June 30, 2001
     ---------------------------  -------------------     ------------------
     Homes Completed                            1,081                    998
     ---------------------------  -------------------     ------------------
     Average Net Selling Price    $            62,300     $           58,400
     ---------------------------  -------------------     ------------------

The estimated backlog of homes to be constructed at June 30, 2002 was $127.6 million compared to $110.9 million at December 31, 2001 and $116.0 million at June 30, 2001.

Operating income was $4.0 million for the three months ended June 30, 2002 compared to $1.2 million in the prior year period. The $2.8 million increase was principally caused by a $2.2 million decrease in goodwill amortization, improved operating margins on home sales and increased unit completions. Margins increased principally from higher average selling prices and productivity improvements.

FINANCING

Net sales and revenues were $58.9 million in the 2002 period, a decrease of $1.7 million from $60.6 million for the prior year period. The decrease was primarily attributable to lower interest income generated from restricted cash balances. Operating income was $13.6 million in the 2002 period, down slightly from $14.4 million in the prior year, primarily as the result of lower portfolio yields and slower prepayment speeds of 6.4% in the 2002 period compared to 6.7% in the prior year period. Repossession inventory units at June 30, 2002 increased by 11% compared to March 31, 2002, primarily reflecting slower sales attributable to the economic slowdown. Delinquencies (the percentage of amounts outstanding over 30 days past due) improved to 6.8% at June 30, 2002 from 7.1% at June 30, 2001.

INDUSTRIAL PRODUCTS

Net sales and revenues were $192.4 million for the three months ended June 30, 2002, a decrease of $6.3 million from $198.7 million for the three months ended June 30, 2002. The decrease is due to fewer ductile iron pipe shipments and a decrease in average price per ton for ductile iron pipe products attributable to the economic slowdown and pricing competition within the industry. Partially offsetting the decreases in ductile iron pipe was an increase in shipments of aluminum products compared to the prior year due to increased sales of building products. Compared to the quarter ended June 30, 2001, U.S. Pipe revenues were down 9% and pipe shipments decreased 5%, while aluminum shipments for the 2002 period were 24% higher than the 2001 period.

U.S. Pipe has implemented a new ERP System, revising the method of calculating order backlog. The order backlog consisting of pressure pipe, valves and hydrants, fittings and castings, calculated under the revised method at June 30, 2002 was $88.8 million, compared to $94.8 million at March 31, 2002 and $75.2 million at December 31, 2001.

Operating income of $16.2 million for the six months ended June 30, 2002 was down $4.1 million from $20.3 million for the three months ended June 30, 2001. Operating income decreased due to the lower volume and decrease in prices for ductile iron pipe products. This was partially offset by an increase in shipped pounds of aluminum products by 24% due to a shift in mix to building products from fin stock products because of an increase in building products demand, a $2.6 million reduction in goodwill amortization, improved productivity and decreases in other costs.

CARBON AND METALS

Net sales and revenues were $118.6 million for the three months ended June 30, 2002, a decrease of $17.3 million from the same period in the prior year. The decrease in the current period is a result of lower petroleum and calcined coke volumes due to the ongoing economic weakness affecting both supply and demand. This was partially offset by an increase in calcined coke pricing which reflects a pass through of higher product costs, additional revenues from in-refinery services at two Gulf Coast refineries that began operation in the first quarter of 2002, increases in tons of furnace coke sold and higher pricing for furnace coke in the current quarter as compared to the prior year.

Operating income of $3.6 million was $3.3 million below the prior year. Operating income decreased as a result of supply and demand decreases for petcoke due to ongoing economic weakness affecting the marketplace. Partially offsetting the decreases were higher shipments and increased selling prices of furnace coke and a $2.2 million reduction in goodwill amortization.

NATURAL RESOURCES

Net sales and revenues were $65.6 million for the three months ended June 30, 2002, a decrease of $1.5 million from the $67.1 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to fewer coal tons shipped and a decrease in methane gas selling prices, which was partially offset by an increase in coal selling prices. The decrease in coal tons sold is primarily due to the temporary shutdown at Mine No. 5 caused by the accident on September 23, 2001. The mine had substantially returned to full operation by the end of June 2002.

                                                 Three months ended      Three months ended
                                                   June 30, 2002            June 30, 2001
     ------------------------------------------- -------------------    -------------------
     Average Natural Gas Selling Price (per MCF) $     3.23              $     4.49
     ------------------------------------------- -------------------    -------------------
     Billion Cubic Feet of Natural Gas Sold             2.4                     2.3
     ------------------------------------------- -------------------    -------------------
     Number of Natural Gas Wells                        370                     335
     ------------------------------------------- -------------------    -------------------
     Average Coal Selling Price (per Ton)        $    36.27              $    28.73
     ------------------------------------------- -------------------    -------------------
     Tons of Coal Sold                            1.6 million             1.8 million
     ------------------------------------------- -------------------    -------------------

For the three months ended June 30, 2002, Natural Resources had operating income of $10.4 million, compared to $2.8 million for the quarter ended June 30, 2001. Operating income improved due to a 9.2% decrease in average cost per ton of coal produced and increased coal selling prices, which was partially offset by a decrease in the selling price of natural gas as compared to the prior year. The Company's business interruption insurance continued to offset the impact of limited production and shipments at Mine No. 5. During the second quarter of 2002, operating income includes approximately $7.4 million from business interruption insurance coverage.

GENERAL CORPORATE EXPENSES

General corporate expenses were $5.8 million during the three months ended June 30, 2002 compared to $8.7 million for the three months ended June 30, 2001. This decrease is principally attributable to reduced headcount, lower professional fees and other cost reduction efforts at the corporate office.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net sales and revenues for the six months ended June 30, 2002 were $946.9 million, a decrease of $34.1 million from the comparable six month period in 2001. Revenue declines within the Industrial Products, Financing and Natural Resources segments were partially offset by increases in the Homebuilding segment. Financing revenues decreased due to lower portfolio yields and slower prepayment speeds. Industrial Products shipped fewer tons of ductile iron pipe during the first six months of 2002, reflecting the impact the national recession had on demand for these products, combined with lower selling prices during the first six months of 2002 due to competitive pressures. Revenues were lower in Natural Resources due to a decline in natural gas prices and fewer tons of coal being shipped due to the Mine No. 5 shutdown. Homebuilding revenues improved on higher unit completions and increased average selling price.

Cost of sales, exclusive of depreciation, of $665.2 million was 80.2% of net sales in the 2002 period versus $694.1 million and 80.7% of net sales in the comparable period of 2001. The decrease of $28.9 million is primarily due to reduced volumes in the Industrial Products and Natural Resources segments, partially offset by an increase in completed homes at the Homebuilding segment.

Depreciation for the six months ended June 30, 2002 was $33.4 million, an increase of $1.8 million from the same period in 2001.

Selling, general and administrative expenses were $100.5 million in the 2002 period, compared to $95.3 million in 2001. The increase in expenses for the current period was due to a $2.6 million charge to bad debt expense related to a Carbon and Metal's customer that filed for bankruptcy protection, an increase in professional fees related to converting Mid-State Homes accounting for time charge income to the interest method, continued expansion of Homebuilding into new markets and higher legal and other professional expenses in the Industrial Products segment and at Corporate. These increases were partially offset by decreases related to various productivity and cost reduction projects in place throughout the Company.

Provision for losses on instalment notes decreased to $2.9 million in the 2002 period, compared to $4.9 million in 2001 due to improved portfolio performance.

Interest and amortization of debt expense was $79.3 million in the 2002 period, a decrease of $10.9 million from the same period in 2001 primarily due to lower interest rates and reduced borrowings. The average rate of interest for the six months ended June 30, 2002, was 7.2% as compared to 7.9% for the three months ended June 30, 2001.

Amortization expense for goodwill and other intangibles was $3.8 million in the 2002 period, compared to $18.6 million from the same period in 2001. The decrease of $14.8 million was due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 which requires the discontinuance of amortization for all goodwill and indefinite-lived assets.

The Company's effective tax rate for the six months ended June 30, 2002 differed from the federal statutory tax rate primarily due to a $2.8 million tax benefit related to the November 1998 sale of JW Window Components, the utilization of certain federal tax credits, and the effect of state and foreign income taxes. The $2.8 million tax benefit was from an increased capital loss carryforward due to a change in the consolidated return loss disallowance rules, which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components.

The effective tax rate for the six months ended June 30, 2001 differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, and the effect of state and foreign income taxes.

Net loss for the six months ended June 30, 2002 was $88.3 million, or $1.97 per diluted share, which included a charge of $125.9 million, net of tax, or $2.81 per diluted share, from the cumulative effect of a change in accounting principle related to the transitional goodwill impairment charge associated with the initial adoption of FAS No. 142. In the comparable 2001 period, net income was $19.8 million, or $0.43 per diluted share, which included approximately $12.6 million, or $0.28 per diluted share, of after-tax goodwill amortization which is no longer being expensed under FAS No. 142. On a comparable basis, before the cumulative effect of the change in accounting principle, net income for the six months ended June 30, 2002 was $0.84 per diluted share, up 18% or $0.13 per diluted share, versus $0.71 per diluted share in the comparable 2001 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING

Net sales and revenues were $131.0 million for the six months ended June 30, 2002, an increase of $18.0 million from the quarter ended June 30, 2001. As compared to the prior year, for the six months ended June 30, 2002, the Company completed more homes and had an increase in average net selling price. Average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

                                      Six months ended         Six months ended
                                       June 30, 2002             June 30, 2001
      ----------------------------   -------------------    --------------------
      Homes Completed                            2,101                    1,922
      ----------------------------   -------------------    --------------------
      Average Net Selling Price           $     62,000            $      58,500
      ----------------------------   -------------------    --------------------

Operating income was $7.1 million for the six months ended June 30, 2002 compared to $0.3 million in the prior year period. The $6.8 million increase was principally caused by a $4.5 million decrease in goodwill amortization, improved operating margins on home sales and increased unit completions. Margins increased principally from higher average selling prices and productivity improvements.

FINANCING

Net sales and revenues were $117.7 million in the 2002 period, a decrease of $4.0 million from $121.7 million for the prior year period. The decrease was primarily attributable to lower interest income generated from restricted cash balances. Operating income was $25.5 million in the 2002 period, down slightly from $26.1 million in the prior year, primarily as the result of lower portfolio yields partially offset by faster prepayment speeds of 7.03% in the 2002 period compared to 5.72% in the prior year period. Repossession inventory units at June 30,2002 decreased by 2% compared to December 31, 2001, primarily reflecting lower foreclosure activity and a heavy emphasis on selling slow-moving units.

INDUSTRIAL PRODUCTS

Net sales and revenues were $340.2 million for the six months ended June 30, 2002, a decrease of $40.2 million from $380.4 million for the six months ended June 30, 2002. The decrease is due to fewer ductile iron pipe shipments and a decrease in average price per ton for pipe products attributable to the economic slowdown and pricing competition within the industry, and a decrease in pass-through prime metal costs for aluminum products, which was partially offset by higher aluminum shipments. Compared to the six months ended June 30, 2001, U.S. Pipe revenues were down 14% and pipe shipments decreased 22%, while aluminum shipments for the 2002 period were 7% higher than the 2001 period.

Operating income of $23.5 million for the six months ended June 30, 2002 was down $13.1 million from $36.6 million for the six months ended June 30, 2001. Operating income decreased due to the lower volumes and decreases in prices for ductile iron pipe products, higher scrap iron costs, increased legal expenses and severance expenses related to a 14% workforce reduction at U.S. Pipe. This was partially offset by a $5.2 million reduction in goodwill amortization, higher aluminum sales volumes, improved productivity and decreases in other costs.

CARBON AND METALS

Net sales and revenues were $240.3 million for the six months ended June 30, 2002, a decrease of $0.7 million from the same period in the prior year. The decrease in the current period is a result of lower petroleum and calcined coke volumes due to the ongoing economic weakness affecting both supply and demand. This was partially offset by an increase in calcined coke pricing, which reflects a pass-through of higher product costs, additional revenues from in-refinery services at Gulf Coast refineries, increases in tons of furnace coke sold and higher pricing for furnace coke in the current period as compared to the prior year.

Operating income of $7.5 million was $3.0 million below the prior year. Operating income decreased due to lower volumes and margins and a $2.6 million charge to selling, general and administrative expense as a result of a customer bankruptcy at Sloss. These were partially offset by a $4.3 million reduction in goodwill amortization and an increase in volumes and prices for furnace coke.

NATURAL RESOURCES

Net sales and revenues were $122.5 million for the six months ended June 30, 2002, a decrease of $10.9 million from the $133.4 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to fewer coal tons shipped and a decrease in methane gas selling prices, which was partially offset by an increase in coal selling prices. The decrease in coal tons sold is primarily due to the shutdown at Mine No. 5. The mine had returned to full operation by the end of June 2002.

                                                     Six months ended           Six months ended
                                                       June 30, 2002             June 30, 2001
    -------------------------------------------   ----------------------     -------------------
    Average Natural Gas Selling Price (per MCF)      $    2.75                  $     5.63
    -------------------------------------------   ----------------------     -------------------
    Billion Cubic Feet of Natural Gas Sold                 4.8                         4.8
    -------------------------------------------   ----------------------     -------------------
    Number of Natural Gas Wells                            370                         335
    -------------------------------------------   ----------------------     -------------------
    Average Coal Selling Price (per ton)             $   35.94                  $    28.43
    -------------------------------------------   ----------------------     -------------------
    Tons of Coal Sold                                 3 million                  3.5 million
    -------------------------------------------   ----------------------     -------------------

For the six months ended June 30, 2002, Natural Resources had operating income of $15.5 million, compared to $3.5 million for the six months ended June 30, 2001. Operating income improved due to a 13.4% decrease in average cost per ton of coal produced and increased coal selling prices, which was partially offset by a decrease in the selling price of natural gas as compared to the prior year. The Company's business interruption insurance continued to offset the impact of limited production and shipments at Mine No. 5. For the six months ended June 30, 2002, operating income includes approximately $14.7 million from business interruption insurance coverage.

GENERAL CORPORATE EXPENSES

General corporate expenses were $14.8 million during the six months ended June 30, 2002 compared to $16.3 million for the six months ended June 30, 2001. The decrease was principally due to cost reduction efforts which was partially offset by higher professional fees related to converting Mid-State Homes' accounting for time charge income to the interest method.

FINANCIAL CONDITION

Short-term investments, restricted of $107.3 million at June 30, 2002 decreased $19.5 million compared to December 31, 2001 due to additional notes securitized during the six months ended June 30, 2002 under a pre-funding agreement related to the creation of Mid-State Trust X which required funds to be set aside during 2001 in a restricted account until additional notes were securitized.

Installment note receivables, generated from the financing of homes constructed by the Homebuilding segment, were $1,700.3 million at June 30, 2002, an increase of $10.5 million from December 31, 2001. The increase is due to higher volumes and average note balances financed, which was partially offset by customer repayments.

Net receivables, consisting principally of trade receivables, were $280.1 million at June 30, 2002, an increase of $56.5 million from December 31, 2001. Net receivables increased $13.9 million principally due to insurance claims related to the accident at one of the Company's mines and also increased due to higher net sales in the first half of 2002.

Prepaid expenses of $17.9 million at June 30, 2002 increased $9.1 million compared to December 31, 2001 as a result of prepayments on insurance.

Other long-term assets were $33.9 million at June 30, 2002, a decrease of $10.7 million from December 31, 2001. Other long-term assets decreased due to the liquidation of assets related to deferred compensation and other employee related benefits.

Goodwill of $218.9 million at June 30, 2002 decreased $204.8 million compared to December 31, 2001 due to the $201.0 million AIMCOR transitional goodwill impairment charge as a result of adopting the FAS 142. In conjunction with the impairment charge, a deferred tax asset of $75.1 million was established, changing the December 31, 2001 net tax liability of $45.0 million to a net deferred tax asset of $21.1 million after adjustments for changes in normal temporary differences.

Accounts payable of $142.2 million at June 30, 2002 increased $26.9 million compared to December 31, 2001 primarily as a result of timing of vendor payments and efforts by the Company to improve management of accounts payable.

Accrued expenses of $136.5 million at June 30, 2002 decreased $6.0 million compared to December 31, 2001 due to the timing of certain payroll related expenses.

The allowance for losses on instalment notes receivable was $11.2 million at June 30, 2002 and $11.0 million at December 31, 2001. Delinquencies (the percentage of amounts outstanding over 30 days past due) declined from 7.6% at December 30, 2001 to 6.8% at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 2001, total debt has decreased by $24.3 million. During the six month period ended June 30, 2002, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement increased to $83.0 million due to the financing of new instalment notes for customers. Payments on the mortgage-backed/asset-backed notes from instalment notes receivable amounted to $105.2 million. Other senior debt decreased by $2.1 million.

At June 30, 2002 borrowings under the $350 million Revolving Credit Facility totaled $81.4 million, a decrease of $2.1 million compared to December 31, 2001. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At June 30, 2002 letters of credit with a face amount of $58.9 million were outstanding. At June 30, 2002 approximately $209.7 million was available under the revolving credit facility.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries are required to maintain specified financial ratios and comply with certain financial tests. The Company was in compliance with these covenants at June 30, 2002.

The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at June 30, 2002. Trust IX originally matured on February 4, 2002, but was renewed to February 3, 2003.

At June 30, 2002 borrowings under the Term Loan totaled $225 million. A payment under the Term Loan of $100 million is payable on October 15, 2002.

The Company believes that, based on current forecasts and anticipated market conditions, the combination of existing availability under the Revolver and operating cash flow that will be generated will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness.

STATEMENT OF CASH FLOWS

Cash and cash equivalents were approximately $13.6 million at June 30, 2002. Operating cash flows for the six months ended June 30, 2002 together with borrowings under the Revolving Credit Facility were primarily used for capital expenditures, dividends and to purchase 75,000 shares of common stock under the stock repurchase program.

Cash flow from operating activities for the six months ended June 30, 2002, were $47.7 million, principally representing the net loss for the period and non-cash charges for depreciation, amortization and the cumulative effect of change in accounting principle related to the transitional goodwill impairment charge, offset by an increase in working capital. The increase in working capital reflected higher insurance receivables related to the pending property and business interruption insurance claim at Natural Resources and higher trade receivables in the Industrial Products segment, lower accrued expenses and prepayments of insurance premiums.

Capital expenditures totaled $31.7 in the six months ended June 30, 2002. Commitments for capital expenditures at June 30, 2002 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2002 will approximate $70 - $80 million. Actual expenditures in 2002 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

In the six months ended June 30, 2002, the Company spent $0.7 million to repurchase 75,000 shares of its Common Stock. In February 2002, the Board of Directors increased the Company's stock buyback authorization to $25.0 million.

On February 7, 2002, the Board of Directors approved a $0.03 per share dividend payable March 20, 2002 to shareholders of record on February 20, 2002. On April 29, 2002, the Board of Directors declared a $0.03 per share dividend payable on June 12, 2002 to shareholders of record on May 15, 2002. On August 5, 2002, the Board of Directors declared a $0.03 per share dividend, payable on September 12, 2002, to shareholders of record on August 15, 2002.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk on the instalment notes receivable portfolio and (ii) interest rate risk on short- and long-term borrowings. The Company has periodically used derivative financial instruments to manage interest rate risk. At June 30, 2002 the Company has entered into an interest rate cap agreement to mitigate its exposure to interest rate risk on short-term borrowings related to its Financing Segment.

In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and anticipated purchases and sales of natural gas. The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures when considered practical to do so. As of June 30, 2002, swap contracts to hedge anticipated purchases in 2002 of natural gas totaling 590,975 mmbtu were outstanding at prices ranging from $2.65 to $3.45 per mmbtu. At June 30, 2002, the net unrealized gain from these hedging instruments was recorded in other assets and accumulated other comprehensive loss.

As of June 30, 2002, the Company has hedged anticipated natural gas production of 4,200,000 mmbtu over the next 18 months at prices ranging from $2.89 to $4.36 per mmbtu with swap contracts. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. If there are differences between natural gas prices and the swap contracts during the year, these swap contracts may result in material net payments from or to the Company that will be recognized and included in net sales in the statement of operations.

The Company is also subject to a limited amount of foreign currency risk, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity's fiscal year. The Company is in the process of analyzing any potential effect of applying this new standard.

In April 2002, the Financial Accounting Standards Board issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, "Accounting for Exit or Disposal Activities". FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The scope of FAS 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item. 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 99.1 Certification of Periodic Report- Chief Executive
                           Officer
              Exhibit 99.2 Certification of Periodic Report- Chief Financial
                           Officer

         (b)  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WALTER INDUSTRIES, INC.

/s/ W.F. Ohrt                                  /s/ C. E. Cauthen
----------------------------                   ---------------------------------
W. F. Ohrt                                     C.E. Cauthen
Executive Vice President and                   Senior Vice President, Controller
Principal Financial Officer                    and Principal Accounting Officer

Date: August 12, 2002