Form 10-Q
period 2002-09-30
WALTER INDUSTRIES INC /NEW/
filed 2002-11-14
CIK 837173

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

There were 44,375,373 shares of common stock of the registrant outstanding at October 31, 2002.

                         PART I - FINANCIAL INFORMATION
                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                                  2002                 December 31,
                                                               (unaudited)                 2001
                                                              -------------            ------------
                                                               (in thousands, except share amounts)
ASSETS

Cash and cash equivalents                                     $      24,530            $     11,536
Short-term investments, restricted                                  135,993                 126,751
Marketable securities                                                 1,926                   1,499
Instalment notes receivable, net                                  1,709,319               1,689,773
Receivables, net                                                    279,100                 223,630
Inventories                                                         241,726                 252,781
Prepaid expenses                                                     15,826                   8,778
Property, plant and equipment, net                                  484,321                 480,586
Assets held for sale                                                 12,460                  12,622
Investments                                                          13,401                  13,116
Deferred income taxes                                                18,270                       -
Unamortized debt expense                                             36,209                  39,918
Other long-term assets, net                                          33,314                  44,550
Goodwill and other intangibles, net                                 217,217                 423,720
                                                              -------------            ------------
                                                              $   3,223,612            $  3,329,260
                                                              =============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                              $     149,501            $    115,293
Accrued expenses                                                    124,037                 142,565
Income taxes payable                                                 63,571                  68,536
Debt
  Mortgage-backed/asset-backed notes                              1,807,886               1,833,442
  Other senior debt                                                 332,000                 308,500
Accrued interest                                                     33,093                  30,512
Deferred income taxes                                                     -                  45,037
Accumulated postretirement benefits obligation                      297,401                 296,178
Other long-term liabilities                                          45,520                  48,546

Stockholders' equity

  Common stock, $.01 par value per share:
    Authorized  - 200,000,000 shares
    Issued - 55,596,665 and 55,379,270 shares                           556                     554
  Capital in excess of par value                                  1,155,939               1,157,202
  Accumulated deficit                                              (644,561)               (577,438)
  Treasury stock - 11,221,292 and 11,103,292 shares, at cost       (135,828)               (134,565)
  Accumulated other comprehensive loss                               (5,503)                 (5,102)
                                                              -------------            ------------
       Total stockholders' equity                                   370,603                 440,651
                                                              -------------            ------------
                                                              $   3,223,612            $  3,329,260
                                                              =============            ============

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three months ended
                                                                            September 30,
                                                                ----------------------------------------
                                                                   2002                         2001
                                                                -----------                  -----------
                                                                (in thousands, except per share amounts)
Net sales and revenues:
  Net sales                                                     $   439,831                  $   419,957
  Time charge income                                                 53,024                       52,959
  Miscellaneous                                                       6,417                       10,672
  Excise tax refund claim                                                 -                       11,227
                                                                -----------                  -----------
                                                                    499,272                      494,815
                                                                -----------                  -----------

Cost and expenses:
  Cost of sales                                                     360,885                      337,063
  Depreciation                                                       16,728                       15,808
  Selling, general and administrative                                44,434                       48,638
  Provision for losses on instalment notes                            1,688                        3,882
  Postretirement benefits                                             4,379                        5,472
  Interest and amortization of debt expense                          38,379                       41,040
  Amortization of goodwill and other intangibles                      1,716                        9,282
  Impairment charge                                                   1,692                            -
  Loss on mining accident                                                 -                       10,834
                                                                -----------                  -----------
                                                                    469,901                      472,019
                                                                -----------                  -----------

Income before income taxes                                           29,371                       22,796
Income tax expense                                                   (8,244)                     (11,603)
                                                                -----------                  -----------
Net income                                                      $    21,127                  $    11,193
                                                                ===========                  ===========

Basic net income per share                                      $       .48                  $       .25
                                                                ===========                  ===========

Diluted net income per share                                    $       .47                  $       .25
                                                                ===========                  ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Nine months ended
                                                                           September 30,
                                                               ----------------------------------------
                                                                  2002                         2001
                                                               -----------                  -----------
                                                               (in thousands, except per share amounts)
Net sales and revenues:
  Net sales                                                    $ 1,269,634                  $ 1,280,610
  Time charge income                                               161,052                      162,535
  Miscellaneous                                                     15,598                       21,367
  Excise tax refund claim                                                -                       11,227
                                                               -----------                  -----------
                                                                 1,446,284                    1,475,739
                                                               -----------                  -----------

Cost and expenses:
  Cost of sales                                                  1,026,242                    1,031,208
  Depreciation                                                      50,079                       47,395
  Selling, general and administrative                              144,919                      143,964
  Provision for losses on instalment notes                           4,636                        8,750
  Postretirement benefits                                           13,128                       13,877
  Interest and amortization of debt expense                        117,669                      131,216
  Amortization of goodwill and other intangibles                     5,503                       27,839
  Impairment charge                                                  1,692                            -
  Loss on mining accident                                                -                       10,834
                                                               -----------                  -----------
                                                                 1,363,868                    1,415,083
                                                               -----------                  -----------

Income before income tax expense and cumulative
  effect of change in accounting principle                          82,416                       60,656
Income tax expense                                                 (23,592)                     (29,706)
                                                               -----------                  -----------
Income before cumulative effect of change in
  accounting principle                                              58,824                       30,950
                                                               -----------                  -----------
Cumulative effect of change in accounting principle
  (net of income tax of $75,053)                                  (125,947)                           -
                                                               -----------                  -----------
Net income (loss)                                              $   (67,123)                 $    30,950
                                                               ===========                  ===========

Basic net income (loss) per share:
Income per share before cumulative effect of change
  in accounting principle                                      $      1.33                  $       .68
                                                               -----------                  -----------
Cumulative effect of change in accounting principle            $     (2.84)                 $         -
                                                               -----------                  -----------
Basic net income (loss) per share                              $     (1.51)                 $       .68
                                                               ===========                  ===========

Diluted net income (loss) per share:
Income per share before cumulative effect of change
  in accounting principle                                      $      1.31                  $       .68
                                                               -----------                  -----------
Cumulative effect of change in accounting principle            $     (2.81)                 $         -
                                                               -----------                  -----------
Diluted net income (loss) per share                            $     (1.50)                 $       .68
                                                               ===========                  ===========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                              Accumulated
                                                                                 Other
                                                 Comprehensive  Accumulated   Comprehensive    Common     Capital in    Treasury
                                        Total         Loss        Deficit         Loss          Stock       Excess       Stock
                                     ----------  -------------  -----------   -------------  -----------  -----------  ----------
Balance at December 31, 2001         $  440,651                 $  (577,438)  $      (5,102) $       554  $ 1,157,202  $ (134,565)
Comprehensive loss:
  Net loss                              (67,123) $     (67,123)     (67,123)
  Other comprehensive loss, net of
   tax:
    Net unrealized loss on hedge           (128)          (128)                        (128)
    Foreign currency translation
     adjustment                            (273)          (273)                        (273)
                                                 -------------
Comprehensive loss                               $     (67,524)
                                                 =============
Stock issued on exercise of
    stock options                         2,722                                                        2        2,720
Purchases of treasury stock              (1,263)                                                                           (1,263)
Dividends paid                           (3,983)                                                               (3,983)
                                     ----------                 -----------   -------------  -----------  -----------  ----------

Balance at September 30, 2002        $  370,603                 $  (644,561)  $      (5,503) $       556  $ 1,155,939  $ (135,828)
                                     ==========                 ===========   =============  ===========  ===========  ==========

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                           Nine months ended
                                                                             September 30,
                                                                       --------------------------
                                                                          2002           2001
                                                                       -----------    -----------
OPERATING ACTIVITIES
  Net income (loss)                                                    $   (67,123)   $    30,950
  Charges to income (loss) not affecting cash:
    Depreciation                                                            50,079         47,395
    Cumulative effect of change in accounting principle, net of tax        125,947              -
    Provision for deferred income taxes                                     11,746         26,217
    Accumulated postretirement benefits obligation                           1,223          7,903
    Benefit from other long-term liabilities                                (3,026)          (348)
    Amortization of goodwill and other intangibles                           5,503         27,839
    Amortization of debt expense                                             3,802          3,938
    Impairment charge                                                        1,316              -
                                                                       -----------    -----------
                                                                           129,467        143,894
  Decrease (increase) in assets:
    Short-term investments, restricted                                      (9,242)        (8,826)
    Marketable securities                                                     (427)          (204)
    Instalment notes receivable, net(a)                                    (19,546)        (3,097)
    Receivables, net                                                       (55,470)       (26,973)
    Inventories                                                             11,055         11,428
    Prepaid expenses                                                        (7,048)           717
  Increase (decrease) in liabilities:
    Accounts payable                                                        34,208        (17,072)
    Accrued expenses                                                       (19,844)         7,272
    Income taxes payable                                                    (4,965)          (713)
    Accrued interest                                                         2,581          3,287
                                                                       -----------    -----------
      Cash flows from operating activities                                  60,769        109,713
                                                                       -----------    -----------
INVESTING ACTIVITIES
  Additions to property, plant and equipment, net of retirements           (53,652)       (52,576)
  Decrease (increase) in investments and other assets                       10,951         (5,473)
                                                                       -----------    -----------
      Cash flows used in investing activities                              (42,701)       (58,049)
                                                                       -----------    -----------
FINANCING ACTIVITIES
  Issuance of debt                                                         435,509        534,314
  Retirement of debt                                                      (437,565)      (560,244)
  Additions to unamortized debt expense                                        (93)          (500)
  Purchases of treasury stock                                               (1,263)       (16,446)
  Dividends paid                                                            (3,983)        (4,524)
  Net unrealized gain (loss) on hedge                                         (128)         2,504
  Exercise of employee stock options                                         2,722            273
                                                                       -----------    -----------
      Cash flows used in financing activities                               (4,801)       (44,623)
                                                                       -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                               (273)           (59)
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                   12,994          6,982
Cash and cash equivalents at beginning of period                            11,536         11,513
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    24,530    $    18,495
                                                                       ===========    ===========

(a) Consists of sales and resales, net of repossessions and provision for losses, of $318.1 million and $289.3 million and reduced by cash collections on accounts and payouts in advance of maturity of $298.6 million and $286.2 million, for the nine months ended September 30, 2002 and 2001, respectively.

          See accompanying "Notes to Consolidated Financial Statements"

                    WALTER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE 2 - RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments at September 30, 2002 and December 31, 2001 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, IX and X (the "Trusts") ($129.7 million and $120.5 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.3 million and $6.3 million, respectively). Included in the balance at September 30, 2002 was $48 million that was used to retire all Trust II outstanding indebtedness on October 1, 2002.

NOTE 3 - MINE ACCIDENT RECEIVABLE

In September 2001, an explosion and fire occurred at one of the Company's mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. For the three months and nine months ended September 30, 2002, approximately $7.4 million and $22.2 million, respectively, that is expected to be recovered from business interruption insurance was recorded as a reduction to cost of sales in the statement of operations. In addition, for the three months and nine months ended September 30, 2002, approximately $0.9 million and $15.0 million, respectively, have been incurred for re-entry costs. These expenses have been fully offset by amounts expected to be recovered through property and casualty insurance. Approximately $2.2 million of expected insurance proceeds have been recorded as miscellaneous income, representing the gain on reimbursement of fully depreciated equipment, which were capitalized during the three months ended September 30, 2002. Approximately $30.4 million and $8.2 million of business interruption and property and casualty insurance receivables were included in the consolidated balance sheet at September 30, 2002 and December 31, 2001, respectively. Through September 30, 2002, approximately $17.8 million of insurance proceeds had been received.

NOTE 4 - INSTALMENT NOTES RECEIVABLE

The instalment notes receivable is summarized as follows (in thousands):

                                                            September 30,   December 31,
                                                                2002            2001
                                                            -------------   ------------
          Instalment Notes Receivable                       $   1,720,387   $  1,700,773
          Less:  Allowance for losses on instalment notes         (11,068)       (11,000)
                                                            -------------   ------------
          Net                                               $   1,709,319   $  1,689,773
                                                            =============   ============

Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

                                                             For the Nine Months Ended
                                                            -----------------------------
                                                            September 30,   September 30,
                                                                2002            2001
                                                            -------------   -------------
          Balance at beginning of period                    $      11,000   $      10,300
          Provisions charged to income                              4,636           8,750
          Charge-offs, net of recoveries                           (4,568)         (8,050)
                                                            -------------   -------------
          Balance at end of period                          $      11,068   $      11,000
                                                            =============   =============

NOTE 5 - INVENTORIES

Inventories are summarized as follows (in thousands):

                                                            September 30,   December 31,
                                                                2002            2001
                                                            -------------   ------------
          Finished goods                                    $     136,151   $    155,898
          Goods in process                                         44,082         34,630
          Raw materials and supplies                               54,830         56,425
          Houses held for resale                                    6,663          5,828
                                                            -------------   ------------
          Total inventories                                 $     241,726   $    252,781
                                                            =============   ============

NOTE 6 - DEBT

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

                                                            September 30,   December 31,
                                                                2002            2001
                                                            -------------   ------------
          Mortgage-Backed/Asset-Backed Notes and
          Variable Funding Loan:
            Trust II Mortgage-Backed Notes                  $      48,450   $     96,900
            Trust IV Asset Backed Notes                           456,771        477,803
            Trust VI Asset Backed Notes                           263,498        286,131
            Trust VII Asset Backed Notes                          231,867        250,558
            Trust VIII Asset Backed Notes                         303,599        330,797
            Trust IX Variable Funding Loan                        131,509              -
            Trust X Asset Backed Notes                            372,192        391,253
                                                            -------------   ------------
                                                                1,807,886      1,833,442
                                                            -------------   ------------
            Other senior debt:
            Walter Industries, Inc.
              Revolving Credit Facility                           107,000         83,500
              Term Loan                                           225,000        225,000
                                                            -------------   ------------
                                                                  332,000        308,500
                                                            -------------   ------------
          Total                                             $   2,139,886   $  2,141,942
                                                            =============   ============

On October 15, 2002, the Company made a scheduled $100 million principal payment on the Term Loan.

On October 1, 2002, all outstanding indebtedness under the Trust II Indenture was retired under provisions that allowed the trust's indebtedness to be called prior to its scheduled maturity.

NOTE 7 - INCOME TAXES

During the first quarter of 2002, the Company's capital loss carryforward increased, which resulted in a $2.8 million decrease in income tax expense. This increase was due to a change in the consolidated return loss disallowance rules which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components.

NOTE 8 - STOCKHOLDERS' EQUITY

Information relating to the Company's share repurchases is set forth in the following table (in thousands):

                                                               Shares          Amount
                                                               ------       ------------
          Treasury stock at December 31, 2001                  11,103       $    134,565
          Share repurchases for the nine months
           ended September 30, 2002                               118              1,263
                                                               ------       ------------
          Total held in treasury at September 30, 2002         11,221       $    135,828
                                                               ======       ============

NOTE 9 - NET INCOME (LOSS) PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands, except per share data):

                                                                         Three Months Ended September 30,
                                                            ----------------------------------------------------------
                                                                        2002                           2001
                                                            ----------------------------   ---------------------------
                                                               Basic          Diluted         Basic         Diluted
                                                            ------------    ------------   ------------   ------------
          Net income                                        $     21,127    $     21,127   $     11,193   $     11,193
                                                            ============    ============   ============   ============

          Shares of common stock outstanding:
            Average number of common shares(a)                    44,379          44,379         44,633         44,633
          Effect of diluted securities:
            Stock options(b)                                           -             450              -            407
                                                            ------------    ------------   ------------   ------------
                                                                  44,379          44,829         44,633         45,040
                                                            ============    ============   ============   ============
          Net income per share                              $        .48    $        .47   $        .25   $        .25
                                                            ============    ============   ============   ============

                                                                           Nine Months Ended September 30,
                                                            ----------------------------------------------------------
                                                                        2002                           2001
                                                            ----------------------------   ---------------------------
                                                               Basic          Diluted         Basic         Diluted
                                                            ------------    ------------   ------------   ------------
          Net income (loss)                                 $    (67,123)   $    (67,123)  $     30,950   $     30,950
                                                            ============    ============   ============   ============

          Shares of common stock outstanding:
            Average number of common shares(a)                    44,308          44,308         45,190         45,190
          Effect of diluted securities:
            Stock options(b)                                           -             451              -            293
                                                            ------------    ------------   ------------   ------------
                                                                  44,308          44,759         45,190         45,483
                                                            ============    ============   ============   ============
          Net income (loss) per share                       $      (1.51)   $      (1.50)  $        .68   $        .68
                                                            ============    ============   ============   ============

(a) The three and nine months ended September 30, 2002 and 2001 shares include 3,880,140 additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

On February 7, 2002, the Board of Directors approved a $0.03 per share dividend payable March 20, 2002 to shareholders of record on February 20, 2002. On April 29, 2002, the Board of Directors declared a $0.03 per share dividend payable on June 12, 2002 to shareholders of record on May 15, 2002. On August 5, 2002, the Board of Directors declared a $0.03 per share dividend, payable on September 12, 2002, to shareholders of record on August 15, 2002. On November 11, 2002, the Board of Directors declared a $0.03 per share dividend, payable on December 19, 2002, to shareholders of record on November 21, 2002.

NOTE 10 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                                           Three months ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        2002               2001
                                                                     -----------        -----------
     Net sales and revenues:
       Homebuilding                                                  $    68,760        $    61,473
       Financing                                                          60,904             58,868
       Industrial Products                                               190,894            187,311
       Carbon and Metals                                                 115,589            120,206
       Natural Resources                                                  66,649             69,597
       Other                                                               1,426              3,846
       Consolidating Eliminations                                         (4,950)            (6,486)
                                                                     -----------        -----------
         Net sales and revenues                                      $   499,272        $   494,815
                                                                     ===========        ===========

     Operating income(a):
       Homebuilding                                                  $     4,812        $     1,368
       Financing                                                          15,685             10,616
       Industrial Products                                                 9,606             16,247
       Carbon and Metals                                                     643              4,897
       Natural Resources                                                  11,240              6,049
       Consolidating Eliminations                                         (1,562)            (1,126)
                                                                     -----------        -----------
         Operating income                                                 40,424             38,051
       Less: General corporate expense, net                                6,292              7,514
             Senior debt interest expense                                  4,761              7,741
                                                                     -----------        -----------
       Income before tax expense                                          29,371             22,796
       Income tax expense                                                 (8,244)           (11,603)
                                                                     -----------        -----------
         Net income                                                  $    21,127        $    11,193
                                                                     ===========        ===========

     Depreciation:
       Homebuilding                                                  $       859        $     1,050
       Financing                                                              52                 48
       Industrial Products                                                 8,391              7,925
       Carbon and Metals                                                   3,218              2,887
       Natural Resources                                                   3,386              2,907
       Other                                                                 822                991
                                                                     -----------        -----------
         Total                                                       $    16,728        $    15,808
                                                                     ===========        ===========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                                           Three months ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        2002               2001
                                                                     -----------        -----------
     Homebuilding                                                    $         -        $     2,273
     Financing                                                             1,716              1,953
     Industrial Products                                                       -              2,630
     Carbon and Metals                                                         -              2,159
     Other                                                                     -                267
                                                                     -----------        -----------
                                                                     $     1,716        $     9,282
                                                                     ===========        ===========

                                                                            Nine months ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        2002               2001
                                                                     -----------        -----------
     Net sales and revenues:
       Homebuilding                                                  $   199,873        $   174,509
       Financing                                                         178,636            180,584
       Industrial Products                                               531,109            567,717
       Carbon and Metals                                                 355,891            361,172
       Natural Resources                                                 189,137            203,039
       Other                                                               6,531              8,165
       Consolidating Eliminations                                        (14,893)           (19,447)
                                                                     -----------        -----------
         Net sales and revenues                                      $ 1,446,284        $ 1,475,739
                                                                     ===========        ===========
     Operating income(a):
       Homebuilding                                                  $    11,921        $     1,638
       Financing                                                          41,208             36,717
       Industrial Products                                                33,117             52,874
       Carbon and Metals                                                   8,174             15,477
       Natural Resources                                                  26,699              9,502
       Consolidating Eliminations                                         (3,259)            (3,615)
                                                                     -----------        -----------
         Operating income                                                117,860            112,593
       Less: General corporate expense, net                               21,097             23,774
             Senior debt interest expense                                 14,347             28,163
                                                                     -----------        -----------
       Income before tax expense and cumulative effect of
         change in accounting principle                                   82,416             60,656
       Income tax expense                                                (23,592)           (29,706)
                                                                     -----------        -----------
       Income before cumulative effect of change
         in accounting principle                                          58,824             30,950
       Cumulative effect of change in accounting
         principle (net of tax)                                         (125,947)                 -
                                                                     -----------        -----------
         Net income (loss)                                           $   (67,123)       $    30,950
                                                                     ===========        ===========
     Depreciation:
       Homebuilding                                                  $     2,725        $     3,130
       Financing                                                             156                117
       Industrial Products                                                25,097             24,045
       Carbon and Metals                                                   9,152              8,455
       Natural Resources                                                  10,120              8,721
       Other                                                               2,829              2,927
                                                                     -----------        -----------
         Total                                                       $    50,079        $    47,395
                                                                     ===========        ===========

(a) Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown of amortization by segment is as follows (in thousands):

                                                                            Nine months ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        2002               2001
                                                                     -----------        -----------
     Homebuilding                                                    $         -        $     6,738
     Financing                                                             5,124              6,031
     Industrial Products                                                       -              7,801
     Carbon and Metals                                                         -              6,474
     Other                                                                   379                795
                                                                     -----------        -----------
                                                                     $     5,503        $    27,839
                                                                     ===========        ===========

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

GOODWILL
As of December 31, 2001, the Company had $423.7 million of goodwill, net of accumulated amortization of $711.3 million related to the 1987 acquisition of Jim Walter Corporation and related subsidiaries, and subsequent acquisitions of AIMCOR and three home building companies.

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

The following is a reconciliation of reported net income to adjusted net income after adding back discontinued amortization:

                                                                      For the Three         For the Three
                                                                      Months Ended          Months Ended
                                                                    September 30, 2002   September 30, 2001
                                                                    ------------------   ------------------
     Reported net income                                                $   21,127           $   11,193
     Add back:  Goodwill amortization (net of tax)                               -                6,388
                                                                        ----------           ----------
     Adjusted net income                                                $   21,127           $   17,581
                                                                        ==========           ==========

     Basic Net Income Per Share:
     Reported basic net income per share                                $     0.48           $     0.25
     Add back:  Goodwill amortization (net of tax)                               -                 0.14
                                                                        ----------           ----------
     Adjusted basic net income per share                                $     0.48           $     0.39
                                                                        ==========           ==========

     Diluted Net Income Per Share:
     Reported diluted net income per share                              $     0.47           $     0.25
     Add back:  Goodwill amortization (net of tax)                               -                 0.14
                                                                        ----------           ----------
     Adjusted diluted net income per share                              $     0.47           $     0.39
                                                                        ==========           ==========

                                                                       For the Nine         For the Nine
                                                                       Months Ended         Months Ended
                                                                    September 30, 2002   September 30, 2001
                                                                    ------------------   ------------------
     Reported net income                                                $   (67,123)           $    30,950
     Add back:
        Cumulative effect of change
         in accounting principle (net of tax)                               125,947                      -
        Goodwill amortization (net of tax)                                        -                 18,989
                                                                        -----------            -----------
     Adjusted net income                                                $    58,824            $    49,939
                                                                        ===========            ===========

     Reported basic net income (loss) per share                         $     (1.51)           $      0.68
     Add back:
        Cumulative effect of change
         in accounting principle (net of tax)                                  2.84                      -
        Goodwill amortization (net of tax)                                        -                   0.42
                                                                        -----------            -----------
     Adjusted basic net income per share                                $      1.33            $      1.10
                                                                        ===========            ===========

     Reported diluted net income (loss) per share                       $     (1.50)           $      0.68
     Add back:
        Cumulative effect of change
         in accounting principle (net of tax)                                  2.81                      -
        Goodwill amortization (net of tax)                                        -                   0.42
                                                                        -----------            -----------
     Adjusted diluted net income per share                              $      1.31            $      1.10
                                                                        ===========            ===========

DEFINITE LIVED INTANGIBLES
The Company identified and reclassified definite lived intangible assets, which met recognition criteria under FAS No. 141, "Business Combinations", from goodwill to definite lived intangibles. These intangible assets have historically been amortized by the Company and will continue to be amortized over their useful lives.

Definite lived intangible assets at January 1, 2002 and September 30, 2002 consisted of intangibles principally associated with the instalment notes receivable portfolio of $30.8 million and $25.3 million, net of accumulated amortization, respectively. Definite lived intangible assets amortization expense was $1.7 million and $2.2 million for the three-months ended September 30, 2002 and 2001 and $5.5 million and $6.8 million for the nine-months ended September 30, 2002 and 2001. Estimated intangible asset amortization expense based on current payment schedules adjusted for current prepayment speeds for the full year 2002 is expected to be approximately $7.0 million and approximately $6.0 million, $5.0 million, $4.0 million, and $3.0 million for 2003, 2004, 2005 and 2006, respectively.

CHANGES IN CARRYING AMOUNT
The changes in the carrying amount of goodwill and intangibles by reportable segment for the nine months ended September 30, 2002 are as follows (in thousands):

                                                                GOODWILL                     INTANGIBLES
                                            ----------------------------------------------   ------------
                                                                     INDUSTRIAL   CARBON      FINANCING
                                            HOMEBUILDING  FINANCING   PRODUCTS    & METALS     & OTHER      TOTALS
                                            ----------------------------------------------   ------------  ---------
     Net balance as of January 1, 2002       $ 63,210     $ 41,698    $ 60,868   $ 257,944              -  $ 423,720
     Reclasses                                      -      (30,803)          -           -   $     30,803          -
     Impairment Loss                                -            -           -    (201,000)             -   (201,000)
     Amortization                                   -            -           -           -         (5,503)    (5,503)
                                            ----------------------------------------------   ------------  ---------
     Net balance as of September 30, 2002    $ 63,210     $ 10,895    $ 60,868   $  56,944   $     25,300  $ 217,217
                                            ==============================================   ============  =========

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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity's fiscal year. The Company will be adopting FAS No. 143 effective January 1, 2003 and is in the process of analyzing any potential effect of applying this new standard.

In April 2002, the Financial Accounting Standards Board issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS No. 145 is effective for transactions occurring after May 15, 2002. As the Company considers its senior debt refinancing options, any gain or loss associated with the refinancing will be recorded as an operating expense and will not be presented as an extraordinary item in the statement of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No.146, "Accounting for Exit or Disposal Activities". FAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The scope of FAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company is in the process of analyzing any potential effect of applying this new standard.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      OPERATIONS AND FINANCIAL CONDITION AND LIQUIDTY AND CAPITAL RESOURCES
         AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 10 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net sales and revenues for the three months ended September 30, 2002 were $499.3 million, an increase of $4.5 million from the quarter ended September 30, 2001. Revenue increases within the Homebuilding, Financing, and Industrial Products segments were partially offset by declines in the Carbon and Metals and Natural Resources segments. Homebuilding revenues improved on increased unit completions and higher average selling prices. Financing revenue increased due to slightly higher prepayment speeds and higher insurance income, partially offset by lower portfolio yields. Industrial Products benefited from increased shipments of aluminum products and higher pipe volumes, which were partially offset by lower pricing for pipe products, reflecting the impact of intense pricing competition within the industry. Revenues were lower in Carbon and Metals due to fewer shipments, which were partially offset by increased petroleum coke pricing and new terminal business. Natural Resources revenues were lower due to a prior year excise tax refund credit related to coal export sales in prior years, which was partially offset by higher coal prices and an increase in tons of coal shipped in the current year.

Cost of sales, exclusive of depreciation, of $360.9 million was 82.1% of net sales in the 2002 period versus $337.1 million and 80.3% of net sales in the comparable period of 2001. The increase of $23.8 million is primarily due to higher volumes in the Homebuilding, Industrial Products, and Natural Resources segments, higher petroleum coke costs in Carbon and Metals and higher scrap iron costs in Industrial Products, partially offset by cost reductions and productivity improvements across the Company.

Depreciation for the three months ended September 30, 2002 was $16.7 million, an increase of $0.9 million from the same period in 2001.

Selling, general and administrative expenses were $44.4 million in the 2002 period, compared to $48.6 million in 2001. The decrease in expenses for the current period was due to productivity improvements and cost reduction efforts, including headcount reductions within Industrial Products and in Corporate functions.

Provision for losses on instalment notes decreased to $1.7 million in the 2002 period, compared to $3.9 million in 2001 due to improved portfolio performance.

Interest and amortization of debt expense was $38.4 million in the 2002 period, a decrease of $2.7 million from the same period in 2001 primarily due to lower interest rates on senior debt and reduced bank debt and asset backed borrowings. The average rate of interest for the three months ended September 30, 2002, was 7.0% as compared to 7.3% for the three months ended September 30, 2001.

Amortization expense for goodwill and other intangibles was $1.7 million in the 2002 period, compared to $9.3 million from the same period in 2001. The decrease of $7.6 million was due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 which requires the discontinuance of amortization for all goodwill and indefinite-lived intangible assets.

The Company's effective tax rate for the three months ended September 30, 2002 of 28% differed from the federal statutory tax rate primarily due to the utilization of certain federal tax credits principally related to the Company's mining operations and the effect of state and foreign income taxes. The effective tax rate for the three months ended September 30, 2001 of 51% differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, and the effect of state and foreign income taxes.

The 2002 period includes a $1.7 million pre-tax impairment charge to write-off certain petroleum coke handling assets at Carbon and Metals. In addition to the $11.2 million federal excise tax refund credit, the 2001 period included a $10.8 million pre-tax charge related to the coal mining accident at Natural Resources. This charge principally included costs and expenses associated with the accident and the idling of Mine No. 5 that are not expected to be covered by insurance.

Net income for the three months ended September 30, 2002 was $21.1 million, or $0.47 per diluted share, compared to $11.2 million, or $0.25 per diluted share, in the comparable 2001 period. The 2001 period included approximately $6.4 million, or $0.14 per share, of after-tax goodwill amortization, which is no longer being expensed under FAS 142. On a comparable basis, the three months ended September 30, 2002 was up 21%, or $0.08 per share, versus $0.39 per share in the comparable 2001 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING

Net sales and revenues were $68.8 million for the three months ended September 30, 2002, an increase of $7.3 million from the quarter ended September 30, 2001. As compared to the same quarter in the prior year, the Company completed more homes and had an increase in average net selling price. Average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

                                                 Three months ended   Three months ended
                                                 September 30, 2002   September 30, 2001
              --------------------------------   ------------------   ------------------
              Homes Completed                            1,082                1,020
              --------------------------------   ------------------   ------------------
              Average Net Selling Price               $ 63,300             $ 60,300
              --------------------------------   ------------------   ------------------

The estimated backlog of homes to be constructed at September 30, 2002 was $132.4 million compared to $110.9 million at December 31, 2001 and $117.1 million at September 30, 2001.

Operating income was $4.8 million for the three months ended September 30, 2002 compared to $1.4 million in the prior year period. The $3.4 million increase was principally caused by a $2.3 million decrease in goodwill amortization, higher average selling prices, improved operating margins on home sales and increased unit completions. Margins improved principally from lower costs and productivity improvements.

FINANCING

Net sales and revenues were $60.9 million in the 2002 period, an increase of $2.0 million from $58.9 million for the prior year period. The increase was primarily attributable to slightly higher prepayment speeds and higher insurance income, partially offset by lower portfolio yields. Operating income was $15.7 million in the 2002 period, up from $10.6 million in the prior year, primarily as the result of the higher prepayment speeds of 6.6% in the 2002 period compared to 6.2% in the prior year period, a $2.2 million lower provision for losses on instalment notes and higher insurance income of $1.7 million. Repossession inventory units at September 30, 2002 increased by 3% compared to June 30, 2002, primarily reflecting slower sales attributable to the economic slowdown. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 7.0% at September 30, 2002, unchanged from September 30, 2001.

INDUSTRIAL PRODUCTS

Net sales and revenues were $190.9 million for the three months ended September 30, 2002, an increase of $3.6 million from $187.3 million for the three months ended September 30, 2001. The increase in the current period is due to higher sales volumes of ductile iron pipe and increased shipments of aluminum products, principally aluminum building products. Compared to the quarter ended September 30, 2001, pipe shipments increased 7%, while aluminum shipments for the 2002 period were 13% higher than the 2001 period. Partially offsetting these increases was a decrease in average price per ton for ductile iron pipe products attributable to significant price pressure in the ductile iron pipe industry.

Operating income of $9.6 million for the three months ended September 30, 2002 was down $6.6 million from $16.2 million for the three months ended September 30, 2001. Operating income declined due to a $12 million decrease in prices for ductile iron pipe products due to significant price competition in the ductile iron pipe industry and a $6 million increase in scrap iron costs. This was partially offset by a 7% increase in pipe volume, a 13% increase in shipped pounds of aluminum products, a $2.6 million reduction in goodwill amortization, substantial cost reductions and productivity enhancements.

U.S. Pipe implemented a new ERP System in the second quarter, revising the method of calculating order backlog. The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings, calculated under the revised method at September 30, 2002 was $83.9 million, compared to $88.8 million at June 30, 2002 and $75.2 million at December 31, 2001.

CARBON AND METALS

Net sales and revenues were $115.6 million for the three months ended September 30, 2002, a decrease of $4.6 million from the same period in the prior year. The decrease in the current period is a result of lower petroleum coke volumes due to renegotiated supplier contracts and the effect of the strike by the West Coast longshoremen, decreases in tons of foundry coke sold and lower pricing for furnace and foundry coke in the current quarter as compared to the prior year. This was partially offset by an increase in revenues from in-refinery services at two Gulf Coast refineries that began operation in the first quarter of 2002.

Operating income of $0.6 million was $4.3 million below the prior year. The 2002 period includes a $1.7 million pre-tax impairment charge to write-off certain petroleum coke handling assets in a Gulf Coast facility that is being closed. Operating income decreased primarily as a result of lower petroleum coke trading volumes and reduced trading margins due to increased material costs from renegotiated supplier contracts. This was partially offset by a $2.2 million reduction in goodwill amortization and ongoing productivity improvements in all of the Carbon and Metals businesses.

NATURAL RESOURCES

Net sales and revenues were $66.6 million for the three months ended September 30, 2002, a decrease of $2.9 million from the $69.6 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to an $11.2 million excise tax refund credit in the prior period, which was partially offset by an increase in coal shipments and coal selling prices in the current period. The increase in coal tons sold is primarily due to resumption of operations after the temporary shutdown at Mine No. 5 caused by the accident on September 23, 2001.

                                                                   Three months ended   Three months ended
                                                                   September 30, 2002   September 30, 2001
         ---------------------------------------------------       ------------------   ------------------
         Average Natural Gas Selling Price (per MCF)                 $        3.12         $        4.02
         ---------------------------------------------------       ------------------   ------------------
         Billion Cubic Feet of Natural Gas Sold                                2.4                   2.5
         ---------------------------------------------------       ------------------   ------------------
         Number of Natural Gas Wells                                           378                   340
         ---------------------------------------------------       ------------------   ------------------
         Average Coal Selling Price (per Ton)                        $       36.26         $       34.77
         ---------------------------------------------------       ------------------   ------------------
         Tons of Coal Sold                                             1.6 million           1.3 million
         ---------------------------------------------------       ------------------   ------------------

For the three months ended September 30, 2002, Natural Resources had operating income of $11.2 million, compared to $6.0 million for the quarter ended September 30, 2001. Operating income improved due to increased coal selling prices, which was partially offset by higher costs as Mine No. 5 works to return to normal levels of production following last year's accident and an $11.2 million excise tax refund claim in the prior year. The Company's business interruption insurance continued to offset the impact of lower production and higher costs at Mine No. 5. During the third quarter of 2002, operating income includes approximately $7.4 million from business interruption insurance coverage.

All three mines will be undergoing scheduled longwall moves in the fourth quarter of 2002, which will result in a temporary increase in production cost per ton and lower profitability.

GENERAL CORPORATE EXPENSES

General corporate expenses were $6.3 million during the three months ended September 30, 2002 compared to $7.5 million for the three months ended September 30, 2001. This decrease is principally attributable to reduced headcount, lower professional fees and other cost reduction efforts at the corporate office.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net sales and revenues for the nine months ended September 30, 2002 were $1,446.3 million, a decrease of $29.5 million from the comparable nine-month period in 2001. Revenue declines within the Financing, Industrial Products, Carbon and Metals, and Natural Resources segments were partially offset by increases in the Homebuilding segment. Financing revenues decreased due to lower portfolio yields partially offset by higher prepayment speeds and higher insurance income. Industrial Products shipped fewer tons of ductile iron pipe during the first nine months of 2002, reflecting the impact the national recession had on demand for these products, combined with lower pricing during the first nine months of 2002 due to intense pricing competition within the industry. Carbon and Metals revenues declined as a result of reduced volumes for petroleum coke and calcined coke. Revenues were lower in Natural Resources due to a decline in natural gas prices, fewer tons of coal being shipped due to the Mine No. 5 shutdown and a prior year $11.2 million excise tax refund credit related to coal export sales in the prior year. Homebuilding revenues improved on increased unit completions and higher average selling price.

Cost of sales, exclusive of depreciation, of $1,026.2 million was 80.8% of net sales in the 2002 period versus $1,031.2 million and 80.5% of net sales in the comparable period of 2001. The decrease of $5.0 million is primarily due to reduced volumes in the Industrial Products, Carbon and Metals, and Natural Resources segments, partially offset by an increase in completed homes within the Homebuilding segment, higher petroleum coke costs in Carbon and Metals and higher scrap iron prices in Industrial Products.

Depreciation for the nine months ended September 30, 2002 was $50.1 million, an increase of $2.7 million from the same period in 2001.

Selling, general and administrative expenses were $144.9 million in the 2002 period, compared to $144.0 million in 2001. The slight increase in expenses for the current period was primarily due to a $2.6 million charge to bad debt expense related to a Carbon and Metal's customer that filed for bankruptcy protection, an increase in professional fees related to converting time charge income to the interest method, continued expansion into new homebuilding markets and higher legal and other professional expenses in Industrial Products and in Corporate functions. These increases were substantially all offset by decreases related to various productivity and cost reduction projects in place throughout the Company.

Provision for losses on instalment notes decreased to $4.6 million in the 2002 period, compared to $8.7 million in 2001 due to improved portfolio performance.

Interest and amortization of debt expense was $117.7 million in the 2002 period, a decrease of $13.5 million from the same period in 2001 primarily due to lower interest rates and reduced borrowings. The average rate of interest for the nine months ended September 30, 2002, was 7.1% as compared to 7.7% for the nine months ended September 30, 2001.

Amortization expense for goodwill and other intangibles was $5.5 million in the 2002 period, compared to $27.8 million from the same period in 2001. The decrease of $22.3 million was due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 which requires the discontinuance of amortization for all goodwill and indefinite-lived assets.

The Company's effective tax rate for the nine months ended September 30, 2002 of 29% differed from the federal statutory tax rate primarily due to a $2.8 million tax benefit related to the November 1998 sale of JW Window Components, the utilization of certain federal tax credits principally related to the Company's mining operations, and the effect of state and foreign income taxes. The $2.8 million tax benefit was from an increased capital loss carryforward due to a change in the consolidated return loss disallowance rules, which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components. The effective tax rate for the nine months ended September 30, 2001 of 49% differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, and the effect of state and foreign income taxes.

The 2002 period includes a $1.7 million pre-tax impairment charge to write-off certain petroleum coke handling assets at Carbon and Metals. In addition to the $11.2 million federal excise tax refund credit, the 2001 period included a $10.8 million pre-tax charge related to the coal mining accident at Natural Resources. This charge principally included costs and expenses associated with the accident and the idling of Mine No. 5 that are not expected to be covered by insurance.

Net loss for the nine months ended September 30, 2002 was $67.1 million, or $1.50 per diluted share, which included a charge of $125.9 million, net of tax, or $2.81 per diluted share, from the cumulative effect of a change in accounting principle related to the transitional goodwill impairment charge associated with the initial adoption of FAS No. 142. In the comparable 2001 period, net income was $31.0 million, or $0.68 per diluted share, which included approximately $19.0 million, or $0.42 per diluted share, of after-tax goodwill amortization which is no longer being expensed under FAS No. 142. On a comparable basis, before the cumulative effect of the change in accounting principle, net income for the nine months ended September 30, 2002 was $1.31 per diluted share, up 19% or $0.21 per diluted share, versus $1.10 per diluted share in the comparable 2001 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

HOMEBUILDING

Net sales and revenues were $199.9 million for the nine months ended September 30, 2002, an increase of $25.4 million from the period ended September 30, 2001. As compared to the prior year, for the nine months ended September 30, 2002, the Company completed more homes and had an increase in average net selling price. Average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models.

                                                         Nine months ended   Nine months ended
                                                        September 30, 2002   September 30, 2001
                     ------------------------------     ------------------   ------------------
                     Homes Completed                            3,183                2,942
                     ------------------------------     ------------------   ------------------
                     Average Net Selling Price               $ 62,500            $  59,100
                     ------------------------------     ------------------   ------------------

Operating income was $11.9 million for the nine months ended September 30, 2002 compared to $1.6 million in the prior year period. The $10.3 million increase was principally caused by a $6.7 million decrease in goodwill amortization, higher average selling prices, improved operating margins on home sales and increased unit completions. Margins increased principally from cost reductions and productivity improvements.

FINANCING

Net sales and revenues were $178.6 million in the 2002 period, a decrease of $2.0 million from $180.6 million for the prior year period. The decrease was primarily attributable to lower portfolio yields, offset by higher insurance income. Operating income was $41.2 million in the 2002 period, up significantly from $36.7 million in the prior year, primarily as the result of faster prepayment speeds of 6.9% in the 2002 period compared to 5.9% in the prior year period, a $4.1 million lower provision for losses on instalment notes and $1.7 million higher insurance income. Repossession inventory units at September 30, 2002 was essentially flat versus December 31, 2001.

INDUSTRIAL PRODUCTS

Net sales and revenues were $531.1 million for the nine months ended September 30, 2002, a decrease of $36.6 million from $567.7 million for the nine months ended September 30, 2002. The decrease is due to fewer ductile iron pipe shipments and a decrease in average price per ton for pipe products attributable to the pricing competition within the industry, and a decrease in pass-through prime metal costs for aluminum products, which was partially offset by higher aluminum shipments. Compared to the nine months ended September 30, 2001, U.S. Pipe revenues were down 10% and pipe shipments decreased 5%, while aluminum shipments for the 2002 period were 9% higher than the 2001 period.

Operating income of $33.1 million for the nine months ended September 30, 2002 was down $19.8 million from $52.9 million for the nine months ended September 30, 2001. Operating income decreased due to the lower volumes and decreases in prices for ductile iron pipe products, higher scrap iron costs, increased legal expenses and severance expenses related to a 14% workforce reduction at U.S. Pipe. This was partially offset by a $7.8 million reduction in goodwill amortization, increased aluminum shipments, and improved productivity.

CARBON AND METALS

Net sales and revenues were $355.9 million for the nine months ended September 30, 2002, a decrease of $5.3 million from the same period in the prior year. The decrease in the current period is a result of lower petroleum and calcined coke volumes due to renegotiated supplier contracts. This was partially offset by an increase in calcined coke pricing, which reflects a pass-through of higher product costs, additional revenues from in-refinery services at Gulf Coast refineries, increases in tons of furnace coke sold and higher pricing for furnace coke in the current period as compared to the prior year.

Operating income of $8.2 million was $7.3 million below the prior year. Operating income decreased due to lower volumes and margins, a $2.6 million charge to selling, general and administrative expense as a result of a customer bankruptcy at Sloss and a pre-tax impairment charge of $1.7 million to write off certain petroleum coke handling assets located in the Gulf Coast region. These were partially offset by a $6.5 million reduction in goodwill amortization and furnace coke volumes that more than doubled.

NATURAL RESOURCES

Net sales and revenues were $189.1 million for the nine months ended September 30, 2002, a decrease of $13.9 million from the $203.0 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to an $11.2 million excise tax refund in the prior year, fewer coal tons shipped and a decrease in methane gas selling prices, which was partially offset by an increase in coal selling prices. The decrease in coal tons sold is primarily due to the shutdown at Mine No. 5.

                                                                     Nine months ended     Nine months ended
                                                                     September 30, 2002   September 30, 2001
           ----------------------------------------------------      ------------------   ------------------
           Average Natural Gas Selling Price (per MCF)                  $        2.83        $        5.25
           ----------------------------------------------------      ------------------   ------------------
           Billion Cubic Feet of Natural Gas Sold                                 7.2                  7.4
           ----------------------------------------------------      ------------------   ------------------
           Number of Natural Gas Wells                                            378                  340
           ----------------------------------------------------      ------------------   ------------------
           Average Coal Selling Price (per ton)                         $       36.05        $       30.15
           ----------------------------------------------------      ------------------   ------------------
           Tons of Coal Sold                                              4.6 million          4.8 million
           ----------------------------------------------------      ------------------   ------------------

For the nine months ended September 30, 2002, Natural Resources had operating income of $26.7 million, compared to $9.5 million for the nine months ended September 30, 2001. Operating income improved due to a 4% decrease in average cost per ton of coal produced and increased coal selling prices, which was partially offset by the $11.2 million excise tax refund claim in the prior year and a decrease in the selling price of natural gas as compared to the prior year. The Company's business interruption insurance continued to offset the impact of limited production and higher costs at Mine No. 5. For the nine months ended September 30, 2002, operating income includes approximately $22.2 million from business interruption insurance coverage.

GENERAL CORPORATE EXPENSES

General corporate expenses were $21.1 million during the nine months ended September 30, 2002 compared to $23.8 million for the nine months ended September 30, 2001. The decrease was principally due to cost reduction efforts, which was partially offset by higher professional fees related to converting time charge income to the interest method.

FINANCIAL CONDITION

Restricted short-term investments of $136.0 million at September 30, 2002 increased $9.2 million compared to December 31, 2001 as $32 million of funds were set aside during the third quarter to pay down Trust II on October 1, 2002. This was partially offset by a decrease in funds set aside at December 31, 2001 related to Trust X used to securitize additional notes in the first quarter of 2002. On October 1, 2002, the remaining Trust II balance of $48 million was retired.

Instalment note receivables, generated from the financing of homes constructed by the Homebuilding segment, were $1,709.3 million at September 30, 2002, an increase of $19.5 million from December 31, 2001. The increase is due to higher volumes and average note balances financed, which was partially offset by customer repayments.

Net receivables, consisting principally of trade receivables, were $279.1 million at September 30, 2002, an increase of $55.5 million from December 31, 2001. Net receivables increased $22.3 million principally due to insurance claims related to the accident at one of the Company's mines and also due to higher net sales in the third quarter of 2002 compared to the fourth quarter of 2001.

Prepaid expenses of $15.8 million at September 30, 2002 increased $7.0 million compared to December 31, 2001 as a result of prepayments on insurance.

Other long-term assets were $33.3 million at September 30, 2002, a decrease of $11.2 million from December 31, 2001. Other long-term assets decreased due to the liquidation of assets related to deferred compensation and other employee related benefits.

Goodwill and other intangibles of $217.2 million at September 30, 2002 decreased $206.5 million compared to December 31, 2001 due to the $201.0 million AIMCOR transitional goodwill impairment charge as a result of adopting the FAS 142 and continued amortization of intangibles. In conjunction with the impairment charge, a deferred tax asset of $75.1 million was established, changing the December 31, 2001 net tax liability of $45.0 million to a net deferred tax asset of $18.3 million after adjustments for changes in normal temporary differences.

Accounts payable of $149.5 million at September 30, 2002 increased $34.2 million compared to December 31, 2001 primarily as a result of timing of vendor payments and efforts by the Company to improve management of accounts payable.

Accrued expenses of $124.0 million at September 30, 2002 decreased $18.5 million compared to December 31, 2001 due to the timing of certain payroll related expenses.

The allowance for losses on instalment notes receivable was $11.1 million at September 30, 2002 and $11.0 million at December 31, 2001. Delinquencies (the percentage of amounts outstanding over 30 days past due) declined from 7.6% at December 30, 2001 to 7.0% at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 2001, total debt has decreased by $2.1 million. During the nine month period ended September 30, 2002, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement were $131.5 million due to the financing of new instalment notes for customers. Payments on the mortgage-backed/asset-backed notes from instalment notes receivable amounted to $157.1 million.

At September 30, 2002 borrowings under the $350 million Revolving Credit Facility totaled $107.0 million, an increase of $23.5 million compared to December 31, 2001. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At September 30, 2002 letters of credit with a face amount of $55.4 million were outstanding. At September 30, 2002 approximately $187.6 million was available under the Revolving Credit Facility.

The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries are required to maintain specified financial ratios and comply with certain financial tests. The Company was in compliance with these covenants at September 30, 2002.

The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at September 30, 2002. Trust IX originally matured on February 4, 2002, but was renewed to February 3, 2003.

At September 30, 2002 borrowings under the Term Loan totaled $225 million. A payment under the Term Loan of $100 million was made on October 15, 2002 utilizing proceeds principally obtained under the Revolving Credit Facility. The remaining $125 million balance of the Term Loan and the Revolving Credit Facility is due October 15, 2003. The Company has the ability and the intent to refinance the debt prior to the maturity date.

The Company believes that, based on current forecasts and anticipated market conditions, the combination of existing availability under the Revolving Credit Facility and operating cash flow that will be generated will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness.

On October 1, 2002, all outstanding indebtedness under the Trust II indenture was retired under provisions that allowed the trust's indebtedness to be called prior to its scheduled maturity. On August 30, 2002, Mid-State Homes deposited approximately $32 million with the trustee of Trust II in accordance with the outlined procedures in the Indenture to call the bonds on October 1, 2002. At September 30, 2002, this $32 million recorded in Restricted Short-Term Investments was combined with approximately $16 million in the Trust II collection account and on October 1, 2002 all of the remaining Trust II principal balance of $48 million was retired.

STATEMENT OF CASH FLOWS

Cash and cash equivalents were approximately $24.5 million at September 30, 2002. Operating cash flows for the nine months ended September 30, 2002 together with borrowings under the Revolving Credit Facility were primarily used for capital expenditures, repayment of mortgage-backed debt, dividends and to purchase 118,000 shares of common stock under the stock repurchase program.

Cash flow from operating activities for the nine months ended September 30, 2002, was $60.8 million, principally representing the net loss for the period and non-cash charges for depreciation, amortization, and the cumulative effect of change in accounting principle related to the transitional goodwill impairment charge and impairment charges, offset by an increase in working capital. The increase in working capital reflected higher insurance receivables related to the property and business interruption insurance claim at Natural Resources and higher trade receivables in the Industrial Products segment, lower accrued expenses and prepayments of insurance premiums.

Capital expenditures totaled $56.7 in the nine months ended September 30, 2002. Commitments for capital expenditures at September 30, 2002 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2002 will approximate $70 - $80 million. Actual expenditures in 2002 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

In the nine months ended September 30, 2002, the Company spent $1.3 million to repurchase 118,000 shares of its Common Stock. In February 2002, the Board of Directors increased the Company's stock buyback authorization to $25.0 million, of which $24.5 million remained at September 30, 2002.

On February 7, 2002, the Board of Directors approved a $0.03 per share dividend payable March 20, 2002 to shareholders of record on February 20, 2002. On April 29, 2002, the Board of Directors declared a $0.03 per share dividend payable on September 12, 2002 to shareholders of record on May 15, 2002. On August 5, 2002, the Board of Directors declared a $0.03 per share dividend, payable on September 12, 2002, to shareholders of record on August 15, 2002. On November 11, 2002, the Board of Directors declared a $0.03 per share dividend, payable on December 19, 2002, to shareholders of record on November 21, 2002.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk on the instalment notes receivable portfolio and (ii) interest rate risk on short- and long-term borrowings. The Company has periodically used derivative financial instruments to manage interest rate risk. At September 30, 2002 the Company has an interest rate cap agreement to mitigate its exposure to interest rate risk on short-term borrowings related to its Financing Segment.

In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and anticipated purchases and sales of natural gas. The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures when considered practical to do so. As of September 30, 2002, swap contracts to hedge anticipated purchases in 2002 of natural gas totaling 233,815 mmbtu were outstanding at prices ranging from $2.67 to $3.45 per mmbtu. At September 30, 2002, the net unrealized loss from these hedging instruments was recorded in other assets and accumulated other comprehensive loss.

As of September 30, 2002, the Company has hedged anticipated natural gas production of 3,200,000 mmbtu over the next 15 months at prices ranging from $2.96 to $4.30 with swap contracts. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. If there are differences between natural gas prices and the swap contracts during the year, these swap contracts may result in material net payments from or to the Company that will be recognized and included in net sales in the statement of operations.

The Company is also subject to a limited amount of foreign currency risk, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity's fiscal year. The Company will be adopting FAS No. 143 effective January 1, 2003 and is in the process of analyzing any potential effect of applying this new standard.

In April 2002, the Financial Accounting Standards Board issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. As the Company considers its senior debt refinancing options, the loss associated with refinancing will be recorded as an operating expense and will not be presented as an extraordinary item in the statement of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, "Accounting for Exit or Disposal Activities". FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The scope of

FAS 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged.

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

CONTROLS AND PROCEDURES

As of November 11, 2002, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 11, 2002. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

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

         None

Item. 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 99.1 Certification of Periodic Report- Chief Executive
                           Officer
              Exhibit 99.2 Certification of Periodic Report- Chief Financial
                           Officer

         (b)  Reports on Form 8-k
              Form 8-k filed on August 12, 2002, to record sworn statements of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WALTER INDUSTRIES, INC.



/s/ W.F. Ohrt                             /s/ C.E. Cauthen
-------------------------------           --------------------
W.F. Ohrt                                 C.E. Cauthen
Executive Vice President and              Senior Vice President, Controller
Principal Financial Officer               and Principal Accounting Officer


Date: November 14, 2002

                             WALTER INDUSTRIES, INC.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Don DeFosset, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Walter Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                             /s/ Don DeFosset
                             -----------------------
                                 Don DeFosset
                             Chief Executive Officer

                             WALTER INDUSTRIES, INC.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William F. Ohrt, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Walter Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                             /s/ William F. Ohrt
                             -----------------------
                                 William F. Ohrt
                             Chief Financial Officer