Form 10-K
period 2002-12-31
WALTER INDUSTRIES INC /NEW/
filed 2003-03-21
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-20537

WALTER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3429953 (IRS Employer Identification No.)
4211 W. Boy Scout Boulevard Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)
Registrant's telephone number, including area code: (813) 871-4811
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.01	Name of exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on January 31, 2003 as reported by the New York Stock Exchange, was approximately $214.1 million.

        Number of shares of common stock outstanding as of January 31, 2003: 44,317,573

Documents Incorporated by Reference

        Applicable portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of the Company to be held April 24, 2003 are incorporated by reference in Part III of this Form 10-K.

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

        During 2000, the Company changed its year end to December 31, resulting in a seven-month transition period ended December 31, 2000 ("the transition period"). The transition period results are shown in addition to results for the years ended December 31, 2002 and 2001 and the fiscal year ended May 31, 2000.

        The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.walterind.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Additionally, the Company will also provide without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Walter Industries Inc., Attention: Shareholder Relations, 4211 W. Boy Scout Boulevard, Tampa, Florida 33607.

(b)
Industry Segments

        The Company's industry segment information is included in Note 18 of "Notes to Consolidated Financial Statements" included herein.

        During the year ended December 31, 2001, the Company realigned its segments. The Homebuilding and Financing segment was separated into two segments. The Homebuilding segment markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States. The Financing segment provides mortgage financing and related products for such homes. Additionally, Sloss, previously included in the Industrial Products segment, was realigned with AIMCOR Carbon and AIMCOR Metals (previously the "Energy Services" segment) into the Carbon and Metals segment. Sloss primarily manufactures and markets foundry and furnace coke, which are used by foundries and blast furnaces in the production of iron and steel products.

        All prior year information reflects these changes.

Homebuilding

Jim Walter Homes, Inc.

        Jim Walter Homes, Inc. and its subsidiaries ("JWH"), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States where the weather permits year-round construction. JWH also provides mortgage financing on such homes. JWH historically has concentrated on the low to moderately priced segment of the housing market. Approximately 347,000 homes have been completed by JWH since its inception in 1946.

        JWH's products consist of over 100 models of conventionally-built (stick-built) homes (ranging in size from approximately 720 to 2,880 square feet) and over 75 modular home models (ranging in size from 990 to 2,860 square feet).

        At December 31, 2002, JWH operated 108 branch offices located in 16 states and serving three additional adjoining states. During 2002, home sales in Texas represented 31% of JWH's net sales, North Carolina 20%, Mississippi 10%, Alabama and Florida 6% each. The remaining sales were spread throughout other southeastern states. Approximately 75% of the branch offices are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" that are designed to allow customers to view actual models completed to the various stages of interior finish available.

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

        Historically, JWH did not own or acquire land for home construction purposes and was not a land developer. The actual construction of conventionally-built homes sold by JWH was performed on customer-owned land by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home. During 2001, JWH began implementing a strategy to grow its business through the planned construction of speculatively-built homes and subdivisions on land already owned by or to be purchased by the Company, in addition to its historical method of selling homes. Additional growth is also planned through expansion into the slightly higher-priced segment of the housing market represented by its Neatherlin Homes and Dream Homes subsidiaries.

        JWH builds its conventionally-built homes "on site" after the customer has entered into a building contract. Each conventionally-built home is built of wood on concrete foundations or wood pilings and is completely finished on the outside. Conventionally-built homes are constructed to varying degrees of interior completion, depending on the buyer's election to purchase optional interior components, including the installation thereof. Optional interior components include plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim and floor finishing. JWH's product line includes "shell" homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH's customers select all interior options, thereby purchasing a home considered to be "90% complete," which generally excludes only landscaping and utility connections. Remaining units are sold at varying stages of interior finishing.

        JWH, through its wholly-owned subsidiary Crestline Homes, Inc. ("CHI"), also manufactures and distributes modular homes. CHI manufactures modular (factory-built) homes in its Laurinburg, North Carolina facility, which are sold by a network of independent dealers, primarily in the southern United States.

        The following chart shows the unit sales volume of JWH and the percent of homes sold by category (shell, various stages, 90% complete and modular) for the years ended December 31, 2002 and 2001, the transition period ended December 31, 2000 and the fiscal year ended May 31, 2000.

	Percent of Unit Sales
Fiscal Period	Units Built	Shell	Various Stages	90% Complete	Modular
Year ended December 31, 2002	4,267	6%	11%	67%	16%
Year ended December 31, 2001	4,021	6%	11%	65%	18%
Transition period ended December 31, 2000	2,488	7%	9%	63%	21%
Fiscal year ended May 31, 2000	4,396	7%	9%	69%	15%

        The following chart shows the inventory positions for both spec homes and subdivisions, as well as the units sold during the year:

	Spec Homes		Subdivisions
	2002	2001	2002	2001
Lots owned as of December 31	56	—	18	—
Homes under construction as of December 31	33	2	1	—
Finished homes, not sold as of December 31	14	—	2	—
Homes sold during the year ended December 31	7	2	1	—

        During the years ended December 31, 2002 and 2001, the transition period ended December 31, 2000 and the fiscal year ended May 31, 2000, the average net sales price of a home was $63,000, $59,100, $57,900 and $55,800, respectively.

        The estimated backlog of homes to be constructed by JWH as of December 31, 2002 was $126.3 million, as compared to $110.9 million at December 31, 2001. The time to construct a home averages between twelve and thirteen weeks.

        The majority of homes sold by JWH are purchased with financing provided by JWH. Qualified customers are offered fixed rate mortgages generally requiring no down payment and are secured by the home and the land on which it is situated. JWH does not charge closing costs, points, credit service fees or similar add-on charges and does not require private mortgage insurance. JWH offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. As of December 31, 2002, stated annual percentage rates for new mortgage instalment notes ranged between 7.5% and 10.5%.

        Some customers who purchase and finance homes through JWH may not qualify for traditional mortgage financing. To qualify for financing, a potential customer generally must provide information concerning monthly income and employment history. If the customer owns the land on which the home is to be built, a legal description of the land and evidence of ownership is required. If the land is not owned outright, the purchase of the land and home can be financed through Walter Mortgage Company (see Financing, below). A customer's income and employment usually are verified through telephone conversations with the customer's employer and by examining pay stubs, W-2 forms or, if the customer is self-employed, income tax returns. An applicant generally must have a minimum of one year's continuous employment. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of land is verified by examining the title record. In addition, JWH's credit department obtains a credit report that includes, among other information, a point or grade credit score. Particular attention is paid to the credit information for the most recent two to three years. Attention is also given to the customer's total indebtedness and other monthly payments. The customer's credit standing is considered favorable if the employment history, income and credit report meet the aforementioned criteria. If a favorable report is obtained and the required monthly payment does not exceed 25% of the customer's monthly gross income, the application usually is approved and a building or instalment sale contract executed, a title report is ordered and, frequently, a survey of the property is made. Independent registered surveyors perform surveys when, in the opinion of JWH, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land and existence of any encroachments.

        JWH does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that the value of the lot on which the home is to be built, as estimated primarily on the basis of JWH's mortgage servicing employees' experience and knowledge, be at least equal to 10% of the cash selling price of the home, resulting in a maximum initial loan-to-value ratio of approximately 90%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from JWH, arrange for the final building inspection and, if required, obtain a certificate of occupancy. The cost incurred by customers to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could range from 5% to 20% of the sales price (based upon a 90% complete home), thereby further reducing the initial loan-to-value ratio.

        Upon completion of construction of a new home to the agreed-upon percentage of completion, in the ordinary course of business, JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc. ("MSH") pursuant to an agreement between JWH and MSH. Pursuant to the agreement with MSH, JWH performs loss mitigation services for MSH by administering the collection of delinquent payments, as well as managing foreclosures and the resale of foreclosed properties.

        The single-family residential housing industry is highly competitive. JWH competes in each of its market areas with numerous homebuilders, ranging from regional and national firms to small local companies, on the basis of price, quality, design, finishing options and accessibility to financing. JWH also competes with manufactured and modular housing builders. JWH's strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices, with favorable financing and no closing costs. Based on the most recent data available, Jim Walter Homes was the seventeenth largest builder of detached single-family homes in the United States.

Financing

        Within the Financing Segment, both Mid-State Homes, Inc. and Walter Mortgage Company offer financing to homebuyers that is secured by mortgages and liens. The financing revenue generated by both MSH and WMC is recognized using the interest method, however, the legal instruments used by each company allow for different amounts to be charged to the customer and ultimately recognized as revenue. MSH services instalment notes originated by JWH, which state a maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar value of monthly payments, excluding late charges that may by levied. WMC offers mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes, yet under laws governing mortgage loans, WMC has the ability to levy costs to protect WMC's collateral position upon default, such as attorney fees, inspections and late charges as allowed by state law. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC. Mortgage loans in the WMC portfolio, before allowances, were approximately $15.2 million and $0.6 million at December 31, 2002 and 2001, respectively.

Mid-State Homes, Inc.

        MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes generated by JWH. Currently, MSH funds its purchase of these mortgage instalment notes using various business trusts organized by it for that purpose. These business trusts acquire the mortgage instalment notes using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes and MSH's beneficial interests in Trust IV and Trust VIII secure the borrowings of these trusts. These borrowings are non-recourse to the Company. (For additional information on the trusts and their related borrowings, see Notes 5 and 11 of "Notes to Consolidated Financial Statements.")

        At December 31, 2002, MSH's portfolio was geographically distributed as follows: Texas (25.6%), Mississippi (14.3%), Alabama (9.1%) and Florida (8.4%). The remaining portfolio was spread primarily in other southeastern states.

Walter Mortgage Company

        Walter Mortgage Company ("WMC") was established in 2001 to provide home financing to customers of Jim Walter Homes and its affiliated homebuilding companies. Through WMC, homebuyers have the option of financing land along with their home purchase, including a traditional cash down payment in lieu of land equity. Existing homeowners also have the option of refinancing their mortgage with WMC. The Company believes WMC will be a key component in achieving the growth plans of the Homebuilding and Financing Segments. Since inception and as of December 31, 2002, 192 mortgages totaling approximately $15.6 million have been originated and funded through WMC. WMC recently initiated a program to buy seasoned mortgage loans in 2003 that meet the Company's strict underwriting criteria.

Other

        Best Insurors, Inc. ("Best"), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage soley for homeowners who finance through JWH or WMC. Cardem Insurance Company Ltd. ("Cardem"), located in Bermuda, primarily provides reinsurance of such insurance placed through Best and provides captive coverage for various company insurances, including workers' compensation for all significant subsidiaries except U.S. Pipe and Jim Walter Resources.

Industrial Products

United States Pipe and Foundry Company, Inc.

        United States Pipe and Foundry Company, Inc. ("U.S. Pipe") manufactures and sells a broad line of ductile iron pressure pipe, fittings, valves and hydrants, and a wide variety of gray and ductile iron castings. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation's largest producers of ductile iron pressure pipe. In the years ended December 31, 2002 and 2001, the transition period ended December 31, 2000, and the year ended May 31, 2000, net sales and revenues amounted to $457.2 million, $492.7 million, $310.9 million and $480.2 million, respectively.

        U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4" to 64" in diameter as well as equivalent metric sizes, in lengths up to 20 feet. In addition, U.S. Pipe produces and sells a full line of fittings, valves and hydrants of various configurations to meet municipal specifications.

        Ductile iron pressure pipe is used primarily for drinking (potable) water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines) and is used for major water and waste water transmission and collection systems.

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

        During 2002, U.S. Pipe implemented a new ERP System, revising the method of calculating order backlog. The estimated order backlog consists of pressure pipe, valves and hydrants, fittings and castings. Backlog calculated under the revised method at December 31, 2002 was $66 million, compared to $75 million at December 31, 2001. The ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity and state, municipal and federal tax revenues to fund water projects. However, certain aspects of U.S. Pipe's operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe's products have experienced a strong level of demand in the replacement market, in part driven by mandates from the Safe Drinking Water Act. U.S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe's Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and its operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas that will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe's products more competitive. During 2002, approximately 20% of U.S. Pipe's sales were to one customer. Foreign sales accounted for approximately 4% of sales during the year.

JW Aluminum Company

        Founded in 1980, JW Aluminum Company ("JW Aluminum") is headquartered in Mt. Holly, South Carolina and is a leading producer of fin stock (used in heating and air conditioning applications) and building sheet products. JW Aluminum's other foil and sheet products are used in a variety of applications such as lithoplate for newspapers and as a facer on foam insulation products. Aluminum sheet products are primarily used for general building applications such as siding, gutters, downspouts, roofing, mobile home siding and skirting, residential siding and window components. Products are marketed to original equipment manufacturers by a direct sales force. In the years ended December 31, 2002 and 2001, the transition period ended December 31, 2000 and the year ended May 31, 2000, net sales and revenues amounted to $202.1 million, $193.0 million, $128.1 million and $221.6 million, respectively. Approximately 209 million pounds of aluminum products were sold during 2002: 52% foil products and 48% sheet products.

Other

        The Industrial Products segment also includes foundry patterns and resin-coated sand products for the iron industry, tooling molds, custom machined components and cast iron products, principally municipal castings and fireplace tools and accessories.

Carbon and Metals

        The Carbon and Metals segment consists of Applied Industrial Materials Corporation ("AIMCOR") and Sloss Industries Corporation ("Sloss"). AIMCOR consists of two divisions: the Carbon Group and the Metals Group. Through its Carbon Group, AIMCOR is a leading international provider of carbon products and value-added outsourcing services to the petroleum, steel, foundry, cement and aluminum industries. Through its Metals Group, AIMCOR is also a leading supplier of ferrosilicon in the southeastern United States. Sloss supplies carbon products to ductile iron pipe foundries, as well as to the domestic steel industry.

AIMCOR Carbon

        In the years ended December 31, 2002 and 2001, the seven-month transition period ended December 31, 2000 and the year ended May 31, 2000, net sales and revenues for AIMCOR Carbon amounted to $347.3 million, $344.8 million, $190.8 million and $276.8 million, respectively.

        AIMCOR Carbon markets petroleum coke ("petcoke") in three different quality types. Petcoke with a general specification for sulfur of less than 4% is used in the steel/foundry, chemical, cement, metallurgical or special fuel applications. AIMCOR Carbon personnel are responsible for the procurement, marketing and sale of this type of petcoke in addition to processing, storage, screening, blending and customized delivery. Petcoke with a general specification for sulfur of above 4% is sold primarily as a fuel to the cement industry and for utilities in the U.S. and worldwide market. AIMCOR Carbon personnel are also responsible for the procurement, marketing and sale of this type of petcoke. The third type, calcined petroleum coke is created through a heat-treating process, which drives moisture and gaseous materials from raw petroleum coke. Calcined petroleum coke is used as the main carbon source for anodes in aluminum smelting, and is also used in the titanium pigment, steel and foundry industries. AIMCOR markets and distributes raw petcoke for calcination and also markets and distributes the calcined petcoke supplied from calciners. The Carbon Group also performs (on a service contract basis) value-added services such as cutting, blending, inventory management, stock piling and removal of petcoke in the refinery, as well as handling, warehousing and distribution and shipping of petcoke from the refinery to a bulk terminal and ultimately to the end user.

        The Carbon Group purchases petcoke primarily from oil refiners. Petcoke is a coal-like, high carbon by-product of the refining process. By combining and processing the petcoke produced by several refineries, AIMCOR is able to custom blend and market large quantities of consistent quality petcoke, thereby creating a more marketable product than an individual refiner could produce on its own. Petcoke is used in industrial furnaces, cement kilns, steel plants, foundries, paper mills, co-generation plants and home heating. AIMCOR is one of the largest suppliers to the worldwide petcoke market, shipping approximately 4.0 million metric tons of petcoke annually.

        AIMCOR maintains relationships with all major United States oil refiners and has an in-depth knowledge of the end-user markets. In addition, through a joint venture relationship, AIMCOR also has established a relationship as sole supplier of raw petcoke and purchaser of refined calcined petcoke with a major Indian calciner, Rain Calcining Ltd. ("Rain") in which AIMCOR has a 5% equity interest. See Note 20 of "Notes to Consolidated Financial Statements."

        AIMCOR markets petcoke through a combination of its internal sales force and its strategically located shipping terminals throughout the world. AIMCOR's principal shipping locations are located in Long Beach, California; Texas City, Texas; Rotterdam, the Netherlands; Ghent, Belgium; and Red Car, United Kingdom. AIMCOR's sales offices market petcoke through an international network of 13 offices located in ten countries, including the Netherlands, Germany, England, Japan, Mexico, Brazil, Belgium, Egypt, Australia, and the U.S. AIMCOR maintains direct relationships with end-users through its 22 person sales force (6 domestic, 16 international). This approach allows AIMCOR to evaluate the customer's needs and enables AIMCOR to develop the optimum petcoke quality that meets the customer's specifications. For the period ended December 31, 2002, approximately 38% of AIMCOR

Carbon revenues represented sales by AIMCOR Carbon's foreign operations to foreign customers and approximately 42% of AIMCOR Carbon revenues represented sales from the U.S. to foreign customers.

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

        The Metals Group manufactures and markets ferrosilicon, ferrovanadium, ferromolybdenum, metallurgical process materials, fluorspar and various other ferroalloys on both an agency and trading basis. AIMCOR's ferrosilicon business is conducted through Tennessee Alloys Company, a joint venture between AIMCOR (75%) and Allegheny Technologies, Inc. (25%), a major specialty steel producer.

Sloss Industries

        Sloss is a manufacturing operation, founded in 1918 and headquartered in Birmingham, Alabama, which has four major product lines: foundry coke, furnace coke, slag fiber and specialty chemicals. Foundry coke is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. For the year ended December 31, 2002, approximately 60% of the foundry coke produced by Sloss was sold to U.S. Pipe. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers. Specialty chemical products are composed primarily of rubber additives, plastics additives, pharmaceutical raw materials, and nutraceutical components, as well as other custom manufactured products.

Natural Resources

Jim Walter Resources, Inc.

        The operations of Jim Walter Resources, Inc. ("JWR") are conducted through its Mining Division, which mines and sells coal from three mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by JWR.

Mining Division

        In the years ended December 31, 2002 and 2001 and the transition period ended December 31, 2000, Mining Division's net sales and revenues totaled $221.0 million, $197.8 million and $139.5 million, respectively. In the year ended May 31, 2000, Mining Division's net sales and revenues totaled $207.1 million.

        The Mining Division, headquartered in Brookwood, Alabama, has approximately 7.0 million tons of rated annual coal production capacity from three mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. The Mining Division extracts coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities because it meets current environmental compliance specifications.

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

        The Mining Division's coal is sold to a diversified base of domestic and foreign customers. In the United States, Alabama Power Company ("Alabama Power") is one of the division's major customers for low-sulfur steam coal. In January 1998, JWR entered into an agreement to supply coal to Alabama Power from January 1, 2000 to December 31, 2005. Under the agreement, Alabama Power agreed to purchase approximately 1.5 million tons of coal per year from JWR. In June 2001, the contract was amended to increase this tonnage to 1.8 million tons per year. The division's metallurgical coal is sold to customers in numerous markets throughout Europe, Latin America and the Middle East. Most metallurgical coal sales are made under supply contracts, negotiated in March through June of each year, for fixed prices that are typically one year in length. However, some sales, of both metallurgical and steam coal, are conducted in the spot market as dictated by available JWR supply and market demand.

De-Gas Division

        The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal joint venture with El Paso Production Co., a subsidiary of El Paso Corp. ("El Paso").

        The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 384 wells producing approximately 20 billion cubic feet per year (JWR's 50% interest is 10 billion cubic feet per year) as of December 2002. Approximately 35 additional wells are planned for development in 2003. The degasification operation, as originally expected, has improved mining operations and safety by reducing methane gas levels in the mines, and has developed into a profitable operation.

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

Research and Development

        Research activities conducted by each business are directed toward new products, improvement of existing products, development of new uses for existing products, process and systems development, and cost reduction efforts. Total research and development expenditures for all of the businesses in the years ended December 31, 2002 and 2001, the transition period ended December 31, 2000 and the fiscal year ended May 31, 2000 were less than 1% of the Company's consolidated net sales and revenues.

Raw Materials

        Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either purchased from domestic sources or produced by the Company and its subsidiaries. All materials used by the various businesses of the Company are available in quantities required to support their respective operations. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for building materials, scrap iron, scrap aluminum and petroleum coke. Changes in prices for petroleum coke (which generally fluctuate with solid fuel prices) and primary aluminum have a direct impact on the reported sales and costs of goods sold of AIMCOR Carbon and JW Aluminum, respectively. However, AIMCOR Carbon's gross profit and operating margins are generally more impacted by volumes sold, supply and demand, competition, how quickly sales prices can be adjusted for commodity cost changes, and other factors, than by the actual changes in the underlying commodity prices themselves. JW Aluminum's gross profit is not typically affected by changes in the purchase price of primary aluminum, which are passed-through directly to customer, which negates the impact of aluminum price fluctuations. While these factors also impact the other businesses of the Company, the affect on these subsidiaries is more pronounced because of the larger relative amount of their costs comprised of the underlying commodity cost.

Environmental

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2002 and 2001, the transition period ended December 31, 2000 and for the fiscal year ended May 31, 2000 were approximately $5.8 million, $7.8 million, $3.9 million and $7.8 million, respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $3.0 million per year in the next five years.

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

        The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the Environmental Protection Agency ("EPA"), the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which wastes allegedly were transported or deposited. U.S. Pipe is among many PRPs at such sites and management believes the extent of U.S. Pipe's involvement, if any, to be minor in relation to that of other named PRPs, a significant number of which are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been submitted to a California federal court respecting one of the sites. Claims respecting that same site have now also been made by the State of California, but U.S. Pipe as a member of the same group of PRPs believes it has adequate first dollar insurance coverage covering the State's claims. With respect to the other site, U.S. Pipe has advised the EPA that, according to its records, U.S. Pipe does not believe it ever transported hazardous substances to the site in question, and no response has been received from the EPA.

        Sloss Industries entered into a consent order in 1989 relative to a RCRA (Resource Conservation Recovery Act) compliance program mandated by EPA. An RFI (RCRA Facility Investigation) Work Plan was prepared which proposed investigative tasks to assess the presence/absence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. An Interim Remedial Measure (IRM) Work Plan for the Chemical Plant groundwater, which has been presented to the EPA, will be implemented during 2003 and is expected to be completed in 2004. The RFI program, relative to monitoring requirements, will continue on a long-term basis, with remedial requirements declining annually because of the significant progress made by Sloss in the fourteen years since the Consent Order was signed. The United States Environmental Protection Agency, the Alabama Department of Environmental Management, and the Jefferson County Department of Health have alleged that Sloss has allowed discharges in excess of permitted limits and violated certain reporting requirements. These matters are currently under negotiation.

        Although no assurances can be given that the Company's subsidiaries will not be required in the future to make material expenditures relating to these or other sites, management does not believe at this time that the cleanup costs, if any, associated with these or other sites will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

Employees

        As of December 31, 2002, the Company and its subsidiaries employed approximately 6,326 people, of whom 3,824 were hourly workers and 2,502 were salaried employees. Unions represented approximately 2,903 employees under collective bargaining agreements, of which approximately 1,022 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2006.

        On December 7, 2001, Sloss union employees initiated a work stoppage after joint efforts to establish a new labor agreement were unsuccessful. Sloss continued to operate the Coke plant at reduced levels until August 9, 2002, when a union agreement was reached. The work stoppage had no material impact on the financial performance of Sloss.

Item 2. Description of Property

        The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

			Square Footage
Facility/Location	Principal Products/Operations	Land Acreage
			Leased	Owned
Corporate
Tampa, FL	Corporate headquarters		60,200
Tampa, FL	Prior corporate headquarters, held for sale	14		208,000
Homebuilding
Tampa, FL	Administrative headquarters		27,200
Laurinburg, NC	Modular homes	26		245,000
Financing
Tampa, FL	Administrative headquarters		12,200
Richland Hills, TX	Administrative headquarters for Walter Mortgage Company		6,000
Industrial Products
U. S. Pipe
Birmingham, AL	Administrative headquarters	6		122,000
Bessemer, AL	Ductile iron pipe	169		648,000
N. Birmingham, AL	Ductile iron pipe	77		360,000
Union City, CA	Ductile iron pipe	70		122,000
Burlington, NJ	Ductile iron pipe	109		329,000
Chattanooga, TN	Fittings, valves & hydrants	91		659,000
Anniston, AL	Gray & ductile iron castings	21		240,000
JW Aluminum
Mt. Holly, SC	Rolled aluminum sheet & foil	44		425,000
Vestal
Sweetwater, TN	Castings and fabricated steel	50		219,000
Southern Precision
Irondale, AL	Patterns and molds	20		124,000
Carbon and Metals
AIMCOR
Stamford, Connecticut	Carbon—Administrative headquarters		13,250
Gulf Coast (Texas)	Petcoke	153	5,800	67,000
West Coast (California)	Petcoke	31	71,000	386,000
Aurora, IN	MPM blends and acid grade Fluorspar	4		46,000
Bridgeport, AL	Ferrosilicon special, FeSi and High purity FeSi	49		177,000
Pittsburgh, PA	Metals—Administrative headquarters		8,000
Billings, Montana	Petcoke sales	10	—	—
Manheim, Germany	Petcoke sales	—	400	—
London, England	Petcoke sales	—	3,400	—
Luxembourg	Closed facility	—	300	—
Rotterdam, Holland	Service Fees	9	8,100	—
Mexico	Petcoke, Fluorspar	5	53,400	—
Gent, Holland	Service Fees	17	—	—
Ottawa, Ontario, Canada	Ferrovanadium and Ferromolybdenum	9	—	29,700

Tuscaloosa, Alabama	Petcoke	6	—	—
Sloss
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Slag fiber	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Chemical Pilot Plant	2		10,000
Alexandria, IN	Closed facility	33		112,000
Ariton, AL	Specialty chemicals	53		7,000
Natural Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center and training center			128,000
Brookwood, AL	Real estate	7,000
Brookwood, AL	Coal mines	45,000		548,000

        Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 164 million tons as of December 31, 2002.

        A summary of mineral reserves, as calculated by Natural Resources' Mine Planning and Engineering department, is as follows:

ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF DECEMBER 31, 2002
(In Thousands of Tons)

						Type (4)
	Reserves(2)			Classifications(3)		Steam (S) or Metallur- gical (M)	JWR's Interest		Quality			Production(6)
Mining Property
	Total (9)	Assigned	Unassigned	Measured	Indicated		Owned	Leased (5)	Ash	Sulf.	BTU/lb	2002	2001	2000T	2000
No. 3 Mine (7)	—	—	—	—	—		—	—	—	—	—	—	—	—	131
No. 4 Mine	59,020	59,020	—	54,236	4,784	S/M	6,150	52,870	10.83		14,000	2,817	2,537	1,245	2,255
No. 5 Mine	6,369	6,369	—	6,360	9	S/M	5,653	716	10.72		14,000	664	1,467	1,054	1,956
No. 7 Mine (7)	98,921	98,921	—	76,996	21,925	S/M	10,992	87,929	10.74		14,000	1,982	1,828	1,146	2,217

	164,310	164,310	—	137,592	26,718		22,795	141,515
Bessie (8)	658	—	658	658	—	S/M	658	—				—	—	—	—

TOTAL	164,968	164,310	658	138,250	26,718		23,453	141,515				5,463	5,832	3,445	6,559

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
(5)
Leases are renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.
(6)
Production for 2002 and 2001 is for the years ended December 31, 2002 and 2001. Production for 2000T is for the seven month transition period ended December 31, 2000. Production for 2000 is for the fiscal year ended May 31, 2000.
(7)
In February 1999, a decision was made to shut down No. 3 Mine. The No. 3 Mine reserves accessible from No. 7 Mine were re-assigned to No. 7 Mine.
(8)
Bessie Mine suspended operations in August 1988.
(9)
In 2001, total reserves reported were 200,333 tons compared to 164,968 tons. Mine No. 5 decreased from 16,638 tons to 6,369 tons as the Company determined certain tonnage was not economically recoverable due to higher costs required to extract coal from certain areas of the mine. Bessie decreased from 24,919 tons in 2001 to 658 tons as the Company allowed a lease to expire as the Company no longer plans to mine this property. In January, 2003, the Company entered into an agreement with a land owner which increases the net tons available to economically mine in Mine No. 4 and Mine No. 7 by 14,176 tons and 3,612 tons, respectively.

Item 3. Legal Proceedings

        See the section entitled "Environmental" in Management's Discussion and Analysis and Notes 10 and 16 of "Notes to Consolidated Financial Statements" included herein.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

        Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Office
Don DeFosset	54	Chairman, President, Chief Executive Officer
William F. Ohrt	54	Executive Vice President, Chief Financial Officer
Charles E. Cauthen	44	Senior Vice President, Controller
Victor Patrick	45	Senior Vice President, General Counsel and Secretary
Joseph J. Troy	39	Senior Vice President; President of Mid-State Homes
Larry E. Williams	55	Senior Vice President, Human Resources
Miles C. Dearden	43	Vice President, Treasurer
George R. Richmond	52	President and Chief Operating Officer of Jim Walter Resources
Gerard M. Sweeney	40	President and Chief Executive Officer of AIMCOR
Michael Roberts	55	President of Jim Walter Homes
Brad Kitterman	43	President of U.S. Pipe

        Don DeFosset was appointed President and Chief Executive Officer on November 2, 2000 and elected a Director on November 6, 2000. He was appointed to the additional position as Chairman of the Board of Directors on March 1, 2002. He served as Executive Vice President and Chief Operating Officer of Dura Automotive Systems, Inc. from 1999 through October 2000. From 1996 to 1999, he was Executive Vice President and President—Truck Group of Navistar International Transportation Corporation. From 1993 to 1996, he was President—Safety Restraint Systems division of AlliedSignal, Inc. He is also a Director of Terex Corporation and Safelite Glass Corp.

        William F. Ohrt was appointed Executive Vice President and Chief Financial Officer of the Company in January 2001. Prior thereto, he was Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. from December 1999 through January 2001. From April 1998 to December 1999, he was Vice President and Chief Financial Officer—Truck Group of Navistar International Transportation Corporation. From May 1997 to April 1998, he was Vice President-Finance of ITT Automotive Electrical Systems. From February 1979 to May 1997, he held various financial positions within AlliedSignal, Inc., culminating with the position of Vice President-Finance of AlliedSignal Turbocharging Systems (December 1995 to May 1997).

        Charles E. Cauthen was appointed Senior Vice President and Controller in November 2000. Prior thereto, he was Senior Vice President and Chief Financial Officer—Consumer Products Group, Bank of America, from October 1999 to November 2000. From October 1997 to October 1999, he was Senior Vice President and Chief Financial Officer—Consumer Finance Group, Bank of America. From

October 1992 to October 1997, he was Director-Strategic Planning and Corporate Development, Barnett Banks, Inc.

        Victor Patrick was appointed Senior Vice President, General Counsel and Secretary of the Company in August 2002. Prior to joining the Company, he worked for Honeywell International from November 1994 to July 2002, most recently as Vice President, Secretary and Deputy General Counsel.

        Joseph J. Troy was appointed President of Mid-State Homes in August 2001. Prior thereto, he was Senior Vice President and Treasurer of the Company in November 2000. He was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000 to November 2000. From March 1998 through February 2000, he was Vice President and Treasurer of the Company. Previously, he was employed by NationsBank as Senior Vice President—Corporate Finance (1993-1998).

        Larry E. Williams was appointed Senior Vice President, Human Resources in November 2001. Previously, he was Senior Vice President/Human Resources for CoBank from 1989 to 2001.

        Miles C. Dearden was appointed Vice President, Treasurer in April 2002. Previously, he was Assistant Treasurer in 2001. Prior to joining the Company, he worked for Bank of America from 1987 until 2001, most recently as a managing director for the bank's Healthcare Finance Group.

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

        Brad Kitterman was appointed President of U.S. Pipe in January 2003. Prior to joining the Company, from 1998 to 2002, he was President of the North American Utilities Division for Schlumberger Ltd., which specializes in providing oil and gas services. Prior thereto, he held various positions at Schlumberger since 1989.

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

	Year ended December 31, 2002
	High	Low
1st Fiscal quarter	$13.47	$8.80
2nd Fiscal quarter	14.68	12.19
3rd Fiscal quarter	13.36	10.31
4th Fiscal quarter	12.17	9.24
	Year ended December 31, 2001
	High	Low
1st Fiscal quarter	$9.53	$7.06
2nd Fiscal quarter	13.08	8.75
3rd Fiscal quarter	14.30	7.70
4th Fiscal quarter	11.80	9.45

        During the year ended December 31, 2002, the Company declared and paid to shareholders of record on February 20, May 15, August 15 and November 21 a dividend of $.03 per share on each of these dates. During the year ended December 31, 2001, the Company declared and paid to shareholders of record on May 16, August 15, and November 17, 2001, a dividend of $.03 per share on each of these dates. Additionally, the Company declared and paid a $.04 per share dividend to shareholders of record on February 15, 2001. The $.04 per share dividend reflected a one-time, non-recurring adjustment to the Company's regular dividend rate of $.03 per share because of a one-time dividend period of four months due to the change in fiscal year end. Covenants contained in certain of the debt instruments referred to in Note 11 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends.

        As of February 1, 2003, there were 229 shareholders of record of the Common Stock.

        The following table sets forth certain information relating to our equity compensation plans as of December 31, 2002:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by Security holders:
2002 Long-term Incentive Award Plan	32,000	$13.10	2,968,000
1995 Long-term Incentive Stock Plan	4,790,594	$11.79	663,086
Equity compensation plans not approved by Security holders:
1996 Employee Stock Purchase Plan	—	—	400,354

Item 6. Selected Financial Data

        The following data, insofar as it relates to each of the fiscal years ended May 31, 1998 through 2000, the transition period ended December 31, 2000 and the years ended December 31, 2002 and 2001, has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows and the notes thereto. All of the information presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and the other information contained elsewhere in this report.

	Year ended December 31, 2002	Year ended December 31, 2001		Transition period ended December 31, 2000	Years ended May 31,
					2000	1999	1998
	(in thousands, except per share data)
Net sales and revenues	$1,943,233	$1,919,906		$1,187,915	$1,904,908	$1,900,107	$1,830,272
Income (loss) before extraordinary item and and cumulative effect of change in accounting principle	73,425	43,250		3,186	(111,003)	22,224	50,318
Net income (loss)	(52,522)	43,250		3,186	(111,003)	22,224	47,655
Basic income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	1.66	.96		.07	(2.28)	.43	.93
Net income (loss)	(1.19)	.96		.07	(2.28)	.43	.88
Number of shares used in calculation of basic income (loss) per share	44,318	44,998		46,389	48,744	51,628	53,846
Diluted income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	1.64	.95		.07	(2.28)	.43	.93
Net income (loss)	(1.17)	.95		.07	(2.28)	.43	.88
Number of shares used in calculation of diluted income (loss) per share	44,726	45,293		46,454	48,744	51,745	54,383
Gross capital expenditures	79,028	76,874		49,555	81,995	83,057	107,553
Net property, plant and equipment	490,216	485,711		480,361	474,189	640,533	672,348
Total assets	3,205,224	3,334,096		3,359,479	3,467,620	3,655,205	3,861,966
Senior debt:
Mortgage-backed/asset-backed notes	1,776,020	1,833,442		1,769,833	1,783,712	1,758,151	1,886,167
Other senior debt	308,900	308,500		411,500	495,400	555,200	595,250
Quarterly cash dividend per common share	.03	.03	*	.03	.03	—	—

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

        Revenue is generally recognized when products are shipped or services are provided to customers. Revenue from the construction and sale of a home is included in income upon completion of construction and legal transfer of ownership to the customer. Time charges are recognized using the interest method. Instalment note payoffs received in advance of scheduled maturity (prepayments) cause time charge income to increase due to the recognition of remaining unamortized discounts arising from the application of ABP 21 at the note's inception. Instalment notes are placed on non-accrual status when any portion of the principal or time charges is ninety days past due. When placed on non-accrual status, the related time charges receivable is reversed against time charges of the current period. Instalment notes are removed from non-accrual status when principal and time charges become current. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected. For the Company's methane gas operations, revenues are recognized when the gas has been transferred to the customers' pipeline, at which time transfer of title occurs. Revenue earned by shipping cargo by ocean vessel is recognized under international shipping standards as defined by Incoterms 2000, when title and risk of loss transfer to the customer. Given the diversity of the Company's businesses, many transactions have unique characteristics, which have to be analyzed on a case-by-case basis. This diversity of products and contracts can lead to variations in the timing of income recognition. However, most transactions are not individually significant, nor could they materially impact earnings.

        Allowances for losses on instalment notes and trade and other accounts receivables are based, in large part, upon judgments and estimates of expected default rates on the pool of homogeneous instalment notes and specific identification of problem trade accounts and other receivables. Significantly weaker than anticipated economic conditions could impact customers' ability to pay or could impact the value of underlying collateral such that actual losses are greater than the amounts provided for in these allowances. See Notes 5 and 6 of "Notes to Consolidated Financial Statements."

        The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions such as discount rates (7.25%), assumed rates of return (9.25%), compensation increases (3.5%), turnover rates and healthcare cost trend rates (11.5% annual rate of increase in the per capita cost of covered healthcare benefits, decreasing gradually to 5% in 2008 and remaining level thereafter). The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable.

        Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$3,829	$(3,105)
Effect on postretirement benefit obligation	25,184	(20,535)
Discount rate:
Effect on postretirement service and interest cost components	(148)	89
Effect on postretirement benefit obligation	(24,023)	29,650
Effect on current year postretirement expense	(814)	2,242
Effect on pension service and interest cost components	(705)	851
Effect on pension benefit obligation	(33,107)	40,763
Effect on current year pension expense	(3,046)	3,744
Expected return on plan assets:
Effect on current year pension expense	(2,161)	2,161
Rate of compensation increase:
Effect on pension service and interest cost components	1,440	(1,177)
Effect on pension benefit obligation	10,490	(8,640)
Effect on current year pension expense	2,201	(1,802)

        The Company also has significant liabilities for uninsured or partially insured employee-related liabilities, including workers compensation liabilities, miners' Black Lung benefit liabilities and liabilities for various life and health benefits. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates determined on an actuarial basis from historical experience. Workers compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. A one-percentage-point increase in the discount rate on the discounted workers' compensation liability would decrease the liability by $2.4 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.8 million. A one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $1.5 million, while a one-percentage-point decrease in the discount rate would increase the liability by $2.0 million.

        Indefinite lived assets are reviewed annually for impairment. The fair value of each of the Company's reporting units was individually determined using valuation models reflecting the expected future cash flow projections related to each reporting unit, which were discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company's reporting units are similar, although not identical, to its reporting segments. This analysis indicated that the AIMCOR reporting units' carrying value, including its tax deductible goodwill, exceeded its fair value. The

Company then determined that the carrying value of the AIMCOR reporting units' goodwill exceeded the fair value of its goodwill by $201 million. This goodwill impairment resulted from a change in the profitability of the business since its acquisition due to increased competition and eroding industry margins.

        The Company is involved in litigation, investigations, and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. The Company believes it has adequately accrued for these potential liabilities; however facts and circumstances may change that could cause the actual liability to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

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

        Installment notes receivable from the sale of JWH's homes are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate in accordance with APB Opinion No. 21, "Interest on Receivables and Payables." The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH's customers. The Company estimates this rate by adding a credit spread and a margin to cover costs and expected losses to a benchmark funding rate. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by impacting the allocation of income between the amount recognized from the construction of the home and the amount recognized over the life of the instalment note as time charge income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the timing of income recognition.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 and 2001

        Net sales and revenues for the year ended December 31, 2002 were $1.943 billion, an increase of $23.3 million from the year ended December 31, 2001. Revenue increases within the Homebuilding, Carbon and Metals, and Financing segments were partially offset by decreases in the Industrial Products and Natural Resources segments. Homebuilding revenues improved on increased unit completions and a higher average selling price. Carbon and Metals revenues increased due to increased volumes and pricing in specialty metals and furnace coke. Financing revenues increased primarily due to higher prepayment speeds. Industrial Products revenue decreased due to a decrease in shipments of ductile iron pipe during 2002, reflecting the impact the national recession had on demand for these products, combined with lower pricing due to intense pricing competition within the industry. Revenues were lower in Natural Resources due to a decline in natural gas prices, a $12.2 million federal excise tax refund claim related to coal export sales recognized in the prior year, and the impact of the 2001 Mine No. 5 accident.

        Cost of sales, exclusive of depreciation, of $1.395 billion was 82.0% of net sales in the 2002 period versus $1.334 billion and 80.1% of net sales in the comparable period of 2001. The increase of $61.4 million is primarily due to an increase in completed homes within the Homebuilding segment, higher petroleum coke costs in Carbon and Metals, higher production costs and higher scrap iron prices in Industrial Products, partially offset by reduced volumes in the Industrial Products segment and productivity improvements of $60 million in 2002, compared to $49 million in 2001 (reflected in both cost of sales and selling, general and administrative expenses). The cost reductions and productivity improvements realized in 2001 and 2002 came from the elimination of manufacturing waste, improvements in yield, process improvements and simplifications, restructuring efforts in 2001 and other workforce reductions. In 2001, cost of sales reflects a $5.1 million reduction in the liability for Black Lung benefits in the Natural Resources segment.

        Depreciation for the year ended December 31, 2002 was $65.7 million, an increase of $4.3 million from the same period in 2001 due primarily to increases at Industrial Products related to the implementation of new software ($1.1 million) and at Natural Resources for new equipment purchased following the accident at Mine No. 5.

        Selling, general and administrative expenses were $189.6 million in 2002, compared to $188.9 million in 2001. The slight increase in expenses for 2002 was primarily due to a $2.6 million charge to bad debt expense related to a Carbon and Metal's customer that filed for bankruptcy protection, an increase in professional fees related to converting time charge income to the interest method early in the year, continued expansion into new homebuilding markets and higher legal and other professional expenses in Industrial Products and in Corporate functions. These increases were substantially offset by decreases related to various productivity and cost reduction projects in place throughout the Company including a 27% reduction in corporate headquarters staff in 2001. The 2001 expense reflects a $1.7 million charge to provide a legal reserve for an adverse verdict against one of the Company's subsidiaries in a contract dispute, offset by a $3.0 million reduction in the allowance for losses on trade receivables for the Natural Resources segment.

        Provision for losses on instalment notes increased to $12.4 million in the 2002 period, compared to $11.0 million in 2001 due to slightly higher levels of losses on resales of repossessed homes.

        Interest and amortization of debt expense was $154.0 million in the 2002 period, a decrease of $17.6 million from the same period in 2001 primarily due to lower interest rates and reduced borrowings. The average rate of interest for the year ended December 31, 2002, was 7.0% as compared to 7.5% for the year ended December 31, 2001.

        Amortization expense for goodwill and other intangibles was $7.2 million in the 2002 period, compared to $37.0 million from the same period in 2001. The decrease of $29.8 million was due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 which requires the discontinuance of amortization for all goodwill and indefinite-lived intangible assets.

        The Company's effective tax rate for the year ended December 31, 2002 of 28% differed from the federal statutory tax rate primarily due to a $2.8 million tax benefit related to the November 1998 sale of JW Window Components, the utilization of certain federal tax credits principally related to the Company's mining operations, and the effect of state and foreign income taxes. The $2.8 million tax benefit was from an increased capital loss carryforward due to a change in the consolidated return loss disallowance rules, which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components. The effective tax rate for the year ended December 31, 2001 of 46% differed from the federal statutory tax rate primarily due to amortization of goodwill, the utilization of certain federal tax credits, and the effect of state and foreign income taxes.

        Results for 2002 include a $1.7 million pre-tax impairment charge to write-off certain petroleum coke handling assets at Carbon and Metals. Restructuring and impairment charges totaling $6.9 million in 2001 include a $5.5 million charge associated with the planned shutdown of certain chemical operations at Sloss and a $1.4 million charge for severance related to headcount reductions from restructurings, principally at the corporate headquarters and in the Carbon and Metals segment.

        The 2001 period included an $12.2 million federal excise tax refund credit and a $10.8 million pre-tax charge related to the coal mining accident at Natural Resources. This charge principally included costs and expenses associated with the accident and the idling of Mine No. 5 that were not covered by insurance.

        The net loss for the year ended December 31, 2002 was $52.5 million, or $1.17 per diluted share, which included a charge of $125.9 million, net of tax, or $2.81 per diluted share, from the cumulative effect of a change in accounting principle related to the transitional goodwill impairment charge associated with the initial adoption of FAS No. 142. In 2001, net income was $43.3 million, or $0.95 per diluted share, which included approximately $25.7 million, or $0.57 per diluted share, of after-tax goodwill amortization, which is no longer being expensed under FAS No. 142. On a comparable basis, before the cumulative effect of the change in accounting principle, net income for the year ended December 31, 2002 was $1.64 per diluted share, up 7.9% or $0.12 per diluted share, versus a comparable $1.52 per diluted share in the 2001 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding

        Net sales and revenues were $270.2 million for the year ended December 31, 2002, an increase of $32.6 million from the prior period. As compared to the prior year, the Company completed more homes in 2002 and had an increase in average net selling price. Average net selling price increased as a result of the Company's ongoing strategy to market and sell new product options, amenity upgrades and larger, more upscale models.

	For the year ended December 31,
	2002	2001
Homes Completed	4,267	4,021
Average Net Selling Price	$63,000	$59,100

        Sales of stick built homes increased by 311 units, or 9.5% in 2002, while modular homes sales fell to 671 units in 2002, compared to 736 in the prior year.

        Operating income was $17.1 million for the year ended December 31, 2002 compared to $2.8 million in the prior year period. The $14.3 million increase was principally caused by a $9.0 million decrease in goodwill amortization, higher average selling prices and increased unit completions. Margins increased principally from cost reductions and productivity improvements.

Financing

        Net sales and revenues were $241.0 million in the 2002 period, an increase of $2.9 million from $238.0 million for the prior year period. The increase reflects a $6.3 million increase in time charge income principally resulting from increased recognition of unamortized discounts which occurs when payoffs are received in advance of maturity offset by lower portfolio yields. Operating income (net of interest expense associated with Mid-State mortgage backed debt) was $55.0 million in the 2002 period, up significantly from $48.2 million in the prior year, primarily as the result of faster prepayment speeds of 6.9% in the 2002 period compared to 6.1% in the prior year period and $2.5 million lower interest expense, offset by a $1.4 million increase in the provision for losses on installment notes. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 7.6% at December 31, 2002, unchanged from December 31, 2001.

        Repossession inventory units at December 31, 2002 increased to 255 units ($10.3 million), compared to 195 units ($5.8 million) at December 31, 2001.

Industrial Products

        Net sales and revenues were $691.3 million for the year ended December 31, 2002, a decrease of $25.1 million from $716.4 million for the year ended December 31, 2001. The decrease is due to a decrease in average price per ton for pipe products attributable to pricing competition within the industry, fewer ductile iron pipe shipments, and a decrease in pass-through prime metal costs for aluminum products, which were partially offset by higher aluminum shipments. The economic downturn at the beginning of the year negatively impacted sales in the first half of the year as U.S. Pipe customers deferred and delayed construction and water projects. Volumes increased during the second half of 2002 as previously delayed projects were re-started. Third and fourth quarter 2002 shipments were 7.2% and 13% higher than the comparable periods in 2001, which partially offset lower shipments during the first half of 2002. Compared to the year ended December 31, 2001, U.S. Pipe revenues were down 7.3%, average price per ton for pipe products decreased 8.3%, and pipe shipments decreased 1.5%, while aluminum shipments for the 2002 period were 12.7% higher than the 2001 period. Overall, U.S. Pipe product price reductions reduced 2002 sales compared to 2001 by $33.5 million. JW Aluminum has increased aluminum shipments by expanding their building products customer base.

        Operating income of $41.9 million for the year ended December 31, 2002 was down $13.2 million from $55.0 million for the year ended December 31, 2001. Operating income for JW Aluminum was up $8.5 million compared to 2001, primarily due to higher volumes and improved productivity. Operating income for U.S. Pipe was down $33.6 million compared to 2001. Operating income decreased due to the lower volumes and decreases of $33.5 million in prices for U.S. Pipe products, $5.8 million of higher scrap iron costs, $1.5 million of increased legal expenses and $0.9 million of severance expenses related to a 19% workforce reduction at U.S. Pipe. This was partially offset by a $10.4 million reduction in goodwill amortization, increased aluminum shipments, and improved productivity at U.S Pipe and JW Aluminum from implementation of productivity initiatives such as the Six Sigma program.

Carbon and Metals

        Net sales and revenues were $499.2 million for the year ended December 31, 2002, an increase of $13.0 million from the prior year. AIMCOR Metals revenues increased $5.8 million due to higher volumes compared to the prior year, which included the temporary shut down of a significant production plant, and a short-term market price spike in ferro molybdenum that increased revenues by $1.4 million. Sloss revenues were $3.6 million higher than 2001 as a result of higher volumes and pricing in furnace coke, which were partially offset by the closure of the Birmingham Chemical Plant and lower fiber sales in 2002. AIMCOR Carbon revenues were $2.5 million higher than prior year due to higher calcined coke pricing, which reflects a pass-through of higher product costs, and additional revenues from in-refinery services at Gulf Coast refineries, partially offset by lower volumes from renegotiated supplier contracts.

        Operating income of $12.7 million was $2.2 million below the prior year. Operating income includes a $2.6 million charge to selling, general and administrative expense as a result of a customer bankruptcy at Sloss and a pre-tax impairment charge of $1.7 million to write-off certain petroleum coke handling assets located in the Gulf Coast region. These were partially offset by an $8.6 million reduction in goodwill amortization, furnace coke volume increases and productivity improvements. Consolidation of major oil refiners and intense competition continued to put significant volume and margin pressures on the Carbon businesses, further reducing its operating income. A contract with a major domestic refinery expired in March 2002. Although a revised contract was negotiated, the negative impact on margins in 2002 was approximately $12.0 million associated primarily with increased costs to purchase petcoke under this revised contract. To offset these impacts, the business has been aggressively reducing costs as well as pursuing new contracts for additional volumes and new services. Prior year operating income included a $5.5 million charge associated with the shutdown of certain of the chemical operations at Sloss.

Natural Resources

        Net sales and revenues were $249.8 million for the year ended December 31, 2002, a decrease of $3.9 million from the $253.7 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to a $12.2 million excise tax refund in the prior year and a decrease in methane gas selling prices, which was partially offset by an increase in coal selling prices. Although Mine No. 5 was shutdown until June 2002, longwall efficiency in Mines No. 4 and 7 increased the tons available for sale.

	For the year ended December 31,
	2002	2001
Average Natural Gas Selling Price (per MCF)	$3.04	$4.90
Billion Cubic Feet of Natural Gas Sold	9.5	9.7
Number of Natural Gas Wells	384	369
Average Coal Selling Price (per ton)	$36.17	$31.26
Tons of Coal Sold	6.0 million	5.9 million

        The average natural gas selling prices shown reflect the impact in 2001 of approximately $8.1 million of income recognized from gains on hedges of natural gas prices placed on anticipated production and sales in early 2001.

        For the year ended December 31, 2002, Natural Resources had operating income of $22.4 million, compared to $27.3 million for the year ended December 31, 2001. Prior year operating income included a $12.2 million excise tax refund claim, a $10.8 million pre-tax charge related to the accident at Mine No. 5, a $5.1 million reduction in the liability for Black Lung benefits, and a $3.0 million reduction in the allowance for losses on trade receivables. Operating income for 2001 also included $8.1 million paid to the Company by SONAT for a natural gas reservation fee. Under the terms of the agreement, this fee was no longer paid after December 31, 2001. Excluding these items, operating income for the segment increased by approximately $12.7 million. Operating income for 2002 improved due to a 16% increase in coal selling prices, partially offset by a 4% increase in average cost per ton of coal produced resulting from inefficiencies associated with the start-up of Mine No. 5. Results also reflect a decrease in the selling price of natural gas as compared to the prior year. During the third quarter of 2002, Natural Resources returned to full production following the 2001 Mine No. 5 accident. Business interruption and property insurance covered the impact on operating results of reduced production and shipments and higher costs during the recovery period. Natural Resources recognized $36.1 million and $16.7 million of business interruption insurance proceeds as a reduction to cost of sales in 2002 and 2001, respectively. The Company's claims under the insurance policies have been substantially completed and approximately $45 million of insurance proceeds have been collected through January 2003.

General Corporate Expenses

        General corporate expenses were $24.4 million during the year ended December 31, 2002 compared to $30.3 million for the year ended December 31, 2001. The decrease was principally due to reduced headcount and workforce savings ($3.6 million) and other cost reduction efforts.

Year Ended December 31, 2001 and 2000

        Net sales and revenues for the year ended December 31, 2001 were $1.9 billion, a decrease of $82.8 million, or 4.1%, from the amount for the year ended December 31, 2000. The decrease was primarily attributable to declines in unit sales of homes, fewer shipped tons of coal and lower demand for furnace coke, ductile iron pipe products and aluminum products. The decrease in shipped tons of coal reflected large spot sales of excess coal inventories in the previous year at approximately our cost. The decrease also reflects approximately $8.8 million of non-recurring miscellaneous income from life insurance policies recognized in the previous year. These declines were partially offset by federal excise tax refund credits of $12.2 million recognized in 2001 related to coal export sales in prior years and higher selling prices for homes, coal and gas.

        Cost of sales, exclusive of depreciation, of $1.3 billion, was 80.1% of net sales in 2001 versus $1.4 billion and 81.0% of net sales in the year ended December 2000. The 2000 cost of sales included approximately $10.0 million of charges, primarily for inventory obsolescence and valuation reserves and environmental liabilities in the Industrial Products, Carbon and Metal and Natural Resources segments. The 2001 cost of sales reflected a $5.1 million reduction in the liability for Black Lung benefits in the Natural Resources segment. The remaining decrease in cost of sales was primarily from reduced volumes. The decrease in cost of sales as a percentage of net sales was attributable to improved margins from the higher home, coal and gas prices, as well as approximately $49 million in productivity improvements (reflected in both cost of sales and selling, general and administrative expenses) across all the businesses during the year. This was partially offset by lower margins from the product mix at JW Aluminum, higher petroleum coke costs, higher material costs at Sloss, higher energy costs and lost fixed cost absorption in some of the Industrial Products and Carbon and Metals businesses. The cost reductions and productivity improvements realized in 2001 came from the elimination of manufacturing waste, improvements in yields, process improvements and simplifications, restructuring efforts in 2001 and 2000 and other workforce reductions. These efforts include a company-wide headcount reduction of 8.2% during 2001.

        Depreciation for the year ended December 31, 2001 was $61.4 million, a decrease of $9.2 million from the previous year. This decrease was primarily attributable to a lower depreciable asset base as a result of a $166.7 million pretax asset impairment charge to the Company's coal mining assets taken in May 2000, as well as $1.5 million of accelerated depreciation taken on certain assets held for sale at JW Aluminum in 2000.

        Selling, general and administrative expenses were $193.1 million during the year ended December 31, 2001, compared to $216.4 million in the prior year. The previous year's selling, general and administrative expenses included approximately $14.8 million of charges, primarily for increased workers compensation expense ($6.5 million), an increase in the provision for losses on trade receivable in the Carbon and Metals segment ($3.9 million) and for certain non-restructuring-related severance and environmental costs. The 2001 expense reflected a $1.7 million charge to provide a legal reserve for an adverse verdict against one of the Company's subsidiaries in a contract dispute, offset by a $3.0 million reduction in the allowance for losses on trade receivables for the Natural Resources segment. The remaining decrease in expense from the previous year was attributable to the cost reductions referred to in the discussion of cost of sales above, including a 27% reduction in corporate headquarters staff.

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

        Results for 2001 included a $10.8 million charge related to a coal mining accident at Jim Walter Resources in September 2001. This accident resulted in the death of thirteen miners and significant damage to Mine No. 5. The mine was reopened in the second quarter of 2002. The charge principally included costs and expenses associated with the accident and the idling of the mine that were not covered by insurance.

        Restructuring and impairment charges totaling $6.9 million in 2001 included a $5.5 million charge associated with the shutdown of certain chemical operations at Sloss and a $1.4 million charge for severance related to headcount reductions from restructurings, principally at the corporate headquarters and in the Carbon and Metals segment. The $190.9 million charge in 2000 consisted principally of a $166.7 million impairment charge at Jim Walter Resources, a $6.2 million charge relating to the restructuring of AIMCOR's European operations, a $5.5 million charge for the closure of Sloss' Alexandria, Indiana fiber plant and $12.5 million associated with executive and other severance arrangements.

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

        Net income for the year ended December 31, 2001 was $43.3 million compared to a net loss of $124.5 million in the prior year. The Company's diluted net income per share in 2001 was $0.95 compared to a diluted net loss per share of $2.66 during 2000. The 2001 and 2000 results also reflect the factors discussed in the following Segment Analysis.

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

	For the year ended December 31,
	2001	2000
Homes completed	4,021	4,271
Average net selling price	$59,100	$57,600

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

        Financing net sales and revenues in 2001 were $238.0 million, up $2.4 million, or 1.0% above the prior year. This increase reflects a $2.3 million increase in time charge income principally resulting from recognition of unamortized discounts from an increase in payoffs received in advance of maturity. Prepayment speeds for 2001 were 6.1% compared to 4.8% in the prior year. Operating income (net of interest expense associated with Mid-State's mortgage-backed debt) was $48.2 million during 2001, $4.9 million higher than in the prior year. This increase is primarily the result of the increased time charge income, reduced interest expense due to lower interest rates and lower insurance reserves in the Company's captive insurance business.

        Industrial Products net sales and revenues in 2001 were $716.4 million, down $60.6 million from the prior year, reflecting decreased demand for the segment's products resulting from a weakened economy. The economic downturn resulted in decreased and delayed shipments at U.S. Pipe as customers deferred and delayed construction and water projects. Shipments of pipe products declined by 47,244 tons, or 6.8%, in 2001 as compared to the prior year. Revenues at U.S. Pipe declined by $16.9 million compared to 2000. JW Aluminum's revenues also declined $41.2 million from the prior year on a 12.8% decline in pounds shipped, resulting principally from reduced demand for its fin stock products used in air conditioners. Reflecting these significant volume declines, operating income for the segment of $55.0 for the year ended December 31, 2001 was $14.1 million lower than in 2000. Operating income at U.S. Pipe declined by $2.0 million as lower scrap iron costs, other cost reductions and productivity improvements offset much of the impact of declining volume. Most of the remaining decline in operating income occurred at JW Aluminum and was attributable to lower volume in specialty products, lower prices and a shift in product mix to lower margin building products.

        Carbon and Metals net sales and revenues decreased $11.0 million in 2001, or 2.2%, from the prior year. Weakness in the domestic steel industry, caused by competition from foreign suppliers and a weakening economy, significantly impacted sales at Sloss and AIMCOR Metals. Sloss' revenues decreased by $18.0 million from 2000, principally due to reduced sales of furnace coke. AIMCOR Metals revenues were $7.3 million lower on reduced demand from steelmakers for its ferroalloys. Operating income for the segment for the year ended December 31, 2001 was $15.0 million, a decrease of $1.7 million from 2000. Included in operating income in 2001 is a $5.5 million charge associated with the shutdown of certain of the chemical operations at Sloss. Operating income for 2000 included charges totaling $24.3 million, including $6.2 million related to the restructuring of AIMCOR's European operations, $5.5 million for the closure of Sloss' Alexandria fiber plant, a $3.9 million increase in the allowance for losses on accounts receivable and additional charges totaling $8.7 million for various inventory and environmental reserves. Excluding these items, Sloss had operating income $10.3 lower than 2000 due to weakness in the furnace coke market ($5.9 million), higher coal and other materials costs ($2.2 million), lost fixed cost absorption ($4.9 million) and lower chemical volumes ($1.2 million). These negatives were offset by significant headcount and other cost reductions and productivity improvements at Sloss. Operating income was also $3.7 million lower at AIMCOR Metals as the result of weak volumes in the metals additive business. Consolidation of the refiners and intense competition put significant volume and margin pressures on the Carbon businesses, further reducing its operating income. Several significant contracts expired in 2001 and were not renewed.

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

	For the year ended December 31,
	2001	2000
Average natural gas selling price (per MCF)	$4.90	$3.77
Billion cubic feet of natural gas sold	9.7	9.9
Number of natural gas wells	369	332
Average coal selling price (per ton)	$31.26	$30.27
Tons of coal sold	5.9 million	7.1 million

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

        Selling, general and administrative expenses of $212.8 million were 11.2% of net sales and revenues in the 2000 period compared to $177.2 million and 9.3% in 1999. The increase was primarily attributable to the acquisitions of Dream Homes, Inc. ("Dream") in October 1998 and Crestline Homes, Inc. ("CHI") in February 1999, expenditures associated with upgrading information technology capabilities, addressing Year 2000 issues, and outside consultants who were assisting the Company in identifying cost reduction opportunities.

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

Segment Analysis

        Homebuilding sales and revenues were $244.6 million, or $49.9 million, above the prior year period. The increase reflects an increase in the number of homes sold, from 3,737 units in the 1999 period to 4,396 units in 2000, combined with a higher average net selling price per home sold, from $52,000 in the 1999 period to $55,800 in 2000. The increase in unit sales principally resulted from a full year contribution from Dream and CHI. The higher average net selling price resulted from new product options, amenity upgrades and consumer preference for more upscale models being offered by JWH as well as from price increases instituted to compensate for higher building materials and labor costs. The operating loss of $11.9 million was $3.3 million below the prior year period, reflecting a decline in homebuilding gross profit margins due to increases in building materials and labor costs in excess of price increases realized and higher general and administrative expenses, partially offset by the increase in units sold and the average net selling price and lower goodwill amortization in the 2000 period ($19.7 million) compared to 1999 ($23.3 million).

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

        Natural Resources sales and revenues decreased $61.7 million, or 20.5%, from the prior year period. The decrease was the result of reduced coal and methane gas shipments coupled with lower average selling prices for coal. A total of 5.9 million tons of coal was sold at an average selling price per ton of $35.02 compared with 6.5 million tons at $41.80 in 1999. The decrease in shipments principally reflects lower production levels due to the shutdown of Mine No. 3 in fiscal 1999. Methane gas sales volumes were 9.0 billion cubic feet in the 2000 period versus 9.3 billion cubic feet in 1999. The average selling price per million cubic feet was $3.77 in the 2000 period versus $2.91 in 1999. Both periods included a monthly reservation fee of $0.7 million. The segment's operating loss was $182.4 million in the 2000 period which included the $166.7 million pre-tax impairment charge related to assets of two of the segment's three remaining coal mines, partially offset by the reversal of $7.3 million in Mine No. 3 shutdown costs previously recorded in the fiscal 1999 third quarter. The segment incurred an operating loss of $37.1 million in the 1999 period which included the $27.5 million charge for Mine No. 3 shutdown costs.

FINANCIAL CONDITION

        Restricted short-term investments of $97.9 million at December 31, 2002 decreased $28.9 million compared to December 31, 2001 as funds were set aside during the fourth quarter of 2001 under a pre-funding agreement related to the creation of Mid-State Trust X which were used to fund additional notes securitized in 2002.

        Net receivables, consisting principally of trade receivables, were $273.6 million at December 31, 2002, an increase of $50.0 million from December 31, 2001. Net receivables for Carbon and Metals increased $28.3 million due to the timing of foreign shipments of petroleum coke and calcined coke. Natural Resources receivables increased $19.3 million principally due to an increase in insurance claims receivable of $10.5 million related to the accident at one of the Company's mines and also due to a $13.5 million sales increase in December 2002 compared to December 2001.

        Other long-term assets were $38.6 million at December 31, 2002, a decrease of $5.9 million from December 31, 2001. Other long-term assets decreased due to the liquidation of certain assets related to deferred compensation and other employee related benefits.

        Goodwill and other intangibles of $215.5 million at December 31, 2002 decreased $208.2 million compared to December 31, 2001 due to the $201.0 million AIMCOR transitional goodwill impairment charge as a result of adopting FAS 142 and continued amortization of intangibles. In conjunction with the impairment charge, a deferred tax asset of $75.1 million was established, changing the December 31, 2001 net deferred tax liability of $49.9 million to a net deferred tax asset of $32.9 million after adjustments for changes in normal temporary differences.

        Accounts payable of $158.9 million at December 31, 2002 increased $43.6 million compared to December 31, 2001 primarily as a result of timing of vendor payments and efforts by the Company to improve management of accounts payable.

        Accrued expenses of $119.2 million at December 31, 2002 decreased $23.4 million compared to December 31, 2001 due primarily to a decrease in the restructuring reserves of $8.2 million and lower employee benefit related expenses.

        Other long-term liabilities of $121.5 million at December 31, 2002 increased $72.9 million compared to December 31, 2001 primarily due to an increase in the pension plan liability resulting from a decline in the value of pension plan assets during 2002 and changes in actuarial assumptions. As a result of the change in value in the pension plan assets, the pension liability increased, of which $43.7 million, net of tax, was recorded as a comprehensive loss in the consolidated statement of changes in shareholders equity.

        Net instalment note receivables, generated from the financing of homes constructed by the Homebuilding segment, were $1.718 billion at December 31, 2002, an increase of $28.0 million from December 31, 2001. The increase is due to higher volumes and higher average note balances financed, which was partially offset by customer repayments.     The allowance for losses on instalment notes receivable was $11.3 million at December 31, 2002 compared to $11.0 million at December 31, 2001. See Note 5 of "Notes to the Consolidated Financial Statements." The following table shows information about the balance of the allowance and losses charged to the allowance for the periods presented.

($ in thousands)	Allowance for Losses	As a % of Instalment Notes Receivable	Net Losses and Charge Offs Deducted from the Allowance	As a % of Instalment Notes Receivable
May 31, 2000	$10,700	0.64%	$9,560	0.57%
December 31, 2000 (7 months)	10,300	0.61	5,710	0.58	(1)
December 31, 2001	11,000	0.65	10,326	0.61
December 31, 2002	11,274	0.65	12,125	0.70

(1)
Annualized

        The following table presents information about delinquencies in the instalment notes receivable portfolio.

	December 31, 2002	December 31, 2001	December 31, 2000	May 31, 2000
Total No. of Accounts Outstanding	53,879	56,880	59,394	60,589
Delinquencies as a Percent of No. of Accounts Outstanding
31-60 Days	1.81%	2.06%	2.79%	1.42%
61-90 Days	0.74%	0.83%	0.91%	0.68%
91-Days or more	4.06%	3.99%	4.37%	3.67%

	6.61%	6.88%	8.07%	5.77%
Instalment Notes Receivable Outstanding ($ in millions)	$1,729	$1,701	$1,697	$1,678
Delinquencies as a Percent of Amounts Outstanding(2)
31-60 Days	2.01%	2.36%	2.81%	1.34%
61-90 Days	0.93%	1.04%	0.91%	0.72%
91-Days or more	4.70%	4.21%	4.39%	3.52%

	7.64%	7.61%	8.11%	5.58%

(2)
Based on gross instalment balances outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of short-term funding are operating cash flows, borrowings under the Revolving Credit Facility and the Trust IX Variable Funding Loan Agreement. The Company's principal sources of long-term funding are the Term Debt portion of its Credit Facilities and its permanent financings under mortgage-backed/asset-backed notes.

        The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs to make planned capital expenditures and to make all required interest payments on indebtedness. However, the Company's operating cash flows and liquidity are significantly influenced by the general economy and, in particular, levels of construction activity, levels of government spending on water projects, costs of raw materials, prices of gas and coal, and interest rates.

        Borrowings outstanding under the Credit Facilities totaled $308.9 million at December 31, 2002. This consisted of a $125.0 million Term Loan, and $183.9 million borrowed under the Revolving Credit Facility. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75 million at any time outstanding. There were $56.2 million in face amount of letters of credit outstanding thereunder at December 31, 2002. There was $109.9 million available under the Revolving Credit Facility at that date. It is expected that amounts available under the Revolving Credit Facility will be sufficient to meet peak operating needs of the Company. The Term Loan and the Revolving Credit Facility mature on October 15, 2003. The Company is dependent on obtaining new financing to meet this obligation and has engaged Banc of America Securities LLC as the lead arranger to arrange and syndicate a $500 million Senior Secured Credit Facility that will replace the existing Term Loan and Revolving Credit Facility. The Senior Secured Credit Facility is expected to consist of (i) a five-year, $250 million revolving credit facility and (ii) a seven-year, $250 million term loan. Proceeds from the Senior Secured Credit Facility will be used to: (i) repay borrowings under the existing Credit Facilities (ii) pay fees and expenses and (iii) provide for working capital and other general corporate purposes. It is likely the cost of funds under this facility will increase compared to the current bank facility. The Company expects to consummate the refinancing by the end of the second quarter of 2003, however, no assurances can be made that such financing will be completed. In the event the Company is unable to complete the $309 million refinancing described above prior to the October 2003 due date, the Company may have to obtain debt on less favorable terms than currently anticipated by management.

        In March 2003, the Company's long-term debt was rated BB by Standard & Poors and Ba2 by Moody's Investor Services, both with a stable outlook.

        At December 31, 2002, the mortgage-backed/asset-backed notes outstanding totaled $1.8 billion and consisted of six issues of public debt, providing permanent financing for instalment notes receivable purchased by Mid-State. These borrowings also include a $400 million warehouse facility (the "Mid-State Trust IX Variable Funding Loan Agreement"), providing temporary financing to Mid-State for its current purchases of instalment notes from JWH. At December 31, 2002, there was $177.0 million outstanding under this facility and $223.0 million available under the facility.

        In November 2001, Trust X issued Asset Backed Notes in the amount of $394.0 million. Approximately $77.7 million of the proceeds were set aside in a restricted cash account until additional instalment notes related to Trust X were purchased and securitized. As notes were added to Trust X, restricted cash was released. The remaining proceeds, net of underwriting fees, from this issuance were used to repay $266.0 million of outstanding borrowings under the Mid-State Trust IX Variable Funding Loan Agreement, with the remaining proceeds used to reduce borrowings under the Revolving Credit Facility.

        On October 1, 2002, all outstanding indebtedness under the Trust II Indenture was retired under provisions that allowed the trust's indebtedness to be called prior to its scheduled maturity. The Company used proceeds from the Mid-State Trust IX Variable Funding Loan Agreement to pay down all the remaining debt under Trust II. Trust IV owns the beneficial interest in Trust II and as a result, all collections on Trust II accounts are being used to pay interest, expenses and principal of Trust IV.

        The Company believes that the Mid-State Trust IX Variable Funding Loan Agreement will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by JWH. It is anticipated that one or more permanent financings similar to the Trust X Asset Backed Notes and other previous Mid-State asset-backed financings will be required over the next several years to repay future borrowings under the Trust IX Variable Funding Loan Agreement. The Company currently anticipates such a financing to occur in the second quarter of 2003.

        The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the Credit Facilities) are required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of at least 2.50-to-1 and (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the Credit Facilities) of not more than 3.75-to-1. The Company was in compliance with these and all other covenants at December 31, 2002.

        The Trust IX Variable Funding Loan Agreement covenants, among other things, restrict the ability of Mid-State to dispose of assets, create liens and engage in mergers or consolidations. Mid-State was in compliance with these covenants at December 31, 2002.

        The Trust IX Variable Funding Loan Agreement, as amended, expired February 3, 2003, but was renewed to February 2, 2004.

        For descriptions of, and additional information about, the Company's debt, see Note 11 of "Notes to Consolidated Financial Statements."

Statement of Cash Flows

        Cash and cash equivalents were approximately $13.4 million at December 31, 2002. Cash flow from operating activities for the year ended December 31, 2002, was primarily used for reductions of borrowings under the mortgage-backed notes, capital expenditures and to purchase shares of treasury stock and pay dividends.

        Cash flow from operating activities for the year ended December 31, 2002, were $129.0 million, principally representing the net loss for the year and non-cash charges for depreciation, amortization, deferred taxes, the cumulative effect of change in accounting principle related to the transitional goodwill impairment charge and impairment charges, offset by an increase in working capital. The increase in working capital reflected an increase in instalment notes receivable, higher receivables due to increased December 2002 sales in both Industrial Products and Carbon and Metals segments, higher insurance receivables related to the property and business interruption insurance claim at Natural Resources and lower accrued expenses and income taxes payable. Partially offsetting these increases were higher accounts payable.

        Capital expenditures totaled $79.0 million in the year ended December 31, 2002. These capital expenditures reflect the Company's ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at December 31, 2002 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2003 will approximate $75 to $85 million. Actual expenditures in 2003 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        The Company spent $1.9 million during 2002 to repurchase shares of its common stock. At December 31, 2002, the Company had approximately $23.9 million remaining under its repurchase authorization.

        During the year ended December 31, 2002, the Board of Directors announced and paid to shareholders of record on February 20, May 15, September 12, and November 21, 2002, a dividend of $.03 per share on each of these dates. Dividends for the year ended December 31, 2002 aggregated $5.3 million.

        During the year ended December 31, 2002, total debt decreased by $57.0 million. During the year, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement increased by $177.0 million, while scheduled payments on the mortgage-backed/asset-backed notes amounted to $234.4 million. Other senior debt increased by $0.4 million during the year.

Contractual Obligations and Commercial Commitments

        The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a borrowing or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit or guarantees of debt. The following tables summarize the Company's contractual obligations and commercial commitments as of December 31, 2002. The unconditional purchase obligations primarily represent commitments to purchase raw materials as well as certain property, plant and equipment.

Contractual obligations:

	Payments Due by Period (in Thousands)
	Total	2003	2004	2005	2006	2007 and Thereafter
Mortgage-backed/asset-backed debt(1)	$1,776,020	$350,058	$149,384	$130,056	$150,828	$995,694
Long-term debt(2)	125,000	125,000
Revolving Credit Facility(2)	183,900	183,900
Operating Leases	52,733	14,534	10,772	6,840	7,169	13,418
Unconditional purchase obligations	57,390	24,910	24,594	6,558	332	996

Total contractual cash obligations	$2,195,043	$698,402	$184,750	$143,454	$158,329	$1,010,108

(1)
The Asset-Backed Notes are based on scheduled maturities, adjusted for estimated prepayments and delinquencies.

(2)
The Company expects refinancing of the long-term debt and revolving credit facility to be completed in March 2003.

Other commercial commitments:

	Amounts of Commitment Expiration per Year (in thousands)
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit(1)	$350,000	$350,000	$—	$—	$—

Total commercial commitments	$350,000	$350,000	$—	$—	$—

(1)
Includes a sub-facility for standby and commercial letters of credit in the amount of $75,000.

MARKET RISK

        The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk on the instalment notes receivable portfolio and (ii) interest rate risk on short- and long-term borrowings. In the past, the Company has periodically used derivative financial instruments to manage interest rate risk. At December 31, 2002 there were no such instruments outstanding.

        As shown in Note 5 of "Notes to Consolidated Financial Statements," the Company's fixed-rate installment notes receivable portfolio had an estimated fair value as of December 31, 2002 of approximately $2.0 billion. Similarly, the Company's fixed-rate mortgage-backed/asset-backed notes have an estimated fair value as of December 31, 2002 of approximately $1.9 billion. Changes in interest rates are substantially offset by the fixed rate nature of these assets and liabilities. A 1% increase in interest rates would result in approximately a $7.8 million decrease in the net difference in value between the instalment notes receivable portfolio and the mortgage-backed notes. All of the Company's other borrowings are at variable interest rates.

        In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and anticipated purchases and sales of natural gas. The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. During 2002 and 2001, the Company hedged approximately 23% and 44%, respectively of its natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices during 2002, these swap contracts resulted in cash outflows of $0.5 million decreasing net sales and revenues. During 2001, natural gas prices declined and these swap contracts resulted in payments to the Company of approximately $8.1 million that were recognized and included in net sales in the statement of operations.

        During 2002, the Company hedged approximately 57% of it natural gas purchases with swap contracts. These swap contracts effectively converted a portion of forecasted natural gas purchases at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices during 2002, these swap contracts resulted in cash inflows of $0.3 million decreasing cost of sales.

        As of December 31, 2002, swap contracts to hedge anticipated sales in 2003 of natural gas totaling 4.8 million mmbtu were outstanding at prices ranging from $4.30 to $4.44 per mmbtu. At December 31, 2002 the net loss from these hedging instruments, which was $1.1 million, was recorded in other liabilities and accumulated comprehensive income (loss). Also, at December 31, 2002, swap contracts to hedge anticipated purchases in 2003 of natural gas totaling 0.2 million mmbtu were outstanding at a price of $3.47 per mmbtu.

        The Company is also subject to a limited amount of foreign currency risk, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations

        In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations", which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. Retirement obligations associated with long-lived assets included within the scope of FAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are included in the scope of the standard only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002.

        The Company estimates that the adoption of FAS 143 will result in a non-cash increase to net property, plant and equipment of approximately $0.8 million, a non-cash net increase to asset retirement obligation of approximately $0.4 million, and as a cumulative effect of change in accounting principle, a non-cash pretax charge of approximately $0.4 million.

Other Pronouncements

        In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. As the Company refinances its senior debt in 2003, the Company expects a $0.6 million loss associated with the extinguishment of the Company's existing debt that will be recorded as an operating expense and not as an extraordinary item in the statement of operations.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The scope of FAS 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Under the new standard, exit and disposal activities are generally expensed as incurred. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged.

        In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This Statement amends FAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company has elected to continue the use of the intrinsic value method for the fiscal year ending December 31, 2002 but has adopted the prominent disclosure provisions.

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

UNAUDITED INTERIM FINANCIAL INFORMATION:

(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2002
	March 31	June 30	September 30	December 31
Net sales and revenues	$447,111	$503,229	$500,382	$492,511
Gross profit	74,915	89,531	78,946	62,355
Net income (loss) before cumulative change in accounting principle	13,483	24,214	21,127	14,600
Change in accounting principle	(125,947)	—	—	—

Net income (loss) after cumulative change in accounting principle	$(112,464)	$24,214	$21,127	$14,600

Diluted income per share before cumulative change in accounting principle	$.30	$.54	$.47	$.33
Change in accounting principle	(2.81)	—	—	—

Diluted income per share after cumulative change in accounting principle	$(2.51)	$.54	$.47	$.33

        Reclassifications for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 have been made that increased time charge income and provision for loan losses by $1.687 million, $1.789 million, and $1.110 million, respectively, to properly reflect the recording of sales and related cost of sales for repossessed homes. There is no net impact on gross margins, net income or diluted income per share.

	Quarter ended
Fiscal Year 2001
	March 31	June 30	September 30	December 31
Net sales and revenues	$464,081	$516,843	$494,815	$444,167
Gross profit	79,405	87,104	82,886	81,096
Net income	5,427	14,331	11,193	12,299
Diluted income per share	.12	.32	.25	.28

        Diluted earnings per share was $.95 for 2001, which was lower than the sum of the quarterly EPS reported above as a result of purchases of treasury stock during the year.

        Reclassifications for the quarter ended March 31, 2001 have been made that reduced time charge income and provision for loan losses by $907 to properly reflect the recording of sales and related cost of sales for repossessed homes. There is no net impact on gross margins, net income or diluted income per share.

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

Item 14. Controls and Procedures

        As of March 21, 2003, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 21, 2003. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1) Financial Statements and Schedules—See Index to Financial Statements on page F-1.

  (2)
  II—Valuation and Qualifiying Accounts.

  (b)
  Reports on Form 8-K filed during the last quarter of the Company's fiscal year ended December 31, 2002—none.

  (c)
  Exhibits—See Index to Exhibits on page E-1 through E-3.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INDUSTRIES, INC.
March 21, 2003	/s/ WILLIAM F. OHRT William F. Ohrt, Executive Vice President and Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2003	/s/ DON DEFOSSET Don DeFosset, Chairman, President and Chief Executive Officer
March 21, 2003	/s/ DONALD N. BOYCE * Donald N. Boyce, Director
March 21, 2003	/s/ HOWARD L. CLARK, JR. * Howard L. Clark, Jr., Director
March 21, 2003	/s/ PERRY GOLKIN * Perry Golkin, Director
March 21, 2003	/s/ BERNARD G. RETHORE * Bernard G. Rethore, Director
March 21, 2003	/s/ SCOTT C. NUTTALL * Scott C. Nuttall, Director
March 21, 2003	/s/ WAYNE W. ROBINSON * Wayne W. Robinson, Director
March 21, 2003	/s/ NEIL A. SPRINGER * Neil A. Springer, Director

March 21, 2003	/s/ MICHAEL T. TOKARZ * Michael T. Tokarz, Director
March 21, 2003	/s/ WILLIAM F. OHRT William F. Ohrt, Executive Vice President and Principal Financial Officer
March 21, 2003	/s/ CHARLES E. CAUTHEN Charles E. Cauthen, Senior Vice President, Controller and Principal Accounting Officer

* By: /s/  CHARLES E. CAUTHEN

Charles E. Cauthen
Attorney-in-Fact

Walter Industries, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Don DeFosset, Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Walter Industries, Inc. (the "Registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                      /s/ Don DeFosset

                      Don DeFosset
                      Chief Executive Officer

Walter Industries, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William F. Ohrt, Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Walter Industries, Inc. (the "Registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                      /s/ William F. Ohrt

                      William F. Ohrt
                      Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries
Report of Independent Certified Public Accountants	F-2
Consolidated Balance Sheets—December 31, 2002 and December 31, 2001	F-3
Consolidated Statements of Operations for the Two Years Ended December 31, 2002, the Seven Months Ended December 31, 2000 and the Year Ended May 31, 2000	F-4
Consolidated Statements of Changes in Stockholders' Equity for the Two Years Ended December 31, 2002, the Seven Months Ended December 31, 2000 and the Year Ended May 31, 2000	F-5
Consolidated Statements of Cash Flows for the Two Years Ended December 31, 2002, the Seven Months Ended December 31, 2000 and the Year Ended May 31, 2000	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Walter Industries, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the two years ended December 31, 2002 and December 31, 2001, the seven months ended December 31, 2000, and the year ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 9, the Company changed its method of accounting for amortization of goodwill in accordance with Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

PricewaterhouseCoopers LLP

Tampa, Florida
February 12, 2003

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$13,361	$11,536
Short-term investments, restricted	97,886	126,751
Marketable securities	1,610	1,499
Instalment notes receivable, net	1,717,723	1,689,773
Receivables, net	273,615	223,630
Inventories	250,507	252,781
Prepaid expenses	12,208	8,778
Property, plant and equipment, net	490,216	485,711
Assets held for sale	12,171	12,333
Investments	13,672	13,116
Deferred income taxes	32,904	—
Unamortized debt expense	35,253	39,918
Other long-term assets, net	38,604	44,550
Goodwill and other intangibles, net	215,494	423,720

	$3,205,224	$3,334,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$158,882	$115,293
Accrued expenses	119,161	142,565
Income taxes payable	52,223	68,536
Debt
Mortgage-backed/asset-backed notes	1,776,020	1,833,442
Other senior debt	308,900	308,500
Accrued interest	33,162	30,512
Deferred income taxes	—	49,873
Accumulated postretirement benefits obligation	296,402	296,178
Other long-term liabilities	121,480	48,546
Commitments and Contingencies (Note 16)
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—55,596,665 and 55,379,270 shares	556	554
Capital in excess of par value	1,154,608	1,157,202
Accumulated deficit	(629,960)	(577,438)
Treasury stock—11,284,492 and 11,103,292 shares, at cost	(136,452)	(134,565)
Accumulated other comprehensive loss	(49,758)	(5,102)

Total stockholders' equity	338,994	440,651

	$3,205,224	$3,334,096

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
Sales and revenues:
Net sales	$1,700,707	$1,664,019	$1,050,353	$1,661,947
Time charges	220,499	214,152	122,316	216,545
Miscellaneous	22,027	29,538	15,246	26,416
Excise tax refund claim	—	12,197	—	—

	1,943,233	1,919,906	1,187,915	1,904,908

Cost and expenses:
Cost of sales (exclusive of depreciation shown below)	1,394,960	1,333,528	853,647	1,325,003
Depreciation	65,660	61,372	38,446	79,607
Selling, general and administrative	189,592	188,854	112,239	212,771
Provision for losses on instalment notes	12,399	11,026	5,310	10,660
Postretirement benefits	15,965	19,348	12,608	21,834
Interest and amortization of debt expense	154,017	171,624	112,211	186,635
Amortization of goodwill and other intangibles	7,225	36,981	21,772	37,664
Restructuring and impairment charges	1,692	6,912	23,016	164,366
Loss due to mining accident	—	10,834	—	—

	1,841,510	1,840,479	1,179,249	2,038,540

Income (loss) before income tax expense	101,723	79,427	8,666	(133,632)
Income tax (expense) benefit	(28,298)	(36,177)	(5,480)	22,629

Income (loss) before cumulative effect of change in accounting principle	73,425	43,250	3,186	(111,003)

Cumulative effect of change in accounting principle (net of income tax of $75,053)	(125,947)	—	—	—

Net income (loss)	$(52,522)	$43,250	$3,186	$(111,003)

Basic net income (loss) per share:
Net income (loss) before accounting change	$1.66	$.96	$.07	$(2.28)
Cumulative effect of change in accounting principle, net of tax	(2.85)	—	—	—

Net income (loss)	$(1.19)	$.96	$.07	$(2.28)

Diluted net income (loss) per share:
Net income (loss) before accounting change	$1.64	$.95	$.07	$(2.28)
Cumulative effect of change in accounting principle, net of tax	(2.81)	—	—	—

Net income (loss)	$(1.17)	$.95	$.07	$(2.28)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital in Excess	Treasury Stock
Balance at May 31, 1999	$578,953		$(512,871)	$(6,028)	$553	$1,169,377	$(72,078)
Comprehensive loss:
Net loss	(111,003)	$(111,003)	(111,003)
Other comprehensive income, net of tax:
Net unrealized gains in marketable securities	10	10		10
Foreign currency translation adjustment	(754)	(754)		(754)
Reduction in additional pension liability	5,621	5,621		5,621

Comprehensive loss		$(106,126)

Stock issued from option exercises	115					115
Dividends paid, $.03 per share quarterly	(4,361)					(4,361)
Purchases of treasury stock, net of reissuances	(31,954)						(31,954)

Balance at May 31, 2000	436,627		(623,874)	(1,151)	553	1,165,131	(104,032)
Comprehensive income:
Net income	3,186	$3,186	3,186
Other comprehensive income, net of tax:
Net unrealized gains in marketable securities	56	56		56
Foreign currency translation adjustment	26	26		26

Comprehensive income		$3,268

Stock issued from option exercises	426				1	425
Dividends paid, $.03 per share quarterly	(2,789)					(2,789)
Purchases of treasury stock	(12,081)						(12,081)

Balance at December 31, 2000	425,451		(620,688)	(1,069)	554	1,162,767	(116,113)
Comprehensive income:
Net income	43,250	$43,250	43,250
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(101)	(101)		(101)
Increase in additional pension liability	(3,845)	(3,845)		(3,845)
Net unrealized loss on hedge	(87)	(87)		(87)

Comprehensive income		$39,217

Stock issued from option exercises	289					289
Purchases of treasury stock	(18,452)						(18,452)
Dividends paid, $.03 and $.04 per share quarterly	(5,854)					(5,854)

Balance at December 31, 2001	440,651		(577,438)	(5,102)	554	1,157,202	(134,565)

Comprehensive income:
Net loss	(52,522)	$(52,522)	(52,522)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	20	20		20
Increase in additional pension liability	(43,718)	(43,718)		(43,718)
Net unrealized loss on hedge	(958)	(958)		(958)

Comprehensive loss		$(97,178)

Stock issued from option exercises	2,722				2	2,720
Purchases of treasury stock	(1,887)						(1,887)
Dividends paid, $.03 per share quarterly	(5,314)					(5,314)

Balance at December 31, 2002	$338,994		$(629,960)	$(49,758)	$556	$1,154,608	$(136,452)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(52,522)	$43,250	$3,186	$(111,003)
Charges to income (loss) not affecting cash:
Depreciation	65,660	61,372	38,446	79,607
Cumulative effect of change in accounting principle, net of tax	125,947	—	—	—
Provision (benefit) for deferred income taxes	20,807	21,680	1,250	(46,419)
Accumulated postretirement benefits obligation	224	9,275	5,130	11,364
Provision (benefit) for other long-term liabilities	687	(15,566)	(1,491)	529
Amortization of goodwill and other intangibles	7,225	36,981	21,772	37,664
Amortization of debt expense	4,758	5,328	3,642	7,705
Restructuring and impairment charges (a)	1,316	4,415	3,461	159,360

	174,102	166,735	75,396	138,807
Decrease (increase) in assets
Short-term investments, restricted	28,865	(25,850)	40,625	7,623
Marketable securities	(111)	481	(400)	3,290
Instalment notes receivable, net (b)	(27,950)	(3,496)	(19,102)	(13,046)
Receivables, net	(49,985)	15,990	9,743	(12,494)
Inventories	2,274	8,660	49,936	(11,488)
Prepaid expenses	(3,430)	4,301	(4,177)	10,424
Increase (decrease) in liabilities
Accounts payable	43,589	(38,974)	(3,725)	16,249
Accrued expenses (a)	(24,720)	11,712	(9,759)	(3,717)
Income taxes payable	(16,314)	7,509	1,198	6,797
Accrued interest	2,650	2,281	4,750	(2,189)

Cash flows from operating activities	128,970	149,349	144,485	140,256

INVESTING ACTIVITIES
Additions to property, plant and equipment, net of retirements	(70,003)	(74,619)	(44,618)	(79,923)
Decrease (increase) in investments and other assets	5,390	(8,297)	(2,643)	(339)

Cash flows used in investing activities	(64,613)	(82,916)	(47,261)	(80,262)

FINANCING ACTIVITIES
Issuance of debt	693,714	1,126,328	419,900	1,100,464
Retirement of debt	(750,736)	(1,165,719)	(517,679)	(1,134,703)
Additions to unamortized debt expense	(93)	(2,814)	(795)	(2,361)
Purchases of treasury stock, net of reissuances	(1,887)	(18,452)	(12,081)	(31,954)
Dividends paid	(5,314)	(5,854)	(2,789)	(4,361)
Exercise of employee stock options	2,722	289	426	115
Net unrealized loss on hedge	(958)	(87)	—	—

Cash flows used in financing activities	(62,552)	(66,309)	(113,018)	(72,800)

EFFECT OF EXCHANGE RATE ON CASH	20	(101)	26	(754)

Net increase (decrease) in cash and cash equivalents	1,825	23	(15,768)	(13,560)
Cash and cash equivalents at beginning of period	11,536	11,513	27,281	40,841

Cash and cash equivalents at end of period	$13,361	$11,536	$11,513	$27,281

(a)
The Company recorded restructuring and impairment charges of $1,692, $6,912, $23,016 and $164,366 for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and year ended May 31, 2000, respectively. A portion of these charges were non-cash and are reconciled below:

	December 31, 2002	December 31, 2001	December 31, 2000	May 31, 2000
Accrued expenses	$376	$2,497	$19,555	$5,006
Non-cash	1,316	4,415	3,461	159,360

Total restructuring and impairment charges	$1,692	$6,912	$23,016	$164,366

(b)
Consists of sales and resales, net of repossessions and provision for losses, of $425,174, $387,089, $219,160 and, $399,291 and cash collections on account and payouts in advance of maturity of $397,224, $383,593, $200,058 and $386,245 for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and the year ended May 31, 2000, respectively.

SUPPLEMENTAL DISCLOSURES:
Interest paid	$146,689	$164,207	$104,072	$181,564
Income taxes paid	$20,221	$6,496	$2,684	$16,607

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

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

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

        For the foreign subsidiaries included in the Carbon and Metals segment that prepare financial statements in currencies other than the U.S. dollar, the Company translates revenues and expenses at average rates prevailing during the year and assets and liabilities at year end exchange rates. Translation adjustments are reported as a component of stockholders' equity. Gains and losses from foreign currency transactions are insignificant and are included in selling, general and administrative expenses.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, instalment notes receivable, trade and other receivables and derivative-related receivables.

        The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade and other receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2002, 26%, 14%, 9%, and 8% (December 31, 2001, 24%, 14%, 9%, and 9%) are secured by homes located in the states of Texas, Mississippi, Alabama and Florida, respectively. The Company believes the potential for incurring material losses related to the concentration of these credit risks is remote. Derivatives are entered into only with what management considers to be highly credit-worthy counterparties.

Revenue Recognition

        Revenue is generally recognized when products are shipped or services are provided to customers. Revenue from the construction and sale of a home is included in income upon completion of construction and legal transfer of ownership to the customer. Time charges are recognized using the interest method. Instalment note payoffs received in advance of scheduled maturity (prepayments) cause time charge income to increase due to the recognition of remaining unamortized discounts arising from the application of ABP 21 at the note's inception. Instalment notes are placed on non-accrual status when any portion of the principal or time charges is ninety days past due. When placed on non-accrual status, the related time charges receivable is reversed against time charges of the current period. Instalment notes are removed from non-accrual status when principal and time charges become current. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected. For the Company's methane gas operations, revenues are recognized when the gas has been transferred to the customers' pipeline, at which time transfer of title occurs. Revenue earned by shipping cargo by ocean vessel is recognized under international shipping standards as defined by Incoterms 2000, when title and risk of loss transfer to the customer. Given the diversity of the Company's businesses, many transactions have unique characteristics, which have to be analyzed on a case-by-case basis. This diversity of products and contracts can lead to variations in the timing of income recognition. However, most transactions are not individually significant, nor could they materially impact earnings.

        Within the Carbon and Metals segment, the Company follows gross reporting for all transactions, including those with Rain Calcining Ltd. ("Rain"). See Note 21 "Related Party Transactions."

Instalment Notes and Related Allowance for Losses

        Within the Financing Segment, both Mid-State Homes, Inc. ("MSH") and Walter Mortgage Company ("WMC") offer financing to homebuyers that is secured by mortgages and liens on the real and personal property. The financing revenue generated by both MSH and WMC is recognized using the interest method, however, the legal instruments used in each company allow for different amounts to be charged to the customer and ultimately recognized as revenue. MSH offers instalment notes, which state the maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar value of monthly payments, excluding late charges that may by levied. WMC offers mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes, yet under the laws governing these loans, WMC has the ability to levy costs to protect WMC's collateral position upon default, such as attorney fees, inspections and late charges as allowed by state law. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC. Mortgage loans in the WMC portfolio, before allowances, were approximately $15.2 million and $0.6 million at December 31, 2002 and 2001, respectively.

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

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. See Note 3 "Restructuring, Impairment and Other Charges."

Investments

        The Company consolidates all majority owned and controlled subsidiaries, applies the equity method of accounting for investments of between 20% and 50%, and accounts for investments below the 20% level under the cost method.

Goodwill and Other Intangible Assets—Adoption of FAS Statement 142

        The Company adopted FAS No. 142, "Goodwill and Other Intangible Assets" effective on January 1, 2002. Under FAS 142, goodwill and intangible assets that have an indefinite useful life are no longer subject to amortization. Instead, FAS 142 requires goodwill and intangible assets that have an indefinite life to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment. Intangible assets that have a definite life are amortized over their useful life. Definitive lived intangible assets consist primarily of premiums on the Trust II instalment note receivable portfolio and certain mineral and timber rights. The premiums are amortized to expense over the life of the notes based on the collections on the outstanding balances. The mineral and timber rights are amortized to expense over the estimated life of the mineral and timber production and related sales.

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

        Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are amortized over the estimated useful life of the system or software beginning when site installations or module development is complete and ready for its intended use which is generally 3 to 5 years.

Workers' Compensation and Pneumoconiosis ("Black Lung")

        The Company is self-insured for workers' compensation benefits for work related injuries. Liabilities are recorded principally using annual valuations performed by outside actuaries based on discounted future expected payments using historical data of the division or combined insurance industry data when historical data is limited. Workers' compensation liabilities were as follows (in thousands):

	December 31,
	2002	2001
Undiscounted claims	$53,706	$54,178
Discount rate	7.25%	7.75%
Discounted claims	$37,495	$37,245

        A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $2.4 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.8 million.

        Jim Walter Resources is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended and is self-insured against black lung related claims. The Company engages an outside actuary to perform an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. Based on the actuarial determined present value of the obligation using a discount factor of 7.25% and 7.5% for 2002 and 2001, respectively, the Company has recorded liabilities of $7.2 million and $7.7 million in other long-term liabilities as of December 31, 2002 and 2001, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $1.5 million, while a one-percentage-point decrease in the discount rate would increase the liability by $2.0 million.

Environmental Expenditures

        The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. For the years ended December 31, 2002 and 2001, the transition period ended December 31, 2000, and for the fiscal year ended May 31, 2000, environmental expenses were approximately $5.8 million, $7.8 million, $3.9 million, and $7.8 million, respectively.

Stock Options

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the years ended December 31,
			For the seven months ended December 31, 2000
				For the year ended May 31, 2000
	2002	2001
Net income (loss), as reported	$(52,522)	$43,250	$3,186	$(111,003)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,485	5,326	5,546	3,267

Pro forma net income	$(57,007)	$37,924	$(2,360)	$(114,270)

Net income (loss) per share:
Basic—as reported	$(1.19)	$.96	$.07	$(2.28)
Basic—pro forma	(1.29)	.84	(.05)	(2.34)
Diluted—as reported	(1.17)	.95	.07	(2.28)
Diluted—pro forma	(1.27)	.84	(.05)	(2.34)

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Assumptions used for the following periods were:

			For the seven months ended December 31, 2000
	For the years ended December 31,			For the year ended May 31, 2000
	2002	2001
Risk free interest rate	4.70%	4.67%	5.61%	5.56%
Dividend yield	1.00%	1.00%	1.00%	1.00%
Expected life (years)	7.5	5.0	5.0	5.0
Volatility	40.55%	55.22%	40.41%	37.36%

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

Change in Year-end

        In November 2000, the Company changed its fiscal year-end from May 31 to December 31. The change in year-end resulted in a short fiscal year covering the seven month transition period from June 1, 2000 to December 31, 2000. References to fiscal 2002 and 2001, the transition period, and fiscal 2000 throughout these consolidated financial statements are for the years ended December 31, 2002 and December 31, 2001, the seven months ended December 31, 2000, and the year ended May 31, 2000, respectively.

Comparable Transition Period Financial Data (unaudited)

        In connection with the Company's change in fiscal year, presented below is financial data for comparable prior periods (amounts in thousands, except per share amounts):

	For the year ended December 31, 2000	For the seven months ended December 31, 1999
Net sales and revenues	$2,004,723	$1,089,805
Cost of sales	1,427,278	753,350
Depreciation	70,600	45,477
Selling, general and administrative	216,436	110,809
Provision for losses on instalment notes	9,756	5,685
Postretirement benefits	21,712	12,730
Amortization of goodwill and other intangibles	36,918	22,518
Interest and amortization of debt expense	190,744	108,102
Restructuring and impairment charges	190,882	(3,500)

Income (loss) before income tax expense	(159,603)	34,634
Income tax (expense) benefit	35,121	(17,970)

Net income (loss)	$(124,482)	$16,664

Basic and diluted net income (loss) per share	$(2.66)	$.36

NOTE 3—Restructuring, Impairment and Other Charges

        In September 2001, an explosion and fire occurred at one of Jim Walter Resources' mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. Included in the statement of operations for 2001 is a charge of $10.8 million related to this accident. For the years ended December 31, 2002 and 2001, approximately $25.4 million and $9.0 million, respectively, that was expected to be recovered from business interruption insurance was recorded as a reduction to cost of sales in the statement of operations. In addition, for the years ended December 31, 2002 and 2001, approximately $16.1 million and $4.6 million, respectively, have been incurred for re-entry costs. These expenses have been fully offset by amounts expected to be recovered through property and casualty insurance. Approximately $2.2 million of expected insurance proceeds have been recorded as miscellaneous income, representing the gain on reimbursement of fully depreciated equipment, the replacement cost which was capitalized during the year ended December 31, 2002. Approximately $16.3 million and $8.2 million of business interruption and property and casualty insurance receivables were included in the consolidated balance sheet at December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, approximately $33.4 million and $2.9 million, respectively, of insurance proceeds had been received. In January 2003, an additional $8.5 million of insurance proceeds was received.

        In 2002, a $1.7 million pre-tax impairment charge was taken to write-off certain AIMCOR Carbon petroleum coke handling assets in a Gulf Coast facility that has been closed.

        In February 1999, a decision was made to shut down the Blue Creek Mine No. 3 resulting in a restructuring and asset impairment charge of $27.5 million. In fiscal 2000, the Company reversed $7.3 million of these restructuring expenses primarily as a result of a downward revision of the Mine No. 3 reclamation cost estimates and elimination of future royalties.

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

        As a result of the foreign sales operations restructuring, all employees in the Luxembourg office were terminated and the office closed. No additional personnel or overhead costs were incurred at the United Kingdom office as a result of the Luxembourg closure. Approximately 30 other positions were eliminated in the course of the AIMCOR restructuring. Total severance payments related to the foreign sales operations and other AIMCOR facilities were estimated to be $6.3 million. Other costs related to the AIMCOR restructurings which include legal fees, lease commitments and other costs were $0.9 million. During 2001, an additional $1.0 million was recorded as a result of further restructuring that resulted in approximately 30 employees being terminated in the U.K., Mexico and domestic Carbon and Metals divisions.

        During the seven months ended December 31, 2000, the Company announced the closure of a slag fiber manufacturing facility owned by Sloss in Alexandria, Indiana. In connection with the closure, $5.5 million was charged to restructuring expense, of which $3.5 million related to asset impairments. Additionally, during the year ended December 31, 2001, the Company announced the shutdown of certain chemical operations at its Sloss subsidiary. In connection with the shutdown, $5.5 million was charged to restructuring expense, of which $4.4 million related to asset impairments.

        A summary of impairment and restructuring charges included the following (in thousands):

	For the years ended December 31,
			For the seven months ended December 31, 2000
				For the year ended May 31, 2000
	2002	2001
Impairment of long-lived assets:
Natural Resources assets	$—	$—	$—	$166,660
Carbon and Metals assets	1,692	4,415	3,500	—
Restructuring charges:
Severance and payroll related	—	2,497	16,915	5,006
Other charges (credits)	—	—	2,601	(7,300)

	$1,692	$6,912	$23,016	$164,366

        At December 31, 2002, approximately $1.2 million of restructuring charges remain accrued and unpaid.

NOTE 4—Restricted Short-Term Investments

        Restricted short-term investments at December 31, 2002 and December 31, 2001 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, V, VI, VII, VIII, IX and X (the "Trusts") ($91.1 million and $120.5 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, (ii) miscellaneous other segregated accounts restricted to specific uses ($6.8 million and $6.2 million at December 31, 2002 and December 31, 2001, respectively).

NOTE 5—Instalment Notes Receivable

        Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments, over periods of 12 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute a significant equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment notes ranging from 7.5% to 11.25% annual percentage rate, without points or closing costs. Origination costs are deferred and amortized over the average life of the note portfolio. The aggregate amount of instalment notes receivable having at least one payment 91 or more days delinquent was 4.70%, and 4.21% of total instalment notes receivable at December 31, 2002 and 2001, respectively. The Company's recognizes time charge income using the interest method.

	December 31,
	2002	2001
Instalment notes receivable	$1,728,997	$1,700,773
Less: Allowance for losses	(11,274)	(11,000)

Net	$1,717,723	$1,689,773

        Activity in the allowance for losses is summarized as follows (in thousands):

	December 31,
	2002	2001
Balance at beginning of year	$11,000	$10,300
Provisions charged to income	12,399	11,026
Charge-offs, net of recoveries	(12,125)	(10,326)

Balance at end of year	$11,274	$11,000

        Charge-offs on instalment notes occur when management believes it will be unable to collect all amounts contractually due and begins the foreclosure process. The charge-off is measured based upon the excess of the recorded investment amount over the fair value of the collateral as reduced by selling costs. Recoveries on charge-offs are immaterial to aggregate charge-offs.

        MSH purchases and services instalment notes from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates. Mid-State Trust II ("Trust II"), Mid-State Trust IV ("Trust IV"), Mid-State Trust VI ("Trust VI"), Mid-State Trust VII ("Trust VII"), Mid-State Trust VIII ("Trust VIII") and Mid-State Trust X ("Trust X") are business trusts organized by MSH, which owns all of the beneficial interest in Trust IV, Trust VI, Trust VII, Trust VIII and Trust X. Trust IV owns all of the beneficial interest in Trust II. The Trusts were organized for the purpose of purchasing instalment notes receivable from MSH with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust IV, Trust VI, Trust VII, Trust VIII and Trust X, including the instalment notes receivable, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, IV, VI, VII, VIII and X for their publicly issued debt are to be satisfied solely from the proceeds of the underlying instalment notes and are non-recourse to the Company and its subsidiaries. The Trust II Asset Backed Notes were redeemed on October 1, 2002. Mid-State Trust IX ("Trust IX"), a business trust in which MSH holds all the beneficial interest, was organized as a warehouse facility to hold instalment notes receivable as collateral for borrowings to provide temporary financing to MSH for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates.

NOTE 6—Receivables

        Receivables are summarized as follows (in thousands):

	December 31,
	2002	2001
Trade receivables	$231,514	$192,247
Other receivables	49,478	39,213
Less: Allowance for losses	(7,377)	(7,830)

Total receivables, net	$273,615	$223,630

        Other receivables include $20.7 million and $13.8 million for insurance receivables and $8.9 million for excise tax refunds at December 31, 2002 and 2001.

NOTE 7—Inventories

        Inventories are summarized as follows (in thousands):

	December 31,
	2002	2001
Finished goods	$145,739	$155,898
Goods in process	41,953	34,630
Raw materials and supplies	52,556	56,425
Houses held for resale	10,259	5,828

Total inventories	$250,507	$252,781

NOTE 8—Property, Plant and Equipment

        Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2002	2001
Land and minerals	$84,975	$84,738
Land improvements	21,729	12,668
Buildings and leasehold improvements	182,861	150,520
Mine development costs	5,770	5,770
Machinery and equipment	727,675	731,593
Construction in progress	55,556	50,371

Gross	1,078,566	1,035,660
Less: Accumulated depreciation	(588,350)	(549,949)

Net	$490,216	$485,711

        Assets held for sale at December 31, 2002 and 2001 consisted of the Company's former headquarters facilities. These facilities are under contract for sale to a buyer with closing expected in 2003. The Company does not expect to recognize a significant gain or loss associated with the sale of this asset.

NOTE 9—Goodwill and Other Intangible Assets

Goodwill

        As of December 31, 2001, the Company had $423.7 million of goodwill, net of accumulated amortization of $711.3 million related to the 1987 acquisition of Jim Walter Corporation and related subsidiaries, and subsequent acquisitions of AIMCOR and three home building companies.

        The fair value of each of the Company's reporting units was individually determined using valuation models reflecting the expected future cash flow projections related to each reporting unit, which were discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company's reporting units are similar, although not identical, to its reporting segments. This analysis indicated that the AIMCOR reporting units' carrying value, including its tax deductible goodwill, exceeded its fair value. The Company then determined that the carrying value of the AIMCOR reporting units' goodwill exceeded the fair value of its goodwill.

        As a result of implementing the new goodwill impairment testing standard (see Note 2 "Summary of Significant Accounting Policies"), the Company recorded a goodwill impairment loss of $125.9 million, net of taxes of $75.1 million related to the AIMCOR reporting units which was accounted for as a cumulative effect of a change in accounting principle. This goodwill impairment resulted from a change in the profitability of the business since its acquisition due to increased competition and eroding industry margins.

        The following represents pro-forma net income and related per share amounts as if the new method of accounting for goodwill was applied retroactively:

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
Reported net income	$73,425	$43,250	$3,186	$(111,003)
Goodwill amortization (net of tax)	—	25,700	14,841	23,143

Adjusted net income (loss)	$73,425	$68,950	$18,027	$(87,860)

Reported basic net income per share	$1.66	$.96	$.07	$(2.28)
Goodwill amortization (net of tax)	—	.57	.32	.48

Adjusted basic net income (loss) per share	$1.66	$1.53	$.39	$(1.80)

Reported diluted net income (loss) per share	$1.64	$.95	$.07	$(2.28)
Goodwill amortization (net of tax)	—	.57	.32	.48

Adjusted diluted net income (loss) per share	$1.64	$1.52	$.39	$(1.80)

Definite Lived Intangibles

        The Company identified and reclassified definite lived intangible assets, which met recognition criteria under FAS No. 141, "Business Combinations," from goodwill to definite lived intangibles. These intangible assets have historically been amortized by the Company and will continue to be amortized over their useful lives.

        Definite lived intangible assets at January 1, 2002 and December 31, 2002 consisted of intangibles principally associated with the instalment notes receivable portfolio of $30.8 million and $23.6 million, net of accumulated amortization, respectively. Definite lived intangible assets amortization expense was $7.2 million and $8.6 million for the years ended December 31, 2002 and 2001, respectively. Estimated amortization over the next five years is approximately $4.4 million, $3.9 million, $3.2 million, $2.5 million and $1.8 million for 2003, 2004, 2005, 2006 and 2007, respectively.

Changes in Carrying Amount

        The changes in the carrying amount of goodwill and intangibles by reportable segment for the year ended December 31, 2002 are as follows (in thousands):

	Goodwill				Intangibles
	Homebuilding	Financing	Industrial Products	Carbon & Metals	Financing & Other	Totals
Net balance as of January 1, 2002	$63,210	$41,698	$60,868	$257,943	—	$423,719
Reclasses	—	(30,803)	—	—	$30,803	—
Impairment Loss	—	—	—	(201,000)	—	(201,000)
Amortization	—	—	—	—	(7,225)	(7,225)

Net balance as of December 31, 2002	$63,210	$10,895	$60,868	$56,943	$23,578	$215,494

        Goodwill and definite lived intangible assets will be reviewed for impairment on an annual basis, or more frequently if significant events occur that indicate that an impairment could exist. The Company has performed its annual impairment review as of January 1, 2003.

NOTE 10—Income Taxes

        Income tax expense (benefit) consists of the following components (in thousands):

	For the years ended December 31,				For the seven months ended December 31, 2000
							For the year ended May 31, 2000
	2002		2001
	Current	Deferred	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$5,608	$20,552	$11,287	$21,528	$2,159	$2,129	$20,811	$(51,462)
State and local	263	255	2,542	152	1,039	(879)	1,569	5,043
Foreign	1,620	—	668	—	1,032	—	1,410	—

Total	$7,491	$20,807	$14,497	$21,680	$4,230	$1,250	$23,790	$(46,419)

        The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows:

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%	(35.0)%
Effect of:
State and local income tax	.3	2.8	1.2	.6
Amortization of goodwill	—	12.5	47.1	7.6
Nonconventional fuel credit	(1.7)	(2.5)	(14.7)	(1.2)
Leveraged buyout costs	—	—	—	7.5
Depletion	(3.4)	(1.4)	(2.1)	(.2)
Capital loss on sale of subsidiary	(2.8)	—	—	—
Valuation allowance	—	—	—	5.4
State—net operating loss	—	—	—	(1.4)
Other, net	.4	(.9)	(3.3)	(.2)

Effective tax rate	27.8%	45.5%	63.2%	(16.9)%

        During the fiscal year ended May 31, 2000, the Bankruptcy Court ruled against the Company as to the deductibility of certain costs associated with the leveraged buyout in fiscal years 1987 and 1988 and the Company recorded additional income taxes related to this item in fiscal 2000.

        Due to a tax law change in the consolidated return loss disallowance rules during the year ending December 31, 2002, which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components, Inc., an additional capital loss of $8.1 million was allowed, resulting in a reduction of income tax expense of $2.8 million for the year ending December 31, 2002.

        Deferred tax liabilities (assets) are comprised of the following (in thousands):

	December 31,
	2002	2001
Bad debts	$(11,896)	$(11,676)
Time charge income	119,703	120,788
Instalment sales method for instalment notes receivable in prior years	16,180	7,251
Depreciation and amortization	10,425	90,207
Net operating loss/capital loss/credit carryforwards	(4,333)	(8,187)
Accrued expenses	(36,300)	(50,122)
Postretirement benefits other than pensions	(118,824)	(113,439)
Pensions	(21,057)	6,700
Valuation allowance	13,198	8,351

Total deferred tax liability (asset)	$(32,904)	$49,873

        The Revenue Act of 1987 eliminated the instalment sales method of tax reporting for sales after December 31, 1987. The valuation allowance relates to certain state income tax benefits of Natural Resources for which the Company believes it is likely there is no future benefit and for various state net operating loss carryforwards for Natural Resources and Homebuilding which will expire before their expected utilization.

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

        The IRS audited the Company's federal income tax returns for fiscal years ended May 31, 1995 and 1996 and issued a notice of proposed deficiency in December 2001. The Company and the IRS reached agreement on most of the issues included in this notice, resulting in a net reduction in taxable income of $7.3 million to the Company, on which a partial agreement was executed. The Company filed an appeal with the IRS in January 2002 protesting the remaining unagreed issues in the notice. The remaining protested issues are comprised primarily of disallowances of deductions in 1995 and 1996 of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Proceedings in accordance with the terms of the Consensual Plan (see Note 1 "Organization"). Management believes the IRS position is without merit and that the ultimate outcome of the IRS audit will not have a material adverse impact on the Company's financial position or results of operations.

        The Company believes that its tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient reserves to address any claims, including interest and penalties.

NOTE 11—Debt

        Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

	December 31,
	2002	2001
Mortgage-Backed/Asset Backed Notes:
Trust II Mortgage-Backed Notes	$—	$96,900
Trust IV Asset Backed Notes	456,771	477,803
Trust VI Asset Backed Notes	257,107	286,131
Trust VII Asset Backed Notes	225,543	250,558
Trust VIII Asset Backed Notes	295,537	330,797
Trust IX Variable Funding Loan	177,014	—
Trust X Asset Backed Notes	364,048	391,253

	1,776,020	1,833,442

Other senior debt:
Revolving Credit Facility	183,900	83,500
Term Loan	125,000	225,000

	308,900	308,500

Total	$2,084,920	$2,141,942

        The Company's debt repayment schedule as of December 31, 2002 is as follows:

	Payment Due
	2003	2004	2005	2006	2007 and Thereafter
Mortgage-backed/asset-backed debt(1)	$350,058	$149,384	$130,056	$150,828	$995,694
Other senior debt	308,900	—	—	—	—

	$658,958	$149,384	$130,056	$150,828	$995,694

(1)
Based on scheduled maturities, adjusted for estimated prepayment and delinquencies.

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

        The Credit Facilities are collateralized by guarantees and pledges of the capital stock of all domestic subsidiaries of the Company other than Mid-State Holdings Corporation, and its sole subsidiary Mid- State, and Cardem Insurance Company Ltd. Net cash proceeds from (a) asset sales where the aggregate consideration received (on a cumulative basis from October 15, 1997) exceeds $20.0 million and the cumulative amount of proceeds from such sales since the most recent preceding prepayment equals or exceeds $5.0 million, (b) each Permitted Receivables Securitization (as defined in the Credit Facilities) or (c) the issuance of Consolidated Indebtedness (as defined in the Credit Facilities) permitted thereunder must be applied to permanently reduce the Credit Facilities. There have been no such reductions to date. Interest, at the option of the Company, is at (i) the greater of (a) the prime rate, or (b) the federal funds effective rate plus .50% or (ii) a LIBOR rate plus an Applicable Margin (as defined in the Credit Facilities) of .625% to 2.25% (based upon a leverage ratio pricing grid). At December 31, 2002 and December 31, 2001 the weighted average interest rates were 2.3% and 3.0%, respectively.

        The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding and a sub-facility for swingline advances in an amount not in excess of $25.0 million at any time outstanding. A fee ranging from .20% to .40% per annum (based upon a leverage ratio pricing grid) is payable on the daily average unutilized commitment. The Company paid $0.4 million in fees for the year ended December 31, 2002. The fee for outstanding letters of credit is priced at the Applicable Margin less .125%. At December 31, 2002, letters of credit in the aggregate face amount of $56.2 million have been issued and $8.9 million was outstanding on the swingline facility. The Revolving Credit Facility is due October 15, 2003. Additionally, the remaining scheduled principal payment on the Term Loan of $125.0 million is due October 15, 2003.

        The Company has engaged Banc of America Securities LLC as the lead arranger to arrange and syndicate a $500 million Senior Secured Credit Facility that is expected to replace the existing Revolving Credit Facility and Term Loan. The Senior Secured Credit Facility is expected to consist of (i) a five-year, $250 million revolving credit facility and (ii) a seven-year, $250 million term loan. Proceeds from the Senior Secured Credit Facility will be used to: (i) repay borrowings under the existing Credit Facility (ii) pay fees and expenses and (iii) provide working capital and other general corporate purposes. The Company expects to consummate the refinancing by the end of the second quarter of 2003, however, no assurances can be made that such financing will be completed. In the event the Company is unable to complete the $309 million refinancing described above prior to the October 2003 due date, the Company may have to obtain debt on less favorable terms than currently anticipated by management.

        On October 1, 2002, all outstanding indebtedness under the Trust II Indenture was retired under provisions that allowed the trust's indebtedness to be called prior to its scheduled maturity.

        The Trust IV Asset Backed Notes bear interest at 8.33% and have an estimated final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying collateral and distributions from Trust II notes, less amounts paid for interest on the notes and Trust IV expenses.

        The Trust VI Asset Backed Notes, issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have an estimated final maturity on July 1, 2035. Payments are made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust VI expenses.

        The Trust VII Asset Backed Notes bear interest at a rate of 6.34% and have an estimated final maturity of December 1, 2036. Payments are made quarterly on March 15, June 15, September 15, and December 15 based on collections on the underlying collateral less amounts paid for interest on the notes and Trust VII expenses. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc., which owned 2.8 million shares of the Company's common stock at December 31, 2002 and December 31, 2001 and has a representative who serves on the Company's board of directors, served as an underwriter in connection with the public issuance of the Trust VII Asset Backed Notes and received underwriting commissions and fees of $0.8 million.

        The Trust VIII Asset Backed Notes, issued in May 2000, bear interest at 7.79% payable monthly and have an estimated final maturity of March 15, 2027. Lehman Brothers, Inc. served as an underwriter in connection with the public issuance of the Trust VIII Asset Backed Notes and received underwriting commissions and fees of $0.4 million.

        The Mid-State Trust IX Variable Funding Loan is a $400.0 million warehouse facility with Bank of America as lender and as Administrative Agent. Interest is based on the cost of A-1 and P-1 rated commercial paper plus .35% and the facility fee on the maximum net investment is .35%. The weighted average interest rate was 2.13% as of December 31, 2002. Trust IX was renewed on February 3, 2003 and matures on February 2, 2004.

        The Trust X Asset Backed Notes, issued in November 2001, bears interest at rates ranging from 5.94% to 7.54% and have an estimated final maturity in February 2036. Payments are made monthly based on collections on the underlying collateral, less amounts paid for interest on the notes and Trust X expenses. Lehman Brothers, Inc. served as an underwriter of the Trust X Asset Backed Notes and received commissions and fees of $0.3 million in connection with this transaction.

        The Company periodically uses interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. During fiscal 1998, the Company entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt which was anticipated to be issued in the second quarter of fiscal 1999. The lock agreements had a total notional amount of $250.0 million and had a weighted-

average interest rate of 5.57%. Approximately $100.0 million notional amount of interest rate lock agreements were held by Lehman Brothers, Inc. These agreements were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and are being amortized to interest expense over the life of Trust VII Asset Backed Notes. There were no interest rate lock agreements at December 31, 2002 or December 31, 2001.

        The Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the Credit Facilities) to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, under the Credit Facilities, the Company is required to maintain specified financial ratios and comply with certain financial tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with these and other covenants at December 31, 2002.

        The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at December 31, 2002.

NOTE 12—Pension and Other Employee Benefits

        The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense (income) for the years ended December 31, 2002 and December 31, 2001 was $5.4 million and ($1.6) million respectively. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

        The Company also provides certain postretirement benefits other than pensions, primarily health care, to eligible retirees. The Company's postretirement benefit plans are not funded. No new participants have been eligible for salary postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for salary postretirement healthcare coverage of $350 per participant.

NOTE 12—Pension and Other Employee Benefits (Continued)

	Pension Benefits		Other Benefits
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$299,195	$286,520	$278,505	$284,680
Service cost	7,145	6,499	3,812	4,910
Interest cost	22,450	21,461	18,084	19,527
Amendments	3,142	553	(33,577)	(14,887)
Actuarial (gain) loss	10,804	2,678	(32,460)	(4,987)
Benefits paid	(19,593)	(18,516)	(17,767)	(10,738)
Other	—	—	(383)	—

Benefit obligation at end of period	$323,143	$299,195	$216,214	$278,505

Change in plan assets:
Fair value of plan assets at beginning of period	$269,459	$340,896	$—	$—
Actual loss on plan assets	(27,938)	(59,362)	—	—
Employer contribution	4,732	6,441	—	—
Benefits paid	(19,593)	(18,516)	—	—

Fair value of plan assets at end of period	$226,660	$269,459	$—	$—

Funded (unfunded) status:	$(96,483)	$(29,736)	$(216,214)	$(278,505)
Unrecognized net actuarial (gain) loss	107,524	44,421	(25,485)	6,739
Unrecognized prior service cost	7,798	5,441	(55,255)	(24,412)
Unamortized transition amount	(697)	(1,848)	—	—
Contribution after measurement date	76	—	552	—

Prepaid (accrued) benefit cost	$18,218	$18,278	$(296,402)	$(296,178)

Change in benefit obligation:
Amounts recognized in the balance sheet:
Prepaid benefit cost	$19,783	$14,644	$—	$—
Accrued benefit cost	(84,805)	(3,265)	(296,402)	(296,178)
Intangible asset	7,801	3,054	—	—
Accumulated other comprehensive income	75,439	3,845	—	—

Net amount recognized	$18,218	$18,278	$(296,402)	$(296,178)

        Certain pension plans have benefit obligations in excess of fair value of plan assets. At December 31, 2002 and 2001, these plans had total obligations of $323.1 million and $28.4 million, respectively and had total assets of $226.7 million and $25.1 million, respectively. During 2002, the Company recorded an additional minimum pension liability of $76.3 million due to the unfunded status of the plan. This amount, net of an increase in pension assets of $4.7 million and deferred taxes of $27.9 million was recorded as an adjustment to Other Comprehensive Income.

	Pension Benefits		Other Benefits
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Weighted average assumptions:
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.25%	10.00%	—	—
Rate of compensation increase	3.50%	4.50%	—	—

        For measurement purposes, a 11.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the period ended December 31, 2002. The rate was assumed to decrease gradually to 5% in 2008 and remain at that level thereafter.

	Pension Benefits		Other Benefits
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Components of net periodic benefit cost:
Service cost	$7,542	$6,980	$3,812	$4,910
Interest cost	22,450	21,461	18,084	19,527
Expected return on plan assets	(25,958)	(29,895)	—	—
Amortization of prior service cost	785	(32)	(2,735)	(2,256)
Recognized net actuarial (gain) loss	50	(1,160)	(1,653)	(294)

Net periodic benefit cost (credit)	$4,869	$(2,646)	$17,508	$21,887

        The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds.

        Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$3,829	$(3,105)
Effect on postretirement benefit obligation	25,184	(20,535)
Discount rate:
Effect on postretirement service and interest cost components	(148)	89
Effect on postretirement benefit obligation	(24,023)	29,650
Effect on current year postretirement expense	(814)	2,242
Effect on pension service and interest cost components	(705)	851
Effect on pension benefit obligation	(33,107)	40,763
Effect on current year pension expense	(3,046)	3,744
Expected return on plan assets:
Effect on current year pension expense	(2,161)	2,161
Rate of compensation increase:
Effect on pension service and interest cost components	1,440	(1,177)
Effect on pension benefit obligation	10,490	(8,640)
Effect on current year pension expense	2,201	(1,802)

        The Company and certain of its subsidiaries maintain profit sharing plans. The total cost of these plans for the years ended December 31, 2002 and 2001 was $2.2 million and $2.1 million, respectively.

        Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities upon its withdrawal from the plan. At December 31, 2002, the Company estimates there is no allocated portion of unfunded vested benefit liabilities. However, although the allocated portion of the unfunded liability can be estimated, its components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The withdrawal liability would be calculated based on the contributor's proportionate share of the plan's unfunded vested liabilities.

NOTE 13—Stockholders' Equity

        As of December 31, 2002 and 2001, 44,312,173 and 44,275,978, shares of common stock were issued and outstanding, respectively. On February 6, 2002, the Board of Directors increased the authorized amount to $25.0 million for repurchase of the Company's common stock for general corporate purposes. Information relating to the Company's share repurchases is set forth in the following table (in thousands):

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
Shares repurchased	181	1,807	1,264	3,041
Amount	$1,887	$18,452	$12,081	$31,954

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

NOTE 14—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2002 and 2001, for the seven months ended December 31, 2000 and for the year ended May 31, 2000 are as follows (in thousands, except per share data):

	For the years ended December 31,
					For the seven months ended December 31, 2000		For the year ended May 31, 2000
	2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(52,522)	$(52,522)	$43,250	$43,250	$3,186	$3,186	$(111,003)	$(111,003)

Shares of common stock outstanding:
Average number of common shares(a)	44,318	44,318	44,998	44,998	46,389	46,389	48,744	48,744
Effect of diluted securities:
Stock options(b)	—	408	—	295	—	65	—	—

	44,318	44,726	44,998	45,293	46,389	46,454	48,744	48,744

Net income (loss) per share	$(1.19)	$(1.17)	$.96	$.95	$.07	$.07	$(2.28)	$(2.28)

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

NOTE 15—Stock Options

        The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the "2002 Plan") of Walter Industries effective February 21, 2002. Under the 2002 Plan, an aggregate of 3,000,000 shares of the Company's common stock have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SARs") and stock awards. The maximum number of such shares with respect to which stock options or SARs may be granted to any employee while the 2002 plan is in effect is 1,000,000 shares.

        Under the Walter Industries, Inc. Long-Term Incentive Stock Plan approved by stockholders in October 1995 and amended in September 1997, an aggregate of 6,000,000 shares of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards. The maximum number of such shares with respect to which stock options or SARs may be granted to any employee while the Plan is in effect is 1,000,000 shares, and the aggregate number of such shares that may be used in settlement of stock awards is 3,000,000 shares.

        Under both plans, an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three or five years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted. The option price per share may not be less than the fair market value per share on the date the option is granted.

        Information on stock options is summarized as follows:

	For the years ended
	December 31, 2002		December 31, 2001		For the seven months ended December 31, 2000		For the year ended May 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,848,227	$12.118	4,946,963	$12.287	5,385,498	$13.105	3,877,998	$14.626
Granted	866,795	11.204	230,300	9.272	1,747,930	7.790	1,713,833	9.860
Exercised	(215,945)	11.525	(22,286)	11.872	(40,000)	7.813	(11,000)	2.985
Canceled	(680,483)	13.411	(316,750)	12.763	(2,146,465)	10.762	(195,333)	15.435

Outstanding at end of period	4,818,594	11.798	4,838,227	12.114	4,946,963	12.287	5,385,498	13.105

Exercisable at end of period	3,194,265	13.016	3,556,515	13.653	2,944,214	13.753	2,945,694	13.560

			Options Exercisable
	Options Outstanding
				Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2002
$ 6.328— 8.438	1,291,506	7.8	540,506	7.324
8.438—10.547	299,166	6.5	283,166	10.401
10.547—12.656	1,452,108	6.5	625,757	12.286
12.656—14.766	877,312	1.9	846,334	14.114
14.766—16.875	341,002	5.0	341,002	14.844
16.875—18.984	557,500	4.7	557,500	17.899

	4,818,594	5.7	3,194,265	$13.016

        The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized (20% after five years of continuous participation), and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of common stock as such funds will permit for the accounts of the participants. The amount of stock purchased depends upon the market prices of the common stock at the time the purchases are made. The total number of shares that may be purchased under the plan is 2,000,000. Total shares purchased under the plan during the years ended December 31, 2002 and 2001, the transition period and the fiscal year ended 2000 were approximately 307,000, 244,000, 188,000, and 266,000, respectively, and the Company's contribution was approximately $0.4 million in each of the years ended December 31, 2002 and 2001, $0.2 million during the transition period and $0.4 million in the fiscal year ended May 31, 2000.

NOTE 16—Commitments and Contingencies

Income Tax Litigation

        The Company is currently engaged in litigation with regard to federal income tax disputes (see Note 10 for a more complete explanation).

Miscellaneous Litigation

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial statements.

Operating Leases

        Rent expense was $15.2 million, $17.6 million, $9.1 million and $16.8 million for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and year ended May 31, 2000, respectively. Future minimum payments under non-cancelable operating leases, principally for equipment, at December 31, 2002 are: 2003, $14.5 million; 2004, $10.8 million; 2005, $6.8 million; 2006, $7.2 million 2007, $3.1 million and $10.3 million thereafter.

Purchase Obligations

        At December 31, 2002, the Company had unconditional purchase obligations, principally representing agreements to purchase raw materials, totaling approximately $24.9 million, $24.6 million, $6.6 million, $0.3 million, $0.3 million, and $0.7 million for the years 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter.

NOTE 17—Financial Instruments

Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are permitted under SFAS 107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar financial instruments. Management believes that the disclosures required by SFAS 107 have limited relevance to the Company and its operations.

        The following methods and assumptions were used to estimate fair value disclosures:

  Cash and cash equivalents, restricted short-term investments, marketable securities, trade receivables, other receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

  Instalment notes receivable—The estimated fair value of instalment notes was $2.0 billion at December 31, 2002 and $2.0 billion at December 31, 2001. The estimated fair value is based upon valuations prepared by an investment banking firm as of December 31, 2002 and 2001 and was determined by a comparison with the quoted market price of financial instruments believed to be comparable to and have similar characteristics as the Company's instalment notes receivable. The value of mortgage-backed assets such as instalment notes receivable are very sensitive to changes in interest rates.

  Debt—The estimated fair value of debt approximated $2.2 billion at December 31, 2002 and $2.2 billion at December 31, 2001 based on current yields for comparable debt issues or prices for actual transactions. The value of mortgage-backed debt obligations are very sensitive to changes in interest rates.

Cash Flow Hedges

        Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

        The Company uses derivative instruments with maturities less than 12 months principally to manage exposures to natural gas price fluctuations. The Company's objective for holding derivatives is to minimize risk using the most effective methods to eliminate or reduce the impacts of exposures. The Company documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

        To protect against the reduction in value of forecasted cash flows resulting from sales of natural gas, the Company periodically engages in a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with swap contracts. The Company enters into natural gas swap agreements that effectively converted a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on sales revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts.

        The Company also instituted a natural gas hedging program to protect against the reduction in value of forecasted cash flows resulting from purchases of natural gas, The Company hedges portions of its forecasted costs from purchases of natural gas with swap contracts. The Company enters into natural gas swap agreements that effectively converted a portion of its forecasted purchases at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on cost of sales. When natural gas prices rise, the increase in cost of future natural gas purchases is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices falls, the decline in the cost of future natural gas purchases is offset by losses in the value of the swap contracts.

        During 2002 and 2001, the Company hedged approximately 23% and 44%, respectively of its natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices during 2002, these swap contracts resulted in cash outflows of $0.5 million decreasing net sales and revenues. During 2001, natural gas prices declined and these swap contracts resulted in payments to the Company of approximately $8.1 million that were recognized and included in net sales in the statement of operations.

        During 2002, the Company hedged approximately 57% of it natural gas purchases with swap contracts. These swap contracts effectively converted a portion of forecasted natural gas purchases at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices during 2002, these swap contracts resulted in cash inflows of $0.3 million decreasing cost of sales. The Company also recorded an unrealized loss net of tax of $(1.1) million and $0.1 million gain at December 31, 2002 and 2001, respectively, in Other Comprehensive Income.

NOTE 18—Segment Analysis

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

NOTE 18—Segment Analysis (Continued)

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
Sales and revenues:
Homebuilding	$270,166	$237,576	$144,473	$244,641
Financing	240,955	238,031	136,240	242,063
Industrial Products	691,294	716,434	458,900	737,852
Carbon and Metals	499,216	486,250	284,127	447,700
Natural Resources	249,823	253,701	170,633	239,658
Other	12,900	13,132	6,104	16,148
Consolidating eliminations	(21,121)	(25,218)	(12,562)	(23,154)

Sales and revenues (a)(b)	$1,943,233	$1,919,906	$1,187,915	$1,904,908

Segment operating income (loss) (c)(d):
Homebuilding	$17,109	$2,793	$225	$(11,860)
Financing	54,957	48,234	23,141	49,908
Industrial Products	41,890	55,043	45,644	66,048
Carbon and Metals	12,771	14,977	10,619	26,599
Natural Resources	22,444	27,331	(14,419)	(182,428)
Consolidating eliminations	(4,085)	(4,566)	(3,082)	(6,040)

Segment operating income (loss)	145,086	143,812	62,128	(57,773)
Less-corporate interest and other expenses	(43,363)	(64,385)	(53,462)	(75,859)

Income (loss) before income tax benefit (expense)	101,723	79,427	8,666	(133,632)
Income tax benefit (expense)	(28,298)	(36,177)	(5,480)	22,629

Net income (loss) before cumulative effect of change in accounting principle	$73,425	$43,250	$3,186	$(111,003)

Depreciation:
Homebuilding	$3,775	$3,901	$2,704	$4,709
Financing	196	164	74	74
Industrial Products	33,564	32,094	16,629	30,954
Carbon and Metals	11,777	10,658	7,459	11,203
Natural Resources	12,937	11,117	9,292	29,871
Other	3,411	3,438	2,288	2,796

Total	$65,660	$61,372	$38,446	$79,607

Gross capital expenditures:
Homebuilding	$9,424	$3,774	$2,581	$5,537
Financing	2,633	293	210	115
Industrial Products	32,893	40,037	30,696	41,290
Carbon and Metals	8,594	9,441	6,675	8,893
Natural Resources	24,778	20,511	9,201	23,240
Other	706	2,818	192	2,920

Total	$79,028	$76,874	$49,555	$81,995

Identifiable assets:
Homebuilding	$149,582	$146,798	$160,384	$170,212
Financing	1,781,044	1,823,419	1,781,839	1,811,448
Industrial Products	563,603	583,660	608,196	617,540
Carbon and Metals	370,951	507,242	523,741	531,834
Natural Resources	240,079	218,439	216,873	245,157
Other	99,965	54,538	68,446	91,429

Total	$3,205,224	$3,334,096	$3,359,479	$3,467,620

(a)
Intra-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment. Inter-segment sales (made primarily at prevailing market prices) are eliminated using consolidating eliminations.
(b)
Export sales were $316.2 million, $305.6 million, $172.1 million, and $201.7 million in the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and the year ended May 31, 2000, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

(c)
Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown by segment of amortization is as follows (in thousands):

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
Homebuilding	$—	$9,011	$5,268	$8,990
Financing	6,846	7,850	4,736	10,758
Industrial Products	—	10,428	6,111	10,459
Carbon and Metals	—	8,631	5,036	8,630
Natural Resources	—	—	—	(9,336)
Other	379	1,061	621	8,163

	$7,225	$36,981	$21,772	$37,664

(d)
Operating income amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits expense is as follows (in thousands):

	For the years ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
Homebuilding	$1,324	$1,679	$1,114	$1,980
Financing	158	181	126	220
Industrial Products	2,851	2,610	2,186	3,834
Carbon and Metals	210	1,523	1,112	2,299
Natural Resources	11,148	12,918	7,712	12,868
Other	274	437	358	633

	$15,965	$19,348	$12,608	$21,834

Note 19—New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations," which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. Retirement obligations associated with long-lived assets included within the scope of FAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are included in the scope of the standard only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002.

        The Company estimates that the adoption of FAS 143 will result in a non-cash increase to net property, plant and equipment of approximately $0.8 million, a non-cash net increase to asset retirement obligation of approximately $0.4 million, and as a cumulative effect of change in accounting principle, a non-cash pretax increase in income of approximately $0.4 million.

        In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. As the Company refinances its senior debt in 2003, the Company expects a $0.6 million loss associated with the extinguishment of the Company's existing debt that will be recorded as an operating expense and not as an extraordinary item in the statement of operations.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Under the new standards, exit and disposal activities are generally expensed as incurred. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This Statement amends FAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company has elected to continue the use of the intrinsic value method for the fiscal year ending December 31, 2002 but has adopted the prominent disclosure provisions.

Note 20—Related Party Transactions

        AIMCOR has a 5% ownership interest in Rain Calcining Ltd ("Rain"), a petroleum coke calciner, based in India. AIMCOR has a Supply and Marketing Agreement with Rain, that provides for (1) the sale by AIMCOR and the purchase by Rain of green petroleum coke to be used as a raw material in Rain's Indian calcining facility and (2) provides for the sale and marketing by AIMCOR of the calcined petroleum coke produced by Rain from this calcining facility.

        The Supply Agreement is a best-efforts supply agreement under which AIMCOR supplies all green coke needed by Rain for its Indian calcining facility. It is a standard, exclusive, single-source supply agreement. AIMCOR is the responsible obligor under the agreement to supply Rain with green petroleum coke. AIMCOR sells green petroleum coke to Rain at its cost plus a fixed dollar amount per ton.

        The Marketing Agreement provides for AIMCOR to purchase from Rain and to sell to end-user customers all of Rain's calcined petroleum coke outside of India. Rain does not have any relationship, contractual or otherwise, with these end-user customers. AIMCOR's compensation for each sale is a fixed percentage of the selling price. Revenues under both the Supply and Marketing Agreement are recorded on a gross basis, except for commissions received by AIMCOR for calcined petroleum coke sold by Rain inside of India, which are recorded on a net basis.

	For the year ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
($ in thousands)
Sales of green coke to Rain	$34,900	$29,300	$9,200	$15,900
Purchases of calcined coke from Rain	$36,600	$31,300	$21,200	$7,900
	December 31,
	2002	2001
Accounts receivable from Rain	$15,300	$12,300
Accounts payable to Rain	$4,200	$2,800

        The Company owns a 50% joint venture interest in Black Warrior Methane ("BWM") and 50% of the outstanding stock of Black Warrior Transmission ("BWT"). The Company has granted the rights to produce and sell methane gas from its coal mines to BWM, which transmits the gas through BWT. The Company also supplies labor and equipment to BWM and charges the joint venture for such costs on a monthly basis. Revenues, receivables and payables associated with BWM and BWT are as follows:

	For the year ended December 31,
			For the seven months ended December 31, 2000	For the year ended May 31, 2000
	2002	2001
($ in thousands)
Sales of methane gas recorded by the Company	$29,354	$47,641	$31,036	$31,110
	December 31,
	2002	2001
Accounts receivable from BWM	$2,905	$2,453
Accounts payable to BWM	$1,393	$1,322
Other long-term liability to BWT	$5,736	$5,627

Note 21—Subsequent Events

        On February 6, 2003, the Company declared a quarterly dividend of three cents per common share totaling approximately $1.3 million which was paid on March 20, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
of Walter Industries, Inc.

Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated February 12, 2003 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Tampa, Florida
February 12, 2003

SCHEDULE II

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses		Deductions from/ Adjustments to reserves		Balance at end of Period
	(in thousands)
For the year ended May 31, 2000
Reserve (allowance for losses) deducted from instalment notes receivable	$9,600	$10,660		$(9,560	)(1)	$10,700

Reserve (allowance for losses) deducted from trade receivables	$6,537	$1,625		$(209	)(1)	$7,953

Reserve (allowance for losses) deducted from other receivables	$1,030	$3,394		$(88	)(1)	$4,336

FAS 109 valuation allowance	$—	$8,351	(2)	$—		$8,351

For the seven months ended December 31, 2000
Reserve (allowance for losses) deducted from instalment notes receivables	$10,700	$5,310		$(5,710	)(1)	$10,300

Reserve (allowance for losses) deducted from trade receivables	$7,953	$412		$(143	)(1)	$8,222

Reserve (allowance for losses) deducted from other receivables	$4,336	$141		$(1,324	)(1)	$3,153

FAS 109 valuation allowance	$8,351	$—		$—		$8,351

For the year ended December 31, 2001
Reserve (allowance for losses) deducted from instalment notes receivable	$10,300	$11,026		$(10,326	)(1)	$11,000

Reserve (allowance for losses) deducted from trade receivables	$8,222	$1,049		$(5,142	)(1)	$4,129

Reserve (allowance for losses) deducted from other receivables	$3,153	$548		$—		$3,701

FAS 109 valuation allowance	$8,351	$—		$—		$8,351

For the year ended December 31, 2002
Reserve (allowance for losses) deducted from instalment notes receivable	$11,000	$12,399		$(12,125	)(1)	$11,274

Reserve (allowance for losses) deducted from trade receivables	$4,129	$3,919		$(4,378	)(1)	$3,670

Reserve (allowance for losses) deducted from other receivables	$3,701	$183		$(177	)(1)	$3,707

FAS 109 valuation allowance	$8,351	$—		$4,847		$13,198

(1)
Notes and accounts written off as uncollectible.

(2)
FAS 109 allowance was established in fiscal 2000.

EXHIBIT INDEX

Exhibit Number		Description
2(a)(i)	—	Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)
2(a)(ii)	—	Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (2)
2(a)(iii)	—	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified (3)
3(i)	—	Amended and Restated Certificate of Incorporation of the Company (13)
3(ii)	—	Amended and Restated By-Laws (10)
10.1	—	Stockholder's Agreement (3)
10.2	—	Form of Common Stock Registration Rights Agreement (3)
10.3	—	Channel One Registration Rights Agreement (7)
10.4	—	Second Amended and Restated Veil Piercing Settlement Agreement (included as Exhibit 3A to Exhibit 2(a)(i) (1)
10.5	—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnities parties thereto (5)
10.6	—	New Alabama Power Contract (4)(5)
10.7	—	Escrow Agreement, dated as of September 12, 1995, between the Company and Harris Trust and Savings Bank, as Escrow Agent (7)
10.8	—	Walter Industries, Inc. Directors' Deferred Fee Plan (7)
10.9	—	1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (6)
10.10	—
Stock Purchase Agreement dated as of September 19, 1997 by and among the Stockholders of Applied Industrial Materials corporation, Certain Stockholders of AIMCOR Enterprises International, Inc. AIMCOR (Germany) Limited Partnership and AIMCOR (Luxembourg) Limited Partnership, as first parties, and Walter Industries, Inc. as second party. (8)
10.11	—
$800 Million Credit Agreement by and among Walter Industries, Inc. as Borrower, NationsBank, National Association, as Administrative Agent, Documentation Agent and Syndication Agent and the Lenders Party hereto (8)
10.12	—	Amendment Agreement No. 5 to Credit Agreement (11)
10.13	—	Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise Funding Corporation and NationsBank N.A. and amendments thereto (9)
10.14	—	Amendment No. 5 to Variable Funding Loan Agreement (11)
10.15	—	Amendment No. 6 to Variable Funding Loan Agreement dated September 27, 2000 (12)
10.16	—	Agreement, dated as of November 2, 2000, between the Company and Donald DeFosset (14)
10.17	—	Agreement, dated as of October 31, 2000, between the Company and Joseph J. Troy
10.18	—	Agreement, dated as of December 29, 2001, between the Company and William F. Ohrt (15)
10.19	—	Agreement, dated as of December 29, 2001, between the Company and Anthony L. Hines (15)
10.20	—	Agreement dated September 29, 2000 between the Company and George R. Richmond
10.21	—	2002 Long-Term Incentive Award Plan of Walter Industries, Inc. (16)

21	—	Subsidiaries of the Company
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Power of Attorney
27	—	Financial Data Schedule
99.1	—	Certification of Periodic Report—Chief Executive Officer
99.2	—	Certification of Periodic Report—Chief Financial Officer

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

(15)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2002.

(16)
This Exhibit is incorporated by reference to Exhibit A of the Proxy Statement filed by the Company with the Commission on March 25, 2002.

E-2

QuickLinks

PART I
ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF DECEMBER 31, 2002 (In Thousands of Tons)
PART II
UNAUDITED INTERIM FINANCIAL INFORMATION: (in thousands, except per share amounts)
SIGNATURES
Walter Industries, Inc. Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Walter Industries, Inc. Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
WALTER INDUSTRIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX