Form 10-Q
period 2003-03-31
WALTER INDUSTRIES INC /NEW/
filed 2003-05-15
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-20537

WALTER INDUSTRIES, INC.

Incorporated in Delaware	IRS Employer Identification No. 13-3429953

4211 W. Boy Scout Boulevard, Tampa, Florida 33607

Telephone Number (813) 871-4811

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .         There were 44,320,893 shares of common stock of the registrant outstanding at April 30, 2003.

PART I—FINANCIAL INFORMATION
WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2003	December 31, 2002
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$19,540	$13,361
Short-term investments, restricted	99,530	97,886
Marketable securities	1,165	1,610
Instalment notes receivable, net	1,730,005	1,717,723
Receivables, net	251,235	273,615
Inventories	268,194	250,507
Prepaid expenses	15,412	12,208
Property, plant and equipment, net	491,413	490,216
Assets held for sale	12,171	12,171
Investments	13,718	13,672
Deferred income taxes	27,771	32,904
Unamortized debt expense	34,383	35,253
Other long-term assets, net	37,163	38,604
Goodwill and other intangibles, net	214,020	215,494

	$3,215,720	$3,205,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$153,089	$158,882
Accrued expenses	106,187	119,161
Income taxes payable	50,930	52,223
Debt
Mortgage-backed/asset-backed notes	1,787,041	1,776,020
Other senior debt	315,000	308,900
Accrued interest	33,492	33,162
Accumulated postretirement benefits obligation	294,770	296,402
Other long-term liabilities	128,301	121,480
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—55,603,385 and 55,596,665 shares	556	556
Capital in excess of par value	1,153,343	1,154,608
Accumulated deficit	(618,300)	(629,960)
Treasury stock—11,284,492 shares, at cost	(136,452)	(136,452)
Accumulated other comprehensive loss	(52,237)	(49,758)

Total stockholders' equity	346,910	338,994

	$3,215,720	$3,205,224

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Sales and revenues:
Net sales	$404,825	$388,038
Time charges	54,541	55,440
Miscellaneous	3,985	3,633

	463,351	447,111

Cost and expenses:
Cost of sales (exclusive of depreciation shown below)	338,487	313,123
Depreciation	17,693	16,558
Selling, general and administrative	48,033	51,058
Provision for losses on instalment notes	3,030	3,196
Postretirement benefits	2,341	4,379
Interest and amortization of debt expense	35,091	40,341
Amortization of other intangibles	1,474	1,880
Restructuring charges	276	—

	446,425	430,535

Income before income tax expense	16,926	16,576
Income tax expense	5,642	3,093

Income before cumulative effect of change in accounting principle	11,284	13,483
Cumulative effect of change in accounting principle (net of income tax (expense)/benefit of $(123) and $75,053)	376	(125,947)

Net income (loss)	$11,660	$(112,464)

Basic net income (loss) per share:
Net income before accounting change	$.25	$.30

Cumulative effect of change in accounting principle, net of tax	.01	(2.84)

Net income (loss)	$.26	$(2.54)

Diluted net income (loss) per share:
Net income before accounting change	$.25	$.30
Cumulative effect of change in accounting principle, net of tax	.01	(2.82)

Net income (loss)	$.26	$(2.52)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital in Excess	Treasury Stock
Balance at December 31, 2002	$338,994		$(629,960)	$(49,758)	$556	$1,154,608	$(136,452)
Comprehensive income:
Net income	11,660	$11,660	11,660
Other comprehensive income, net of tax:
Net unrealized loss on hedge	(2,321)	(2,321)		(2,321)
Foreign currency translation adjustment	(158)	(158)		(158)

Comprehensive income		$9,181

Stock issued from option exercises	65					65
Dividends paid, $.03 per share	(1,330)					(1,330)

Balance at March 31, 2003	$346,910		$(618,300)	$(52,237)	$556	$1,153,343	$(136,452)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$11,660	$(112,464)
Charges to income not affecting cash:
Depreciation	17,693	16,558
Cumulative effect of change in accounting principle, net of tax	(376)	125,947
Provision for deferred income taxes	5,133	(1,424)
Accumulated postretirement benefits obligation	(1,632)	624
Provision for other long-term liabilities	3,578	(460)
Amortization of intangibles	1,474	1,880
Amortization of debt expense	1,016	1,386
Restructuring charges	276	—

	38,822	32,047
Decrease (increase) in assets:
Short-term investments, restricted	(1,644)	11,393
Marketable securities	445	(375)
Instalment notes receivable, net (a)	(12,282)	(2,290)
Trade and other receivables, net	22,380	(23,260)
Inventories	(17,687)	(6,023)
Prepaid expenses	(3,204)	(735)
Increase (decrease) in liabilities:
Accounts payable	(5,793)	7,825
Accrued expenses	(10,407)	(11,123)
Income taxes payable	(1,417)	(541)
Accrued interest	330	1,310

Cash flows from operating activities	9,543	8,228

INVESTING ACTIVITIES
Additions to property, plant and equipment, net of retirements	(17,990)	(13,548)
Decrease in investments and other assets	1,395	9,676

Cash flows used in investing activities	(16,595)	(3,872)

FINANCING ACTIVITIES
Issuance of debt	114,213	160,601
Retirement of debt	(97,092)	(161,324)
Additions to unamortized debt expense	(146)	(52)
Purchases of treasury stock	—	(726)
Dividends paid	(1,330)	(1,327)
Net unrealized gain (loss) on hedge	(2,321)	259
Exercise of employee stock options	65	96

Cash flows from (used in) financing activities	13,389	(2,473)

EFFECT OF EXCHANGE RATE ON CASH	(158)	92

Net increase in cash and cash equivalents	6,179	1,975
Cash and cash equivalents at beginning of period	13,361	11,536

Cash and cash equivalents at end of period	$19,540	$13,511

See accompanying "Notes to Consolidated Financial Statements"

(a)
The following is a reconciliation of instalment notes receivable (in thousands):

	For the three months ended March 31,
	2003	2002
Beginning balance	$1,717.7	$1,689.8
Sales and resales and time charge revenue, net of repossessions and provision for losses	112.9	105.8
Purchase of seasoned loan portfolios	6.1	—
Principal and interest cash collections on account and payouts in advance of maturity	(106.7)	(103.5)

Ending balance	$1,730.0	$1,692.1

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Certain reclassifications have been made to prior year's amounts to conform to the current period classifications.

Note 2—Restricted Short-Term Investments

        Restricted short-term investments at March 31, 2003 and December 31, 2002 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, IX and X (the "Trusts") ($92.8 million and $91.1 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.7 million).

Note 3—Significant Transactions and Events

        In September 2001, an explosion and fire occurred at one of Jim Walter Resources' mines in Alabama. The accident caused extensive damage to the mine and resulted in an extended shut down of mining operations in that mine. For the three months ended March 31, 2002, approximately $7.3 million expected to be recovered from business interruption insurance was recorded in the statement of operations. No such amounts were recorded to the statement of operations for the quarter ended March 31, 2003 as the mine has returned to normal operations. Approximately $4.9 million and $16.3 million of business interruption and property and casualty insurance receivables were included in the consolidated balance sheets at March 31, 2003 and December 31, 2002, respectively. Approximately $11.4 million of insurance proceeds were collected in the quarter ended March 31, 2003.

        For the three months ended March 31, 2003, the Company received $4.0 million of accelerated payments as a result of a contract cancellation and such amount was included in net sales in the Carbon and Metals segment. In addition, during the three months ended March 31, 2003, the Company sold certain parcels of land and related railroad track rights for $1.1 million, which was also included in net sales in the Carbon and Metals segment.

        During the first quarter of 2003, a plan was approved to reorganize and consolidate certain general and administrative functions of the AIMCOR European operations. In connection with this reorganization, the Company expects to incur costs related to headcount reductions, elimination of several subsidiaries, lease terminations and the associated write-off of certain leasehold improvements. The reorganization is expected to be completed by the end of the second quarter of 2003. At

March 31, 2003, $0.2 million was accrued for restructuring. Estimated costs associated with the reorganization are as follows (in thousands):

	Total Expected Cost	Restructuring Charges For the three March 31, 2003
One-time termination benefits	$395	$266
Contract termination costs	484	—
Other associated costs	274	10

Total	$1,153	$276

        One-time termination benefits and other associated costs qualify as restructuring charges and have been recorded as such in the Statement of Operations. Contract termination costs consist principally of lease termination costs and write-offs of related leasehold improvements and are expected to qualify as restructuring charges when the leases are terminated in accordance with their termination provisions.

Note 4—Instalment Notes Receivable

        The instalment notes receivable are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
Instalment notes receivable	$1,741,352	$1,728,997
Less: Allowance for losses on instalment notes	(11,347)	(11,274)

Net	$1,730,005	$1,717,723

        During the three months ended March 31, 2003, the Company purchased $6.1 million of seasoned loan portfolios.

        Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the three months ended March 31,
	2003	2002
Balance at beginning of period	$11,274	$11,000
Provisions charged to income	3,030	3,196
Charge-offs, net of recoveries	(2,957)	(3,196)

Balance at end of period	$11,347	$11,000

Note 5—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
Finished goods	$149,575	$145,739
Goods in process	45,507	41,953
Raw materials and supplies	63,356	52,556
Houses held for resale	9,756	10,259

Total inventories	$268,194	$250,507

Note 6—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Mortgage-Backed/Asset-Backed Notes and
Variable Funding Loan:
Trust IV Asset Backed Notes	$456,771	$456,771
Trust VI Asset Backed Notes	250,008	257,107
Trust VII Asset Backed Notes	219,584	225,543
Trust VIII Asset Backed Notes	285,619	295,537
Trust IX Variable Funding Loan	218,328	177,014
Trust X Asset Backed Notes	356,731	364,048

	1,787,041	1,776,020

Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	190,000	183,900
Term Loan	125,000	125,000

	315,000	308,900

Total	$2,102,041	$2,084,920

        On April 17, 2003 the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior Revolving Credit Facility and Term Loan which was scheduled to mature on October 15, 2003. The 2003 Credit Facility consists of a $245 million senior secured revolving credit facility that matures on April 17, 2008 and a $255 million senior secured term loan that matures on April 17, 2010. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, was used to retire the prior Revolving Credit Facility and Term Loan and pay fees and expenses related to the refinancing, and the remainder will be used for working capital and general corporate purposes. The cost of funds under this facility will increase the Company's borrowing cost. The initial interest rate on the new revolving credit facility is a floating rate of 350 basis points over LIBOR and on the term loan, is a floating rate of 425 basis points over LIBOR.

Note 7—Stock Options

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months ended March 31,
	2003	2002
Net income (loss), as reported	$11,660	$(112,464)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	774	1,121

Pro forma net income	$10,886	$(113,585)

	For the three months ended March 31,
	2003	2002
Net income (loss) per share:
Basic—as reported	$.26	$(2.54)
Basic—pro forma	.25	(2.57)
Diluted—as reported	.26	(2.52)
Diluted—pro forma	.24	(2.55)

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Assumptions used for the following periods were:

	For the three months ended March 31,
	2003	2002
Risk free interest rate	3.97%	4.97%
Dividend yield	1.0%	1.0%
Expected life (years)	8.0	7.4
Volatility	40.17%	40.67%

Note 8—Earnings Per Share

        A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2003		2002
	Basic	Diluted	Basic	Diluted
Net income	$11,660	$11,660	$(112,464)	$(112,464)

Shares of common stock outstanding:
Average number of common shares(a)	44,317	44,317	44,242	44,242
Effect of diluted securities:
Stock options (b)		218		331

	44,317	44,535	44,242	44,573

Net income per share	$.26	$.26	$(2.54)	$(2.52)

(a)
Average shares include 3,880,140 shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan, but do not include shares held in treasury.

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

        On February 6, 2003, the Company declared a $.03 per share dividend for the three months ended December 31, 2002, which was paid on March 20, 2003. On April 24, 2003, the Company declared a $.03 per share dividend for the three months ended March 31, 2003 payable on June 12, 2003 to shareholders of record on May 15, 2003.

Note 9—Segment Information

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended March 31,
	2003	2002
Sales and revenues:
Homebuilding	$64,530	$63,511
Financing	59,230	60,487
Industrial Products	150,073	147,790
Carbon and Metals	125,735	121,746
Natural Resources	66,676	56,917
Other	2,431	1,588
Consolidating Eliminations	(5,324)	(4,928)

Sales and revenues	$463,351	$447,111

	For the three months ended March 31,
	2003	2002
Operating income (a):
Homebuilding	$2,441	$3,125
Financing	15,177	11,906
Industrial Products	1,041	7,322
Carbon and Metals	3,997	3,942
Natural Resources	1,542	5,047
Consolidating Eliminations	(679)	(828)

Operating income	23,519	30,514
Less: General corporate expense	2,957	9,030
Senior debt interest expense	3,636	4,908
Income before tax expense	16,926	16,576
Income tax expense	5,642	3,093

Net income before cumulative effect of change in accounting principle	$11,284	$13,483

Depreciation:
Homebuilding	$982	$940
Financing	199	51
Industrial Products	8,586	8,217
Carbon and Metals	2,907	2,987
Natural Resources	4,436	3,349
Other	583	1,014

Total	$17,693	$16,558

(a)
Operating income amounts are after deducting amortization of other intangibles. A breakdown of amortization by segment is as follows (in thousands):

	For the three months ended March 31,
	2003	2002
Financing	$1,474	$1,692
Other	—	188

	$1,474	$1,880

Note 10—Asset Retirement Obligations—Adoption of FAS Statement 143

        The Company adopted FAS 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. Under FAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. The adoption of FAS 143 resulted in a non-cash increase to net property, plant and equipment of approximately $0.9 million, a non-cash net increase to asset retirement obligation of approximately $0.4 million, and as a cumulative effect of change in accounting principle, a non-cash pretax increase in income of approximately $0.5 million ($0.4 million, net of taxes).

Note 11—Commitments and Contingencies

        Income Tax Litigation—A controversy exists with regard to federal income taxes allegedly owed by the Company for fiscal years 1980 through 1994. In connection with the bankruptcy proceedings, the Internal Revenue Service (the "IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been and are being litigated in the Bankruptcy Court.

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

        Miscellaneous Litigation—The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.

Note 12—Subsequent Events

        On April 17, 2003, the Company entered into a new bank facility and retired its prior bank facility. See Note 6.

        On April 24, 2003, the Company's Board of Directors approved a plan to cease production and manufacturing operations at the U.S. Pipe Anniston casting plant in the Industrial Products segment. It is anticipated that the exit costs associated with this cessation will approximate $6.5 million and will be incurred principally in the second quarter of 2003.

        On May 6, 2003, the Company repurchased one million shares of its common stock at $10.00 per share under a buyback program previously approved by the Company's Board of Directors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 9 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS
Three Months ended March 31, 2003 and 2002

        Net sales and revenues for the three months ended March 31, 2003 were $463.4 million, an increase of $16.2 million from the quarter ended March 31, 2002. Revenue increases within the Homebuilding, Industrial Products, Carbon and Metals, and Natural Resources segments were partially offset by a slight decrease in the Financing segment. The Company's aluminum and coal mining businesses had higher volumes, while Homebuilding segment revenues reflected higher average sales prices.    Partially offsetting these increases were lower prices in the pipe business.

        Cost of sales, exclusive of depreciation, of $338.5 million was 83.6% of net sales in the 2003 period versus $313.1 million and 80.7% of net sales in the comparable period of 2002. The increase of $25.0 million was primarily due to increased volumes in the Industrial Products, Carbon and Metals and Natural Resources segments along with increases in raw material costs at U.S. Pipe related to higher natural gas and scrap iron costs. Decreased margins in the Natural Resources segment were the result of adverse geological conditions at Mine No. 7 that resulted in 16 days of lost longwall production.

        Depreciation for the three months ended March 31, 2003 was $17.7 million, an increase of $1.1 million from the same period in 2002. The increase related primarily to recent capital expenditures for mining equipment in the Natural Resources segment.

        Selling, general and administrative expenses of $48.0 million were 10.4% of net sales and revenues in the 2003 period, compared to $51.1 million and 11.4% in 2002. The decrease in expenses for the current period was due to productivity and cost reduction projects in place throughout the Company during the past year offset by an increase in environmental reserves at Sloss of approximately $1.5 million. The prior period included a $2.6 million charge to bad debt expense related to a Sloss customer that filed for bankruptcy protection, as well as higher professional fees related to converting Mid-State Homes accounting for time charge income to the interest method.

        Provision for losses on instalment notes decreased to $3.0 million in the 2003 period, compared to $3.2 million in 2002 due to improved portfolio performance.

        Postretirement benefit expense decreased to $2.3 million in the 2003 period, compared to $4.4 million in 2002 due to lower interest and service costs related to plan amendments in 2003 which placed a monthly cap on Company contributions for salary postretirement healthcare coverage of $350 per participant.

        Interest and amortization of debt expense was $35.1 million in the 2003 period, a decrease of $5.2 million from the same period in 2002 primarily due to lower interest rates and reduced borrowings. The average rate of interest for the three months ended March 31, 2003 was 6.47% as compared to 7.27% for the three months ended March 31, 2002.

        The Company's effective tax rate for the three months ended March 31, 2003 of 33.4% differed from the federal statutory tax rate primarily due to the utilization of certain federal tax credits related to the Company's mining operations and the effect of state and foreign income taxes. The Company's effective tax rate for the three months ended March 31, 2002 differed from the federal statutory tax rate primarily due to a $2.8 million tax benefit related to the November 1998 sale of JW Window Components, amortization of intangible assets, the utilization of certain federal tax credits, and the effect of state and local income taxes.

        Net income for the three months ended March 31, 2003 was $11.7 million compared to a net loss of $(112.5) million in the comparable 2002 period. The Company's diluted earnings per share in the 2003 period was $0.26 compared to a loss of $2.52 in the 2002 period. The 2002 period loss included a charge of $125.9 million, net of tax, or $2.82 per diluted share, from the cumulative effect of a change in accounting principle related to the transitional goodwill impairment charge associated with the initial adoption of FAS 142. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding

        Net sales and revenues were $64.5 million for the three months ended March 31, 2003, an increase of $1.0 million from the quarter ended March 31, 2002. This reflected increased average net selling prices, partially offset by fewer unit completions. Average net selling price increased as a result of new product options, amenity upgrades and consumer preference for more upscale models. Unit completions declined by 41, or 4% compared to the year earlier period. The Company's modular business completed 104 units in the current period, 62 units fewer than the year-ago period, principally due to inclement weather and poor economic conditions in its Carolinas market area. Excluding the modular business, 875 units were completed in the current period, compared to 854 units in the year-ago period. Average net selling prices increased as a result of the Company's ongoing strategy to market and sell new product options, amenity upgrades, and larger, more upscale models.

	For the three months ended March 31,
	2003	2002
Homes Completed	979	1,020
Average Net Selling Price	$65,900	$61,800

        The estimated backlog of homes to be constructed at March 31, 2003 was $138.9 million compared to $126.3 million at December 31, 2002 and $123.2 million at March 31, 2002.

        Operating income was $2.4 million for the three months ended March 31, 2003 compared to $3.1 million in the prior year period. The $0.7 million decrease was principally due to fewer unit completions.

Financing

        Net sales and revenues were $59.2 million in the 2003 period, a decrease of $1.3 million from $60.5 million for the prior year period. Operating income was $15.2 million in the 2003 period, up from $11.9 million in the prior year, primarily due to lower interest expense as the Company paid off the Trust II securitization in the fourth quarter of 2002. Prepayment speeds were 7.6% in the current period, the same as in the prior year period. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 6.8% at March 31, 2003 compared to 7.6% at December 31, 2002 and 6.5% at March 31, 2002.

Industrial Products

        Net sales and revenues were $150.1 million for the three months ended March 31, 2003, an increase of $2.3 million from $147.8 million for the prior year period. The increase was primarily due to an increased volume of aluminum shipments, offset by the continued impact of the pipe industry price war that began in the second quarter of 2002. Aluminum shipments for the 2003 first quarter were 20% higher than in the comparable 2002 period. U.S. Pipe's revenues were down 6.7% on lower pricing, even as pipe shipments increased 1.3%.

        The order backlog for ductile iron pipe and fittings at March 31, 2003 was $66.5 million compared to $63.5 million at December 31, 2002.

        Operating income for the segment of $1.0 million for the first quarter of 2003 was down $6.3 million from the prior year period. Operating income decreased as the result of increases in natural gas and scrap iron costs ($4.9 million) and the impact on prices ($5.3 million) of the industry price war at U. S. Pipe. U.S. Pipe also recorded approximately $1.7 million to settle a commercial dispute during the quarter. Such amount had previously been recorded at the Corporate level and accordingly, there was no net impact on the consolidated results of operations. This was partially offset by a $2.6 million improvement in operating income at JW Aluminum as a result of increased shipments and improved productivity.

        On April 24, 2003, the Company's Board of Director's approved a plan to cease production and manufacturing operations at the U.S. Pipe Anniston casting plant included in the Industrial Products segment. It is anticipated that the exit costs associated with this cessation will approximate $6.5 million and will be incurred principally in the second quarter.

Carbon and Metals

        Net sales and revenues were $125.7 million for the three months ended March 31, 2003, an increase of $4.0 million from the same period in the prior year. The increase in the current period is a result of higher revenues for fuels coke, calcined coke and specialty metals products reflecting a pass-through of higher product costs, partially offset by lower volumes. AIMCOR, in the first quarter of 2003, received accelerated payments of $4.0 million as a result of a contract cancellation compared to revenue of $0.5 million under that contract in the prior period. These increases were offset by $4.2 million of lower revenues from renegotiated supplier contracts. In addition, revenues for the first quarter of 2003 included $1.1 million from the sale of certain parcels of land and related railroad track rights by Sloss.

        Operating income of $4.0 million was $0.1 million above the prior year. Operating income increased as a result of a gain of approximately $1.1 million associated with the land/railroad track rights sale and a $2.6 million charge in the prior year as a result of a Sloss customer bankruptcy. This increase was offset by approximately $1.5 million of higher environmental accruals at Sloss and decreased petcoke volumes at AIMCOR.

        During the first quarter of 2003, a plan was approved to reorganize and consolidate certain general and administrative functions of the AIMCOR European operations. In connection with this reorganization, the Company expects to incur costs related to headcount reductions, elimination of several subsidiaries, lease terminations and the associated write-off of certain leasehold improvements. The reorganization is expected to be completed by the end of the second quarter of 2003. The Company has recorded approximately $0.3 million in restructuring costs as a component of operating income during the three months ended March 31, 2003 and expects total costs of the restructuring to be approximately $1.2 million. As a result of the restructuring, the Company expects to save approximately $0.8 million annually by reducing payroll, depreciation and lease expenses.

Natural Resources

        Net sales and revenues were $66.7 million for the three months ended March 31, 2003, an increase of $9.8 million from the $56.9 million in the prior year period. The increase in net sales and revenues in the current period is attributable to higher coal tons shipped and an increase in natural gas selling prices. The increase in coal tons sold primarily reflects the temporary shutdown at Mine No. 5 in the prior year related to the accident on September 23, 2001. The mine has subsequently returned to full operation.

	For the three months ended March 31,
	2003	2002
Average natural gas selling price (per MCF)	$5.24	$2.25
Billion cubic feet of natural gas sold	2.3	2.4
Number of natural gas wells	378	363
Average coal selling price (per ton)	$35.49	$35.57
Tons of Coal Sold	1.5 million	1.4 million

        For the three months ended March 31, 2003, Natural Resources had operating income of $1.5 million, compared to $5.0 million for the quarter ended March 31, 2002. Operating income decreased due to temporary increases in production costs at Mine No. 7 as a result of unanticipated adverse geological conditions that stopped longwall production for 16 days during the current period. This was partially offset by higher natural gas selling prices. The first quarter of the prior year included $7.3 million of income from business interruption insurance.

General Corporate Expenses

        General corporate expenses were $3.0 million during the three months ended March 31, 2003 compared to $9.0 million for the three months ended March 31, 2002. Of the $6.1 million decrease, $3.0 million was a reclassification of expenses offset in other business segment results, principally the Industrial Products segment. The remaining decrease was principally due to lower professional fees and other administration expenses.

FINANCIAL CONDITION

        Net receivables, consisting principally of trade receivables, were $251.2 million at March 31, 2003, a decrease of $22.4 million from December 31, 2002. Net receivables decreased due to business interruption insurance collections related to the mine accident and the timing of shipments.

        Inventory of $268.2 million at March 31, 2003 increased $17.7 million compared to December 31, 2002 primarily in Industrial Products as a result of scheduled inventory build-ups related to the seasonality of the business.

        Accrued expenses of $106.2 million at March 31, 2003 decreased $13.0 million compared to December 31, 2002 due to the timing of payment of certain payroll related expenses, the settlement of certain legal obligations and the reclassification to other long-term liabilities of asset retirement obligations that were previously recorded as accrued expenses.

        Other long-term liabilities increased to $128.3 million at March 31, 2003 from $121.5 million at December 31, 2002 due to the adoption of FAS 143, "Accounting for Asset Retirement Obligations" and the recording of the related liability.

        Instalment notes receivable increased $12.3 million, including the impact of purchasing $6.1 million of seasoned note portfolios.

        The allowance for losses on instalment notes receivable was $11.3 million at March 31, 2003 and December 31, 2002. Delinquencies (the percentage of amounts outstanding over 30 days past due)

declined from 7.6% at December 31, 2002 to 6.8% at March 31, 2003. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the three months ended March 31,
	2003	2002
Balance at beginning of period	$11,274	$11,000
Provisions charged to income	3,030	3,196
Charge-offs, net of recoveries	(2,957)	(3,196)

Balance at end of period	$11,347	$11,000

LIQUIDITY AND CAPITAL RESOURCES

        Since December 31, 2002, total debt has increased by $17.1 million. During the three month period ended March 31, 2003, net borrowings under the Mid-State Trust IX Variable Funding Loan Agreement increased by $41.3 million. Payments on the mortgage-backed/asset-backed notes amounted to $30.3 million.

        At March 31, 2003 borrowings under the Revolving Credit Facility totaled $190.0 million, an increase of $6.1 million compared to December 31, 2002. The Revolving Credit Facility included a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At March 31, 2003 letters of credit with a face amount of $62.3 million were outstanding. At March 31, 2003 approximately $97.7 million was available under the revolving credit facility.

        On April 17, 2003 the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior Revolving Credit Facility and Term Loan which was scheduled to mature on October 15, 2003. The 2003 Credit Facility consists of a $245 million senior secured revolving credit facility that matures on April 17, 2008 and a $255 million senior secured term loan that matures on April 17, 2010. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, was used to retire the prior Revolving Credit Facility and Term Loan, and pay fees and expenses related to the refinancing, and the remainder will be used for working capital and general corporate purposes. The cost of funds under this new facility will be higher than that under the previous facility. The initial interest rate on the new revolving credit facility is a floating rate of 350 basis points over LIBOR and on the term loan, is a floating rate of 425 basis points over LIBOR.

        The 2003 Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the 2003 Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the 2003 Credit Facilities) are required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of at least 3.50-to-1 (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of not more than 2.75-to-1 and (c) a minimum fixed charge coverage ratio (the ratio of EBITDA minus capital expenditures minus taxes to consolidated fixed charges for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of at least 1.25-to-1.

        In March 2003, the Company's $500 million bank Credit Facilities were rated BB by Standard and Poors and Ba2 by Moody's Investor Services, both with a stable outlook.

        The Trust IX Variable Funding Loan Agreement's ("Warehouse Facility") covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at March 31, 2003. Trust IX expired February 3, 2003, but was renewed to February 2, 2004.

        The Company believes that, based on current forecasts and anticipated market conditions, the combination of existing availability under the 2003 Credit Facility, Warehouse Facility and operating cash flow that will be generated will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness.

Statement of Cash Flows

        Cash and cash equivalents were approximately $19.5 million at March 31, 2003. Operating cash flows for the three months ended March 31, 2003 together with borrowings under the Revolving Credit Facility were primarily used for capital expenditures and dividends.

        Cash flow from operating activities for the three months ended March 31, 2003, were $9.5 million, principally representing net income for the period before non-cash charges for taxes, depreciation and amortization, offset by an increase in working capital. The increase in working capital reflected seasonally higher inventory levels at U.S. Pipe and a decrease in accrued expenses.

        Capital expenditures totaled $18.2 in the three months ended March 31, 2003. Commitments for capital expenditures at March 31, 2003 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2003 will approximate $75—$85 million. Actual expenditures in 2003 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        During the first quarter of 2003, the Board of Directors approved a $0.03 per share dividend paid on March 20, 2003 to shareholders of record on February 20, 2003. On April 24, 2003, the Board of Directors declared a $0.03 per share dividend payable on June 12, 2003 to shareholders of record on May 15, 2003.

        On May 6, 2003, the Company repurchased one million shares of its common stock at $10.00 per share under a buyback program previously approved by the Company's Board of Directors.

MARKET RISK

        The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk on the instalment notes receivable portfolio and (ii) interest rate risk on short- and long-term borrowings. In the past, the Company has periodically used derivative financial instruments to manage interest rate risk. At March 31, 2003 there were no such instruments outstanding.

        In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and anticipated purchases and sales of natural gas. The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. As of March 31, 2003, swap contracts to hedge anticipated purchases in 2003 of natural gas totaling 300,600 mmbtu were outstanding at prices ranging from $4.06 to $5.38 per mmbtu. At March 31, 2003, the net unrealized gain from these hedging instruments, was recorded in other long term assets and accumulated other comprehensive (loss).

        As of March 31, 2003, swap contracts to hedge anticipated sales in 2003 of natural gas totaling 4.0 million mmbtu were outstanding at prices ranging from $3.86 to $4.44 per mmbtu. At March 31, 2003, the net unrealized loss from these hedging instruments was recorded in other liabilities and accumulated other comprehensive (loss). These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. If there are differences between natural gas prices and the swap contracts during the year, these swap contracts may result in material net payments from or to the Company that will be recognized and included in net sales in the statement of operations.

        The Company is also subject to a limited amount of foreign currency risk, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

CONTROLS AND PROCEDURES

        As of May 12, 2003, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 12, 2003. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

  A substantial controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 11 of Notes to Consolidated Financial Statements contained in this filing.

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

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on April 24, 2003, the following proposals were submitted to the Stockholders:

  1.
  The election of the following directors:

DIRECTOR	FOR	WITHHELD
Donald N. Boyce	33,922,864	6,276,481
Howard L. Clark, Jr.	39,825,231	374,114
Don DeFosset	39,236,541	962,804
Perry Golkin	39,816,430	382,915
Scott C. Nuttall	39,816,568	382,777
Bernard G. Rethore	39,825,231	374,114
Wayne W. Robinson	39,818,323	381,022
Neil A. Springer	39,824,792	374,553
Michael T. Tokarz	39,814,430	384,915
  2.
  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year ending December 31, 2003: For, 39,231,114; Against, 947,748; and Abstain, 20,453.

Item. 6 Exhibits and Reports on Form 8-K

  During the quarterly period ended March 31, 2003, the Company filed a Current Report on Form 8-K dated February 6, 2003 with respect to the press release setting forth the Company's fourth quarter 2002 earnings.

  The Company filed Current Report on Form 8-K dated April 22, 2003 with respect to the press release setting forth the Company's bank refinancing and first quarter 2003 earnings per share.

  The Company filed a Current Report on Form 8-K on April 30, 2003 with respect to the press release setting forth the Company's first quarter 2003 earnings.

Exhibit Number	Description
10.1	$500 million Credit Agreement by and among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, SunTrust Bank as Syndication Agent and Letter of Credit issuer, BNP Paribas and Credit Lyonnais New York Branch as Co-Documentation Agents and the Lender's Party hereto.
99.1	Certification of Periodic Report—Chief Executive Officer
99.2	Certification of Periodic Report—Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.

/s/ WILLIAM F. OHRT W.F. Ohrt Executive Vice President and Principal Financial Officer	/s/ CHARLES E. CAUTHEN C.E. Cauthen Senior Vice President, Controller and Principal Accounting Officer

Date: May 14, 2003

Walter Industries, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Don DeFosset, Chief Executive Officer, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Walter Industries, Inc. (the "Registrant");

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

Date: May 12, 2003

/s/ DON DEFOSSET Don DeFosset Chief Executive Officer

Walter Industries, Inc.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William F. Ohrt, Chief Financial Officer, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Walter Industries, Inc. (the "Registrant");

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

Date: May 12, 2003

/s/ WILLIAM F. OHRT William F. Ohrt Chief Financial Officer

QuickLinks

FORM 10-Q
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item. 6 Exhibits and Reports on Form 8-K
SIGNATURES
Walter Industries, Inc. Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002