Form 10-Q
period 2003-06-30
WALTER INDUSTRIES INC /NEW/
filed 2003-08-14
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-20537

WALTER INDUSTRIES, INC.

Incorporated in Delaware	IRS Employer Identification No. 13-3429953
4211 W. Boy Scout Boulevard, Tampa, Florida 33607
Telephone Number (813) 871-4811

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 41,820,794 shares of common stock of the registrant outstanding at July 31, 2003.

PART I—FINANCIAL INFORMATION
WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	December 31, 2002
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$24,272	$13,361
Short-term investments, restricted	112,279	97,886
Marketable securities	651	1,610
Installment notes receivable, net	1,748,729	1,717,723
Receivables, net	218,805	192,361
Inventories	219,978	208,186
Prepaid expenses	10,425	8,316
Property, plant and equipment, net	416,189	415,654
Assets held for sale	12,171	12,171
Assets of discontinued operations held for sale	247,823	312,037
Investments	6,525	6,629
Unamortized debt expense	39,122	35,253
Other long-term assets, net	35,296	37,132
Goodwill and other intangibles, net	155,452	158,550

	$3,247,717	$3,216,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$123,698	$113,107
Accrued expenses	104,421	109,707
Income taxes payable	27,632	51,308
Debt
Mortgage-backed/asset-backed notes	1,862,539	1,776,020
Other senior debt	301,155	308,900
Accrued interest	33,830	33,152
Liabilities of discontinued operations held for sale	52,857	61,126
Deferred income taxes	17,800	11,645
Accumulated postretirement benefits obligation	292,659	296,402
Other long-term liabilities	121,260	116,508
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—55,621,377 and 55,596,665 shares	556	556
Capital in excess of par value	1,152,380	1,154,608
Accumulated deficit	(645,411)	(629,960)
Treasury stock—12,284,413 and 11,284,492 shares, at cost	(146,466)	(136,452)
Accumulated other comprehensive loss	(51,193)	(49,758)

Total stockholders' equity	309,866	338,994

	$3,247,717	$3,216,869

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2003	2002
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$350,161	$348,862
Time charge income	55,552	55,916
Miscellaneous	4,761	5,654

	410,474	410,432

Cost and expenses:
Cost of sales (exclusive of depreciation shown below)	295,362	269,473
Depreciation	15,042	14,796
Selling, general and administrative	44,703	43,832
Provision for losses on installment notes	3,306	3,080
Postretirement benefits	2,025	4,369
Interest	35,765	38,742
Amortization of other intangibles	1,624	1,907
Litigation expense	6,500	—
Restructuring charges	5,887	—

	410,214	376,199

Income from continuing operations before income taxes	260	34,233
Income tax benefit (expense)	19,913	(11,455)

Income from continuing operations	20,173	22,778
Discontinued operations:
Income from discontinued operations, net of tax expense of $205 and $1,093	415	1,436
Estimated loss on disposal of discontinued operations, net of tax benefit of $25,685	(47,700)	—

Net income (loss)	$(27,112)	$24,214

Basic net income (loss) per share:
Income from continuing operations	$0.46	$0.52
Income from discontinued operations	0.01	0.03
Estimated loss on disposal of discontinued operations	(1.09)	—

Basic net income (loss) per share	$(0.62)	$0.55

Diluted net income (loss) per share:
Income from continuing operations	$0.46	$0.51
Income from discontinued operations	0.01	0.03
Estimated loss on disposal of discontinued operations	(1.08)	—

Diluted net income (loss) per share	$(0.61)	$0.54

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,
	2003	2002
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$654,589	$639,855
Time charge income	110,092	111,357
Miscellaneous	7,077	8,753

	771,758	759,965

Cost and expenses:
Cost of sales (exclusive of depreciation shown below)	545,233	498,592
Depreciation	30,495	29,472
Selling, general and administrative	86,303	90,069
Provision for losses on installment notes	6,336	6,277
Postretirement benefits	4,249	8,748
Interest	70,753	78,908
Amortization of other intangibles	3,098	3,787
Litigation expense	6,500	—
Restructuring charges	5,887	—

	758,854	715,853

Income from continuing operations before income tax expense	12,904	44,112
Income tax benefit (expense)	15,856	(12,069)

Income from continuing operations	28,760	32,043
Discontinued operations:
Income from discontinued operations, net of tax expense of $1,790 and $3,280	3,113	5,654
Estimated loss on disposal of discontinued operations, net of tax benefit of $25,685	(47,700)	—
Cumulative effect of change in accounting principle, net of income tax expense (benefit) of $123 and $(75,053)	376	(125,947)

Net loss	$(15,451)	$(88,250)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,
	2003	2002
	(in thousands, except per share amounts)
Basic net income (loss) per share:
Income from continuing operations	$0.65	$0.72
Income from discontinued operations	0.07	0.13
Estimated loss on disposal of discontinued operations	(1.08)	—
Cumulative effect of change in accounting principle	0.01	(2.84)

Basic net loss per share	$(0.35)	$(1.99)

Diluted net income (loss) per share:
Income from continuing operations	$0.65	$0.71
Income from discontinued operations	0.07	0.13
Estimated loss on disposal of discontinued operations	(1.08)	—
Cumulative effect of change in accounting principle	0.01	(2.81)

Diluted net loss per share	$(0.35)	$(1.97)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Capital in Excess	Treasury Stock
Balance at December 31, 2002	$338,994		$(629,960)	$(49,758)	$556	$1,154,608	$(136,452)
Comprehensive income (loss):
Net loss	(15,451)	$(15,451)	(15,451)
Other comprehensive loss, net of tax:
Net unrealized loss on hedge	(1,489)	(1,489)		(1,489)
Foreign currency translation adjustment	54	54		54

Comprehensive loss		$(16,886)

Stock issued on exercise of
stock options	401					401
Purchases of treasury stock	(10,014)						(10,014)
Dividends paid, $.06 per share	(2,629)					(2,629)

Balance at June 30, 2003	$309,866		$(645,411)	$(51,193)	$556	$1,152,380	$(146,466)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended June 30,
	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$28,760	$32,043
Charges to income not affecting cash:
Depreciation	30,495	29,472
Provision for deferred income taxes	5,839	8,929
Accumulated postretirement benefits obligation	(3,743)	1,641
Provision for (benefit from) other long-term liabilities	672	(1,035)
Amortization of other intangibles	3,098	3,787
Amortization of debt expense	2,887	2,586
Restructuring charges	4,700	—

	72,708	77,423
Decrease (increase) in assets:
Short-term investments, restricted	(14,393)	19,474
Marketable securities	959	(421)
Installment notes receivable, net (a)	(31,006)	(10,534)
Receivables, net	(26,444)	(54,519)
Inventories	(11,792)	(2,346)
Prepaid expenses	(2,109)	(7,229)
Increase (decrease) in liabilities:
Accounts payable	10,591	25,330
Accrued expenses	(7,142)	(4,573)
Income taxes payable	(23,676)	(5,336)
Accrued interest	678	2,302

Cash flows provided by (used in) continuing operating activities	(31,626)	39,571
Cash flows provided by discontinued operations	17,822	8,987

Cash flows provided by (used in) operating activities	(13,804)	48,558

INVESTING ACTIVITIES
Additions to property, plant and equipment, net of retirements	(30,248)	(28,518)
Decrease in investments and other assets	1,940	10,306
Additions to property, plant and equipment of discontinued operations, net of retirements	(6,753)	(2,888)

Cash flows used in investing activities	(35,061)	(21,100)

FINANCING ACTIVITIES
Issuance of debt	881,370	275,305
Retirement of debt	(802,596)	(299,571)
Additions to unamortized debt expense	(6,756)	(93)
Purchases of treasury stock	(10,014)	(726)
Dividends paid	(2,629)	(2,653)
Exercise of employee stock options	401	2,313

Cash flows provided by (used in) financing activities	59,776	(25,425)

Net increase in cash and cash equivalents	10,911	2,033
Cash and cash equivalents at beginning of period	13,361	11,536

Cash and cash equivalents at end of period	$24,272	$13,569

See accompanying "Notes to Consolidated Financial Statements."

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

        (a)    The following is a reconciliation of installment notes receivable (in millions):

	For the six months ended ended June 30,
	2003	2002
Beginning balance	$1,717.7	$1,689.8
Notes originated from sales and resales of homes and time charge revenue, net of repossessions and provision for losses	232.5	211.4
Purchases of seasoned loan portfolios	16.3	—
Principal and interest cash collections on accounts and payouts in advance of maturity	(217.8)	(200.9)

Ending balance	$1,748.7	$1,700.3

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2003

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Walter Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Certain reclassifications have been made to prior year's amounts to conform to the current period classifications.

Note 2—Stock Options

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options using the intrinsic value method at the grant dates. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(27,112)	$24,214	$(15,451)	$(88,250)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	781	1,121	1,555	2,242

Pro forma net income (loss)	$(27,893)	$23,093	$(17,006)	$(90,492)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income (loss) per share:
Basic—as reported	$(0.62)	$.55	$(0.35)	$(1.99)
Basic—pro forma	(0.64)	.52	(0.39)	(2.04)
Diluted—as reported	(0.61)	.54	(0.35)	(1.97)
Diluted—pro forma	(0.63)	.51	(0.38)	(2.02)

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Assumptions used for the following periods were:

	For the three months ended March 31,		For the three months ended June 30,
	2003	2002	2003	2002
Risk free interest rate	3.97%	4.70%	3.89%	4.70%
Dividend yield	1.0%	1.0%	1.0%	1.0%
Expected life (years)	8.0	7.5	7.8	7.5
Volatility	40.17%	40.55%	40.01%	40.55%

Note 3—Discontinued Operations

        During the second quarter of 2003, the Company committed to a plan for the disposal of Applied Industrial Materials Corporation ("AIMCOR"), a wholly-owned subsidiary that consists of two divisions: the Carbon Group and the Metals Group. Through its Carbon Group, AIMCOR is a leading international provider of carbon products and value-added outsourcing services primarily to the petroleum industry. Through its Metals Group, AIMCOR is a leading supplier of ferrosilicon in the southeastern United States. The decision to divest AIMCOR is part of a strategic effort to increase the focus on the Company's core businesses. The Company has actively investigated the marketability and potential value for AIMCOR and has engaged an investment banker that is actively pursuing the sale of AIMCOR. The Company expects to complete the disposition of AIMCOR within twelve months. As a result, in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of AIMCOR have been classified as discontinued operations in the statement of operations and the net assets are considered "held for sale" for all financial statement periods presented.

        During the quarter ended June 30, 2003, the Company recorded an estimated loss on the disposition of AIMCOR of $47.7 million. The components of the estimated loss on disposal were as follows (in thousands):

Impairment of goodwill	$56,944
Write-down of fixed assets	12,611
Estimated selling expenses	3,830

73,385
Less: income tax benefit	(25,685)

Estimated loss on disposal of discontinued operations	$47,700

        The impairment of goodwill and the write-down of fixed assets are based on the estimated net realizable value of AIMCOR. Based on the Company's history of taxable earnings and expectations for future earnings, it is more likely than not that the Company has sufficient carryback capability and will achieve sufficient future taxable income to recognize all of the tax benefits associated with the planned disposition of AIMCOR.

        Net sales and revenues and income from discontinued operations were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net sales and revenues	$113,940	$92,797	$216,007	$190,376
Income from discontinued operations before tax	$620	$2,237	$4,903	$8,934
Income tax expense	(205)	(801)	(1,790)	(3,280)

Income from discontinued operations	$415	$1,436	$3,113	$5,654

        Major classes of assets and liabilities of discontinued operations held for sale were as follows (in thousands):

	June 30, 2003	December 31, 2002
ASSETS
Receivables, net	$59,923	$81,254
Inventories	39,488	42,321
Prepaid expenses	4,696	3,892
Property, plant and equipment, net	64,913	74,562
Investments	6,828	7,043
Deferred income taxes	70,560	44,549
Goodwill	—	56,944
Other long-term assets, net	1,415	1,472

Assets of discontinued operations	$247,823	$312,037

LIABILITIES
Accounts payable	$31,115	$45,775
Accrued expenses	15,300	9,454
Other liabilities	6,442	5,897

Liabilities of discontinued operations	$52,857	$61,126

        AIMCOR and Sloss Industries were previously reported in the Carbon and Metals segment. As a result of classifying AIMCOR as a discontinued operation, the Company has evaluated the criteria under FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for presenting Sloss Industries as a segment and has concluded it does not meet the criteria to be reported separately as a segment. Consequently, Sloss' current and prior period results have been reclassified to the Natural Resources segment.

Note 4—Restructurings and Property and Casualty Losses

        On April 29, 2003, U.S. Pipe, a component of the Industrial Products segment, ceased production and manufacturing operations at its castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and resulted in the termination of approximately 80 employees. Exit costs associated with the plant closure are estimated to be $6.5 million and such costs will be incurred within twelve months. At June 30, 2003, approximately $0.6 million was recorded in accrued expenses for restructuring, primarily for one-time termination benefits and contract termination costs. During the second quarter, approximately $0.5 million was paid for involuntary termination benefits. Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Restructuring charges for the three months ended June 30, 2003
One-time termination benefits	$819	$819
Contract termination costs	324	324
Other associated costs	657	44
Write-off of inventories and fixed assets	4,700	4,700

Total	$6,500	$5,887

        Other associated costs principally include site clean-up costs that will be expensed as restructuring charges as incurred.

        During the first quarter of 2003, a plan was approved to reorganize and consolidate certain general and administrative functions of the AIMCOR European operations. In connection with this reorganization, the Company incurred costs related to headcount reductions and the elimination of several subsidiaries and expects to incur lease termination costs and non-cash costs associated with the write-off of certain leasehold improvements. The reorganization was substantially completed as of June 30, 2003 except for the lease and leasehold costs and certain liquidation costs that will be expensed as incurred. Costs associated with the reorganization are as follows (in thousands):

		Restructuring charges
	Total Expected Costs	For the three months ended June 30, 2003	For the six months ended June 30, 2003
One-time termination benefits	$475	$209	$475
Contract termination costs	484	26	26
Other associated costs	274	—	10

Total	$1,233	$235	$511

        Amounts recorded by AIMCOR in accrued restructuring are as follows (in thousands):

Accrued restructuring as of January 1, 2003	$0
Restructuring expense for the three months ended March 31, 2003	276

Accrued restructuring as of March 31, 2003	276
Restructuring expense for the three months ended June 30, 2003	235
Restructuring payments for the three months ended June 30, 2003	(434)

Accrued restructuring as of June 30, 2003	$77

        During the quarter ended June 30, 2003, Tennessee Alloys Company ("TAC") temporarily shut down a furnace due to equipment failure. TAC is a joint venture between AIMCOR (75%) and Allegheny Technologies, Inc. (25%). The furnace returned to operations in July 2003. As a result of the equipment failure, the Company recorded an asset impairment charge of approximately $0.3 million and approximately $0.5 million of other uninsured expenses. As of June 30, 2003, the Company had also recorded approximately $0.3 million of receivables associated with anticipated reimbursable costs incurred during the second quarter that are expected to be recovered from insurance proceeds.

        In September 2001, an explosion and fire occurred at one of Jim Walter Resources' mines in Alabama. The accident caused extensive damage to the mine and resulted in an extended shut down of mining operations in that mine. For the three months and six months ended June 30, 2002, approximately $7.4 million and $14.7 million, respectively expected to be recovered from business interruption insurance was recorded in the statement of operations. No such amounts were recorded to the statement of operations for the three and six months ended June 30, 2003 as the mine has returned to normal operations. Approximately $4.9 million and $16.3 million of business interruption and property and casualty insurance receivables were included in the consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively. Approximately $11.4 million of insurance proceeds were collected in the quarter ended March 31, 2003.

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at June 30, 2003 and December 31, 2002 include (i) temporary investment of reserve funds and collections on installment notes receivable owned by Mid-State Trusts II, IV, VI, VII, VIII, IX, X and XI (the "Trusts") ($105.1 million and $91.1 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.2 million and $6.8 million), respectively.

Note 6—Installment Notes Receivable

        The installment notes receivable are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
Installment Notes Receivable	$1,759,932	$1,728,997
Less: Allowance for losses on installment notes	(11,203)	(11,274)

Net	$1,748,729	$1,717,723

        During the three and six months ended June 30, 2003, the Company purchased $10.2 million and $16.3 million, respectively, of seasoned loan portfolios.

        Activity in the allowance for losses on installment notes is summarized as follows (in thousands):

	For the six months ended June 30,
	2003	2002
Balance at beginning of period	$11,274	$11,000
Provisions charged to income	6,336	6,277
Charge-offs, net of recoveries	(6,407)	(6,048)

Balance at end of period	$11,203	$11,229

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
Finished goods	$108,487	$110,021
Goods in process	48,071	41,317
Raw materials and supplies	52,329	46,589
Houses held for resale	11,091	10,259

Total inventories	$219,978	$208,186

Note 8—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Mortgage-Backed/Asset-Backed Notes and Variable Funding Loan:
Trust IV Asset Backed Notes	$439,692	$456,771
Trust VI Asset Backed Notes	243,228	257,107
Trust VII Asset Backed Notes	211,835	225,543
Trust VIII Asset Backed Notes	275,641	295,537
Trust IX Variable Funding Loan	29,809	177,014
Trust X Asset Backed Notes	347,994	364,048
Trust XI Asset Backed Notes	314,340	—

	1,862,539	1,776,020

Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	55,600	183,900
Term Loan	245,555	125,000

	301,155	308,900

Total	$2,163,694	$2,084,920

        On April 17, 2003, the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior Revolving Credit Facility and Term Loan which was scheduled to mature on October 15, 2003. The 2003 Credit Facility consists of a $245 million senior secured revolving credit facility that matures on April 17, 2008 and a $255 million senior secured term loan that matures on April 17, 2010. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, was used to retire the prior Revolving Credit Facility and Term Loan and pay fees and expenses related to the refinancing, and the remainder was used for working capital and general corporate purposes. The financial covenants for the 2003 Credit Facility are similar in all material respects to the Company's prior financial covenants. The weighted average rate of interest on the other senior debt was 5.3% and 2.8% as of June 30, 2003 and 2002, respectively.

        In connection with the 2003 Credit Facility, the Company incurred debt issuance costs of approximately $5.4 million, which is being amortized over the life of the loans. In addition, the Company recorded a discount on the Term Loan of approximately $3.2 million, which was recorded as a reduction of the Term Loan and is being accreted to its face value over the life of the loan.

        On June 26, 2003, Mid-State Homes, Inc., a wholly owned subsidiary of the Company, completed its Mid-State Trust XI offering of $314 million in asset-backed bonds. The Trust XI notes are secured by sales contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies. The notes were issued in four separate classes with a single maturity date of July 2038 and with a weighted average, fixed interest coupon of 5.44%. The net proceeds from the transaction were used to repay borrowings under the Company's Mid-State Trust IX mortgage warehouse facility, and provided approximately $46 million of additional liquidity. Mid-State Homes also incurred debt issuance costs of approximately $1.3 million that will be amortized to interest expense based on the paydown of the related notes. Lehman Brothers, Inc., an affiliate of Lehman

Brothers Holdings, Inc., owned 0.5 million shares of the Company's common stock at March 31, 2003, which were subsequently purchased on May 5, 2003. In connection with the public issuance of the Trust XI notes they served as an underwriter and earned underwriting commissions and fees of approximately $0.3 million.

Note 9—Stockholders' Equity

        On July 21, 2003, the Company's Board of Directors authorized an increase in the share buyback program to $25.0 million. On July 28, 2003, the Company repurchased approximately 1.53 million shares of its common stock for approximately $17.5 million under the buyback program and accordingly, $7.5 million remains available under the program.

Note 10—Earnings Per Share

        The computation of the basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands, except per share data):

	Three months ended June 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(27,112)	$(27,112)	$24,214	$24,214

Shares of common stock outstanding:
Average number of common shares (a)	43,824	43,824	44,297	44,297
Effect of diluted securities:
Stock options (b)	—	326	—	609

	43,824	44,150	44,297	44,906

Net income (loss) per share	$(0.62)	$(0.61)	$.55	$.54

	Six months ended June 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(15,451)	$(15,451)	$(88,250)	$(88,250)

Shares of common stock outstanding:
Average number of common shares (a)	44,035	44,035	44,278	44,278
Effect of diluted securities:
Stock options (b)	—	263	—	451

	44,035	44,298	44,278	44,729

Net income (loss) per share	$(0.35)	$(0.35)	$(1.99)	$(1.97)

(a)
The shares outstanding for the three and six months ended June 30, 2003 and 2002 include approximately 3.9 million shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan (see Note 13), but do not include shares held in treasury.

(b)
Represents the number of shares of common stock issuable on the assumed exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.

Note 11—Segment Information

        Current and prior period results of Sloss Industries have been reclassified to the Natural Resources segment from the Industrial Products segment due to the elimination of the Carbon and Metals segment resulting from classifying AIMCOR as a discontinued operation as discussed in Note 3.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Three months ended June 30,
	2003	2002
Net sales and revenues:
Homebuilding	$74,969	$67,601
Financing	59,905	60,573
Industrial Products	184,667	192,425
Natural Resources	91,091	91,302
Other	5,534	3,517
Consolidating Eliminations	(5,692)	(4,986)

Net sales and revenues	$410,474	$410,432

Operating income (loss)(a):
Homebuilding	$2,915	$3,985
Financing	14,110	13,616
Industrial Products	(6,935)	16,189
Natural Resources	(862)	10,722
Consolidating Eliminations	(678)	(867)

Operating income	8,550	43,645
Less: General corporate expense	(4,055)	(4,939)
Senior debt interest expense	(4,235)	(4,473)

Income from continuing operations before tax expense	260	34,233
Income tax benefit (expense)	19,913	(11,455)

Income from continuing operations	$20,173	$22,778

Depreciation:
Homebuilding	$1,227	$925
Financing	204	53
Industrial Products	8,171	8,488
Natural Resources	5,175	4,336
Other	265	994

Total	$15,042	$14,796

(a)
Operating income (loss) amounts are net of amortization of other intangibles. A breakdown of amortization by segment is as follows (in thousands):

	Three months ended June 30,
	2003	2002
Financing	$1,624	$1,716
Other	—	191

	$1,624	$1,907

	Six months ended June 30,
	2003	2002
Net sales and revenues:
Homebuilding	$139,499	$131,112
Financing	119,135	121,060
Industrial Products	334,741	340,215
Natural Resources	181,815	172,130
Other	7,964	5,105
Consolidating Eliminations	(11,396)	(9,657)

Net sales and revenues	$771,758	$759,965

Operating income (loss) (a) :
Homebuilding	$5,356	$7,110
Financing	29,287	25,522
Industrial Products	(5,894)	23,511
Natural Resources	(634)	11,956
Consolidating Eliminations	(1,357)	(1,695)

Operating income	26,758	66,404
Less: General corporate expense	(6,087)	(13,087)
Senior debt interest expense	(7,767)	(9,205)

Income before tax expense	12,904	44,112
Income tax benefit (expense)	15,856	(12,069)

Income before cumulative effect of change in accounting principle	$28,760	$32,043

Depreciation:
Homebuilding	$2,208	$1,866
Financing	404	104
Industrial Products	16,693	16,706
Natural Resources	10,342	8,790
Other	848	2,006

Total	$30,495	$29,472

(a)
Operating income (loss) amounts are net of amortization of other intangibles. A breakdown of amortization by segment is as follows (in thousands):

	Six months ended June 30,
	2003	2002
Financing	$3,098	$3,408
Other	—	379

	$3,098	$3,787

Note 12—Asset Retirement Obligations—Adoption of FAS Statement 143

        The Company adopted FAS 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. Under FAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. The adoption of FAS 143 was recorded in the first quarter of 2003 and resulted in a non-cash increase to net property, plant and equipment of approximately $0.9 million, a non-cash net increase to asset retirement obligation of approximately $0.4 million, and as a cumulative effect of change in accounting principle, a non-cash pretax increase in income of approximately $0.5 million ($0.4 million, net of taxes).

Note 13—Commitments and Contingencies

Income Tax Litigation

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

        The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding. The Company believes that its tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

        In July 2003, the Company favorably resolved a longstanding dispute with the IRS concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996. The IRS had previously disallowed deductions in 1995 and 1996 of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Court. The Company successfully defended its position through an IRS appeals process, and will not be required to pay income taxes related to this issue. The Company had previously established accruals for both taxes and interest associated with this issue that are no longer required. Accordingly, the Company reduced such accruals during the second quarter of 2003, recording reductions of $2.5 million and $18.9 million to interest expense and tax expense, respectively, in the statement of operations. In addition, as a result of the resolution of this case, approximately 3.9 million shares of common stock issued to an escrow account pending resolution of certain federal income tax matters has been distributed to persons who were stockholders of the Company as of the Company's emergence from bankruptcy proceedings in 1995.

Miscellaneous Litigation

        During the quarter ended June 30, 2003, the Industrial Products segment increased its accruals for outstanding litigation by approximately $6.5 million, principally related to the settlement of a class action employment matter at U.S. Pipe. The settlement remains subject to court approval and other formalities and is expected to be finalized in the fourth quarter.

        In settlement of allegations of permit violations relating to wastewater discharges into an adjacent creek, Sloss agreed to pay a fine of approximately $0.7 million to the Alabama Department of Environmental Management and donate approximately 300 acres of land for public use.

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition .

Note 14—Subsequent Events

        On July 7, 2003, the Company received notice of settlement from the IRS related to certain previously disallowed deductions, as discussed in Note 13.

        On July 24, 2003, the Board of Directors declared a $0.03 per share dividend, payable on September 11, 2003, to shareholders of record on August 14, 2003.

        On July 28, 2003, the Company repurchased approximately 1.53 million shares of its common stock for approximately $17.5 million under a buyback program authorized by the Company's Board of Directors, as discussed in Note 13.

Note 15—New Accounting Pronouncements

        During April 2003, the Financial Accounting Standards Board issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This Statement is not expected to materially impact the Company's consolidated financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION AND LIQUIDTY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 11 of "Notes to Consolidated Financial Statements," which presents sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS
Three Months ended June 30, 2003 and 2002

Continuing Operations

        Net sales and revenues for the three months ended June 30, 2003 were $410.5 million, essentially flat from the quarter ended June 30, 2002. Revenue increased in the Homebuilding segment but was offset by a decrease in the Industrial Products segment. Homebuilding revenues improved on higher unit completions and higher average selling prices and were offset by lower prices in the pipe business.

        Cost of sales, exclusive of depreciation, of $295.4 million was 84.4% of net sales in the 2003 period versus $269.5 million and 77.2% of net sales in the comparable period of 2002. The increase of $25.9 million and decrease in gross margin percentage is primarily due to higher production costs in the Natural Resources segment due to unfavorable geological conditions at Mine No. 7 that resulted in 11 days of lost longwall production and a delayed longwall move at Mine No. 5 that resulted in 18 days of lost production and higher natural gas and scrap iron costs in the Industrial Products segment. Also contributing to the increase in cost of sales were higher volumes in the Homebuilding segment.

        Depreciation for the three months ended June 30, 2003 was $15.0 million, an increase of $0.2 million from the same period in 2002.

        Selling, general and administrative expenses of $44.7 million were 10.9% of net sales and revenues in the 2003 period, compared to $43.8 million and 10.7% in 2002.

        Provision for losses on installment notes increased to $3.3 million in the 2003 period, compared to $3.1 million in 2002 due to growth in the overall portfolio.

        Postretirement benefit expense decreased to $2.0 million in the 2003 period, compared to $4.4 million in 2002 due to lower interest and service costs related to plan amendments in 2003 which placed a monthly cap on Company contributions for salary postretirement healthcare coverage of $350 per participant.

        Interest expense was $35.8 million in the 2003 period, a decrease of $3.0 million from the same period in 2002 primarily due to a $2.5 million reduction of accrued interest as a result of a tax settlement resolving a longstanding dispute with the Internal Revenue Service concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996 as discussed below. Additionally, interest rates were lower and outstanding borrowings were consistent with the prior year period. The average rate of interest for the three months ended June 30, 2003, was 6.3% as compared to 7.1% for the three months ended June 30, 2002.

        Litigation expense in the 2003 period relates to an increase in Industrial Products segment litigation accruals of approximately $6.5 million, principally related to an employment matter at U.S. Pipe.

        The Company recorded approximately $6.1 million in restructuring charges ($0.2 million included in discontinued operations) during the quarter ended June 30, 2003 related to the cessation of various operations. See further discussion in the Segment Analysis section that follows.

        The Company's effective income tax rate for the three months ended June 30, 2003 differed from the federal statutory tax rate primarily due to a reduction of income tax accruals as a result of a favorable settlement of certain deductions with the IRS and the effect of state and foreign income taxes. In July 2003, the Company favorably resolved a longstanding dispute with the IRS concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996. The IRS had previously disallowed deductions in 1995 and 1996 of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Proceedings. The Company successfully defended its position through an IRS appeals process, and will not be required to pay income taxes related to this issue. The Company had previously established accruals for both taxes and interest associated with this issue that are no longer required. Accordingly, the Company reduced such accruals during the second quarter of 2003, recording reductions of $2.5 million and $18.9 million to interest expense and tax expense, respectively, in the statement of operations.

        Income from continuing operations for the three months ended June 30, 2003 was $20.2 million or $0.46 per diluted share, compared to $22.8 million, or $0.51 per diluted share, in the comparable 2002 period. Net loss for the three months ended June 30, 2003, including discontinued operations at AIMCOR, was $27.1 million, or $0.61 per diluted share, compared to net income of $24.2 million, or $0.54 per diluted share, in the comparable 2002 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Discontinued Operations

        Net sales and revenues were $113.9 million for the three months ended June 30, 2003, an increase of $21.4 million from the same period in the prior year. The increase in the current period is a result of higher fuels grade and calcined volumes, an increase in third party chartering along with an increase in terminal services operations due to the start up of the St. Croix operations.

        Net income of $0.4 million was $1.0 million below the prior year and was principally the result of costs associated with repairing a furnace at the Bridgeport, Alabama ferrosilicon production facility. The operation is now back in production.

        The estimated loss to dispose of AIMCOR's operations was $47.7 million, net of tax benefit of $25.7 million, for the three months ended June 30, 2003 and consists of a charge to write-off the remaining goodwill of $56.9 million and the estimated loss from the expected sale of AIMCOR.

Segment Analysis:

Homebuilding

        Net sales and revenues were $75.0 million for the three months ended June 30, 2003, an increase of $7.4 million from the quarter ended June 30, 2002. This reflected increased average net selling prices and higher unit completions. Average net selling prices increased as a result of the Company's on-going strategy to market and sell new product options, amenity upgrades, and larger, more upscale models. Unit completions increased by 64, or 6% compared to the year earlier period. The Company's modular business completed 169 homes in the current quarter, 26 fewer than the year-ago period, principally due to poor economic conditions in the Carolina market area. Excluding the modular business, 976 units were completed in the current period, compared to 886 in the year-ago period.

	Three months ended June 30,
	2003	2002
Homes Completed	1,145	1,081
Average Net Selling Price	$65,125	$62,267

        The estimated backlog of homes to be constructed at June 30, 2003 was $136.6 million or 2,098 homes compared to $126.3 million and 2,006 homes at December 31, 2002 and $127.6 million and 2,049 homes at June 30, 2002.

        Operating income was $2.9 million for the three months ended June 30, 2003 compared to $4.0 million in the prior year period. This decline reflects expenses related to significant investments in a major advertising campaign, a sales force reorganization and installation of a new enterprise information system during the quarter.

Financing

        Net sales and revenues were $59.9 million in the 2003 period, a decrease of $0.7 million from $60.6 million for the prior year period. Operating income was $14.1 million in the 2003 period, up 3.6% from $13.6 million in the prior year. The profit improvement was primarily due to lower interest expense due to the payoff of the Trust II securitization in the fourth quarter of 2002 and higher prepayment income versus the year ago period. Prepayment speeds were 8.5% in the 2003 period compared to 6.4% in the prior year period. Delinquencies (the percentage of amounts outstanding over 30 days past due) improved to 6.6% at June 30, 2003 from 6.8% at June 30, 2002.

Industrial Products

        Net sales and revenues were $184.7 million for the three months ended June 30, 2003, a decrease of $7.8 million compared to $192.4 million for the three months ended June 30, 2002. The average price for pipe and related products in the second quarter of 2003 was 5.3% below prices of the year-ago period resulting from an industry price war that began in the second quarter of 2002. Recent price increases took effect for shipments beginning in mid-June 2003, and should improve second-half profitability. In addition, U.S. Pipe has instituted additional price increases scheduled to take effect for shipments beginning in October 2003. Partially offsetting the decreases in ductile iron pipe was a 1.6% increase in shipments of aluminum products compared to the prior year.

        The order backlog for ductile iron pipe and fittings at June 30, 2003 was $73.7 million compared to $66.5 million at March 31, 2003.

        Operating loss of $6.9 million for the three months ended June 30, 2003 was $23.1 million lower compared to operating income of $16.2 million for the three months ended June 30, 2002. Operating income decreased as a result of increasing legal accruals by $6.5 million principally related to a litigation matter at U.S. Pipe and a restructuring charge of $5.9 million related to ceasing production and manufacturing operations at the U.S. Pipe Anniston casting plant. Operating income for the segment excluding restructuring charges and the litigation matter was $5.5 million compared to $16.2 million in the prior-year period. U.S. Pipe's results also were negatively affected by higher natural gas and scrap iron costs ($6.2 million) and the impact on lower selling prices ($6.2 million). Offsetting these amounts were cost reduction activities and positive news out of JW Aluminum, which increased operating income by 5.3% over the prior-year period.

        On April 29, 2003, U.S. Pipe ceased production and manufacturing operations at its U.S. Castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and increased foreign competition and resulted in the termination of approximately 80 employees. Exit costs associated with the plant closure are estimated to be $6.5 million and such costs will be incurred within twelve months. During the quarter ended June 30, 2003, U.S. Pipe recognized restructuring costs of approximately $5.9 million principally associated with termination benefits and write-down of impaired assets. At June 30, 2003, approximately $0.6 million of restructuring costs were recorded in accrued expenses, primarily for one-time termination benefits and contract termination costs. During the second quarter, approximately $0.5 million was paid for involuntary termination benefits. Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Restructuring charges for the three months ended June 30, 2003
One-time termination benefits	$819	$819
Contract termination costs	324	324
Other associated costs	657	44
Write-off of inventories and fixed assets	4,700	4,700

Total	$6,500	$5,887

        Other associated costs principally include site clean-up costs that will be expensed as incurred.

        It is anticipated that cessation of the castings operations will result in improvements to operating income.

Natural Resources

        Net sales and revenues were $91.1 million for the three months ended June 30, 2003, a decrease of $0.2 million from the $91.3 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to lower chemical, fiber, foundry coke and natural gas volumes and lower coal selling prices offset by an increase in coal tons shipped and an increase in methane gas selling prices.

	Three months ended June 30,
	2003	2002
Average Natural Gas Selling Price (per MCF)	$ 4.49	$ 3.11
Billion Cubic Feet of Natural Gas Sold	2.2	2.4
Number of Natural Gas Wells	386	370
Average Coal Selling Price (per Ton)	$35.58	$36.27
Tons of Coal Sold	1.7 million	1.6 million

        For the three months ended June 30, 2003, Natural Resources' operating loss was $0.9 million, compared to operating income of $10.7 million for the quarter ended June 30, 2002. This decline was due to the impact of adverse geological conditions in Mine No. 7, which resulted in 11 days of lost longwall production. In addition, a scheduled longwall move in Mine No. 5 took longer than expected, resulting in 18 additional lost days of production in the quarter. Partially offsetting these negatives, the natural gas operation posted increased revenue and operating income, due to higher prices. Operating income for the second quarter of 2002 includes approximately $7.4 million from business interruption insurance coverage.

General Corporate Expenses

        General corporate expenses were $4.1 million during the three months ended June 30, 2003 compared to $4.9 million for the three months ended June 30, 2002. This decrease is principally attributable to reduced headcount, lower professional fees and other cost reduction efforts at the corporate office.

RESULTS OF OPERATIONS
Six Months ended June 30, 2003 and 2002

Continuing Operations

        Net sales and revenues for the six months ended June 30, 2003 were $771.8 million, an increase of $11.8 million from the comparable six-month period in 2002. Revenue increases within the Homebuilding and Natural Resources segments were partially offset by decreases in the Industrial Products segment. Homebuilding revenues improved on higher unit completions and increased average selling price and Natural Resources' revenues increased due to slightly higher coal volumes and increased natural gas prices. Partially offsetting these increases were lower prices in the pipe business.

        Cost of sales, exclusive of depreciation, of $545.2 million was 83.3% of net sales in the 2003 period versus $498.6 million and 77.9% of net sales in the comparable period of 2002. The increase of $46.6 million and decrease in gross margin percentage is primarily due to increased costs of gas and scrap metal in the Industrial Products segment and higher costs due to lost production days in the Natural Resources segment. Also contributing to the increase in cost of sales were higher volumes in the Homebuilding segment.

        Depreciation for the six months ended June 30, 2003 was $30.5 million, an increase of $1.0 million from the same period in 2002.

        Selling, general and administrative expenses of $86.3 million were 11.2% of net sales and revenues in the 2003 period, compared to $90.1 million and 11.9% in 2002. The decrease in expenses for the current period was due to productivity and cost reduction projects in place throughout the Company during the past year offset by an increase in environmental reserves at Sloss of approximately $1.5 million. The prior period included a $2.6 million charge to bad debt expense related to a Sloss customer that filed for bankruptcy protection, as well as higher professional fees related to converting Mid-State Home's accounting for time charge income to the interest method.

        Provision for losses on installment notes was $6.3 million in the 2003 period, unchanged from the comparable period in 2002.

        Postretirement benefit expense decreased to $4.2 million in the 2003 period, compared to $8.7 million in 2002 due to lower interest and service costs related to plan amendments in 2003 which placed a monthly cap on Company contributions for salary post retirement healthcare coverage of $350 per participant.

        Interest expense was $70.8 million in the 2003 period, a decrease of $8.1 million from the same period in 2002 primarily due to lower interest rates offset by slightly higher borrowings. The average rate of interest for the six months ended June 30, 2003, was 6.4 % as compared to 7.2% for the three months ended June 30, 2002. Interest expense also decreased compared to the 2002 period due to a $2.5 million reduction of accrued interest as a result of a tax settlement resolving a longstanding dispute with the Internal Revenue Service concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996 as discussed below.

        Litigation expense in the 2003 period relates to an increase in Industrial Products segment litigation accruals of approximately $6.5 million, principally related to a litigation matter at U.S. Pipe.

        The Company recorded approximately $6.1 million in restructuring charges ($0.2 million included in discontinued operations) during the quarter ended June 30, 2003 related to the cessation of various operations.

        The Company's effective income tax rate for the six months ended June 30, 2003 differed from the federal statutory tax rate primarily due to a reduction of income tax accruals as a result of a favorable settlement of certain deductions with the IRS and the effect of state and foreign income taxes. In

July 2003, the Company favorably resolved a longstanding dispute with the IRS concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996. The IRS had previously disallowed deductions in 1995 and 1996 of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Proceedings. The Company successfully defended its position through an IRS appeals process, and will not be required to pay income taxes related to this issue. The Company had previously established accruals for both taxes and interest associated with this issue that are no longer required. Accordingly, the Company reduced such accruals during the second quarter of 2003, recording reductions of $2.5 million and $18.9 million to interest expense and tax expense, respectively, in the statement of operations.

        Income from continuing operations for the six months ended June 30, 2003 was $28.8 million or $0.65 per diluted share, compared to $32.0 million or $0.71 per diluted share in the comparable 2002 period. Net loss for the six months ended June 30, 2003 was $15.5 million, or $0.35 per diluted share, compared to a net loss for the six months ended June 30, 2002 of $88.3 million, or $1.97 per diluted share, which included a charge of $125.9 million, net of tax, or $2.81 per diluted share, from the cumulative effect of a change in accounting principle related to the transitional goodwill impairment charge associated with the initial adoption of FAS No. 142. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Discontinued Operations

        Net sales and revenues were $216.0 million for the six months ended June 30, 2003, an increase of $25.6 million from the same period in the prior year. The increase in the current period is a result of higher fuels grade volumes along with an increase in terminal services operations due to the start up of the St. Croix operations.

        Net income of $3.1 million was $2.6 million below the prior year and was the result of costs associated with repairing a furnace at the Bridgeport, Alabama ferrosilicon production facility during the second quarter and reduced petcoke volumes during the first quarter.

        The estimated loss to dispose of AIMCOR's operations was $47.7 million, net of tax benefit of $25.7 million, for the six months ended June 30, 2003 and consists of a charge to write-off the remaining goodwill of $56.9 million and the estimated loss from the expected sale of AIMCOR

Segment Analysis:

Homebuilding

        Net sales and revenues were $139.5 million for the six months ended June 30, 2003, an increase of $8.4 million from the quarter ended June 30, 2002. This reflected increased average net selling prices and higher unit completions. Average net selling prices increased as a result of the Company's on-going strategy to market and sell new product options, amenity upgrades, and larger, more upscale models. Unit completions increased by 23, or 1% compared to the year earlier period. The Company's modular business completed 273 homes in the six months ended June 30, 2003, 88 fewer than the year-ago period, principally due to poor weather and economic conditions in the Carolinas' market area. Excluding the modular business, 1,851 units were completed in the current period, compared to 1,740 in the year-ago period. As compared to the prior year, for the six months ended June 30, 2003, the Company completed 23 more homes and had an increase in average net selling price of $3,446 per home, summarized as follows:

	Six months ended June 30,
	2003	2002
Homes Completed	2,124	2,101
Average Net Selling Price	$65,475	$62,029

Operating income was $5.4 million for the six months ended June 30, 2003 compared to $7.1 million in the prior year period. The $1.7 million decrease reflects expenses related to significant investments in a major advertising campaign, a sales force reorganization and installation of a new enterprise information system during 2003.

Financing

        Net sales and revenues were $119.1 million in the 2003 period, a decrease of $1.9 million from $121.1 million for the prior year period. The decrease was primarily attributable to lower interest income generated from restricted cash balances due to lower interest rates. Operating income was $29.3 million in the 2003 period, an increase of $3.8 million over the prior year, primarily as the result of lower interest expense as the Company paid off the Trust II securitization in the fourth quarter of 2002 along with faster prepayment speeds of 8.05% in the 2003 period compared to 7.03% in the prior year period.

Industrial Products

        Net sales and revenues were $334.7 million for the six months ended June 30, 2003, a decrease of $5.5 million from $340.2 million for the six months ended June 30, 2002. The average price for pipe and related products in 2003 was 6.3% below prices of the year ago period resulting from an industry price war that began in the second quarter of 2002. Also contributing to lower revenues was a decrease in pass-through prime metal costs for aluminum products, which was partially offset by higher aluminum shipments. Compared to the six months ended June 30, 2002, U.S. Pipe revenues were down 6.5%, while aluminum shipments for the 2003 period were 9.9% higher than the 2002 period.

        Operating loss of $5.9 million for the six months ended June 30, 2003 was $29.4 million lower compared to operating income of $23.5 million for the six months ended June 30, 2002. Operating income decreased as a result of increasing legal accruals by $6.5 million principally related to an employment matter at U.S. Pipe and a restructuring charge of $5.9 million related to ceasing production and manufacturing operations at the U.S. Pipe Anniston casting plant which is fully described in the results for the three months ended June 30, 2003. Operating income for the segment excluding restructuring charges and the litigation matter was $6.5 million compared to $23.5 million in the prior-year period. U.S. Pipe's results were negatively impacted by higher natural gas and scrap iron costs ($11.1 million) and the impact of lower prices ($11.6 million). U.S. Pipe also recorded approximately $1.7 million to settle a commercial dispute during the first quarter. Such amount had previously been recorded at the Corporate level and accordingly, there was no net impact on the consolidated results of operations. This was partially offset by a $2.9 million improvement in operating income at JW Aluminum as a result of increased shipments and improved productivity.

Natural Resources

        Net sales and revenues were $181.8 million for the six months ended June 30, 2003, an increase of $9.7 million from the $172.1 million in the prior year period. The increase in net sales and revenues in the current period is attributable to an increase in coal tons shipped and an increase in methane gas selling prices partially offset by lower coal prices and cubic feet of natural gas sold. The increase in coal tons sold is primarily due to the temporary shutdown at Mine No. 5 in the first five months of the prior year, which was covered by business interruption insurance. The mine has subsequently returned to full operation.

	Six months ended June 30,
	2003	2002
Average Natural Gas Selling Price (per MCF)	$ 4.87	$ 2.69
Billion Cubic Feet of Natural Gas Sold	4.5	4.8
Number of Natural Gas Wells	386	370
Average Coal Selling Price (per Ton)	$35.54	$35.94
Tons of Coal Sold	3.2 million	3.0 million

        For the six months ended June 30, 2003, Natural Resources' operating loss was $0.6 million, compared to operating income of $12.0 million for the six months ended June 30, 2002. This decline was due to the impact of adverse geological conditions in Mine No. 7, which resulted in 27 days of lost longwall production. In addition, a scheduled longwall move in Mine No. 5 took longer than expected, resulting in 18 additional lost days of production in 2003. Partially offsetting these negatives, the natural gas operation posted increased revenue and operating income, due to higher gas prices. Operating income for the six months ended June 30, 2002 was higher as it included approximately $14.7 million from business interruption insurance coverage.

General Corporate Expenses

        General corporate expenses were $6.1 million during the six months ended June 30, 2003 compared to $13.1 million for the six months ended June 30, 2002. Of the $7.0 million decrease, $3.0 million was a reclassification of expenses offset in other business segments, primarily the Industrial Products segment. The remaining decrease was due to cost reduction efforts and lower professional fees.

FINANCIAL CONDITION

        Short-term investments, restricted at June 30, 2003 of $112.3 million increased $14.4 million compared to December 31, 2002 due to an increase in installment note prepayment speeds, growth in the portfolio and decreased delinquency rates.

        Installment note receivables generated from the financing of homes constructed by the Homebuilding segment were $1,748.7 million at June 30, 2003 an increase of $31.0 million from December 31, 2002. The increase is due to higher volumes, higher average note balances financed and seasoned loan acquisitions.

        The allowance for losses on installment notes receivable was $11.2 million at June 30, 2003 and $11.3 million at December 31, 2002. Delinquencies (the percentage of amounts outstanding over 30 days past due) declined from 7.6% at December 31, 2002 to 6.6% at June 30, 2003. Activity in the allowance for losses on installment notes is summarized as follows (in thousands):

	For the six months ended June 30,
	2003	2002
Balance at beginning of period	$11,274	$11,000
Provisions charged to income	6,336	6,277
Charge-offs, net of recoveries	(6,407)	(6,048)

Balance at end of period	$11,203	$11,229

        Net receivables, consisting principally of trade receivables, were $218.8 million at June 30, 2003, an increase of $26.4 million from December 31, 2002. Net receivables increased $25.5 million at U.S. Pipe principally due to seasonality as summer construction projects have increased sales.

        Inventories increased $11.8 million to $220.0 million at June 30, 2003 compared to $208.2 million at December 31, 2002 primarily at U.S. Pipe due to the cyclical buildup prior to anticipated increased summer activity.

        Assets of discontinued AIMCOR operations held for sale of $247.8 million at June 30, 2003 decreased by $64.2 million from December 31, 2002 due to improved receivables collections that reduced accounts receivable by approximately $21.3 million and the write-off of goodwill and other assets related to the planned disposal of the business of $47.7 million, net of tax.

        Accounts payable of $123.7 million at June 30, 2003 increased $10.6 million compared to December 31, 2002 primarily as a result of timing of vendor payments and a focus on improving the management of accounts payable.

        Income taxes payable of $27.6 million at June 30, 2003 decreased $23.7 million compared to December 31, 2002 as a result of the favorable tax settlement with the Internal Revenue Service resulting in a reduction of tax reserves of $18.9 million.

        Liabilities of discontinued operations held for sale decreased $8.3 million to $52.9 million at June 30, 2003 compared to $61.1 million at December 31, 2002 as a result of the timing of payments on accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2003, total debt has increased by $78.8 million compared to December 31, 2002 comprised of an increase in mortgage debt of $86.5 million offset by a decrease in other senior debt of $7.7 million. During this period, net borrowings increased due to the completion of its Mid-State Trust XI offering of $314 million in asset-backed bonds, as discussed below, offset by paydowns of the Trust IX warehouse facility. Payments on the mortgage-backed/asset-backed notes from installment notes receivable amounted to $227.8 million.

        On June 26, 2003, Mid-State Homes, Inc., a wholly owned subsidiary of the Company, completed its Mid-State Trust XI offering of $314 million in asset-backed bonds. The Trust XI notes are secured by sales contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies. The notes were issued in four separate classes with a single maturity date of July 2038 and with a weighted average, fixed interest coupon of 5.44%. The net proceeds from the transaction were used to repay borrowings under the Company's Mid-State Trust IX mortgage warehouse facility, and provided approximately $46 million of additional liquidity.

        On April 17, 2003, the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior Revolving Credit Facility and Term Loan which was scheduled to mature on October 15, 2003. The 2003 Credit Facility consists of a $245 million senior secured revolving credit facility that matures on April 17, 2008 and a $255 million senior secured term loan that matures on April 17, 2010. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, was used to retire the prior Revolving Credit Facility and Term Loan, and pay fees and expenses related to the refinancing, and the remainder was used for working capital and general corporate purposes. The cost of funds under this new facility has increased the Company's borrowing cost. The interest rate on the new revolving credit facility is a floating rate of 350 basis points over LIBOR and on the term loan, is a floating rate of 425 basis points over LIBOR. LIBOR was 1.2% at June 30, 2003.

        At June 30, 2003 borrowings under the $245 million Revolving Credit Facility totaled $55.6 million, a decrease of $128.3 million compared to December 31, 2002. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At June 30, 2003 letters of credit with a face amount of $66.4 million were outstanding. At June 30, 2003 approximately $123.0 million was available under the revolving credit facility.

        The 2003 Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the 2003 Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the 2003 Credit Facilities) are required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to interest expense for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of at least 3.50-to-1 (b) a maximum leverage ratio (the ratio of indebtedness to EBITDA for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of not more than 2.75-to-1 and (c) a minimum fixed charge coverage ratio (the ratio of EBITDA minus capital expenditures minus cash taxes to consolidated fixed charges for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of at least 1.25-to-1. At June 30, 2003, the Company was in compliance with these covenants.

        As of June 30, 2003, the Company's $500 million bank Credit Facilities were rated BB by Standard & Poors and Ba2 by Moody's Investor Services, both with a stable outlook.

        The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. The Company was in compliance with these covenants at June 30, 2003. Trust IX matured on February 3, 2003, but was renewed to February 2, 2004.

        The Company believes that, based on current forecasts and anticipated market conditions, the combination of existing availability under the Revolver and the Trust IX warehouse facility and operating cash flow that will be generated will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness.

Statement of Cash Flows

        Cash and cash equivalents were approximately $24.3 million at June 30, 2003. Operating cash flows for the six months ended June 30, 2003 together with borrowings were primarily used for capital expenditures, dividends and to purchase one million shares of common stock under the stock repurchase program.

        Cash flow used in operating activities for the six months ended June 30, 2003, was $13.8 million compared with $48.5 million of cash flows provided at June 30, 2002. This reduction in cash flow was principally due to increases in short-term investments, installment notes receivable, trade receivables and inventories.

        Capital expenditures totaled $43.3 in the six months ended June 30, 2003. Commitments for capital expenditures at June 30, 2003 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2003 will approximate $75—$80 million. Actual expenditures in 2003 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        In the six months ended June 30, 2003, the Company spent $10.0 million to repurchase one million shares of its Common Stock. On July 21, 2003, the Board of Directors increased the Company's stock buyback authorization to $25.0 million. On July 28, 2003, the Company spent $17.5 million to repurchase 1.53 million shares of its Common Stock.

        On April 24, 2003, the Board of Directors declared a $0.03 per share dividend paid on June 12, 2003 to shareholders of record on May 15, 2003. On July 24, 2003, the Board of Directors declared a $0.03 per share dividend, payable on September 11, 2003, to shareholders of record on August 14, 2003.

MARKET RISK

        The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk on the installment notes receivable portfolio and (ii) interest rate risk on short- and long-term borrowings. The Company has periodically used derivative financial instruments to manage interest rate risk. At June 30, 2003, there were no such instruments outstanding.

        In the ordinary course of business, the Company is also exposed to commodity price risks. These exposures primarily relate to the acquisition of raw materials and anticipated purchases and sales of natural gas. The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures when considered practical to do so. As of June 30, 2003, however, there were no outstanding swap contracts to hedge anticipated purchases.

        As of June 30, 2003, the Company has hedged anticipated natural gas production of 2.8 mmbtu over the next six months at prices ranging from $3.89 to $4.44 per mmbtu with swap contracts. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. If there are differences between natural gas prices and the swap contracts during the year, these swap contracts may result in material net payments from or to the Company that will be recognized and included in net sales and revenues in the consolidated statements of operations.

        The Company is also subject to a limited amount of foreign currency risk, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

NEW ACCOUNTING PRONOUNCEMENTS

        During April 2003, the Financial Accounting Standards Board issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This Statement is not expected to materially effect the Company.

CONTROLS AND PROCEDURES

        As of August 11, 2003, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 11, 2003. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

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
A controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 13 in this Form 10-Q.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 13 in this Form 10-Q). The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial condition.
Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits.
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer
(b)	Current Reports on Form 8-K.
The Company filed a Current Report on Form 8-K dated April 22, 2003 with respect to the press release setting forth the Company's bank refinancing and first quarter 2003 earnings per share.

During the quarterly period ended June 30, 2003, the Company filed a Current Report on Form 8-K dated April 30, 2003 with respect to the press release setting forth the Company's first quarter 2003 earnings.
The Company filed a Current Report on Form 8-K dated June 19, 2003 announcing the election of a new director and the resignation of a current director.
The Company filed a Current Report on Form 8-K on July 31, 2003 with respect to the press release setting forth the Company's second quarter 2003 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ W.F. OHRT W.F. Ohrt Executive Vice President and Principal Financial Officer	/s/ C. E. CAUTHEN C. E. Cauthen Senior Vice President, Controller and Principal Accounting Officer

Date: August 11, 2003

QuickLinks

PART I—FINANCIAL INFORMATION WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended June 30, 2003 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND LIQUIDTY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES