Form 10-Q
period 2003-09-30
WALTER INDUSTRIES INC /NEW/
filed 2003-11-14
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER INDUSTRIES, INC.

Incorporated in Delaware	IRS Employer Identification No. 13-3429953
4211 W. Boy Scout Boulevard, Tampa, Florida 33607
Telephone Number (813) 871-4811

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        There were 41,850,821 shares of common stock of the registrant outstanding at October 31, 2003.

PART I—FINANCIAL INFORMATION

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$19,247	$13,361
Short-term investments, restricted	107,224	97,886
Marketable securities	652	1,610
Instalment notes receivable, net	1,743,428	1,717,723
Receivables, net	207,704	192,361
Inventories	218,818	208,186
Prepaid expenses	8,367	8,316
Property, plant and equipment, net	410,529	415,654
Assets held for sale	10,521	12,171
Assets of discontinued operations held for sale	263,911	312,037
Investments	6,747	6,629
Unamortized debt expense	38,075	35,253
Other long-term assets, net	39,883	37,132
Goodwill and other intangibles, net	153,866	158,550

	$3,228,972	$3,216,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$114,413	$113,107
Accrued expenses	112,710	109,707
Income taxes payable	30,567	51,308
Debt
Mortgage-backed/asset-backed notes	1,849,492	1,776,020
Other senior debt	321,753	308,900
Accrued interest	34,231	33,152
Liabilities of discontinued operations held for sale	60,551	61,126
Deferred income taxes	15,948	11,645
Accumulated postretirement benefits obligation	289,619	296,402
Other long-term liabilities	115,665	116,508

Total liabilities	2,944,949	2,877,875

Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares Issued—55,654,950 and 55,596,665 shares	557	556
Capital in excess of par value	1,151,327	1,154,608
Accumulated deficit	(654,669)	(629,960)
Treasury stock—13,813,313 and 11,284,492 shares, at cost	(164,018)	(136,452)
Accumulated other comprehensive loss	(49,174)	(49,758)

Total stockholders' equity	284,023	338,994

	$3,228,972	$3,216,869

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$338,361	$347,808
Time charge income	56,552	54,134
Miscellaneous	6,803	6,817

	401,716	408,759

Cost and expenses:
Cost of sales (exclusive of depreciation shown below)	290,308	277,950
Depreciation	14,997	14,727
Selling, general and administrative	43,481	39,138
Provision for losses on instalment notes	4,907	2,798
Postretirement benefits	2,053	4,379
Interest	40,096	38,166
Amortization of other intangibles	1,586	1,716
Restructuring and impairment charges	1,650	—

	399,078	378,874

Income from continuing operations before income taxes	2,638	29,885
Income tax benefit (expense)	429	(8,514)

Income from continuing operations	3,067	21,371

Discontinued operations:
Income (loss) from discontinued operations, net of tax expense (benefit) of $597 and ($270)	938	(244)
Estimated loss on disposal of discontinued operations, net of tax benefit of $5,637	(13,263)	—

Loss on discontinued operations	(12,325)	(244)

Net income (loss)	$(9,258)	$21,127

Basic net income (loss) per share:
Income from continuing operations	$0.07	$0.48
Income from discontinued operations	0.02	—
Estimated loss on disposal of discontinued operations	(0.31)	—

Basic net income (loss) per share	$(0.22)	$0.48

Diluted net income (loss) per share:
Income from continuing operations	$0.07	$0.48
Income (loss) from discontinued operations	0.02	(0.01)
Estimated loss on disposal of discontinued operations	(0.31)	—

Diluted net income (loss) per share	$(0.22)	$0.47

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$993,694	$987,662
Time charge income	163,552	165,490
Miscellaneous	16,972	15,570

	1,174,218	1,168,722

Cost and expenses:
Cost of sales (exclusive of depreciation shown below)	836,285	776,541
Depreciation	45,492	44,199
Selling, general and administrative	129,784	129,207
Provision for losses on instalment notes	11,243	9,074
Postretirement benefits	6,302	13,128
Interest	110,849	117,075
Amortization of other intangibles	4,684	5,503
Litigation expense	6,500	—
Restructuring and impairment charges	7,537	—

	1,158,676	1,094,727

Income from continuing operations before income taxes	15,542	73,995
Income tax benefit (expense)	16,285	(20,582)

Income from continuing operations	31,827	53,413

Discontinued operations:
Income from discontinued operations, net of tax expense of $2,387 and $3,010	4,051	5,411
Estimated loss on disposal of discontinued operations, net of tax benefit of $31,322	(60,963)	—

Income (loss) on discontinued operations	(56,912)	5,411

Cumulative effect of change in accounting principle, net of income tax expense (benefit) of $123 and ($75,053)	376	(125,947)

Net loss	$(24,709)	$(67,123)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Basic net income (loss) per share:
Income from continuing operations	$0.73	$1.21
Income from discontinued operations	0.09	0.12
Estimated loss on disposal of discontinued operations	(1.40)	—
Cumulative effect of change in accounting principle	0.01	(2.84)

Basic net loss per share	$(0.57)	$(1.51)

Diluted net income (loss) per share:
Income from continuing operations	$0.73	$1.19
Income from discontinued operations	0.09	0.12
Estimated loss on disposal of discontinued operations	(1.40)	—
Cumulative effect of change in accounting principle	0.01	(2.81)

Diluted net loss per share	$(0.57)	$(1.50)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(in thousands)

	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Capital in Excess	Treasury Stock
Balance at December 31, 2002	$338,994		$(629,960)	$(49,758)	$556	$1,154,608	$(136,452)
Comprehensive income (loss):
Net loss	(24,709)	$(24,709)	(24,709)
Other comprehensive loss, net of tax:
Net unrealized gain on hedge	251	251		251
Foreign currency translation adjustment	333	333		333

Comprehensive loss		$(24,125)

Stock issued on exercise of stock options	604				1	603
Purchases of treasury stock	(27,566)						(27,566)
Dividends paid, $0.09 per share	(3,884)					(3,884)

Balance at September 30, 2003	$284,023		$(654,669)	$(49,174)	$557	$1,151,327	$(164,018)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$31,827	$53,413
Charges to income not affecting cash:
Depreciation	45,492	44,199
Provision for deferred income taxes	3,987	11,745
Accumulated postretirement benefits obligation	(6,783)	1,223
Benefit from other long-term liabilities	(3,182)	(4,115)
Amortization of other intangibles	4,684	5,503
Amortization of debt expense	4,451	3,802
Restructuring and impairment charges	6,350	—
Decrease (increase) in assets:
Short-term investments, restricted	(9,338)	(9,242)
Marketable securities	958	(427)
Instalment notes receivable, net(a)	(25,705)	(19,546)
Receivables, net	(15,343)	(54,038)
Inventories	(10,632)	11,368
Prepaid expenses	(51)	(4,926)
Increase (decrease) in liabilities:
Accounts payable	1,306	31,760
Accrued expenses	5,245	(16,742)
Income taxes payable	(20,741)	(5,239)
Accrued interest	1,079	2,566

Cash flows provided by continuing operating activities	13,604	51,304
Cash flows provided by discontinued operating activities	2,893	8,745

Cash flows provided by operating activities	16,497	60,049

INVESTING ACTIVITIES
Additions to property, plant and equipment, net of proceeds from sales and retirements	(44,285)	(50,210)
(Increase) decrease in investments and other assets	(2,869)	11,270
Additions to property, plant and equipment of discontinued operations, net of retirements	(11,663)	(3,442)

Cash flows used in investing activities	(58,817)	(42,382)

FINANCING ACTIVITIES
Issuance of debt	1,041,201	435,509
Retirement of debt	(954,876)	(437,565)
Additions to unamortized debt expense	(7,273)	(93)
Purchases of treasury stock	(27,566)	(1,263)
Dividends paid	(3,884)	(3,983)
Exercise of employee stock options	604	2,722

Cash flows provided by (used in) financing activities	48,206	(4,673)

Net increase in cash and cash equivalents	5,886	12,994
Cash and cash equivalents at beginning of period	13,361	11,536

Cash and cash equivalents at end of period	$19,247	$24,530

See accompanying "Notes to Consolidated Financial Statements"

(a)
The following is a reconciliation of instalment notes receivable (in millions):

	For the nine months ended September 30,
	2003	2002
Beginning balance	$1,717.7	$1,689.8
Notes originated from sales and resales of homes and time charge revenue, net of repossessions and provision for losses	335.0	334.0
Purchases of seasoned loan portfolios	28.3	—
Principal and interest cash collections on accounts and payouts in advance of maturity	(337.6)	(314.5)

Ending balance	$1,743.4	$1,709.3

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Walter Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(9,258)	$21,127	$(24,709)	$(67,123)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	787	1,121	2,639	3,363

Pro forma net income (loss)	$(10,045)	$20,006	$(27,348)	$(70,486)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) per share:
Basic—as reported	$(0.22)	$0.48	$(0.57)	$(1.51)
Basic—pro forma	(0.24)	0.45	(0.63)	(1.59)
Diluted—as reported	(0.22)	0.47	(0.57)	(1.50)
Diluted—pro forma	(0.24)	0.45	(0.63)	(1.57)

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for the nine months ended September 30 were:

	2003	2002
Risk free interest rate	3.90%	4.70%
Dividend yield	1.0%	1.0%
Expected life (years)	8.0	7.5
Volatility	40.17%	40.55%

Note 3—Discontinued Operations

        During the second quarter of 2003, the Company committed to a plan for the disposal of Applied Industrial Materials Corporation ("AIMCOR"), a wholly-owned subsidiary that consists of two divisions: the Carbon Group and the Metals Group. Through its Carbon Group, AIMCOR is an international provider of carbon products and value-added outsourcing services primarily to the petroleum industry. Through its Metals Group, AIMCOR is a supplier of ferrosilicon in the southeastern United States. The decision to divest AIMCOR is part of a strategic effort to increase the focus on the Company's core businesses (homebuilding, financing and ductile iron pipe). As a result, in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of AIMCOR have been classified as discontinued operations in the statement of operations and the net assets are considered "held for sale" for all financial statement periods presented.

        On September 23, 2003, the Company and Oxbow Carbon and Minerals LLC ("Oxbow") entered into a definitive agreement (which was subsequently amended and restated - see Note 14) for Walter Industries to sell AIMCOR to Oxbow for $127.7 million, subject to customary post-closing adjustments that include adjustments to the sales price based on net working capital balances as of the closing date. The transaction is anticipated to close in the fourth quarter of 2003.

        During the quarter ended June 30, 2003, the Company recorded an estimated loss on the disposition of AIMCOR of $47.7 million. During the quarter ended September 30, 2003, the Company increased the estimated loss on the disposition of AIMCOR by $13.3 million. This additional loss reflects a refinement in the estimate based on final transaction terms contained in the definitive agreement. The components of the estimated loss on disposal were recorded as follows (in thousands):

	For the three months ended June 30, 2003	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
Impairment of goodwill	$56,944	$—	$56,944
Write-down of property, plant and equipment	12,611	18,300	30,911
Estimated selling expenses	3,830	600	4,430

	73,385	18,900	92,285
Less: income tax benefit	(25,685)	(5,637)	(31,322)

Estimated loss on disposal of discontinued operations	$47,700	$13,263	$60,963

        The impairment of goodwill and the write-down of property, plant and equipment are based on the estimated net realizable value of AIMCOR. Based on the Company's history of taxable earnings and expectations for future earnings, it is more likely than not that the Company has sufficient carryback capability and will achieve sufficient future taxable income to recognize all of the tax benefits associated with the anticipated tax loss from the planned disposition of AIMCOR.

        Net sales and revenues and income from discontinued operations were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net sales and revenues	$109,390	$91,623	$324,653	$281,999
Income (loss) from discontinued operations before tax	$1,535	$(514)	$6,438	$8,421
Income tax (expense) benefit	(597)	270	(2,387)	(3,010)

Income (loss) from discontinued operations	$938	$(244)	$4,051	$5,411

        Major classes of assets and liabilities of discontinued operations held for sale were as follows (in thousands):

	September 30, 2003	December 31, 2002
ASSETS
Cash	$6,422	$—
Receivables, net	71,549	81,254
Inventories	45,142	42,321
Prepaid expenses	4,750	3,892
Property, plant and equipment, net	51,264	74,562
Investments	6,813	7,043
Deferred income taxes	76,554	44,549
Goodwill	—	56,944
Other long-term assets, net	1,417	1,472

Assets of discontinued operations	$263,911	$312,037

LIABILITIES
Accounts payable	$43,147	$45,775
Accrued expenses	7,990	9,454
Other liabilities	9,414	5,897

Liabilities of discontinued operations	$60,551	$61,126

        As a result of the definitive agreement, the Company will retain the AIMCOR deferred income tax.

        AIMCOR and Sloss Industries were previously reported in the Carbon and Metals segment. As a result of classifying AIMCOR as a discontinued operation during the quarter ended June 30, 2003, the Company included Sloss in the Natural Resources segment. During the quarter ended September 30, 2003, the Company has reevaluated the criteria under FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for presenting Sloss Industries as a component of Natural Resources and have concluded it should be reported as a component of the Other segment. Consequently, Sloss' current and prior period results have been reclassified to the Other segment.

Note 4—Restructurings, Impairments and Property and Casualty Losses

        On April 29, 2003, U.S. Pipe, a component of the Industrial Products segment, ceased production and manufacturing operations at its castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and resulted in the termination of approximately 80 employees. Exit costs associated with the plant closure are estimated to be $6.5 million and such costs will be incurred within twelve months. At September 30, 2003, approximately $0.3 million was recorded in accrued expenses for restructuring, primarily for one-time termination benefits and contract termination costs. During the third quarter, approximately

$0.3 million was paid for involuntary termination benefits. Estimated costs associated with the restructuring are as follows (in thousands):

		Restructuring charges expensed
	Total Expected Costs	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
One-time termination benefits	$819	$—	$819
Contract termination costs	324	—	324
Other associated costs	657	—	44
Write-off of property, plant and equipment and related parts and materials	4,700	—	4,700

Total	$6,500	$—	$5,887

        Other associated costs principally include site clean-up costs that will be expensed as restructuring charges as incurred.

        Amounts recorded by U.S. Pipe in accrued restructuring are as follows (in thousands):

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
Beginning balance	$625	$—
Restructuring expense	—	1,187
Restructuring payments	(282)	(844)

Ending balance	$343	$343

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

		Restructuring charges expensed
	Total Expected Costs	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
One-time termination benefits	$475	$—	$475
Contract termination costs	484	4	30
Other associated costs	274	—	10

Total	$1,233	$4	$515

        Amounts recorded by AIMCOR in accrued restructuring are as follows (in thousands):

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
Beginning balance	$77	$—
Restructuring expense	4	515
Restructuring payments	(42)	(476)

Ending balance	$39	$39

        During the quarter ended September 30, 2003, the Company recorded an impairment charge of approximately $1.7 million related to the Company's former headquarters building to reduce such asset to its net realizable value based on an amendment to the agreement dated September 2, 2003 for the sale of this asset.

        During the quarter ended June 30, 2003, Tennessee Alloys Company ("TAC") temporarily shut down a furnace due to equipment failure. TAC is a joint venture between AIMCOR (75%) and Allegheny Technologies, Inc. (25%). The furnace returned to operations in July 2003. As a result of the equipment failure, the Company recorded an asset impairment charge of approximately $0.3 million and approximately $0.5 million of other uninsured expenses. As of September 30, 2003, the Company had also recorded approximately $0.3 million of receivables associated with anticipated reimbursable costs that are expected to be recovered from insurance proceeds.

        In September 2001, an explosion and fire occurred at one of Jim Walter Resources' mines in Alabama. The accident caused extensive damage to the mine and resulted in an extended shut down of mining operations in that mine. For the three months and nine months ended September 30, 2002, approximately $5.6 million and $37.3 million, respectively, expected to be recovered from business interruption insurance, was recorded in the statement of operations. No such amounts were recorded to the statement of operations for the three and nine months ended September 30, 2003 as the mine has returned to normal operations. Approximately $0.2 million and $16.3 million of business interruption and property and casualty insurance receivables were included in the consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively. Approximately $4.7 million of insurance proceeds were collected in the quarter ended September 30, 2003.

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at September 30, 2003 and December 31, 2002 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts IV, VI, VII, VIII, IX, X and XI (the "Trusts") ($100.5 million and $91.1 million, respectively), which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.7 million and $6.8 million), respectively.

Note 6—Instalment Notes Receivable

        The instalment notes receivable are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
Instalment Notes Receivable	$1,755,175	$1,728,997
Less: Allowance for losses on instalment notes	(11,747)	(11,274)

Net	$1,743,428	$1,717,723

        During the three and nine months ended September 30, 2003, the Company purchased $12.0 million and $28.3 million, respectively, of seasoned loan portfolios.

        Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the nine months ended September 30,
	2003	2002
Balance at beginning of period	$11,274	$11,000
Provisions charged to income	11,243	9,074
Charge-offs, net of recoveries	(10,770)	(9,006)

Balance at end of period	$11,747	$11,068

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
Finished goods	$110,031	$110,021
Goods in process	44,027	41,317
Raw materials and supplies	49,125	46,589
Houses held for resale	15,635	10,259

Total inventories	$218,818	$208,186

Note 8—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Mortgage-Backed/Asset-Backed Notes and Variable Funding Loan:
Trust IV Asset Backed Notes	$418,862	$456,771
Trust VI Asset Backed Notes	235,306	257,107
Trust VII Asset Backed Notes	204,835	225,543
Trust VIII Asset Backed Notes	265,614	295,537
Trust IX Variable Funding Loan	79,555	177,014
Trust X Asset Backed Notes	338,773	364,048
Trust XI Asset Backed Notes	306,547	—

	1,849,492	1,776,020

Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	82,400	183,900
Term Loan	239,353	125,000

	321,753	308,900

Total	$2,171,245	$2,084,920

        On April 17, 2003, the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior Revolving Credit Facility and Term Loan which was scheduled to mature on October 15, 2003. The 2003 Credit Facility consists of a $245 million senior secured revolving credit facility that matures on April 17, 2008 and a $255 million senior secured term loan that matures on April 17, 2010. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, was used to retire the prior Revolving Credit Facility and Term Loan and pay fees and expenses related to the refinancing, and the remainder was used for working capital and general corporate purposes. The Term Loan requires quarterly principal payments in the amount of $6.4 million through March 2009, followed by three quarterly payments of $25.5 million until April 17, 2010, when all remaining principal outstanding is due. The weighted average rate of interest on the other senior debt was 5.3% and 2.7% as of September 30, 2003 and 2002, respectively.

        In connection with the 2003 Credit Facility, the Company incurred debt issuance costs of approximately $5.4 million, which is being amortized over the life of the loans. In addition, the Company recorded a discount on the Term Loan of approximately $3.2 million, which was recorded as a reduction of the Term Loan and is being accreted to its face value over the life of the loan.

        On June 26, 2003, Mid-State Homes, Inc., a wholly owned subsidiary of the Company, completed its Mid-State Trust XI offering of $314 million in asset-backed notes. The Trust XI notes are secured by sales contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies. The notes were issued in four separate classes with a single maturity date of

July 2038 and with a weighted average, fixed interest coupon of 5.44%. The net proceeds from the transaction were used to repay borrowings under the Company's Mid-State Trust IX Variable Funding Loan and provided approximately $46 million of additional liquidity. Mid-State Homes also incurred debt issuance costs of approximately $1.3 million that is being amortized to interest expense based on the paydown of the related notes. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc., owned 0.5 million shares of the Company's common stock at March 31, 2003, which were subsequently repurchased by the Company on May 5, 2003. In connection with the public issuance of the Trust XI notes, they served as an underwriter and received underwriting commissions and fees of approximately $0.3 million.

Note 9—Stockholders' Equity

        For the six months ended June 30, 2003, the Company spent $10.0 million to repurchase one million shares of its Common Stock under a previously authorized share buyback program. On July 21, 2003, the Company's Board of Directors authorized an increase in the share buyback program to $25.0 million. On July 28, 2003, the Company repurchased approximately 1.53 million shares of its common stock for approximately $17.5 million under the buyback program and accordingly, $7.5 million remains available under the program.

Note 10—Earnings Per Share

        The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands, except per share data):

	Three months ended September 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(9,258)	$(9,258)	$21,127	$21,127

Shares of common stock outstanding:
Average number of common shares(a)	42,210	42,210	44,379	44,379
Effect of diluted securities:
Stock options(b)	—	399	—	450

	42,210	42,609	44,379	44,829

Net income (loss) per share	$(0.22)	$(0.22)	$0.48	$0.47

	Nine months ended September 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
Net loss	$(24,709)	$(24,709)	$(67,123)	$(67,123)

Shares of common stock outstanding:
Average number of common shares(a)	43,375	43,375	44,308	44,308
Effect of diluted securities:
Stock options(b)	—	302	—	451

	43,375	43,677	44,308	44,759

Net loss per share	$(0.57)	$(0.57)	$(1.51)	$(1.50)

(a)
The shares outstanding for the three and nine months ended September 30, 2003 and 2002 include approximately 3.9 million additional shares issued to an escrow account on September 13, 1995 pursuant to the Consensual Plan (see Note 13), but do not include shares held in treasury. Such shares were released from escrow on July 21, 2003 and remain outstanding.

(b)
Represents the number of shares of common stock issuable on the assumed exercise of dilutive employee stock options less the number of shares of common stock, which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period. Although these securities have an anti-dilutive effect for the nine months ended September 30, 2002, they are included because such shares are dilutive based on income before the cumulative effect of the change in accounting principle.

Note 11—Segment Information

        Current and prior period results of Sloss Industries and general corporate expenses have been reclassified to the Other segment as discussed in Note 3.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Three months ended September 30,
	2003	2002
Net sales and revenues:
Homebuilding	$66,968	$68,760
Financing	61,108	62,013
Industrial Products	189,458	190,894
Natural Resources	61,444	66,649
Other	27,293	25,309
Consolidating Eliminations	(4,555)	(4,866)

Net sales and revenues	$401,716	$408,759

Operating income (loss):
Homebuilding	$(1,113)	$4,812
Financing(a)	11,897	15,685
Industrial Products	11,223	9,606
Natural Resources	(9,463)	11,240
Other	(2,624)	(5,347)
Consolidating Eliminations	(678)	(1,562)

Operating income	9,242	34,434
Less: Senior debt interest expense	6,604	4,549

Income from continuing operations before income taxes	2,638	29,885
Income tax benefit (expense)	429	(8,514)

Income from continuing operations	$3,067	$21,371

Depreciation:
Homebuilding	$1,257	$859
Financing	219	52
Industrial Products	8,131	8,391
Natural Resources	4,084	3,386
Other	1,306	2,039

Total	$14,997	$14,727

(a)
Operating income amounts are net of amortization of other intangibles of $1,586 and 1,716 for the three months ended September 30, 2003 and 2002, respectively and interest expense on the mortgage-backed/asset-backed notes was $33,492 and $33,617 for the three months ended September 30, 2003 and 2002, respectively.

	Nine months ended September 30,
	2003	2002
Net sales and revenues:
Homebuilding	$206,467	$199,873
Financing	180,243	183,073
Industrial Products	524,199	531,109
Natural Resources	197,383	189,137
Other	81,133	80,055
Consolidating Eliminations	(15,207)	(14,525)

Net sales and revenues	$1,174,218	$1,168,722

Operating income (loss)(a):
Homebuilding	$4,243	$11,921
Financing(b)	41,184	41,208
Industrial Products	5,329	33,117
Natural Resources	(7,402)	26,699
Other	(11,406)	(21,938)
Consolidating Eliminations	(2,035)	(3,259)

Operating income	29,913	87,748
Less: Senior debt interest expense	14,371	13,753

Income from continuing operations before income taxes	15,542	73,995
Income tax benefit (expense)(see Note 13)	16,285	(20,582)

Income from continuing operations	$31,827	$53,413

Depreciation:
Homebuilding	$3,465	$2,725
Financing	623	156
Industrial Products	24,824	25,097
Natural Resources	12,559	10,120
Other	4,021	6,101

Total	$45,492	$44,199

(a)
Operating income (loss) amounts are net of amortization of other intangibles. A breakdown of amortization by segment is as follows (in thousands):

	Nine months ended September 30,
	2003	2002
Financing	$4,684	$5,124
Other	—	379

	$4,684	$5,503

(b)
Operating income amounts include interest expense on the mortgage-backed/asset-backed notes of $96,478 and $103,322 for the nine months ended September 30, 2003 and 2002, respectively.

Note 12—Asset Retirement Obligations—Adoption of FAS Statement 143

        The Company adopted FAS 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. Under FAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. The adoption of FAS 143 was recorded in the first quarter of 2003 and resulted in an increase to net property, plant and equipment of approximately $0.9 million, a net increase to the asset retirement obligation of approximately $0.4 million, and as a cumulative effect of a change in accounting principle, a pretax increase in income of approximately $0.5 million ($0.4 million, net of taxes).

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

        The Company believes that those portions of the Proof of Claim, which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding. The Company believes that its tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

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

        In settlement of allegations of permit violations relating to wastewater discharges into an adjacent creek, Sloss agreed during the quarter ended March 31, 2003 to pay a fine of approximately $0.7 million to the Alabama Department of Environmental Management which was subsequently paid in the quarter ended September 30, 2003. Additionally, as part of the settlement, Sloss donated approximately 300 acres of land for public use.

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

Note 14—Subsequent Events

        On November 13, 2003, we amended and restated our agreement with Oxbow Carbon & Minerals LLC relating to Oxbow's purchase of AIMCOR referred to in Note 3. Our original agreement with Oxbow contemplated this amendment, which sets forth the specific corporate transactions that will be used to effect the purchase. The amended agreement also reflects the satisfaction of some of the conditions set forth in the original agreement, takes into account certain subsequent events, and sets December 15, 2003 as the outside date for closing the transaction.

        On October 29, 2003, the Board of Directors declared a $0.03 per share dividend, payable on December 11, 2003, to shareholders of record on November 13, 2003.

        During October 2003, the Company committed to a plan to dispose of JW Aluminum Company ("JW Aluminum"), a wholly-owned subsidiary of the Company. JW Aluminum is a producer of "fin stock" (used in heating and air conditioning applications) and building sheet products. The decision to divest JW Aluminum is part of a strategic effort to increase the focus on the Company's core businesses. On October 20, 2003, the Company and Wellspring Capital Management LLC entered into a definitive agreement to sell JW Aluminum for $125.0 million, subject to post-closing adjustments that include adjustments based on net working capital balances as of the closing date. The transaction is anticipated to close in the fourth quarter of 2003 and result in a gain of approximately $20 to $25 million, net of tax, subject to the previously described potential adjustments. In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", JW Aluminum, which is included in the Industrial Products segment, is classified as "held and used" as of September 30, 2003 as the criteria for classification as a discontinued operation were not met as of September 30, 2003. JW Aluminum will be classified as a discontinued operation beginning in the fourth quarter of 2003.

        Major classes of assets and liabilities of JW Aluminum are as follows (in thousands):

	September 30, 2003	December 31, 2002
ASSETS
Receivables, net	$34,499	$32,348
Inventory	21,382	18,878
Prepaid expenses	340	671
Property, plant and equipment, net	58,191	55,226
Other long-term assets	0	155

Total assets	$114,412	$107,278

LIABILITIES
Accounts payable	$18,471	$18,377
Accrued expenses	3,654	4,060
Deferred income taxes	6,511	6,511
Long-term liabilities	167	—

Total liabilities	$28,803	$28,948

        Summarized financial information concerning JW Aluminum is shown in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net Sales and Revenues	$57,721	$53,205	$168,514	$153,127
Operating Income	4,859	4,943	14,489	11,450
Depreciation	1,671	1,747	5,031	5,244

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2003 and 2002

Continuing Operations

        Net sales and revenues for the three months ended September 30, 2003 were $401.7 million, a decrease from $408.8 million for the quarter ended September 30, 2002. Revenues decreased in the Natural Resources segment and the Homebuilding segment. In the Natural Resources segment, revenues were lower versus the prior year period due to less coal available for sale due to lower production related to continued geological challenges. Homebuilding revenues decreased on lower unit completions offset by higher average selling prices. Partially offsetting these decreases were increased sales of land in the quarter ended September 30, 2003.

        Cost of sales, exclusive of depreciation, of $290.3 million was 85.8% of net sales in the 2003 period versus $278.0 million and 79.9% of net sales in the comparable period of 2002. The increase of $12.3 million and decrease in gross margin percentage is primarily due to higher production costs in the Natural Resources segment due to unfavorable geological conditions at Mines No. 5 and 7 and higher natural gas and raw material costs in the Industrial Products segment.

        Depreciation for the three months ended September 30, 2003 was $15.0 million, an increase of $0.3 million from the same period in 2002.

        Selling, general and administrative expenses of $43.5 million were 10.8% of net sales and revenues in the 2003 period, compared to $39.1 million and 9.6% in 2002. The increase was primarily attributable to the Homebuilding segment as a result of higher costs related to organizational restructuring, the implementation of a new enterprise information system, new initiatives designed to drive future growth, such as New Home Gallery expansion, and higher advertising expenses.

        Provision for losses on instalment notes increased to $4.9 million in the 2003 period, compared to $2.8 million in 2002 due to growth in the overall portfolio and lower recovery rates on repossessions.

        Postretirement benefit expense decreased to $2.1 million in the 2003 period, compared to $4.4 million in 2002 due to lower interest and service costs related to plan amendments effective January 1, 2003 which placed a monthly cap on Company contributions for salary postretirement healthcare coverage of $350 per participant.

        Interest expense was $40.1 million in the 2003 period, an increase of $1.9 million from the same period in 2002 primarily due to higher interest rates and higher outstanding borrowings compared to the prior year period. The average rate of interest for all borrowings for the three months ended September 30, 2003, was 7.2% as compared to 7.0% for the three months ended September 30, 2002.

        The Company recorded approximately $1.7 million in restructuring and impairment charges during the quarter ended September 30, 2003 related to the write-down of the Company's former headquarters building to reduce such asset to its net realizable value based on an amendment to the agreement dated September 2, 2003 for the sale of this asset.

        The Company's effective tax rate for the three months ended September 30, 2003 and 2002 differed from the Federal statutory rate primarily due to the utilization of federal depletion tax credits related to the Company's mining operations and the effect of state and foreign income taxes.

        Income from continuing operations for the three months ended September 30, 2003 was $3.1 million or $0.07 per diluted share, compared to $21.4 million, or $0.48 per diluted share, in the comparable 2002 period. Net loss for the three months ended September 30, 2003, including discontinued operations at AIMCOR, was $9.3 million, or $0.22 per diluted share, compared to net income of $21.1 million, or $0.47 per diluted share, in the comparable 2002 period. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Discontinued Operations

        Net sales and revenues were $109.4 million for the three months ended September 30, 2003, an increase of $17.8 million from the same period in the prior year. The increase is a result of higher fuels grade petcoke volumes due to the start-up of the St. Croix operations during the current year, higher calcined volumes, an increase in third party chartering revenues and an increase in volumes and pricing in metal products.

        Net income of $0.9 million was an improvement of $1.2 million as compared to the prior year quarter and was principally the result of increased pricing of alloy products.

        During the quarter ended September 30, 2003, the Company increased the estimated loss on the disposition of AIMCOR by $13.3 million. This additional loss reflects a refinement in the estimate based on final transaction terms contained in the definitive agreement.

Segment Analysis:

Homebuilding

        Net sales and revenues were $67.0 million for the three months ended September 30, 2003, a decrease of $1.8 million from the quarter ended September 30, 2002. This reflected lower unit completions offset by higher increased average net selling prices. Unit completions decreased by 78, or 7.2% compared to the year earlier period. The Company's modular business completed 180 homes in the current quarter, 14 more than the year-ago period. Excluding the modular business, 824 units were completed in the current period, compared to 916 in the year-ago period. Average net selling prices increased as a result of the Company's on-going strategy to market and sell new product options, amenity upgrades, and larger, more upscale models.

	Three months ended September 30,
	2003	2002
Homes Completed	1,004	1,082
Average Net Selling Price	$65,958	$63,335

        The estimated backlog of homes to be constructed at September 30, 2003 was $148.8 million, or 2,256 homes, compared to $126.3 million, or 2,006 homes, at December 31, 2002 and $132.5 million, or 2,092, homes at September 30, 2002.

        The operating loss was $1.1 million for the three months ended September 30, 2003 compared to operating income of $4.8 million in the prior year period primarily due to lower volumes of completed units. This decline in volume is primarily the result of a reorganization of sales and construction personnel, as well as a temporary disruption from the implementation of a new enterprise information system. In addition, there were increased costs associated with new initiatives such as New Home Gallery expansion, and higher advertising expenses.

Financing

        Net sales and revenues were $61.1 million in the 2003 period, a decrease of $0.9 million from $62.0 million for the prior year period. Operating income was $11.9 million in the 2003 period, down from $15.7 million in the prior year. The profit decline reflected higher losses on repossessions in a challenging economic environment, which were partially offset by higher prepayment income. Prepayment speeds were 10.21% in the 2003 period compared to 6.57% in the prior year period, as low mortgage rates fueled higher refinancings by consumers. Last year's third quarter also reflected higher income from the insurance division. Delinquencies (the percentage of amounts outstanding over 30 days past due) improved to 6.30% at September 30, 2003 from 6.46% at September 30, 2002.

Industrial Products

        Net sales and revenues were $189.5 million for the three months ended September 30, 2003, a decrease of $1.4 million compared to $190.9 million for the three months ended September 30, 2002. The decrease was the result of lower pipe volumes partially offset by higher prices. Prices were lower in the prior year as a result of an industry price war that began in the second quarter of 2002. Recent price increases took effect for shipments beginning in mid-June 2003 which improved profitability in the third quarter of 2003 compared to the prior year period. In addition, U.S. Pipe announced additional price increases that took effect for shipments beginning in October 2003. A third price increase is planned for early 2004. Partially offsetting the decreases in ductile iron pipe volume was a 7.0% increase in shipments of aluminum products compared to the prior year.

        The order backlog for ductile iron pipe and fittings at September 30, 2003 was $82.1 million compared to $73.7 million at June 30, 2003.

        Operating income of $11.2 million for the three months ended September 30, 2003 was $1.6 million higher compared to operating income of $9.6 million for the three months ended September 30, 2002. Operating income increased as a result of the first of two announced price increases that took effect, countering the impact of higher scrap costs. Higher scrap costs are being driven by increased demand, particularly from China, for scrap used in steel production. U.S. Pipe results were negatively affected by higher natural gas and scrap iron raw material costs ($4.7 million) but were offset by higher selling prices ($7.7 million). JW Aluminum's operating income was $4.9 million for the three months ended September 30, 2003 and 2002 as higher volumes were offset by higher raw material scrap costs and natural gas costs.

Natural Resources

        Net sales and revenues were $61.4 million for the three months ended September 30, 2003, a decrease of $5.2 million from the $66.6 million in the prior year period. The decrease in net sales and revenues in the current period is attributable to lower coal volumes and lower coal selling prices partially offset by an increase in methane gas selling prices. Coal selling prices were negatively impacted as lower priced contracts went into effect in the current period that resulted from pricing pressure by Australian met coal producers during the contract renewal period earlier this year. This caused a reduction in met coal pricing by $1.71 per ton compared to prior period prices.

	Three months ended September 30,
	2003	2002
Average Natural Gas Selling Price (per MCF)	$4.30	$3.12
Billion Cubic Feet of Natural Gas Sold	2.1	2.4
Number of Natural Gas Wells	390	378
Average Coal Selling Price (per Ton)	$34.59	$36.26
Tons of Coal Sold	1.5 million	1.6 million

        For the three months ended September 30, 2003, Natural Resources' operating loss was $9.5 million, compared to operating income of $11.2 million for the quarter ended September 30, 2002. This decline was due to higher costs related to continued geologic challenges in Mines No. 5 and 7. In Mine No. 5, a geologic fault has slowed the longwall's advance rate. In Mine No. 7, unanticipated equipment repairs and poor geologic roof conditions have also increased the cost of production versus the year-ago period. Additionally, the Mine Safety and Health Administration temporarily ordered the closure of Mine No. 5 for approximately two weeks in July 2003, resulting in $1.3 million of idle mine costs. The temporary closure resulted in no fines or penalties. Also, operating income for the third quarter of 2002 included approximately $7.4 million from business interruption insurance coverage. Partially offsetting these negatives, the natural gas operation posted increased revenue and operating income due to higher prices.

Other

        Net sales and revenues were $27.3 million for the three months ended September 30, 2003, an increase of $2.0 million from the $25.3 million in the prior year period. Land sales were $4.7 million higher than the previous period, which was partially offset by a $2.8 million decrease in Sloss revenues. Sloss revenues declined during the current period as there were no sales of coal in the spot market. This was partially offset by improved furnace and foundry coke sales volumes.

        Net general corporate expenses were $2.6 million for the three months ended September 30, 2003 compared to $5.3 million for the three months ended September 30, 2002. This decrease is principally attributable to an increase in income generated from the sale of idle land of approximately $3.2 million in the current quarter versus the prior year period.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2003 and 2002

Continuing Operations

        Net sales and revenues for the nine months ended September 30, 2003 were $1,174.2 million, an increase of $5.5 million from the comparable nine-month period in 2002. Revenue increases within the Homebuilding, Natural Resources and Other segments were partially offset by decreases in the Industrial Products segment. Homebuilding revenues improved due to increased average selling prices which were partially offset by lower unit completions. Natural Resources' revenues increased due to higher coal volumes and increased natural gas prices. The Company's Other segment had higher revenues due to increased sales of idle land. Partially offsetting these increases were lower volumes and prices in the pipe business.

        Cost of sales, exclusive of depreciation, of $836.3 million was 84.2% of net sales in the 2003 period versus $776.5 million and 78.6% of net sales in the comparable period of 2002. The increase of $59.7 million and decrease in gross margin percentage is primarily due to increased costs of gas and scrap metal in the Industrial Products segment and higher costs due to lost production days in the Natural Resources segment.

        Depreciation for the nine months ended September 30, 2003 was $45.5 million, an increase of $1.3 million from the same period in 2002.

        Selling, general and administrative expenses of $129.9 million were 11.1% of net sales and revenues in the 2003 period, compared to $129.2 million and 11.1% in 2002. The increase in expenses for the current period was primarily attributable to the Homebuilding segment as a result of higher costs related to the reorganization of sales and construction personnel as well as the implementation of a new enterprise system and new initiatives designed to drive future growth such as New Home Gallery expansion and higher advertising expenses, and an increase in environmental reserves at Sloss of approximately $1.5 million. The increased costs in the current period were partially offset by productivity and cost reduction programs in place throughout the Company. The prior period included a $2.6 million charge to bad debt expense related to a Sloss customer that filed for bankruptcy protection, as well as higher professional fees related to restating Mid-State Home's accounting for time charge income to the interest method.

        Provision for losses on instalment notes was $11.2 million in the 2003 period, an increase of $2.2 million from the comparable period in 2002 as a result of an increase in the reserve for bad debts along with a slight deterioration of recovery rates on repossessions.

        Postretirement benefit expense decreased to $6.3 million in the 2003 period, compared to $13.1 million in 2002 due to lower interest and service costs related to plan amendments effective January 1, 2003 which placed a monthly cap on Company contributions for salary post retirement healthcare coverage of $350 per participant.

        Interest expense was $110.8 million in the 2003 period, a decrease of $6.2 million from the same period in 2002 primarily due to lower interest rates and slightly lower borrowings. The average rate of interest for all borrowings for the nine months ended September 30, 2003, was 6.7% as compared to 7.1% for the nine months ended September 30, 2002. Interest expense also decreased compared to the 2002 period due to a $2.5 million reduction of accrued interest as a result of a tax settlement resolving a longstanding dispute with the Internal Revenue Service concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996 as discussed below.

        Litigation expense in the 2003 period relates to an increase in Industrial Products segment litigation accruals of approximately $6.5 million, principally related to the settlement of a class action employment matter at U.S. Pipe.

        The Company recorded approximately $7.5 million in restructuring and impairment charges during the nine months ended September 30, 2003 related to the cessation of various operations in the Industrial Products segment along with the write-down of the Company's former headquarters building to its net realizable value.

        The Company's effective income tax rate for the nine months ended September 30, 2003 differed from the federal statutory tax rate primarily due to a reduction of income tax accruals as a result of a favorable settlement of certain deductions with the IRS, the utilization of Federal depletion tax credits related to the Company's mining operations and the effect of state and foreign income taxes. In July 2003, the Company favorably resolved a longstanding dispute with the IRS concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996. The IRS had previously disallowed deductions in 1995 and 1996 of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Proceedings. The Company successfully defended its position through an IRS appeals process, and will not be required to pay income taxes related to this issue. The Company had previously established accruals for both taxes and interest associated with this issue that are no longer required. Accordingly, the Company reduced such accruals during the second quarter of 2003, recording reductions of $2.5 million and $18.9 million to interest expense and tax expense, respectively, in the statement of operations.

        Income from continuing operations for the nine months ended September 30, 2003 was $31.8 million or $0.73 per diluted share, compared to $53.4 million or $1.19 per diluted share in the comparable 2002 period. Net loss for the nine months ended September 30, 2003 was $24.7 million, or $0.57 per diluted share, compared to a net loss for the nine months ended September 30, 2002 of $67.1 million, or $1.50 per diluted share. The current year net loss included a loss on disposal for AIMCOR (see below) while the prior period included a charge of $125.9 million, net of tax, or $2.81 per diluted share, from the cumulative effect of a change in accounting principle related to the transitional goodwill impairment charge associated with the initial adoption of FAS No. 142. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Discontinued Operations

        Net sales and revenues were $324.7 million for the nine months ended September 30, 2003, an increase of $42.7 million from the same period in the prior year. The increase in the current period is a result of higher fuels grade petcoke volumes from the start-up of St. Croix operations, higher calcined volumes and an increase in metal volumes and pricing.

        Net income of $4.1 million was $1.4 million below the prior year and was the result of costs associated with repairing a furnace at the Bridgeport, Alabama ferrosilicon production facility during the second quarter, reduced petcoke margins and a decrease in terminal service activity.

        The estimated loss to dispose of AIMCOR's operations was $61.0 million, net of tax benefit of $31.7 million, for the nine months ended September 30, 2003 and consists of a charge to write-off the remaining goodwill of $56.9 million and the estimated loss from the expected sale of AIMCOR.

        Segment Analysis:

Homebuilding

        Net sales and revenues were $206.5 million for the nine months ended September 30, 2003, an increase of $6.6 million from the nine months ended September 30, 2002. This reflected increased average net selling prices offset by lower unit completions. Average net selling prices increased as a result of the Company's on-going strategy to market and sell new product options, amenity upgrades, and larger, more upscale models. Unit completions decreased by 55, or 1.7% compared to the year earlier period. The Company's modular business completed 453 homes in the nine months ended September 30, 2003, 74 fewer than the year-ago period, principally due to poor weather and economic conditions in the Carolinas' market area. Excluding the modular business, 2,675 units were completed in the current period, compared to 2,656 in the year-ago period. However, the Company had an increase in average net selling price of $3,157 per home, summarized as follows:

	Nine months ended September 30,
	2003	2002
Homes Completed	3,128	3,183
Average Net Selling Price	$65,630	$62,473

        Operating income was $4.2 million for the nine months ended September 30, 2003 compared to $11.9 million in the prior year period. The $7.7 million decrease reflects fewer unit completions, partially offset by higher prices, and expenses related to significant investments in a major advertising campaign, a sales force and construction personnel reorganization and installation of a new enterprise information system during 2003.

Financing

        Net sales and revenues were $180.2 million in the 2003 period, a decrease of $2.9 million from $183.1 million for the prior year period. The decrease was primarily attributable to lower interest income generated from restricted cash balances due to lower interest rates. Operating income was $41.2 million in the 2003 period, remaining flat compared to the prior year, primarily as the result of lower interest expense as the Company paid off the Trust II securitization in the fourth quarter of 2002 offset by an increase in the provision for losses on instalment notes receivables due to growth in the portfolio and lower recovery rates on repossessions.

Industrial Products

        Net sales and revenues were $524.2 million for the nine months ended September 30, 2003, a decrease of $6.9 million from $531.1 million for the nine months ended September 30, 2002. The average price for pipe and related products in 2003 was 0.7% below prices of the year ago period resulting from an industry price war that began in the second quarter of 2002. As previously discussed, U.S. Pipe has announced two price increases, the first of which took effect mid-June 2003 and the second effective October 1, 2003. A third price increase is planned for early 2004. Also contributing to lower revenues was a 3.6% decrease in shipments of U.S. Pipe's products. Compared to the nine months ended September 30, 2002, U.S. Pipe revenues were down 5.6%, while aluminum revenues for the 2003 period were 10.0% higher than the 2002 period.

        Operating income of $5.3 million for the nine months ended September 30, 2003 was $27.8 million lower compared to operating income of $33.1 million for the nine months ended September 30, 2002. Operating income decreased as a result of increased legal accruals of $6.5 million principally related to an employment matter at U.S. Pipe and a restructuring charge of $5.9 million related to ceasing production and manufacturing operations at the U.S. Pipe Anniston casting plant which is fully described below. Operating income for the segment excluding restructuring charges and the litigation matter was $17.7 million compared to $33.1 million in the prior-year period. U.S. Pipe's results were negatively impacted by higher natural gas and scrap iron costs ($14.7 million) and the impact of lower prices ($5.3 million). U.S. Pipe also recorded approximately $1.7 million to settle a commercial dispute during the first quarter. Such amount had previously been recorded at the Corporate level and accordingly, there was no net impact on the consolidated results of operations. This was partially offset by a $3.0 million improvement in operating income at JW Aluminum as a result of increased shipments and improved productivity.

        On April 29, 2003, U.S. Pipe ceased production and manufacturing operations at its U.S. Castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and increased foreign competition and resulted in the termination of 80 employees. Exit costs associated with the plant closure are estimated to be $6.5 million and such costs will be incurred within twelve months. During the quarter ended June 30, 2003, U.S. Pipe recognized restructuring costs of approximately $5.9 million principally associated with termination benefits and write-down of impaired assets. At September 30, 2003, approximately $0.3 million of restructuring costs were recorded in accrued expenses primarily for one-time termination benefits and contract termination costs. During the second quarter, approximately $0.5 million was paid for involuntary termination benefits. Estimated costs associated with the restructuring are as follows (in thousands):

		Restructuring charges expensed
	Total Expected Costs	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
One-time termination benefits	$819	$—	$819
Contract termination costs	324	—	324
Other associated costs	657	—	44
Write-off of inventories and fixed assets	4,700	—	4,700

Total	$6,500	$—	$5,887

        Other associated costs principally include site clean-up costs that will be expensed as incurred.

        It is anticipated that cessation of the castings operations will result in improvements to operating income.

Natural Resources

        Net sales and revenues were $197.4 million for the nine months ended September 30, 2003, an increase of $8.3 million from the $189.1 million in the prior year period. The increase in net sales and revenues in the current period is attributable to an increase in coal tons sold and higher methane gas selling prices partially offset by lower coal prices and fewer cubic feet of natural gas sold.

        The increase in coal tons sold is primarily due to the temporary shutdown at Mine No. 5 in the first five months of the prior year, which was covered by business interruption insurance. The mine has subsequently returned to full operation.

	Nine months ended September 30,
	2003	2002
Average Natural Gas Selling Price (per MCF)	$4.69	$2.83
Billion Cubic Feet of Natural Gas Sold	6.6	7.2
Number of Natural Gas Wells	390	378
Average Coal Selling Price (per Ton)	$35.23	$36.05
Tons of Coal Sold	4.7 million	4.6 million

        For the nine months ended September 30, 2003, Natural Resources' operating loss was $7.4 million, compared to operating income of $27.0 million for the nine months ended September 30, 2002. This decline was due to the impact of adverse geological conditions and unanticipated equipment repairs in Mine No. 7, which resulted in 31 days of lost longwall production. In addition, a scheduled longwall move in Mine No. 5 took longer than expected, resulting in 18 additional lost days of production in 2003 and a geologic fault has slowed the longwall advance rate by approximately two days. Additionally, the Mine Safety and Health Administration temporarily ordered the closure of Mine No. 5 for approximately two weeks in July 2003, resulting in $1.3 million of idle mine costs. The temporary closure resulted in no fines or penalties. Partially offsetting these negatives, the natural gas operation posted increased revenue and operating income, due to higher gas prices. Operating income for the nine months ended September 30, 2002 included approximately $37.3 million from business interruption insurance coverage.

Other

        Net sales and revenues were $81.1 million for the nine months ended September 30, 2003, an increase of $1.0 million from the $80.1 million in the prior period. Land sales were $7.9 million higher than the prior year period, which was partially offset by a $6.5 million decrease in Sloss revenues during the current period. Sloss revenues declined during the current period due to no sales of spot market coal, fewer foundry coke and fiber sales, partially offset by higher furnace coke volumes and favorable furnace coke pricing.

        Net general corporate expenses were $11.4 million during the nine months ended September 30, 2003 compared to $21.9 million for the nine months ended September 30, 2002. Of the $10.5 million decrease, $3.0 million was a reclassification of expenses offset in other business segments, primarily the Industrial Products segment. The remaining decrease was due to lower personnel costs, cost reduction efforts and lower professional fees, higher royalty income and higher income on sales of idle land of approximately $5.1 million.

FINANCIAL CONDITION

        Short-term investments, restricted, at September 30, 2003 of $107.2 million, increased $9.3 million compared to December 31, 2002 due to an increase in instalment note prepayment speeds, growth in the portfolio and decreased delinquency rates.

        Instalment note receivables, generated from the financing of homes constructed by the Homebuilding segment were $1,743.4 million at September 30, 2003, an increase of $25.7 million from December 31, 2002. The increase is due to new homes financed, higher average note balances financed and seasoned loan acquisitions.

        The allowance for losses on instalment notes receivable was $11.7 million at September 30, 2003 and $11.3 million at December 31, 2002. Delinquencies (the percentage of amounts outstanding over 30 days past due) declined from 7.6% at December 31, 2002 to 6.3% at September 30, 2003. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the nine months ended September 30,
	2003	2002
Balance at beginning of period	$11,274	$11,000
Provisions charged to income	11,243	9,074
Charge-offs, net of recoveries	(10,770)	(9,006)

Balance at end of period	$11,747	$11,068

        Receivables, net, consisting principally of trade receivables, were $207.7 million at September 30, 2003, an increase of $15.3 million from December 31, 2002. Net receivables increased $25.6 million at U.S. Pipe principally due to seasonality as summer construction projects have increased sales. This increase was partially offset by collections of $4.7 million for Mine No. 5 insurance receivables in the Natural Resources segment.

        Inventories increased $10.6 million to $218.8 million at September 30, 2003 compared to $208.2 million at December 31, 2002, primarily at U.S. Pipe due to the cyclical buildup from increased summer activity and higher raw material costs.

        Assets held for sale decreased $1.7 million at September 30, 2003 compared to December 31, 2002 due to the impairment charge on the Company's former headquarters building.

        Assets of discontinued AIMCOR operations held for sale of $263.9 million at September 30, 2003 decreased by $48.1 million from December 31, 2002 due to the write-off of goodwill and other assets of $61.0 million, net of tax, related to the planned disposal of the business, offset by an increase in cash.

        Income taxes payable of $30.6 million at September 30, 2003 decreased $20.7 million compared to December 31, 2002 as a result of the favorable tax settlement with the Internal Revenue Service resulting in a reduction of tax accruals of $18.9 million.

        Other senior debt increased $12.9 million, primarily reflecting the repurchase of treasury stock, compared to December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2003, total debt has increased by $86.3 million compared to December 31, 2002 comprised of an increase in mortgage debt of $73.5 million and an increase in other senior debt of $12.9 million. During this period, net borrowings increased due to the completion of its Mid-State Trust XI offering of $314 million in asset-backed notes, as discussed below, offset by paydowns of the Trust IX Variable Funding Facility. Principal payments on the mortgage-backed/asset-backed notes from instalment notes receivable amounted to $240.9 million.

        On June 26, 2003, Mid-State Homes, Inc., a wholly owned subsidiary of the Company, completed its Mid-State Trust XI offering of $314 million in asset-backed notes. The Trust XI notes are secured by sales contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies. The notes were issued in four separate classes with a single maturity date of

July 2038 and with a weighted average, fixed interest coupon of 5.44%. The net proceeds from the transaction were used to repay borrowings under the Company's Mid-State Trust IX variable funding facility, and provided approximately $46 million of additional liquidity.

        On April 17, 2003, the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior Revolving Credit Facility and Term Loan which was scheduled to mature on October 15, 2003. The 2003 Credit Facility consists of a $245 million senior secured revolving credit facility that matures on April 17, 2008 and a $255 million senior secured term loan that matures on April 17, 2010. The Term loan has required quarterly principal payments totaling $19.1 million in 2003. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, was used to retire the prior Revolving Credit Facility and Term Loan, and pay fees and expenses related to the refinancing, and the remainder was used for working capital and general corporate purposes. The cost of funds under this new facility has increased the Company's borrowing cost. The interest rate on the new revolving credit facility is a floating rate of 350 basis points over LIBOR and on the term loan, is a floating rate of 425 basis points over LIBOR. LIBOR was 1.2% at September 30, 2003.

        At September 30, 2003 borrowings under the $245 million Revolving Credit Facility totaled $82.4 million. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $75.0 million at any time outstanding. At September 30, 2003 letters of credit with a face amount of $64.4 million were outstanding. At September 30, 2003 approximately $98.2 million was available under the revolving credit facility.

        The 2003 Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends and repurchase stock, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the 2003 Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the 2003 Credit Facilities) are required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to cash senior debt interest expense (excluding interest on mortgage-backed securities) for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of at least 3.50-to-1 (b) a maximum leverage ratio (the ratio of senior debt to EBITDA for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of not more than 2.75-to-1 and (c) a minimum fixed charge coverage ratio (the ratio of EBITDA minus capital expenditures minus cash taxes to senior debt cash interest expense plus dividends and share repurchases plus senior debt principal payments) of at least 1.25-to-1. EBITDA, as defined in the 2003 Credit Facilities Agreement, excludes the EBITDA generated by its Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the Financing Trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facilities Agreement could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior debt becoming immediately due and payable. At September 30, 2003, the Company was in compliance with these covenants.

        As of September 30, 2003, the Company's $500 million bank Credit Facilities were rated BB by Standard Poors and Ba2 by Moody's Investor Services, both with a stable outlook.

        The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Agreement include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 3.5% and 6.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Agreement could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Agreement that remains unsecured might result in the curtailment of the Company's loan production activities and negatively effect its ability to securitize loan production which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at September 30, 2003. Trust IX matured on February 3, 2003 and was subsequently renewed to February 2, 2004.

        The Company believes that, based on current forecasts and anticipated market conditions, the combination of existing availability under the Credit Facility, Trust IX Variable Funding facility and operating cash flow that will be generated will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness. Based on the anticipated sale of the Company's AIMCOR and JW Aluminum subsidiaries, the Company anticipates receiving approximately $240 million of net cash proceeds. In connection with the sale of AIMCOR and JW Aluminum, the Company will be required to use half of the proceeds to pay down the Term Loan.

Statement of Cash Flows

        Cash and cash equivalents were approximately $19.2 million at September 30, 2003. Operating cash flows for the nine months ended September 30, 2003 together with net borrowings were primarily used for capital expenditures, dividends and to purchase 2.53 million shares of common stock under the stock repurchase program.

        Cash flow provided by operating activities for the nine months ended September 30, 2003, was $16.5 million compared with $60.0 million of cash flows provided for the nine months ended September 30, 2002. The reduction in cash flow was principally due to a decrease in income from continuing operations, an increase in inventories and a decrease in accounts payable.

        Capital expenditures totaled $59.5 in the nine months ended September 30, 2003. Commitments for capital expenditures at September 30, 2003 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2003 will approximate $75-$80 million. Actual expenditures in 2003 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        In the nine months ended September 30, 2003, the Company spent $27.6 million to repurchase 2.53 million shares of its Common Stock including $17.5 million spent to repurchase 1.53 million shares on July 28, 2003. On July 21, 2003, the Board of Directors increased the Company's stock buyback authorization to $25.0 million. As of September 30, 2003, approximately $7.5 million remains available under the stock buyback plan.

        On April 24, 2003, the Board of Directors declared a $0.03 per share dividend paid on June 12, 2003 to shareholders of record on May 15, 2003. On July 24, 2003, the Board of Directors declared a $0.03 per share dividend, payable on September 11, 2003, to shareholders of record on August 14, 2003. On October 29, 2003, the Board of Directors declared a $0.03 per share dividend, payable on December 11, 2003, to shareholders of record on November 13, 2003.

MARKET RISK

        The following information should be read in conjunction with the description of the Company's market risks in "Item 7a. Qualitative and Quantitative Disclosures About Market Risk" and Note 17 to

the Financial Statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Interest rate risk

        The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) restricted short-term investments, (ii) interest rate risk on the instalment notes receivable portfolio, (iii) interest rate risk on short and long-term borrowings and (iv) interest rate risk on pension and other post employment benefit obligations. The Company has periodically used derivative financial instruments to manage interest rate risk. At September 30, 2003, there were no such instruments outstanding.

        Restricted short-term investments of $107.2 million at September 30, 2003 are invested primarily in commercial paper maintaining a weighted average interest rate of 1.0% as of September 30, 2003. A one pre-tax hundred basis point decrease in the interest rate on commercial paper would result in a reduction of annual pre-tax interest income of approximately $1.1 million.

        The Company's fixed-rate instalment notes receivables and fixed-rate mortgage-backed/asset-backed notes were $1.7 billion and $1.8 billion, respectively, as of September 30, 2003.

        The Company has other senior debt that is used to finance working capital, capital expenditures and for general corporate purposes. As of September 30, 2003, the Credit Facilities outstandings approximated $321.8 million. The Company is exposed to interest rate risk on its Credit Facilities as a result of the variable rate feature of the outstanding debt. At September 30, 2003, the Credit Facilities maintained a weighted average interest rate of approximately 5.3%. A one hundred basis point increase in the interest rate would result in a pre-tax increase in annual interest expense of approximately $3.2 million. Based on the anticipated sale of the Company's AIMCOR and JW Aluminum subsidiaries, the Company anticipates receiving approximately $240 million of net cash proceeds. In connection with the sale of AIMCOR and JW Aluminum, the Company will be required to use half of the proceeds to pay down the Term Loan. The Company is subject to a prepayment penalty equal to one percent of the amount of prepayment for any prepayment that is not required as a result of the sale of a subsidiary. The Company does not intend to initially paydown the Term Loan in excess of the amount required upon receipt of the sales proceeds. The Company expects to use the remaining proceeds in excess of the amount required to pay down the Term Loan to initially reduce its borrowings under the Revolving Credit Facility and increase availability under the Facility.

        The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. In addition, the Company has significant liabilities for workers compensation and black lung. Estimated liabilities for such benefits are actuarially determined utilizing certain assumptions, including a discount rate. A decrease in discount rate could cause a significant increase in the present value of the actuarially determined liabilities.

Commodity risks

        In the ordinary course of business, the Company is also exposed to commodity price risks primarily related to the acquisition of raw materials. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for building materials, natural gas, scrap iron, scrap aluminum and petroleum coke. Changes in prices for petroleum coke (which generally fluctuate with solid fuel prices) and primary aluminum have a direct impact on the profitability of AIMCOR and JW Aluminum, respectively. However, AIMCOR's gross profit and operating margins are generally more impacted by volumes sold, supply and demand, competition, how quickly sales prices can be adjusted for commodity changes, and other factors, than by the actual changes in the underlying commodity prices themselves. JW Aluminum's gross profit is not typically affected by changes in the purchase price of primary aluminum, which are passed-through directly to customer, which negates the impact of aluminum price fluctuations.

        The Company is also exposed to commodity price risk on the sale and purchase of natural gas. Sales of natural gas typically exceed the purchase of natural gas by the Company. On an annual basis, sales of natural gas, net of purchases, approximates seven million mmbtu's. At September 30, 2003, the sales price of natural gas was approximately $4.75 per mmbtu. A 10% decrease in the price per MCF could result in an estimated reduction in gross margins of approximately $3.3 million on an annual basis.

        The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. Such derivative instruments are held for other than trading. During 2003, the Company hedged approximately 48% of its planned natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices during 2003, these swap contracts resulted in cash outflows of $4.9 million decreasing net sales and revenues.

        During 2003, the Company hedged approximately 73% of it natural gas purchases at JW Aluminum with swap contracts. These swap contracts effectively converted a portion of forecasted natural gas purchases at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices during 2003, these swap contracts resulted in cash inflows of $0.5 million decreasing cost of sales.

        As of September 30, 2003, open swap contracts to hedge anticipated sales through December 2003 of natural gas totaling 1.6 million mmbtu were outstanding at prices ranging from $3.93 to $4.44 per mmbtu. At September 30, 2003, the net loss from these hedging instruments, which was $1.0 million, was recorded in other liabilities and accumulated comprehensive income (loss). Also, at September 30, 2003, swap contracts to hedge anticipated purchases through December 2003 of natural gas totaling 0.5 million mmbtu were outstanding at a prices ranging from $5.10 to $5.72 per mmbtu. At September 30, 2003, the net loss from these hedging instruments, which was $0.3 million, was also recorded in other liabilities and accumulated comprehensive income (loss).

        The Company also annually purchases approximately 630,000 tons of scrap iron. A 10% increase in the price of scrap iron could cause an increase in cost of sales of approximately $8.3 million.

        The Company is also subject to a limited amount of foreign currency risk at AIMCOR, but does not currently utilize any significant derivative foreign currency instruments to manage exposures for transactions denominated in currencies other than the U.S. dollar.

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

CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the

Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

        There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

    None

Item 6.    Exhibits and Reports on Form 8-K

    (a)
    Exhibits

Exhibit Number
	3(iii)	Amended and Restated By-Laws
10.22
Amended and Restated Purchase Agreement and Plan of Merger dated as of November 13, 2003 by and between Walter Industries, Inc., Applied Industrial Materials Corporation, Gans Transport Agencies (USA), Inc., AIMCOR (Far East), Inc. and Oxbow Carbon & Minerals, LLC
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer
(b)	Current Reports on Form 8-K
The Company filed a current Report on Form 8-K on July 31, 2003 with respect to the press release setting forth the Company's second quarter 2003 earnings.
The Company filed a Current Report on Form 8-K on September 3, 2003 with respect to the press release setting forth revised earnings per share guidance for the year ended December 31, 2003.
The Company filed a Current Report on Form 8-K on September 25, 2003 announcing a definitive agreement to sell its Applied Industrial Materials Corporation subsidiary.
The Company filed a Current Report on Form 8-K on October 31, 2003 announcing a definitive agreement to sell its JW Aluminum Company subsidiary.
The Company filed a Current Report on Form 8-K on November 5, 2003 with respect to the press release setting forth the Company's third quarter 2003 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ W.F. OHRT W. F. Ohrt Executive Vice President and Principal Financial Officer	/s/ C.E. CAUTHEN C.E. Cauthen Senior Vice President, Controller and Principal Accounting Officer

Date: November 14, 2003

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
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND LIQUIDTY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES