Form 10-K
period 2003-12-31
WALTER INDUSTRIES INC /NEW/
filed 2004-03-15
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

        The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2003, the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $205.7 million.

        Number of shares of common stock outstanding as of February 29, 2004: 41,936,104

Documents Incorporated by Reference

        Applicable portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of the Company to be held April 22, 2004 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Description of Business

  (a)
  Narrative Description of Business

        General

        Walter Industries, Inc. ("the Company"), organized in 1987, is a diversified company which operates in five reportable segments: Homebuilding, Financing, Industrial Products, Natural Resources, and Other. Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, coal, methane gas, furnace and foundry coke, chemicals and slag fiber.

        On December 3, 2003, the Company completed the sale of Applied Industrial Materials Corporation ("AIMCOR"), previously a wholly-owned subsidiary of the Company, to Oxbow Carbon and Minerals LLC. AIMCOR, based in Stamford, Connecticut, marketed and distributed petroleum coke and performed refinery outsourcing services and, through its Metals division, supplied ferroalloys and other steel and foundry products. The Company also completed the sale of JW Aluminum Company ("JW Aluminum"), previously a wholly-owned subsidiary of the Company, to Wellspring Capital Management LLC on December 5, 2003. JW Aluminum, based in Mount Holly, South Carolina, manufactured specialty flat-rolled aluminum foil and sheet products, including "fin stock," used by the heating and cooling industry.

        AIMCOR and JW Aluminum were each previously reported in the Carbon and Metals and the Industrial Products segments, respectively. As a result of the above sales, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of AIMCOR and JW Aluminum have been classified as discontinued operations in the statements of operations and their related assets and liabilities were considered "held for sale" in the balance sheet as of December 31, 2002.

        The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.walterind.com without charge as soon as reasonably practicable after filing or furnishing to the SEC. Additionally, the Company will also provide without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Walter Industries Inc., Attention: Shareholder Relations, 4211 W. Boy Scout Boulevard, Tampa, Florida 33607.

  (b)
  Industry Segments

        The Company's industry segment information is included in Note 19 of "Notes to Consolidated Financial Statements" included herein.

        AIMCOR and Sloss Industries were previously reported in the now discontinued Carbon and Metals segment. As a result of classifying AIMCOR as a discontinued operation, the Company has evaluated the criteria under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," and has concluded that Sloss Industries should be reported as a component of the Other segment. Consequently, Sloss' current and prior period results have been reclassified to the Other segment.

        All prior year information reflects these changes.

Homebuilding

Jim Walter Homes, Inc.

        Jim Walter Homes, Inc. and its subsidiaries ("JWH"), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States where the weather generally permits year-round construction. JWH also provides mortgage financing on such homes. JWH historically has concentrated on the low to moderately priced segment of the housing market. Approximately 351,000 homes have been completed by JWH since its inception in 1946.

        JWH's products consist of over 50 models of conventionally-built (stick-built) homes (ranging in size from approximately 800 to 2,500 square feet) and over 50 modular home models (ranging in size from 1,100 to 2,860 square feet).

        At December 31, 2003, JWH operated 111 branch offices located in 16 states and serving two additional adjoining states. During 2003, home sales in Texas represented 32% of JWH's net sales, North Carolina 14%, Mississippi 10%, Alabama and Florida 7% each. The remaining sales were spread throughout other southeastern states. Approximately 72% of the branch offices are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" that are designed to allow customers to view various actual models.

        Substantially all building and instalment sale contracts are subject to (i) executing a promissory note which is secured by a first lien on the land and the home to be built, except in the State of Texas, (ii) executing a mortgage, deed of trust, mechanic's lien contract or other security instrument, (iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgage, deed of trust and similar security instrument constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration, guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

        Historically, JWH has not owned or acquired land for home construction purposes and was not a land developer. The actual construction of conventionally-built homes sold by JWH is generally performed on customer-owned land by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home. During 2001, JWH began implementing a strategy to grow its business through the construction of speculatively-built homes and subdivisions on land already owned by or to be purchased by the Company, in addition to its historical method of selling homes. Additional growth is also planned through expansion into slightly higher-priced segments of the housing market, such as those represented by its Neatherlin Homes and Dream Homes subsidiaries.

        JWH builds its conventionally-built homes "on site" after the customer has entered into a building contract. Each conventionally-built home is built of wood on concrete foundations or wood pilings and is completely finished on the outside. Conventionally-built homes are constructed to varying degrees of interior completion, depending on the buyer's election to purchase optional interior components, including the installation thereof. Optional interior components include plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim, painting and floor finishing. JWH's product line includes "shell" homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH's customers select all interior options, thereby purchasing a home considered to be "90% complete," which generally excludes only landscaping and utility connections. Remaining units are sold at varying stages of interior finishing.

        JWH, through its wholly-owned subsidiary Crestline Homes, Inc. ("CHI"), also manufactures and distributes modular homes. CHI manufactures modular (factory-built) homes in its Laurinburg, North

Carolina facility, which are sold by a network of independent dealers, primarily in the southern United States.

        The following chart shows the unit sales volume of JWH and the percent of homes sold by category (shell, various stages, 90% complete and modular) for the years ended December 31, 2003, 2002 and 2001.

		Percent of Unit Sales
Year Ending December 31,	Units Built	Shell	Various Stages	90% Complete	Modular
2003	4,164	6%	7%	72%	15%
2002	4,267	6%	11%	67%	16%
2001	4,021	6%	11%	65%	18%

        The following chart shows the inventory positions for both speculatively-built ("spec") homes and subdivisions, as well as the units sold during the year:

	Spec Homes		Subdivisions
	2003	2002	2003	2002
Lots owned as of December 31	110	56	41	18
Homes under construction as of December 31	10	33	21	1
Finished homes, not sold as of December 31	46	14	4	2
Finished homes sold during the year ended December 31	31	7	5	1

        During the years ended December 31, 2003, 2002 and 2001, the average net sales price of a home was $66,200, $63,000, and $59,100, respectively.

        The estimated backlog of homes to be constructed by JWH as of December 31, 2003 was $136.4 million, as compared to $126.3 million at December 31, 2002. The time to construct a home averages between eleven and thirteen weeks.

        Most homes sold by JWH are purchased with financing provided by JWH. Qualified customers are offered fixed rate mortgages generally requiring no down payment and are secured by the home and the land on which it is situated. JWH does not charge closing costs, points, credit service fees or similar add-on charges and does not require private mortgage insurance. JWH offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. As of December 31, 2003, stated annual percentage rates offered for new mortgage instalment notes ranged between 6.75% and 11.2%.

        Some customers who purchase and finance homes through JWH may not qualify for traditional mortgage financing. To qualify for financing, a potential customer generally must provide information concerning personal income and employment history. If the customer owns the land on which the home is to be built, a legal description of the land and evidence of ownership is required. If the land is not owned outright, the purchase of the land and home can be financed through Walter Mortgage Company ("WMC") (see Financing, below). A customer's income and employment are usually verified by examining pay stubs, W-2 forms and occasionally through telephone conversations with the customer's employer or, if the customer is self-employed, income tax returns. An applicant generally must have a minimum of one year's continuous employment. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of land is verified by examining the title record. In addition, JWH's credit underwriting department obtains a tri-bureau credit report that includes, among other information, a credit score. Particular attention is paid to the credit information for the most recent two to three years. Attention is also given to the customer's total indebtedness and other monthly debt payments. If a favorable credit report is obtained, the required monthly payment does not exceed 25% of the customer's monthly gross income, and the customers total debt payments don't exceed 50% of monthly gross income, the application is usually approved. A title report is ordered and, frequently, a survey of the property is made. Independent registered surveyors perform surveys when, in the opinion of JWH, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land, necessary right-of-way easements and existence of any encroachments.

        JWH does not obtain appraisals or title insurance. Although consideration is given to the ratio of the amount financed to the estimated value of the home and land securing such amount, there is no explicit appraisal-based loan-to-value test. However, there is a requirement that a lot evaluation be performed to determine the value of the lot on which the home is to be built, as estimated primarily on the basis of the Company's servicing employees' experience and knowledge. The lot must be at least equal to 5 to 10% of the cash selling price of the home, resulting in an initial loan-to-value ratio of approximately 90%. Under certain conditions, the loan-to-value ratio may be 95%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from JWH, arrange for the final building inspection and, in most circumstances, obtain a certificate of occupancy. The cost incurred by customers to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could range from 5 to 20% of the sales price (based upon a 90% complete home), thereby further reducing the initial loan-to-value ratio.

        Upon completion of construction of a new home to the agreed-upon percentage of completion, in the ordinary course of business, JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc. ("MSH") pursuant to an agreement between JWH and MSH.

        The single-family residential housing industry is highly competitive. JWH competes in each of its market areas with numerous homebuilders, ranging from regional and national firms to small local companies, on the basis of price, quality, design, finishing options and accessibility to financing. JWH also competes with manufactured and modular housing builders. JWH's strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices, with favorable financing and no closing costs. Based on the most recent data available from Builder Magazine (May 2003), JWH was the eighteenth largest builder of detached single-family homes in the United States.

Financing

        Within the Financing Segment, MSH purchases and services instalment notes originated by JWH and WMC offers financing to homebuyers that is secured by first mortgages and liens. The interest income generated by both MSH and WMC is recognized using the interest method, however, the legal instruments used by each company allow for different amounts to be charged to the customer for late fees and ultimately recognized as revenue. Both the MSH instalment notes and the WMC mortgage loans have fixed monthly payments, similar repayment terms and the ability to levy costs to protect WMC's collateral position upon default, such as attorney fees and late charges as allowed by state law. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC. Mortgage loans in the WMC portfolio, before allowances, were approximately $75.5 million and $14.9 million at December 31, 2003 and 2002, respectively.

Mid-State Homes, Inc.

        MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes originated by JWH. Currently, MSH funds its purchase of these mortgage instalment notes using various business trusts organized by it for that purpose. These business trusts acquire the mortgage instalment notes using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes and MSH's beneficial interests in the trusts secure the borrowings of these trusts. These borrowings are non-recourse to the Company. (For additional information on the notes, the trusts and their related borrowings, see Notes 6 and 12 of "Notes to Consolidated Financial Statements.")

        At December 31, 2003, MSH's portfolio was geographically distributed as follows: Texas (29%), Mississippi (14%), Alabama (9%) and Florida (8%). The remaining portfolio was spread primarily in other southeastern states.

Walter Mortgage Company

        WMC was established in 2001 to provide home financing to customers of JWH. Through WMC, homebuyers have the option of financing land along with their home purchase, including a traditional cash down payment in lieu of land equity. Existing MSH customers also have the option of refinancing their mortgage with WMC. The Company believes WMC will be a key component in achieving the growth plans of the Homebuilding and Financing Segments. Since inception through December 31, 2003, 1,152 mortgages totaling approximately $79.6 million have been originated, purchased, or funded through WMC. WMC initiated a program to buy seasoned mortgage loans in 2003 that meet the Company's strict underwriting criteria. During 2003, approximately $49 million of seasoned mortgages were purchased.

Other

        Best Insurors, Inc. ("Best"), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage for homeowners who finance through JWH or WMC. Cardem Insurance Company Ltd. ("Cardem"), located in Bermuda, primarily provides reinsurance of such insurance placed through Best and provides captive coverage for various other company insurances, including workers' compensation for all significant subsidiaries except U.S. Pipe and Jim Walter Resources.

Industrial Products

United States Pipe and Foundry Company, Inc.

        United States Pipe and Foundry Company, Inc. ("U.S. Pipe") manufactures and sells a broad line of ductile iron pressure pipe, fittings, valves, hydrants and other cast iron products. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation's largest producers of ductile iron pressure pipe based on industry shipping information provided by the Ductile Iron Pipe Research Association. In the years ended December 31, 2003, 2002 and 2001, net sales and revenues amounted to $452.9 million, $479.2 million and $513.3 million, respectively.

        U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4" to 64" in diameter as well as various metric sizes, in lengths up to 20 feet. In addition, U.S. Pipe produces and sells a full line of fittings, valves and hydrants of various configurations to meet municipal specifications.

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

        U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales is made through independent water works distributors. U.S. Pipe maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects, to support ongoing projects and to aid in completing projects.

        The estimated order backlog consists of pressure pipe, valves and hydrants, fittings and castings and at December 31, 2003 was $86 million, compared to $66 million at December 31, 2002. The ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity and state, municipal and federal tax revenues to fund water projects. However, certain aspects of U.S. Pipe's operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe's products have experienced a strong level of demand in the replacement market, in part driven by mandates from the Safe Drinking Water Act. U.S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe's Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and its operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas that will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe's products more competitive. During 2003, approximately 21% of U.S. Pipe's sales were to one customer. The Company believes the loss of this single customer would not have a material adverse effect on the results of operations of the Company on a consolidated basis as a result of its size, impact on operating income, and because the Company believes that, based on an overall balance of supply and demand within the pipe industry, the loss of this customer would be replaced with sales to other existing or new customers. Foreign sales accounted for approximately 4% of U.S. Pipe's sales during the year.

Natural Resources

Jim Walter Resources, Inc.

        The operations of Jim Walter Resources, Inc. ("JWR") are conducted through its Mining Division, which mines and sells coal from three underground mines in Alabama, and its De-Gas Division, which extracts and sells methane gas from the coal seams owned or leased by JWR. On December 1, 2003, the Company announced that it expects to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. The mine was originally scheduled to close in 2006. However, given its poor operating conditions, the Company determined it is no longer economically feasible to access Mine No. 5's remaining coal reserves beyond 2004. Approximately 1.4 million tons of coal were produced by Mine No. 5 during 2003.

Mining Division

        In the years ended December 31, 2003, 2002 and 2001 Mining Division's net sales and revenues totaled $218.4 million, $221.0 million and $197.8 million, respectively.

        The Mining Division, headquartered in Brookwood, Alabama, has approximately 7.0 million tons of rated annual coal production capacity from its three mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. The Mining Division extracts coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities because it meets current environmental compliance specifications.

        The majority of coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. The Mining Division currently operates one longwall mining system in each mine for primary production and seven continuous miner sections for the development of mains and longwall panel entries. The Mining Division's normal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. This ratio is expected to remain consistent after the closure of Mine No. 5.

        Environmental expenditures imposed by laws relating to mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface mining.

        The Mining Division's coal is sold to a diversified base of domestic and foreign customers. In the United States, Alabama Power Company ("Alabama Power") is one of the division's primary customers for low-sulfur steam coal. In January 1998, JWR entered into an agreement to supply coal to Alabama Power from January 1, 2000 to December 31, 2005. Under the agreement, Alabama Power agreed to purchase approximately 1.5 million tons of coal per year from JWR. In June 2001, the contract was amended to increase this tonnage to 1.8 million tons per year. The division's metallurgical coal is sold to customers in numerous markets throughout Europe, Latin America and the Middle East. Most metallurgical coal sales are made under supply contracts, usually negotiated in March through June of each year, for fixed prices that are typically one year in length. However, some sales, of both metallurgical and steam coal, are conducted in the spot market as dictated by available JWR supply and market demand.

De-Gas Division

        The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells methane gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal joint venture with El Paso Production Co., a subsidiary of El Paso Corp. ("El Paso").

        The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing methane gas concentrations with wells drilled in conjunction with the mining operations. There were 392 wells producing approximately 16.1 billion cubic feet of methane gas in 2003 (JWR's interest is 8.7 billion cubic feet in 2003). Approximately 32 additional wells are planned for development in 2004. The degasification operation, as originally expected, has improved mining operations and safety by reducing methane gas levels in the mines, and has developed into a profitable operation.

Other

        The Other segment includes Sloss Industries Corporation ("Sloss"), the Company's land groups and corporate expenses. Sloss manufactures and distributes furnace and foundry coke to the domestic steel industry as well as to the ductile iron foundries, and also manufactures specialty chemicals and slag fiber. The Company's land groups are actively engaged in maximizing the value of the Company's vacant land, primarily through outright property sales and realizing royalty income on timber, coal and other minerals. Corporate expenses consist primarily of salaries, overhead and other costs associated with executive management, finance, accounting, tax, treasury, legal, information technology, risk management, human resources, payroll, and other management services.

Sloss Industries

        Sloss is a manufacturing operation, founded in 1918 and headquartered in Birmingham, Alabama, which has four major product lines: foundry coke, furnace coke, slag fiber and specialty chemicals. Foundry coke is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. For the year ended December 31, 2003, approximately 63% of the foundry coke produced by Sloss was sold to U.S. Pipe. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers. Specialty chemical products are composed primarily of rubber additives, plastics additives, pharmaceutical raw materials, and nutraceutical components, as well as other custom manufactured products.

Seasonality

        Certain of the businesses of the Company are subject to seasonal fluctuations to varying degrees. Sales for U.S. Pipe and JWH are usually their lowest in the winter months due to weather and the level of construction activity. The businesses of the Company may also be significantly influenced by the general economy, interest rates, levels of construction activity and commodity prices.

Trade Names, Trademarks and Patents

        The names of each of the Company's subsidiaries are well established in the respective markets they serve. Management believes that customer recognition of such trade names is of significant importance. The Company's subsidiaries have numerous patents and trademarks. Management does not believe, however, that any one such patent or trademark is material to the Company's individual segments or to the business as a whole.

Research and Development

        Research activities conducted by each business are directed toward new products, improvement of existing products, development of new uses for existing products, process and systems development, and cost reduction efforts. Total research and development expenditures for all of the businesses in the years ended December 31, 2003, 2002 and 2001, were less than 1% of the Company's consolidated net sales and revenues.

Raw Materials

        Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either purchased from domestic sources or produced by the Company and its subsidiaries. All materials used by the various businesses of the Company are available in quantities required to support their respective operations. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for scrap iron and steel, as well as lumber and other building materials.

Environmental

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2003, 2002 and 2001, were approximately $10.8 million, $5.8 million and $7.8 million, respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $2.3 million per year in the next five years.

        U.S. Pipe has implemented an Administrative Consent Order ("ACO") for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval on the soil cleanup required by the ACO. U. S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

        The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the Environmental Protection Agency ("EPA"), the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRPs at such sites and a significant number of the PRP's are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been finalized respecting one of the sites. U.S. Pipe has satisfied its obligations under the Consent Order at a cost that was not material. Natural resource damage claims respecting that same site have now also been made by the State of California, but U.S. Pipe, as a member of the same group of PRPs, believes it has adequate first dollar insurance coverage covering the State's claims. With respect to the other site, the EPA is conducting an inquiry but has not made a settlement demand on the PRPs in respect of the site. Management does not believe that U.S. Pipe's share of any liability will have a material adverse effect on the financial condition of the Company and its subsidiaries, but could be material to results of operations in a reporting period.

        Sloss entered into a consent order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence/absence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. An Interim Remedial Measure ("IRM") Work Plan for the Chemical Plant groundwater, which was presented to the EPA, was implemented during 2003 with progress continuing in 2004. Monitoring requirements will continue on a long-term basis and contamination levels are expected to continue to decline.

        The United States Environmental Protection Agency, the Alabama Department of Environmental Management, and the Jefferson County Department of Health have alleged that Sloss has allowed discharges in excess of permitted limits and violated certain reporting requirements. In settlement of allegations of permit violations relating to wastewater discharges into an adjacent creek, Sloss paid a fine of approximately $0.7 million and donated approximately 300 acres of land for public use in 2003. Sloss is in negotiations with the Jefferson County Department of Health regarding alleged violations of the Clean Air Act. Sloss expects to be required to enter into a supplemental environmental project, and may also be required to pay a fine, in order to settle these allegations. Management does not expect the overall cost of the settlement to be material to the financial position or results of operations of the Company and its subsidiaries.

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

Employees

        As of December 31, 2003, the Company and its subsidiaries employed approximately 5,391 people, of whom 3,120 were hourly workers and 2,271 were salaried employees. Unions represented approximately 2,762 employees under collective bargaining agreements, of which approximately 986 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2006.

Item 2. Description of Property

        The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

			Square Footage
Facility/Location	Principal Products/Operations	Land Acreage
			Leased	Owned
Homebuilding
Tampa, FL	Administrative headquarters		24,400
Laurinburg, NC	Modular homes	26		245,000
Financing
Tampa, FL	Administrative headquarters		23,800
Richland Hills, TX	Administrative headquarters for Walter Mortgage Company		8,600
Industrial Products
U. S. Pipe
Birmingham, AL	Administrative headquarters	6		122,000
Bessemer, AL	Ductile iron pipe	169		648,000
N. Birmingham, AL	Ductile iron pipe	77		360,000
Union City, CA	Ductile iron pipe	70		122,000
Burlington, NJ	Ductile iron pipe	109		329,000
Chattanooga, TN	Fittings, valves & hydrants	91		659,000
Anniston, AL	Real estate	21
Vestal
Sweetwater, TN	Castings and fabricated steel	50		219,000
Natural Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center and training center			128,000
Brookwood, AL	Real estate	7,000
Brookwood, AL	Coal mines	38,000		548,000
Other
Sloss
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Slag fiber	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Chemical Pilot Plant	2		10,000
Alexandria, IN	Closed facility	33		112,000
Ariton, AL	Specialty chemicals	53		7,000
Corporate
Tampa, FL	Corporate headquarters		51,800

        Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 146 million tons as of December 31, 2003.

        A summary of mineral reserves, as calculated by Natural Resources' Mine Planning and Engineering department, is as follows:

ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF DECEMBER 31, 2003
(In Thousands of Tons)

	Reserves(2)			Classifications(3)		Type(4)	JWR's Interest		Quality(9)			Production
Mining Property	Total(9)	Assigned	Unassigned	Measured	Indicated	Steam(S) or Metallur- gical(M)	Owned	Leased(5)	Ash	Sulf.	BTU/lb	2003	2002	2001
No. 3 Mine(7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
No. 4 Mine	62,109	62,109	—	56,779	5,330	S/M	—	62,109	10.83		14,000	2,798	2,817	2,537
No. 5 Mine(6)	1,092	1,092	—	1,092	—	S/M	696	396	10.72		14,000	1,416	664	1,467
No. 7 Mine(7)	82,532	82,532	—	63,778	18,754	S/M	1,868	80,664	10.74		14,000	1,861	1,982	1,828

	145,733	145,733	—	121,649	24,084		2,564	143,169
Bessie(8)	658	—	658	658	—	S/M	658	—				—	—	—

TOTAL	146,391	145,733	658	122,307	24,084		3,222	143,169				6,075	5,463	5,832

(1)
"Recoverable" reserves are defined as tons of mineable coal in the Blue Creek and Mary Lee seams which can be extracted and marketed after a deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses. The Company's coal reserves have not been reviewed by an independent third party in the last three years.

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

(4)
All of the coal in the Blue Creek and Mary Lee seams is suitable for metallurgical purposes and as compliance steam coal.

(5)
Leases are renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.

(6)
During December 2003, an announcement was made to close Mine No. 5 during the fourth quarter of 2004.

(7)
In February 1999, a decision was made to close No. 3 Mine. The No. 3 Mine reserves accessible from No. 7 Mine were re-assigned to No. 7 Mine.

(8)
Bessie Mine suspended operations in August 1988.

(9)
Quality factors are on a "received basis", which includes an estimate for moisture, which averaged 1.4% to 1.8% during 2003.

Item 3. Legal Proceedings

        See the section entitled "Environmental" in Management's Discussion and Analysis and Notes 11 and 17 of "Notes to Consolidated Financial Statements" included herein.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

        Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Don DeFosset	55	Chairman, President, Chief Executive Officer
William F. Ohrt	55	Executive Vice President, Chief Financial Officer
Charles E. Cauthen	45	Senior Vice President, Controller
Victor P. Patrick	46	Senior Vice President, General Counsel and Secretary
Joseph J. Troy	40	Senior Vice President-Financial Services; President of Mid-State Homes
Larry E. Williams	56	Senior Vice President, Human Resources
Miles C. Dearden	44	Vice President, Treasurer
George R. Richmond	53	President and Chief Operating Officer of Jim Walter Resources
Lawrence S. Comegys	52	President of Jim Walter Homes
Brad Kitterman	44	President of U.S. Pipe

        Don DeFosset was appointed President and Chief Executive Officer on November 2, 2000 and elected a Director on November 6, 2000. He was appointed to the additional position of Chairman of the Board of Directors on March 1, 2002. He served as Executive Vice President and Chief Operating Officer of Dura Automotive Systems, Inc. from 1999 through October 2000. From 1996 to 1999, he was Executive Vice President and President—Truck Group of Navistar International Transportation Corporation. He is also a Director of Terex Corporation and Safelite Glass Corp.

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

        Victor P. Patrick was appointed Senior Vice President, General Counsel and Secretary of the Company in August 2002. Prior to joining the Company, he worked for Honeywell International from November 1994 to July 2002, most recently as Vice President, Secretary and Deputy General Counsel.

        Joseph J. Troy was appointed Senior Vice President—Financial Services in April 2002 and President of Mid-State Homes in August 2001. Prior thereto, he was Senior Vice President and Treasurer of the Company from November 2000. He was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000 to November 2000. From March 1998 through February 2000, he was Vice President and Treasurer of the Company.

        Larry E. Williams was appointed Senior Vice President, Human Resources in November 2001. Previously, he was Senior Vice President/Human Resources for CoBank from 1989 to 2001.

        Miles C. Dearden was appointed Vice President, Treasurer in April 2002. Previously, he was Assistant Treasurer in 2001. Prior to joining the Company, he worked for Bank of America from 1987 until 2001, most recently as a managing director for the bank's Global Corporate and Investment Bank.

        George R. Richmond was appointed President and Chief Operating Officer of Jim Walter Resources in June 1997.

        Lawrence S. Comegys was appointed President of Jim Walter Homes in January 2004. Prior to joining the Company, from January 2002 to January 2004 he was Vice President of the Wilherst Group, Inc., President of Gulf Urban Group and, from February 2002 to September 2002, Vice President of Landmar LLC., all companies involved in residential and commercial real estate development. Prior thereto, he was President of East Coast Homebuilding at WCI Communities from February 2001 to December 2001, and from June 1997 to January 2001 was Florida Region President with Pulte Home Corporation.

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

	Year ended December 31, 2003
	High	Low
1st Fiscal quarter	$10.95	$8.70
2nd Fiscal quarter	13.09	8.66
3rd Fiscal quarter	12.96	9.51
4th Fiscal quarter	13.38	10.95
	Year ended December 31, 2002
	High	Low
1st Fiscal quarter	$13.47	$8.80
2nd Fiscal quarter	14.68	12.19
3rd Fiscal quarter	13.36	10.31
4th Fiscal quarter	12.17	9.24

        During the year ended December 31, 2003, the Company declared and paid to shareholders of record on February 20, May 15, August 14, and November 13, 2003, a dividend of $.03 per share as of each of these dates. During the year ended December 31, 2002, the Company declared and paid to shareholders of record on February 20, May 15, August 15 and November 21 a dividend of $.03 per share as of each of these dates. Covenants contained in certain of the debt instruments referred to in Note 12 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends.

        As of March 1, 2004, there were 204 shareholders of record of the Common Stock.

        The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2003:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by Security holders:
2002 Long-term Incentive Award Plan	213,300	$10.18	2,783,700
1995 Long-term Incentive Stock Plan	4,844,480	$11.48	515,866
Equity compensation plans not approved by Security holders:
1996 Employee Stock Purchase Plan	—	—	289,074

Item 6. Selected Financial Data

        During 2000, the Company changed its year end to December 31, resulting in a seven-month transition period ended December 31, 2000 ("the transition period"). The transition period results are shown in addition to results for the years ended December 31, 2003, 2002 and 2001 and the fiscal years ended May 31, 2000 and 1999.

        The following data, insofar as it relates to each of the years ended December 31, 2003, 2002 and 2001, the transition period ended December 31, 2000 and the fiscal years ended May 31, 2000 and 1999, has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows and the notes thereto as they relate to the Company's continuing operations as of December 31, 2003. The information presented below is for continuing operations and should be read in conjunction with the Company's consolidated financial statements and the notes thereto including Note 2 related to discontinued operations, the portions of Note 3 related to changes in accounting principles, and the other information contained elsewhere in this report.

	Years ended December 31,			Transition period ended December 31, 2000	Years ended May 31,
	2003	2002	2001		2000	1999
	(in thousands, except per share data)
Net sales and revenues	$1,325,461	$1,339,124	$1,332,238	$838,842	$1,344,806	$1,359,119
Income (loss) from continuing operations	3,319	52,278	22,850	(14,150)	(139,959)	(2,949)
Basic income (loss) per share from continuing operations	.08	1.18	.51	(.31)	(2.87)	(.06)
Number of shares used in calculation of basic income (loss) per share from continuing operations	43,026	44,318	44,998	46,389	48,744	51,628
Diluted income (loss) per share from continuing operations	$.08	$1.17	$.50	$(.30)	$(2.87)	$(.06)
Number of shares used in calculation of diluted income (loss) per share from continuing operations	43,364	44,726	45,293	46,454	48,744	51,745
Gross capital expenditures	$56,268	$66,222	$70,232	$41,541	$66,632	$66,969
Net property, plant and equipment	352,529	360,428	352,280	347,293	331,662	496,631
Total assets(1)	2,941,529	2,802,202	2,787,868	2,764,032	2,833,989	3,119,884
Senior debt:
Mortgage-backed/asset-backed notes	1,829,898	1,776,020	1,833,442	1,769,833	1,783,712	1,758,151
Other senior debt	113,754	308,900	308,500	411,500	495,400	555,200
Quarterly cash dividend per common share	.03	.03	.03(2)	.03	.03	—

(1)
Excludes assets of discontinued operations held for sale

(2)
First quarter of 2001 was $0.04 per common share due to a four-month transition period associated with a change in the Company's fiscal year end.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and notes thereto, particularly Note 19 of "Notes to Consolidated Financial Statements" which presents net sales and revenues and operating income by operating segment. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements or disclosed in the related notes thereto. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management's estimates under different assumptions and conditions.

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

Revenue Recognition

        The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

        Homebuilding—The Company's homebuilding operations involve three principal types of homebuilding transactions:

  a.
  Selling a home constructed for consumers on real estate owned by the consumer ("On Your Lot Sales");

  b.
  Selling modular homes constructed in a factory principally to distributors for re-sale to consumers ("Modular Sales");

  c.
  Selling a home constructed for consumers on real estate owned by the consumer but encumbered by a previous borrowing ("Real Estate Sales");

        Sales for cash at closing do occasionally occur for each of the above categories. However, except for Modular Sales, most sales involve some form of seller financing.

        On Your Lot Sales constitute the majority of the sales in the homebuilding business (approximately 84% of new units sold in 2003). Since the real estate (land) is already owned by the customer and is not financed by the Company, these transactions represent sales of personal property financed by instalment sales contracts ("Notes"). Revenue from the construction and sale of a home is recognized upon completion of construction and legal transfer of ownership to the customer.

        Modular Sales are the second largest component of homebuilding sales. These sales are made principally to distributors for resale to consumers and do not involve sales of real estate. Sales are made under various customary industrial credit terms, with receivables due within 10 to 90 days following delivery. Revenue is recognized when legal ownership has transferred and upon delivery to the distributor or to a customer site.

        For Real Estate Sales, the Company finances both a home and the related real estate. Revenues on Real Estate Sales are recognized by the full accrual method in accordance with SFAS 66, "Accounting for Sales of Real Estate," when:

  a.
  The sale is consummated at closing with the customer after construction is completed and legal transfer of ownership has occurred.

  b.
  The buyer's initial cash investment is no less than 5% of the sales value. The buyer's continuing investment is required to be a level monthly payment sufficient to amortize the borrowing over a term not to exceed 30 years.

  c.
  The Company's receivable is secured by a first mortgage and is not subject to future subordination.

  d.
  The Company transfers to the buyer the risks and rewards of ownership and does not have any continuing involvement with the property.

        Financing—Within the Financing Segment, MSH purchases and services mortgage instalment notes originated by JWH and WMC offers financing to homebuyers that is secured by mortgages and liens. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC.

        Instalment notes receivable from the sale of JWH's homes are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate in accordance with Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables," ("APB 21"). The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH's customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing Segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note payoffs received in advance of scheduled maturity (prepayments) cause interest income to increase due to the recognition of remaining unamortized discounts arising from the application of ABP 21 at the note's inception.

        The interest income on instalment notes generated by both MSH and WMC is recognized using the interest method. The legal instruments used in each company allow for different amounts to be charged to the customer for late fees and ultimately recognized as revenue. JWH offers instalment notes, which state the maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. WMC offers mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes. Both MSH and WMC have the ability to levy costs to protect their collateral position upon default, such as attorney fees and late charges as allowed by state law.

        Instalment notes and mortgage loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Instalment notes are removed from non-accrual status when the amount financed and the associated interest income become current. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected.

        The Financing segment sells homes and related real estate repossessed or foreclosed on by the Company from customers in default of their loans or notes to the Company ("Repo Sales"). Repo Sales involve the sale and financing of both a home and related real estate. Revenues from Repo Sales are recognized in accordance with SFAS 66 by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment per SFAS 66 frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the installment method until the buyer's investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

        Industrial Products—For shipments via rail or truck, revenue is recognized when title passes upon delivery to the customer. Revenue earned for shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer.

        Natural Resources—For coal shipments via rail, revenue is recognized when title and risk of loss transfer to the customer when the railcar is loaded. Revenue earned for coal shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. For the Company's methane gas operations, revenues are recognized when the gas has been transferred to the customers' pipeline, at which time transfer of title occurs.

        Other—For products shipped via rail or truck, revenue is recognized when the product is placed on the rail or in the truck, which is when risk of loss and title transfers to the customer. Land sales are recognized as revenue when legal transfer of ownership to the buyer occurs, which is at closing.

        Given the diversity of the Company's businesses, many transactions have unique characteristics, which have to be analyzed on a case-by-case basis. This diversity of products and contracts can lead to variations in the timing of income recognition. However, most transactions are not individually significant, nor could they materially impact earnings.

Allowances for Losses

        Allowances for losses on trade and other accounts receivables are based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts and other receivables. Significantly weaker than anticipated industry or economic conditions could impact customers' ability to pay such that actual losses are greater than the amounts provided for in these allowances.

        Management's periodic evaluation of the adequacy of the allowance for losses on instalment notes is based on the Company's past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on instalment notes and mortgage loans is increased by provisions for losses charged to income and is reduced by charge-offs net of recoveries.

Employee Benefits

        The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions including the following:

	Pension Benefits		Other Benefits
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.35%	7.25%	6.35%	7.25%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Weighted average assumptions used to determine net periodic cost:
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.25%	10.00%	—	—
Rate of compensation increase	3.50%	4.50%	—	—
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year			10.00%	11.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2008	2008

        The discount rate used to determine 2004 pension and other post-retirement expense was decreased to 6.35% from 7.25% used in 2003. In addition, the rate of return on plan assets used to determine the 2004 pension expense decreased to 8.9% from 9.25%. The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

        Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$1,836	$(1,653)
Effect on postretirement benefit obligation	24,361	(22,172)
Discount rate:
Effect on postretirement service and interest cost components	(32)	20
Effect on postretirement benefit obligation	(25,711)	28,703
Effect on current year postretirement expense	(348)	372
Effect on pension service and interest cost components	(833)	806
Effect on pension benefit obligation	(38,392)	43,539
Effect on current year pension expense	(3,519)	3,957
Expected return on plan assets:
Effect on current year pension expense	(2,161)	2,161
Rate of compensation increase:
Effect on pension service and interest cost components	1,317	(1,167)
Effect on pension benefit obligation	7,757	(6,910)
Effect on current year pension expense	2,282	(2,027)

        The Company also has significant liabilities for uninsured or partially insured employee-related liabilities, including workers' compensation liabilities, miners' Black Lung benefit liabilities and liabilities for various life and health benefits. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates determined on an actuarial basis from historical experience.

        Workers compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. A one-percentage-point increase in the discount rate on the discounted workers' compensation liability would decrease the liability by $1.5 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.6 million. A one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $0.8 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.9 million.

Litigation, Investigations and Claims

        The Company is involved in litigation, investigations, and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. The Company believes it has adequately accrued for these potential liabilities; however facts and circumstances may change that could cause the actual liability to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

        As discussed in Note 11 of "Notes to Consolidated Financial Statements," the Company is in dispute with the Internal Revenue Service (the "IRS") on a number of Federal income tax issues. The Company believes that its tax filing positions have substantial merit and it intends to vigorously defend these positions. The Company has established accruals that it feels are sufficient to address claims, including related interest and penalties, where its defense may be unsuccessful or where a settlement of issues may be warranted. The amount of the accrual is based on an assessment by management of both the probability and extent of loss for each of the disputed issues involved. Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management's estimate of this liability could change.

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

        Long-lived assets, including goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. Goodwill and other intangibles are also reviewed for possible impairment at least annually. The Company uses estimates of future cash flows of the related asset, asset grouping or reporting unit in measuring whether the assets are recoverable. Changes in actual or estimated future cash flows could have an impact on the recoverability of such assets, resulting in future impairment charges.

RESULTS OF OPERATIONS

2003 Summary Operating Results

	For the Year Ended December 31, 2003
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$275,679	$14,081	$459,775	$261,708	$88,296	$(15,113)	$1,084,426
Interest income on instalment notes	—	220,401	—	—	—	—	220,401
Miscellaneous income	1,176	5,272	2,075	(3,873)	18,699	(2,715)	20,634

Net sales and revenues	276,855	239,754	461,850	257,835	106,995	(17,828)	1,325,461
Cost of sales	207,371	8,178	394,789	238,673	86,631	(13,681)	921,961
Interest expense(1)	—	129,344	—	—	—	—	129,344

Gross profit/net interest income	69,484	102,232	67,061	19,162	20,364	(4,147)	274,156
Depreciation	4,755	860	26,119	16,312	5,330	—	53,376
Selling, general & administrative	63,946	27,826	39,870	10,175	31,509	(1,486)	171,840
Provision for possible losses on instalment notes	—	15,660	—	—	—	—	15,660
Postretirement benefits	(667)	(137)	(1,829)	11,541	(828)	—	8,080
Amortization of other intangibles	—	6,132	—	—	—	—	6,132
Litigation expense	—	—	6,500	—	—	—	6,500
Restructuring & impairment charges	—	—	8,347	6,698	1,747	—	16,792

Operating income (loss)	$1,450	$51,891	$(11,946)	$(25,564)	$(17,394)	$(2,661)	(4,224)

Senior debt interest expense							(22,572)

Loss from continuing operations before income taxes							$(26,796)

(1)
Excludes senior debt interest expense.

Year Ended December 31, 2003 and 2002

Overview

        In 2003, the Company made significant progress in one of its key strategic initiatives—reducing the complexity of the Company and increasing the focus on key core businesses—by completing divestitures of its AIMCOR and JW Aluminum businesses. The sale of these businesses in December 2003 generated net proceeds of approximately $242.3 million, which was principally used to reduce outstanding borrowings and to increase cash and cash equivalents. As a result of the sales, AIMCOR and JW Aluminum have been reclassified to discontinued operations in the Company's financial statements.

        Discontinued operations for the year ended December 31, 2003 produced a net loss of $32.7 million, or $0.75 per diluted share, including a net loss on the sale of AIMCOR and JW Aluminum of $51.4 million, or $1.18 per diluted share. Income from discontinued operations for 2003 was $18.7 million, or $0.43 per diluted share, as compared to $21.1 million, or $0.47 per diluted share, in 2002.

        The Company's remaining businesses experienced very difficult operating conditions in 2003. Income from continuing operations for the year ended December 31, 2003 was $3.3 million, or $0.08 per diluted share. This compares to income from continuing operations of $52.3 million, or $1.17 per diluted share in 2002. Principal factors impacting 2003 results as compared to 2002 included:

  •
  Fewer unit completions and higher costs in the Homebuilding segment.

  •
  Despite a slight increase in credit losses, continued stable operating results in the Financing segment.

  •
  Lower volumes and significant increases in scrap metal and other costs in the Industrial Products segment.

  •
  The end of a price war in the Industrial Products segment, reflected in the ability to implement several price increases in the second half of the year.

  •
  Difficult geological conditions in the Natural Resources segment.

  •
  The favorable resolution of a dispute with the IRS that resulted in a reduction of interest and income tax expenses totaling $21.4 million, or $0.49 per diluted share.

        The net loss for the year ended December 31, 2003 was $29.0 million, or $0.67 per diluted share. The net loss for the year ended December 31, 2002 was $52.5 million, or $1.17 per diluted share, which included an after-tax charge of $125.9 million, or $2.81 per diluted share, from the cumulative effect of a change in accounting principle related to the initial adoption of SFAS No. 142.

Continuing Operations

        Net sales and revenues for the year ended December 31, 2003 were $1.325 billion, substantially the same as in 2002. Revenue decreases within the Industrial Products and Other segments were offset by increases in the Homebuilding and Natural Resources segments. Industrial Products segment revenues decreased due to lower pipe, valve, hydrant and fittings volumes, partially offset by price increases. The volume decline, believed to be a temporary reduction in market share, occurred during the course of the year as U.S. Pipe instituted multiple price increases. These price increases were in response to rising scrap metal and other costs and an easing of the intense pricing competition within the industry that occurred in 2002. Revenues for the Other segment declined on lower sales volume for Sloss, partially offset by higher pricing for furnace coke and increased sales of land. Homebuilding revenues improved on higher average selling prices, partially offset by lower unit completions. Revenues were higher in Natural Resources due to an increase in coal tons sold and higher natural gas prices, partially offset by a decrease in natural gas volumes and slightly lower coal prices.

        Cost of sales, exclusive of depreciation, of $922.0 million was 85.0% of net sales in 2003 versus $862.4 million and 78.6% of net sales in 2002. The increase in cost of sales as a percentage of net sales is primarily due to increased costs of lumber and other building materials in the Homebuilding segment, higher scrap metal, alloy, natural gas and other costs in the Industrial Products segment and higher production costs in the Natural Resources segment.

        Depreciation for the year ended December 31, 2003 was $53.4 million, an increase of $2.0 million compared with 2002 primarily due to increases at Homebuilding and Financing related to implementations of new enterprise systems, and at Natural Resources due to capital expenditures for mining equipment.

        Selling, general and administrative expenses were $171.8 million in 2003, compared to $167.2 million in 2002. The increase in expenses occurred mostly in the Homebuilding segment as a result of higher costs related to a reorganization of the sales and construction organizations, as well as the implementation of a new enterprise system and new initiatives designed to drive future growth, such as New Home Gallery expansion and higher advertising expenses. In addition, there was an increase in environmental-related expenses at Sloss of approximately $2.3 million. The increased costs in the current period were partially offset by productivity and cost reduction programs in place throughout the Company. The prior period included a $2.6 million charge to bad debt expense related to a Sloss customer that filed for bankruptcy protection, as well as higher professional fees related to restating Mid-State Home's accounting for interest income on instalment notes to the interest method.

        Provision for losses on instalment notes increased to $15.7 million in 2003, compared to $12.4 million in 2002 due principally to anticipated increases in the estimated level of losses, as indicated by an increase in the number of repossessions and slightly higher losses on resales of repossessed homes.

        Postretirement benefits expense was $8.1 million, a reduction of $7.6 million from 2002 due to plan amendments effective January 1, 2003 which placed a monthly cap on Company contributions for salary post retirement healthcare coverage.

        Interest expense was $151.9 million in 2003, a decrease of $1.3 million compared with 2002. Interest expense on mortgage-backed/asset-backed notes was $129.3 million in 2003, compared to $135.1 million in 2002. This reflected lower interest rates, partially offset by higher borrowings. Corporate senior debt interest expense was $22.6 million in 2003 versus $18.1 million in 2002. This increase resulted from higher interest rates on the 2003 facility beginning in April 2003, as compared to the previous facility, as well as the accelerated recognition of $2.4 million of term loan debt issue costs and discount amortization as a result of mandatory debt repayments required by the sale of AIMCOR and JW Aluminum in December 2003.

        Litigation expense of $6.5 million in 2003 principally relates to the settlement of a class action employment matter at U.S. Pipe.

        The Company recorded approximately $16.8 million in restructuring and impairment charges during 2003 related to the cessation of various operations in the Industrial Products segment, the anticipated closure of Mine No. 5 in the Natural Resources segment, and a write-down of the Company's former headquarters building to its net realizable value prior to its sale.

        The Company's effective income tax rate for the year ended December 31, 2003 differed from the Federal statutory tax rate due to a reduction of income tax accruals as a result of the favorable settlement of a dispute with the IRS, a deduction for depletion related to the Company's mining operations, the effect of state and foreign income taxes and amortization of goodwill. In July 2003, the Company favorably resolved a longstanding dispute with the IRS concerning Federal income tax returns for fiscal years ended May 31, 1995 and 1996. The IRS had previously disallowed deductions of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Proceedings. The Company successfully defended its position through an IRS appeals process, and will not be required to pay income taxes related to this issue. The Company had previously established accruals for both Federal income taxes and interest associated with this issue that were no longer required. Accordingly, the Company recorded reductions of $2.5 million and $18.9 million to interest expense and income tax expense, respectively, in the statement of operations. The Company's effective tax rate for the year ended December 31, 2002 of 22.6% differed from the federal statutory tax rate due to a $2.8 million tax benefit related to the November 1998 sale of JW

Window Components, a deduction for depletion related to the Company's mining operations and the utilization of a nonconventional fuel credit. The $2.8 million tax benefit was from an increased capital loss carryforward due to a change in the consolidated return loss disallowance rules, which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components.

        The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Homebuilding

        Net sales and revenues were $276.9 million during 2003, an increase of $6.7 million, or 2.5%, from the prior period. As compared to the prior year, average net selling prices increased in 2003, but were partially offset by fewer home completions. Average net selling prices increased as a result of the Company's on-going strategy to market and sell new product options, amenity upgrades and larger, more upscale models. Excluding the modular business, 3,523 homes were completed in 2003, compared to 3,596 in 2002. This reduction principally reflects market conditions that were weaker in the Company's historical affordable-housing, credit-challenged customer base, as compared to the broader homebuilding industry. The Company's modular business completed 641 homes during 2003, 30 less than in 2002. This reduction reflects a weak economic environment in the Carolinas, the market area served by this business.

	For the year ended December 31,
	2003	2002
Homes Completed	4,164	4,267
Average Net Selling Price	$66,200	$63,000

        Operating income was $1.5 million for the year ended December 31, 2003 compared to $17.1 million in the prior year. The $15.6 million decrease was principally caused by fewer unit completions, higher lumber and other material costs, and expenses related to significant investments in a major advertising campaign, a reorganization of the sales and construction organizations, and installation of a new enterprise system during 2003, partially offset by increases in average selling prices.

        The Company anticipates lower year-over-year unit completions and operating income in the first half of 2004 as a result of weaker new sales contract activity in the fourth quarter of 2003. The Homebuilding segment has recently introduced new home models in higher price point ranges, new advertising and promotion programs and new incentive programs in an effort to increase new sales contract activity and, ultimately, to improve unit completions.

Financing

        Net sales and revenues were $239.8 million in 2003, a decrease of $1.2 million from the prior year. This decrease is attributable to lower interest income earned on restricted cash balances due to lower interest rates, partially offset by higher insurance revenues. Operating income was $51.9 million in 2003, compared to $55.0 million in the year-ago-period. The decrease was a result of an increase in the provision for losses on instalment notes receivables due to anticipated higher losses resulting from a record level of bankruptcies and related foreclosures that will continue to move through the repossession and resale process. Income was also impacted by increased expenses related to higher commissions paid for insurance placed on customer homes and costs related to the implementation of new financial systems. This increase was offset by a $5.6 million decrease in interest expense, principally as a result of a reduction in the interest rates on borrowings. In addition, there was an increase in interest income on instalment notes from higher prepayment speeds as a result of increased recognition of unamortized discount that occurs when payoffs are received in advance of maturity. Prepayment speeds were 8.88% in 2003 compared to 6.85% in the prior year. Delinquencies (the percentage of amounts outstanding over 30 days past due) at December 31, 2003 were 6.3% of net instalment balances outstanding. Delinquencies based on gross instalment balances was 7.0% at December 31, 2003, compared to 7.6% at December 31, 2002.

        Repossession inventory units at December 31, 2003 increased to 455 units ($18.9 million), compared to 255 units ($10.3 million) at December 31, 2002. This increase is attributable to higher levels of bankruptcies and the Company's efforts to accelerate foreclosure activity during 2002 and 2003.

Industrial Products

        Net sales and revenues were $461.9 million for the year ended December 31, 2003, a decrease of $27.4 million from $489.2 million for the year ended December 31, 2002. This decrease was due to lower pipe, valve, hydrant and fittings volumes, partially offset by price increases. Total U.S. Pipe tons shipped were down 5.6% in 2003 compared to the prior year. The volume decline, believed to be a temporary reduction in market share, occurred during the course of the year as U.S. Pipe instituted multiple price increases. These price increases were in response to rising scrap metal and other costs and an easing of the intense pricing competition within the industry that occurred in 2002. The first of the price increases took effect mid-June 2003, the second October 1, 2003 and a third took effect January 1, 2004. U.S. Pipe also recently announced a fourth price increase scheduled to take effect March 15, 2004. The average price per ton at U.S. Pipe was up 9.3% in the fourth quarter of 2003 as compared to the fourth quarter of 2002, reflecting the impact of the first two price increases.

        The operating loss of $11.9 million for 2003 was a $38.1 million deterioration from operating income of $26.2 million for 2002. Operating income decreased as a result of lower volumes, higher scrap metal costs ($15.6 million), increased litigation accruals principally related to an employment matter at U.S. Pipe ($6.5 million), increased workers compensation costs ($3.5 million) and increased natural gas costs ($3.7 million). Segment results also reflected $1.7 million to settle a commercial dispute during 2003 that had previously been accrued in the Other segment and, accordingly, there was no net impact on consolidated results of operations. In addition, U.S. Pipe recorded a restructuring charge related to ceasing production and manufacturing operations at the U.S. Pipe Anniston casting plant ($5.9 million), which is more fully described below.

        Major increases in the cost of scrap metal occurred at U.S. Pipe in 2003. Scrap metal is a primary raw material in the production of ductile iron pipe, accounting for up to 40% of the costs of producing pipe. Historically averaging $110 per net ton or less in cost, scrap metal cost averaged in excess of $145 per ton in 2003. Recent purchases, through early March 2004, have been for as high as $250 per net ton. Unparalleled scrap export volume, especially to China, has been the principal reason for the record high costs of scrap metal. The Company expects that the price increases it has already implemented or announced will largely offset the increases in cost that have occurred and will enable the Company, in the second half of 2004, to return to profitability levels that existed before 2002's price war and the recent increases in scrap costs. The Company's ability to achieve these results is dependent on its ability to pass along recent and future increases in scrap costs to customers in the form of price increases. This ability could be affected by the reactions of customers or competitors to these price increases.

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

	Total Expected Costs	Restructuring and impairment charges expensed for the year ended December 31, 2003
Termination benefits	$819	$726
Contract termination costs	324	285
Other associated costs	657	227

Restructuring charges	1,800	1,238
Impairment charge—write-off of fixed assets and related parts and materials	4,700	4,700

Total	$6,500	$5,938

        Other associated costs principally include site clean-up costs that will be expensed as incurred.

        It is anticipated that cessation of the castings operations will result in improvements to operating income.

Natural Resources

        Net sales and revenues were $257.8 million for the year ended December 31, 2003, an increase of $8.0 million from the $249.8 million in the prior year. The increase in net sales and revenues is attributable to an increase in coal tons sold and an increase in natural gas selling prices, partially offset by a decrease in natural gas volumes and slightly lower coal prices.

	For the year ended December 31,
	2003	2002
Average Natural Gas Selling Price (per MCF)	$4.58	$3.04
Billion Cubic Feet of Natural Gas Sold	8.7	9.5
Number of Natural Gas Wells	392	384
Average Coal Selling Price (per ton)	$35.22	$36.17
Tons of Coal Sold (in millions)	6.1	6.0

        The average natural gas selling prices shown for 2003 are net of approximately $5.6 million of losses on hedges of natural gas anticipated production and sales.

        For 2003, Natural Resources had an operating loss of $25.6 million, compared to income of $22.4 million for 2002. This decline was due to the effect of adverse geological conditions and unanticipated equipment repairs in Mine No. 7, which resulted in 31 days of lost longwall production. In Mine No. 5 a scheduled longwall move took longer than expected, resulting in 18 days of lost production, and a geologic fault slowed the longwall advance rate in the second half of the year. Additionally, the Mine Safety and Health Administration temporarily ordered the closure of Mine No. 5 for approximately two weeks in July 2003, resulting in $1.3 million of idle mine costs. The temporary closure resulted in no fines or penalties. Partially offsetting these negatives, the natural gas operation posted increased revenue and operating income, due to higher gas prices.

        In December 2003, the Company announced that JWR expects to close Mine No. 5 during the fourth quarter of 2004, approximately two years earlier than originally scheduled, due to continuing adverse geologic conditions. As a result, Natural Resources expects to incur restructuring charges and additional operating costs associated with the shutdown of approximately $17.8 million, of which approximately $12.7 million will qualify as restructuring charges. Costs associated with this closure recorded in 2003 included $6.7 million recorded as restructuring charges, which was primarily for an increase in benefits costs associated with a curtailment of the other postretirement benefits plan ($5.8 million) and severance costs ($0.8 million). Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Restructuring charges expensed for the year ended December 31, 2003
Termination benefits	$5,925	$841
Other employee related costs	9,218	5,790
Other costs	2,682	67

Total	$17,825	$6,698

        The Company's remaining two mines will benefit from the closure by redeploying highly skilled miners and equipment to increase productivity and reduce capital requirements.

        During the third quarter of 2002, Mine No. 5 returned to full production following a September 2001 accident. Business interruption and property insurance covered the impact on operating results of reduced production and shipments and higher costs during the recovery period. Natural Resources recognized $25.4 million of business interruption claims as reductions of cost of sales in 2002. In addition, cost of sales included $12.7 million for re-entry costs that were fully offset by property insurance and casualty claims reflected as reductions to cost of sales. The Company also recorded a $3.7 million reduction in the allowance for potential uncollectible insurance recoveries as a reduction of cost of sales in 2002. Additionally, approximately $2.2 million of expected insurance proceeds were recorded as miscellaneous income in 2002, representing the gain on a reimbursement of fully depreciated equipment, the replacement cost of which was capitalized during the year ended December 31, 2002. The only amounts reflected in 2003 was a further $1.9 million reduction in the allowance for potential uncollectible insurance recoveries recorded as a reduction of cost of sales, based on the final settlement of all insurance recoveries. As of the end of January 2004, approximately $54.7 million of insurance proceeds has been collected in full satisfaction of the Company's claims under its insurance policies.

        Performance at Natural Resources is expected to improve after the first quarter of 2004 when the existing panels in Mines No. 5 and 7 with difficult geologic conditions are completed and mining moves to more productive areas. In addition, as a result of increased demand, particularly from China, as well as reduced supplies, the world's metallurgical coal markets have seen significant increases in prices. In the first quarter of 2004, Jim Walter Resources completed negotiations for most of its annual metallurgical coal supply contracts, which generally cover the period from July 2004 through June 2005. These contracts were negotiated with price increases that averaged in excess of 50% from previous contracts. The combination of better geologic conditions, efficiencies related to the announced closure of Mine No. 5 and increases in metallurgical coal pricing in the second half of the year should have a significant positive impact on Natural Resources profitability in 2004.

Other

        Net sales and revenues were $107.0 million for 2003 compared to $109.8 million in the prior year. Sloss revenues were $9.1 million lower than the prior year, which were partially offset by higher revenues from land sales of $5.7 million compared to the prior year. Sloss revenues declined during the current period due to lower sales of foundry coke, fiber and specialty chemicals, partially offset by higher furnace coke volumes and favorable furnace coke pricing.

        The operating loss for the Other segment declined from $28.5 million in 2002, to $17.4 million in 2003. General corporate expenses included in this segment were approximately $21.3 million in 2003 compared to $26.7 million in 2002. Of the $5.4 million decrease, $2.2 million relates to credits to expenses of this segment in 2003 for charges made to other segments, primarily Industrial Products, in 2003. These expenses were included as costs of this segment in 2002. The remaining decrease was due to lower incentive compensation and other personnel-related costs ($4.1 million), lower depreciation expenses ($0.7 million) and higher life-insurance- related income ($0.9 million). Corporate expenses also reflected reduced income from land sales ($3.0 million) that was offset by increased gains of $6.4 million from sales of land in the Land Group. Sloss' operating loss increased by $0.7 million in 2003 on weaker slag and specialty chemical results, increases in environmental-related expenditures ($2.3 million), and other increased expenses, partially offset by income from asset sales ($1.1 million) and the effect of a $2.6 million bad debt expense in 2001.

Discontinued Operations

AIMCOR

        Net sales and revenues were $398.5 million for 2003, a decrease of $4.5 million from the prior year. The decrease reflects approximately one less month of operations, as the sale of AIMCOR was effective on December 3, 2003, partially offset by higher fuels grade petcoke volumes from the start-up of St. Croix operations, higher calcined volumes and an increase in Metals volumes and pricing.

        Income from discontinued operations for AIMCOR was $7.6 million in 2003 compared to $10.3 million in the prior year. This also reflected approximately one less month of operations, costs associated with repairing a furnace at the Bridgeport, Alabama ferrosilicon production facility, reduced petcoke margins and a decrease in terminal services activity.

        The loss in 2003 to dispose of AIMCOR's operations was $71.5 million, net of $27.6 million of income tax benefit.

JW Aluminum

        JW Aluminum's net sales and revenues were $209.9 million in 2003, compared to $202.1 million in the prior year. The increase reflected strong demand for JW Aluminum's foil and sheet products, partially offset by approximately one less month of operations, as the sale of JW Aluminum was effective on December 5, 2003.

        Income from discontinued operations for JW Aluminum was $11.1 million, $0.2 million above the prior year, even though 2003 results reflected only approximately 11 months of operations. These results also reflected increased shipments of aluminum foil and sheet products, as well as improved productivity.

        The gain resulting from the 2003 sale of JW Aluminum was $20.1 million, net of $15.5 million of income tax expense.

2002 Summary Operating Results

	For the Year Ended December 31, 2002
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$268,721	$11,102	$487,833	$246,551	$98,714	$(16,184)	$1,096,737
Interest income on instalment notes	—	220,499	—	—	—	—	220,499
Miscellaneous income	1,445	9,354	1,381	3,272	11,111	(4,675)	21,888

Net sales and revenues	270,166	240,955	489,214	249,823	109,825	(20,859)	1,339,124
Cost of sales	190,848	4,988	397,394	193,958	89,796	(14,567)	862,417
Interest expense(1)	—	135,073	—	—	—	—	135,073

Gross profit/net interest income	79,318	100,894	91,820	55,865	20,029	(6,292)	341,634
Depreciation	3,775	196	26,674	12,937	7,484	352	51,418
Selling, general & administrative	57,110	26,337	36,386	9,336	40,212	(2,208)	167,173
Provision for possible losses on instalment notes		12,400					12,400
Postretirement benefits	1,324	158	2,570	11,148	484	—	15,684
Amortization of other intangibles	—	6,846	—	—	379	—	7,225

Operating income (loss)	$17,109	$54,957	$26,190	$22,444	$(28,530)	$(4,436)	87,734

Senior debt interest expense							(18,126)

Income from continuing operations before income taxes							$69,608

(1)
Excludes senior debt interest expense

Year Ended December 31, 2002 and 2001

Continuing Operations

        Net sales and revenues for the year ended December 31, 2002 were $1.339 billion, substantially the same as in 2001. Revenue increases within the Homebuilding, Financing and Other segments were offset by decreases in the Industrial Products and Natural Resources segments. Homebuilding revenues improved on increased unit completions and higher average selling prices. Financing revenues increased primarily due to higher prepayment speeds. The Other segment increased on higher volumes and pricing for furnace coke at Sloss. Industrial Products revenue decreased due to a decrease in shipments of ductile iron pipe during 2002, reflecting the impact the national recession had on demand for these products, combined with lower pricing due to intense pricing competition within the industry. Revenues were lower in Natural Resources due to a decline in natural gas prices, a $12.2 million federal excise tax refund claim related to coal export sales recognized in the prior year, and the impact of the 2001 Mine No. 5 accident.

        Cost of sales, exclusive of depreciation, of $862.4 million was 78.6% of net sales in 2002 versus $827.1 billion and 76.7% of net sales in 2001. The increase of $35.3 million is primarily due to an increase in completed homes within the Homebuilding segment, higher production costs and higher scrap iron prices in Industrial Products, partially offset by reduced volumes in the Industrial Products segment and productivity improvements. Also, in 2001 cost of sales reflected a $5.1 million reduction in the liability for Black Lung benefits in the Natural Resources segment.

        Depreciation for the year ended December 31, 2002 was $51.4 million, an increase of $3.7 million from 2001 due primarily to increases at Industrial Products related to the implementation of new software ($1.1 million) and at Natural Resources for new equipment purchased following the accident at Mine No. 5.

        Selling, general and administrative expenses were $167.2 million in 2002, compared to $164.0 million in 2001. The increase in expenses for 2002 was primarily due to a $2.6 million charge to bad debt expense related to a Sloss customer that filed for bankruptcy protection, higher professional fees related to restating Mid-State Home's accounting for interest income on instalment notes to the interest method, continued expansion into new homebuilding markets and higher legal and other professional expenses in Industrial Products and in corporate expenses. These increases were substantially offset by decreases related to various productivity and cost reduction projects in place throughout the Company including a 27% reduction in corporate headquarters staff in 2001. The 2001 expense reflected a $1.7 million charge to provide a legal reserve for an adverse verdict against one of the Company's subsidiaries in a contract dispute, offset by a $3.0 million reduction in the allowance for losses on trade receivables for the Natural Resources segment.

        Provision for losses on instalment notes increased to $12.4 million in 2002, compared to $11.0 million in 2001 due to slightly higher levels of losses on resales of repossessed homes.

        Interest expense was $153.2 million in the 2002 period, a decrease of $17.5 million from 2001. Interest expense on mortgage-backed/asset-backed notes was $135.1 million in 2002, compared to $137.6 million in 2001. This reflected slightly lower interest rates and levels of borrowings. Corporate senior debt interest expense was $18.1 million in 2002 versus $33.1 million in 2001. This decrease resulted from both lower interest rates and reduced levels of borrowings of senior debt in 2002 as compared to 2001.

        Amortization expense for goodwill and other intangibles was $7.2 million in 2002, compared to $28.4 million in 2001. The decrease was due to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 which requires the discontinuance of amortization for all goodwill and indefinite-lived intangible assets.

        The Company's effective tax rate for the year ended December 31, 2002 of 22.6% differed from the Federal statutory tax rate primarily due to a $2.8 million tax benefit related to the November 1998 sale of JW Window Components, a deduction for depletion related to the Company's mining operations and the utilization of a nonconventional fuel credit. The $2.8 million tax benefit was from an increased capital loss carryforward due to a change in the consolidated return loss disallowance rules, which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components. The effective tax rate for the year ended December 31, 2001 of 47.4% differed from the Federal statutory tax rate primarily due to amortization of goodwill, a deduction for depletion related to the Company's mining operations, the utilization of a nonconventional fuel credit, and the effect of state and foreign income taxes.

        Restructuring and impairment charges totaling $6.3 million in 2001 include a $5.5 million charge associated with the planned shutdown of certain chemical operations at Sloss and a $0.8 million charge for severance related to headcount reductions from restructurings, principally at the corporate headquarters.

        The 2001 period included a $12.2 million federal excise tax refund credit and a $10.8 million pre-tax charge related to the coal mining accident at Natural Resources. This charge principally included costs and expenses associated with the accident and the idling of Mine No. 5 that were not covered by insurance.

        Discontinued operations, net of taxes, for the year ended December 31, 2002 totaled $21.1 million, or $0.47 per diluted share. This compares to $20.4 million, or $0.45 per diluted share, for 2001.

        The net loss for the year ended December 31, 2002 was $52.5 million, or $1.17 per diluted share, which included a charge of $125.9 million, net of tax, or $2.81 per diluted share, from the cumulative effect of a change in accounting principle associated with the initial adoption of SFAS No. 142. In 2001, net income was $43.3 million, or $0.95 per diluted share, which included approximately $20.1 million, or $0.44 per diluted share, of after-tax goodwill amortization, which is no longer being expensed under SFAS No. 142. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Homebuilding

        Net sales and revenues were $270.2 million during 2002, an increase of $32.6 million, or 13.7%, from the prior period. This increase reflects an increase of 246 completed homes and a $3,900 per home increase in average net selling prices. The Company's modular business completed 671 homes in 2002, compared to 736 in the prior year. Excluding the modular business, 3,596 homes were completed in 2002, compared to 3,285 in the prior year. Average net selling prices increased as a result of the Company's ongoing strategy to market and sell new product options, amenity upgrades and larger, more upscale models.

	For the year ended December 31,
	2002	2001
Homes Completed	4,267	4,021
Average Net Selling Price	$63,000	$59,100

        Operating income was $17.1 million for the year ended December 31, 2002 compared to $2.8 million in the prior year. The $14.3 million increase was principally caused by a $9.0 million decrease in goodwill amortization, higher average selling prices and increased unit completions. Margins increased principally from cost reductions and productivity improvements.

Financing

        Net sales and revenues were $241.0 million in 2002, an increase of $2.9 million from $238.0 million for the prior year. The increase reflects a $6.3 million increase in interest income on instalment notes principally resulting from increased recognition of unamortized discounts that occurs when payoffs are received in advance of maturity, offset by lower portfolio yields. Operating income was $55.0 million in 2002, up significantly from $48.2 million in the prior year, primarily as the result of faster prepayment speeds of 6.9% in the 2002 period compared to 6.1% in the prior year and $2.5 million of lower interest expense, offset by a $1.4 million increase in the provision for losses on instalment notes. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 7.6% of gross instalment balances at December 31, 2002, unchanged from December 31, 2001.

        Repossession inventory units at December 31, 2002 increased to 255 units ($10.3 million), compared to 195 units ($5.8 million) at December 31, 2001.

Industrial Products

        Net sales and revenues were $489.2 million for the year ended December 31, 2002, a decrease of $34.4 million from $523.6 million for the year ended December 31, 2001. The decrease is due to a decrease in average price per ton for pipe products attributable to pricing competition within the industry and to fewer ductile iron pipe shipments. The economic downturn at the beginning of the year negatively impacted sales in the first half of the year as U.S. Pipe customers deferred and delayed construction and water projects. Volumes increased during the second half of 2002 as previously delayed projects were re-started. Third and fourth quarter 2002 shipments were 7.2% and 13.0% higher than the comparable periods in 2001, which partially offset lower shipments during the first half of 2002. Compared to the year ended December 31, 2001, U.S. Pipe revenues were down 7.3%, average price per ton for pipe products decreased 8.3%, and pipe shipments decreased 1.5%. Overall, U.S. Pipe product price reductions reduced 2002 sales compared to 2001 by $33.5 million.

        Operating income of $26.2 million for 2002 was down $21.9 million from $48.1 million for 2001. Operating income decreased due to the lower volumes and decreases of $33.5 million in prices for U.S. Pipe products, $5.8 million of higher scrap iron costs, $1.5 million of increased legal expenses and $0.9 million of severance expenses related to a 19% workforce reduction at U.S. Pipe. This was partially offset by a $10.4 million reduction in goodwill amortization and improved productivity from implementation of productivity initiatives such as the Six Sigma program.

Natural Resources

        Net sales and revenues were $249.8 million for the year ended December 31, 2002, a decrease of $3.9 million from the $253.7 million in the prior year. The decrease in net sales and revenues is attributable to a $12.2 million excise tax refund in the prior year and a decrease in methane gas selling prices, which was partially offset by an increase in coal selling prices. Although Mine No. 5 was shutdown until June 2002, longwall efficiency in Mines No. 4 and 7 increased the tons available for sale.

	For the year ended December 31,
	2002	2001
Average Natural Gas Selling Price (per MCF)	$3.04	$4.90
Billion Cubic Feet of Natural Gas Sold	9.5	9.7
Number of Natural Gas Wells	384	369
Average Coal Selling Price (per ton)	$36.17	$31.26
Tons of Coal Sold (in millions)	6.0	5.9

        The average natural gas selling prices shown reflect the impact in 2001 of approximately $8.1 million of income recognized from gains on hedges of natural gas prices placed on anticipated production and sales in early 2001.

        For 2002, Natural Resources had operating income of $22.4 million, compared to $27.3 million for 2001. Prior year operating income included a $12.2 million excise tax refund claim, a $10.8 million pre-tax charge related to the accident at Mine No. 5, a $5.1 million reduction in the liability for Black Lung benefits, and a $3.0 million reduction in the allowance for losses on trade receivables. Operating income for 2001 also included $8.1 million paid to the Company by SONAT for a natural gas reservation fee. Under the terms of the agreement, this fee was no longer paid after December 31, 2001. Excluding these items, operating income for the segment increased by approximately $12.7 million. Operating income for 2002 improved due to a 16% increase in coal selling prices, partially offset by a 4% increase in average cost per ton of coal produced resulting from inefficiencies associated with the start-up of Mine No. 5. Results also reflect a decrease in the selling price of natural gas as compared to the prior year.

        During the third quarter of 2002, Mine No. 5 returned to full production following the September 2001 accident. Business interruption and property insurance covered the impact on operating results of reduced production and shipments and higher costs during the recovery period. Natural Resources recognized $25.4 million of business interruption claims as reductions of cost of sales in 2002 and $9.0 million in 2001. In addition, cost of sales included $12.7 million in 2002 and $7.7 million in 2001 for re-entry costs that were fully offset by property insurance and casualty claims reflected as reductions to cost of sales in those years. The Company also recorded an allowance for potential uncollectible insurance recoveries of $5.6 million in 2001, which was reduced by $3.8 million in 2002, to cost of sales. Additionally, approximately $2.2 million of expected insurance proceeds were recorded as miscellaneous income in 2002, representing a gain on the reimbursement of fully depreciated equipment, the replacement cost of which was capitalized during the year ended December 31, 2002.

Other

        Net sales and revenues were $109.8 million in 2002, compared to $105.1 million in 2001. Sloss revenues were $3.6 million higher than 2001 as a result of higher volumes and pricing in furnace coke, which was partially offset by the closure of the Birmingham Chemical Plant and lower fiber sales in 2002.

        The operating loss for the Other segment was $28.5 million in 2002, compared to $41.1 million in 2001. General corporate expenses included in this segment were approximately $26.7 million during 2002 compared to $34.9 million in 2001. This decrease reflected $3.0 million of gains related to land sales, as well as the impact of reduced headcount and workforce savings ($3.6 million) and other cost reduction efforts. Segment results also reflected reduced coal and timber royalties and gains from sales of land of $2.3 million in the Company's land groups. Sloss' operating loss reflected an improvement in the furnace coke market, as well as the effect of a $5.5 million charge associated with the shutdown of certain chemical operations in 2001, partially offset by a $2.6 million bad debt charge in 2002.

Discontinued Operations

AIMCOR

        Net sales and revenues were $403.1 million for the year ended December 31, 2002, an increase of $8.4 million from the prior year. AIMCOR Metals revenues increased $5.8 million due to higher volumes and a short-term market price spike in ferro molybdenum that increased revenues by $1.4 million. AIMCOR Carbon revenues were $2.5 million higher due to higher calcined coke pricing, which reflects a pass-through of higher product costs, and additional revenues from in-refinery services at Gulf Coast refineries, partially offset by lower volumes from renegotiated supplier contracts.

        Income from discontinued operations, net of income tax, was $10.3 million in 2002, compared to $15.7 million in 2001. These results reflected a pre-tax impairment charge of $1.7 million to write-off certain petroleum coke handling assets located in the Gulf Coast region. These were partially offset by an $8.6 million reduction in goodwill amortization and productivity improvements. Consolidation of major oil refiners and intense competition continued to put significant volume and margin pressures on the Carbon business, further reducing its operating income. A contract with a major domestic refinery expired in March 2002. Although a revised contract was negotiated, the negative impact on pre-tax margins in 2002 was approximately $12.0 million associated primarily with increased costs to purchase petcoke under this revised contract.

JW Aluminum

        Net sales and revenues were $202.1 million for the year ended December 31, 2002, an increase of $9.1 million over the prior year. Revenues increased primarily due to higher volume, as the amount of pounds shipped increased by 13%. Aluminum shipments increased due to an expansion of the building products customer base.

        Income from discontinued operations, net of income tax, improved to $10.9 million in 2002 compared to $4.7 million in 2001. The improvement resulted from higher volumes and improved productivity from the implementation of initiatives such as the Six Sigma program.

FINANCIAL CONDITION

        Cash and cash equivalents of $60.0 million at December 31, 2003 increased $51.7 million compared to December 31, 2002 principally due to proceeds from the sales of AIMCOR and JW Aluminum and the sale of the Company's former headquarters building in excess of amounts used to pay down Other Senior Debt. See additional discussion in the Liquidity and Capital Resources section.

        Net receivables, consisting principally of trade receivables, were $155.5 million at December 31, 2003, a decrease of $4.5 million from December 31, 2002. The decrease occurred primarily at Natural Resources which decreased $31.7 million principally due to the collection of approximately $16.6 million in insurance claim receivables during 2003 and lower trade receivables of $8.3 million principally due to decreased volume and pricing in the fourth quarter of 2003 compared to the prior year. This decrease was partially offset by the $16.2 million receivable for the estimated net cash and working capital adjustments related to the sales of businesses.

        Inventories were $215.9 million at December 31, 2003, an increase of $26.5 million from December 31, 2002 due to higher spec home and subdivision inventories in the Homebuilding segment ($12.9 million), along with higher repossession inventories in Financing ($7.7 million), and higher inventories at U.S. Pipe ($10.3 million), partially offset by lower coal inventories at Natural Resources ($4.8 million).

        Assets held for sale at December 31, 2002, was the Company's former headquarters building, which was sold in December 2003.

        Assets and liabilities of discontinued operations at December 31, 2002 were the assets and liabilities of AIMCOR and JW Aluminum which were sold in December 2003.

        Deferred tax assets were $47.5 million at December 31, 2003, compared to deferred tax liabilities of $5.1 million at December 31, 2002. This change in deferred taxes was primarily due to the recording of net operating loss carryforwards resulting from the loss on disposition of AIMCOR.

        Goodwill and other intangibles, net, were $150.0 million at December 31, 2003, a decrease of $8.6 million from December 31, 2002. This decrease was due to the normal amortization associated with the Trust II instalment notes receivable portfolio and the write-off of approximately $2.4 million of goodwill related to the shutdown of the Southern Precision operations.

        Accounts payable of $99.9 million at December 31, 2003 increased $5.2 million compared to December 31, 2002 primarily as a result of timing of vendor payments and increases in inventory.

        Accrued expenses of $109.1 million at December 31, 2003 increased $7.3 million compared to December 31, 2002 as a result of additional accruals for legal and workers compensation expenses, partially offset by a reduction of incentive compensation accruals.

        Other long-term liabilities of $202.8 million at December 31, 2003 increased $11.4 million compared to December 31, 2002 due to an increase in the pension plan liability and additional workers compensation accruals.

        Net instalment note receivables, generated principally from the financing of homes constructed by the Homebuilding segment, were $1.758 billion at December 31, 2003, an increase of $40.0 million from December 31, 2002. The increase is due to increased seasoned loan acquisitions at Walter Mortgage Company. The allowance for losses on instalment notes receivable was $12.7 million at December 31, 2003 compared to $11.3 million at December 31, 2002. See Note 6 of "Notes to the

Consolidated Financial Statements." The following table shows information about the balance of the allowance and losses charged to the allowance for the periods presented.

	Allowance for Losses		Net Losses and Charge Offs Deducted from the Allowance
($ in thousands)	Balance	As a % of Instalment Notes Receivable	Amount	As a % of Instalment Notes Receivable
December 31, 2001	$11,000	0.65%	$10,326	0.61%
December 31, 2002	11,274	0.65	12,126	0.70
December 31, 2003	12,675	0.72	14,259	0.81

        The following table presents information about delinquencies in the instalment notes receivable portfolio.

	December 31,
	2003	2002	2001
Total Number of Accounts Outstanding	51,086	53,879	56,880
Delinquencies as a Percent of Number of Accounts Outstanding
31-60 Days	1.53%	1.81%	2.06%
61-90 Days	0.75%	0.74%	0.83%
91-Days or more	3.25%	4.06%	3.99%

	5.53%	6.61%	6.88%
Instalment Notes Receivable
Outstanding(1) ($ in millions)	$1,771	$1,729	$1,701
Delinquencies as a Percent of
Amounts Outstanding(1)
31-60 Days	1.89%	2.01%	2.36%
61-90 Days	0.98%	0.93%	1.04%
91-Days or more	4.13%	4.70%	4.21%

	7.00%	7.64%	7.61%

(1)
Based on gross instalment balances outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of short-term funding are operating cash flows, borrowings under the Revolving Credit Facility and the Trust IX Variable Funding Loan Facility. The Company's principal sources of long-term funding are the Term Debt portion of its Credit Facilities and its financings under mortgage-backed/asset-backed notes.

        The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness. However, the Company's operating cash flows and liquidity are significantly influenced by the general economy and, in particular, levels of construction activity, levels of government spending on water projects, costs of raw materials, prices of gas and coal, and interest rates.

        At December 31, 2003, the mortgage-backed/asset-backed notes outstanding totaled $1.8 billion and primarily consisted of six issues of public debt, providing financing for instalment notes receivable purchased by Mid-State. The debt also includes outstanding borrowings under a $400 million warehouse facility (the "Trust IX Variable Funding Loan Facility"), providing temporary financing to Mid-State for its current purchases of instalment notes from JWH, and purchases of loans from Walter

Mortgage Company. At December 31, 2003, there was $129.8 million outstanding under this facility and $270.2 million available under the facility.

        In 2003, Other Senior Debt decreased by $195.1 million, reflecting the use of proceeds from sales of subsidiaries to pay down debt. Mortgage debt increased by $53.9 million in 2003 due to the completion of the Mid-State Trust XI offering of $314 million in asset-backed notes, as discussed below, offset by paydowns of the Trust IX Variable Funding Loan Facility. Principal payments on the mortgage-backed/asset-backed notes from instalment notes receivable amounted to $260.5 million.

        On June 26, 2003, Mid-State Homes, Inc., a wholly owned subsidiary of the Company, completed its Mid-State Trust XI offering of $314 million in asset-backed notes. The Trust XI notes are secured by sales contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies. The notes were issued in four separate classes with a single maturity date of July 2038 and with a weighted average, fixed interest coupon of 5.44%. The net proceeds from the transaction were used to repay borrowings under the Company's Trust IX Variable Funding Loan Facility, and provided approximately $63 million of additional liquidity.

        On April 17, 2003, the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior Revolving Credit Facility and Term Loan which was scheduled to mature on October 15, 2003. The 2003 Credit Facility consisted of a $245 million senior secured Revolving Credit Facility that matures on April 17, 2008 and a $255 million senior secured Term Loan that matures on April 15, 2010. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, was used to retire the prior Revolving Credit Facility and Term Loan, pay fees and expenses related to the refinancing, and the remainder was used for working capital and general corporate purposes. The Term Loan originally required quarterly principal payments in the amount of $6.4 million through March 2009, followed by three quarterly payments of $25.5 million until April 15, 2010, when all remaining principal outstanding is due. The cost of funds under this new facility increased as compared to the prior facility. The interest rate on the new Revolving Credit Facility is a floating rate of 350 basis points over LIBOR and on the Term Loan is a floating rate of 425 basis points over LIBOR. LIBOR was 1.2% at December 31, 2003. Under the terms of the 2003 Credit Facility, approximately half of the net proceeds from the sales of AIMCOR and JW Aluminum were used to paydown the Term Loan in December 2003. As a result of this early paydown, quarterly principal payments on the Term Loan have been reduced to $3.1 million through March 2009, followed by four quarterly payments of $12.5 million until April 15, 2010.

        At December 31, 2003, there were no borrowings under the $245 million Revolving Credit Facility. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At December 31, 2003 letters of credit with a face amount of $57.0 million were outstanding. At December 31, 2003 approximately $188 million was available under the Revolving Credit Facility.

        The 2003 Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends and repurchase stock, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the 2003 Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the 2003 Credit Facilities) are required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to cash senior debt interest expense (excluding interest on mortgage-backed securities) for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of at least 3.50-to-1 (b) a maximum leverage ratio (the ratio of senior debt to EBITDA for the Company and its Restricted Subsidiaries as defined in the 2003 Credit Facilities) of not more than 2.75-to-1 and (c) a minimum fixed charge coverage ratio (the ratio of EBITDA minus capital expenditures minus cash taxes to senior debt cash interest expense plus dividends plus senior debt principal payments) of at least 1.25-to-1. EBITDA, as defined in the 2003 Credit Facilities Agreement, excludes the EBITDA generated by its Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the Financing Trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facilities Agreement could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior debt becoming immediately due and payable. At December 31, 2003, the Company was in compliance with these covenants.

        As of December 31, 2003, the Company's bank Credit Facilities were rated BB by Standard Poors and Ba2 by Moody's Investor Services, both with a stable outlook.

        Trust IX is a Delaware Statutory Trust whose assets are limited to pledged instalment notes and mortgages purchased from Mid-State. The Trust IX Variable Funding Loan Facility's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Facility include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 3.5% and 6.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Variable Funding Loan Facility could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Facility that remains uncured might result in the curtailment of the Company's loan production activities and negatively affect its ability to securitize its loan production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at December 31, 2003. Mid-State Homes and Walter Mortgage Company are servicers under the Trust IX Variable Funding Loan Facility and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trust IX Variable Funding Loan Facility, which includes the maintenance of a minimum net worth at Mid-State, which if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition as they no longer would receive servicing fees. The Trust IX Variable Funding Loan Facility matured on February 2, 2004 and was subsequently renewed to January 31, 2005.

        The Company believes that the Mid-State Trust IX Variable Funding Loan Facility will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by JWH and WMC. It is anticipated that one or more financings similar to the Trust XI Asset Backed Notes and other previous Mid-State asset-backed financings will be completed in 2004 to repay current and future borrowings under the Trust IX Variable Funding Loan Facility.

        In December 2003, Mid-State Capital Corporation, a wholly-owned subsidiary of Mid-State Holdings Corporation, filed a shelf registration statement on Form S-3 totaling $1.27 billion for future permanent financings of notes and mortgages.

        For descriptions of, and additional information about, the Company's debt, see Note 12 of "Notes to Consolidated Financial Statements."

Statement of Cash Flows

        Cash and cash equivalents were approximately $60.0 million at December 31, 2003. Cash flow from operating activities and from the sales of AIMCOR and JW Aluminum for the year ended December 31, 2003, was primarily used for reductions of Other Senior Debt and borrowings under the mortgage-backed notes, capital expenditures and to purchase shares of treasury stock and pay dividends.

        Cash flows provided by continuing operations for the year ended December 31, 2003, were $92.6 million, principally representing income from continuing operations before non-cash charges for depreciation, amortization, provision for losses on instalment notes receivable and non-cash restructuring and impairment charges, partially offset by increases in working capital, principally related to inventories. Cash flows provided by continuing operations in 2003 decreased by $35.2 million as compared with 2002, primarily as a result of reduced earnings.

        Additions to property, plant and equipment, net of retirements, for continuing operations totaled $49.3 million in 2003. These capital expenditures reflect the Company's ongoing commitment to maintain safe, efficient plants and continually increase productivity. Commitments for capital expenditures at December 31, 2003 were not significant; however, it is estimated that capital expenditures for the year ending December 31, 2004 will approximate $50 million. Actual expenditures in 2004 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        Investing activities reflect a net increase in instalment notes receivable of $55.8 million in 2003, principally reflecting an increase in purchased loans.

        The Company spent $27.6 million during 2003 to repurchase shares of its common stock. At December 31, 2003, the Company had approximately $7.5 million remaining under its repurchase authorization.

        During 2003, the Board of Directors announced and paid to shareholders of record as of February 20, May 15, August 14, and November 13, 2003, a dividend of $.03 per share on each of these dates. Dividends for the year ended December 31, 2003 aggregated $5.1 million.

        During 2003, total debt decreased by $142.6 million. Net borrowings under the Mid-State Trust IX Variable Funding Loan Facility decreased by $47.2 million, while scheduled payments on the mortgage-backed/asset-backed notes amounted to $213.3 million. Other senior debt decreased by $195.1 million as a result of the pay down of debt from the proceeds of the sales of AIMCOR and JW Aluminum.

        Net proceeds from the sale of subsidiaries (AIMCOR and JW Aluminum) totaled $242.3 million in 2003. Discontinued operations provided cash flows of $13.7 million, and had additions to property, plant and equipment of $21.9 million.

        Cash flow of $10.4 million was provided in 2003 from disposal of the former headquarters building.

Contractual Obligations and Commercial Commitments

        The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a borrowing or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit or guarantees of debt. The following tables summarize the Company's contractual obligations and commercial commitments as of December 31, 2003. The unconditional purchase obligations primarily represent commitments to purchase raw materials as well as certain property, plant and equipment.

Contractual obligations:

		Payments Due by Period (in Thousands)
	Total	2004	2005	2006	2007	2008	Thereafter
Mortgage-backed/asset-backed debt(1)	$1,829,898	$367,868	$229,605	$221,101	$212,597	$204,093	$594,634
Other senior debt(2)	115,194	12,453	12,453	12,453	12,453	12,453	52,929
Operating leases	47,089	10,080	8,052	7,027	6,096	5,950	9,884
Unconditional purchase obligations	39,794	28,973	10,821	—	—	—	—

Total contractual cash obligations	$2,031,975	419,374	260,931	240,581	231,146	222,496	$657,447

Other long-term liabilities(3)		34,000	41,900	76,900	62,300	55,800

Total cash obligations		$453,374	$302,831	$317,481	$293,446	$278,296

(1)
The asset-backed notes are based on scheduled maturities, adjusted for estimated prepayments and delinquencies. Prepayments are estimated based on historical experience and expectations about future economic conditions, particularly interest rates.

(2)
Gross amount before unamortized discount of $1,440.

(3)
Other long-term liabilities include pension and other post-employment benefit liabilities. While the estimated total liability is actuarially determined, there are no definitive payments by period as pension contributions depend on government-mandated minimum funding requirements and other post-employment benefits are paid as incurred. Accordingly, amounts by period included in this schedule are estimates.

Other commercial commitments:

		Amounts of Commitment Expiration per Year (in thousands)
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Trust IX Variable Funding Loan Facility(1)	$270,241	$—	$270,241	$—	$—
Revolving Credit Facility(2)	245,000	—	—	245,000	—

Total commercial commitments	$515,241	$—	$270,241	$245,000	$—

(1)
Reflects renewal of facility subsequent to year end to January 31, 2005.

(2)
Includes a sub-facility for standby and commercial letters of credit in the amount of $100,000 of which $57,000 was utilized at December 31, 2003.

MARKET RISK

        The Company is exposed to certain market risks inherent in the Company's operations. These risks generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk and (ii) commodity risks.

Interest rate risk

        Company's primary interest rate risk exposures relate to (i) restricted short-term investments, (ii) interest rate risk on the instalment notes receivable portfolio, (iii) interest rate risk on short and long-term borrowings and (iv) interest rate risk on pension and other post employment benefit obligations. The Company has periodically used derivative financial instruments to manage interest rate risk. At December 31, 2003, there were no such instruments outstanding.

        Restricted short-term investments of $100.3 million at December 31, 2003 are invested primarily in commercial paper maintaining a weighted average interest rate of 1.05% as of December 31, 2003. A one hundred basis point decrease in the interest rate on these investments would result in a reduction of annual pre-tax interest income of approximately $1.0 million.

        The Company's fixed-rate gross instalment notes receivables were $1.771 billion and fixed-rate mortgage-backed/asset-backed notes were $1.700 billion as of December 31, 2003. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments.

        The Trust IX Variable Funding Loan Facility does have a variable rate of interest that makes it subject to interest rate risk. The outstanding balance of the Facility at December 31, 2003 was $129.8 million at an interest rate of 1.83%. A one hundred basis point increase in this rate would result in a $1.3 million increase in annual pre-tax interest expense.

        The Company has other senior debt that is used to finance working capital, capital expenditures and for general corporate purposes. As of December 31, 2003, the amount outstanding under the 2003 Credit Facility, net of unamortized discount of $1.4 million, was $113.8 million. The Company is exposed to interest rate risk on its Credit Facility as a result of the variable rate feature of the outstanding debt. At December 31, 2003, the Credit Facilities maintained a weighted average interest rate of approximately 5.3%. A one hundred basis point increase in the interest rate on the balance outstanding at December 31, 2003 would result in a pre-tax increase in annual interest expense of approximately $1.1 million. The Company is subject, until April 7, 2004, to a prepayment penalty, which expires on April 17, 2004 equal to one percent of the amount of prepayment on the Term Debt for any prepayment that is not required under the Credit Facility.

        The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. In addition, the Company has liabilities for workers compensation and Black Lung. Estimated liabilities for such benefits are actuarially determined utilizing certain assumptions, including a discount rate. The estimated impacts of changes in interest rates on these amounts is shown in the "Critical Accounting Policies" section.

Commodity risks

        In the ordinary course of business, the Company is also exposed to commodity price risks primarily related to the acquisition of raw materials. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for lumber and other building materials, natural gas and scrap iron and steel.

        The Company is exposed to commodity price risk on sales and purchases of natural gas. On an annual basis, the Company's sales of natural gas, net of purchases, approximates seven million mmbtu's. At December 31, 2003, the sales price of natural gas was approximately $4.85 per mmbtu. A 10% decrease in the price per MCF could result in an estimated reduction in pre-tax income of approximately $3.4 million on an annual basis.

        The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. Such derivative instruments are held for other than trading. During 2003, the Company hedged approximately 24% of its planned natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices after entering into these hedges, these swap contracts resulted in cash outflows of $5.6 million in 2003, reflected in decreased net sales and revenues.

        From October through December 2003, approximately 75% of natural gas purchases at U.S. Pipe were hedged with swap contracts. These swap contracts effectively converted a portion of forecasted natural gas purchases at floating-rate natural gas prices to a fixed-rate basis. As a result of decreases in natural gas prices, these swap contracts resulted in cash outflows of $0.2 million in 2003, reflected in increased cost of sales.

        As of December 31, 2003, there were no open swap contracts to hedge anticipated sales or purchases of natural gas. In January 2004, the Company entered into swap contracts to hedge natural gas sales for the months of February and March of 2004. These swap contracts were for approximately 800,000 mmbtu's at a price of $6.95 per MCF.

        The Company also annually purchases approximately 630,000 tons of scrap iron and steel used in the production of ductile iron pipe products. A 10% increase in the cost of this scrap iron and steel would cause an increase in cost of sales of approximately $10.7 million.

NEW ACCOUNTING PRONOUNCEMENTS

        In 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not engage in any material transactions affected by SFAS No. 149.

        In December 2003 the FASB released revised FASB Statement No. 132 ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. Required disclosures for the year ended December 31, 2003 have been incorporated in the notes to the consolidated financial statements.

        In January 2004 the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides a one-time election to defer the accounting for the effects of the Act until further guidance is provided by the FASB. The Company has elected to defer accounting for the effects of the Act until such time as the FASB issues its final guidance. Accordingly, measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in these financial statements or accompanying notes do not reflect the effects of the Act on the other postretirement plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

        In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 provides guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company does not have any variable interest entities and therefore FIN 46 and FIN 46R will not have a material effect on the Company's consolidated financial statements.

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

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2003
	March 31	June 30	September 30	December 31
Net sales and revenues	$307,175	$354,535	$343,995	$319,756
Gross profit	47,161	46,925	40,361	28,018
Income(loss) from continuing operations	5,687	16,956	(28)	(19,296)
Income from discontinued operations	5,597	3,632	4,034	5,454
Gain (loss) on sale of discontinued operations	—	(47,700)	(13,263)	9,546
Cumulative effect of change in accounting principle	376	—	—	—

Net income (loss)	$11,660	$(27,112)	$(9,257)	$(4,296)

Diluted income (loss) per share:(1)
Income(loss)from continuing operations	$.13	$.39	$—	$(.46)
Income from discontinued operations	.12	.08	.09	.13
Gain (loss) on sale of discontinued operations	—	(1.08)	(.31)	.23
Cumulative effect of change in accounting principle	.01	—	—	—

Net income (loss)	$.26	$(0.61)	$(.22)	$(.10)

	Quarter ended
Fiscal Year 2002
	March 31	June 30	September 30	December 31
Net sales and revenues	$304,762	$355,280	$355,554	$323,528
Gross profit	56,907	71,747	71,064	43,602
Income from continuing operations	7,397	19,689	18,137	7,055
Income from discontinued operations	6,087	4,525	2,990	7,545
Cumulative effect of change in accounting principle	(125,947)	—	—	—

Net income (loss)	$(112,463)	$24,214	$21,127	$14,600

Diluted income (loss) per share:(1)
Income from continuing operations	$.16	$.44	$40	$.16
Income from discontinued operations	.14	.10	.07	.17
Cumulative effect of change in accounting principle	(2.82)	—	—	—

Net income (loss)	$(2.52)	$0.54	$.47	$.33

(1)
The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to treasury stock repurchases and due to rounding differences.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a.    Controls and Procedures

        As of the end of the period covered by this report, the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 14.    Principle Accounting Fees and Services

        Incorporated by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) Financial Statements and Schedules—See Index to Financial Statements on page F-1.
(2) Schedule II—Valuation and Qualifying Accounts.
(b)	Reports on Form 8-K.
The Company filed a Current Report on Form 8-K on October 31, 2003 announcing a definitive agreement to sell its JW Aluminum Company subsidiary.
The Company filed a Current Report on Form 8-K on November 5, 2003 with respect to the press release setting forth the Company's third-quarter 2003 earnings.

The Company filed a Current Report on Form 8-K on December 4, 2003 with respect to the press release issued on December 1, 2003 setting forth revised earnings for 2003 and the two press releases released on December 3, 2003 announcing the finalization of the sale of AIMCOR and the completion of the sale of the Company's former headquarters building.
The Company filed a Current Report on Form 8-K on February 4, 2004 with respect to the press release setting forth the Company's fourth-quarter 2003 earnings.
(c)	Exhibits—See Index to Exhibits on page E-1 through E-3.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INDUSTRIES, INC.
March 15, 2004	/s/ WILLIAM F. OHRT
William F. Ohrt, Executive Vice President and Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	March 15, 2004	/s/ DON DEFOSSET
Don DeFosset, Chairman, President and Chief Executive Officer
	March 15, 2004	/s/ DONALD N. BOYCE
Donald N. Boyce, Director
	March 15, 2004	/s/ HOWARD L. CLARK
Howard L. Clark, Jr., Director
	March 15, 2004	/s/ PERRY GOLKIN
Perry Golkin, Director
	March 15, 2004	/s/ JERRY W. KOLB
Jerry W. Kolb, Director
	March 15, 2004	/s/ SCOTT C. NUTTALL
Scott C. Nuttall, Director
	March 15, 2004	/s/ BERNARD G. RETHORE
Bernard G. Rethore, Director
	March 15, 2004	/s/ NEIL A. SPRINGER
Neil A. Springer, Director
	March 15, 2004	/s/ MICHAEL T. TOKARZ
Michael T. Tokarz, Director
	March 15, 2004	/s/ WILLIAM F. OHRT
William F. Ohrt, Executive Vice President and Principal Financial Officer
	March 15, 2004	/s/ CHARLES E. CAUTHEN
Charles E. Cauthen, Senior Vice President, Controller and Principal Accounting Officer
* By:
/s/ CHARLES E. CAUTHEN Charles E. Cauthen Attorney-in-Fact

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Walter Industries, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3, the Company changed its method of accounting for obligations associated with the retirement of tangible long-lived assets in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

        As discussed in Note 10, the Company changed its method of accounting for amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 11, 2004

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$59,982	$8,234
Short-term investments, restricted	100,315	97,886
Marketable securities	652	1,610
Instalment notes receivable, net	1,757,832	1,717,723
Receivables, net	155,497	160,013
Income taxes receivable	17,271	9,776
Inventories	215,855	189,308
Prepaid expenses	6,528	7,645
Property, plant and equipment, net	352,529	360,428
Assets held for sale	—	12,171
Assets of discontinued operations held for sale	—	417,932
Investments	6,326	6,629
Deferred income taxes	47,498	—
Unamortized debt expense	35,810	35,253
Other long-term assets, net	35,472	36,975
Goodwill and other intangibles, net	149,962	158,551

	$2,941,529	$3,220,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$99,889	$94,730
Accrued expenses	109,136	101,817
Debt:
Mortgage-backed/asset-backed notes	1,829,898	1,776,020
Other senior debt	113,754	308,900
Accrued interest	17,119	18,652
Liabilities of discontinued operations held for sale	—	88,080
Deferred income taxes	—	5,134
Accumulated postretirement benefits obligation	292,300	296,402
Other long-term liabilities	202,823	191,405

Total liabilities	2,664,919	2,881,140

Commitments and Contingencies (Note 17)
Stockholders' equity:
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—55,692,942 and 55,596,665 shares	557	556
Capital in excess of par value	1,150,442	1,154,608
Accumulated deficit	(658,965)	(629,960)
Treasury stock—13,813,313 and 11,284,492 shares, at cost	(164,018)	(136,452)
Accumulated other comprehensive loss	(51,406)	(49,758)

Total stockholders' equity	276,610	338,994

	$2,941,529	$3,220,134

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2003	2002	2001
Net sales and revenues:
Net sales	$1,084,426	$1,096,737	$1,078,396
Interest income on instalment notes	220,401	220,499	214,152
Miscellaneous	20,634	21,888	27,493
Excise tax refund claim	—	—	12,197

	1,325,461	1,339,124	1,332,238

Cost and expenses:
Cost of sales (exclusive of depreciation)	921,961	862,417	827,050
Depreciation	53,376	51,418	47,685
Selling, general and administrative	171,840	167,173	164,034
Provision for losses on instalment notes	15,660	12,400	11,026
Postretirement benefits	8,080	15,684	19,117
Interest expense	151,916	153,199	170,656
Amortization of goodwill and other intangibles	6,132	7,225	28,356
Litigation expense	6,500	—	—
Restructuring and impairment charges	16,792	—	6,261
Loss due to mining accident	—	—	10,834

	1,352,257	1,269,516	1,285,019

Income (loss) from continuing operations before income tax expense	(26,796)	69,608	47,219
Income tax (expense) benefit	30,115	(17,330)	(24,369)

Income from continuing operations	3,319	52,278	22,850
Discontinued operations, net of income taxes (including a net loss from sales of discontinued operations of $51.4 million, net of income taxes, in 2003)	(32,700)	21,147	20,400
Cumulative effect of change in accounting principle (net of income tax expense (benefit) of $123 in 2003 and ($75,053) in 2002)	376	(125,947)	—

Net income (loss)	$(29,005)	$(52,522)	$43,250

Basic income (loss) per share:
Income from continuing operations	$.08	$1.18	$.51
Discontinued operations	(.75)	.48	.45
Cumulative effect of change in accounting principle	—	(2.85)	—

Net income (loss)	$(.67)	$(1.19)	$.96

Diluted income (loss) per share:
Income from continuing operations	$.08	$1.17	$.50
Discontinued operations	(.75)	.47	.45
Cumulative effect of change in accounting principle	—	(2.81)	—

Net income (loss)	$(.67)	$(1.17)	$.95

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2003
(in thousands)

	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital in Excess of Par Value	Treasury Stock
Balance at December 31, 2000	$425,451		$(620,688)	$(1,069)	$554	$1,162,767	$(116,113)
Comprehensive income:
Net income	43,250	$43,250	43,250
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(101)	(101)		(101)
Increase in additional pension liability	(3,845)	(3,845)		(3,845)
Net unrealized loss on hedge	(87)	(87)		(87)

Comprehensive income		$39,217

Stock issued upon exercise of stock options	289					289
Purchases of treasury stock	(18,452)						(18,452)
Dividends paid, $.13 per share	(5,854)					(5,854)

Balance at December 31, 2001	440,651		(577,438)	(5,102)	554	1,157,202	(134,565)
Comprehensive loss:
Net loss	(52,522)	$(52,522)	(52,522)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	20	20		20
Increase in additional pension liability	(43,718)	(43,718)		(43,718)
Net unrealized loss on hedge	(958)	(958)		(958)

Comprehensive loss		$(97,178)

Stock issued upon exercise of stock options	2,722				2	2,720
Purchases of treasury stock	(1,887)						(1,887)
Dividends paid, $.12 per share	(5,314)					(5,314)

Balance at December 31, 2002	338,994		(629,960)	(49,758)	556	1,154,608	(136,452)
Comprehensive loss:
Net loss	(29,005)	$(29,005)	(29,005)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,151	1,151		1,151
Increase in additional pension liability	(3,845)	(3,845)		(3,845)
Net unrealized gain on hedge	1,046	1,046		1,046

Comprehensive loss		$(30,653)

Stock issued upon exercise of stock options	975				1	974
Purchases of treasury stock	(27,566)						(27,566)
Dividends paid, $.12 per share	(5,140)					(5,140)

Balance at December 31, 2003	$276,610		$(658,965)	$(51,406)	$557	$1,150,442	$(164,018)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$3,319	$52,278	$22,850
Adjustments to reconcile income to net cash provided by continuing operations:
Provision for losses on instalment notes receivable	15,660	12,400	11,026
Depreciation	53,376	51,418	47,685
Provision for deferred income taxes	2,820	10,512	14,993
Accumulated postretirement benefits obligation	(9,892)	224	9,275
Provision for (benefit from) other long-term liabilities	1,827	7,066	(7,917)
Amortization of goodwill and other intangibles	6,132	7,225	28,356
Amortization of debt expense	8,553	4,758	5,328
Restructuring and impairment charges(a)	14,646	—	4,415
Decrease (increase) in assets:
Short-term investments, restricted	(2,429)	28,865	(26,850)
Marketable securities	958	(111)	481
Receivables, net	20,714	(18,102)	9,341
Income taxes receivable	(7,495)	(16,946)	14,331
Inventories	(26,547)	2,141	(13,705)
Prepaid expenses	1,117	(1,459)	2,773
Increase (decrease) in liabilities:
Accounts payable	5,159	17,146	(27,114)
Accrued expenses(a)	6,245	(25,764)	13,771
Accrued interest	(1,533)	(3,860)	2,472

Cash flows provided by continuing operations	92,630	127,791	111,511
Cash flows provided by discontinued operations	13,663	36,003	48,932

Cash flows provided by operating activities	106,293	163,794	160,443

INVESTING ACTIVITIES
Notes originated from sales and resales of homes and purchases of loans	(508,363)	(458,680)	(398,115)
Cash collections on accounts and payouts in advance of maturity	452,594	418,330	383,593
Additions to property, plant and equipment, net of retirements	(49,277)	(59,566)	(65,005)
Decrease (increase) in investments and other assets, net	1,806	6,171	(4,580)
Disposal of assets held for sale	10,425	162	—
Additions to property, plant and equipment of discontinued operations	(21,907)	(10,599)	(9,614)
Proceeds from sale of subsidiaries, net of cash disposed	242,286	—	—

Cash flows provided by (used in) investing activities	127,564	(104,182)	(93,721)

FINANCING ACTIVITIES
Issuance of debt	1,209,331	693,714	1,126,328
Retirement of debt	(1,351,887)	(750,736)	(1,164,869)
Additions to unamortized debt expense	(7,822)	(93)	(2,814)
Purchases of treasury stock	(27,566)	(1,887)	(18,452)
Dividends paid	(5,140)	(5,314)	(5,854)
Exercise of employee stock options	975	2,722	289

Cash flows used in financing activities	(182,109)	(61,594)	(65,372)

Net increase (decrease) in cash and cash equivalents	51,748	(1,982)	1,350
Cash and cash equivalents at beginning of period	8,234	10,216	8,866

Cash and cash equivalents at end of period	$59,982	$8,234	$10,216

SUPPLEMENTAL DISCLOSURES:
Interest paid	$144,110	$145,872	$163,239
Income taxes (refunded) paid, net	(19,422)	22,649	6,815

(a)
The Company recorded restructuring, and impairment charges of $16,792 and $6,261 for the years ended December 31, 2003 and 2001, respectively. A portion of these charges consisting of write offs of assets and the increase in postretirement benefits costs associated with the early shutdown of Mine No. 5, were non-cash and are reconciled below:

	December 31, 2003	December 31, 2002	December 31, 2001
Accrued expenses	$2,146	$—	$1,846
Non-cash	14,646	—	4,415

Total restructuring and impairment charges	$16,792	$—	$6,261

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        Walter Industries, Inc. ("the Company") is a diversified company which operates in five reportable segments: Homebuilding, Financing, Industrial Products, Natural Resources, and Other (See Note 19). Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe, coal, methane gas, furnace and foundry coke, chemicals and slag fiber.

        The Company was organized in 1987 for the purpose of acquiring Jim Walter Corporation ("Original Jim Walter"). The Company's financial statements reflect the allocation of the purchase price of Original Jim Walter based upon the fair value of the assets acquired and the liabilities assumed.

NOTE 2—DISCONTINUED OPERATIONS

        On December 3, 2003, the Company completed the sale of Applied Industrial Materials Corporation ("AIMCOR"), previously a wholly-owned subsidiary of the Company, to Oxbow Carbon and Minerals LLC ("Oxbow") for $127.7 million, subject to certain post-closing adjustments. This resulted in a loss on the sale of approximately $71.5 million, net of $27.6 million of income taxes. AIMCOR, based in Stamford, Connecticut, markets and distributes petroleum coke and performs related refinery outsourcing services and, through its Metals division, supplies ferroalloys and other steel and foundry products.

        The components of the loss on disposal of AIMCOR were recorded as follows (in thousands):

Impairment of goodwill	$56,944
Write-down of property, plant and equipment	36,197
Estimated selling expenses	5,962

Loss before income tax benefit	99,103
Income tax benefit	(27,586)

Loss on disposal	$71,517

        Based on the Company's history of taxable earnings and expectations for future earnings, it is more likely than not that the Company will achieve sufficient future taxable income to recognize all of the tax benefits associated with the anticipated tax loss from the disposition of AIMCOR.

        The Company also completed the sale of JW Aluminum Company ("JW Aluminum"), previously a wholly-owned subsidiary of the Company, to Wellspring Capital Management LLC for $125.0 million on December 5, 2003, resulting in a gain on the sale of approximately $20.1 million, net of $15.5 million of income taxes. JW Aluminum, based in Mount Holly, South Carolina, manufactures specialty flat-rolled aluminum products, including "fin stock," used by the heating and cooling industry.

        Per the various sale agreements for the divestitures of businesses in 2003, the final sales prices are subject to certain post-closing cash and net working capital adjustments. These cash and working capital adjustments are defined in the sales agreements and are subject to resolution and arbitration processes provided for in the agreements. Receivables at December 31, 2003 included $16.2 million for estimated net cash and working capital adjustments due to the Company. The ultimate recovery of those receivables is subject to the resolution and arbitration processes described above. Management believes it has a valid basis for its claims and intends, if necessary, to vigorously pursue recovery through these resolution and arbitration processes.

        Net sales and revenues and income (loss) from discontinued operations for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	AIMCOR			JW Aluminum			Total
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net sales and revenues	$398,522	$403,071	$394,698	$209,865	$202,079	$192,969	$608,387	$605,150	$587,668
Income from discontinued operations before tax	10,543	16,064	24,773	17,560	16,051	7,435	28,103	32,115	32,208
Income tax expense	(2,898)	(5,783)	(9,078)	(6,488)	(5,185)	(2,730)	(9,386)	(10,968)	(11,808)

Income from discontinued operations	7,645	10,281	15,695	11,072	10,866	4,705	18,717	21,147	20,400

Gain (loss) on disposal of discontinued operations before tax	(99,103)	—	—	35,627	—	—	(63,476)	—	—
Income tax (expense) benefit	27,586	—	—	(15,527)	—	—	12,059	—	—

Gain (loss) on disposal of discontinued operations	(71,517)	—	—	20,100	—	—	(51,417)	—	—

Discontinued operations	$(63,872)	$10,281	$15,695	$31,172	$10,866	$4,705	$(32,700)	$21,147	$20,400

        Major classes of assets and liabilities of discontinued operations held for sale as of December 31, 2002 were as follows (in thousands):

	AIMCOR	JW Aluminum	Total
ASSETS
Cash and cash equivalents	$5,127	$—	$5,127
Receivables, net	81,254	32,348	113,602
Inventory	42,321	18,878	61,199
Prepaid expenses	3,892	671	4,563
Property, plant and equipment, net	74,562	55,226	129,788
Investments	7,043	—	7,043
Deferred income tax asset (liability)	44,549	(6,510)	38,039
Goodwill	56,944	—	56,944
Other long-term assets	1,472	155	1,627

Total assets	$317,164	$100,768	$417,932

LIABILITIES
Accounts payable	$45,775	$18,377	$64,152
Accrued expenses	13,284	4,060	17,344
Long-term liabilities	5,897	687	6,584

Total liabilities	$64,956	$23,124	$88,080

        The Company retained and expects to realize the benefits associated with AIMCOR's deferred income tax assets.

        Related Party Transactions—AIMCOR had a 5% ownership interest in Rain Calcining Ltd ("Rain"), a petroleum coke calciner, based in India. AIMCOR also had a Supply and Marketing Agreement with Rain, that provided for (1) the sale by AIMCOR and the purchase by Rain of green petroleum coke to be used as a raw material in Rain's Indian calcining facility and (2) provided for the sale and marketing by AIMCOR of the calcined petroleum coke produced by Rain from this calcining facility. The Supply Agreement was a best-efforts supply agreement under which AIMCOR supplied all green coke needed by Rain for its Indian calcining facility. It was a standard, exclusive, single-source supply agreement. AIMCOR was the responsible obligor under the agreement to supply Rain with green petroleum coke. AIMCOR sold green petroleum coke to Rain at its cost plus a fixed dollar amount per ton. The Marketing Agreement provided for AIMCOR to purchase from Rain and to sell to end-user customers all of Rain's calcined petroleum coke outside of India. Rain did not have any relationship, contractual or otherwise, with those end-user customers. AIMCOR's compensation for each sale was a fixed percentage of the selling price. Revenues under both the Supply and Marketing Agreement were recorded on a gross basis, except for commissions received by AIMCOR for calcined petroleum coke sold by Rain inside of India, which were recorded on a net basis.

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Sales of green coke to Rain	$36,426	$34,900	$29,300
Purchases of calcined coke from Rain	$29,617	$36,600	$31,300
December 31, 2002
(in thousands)
Accounts receivable from Rain	$15,300
Accounts payable to Rain	$4,200

        AIMCOR and JW Aluminum were each previously reported in the Carbon and Metals and the Industrial Products segments, respectively. As a result of the above sales, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of AIMCOR and JW Aluminum have been classified as discontinued operations in the accompanying statements of operations and their related assets and liabilities were considered "held for sale" in the accompanying balance sheet as of December 31, 2002.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, investments, marketable securities, instalment notes receivable, and trade and other receivables.

        The Company maintains cash and cash equivalents and marketable securities in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade and other receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2003, 29%, 14%, 9%, and 8%, (December 31, 2002, 26%, 14%, 9%, and 8%) are secured by homes located in the states of Texas, Mississippi, Alabama and Florida, respectively. The Company believes the potential for incurring material losses related to the concentration of these credit risks is remote. Derivatives are entered into only with what management considers to be highly credit-worthy counterparties.

Revenue Recognition

        The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

        Homebuilding—The Company's homebuilding operations involve three principal types of homebuilding transactions:

  a.
  Selling a home constructed for consumers on real estate owned by the consumer ("On Your Lot Sales");

  b.
  Selling modular homes constructed in a factory principally to distributors for re-sale to consumers ("Modular Sales");

  c.
  Selling a home constructed for consumers on real estate owned by the consumer but encumbered by a previous borrowing ("Real Estate Sales");

        Sales for cash at closing do occasionally occur for each of the above categories. However, except for Modular Sales, most involve some form of seller financing.

        On Your Lot Sales constitute the majority of the sales in the homebuilding business (approximately 84% of new units sold in 2003). Since the real estate (land) is already owned by the customer and is not financed by the Company, these transactions represent sales of personal property financed by instalment sales contracts ("Notes"). Revenue from the construction and sale of a home is recognized upon completion of construction and legal transfer of ownership to the customer.

        Modular Sales are the second largest component of homebuilding sales (approximately 15% of new units sold in 2003). These sales are generally made principally to distributors for resale to consumers and do not involve sales of real estate. Sales are made under various customary industrial credit terms, with receivables due within 10 to 90 days following delivery. Revenue is recognized when legal ownership has transferred and upon delivery to the distributor or to a customer site.

        For Real Estate Sales, the Company finances both a home and the related real estate. Revenues on Real Estate Sales are recognized by the full accrual method in accordance with SFAS 66, "Accounting for Sales of Real Estate," when:

  a.
  The sale is consummated at a closing with the customer after construction is completed and legal transfer of ownership has occurred.

  b.
  The buyer's initial cash investment is no less than 5% of the sales value. The buyer's continuing investment is required to be a level monthly payment sufficient to amortize the borrowing over a term not to exceed 30 years.

  c.
  The Company's receivable is secured by a first mortgage and is not subject to future subordination.

  d.
  The Company transfers to the buyer the risks and rewards of ownership and does not have any continuing involvement with the property.

        Financing—Within the Financing Segment, Mid-State Homes, Inc. ("MSH") purchases and services mortgage instalment notes originated by JWH and Walter Mortgage Company ("WMC") offers financing to homebuyers that is secured by mortgages and liens. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC.

        Instalment notes receivable from the sale of JWH's homes are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate in accordance with Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables," ("APB 21"). The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH's customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing Segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note payoffs received in advance of scheduled maturity (prepayments) cause interest income to increase due to the recognition of remaining unamortized discounts arising from the application of ABP 21 at the note's inception.

        The interest income on instalment notes generated by both MSH and WMC is recognized using the interest method. The legal instruments used in each company allow for different amounts to be charged to the customer for late fees and ultimately recognized as revenue. JWH offers instalment notes, which state the maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. WMC offers mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes. Both MSH and WMC have the ability to levy costs to protect their collateral position upon default, such as attorney fees and late charges as allowed by state law.

        Instalment notes are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Instalment notes are removed from non-accrual status when the amount financed and the associated interest income become current. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected.

        The Financing segment sells homes and related real estate repossessed or foreclosed on by the Company from customers in default of their loans or notes to the Company ("Repo Sales"). Repo Sales involve the sale, and in most circumstances the financing, of both a home and related real estate. Revenues from Repo Sales are recognized in accordance with SFAS 66 by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment per SFAS 66 frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the instalment method until the buyer's investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

        Industrial Products—For shipments via rail or truck, revenue is recognized when title passes upon delivery to the customer. Revenue earned for shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer.

        Natural Resources—For coal shipments via rail, revenue is recognized when title and risk of loss transfer to the customer when the railcar is loaded. Revenue earned for coal shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. For the Company's methane gas operations, revenues are recognized when the gas has been transferred to the customers' pipeline, at which time transfer of title occurs.

        Other—For products shipped via rail or truck, revenue is recognized when the product is placed on the rail or in the truck, which is when risk of loss and title transfers to the customer. Land sales are recognized as revenue when legal transfer of ownership to the buyer occurs, which is at closing.

        Given the diversity of the Company's businesses, many transactions have unique characteristics, which have to be analyzed on a case-by-case basis. This diversity of products and contracts can lead to variations in the timing of income recognition. However, most transactions are not individually significant, nor could they materially impact earnings.

Allowances for Losses

        Allowances for losses on trade and other accounts receivables are based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts and other receivables. Significantly weaker than anticipated industry or economic conditions could impact customers' ability to pay such that actual losses are greater than the amounts provided for in these allowances.

        Management's periodic evaluation of the adequacy of the allowance for losses on instalment notes is based on the Company's past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on instalment notes is increased by provisions for losses charged to income and is reduced by charge-offs net of recoveries.

Repossessed Property

        Repossessed property is recorded at its estimated fair value less estimated costs to sell. Gains on sales of repossessed land and homes are recorded into income based on the buyer's equity in the property. On sales to buyers with at least a 5% equity in the property, gains are recorded into income at time of sale when title passes. For those sales to buyers with less than a 5% equity in the property, the gain on sale is deferred and recorded to income on a pro-rata basis in relation to payments received until buyer's equity equals 5%, at which time the remaining deferred gain is recorded into income.

Cash and Cash Equivalents

        Cash and cash equivalents include short-term deposits and highly liquid investments which have original maturities of three months or less and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are included in accounts payable.

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

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. See Note 4 "Restructuring, Impairment and Other Charges."

Investments

        The Company consolidates all majority owned and controlled subsidiaries, applies the equity method of accounting for investments of between 20% and 50%, and accounts for investments below the 20% level under the cost method.

Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective on January 1, 2002. Under SFAS 142, goodwill and intangible assets that have an indefinite useful life are no longer subject to amortization. Instead, SFAS 142 requires goodwill and intangible assets that have an indefinite life to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment. Intangible assets that have a definite life are amortized over their useful lives. Definitive lived intangible assets consist primarily of premiums on the Trust II instalment note receivable portfolio and certain mineral and timber rights. The premiums are amortized to expense over the life of the notes based on the collections on the outstanding balances. The mineral and timber rights are amortized to expense over the estimated lives of the mineral and timber production and related sales.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Assets (primarily mine development costs) for extending the full life of a coal mine are depreciated on the unit of production basis. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense are 3 to 20 years for machinery and equipment, 3 to 50 years for land improvements and buildings, and mine life for mine development costs. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition.

        Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are amortized over the estimated useful life of the system or software beginning when site installations or module development is complete and ready for its intended use which generally is 3 to 5 years.

        The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. Under SFAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. The adoption of SFAS 143 was recorded in the first quarter of 2003 and resulted in an increase to net property, plant and equipment of approximately $0.9 million, a net increase to the asset retirement obligation of approximately $0.4 million, and as a cumulative effect of a change in accounting principle, a pretax increase in income of approximately $0.5 million ($0.4 million, net of taxes).

Workers' Compensation and Pneumoconiosis ("Black Lung")

        The Company is self-insured for workers' compensation benefits for work related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the division or combined insurance industry data when historical data is limited. Workers' compensation liabilities were as follows (in thousands):

	December 31,
	2003	2002
Undiscounted claims	$58,957	$53,706
Discount rate	6.3%	7.25%
Discounted claims recorded	$46,052	$37,495

        A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $1.5 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.6 million.

        Jim Walter Resources is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. Based on the actuarially determined present value of the obligation using a discount factor of 6.35% and 7.25% for 2003 and 2002, respectively, the Company has recorded liabilities of $6.9 million and $7.2 million in other long-term liabilities as of December 31, 2003 and 2002, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.8 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.9 million.

Environmental Expenditures

        The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. For the years ended December 31, 2003, 2002 and 2001, environmental expenses were approximately $10.8 million, $5.8 million and $7.8 million, respectively.

Stock Options

        The Company uses the intrinsic value method prescribed in APB 25 and related interpretations in accounting for stock options. Accordingly, compensation costs are measured using the excess, if any, of the Company's stock price at the grant dates in excess of the option price. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation,"

the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(29,005)	$(52,522)	$43,250
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,125	4,485	5,326

Pro forma net income (loss)	$(32,130)	$(57,007)	$37,924

Net income (loss) per share:
Basic—as reported	$(.67)	$(1.19)	$.96
Basic—pro forma	(.75)	(1.29)	.84
Diluted—as reported	(.67)	(1.17)	.95
Diluted—pro forma	(.74)	(1.27)	.84

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Assumptions used for the following periods were:

	For the years ended December 31,
	2003	2002	2001
Risk free interest rate	3.90%	4.70%	4.67%
Dividend yield	1.00%	1.00%	1.00%
Expected life (years)	8.0	7.5	5.0
Volatility	40.17%	40.55%	55.22%

Income (Loss) per Share

        The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average and dilutive common equivalent shares outstanding during each period.

Reclassifications

        Certain reclassifications have been made to prior years' amounts to conform with the current period presentation.

NOTE 4—RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

        A summary of impairment and restructuring charges included the following (in thousands):

	For the years ended December 31,
	2003	2002	2001
Restructuring charges:
Severance and payroll in Other segment	$—	$—	$1,846
Mine #5 shutdown	6,698	—	—
Shutdown of castings plant	1,238	—	—
Impairment of long-lived assets:
Shutdown of chemical operations	—	—	4,415
Shutdown of castings plant	4,700	—	—
Southern Precision goodwill	2,409	—	—
Former headquarters facility	1,747	—	—

Total restructuring and impairment charges	$16,792	$—	$6,261

        On December 1, 2003, the Company announced that Jim Walter Resources expects to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. The mine was originally scheduled to close in 2006. However, given the poor operating conditions, management concluded that it was not economically feasible to access Mine No. 5's remaining coal reserves beyond 2004. As a result, Natural Resources expects to incur restructuring and additional operating costs associated with the shutdown of approximately $17.8 million of which approximately $12.7 million will qualify as restructuring costs. During the fourth quarter of 2003, Natural Resources recorded a restructuring charge of approximately $6.7 million, primarily related to an increase in benefits costs associated with the curtailment of the other postretirement benefits plan. Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Restructuring charges expensed for the year ended December 31, 2003
Termination benefits	$5,925	$841
Other employee-related costs	9,218	5,790
Other costs	2,682	67

Total	$17,825	$6,698

        Termination benefits consist primarily of one year's post-employment health benefits for UMWA employees and severance related to staff reductions of salaried personnel. Other employee-related costs includes approximately $5.8 million related to an increase in benefits costs associated with the curtailment of the UMWA other post-retirement benefits plan and increases in other employee-related costs, such as workers compensation, that will be expensed when incurred. Other costs primarily represent incremental costs related to the closure of the mine that will be charged to operating costs when incurred.

        On April 29, 2003, U.S. Pipe, a component of the Industrial Products segment, ceased production and manufacturing operations at its castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and resulted in the termination of approximately 80 employees. Exit costs associated with the plant closure are estimated to be $6.5 million and such costs will be incurred within twelve months from announcement. Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Restructuring and impairment charges expensed for the year ended December 31, 2003
Termination benefits	$819	$726
Contract termination costs	324	285
Other associated costs	657	227

Restructuring charges	1,800	1,238
Impairment charge—write-off of property and related parts and materials	4,700	4,700

Total	$6,500	$5,938

        Other associated costs principally include site clean-up costs that will be expensed as incurred.

        During the fourth quarter of 2003, the Company sold its Southern Precision resin-coated sand operations and announced the shutdown of its pattern shop. In connection with the shutdown of the pattern shop, the Company wrote-off the remaining goodwill related to Southern Precision of approximately $2.4 million.

        Also in 2003, the Company recorded an impairment charge of approximately $1.7 million to reduce the carrying value the Company's former headquarters building to its estimated net realizable value. The sale of this asset was completed in December 2003.

        During the year ended December 31, 2001, the Company announced the shutdown of certain chemical operations at its Sloss subsidiary. In connection with the shutdown, $5.5 million was charged to restructuring and impairment charges, of which $4.4 million related to asset impairments. Also during 2001, the Company recorded approximately $0.8 million of restructuring expenses related to staff reductions, primarily at corporate headquarters.

        Activity in accrued restructuring was as follows (in thousands):

	For the years ended December 31,
	2003	2002	2001
Beginning balance	$1,225	$3,902	$2,788
Restructuring expenses accrued	2,146	—	1,846
Restructuring payments	(1,983)	(2,677)	(732)

Ending balance	$1,388	$1,225	$3,902

        In September 2001, an explosion and fire occurred at one of Jim Walter Resources' mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. Included in the statement of operations for 2001 is a charge of $10.8 million related to this accident. For the years ended December 31, 2002 and 2001, $25.4 million and $9.0 million, respectively, that was expected to be recovered from business interruption insurance, was recorded as a reduction of cost of sales in the statement of operations. In addition, for the years ended December 31, 2002 and 2001, cost of sales included $12.7 million and $7.6 million, respectively, that had been incurred for re-entry costs. These re-entry costs have been fully offset in cost of sales by amounts expected to be recovered through property and casualty insurance. Changes in estimated allowances for potential unrealizable amounts recoverable from insurance were also recorded to cost of sales in 2003, 2002 and 2001. Approximately $2.2 million of expected insurance proceeds was recorded as miscellaneous income, representing a gain on the reimbursement of fully depreciated equipment, the replacement cost of which was capitalized during the year ended December 31, 2002. As of the end of January 2004, $54.7 million of insurance proceeds has been collected in full satisfaction of the Company's claims under its insurance policies.

        Activity in the Company's insurance receivable account and the related allowance for potential uncollectible insurance claims was (in thousands):

	For the years ended December 31,
	2003	2002	2001
Beginning balance	$18,456	$13,760	$—
Business interruption insurance claims	—	25,365	9,021
Property & casualty insurance claims	—	12,706	7,614
Cash collected	(16,840)	(33,375)	(2,875)

Ending balance	1,616	18,456	13,760

Beginning allowance	(1,858)	(5,581)	—
Allowance (provided) reduced	1,858	3,723	(5,581)

Ending allowance	—	(1,858)	(5,581)

Net receivable	$1,616	$16,598	$8,179

NOTE 5—RESTRICTED SHORT-TERM INVESTMENTS

        Restricted short-term investments at December 31, 2003 and 2002 include (i) temporary investment of collections on instalment notes receivable owned by Mid-State Trusts IV, VI, VII, VIII, IX, X and XI (the "Trusts") ($94.0 million and $91.1 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.3 million and $6.8 million at December 31, 2003 and December 31, 2002, respectively).

NOTE 6—INSTALMENT NOTES RECEIVABLE

        Instalment notes receivable arise from sales of detached, single-family homes to customers. These receivables require periodic payments, over periods of 12 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute an equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment notes with imputed annual percentage rates averaging

12.8%. Origination costs are deferred and amortized over the average life of the note portfolio. The aggregate amount of instalment notes receivable having at least one payment 91 or more days delinquent was 4.13%, and 4.70% of total instalment notes receivable at December 31, 2003 and 2002, respectively.

        The instalment notes receivable is summarized as follows (in thousands):

	December 31,
	2003	2002
Instalment notes receivable	$1,695,040	$1,714,123
Mortgage loans	75,467	14,874
Less: Allowance for losses	(12,675)	(11,274)

Net	$1,757,832	$1,717,723

        Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2003	2002
Balance at beginning of year	$11,274	$11,000
Provisions charged to income	15,660	12,400
Charge-offs, net of recoveries	(14,259)	(12,126)

Balance at end of year	$12,675	$11,274

        Charge-offs on instalment notes occur when management believes it will be unable to collect all amounts contractually due and begins the foreclosure process. The charge-off is measured based upon the excess of the recorded investment in the receivable over the estimated fair value of the collateral as reduced by estimated selling costs. Recoveries on charge-offs are immaterial to aggregate charge-offs.

        MSH purchases and services instalment notes acquired from Jim Walter Homes and its affiliates on homes constructed and sold by Jim Walter Homes and its affiliates. Mid-State Trust II ("Trust II"), Mid-State Trust IV ("Trust IV"), Mid-State Trust VI ("Trust VI"), Mid-State Trust VII ("Trust VII"), Mid-State Trust VIII ("Trust VIII"), Mid-State Trust X ("Trust X") and Mid-State Trust XI ("Trust XI") are business trusts organized by MSH, which owns all of the beneficial interest in Trust IV, Trust VI, Trust VII, Trust VIII, Trust X and Trust XI. Trust IV owns all of the beneficial interest in Trust II. The Trust II Asset Backed Notes were redeemed on October 1, 2002. The Trusts were organized for the purpose of purchasing instalment notes receivable from MSH with the net proceeds from the issuance of mortgage-backed or asset-backed notes. The assets of Trust II, Trust IV, Trust VI, Trust VII, Trust VIII, Trust X and Trust XI, including the instalment notes receivable owned by such trust, are not available to satisfy claims of general creditors of the Company and its subsidiaries. The liabilities of Trusts II, IV, VI, VII, VIII, X and XI for their notes issued to the public are to be satisfied solely from the proceeds of the instalment notes owned by such trust and are non-recourse to the Company and its subsidiaries. Mid-State Trust IX ("Trust IX"), a business trust in which MSH holds all the beneficial interest, was organized as a warehouse facility to hold instalment notes receivable as collateral for borrowings to provide temporary financing to MSH for its current purchases of instalment notes and mortgages from Jim Walter Homes and its affiliates as well as loans made or purchased by WMC.

NOTE 7—RECEIVABLES

        Receivables are summarized as follows (in thousands):

	December 31,
	2003	2002
Trade receivables	$115,877	$120,376
Other receivables	41,279	41,461
Less: Allowance for losses	(1,659)	(1,824)

Receivables, net	$155,497	$160,013

        Other receivables at December 31, 2003 include $1.6 million of insurance claims, $8.9 million of excise tax refund claims and $16.2 million of estimated cash and net working capital adjustment claims related to the sales of businesses. Other receivables at December 31, 2002 include $16.7 million of insurance claims and $8.9 million of excise tax refund claims.

NOTE 8—INVENTORIES

        Inventories are summarized as follows (in thousands):

	December 31,
	2003	2002
Finished goods	$116,068	$105,152
Goods in process	25,988	33,531
Raw materials and supplies	54,944	40,366
Repossessed houses held for resale	18,855	10,259

Total inventories	$215,855	$189,308

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2003	2002
Land and minerals	$79,775	$83,841
Land improvements	16,203	16,477
Buildings and leasehold improvements	120,596	117,966
Mine development costs	8,695	5,770
Machinery and equipment	600,143	573,398
Construction in progress	42,397	49,228

Total	867,809	846,680
Less: Accumulated depreciation	(515,280)	(486,252)

Net	$352,529	$360,428

        Assets held for sale at December 31, 2002 consisted of the Company's former headquarters facilities, which were sold in December 2003 for approximately $11.6 million, net of selling expenses. The Company recognized a loss of $1.7 million associated with the sale of this asset included in restructuring and impairment charges for the year ended December 31, 2003.

NOTE 10—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        As of December 31, 2001, the Company had $423.7 million of goodwill, net of accumulated amortization of $711.3 million, related to the 1987 acquisition of Jim Walter Corporation and related subsidiaries and subsequent acquisitions of AIMCOR and three home building companies.

        The Company adopted SFAS No. 142 effective January 1, 2002 (See Note 3, "Summary of Significant Accounting Policies"). The fair value of each of the Company's reporting units was individually determined as of January 1, 2002, using valuation models estimating the expected future cash flow projections related to each reporting unit, which were then discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company's reporting units are similar, although not identical, to its reporting segments. This analysis indicated that the carrying value of the AIMCOR reporting units exceeded their fair value and that the carrying value of the units' goodwill exceeded its fair value. The Company recorded an impairment loss of $125.9 million, net of income taxes of $75.1 million, during 2002 related to the goodwill of the AIMCOR reporting units which was accounted for as a cumulative effect of a change in accounting principle. This impairment resulted from a change in the profitability of the business since its acquisition due to increased competition and eroding industry margins.

        The following represents pro-forma income from continuing operations and related per share amounts as if the new method of accounting for goodwill was applied retroactively:

	For the years ended December 31,
	2003		2002	2001
Reported income from continuing operations		$3,319	$52,278		$22,850
Goodwill amortization		—	—		20,070

Pro-forma income from continuing operations		$3,319	$52,278		$42,920

Reported basic income per share from continuing operations	$	..08	$1.18	$	..51
Goodwill amortization		—	—		.44

Pro-forma basic income per share from continuing operations		$.08	$1.18		$.95

Reported diluted income per share from continuing operations	$	..08	$1.17	$	..50
Goodwill amortization		—	—		.44

Pro-forma diluted income per share from continuing operations		$.08	$1.17		$.94

Finite Lived Intangibles

        The Company identified and classified intangible assets with finite useful lives, which met recognition criteria under SFAS No. 141, "Business Combinations," as finite lived intangibles. These intangible assets have historically been amortized by the Company and will continue to be amortized over their useful lives.

        Finite lived intangible assets at December 31, 2003 and 2002 are principally associated with the instalment notes receivable portfolio and were $17.5 million and $23.6 million, net of accumulated amortization, respectively. Finite lived intangible assets amortization expense was $6.1 million and

$7.2 million for the years ended December 31, 2003 and 2002, respectively. Estimated remaining annual amortization expense is approximately $4.7 million, $4.6 million, $4.6 million and $3.6 million for 2004, 2005, 2006 and 2007, respectively.

Changes in Carrying Amount

        Goodwill and finite lived intangible assets are reviewed for impairment on an annual basis, or more frequently if significant events occur that indicate that an impairment could exist. The Company performed its annual impairment review as of January 1, 2004.

        During 2003, the Company ceased operations at Southern Precision and charged the remaining goodwill balance of $2.5 million to restructuring and impairment charges in the Statement of Operations.

        The changes in the carrying amount of goodwill and finite-lived intangibles by reportable segment for the years ended December 31, 2002 and 2003 are as follows (in thousands):

	Goodwill			Intangibles
	Homebuilding	Financing	Industrial Products	Financing & Other	Totals
Net balance as of January 1, 2002	$63,210	$10,895	$60,868	$30,803	$165,776
Amortization	—	—	—	(7,225)	(7,225)

Net balance as of December 31, 2002	63,210	10,895	60,868	23,578	158,551
Impairment loss	—	—	(2,457)	—	(2,457)
Amortization	—	—	—	(6,132)	(6,132)

Net balance as of December 31, 2003	$63,210	$10,895	$58,411	$17,446	$149,962

NOTE 11—INCOME TAXES

        Income tax expense (benefit) applicable to continuing operations consists of the following components (in thousands):

	For the years ended December 31,
	2003			2002			2001
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(31,422)	$(1,709)	$(33,131)	$6,362	$11,046	$17,408	$7,202	$15,467	$22,669
State and local	4,895	(1,879)	3,016	457	(535)	(78)	2,234	(534)	1,700

Total	$(26,527)	$(3,588)	$(30,115)	$6,819	$10,511	$17,330	$9,436	$14,933	$24,369

        The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows:

	For the years ended December 31,
	2003	2002	2001
Statutory tax rate	(35.0)%	35.0%	35.0%
Effect of:
State and local income tax	2.5	.4	1.5
Amortization of goodwill	3.2	—	19.2
Nonconventional fuel credit	—	(2.2)	(3.9)
Foreign sales benefit	(1.3)	—	—
Depletion	(8.2)	(4.5)	(2.1)
Capital loss on sale of subsidiary	—	(3.7)	—
Federal tax accrual reversal	(74.0)	—	—
Other, net	0.1	(2.4)	(2.3)

Effective tax rate	(112.7)%	22.6%	47.4%

        Deferred tax liabilities (assets) related to the following (in thousands):

	December 31,
	2003	2002
Bad debts	$(4,526)	$(10,289)
Inventory	(4,140)	(1,873)
Interest income on instalment notes	113,265	119,703
Instalment sales method for instalment notes receivable in prior years	2,325	16,180
Depreciation and amortization	58,761	51,541
Net operating loss/capital loss/credit carryforwards	(48,008)	(2,633)
Accrued expenses	(56,725)	(49,656)
Postretirement benefits other than pensions	(107,719)	(118,824)
Pensions	(23,100)	(19,480)

	(69,867)	(15,331)
Valuation allowance	22,369	20,465

Total deferred tax liability (asset) of continuing operations	$(47,498)	$5,134

        The Company has Federal net operating loss carryforwards of $46.7 million which expire in 2023 available to offset future taxable income. If certain changes in ownership occur, utilization of the carryforwards may be limited. The valuation allowance shown above relates to certain state income tax benefits of Natural Resources for which the Company believes it is likely there is no future benefit and for various state net operating loss carryfowards of the Natural Resources and Homebuilding segments which are expected to expire before their expected utilization.

        In July 2003, the Company favorably resolved a longstanding dispute with the Internal Revenue Service ("IRS") concerning federal income tax returns for fiscal years ended May 31, 1995 and 1996. The IRS had previously disallowed deductions of $391 million and related legal fees of $15 million associated with the settlement of veil piercing litigation in the Bankruptcy Court. The Company successfully defended its position through an IRS appeals process, and will not be required to pay income taxes related to this issue. The Company had previously established accruals for both taxes and interest associated with this issue that are no longer required. Accordingly, the Company reduced such accruals during the second quarter of 2003, recording reductions of $2.5 million and $18.9 million to interest expense and income tax expense, respectively, in the statement of operations. In addition, as a result of the resolution of this case, approximately 3.9 million shares of common stock issued to an escrow account pending resolution of certain Federal income tax matters has been distributed to persons who were stockholders of the Company as of the Company's emergence from bankruptcy proceedings in 1995.

        Due to a tax law in 2002 change in the consolidated return loss disallowance rules which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components, Inc., an additional capital loss of $8.1 million was allowed, resulting in a reduction of income tax expense of $2.8 million recorded in the year ending December 31, 2002.

        On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Proceedings") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan, including claims related to Federal income taxes.

        A controversy exists with regard to Federal income taxes allegedly owed by the Company for fiscal years 1980 through 1994. In connection with the bankruptcy proceedings, the IRS filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been and are being litigated in the Bankruptcy Court.

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

NOTE 12—DEBT

        Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

	December 31,
	2003	2002
Mortgage-Backed/Asset Backed Notes:
Trust IV Asset Backed Notes	$398,544	$456,771
Trust VI Asset Backed Notes	228,620	257,107
Trust VII Asset Backed Notes	196,461	225,543
Trust VIII Asset Backed Notes	254,182	295,537
Trust IX Variable Funding Loan	129,759	177,014
Trust X Asset Backed Notes	328,121	364,048
Trust XI Asset Backed Notes	294,211	—

	1,829,898	1,776,020
Other senior debt:
Revolving Credit Facility	—	183,900
Term Loan, net of discount of $1,440 at December 31, 2003	113,754	125,000

	113,754	308,900

Total	$1,943,652	$2,084,920

        The Company's debt repayment schedule as of December 31, 2003 is as follows:

	Payments Due
	2004	2005	2006	2007	2008	Thereafter
Mortgage-backed/asset-backed notes(1)	$367,868	$229,605	$221,101	$212,597	$204,093	$594,634
Term Loan	12,453	12,453	12,453	12,453	12,453	52,929

	$380,321	$242,058	$233,554	$225,050	$216,546	$647,563

(1)
Based on scheduled maturities, adjusted for estimated prepayment and delinquencies.

        On April 17, 2003, the Company entered into a new $500 million bank credit facility arranged by Banc of America Securities, LLC and SunTrust Robinson Humphrey (the "2003 Credit Facility") which replaced the prior revolving credit facility and term loan which was scheduled to mature on October 15,

2003. The 2003 Credit Facility consisted of a $245 million senior secured Revolving Credit Facility maturing on April 17, 2008 and a $255 million senior secured Term Loan that was scheduled to mature on April 15, 2010. The 2003 Credit Facility, which is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company, were used to retire the prior revolving credit facility and term loan and pay fees and expenses related to the refinancing and the remainder was used for working capital and general corporate purposes. The Term Loan originally required quarterly principal payments in the amount of $6.4 million through March 2009, followed by three quarterly payments of $25.5 million until April 15, 2010, when all remaining principal outstanding is due. The cost of funds under this new facility increased as compared to the prior facility. The interest rate on the new Revolving Credit Facility is a floating rate of 350 basis points over LIBOR and on the Term Loan is a floating rate of 425 basis points over LIBOR. LIBOR was 1.2% at December 31, 2003.

        Under the terms of the 2003 Credit Facility, approximately half of the net proceeds from the sales of AIMCOR and JW Aluminum were used to repay the Term Loan in December 2003. As a result of this early paydown, quarterly principal payments required on the Term Loan have been reduced to $3.1 million through March 2009, followed by four quarterly payments of $12.5 million through April 15, 2010.

        In connection with the 2003 Credit Facility, the Company incurred debt issuance costs of approximately $5.4 million, which was scheduled to be amortized over the life of the loans. In addition, the Company recorded a discount on the Term Loan of approximately $3.2 million, which was recorded as a reduction of the Term Loan and is scheduled to be accreted to the face value of the loan over its life. As the result of the early repayment in December 2003 of part of the Term Loan from proceeds resulting from the sales of AIMCOR and JW Aluminum, the Company recorded $2.4 million to interest expense associated with the accelerated amortization of debt issue costs and accretion of discount.

        At December 31, 2003, there were no borrowings under the $245 million Revolving Credit Facility. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At December 31, 2003 letters of credit with a face amount of $57.0 million were outstanding and approximately $188 million was available under the Revolving Credit Facility.

        The Trust IV Asset Backed Notes bear interest at 8.33% and have an estimated final maturity of April 1, 2030. Payments are made quarterly on January 1, April 1, July 1 and October 1 based on collections on the underlying instalment notes and distributions from Trust II notes, less amounts paid for interest on the notes and Trust IV expenses.

        The Trust VI Asset Backed Notes, issued in four classes, bear interest at rates ranging from 7.34% to 7.79% and have an estimated final maturity on July 1, 2035. Payments are made quarterly on January 1, April 1, July 1, and October 1 based on collections on the underlying instalment notes, less amounts paid for interest on the notes and Trust VI expenses.

        The Trust VII Asset Backed Notes bear interest at a rate of 6.34% and have an estimated final maturity of December 1, 2036. Payments are made quarterly on March 15, June 15, September 15, and December 15 based on collections on the underlying instalment notes less amounts paid for interest on the notes and Trust VII expenses. Lehman Brothers, Inc., an affiliate of Lehman Brothers Holdings, Inc. which owned 2.8 million shares of the Company's common stock at December 31, 2002, has an officer who serves on the Company's Board of Directors and served as an underwriter in connection with the public issuance of the Trust VII Asset Backed Notes and received underwriting commissions and fees of $0.8 million.

        The Trust VIII Asset Backed Notes, issued in May 2000, bear interest at 7.79% payable monthly and have an estimated final maturity of March 15, 2027. Lehman Brothers, Inc. served as an underwriter in connection with the public issuance of the Trust VIII Asset Backed Notes and received underwriting commissions and fees of $0.4 million.

        The Mid-State Trust IX Variable Funding Loan Facility is a $400.0 million warehouse facility with Bank of America as lender and as Administrative Agent. Interest is based on the cost of A-1 and P-1 rated commercial paper plus .35% and a facility fee on the committed amount of .40%. The weighted average interest rate was 1.83% as of December 31, 2003. Trust IX matured on February 2, 2004 and was then renewed to January 31, 2005.

        The Trust X Asset Backed Notes, issued in November 2001, bears interest at rates ranging from 5.94% to 7.54% and have an estimated final maturity in February 2036. Payments are made monthly based on collections on the underlying instalment notes, less amounts paid for interest on the notes and Trust X expenses. Lehman Brothers, Inc. served as an underwriter of the Trust X Asset Backed Notes and received commissions and fees of $0.3 million in connection with that transaction.

        On June 26, 2003, Mid-State Homes, Inc. completed the Mid-State Trust XI offering of $314 million in asset-backed notes. The Trust XI notes are secured by sales contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies. The notes were issued in four separate classes with a single maturity date of July 2038 and with a weighted average, fixed interest coupon of 5.44%. The net proceeds from the transaction were used to repay borrowings under the Company's Mid-State Trust IX Variable Funding Loan Facility, and provided approximately $63 million of additional funds in excess of the amount required to repay borrowings under the Variable Funding Loan Facility. Lehman Brothers, Inc. served as an underwriter of the Trust XI notes and received commissions and fees of $0.3 million in connection with that transaction.

        The 2003 Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends and repurchase stock, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the 2003 Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the 2003 Credit Facilities) are required to maintain specified financial ratios and comply with certain other financial tests. The most restrictive of these limitations are requirements to maintain (a) a minimum interest coverage ratio (the ratio of EBITDA to cash senior debt interest expense (excluding interest on mortgage-backed securities) for the Company and its Restricted Subsidiaries) of at least 3.50-to-1 (b) a maximum leverage ratio (the ratio of senior debt to EBITDA for the Company and its Restricted Subsidiaries) of not more than 2.75-to-1 and (c) a minimum fixed charge coverage ratio (the ratio of EBITDA minus capital expenditures minus cash income taxes to senior debt cash interest expense plus dividends plus senior debt principal payments) of at least 1.25-to-1. EBITDA, as defined in the 2003 Credit Facilities Agreement, excludes the EBITDA generated by the Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the Financing Trusts and the net cash proceeds in excess of required repayments of the Variable Funding Loan Facility from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facilities Agreement could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior debt becoming immediately due and payable. At December 31, 2003, the Company was in compliance with these covenants.

        Trust IX is a Delaware Statutory Trust whose assets are limited to pledged instalment notes and mortgages purchased from Mid-State. The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Agreement include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 3.5% and 6.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Agreement could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Agreement that remains uncured might result in the curtailment of the Company's loan production activities and negatively affect its ability to securitize its loan production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at December 31, 2003. Mid-State Homes and Walter Mortgage Company are servicers under the Trust IX Agreements and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trust IX Agreement, which includes the maintenance of a minimum net worth at Mid-State, which if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition as they no longer would receive servicing fees. Trust IX matured on February 2, 2004 and was subsequently renewed to January 31, 2005.

        The Company periodically uses interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) current risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. During fiscal 1998, the Company entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt which was anticipated to be issued in the second quarter of fiscal 1999. The lock agreements had a total notional amount of $250.0 million and had a weighted-average interest rate of 5.57%. Approximately $100.0 million notional amount of interest rate lock agreements were held by Lehman Brothers, Inc. These agreements were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and are being amortized to interest expense over the life of Trust VII Asset Backed Notes. There were no interest rate lock agreements at December 31, 2003 or December 31, 2002.

NOTE 13—PENSION AND OTHER EMPLOYEE BENEFITS

        The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense for the years ended December 31, 2003 and 2002 was $18.0 million and $5.4 million, respectively. The Company funds its retirement and employee benefit plans in accordance with the requirements of the plans and, where applicable, in amounts sufficient to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

        The Company also provides certain postretirement benefits other than pensions, primarily health care, to eligible retirees. The Company's postretirement benefit plans are not funded. No new participants have been eligible for salary postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for salary postretirement healthcare coverage of $350 per participant (pre-Medicare eligibility) and $150 per participant (post-Medicare eligibility).

        As discussed in Note 2, the Company sold AIMCOR and JW Aluminum in 2003. The AIMCOR pension plans were assumed by the buyer. The JW Aluminum pension plan was retained by the Company and benefits were frozen as of December 31, 2003. As discussed in Note 4, the Company shut down its Southern Precision operations and benefits under the Southern Precision pension plan were frozen effective December 31, 2003. Also in 2003, the Company announced a planned shutdown of Natural Resources' Mine No. 5 to occur in the latter half of 2004. In connection with that, curtailment expenses related to other post-employment benefits of approximately $5.8 million was recorded in the statement of operations as restructuring and impairment expense.

        The Company uses a September 30 measurement date for all of its pension and post-retirement benefit plans. The amounts recognized for such plans are as follows:

	Pension Benefits		Other Benefits
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands)		(in thousands)
Accumulated benefit obligation	$328,630	$292,043	$253,992	$216,214

Change in benefit obligation:
Benefit obligation at beginning of year	$318,664	$295,276	$216,214	$278,505
Service cost	7,074	7,010	1,835	3,812
Interest cost	22,321	22,151	15,240	18,084
Amendments	—	3,142	58	(33,577)
Actuarial (gain) loss	34,304	10,555	26,873	(32,460)
Benefits paid	(21,036)	(19,470)	(12,018)	(17,767)
Other(a)	(275)	—	5,790	(383)

Benefit obligation at end of year	$361,052	$318,664	$253,992	$216,214

Change in plan assets:
Fair value of plan assets at beginning of year	$223,591	$266,446	$—	$—
Actual gain (loss) on plan assets	40,280	(27,545)	—	—
Employer contributions	16,507	4,160	12,018	17,767
Benefits paid	(21,036)	(19,470)	(12,018)	(17,767)

Fair value of plan assets at end of year	$259,342	$223,591	$—	$—

Funded (unfunded) status	$(101,710)	$(95,073)	$(253,992)	$(216,214)
Unrecognized net actuarial (gain) loss	113,339	106,027	5,018	(25,485)
Unrecognized prior service cost	5,853	7,148	(48,711)	(55,255)
Unrecognized transition amount	(2)	(700)	—	—
Contribution after measurement date	—	—	5,385	552

Prepaid (accrued) benefit cost	$17,480	$17,402	$(292,300)	$(296,402)

Amounts recognized in the balance sheet:
Prepaid benefit cost	$17,480	$18,967	$—	$—
Accrued benefit cost	(86,767)	(82,655)	(292,300)	(296,402)
Intangible assets	5,853	7,148	—	—
Accumulated other comprehensive income	80,914	73,942	—	—

Net amount recognized	$17,480	$17,402	$(292,300)	$(296,402)

(a)
Other includes the settlement of AIMCOR pension obligations in 2003 in connection with the assumption of the obligation by the buyer and the curtailment of other post-employment benefits in the National Resources segment in 2003.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	December 31,
	2003	2002
Projected benefit obligation	$358,816	$320,772
Accumulated benefit obligation	326,393	289,787
Fair value of plan assets	256,016	223,742

        The amounts in each year reflected in other comprehensive income are as follows (in thousands):

	Pension Benefits
	December 31, 2003	December 31, 2002	December 31, 2001
Increase in minimum liability (before tax effects) included in other comprehensive income	$5,475	$71,594	$3,845

        A summary of key assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2003	December 31, 2002	December 31, 2001
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.35%	7.25%	7.75%	6.35%	7.25%	7.75%
Rate of compensation increase	3.50%	3.50%	4.50%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic cost:
Discount rate	7.25%	7.75%	7.75%	7.25%	7.75%	7.75%
Expected return on plan assets	9.25%	10.00%	9.00%	—	—	—
Rate of compensation increase	3.50%	4.50%	4.50%	—	—	—
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year				10.00%	11.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)				5.00%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate				2008	2008	2006

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2003	December 31, 2002	December 31, 2001
Components of net periodic benefit cost:
Service cost	$7,449	$7,381	$6,848	$1,835	$3,812	$4,910
Interest cost	22,321	22,151	21,221	15,240	18,085	19,527
Expected return on plan assets	(19,700)	(25,655)	(29,572)	—	—	—
Amortization of transition amount	(690)	(1,151)	(755)	—	—	—
Amortization of prior service cost	862	728	702	(6,535)	(2,735)	(2,256)
Amortization of net loss (gain)	5,860	1,188	(1,149)	(2,639)	(1,653)	(294)
Reimbursement of black lung benefits	—	—	—	—	(1,544)	(2,538)
Pension curtailment loss	328	—	—	—	—	—

Net periodic benefit cost	16,430	4,642	(2,705)	7,901	15,965	19,349
Discontinued operations	—	—	—	179	(281)	(232)

Net periodic benefit cost for continuing operations	$16,430	$4,642	$(2,705)	$8,080	$15,684	$19,117

        The discount rate is based on a model portfolio of Moody's AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the types of assets in the funds.

        The Company's pension plans weighted-average asset allocations at September 30, 2003 and 2002, by asset category, are as follows:

	2003	2002
Asset Category:
Equity securities	56%	55%
Debt securities	26%	45%
Real estate	0%	0%
Other(a)	18%	0%

Total	100%	100%

(a)
Represents temporary cash holdings as of September 30, 2003 in anticipation of a pending transition in investment managers.

        The plan assets of the pension plans are contributed to, held and invested by the Walter Industries, Inc. Subsidiaries Master Pension Trust ("Pension Trust"). The Pension Trust employs a total return investment approach whereby a mix of equity and fixed income investments are used to meet the long-term funding requirements of the Pension Trust. The asset mix strives to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Fixed income holdings are diversified by issuer, security type, and principal and interest payment characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies.

        As of September 30, 2003 the Trust's strategic asset allocation was as follows:

Asset Class	Strategic Allocation	Tactical Range
Total Equity	70%	65-70%
Large Capitalization Stocks	47.5%	42.5-52.5%
Mid Capitalization Stocks	7.5%	5.0-10.0%
Small Capitalization Stocks	0.0%	0.0%
International Stocks	15.0%	11.0-19.0%
Total Fixed Income	30%	25-35%
Total Cash	0%	0-2%

        These ranges are targets and deviations may occur from time-to-time due to market fluctuations. At a minimum, portfolio assets will be rebalanced to the allocation targets annually.

        The Pension Trust employs a building block approach in determining the long-term rate of return for plan assets. Historical market returns are studied and long-term risk/return relationships between equity and fixed income asset classes are analyzed. This analysis supports the widely accepted fundamental investment principle that assets with greater risk generate higher returns over long periods of time. The historical impact of returns in one asset class on returns of another asset class is reviewed to evaluate portfolio diversification benefits. Current market factors including inflation rates and interest rate levels are considered before assumptions are developed. The long-term portfolio return is established via the building block approach by adding interest rate risk and equity risk premiums to the anticipated long-term rate of inflation. Proper consideration is given to the importance of portfolio diversification and periodic rebalancing. Peer data and historical return assumptions are reviewed to check for reasonableness.

        Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$1,836	$(1,653)
Effect on postretirement benefit obligation	24,361	(22,172)
Discount rate:
Effect on postretirement service and interest cost components	(32)	20
Effect on postretirement benefit obligation	(25,711)	28,703
Effect on current year postretirement expense	(348)	372
Effect on pension service and interest cost components	(833)	806
Effect on pension benefit obligation	(38,392)	43,539
Effect on current year pension expense	(3,519)	3,957
Expected return on plan assets:
Effect on current year pension expense	(2,161)	2,161
Rate of compensation increase:
Effect on pension service and interest cost components	1,317	(1,167)
Effect on pension benefit obligation	7,757	(6,910)
Effect on current year pension expense	2,282	(2,027)

        In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides a one-time election to defer the accounting for the effects of the Act until further guidance is provided by the FASB. The Company has elected to defer accounting for the effects of the Act until such time as the FASB issues its final guidance. Accordingly, measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in these financial statements or accompanying notes do not reflect the effects of the Act on the other postretirement plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

        The Company and certain of its subsidiaries maintain profit sharing plans. The total cost of these plans for the years ended December 31, 2003 and 2002 was $2.5 million and $1.9 million, respectively.

        Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities upon its withdrawal from the plan. At December 31, 2003, one of three plans is unfunded; however, the amount allocable to the Company cannot be determined as the unfunded liability, its components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits, are not available to the Company. The Employee Retirement Income Security Act of 1974 (ERISA) as

amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The withdrawal liability would be calculated based on the contributor's proportionate share of the plan's unfunded vested benefits liabilities.

        The Company contributed approximately $14.0 million to its pension plans in January 2004, exceeding the 2004 minimum funding requirement by approximately $12.0 million. The Company also expects to make benefit payments of approximately $20 million under its other post-employment plans in 2004.

NOTE 14—STOCKHOLDERS' EQUITY

        On July 21, 2003, the Company's Board of Directors authorized an increase in the Common Stock share buyback program to $25.0 million. At December 31, 2003, $7.5 million remains available under the program.

        During the three years ended December 31, 2003, the Company acquired shares of treasury stock as follows: 2003, 2,529,000 shares; 2002, 181,000 shares; and 2001, 1,807,000 shares. In 2003, the Company repurchased approximately one million shares, for approximately $10.0 million, from Lehman Brothers Holding, Inc. an affiliate of Lehman Brothers, Inc. that has an officer who serves on the Company's Board of Directors.

        On September 13, 1995, pursuant to the Consensual Plan, approximately 3.9 million shares of common stock were issued to an escrow account pending the resolution of certain federal income tax matters by the Company. In 2003, these matters were resolved satisfactorily and the escrowed shares were distributed to former stockholders of the Company who were also stockholders of the Company as of the Effective Date, in accordance with the Consensual Plan. These shares were and continue to be, at all times reflected in issued and outstanding common shares.

NOTE 15—NET INCOME (LOSS) PER SHARE

        A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share data):

	For the years ended December 31,
	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(29,005)	$(29,005)	$(52,522)	$(52,522)	$43,250	$43,250

Shares of common stock outstanding:
Average number of common shares	43,026	43,026	44,318	44,318	44,998	44,998
Effect of dilutive securities:
Stock options(a)	—	338	—	408	—	295

	43,026	43,364	44,318	44,726	44,998	45,293

Net income (loss) per share	$(0.67)	$(0.67)	$(1.19)	$(1.17)	$.96	$.95

(a)
Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period. Although these securities have an anti-dilutive effect on net income (loss) for the year ended December 31, 2002, they are included in the calculation because such shares have a dilutive effect on the calculation of per share income from continuing operations.

NOTE 16—STOCK OPTIONS

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

        Information on stock options is summarized as follows:

	For the years ended
	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,808,594	$11.786	4,838,227	$12.118	4,946,963	$12.287
Granted	948,350	9.880	866,795	11.204	230,300	9.272
Exercised	(93,334)	8.863	(215,945)	11.525	(22,286)	11.872
Canceled	(605,830)	12.252	(680,483)	13.411	(316,750)	12.763

Outstanding at end of year	5,057,780	11.423	4,808,594	11.798	4,838,227	12.114

Exercisable at end of year	3,467,764	12.257	3,194,265	13.016	3,556,515	13.653

	Options Outstanding
			Options Exercisable
		Weighted Average Remaining Contractual Life (years)
Range of Exercise Prices	Number Outstanding at December 31, 2003		Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$6.328—8.438	1,184,388	6.4	769,872	$7.344
8.438—10.547	1,073,116	7.8	323,566	10.307
10.547—12.656	1,307,131	5.0	896,495	11.848
12.656—14.766	687,645	1.6	672,331	14.099
14.766—16.875	319,000	3.8	319,000	14.844
16.875—18.984	486,500	2.4	486,500	17.843

	5,057,780	5.1	3,467,764	12.257

        The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% of each participant's actual payroll deduction as authorized (20% after five years of continuous participation), and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of the Company's common stock as such funds will permit for the accounts of the participants. The total number of shares that may be purchased under the plan is 2,000,000. Total shares purchased under the plan during the years ended December 31, 2003, 2002 and 2001, were 211,000, 307,000 and 244,000, respectively, and the Company's contribution was approximately $0.4 million in each of the years ended December 31, 2003, 2002 and 2001.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Income Tax Litigation

        The Company is currently engaged in litigation with regard to Federal income tax disputes (see Note 11 for a more complete explanation).

Miscellaneous Litigation

        During the quarter ended June 30, 2003, the Industrial Products segment increased its accruals for outstanding litigation by approximately $6.5 million, principally related to the settlement of a class action employment matter at U.S. Pipe. The settlement remains subject to court approval and other formalities and is expected to be finalized in the first half of 2004.

        In settlement of allegations of permit violations relating to wastewater discharges into an adjacent creek, Sloss paid fine of approximately $0.7 million and donated approximately 300 acres of land for public use to the Alabama Department of Environmental Management in 2003.

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

Operating Leases and Purchase Obligations

        Rent expense was $11.1 million, $9.6 million, and $10.6 million, for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the Company also had unconditional purchase obligations, principally representing agreements to purchase raw materials. Future minimum payments under non-cancelable operating leases, principally for equipment and purchase obligations as of December 31, 2003 are (in thousands):

	Operating Leases	Purchase Obligations
2004	$10,080	$28,973
2005	8,052	10,821
2006	7,027	—
2007	6,096	—
2008	5,950	—
Thereafter	9,884	—

NOTE 18—FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Considerable judgment is necessary in developing estimates of fair value and a variety of valuation techniques are permitted under SFAS 107. The derived fair value estimates resulting from the judgments and valuation techniques applied cannot be substantiated by comparison to independent materials or to disclosures by other companies with similar financial instruments. Management believes that the disclosures required by SFAS 107 have limited relevance to the Company and its operations.

        The following methods and assumptions were used to estimate fair value disclosures:

  Cash and cash equivalents, restricted short-term investments, marketable securities, trade receivables, other receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

  Instalment notes receivable—The estimated fair value of instalment notes was $2.0 billion at both December 31, 2003 and 2002. The estimated fair values were based upon valuations prepared as of December 31, 2003 and 2002 and were determined by a comparison with the quoted market price of financial instruments believed to be comparable to and have similar characteristics as the Company's instalment notes receivable. The value of mortgage-backed assets such as instalment notes receivable are very sensitive to changes in interest rates.

  Debt—The estimated fair value of debt approximated $2.0 billion at December 31, 2003 and $2.2 billion at December 31, 2002 based on current yields for comparable debt issues or prices for actual transactions. The value of mortgage-backed debt obligations are very sensitive to changes in interest rates.

Cash Flow Hedges

        Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

        The Company uses derivative instruments with maturities of less than 12 months principally to manage exposures to natural gas price fluctuations. The Company's objective for holding derivatives is to minimize risk using the most effective methods to eliminate or reduce the impacts of exposures. The Company documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

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

        Beginning in October 2003, the Company also instituted a natural gas hedging program to protect against the reduction in value of forecasted cash flows resulting from purchases of natural gas, The Company hedges portions of its forecasted costs from purchases of natural gas with swap contracts. The Company enters into natural gas swap agreements that effectively convert a portion of its forecasted purchases at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on cost of sales. When natural gas prices rise, the increase in cost of future natural gas purchases is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices falls, the decline in the cost of future natural gas purchases is offset by losses in the value of the swap contracts.

        During 2003 and 2002, the Company hedged approximately 24% and 23%, respectively of its natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As a result of increases in natural gas prices during 2003 and 2002, these swap contracts resulted in cash outflows of $5.6 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively, decreasing net sales and revenues. During October through December 2003, the Company hedged approximately 75% of its natural gas purchases with swap contracts. As a result of decreases in natural gas prices during those months, the Company had cash outflows of approximately $0.2 million, which were recorded as increases to cost of sales.

        The Company recorded an unrealized loss from outstanding swap contracts, net of tax, of $1.0 million at December 31, 2002 in Other Comprehensive Income. Such loss was realized in the statement of operations during 2003. There were no outstanding swap contracts at December 31, 2003.

NOTE 19—SEGMENT ANALYSIS

        The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into five reportable segments since the long-term financial performance of these reportable segments is affected by similar economic conditions. The five reportable segments are: Homebuilding, Financing, Industrial Products, Natural Resources, and Other. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States, through the Homebuilding segment. The Financing segment provides mortgage financing on such homes. Ductile iron pressure pipe, fittings, valves and hydrants are manufactured and marketed through the Industrial Products segment. This segment also includes manufacturing and marketing of cast iron products such as municipal castings and fireplace tools and accessories. The Natural Resources segment is comprised of coal mining and methane gas operations. The Other segment includes the manufacturing of foundry and furnace coke, slag fiber and specialty chemicals as well as the land division and corporate expenses.

        As a result of classifying AIMCOR as a discontinued operation, the Company evaluated the criteria under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for Sloss Industries, previously reported as a component of the now discontinued Carbon and Metals segment, and concluded it should be reported as a component of the Other segment. Consequently, Sloss' current and prior period results have been reclassified to the Other segment.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2003	2002	2001
Sales and revenues:
Homebuilding	$276,855	$270,166	$237,576
Financing	239,754	240,955	238,031
Industrial Products	461,850	489,214	523,465
Natural Resources	257,835	249,823	253,701
Other	106,995	109,825	105,110
Consolidating eliminations	(17,828)	(20,859)	(25,645)

Sales and revenues(a)(b)	$1,325,461	$1,339,124	$1,332,238

Segment operating income (loss)(c)(d):
Homebuilding	$1,450	$17,109	$2,793
Financing(e)	51,891	54,957	48,234
Industrial Products	(11,946)	26,190	48,143
Natural Resources	(25,564)	22,444	27,331
Other	(17,394)	(28,530)	(41,110)
Consolidating eliminations	(2,661)	(4,436)	(5,101)

Segment operating income (loss)	(4,224)	87,734	80,290
Less-senior debt interest expense	(22,572)	(18,126)	(33,071)

Income (loss) from continuing operations before income tax benefit (expense)	(26,796)	69,608	47,219
Income tax benefit (expense)	30,115	(17,330)	(24,369)

Income from continuing operations	$3,319	$52,278	$22,850

Depreciation:
Homebuilding	$4,755	$3,775	$3,901
Financing	860	196	164
Industrial Products	26,119	26,674	24,871
Natural Resources	16,312	12,937	11,117
Other	5,330	7,836	7,632

Total	$53,376	$51,418	$47,685

Gross capital expenditures:
Homebuilding	$7,975	$9,424	$3,774
Financing	2,546	2,633	293
Industrial Products	18,451	26,793	38,335
Natural Resources	21,329	24,778	20,511
Other	5,967	2,594	7,319

Total	$56,268	$66,222	$70,232

Identifiable assets:
Homebuilding	$160,607	$149,582	$146,798
Financing	1,835,548	1,781,044	1,823,419
Industrial Products	457,358	462,835	485,249
Natural Resources	209,843	240,079	218,439
Other	278,173	168,662	113,963

Total assets of continuing operations	2,941,529	2,802,202	2,787,868
Total assets of discontinued operations	—	417,932	518,707

Total	$2,941,529	$3,220,134	$3,306,575

(a)
Inter-segment sales (made primarily at prevailing market prices) are eliminated using consolidating eliminations.

(b)
Export sales were $160.5 million, $169.6 million, and $127.6 million in the years ended December 31, 2003, 2002 and 2001, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

(c)
Operating income amounts are after deducting amortization of goodwill and other intangibles. A breakdown by segment of amortization is as follows (in thousands):

	For the years ended December 31,
	2003	2002	2001
Homebuilding	$—	$—	$9,011
Financing	6,132	6,846	7,850
Industrial Products	—	—	10,359
Other	—	379	1,136

	$6,132	$7,225	$28,356

(d)
Operating income amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits expense is as follows (in thousands):

	For the years ended December 31,
	2003	2002	2001
Homebuilding	$(667)	$1,324	$1,679
Financing	(137)	158	181
Industrial Products	(1,829)	2,570	2,379
Natural Resources	11,541	11,148	12,918
Other	(828)	484	1,960

	$8,080	$15,684	$19,117

(e)
Operating income amounts for the Financing segment include interest expense on the mortgage-backed/asset-backed notes of $129.3 million, $135.1 million and $137.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 20—RELATED PARTY TRANSACTIONS

        The Company owns a 50% joint venture interest in Black Warrior Methane ("BWM") and 50% of the outstanding stock of Black Warrior Transmission ("BWT"). BWM and BWT are not required to be consolidated with the Company under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The Company has granted the rights to produce and sell methane gas from its coal mines to BWM, which transmits the gas through BWT. The Company also supplies labor and equipment to BWM and charges the joint venture for such costs on a monthly basis. Revenues, receivables and payables associated with BWM and BWT are as follows (in thousands):

	For the years ended December 31,
	2003	2002	2001
Sales of methane gas recorded by the Company	$39,699	$29,354	$47,641
	December 31,
	2003	2002
Accounts receivable from BWM	$3,334	$2,905
Accounts payable to BWM	$1,153	$1,393
Other long-term liability to BWT	$5,560	$5,736

NOTE 21—NEW ACCOUNTING PRONOUNCEMENTS

        In 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not engage in any material transactions affected by SFAS No. 149.

        In December 2003 the FASB released revised FASB Statement No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. Required disclosures for the year ended December 31, 2003 have been incorporated in Note 13 to these consolidated financial statements.

        In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 13 for discussion of the potential impact of this pronouncement.

        In January 2003 the FASB issued FIN 46. FIN 46 provides guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company does not have any variable interest entities and therefore FIN 46 and FIN 46R will not have a material effect on the Company's consolidated financial statements.

NOTE 22—SUBSEQUENT EVENTS

        On January 28, 2004, the Company declared a quarterly dividend of three cents per common share totaling approximately $1.3 million payable March 17, 2004.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
of Walter Industries, Inc.

Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated February 3, 2004 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 11, 2004

SCHEDULE II

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from/ Adjustments to reserves		Balance at end of Period
For the year ended December 31, 2001
Allowance for losses deducted from instalment notes receivable	$10,300	$11,026	$(10,326)	(1)	$11,000

Allowance for losses deducted from trade receivables	$4,933	$551	$(3,904)	(1)	$1,580

Allowance for losses deducted from other receivables	$—	$474	$—		$474

SFAS 109 valuation allowance	$22,331	$—	$(1,559)		$20,772

For the year ended December 31, 2002
Allowance for losses deducted from instalment notes receivable	$11,000	$12,400	$(12,126)	(1)	$11,274

Allowance for losses deducted from trade receivables	$1,580	$3,517	$(3,592)	(1)	$1,505

Allowance for losses deducted from other receivables	$474	$1	$(156)		$319

SFAS 109 valuation allowance	$20,772	$—	$(307)		$20,465

For the year ended December 31, 2003
Allowance for losses deducted from instalment notes receivable	$11,274	$15,660	$(14,259)	(1)	$12,675

Allowance for losses deducted from trade receivables	$1,505	$317	$(292)	(1)	$1,530

Allowance for losses deducted from other receivables	$319	$70	$(260)	(1)	$129

SFAS 109 valuation allowance	$20,465	$1,904	$—		$22,369

(1)
Notes and accounts written off as uncollectible.

EXHIBIT INDEX

Exhibit Number			Description
2(a)(i	)	—	Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994(1)
2(a)(ii	)	—	Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995(2)
2(a)(iii	)	—	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified(3)
3(i	)	—	Amended and Restated Certificate of Incorporation of the Company(10)
3(ii	)	—	Amended and Restated By-Laws(15)
10.1		—	Form of Common Stock Registration Rights Agreement(3)
10.2		—	Channel One Registration Rights Agreement(6)
10.3		—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnities parties thereto(4)
10.4		—	Walter Industries, Inc. Directors' Deferred Fee Plan
10.5		—	1995 Long-Term Incentive Stock Plan of Walter Industries, Inc.(5)
10.6		—	Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise Funding Corporation and NationsBank N.A. and amendments thereto(7)
10.7		—	Amendment No. 5 to Variable Funding Loan Agreement(8)
10.8		—	Amendment No. 6 to Variable Funding Loan Agreement dated September 27, 2000(9)
10.9		—	Agreement, dated as of November 2, 2000, between the Company and Donald DeFosset(11)
10.10		—	Agreement, dated as of October 31, 2000, between the Company and Joseph J. Troy(14)
10.11		—	Agreement, dated as of December 29, 2001, between the Company and William F. Ohrt(12)
10.12		—	Agreement, dated as of December 29, 2001, between the Company and Anthony L. Hines(12)
10.13		—	Agreement dated September 29, 2000 between the Company and George R. Richmond(14)
10.14		—	2002 Long-Term Incentive Award Plan of Walter Industries, Inc.(13)
10.15		—	Agreement, dated as of July 24, 2002 between the Company and Victor Patrick
10.16		—	Agreement, dated as of January 6, 2003, between the Company and Brad Kitterman
10.17		—
$500 million Credit Agreement by and among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, SunTrust Bank as Syndication Agent and Letter of Credit issuer, BNP Paribas and Credit Lyonnais New York Branch as Co-Documentation Agents and the Lender's Party hereto.(15)

10.18	—
Amended and Restated Purchase Agreement and Plan of Merger dated as of November 13, 2003 by and between Walter Industries, Inc., Applied Industrial Materials Corporation, Gans Transport Agencies (USA), Inc., AIMCOR (Far East), Inc. and Oxbow Carbon & Minerals, LLC(16)
10.19	—	Stock Purchase Agreement dated October 30, 2003 by and among Walter Industries, Inc., Wellspring Aluminum Acquisition Co. 2 and Wellspring Capital Partners III, LP
21	—	Subsidiaries of the Company
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

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

(5)
This Exhibit is incorporated by reference to the Registration Statement on Form S-8 filed by the Company with the Commission on April 1, 1996.

(6)
This Exhibit is incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on September 14, 1995.

(7)
This Exhibit is incorporated by reference to Form 10-K/A filed by the Company with the Commission on November 7, 1997.

(8)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on October 12, 1999.

(9)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on October 13, 2000.

(10)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on January 14, 1999.

(11)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2001.

(12)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2002.

(13)
This Exhibit is incorporated by reference to Exhibit A of the Proxy Statement filed by the Company with the Commission on March 25, 2002.

(14)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 21, 2003.

(15)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on May 15, 2003.

(16)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on November 14, 2003.

QuickLinks

PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principle Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K