Form 10-K/A
period 2003-12-31
WALTER INDUSTRIES INC /NEW/
filed 2004-04-30
CIK 837173

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

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

EXPLANATORY NOTE

This amended Form 10-K/A is being filed to correct certain typographical errors in the Report of Independent Certified Public Accountants on Financial Statement Schedules and in certain Exhibits.

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
(c)	Exhibits—See Index to Exhibits on page E-1 through E-3.

1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INDUSTRIES, INC.
April 29, 2004	/s/ WILLIAM F. OHRT
William F. Ohrt, Executive Vice President and Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	April 29, 2004	/s/ DON DEFOSSET
Don DeFosset, Chairman, President and Chief Executive Officer
	April 29, 2004	/s/ DONALD N. BOYCE*
Donald N. Boyce, Director
	April 29, 2004	/s/ HOWARD L. CLARK*
Howard L. Clark, Jr., Director
	April 29, 2004	/s/ PERRY GOLKIN*
Perry Golkin, Director
	April 29, 2004	/s/ JERRY W. KOLB*
Jerry W. Kolb, Director
	April 29, 2004	/s/ SCOTT C. NUTTALL*
Scott C. Nuttall, Director
	April 29, 2004	/s/ BERNARD G. RETHORE*
Bernard G. Rethore, Director
	April 29, 2004	/s/ NEIL A. SPRINGER*
Neil A. Springer, Director
	April 29, 2004	/s/ MICHAEL T. TOKARZ*
Michael T. Tokarz, Director
	April 29, 2004	/s/ WILLIAM F. OHRT
William F. Ohrt, Executive Vice President and Principal Financial Officer
	April 29, 2004	/s/ CHARLES E. CAUTHEN
Charles E. Cauthen, Senior Vice President, Controller and Principal Accounting Officer
* By:
/s/ CHARLES E. CAUTHEN Charles E. Cauthen Attorney-in-Fact

2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
of Walter Industries, Inc.

Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated March 11, 2004 appearing on page F-2 of Form 10-K filed on March 15, 2004 also included an audit of the financial statement schedules listed in Item 15(a)(2) of Form 10-K filed on March 15, 2004. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 11, 2004

3

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

(1)
Notes and accounts written off as uncollectible.

II-1

EXHIBIT INDEX

Exhibit Number			Description
2(a)(i	)	—	Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994(1)
2(a)(ii	)	—	Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995(2)
2(a)(iii	)	—	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified(3)
3(i	)	—	Amended and Restated Certificate of Incorporation of the Company(10)
3(ii	)	—	Amended and Restated By-Laws(15)
10.1		—	Form of Common Stock Registration Rights Agreement(3)
10.2		—	Channel One Registration Rights Agreement(6)
10.3		—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnities parties thereto(4)
10.4		—	Walter Industries, Inc. Directors' Deferred Fee Plan(17)
10.5		—	1995 Long-Term Incentive Stock Plan of Walter Industries, Inc.(5)
10.6		—	Variable Funding Loan Agreement, dated as of March 3, 1995, among Mid-State Trust V Enterprise Funding Corporation and NationsBank N.A. and amendments thereto(7)
10.7		—	Amendment No. 5 to Variable Funding Loan Agreement(8)
10.8		—	Amendment No. 6 to Variable Funding Loan Agreement dated September 27, 2000(9)
10.9		—	Agreement, dated as of November 2, 2000, between the Company and Donald DeFosset(11)
10.10		—	Agreement, dated as of October 31, 2000, between the Company and Joseph J. Troy(14)
10.11		—	Agreement, dated as of December 29, 2001, between the Company and William F. Ohrt(12)
10.12		—	Agreement, dated as of December 29, 2001, between the Company and Anthony L. Hines(12)
10.13		—	Agreement dated September 29, 2000 between the Company and George R. Richmond(14)
10.14		—	2002 Long-Term Incentive Award Plan of Walter Industries, Inc.(13)
10.15		—	Agreement, dated as of July 24, 2002 between the Company and Victor Patrick(17)
10.16		—	Agreement, dated as of January 6, 2003, between the Company and Brad Kitterman(17)

10.17	—
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
10.19	—	Stock Purchase Agreement dated October 30, 2003 by and among Walter Industries, Inc., Wellspring Aluminum Acquisition Co. 2 and Wellspring Capital Partners III, LP(17)
21	—	Subsidiaries of the Company(17)
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

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

(17)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 15, 2004.

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K