Form 10-Q
period 2004-03-31
WALTER INDUSTRIES INC /NEW/
filed 2004-05-10
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

        There were 37,061,923 shares of common stock of the registrant outstanding at April 30, 2004.

PART I—FINANCIAL INFORMATION

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Cash	$13,860	$59,982
Short-term investments, restricted	97,753	100,315
Marketable securities	606	652
Instalment notes receivable, net of allowance of $12,683 and $12,675, respectively	1,762,868	1,757,832
Receivables, net	170,283	155,497
Income taxes receivable	14,054	17,271
Inventories	226,084	215,855
Prepaid expenses	9,925	6,528
Property, plant and equipment, net	346,236	352,529
Investments	6,215	6,326
Deferred income taxes	49,577	47,498
Unamortized debt expense	34,428	35,810
Other long-term assets, net	42,768	35,472
Goodwill and other intangibles, net	148,477	149,962

	$2,923,134	$2,941,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$101,385	$99,889
Accrued expenses	115,733	109,136
Debt:
Mortgage-backed/asset-backed notes	1,801,540	1,829,898
Other senior debt	125,528	113,754
Accrued interest	16,322	17,119
Accumulated postretirement benefits obligation	290,396	292,300
Other long-term liabilities	201,185	202,823

Total liabilities	2,652,089	2,664,919

Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—55,781,912 and 55,692,942 shares	557	557
Capital in excess of par value	1,149,479	1,150,442
Accumulated deficit	(663,567)	(658,965)
Treasury stock—13,813,313 shares, at cost	(164,018)	(164,018)
Accumulated other comprehensive loss	(51,406)	(51,406)

Total stockholders' equity	271,045	276,610

	$2,923,134	$2,941,529

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$265,683	$250,324
Interest income on instalment notes	55,266	54,541
Miscellaneous	5,087	2,310

	326,036	307,175

Cost and expenses:
Cost of sales (exclusive of depreciation)	225,992	203,165
Depreciation	15,252	13,748
Selling, general and administrative	49,760	40,425
Provision for losses on instalment notes	2,130	3,030
Postretirement benefits	2,512	2,266
Interest expense	35,671	34,989
Amortization of other intangibles	1,485	1,474
Restructuring and impairment charges	155	—

	332,957	299,097

Income (loss) from continuing operations before income tax expense	(6,921)	8,078
Income tax benefit (expense)	2,319	(2,391)

Income (loss) from continuing operations	(4,602)	5,687
Discontinued operations, net of income taxes	—	5,597
Cumulative effect of change in accounting principle (net of income tax expense of $123)	—	376

Net income (loss)	$(4,602)	$11,660

Basic income (loss) per share:
Income from continuing operations	$(0.11)	$0.13
Discontinued operations	—	0.12
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$(0.11)	$0.26

Diluted income (loss) per share:
Income from continuing operations	$(0.11)	$0.13
Discontinued operations	—	0.12
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$(0.11)	$0.26

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For The Three Months Ended March 31, 2004

(UNAUDITED)

(in thousands)

	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Capital in Excess	Treasury Stock
Balance at December 31, 2003	$276,610		$(658,965)	$(51,406)	$557	$1,150,442	$(164,018)
Comprehensive loss:
Net loss	(4,602)	$(4,602)	(4,602)

Stock issuances under employee plans	295					295
Dividends paid, $0.03 per share	(1,258)					(1,258)

Balance at March 31, 2004	$271,045		$(663,567)	$(51,406)	$557	$1,149,479	$(164,018)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(4,602)	$5,687
Adjustments to reconcile income to net cash provided by (used in) continuing operations:
Provision for losses on instalment notes receivable	2,130	3,030
Depreciation	15,252	13,748
Provision for (benefit from) deferred income taxes	(2,079)	5,133
Accumulated postretirement benefits obligation	(1,904)	(1,750)
Provision for (benefit from) other long-term liabilities	(1,638)	334
Amortization of other intangibles	1,485	1,474
Amortization of debt expense	1,382	1,016
Decrease (increase) in assets:
Short-term investments, restricted	2,562	(1,644)
Marketable securities	46	445
Receivables, net	(14,786)	17,084
Income taxes receivable	3,217	(5,701)
Inventories	(10,229)	(21,989)
Prepaid expenses	(3,397)	(2,484)
Increase (decrease) in liabilities:
Accounts payable	1,496	9,461
Accrued expenses	10,208	(8,845)
Accrued interest	(797)	(1,874)

Cash flows provided by (used in) continuing operations	(1,654)	13,125
Cash flows provided by (used in) discontinued operations	(3,611)	6,311

Cash flows provided by (used in) operating activities	(5,265)	19,436

INVESTING ACTIVITIES
Notes originated from sales and resales of homes	(121,243)	(122,048)
Cash collections on accounts and payouts in advance of maturity	114,077	106,736
Additions to property, plant and equipment, net of retirements	(8,959)	(13,591)
(Increase) decrease in investments and other assets, net	(7,185)	1,653
Additions to property, plant and equipment of discontinued operations	—	(4,038)

Cash flows used in investing activities	(23,310)	(31,288)

FINANCING ACTIVITIES
Issuance of debt	76,500	114,213
Retirement of debt	(93,084)	(97,092)
Additions to unamortized debt expense	—	(146)
Dividends paid	(1,258)	(1,330)
Exercise of employee stock options	295	65

Cash flows provided by (used in) financing activities	(17,547)	15,710

Net increase (decrease) in cash	(46,122)	3,858
Cash at beginning of period	59,982	8,234

Cash at end of period	$13,860	$12,092

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Walter Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        During December 2003, the Company completed the sales of Applied Industrial Materials Corporation ("AIMCOR") and JW Aluminum Company ("JW Aluminum") (see Note 2). The Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only. Certain reclassifications have been made to prior year's amounts to conform to the current period classifications.

Note 2—Discontinued Operations

        On December 3, 2003, the Company completed the sale of AIMCOR, previously a wholly-owned subsidiary of the Company, to Oxbow Carbon and Minerals LLC ("Oxbow") for $127.7 million, subject to certain post-closing adjustments. This resulted in a loss on the sale of approximately $71.5 million, net of $27.6 million of income tax benefit. Based on the Company's history of taxable earnings and expectations for future earnings, it is more likely than not that the Company will achieve sufficient future taxable income to recognize all of the tax benefits associated with the tax loss from the disposition of AIMCOR. The Company also completed the sale of JW Aluminum, previously a wholly-owned subsidiary of the Company, to Wellspring Capital Management LLC for $125.0 million, subject to certain post-closing adjustments, on December 5, 2003, resulting in a gain on the sale of approximately $20.1 million, net of $15.5 million of income taxes.

        Per the various sales agreements for the divestitures of businesses in 2003, the final sales prices are subject to certain post-closing cash and net working capital adjustments. These cash and working capital adjustments are defined in the sales agreements and are subject to resolution and arbitration processes provided for in the agreements. Receivables at March 31, 2004 and December 31, 2003 included $16.2 million for estimated net cash and working capital adjustments due to the Company. The ultimate recovery of these receivables is subject to the resolution and arbitration processes described above. Management believes it has a valid basis for its claims and intends to vigorously pursue recovery through these resolution and arbitration processes.

        Net sales and revenues and income from discontinued operations were as follows (in thousands):

	For the three months ended March 31,
	2004	2003
Net sales and revenues	$—	$156,176
Income from discontinued operations before income tax expense	$—	$8,848
Income tax expense	—	(3,251)

Income from discontinued operations	$—	$5,597

        AIMCOR and JW Aluminum were each previously reported in the Carbon and Metals and the Industrial Products segments, respectively. As a result of the adoption of plans to dispose of these subsidiaries, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," their operations have been classified as discontinued operations in the accompanying statements of operations for the three months ended March 31, 2003.

Note 3—Stock Options & Stock Compensation

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options using the intrinsic value method at the grant dates. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months ended March 31,
	2004	2003
Net income (loss), as reported	$(4,602)	$11,660
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	544	774

Pro forma net income (loss)	$(5,146)	$10,886

	For the three months ended March 31,
	2004	2003
Net income (loss) per share(1):
Basic—as reported	$(0.11)	$0.26
Basic—pro forma	(0.12)	0.25
Diluted—as reported	(0.11)	0.26
Diluted—pro forma	(0.12)	0.24

(1)
Weighted average basic shares outstanding were used in 2004 as the use of fully diluted shares would have an anti-dilutive effect.

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for the three months ended March 31 were:

	2004	2003
Risk free interest rate	5.02%	3.97%
Dividend yield	1.00%	1.00%
Expected life (years)	7.0	8.0
Volatility	39.86%	40.17%

        During the first quarter of 2004, the Company established the Long-Term Incentive Award Plan Restricted Stock Unit Award Agreement (the "Agreement") pursuant to the provisions of the 2002 Long-Term Incentive Award Plan. Under the Agreement, restricted stock units fully vest after seven years of continuous employment with the Company. The Agreement contains an acceleration provision for the vesting period if the stock price of the Company reaches certain established amounts. The Company records deferred compensation related to the restricted stock units as a component of capital in excess of par value in the period of grant based on the number of units granted and the market value of the Company's stock on the grant date and amortizes the deferred compensation to expense over the vesting period.

Note 4—Restructuring and Impairments

        On December 1, 2003, the Company announced that Jim Walter Resources expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. The mine was originally scheduled to close in 2006. However, given the poor operating conditions, management concluded that it was not economically feasible to access Mine No. 5's remaining coal reserves beyond 2004. On April 6, 2004, the Company announced that it would extend its coal production schedule for Mine No. 5 to mid-2005 due to favorable increases in metallurgical coal prices around the world. The Company previously estimated total costs of the shutdown at approximately $17.8 million, of which approximately $12.7 million would qualify as restructuring costs. As a result of the delay in the shutdown of the mine, total expected costs have decreased to approximately $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. Due to the change in the timing of the mine shutdown and the related decrease in estimated restructuring costs, the Company remeasured the liability, resulting in a $0.1 million reversal of amounts previously charged to restructuring expense in

2003. Estimated costs associated with the shutdown and amounts recorded as restructuring expenses are as follows (in thousands):

	Total Expected Costs	Total restructuring expenses recognized	Restructuring charges (adjustments) expensed (reversed) for the three months ended March 31, 2004	Restructuring charges expensed from inception to December 31, 2003
Termination benefits	$4,046	$700	$(141)	$841
Other employee-related costs	8,475	5,790	—	5,790
Other costs	2,001	67	—	67

Total	$14,522	$6,557	$(141)	$6,698

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

        Amounts recorded in accrued restructuring are as follows (in thousands):

	For the three months ended March 31, 2004	For the year ended December 31, 2003
Beginning balance	$973	$—
Restructuring expense	—	973
Restructuring payments	—	—
Adjustments	(141)	—

Ending balance	$832	$973

        On April 29, 2003, U.S. Pipe, the primary component of the Industrial Products segment, ceased production and manufacturing operations at its castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and resulted in the termination of approximately 80 employees. Exit costs associated with the plant closure were estimated to be $6.5 million of which approximately $6.2 million has already been recognized. The remaining costs to be incurred relate to site clean-up costs and a commitment to purchase electrical power that terminates in 2006. At March 31, 2004, approximately $0.3 million was recorded in accrued expenses for restructuring, primarily for site cleanup costs that were incurred during the three months ended March 31, 2004. Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Total restructuring expenses recognized	Restructuring charges expensed for the three months ended March 31, 2004	Restructuring and impairment charges expensed from inception to December 31, 2003
One-time termination benefits	$819	$742	$16	$726
Contract termination costs	324	285	—	285
Other associated costs	657	507	280	227
Write-off of property, plant and equipment and related parts and materials	4,700	4,700	—	4,700

Total	$6,500	$6,234	$296	$5,938

        Other associated costs principally include site clean-up costs that will be expensed as restructuring charges as incurred.

        Amounts recorded in accrued restructuring are as follows (in thousands):

	For the three months ended March 31, 2004	For the year ended December 31, 2003
Beginning balance	$243	$—
Restructuring expense	296	1,238
Restructuring payments	(214)	(995)

Ending balance	$325	$243

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at March 31, 2004 and December 31, 2003 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts IV, VI, VII, VIII, IX, X and XI (the "Trusts") ($90.9 million and $94.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated amounts restricted to specific uses ($6.8 million and $6.3 million), respectively.

Note 6—Instalment Notes Receivable

        Instalment notes receivable are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Instalment notes receivable	$1,692,508	$1,695,040
Mortgage loans receivable	83,043	75,467
Less: Allowance for losses on instalment notes	(12,683)	(12,675)

Net	$1,762,868	$1,757,832

        During the three months ended March 31, 2004, the Company purchased portfolios of $8.3 million of seasoned mortgage loan receivables.

        Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the three months ended ended March 31,
	2004	2003
Balance at beginning of period	$12,675	$11,274
Provisions charged to income	2,130	3,030
Charge-offs, net of recoveries	(2,122)	(2,957)

Balance at end of period	$12,683	$11,347

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Finished goods	$130,272	$116,068
Goods in process	35,755	25,988
Raw materials and supplies	43,582	54,944
Repossessed houses held for resale	16,475	18,855

Total inventories	$226,084	$215,855

Note 8—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Mortgage-Backed/Asset-Backed Notes and Variable Funding Loan:
Trust IV Asset Backed Notes	$377,021	$398,544
Trust VI Asset Backed Notes	218,820	228,620
Trust VII Asset Backed Notes	189,857	196,461
Trust VIII Asset Backed Notes	245,087	254,182
Trust IX Variable Funding Loan	164,759	129,759
Trust X Asset Backed Notes	320,368	328,121
Trust XI Asset Backed Notes	285,628	294,211

	1,801,540	1,829,898

Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	14,800	—
Term Loan, net of discount of $1,353 and $1,440, respectively	110,728	113,754

	125,528	113,754

Total	$1,927,068	$1,943,652

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consists of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the term loan (see Note 14). The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the revolving credit facility is a floating rate of 350 basis points over LIBOR and on the term loan was a floating rate of 425 basis points over LIBOR. LIBOR was 1.1% and 1.2% at March 31, 2004 and December 31, 2003, respectively.

        In connection with the 2003 Credit Facility, the Company originally incurred debt issuance costs of approximately $5.4 million, which is being amortized over the life of the loans. In addition, the Company recorded a discount on the term loan of approximately $3.2 million, which was recorded as a reduction of the term loan and was being accreted to face value over the life of the loan. As the result of the previously noted repayment of the term loan, remaining term loan debt issue costs of $1.2 million and discount of $1.4 million will be charged to interest expense in the quarter ending June 30, 2004. At March 31, 2004, approximately $2.2 million of debt issue costs remain related to the revolving credit facility, which will continue to be amortized through its scheduled maturity in 2008.

        Effective March 24, 2004 and April 13, 2004, the Company entered into amendments of the 2003 Credit Agreement. These amendments were obtained to provide the Company with flexibility in the timing of its long term financing under mortgage-backed/asset-backed notes; to permit the issuance of senior convertible notes; and to increase the amount of shares that could be repurchased under the Credit Agreement. These amendments modify the Credit Agreement as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) the Company's Consolidated Leverage Ratio as defined in the Agreement is not permitted to be greater than 2.75 to 1.00, or in the event that there have been no CMO Financing Cash Proceeds during the Four-Quarter period ending June 30, 2004, the Consolidated Leverage Ratio cannot be greater than 3.30 to 1.00; (c) the requirement that the Consolidated Fixed Charge Coverage Ratio be tested as of the end of the Four-Quarter Period ending June 30, 2004 in the event there have been no CMO Financing Cash Proceeds during the Four-Quarter Period ending June 30, 2004 has been deleted; and (d) the Company is permitted to incur additional indebtedness related to the issuance of convertible senior subordinated notes and to repurchase additional shares of the Company's common stock.

        The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At March 31, 2004 letters of credit with a face amount of $61.1 million were outstanding and approximately $169.1 million was available under the Revolving Credit Facility.

        The Mid-State Trust IX Variable Funding Loan Facility is a $400.0 million warehouse facility with Bank of America as lender and as Administrative Agent. Interest is based on the cost of A-1 and P-1 rated commercial paper plus .35% and a facility fee on the committed amount of .40%. The weighted average interest rate was 1.78% as of March 31, 2004. Trust IX matured on February 2, 2004 and was then renewed to January 31, 2005.

Note 9—Pension and Other Employee Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	March 31,		March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,961	$1,862	$475	$459
Interest cost	5,568	5,580	3,927	3,810
Expected return on plan assets	(5,533)	(4,925)	—	—
Amortization of transition amount	(1)	(173)	—	—
Amortization of prior service cost	179	216	(1,634)	(1,634)
Amortization of net loss (gain)	1,540	1,465	(93)	(660)

Net periodic benefit cost	3,714	4,025	2,675	1,975
Discontinued operations	—	—	—	45

Net periodic benefit cost for continuing operations	$3,714	$4,025	$2,675	$2,020

        In January 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") SFAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides a one-time election to defer the accounting for the effects of the Act until further guidance is provided by the FASB. The Company has made such election. Accordingly, measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in these financial statements or accompanying notes do not reflect the effects of the Act on the other postretirement plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Note 10—Earnings Per Share

        Calculations of basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(4,602)	$(4,602)	$11,660	$11,660

Shares of common stock outstanding:
Average number of common shares	41,927	41,927	44,317	44,317
Effect of diluted securities:
Stock options(1)	—	—	—	218

	41,927	41,927	44,317	44,535

Net income (loss) per share	$(0.11)	$(0.11)	$0.26	$0.26

(1)
Weighted average basic shares outstanding were used in 2004 as the use of fully diluted shares would have an anti-dilutive effect.

Note 11—Segment Information

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Three months ended March 31,
	2004	2003
Net sales and revenues:
Homebuilding	$64,117	$64,530
Financing	60,980	59,230
Industrial Products	114,077	95,844
Natural Resources	64,654	66,676
Other	26,822	26,479
Consolidating Eliminations	(4,614)	(5,584)

Net sales and revenues	$326,036	$307,175

Operating income (loss)(a):
Homebuilding	$(8,809)	$1,963
Financing(b)	13,847	15,060
Industrial Products	(1,550)	(3,925)
Natural Resources	(2,313)	1,327
Other	(3,929)	(2,135)
Consolidating Eliminations	(222)	(679)

Operating income (loss)	(2,976)	11,611
Less: Senior debt interest expense	(3,945)	(3,533)

Income (loss) from continuing operations before income taxes	(6,921)	8,078
Income tax benefit (expense)	2,319	(2,391)

Income from continuing operations	$(4,602)	$5,687

Depreciation:
Homebuilding	$1,245	$981
Financing	338	199
Industrial Products	6,853	6,818
Natural Resources	5,594	4,238
Other	1,222	1,512

Total	$15,252	$13,748

(a)
During the quarter ended March 31, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes an allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

(b)
Operating income amounts are net of amortization of other intangibles of $1,485 and $1,474 for the three months ended March 31, 2004 and 2003, respectively, and interest expense on the mortgage-backed/asset-backed notes of $31,726 and $31,456 for the three months ended March 31, 2004 and 2003, respectively.

Note 12—Asset Retirement Obligations—Adoption of SFAS Statement 143

        The Company adopted SFAS 143, Accounting for Asset Retirement Obligations, as of January 1, 2003. Under SFAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. The adoption of SFAS 143 in the first quarter of 2003 resulted in an increase to net property, plant and equipment of approximately $0.9 million, a net increase to the asset retirement obligation of approximately $0.4 million, and as a cumulative effect of a change in accounting principle, a pretax increase in income of approximately $0.5 million ($0.4 million, net of taxes).

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

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. After adjustment for these items, the Company estimates that the amount of tax presently claimed by the IRS is approximately $34 million for issues currently in dispute in the Adversary Proceeding. This amount is subject to interest and penalties. Of the $34 million in claimed tax, $21 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Substantially all of the issues in the Proof of Claim which have not been settled or conceded have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

        The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeals substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The Company believes that its tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

  Miscellaneous Litigation

        In 2003, the Company increased its accruals for outstanding litigation by approximately $6.5 million, principally related to the settlement of a class action employment matter at U.S. Pipe. While settlement remains subject to court approval and other formalities, the settlement amount was paid into escrow in May of 2004. The settlement is expected to be finalized in June or July of 2004.

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on its consolidated financial position.

Note 14—Subsequent Events

        On April 20, 2004, the Company issued convertible senior subordinated notes in the aggregate principal amount of $175 million. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and will mature on May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable by the Company at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1 of 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

        The notes bear interest at 3.75% per annum. Also, during certain periods commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company's common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. Holders can surrender their notes for conversion in any fiscal quarter after the quarter ending June 30, 2004 (and only during such fiscal quarter) if the last reported sale price per share of Walter Industries' common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries' common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, upon the occurrence of certain corporate transactions or if future credit ratings are three or more subcategories below the initial credit rating.

        The notes are unsecured senior subordinated obligations and are junior in right of payment to any senior debt of the Company and the Company's subsidiaries' and other liabilities, including trade payables.

        Proceeds upon issuance of the notes were $168.5 million, net of approximately $6.5 million of underwriting fees and expenses. A portion of the proceeds was used to repay in full the Term Loan, which had a principal balance outstanding of $111.7 million. Using the remaining proceeds and net borrowings under the Revolving Credit Facility, the Company repurchased approximately five million shares of its common stock for approximately $63.0 million of which approximately four million shares were repurchased from certain affiliates of Kohlberg, Kravis, Roberts and Co ("KKR"). After the repurchase, KKR affiliates own approximately 27% of the Company's outstanding stock.

        On April 22, 2004, the Board of Directors declared a $0.03 per share dividend, payable on June 11, 2004, to shareholders of record on May 13, 2004.

        On April 28, 2004, the Company announced the resignation of Brad Kitterman, President, United States Pipe and Foundry Company, Inc. effective May 10, 2004.

        On April 30, 2004, the Company completed the sale of the assets of Vestal Manufacturing Company, a wholly-owned subsidiary, for $6.0 million, subject to certain post-closing adjustments. The sale is expected to result in an after tax loss of approximately $0.8 million, to be recorded in the second quarter of 2004. Michael T. Tokarz, a member of the Company's Board of Directors, is also the chairman and investment manager of MVC Capital, an investment fund that participated in the acquisition of Vestal's assets. Mr. Tokarz owns less than five percent of the equity of MVC Capital. There were no fees paid to Mr. Tokarz in connection with the sale. The Company's Board of Directors received a fairness opinion in respect of the transaction and Mr. Tokarz took no part in the consideration of the transaction by, or the vote of, the Board.

Note 15—New Accounting Pronouncements

        In December 2003 the FASB released revised FASB Statement No. 132 ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. Required disclosures for the interim period ended March 31, 2004 have been incorporated in Note 9 to these consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Notes 2 and 11 of "Notes to Consolidated Financial Statements," which describe the Company's discontinued operations recorded in 2003, as well as sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended March 31, 2004 and 2003

	For the three months ended March 31, 2004
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$64,060	$4,298	$113,790	$63,034	$24,889	$(4,388)	$265,683
Interest income on instalment notes	—	55,266	—	—	—	—	55,266
Miscellaneous income	57	1,416	287	1,620	1,933	(226)	5,087

Net sales and revenues	64,117	60,980	114,077	64,654	26,822	(4,614)	326,036
Cost of sales	52,003	3,163	99,056	55,344	20,738	(4,312)	225,992
Interest expense(1)	—	31,726	—	—	—	—	31,726

Gross profit/net interest income	12,114	26,091	15,021	9,310	6,084	(302)	68,318
Depreciation	1,245	338	6,853	5,594	1,222	—	15,252
Selling, general & administrative	19,801	8,335	9,866	2,758	9,080	(80)	49,760
Provision for losses on instalment notes	—	2,130	—	—	—	—	2,130
Postretirement benefits	(123)	(44)	(444)	3,412	(289)	—	2,512
Amortization of other intangibles	—	1,485	—	—	—	—	1,485
Restructuring & impairment charges	—	—	296	(141)	—	—	155

Operating income (loss)	$(8,809)	$13,847	$(1,550)	$(2,313)	$(3,929)	$(222)	(2,976)

Senior debt interest expense							(3,945)

Loss from continuing operations before income taxes							$(6,921)

(1)
Excludes senior debt interest expense.

	For the three months ended March 31, 2003
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$64,500	$3,212	$95,525	$68,605	$23,387	$(4,905)	$250,324
Interest income on instalment notes	—	54,541	—	—	—	—	54,541
Miscellaneous income	30	1,477	319	(1,929)	3,092	(679)	2,310

Net sales and revenues	64,530	59,230	95,844	66,676	26,479	(5,584)	307,175
Cost of sales	46,816	1,363	81,653	55,529	22,264	(4,460)	203,165
Interest expense(1)	—	31,456	—	—	—	—	31,456

Gross profit/net interest income	17,714	26,411	14,191	11,147	4,215	(1,124)	72,554
Depreciation	981	199	6,818	4,238	1,512	—	13,748
Selling, general & administrative(2)	14,815	6,661	11,767	2,697	4,930	(445)	40,425
Provision for losses on instalment notes	—	3,030	—	—	—	—	3,030
Postretirement benefits	(45)	(13)	(469)	2,885	(92)	—	2,266
Amortization of other intangibles	—	1,474	—	—	—	—	1,474
Restructuring & impairment charges	—	—	—	—	—	—	—

Operating income (loss)	$1,963	$15,060	$(3,925)	$1,327	$(2,135)	$(679)	11,611

Senior debt interest expense							(3,533)

Income from continuing operations before income taxes							$8,078

(1)
Excludes senior debt interest expense.

(2)
During the quarter ended March 31, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes on allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

Overview

        The Company's net loss for the quarter ended March 31, 2004 was $4.6 million, or $0.11 per diluted share, which compares to net income in the year ago period of $11.7 million, or $0.26 per diluted share. Income from continuing operations for the year ago period was $5.7 million or $0.13 per diluted share. The net loss for the current period principally reflects issues in the Company's Homebuilding segment, including the impact of lower orders in the fourth quarter of 2003, higher material and other costs, and challenges related to a reorganization and implementation of a new enterprise system. The quarterly results also include losses that were anticipated in the Industrial Products and Natural Resources segments. While its operating income has declined slightly, the Financing segment continues to perform well and has experienced continued improvements in portfolio performance. Principal factors impacting the current period results compared to the year ago period included:

  •
  The Homebuilding segment had fewer unit completions and higher costs that resulted in lower margins.

  •
  Price increases in Industrial Products during late 2003 and 2004, including two price increases during the quarter ended March 31, 2004, have helped to offset increases in scrap metal and natural gas costs.

  •
  Increased costs associated with two longwall moves at Natural Resources that were completed in the first quarter of 2004. Additionally, the longwall moves resulted in reduced coal and natural gas production.

  •
  Operating income decreased in the Financing segment primarily due to increased accruals associated with repossessed homes inventory, offset by decreased provisions for losses on instalment receivables.

  •
  Higher prepayment speeds and lower delinquencies helped to offset the increase in repossessed homes accruals compared to the prior year period.

Other developments, trends and factors that may impact future results include:

  •
  Natural Resources has completed its 12-month contract negotiations for metallurgical coal shipments beginning in July 2004. Metallurgical coal sales prices reflected in these contracts are up 54% over the prior contract period.

  •
  Natural Resources postponed the shutdown of Mine No. 5 from the second half of 2004 to the middle of 2005, as favorable metallurgical coal pricing is expected to make the additional coal production economically feasible.

  •
  Recent price increases in Industrial Products have taken hold and scrap metal costs have declined recently.

  •
  In Homebuilding, initiatives are underway to turn around performance, including the hiring of key personnel, enhancements to marketing programs, introduction of new models and increased pricing.

  •
  Furnace coke pricing at Sloss (included in the Other segment) has increased due to a new long-term contract with a major customer that significantly exceeds pricing in the 2003 period.

  •
  On April 20, 2004, the Company issued $175 million of 3.75% Convertible Senior Subordinated Notes. The proceeds from this offering were used primarily to prepay in full the higher floating rate term loan and to repurchase approximately five million shares of the Company's outstanding common stock. The Company does not expect a significant impact on interest expense for 2004, but if interest rates rise the Company expects to benefit on a long-term basis as a result of the fixed rate nature of the convertible notes as compared to the floating rate debt.

        Net sales and revenues for the three months ended March 31, 2004 were $326.0 million, a 6.1% increase from $307.2 million for the quarter ended March 31, 2003, primarily driven by U.S. Pipe's improved pricing and volumes.

        Cost of sales, exclusive of depreciation, of $226.0 million was 85.1% of net sales in the 2004 period versus $203.2 million and 81.2% of net sales in the comparable period of 2003. The increase of $22.8 million and decrease in gross margin percentage is primarily due to increased coal production costs and lower gas revenues in the Natural Resources segment, higher costs for scrap metal, natural gas, other raw materials and workers' compensation in the Industrial Products segment and higher lumber and other costs in the Homebuilding segment.

        Depreciation for the three months ended March 31, 2004 was $15.3 million, an increase of $1.5 million from the same period in 2003 primarily due to higher depreciation expense at Natural Resources as a result of the purchase of new longwall equipment.

        Selling, general and administrative expenses of $49.8 million were 15.3% of net sales and revenues in the 2004 period, compared to $40.4 million and 13.2% in 2003. The increase was primarily attributable to the Homebuilding segment where costs increased approximately $5.0 million related to increases in advertising, workers' compensation, severance, consulting, payroll and depreciation ($3.8 million) and other reorganization costs ($1.2 million). The Financing segment increased $1.6 million versus the prior year period, primarily due to increased accruals associated with repossessed homes inventory. In addition, Corporate expenses were higher in the current period compared to the prior year period primarily due to bonus and medical accrual adjustments of approximately $1.8 million that decreased expenses in the prior year period. The remainder of the increase is primarily attributable to higher insurance costs.

        Provision for losses on instalment notes decreased to $2.1 million in the 2004 period, compared to $3.0 million in 2003 due to improved recoveries on resales of repossessed homes.

        Interest expense was $35.7 million in the 2004 period, an increase of $0.7 million from the same period in 2003 primarily due to higher interest rates offset by lower outstanding debt balances. The average rate of interest for all borrowings for the three months ended March 31, 2004, was 7.07% as compared to 6.47% for the three months ended March 31, 2003.

        The Company's effective tax rate for the three months ended March 31, 2004 and 2003 differed from the Federal statutory rate primarily due to the utilization of federal depletion tax credits related to the Company's mining operations and the effect of state income taxes.

        The loss from continuing operations and net loss for the three months ended March 31, 2004 was $4.6 million or $0.11 per diluted share, compared to income from continuing operations of $5.7 million, or $0.13 per diluted share, and net income of $11.7 million, or $0.26 per diluted share, in the comparable 2003 period. The prior year period included income from discontinued operations for AIMCOR and JW Aluminum of $5.6 million, or $0.12 per diluted share. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

  Homebuilding

        Net sales and revenues were $64.1 million for the three months ended March 31, 2004, a decrease of $0.4 million from the quarter ended March 31, 2003 as a result of lower unit completions, partially offset by a higher average selling price. The higher selling price reflects the Company's ongoing strategy to market and sell larger homes with more amenities. Unit completions decreased by 66, or 6.7%, compared to the year earlier period. The modular business completed 150 homes in the current quarter, 46 more than the year-ago period due to better weather in 2004. Excluding the modular business, 763 units were completed in the current period, compared to 875 in the year-ago period. Fewer units were completed in the current period due to a reduced fourth quarter 2003 advertising campaign and promotional incentives.

	Three months ended March 31,
	2004	2003
Homes Completed	913	979
Average Net Selling Price	$70,100	$65,900

        The estimated backlog at March 31, 2004 of homes to be constructed was $141.9 million, or 2,024 homes, compared to $140.0 million, or 2,060 homes, at December 31, 2003 and $138.9 million, or 2,109 homes, at March 31, 2003.

        The operating loss was $8.8 million for the three months ended March 31, 2004 compared to operating income of $2.0 million in the year-ago period. This decrease was primarily due to fewer unit completions ($2.4 million), reduced margins due to higher lumber costs ($2.0 million) and other job costs ($2.6 million), plus increases in advertising, workers compensation, severance, consulting, payroll and depreciation ($3.8 million). The Homebuilding segment has had two price increases since October 1, 2003 in response to rising lumber costs. The October 1, 2003 price increase was 3% and the March 13, 2004 price increase was 5%. A third price increase is planned for the second quarter of 2004. In the event lumber costs continue to increase during the remainder of 2004, the Company plans additional price increases.

        During 2004, the Company launched the following initiatives to focus on increasing home sales and improving margins:

  •
  Completed a competitive pricing and cost analysis which resulted in a base price increase of 5% to 8% that is expected in impact the 2nd half of 2004. This will offset the increase in lumber costs experienced in late 2003 and the first quarter of 2004.

  •
  Instituted cost-reduction measures, including the closing of eight unprofitable model home parks, the outsourcing and reduction of advertising costs and a headcount reduction of 175 positions. This is estimated to result in approximately $7 million in cost reductions on an annualized basis.

  •
  Launched five new higher price-point models and began to redesign older home configurations to better reflect today's consumer tastes.

  •
  Introduced new marketing and advertising campaigns that reflect regional distinctions and target market-specific demographics.

  •
  Implemented a reorganization and profit improvement plan that emphasises regional and divisional accountability for bottom line results.

  •
  Hired a new Homebuilding president, chief financial officer and vice-president of sales, all with extensive homebuilding backgrounds.

        While these initiatives were launched to increase productivity and profitability, the Homebuilding segment is not expected to return to profitability until the fourth quarter of 2004.

  Financing

        Net sales and revenues were $61.0 million in the 2004 period, an increase of $1.8 million from $59.2 million for year-ago period. This was the result of higher outstanding note balances, higher prepayment-related income and increased insurance revenues. Operating income decreased by $1.2 million, to $13.8 million in the 2004 period primarily due to increased accruals associated with repossessed homes inventory, partially offset by a decline in the provision for losses on instalment notes. Prepayment speeds were 8.38% in the 2004 period, down 83 basis points from the fourth quarter of 2003, reflecting industry-wide increases in mortgage rates during the period. Prepayment speeds were 7.61% in the prior year period. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.2% at March 31, 2004, down from 6.8% at March 31, 2003 and from 6.3% at December 31, 2003, reflecting strong portfolio performance.

  Industrial Products

        Net sales and revenues were $114.1 million for the three months ended March 31, 2004 compared to $95.8 million in the year-earlier period. This increase was due to higher sales prices and increased sales volumes primarily for ductile iron pipe, which had a 14% increase in selling price and a 5.6% increase in sales volume. Prices were lower in the prior year as a result of an industry price war that began in the second quarter of 2002. Industrial Products has had four price increases since June 2003 in response to higher scrap and other manufacturing costs. The third price increase took effect January 1, 2004 and the fourth took effect March 15, 2004.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at March 31, 2004 was approximately $126 million compared to $86 million at December 31, 2003.

        Operating loss for the segment improved to $1.6 million from a $3.9 million loss in the prior-year period. The improvement was primarily attributable to higher sales prices ($13.4 million) and slightly higher volumes ($2.3 million), partially offset by higher costs for scrap metal ($11.2 million), natural gas ($2.8 million) and workers' compensation ($0.4 million). Prior period results also reflected $1.7 million to settle a commercial dispute during 2003 that had previously been accrued in the Other segment; accordingly there was no net impact on consolidated results of operations in that period.

  Natural Resources

        Net sales and revenues were $64.7 million for the three months ended March 31, 2004, a decrease of $2.0 million from the $66.7 million in the prior year period. This decrease was the result of reduced coal and gas production due to planned longwall moves in Mines No. 5 and No. 7 during 2004, partially offset by higher methane gas prices.

	Three months ended March 31,
	2004	2003
Average Natural Gas Selling Price (per MCF)	$6.16	$5.24
Billion Cubic Feet of Natural Gas Sold	2.0	2.3
Number of Natural Gas Wells	387	378
Average Coal Selling Price (per Ton)	$35.36	$35.49
Tons of Coal Sold	1.5 million	1.5 million

        For the three months ended March 31, 2004, Natural Resources' operating loss was $2.3 million, compared to operating income of $1.3 million in the prior year period. The decline was due to increased costs associated with the two longwall moves which reduced gas revenues and increased coal production costs. The higher costs were partially offset by increased gas income from higher prices.

  Other

        Net sales and revenues were $26.8 million for the three months ended March 31, 2004, an increase of $0.3 million from the $26.5 million in the prior year period. Land sales were $0.2 million higher than the previous period and Sloss revenues were $0.6 million higher than the previous period. Sloss revenues increased in the current period due to increased sales volumes and prices. Sloss operating income was $3.0 million higher than the previous year period due to higher furnace coke volumes and increased pricing.

        Net general corporate expenses principally included in selling, general and administrative expense were $5.9 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003. Prior period expenses were lower as a result of bonus and medical accrual adjustments in the prior year period of approximately $1.8 million and the allocation of approximately $1.7 million in legal expenses from corporate expenses to the Industrial Products segment. In 2004, corporate expenses were also higher due to higher professional service fees of $0.7 million related to internal and external audit fees and consulting costs associated with evaluating divestitures of non-core businesses.

FINANCIAL CONDITION

        Cash decreased from $60.0 million at December 31, 2003 to $13.9 million at March 31, 2004 due to the paydown of mortgage-backed debt. See additional discussion in the Statement of Cash Flows section that follows.

        Instalment note receivables, generated principally from the financing of homes constructed by the Homebuilding segment, were $1,692.5 million at March 31, 2004, a decrease of $2.5 million from December 31, 2003 as a result of a decrease in regular payments and prepayments of note balances, partially offset by new homes financed and higher average balances. Mortgage loans increased $7.6 million from the prior year period as a result of seasoned loan acquisitions, partially offset by scheduled loan payments received from customers.

        The allowance for losses on instalment notes receivable was $12.7 million at March 31, 2004 and December 31, 2003. Delinquencies (the percentage of amounts outstanding over 30 days past due),

were 5.2% at March 31, 2004, 6.8% at March 31, 2003 and down from 6.3% at December 31, 2003. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the three months ended March 31,
	2004	2003
Balance at beginning of period	$12,675	$11,274
Provisions charged to income	2,130	3,030
Charge-offs, net of recoveries	(2,122)	(2,957)

Balance at end of period	$12,683	$11,347

        Receivables, net, consisting principally of trade receivables, were $170.3 million at March 31, 2004, an increase of $14.8 million from December 31, 2003. The increase in receivables were due to increased sales activity at U.S. Pipe and Jim Walter Resources during March 2004.

        Income taxes receivable of $14.1 million at March 31, 2004 decreased $3.2 million compared to December 31, 2003 as a result of a tax refund received during the first quarter.

        Inventories increased $10.2 million to $226.1 million at March 31, 2004 compared to $215.9 million at December 31, 2003, primarily related to U.S. Pipe ($13.0 million) from scheduled spring inventory buildups associated with the seasonality of the business.

        Prepaid expenses were $9.9 million at March 31, 2004, an increase of $3.4 million from December 31, 2003, due to the timing of Company-wide property insurance payments, which are amortized over the coverage period.

        Other long-term assets were $42.8 million at March 31, 2004, an increase from $35.5 million at December 31, 2003, reflecting pension contributions of approximately $14.0 million made in January 2004 partially offset by pension expense accruals.

        Mortgage-backed/asset backed notes decreased to $1,801.5 million from $1,829.9 million due to principal payments on the trusts partially offset by borrowings on new loan originations from the sale of homes.

        Other senior debt increased $11.8 million, primarily reflecting net draws on the Revolving Credit Facility of $14.8 million offset by principal payments of $3.0 million on the Term Loan.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of short-term funding are operating cash flows and borrowings under the Revolving Credit Facility and the Trust IX Variable Funding Loan Facility. The Company's principal sources of long-term funding are the convertible senior subordinated notes and its financings under mortgage-backed/asset-backed notes.

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

        At March 31, 2004, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.8 billion and primarily consisted of six issues of public debt providing financing for instalment notes receivable purchased by Mid-State. The debt also includes outstanding borrowings under a $400 million warehouse facility (the "Trust IX Variable Funding Loan Facility") providing temporary financing to

Mid-State for its current purchases of instalment notes from JWH and purchases of loans from Walter Mortgage Company. At March 31, 2004, there was $164.8 million outstanding under this warehouse facility and $235.2 million available under the warehouse facility.

        At March 31, 2004, total debt has decreased by $16.6 million compared to December 31, 2003 comprised of a decrease in mortgage debt of $28.4 million offset by an increase in other senior debt of $11.8 million. During this period, net borrowings of mortgage debt decreased due to principal payments on the various mortgage-backed/asset-backed notes amounting to $63.4 million offset by new loan originations from the sale of homes.

        On April 20, 2004, the Company issued convertible senior subordinated notes in the aggregate principal amount of $175 million. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and will mature on May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1 of 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

        The notes bear interest at 3.75% per annum. Also, during certain periods commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company's common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. Holders can surrender their notes for conversion in any fiscal quarter after the quarter ending June 30, 2004 (and only during such fiscal quarter) if the last reported sale price per share of Walter Industries' common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries' common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, the occurrence of certain corporate transactions or if the credit ratings of the notes are downgraded by three or more levels.

        Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate maturity of the debt. A significant downgrade of the credit rating of the debt would result in an acceleration of the conversion feature of the notes.

        The notes are unsecured senior subordinated obligations and are junior in right of payment to any senior debt of the Company and the Company's subsidiaries and other liabilities including trade payables.

        Proceeds upon issuance of the notes were $168.5 million, net of approximately $6.5 million of underwriting fees. A portion of the proceeds was used to repay in full its Term Loan which had a principal balance outstanding of $111.7 million. Using the remaining proceeds and borrowings under the Revolving Credit Facility, the Company repurchased approximately five million shares of its common stock for approximately $63.0 million which approximately four million shares were repurchased from certain affiliates of Kohlberg, Kravis, Roberts and Co ("KKR"). After the repurchase, KKR affiliates own approximately 27% of the Company's outstanding stock.

        In April 2003, the Company entered into a new $500 million bank credit facility (the "2003 Credit Facility) which consisted of a $245 million senior secured Revolving Credit Facility that matures in

April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. As stated previously, the Term Loan was paid off on April 20, 2004 from the proceeds from the issuance of convertible senior subordinated notes. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the new Revolving Credit Facility is a floating rate of 350 basis points over LIBOR and on the Term Loan was a floating rate of 425 basis points over LIBOR. LIBOR was 1.2% and 1.1% at March 31, 2004 and December 31, 2003, respectively.

        At March 31, 2004 there was $14.8 million of borrowings under the $245 million Revolving Credit Facility. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At March 31, 2004 letters of credit with a face amount of $61.1 million were outstanding. At March 31, 2004 approximately $169.1 million was available under the revolving credit facility.

        The 2003 Credit Facilities, as amended, contain a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends and repurchase stock, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the 2003 Credit Facilities, the Company and its Restricted Subsidiaries (as defined in the 2003 Credit Facilities) are required to maintain specified financial ratios and comply with certain other financial tests.

        Effective March 24, 2004 and April 13, 2004, the Company entered into amendments of the 2003 Credit Agreement. These amendments were obtained to provide the Company with flexibility in the timing of its long term financing under mortgage-backed/asset-backed notes; to permit the issuance of senior convertible notes; and to increase the amount of shares that could be repurchased under the Credit Agreement. These amendments modify the Credit Agreement as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) the Company's Consolidated Leverage Ratio as defined in the Agreement is not permitted to be greater than 2.75 to 1.00, or in the event that there have been no CMO Financing Cash Proceeds during the Four-Quarter period ending June 30, 2004, the Consolidated Leverage Ratio cannot be greater than 3.30 to 1.00; (c) the requirement that the Consolidated Fixed Charge Coverage Ratio be tested as of the end of the Four-Quarter Period ending June 30, 2004 in the event there have been no CMO Financing Cash Proceeds during the Four-Quarter Period ending June 30, 2004 has been deleted; and (d) the Company is permitted to incur additional indebtedness related to the issuance of convertible senior subordinated notes and to repurchase additional shares of the Company's common stock.

        EBITDA, as defined in the 2003 Credit Facilities Agreement, excludes the EBITDA generated by its Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the Financing Trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facilities Agreement could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior secured debt becoming immediately due and payable. At March 31, 2004, the Company was in compliance with these covenants.

        As of March 31, 2004, the Company's bank Credit Facilities were rated BB by Standard Poors and Ba2 by Moody's Investor Services, both with a stable outlook.

        Trust IX is a Delaware Statutory Trust whose assets are limited to pledged instalment notes and mortgages purchased from Mid-State. The Trust IX Variable Funding Loan Facility's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Facility include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 2.5% and 5.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Variable Funding Loan Facility could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Facility that remains uncured might result in the curtailment of the Company's loan production activities and negatively affect its ability to securitize its loan production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at March 31, 2004. Mid-State Homes and Walter Mortgage Company are servicers under the Trust IX Variable Funding Loan Facility and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trust IX Variable Funding Loan Facility, which includes the maintenance of a minimum net worth at Mid-State, which if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition as they no longer would receive servicing fees. The Trust IX Variable Funding Loan Facility matured on February 2, 2004 and was subsequently renewed to January 31, 2005.

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

        In December 2003, Mid-State Capital Corporation, a wholly-owned subsidiary of Mid-State Holdings Corporation, filed a shelf registration statement on Form S-3 totaling $1.2 billion for future permanent financings of notes and mortgages. The Company expects to draw down approximately $250-300 million from a new trust offering in 2004. Such proceeds would be used to repay the Mid-State Trust IX Variable Funding Loan Facility and fund additional instalment notes and mortgages generated from the future sales of homes as well as the purchase of seasoned loans by Walter Mortgage Company.

  Statement of Cash Flows

        Cash was approximately $13.9 million and $60.0 million at March 31, 2004 and December 31, 2003, respectively. The decrease in cash is primarily the result of the funding of new installment notes receivable ($7.2 million), pension contributions ($14.0 million), the purchase of new pipe production and mining equipment, net of retirements ($9.0 million) and the paydown of debt, net of borrowings ($16.6 million).

        Cash flows used in operating activities for the three months ended March 31, 2004, was $5.3 million compared with $19.4 million of cash flows provided for the three months ended March 31, 2003. The reduction in cash flows was principally due to a decrease in income from continuing operations, an increase in receivables and a decrease in cash flows provided by discontinued operations partially offset by an increase in accrued expenses. For the three months ended March 31, 2004, the Company paid approximately $3.6 million of selling expenses related to the disposition of AIMCOR and JW Aluminum.

        Capital expenditures totaled $11.0 million in the three months ended March 31, 2004 related principally to longwall and methane well equipment at Natural Resources and molding equipment at Industrial Products. Commitments for capital expenditures at March 31, 2004 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2004 will approximate $50 million. Actual expenditures in 2004 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        For the three months ended March 31, 2004, the company paid approximately $2.9 million of Other Senior Debt interest. For the year ending December 31, 2004, the Company estimates total interest payments of approximately $10.6 million related to the Other Senior Debt and convertible senior subordinated notes.

        On April 22, 2004, the Board of Directors declared a $0.03 per share dividend paid on June 11, 2004 to shareholders of record on May 13, 2004.

ENVIRONMENTAL

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2003, 2002 and 2001, were approximately $10.8 million, $7.0 million and $7.8 million, respectively. The increase in expenses from 2002 to 2003 occurred at Sloss which increased approximately $4.5 million due to additional compliance costs for ongoing operations primarily related to obtaining a new permit for its Biological Treatment Facility ($1.7 million) and an increase of approximately $2.7 million related to remediation activities mandated by the Enviromental Protection Agency ("EPA"). Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $2.3 million per year in the next five years. Capital expenditures for the years ended December 31, 2003 and 2002 for environmental requirements were $2.0 million and $3.9 million, respectively.

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

        The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently,

U.S. Pipe has been identified as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRPs at such sites and a significant number of the PRP's are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been finalized respecting one of the sites. U.S. Pipe has satisfied its obligations under the Consent Order at a cost that was not material. Natural resource damage claims respecting that same site have now also been made by the State of California, but U.S. Pipe, as a member of the same group of PRPs, believes it has adequate first dollar insurance coverage covering the State's claims. With respect to the other site, the EPA is conducting an inquiry but has not made a settlement demand on the PRP's in respect of the site. Management does not believe that U.S. Pipe's share of any liability will have a material adverse effect on the financial condition of the Company and its subsidiaries, but could be material to results of operations in a reporting period.

        Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence/absence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. An Interim Remedial Measure (IRM) Work Plan for the Chemical Plant groundwater, which was presented to the EPA, was implemented during 2003 with progress continuing in 2004. Monitoring requirements will continue on a long-term basis and contamination levels are expected to continue to decline.

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

        Although no assurances can be given that the Company's subsidiaries will not be required in the future to make material expenditures relating to these or other sites, management does not believe at this time that the cleanup costs, if any, associated with these or other sites will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries, but such cleanup costs could be material to results of operations in a reporting period.

MARKET RISK

        The Company's primary market risk exposures relate to (i) restricted short-term investments, (ii) interest rate risk on the instalment notes receivable portfolio, (iii) prepayments on the instalment notes receivable portfolio, (iv) interest rate risk on short and long-term borrowings, (v) interest rate risk on pension and other post employment benefit obligations and (vi) commodity risks associated with the purchase of raw materials and hedge contracts with respect to the purchase and sales of natural gas. There have been no material changes, other than those described below, to the information in "Item 7a. Qualitative and Quantitative Disclosures About Market Risk" described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

        The Company's exposure to interest rate risk has been reduced due to the issuance of fixed-rate convertible senior subordinated notes and the payoff of the variable-rate Term Loan during April 2004.

        The Company's fixed-rate gross instalment notes receivables were $1.776 billion and fixed-rate mortgage-backed/asset-backed notes were $1.637 billion as of March 31, 2004. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments although changes in interest rates could affect the fair value of such instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

        The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003 the FASB released revised FASB Statement No. 132 (SFAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. Required disclosures for the interim period ended March 31, 2004 have been incorporated in Note 9 to these consolidated financial statements.

CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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
A controversy exists with regard to federal income taxes allegedly owed by the Company. See Note 12 in this Form 10-Q.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 13 in this Form 10-Q). The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company's consolidated financial position.
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 21, 2003, the Company's Board of Directors authorized an increase in the Common Stock share repurchase program to $25.0 million. There is no expiration of this authorized program. During the quarter ended March 31, 2004, there were no share repurchases and at March 31, 2004, $7.5 million remains available under the program. No programs have expired during the quarter ended March 31, 2004 and the Company has not determined to terminate the program.
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
Exhibit Number

		10.20	Amendment No. 3 to Credit Agreement
		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
		32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
		32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer
	(b)	Current Reports on Form 8-K
The Company filed a Current Report on Form 8-K on March 30, 2004 announcing the Third Amendment of its Credit Agreement dated April 17, 2003.
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

Date: May 10, 2004

QuickLinks

WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For The Three Months Ended March 31, 2004 (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES