Form 10-Q
period 2004-06-30
WALTER INDUSTRIES INC /NEW/
filed 2004-08-09
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER INDUSTRIES, INC.

Incorporated in Delaware	IRS Employer Identification No. 13-3429953
4211 W. Boy Scout Boulevard, Tampa, Florida 33607
Telephone Number (813) 871-4811

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

        There were 37,261,225 shares of common stock of the registrant outstanding at July 31, 2004.

PART I—FINANCIAL INFORMATION
WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Cash	$15,650	$59,982
Short-term investments, restricted	103,177	100,315
Marketable securities	604	652
Instalment notes receivable, net of allowance of $12,685 and $12,675, respectively	1,750,296	1,757,832
Receivables, net	178,038	155,497
Income taxes receivable	14,801	17,271
Inventories	215,178	215,855
Prepaid expenses	9,236	6,528
Property, plant and equipment, net	337,242	352,529
Investments	6,117	6,326
Deferred income taxes	43,381	47,498
Unamortized debt expense	37,842	35,810
Other long-term assets, net	40,042	35,472
Goodwill and other intangibles, net	147,125	149,962

	$2,898,729	$2,941,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$95,071	$99,889
Accrued expenses	111,636	109,136
Debt:
Mortgage-backed/asset-backed notes	1,780,950	1,829,898
Senior debt	12,300	113,754
Convertible senior subordinated notes	175,000	—
Accrued interest	16,124	17,119
Accumulated postretirement benefits obligation	286,463	292,300
Other long-term liabilities	202,091	202,823

Total liabilities	2,679,635	2,664,919

Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares Issued—55,885,320 and 55,692,942 shares	559	557
Capital in excess of par value	1,151,161	1,150,442
Accumulated deficit	(655,304)	(658,965)
Treasury stock—18,774,097 and 13,813,313 shares, at cost	(227,038)	(164,018)
Accumulated other comprehensive loss	(50,284)	(51,406)

Total stockholders' equity	219,094	276,610

	$2,898,729	$2,941,529

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$322,363	$294,231
Interest income on instalment notes	56,407	55,552
Miscellaneous	1,098	4,752

	379,868	354,535

Costs and expenses:
Cost of sales (exclusive of depreciation)	258,398	247,306
Depreciation	15,249	13,388
Selling, general and administrative	50,114	43,497
Provision for losses on instalment notes	2,902	3,306
Postretirement benefits	593	2,066
Interest expense—mortgage-backed/asset-backed notes	30,276	31,530
Interest expense—corporate debt	6,206	4,235
Amortization of other intangibles	1,352	1,624
Litigation expense	—	6,500
Restructuring and impairment charges	359	5,887

	365,449	359,339

Income (loss) from continuing operations before income tax expense	14,419	(4,804)
Income tax (expense) benefit	(6,156)	21,760

Income from continuing operations	8,263	16,956
Discontinued operations:
Income from discontinued operations, net of tax expense of $2,052	—	3,632
Estimated loss on disposal of discontinued operations, net of tax benefit of $25,685	—	(47,700)

Net income (loss)	$8,263	$(27,112)

Basic income (loss) per share:
Income from continuing operations	$0.22	$0.39
Discontinued operations	—	(1.01)

Net income (loss)	$0.22	$(0.62)

Diluted income (loss) per share:
Income from continuing operations	$0.21	$0.38
Discontinued operations	—	(0.99)

Net income (loss)	$0.21	$(0.61)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$588,046	$544,555
Interest income on instalment notes	111,673	110,092
Miscellaneous	6,185	7,063

	705,904	661,710

Costs and expenses:
Cost of sales (exclusive of depreciation)	484,390	450,471
Depreciation	30,501	27,136
Selling, general and administrative	99,874	83,922
Provision for losses on instalment notes	5,032	6,336
Postretirement benefits	3,105	4,332
Interest expense—mortgage-backed/asset-backed notes	62,002	62,986
Interest expense—corporate debt	10,151	7,767
Amortization of other intangibles	2,837	3,098
Litigation expense	—	6,500
Restructuring and impairment charges	514	5,887

	698,406	658,435

Income from continuing operations before income tax expense	7,498	3,275
Income tax (expense) benefit	(3,837)	19,369

Income from continuing operations	3,661	22,644
Discontinued operations:
Income from discontinued operations, net of tax expense of $5,303	—	9,229
Estimated loss on disposal of discontinued operations, net of tax benefit of $25,685	—	(47,700)
Cumulative effect of change in accounting principle, net of income tax expense of $123	—	376

Net income (loss)	$3,661	$(15,451)

Basic income (loss) per share:
Income from continuing operations	$0.09	$0.51
Discontinued operations	—	(0.87)
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$0.09	$(0.35)

Diluted income (loss) per share:
Income from continuing operations	$0.09	$0.51
Discontinued operations	—	(0.87)
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$0.09	$(0.35)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2004
(UNAUDITED)
(in thousands)

	Total	Comprehensive Income/Loss	Accumulated Deficit	Accumulated Other Comprehensive Income/Loss	Common Stock	Capital in Excess of Par Value	Treasury Stock
Balance at December 31, 2003	$276,610		$(658,965)	$(51,406)	$557	$1,150,442	$(164,018)
Comprehensive income:
Net income	3,661	$3,661	3,661
Other comprehensive income, net of tax:
Decrease in additional pension liability	1,008	1,008		1,008
Net unrealized gain on hedge	114	114		114

Comprehensive income:		$4,783

Stock issued upon exercise of stock options	2,727				2	2,725
Purchase of treasury stock	(63,020)						(63,020)
Dividends paid, $0.06 per share	(2,370)					(2,370)
Stock-based compensation earned	364					364

Balance at June 30, 2004	$219,094		$(655,304)	$(50,284)	$559	$1,151,161	$(227,038)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$3,661	$22,644
Adjustments to reconcile income to net cash provided by (used in) continuing operations:
Provision for losses on instalment notes receivable	5,032	6,336
Depreciation	30,501	27,136
Provision for deferred income taxes	3,978	5,839
Accumulated postretirement benefits obligation	(5,837)	(3,743)
Provision for (benefit from) other long-term liabilities	1,389	(1,360)
Amortization of other intangibles	2,837	3,098
Amortization of debt expense	5,475	2,887
Loss on sale of assets	1,294	—
Restructuring and impairment charges	238	4,700
Stock-based compensation earned	364	—
Decrease (increase) in assets:
Short-term investments, restricted	(2,862)	(14,393)
Marketable securities	48	959
Receivables, net	(24,407)	(21,144)
Income taxes receivable	2,609	(21,338)
Inventories	(2,383)	(9,982)
Prepaid expenses	(2,708)	(2,285)
Increase (decrease) in liabilities:
Accounts payable	(3,599)	8,402
Accrued expenses	6,039	(6,344)
Accrued interest	(995)	(1,522)

Cash flows provided by (used in) continuing operations	20,674	(110)
Cash flows (used in) provided by discontinued operations	(3,611)	20,105

Cash flows provided by operating activities	17,063	19,995

INVESTING ACTIVITIES
Notes originated from sales and resales of homes	(234,939)	(255,169)
Cash collections on accounts and payouts in advance of maturity	237,443	217,827
Additions to property, plant and equipment, net of retirements	(18,369)	(23,870)
(Increase) decrease in investments and other assets, net	(5,958)	1,784
Additions to property, plant and equipment of discontinued operations	—	(13,131)
Proceeds from sale of subsidiary	6,000	—

Cash flows used in investing activities	(15,823)	(72,559)

FINANCING ACTIVITIES
Issuance of debt	370,600	881,370
Retirement of debt	(347,442)	(802,596)
Additions to unamortized debt expense	(6,067)	(6,756)
Dividends paid	(2,370)	(2,629)
Purchases of treasury stock	(63,020)	(10,014)
Exercise of employee stock options	2,727	401

Cash flows (used in) provided by financing activities	(45,572)	59,776

Net (decrease) increase in cash	(44,332)	7,212
Cash at beginning of period	59,982	8,234

Cash at end of period	$15,650	$15,446

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Walter Industries, Inc. ("the Company") and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        In December 2003, the Company completed the sales of Applied Industrial Materials Corporation ("AIMCOR") and JW Aluminum Company ("JW Aluminum") (see Note 2). The Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only. Certain reclassifications have been made to prior year's amounts to conform to the current period classifications.

        On April 30, 2004, the Company completed the sale of the assets of Vestal Manufacturing Company, a wholly-owned subsidiary, for $6.0 million, subject to certain post-closing adjustments. The Company recorded an after tax loss of approximately $0.8 million on the sale. Michael T. Tokarz, a member of the Company's Board of Directors, is the chairman and investment manager of MVC Capital, an investment fund that participated in the acquisition of Vestal's assets. Mr. Tokarz owns less than five percent of the equity of MVC Capital. There were no fees paid to Mr. Tokarz in connection with the sale. Mr. Tokarz did not vote on the transaction or participate in the Board's decision to approve the sale of Vestal.

Note 2—Discontinued Operations

        On December 3, 2003, the Company completed the sale of AIMCOR, previously a wholly-owned subsidiary of the Company, to Oxbow Carbon and Minerals LLC ("Oxbow") for $127.7 million, subject to certain post-closing adjustments. This resulted in a loss on the sale of approximately $71.5 million, net of $27.6 million of income tax benefit. Based on the Company's history of taxable earnings and expectations for future earnings, it is more likely than not that the Company will achieve sufficient future taxable income to recognize all of the tax benefits associated with the tax loss from the disposition of AIMCOR. The Company also completed the sale of JW Aluminum, previously a wholly-owned subsidiary of the Company, to Wellspring Capital Management LLC for $125.0 million, subject to certain post-closing adjustments, on December 5, 2003, resulting in a gain on the sale of approximately $20.1 million, net of $15.5 million of income tax expense.

        Per the various sales agreements for the divestitures of businesses, the final sales prices are subject to certain post-closing cash and net working capital adjustments. These cash and working capital adjustments are defined in the sales agreements and are subject to resolution and arbitration processes provided for in the agreements. The Company is currently in arbitration against the purchaser of AIMCOR. Receivables at June 30, 2004 and December 31, 2003 include approximately $16 million for estimated net cash and working capital adjustments due to the Company. The ultimate recovery of these receivables is subject to the resolution and arbitration processes described above. Management believes it has a valid basis for its claims and intends to vigorously pursue recovery through these resolution and arbitration processes.

        As a result of the adoption of plans to dispose of AIMCOR and JW Aluminum, their operations have been classified as discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2003.

        Net sales and revenues and income from such discontinued operations were as follows (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2003	2003
Net sales and revenues	$169,880	$326,056
Income from discontinued operations before income tax expense	$5,684	$14,532
Income tax expense	(2,052)	(5,303)

Income from discontinued operations	$3,632	$9,229

Note 3—Stock Options & Stock Compensation

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options using the intrinsic value method at the grant dates. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$8,263	$(27,112)	$3,661	$(15,451)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	120	—	239	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(791)	(781)	(1,454)	(1,555)

Pro forma net income (loss)	$7,592	$(27,893)	$2,446	$(17,006)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss) per share:
Basic—as reported	$0.22	$(0.62)	$0.09	$(0.35)
Basic—pro forma	0.20	(0.64)	0.06	(0.39)
Diluted—as reported	0.21	(0.61)	0.09	(0.35)
Diluted—pro forma	0.19	(0.63)	0.06	(0.38)

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for the following periods were:

	For the three months ended March 31,		For the three months ended June 30,
	2004	2003	2004	2003
Risk free interest rate	5.02%	3.97%	4.67%	3.89%
Dividend yield	1.00%	1.00%	1.00%	1.00%
Expected life (years)	7.0	8.0	6.9	7.8
Volatility	39.86%	40.17%	39.56%	40.01%

        During the first quarter of 2004, the Company established the Long-Term Incentive Award Plan Restricted Stock Unit Award Agreement (the "Agreement") pursuant to the provisions of the 2002 Long-Term Incentive Award Plan. Under the Agreement, restricted stock units fully vest after seven years of continuous employment with the Company. The Agreement contains an acceleration provision for vesting if the stock price of the Company reaches certain pre-established amounts. The Company records deferred compensation related to the restricted stock units as a component of capital in excess of par value in the period of grant, based on the number of units granted and the market value of the Company's stock on the grant date, and amortizes the deferred compensation to expense over the vesting period. The Company recorded $0.1 million of expense, net of tax, related to restricted stock units for the three and six months ended June 30, 2004.

Note 4—Restructuring and Impairments

        On December 1, 2003, the Company announced that Jim Walter Resources expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. The mine was originally scheduled to close in 2006. However, given the poor operating conditions, management concluded that it was not economically feasible to access Mine No. 5's remaining coal reserves beyond 2004. On April 6, 2004, the Company announced that it would extend its coal production schedule for Mine No. 5 to mid-2005 due to favorable increases in metallurgical coal prices around the world. The Company previously estimated total costs of the shutdown at approximately $17.8 million, of which approximately $12.7 million would qualify as restructuring costs. As a result of the delay in the shutdown of the mine, total expected costs have decreased to approximately $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. Due to the change in the timing of the mine shutdown and the related decrease in estimated restructuring costs, the Company remeasured the liability, which resulted in a $0.7 million reversal of amounts previously charged to restructuring expense in 2003. The Company recorded approximately $0.5 million of restructuring costs for each of the three months ended March 31, 2004 and June 30, 2004 related to the shutdown of Mine No. 5. Estimated costs associated with the shutdown and amounts recorded as restructuring expenses are as follows (in thousands):

	Total Expected Costs	Total restructuring & impairment expenses recognized from inception to June 30, 2004	Restructuring & impairment charges expensed for the three months ended June 30, 2004	Restructuring & impairment charges expensed for the six months ended June 30, 2004	Restructuring & impairment charges expensed from inception to December 31, 2003
Termination benefits	$4,046	$1,234	$534	$393	$841
Other employee-related costs	8,475	5,790	—	—	5,790
Other costs	2,001	67	—	—	67

Total	$14,522	$7,091	$534	$393	$6,698

        Termination benefits consist primarily of one year's post-employment health benefits for United Mine Workers of America (the "UMWA") employees and severance related to staff reductions of salaried personnel. Other employee-related costs include approximately $5.8 million expensed in 2003 related to an increase in benefit costs associated with the curtailment of the UMWA other post-retirement benefits plan and increases in other employee-related costs, such as workers compensation, that will be expensed when incurred. Other costs primarily represent incremental costs related to the closure of the mine that will be charged to operating costs when incurred.

        Amounts recorded in accrued restructuring for the closure of Mine No. 5 are as follows (in thousands):

	For the three months ended June 30, 2004	For the three months ended March 31, 2004	For the year ended December 31, 2003
Beginning balance	$832	$973	$—
Restructuring expense	534	534	973
Restructuring payments	—	—	—
Reversal of prior accruals	—	(675)	—

Ending balance	$1,366	$832	$973

        On April 29, 2003, U.S. Pipe, the primary component of the Industrial Products segment, ceased production and manufacturing operations at its castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and resulted in the termination of approximately 80 employees. Exit costs associated with the plant closure are estimated to be $6.1 million and are substantially complete. During the three and six months ended June 30, 2004, $0.3 million of other associated costs were expensed for site cleanup, and adjustments were made to reduce restructuring and impairment expense of $0.3 million related to unanticipated scrap material recoveries from the manufacturing facility demolition and $0.2 million related to an unexpected power contract termination adjustment. Additionally, restructuring expense for the six-months ended June 30,

2004, includes $0.3 million primarily for site clean up costs. Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Total restructuring & impairment expenses recognized from inception to June 30, 2004	Restructuring & impairment charges expensed for the three months ended June 30, 2004	Restructuring & impairment charges expensed for the six months ended June 30, 2004	Restructuring & impairment charges expensed from inception to December 31, 2003
One-time termination benefits	$758	$758	$16	$32	$726
Contract termination costs	76	76	(209)	(209)	285
Other associated costs	787	787	280	560	227
Write-off of property, plant and equipment and related parts and materials	4,438	4,438	(262)	(262)	4,700

Total	$6,059	$6,059	$(175)	$121	$5,938

        Other associated costs principally include site clean-up costs that were expensed when incurred.

        Amounts recorded in accrued restructuring for ceasing production and manufacturing operations in Anniston, Alabama are as follows (in thousands):

	For the three months ended June 30, 2004	For the three months ended March 31, 2004	For the year ended December 31, 2003
Beginning balance	$325	$243	$—
Restructuring expense	87	296	1,238
Restructuring payments	(237)	(214)	(995)

Ending balance	$175	$325	$243

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at June 30, 2004 and December 31, 2003 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts IV, VI, VII, VIII, IX, X and XI (the "Trusts") ($96.0 million and $94.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated amounts restricted to specific uses ($7.2 million and $6.3 million), respectively.

Note 6—Instalment Notes Receivable

        Instalment notes receivable are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Instalment notes receivable	$1,672,982	$1,695,040
Mortgage loans receivable	89,999	75,467
Less: Allowance for losses	(12,685)	(12,675)

Net	$1,750,296	$1,757,832

        During the three and six months ended June 30, 2004, the Company purchased portfolios of $6.4 million and $14.7 million, respectively, of seasoned mortgage loans.

        Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the six months ended June 30,
	2004	2003
Balance at beginning of period	$12,675	$11,274
Provisions charged to income	5,032	6,336
Charge-offs, net of recoveries	(5,022)	(6,407)

Balance at end of period	$12,685	$11,203

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Finished goods	$121,164	$116,075
Goods in process	39,289	31,071
Raw materials and supplies	36,672	49,854
Repossessed houses held for resale	18,053	18,855

Total inventories	$215,178	$215,855

Note 8—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Mortgage-Backed/Asset-Backed Notes and Variable Funding Loan:
Trust IV Asset Backed Notes	$360,559	$398,544
Trust VI Asset Backed Notes	212,577	228,620
Trust VII Asset Backed Notes	182,239	196,461
Trust VIII Asset Backed Notes	235,245	254,182
Trust IX Variable Funding Loan	205,759	129,759
Trust X Asset Backed Notes	310,428	328,121
Trust XI Asset Backed Notes	274,143	294,211

	1,780,950	1,829,898

Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	12,300	—
Convertible Senior Subordinated Notes	175,000	—
Term Loan, net of discount of $1,440	—	113,754

	187,300	113,754

Total	$1,968,250	$1,943,652

        On April 20, 2004, the Company issued convertible senior subordinated notes in the aggregate principal amount of $175 million. The notes are unsecured senior subordinated obligations and are junior in right of payment to any senior debt of the Company and the Company's subsidiaries' and other liabilities, including trade payables. The notes were issued in a private placement at par and will mature on May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable by the Company at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1, 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

        The notes bear interest at 3.75% per annum. Also, during certain periods commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company's common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. Holders can surrender their notes for conversion in any fiscal quarter after the quarter ending June 30, 2004 if the last reported sale price per share of Walter Industries' common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries' common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, upon the occurrence of certain corporate transactions or if future credit ratings are three or more subcategories below the initial credit rating.

        Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate maturity of the debt. A significant downgrade of the credit rating of the debt or a suspension of the ratings by both rating agencies, would result in an acceleration of the conversion feature of the notes.

        Proceeds upon issuance of the notes were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses. A portion of the proceeds was used to repay in full the Term Loan, which had a principal balance outstanding of approximately $111.7 million. Using the remaining proceeds and borrowings under the revolving credit facility, the Company repurchased 4,960,784 shares of its common stock for approximately $63.0 million, of which 3,960,784 shares totaling $50.0 million were repurchased from certain affiliates of Kohlberg, Kravis, Roberts and Co ("KKR"). After the repurchase, KKR affiliates own approximately 27% of the Company's outstanding stock.

        In April 2003, the Company entered into a new $500 million bank credit facility (the "2003 Credit Facility") which consists of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. In April 2004, the Company repaid the remaining balance of the term loan from the proceeds of the convertible debt issue. The 2003 revolving credit facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the revolving credit facility is a floating rate of 350 basis points over LIBOR and on the retired term loan was a floating rate of 425 basis points over LIBOR. LIBOR was 1.3% and 1.2% at June 30, 2004 and December 31, 2003, respectively.

        In connection with the 2003 Credit Facility, the Company originally incurred debt issuance costs of approximately $5.4 million, which was being amortized over the life of the loans. In addition, the Company recorded a discount on the term loan of approximately $3.2 million, which was recorded as a reduction of the term loan and was being accreted to face value over the life of the loan. As the result of the repayment of the term loan, unamortized term loan debt issue costs of approximately $1.2 million and discount of approximately $1.4 million were charged to interest expense in the three months ended June 30, 2004.

        Effective March 24, 2004 and April 13, 2004, the Company entered into amendments of the 2003 Credit Facility to provide the Company with flexibility in the timing of its long term financing under mortgage backed/asset-backed notes; to permit the issuance of senior convertible notes; and to increase the amount of shares that could be repurchased under the 2003 Credit Facility. These amendments modify the 2003 Credit Facility as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) for the Four-Quarter Period ending June 30, 2004 only, the Consolidated Leverage Ratio, as defined in the Agreement, cannot exceed 4.25:1.0; unless the Company completes a securitization during such period, in which case the ratio cannot exceed 3.30:1.0; (c) for the Four-Quarter Period ending June 30, 2004 only, the Consolidated Fixed Charge Coverage Ratio, as defined in the Agreement, will not be tested; unless the Company completes a securitization during such period, in which case the ratio must exceed 1.25:1.0; and (d) permits the Company to incur additional indebtedness related to the issuance of convertible senior subordinated notes and to repurchase additional shares of the Company's common stock. In May 2004, the Company's lenders waived the requirement that the Company permanently reduce the Revolver commitment with the net cash proceeds from the sale of Vestal Manufacturing.

        The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At June 30, 2004 letters of credit with a face amount of $64.1 million were outstanding and approximately $168.6 million was available under the revolving credit facility.

        The Mid-State Trust IX Variable Funding Loan Facility (or "Trust IX") is a $400.0 million warehouse facility with Bank of America as lender and as Administrative Agent. Interest is based on the cost of A-1 and P-1 rated commercial paper plus .35% and a facility fee on the committed amount of .40%. The weighted average interest rate was 1.87% as of June 30, 2004. Trust IX matured on February 2, 2004 and was then renewed to January 31, 2005.

Note 9—Pension and Other Employee Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Post-Retirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit costs:
Service cost	$1,962	$1,863	$476	$459
Interest cost	5,568	5,580	3,928	3,810
Expected return on plan assets	(5,912)	(4,925)	—	—
Amortization of transition amount	—	(172)	—	—
Amortization of prior service cost	180	215	(1,634)	(1,634)
Amortization of net loss (gain)	1,541	1,465	(93)	(660)

Net periodic benefit cost	3,339	4,026	2,677	1,975
Discontinued operations	—	—	—	45

Net periodic benefit cost for continuing operations	$3,339	$4,026	$2,677	$2,020

	Pension Benefits		Post-Retirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit costs:
Service cost	$3,923	$3,725	$951	$918
Interest cost	11,136	11,160	7,855	7,620
Expected return on plan assets	(11,445)	(9,850)	—	—
Amortization of transition amount	(1)	(345)	—	—
Amortization of prior service cost	359	431	(3,268)	(3,268)
Amortization of net loss (gain)	3,081	2,930	(186)	(1,320)

Net periodic benefit cost	7,053	8,051	5,352	3,950
Discontinued operations	—	—	—	90

Net periodic benefit cost for continuing operations	$7,053	$8,051	$5,352	$4,040

        In May 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 is effective for the first interim or annual period ending after June 15, 2004. The Company has determined that it sponsors health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The affect of the subsidy on the measurement of net periodic postretirement benefit cost for 2004 is estimated to be $0.7 million.

        During the second quarter of 2004, the Company reduced the Other Postretirement Benefits liability by $1.6 million to correct an overaccrual for certain retiree life insurance benefits which are provided by the UMWA union plans which are indirectly funded by Jim Walter Resources.

Note 10—Income Taxes

        The Company established a $1.8 million valuation allowance for certain Homebuilding segment state deferred tax assets during the second quarter of 2004.

Note 11—Earnings Per Share

        Calculations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Net income (loss)	$8,263	$8,263	$(27,112)	$(27,112)

Shares of common stock outstanding:
Average number of common shares	38,304	38,304	43,824	43,824
Effect of diluted securities:
Stock options	—	705	—	326

	38,304	39,009	43,824	44,150

Net income (loss) per share	$0.22	$0.21	$(0.62)	$(0.61)

	Six months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Net income (loss)	$3,661	$3,661	$(15,451)	$(15,451)

Shares of common stock outstanding:
Average number of common shares	39,851	39,851	44,035	44,035
Effect of diluted securities:
Stock options	—	597	—	263

	39,851	40,448	44,035	44,298

Net income (loss) per share	$0.09	$0.09	$(0.35)	$(0.35)

Note 12—Segment Information

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Three months ended June 30,
	2004	2003
Net sales and revenues:
Homebuilding	$61,543	$74,969
Financing	62,798	59,905
Industrial Products	145,007	128,104
Natural Resources	89,169	69,263
Other	27,260	27,361
Consolidating Eliminations	(5,909)	(5,067)

Net sales and revenues	$379,868	$354,535

Operating income (loss) (a):
Homebuilding	$(6,712)	$2,437
Financing (b)	16,649	13,993
Industrial Products	1,401	(12,397)
Natural Resources	14,719	304
Other	(4,301)	(4,228)
Consolidating Eliminations	(1,131)	(678)

Operating income (loss)	20,625	(569)
Less: Corporate debt interest expense	(6,206)	(4,235)

Income (loss) from continuing operations before income taxes	14,419	(4,804)
Income tax (expense) benefit	(6,156)	21,760

Income from continuing operations	$8,263	$16,956

Depreciation:
Homebuilding	$1,213	$1,227
Financing	354	204
Industrial Products	6,890	6,516
Natural Resources	5,570	4,238
Other	1,222	1,203

Total	$15,249	$13,388

(a)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes an allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

(b)
Operating income amounts are net of amortization of other intangibles of $1,352 and $1,624 for the three months ended June 30, 2004 and 2003, respectively, and interest expense on the mortgage-backed/asset-backed notes of $30,276 and $31,530 for the three months ended June 30, 2004 and 2003, respectively.

	Six months ended June 30,
	2004	2003
Net sales and revenues:
Homebuilding	$125,660	$139,499
Financing	123,778	119,134
Industrial Products	259,084	223,948
Natural Resources	153,823	135,939
Other	54,082	53,841
Consolidating Eliminations	(10,523)	(10,651)

Net sales and revenues	$705,904	$661,710

Operating income (loss) (c):
Homebuilding	$(15,521)	$4,400
Financing (d)	30,496	29,052
Industrial Products	(149)	(16,322)
Natural Resources	12,406	1,631
Other	(8,230)	(6,362)
Consolidating Eliminations	(1,353)	(1,357)

Operating income	17,649	11,042
Less: Corporation debt interest expense	(10,151)	(7,767)

Income from continuing operations before income taxes	7,498	3,275
Income tax (expense) benefit	(3,837)	19,369

Income from continuing operations	$3,661	$22,644

Depreciation:
Homebuilding	$2,458	$2,208
Financing	692	403
Industrial Products	13,743	13,334
Natural Resources	11,164	8,476
Other	2,444	2,715

Total	$30,501	$27,136

(c)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes an allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

(d)
Operating income amounts are net of amortization of other intangibles of $2,837 and $3,098 for the six months ended June 30, 2004 and 2003, respectively, and interest expense on the mortgage-backed/asset-backed notes of $62,002 and $62,986 for the six months ended June 30, 2004 and 2003, respectively.

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

Miscellaneous Litigation

        In 2003, the Company increased its accruals for outstanding litigation by approximately $6.5 million, principally related to the settlement of a class action employment matter at U.S. Pipe. The settlement was finalized in May 2004.

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

Note 14—Subsequent Events

        On July 15, 2004, Mid-State Capital Corporation, a wholly-owned subsidiary of the Company, completed its 2004-1 Trust offering of $294 million in asset-backed notes. These notes are secured by instalment sale contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies and mortgage loans, promissory notes and mortgages originated and/or purchased by Walter Mortgage Company. The notes were issued in four separate classes with a single maturity date of August 2037 and with a weighted average, fixed interest coupon of 6.64%. The net proceeds of approximately $244 million were used to repay borrowings of $205.8 million under the Company's Mid-State Trust IX Variable Funding Loan Facility, and provided approximately $38 million for general corporate purposes. Mid-State Capital Corporation also incurred debt issuance costs of approximately $1.8 million that will be amortized to interest expense based on the paydown of the related notes.

        On July 30, 2004, the Board of Directors declared a $0.03 per share dividend, payable on September 13, 2004, to shareholders of record on August 13, 2004.

Note 15—New Accounting Pronouncements

        In June 2004, the EITF reached a preliminary determination of EITF 04-8 Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earning per Share, which states that the rules relating to contingently convertible securities should be changed and that the "if converted" method should be used in relation to such securities in calculating diluted earnings per share. In the event that the FASB adopts this rule change, the Company's diluted earnings per share would be required to be recalculated and restated by including 9.8 million additional shares as potentially dilutive. If restatement is required for the three months ended June 30, 2004, the Company's diluted earnings per share would be $0.19.

        In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2004. See Note 9 for discussion of the potential impact of this pronouncement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Notes 2 and 12 of "Notes to Consolidated Financial Statements for the three and six months ended June 30, 2004" which describe the Company's discontinued operations recorded in 2003, as well as net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended June 30, 2004 and 2003

	For the three months ended June 30, 2004
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$61,520	$4,988	$145,806	$88,721	$26,106	$(4,778)	$322,363
Interest income on instalment notes	—	56,407	—	—	—	—	56,407
Miscellaneous income	23	1,403	(799)	448	1,154	(1,131)	1,098

Net sales and revenues	61,543	62,798	145,007	89,169	27,260	(5,909)	379,868
Cost of sales	47,921	3,120	127,957	62,803	21,375	(4,778)	258,398
Interest expense (1)	—	30,276	—	—	—	—	30,276

Gross profit/net interest income	13,622	29,402	17,050	26,366	5,885	(1,131)	91,194
Depreciation	1,213	354	6,890	5,570	1,222	—	15,249
Selling, general & administrative	19,244	8,199	9,352	4,062	9,257	—	50,114
Provision for losses on instalment notes	—	2,902	—	—	—	—	2,902
Postretirement benefits	(123)	(54)	(418)	1,481	(293)	—	593
Amortization of other intangibles	—	1,352	—	—	—	—	1,352
Restructuring & impairment charges (recoveries)	—	—	(175)	534	—	—	359

Operating income (loss)	$(6,712)	$16,649	$1,401	$14,719	$(4,301)	$(1,131)	20,625

Corporate debt interest expense							(6,206)

Income from continuing operations before income taxes							$14,419

(1)
Excludes corporate debt interest expense.

	For the three months ended June 30, 2003
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$74,569	$3,273	$127,970	$70,464	$22,344	$(4,389)	$294,231
Interest income on instalment notes	—	55,552	—	—	—	—	55,552
Miscellaneous income	400	1,080	134	(1,201)	5,017	(678)	4,752

Net sales and revenues	74,969	59,905	128,104	69,263	27,361	(5,067)	354,535
Cost of sales	54,643	3,087	112,584	58,962	22,051	(4,021)	247,306
Interest expense (1)	—	31,530	—	—	—	—	31,530

Gross profit/net interest income	20,326	25,288	15,520	10,301	5,310	(1,046)	75,699
Depreciation	1,227	204	6,516	4,238	1,203	—	13,388
Selling, general & administrative (2)	16,708	6,173	9,468	2,874	8,642	(368)	43,497
Provision for losses on instalment notes	—	3,306	—	—	—	—	3,306
Postretirement benefits	(46)	(12)	(454)	2,885	(307)	—	2,066
Amortization of other intangibles	—	1,624	—	—	—	—	1,624
Litigation expense	—	—	6,500	—	—	—	6,500
Restructuring & impairment charges	—	—	5,887	—	—	—	5,887

Operating income (loss)	$2,437	$13,993	$(12,397)	$304	$(4,228)	$(678)	(569)

Corporate debt interest expense							(4,235)

Loss from continuing operations before income taxes							$(4,804)

(1)
Excludes corporate debt interest expense.

(2)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes on allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

Overview for Three Months Ended June 30, 2004

        The Company's net income for the quarter ended June 30, 2004 was $8.3 million, or $0.21 per diluted share, which compares to a net loss of $27.1 million, or $0.61 per diluted share in the year ago period. The net loss in the year ago period includes a loss from discontinued operations of $44.1 million, or $0.99 per diluted share. Income from continuing operations for the year ago period was $17.0 million, or $0.38 per diluted share, which included income of $21.4 million due to favorable resolution of an IRS tax matter related to tax returns in fiscal years 1995 and 1996, partially offset by $8.1 million in after-tax expenses in the Industrial Products segment related to settled litigation matters and ceasing manufacturing operations at U.S. Pipe's castings plant in Anniston, Alabama. Income from continuing operations in the current period principally reflects strong performance for the quarter in the Financing and Natural Resources segments, while the Industrial Products segment returned to profitability compared to the previous year's quarter. A decrease in the provision for losses, improved delinquency performance, lower interest expense and higher prepayment income led to better performance at Financing. Profitability at Natural Resources increased significantly over the prior year period due to favorable spot coal and natural gas pricing and increased coal produced and sold. At

U.S. Pipe, higher scrap iron costs, which increased 58% over the prior year period, continue to impact profitability. The quarterly results also include losses that were anticipated in the Homebuilding segment caused by increased lumber costs and lower orders in the fourth quarter of 2003 resulting in fewer unit completions during the current quarter. Principal factors impacting income from continuing operations in the current period results compared to the year ago period include:

  •
  Average selling prices in the current period at Natural Resources for metallurgical coal and natural gas were 21% and 29% higher, respectively, compared to the year ago period. Coal production costs were lower in the current period, compared to the year ago period, when production costs were affected by adverse geologic conditions in Mine No. 7 and a scheduled Mine No. 5 longwall move that took longer than expected.

  •
  Financing results in the current period were favorable due to a decrease in the provision for losses, improved delinquency rates, lower interest expense and higher prepayment income.

  •
  Price increases in Industrial Products during late 2003 and the first half of 2004, including one price increase during the current period, have helped offset increases in scrap metal and natural gas costs. Additionally, Vestal Manufacturing was sold for $6.0 million, resulting in a loss of $0.8 million, net of tax.

  •
  Homebuilding had fewer unit completions and higher lumber costs that resulted in lower margins.

  •
  The current period reflects a decrease in income from land sales compared to the year-ago period.

  •
  The current period reflects improvements at Sloss due to higher prices for furnace and foundry coke.

  •
  Unamortized debt costs and discounts of $1.6 million, net of tax, were expensed due to the early retirement of $112 million in variable interest rate term debt.

  •
  The Company established a $1.8 million valuation allowance, recorded in income tax expense, for Homebuilding segment state deferred tax assets.

        Other developments, trends and factors that may impact future results include:

  •
  Natural Resources recently completed its annual contract negotiations for metallurgical coal shipments beginning in July 2004. Metallurgical coal sales prices reflected in these contracts are up 54% over the prior contract period.

  •
  Natural Resources postponed the shutdown of Mine No. 5 from the second half of 2004 to the middle of 2005, as higher metallurgical coal contract and spot pricing is expected to make additional Mine No. 5 coal production economically feasible.

  •
  The new Homebuilding management team is focused on increasing unit sales and unit completions during the second half of the year, and is in the process of implementing new sales and marketing programs to help facilitate the return to profitability.

  •
  Since March 2004, Homebuilding has increased sales prices 8% to offset increased lumber and other material costs.

  •
  Furnace coke pricing at Sloss (included in the Other segment) has increased due to a new long-term contract with a major customer that significantly exceeds pricing in 2003.

        Net sales and revenues for the three months ended June 30, 2004 were $379.9 million, a 7.2% increase from $354.5 million for the quarter ended June 30, 2003. Sales increases in the current period were primarily attributable to favorable ductile iron pipe and coal selling prices, increased coal shipments and increased prepayment speeds on instalment notes, partially offset by lower volumes in the Homebuilding segment.

        Cost of sales, exclusive of depreciation, of $258.4 million was 80.2% of net sales in the 2004 period versus $247.3 million and 84.1% of net sales in the comparable period of 2003. The increase of $11.1 million and increase in gross margin percentage is primarily due to increased coal and natural gas selling prices, lower production costs in the Natural Resources segment and higher ductile iron sales prices partially offset by higher costs for scrap metal and natural gas in the Industrial Products segment and higher lumber costs in the Homebuilding segment.

        Depreciation for the three months ended June 30, 2004 was $15.2 million, an increase of $1.9 million from the same period in 2003 primarily due to higher depreciation expense at Natural Resources as a result of the purchase of new longwall equipment.

        Selling, general and administrative expenses of $50.1 million were 13.2% of net sales and revenues in the 2004 period, compared to $43.5 million and 12.3% in 2003. The increase of approximately $2.5 million in the Homebuilding segment related primarily to increases in workers' compensation and consulting costs. The increase of $2.0 million in the Financing segment was primarily due to increased professional fees. The Natural Resources segment increase of $1.2 million was due to higher professional expenses related to the Mine No. 5 accident. The remainder of the increase is primarily attributable to higher company-wide insurance costs.

        Provision for losses on instalment notes decreased to $2.9 million in the 2004 period, compared to $3.3 million in 2003 due to improved delinquency rates and recoveries on resales of repossessed homes.

        Postretirement benefits expense was $0.6 million in the 2004 period, compared to $2.1 million in 2003 due to the reduction of other post-employment benefit liabilities at Natural Resources related to UMWA retiree life insurance benefits.

        Interest expense for mortgage-backed and asset-backed notes decreased to $30.3 million in the 2004 period, compared to $31.5 million for the same period in 2003 due to (a) an increase in prepayment speeds and (b) fewer home completions requiring debt financing, resulting in a decrease in the mortgage-backed and asset-backed notes portfolio.

        Interest expense on corporate debt increased $2.0 million to $6.2 million in the 2004 period due to the write-off of unamortized term loan debt issuance costs of $1.2 million and debt discount costs of $1.3 million resulting from the early retirement of the term loan partially offset by reduced interest expense because of reduced levels of borrowings.

        Litigation expense in the 2003 period relates to an increase in Industrial Products segment litigation accrual of approximately $6.5 million, related to a settled litigation matter at U.S. Pipe.

        Restructuring and impairment charges for the 2003 period consist solely of expenses related to ceasing manufacturing operations at U.S. Pipe's castings plant in Anniston, Alabama.

        The Company's effective tax rate for the three months ended June 30, 2004 and 2003 differed from the federal statutory rate primarily due to the utilization of federal depletion tax credits related to the Company's mining operations and the effect of state income taxes. Additionally, the Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets, which was expensed during the quarter ended June 30, 2004. The prior year tax rate differed from the statutory tax rate due to a reduction of income tax accruals as a result of the favorable settlement of a dispute with the IRS. In connection with the settlement, the Company recorded reductions of $2.5 million and $18.9 million to interest expense and income taxes, respectively, in the statement of operations.

        Income from continuing operations and net income for the three months ended June 30, 2004 was $8.3 million or $0.21 per diluted share, compared to income from continuing operations of $17.0 million, or $0.38 per diluted share, and net loss of $27.1 million, or $0.61 per diluted share, in the comparable 2003 period. The prior year period included a loss from discontinued operations for AIMCOR and JW Aluminum of $44.1 million, or $0.99 per diluted share. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding

        Net sales and revenues were $61.5 million for the three months ended June 30, 2004, a decrease of $13.5 million from the quarter ended June 30, 2003 as a result of fewer unit completions, partially offset by a higher average selling price. The higher selling price reflects the Company's ongoing strategy to market and sell larger homes with more amenities. Unit completions decreased by 267, or 23.3%, compared to the year earlier period. The modular business completed 144 homes in the current quarter, 25 less than the year-ago period. Excluding the modular business, 734 units were completed in the current period, compared to 976 in the year-ago period. Fewer units were completed in the current period due to fewer sales orders in the last half of 2003 due to a reduced fourth quarter 2003 sales advertising campaign and promotional initiatives.

	Three months ended June 30,
	2004	2003
Homes Completed	878	1,145
Average Net Selling Price	$70,063	$65,125

        The estimated backlog at June 30, 2004 of homes to be constructed was $134.0 million, or 1,912 homes, compared to $140.0 million, or 2,060 homes, at December 31, 2003 and $136.6 million, or 2,098 homes, at June 30, 2003.

        The operating loss was $6.7 million for the three months ended June 30, 2004 compared to operating income of $2.4 million in the year-ago period. This decrease was primarily due to fewer unit completions ($4.6 million), reduced margins due to higher lumber costs ($1.4 million) and other job costs ($1.1 million), plus increases in workers compensation, consulting and payroll ($2.0 million). The Homebuilding segment has recently announced three price increases in response to rising lumber costs. The first of these increases was effective October 1, 2003 and increased prices 3% and the second, effective March 13, 2004, increased prices 5%. A third price increase of 3% was announced during May 2004. In the event lumber costs continue to increase during the remainder of 2004, the Company anticipates making additional price increases.

        During 2004, the Company launched the following initiatives to focus on increasing home sales and improving margins:

  •
  Completed a competitive pricing and cost analysis which resulted in a base price increase of 5% to 8% that is expected to effect the 2nd half of 2004. This is expected to offset the increase in lumber costs experienced in late 2003 and the first half of 2004.

  •
  Instituted cost-reduction measures including the closing of eight unprofitable model home parks, the outsourcing and reduction of advertising costs and a headcount reduction of 175 positions. This is estimated to result in approximately $8 million in cost reductions on an annualized basis.

  •
  Introduced five new higher price-point models and began to redesign older home configurations to better reflect today's consumer tastes.

  •
  Introduced new marketing and advertising campaigns that reflect regional distinctions and target market-specific demographics.

  •
  Implemented a reorganization and profit improvement plan that emphasizes regional and divisional accountability for bottom line results.

  •
  Deploying enhanced employee training and incentive programs.

  •
  Hired a new Homebuilding president, chief financial officer, vice-president of sales and vice-president of construction, all with extensive homebuilding backgrounds.

        While these initiatives are designed to increase productivity and profitability, the Homebuilding segment is not expected to return to full year profitability until 2005.

Financing

        Net sales and revenues were $62.8 million in the 2004 period, an increase of $2.9 million from $59.9 million for year-ago period. This was the result of higher outstanding average note balances, higher prepayment-related income and increased insurance revenues. Operating income increased by $2.7 million, to $16.6 million in the 2004 period largely due to lower delinquency rates, reduced interest expense, and higher prepayment income. Foreclosure activity within the instalment note portfolio has also declined substantially primarily due to improved delinquency rates and better management of defaulted accounts. These positives were partially offset by an increase in insurance on repossessed homes inventory and computer system related consulting fees. Prepayment speeds were 11.0% in the 2004 period, up 1.82% from the fourth quarter of 2003, reflecting industry-wide decreases in available mortgage rates during the period. Prepayment speeds were 8.5% in the prior year period. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.2% at June 30, 2004, down from 6.6% at June 30, 2003 and from 6.3% at December 31, 2003, reflecting strong portfolio performance.

Industrial Products

        Net sales and revenues were $145.0 million for the three months ended June 30, 2004 compared to $128.1 million in the year-earlier period. This increase was due to significantly improved ductile iron pipe selling prices, which increased 25.1%, compared to the prior year period. Selling prices were lower in the prior year as a result of an industry price war that began in the second quarter of 2002. Industrial Products has had five price increases since June 2003 in response to higher scrap and other manufacturing costs including increased costs for natural gas and foundry coke. The third price increase took effect January 1, 2004, the fourth took effect March 15, 2004 and the fifth took effect August 1, 2004. The increase in revenue from increased selling prices was partially offset by a decrease in revenues of $5.9 million attributable to Southern Precision and Vestal Manufacturing, which were previously sold and did not qualify for discontinued operations accounting treatment.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at June 30, 2004 was approximately $98.4 million compared to $86.0 million at December 31, 2003 and $76.9 million at June 30, 2003.

        Operating income for the segment was $1.4 million versus a $12.4 million loss in the prior year period. The $13.8 million improvement was primarily attributable to higher sales prices ($24.7 million) partially offset by higher costs for scrap metal and other raw materials ($14.1 million), slightly lower volumes ($0.6 million), other manufacturing costs ($6.5 million), backcharges, legal, workers compensation and compensation costs ($0.9 million) and the loss on the sale of the assets of Vestal Manufacturing Company ($1.2 million). Prior period results included expenses related to settling litigation matters and to ceasing operations at U.S. Pipe's casting plant in Anniston, Alabama ($12.4 million).

Natural Resources

        Net sales and revenues were $89.2 million for the three months ended June 30, 2004, an increase of $19.9 million from the $69.3 million in the prior year period. The increase was primarily driven by favorable spot coal and gas pricing and increased coal production, partially offset by decreased natural gas volumes. Additionally, the Company recorded $1.6 million of hedge losses in the prior year.

	Three months ended June 30,
	2004	2003
Average Natural Gas Selling Price (per MCF)	$5.77	$4.49
Billion Cubic Feet of Natural Gas Sold	2.0	2.2
Number of Natural Gas Wells	384	386
Average Coal Selling Price (per Ton)	$41.47	$35.58
Tons of Coal Sold	1.9 million	1.7 million

        For the three months ended June 30, 2004, Natural Resources' operating income was $14.7 million, compared to operating income of $0.3 million in the prior year period. The increase was due to favorable pricing from metallurgical coal and natural gas sales, plus higher coal production. In addition, prior year costs were higher due to the impact of adverse geological conditions in Mine No. 7, which resulted in 11 days of lost longwall production. In addition, in the prior year period, a scheduled longwall move in Mine No. 5 took longer than expected, resulting in 18 additional lost days of production in the quarter. Also increasing operating income in the second quarter of 2004 was a $1.6 million reduction of the other post-employment benefits liability; the prior year results included $1.6 million of hedge losses.

Other

        Net sales and revenues were $27.3 million for the three months ended June 30, 2004, a decrease of $0.1 million from $27.4 million in the prior year period. Land sales were $3.0 million lower than the previous period. Sloss revenues and operating income increased $3.9 million in the current period primarily due to higher prices for furnace and foundry coke.

        Net general corporate expenses principally included in selling, general and administrative expense were $6.8 million for the three months ended June 30, 2004 compared to $5.1 million for the three months ended June 30, 2003. In 2004, corporate expenses were higher primarily due to medical costs ($0.8 million) and stock based compensation expense ($0.4 million).

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Six Months ended June 30, 2004 and 2003

	For the six months ended June 30, 2004
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$125,580	$9,286	$259,596	$151,755	$50,995	$(9,166)	$588,046
Interest income on instalment notes	—	111,673	—	—	—	—	111,673
Miscellaneous income	80	2,819	(512)	2,068	3,087	(1,357)	6,185

Net sales and revenues	125,660	123,778	259,084	153,823	54,082	(10,523)	705,904
Cost of sales	99,924	6,283	227,013	118,147	42,113	(9,090)	484,390
Interest expense (1)	—	62,002	—	—	—	—	62,002

Gross profit/net interest income	25,736	55,493	32,071	35,676	11,969	(1,433)	159,512
Depreciation	2,458	692	13,743	11,164	2,444	—	30,501
Selling, general & administrative	39,045	16,534	19,218	6,820	18,337	(80)	99,874
Provision for losses on instalment notes	—	5,032	—	—	—	—	5,032
Postretirement benefits	(246)	(98)	(862)	4,893	(582)	—	3,105
Amortization of other intangibles	—	2,837	—	—	—	—	2,837
Restructuring & impairment charges	—	—	121	393	—	—	514

Operating income (loss)	$(15,521)	$30,496	$(149)	$12,406	$(8,230)	$(1,353)	17,649

Corporate debt interest expense							(10,151)

Loss from continuing operations before income taxes							$7,498

(1)
Excludes corporate debt interest expense.

	For the six months ended June 30, 2003
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$139,069	$6,485	$223,495	$139,069	$45,731	$(9,294)	$544,555
Interest income on instalment notes	—	110,092	—	—	—	—	110,092
Miscellaneous income	430	2,557	453	(3,130)	8,110	(1,357)	7,063

Net sales and revenues	139,499	119,134	223,948	135,939	53,841	(10,651)	661,710
Cost of sales	101,459	4,450	194,237	114,491	44,315	(8,481)	450,471
Interest expense(1)	—	62,986	—	—	—	—	62,986

Gross profit/net interest income	38,040	51,698	29,711	21,448	9,526	(2,170)	148,253
Depreciation	2,208	403	13,334	8,476	2,715	—	27,136
Selling, general & administrative(2)	31,523	12,834	21,235	5,571	13,572	(813)	83,922
Provision for losses on instalment notes	—	6,336	—	—	—	—	6,336
Postretirement benefits	(91)	(25)	(923)	5,770	(399)	—	4,332
Amortization of other intangibles	—	3,098	—	—	—	—	3,098
Litigation expense	—	—	6,500	—	—	—	6,500
Restructuring & impairment charges	—	—	5,887	—	—	—	5,887

Operating income (loss)	$4,400	$29,052	$(16,322)	$1,631	$(6,362)	$(1,357)	11,042

Corporate debt interest expense							(7,767)

Income from continuing operations before income taxes							$3,275

(1)
Excludes corporate debt interest expense.

(2)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes on allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

Overview Six Months Ended June 30, 2004

        The Company's net income for the six months ended June 30, 2004 was $3.7 million, or $0.09 per diluted share, which compares to a net loss of $15.5 million, or $0.35 per diluted share in the prior year peiod. Net income in the year ago period includes a loss from discontinued operations of $38.5 million, or $0.87 per diluted share. Income from continuing operations for the year ago period was $22.6 million, or $0.51 per diluted share, which included income of $21.4 million due to favorable resolution of an IRS tax matter related to tax returns in fiscal years 1995 and 1996 partially offset by $8.1 million in after-tax expense in the Industrial Products segment related to settled litigation matters and ceasing manufacturing operations at U.S. Pipe's castings plant in Anniston, Alabama. A decrease in the provision for losses, improved delinquency performance, lower interest expense and higher prepayment income led to better performance at Financing. Profitability at Natural Resources increased significantly over the prior year period primarily driven by favorable spot coal and natural gas pricing and increased coal production. The improvement in Industrial Products over the prior year (after excluding the prior year charges of $8.1 million in after-tax expenses related to settled litigation matters and ceasing manufacturing operations at the U.S. Pipe castings plant in Anniston, Alabama) is due to improved ductile iron pipe selling prices which were partially offset by higher scrap iron costs. The quarterly results also include losses that were anticipated in the Homebuilding segment caused by lower orders in the fourth quarter of 2003 resulting in fewer unit completions during the period and increased lumber costs. Principal factors impacting income from continuing operations in the current year-to-date results compared to the year ago period include:

  •
  Average selling price increases in the current period at Natural Resources for metallurgical coal and natural gas were 12% and 22% higher, respectively compared to the year ago period. Coal production costs were lower in the current period, compared to the year ago period, when production costs were effected by adverse geologic conditions in Mine No. 7 and a Mine No. 5 scheduled longwall move that took longer than expected.

  •
  Financing results in the current period were favorable due to lower delinquency rates, higher prepayment income and favorable loss experience on repossessions, partially offset by increased accruals associated with repossessed homes inventory.

  •
  Price increases in Industrial Products during late 2003 and 2004 have helped offset increases in scrap metal and natural gas costs.

  •
  Homebuilding had fewer unit completions and higher costs that resulted in lower margins.

  •
  The current period reflects a decrease in income from land sales compared to the year-ago period.

  •
  The current period reflects improvements at Sloss due to higher prices for furnace and foundry coke.

  •
  Unamortized debt costs and discounts of $1.6 million, net of tax, were expensed due to the early prepayment of $112 million in variable interest rate term debt.

  •
  The Company established a $1.8 million valuation allowance for certain Homebuilding segment state deferred tax assets.

        Net sales and revenues for the six months ended June 30, 2004 were $705.9 million, a 6.7% increase from $661.7 million for the six months ended June 30, 2003, primarily attributable to favorable ductile iron pipe and coal selling prices and increased prepayment speeds on instalment notes, partially offset by lower volumes in the Homebuilding segment.

        Cost of sales, exclusive of depreciation of $484.4 million, was 82.4% of net sales in the 2004 period versus $450.5 million and 82.7% of net sales in the comparable period of 2003. While cost of sales increased $33.9 million, the gross margin percentage is consistent with the prior year period as increases in sales prices in Natural Resources and Industrial Products was offset by higher scrap iron, furnace coke and natural gas costs in the Industrial Products segment and higher lumber costs in the Homebuilding segment.

        Depreciation for the six months ended June 30, 2004 was $30.5 million, an increase of $3.4 million from the same period in 2003 primarily due to higher depreciation expense at Natural Resources as a result of the purchase of new longwall equipment.

        Selling, general and administrative expenses of $99.9 million were 14.1% of net sales and revenues in the 2004 period, compared to $83.9 million and 12.7% in 2003. The increase of approximately $7.5 million in the Homebuilding segment related primarily to increases in advertising, workers' compensation, insurance, severance, consulting, payroll and depreciation. The increase of $3.7 million in the Financing segment was primarily due to increased accruals associated with repossessed homes inventory, increased computer system related consulting fees and higher Company-wide insurance expenses and to increased employee costs. Corporate expenses were higher in the current period compared to the prior year period due to higher incentive compensation expense of approximately $1.0 million, higher medical expenses of $1.6 million related to a Company-wide increases and higher internal and external audit fees related to Sarbanes-Oxley compliance and consulting costs associated with evaluating divestitures of non-core businesses of approximately $0.7 million.

        Provision for losses on instalment notes decreased to $5.0 million in the 2004 period, compared to $6.3 million in 2003 due to improved recoveries on resales of repossessed homes.

        Postretirement benefits expense was $3.1 million in the 2004 period, compared to $4.3 million in 2003 due to the reduction of other post-employment benefits liabilities at Natural Resources related to retiree life insurance benefits.

        Interest expense for mortgage-backed and asset-backed notes decreased to $62.0 million in the 2004 period, compared to $63.0 million for the same period in 2003 due to (a) an increase in prepayment speeds and (b) fewer homebuilding completions requiring debt financing, resulting in a decrease in the mortgage-backed and asset-backed notes portfolio.

        Interest expense on corporate debt increased $2.4 million to $10.2 million in the 2004 period due to the write-off of the term loan debt issuance costs of $1.2 million and debt discount on the term loan of $1.3 million partially offset by a higher debt balance in 2003.

        Litigation expense in the 2003 period relates to an increase in Industrial Products segment litigation accrual of approximately $6.5 million related to a settled litigation matter at U.S. Pipe.

        The Company's effective tax rate for the six months ended June 30, 2004 and 2003 differed from the federal statutory rate primarily due to the utilization of federal depletion tax credits related to the Company's mining operations and the effect of state income taxes. Additionally, the Company established a $1.8 million valuation allowance for certain Homebuilding segment state deferred tax assets, which was expensed during the quarter ended June 30, 2004. The prior year period tax rate also differed from the statutory tax rate due to a reduction of income tax accruals as a result of the favorable settlement of a dispute with the IRS. In connection with the settlement, the Company recorded reductions of $2.5 million and $18.9 million to interest expense and income taxes, respectively in the statement of operations.

        Income from continuing operations and net income for the six months ended June 30, 2004 was $3.7 million or $0.09 per diluted share, compared to income from continuing operations of $22.6 million, or $0.51 per diluted share, and net loss of $15.5 million, or $0.35 per diluted share, in the comparable 2003 period. The prior year period included a loss from discontinued operations for AIMCOR and JW Aluminum of $38.5 million, or $0.87 per diluted share. The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis:

Homebuilding

        Net sales and revenues were $125.7 million for the six months ended June 30, 2004, a decrease of $13.8 million from the six months ended June 30, 2003 as a result of fewer unit completions, partially offset by a higher average selling price. The higher selling price reflects the Company's ongoing strategy to market and sell larger homes with more amenities. Total unit completions decreased by 333, or 15.7%, compared to the year earlier period due to fewer sales orders in the last half of 2003 due to a reduced fourth quarter 2003 advertising campaign and promotional incentives.    Excluding the modular business, 1,497 units were completed in the current period, compared to 1,851 in the year-ago period. The modular business completed 294 homes in the current period, 21 more than the year-ago period due primarily to more favorable weather conditions in the current period.

	Six months ended June 30,
	2004	2003
Homes Completed	1,791	2,124
Average Net Selling Price	$70,090	$65,475

        The operating loss was $15.5 million for the six months ended June 30, 2004 compared to operating income of $4.4 million in the year-ago period. This decrease was primarily due to fewer unit completions ($6.9 million), reduced margins due to higher lumber costs ($3.4 million) and other job costs ($3.7 million), plus increases in payroll costs of ($3.0 million) related to salary market adjustments, severance and a change in the commission structure. Additionally, other costs primarily related to workers compensation, insurance and consulting expenses increased $2.9 million in 2004 compared to the prior year period. The Homebuilding segment has recently announced three price increases in response to rising lumber costs. The first of these increases was effective October 1, 2003 and increased prices 3% and the second, effective March 13, 2004, increased prices 5%. A third price increase of 3% was announced during May 2004. In the event lumber costs continue to increase during the remainder of 2004, the Company plans additional price increases.

Financing

        Net sales and revenues were $123.8 million in the 2004 period, an increase of $4.7 million from $119.1 million for year-ago period. This was the result of higher outstanding note balances and higher prepayment-related income. Operating income increased by $1.4 million, to $30.5 million in the 2004 period due to a decline in provision for losses on instalment notes and higher prepayment income (prepayment speeds were 9.7% in the 2004 period compared to 8.1% in 2003) and, partially offset by increased accruals associated with repossessed homes inventory and computer system related consulting fees.

Industrial Products

        Net sales and revenues were $259.1 million for the six months ended June 30, 2004 compared to $223.9 million in the year-earlier period. This increase was due to higher sales prices and increased sales volumes primarily for ductile iron pipe, which had a 22.0% increase in selling price and a 2.0% increase in sales volume. Prices were lower in the prior year period as a result of an industry price war that began in the second quarter of 2002. Industrial Products has had five price increases since June 2003 in response to higher scrap and other manufacturing costs. The third price increase took effect January 1, 2004, the fourth took effect March 15, 2004 and the fifth took effect August 1, 2004. The increase in revenue from increased selling prices was partially offset by a decrease in revenues attributable to Southern Precision and Vestal Manufacturing, which were previously sold and did not qualify for discontinued operations accounting treatment.

        The operating loss for the segment was $0.1 million, compared to a $16.3 million loss in the prior year period. The $16.2 million profit improvement was primarily attributable to higher sales prices ($38.5 million), slightly higher volumes ($1.1 million), partially offset by higher costs for scrap metal and other materials ($25.8 million), higher manufacturing costs ($7.0 million), and higher costs related to workers compensation, medical, compensation and backcharges ($3.3 million). The current period also includes a loss resulting from the $6.0 million sale of Vestal Manufacturing ($1.2 million).

The remainder of the improvement is due to certain costs incurred only in the 2003 period, as detailed below:

    •
    $5.9 million of restructuring costs incurred due to ceasing manufacturing operations at the U.S. Pipe castings plant in Anniston, Alabama.

    •
    $6.5 million related to settling litigation matters.

    •
    $1.7 million to settle a commercial dispute during 2003 that had been previously accrued in the Other segment; accordingly, there was no net impact on the consolidated results of operations in that period.

Natural Resources

        Net sales and revenues were $153.8 million for the six months ended June 30, 2004, an increase of $17.9 million from the $135.9 million in the prior year period. The increase was primarily due to higher coal and natural gas sales prices and increased coal production partially offset by decreased natural gas volumes. Additionally, the Company recorded $1.2 million of natural gas hedge gains in 2004, compared to $4.2 million of natural gas hedge losses in the prior year period.

	Six months ended June 30,
	2004	2003
Average Natural Gas Selling Price (per MCF)	$5.96	$4.87
Billion Cubic Feet of Natural Gas Sold	4.1	4.5
Number of Natural Gas Wells	384	386
Average Coal Selling Price (per Ton)	$38.78	$35.54
Tons of Coal Sold	3.3 million	3.2 million

        For the six months ended June 30, 2004, Natural Resources' operating income was $12.4 million, compared to operating income of $1.6 million in the prior year period. The increase was due to higher coal and natural gas sales prices and higher coal volumes, partially offset by lower gas volumes. Prior year operating income included the impact of adverse geological conditions in Mine No. 7, which resulted in 27 days of lost longwall production. Additionally, a scheduled longwall move in Mine No. 5 took longer than expected, resulting in 18 additional lost days of production in 2003. Also, the Company recorded a $1.6 million reduction of other post-employment benefits liability in 2004 and recorded $1.2 million of hedge gains in 2004 compared to $4.2 million of hedge losses in the prior year.

Other

        Net sales and revenues were $54.1 million for the six months ended June 30, 2004, an increase of $0.3 million from the $53.8 million in the prior year period. Sloss revenues were $4.5 million higher compared to the prior year period, which were partially offset by land sales that were $2.8 million lower than the previous period. Sloss revenues increased in the current period due to increased sales volumes and prices of furnace coke. Sloss operating income was $7.1 million higher than the previous year period due to higher furnace coke volumes and increased pricing.

        Net general corporate expenses principally included in selling, general and administrative expense were $12.7 million for the six months ended June 30, 2004 compared to $6.6 million for the six months ended June 30, 2003. Prior period expenses were lower as a result of a bonus adjustment in the prior year period of approximately $1.0 million and the allocation of approximately $1.7 million in legal expenses from corporate expenses to the Industrial Products segment. In 2004, corporate expenses were higher due to increased medical expenses of $1.6 million, higher professional service fees of $0.7 million related to internal and external audit fees and consulting costs associated with evaluating divestitures of non-core businesses, and $1.1 million primarily related to increased legal, pension and restricted stock expenses.

FINANCIAL CONDITION

        Cash decreased from $60.0 million at December 31, 2003 to $15.7 million at June 30, 2004 primarily due to $63.0 million in share repurchases which was partially offset by $23.2 million of cash received through the issuance of debt, net of payments. See additional discussion in the Statement of Cash Flows section that follows.

        Instalment notes receivable as shown on the balance sheet include instalment notes generated principally from the financing of homes constructed by the Homebuilding segment and mortgage loans originated or purchased by the Financing segment. Instalment notes were $1,673.0 million at June 30, 2004, a decrease of $22.0 million from December 31, 2003 as a result of reduced volume of notes acquired and an increase in prepayment of outstanding balances. Mortgage loans were $90.0 million at June 30, 2004, an increase of $14.5 million from the prior year period resulting from increased acquisitions of seasoned loans.

        The allowance for losses on instalment notes receivable was $12.7 million at June 30, 2004 and December 31, 2003. Delinquencies (the percentage of amounts outstanding over 30 days past due), were 5.2% at June 30, 2004, 6.6% at June 30, 2003 and 6.3% at December 31, 2003. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the six months ended June 30,
	2004	2003
Balance at beginning of period	$12,675	$11,274
Provisions charged to income	5,032	6,336
Charge-offs, net of recoveries	(5,022)	(6,407)

Balance at end of period	$12,685	$11,203

        Receivables, net, consisting principally of trade receivables, were $178.0 million at June 30, 2004, an increase of $22.5 million from December 31, 2003. The increase in receivables were primarily due to higher average selling prices in the Industrial Products and Natural Resources segments and seasonal sales increases in Industrial Products.

        Income taxes receivable of $14.8 million at June 30, 2004 decreased $2.5 million compared to December 31, 2003 primarily as a result of a tax refund received during the first quarter of 2004.

        Prepaid expenses were $9.2 million at June 30, 2004, an increase of $2.7 million from December 31, 2003, due to the timing of Company-wide property insurance payments, which are amortized over the coverage period.

        Property, plant and equipment was $337.2 million at June 30, 2004, a decrease of $15.3 million reflecting deprecation expense ($30.5 million), the sale of Vestal Manufacturing ($3.2 million), partially offset by additions ($18.4 million).

        Unamortized debt expense was $37.8 million at June 30, 2004, an increase from $35.8 million at December 31, 2004, reflecting the increase related to costs associated with issuing convertible debt during the second quarter of 2004, partially offset by unamortized debt costs expensed due to the early prepayment of bank term debt.

        Other long-term assets were $40.0 million at June 30, 2004, an increase from $35.5 million at December 31, 2003, reflecting pension contributions of approximately $14.9 million partially offset by pension expense accruals and the pension assets acquired by the buyer of Vestal Manufacturing Company.

        Mortgage-backed/asset-backed notes decreased to $1,781.0 million from $1,829.9 million at December 31, 2003 due to principal payments on the trusts partially offset by reduced levels of borrowings to finance new instalment notes originating from the sale of homes.

        Other senior debt decreased $101.5 million, primarily reflecting the payoff of the term loan through a portion of the proceeds received from the issuance of the $175 million convertible senior subordinated notes, partially offset by $12.3 million of net draw downs on the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Overview

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

        At June 30, 2004, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.8 billion and primarily consisted of six issues of public debt providing financing for instalment notes receivable purchased by Mid-State. The debt also includes outstanding borrowings under a $400 million warehouse facility (the "Trust IX Variable Funding Loan Facility") providing temporary financing to Mid-State for its current purchases of instalment notes from JWH and purchases of loans from Walter Mortgage Company. At June 30, 2004, there was $205.8 million outstanding under this warehouse facility and $194.2 million available under the warehouse facility.

        At June 30, 2004, total debt has increased by $24.6 million compared to December 31, 2003 comprised of a decrease in mortgage debt of $48.9 million and a decrease in other senior debt of $101.5 million offset by the issuance of the $175.0 million in convertible senior subordinated notes. During this period, net borrowings of mortgage debt decreased due to principal payments on the various mortgage-backed/asset-backed notes amounting to $124.9 million offset by new loan originations from the sale of homes.

Convertible Notes and Senior Debt

        On April 20, 2004, the Company issued convertible senior subordinated notes in the aggregate principal amount of $175 million. The notes are unsecured senior subordinated obligations and are junior in right of payment to any senior debt of the Company and the Company's subsidiaries' and other liabilities, including trade payables. The notes were issued in a private placement at par and will mature on May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable by the Company at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1, 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

        The notes bear interest at 3.75% per annum. Also, during certain periods commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company's common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. Holders can surrender their notes for conversion in any fiscal quarter after the quarter ending June 30, 2004 if the last reported sale price per share of Walter Industries' common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries' common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, upon the occurrence of certain corporate transactions or if the credit ratings are three or more subcategories below the initial credit rating.

        Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate maturity of the debt. A significant downgrade of the credit rating of the debt or a suspension of the ratings by both rating agencies, would result in an acceleration of the conversion feature of the notes.

        Proceeds upon issuance of the notes were $168.9 million, net of approximately $6.1 million of underwriting fees and expenses. A portion of the proceeds was used to repay in full its Term Loan, which had a principal balance outstanding of $111.7 million. Using the remaining proceeds and borrowings under the revolving credit facility, the Company repurchased 4,960,784 shares of its common stock for approximately $63.0 million of which 3,960,784 shares were repurchased from certain affiliates of Kohlberg, Kravis, Roberts and Co ("KKR"). After the repurchase, KKR affiliates own approximately 27% of the Company's outstanding stock.

        In April 2003, the Company entered into a new $500 million bank credit facility (the "2003 Credit Facility) which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. As stated previously, the Term Loan was paid off on April 20, 2004 from the proceeds from the issuance of convertible senior subordinated notes. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the new revolving credit facility is a floating rate of 350 basis points over LIBOR and on the Term Loan was a floating rate of 425 basis points over LIBOR. LIBOR was 1.3% and 1.2% at June 30, 2004 and December 31, 2003, respectively.

        At June 30, 2004 there was $12.3 million of borrowings under the $245 million revolving credit facility. The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At June 30, 2004 letters of credit with a face amount of $64.1 million were outstanding. At June 30, 2004 approximately $168.6 million was available under the revolving credit facility.

        The 2003 Credit Facility, as amended, contains a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends and repurchase stock, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including change of control). In addition, under the 2003 Credit Facility, the Company and its Restricted Subsidiaries (as

defined in the 2003 Credit Facility) are required to maintain specified financial ratios and comply with certain other financial tests.

        Effective March 24, 2004 and April 13, 2004, the Company entered into amendments of the 2003 Credit Facility to provide the Company with flexibility in the timing of its long term financing under mortgage backed/asset-backed notes; to permit the issuance of senior convertible notes; and to increase the amount of shares that could be repurchased under the 2003 Credit Facility. These amendments modify the 2003 Credit Facility as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) for the Four-Quarter Period ending June 30, 2004 only, the Consolidated Leverage Ratio, as defined in the Agreement, cannot exceed 4.25:1.0; unless the Company completes a securitization during such period, in which case the ratio cannot exceed 3.30:1.0; (c) for the Four-Quarter Period ending June 30, 2004 only, the Consolidated Fixed Charge Coverage Ratio, as defined in the Agreement, will not be tested; unless the Company completes a securitization during such period, in which case the ratio must exceed 1.25:1.0; and (d) permits the Company to incur additional indebtedness related to the issuance of convertible senior subordinated notes and to repurchase additional shares of the Company's common stock. In May 2004, the Company's lenders waived the requirement that the Company permanently reduce the Revolver commitment with the net cash proceeds from the sale of Vestal Manufacturing.

        EBITDA, as defined in the 2003 Credit Facility, excludes the EBITDA generated by its Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the Financing Trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facility could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior secured debt becoming immediately due and payable. At June 30, 2004, the Company was in compliance with these covenants.

        As of June 30, 2004, the Company's bank 2003 Credit Facility was rated BB by Standard Poors and Ba2 by Moody's Investor Services, both with a stable outlook.

Mid-State Activity

        Trust IX is a Delaware Statutory Trust whose assets are limited to pledged instalment notes and mortgages purchased from Mid-State. The Trust IX Variable Funding Loan Facility's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Facility include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 2.5% and 5.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Variable Funding Loan Facility could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Facility that remains uncured might result in the curtailment of the Company's production activities and negatively affect its ability to securitize its production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at June 30, 2004. Mid-State Homes and Walter Mortgage Company are servicers under the Trust IX Variable Funding Loan Facility and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trust IX Variable Funding Loan Facility, which includes the maintenance of a minimum net worth at Mid-State, which if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition as they no longer would receive servicing fees. The Trust

IX Variable Funding Loan Facility matured on February 2, 2004 and was subsequently renewed to January 31, 2005.

        The Company believes that the Mid-State Trust IX Variable Funding Loan Facility will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by the Homebuilding segment and WMC.

        In December 2003, Mid-State Capital Corporation, a wholly-owned subsidiary of Mid-State Holdings Corporation, filed a shelf registration statement on Form S-3 totaling $1.2 billion for future permanent financings of instalment notes and mortgage loans. On July 15, 2004, Mid-State Capital Corporation completed its first trust offering of mortgage-backed notes under this shelf registration for $294 million. Proceeds from the offering were used to repay the Mid-State Trust IX Variable Funding Loan Facility in full and to provide approximately $38 million for general corporate purposes. It is anticipated that Mid-State will continue to use the Trust IX Variable Funding Loan Facility to finance the purchase of additional instalment notes and mortgage loans generated from the future sales of homes as well as the origination and purchase of seasoned loans by Walter Mortgage Company.

Statement of Cash Flows

        Cash was approximately $15.7 million and $60.0 million at June 30, 2004 and December 31, 2003, respectively. The decrease in cash is primarily the result of the increase in accounts receivable ($24.4 million), change in accumulated postretirement benefits obligation ($5.8 million), the purchase of new pipe production and mining equipment, net of retirements ($18.4 million), the purchase of treasury stock ($63.0 million), offset by the issuance of debt, net of payments ($23.2 million), depreciation ($30.5 million), proceeds from the sale of Vestal Manufacturing Company assets ($6.0 million) and other changes of ($7.5 million).

        Cash flows provided by operating activities for the six months ended June 30, 2004, were $17.1 million compared with $20.0 million of cash flows provided for the six months ended June 30, 2003. The reduction in cash flows was principally due to a decrease in income from continuing operations, an increase in receivables and a decrease in cash flows provided by discontinued operations partially offset by an increase in accrued expenses. For the six months ended June 30, 2004, the Company paid approximately $3.6 million of selling expenses related to the disposition of AIMCOR and JW Aluminum.

        Capital expenditures, net of retirements, totaled $18.4 million in the six months ended June 30, 2004 related principally to longwall and natural gas well equipment at Natural Resources and molding equipment at Industrial Products. Commitments for capital expenditures at June 30, 2004 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2004 will approximate $50 million. Actual expenditures in 2004 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        For the six months ended June 30, 2004, the company paid approximately $6.8 million of Corporate Debt interest. For the year ending December 31, 2004, the Company estimates total interest payments of approximately $12.5 million related to the Other Senior Debt and convertible senior subordinated notes.

        On July 30, 2004, the Board of Directors declared a $0.03 per share dividend payable on September 13, 2004 to shareholders of record on August 13, 2004.

ENVIRONMENTAL

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenditures charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2003, 2002 and 2001, were approximately $10.8 million, $7.0 million and $7.8 million, respectively. The increase in expenses from 2002 to 2003 occurred at Sloss, which increased approximately $4.5 million due to additional compliance costs for ongoing operations primarily related to obtaining a new permit for its Biological Treatment Facility of $1.7 million and an increase of approximately $2.7 million related to remediation activities mandated by the Environmental Protection Agency ("EPA"). Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $2.3 million per year in the next five years. Capital expenditures for the years ended December 31, 2003 and 2002 for environmental requirements were $2.0 million and $3.9 million, respectively.

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

        The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRP's at such sites and a significant number of the PRP's are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been finalized respecting one of the sites. U.S. Pipe has satisfied its obligations under the Consent Order at a cost that was not material. Natural resource damage claims respecting that same site have now also been made by the State of California, but U.S. Pipe, as a member of the same group of PRPs, believes it has adequate first dollar insurance coverage covering the State's claims. With respect to the other site, located in Anniston, Alabama, the EPA is conducting an inquiry but EPA has not, to date, issued a formal notice letter to PRP's setting forth a settlement demand on the site. Civil litigation in respect of the site is also on-going. Management does not believe that U.S. Pipe's share of any liability will have a material adverse effect on the financial condition of the Company and its subsidiaries, but could be material to results of operations in a reporting period.

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

        The United States Environmental Protection Agency and the Alabama Department of Environmental Management, and the Jefferson County Department of Health have alleged that Sloss has allowed discharges in excess of permitted limits and violated certain reporting requirements. In settlement of allegations of permit violations relating to wastewater discharges into an adjacent creek, Sloss paid a fine of approximately $0.7 million and donated approximately 300 acres of land for public use in 2003. Sloss and the Jefferson County Department of Health entered into an agreement regarding alleged violations of the clean air act. In settlement of allegations, Sloss paid a fine of approximately $0.1 million and entered into a supplemental environmental project valued at $0.5 million, requiring Sloss to retrofit six (6) Jefferson Warrior Railroad locomotives with emission reduction controls.

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

MARKET RISK

        The Company's primary market risk exposures relate to (i) restricted short-term investments, (ii) interest rate risk on the instalment notes receivable portfolio, (iii) prepayments on the instalment notes receivable portfolio, (iv) interest rate risk on short and long-term borrowings, (v) interest rate risk on pension and other post employment benefit obligations and (vi) commodity risks associated with the purchase of raw materials including scrap metal and lumber, and hedge contracts with respect to the purchase and sales of natural gas. There have been no material changes, other than those described below, to the information in "Item 7a. Qualitative and Quantitative Disclosures About Market Risk" described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

        The Company's exposure to long-term interest rate risk has been reduced as a result of the issuance of fixed-rate convertible senior subordinated notes and the payoff of the variable-rate Term Loan during April 2004.

        The Company's fixed-rate gross instalment notes receivables were $1.750 billion and fixed-rate mortgage-backed/asset-backed notes payable were $1.781 billion as of June 30, 2004. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments although changes in interest rates could affect the fair value of such instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

        The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

        At June 30, 2004, swap contracts to hedge anticipated natural gas sales through August 2004 totaling 0.8 million mmbtu were outstanding at a price of $6.45 per mmbtu. At June 30, 2004, the net gain from these hedging instruments, which was $0.1 million, was recorded in other assets and accumulated comprehensive income (loss).

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2004, the EITF reached a preliminary determination of EITF 04-8 Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earning per Share, which states that the rules relating to contingently convertible securities should be changed and that the "if converted" method should be used in relation to such securities in calculating diluted earnings per share. In the event that the FASB adopts this rule change, the Company's diluted earnings per share would be required to be recalculated and restated by including 9.8 million additional shares as potentially dilutive. If restatement is required for the three months ended June 30, 2004, the Company's diluted earnings per share would be $0.19.

CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities.

        On April 20, 2004, the Company issued and sold in private placement $175 million (principal amount) of 3.75% convertible senior subordinated notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds to the Company were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses.

        The convertible senior subordinated notes are convertible subject to certain conditions, into the Company's common stock at an initial conversion rate of 56.0303 shares of common stock per $1,000 principal adjustment of notes which is equivalent to an initial conversion price of approximately $17.85 per share subject to adjustment and under certain circumstances.

Purchase of Equity Securities by the Company and Affiliated Purchasers.

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2004 by Walter Industries, Inc. or any "affiliated purchaser" of Walter Industries, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announcated Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1, 2004 - April 30, 2004	4,960,784	(1)	$12.70	—	—
May 1, 2004 - May 31, 2004	—		—	—	—
June 1, 2004 - June 30, 2004	—		—	—	—

Total	4,960,784		$12.70	—	$7,500,000

(1)
The Company repurchased 3,960,784 shares of its common stock from certain affiliates of Kohlberg Kravis Roberts & Co. and 1,000,000 shares from the purchasers of the convertible senior subordinated notes. These shares were purchased pursuant to resolutions adopted by the Board of Directors on April 12 and April 22, 2004. There is no further authority available for stock repurchases pursuant to these resolutions.

The Company has ongoing authorization from the Board of Directors to repurchase shares of common stock in the open market or in negotiated transactions. There is no expiration of this authorized program and the Company has not determined to terminate the program. As of June 30, 2004, $7.5 million remains available under the program.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders on April 22, 2004, the following proposals were submitted to the Stockholders:

  1.
  The election of the following directors:

Director	For	Withhold
Donald N. Boyce	38,002,304	483,097
Howard L. Clark, Jr.	37,908,558	576,843
Don DeFosset	37,877,210	608,191
Perry Golkin	37,854,412	630,989
Jerry W. Kolb	37,976,399	509,002
Scott C. Nuttall	37,321,284	1,164,117
Bernard G. Rethore	37,976,404	508,997
Neil A. Springer	37,976,604	508,797
Michael T. Tokarz	37,816,188	669,213
  2.
  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year ending December 31, 2004: For, 37,976,503; Against, 508,865; Abstain, 33.

  3.
  A proposal to approve the Company's Amended and Restated Certificate of Incorporation: For, 38,433,190; Against, 48,351; Abstain, 3,860.

  4.
  A proposal to approve the Company's Amended and Restated Employee Stock Purchase Plan: For, 36,226,091; Against, 215,769; Abstain, 43,105.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number
3(i)	Amended and Restated Certificate of Incorporation of the Company (1)
4	First Amendment to the Common Stock Registration Rights Agreement and the Channel One Registration Rights Agreement dated April 13, 2004 (2)
10.21	Amendment No. 4 to Credit Agreement dated April 13, 2004
10.22	Stock Repurchase Agreement dated April 13, 2004 by and between Walter Industries, Inc. and Kohlberg Kravis Roberts and Co.
10.23	Stock Repurchase Agreement dated April 22, 2004 by and between Walter Industries, Inc. and Kohlberg Kravis Roberts and Co.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

    (1)
    This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on April 26, 2004.

    (2)
    This Exhibit is incorporated by reference to Form S-3 (File No. 333-117477) filed by the Company with the Commission on July 19, 2004.

  (b)
  Current Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on June 25, 2004 with respect to the press release issued on June 23, 2004 announcing that Kohlberg Kravis Roberts & Co. and affiliates (KKR) have exercised rights to require registration of Walter Industries, Inc. common stock that KKR owns and the press release issued on June 23, 2004 providing updated full year and second quarter earnings guidance.

  The Company filed a Current Report on Form 8-K on April 30, 2004 with respect to the press release issued on April 28, 2004 setting forth the Company's first-quarter earnings and the press release issued on April 28, 2004 announcing the resignation of an officer.

  The Company filed a Current Report on Form 8-K on April 26, 2004 announcing two amendments to the Company's Amended and Restated Certificate of Incorporation.

  The Company filed a Current Report on Form 8-K on April 22, 2004 with respect to the press release issued on April 21, 2004 announcing its completion of the private placement of $175 million aggregate principal amount of convertible senior subordinated notes.

  The Company filed a Current Report on Form 8-K on April 16, 2004 with respect to the press release issued on April 15, 2004 announcing the pricing of the private placement of $150 million aggregate principal amount of convertible senior subordinated notes.

  The Company filed a Current Report on Form 8-K on April 13, 2004 with respect to the press release issued on April 13, 2004 announcing the proposed private placement of $125 million aggregate principal amount of convertible senior subordinated notes.

  The Company filed a Current Report on Form 8-K on April 8, 2004 with respect to the press release issued on April 6, 2004 providing updated full year and first quarter earnings guidance.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ W. F. OHRT W. F. Ohrt Executive Vice President and Principal Financial Officer	/s/ C. E. CAUTHEN C.E. Cauthen Senior Vice President, Controller and Principal Accounting Officer

Date: August 9, 2004

QuickLinks

PART I—FINANCIAL INFORMATION WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For The Six Months Ended June 30, 2004 (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 (Unaudited)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
PART II—OTHER INFORMATION
SIGNATURES