Form 10-Q
period 2004-09-30
WALTER INDUSTRIES INC /NEW/
filed 2004-11-09
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER INDUSTRIES, INC.

Incorporated in Delaware	IRS Employer Identification No. 13-3429953

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

        There were 35,994,147 shares of common stock of the registrant outstanding at October 31, 2004.

PART I—FINANCIAL INFORMATION
WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$47,572	$59,982
Short-term investments, restricted	105,692	100,315
Marketable securities	665	652
Instalment notes receivable, net of allowance of $12,587 and $12,675, respectively	1,744,059	1,757,832
Receivables, net	189,788	155,497
Income taxes receivable	15,369	17,271
Inventories	211,929	215,855
Prepaid expenses	13,089	6,528
Property, plant and equipment, net	333,502	352,529
Investments	6,153	6,326
Deferred income taxes	37,185	47,498
Unamortized debt expense	38,166	35,810
Other long-term assets, net	47,638	35,472
Goodwill and other intangibles, net	146,046	149,962

	$2,936,853	$2,941,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$100,947	$99,889
Accrued expenses	122,918	109,136
Debt:
Mortgage-backed/asset-backed notes	1,796,071	1,829,898
Senior debt	—	113,754
Convertible senior subordinated notes	175,000	—
Accrued interest	17,992	17,119
Accumulated postretirement benefits obligation	283,906	292,300
Other long-term liabilities	198,479	202,823

Total liabilities	2,695,313	2,664,919

Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—56,608,518 and 55,692,942 shares	566	557
Capital in excess of par value	1,154,641	1,150,442
Accumulated deficit	(636,231)	(658,965)
Treasury stock—18,774,097 and 13,813,313 shares, at cost	(227,038)	(164,018)
Accumulated other comprehensive loss	(50,398)	(51,406)

Total stockholders' equity	241,540	276,610

	$2,936,853	$2,941,529

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2004	2003
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$326,895	$280,647
Interest income on instalment notes	54,961	56,552
Miscellaneous	6,468	6,796

	388,324	343,995

Costs and expenses:
Cost of sales (exclusive of depreciation)	252,480	240,286
Depreciation	14,687	13,325
Selling, general and administrative	47,500	42,279
Provision for losses on instalment notes	3,265	4,907
Postretirement benefits	2,053	2,095
Interest expense—mortgage-backed/asset-backed notes	32,824	33,492
Interest expense—corporate debt	3,803	6,604
Amortization of other intangibles	1,079	1,586
Provision for estimated hurricane losses	4,918	—
Restructuring and impairment charges	534	1,650

	363,143	346,224

Income (loss) from continuing operations before income tax expense	25,181	(2,229)
Income tax (expense) benefit	(6,108)	2,201

Income (loss) from continuing operations	19,073	(28)
Discontinued operations:
Income from discontinued operations, net of tax expense of $2,369	—	4,033
Estimated loss on disposal of discontinued operations, net of tax benefit of $5,637	—	(13,263)

Net income (loss)	$19,073	$(9,258)

Basic income (loss) per share:
Income from continuing operations	$0.51	$—
Discontinued operations	—	(0.22)

Net income (loss)	$0.51	$(0.22)

Diluted income (loss) per share:
Income from continuing operations	$0.50	$—
Discontinued operations	—	(0.22)

Net income (loss)	$0.50	$(0.22)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended September 30,
	2004	2003
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$914,941	$825,202
Interest income on instalment notes	166,634	166,645
Miscellaneous	12,653	13,858

	1,094,228	1,005,705

Costs and expenses:
Cost of sales (exclusive of depreciation)	736,870	690,757
Depreciation	45,188	40,461
Selling, general and administrative	147,374	126,201
Provision for losses on instalment notes	8,297	11,243
Postretirement benefits	5,158	6,427
Interest expense—mortgage-backed/asset-backed notes	94,826	96,478
Interest expense—corporate debt	13,954	14,371
Amortization of other intangibles	3,916	4,684
Provision for estimated hurricane losses	4,918	—
Litigation expense	—	6,500
Restructuring and impairment charges	1,048	7,537

	1,061,549	1,004,659

Income from continuing operations before income tax expense	32,679	1,046
Income tax (expense) benefit	(9,945)	21,570

Income from continuing operations	22,734	22,616
Discontinued operations:
Income from discontinued operations, net of tax expense of $7,672	—	13,262
Estimated loss on disposal of discontinued operations, net of tax benefit of $31,322	—	(60,963)
Cumulative effect of change in accounting principle, net of tax expense of $123	—	376

Net income (loss)	$22,734	$(24,709)

Basic income (loss) per share:
Income from continuing operations	$0.58	$0.52
Discontinued operations	—	(1.10)
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$0.58	$(0.57)

Diluted income (loss) per share:
Income from continuing operations	$0.57	$0.52
Discontinued operations	—	(1.10)
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$0.57	$(0.57)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2004
(UNAUDITED)
(in thousands)

	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Common Stock	Capital in Excess of Par Value	Treasury Stock
Balance at December 31, 2003	$276,610		$(658,965)	$(51,406)	$557	$1,150,442	$(164,018)
Comprehensive income:
Net income	22,734	$22,734	22,734
Other comprehensive income, net of tax:
Decrease in additional pension liability	1,008	1,008		1,008

Comprehensive income		$23,742

Stock issued upon exercise of stock options	7,225				9	7,216
Purchase of treasury stock	(63,020)						(63,020)
Dividends paid, $0.09 per share	(3,489)					(3,489)
Stock-based compensation	472					472

Balance at September 30, 2004	$241,540		$(636,231)	$(50,398)	$566	$1,154,641	$(227,038)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$22,734	$22,616
Adjustments to reconcile income to net cash provided by continuing operations:
Provision for losses on instalment notes receivable	8,297	11,243
Depreciation	45,188	40,461
Provision for deferred income taxes	10,208	3,987
Accumulated postretirement benefits obligation	(8,394)	(6,783)
Decrease in other long-term liabilities	(2,337)	(5,213)
Amortization of other intangibles	3,916	4,684
Amortization of debt expense	6,986	4,451
Loss on sale of assets	1,294	—
Restructuring and impairment charges	772	6,350
Stock-based compensation	472	—
Decrease (increase) in assets:
Marketable securities	(13)	958
Receivables, net	(36,157)	(13,193)
Income taxes receivable	2,007	(17,983)
Inventories	866	(8,128)
Prepaid expenses	(6,561)	(382)
Increase (decrease) in liabilities:
Accounts payable	2,277	1,212
Accrued expenses	16,787	951
Accrued interest	873	(1,121)

Cash flows provided by continuing operations	69,215	44,110
Cash flows (used in) provided by discontinued operations	(3,611)	18,698

Cash flows provided by operating activities	65,604	62,808

INVESTING ACTIVITIES
Notes originated from sales and resales of homes and purchases of loan portfolios	(345,571)	(374,538)
Cash collections on accounts and payouts in advance of maturity	351,047	337,590
Increase in short-term investments, restricted	(5,377)	(9,338)
Additions to property, plant and equipment, net of retirements	(29,316)	(31,471)
Increase in investments and other assets, net	(13,590)	(3,025)
Additions to property, plant and equipment of discontinued operations	—	(19,219)
Proceeds from sale of subsidiary	6,000	—

Cash flows used in investing activities	(36,807)	(100,001)

FINANCING ACTIVITIES
Issuance of debt	670,218	1,041,201
Retirement of debt	(644,239)	(954,876)
Additions to unamortized debt expense	(7,902)	(7,273)
Dividends paid	(3,489)	(3,884)
Purchases of treasury stock	(63,020)	(27,566)
Exercise of employee stock options	7,225	604

Cash flows (used in) provided by financing activities	(41,207)	48,206

Net (decrease) increase in cash and cash equivalents	(12,410)	11,013
Cash and cash equivalents at beginning of period	59,982	8,234

Cash and cash equivalents at end of period	$47,572	$19,247

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Walter Industries, Inc. ("the Company") and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        Per the AIMCOR sales agreement for the divestiture of the business, the final sales price is subject to certain post-closing cash and net working capital adjustments. The cash and working capital adjustments are defined in the sales agreement and is subject to resolution and arbitration process provided for in the agreement. The Company is currently in arbitration against the purchaser of AIMCOR. The Company recorded a receivable in 2003 of approximately $16 million for estimated net cash and working capital adjustments due to the Company. The ultimate recovery of this receivable is subject to the resolution and arbitration processes described above. Management believes it has a valid basis for its claims and intends to vigorously pursue recovery through these resolution and arbitration processes.

        As a result of the adoption of plans to dispose of AIMCOR and JW Aluminum, their operations have been classified as discontinued operations in the accompanying statements of operations for the three and nine months ended September 30, 2003.

        Net sales and revenues and income from such discontinued operations were as follows (in thousands):

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
Net sales and revenues	$167,112	$493,168
Income from discontinued operations before income tax expense	$6,402	$20,934
Income tax expense	(2,369)	(7,672)

Income from discontinued operations	$4,033	$13,262

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$19,073	$(9,258)	$22,734	$(24,709)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	70	—	309	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(753)	(787)	(2,207)	(2,639)

Pro forma net income (loss)	$18,390	$(10,045)	$20,836	$(27,348)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) per share:
Basic—as reported	$0.51	$(0.22)	$0.58	$(0.57)
Basic—pro forma	0.49	(0.24)	0.53	(0.63)
Diluted—as reported	0.50	(0.22)	0.57	(0.57)
Diluted—pro forma	0.48	(0.24)	0.52	(0.63)

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for the following periods were:

	For the three months ended March 31,		For the three months ended June 30,		For the three months ended September 30,
	2004	2003	2004	2003	2004	2003
Risk free interest rate	5.02%	3.97%	4.67%	3.89%	4.41%	3.90%
Dividend yield	1.00%	1.00%	1.00%	1.00%	1.00%	1.00%
Expected life (years)	7.0	8.0	6.9	7.8	6.6	8.0
Volatility	39.86%	40.17%	39.56%	40.01%	39.14%	40.17%

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

Note 4—Restructuring and Impairments

        On December 1, 2003, the Company announced that Jim Walter Resources expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. The mine was originally scheduled to close in 2006. However, given the poor operating conditions, management concluded that it was not economically feasible to access Mine No. 5's remaining coal reserves beyond 2004. On April 6, 2004, the Company announced that it would extend its coal production schedule for Mine No. 5 to mid-2005 due to favorable increases in metallurgical coal prices around the world. The Company previously estimated total costs of the shutdown at approximately $17.8 million, of which approximately $12.7 million would qualify as restructuring costs. As a result of the delay in the shutdown of the mine, total expected costs have decreased to approximately $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. Due to the change in the timing of the mine shutdown and the related decrease in estimated restructuring costs, the Company remeasured the liability, which resulted in a $0.7 million reversal during the first quarter of 2004 of amounts previously charged to restructuring expense in 2003. The Company recorded approximately $0.5 million of restructuring and impairment charges for each of the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 related to the shutdown of Mine No. 5. Estimated costs associated with the shutdown and amounts recorded as restructuring expenses are as follows (in thousands):

	Total Expected Costs	Total restructuring & impairment expenses recognized from inception to September 30, 2004	Restructuring & impairment charges expensed for the three months ended September 30, 2004	Restructuring & impairment charges expensed for the nine months ended September 30, 2004	Restructuring & impairment charges expensed from inception to December 31, 2003
Termination benefits	$4,046	$1,768	$534	$927	$841
Other employee-related costs	8,475	5,790	—	—	5,790
Other costs	2,001	67	—	—	67

Total	$14,522	$7,625	$534	$927	$6,698

        Termination benefits consist primarily of one year's post-employment health benefits for United Mine Workers of America ("UMWA") employees and severance related to staff reductions of salaried personnel. Other employee-related costs include approximately $5.8 million expensed in 2003 related to an increase in benefit costs associated with the curtailment of the UMWA other post-retirement benefits plan and increases in other employee-related costs, such as workers compensation, that will be expensed when incurred. Other costs primarily represent incremental costs related to the closure of the mine that will be charged to operating costs when incurred.

        Amounts recorded in accrued restructuring for the closure of Mine No. 5 are as follows (in thousands):

	For the three months ended September 30, 2004	For the three months ended June 30, 2004	For the three months ended March 31, 2004	For the year ended December 31, 2003
Beginning balance	$1,366	$832	$973	$—
Restructuring expense	534	534	534	973
Restructuring payments	—	—	—	—
Reversal of prior accruals	—	—	(675)	—

Ending balance	$1,900	$1,366	$832	$973

        On April 29, 2003, U.S. Pipe, the primary component of the Industrial Products segment, ceased production and manufacturing operations at its castings plant in Anniston, Alabama. The decision to cease operations was the result of several years of declining financial results and resulted in the termination of approximately 80 employees. Exit costs associated with the plant closure were $6.1 million. Costs associated with the restructuring are as follows (in thousands):

	Total Costs	Total restructuring & impairment expenses recognized from inception to September 30, 2004	Restructuring & impairment charges expensed for the three months ended September 30, 2004	Restructuring & impairment charges expensed for the nine months ended September 30, 2004	Restructuring & impairment charges expensed from inception to December 31, 2003
One-time termination benefits	$758	$758	$—	$32	$726
Contract termination costs	76	76	—	(209)	285
Other associated costs	787	787	—	560	227
Write-off of property, plant and equipment and related parts and materials	4,438	4,438	—	(262)	4,700

Total	$6,059	$6,059	$—	$121	$5,938

        Other associated costs principally include site clean-up costs that were expensed as restructuring charges when incurred.

        Amounts recorded in accrued restructuring for ceasing production and manufacturing operations in Anniston, Alabama are as follows (in thousands):

	For the three months ended September 30, 2004	For the three months ended June 30, 2004	For the three months ended March 31, 2004	For the year ended December 31, 2003
Beginning balance	$175	$325	$243	$—
Restructuring expense	—	87	296	1,238
Restructuring payments	(25)	(237)	(214)	(995)

Ending balance	$150	$175	$325	$243

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at September 30, 2004 and December 31, 2003 include (i) temporary investment of reserve funds and collections on instalment notes receivable owned by Mid-State Trusts IV, VI, VII, VIII, IX, X, XI and 2004-1 (the "Trusts") ($98.2 million and $94.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated amounts restricted to specific uses ($7.5 million and $6.3 million), respectively.

Note 6—Instalment Notes Receivable

        Instalment notes receivable are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Instalment notes receivable	$1,650,906	$1,695,040
Mortgage loans receivable	105,740	75,467
Less: Allowance for losses	(12,587)	(12,675)

	$1,744,059	$1,757,832

        During the three and nine months ended September 30, 2004, the Company purchased portfolios of $16.6 million and $31.3 million, respectively, of seasoned mortgage loans.

        Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the nine months ended September 30,
	2004	2003
Balance at beginning of period	$12,675	$11,274
Provisions charged to income	8,297	11,243
Charge-offs, net of recoveries	(8,385)	(10,770)

Balance at end of period	$12,587	$11,747

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Finished goods	$114,033	$116,075
Goods in process	41,107	31,071
Raw materials and supplies	38,942	49,854
Repossessed houses held for resale	17,847	18,855

Total inventories	$211,929	$215,855

Note 8—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Mortgage-Backed/Asset-Backed Notes and
Variable Funding Loan:
Trust IV Asset Backed Notes	$341,101	$398,544
Trust VI Asset Backed Notes	205,834	228,620
Trust VII Asset Backed Notes	174,390	196,461
Trust VIII Asset Backed Notes	224,424	254,182
Trust IX Variable Funding Loan	—	129,759
Trust X Asset Backed Notes	300,229	328,121
Trust XI Asset Backed Notes	262,737	294,211
2004-1 Trust Asset Backed Notes	287,356	—

	1,796,071	1,829,898

Other senior debt:
Walter Industries, Inc.
Convertible Senior Subordinated Notes	175,000	—
Term Loan, net of discount of $1,440	—	113,754

	175,000	113,754

Total	$1,971,071	$1,943,652

        On July 15, 2004, Mid-State Capital Corporation, a wholly-owned subsidiary of the Company, issued notes under the 2004-1 Trust offering of asset-backed notes. These notes are secured by instalment sale contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies and mortgage loans, promissory notes and mortgages originated and/or purchased by Walter Mortgage Company. The notes were issued in four separate classes with a single maturity date of August 2037 and with a weighted average, fixed interest coupon of 6.64%. The initial net proceeds of approximately $244.0 million were used to repay borrowings of $205.8 million under the Company's Mid-State Trust IX Variable Funding Loan Facility, and provided approximately $38.2 million for general corporate purposes. Mid-State Capital Corporation also incurred debt issuance costs of approximately $1.8 million that will be amortized to interest expense based on the paydown of the related notes. During the three months ended September 30, 2004, the Company received additional net proceeds of approximately $50 million under the offering, related to instalment sales contracts and notes originated or purchased during that period, for a total offering of $294 million. The additional proceeds were used for general corporate purposes.

        In April 2004, the Company issued $175 million of convertible senior subordinated notes which will mature May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable by the Company at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1, 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

        The notes bear interest at 3.75% per annum. Commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company's common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. Holders can surrender their notes for conversion in any fiscal quarter after the quarter ending June 30, 2004 if the last reported sale price per share of Walter Industries' common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries' common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, upon the occurrence of certain corporate transactions or if future credit ratings are three or more subcategories below the initial credit rating. Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate maturity of the debt. A significant downgrade of the credit rating of the debt or a suspension of the ratings by both rating agencies would result in an acceleration of the conversion feature of the notes.

        Proceeds upon issuance of the notes were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses. A portion of the proceeds was used to repay in full the Term Loan, which had a principal balance outstanding of approximately $111.7 million. Using the remaining proceeds and borrowings under the revolving credit facility, the Company repurchased 4,960,784 shares of its common stock for approximately $63.0 million, of which 3,960,784 shares totaling $50.0 million were repurchased from certain affiliates of Kohlberg, Kravis, Roberts and Co ("KKR"). After the repurchase, KKR affiliates owned approximately 27% of the Company's outstanding stock.

        In April 2003, the Company entered into a new $500 million bank credit facility (the "2003 Credit Facility") which consists of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. In April 2004, the Company repaid the remaining balance of the term loan from the proceeds of the convertible debt issue. The 2003 revolving credit facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the revolving credit facility is a floating rate of 400 basis points over LIBOR and on the retired term loan was a floating rate of 425 basis points over LIBOR. LIBOR was 1.8% and 1.2% at September 30, 2004 and December 31, 2003, respectively.

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

        Effective March 24, 2004, April 13, 2004 and October 28, 2004, the Company entered into amendments of the 2003 Credit Facility to provide the Company with flexibility in the timing of its long term financing under mortgage backed/asset-backed notes; to permit the issuance of senior convertible notes; and to increase the amount of availability to make restricted payments such as share repurchases and dividends under the 2003 Credit Facility. These amendments modified the 2003 Credit Facility as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) permitted the Company to incur additional indebtedness related to the issuance of convertible senior subordinated notes and repurchase additional shares of the Company's common stock and (c) increased the amount available to make restricted payments, which includes share repurchases.

        The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At September 30, 2004 letters of credit with a face amount of $59.5 million were outstanding and approximately $185.5 million was available under the revolving credit facility. No amounts were outstanding under the revolving credit facility at September 30, 2004 and December 31, 2003.

        The Mid-State Trust IX Variable Funding Loan Facility (or "Trust IX") is a $400.0 million warehouse facility with Bank of America as lender and as Administrative Agent maturing January 31, 2005. Interest is based on the cost of A-1 and P-1 rated commercial paper plus .35% and a facility fee on the committed amount of .40%. The weighted average interest rate was 2.51% as of September 30, 2004.

Note 9—Pension and Other Employee Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Post-Retirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit costs:
Service cost	$1,961	$1,862	$475	$458
Interest cost	5,568	5,581	3,927	3,810
Expected return on plan assets	(5,722)	(4,925)	—	—
Amortization of transition amount	(1)	(173)	—	—
Amortization of prior service cost	179	216	(1,633)	(1,633)
Amortization of net loss (gain)	1,540	1,465	(93)	(659)

Net periodic benefit cost	3,525	4,026	2,676	1,976
Discontinued operations	—	—	—	44

Net periodic benefit cost for continuing operations	$3,525	$4,026	$2,676	$2,020

	Pension Benefits		Post-Retirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit costs:
Service cost	$5,884	$5,587	$1,426	$1,376
Interest cost	16,704	16,741	11,782	11,430
Expected return on plan assets	(17,167)	(14,775)	—	—
Amortization of transition amount	(2)	(518)	—	—
Amortization of prior service cost	538	647	(4,901)	(4,901)
Amortization of net loss (gain)	4,621	4,395	(279)	(1,979)

Net periodic benefit cost	10,578	12,077	8,028	5,926
Discontinued operations	—	—	—	134

Net periodic benefit cost for continuing operations	$10,578	$12,077	$8,028	$6,060

        In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 is effective for the first interim or annual period ending after June 15, 2004. The Company has determined that it sponsors health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for 2004 is estimated to be $0.7 million. The Company recorded $0.4 million as a reduction to Other Postretirement Benefits expense for the three months ended September 30, 2004 and expects to record $0.3 million as a reduction to Other Postretirement Benefits expense for the three months ended December 31, 2004.

        During the second quarter of 2004, the Company reduced the Other Postretirement Benefits liability by $1.6 million to reverse an overaccrual for certain retiree life insurance benefits which are provided by the UMWA union plans which are indirectly funded by Jim Walter Resources.

Note 10—Income Taxes

        The Company established a $1.8 million valuation allowance for certain Homebuilding segment state deferred tax assets during the second quarter of 2004.

Note 11—Earnings Per Share

        Calculations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Net income (loss)	$19,073	$19,073	$(9,258)	$(9,258)

Shares of common stock outstanding:
Average number of common shares	37,425	37,425	42,210	42,210
Effect of dilutive securities:
Stock options	—	857	—	399

	37,425	38,282	42,210	42,609

Net income (loss) per share	$0.51	$0.50	$(0.22)	$(0.22)

	Nine months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Net income (loss)	$22,734	$22,734	$(24,709)	$(24,709)

Shares of common stock outstanding:
Average number of common shares	39,154	39,154	43,375	43,375
Effect of dilutive securities:
Stock options	—	688	—	302

	39,154	39,842	43,375	43,677

Net income (loss) per share	$0.58	$0.57	$(0.57)	$(0.57)

Note 12—Segment Information

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Three months ended September 30,
	2004	2003
Net sales and revenues:
Homebuilding	$54,172	$66,968
Financing	59,262	61,108
Industrial Products	157,229	131,737
Natural Resources	95,549	61,444
Other	28,816	27,293
Consolidating Eliminations	(6,704)	(4,555)

Net sales and revenues	$388,324	$343,995

Operating income (loss) (a):
Homebuilding	$(9,550)	$(1,591)
Financing (b)	8,569	11,780
Industrial Products	8,286	5,965
Natural Resources	23,674	(9,678)
Other	(1,288)	(1,423)
Consolidating Eliminations	(707)	(678)

Operating income	28,984	4,375
Less: Corporate debt interest expense	(3,803)	(6,604)

Income (loss) from continuing operations before income taxes	25,181	(2,229)
Income tax (expense) benefit	(6,108)	2,201

Income (loss) from continuing operations	$19,073	$(28)

Depreciation:
Homebuilding	$1,213	$1,257
Financing	401	219
Industrial Products	6,415	6,459
Natural Resources	5,464	4,084
Other	1,194	1,306

Total	$14,687	$13,325

(a)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes an allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

(b)
Operating income amounts are net of (i) amortization of other intangibles of $1,079 and $1,586 for the three months ended September 30, 2004 and 2003, respectively, and (ii) interest expense on the mortgage-backed/asset-backed notes of $32,824 and $33,492 for the three months ended September 30, 2004 and 2003, respectively.

	Nine months ended September 30,
	2004	2003
Net sales and revenues:
Homebuilding	$179,832	$206,467
Financing	183,040	180,243
Industrial Products	416,313	355,685
Natural Resources	249,372	197,383
Other	82,898	81,133
Consolidating Eliminations	(17,227)	(15,206)

Net sales and revenues	$1,094,228	$1,005,705

Operating income (loss) (c):
Homebuilding	$(25,071)	$2,809
Financing (d)	39,065	40,833
Industrial Products	8,137	(10,357)
Natural Resources	36,080	(8,047)
Other	(9,518)	(7,786)
Consolidating Eliminations	(2,060)	(2,035)

Operating income	46,633	15,417
Less: Corporation debt interest expense	(13,954)	(14,371)

Income from continuing operations before income taxes	32,679	1,046
Income tax (expense) benefit	(9,945)	21,570

Income from continuing operations	$22,734	$22,616

Depreciation:
Homebuilding	$3,671	$3,465
Financing	1,093	623
Industrial Products	20,158	19,793
Natural Resources	16,628	12,559
Other	3,638	4,021

Total	$45,188	$40,461

(c)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes an allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

(d)
Operating income amounts are net of (i) amortization of other intangibles of $3,916 and $4,684 for the nine months ended September 30, 2004 and 2003, respectively, and (ii) interest expense on the mortgage-backed/asset-backed notes of $94,826 and $96,478 for the nine months ended September 30, 2004 and 2003, respectively.

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

Note 14—Other Items

Hurricane Insurance Claim Losses

        The Company recorded a provision for estimated hurricane losses of $4.9 million, net of expected reinsurance proceeds from unrelated insurance carriers. These estimated losses were recorded for claims at Cardem Insurance Company, Ltd., which is part of the Financing segment, as a result of damage from four hurricanes that impacted the Company's market area during the third quarter of 2004.

Environmental

        The Company entered into an agreement with a former insurer whereby the Company released the insurance company from liability for certain environmental contamination, asbestos and silica claims that may have been asserted in the future in exchange for a payment to the Company. As of September 30, 2004, the Company recorded a receivable and a reduction to selling, general and administrative expenses of $1.9 million, net of legal fees, in the Industrial Products segment. On October 29, 2004, the Company collected this receivable.

Note 15—Subsequent Events

        On October 21, 2004, the Board of Directors increased the quarterly dividend from $0.03 to $0.04 per share. The dividend will be payable on December 10, 2004, to shareholders of record on November 12, 2004.

        On October 29, 2004, the Company purchased 1,997,805 shares of the Company's common stock from certain KKR affiliates for approximately $32.3 million in a private transaction that occurred concurrently with an offering by KKR of its 8,000,000 remaining shares of the Company's common stock. Following the offering, KKR did not own any shares of the Company's common stock.

Note 16—New Accounting Pronouncements

        In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2004. See Note 9 for discussion of the impact of this pronouncement.

        In September 2004, the Emerging Issues Task Force ("EITF") of the FASB adopted EITF 04-8 The Effect of Contingently Convertible Instruments on Diluted Earning per Share, which will require that the dilutive effect of contingently convertible instruments be included in diluted earnings per share using the "if converted" method. This method will be applied to reporting periods ending after the effective date of December 15, 2004. The Company's will be required to recalculate and restate diluted earnings per share by including the dilutive impact of an additional 9.8 million additional shares of common stock associated with the Company's $175 million contingent convertible senior subordinated notes. Restatement for the three and nine months ended September 30, 2004 would result in diluted earnings per share of $0.42 and $0.54, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Notes 2 and 12 of "Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2004" which describe the Company's discontinued operations recorded in 2003, as well as net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Results from Continuing Operations for the Three Months ended September 30, 2004 and 2003

	For the three months ended September 30, 2004
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$53,682	$2,858	$155,394	$94,752	$26,206	$(5,997)	$326,895
Interest income on instalment notes	—	54,961	—	—	—	—	54,961
Miscellaneous income	490	1,443	1,835	797	2,610	(707)	6,468

Net sales and revenues	54,172	59,262	157,229	95,549	28,816	(6,704)	388,324
Cost of sales	42,580	1,342	132,931	59,536	22,088	(5,997)	252,480
Interest expense (1)	—	32,824	—	—	—	—	32,824

Gross profit/net interest income	11,592	25,096	24,298	36,013	6,728	(707)	103,020
Depreciation	1,213	401	6,415	5,464	1,194	—	14,687
Selling, general & administrative	20,052	6,912	10,002	3,422	7,112	—	47,500
Provision for losses on instalment notes	—	3,265	—	—	—	—	3,265
Postretirement benefits	(123)	(48)	(405)	2,919	(290)	—	2,053
Amortization of other intangibles	—	1,079	—	—	—	—	1,079
Provision for estimated hurricane losses	—	4,918	—	—	—	—	4,918
Restructuring & impairment charges	—	—	—	534	—	—	534

Operating income (loss)	$(9,550)	$8,569	$8,286	$23,674	$(1,288)	$(707)	28,984

Corporate debt interest expense							(3,803)

Income from continuing operations before income taxes							$25,181

(1)
Excludes corporate debt interest expense.

	For the three months ended September 30, 2003
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$66,226	$3,116	$131,605	$62,120	$21,456	$(3,876)	$280,647
Interest income on instalment notes	—	56,552	—	—	—	—	56,552
Miscellaneous income	742	1,440	132	(676)	5,837	(679)	6,796

Net sales and revenues	66,968	61,108	131,737	61,444	27,293	(4,555)	343,995
Cost of sales	50,384	1,943	109,474	61,485	20,509	(3,509)	240,286
Interest expense(1)	—	33,492	—	—	—	—	33,492

Gross profit/net interest income	16,584	25,673	22,263	(41)	6,784	(1,046)	70,217
Depreciation	1,257	219	6,459	4,084	1,306	—	13,325
Selling, general & administrative (2)	16,964	7,258	10,292	2,668	5,465	(368)	42,279
Provision for loss on instalment notes	—	4,907	—	—	—	—	4,907
Postretirement benefits	(46)	(77)	(453)	2,885	(214)	—	2,095
Amortization of other intangibles	—	1,586	—	—	—	—	1,586
Restructuring & impairment charges	—	—	—	—	1,650	—	1,650

Operating income (loss)	$(1,591)	$11,780	$5,965	$(9,678)	$(1,423)	$(678)	4,375

Corporate debt interest expense							(6,604)

Loss from continuing operations before income taxes							$(2,229)

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

Overview for Three Months Ended September 30, 2004

        The Company's net income for the quarter ended September 30, 2004 was $19.1 million, or $0.50 per diluted share, which compares to a net loss of $9.3 million, or $0.22 per diluted share in the year ago period. Income from continuing operations in the current period was also $19.1 million, or $0.50 per diluted share, an increase from essentially breakeven results in the prior year period. The increase was due to strong operating performance in the Natural Resources segment which led to a significant year-over-year turnaround in overall profitability. Natural Resources' dramatic improvement in results was due to a 54% increase in average coal prices, a strong increase in coal production, higher natural gas prices and significantly lower production costs. Operating results for the current period also reflect increased gross profit at U.S. Pipe, as higher prices and volumes more than overcame significantly increased scrap metal costs. The positives in Natural Resources and U.S. Pipe were partially offset by losses within the Homebuilding segment, and by a pre-tax charge of $4.9 million in the Financing segment for estimated insurance losses from the multiple hurricanes that impacted the Southeastern United States during the current period. Loss from continuing operations for the year ago period was $28 thousand. The year ago period includes a loss from discontinued operations of $9.2 million, or $0.22 per diluted share.

        Principal factors impacting income from continuing operations in the current period compared to the year ago period include:

  •
  Average selling prices in the current period at Natural Resources for coal and natural gas were 54% and 35% higher, respectively, compared to the year ago period. The prior year period also had higher production costs and less coal available for sale due to lower production caused by unfavorable geological conditions at Mines No. 5 and No. 7.

  •
  Overall, Financing segment results in the current period were unfavorable due to the $4.9 million provision for estimated hurricane losses, partially offset by a lower provision for losses on instalment notes and lower interest expense.

  •
  U.S. Pipe has successfully implemented five price increases, and recently announced a sixth, over the last 16 months to offset rapidly rising costs for scrap metal, transportation and other raw material costs.

  •
  Homebuilding segment losses were primarily caused by lower unit completions and reduced margins due to rising lumber and other costs, job cost overruns, and expenses associated with closing underperforming sales centers.

  •
  The current period reflects a decrease in income from land sales compared to the year-ago period.

  •
  The current period reflects improvements at Sloss due to higher furnace and foundry coke prices, as well as favorable spot shipments during the quarter.

  •
  The prior year period reflected a $1.7 million impairment charge in the Other segment to reduce the Company's former headquarters building to its net realizable value.

        Other developments, trends and factors that may impact future results include:

  •
  Natural Resources postponed the shutdown of Mine No. 5, from the second half of 2004 to the second half of 2005, as higher metallurgical coal pricing is making additional Mine No. 5 coal production economically attractive.

  •
  Natural Resources completed its annual contract negotiations in the second quarter for the majority of its metallurgical coal shipments for the following twelve-month period (2004-2005). Metallurgical coal sales prices reflected in these contracts are up 54% over the prior contract period. In addition, spot sales are offering pricing opportunities at even higher levels that may be realized when additional production volume makes more coal available for sale.

  •
  The Homebuilding segment is focused on cost-containment initiatives, including rationalizing its sales center distribution base, and increasing new home order volumes and unit completions. The string of hurricanes in the third quarter and the resulting excessive rain in much of the Southeast have, and may continue to cause, construction delays, reducing new starts and completions. Despite recent increases in new home order volumes, given low sales volumes earlier in the year, delays in new starts, and normal cycle times, the Company expects the Homebuilding segment to return to profitability in the second half of 2005.

  •
  Profitability in the Industrial Products segment is expected to decline in the fourth quarter 2004 as compared with the third quarter 2004 due to normal seasonality in shipping volumes and recent increases in scrap costs.

        Net sales and revenues for the three months ended September 30, 2004 were $388.3 million, a 13% increase from $344.0 million for the quarter ended September 30, 2003. Sales increases in the current period were primarily attributable to higher sales of metallurgical coal, natural gas, and ductile iron pipe, partially offset by decreased sales in the Homebuilding segment. Interest income on instalment notes declined by $1.6 million from the prior year as portfolio yields declined due to new lower-yielding notes replacing higher-yielding notes that had been prepaid.

        Cost of sales, exclusive of depreciation, was $252.5 million or 77.2% of net sales in the 2004 period versus $240.3 million and 85.6% of net sales in the comparable period of 2003. The increase in cost of sales is attributable to higher volumes and increased costs in the Industrial Products segment. The increase in gross margin percentage is primarily due to increased metallurgical coal and natural gas selling prices, lower coal production costs and higher ductile iron sales prices, partially offset by higher costs for scrap metal, transportation and other raw materials in the Industrial Products segment and higher lumber and other construction costs in the Homebuilding segment.

        Depreciation for the three months ended September 30, 2004 was $14.7 million, an increase of $1.4 million from the same period in 2003, primarily as a result of the purchase of new longwall equipment at Natural Resources.

        Selling, general and administrative expenses of $47.5 million were 12.2% of net sales and revenues in the 2004 period, and $42.3 million and 12.3% in 2003. The increase of approximately $3.1 million in the Homebuilding segment related primarily to branch closures and severance costs, plus increases in employee-related and other costs. The increase of $1.6 million in the Other segment was primarily due to increased professional fees, including Sarbanes-Oxley compliance costs, and employee-related costs.

        Provision for losses on instalment notes decreased to $3.3 million in the 2004 period, compared to $4.9 million in 2003 due to improved recovery rates on sales of repossessed homes.

        Interest expense for mortgage-backed and asset-backed notes decreased to $32.8 million in the 2004 period, compared to $33.5 million for the same period in 2003 due to a reduced level of borrowings.

        Interest expense on corporate debt decreased to $3.8 million in the 2004 period compared to $6.6 million in the prior year period, due to lower interest rates and a reduced level of borrowings.

        The provision for estimated hurricane losses in the current period of $4.9 million relates to estimated claims incurred by insurance customers of the Company's Financing segment from four major hurricanes that impacted the Southeastern United States during the quarter.

        The Company recorded $0.5 million in restructuring and impairment charges during the quarter ended September 30, 2004 related to the planned shutdown of Mine No. 5 in mid-2005. During the 2003 period, $1.7 million was recorded to write-down the Company's former headquarters building to its net realizable value.

        The Company's effective tax rate for the three months ended September 30, 2004 and 2003 differed from the federal statutory rate primarily due to depletion deductions related to the Company's mining operations and the effect of state income taxes.

        The current and prior period results also include the impact of the factors discussed in the following segment analysis.

        Segment Analysis:

Homebuilding

        Net sales and revenues were $54.2 million for the three months ended September 30, 2004, a decrease of $12.8 million from the quarter ended September 30, 2003 as a result of fewer unit completions, partially offset by a higher average selling price. The higher selling price reflects price increases implemented in the first half of 2004, as well as the Company's ongoing strategy to market and sell larger homes with more amenities. Unit completions decreased by 271, or 27%, compared to the year earlier period. The modular business completed 113 homes in the current quarter, 67 less than the year-ago period. Excluding the modular business, 620 units were completed in the current period, compared to 824 in the year-ago period. Fewer units were completed in the current period as a result of lower volumes of new sales orders beginning in the last half of 2003. This reduction was due to a variety of factors, including reduced sales advertising and promotional initiatives. Additionally, during the third quarter of 2004, a string of hurricanes and the resulting excessive rain caused construction delays, which reduced new starts and completions throughout much of the Southeast.

	Three months ended September 30,
	2004	2003
Homes Completed	733	1,004
Average Net Selling Price	$73,111	$65,958

        The estimated backlog at September 30, 2004 of homes to be constructed was $133.4 million, or 1,825 homes, compared to $140.0 million, or 2,060 homes, at December 31, 2003 and $148.8 million, or 2,256 homes, at September 30, 2003.

        The segment operating loss was $9.6 million for the three months ended September 30, 2004 compared to an operating loss of $1.6 million in the year-ago period. The higher loss was primarily due to fewer unit completions, partially offset by margin improvements from higher average home prices ($1.5 million), reduced margins due to higher lumber and other construction costs ($3.5 million), branch closures and related severance costs ($1.2 million) and increases in employee-related and other costs ($1.8 million).

        During the third quarter of 2004, the Company implemented the following initiatives, in addition to those implemented in the second quarter, to focus on increasing home sales, rebuilding the backlog and improving operating margins:

  •
  Reinstated onsite branch managers to enhance accountability for profits and more effectively control and oversee the sales and construction processes.

  •
  Instituted cost-reduction measures including the closing of sixteen unprofitable model home parks.

  •
  Introduced two new larger square footage models and redesigned older home configurations to better reflect today's consumer tastes.

  •
  Offered a variety of financing and promotional options to attract new customers.

  •
  Instituted process changes and hired new personnel to improve turnaround times on credit applications and aid in the home and financing sales process.

  •
  Implemented operating disciplines and process changes to improve cycle times and control job costs overruns.

        While these initiatives are designed to increase productivity and profitability, the Homebuilding segment is not expected to return to profitability until the second half of 2005.

Financing

        Net sales and revenues were $59.3 million in the 2004 period, a decrease of $1.8 million from $61.1 million for year-ago period. This was the result of reduced yields on the instalment note portfolio partially offset by higher prepayment income. Operating income decreased by $3.2 million to $8.6 million in the 2004 primarily due to a $4.9 million provision for estimated losses from the multiple hurricanes that impacted insurance customers in the Company's Southeastern United States market area during the current period. Favorable delinquency rates, reduced interest expense and a lower provision for losses on repossessed homes, continued to have a positive impact on operations. Prepayment speeds were 10.6% in the 2004 period, up 1.4% from the fourth quarter of 2003, reflecting industry-wide decreases in available mortgage rates during the period. Prepayment speeds were 10.2% in the prior year period. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.6% at September 30, 2004, down from 6.3% at September 30, 2003 and December 31, 2003, reflecting strong portfolio performance.

Industrial Products

        Net sales and revenues were $157.2 million for the three months ended September 30, 2004 compared to $131.7 million in the year-earlier period as an increase of 19% in ductile iron pipe sales prices and higher ductile iron pipe volumes were realized. Selling prices were lower in the prior year as a result of an industry price war that began in the second quarter of 2002. Industrial Products has had six price increases since June 2003 in response to higher scrap and other manufacturing costs including increased costs for natural gas and foundry coke. The third price increase took effect January 1, 2004, the fourth took effect March 15, 2004, the fifth took effect August 1, 2004 and the sixth took effect

October 1, 2004. The increase in revenue from increased selling prices and higher volumes was partially offset by a decrease in revenues of $8.0 million attributable to Southern Precision and Vestal Manufacturing, which were previously sold but did not qualify for discontinued operations accounting treatment.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at September 30, 2004 was approximately $109.9 million compared to $86.0 million at December 31, 2003 and $84.8 million at September 30, 2003.

        Operating income for the segment was $8.3 million versus $6.0 million in the prior year period. The $2.3 million improvement was primarily attributable to higher sales prices ($20.4 million), higher volumes ($2.7 million) (including a 14% increase in ductile iron pipe shipments) and an environmental-related insurance settlement ($1.9 million) partially offset by higher costs for scrap metal and other costs ($22.5 million), including $2.0 million of inventory valuation adjustments.

Natural Resources

        Net sales and revenues were $95.5 million for the three months ended September 30, 2004, an increase of $34.1 million from the $61.4 million in the prior year period. The increase was primarily driven by higher metallurgical coal and natural gas prices, plus higher coal shipments.

	Three months ended September 30,
	2004	2003
Average Natural Gas Selling Price (per MCF)	$5.80	$4.30
Billion Cubic Feet of Natural Gas Sold	1.9	2.1
Number of Natural Gas Wells	375	390
Average Coal Selling Price (per Ton)	$53.27	$34.59
Tons of Coal Sold	1.6 million	1.5 million

        For the three months ended September 30, 2004, Natural Resources' operating income was $23.7 million, compared to operating loss of $9.7 million in the prior year period. The improvement was due to favorable metallurgical coal and natural gas pricing and higher coal shipments. In addition, prior year costs were 9% higher due to difficult geological conditions in Mines No. 5 and No. 7. In Mine No. 5, a geological fault slowed the longwall's advance rate. In Mine No. 7, unanticipated equipment repairs and poor geologic roof conditions also increased the cost of production in the 2003 period. Additionally, the Mine Safety and Health Administration temporarily ordered the closure of Mine No. 5 for approximately two weeks in July 2003, resulting in $1.3 million of idle mine costs.

Other

        Net sales and revenues were $28.8 million for the three months ended September 30, 2004, an increase of $1.5 million from $27.3 million in the prior year period. Sloss revenues and operating income increased $5.1 million and $2.6 million, respectively, in the current period primarily due to higher furnace and foundry coke prices as well as favorable spot shipments during the quarter. Land sales were $3.3 million lower than the previous period.

        Net general corporate expenses, principally included in selling, general and administrative expense, were $4.3 million for the three months ended September 30, 2004 compared to $2.7 million for the three months ended September 30, 2003 primarily due to increased employee-related costs and professional service fees.

RESULTS OF OPERATIONS

Summary Results from Continuing Operations for the Nine Months ended September 30, 2004 and 2003

	For the nine months ended September 30, 2004
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$179,262	$12,144	$414,990	$246,507	$77,201	$(15,163)	$914,941
Interest income on instalment notes	—	166,634	—	—	—	—	166,634
Miscellaneous income	570	4,262	1,323	2,865	5,697	(2,064)	12,653

Net sales and revenues	179,832	183,040	416,313	249,372	82,898	(17,227)	1,094,228
Cost of sales	142,504	7,625	359,944	177,683	64,201	(15,087)	736,870
Interest expense(1)	—	94,826	—	—	—	—	94,826

Gross profit/net interest income	37,328	80,589	56,369	71,689	18,697	(2,140)	262,532
Depreciation	3,671	1,093	20,158	16,628	3,638	—	45,188
Selling, general & administrative	59,097	23,446	29,220	10,242	25,449	(80)	147,374
Provision for losses on instalment notes	—	8,297	—	—	—	—	8,297
Postretirement benefits	(369)	(146)	(1,267)	7,812	(872)	—	5,158
Amortization of other intangibles	—	3,916	—	—	—	—	3,916
Provision for estimated hurricane losses	—	4,918	—	—	—	—	4,918
Restructuring & impairment charges	—	—	121	927	—	—	1,048

Operating income (loss)	$(25,071)	$39,065	$8,137	$36,080	$(9,518)	$(2,060)	46,633

Corporate debt interest expense							(13,954)

Loss from continuing operations before income taxes							$32,679

(1)
Excludes corporate debt interest expense.

	For the nine months ended September 30, 2003
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$205,295	$9,601	$355,100	$201,189	$67,187	$(13,170)	$825,202
Interest income on instalment notes	—	166,645	—	—	—	—	166,645
Miscellaneous income	1,172	3,997	585	(3,806)	13,946	(2,036)	13,858

Net sales and revenues	206,467	180,243	355,685	197,383	81,133	(15,206)	1,005,705
Cost of sales	151,843	6,393	303,711	175,976	64,824	(11,990)	690,757
Interest expense(1)	—	96,478	—	—	—	—	96,478

Gross profit/net interest income	54,624	77,372	51,974	21,407	16,309	(3,216)	218,470
Depreciation	3,465	623	19,793	12,559	4,021	—	40,461
Selling, general & administrative(2)	48,487	20,091	31,527	8,240	19,037	(1,181)	126,201
Provision for losses on instalment notes	—	11,243	—	—	—	—	11,243
Postretirement benefits	(137)	(102)	(1,376)	8,655	(613)	—	6,427
Amortization of other intangibles	—	4,684	—	—	—	—	4,684
Litigation expense	—	—	6,500	—	—	—	6,500
Restructuring & impairment charges	—	—	5,887	—	1,650	—	7,537

Operating income (loss)	$2,809	$40,833	$(10,357)	$(8,047)	$(7,786)	$(2,035)	15,417

Corporate debt interest expense							(14,371)

Income from continuing operations before income taxes							$1,046

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

Overview for Nine Months Ended September 30, 2004

        The Company's net income for the nine months ended September 30, 2004 was $22.7 million, or $0.57 per diluted share, which compares to a net loss of $24.7 million, or $0.57 per diluted share in the prior year period. Net income in the year ago period includes a loss from discontinued operations of $47.7 million, or $1.10 per diluted share. Income from continuing operations for the year ago period was $22.6 million, or $0.52 per diluted share, which included income of $21.4 million due to favorable resolution of an IRS tax matter related to tax returns in fiscal years 1995 and 1996, partially offset by $8.1 million in after-tax expense in the Industrial Products segment related to settlements of litigation matters and ceasing manufacturing operations at U.S. Pipe's castings plant in Anniston, Alabama and $1.1 million in an after-tax impairment charge related to the Company's former headquarters building. Natural Resources' dramatic increase in results was due to a 23% increase in average coal prices, a strong increase in coal production, higher natural gas prices, significantly lower production costs and increased shipments at favorable spot coal pricing. The improvement in Industrial Products from the prior year (after excluding the prior year charges related to settled litigation matters and ceasing manufacturing operations at the U.S. Pipe castings plant in Anniston, Alabama) is due to improved ductile iron pipe selling prices, partially offset by higher scrap iron costs. The current period results also include losses in the Homebuilding segment caused by lower new home order volumes beginning in the second half of 2003, resulting in fewer unit completions during the current period, increased lumber costs, job cost overruns and expenses associated with closing underperforming sales centers. Financing results, excluding the $4.9 million provision for estimated hurricane losses in the current period, improved $3.1 million compared to the prior year period due to a decrease in the provision for losses, improved delinquency performance, lower interest expense and higher prepayment income. Principal factors impacting income from continuing operations in the current year-to-date results compared to the year ago period include:

  •
  Average selling price increases in the current period at Natural Resources for coal and natural gas were 23% and 26% higher, respectively compared to the year ago period. Coal production costs were lower in the current period, compared to the year ago period, when production costs were effected by adverse geologic conditions in Mines No. 5 and No. 7, and a scheduled Mine No. 5 longwall move that took longer than expected.

  •
  Financing results in the current period include a $4.9 million provision for estimated hurricane losses and increased accruals associated with repossessed homes inventory, offset by a decrease in provision for losses, lower delinquency rates and reduced interest expense.

  •
  Price increases in Industrial Products during late 2003 and 2004 have helped offset increases in scrap metal, transportation and other manufacturing costs.

  •
  Homebuilding had fewer unit completions and higher costs that resulted in lower margins.

  •
  The current period reflects a decrease in income from land sales compared to the year-ago period.

  •
  Results for 2004 reflect improvements at Sloss from higher prices for furnace and foundry coke.

  •
  Unamortized debt costs and discounts of $1.6 million, net of tax, were expensed due to the early prepayment of $112 million in variable interest rate term debt.

  •
  During the current period, the Company established a $1.8 million valuation allowance for certain Homebuilding segment state deferred tax assets.

  •
  In the prior year, income included a $21.4 million benefit from the favorable resolution of an IRS tax matter, partially offset by $8.1 million in after-tax expenses related to settlement of litigation matters and ceasing operations at U.S. Pipe's Anniston casting plant in the Industrial Products segment, plus a $1.1 million after-tax impairment charge related to the Company's former headquarters building in the Other segment.

        Net sales and revenues for the nine months ended September 30, 2004 were $1,094.2 million, a 9% increase from $1,005.7 million for the nine months ended September 30, 2003, primarily attributable to higher metallurgical coal and ductile iron pipe selling prices, partially offset by lower volumes in the Homebuilding segment.

        Cost of sales, exclusive of depreciation of $736.9 million, was 80.5% of net sales in the 2004 period versus $690.8 million and 83.7% of net sales in the comparable period of 2003. Cost of sales increased $46.1 million primarily due to higher volumes and increased scrap metal and other costs in the Industrial Products segment. The gross margin percentage improved as compared to the prior year period because of increases in sales prices in Natural Resources and Industrial Products, partially offset by higher scrap metal and other costs in the Industrial Products segment and higher lumber costs and job cost overruns in the Homebuilding segment.

        Depreciation for the nine months ended September 30, 2004 was $45.2 million, an increase of $4.7 million from the same period in 2003 primarily as a result of the purchase of new longwall equipment at Natural Resources.

        Selling, general and administrative expenses of $147.4 million were 13.5% of net sales and revenues in the 2004 period, compared to $126.2 million and 12.5% in 2003. The increase of $10.6 million in the Homebuilding segment related primarily to increases in advertising, insurance, employee-related costs, consulting, and depreciation. The increase of $3.3 million in the Financing segment was primarily due to increased accruals associated with repossessed homes inventory, increased computer system consulting fees, higher professional fees and increased employee-related costs. Corporate expenses were higher in the current period compared to the prior year due to increased employee-related costs and higher internal and external audit fees related to Sarbanes-Oxley compliance and consulting costs associated with potential divestitures of non-core businesses.

        Provision for losses on instalment notes decreased to $8.3 million in the 2004 period, compared to $11.2 million in 2003 due to improved recovery rates on sales of repossessed homes.

        Postretirement benefits expense was $5.2 million in the 2004 period, compared to $6.4 million in 2003 due to a reduction of other post-employment benefits liabilities at Natural Resources related to retiree life insurance benefits.

        Interest expense for mortgage-backed and asset-backed notes decreased to $94.8 million in the 2004 period, compared to $96.5 million for the same period in 2003 due to a delay in the timing of the current year CMO, an increase in prepayment speeds and a decrease in mortgage-backed and asset-backed note borrowings.

        Interest expense on corporate debt decreased $0.4 million to $14.0 million in the 2004 period due to a lower debt balance in 2004, partially offset by the write-offs of term loan debt issuance costs of $1.2 million and discount on the term loan of $1.4 million.

        The provision for estimated hurricane losses in the current period of $4.9 million relates to estimated claims incurred by insurance customers of the Company's Financing segment from four major hurricanes that impacted the Southeastern United States during the quarter.

        Litigation expense in the 2003 period relates to an increased litigation accrual of approximately $6.5 million related to a settled litigation matter at U.S. Pipe in the Industrial Products segment.

        The Company's effective tax rate for the nine months ended September 30, 2004 and 2003 differed from the federal statutory rate primarily due to depletion deductions related to the Company's mining operations and the effect of state income taxes. Additionally, the Company established a $1.8 million valuation allowance for certain Homebuilding segment state deferred tax assets, which was expensed during the quarter ended June 30, 2004. The prior year period tax rate also differed from the statutory tax rate due to a reduction of income tax accruals as a result of the favorable settlement of a dispute with the IRS. In connection with the settlement, the Company recorded reductions of $2.5 million and $18.9 million to interest expense and income taxes, respectively in the statement of operations.

        The current and prior period results also include the impact of the factors discussed in the following segment analysis.

        Segment Analysis:

Homebuilding

        Net sales and revenues were $179.8 million for the nine months ended September 30, 2004, a decrease of $26.7 million from the nine months ended September 30, 2003 as a result of fewer unit completions, partially offset by a higher average selling price. The higher selling price reflects price increases implemented in the first half of 2004, as well as the Company's ongoing strategy to market and sell larger homes with more amenities. Total unit completions decreased by 604, or 19%, compared to the year earlier period, as a result of lower volumes of new sales orders beginning in the last half of 2003. This reduction was due to a variety of factors, including reduced sales advertising and promotional initiatives. Additionally, during the third quarter of 2004, a string of hurricanes and the resulting excessive rain caused construction delays, which reduced new starts and completions through much of the Southeast. Excluding the modular business, 2,117 units were completed in the current period, compared to 2,675 in the year-ago period. The modular business completed 407 homes in the current period, 46 fewer than the year-ago period.

	Nine months ended September 30,
	2004	2003
Homes Completed	2,524	3,128
Average Net Selling Price	$70,966	$65,630

        The segment operating loss was $25.1 million for the nine months ended September 30, 2004, compared to operating income of $2.8 million in the year-ago period. This decrease was primarily due to fewer unit completions ($9.3 million), reduced margins due to higher lumber costs ($5.9 million) and increases in payroll costs ($3.1 million) related to market adjustments to salaries, severance and a change in the commission structure. Additionally, other costs, primarily employee-related costs, insurance, and consulting expenses increased $5.4 million in 2004 compared to the prior year period. The Homebuilding segment instituted three price increases in response to rising lumber and other costs. The first of these increases was effective October 1, 2003 and increased prices 3%, the second was effective March 13, 2004 and increased prices 5% and the third increase of 3% was effective May 17, 2004.

Financing

        Net sales and revenues were $183.0 million in the 2004 period, an increase of $2.8 million from $180.2 million for year-ago period. This was the result of higher prepayment-related interest income and higher property insurance revenues. Operating income decreased by $1.7 million, to $39.1 million in the 2004 period. This slight decline was more than attributable to the $4.9 million provision for estimated hurricane losses. Excluding the provision for estimated hurricane losses, segment results improved as a result of a decline in provision for losses on instalment notes, higher prepayment income (prepayment speeds were 10.0% in the 2004 period compared to 8.8% in 2003) and lower interest expenses.

Industrial Products

        Net sales and revenues were $416.3 million for the nine months ended September 30, 2004 compared to $355.7 million in the year-earlier period. This increase was due to higher sales prices and increased sales volumes primarily for ductile iron pipe, which had a 21% increase in selling price and a 6% increase in sales volume. Prices were lower in the prior year period as a result of an industry price war that began in the second quarter of 2002. Industrial Products has had six price increases since June 2003 in response to higher scrap and other manufacturing costs. The third price increase took effect January 1, 2004, the fourth March 15, 2004, the fifth August 1, 2004 and the sixth October 1, 2004. The increase in revenue from increased selling prices was partially offset by a decrease in revenues from the Southern Precision and Vestal Manufacturing subsidiaries, which had been previously sold but did not qualify for discontinued operations accounting treatment.

        Operating income for the segment was $8.1 million, compared to a $10.4 million loss in the prior year period. The $18.5 million profit improvement was primarily attributable to higher sales prices ($58.9 million), slightly higher volumes ($3.9 million), and an environmental-related insurance settlement ($1.9 million), partially offset by higher costs for scrap metal and other materials ($46.0 million), higher manufacturing costs ($4.7 million), inventory valuation adjustments ($3.5 million) and higher costs related to workers compensation, medical, salaries and wages, warranties and depreciation ($4.9 million). The current period also includes a loss resulting from the sale of Vestal Manufacturing for $6.0 million ($1.2 million). The remainder of the improvement is attributable to the following costs incurred in the 2003 period:

  •
  $5.9 million of restructuring costs incurred due to ceasing manufacturing operations at the U.S. Pipe castings plant in Anniston, Alabama.

  •
  $6.5 million related to settled litigation matters.

  •
  $1.7 million to settle a commercial dispute during 2003 that had been previously accrued in the Other segment; accordingly, there was no net impact on the consolidated results of operations in that period.

Natural Resources

        Net sales and revenues were $249.4 million for the nine months ended September 30, 2004, an increase of $52.0 million from the $197.4 million in the prior year period. The increase was primarily due to higher metallurgical coal and natural gas sales prices and increased coal production, partially offset by decreased natural gas volumes.

	Nine months ended September 30,
	2004	2003
Average Natural Gas Selling Price (per MCF)	$5.91	$4.69
Billion Cubic Feet of Natural Gas Sold	6.0	6.6
Number of Natural Gas Wells	375	390
Average Coal Selling Price (per Ton)	$43.44	$35.23
Tons of Coal Sold	4.9 million	4.7 million

        For the nine months ended September 30, 2004, Natural Resources' operating income was $36.1 million, compared to an operating loss of $8.0 million in the prior year period. The increase was due to higher metallurgical coal and natural gas sales prices and higher metallurgical coal volumes, partially offset by lower gas volumes. Prior year operating income included the impact of adverse geological conditions in Mines No. 5 and No. 7. In Mine No. 5, a scheduled longwall move took longer than expected in 2003, resulting in 18 lost days of production. In Mine No. 7, adverse geological conditions caused 31 days of lost longwall production. Also, the Mine Safety and Health Administration temporarily ordered the closure of Mine No. 5 for approximately two weeks in July 2003, resulting in $1.3 million of idle mine costs.

Other

        Net sales and revenues were $82.9 million for the nine months ended September 30, 2004, an increase of $1.8 million from $81.1 million in the prior year period. Sloss revenues were $9.6 million higher compared to the prior year period, which were partially offset by land sales that were $6.1 million lower than the previous period. Sloss revenues increased in the current period due to increased sales volumes and prices of furnace coke. Sloss operating income was $9.7 million higher than the previous year period due to higher furnace and foundry coke volumes and increased pricing.

        Net general corporate expenses principally included in selling, general and administrative expense were $17.0 million for the nine months ended September 30, 2004 compared to $9.3 million for the nine months ended September 30, 2003. Prior period expenses included a reallocation of approximately $1.7 million in legal expenses from corporate expenses to the Industrial Products segment. In 2004, corporate expenses were higher due to employee-related expenses of $4.0 million, higher professional service fees of $0.9 million related to internal and external audit services, increased consulting costs associated with evaluating potential divestitures of businesses, and $1.2 million of other increased costs primarily related to increased legal, pension and restricted stock expenses.

FINANCIAL CONDITION

        Cash and cash equivalents decreased from $60.0 million at December 31, 2003 to $47.6 million at September 30, 2004, reflecting $65.6 million in cash flows provided by operations, offset by $36.8 million of cash flows used in investing activities and $41.2 million of cash flows used in financing activities, which included $63.0 million used for share repurchases. See additional discussion in the Statement of Cash Flows section that follows.

        Instalment notes receivable as shown on the balance sheet include instalment notes generated principally from the financing of homes constructed by the Homebuilding segment and mortgage loans originated or purchased by the Financing segment. Instalment notes were $1,650.9 million at September 30, 2004, a decrease of $44.1 million from December 31, 2003, as a result of a reduced volume of notes from the financing of homes constructed by Homebuilding and an increase in the prepayment rate of outstanding balances. Mortgage loans were $105.7 million at September 30, 2004, an increase of $30.3 million from the prior year period resulting from acquisitions of seasoned loans.

        The allowance for losses on instalment notes receivable was $12.6 million at September 30, 2004 and $12.7 million at December 31, 2003. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.6% at September 30, 2004 and 6.3% at September 30, 2003 and December 31, 2003. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the nine months ended September 30,
	2004	2003
Balance at beginning of period	$12,675	$11,274
Provisions charged to income	8,297	11,243
Charge-offs, net of recoveries	(8,385)	(10,770)

Balance at end of period	$12,587	$11,747

        Receivables, net, consisting principally of trade receivables, were $189.8 million at September 30, 2004, an increase of $34.3 million from December 31, 2003. The increase in receivables were primarily due to higher average selling prices in the Natural Resources and Industrial Products segments and seasonal sales increases in Industrial Products.

        Prepaid expenses were $13.1 million at September 30, 2004, an increase of $6.6 million from December 31, 2003, due to the timing of Company-wide property insurance payments, which are amortized over the coverage period.

        Property, plant and equipment was $333.5 million at September 30, 2004, a decrease of $19.0 million reflecting depreciation expense ($45.2 million) and the sale of Vestal Manufacturing ($3.2 million), partially offset by net additions ($29.3 million).

        Unamortized debt expense was $38.2 million at September 30, 2004, an increase of $2.4 million from $35.8 million at December 31, 2004, reflecting an increase related to costs associated with issuing convertible debt during the second quarter of 2004 and the 2004-1 Trust offering during the third quarter of 2004, partially offset by regular amortization and unamortized debt costs expensed due to the early prepayment of senior secured bank term debt.

        Other long-term assets were $47.6 million at September 30, 2004, an increase of $12.1 million from $36.5 million at December 31, 2003, reflecting pension contributions of approximately $29.6 million partially offset by pension expense accruals and pension assets sold to the buyer of Vestal Manufacturing Company.

        Accrued expenses were $122.9 million at September 30, 2004, an increase of $13.8 million from December 31, 2003, primarily due to the provision for estimated hurricane losses and increased workers compensation, employee-related and professional service accruals.

        Mortgage-backed/asset-backed notes decreased to $1,796.1 million from $1,829.9 million at December 31, 2003 due to principal payments on the trusts, partially offset by reduced levels of borrowings to finance new instalment notes originating from the sale of homes.

        Other senior debt decreased $113.8 million, reflecting the payoff of the senior secured term loan. This payoff was funded by proceeds from the sale of convertible senior subordinated notes in April 2004.

Liquidity and Capital Resources

Overview

        The Company's principal sources of short-term funding are operating cash flows and borrowings under the revolving credit facility and the Trust IX Variable Funding Loan Facility. The Company's principal sources of long-term funding are the convertible senior subordinated notes and its financings under mortgage-backed/asset-backed notes.

        The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of gas and coal, levels of construction activity, levels of government spending on water projects, costs of raw materials and interest rates.

        At September 30, 2004, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.8 billion and primarily consisted of seven issues of public debt providing financing for instalment notes receivable purchased by Mid-State. Debt also includes any outstanding borrowings under a $400.0 million warehouse facility (the "Trust IX Variable Funding Loan Facility") providing temporary financing to Mid-State for its current purchases of instalment notes from JWH and purchases of loans from Walter Mortgage Company. At September 30, 2004, there was no balance outstanding under this warehouse facility and $400.0 million was available for future borrowings.

        As of September 30, 2004, total debt has increased by $27.4 million compared to December 31, 2003, resulting from the issue of $175.0 million of convertible senior subordinated notes offset by a $33.8 million decrease in mortgage debt and a $113.8 million decrease in other senior debt. During this period net borrowings of mortgage debt decreased as principal payments on the various mortgage-backed/asset-backed notes, amounting to $404.3 million, more than offset financings for new loan originations from the sale of homes and the issuance of the 2004-1 Trust.

Convertible Notes and Senior Debt

        In April 2004, the Company issued $175 million of convertible senior subordinated notes which will mature on May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable by the Company at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1, 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

        The notes bear interest at 3.75% per annum. Commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company's common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. Holders can surrender their notes for conversion in any fiscal quarter after the quarter ending June 30, 2004 if the last reported sale price per share of Walter Industries' common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries' common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, upon the occurrence of certain corporate transactions or if credit ratings are three or more subcategories below the initial credit rating.

        Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate maturity of the debt. A significant downgrade of the credit rating of the debt or a suspension of the ratings by both rating agencies would result in an acceleration of the conversion feature of the notes.

        Proceeds upon issuance of the notes were $168.9 million, net of approximately $6.1 million of underwriting fees and expenses. A portion of the proceeds was used to repay in full the Term Loan, which had a principal balance outstanding of $111.7 million. Using the remaining proceeds and borrowings under the revolving credit facility, the Company repurchased 4,960,784 shares of its common stock for approximately $63.0 million, of which 3,960,784 shares were repurchased from certain affiliates of Kohlberg, Kravis, Roberts and Co ("KKR"). After the repurchase, KKR affiliates owned approximately 27% of the Company's outstanding stock.

        In April 2003, the Company entered into a new $500 million bank credit facility (the "2003 Credit Facility) which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. As stated previously, the Term Loan was paid off on April 20, 2004 from the proceeds from the issuance of convertible senior subordinated notes. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the new revolving credit facility is a floating rate of 400 basis points over LIBOR and on the Term Loan was a floating rate of 425 basis points over LIBOR. LIBOR was 1.8% and 1.2% at September 30, 2004 and December 31, 2003, respectively.

        At September 30, 2004 there were no borrowings under the $245 million revolving credit facility. The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At September 30, 2004 letters of credit with a face amount of $59.5 million were outstanding. At September 30, 2004, approximately $185.5 million was available under the revolving credit facility.

        The 2003 Credit Facility, as amended, contains a number of significant covenants that, among other things, restrict the ability of the Company and certain subsidiaries to dispose of assets, incur additional indebtedness, pay dividends and repurchase stock, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities (including a change of control). In addition, under the 2003 Credit Facility, the Company and its Restricted Subsidiaries (as defined in the 2003 Credit Facility) are required to maintain specified financial ratios and comply with certain other financial tests.

        Effective March 24, 2004, April 13, 2004 and October 28, 2004, the Company entered into amendments of the 2003 Credit Facility to provide the Company with flexibility in the timing of its long term financing under mortgage backed/asset-backed notes; to permit the issuance of senior convertible notes; and to increase the amount of availability to make restricted payments such as share repurchases and dividends under the 2003 Credit Facility. These amendments modified the 2003 Credit Facility as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) permitted the Company to incur additional indebtedness related to the issuance of convertible senior subordinated notes and repurchase additional shares of the Company's common stock and (c) increased the amount available to make restricted payments, which include share repurchases.

        EBITDA, as defined in the 2003 Credit Facility, excludes the EBITDA generated by the Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the financing trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facility could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior secured debt becoming immediately due and payable. At September 30, 2004, the Company was in compliance with these covenants.

        As of September 30, 2004, the Company's 2003 Credit Facility was rated BB by Standard Poors and Ba2 by Moody's Investor Services, both with a stable outlook. Additionally, the Company's convertible senior subordinated notes were rated B2 by Moody's.

Mid-State Activity

        Trust IX is a Delaware Statutory Trust whose assets are limited to pledged instalment notes, mortgage notes and mortgages purchased from Mid-State. The Trust IX Variable Funding Loan Facility's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Facility include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 2.5% and 5.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Variable Funding Loan Facility could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Facility that remains uncured might result in the curtailment of the Company's production activities and negatively affect its ability to securitize its production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at September 30, 2004. Mid-State Homes and Walter Mortgage Company are servicers under the Trust IX Variable Funding Loan Facility and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trust IX Variable Funding Loan Facility, which includes the maintenance of a minimum net worth at Mid-State, which if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition as they no longer would receive servicing fees. The Trust IX Variable Funding Loan Facility matured on February 2, 2004 and was subsequently renewed to January 31, 2005.

        The Company believes that the Mid-State Trust IX Variable Funding Loan Facility will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by the Homebuilding segment and Walter Mortgage Company.

        In December 2003, Mid-State Capital Corporation, a wholly-owned subsidiary of Mid-State Holdings Corporation, filed a shelf registration statement on Form S-3 totaling $1.2 billion for future permanent financings of instalment notes and mortgage loans. On July 15, 2004, Mid-State Capital Corporation completed its first trust offering of mortgage-backed notes under this shelf registration for $294 million. Initial proceeds from the offering were used to repay the Mid-State Trust IX Variable Funding Loan Facility in full and to provide approximately $38 million for general corporate purposes. During the three months ended September 30, 2004, the Company received additional net proceeds of approximately $50 million under the offering related to instalment sales contracts and notes originated or purchased during that period, for a total offering of $294 million. The additional proceeds were used for general corporate purposes.

        It is anticipated that Mid-State will continue to use the Trust IX Variable Funding Loan Facility to finance the purchase of additional instalment notes and mortgage loans generated from the future sales of homes as well as the origination and purchase of seasoned loans by Walter Mortgage Company. The Company also expects to utilize all or a significant portion of the remaining $906 million under its shelf registration to provide long-term financing of instalment notes and loans.

Statement of Cash Flows

        Cash was approximately $47.6 million and $60.0 million at September 30, 2004 and December 31, 2003, respectively. The decrease in cash is primarily the result of expenditures for the purchase of treasury stock ($63.0 million), purchases of property, plant and equipment, net of retirements ($29.3 million), and the funding of pension plan contributions ($29.6 million) which exceeded cash flows provided by operating activities ($65.6 million) and cash flows provided by other financing and investing activities.

        Cash flows provided by operating activities for the nine months ended September 30, 2004, were $65.6 million compared with $62.8 million for the nine months ended September 30, 2003. The increase in cash flows provided by continuing operations was principally due to an increase in income from continuing operations before depreciation, deferred income taxes and non-cash restructuring and impairment charges plus a decrease in net working capital. Cash flows provided by discontinued operations decreased by $22.3 million from the prior year. For the nine months ended September 30, 2004, the Company paid approximately $3.6 million of selling expenses related to the disposition of AIMCOR and JW Aluminum.

        Capital expenditures, net of retirements, totaled $29.3 million in the nine months ended September 30, 2004 related principally to longwall and natural gas well equipment at Natural Resources and molding equipment at Industrial Products. Commitments for capital expenditures at September 30, 2004 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2004 will approximate $50 million. Actual expenditures in 2004 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        For the nine months ended September 30, 2004, the company paid approximately $7.8 million of interest on corporate debt. For the year ending December 31, 2004, the Company estimates total cash interest payments will be approximately $11.8 million related to corporate debt.

        On October 21, 2004, the Board of Directors declared a $0.04 per share dividend payable on December 10, 2004 to shareholders of record on November 12, 2004.

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

        Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence/absence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. An Interim Remedial Measure (IRM) Work Plan for the Chemical Plant groundwater, which was presented to the EPA, was implemented during 2003 with progress continuing in 2004. Monitoring requirements will continue on a long-term basis and contamination levels are expected to continue to decline. Additionally, new EPA requirements relating to surface coil sampling and results are now being considered. This change in focus will possibly delay the timing of efforts relating to ground water remediation.

        Based on sampling and test results of ground water at Sloss' Ariton Chemical Plant (associated with a 1989 Alabama Department of Environmental Management Consent Order), a Corrective Action Plan will be presented to ADEM in the fourth quarter. The CAP will provide for remediation to address ground water issues at the plant.

        The United States Environmental Protection Agency and the Alabama Department of Environmental Management, and the Jefferson County Department of Health have alleged that Sloss has allowed discharges in excess of permitted limits and violated certain reporting requirements. In settlement of allegations of permit violations relating to wastewater discharges into an adjacent creek, Sloss paid a fine of approximately $0.7 million and donated approximately 300 acres of land for public use in 2003. Sloss and the Jefferson County Department of Health entered into an agreement regarding alleged violations of the clean air act. In settlement of allegations, Sloss paid a fine of approximately $0.1 million and entered into a supplemental environmental project valued at $0.5 million, requiring Sloss to retrofit six (6) Jefferson Warrior Railroad locomotives with emission reduction controls. Jefferson Warrior is a wholly-owned subsidiary of Sloss Industries.

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

        The Company's fixed-rate gross instalment notes receivables were $1.744 billion and fixed-rate mortgage-backed/asset-backed notes payable were $1.796 billion as of September 30, 2004. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments although changes in interest rates could affect the fair value of such instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

        The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

New Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force ("EITF") of the FASB adopted EITF 04-8 The Effect of Contingently Convertible Instruments on Diluted Earning per Share, which will require that the dilutive effect of contingently convertible instruments be included in diluted earnings per share using the "if converted" method. This method will be applied to reporting periods ending after the effective date of December 15, 2004. The Company's will be required to recalculate and restate diluted earnings per share by including the dilutive impact of an additional 9.8 million additional shares of common stock associated with the Company's $175 million contingent convertible senior subordinated notes. Restatement for the three and nine months ended September 30, 2004 would result in diluted earnings per share of $0.42 and $0.54, respectively.

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

        We have invested significant resources to document and analyze our system of internal controls and we are continuing our evaluation of such controls versus the standards adopted by the Public Company Accounting Oversight Board ("PCAOB"). In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. We cannot be certain at this time that our efforts will be successful in allowing management or our auditors to complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our annual report for the fiscal year ended December 31, 2004.

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

Item 2.    Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

  Recent Sales of Unregistered Securities

        On April 20, 2004, the Company issued and sold in private placement $175 million principal amount of 3.75% convertible senior subordinated notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds to the Company were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses.

        The convertible senior subordinated notes are convertible subject to certain conditions, into the Company's common stock at an initial conversion rate of 56.0303 shares of common stock per $1,000 principal adjustment of notes, which is equivalent to an initial conversion price of approximately $17.85 per share, subject to adjustment and under certain circumstances.

        The convertible senior subordinated notes were registered on October 14, 2004.

  Purchase of Equity Securities by the Company and Affiliated Purchasers

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2004 by Walter Industries, Inc. or any "affiliated purchaser" of Walter Industries, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announcated Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1, 2004 - July 31, 2004	—	—	—	—
August 1, 2004 - August 31, 2004	—	—	—	—
September 1, 2004 - September 30, 2004	—	—	—	—

Total	—	—	—	$7,500,000

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

        (a) Exhibits

Number
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
  (b)
  Current Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on August 20, 2004 with respect to the press release issued on August 19, 2004 announcing the resignation of Scott C. Nuttall from the Board of Directors and the appointment of Simon E. Brown to the Board of Directors.

  The Company filed a Current Report on Form 8-K on August 2, 2004 with respect to the press release issued on July 30, 2004 announcing the appointment of Raymond Torok as President of U.S. Pipe and Foundry effective August 4, 2004.

  The Company filed a Current Report on Form 8-K on July 28, 2004 with respect to the press release issued on July 27, 2004 announcing the second quarter 2004 earnings.

  The Company filed a Current Report on Form 8-K on July 16, 2004 with respect to the press release issued on July 16, 2004 announcing completion of the public offering of asset-backed notes.

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

Date: November 9, 2004

QuickLinks

PART I—FINANCIAL INFORMATION WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For The Nine Months Ended September 30, 2004 (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES