Form 10-K
period 2004-12-31
WALTER INDUSTRIES INC /NEW/
filed 2005-03-16
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2004
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

        The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2004, the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $505.5 million.

        Number of shares of common stock outstanding as of February 28, 2005: 37,751,990

Documents Incorporated by Reference

        Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 28, 2005 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Description of Business

(a)
Narrative Description of Business

General

        Walter Industries, Inc. ("the Company"), organized in 1987, is a diversified company which operates in five reportable segments: Homebuilding, Financing, Industrial Products, Natural Resources, and Other. Through these operating segments, the Company offers a diversified line of products and services including home construction, mortgage financing, ductile iron pressure pipe and related products, coal, natural gas, furnace and foundry coke, chemicals and slag fiber.

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

        As a result of the above sales, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of AIMCOR and JW Aluminum have been classified as discontinued operations in the statements of operations.

        The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.walterind.com without charge as soon as reasonably practicable after filing or furnishing to the SEC. Additionally, the Company will also provide without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Walter Industries Inc., Attention: Shareholder Relations, 4211 W. Boy Scout Boulevard, Tampa, Florida 33607. You may read and copy any document the Company files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's website at http://www.sec.gov.

(b)
Industry Segments

        The Company's industry segment information is included in Note 19 of "Notes to Consolidated Financial Statements" included herein.

(c)
Description of Business

Homebuilding

Jim Walter Homes, Inc.

        Jim Walter Homes, Inc. and its subsidiaries ("JWH"), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States where the weather generally permits year-round construction. JWH also provides mortgage financing on a significant portion of the homes sold. JWH historically has concentrated on the low- to moderately-priced segment of the housing market. Approximately 354,000 homes have been completed by JWH since its inception in 1946.

        JWH's products consist of over 50 models of conventionally-built homes (ranging in size from approximately 800 to 2,500 square feet) and its modular subsidiary has 14 separate home models (ranging in size from 900 to 2,900 square feet).

        At December 31, 2004, JWH operated 85 branch offices located in 16 states and serving one additional adjoining state. During 2004, home sales in Texas represented 26% of JWH's net sales; North Carolina 19%; Mississippi 11%; Alabama, Florida and Louisiana 7% each. The remaining sales were spread throughout other southeastern states. Approximately 78% of the branch offices are owned, with the balance on leased land. Substantially all of these branch offices serve as "display parks" that are designed to allow customers to view various actual models.

        Substantially all building and instalment sale contracts originated by JWH, are subject to (i) executing a promissory note which is secured by a first lien on the land and the home to be built, except in the State of Texas where liens are not obtained, (ii) executing a mortgage, deed of trust, mechanic's lien contract or other security instrument, (iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgage, deed of trust and similar security instruments constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration, guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

        Historically, JWH has not owned or acquired significant land for home construction purposes and was not a land developer. The actual construction of conventionally-built homes sold by JWH is generally performed on customer-owned land by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home. During 2001, JWH began a limited program of constructing speculatively-built homes and subdivisions on land already owned by or purchased by the Company, in addition to its historical method of selling homes. However, much of this activity was curtailed in 2004.

        JWH builds its conventionally-built homes "on site" after the customer has entered into a building contract. Each conventionally-built home is constructed of wood on concrete foundations or wood pilings or of concrete block and is completely finished on the outside. Non-concrete block conventionally-built homes are constructed to varying degrees of interior completion, depending on the buyer's election to purchase optional interior components, including the installation thereof. Optional interior components include plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim, painting and floor finishing. JWH's product line includes "shell" homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH's customers select all interior options, thereby purchasing a home considered to be "90% complete," which generally excludes only driveway, landscaping and utility connections. Remaining units are sold at varying stages of interior finishing. All concrete block homes are built to 100% completion.

        JWH, through its wholly-owned subsidiary Crestline Homes, Inc. ("CHI"), also manufactures and distributes modular homes. CHI, based in Laurinburg, North Carolina, manufactures modular (factory-built) homes which are sold by a network of independent dealers, primarily in North and South Carolina and Virginia.

        The following chart shows the unit sales volume of JWH and the percent of homes sold by category (shell, various stages, 90% complete and modular) for the years ended December 31, 2004, 2003 and 2002.

		Percent of Unit Sales
Year Ending December 31,	Units Built	Shell	Various Stages	90%+ Complete	Modular
2004	3,251	6%	7%	71%	16%
2003	4,164	6%	7%	72%	15%
2002	4,267	6%	11%	67%	16%

        The following chart shows the inventory positions for both speculatively-built ("spec") homes and subdivisions, as well as the units sold during the year:

	Spec Homes		Subdivisions
	2004	2003	2004	2003
Lots owned as of December 31	44	110	7	41
Homes under construction as of December 31	2	10	12	21
Finished homes, not sold as of December 31	19	46	7	4
Finished homes sold during the year ended December 31	36	31	39	5

        During the years ended December 31, 2004, 2003 and 2002, the average net sales price of a home was $71,700, $66,200, and $63,000, respectively.

        The estimated backlog of homes to be constructed by JWH as of December 31, 2004 was $143.4 million, as compared to $136.4 million at December 31, 2003. After the land is cleared and appropriate building permits are obtained, the time to construct a home averages between eleven and seventeen weeks.

        Most homes sold by JWH are purchased with financing provided by JWH. Qualified customers are offered fixed rate mortgages generally requiring no down payment and are secured by the home and the land on which it is situated. JWH does not charge closing costs, points, credit service fees or similar add-on charges and does not require private mortgage insurance. JWH offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. As of December 31, 2004, stated annual percentage rates offered for new mortgage instalment notes ranged between 7.0% and 10.0%.

        Some customers who purchase and finance homes through JWH may not qualify for traditional mortgage financing. To qualify for JWH financing, a potential customer generally must provide information concerning personal income and employment history. If the customer owns the land on which the home is to be built, a legal description of the land, evidence that there are no liens or encumbrances and evidence of ownership is required. If the land is not owned outright, the financing of the land and home may be obtained through Walter Mortgage Company ("WMC") (see Financing business description). A customer's income and employment are usually verified by examining pay stubs, W-2 forms and occasionally through telephone conversations with the customer's employer or, if the customer is self-employed, income tax returns. An applicant generally must have a minimum of one year's continuous employment. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of land is verified by examining the title record. In addition, a tri-bureau credit report is obtained that includes, among other information, a credit score. Particular attention is paid to the credit information for the most recent two to three years. Attention is also given to the customer's total indebtedness and other payment and debt obligations. If a favorable credit report is obtained, the required monthly payment does not exceed 25% to 27% of the customer's monthly gross income, and the customers total debt payments don't exceed 50% of monthly gross income, there is a high likelihood that the applicant will be approved subject to verification of land values. A title report is ordered and, frequently, a survey of the property is made. Independent registered surveyors perform surveys when, in the opinion of JWH, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land, necessary right-of-way easements and existence of any encroachments.

        When a home is financed by JWH, the Company does not generally obtain third party appraisals or title insurance. Although significant consideration is given to the ratio of the amount financed to the estimated value of the home and land securing such amount, there is no rigid appraisal-based loan-to-value test. There is a minimum requirement that a lot evaluation be performed to determine the value of the lot on which the home is to be built, as estimated primarily on the basis of Walter Mortgage Company's servicing employees' experience and knowledge. Generally, the lot or land value must be at least 10% of the selling price of the home, resulting in an initial loan-to-value ratio of approximately 90%. Under certain favorable credit conditions, the loan-to-value ratio may be 95%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from JWH, arrange for the final building inspection and, in most circumstances, obtain a certificate of occupancy. The cost incurred by customers to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could range from 5 to 20% of the sales price (based upon a 90% complete home), thereby further reducing the initial loan-to-value ratio.

        If JWH finances the new home purchase, upon completion of construction to the agreed-upon percentage, in the ordinary course of business, JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc., a wholly-owned subsidiary of the Company ("MSH"), pursuant to an agreement between JWH and MSH.

        The single-family residential housing industry is highly competitive. JWH competes in each of its market areas with numerous homebuilders, ranging from regional and national firms to small local companies, on the basis of price, quality, design, finishing options and accessibility to financing. JWH also competes with manufactured and modular housing builders. JWH's strategy is to compete in a specific segment of the housing market by offering customers quality traditionally-built homes, at affordable prices, with favorable financing, no down payment and no closing costs. Based on the most recent data available from Builder Magazine (May 2004), JWH was the twenty-fourth largest builder of detached single-family homes in the United States.

Financing

        Within the Financing Segment, MSH purchases and services instalment notes and mortgages originated by JWH. Walter Mortgage Company, a wholly-owned subsidiary of the Company ("WMC"), offers financing to JWH homebuyers that is secured by first mortgages and liens, and also originates mortgage loans by purchasing them from other homebuilders and third parties. WMC's mortgage loans are also sold to MSH, but are serviced by WMC. The interest income generated by both MSH and WMC is recognized using the interest method, however, the legal instruments used by each company allow for different amounts to be charged to the customer for late fees and ultimately recognized as revenue. Both the MSH instalment notes and the WMC mortgage loans have fixed monthly payments, similar repayment terms and the ability to levy costs to protect collateral positions upon default, such as attorney fees and late charges as allowed by state law. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC. Mortgage loans in the WMC portfolio, before allowances, were approximately $109.3 million and $75.5 million at December 31, 2004 and 2003, respectively.

Mid-State Homes, Inc.

        MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes originated by JWH. Currently, MSH funds its purchase of these mortgage instalment notes using various warehouse lines of credit. Historically, once a critical mass of assets have been accumulated, MSH would securitize the assets using a grantor trust structure, structured as a financing, which requires that the assets and liabilities be recorded on the balance sheet and there is no gain for tax purposes. These business trusts acquire the mortgage instalment notes using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes and MSH's beneficial interests in the trusts secure the borrowings of these trusts. These borrowings are non-recourse to the Company. (For additional information on the notes, the trusts and their related borrowings, see Notes 6 and 12 of "Notes to Consolidated Financial Statements.")

        At December 31, 2004, MSH's portfolio was geographically distributed as follows: Texas (31%), Mississippi (15%), Alabama (9%) and Florida (7%). The remaining portfolio was spread primarily in other southeastern states.

Walter Mortgage Company

        WMC was established in 2001 to provide home financing to customers of JWH. Through WMC, homebuyers have the option of financing land along with their home purchase, including a traditional cash down payment in lieu of land equity. Existing MSH customers also have the option of refinancing their mortgage with WMC. The Company believes WMC will be a key component in achieving the growth plans of the Homebuilding and Financing Segments. Since inception through December 31, 2004, 1,809 mortgages totaling approximately $139.4 million have been originated, purchased, or funded through WMC. WMC initiated a program to acquire mortgage loans in 2003 that meet the Company's strict underwriting criteria. Loans are purchased from other mortgage companies, banks, thrifts, builders and other various sellers of first lien mortgages. During 2004, approximately $40.2 million of mortgage loans were purchased.

Other

        Best Insurors, Inc. ("Best"), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage for homeowners who finance through MSH or WMC. Cardem Insurance Company Ltd. ("Cardem"), located in Bermuda, primarily provides reinsurance of such insurance placed through Best and provides captive coverage for various other company risks, including primary and excess workers' compensation for all significant subsidiaries except U.S. Pipe.

Industrial Products

United States Pipe and Foundry Company, Inc.

        United States Pipe and Foundry Company, Inc. ("U.S. Pipe") manufactures and sells a broad line of ductile iron pressure pipe, fittings, valves, hydrants and other cast iron products. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation's largest producers of ductile iron pressure pipe based on industry shipping information provided by the Ductile Iron Pipe Research Association. In the years ended December 31, 2004, 2003 and 2002, net sales and revenues amounted to $545.9 million, $452.9 million and $479.2 million, respectively.

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

        The estimated order backlog consists of pressure pipe, valves and hydrants, fittings and castings and at December 31, 2004 was $115 million, compared to $86 million at December 31, 2003. The ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity and state, municipal and federal tax revenues to fund water projects. However, certain aspects of U.S. Pipe's operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe's products have experienced a strong level of demand in the replacement market, in part driven by mandates from the Safe Drinking Water Act. U.S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe's Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and its operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas that will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe's products more competitive. During 2004, approximately 26% of U.S. Pipe's sales were to one customer. The Company believes the loss of this single customer would not have a material adverse effect on the results of operations of the Company on a consolidated basis as a result of its size, impact on operating income, and because the Company believes that, based on an overall balance of supply and demand within the pipe industry, the loss of this customer would be replaced with sales to other existing or new customers. Foreign sales accounted for approximately 4% of U.S. Pipe's sales during the year.

Natural Resources

Jim Walter Resources, Inc.

        The operations of Jim Walter Resources, Inc. ("JWR") are conducted through its Mining Division, which mines and sells coal from three underground mines in Alabama, and its De-Gas Division, which extracts and sells natural gas from the coal seams owned or leased by JWR. On December 1, 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to adverse geologic conditions. The mine was originally scheduled to close in 2006. However, given the poor operating conditions, management concluded that it was not economically feasible to access Mine No. 5's remaining coal reserves beyond 2004. On April 6, 2004, the Company announced that it would extend its coal production schedule for Mine No. 5 to mid-2005 due to favorable increases in metallurgical coal prices around the world. In the fourth quarter of 2004, the Company decided to extend its coal production schedule for Mine No. 5 to fourth quarter 2006, due to favorable metallurgical coal prices around the world. Approximately 1.5 million tons of coal were produced by Mine No. 5 during 2004. Mine No. 5 is expected to produce approximately 1 million tons of coal per year in 2005 and 2006.

        On December 16, 2004, the Company announced a capital investment program up to $135.0 million to increase coal production capacity at Mine No. 7. The investment will occur over a four-year period and increase annual production capacity by approximately 2.7 million tons per year starting in the second half of 2008.

Mining Division

        In the years ended December 31, 2004, 2003 and 2002 Mining Division's net sales and revenues totaled $303.6 million, $218.4 million and $221.0 million, respectively.

        The Mining Division, headquartered in Brookwood, Alabama, has approximately 7.5 million tons of rated annual coal production capacity from its three mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. The Mining Division extracts coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values and can be sold either as metallurgical coal, used to produce coke, or as compliance steam coal, used by electric utilities because it meets current environmental compliance specifications.

        The majority of coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. The Mining Division currently operates one longwall mining system in each mine for primary production and up to four continuous miner sections in each mine for the development of mains and longwall panel entries. The Mining Division's normal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. This ratio is expected to remain consistent after the closure of Mine No. 5.

        Environmental expenditures imposed by laws relating to mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface mining.

        The Mining Division's coal is sold to a diversified base of domestic and foreign customers. The division's metallurgical coal is sold to customers in numerous markets throughout Europe, Latin America and the Middle East. Most metallurgical coal sales are made under fixed price supply contracts, usually with the duration of one year, running from July through June. However, some sales, of both metallurgical and steam coal, are conducted in the spot market as dictated by available JWR supply and market demand. During 2004, JWR's two largest customers represented approximately 19% and 14% of the Mining Division's sales, respectively. The Company believes that the loss of those customers would not have a material adverse effect on the results of operations of the Company as the loss of volume from these customers would be replaced with sales to other existing or new customers due to high worldwide demand of both metallurgical and steam coal. Foreign sales accounted for approximately 69% of of the Mining Division's sales during the year.

De-Gas Division

        The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells natural gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal joint venture with El Paso Production Co., a subsidiary of El Paso Corp. ("El Paso").

        The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing natural gas concentrations with wells drilled in conjunction with the mining operations. There were 399 wells producing approximately 14.9 billion cubic feet of natural gas in 2004 (JWR's interest was 7.9 billion cubic feet in 2004). Approximately 52 additional wells are planned for development in 2005. The degasification operation, as originally expected, has improved mining operations and safety by reducing methane gas levels in the mines, and has also been a profitable operation.

Other

        The Other segment includes Sloss Industries Corporation ("Sloss"), the Company's land subsidiaries and corporate expenses. Sloss manufactures and distributes furnace and foundry coke to the domestic steel industry as well as to the ductile iron foundries, and also manufactures specialty chemicals and slag fiber. The land subsidiaries engage in maximizing the value of vacant land, primarily through outright property sales and realizing royalty income on coal, timber and other minerals. Corporate expenses consist primarily of salaries, overhead and other costs associated with executive management, finance, accounting, tax, treasury, legal, information technology, risk management, human resources, payroll, and other management services.

Sloss Industries

        Sloss is a manufacturing operation, founded in 1918 and headquartered in Birmingham, Alabama, which has four major product lines: foundry coke, furnace coke, slag fiber and specialty chemicals. Foundry coke is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. For the year ended December 31, 2004, approximately 60% of the foundry coke produced by Sloss was sold to U.S. Pipe. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers. Specialty chemical products are composed primarily of rubber additives, plastics additives, pharmaceutical raw materials, and nutraceutical components, as well as other custom manufactured products.

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

Research and Development

        Research activities conducted by each business are directed toward new products, improvement of existing products, development of new uses for existing products, process and systems development, and cost reduction efforts. Total research and development expenditures for all of the businesses in the years ended December 31, 2004, 2003 and 2002, were less than 1% of the Company's consolidated net sales and revenues.

Raw Materials

        Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either purchased from domestic sources or produced by the Company and its subsidiaries. All materials used by the various businesses of the Company are available in quantities required to support their respective operations. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for scrap metal and steel as well as labor, lumber and other building materials.

Environmental

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2004, 2003 and 2002, were approximately $14.6 million, $10.8 million and $7.0 million, respectively. The increase in expenses from 2003 to 2004 was primarily due to a $4.0 million charge related to legacy environmental issues in Anniston, Alabama. The increase in expenses from 2002 to 2003 occurred at Sloss, which increased approximately $4.5 million due to additional compliance costs for ongoing operations primarily related to obtaining a new permit for its Biological Treatment Facility of $1.7 million and an increase of approximately $2.7 million related to remediation activities mandated by the Environmental Protection Agency ("EPA"). Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately $3.3 million per year in the next five years. Capital expenditures for the years ended December 31, 2004 and 2003 for environmental requirements were $3.8 million and $2.0 million, respectively.

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

        The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRP's at such sites and a significant number of the PRP's are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been finalized respecting one of the sites. U.S. Pipe has satisfied its obligations under the Consent Order at a cost that was not material. Natural resource damage claims respecting that same site have now also been made by the State of California, but U.S. Pipe, as a member of the same group of PRPs, believes it has adequate first dollar insurance coverage covering the State's claims. With respect to the other site, located in Anniston, Alabama, the PRPs have been negotiating an administrative consent order with the EPA. Based on these negotiations, management estimates the Company's share of liability for cleanup, after allocation among several PRPs, will be approximately $4 million, which was accrued in 2004. Civil litigation in respect of the site is also ongoing. Management does not believe that U.S. Pipe's share of any liability will have a material adverse effect on the financial condition of the Company and its subsidiaries, but could be material to results of operations in future reporting periods.

        Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence/absence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. An Interim Remedial Measure (IRM) Work Plan for the Chemical Plant groundwater, which was presented to the EPA, was implemented during 2003 with progress continuing in 2004. Monitoring requirements will continue on a long-term basis and contamination levels are expected to continue to decline. Additionally, new EPA requirements relating to surface soil sampling and results are now being considered. This change in focus will possibly delay the timing of efforts relating to ground water remediation.

        The Jefferson County (Alabama) Department of Health has alleged emissions and reporting failures that violated provisions of Sloss' Title V Air Permit and regulations under the Clean Air Act. A notice of violation was issued in December of 2003, and Sloss received notice of a proposed penalty of $0.3 million in January of 2005. The penalty is subject to negotiation.

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

Employees

        As of December 31, 2004, the Company and its subsidiaries employed 4,953 people, of whom 2,964 were hourly workers and 1,989 were salaried employees. Unions represented approximately 2,705 employees under collective bargaining agreements, of which approximately 1,041 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2006.

Item 2.    Description of Property

        The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

			Square Footage
Facility/Location		Land Acreage
	Principal Products/Operations		Leased	Owned
Homebuilding
Tampa, FL	Administrative headquarters		24,200
Laurinburg, NC	Modular homes	26		245,000
Financing
Tampa, FL	Administrative headquarters		22,300
Richland Hills, TX	Administrative headquarters for Walter Mortgage Company		8,600
Industrial Products
U. S. Pipe
Birmingham, AL	Administrative headquarters	6		122,000
Bessemer, AL	Ductile iron pipe	169		648,000
N. Birmingham, AL	Ductile iron pipe	77		360,000
Union City, CA	Ductile iron pipe	70		122,000
Burlington, NJ	Ductile iron pipe	109		329,000
Chattanooga, TN	Fittings, valves & hydrants	91		659,000
Anniston, AL	Closed facility	21
Natural Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center and training center			128,000
Brookwood, AL	Real estate	7,000
Brookwood, AL	Coal mines	35,800		548,000
Other
Sloss
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Slag fiber	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Chemical Pilot Plant	2		10,000
Alexandria, IN	Closed facility	33		112,000
Ariton, AL	Specialty chemicals	53		7,000
Corporate
Tampa, FL	Corporate headquarters		33,000

        Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 147 million tons as of December 31, 2004.

        A summary of mineral reserves, as calculated by Natural Resources' Mine Planning and Engineering department, is as follows:

Estimated Recoverable(1) Coal Reserves as of December 31, 2004
(In Thousands of Tons)

	Reserves(2)			Classifications(3)		Type(4)	JWR's Interest		Quality(9)			Production
Mining Property	Total(9)	Assigned	Unassigned	Measured	Indicated	Steam (S) or Metallur- gical (M)	Owned	Leased(5)	Ash	Sulf.	BTU/lb	2004	2003	2002
No. 3 Mine(7)	—	—	—	—	—	—	—	—	—	—	—	—	—
No. 4 Mine	65,048	65,048	—	59,369	5,679	S/M	—	65,048	9.80		14,150	3,053	2,798	2,817
No. 5 Mine(6)	1,956	1,956	—	1,956	—	S/M	1,746	210	10.77		14,000	1,484	1,416	664
No. 7 Mine(7)	80,150	80,150	—	68,379	11,771	S/M	1,702	78,448	9.70		14,150	2,339	1,861	1,982

	147,154	147,154	—	129,704	17,450		3,448	143,706
Bessie(8)	658	—	658	658	—	S/M	658	—				—	—	—

TOTAL	147,812	147,154	658	130,362	17,450		4,106	143,706				6,876	6,075	5,463

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

(6)
During December 2003, a determination was made to close Mine No. 5 during the fourth quarter of 2004. In April 2004, a determination was made to extend the coal production schedule for Mine No. 5 to mid-2005. In December 2004, the coal production schedule was further extended to fourth quarter 2006.

(7)
In February 1999, a decision was made to close Mine No. 3. The Mine No. 3 reserves accessible from Mine No. 7 were re-assigned to Mine No. 7.

(8)
Bessie Mine suspended operations in August 1988.

(9)
Quality factors are on a "received basis", which includes an estimate for moisture, which averaged 1.4% to 1.8% during 2004.

Item 3.    Legal Proceedings

        See the section entitled "Environmental" in Description of Business and Notes 11 and 17 of "Notes to Consolidated Financial Statements" included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

        Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Don DeFosset	56	Chairman, President, Chief Executive Officer
William F. Ohrt	56	Executive Vice President, Chief Financial Officer
Charles E. Cauthen	46	Senior Vice President, Controller
Miles C. Dearden	45	Senior Vice President, Treasurer
Victor P. Patrick	47	Senior Vice President, General Counsel and Secretary
Joseph J. Troy	41	Senior Vice President-Financial Services; President of Mid-State Homes
Larry E. Williams	57	Senior Vice President, Human Resources
George R. Richmond	54	President and Chief Operating Officer of Jim Walter Resources
Lawrence S. Comegys	53	President of Jim Walter Homes
Ray Torok	58	President of U.S. Pipe

        Our executive officers as of March 16, 2005 are listed below. On February 22, 2005, the Company announced that Don DeFosset, Chairman, President and Chief Executive Officer, intends to retire. He will continue his duties as President, Chief Executive Officer and Chairman of the Board of Directors until the hiring of his successor.

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

        William F. Ohrt was appointed Executive Vice President and Chief Financial Officer of the Company in January 2001. Prior thereto, he was Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. from 1999 through January 2001.

        Charles E. Cauthen was appointed Senior Vice President and Controller in November 2000. Prior thereto, he was Senior Vice President and Chief Financial Officer—Consumer Products Group, Bank of America, from 1999 to November 2000.

        Miles C. Dearden was appointed Senior Vice President in February 2005 and Vice President, Treasurer in April 2002. Previously, he was Assistant Treasurer beginning in March 2001. Prior to joining the Company, he worked for Bank of America from 1987 until 2001, most recently as a managing director for the bank's Global Corporate and Investment Bank.

        Victor P. Patrick was appointed Senior Vice President, General Counsel and Secretary of the Company in August 2002. Prior to joining the Company, he worked for Honeywell International from 1994 to July 2002, most recently as Vice President, Secretary and Deputy General Counsel.

        Joseph J. Troy was appointed Senior Vice President—Financial Services in April 2002 and President of Mid-State Homes in August 2001. Prior thereto, he was Senior Vice President and Treasurer of the Company from November 2000. He was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000 to November 2000. From 1998 through February 2000, he was Vice President and Treasurer of the Company.

        Larry E. Williams was appointed Senior Vice President, Human Resources in November 2001. Previously, he was Senior Vice President/Human Resources for CoBank from 1989 to 2001.

        George R. Richmond was appointed President and Chief Operating Officer of Jim Walter Resources in 1997. Mr. Richmond has held various positions at JWR from 1978 to 1997.

        Lawrence S. Comegys was appointed President of Jim Walter Homes in January 2004. Prior to joining the Company, from January 2002 to January 2004 he was Vice President of the Wilherst Group, Inc. and President of Gulf Urban Group, from February 2002 to September 2002, Vice President of Landmar LLC., all companies involved in residential and commercial real estate development. Prior thereto, he was President of East Coast Homebuilding at WCI Communities from February 2001 to December 2001, and from 1997 to January 2001 was Florida Region President with Pulte Home Corporation.

        Ray Torok was appointed President of U.S. Pipe in July 2004. Prior to joining the Company, from May 2003 to December 2003, he was interim President at Golden Casting Corporation, a foundry operation producing highly engineered precision castings and from 1998 to February 2003, he was President and Chief Executive Officer at Cold Metal Products, a steel production company.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters

        The Company's common stock (the "Common Stock") has been listed on the New York Stock Exchange under the trading symbol "WLT" since December 18, 1997. The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Common Stock.

	Year ended December 31, 2004
	High	Low
1st Fiscal quarter	$13.09	$10.05
2nd Fiscal quarter	13.88	11.73
3rd Fiscal quarter	16.02	13.03
4th Fiscal quarter	33.97	15.37
	Year ended December 31, 2003
	High	Low
1st Fiscal quarter	$10.95	$8.70
2nd Fiscal quarter	13.09	8.66
3rd Fiscal quarter	12.96	9.51
4th Fiscal quarter	13.38	10.95

        During the year ended December 31, 2004, the Company declared and paid to shareholders of record on February 18, May 13, and August 13, a dividend of $.03 per share as of each of these dates, and on November 12 a dividend of $.04 per share. During the year ended December 31, 2003, the Company declared and paid to shareholders of record on February 20, May 15, August 14 and November 13 a dividend of $.03 per share as of each of these dates. Covenants contained in certain of the debt instruments referred to in Note 12 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends.

        As of March 1, 2005, there were 150 shareholders of record of the Common Stock.

        The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2004:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by Security holders:
2002 Long-term Incentive Award Plan	576,777	$7.09	2,345,941
1995 Long-term Incentive Stock Plan	2,436,066	$10.49	740,607
1996 Employee Stock Purchase Plan	—	—	1,667,114

Recent Sales of Unregistered Securities

        On April 20, 2004, the Company issued and sold in a private placement, $175 million principal amount of 3.75% convertible senior subordinated notes, due 2024, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds to the Company were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses.

        The convertible senior subordinated notes are convertible, subject to certain conditions and under certain circumstances, into the Company's common stock at an initial conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $17.85 per share, subject to adjustment.

        A registration statement in respect of the convertible senior subordinated notes and the shares issuable upon conversion was deemed effective by the SEC on October 13, 2004.

Purchase of Equity Securities by the Company and Affiliated Purchasers

        The following table presents information with respect to purchases of common stock of the Company made during the year ended December 31, 2004 by Walter Industries, Inc. or any "affiliated purchaser" of Walter Industries, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2004–March 31, 2004	—		—	—	—
April 1, 2004–April 30, 2004	4,960,784	(1)	$12.70	—	—
May 1, 2004–September 30, 2004	—		—	—	—
October 1, 2004–October 31, 2004	1,997,805	(2)	16.16	—	—
November 1, 2004–December 31, 2004	—		—	—	—

Total	6,958,589		$13.70	—	$7,500,000

(1)
The Company repurchased 3,960,784 shares of its common stock from certain affiliates of Kohlberg, Kravis, Roberts and Co. ("KKR") and 1,000,000 shares from the purchasers of the convertible senior subordinated notes. These shares were purchased pursuant to resolutions adopted by the Board of Directors on April 12 and April 22, 2004. There is no further authority available for stock repurchases pursuant to these resolutions.

(2)
The Company repurchased 1,997,805 shares of its common stock from certain affiliates of KKR. These shares were purchased pursuant to a resolution adopted by the Board of Directors on October 28, 2004. There is no further authority available for stock repurchases pursuant to this resolution.

Item 6.    Selected Financial Data

        During 2000, the Company changed its year end to December 31, resulting in a seven-month transition period ended December 31, 2000 ("the transition period"). The transition period results are shown in addition to results for the years ended December 31, 2004, 2003, 2002 and 2001 and the fiscal year ended May 31, 2000.

        The following data, insofar as it relates to each of the years ended December 31, 2004, 2003, 2002 and 2001, the transition period ended December 31, 2000 and the fiscal year ended May 31, 2000, has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows and the notes thereto as they relate to the Company's continuing operations as of December 31, 2004. The information presented below is for continuing operations and should be read in conjunction with the Company's consolidated financial statements and the notes thereto including Note 2 related to discontinued operations, Note 3 related to significant accounting policies, and the other information contained elsewhere in this report.

									Transition period ended December 31,
	Years ended December 31,
										Year Ended May 31, 2000
	2004		2003		2002	2001			2000
	(in thousands, except per share data)
Net sales and revenues	$1,461,722			$1,325,461	$1,339,124		$1,332,238		$838,842	$1,344,806
Income (loss) from continuing operations	$49,917			$3,319	$52,278		$22,850		$(14,150)	$(139,959)
Basic income (loss) per share from continuing operations	$1.29		$	..08	$1.18	$	..51		$(.31)	$(2.87)
Number of shares used in calculation of basic income (loss) per share from continuing operations	38,582			43,026	44,318		44,998		46,389	48,744
Diluted income (loss) per share from continuing operations	$1.14		$	..08	$1.17	$	..50		$(.30)	$(2.87)
Number of shares used in calculation of diluted income (loss) per share from continuing operations	46,255			43,364	44,726		45,293		46,454	48,744
Gross capital expenditures	$50,463			$56,268	$66,222		$70,232		$41,541	$66,632
Net property, plant and equipment	$331,959			$352,529	$360,428		$352,280		$347,293	$331,662
Total assets(1)	$2,916,486			$2,941,529	$2,802,202		$2,787,868		$2,764,032	$2,833,989
Senior debt:
Mortgage-backed/asset-backed notes	$1,763,827			$1,829,898	$1,776,020		$1,833,442		$1,769,833	$1,783,712
Senior debt	$—			$113,754	$308,900		$308,500		$411,500	$495,400
Convertible senior subordinated notes	$175,000			$—	$—		$—		$—	$—
Quarterly cash dividend per common share	$.03	(2)		$.03	$.03		$.03	(3)	$.03	$.03

(1)
Excludes assets of discontinued operations held for sale

(2)
Raised to $0.04 per common share in the fourth quarter of 2004.

(3)
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

Revenue Recognition

        The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission's Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

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

        On Your Lot Sales constitute the majority of the sales in the homebuilding business (approximately 83% of new units sold in 2004). Since the real estate (land) is already owned by the customer and is not financed by the Company, these transactions represent sales of personal property financed by instalment sales contracts ("Notes"). Revenue from the construction and sale of a home is recognized upon completion of construction and legal transfer of ownership to the customer.

        Modular Sales are the second largest component of homebuilding sales. These sales are made principally to distributors for resale to consumers and do not involve sales of real estate. Sales are made under various customary industrial credit terms, with receivables typically due within 10 to 90 days following delivery. Revenue is recognized when legal ownership has transferred and upon delivery to the distributor or to a customer site.

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

        Instalment notes receivable are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate in accordance with Accounting Principles Board Opinion No. 21. "Interest on Receivables and Payables," ("APB 21") by JWH. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH's customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing Segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note payoffs received in advance of scheduled maturity (prepayments) cause interest income to increase due to the recognition of remaining unamortized discounts arising from the application of APB 21 at the note's inception.

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

        Instalment notes and mortgage loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest accrued is reversed against interest income of the current period. Instalment notes are removed from non-accrual status when the amount financed and the associated interest income become current. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected.

        The Financing segment sells homes and related real estate repossessed or foreclosed on by MSH or WMC from customers in default of their loans or notes ("Repo Sales"). Repo Sales involve the sale and in most circumstances the financing of both a home and related real estate. Revenues from Repo Sales are recognized in accordance with SFAS 66 by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment per SFAS 66 is frequently not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the instalment method until the buyer's investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

        Industrial Products—For shipments via rail or truck, revenue is recognized when title passes upon delivery to the customer. Revenue earned for shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer.

        Natural Resources—For coal shipments via rail, revenue is recognized when title and risk of loss transfer to the customer when the railcar is loaded. Revenue earned for coal shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. For the Company's natural gas operations, revenues are recognized when the gas has been transferred to the customers' pipeline, at which time transfer of title occurs.

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

Allowances for Losses

        Allowances for losses on trade and other accounts receivable are based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts and other receivables. Significantly weaker than anticipated industry or economic conditions could impact customers' ability to pay or could impact the value of underlying collateral such that actual losses are greater than the amounts provided for in these allowances.

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

	Pension Benefits		Other Benefits
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.35%	6.00%	6.35%
Rate of compensation increase	3.50%	3.50%	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.35%	7.25%	6.35%	7.25%
Expected return on plan assets	8.90%	9.25%	—	—
Rate of compensation increase	3.50%	3.50%	—	—
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	—	—	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2009	2008

        The discount rate used to determine pension and other post-retirement expense was decreased to 6.00% for 2005 from 6.35% used in 2004. The rate of return on plan assets used to determine pension expense is 8.90% for both 2005 and 2004. The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

        Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$1,856	$(1,698)
Effect on postretirement benefit obligation	27,094	(22,828)
Discount rate:
Effect on postretirement service and interest cost components	183	(465)
Effect on postretirement benefit obligation	(28,436)	32,220
Effect on current year postretirement expense	(1,386)	2,289
Effect on pension service and interest cost components	(453)	189
Effect on pension benefit obligation	(41,044)	50,097
Effect on current year pension expense	(3,151)	3,246
Expected return on plan assets:
Effect on current year pension expense	(2,570)	2,570
Rate of compensation increase:
Effect on pension service and interest cost components	997	(882)
Effect on pension benefit obligation	8,136	(7,228)
Effect on current year pension expense	1,639	(1,453)

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

        Workers compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. A one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $0.9 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.1 million.

        The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate.

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

RESULTS OF OPERATIONS

2004 Summary Operating Results

	For the Year Ended December 31, 2004
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$233,076	$16,977	$545,040	$347,531	$101,492	$(19,842)	$1,224,274
Interest income on instalment notes	—	220,041	—	—	—	—	220,041
Miscellaneous income	679	5,759	1,515	3,821	8,347	(2,714)	17,407

Net sales and revenues	233,755	242,777	546,555	351,352	109,839	(22,556)	1,461,722
Cost of sales	185,336	7,302	471,404	230,600	85,971	(19,766)	960,847
Interest expense(1)	—	127,273	—	—	—	—	127,273

Gross profit/net interest income	48,419	108,202	75,151	120,752	23,868	(2,790)	373,602
Depreciation	4,792	1,471	26,672	22,464	4,821	—	60,220
Selling, general & administrative	77,439	30,739	42,232	17,220	39,901	(80)	207,451
Provision for losses on instalment notes	—	12,402	—	—	—	—	12,402
Postretirement benefits	(465)	(207)	(1,483)	10,896	(601)	—	8,140
Amortization of other intangibles	—	4,976	—	—	—	—	4,976
Provision for estimated hurricane losses	—	3,983	—	—	—	—	3,983
Restructuring & impairment charges	—	—	121	470	—	—	591

Operating income (loss)	$(33,347)	$54,838	$7,609	$69,702	$(20,253)	$(2,710)	75,839

Corporate debt interest expense							(18,687)

Income from continuing operations before income taxes							$57,152

(1)
Excludes corporate debt interest expense.

Year Ended December 31, 2004 and 2003

Overview

        The Company's net income for the year ended December 31, 2004 was $49.9 million, or $1.14 per diluted share, which compares to a net loss of $29.0 million, or $0.67 per diluted share in the prior year period. Net income in the year ago period includes a loss from discontinued operations of $32.7 million, or $0.76 per diluted share. Income from continuing operations for the year ago period was $3.3 million, or $0.08 per diluted share, which included income of $21.4 million due to favorable resolution of an IRS tax matter related to tax returns in fiscal years 1995 and 1996, partially offset by $8.1 million in after-tax expense in the Industrial Products segment related to settlements of litigation matters and ceasing manufacturing operations at U.S. Pipe's castings plant in Anniston, Alabama, $4.4 million in after-tax expense in the Natural Resources segment for increased benefits costs associated with the curtailment of the other postretirement benefits plan for the announced closure of Mine No. 5, $1.6 million of after-tax impairment charges for the write-off of remaining goodwill in connection with the shutdown of the pattern shop at Southern Precision and $1.1 million in an after-tax impairment charge related to the sale of the Company's former headquarters building.

        Other principal factors impacting income from continuing operations in the current year results compared to the prior year period include:

  •
  Average selling price increases at Natural Resources for coal and natural gas were 31% and 33%, respectively, in the current period compared to the prior year period.

  •
  Financing results in the current period include a decrease in provision for losses, lower delinquency rates and reduced interest expense, partially offset by a $4.0 million provision for estimated hurricane losses and increased loss accruals associated with the repossessed homes inventory.

  •
  Price increases in Industrial Products during 2004 have more than offset increases in scrap metal, transportation and other manufacturing costs.

  •
  Homebuilding had fewer unit completions and higher costs that resulted in lower margins.

  •
  The current period reflects a decrease in income from land sales compared to the year-ago period.

  •
  Results for 2004 reflect improvements at Sloss from higher prices for furnace and foundry coke.

  •
  The Company reversed certain valuation allowances related to state deferred income tax assets previously provided by $12.5 million in the Natural Resources and Other segments. The Company established valuation allowances of $4.6 million for certain state deferred income tax assets in the Industrial Products and Homebuilding segments.

        Natural Resources' dramatic increase in results in 2004 was due to a 31% increase in average coal prices, a strong increase in coal production, higher natural gas prices, lower production costs and increased shipments at favorable spot coal pricing. The improvement in Industrial Products (after excluding the prior year charges related to settled litigation matters, ceasing manufacturing operations at the U.S. Pipe castings plant in Anniston, Alabama and a write-off of goodwill related to a disposed entity and the current year environmental costs) is due to improved ductile iron pipe selling prices, partially offset by higher scrap metal and other costs. The current period results also include losses in the Homebuilding segment caused by lower new home order volumes in the second half of 2003 and first half of 2004, resulting in fewer unit completions during the current year, increased lumber costs, job cost overruns and expenses associated with closing and updating sales centers. Financing results, excluding the $4.0 million provision for estimated hurricane losses, improved $7.4 million compared to the prior year period due to a decrease in the provision for losses, improved delinquency performance, lower interest expense and higher prepayment income.

Continuing Operations

        Net sales and revenues for the year ended December 31, 2004 were $1.462 billion, a 10% increase from $1.326 billion in 2003. Revenue increases within the Natural Resources and Industrial Products segments were partially offset by the decrease in the Homebuilding segment. Natural Resources revenues increased due to price increases for coal and natural gas and an increase in coal tons sold, partially offset by a decrease in natural gas volumes. Industrial Products revenues increased due to price increases implemented during the year to keep pace with the rising costs of scrap metal and other materials. Homebuilding revenues decreased due to the lower unit completions partially offset by higher average selling prices.

        Cost of sales, exclusive of depreciation, of $960.8 million was 78.5% of net sales in 2004 versus $922.0 million and 85.0% of net sales in 2003. Cost of sales increased $38.8 million primarily due to higher volumes and increased scrap metal and other costs in the Industrial Products segment. The gross margin percentage improved as compared to the prior year period because of increases in sales prices in Natural Resources and Industrial Products, partially offset by higher scrap metal and other costs in the Industrial Products segment and higher lumber costs and job cost overruns in the Homebuilding segment.

        Depreciation for the year ended December 31, 2004 was $60.2 million, an increase of $6.8 million compared with 2003, primarily as a result of the purchase of mining equipment at Natural Resources.

        Selling, general and administrative expenses of $207.5 million were 14.2% of net sales and revenues in 2004, compared to $178.3 million and 13.5% in 2003. An increase of $11.5 million in the Homebuilding segment related primarily to costs incurred to remodel and close branches and for higher insurance, employee-related, consulting and legal costs. The increase of $2.4 million in the Financing segment was due to higher employee-related and legal costs. This increase was slightly offset by a decrease at Industrial Products due to a legal settlement expensed in 2003 which was partially offset by current year environmental charges. The increase of $6.2 million in the Natural Resources segment was primarily due to increased legal expenses associated with the Mine No. 5 accident and increased employee-related costs. Corporate expenses increased $12.1 million mainly due to increased employee-related costs, plus higher internal and external audit and consulting fees related to Sarbanes-Oxley compliance.

        Provision for losses on instalment notes decreased to $12.4 million in 2004, compared to $15.7 million in 2003 due to improved recovery rates on sales of repossessed homes.

        Interest expense for mortgage-backed and asset-backed notes decreased to $127.3 million in 2004, compared to $129.3 million in 2003 due to the decrease in mortgage-backed and asset-backed note borrowings.

        Interest expense on corporate debt decreased $3.9 million to $18.7 million in 2004 due to reduced interest rates and lower debt balances in 2004. The 2003 period included a $2.5 million reduction related to the favorable IRS settlement. The convertible senior subordinated notes have a fixed interest rate of 3.75%. The prior year debt included a revolving credit facility, paid in full during the second quarter of 2004, which had an interest rate of 350 basis points over LIBOR and a term loan facility which had an interest rate of 425 basis points over LIBOR.

        The provision for estimated hurricane losses in 2004 of $4.0 million relates to estimated claims incurred by insurance customers of the Company's Financing segment from four major hurricanes that impacted the Southeastern United States during the third quarter.

        The Company's effective tax rate for 2004 and 2003 differed from the federal statutory rate primarily due to depletion deductions related to the Company's mining operations and the effect of state income taxes. Additionally, the Company had a net reduction of valuation allowances of $7.9 million related to deferred state income tax assets. The prior year tax rate also differed from the statutory tax rate due to a reduction of income tax accruals as a result of the favorable settlement of a dispute with the IRS. In connection with the IRS dispute settlement, the Company recorded reductions of $2.5 million and $18.9 million to interest expense and income taxes, respectively, in the statement of operations.

        The current and prior period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Homebuilding

        Net sales and revenues were $233.8 million during 2004, a decrease of $43.1 million, or 15.6% from the prior period as a result of fewer unit completions, partially offset by higher average selling prices. The higher selling price reflect price increases implemented in the first half of 2004, as well as the Company's on-going strategy to market and sell larger homes with more amenities. Total unit completions decreased by 913 or 22%, compared to the prior year, as a result of lower volumes of new sales orders beginning in the last half of 2003. This reduction was due to a variety of factors, including reduced advertising and promotional initiatives. Additionally, during the third quarter of 2004, a series of hurricanes and the resulting excessive rain caused construction delays, which reduced new starts and completions through much of the Southeast. This reduction also reflects market conditions that were weaker in the Company's historical affordable-housing market segment compared to the broader homebuilding industry. Excluding the modular business, 2,730 units were completed in the current period, compared to 3,523 in the year-ago period. The modular business completed 521 homes in the current period, 120 fewer than the year-ago period. This reduction reflects a weak economic environment in the Carolinas, the market area served by this business.

	For the year ended December 31,
	2004	2003
Homes Completed	3,251	4,164
Average Net Selling Price	$71,700	$66,200

        The segment operating loss was $33.3 million for the year ended December 31, 2004, compared to an operating loss of $0.5 million in the prior year. This decrease was primarily due to fewer unit completions ($8.9 million), reduced margins primarily due to higher job and lumber costs ($13.6 million), increases in payroll costs ($6.3 million) related to market adjustments to salaries, severance related to more than 100 eliminated positions and a change in the commission structure. Additionally, other costs, primarily other employee costs increased $5.1 million in 2004 compared to the prior year primarily related to hiring experienced industry personnel, consulting expenses, legal expenses and the closure of twenty-six branches. The Homebuilding segment instituted one price increase in the fourth quarter of 2003 and two price increases in 2004 in response to rising lumber and other costs. The first of these increases was effective October 1, 2003 and increased prices 3%, the second was effective March 13, 2004 and increased prices 5% and the third increase of 3% was effective May 17, 2004.

        Homebuilding has instituted new sales and marketing initiatives, including the creation of a new training program for its sales force and a more aggressive and focused approach to advertising, which, coupled with the redesign of its sales centers and enhanced model offerings, are among the revitalized business approaches being taken to drive higher volumes. Homebuilding is in the process of automating a new construction scheduling system and is upgrading the staffing and training in the purchasing and construction functions. These actions are expected to improve cycle times and accelerate new starts. Because of the long lot preparation and building cycle in the scattered lot business, it normally requires six to eight months for new sales to generate revenues. The Homebuilding segment is expected to return to a profitable run rate during the fourth quarter of 2005.

Financing

        Net sales and revenues were $242.8 million in 2004, an increase of $3.0 million from the prior year. This increase is attributable to higher prepayment-related interest income and higher property insurance revenues. Operating income was $54.8 million in 2004, compared to $51.4 million in the year-ago-period. The segment results improved as a result of a decline in provision for losses on instalment notes, higher prepayment income (prepayment speeds were 10.1% in 2004 compared to 8.9% in 2003) and lower interest expense partially offset by a $4.0 million provision for estimated hurricane losses. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.9% at December 31, 2004, down from 5.7% at December 31, 2003, reflecting strong portfolio performance.

        Repossessed inventory units remained constant with 459 units ($28.9 million) at December 31, 2004, compared to 455 units ($27.5 million) at December 31, 2003.

        Financing expects instalment notes, related debt balances and corresponding interest income and expense to decrease due to unit declines at Homebuilding, which is expected to be partially offset by continued purchases of seasoned mortgages. The Financing segment has also completed a new warehouse facility for $200.0 million, which will provide temporary financing for the purchases of instalment notes and loans. Additionally, the segment anticipates to spend $3.0 to $5.0 million for system upgrades over the next two years to upgrade its portfolio management capabilities.

Industrial Products

        Net sales and revenues were $546.6 million for the year ended December 31, 2004, an increase of $84.7 million from $461.9 million for the year ended December 31, 2003. This increase was primarily due to higher sales prices and increased sales volumes, especially for ductile iron pipe which had a 22% increase in average selling price and an 8% increase in sales volume. Prices were lower in the prior year as a result of an industry price war that began in the second quarter of 2002. U.S. Pipe's pricing actions since June 2003 have offset scrap metal cost increases and other manufacturing costs. The increase in revenue from increased selling prices was partially offset by a decrease in revenues from the Southern Precision and Vestal Manufacturing subsidiaries, which were sold in 2003 and 2004, respectively.

        Operating income for the segment was $7.6 million, compared to a $13.5 million loss in the prior year. The profit improvement in 2004 was primarily attributable to higher sales prices ($77.7 million), slightly higher volumes ($8.2 million), recoveries from an environmental-related insurance settlement ($1.9 million), partially offset by higher costs for scrap metal and other materials ($64.1 million), higher manufacturing costs ($7.6 million), environmental costs ($4.0 million) and higher costs related to workers' compensation, salaries and wages, legal expenses and depreciation ($2.7 million). The current year also includes a loss resulting from the sale of Vestal Manufacturing ($1.2 million). Prior year operating income includes charges related to restructuring costs to cease operations at the castings plant in Annistion, Alabama ($5.9 million); settled litigation matters ($6.5 million); write-off of goodwill related to a disposed entity ($2.4 million); and settlement of a commercial dispute ($1.7 million).

        Significant increases in the cost of scrap metal occurred at U.S. Pipe in 2004. Scrap metal is a primary raw material in the production of ductile iron pipe, accounting for up to 40% of the costs of producing pipe. Historically averaging $110 per net ton or less in costs, scrap metal cost averages were in excess of $220 per ton in 2004. Unparalleled scrap export volume, especially to China, has been the principal reason for the record high costs of scrap metal. The Company believes that these sales price increases have more than offset the increases in cost that have occurred and have and will continue to enable the Company to enhance profitability. However, the Company's ability to achieve expected improved 2005 results is dependent on its continued ability to pass along scrap cost volatility to customers in the form of price increases. This ability could be affected by the reactions of customers or competitors to these price increases.

Natural Resources

        Net sales and revenues were $351.4 million for the year ended December 31, 2004, an increase of $93.6 million from $257.8 million in the prior year. The increase was primarily due to higher metallurgical coal and natural gas prices and increased coal production, partially offset by decreased natural gas volumes.

	For the year ended December 31,
	2004	2003
Average Natural Gas Selling Price (per MCF)	$ 6.08	$ 4.58
Billion Cubic Feet of Natural Gas Sold	7.9	8.7
Number of Natural Gas Wells	399	392
Average Coal Selling Price (per ton)	$46.22	$35.22
Tons of Coal Sold	6.5 million	6.1 million

        The average natural gas selling prices shown for 2004 and 2003 include the effects of approximately $1.5 million of hedge gains and $5.6 million of hedge losses, respectively, on hedges of anticipated natural gas production and sales.

        For 2004, Natural Resources' operating income was $69.7 million, compared to an operating loss of $26.4 million in the prior year. The increase was due to higher metallurgical coal and natural gas sales prices and higher metallurgical coal volumes, partially offset by lower gas volumes, legal expenses related to the settlement of the Mine No. 5 accident and increased employee related costs. Prior year operating income included $6.7 million of restructuring charges related to the announced accelerated closure of Mine No. 5.

        In December 2003, the Company announced that JWR expected to close Mine No. 5 during the fourth quarter of 2004, approximately two years earlier than originally scheduled, due to continuing adverse geologic conditions. In April 2004, the Company announced that due to increases in metallurgical coal prices, it had extended its coal production schedule for Mine No. 5 into 2005. In December 2004, the Company extended its coal production schedule for Mine No. 5 into the fourth quarter of 2006. The Company previously estimated total costs of the shutdown at approximately $17.8 million, of which approximately $12.7 million would qualify as restructuring costs. As a result of the delay in the shutdown of the mine, total expected costs decreased to approximately $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. Due to the change in the timing of the mine shutdown and the related decrease in estimated restructuring costs, the Company remeasured the liability, which resulted in a $0.7 million reversal during the first quarter of 2004 of amounts previously charged to restructuring expense in 2003 and $1.0 million reversal during the fourth quarter of 2004 of amounts previously charged to restructuring expense during 2004. Estimated costs associated with the restructuring are as follows (in thousands):

	Total Expected Costs	Restructuring and impairment expenses recognized from inception to December 31, 2004
Termination benefits	$4,046	$1,311
Other employee related costs	8,475	5,790
Other costs	2,001	67

Total	$14,522	$7,168

        On December 16, 2004, the Company announced that it has approved up to $135 million for a capital investment program to increase coal production capacity at Mine No. 7. It is anticipated that the development of the program will occur over a four-year period and increase annual production capacity by approximately 2.7 million tons per year starting in the fourth quarter of 2008. Capital expenditures for 2005 related to this expansion project are expected to be $15.5 million. In addition, at Mine No.4, the Company expects to spend $4.5 million in 2005 to increase hoist capacity by 10% to alleviate a forecasted bottleneck in the production process starting in early 2006.

        Strong performance at Natural Resources is expected to continue in 2005. Increased demand, particularly from China, as well as reduced supplies, has contributed to price increases in the world's metallurgical coal markets. In the first quarter of 2005, Jim Walter Resources completed negotiations for most of its annual metallurgical coal supply contracts, which generally cover the period from July 2005 through June 2006 at prices of $107 per ton, nearly double the 2004 contract level. The price increase in metallurgical coal should have a positive impact on Natural Resources profitability in 2005. In 2005, Jim Walter Resources expects to produce between 6.0 and 6.4 million tons of coal, which is lower than 2004 primarily because output at Mine No. 5 is expected to decline over the course of the year due to shorter panels and more difficult geologic conditions related to the remaining coal.

Other

        Net sales and revenues were $109.8 million for 2004 compared to $107.0 million in the prior year. Sloss revenues were $13.0 million higher than the prior year, which were partially offset by land sales that were $8.6 million lower than the prior year. Sloss revenues increased in 2004 due to overall increased sales volumes and higher prices for furnace and foundry coke, which increased 37% and 10%, respectively, over the prior year. Sloss operating income was $12.1 million higher than the previous year due to higher coke volumes and increased pricing.

        Net general corporate expenses principally included in selling, general and administrative expenses were $28.6 million in 2004 compared to $16.5 million in 2003. In 2004, corporate expenses were higher due to employee costs of $5.3 million primarily related to incentive compensation expense, higher professional service fees of $4.5 million related to internal and external audit services related to implementation of Sarbanes-Oxley Act requirements and increased workers compensation and medical expenses.

2003 Summary Operating Results

	For the Year Ended December 31, 2003
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$275,679	$14,081	$459,775	$261,708	$88,296	$(15,113)	$1,084,426
Interest income on instalment notes	—	220,401	—	—	—	—	220,401
Miscellaneous income	1,176	5,272	2,075	(3,873)	18,699	(2,715)	20,634

Net sales and revenues	276,855	239,754	461,850	257,835	106,995	(17,828)	1,325,461
Cost of sales	207,371	8,178	394,789	238,673	86,631	(13,681)	921,961
Interest expense(1)	—	129,344	—	—	—	—	129,344

Gross profit/net interest income	69,484	102,232	67,061	19,162	20,364	(4,147)	274,156
Depreciation	4,755	860	26,119	16,312	5,330	—	53,376
Selling, general & administrative(2)	65,858	28,294	47,966	11,035	26,673	(1,486)	178,340
Provision for losses on instalment notes	—	15,660	—	—	—	—	15,660
Postretirement benefits	(667)	(137)	(1,829)	11,541	(828)	—	8,080
Amortization of other intangibles	—	6,132	—	—	—	—	6,132
Restructuring & impairment charges	—	—	8,347	6,698	1,747	—	16,792

Operating income (loss)	$(462)	$51,423	$(13,542)	$(26,424)	$(12,558)	$(2,661)	(4,224)

Corporate debt interest expense							(22,572)

Loss from continuing operations before income taxes							$(26,796)

(1)
Excludes corporate debt interest expense.

(2)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes on allocation of corporate overhead expenses that are directly attributable to each segment's operations. 2003 amounts have been reclassified to conform to the 2004 presentation.

Year Ended December 31, 2003 and 2002

Continuing Operations

        Net sales and revenues for the year ended December 31, 2003 were $1.325 billion, substantially the same as in 2002. Revenue decreases within the Industrial Products and Other segments were offset by increases in the Homebuilding and Natural Resources segments. Industrial Products segment revenues decreased due to lower pipe, valve, hydrant and fittings volumes, partially offset by price increases. The volume decline occurred during the course of 2003 as U.S. Pipe instituted multiple price increases. These price increases were in response to rising scrap metal and other costs and an easing of the intense pricing competition within the industry that occurred in 2002. Revenues for the Other segment declined on lower sales volume for Sloss, partially offset by higher pricing for furnace coke and increased sales of land. Homebuilding revenues improved on higher average selling prices, partially offset by lower unit completions. Revenues were higher in Natural Resources due to an increase in coal tons sold and higher natural gas prices, partially offset by a decrease in natural gas volumes and slightly lower coal prices.

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

        Depreciation for the year ended December 31, 2003 was $53.4 million, an increase of $2.0 million compared with 2002 primarily due to increases at Homebuilding and Financing related to implementations of new enterprise systems and at Natural Resources due to capital expenditures for mining equipment.

        Selling, general and administrative expenses were $178.3 million in 2003, compared to $167.2 million in 2002. The increase in the Homebuilding segment was a result of higher costs related to a reorganization of the sales and construction organizations, as well as the implementation of a new enterprise system and new advertising and marketing initiatives. Industrial Products' increase principally related to the settlement of a class action employment matter of $6.5 million. In addition, there was an increase in environmental-related expenses at Sloss in 2003 of approximately $2.3 million. The increased costs in 2003 were partially offset by productivity and cost reduction programs in place throughout the Company. The 2002 results included a $2.6 million charge to bad debt expense related to a Sloss customer that filed for bankruptcy protection, as well as higher professional fees related to restating Mid-State Home's accounting for interest income on instalment notes to the interest method.

        Provision for losses on instalment notes increased to $15.7 million in 2003, compared to $12.4 million in 2002 due principally to anticipated increases in the estimated level of losses, as indicated by an increase in the number of repossessions and slightly higher losses on resales of repossessed homes.

        Postretirement benefits expense was $8.1 million in 2003, a reduction of $7.6 million from 2002 due to plan amendments effective January 1, 2003, which placed a monthly cap on Company contributions for salary post retirement healthcare coverage.

        Interest expense for mortgage-backed and asset-backed notes decreased to $129.3 million in 2003, compared to $135.1 million in 2002. This reflected lower interest rates, partially offset by higher borrowings.

        Interest expense on corporate debt was $22.6 million in 2003 versus $18.1 million in 2002. This increase resulted from higher interest rates on the 2003 facility beginning in April 2003, as compared to the previous facility, as well as the accelerated recognition of $2.4 million of term loan debt issue costs and discount amortization as a result of mandatory debt repayments required by the sale of AIMCOR and JW Aluminum in December 2003.

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

        Discontinued operations for the year ended December 31, 2003 produced a net loss of $32.7 million, or $0.76 per diluted share, including a net loss on the sale of AIMCOR and JW Aluminum of $51.4 million, or $1.18 per diluted share. Income from discontinued operations for 2003 was $18.7 million, or $0.43 per diluted share, as compared to $21.1 million, or $0.47 per diluted share in 2002.

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

        The segment operating loss was $0.5 million for the year ended December 31, 2003 compared to operating income of $15.2 million in 2002. The $15.7 million decrease was principally caused by fewer unit completions, higher lumber and other material costs, and expenses related to significant investments in a major advertising campaign, a reorganization of the sales and construction organizations, and installation of a new enterprise system during 2003, partially offset by increases in average selling prices.

Financing

        Net sales and revenues were $239.8 million in 2003, a decrease of $1.2 million from 2002. This decrease is attributable to lower interest income earned on restricted cash balances due to lower interest rates, partially offset by higher insurance revenues. Operating income was $51.4 million in 2003, compared to $54.5 million in 2002. The decrease was a result of an increase in the provision for losses on instalment notes receivable due to anticipated higher losses resulting from a record level of bankruptcies and related foreclosures that will continue to move through the repossession and resale process. Income was also impacted by increased expenses related to higher commissions paid for insurance placed on customer homes and costs related to the implementation of new financial systems. This increase was offset by a $5.7 million decrease in interest expense, principally as a result of a reduction in the interest rates on borrowings. In addition, there was an increase in interest income on instalment notes from higher prepayment speeds as a result of increased recognition of unamortized discount that occurs when payoffs are received in advance of maturity. Prepayment speeds were 8.88% in 2003 compared to 6.85% in 2002. Delinquencies (the percentage of amounts outstanding over 30 days past due) at December 31, 2003 were 5.7% of net instalment balances outstanding.

        Repossession inventory units at December 31, 2003 increased to 455 units ($27.5 million), compared to 255 units ($16.3 million) at December 31, 2002. This increase is attributable to higher levels of bankruptcies and the Company's efforts to accelerate foreclosure activity during 2002 and 2003.

Industrial Products

        Net sales and revenues were $461.9 million for the year ended December 31, 2003, a decrease of $27.3 million from $489.2 million for the year ended December 31, 2002. This decrease was due to lower pipe, valve, hydrant and fittings volumes, partially offset by price increases. Total U.S. Pipe tons shipped were down 5.6% in 2003 compared to 2002. The volume decline occurred during the course of the year as U.S. Pipe instituted multiple price increases. These price increases were in response to rising scrap metal and other costs and an easing of the intense pricing competition within the industry that occurred in 2002.

        The operating loss of $13.5 million for 2003 was a $38.1 million deterioration from operating income of $24.6 million for 2002. Operating income decreased as a result of lower volumes, higher scrap metal costs ($15.6 million), increased litigation accruals principally related to an employment matter at U.S. Pipe ($6.5 million), increased workers compensation costs ($3.5 million) and increased natural gas costs ($3.7 million). Segment results also reflected $1.7 million to settle a commercial dispute during 2003 that had previously been accrued in the Other segment and, accordingly, there was no net impact on consolidated results of operations. In addition, U.S. Pipe recorded a restructuring charge related to ceasing production and manufacturing operations at the U.S. Pipe Anniston casting plant ($5.9 million), which is more fully described below.

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

        Other associated costs principally included site clean-up costs that were expensed as incurred.

Natural Resources

        Net sales and revenues were $257.8 million for the year ended December 31, 2003, an increase of $8.0 million from the $249.8 million in 2002. The increase in net sales and revenues is attributable to an increase in coal tons sold and an increase in natural gas selling prices, partially offset by a decrease in natural gas volumes and slightly lower coal prices.

	For the year ended December 31,
	2003	2002
Average Natural Gas Selling Price (per MCF)	$4.58	$3.04
Billion Cubic Feet of Natural Gas Sold	8.7	9.5
Number of Natural Gas Wells	392	384
Average Coal Selling Price (per ton)	$35.22	$36.17
Tons of Coal Sold (in millions)	6.1	6.0

        The average natural gas selling prices shown for 2003 are net of approximately $5.6 million of losses on hedges of anticipated natural gas production and sales.

        For 2003, Natural Resources had an operating loss of $26.4 million, compared to income of $21.6 million for 2002. This decline was due to the effect of adverse geological conditions and unanticipated equipment repairs in Mine No. 7, which resulted in 31 days of lost longwall production. In Mine No. 5 a scheduled longwall move took longer than expected, resulting in 18 days of lost production, and a geologic fault slowed the longwall advance rate in the second half of 2003. Additionally, the Mine Safety and Health Administration temporarily ordered the closure of Mine No. 5 for approximately two weeks in July 2003, resulting in $1.3 million of idle mine costs. The temporary closure resulted in no fines or penalties. Partially offsetting these negatives, the natural gas operation posted increased revenue and operating income, due to higher gas prices.

        In December 2003, the Company announced that JWR expected to close Mine No. 5 during the fourth quarter of 2004, approximately two years earlier than originally scheduled, due to continuing adverse geologic conditions. As a result, Natural Resources expected to incur restructuring charges and additional operating costs associated with the shutdown of approximately $17.8 million, of which approximately $12.7 million would qualify as restructuring charges. Costs associated with this closure recorded in 2003 included $6.7 million recorded as restructuring charges, which was primarily for an increase in benefits costs associated with a curtailment of the other post-retirement benefits plan

($5.8 million) and severance costs ($0.8 million). Estimated costs associated with the restructuring were as follows (in thousands):

	Total Expected Costs	Restructuring charges expensed for the year ended December 31, 2003
Termination benefits	$5,925	$841
Other employee related costs	9,218	5,790
Other costs	2,682	67

Total	$17,825	$6,698

        The Company's remaining two mines will benefit from the closure by redeploying miners and equipment to increase productivity and reduce capital requirements.

        During the third quarter of 2002, Mine No. 5 returned to full production following a September 2001 accident. Business interruption and property insurance covered the impact on operating results of reduced production and shipments and higher costs during the recovery period. Natural Resources recognized $25.4 million of business interruption claims as reductions to cost of sales in 2002. In addition, cost of sales included $12.7 million for re-entry costs that were fully offset by property insurance and casualty claims reflected as reductions to cost of sales. The Company also recorded a $3.7 million reduction in the allowance for potential uncollectible insurance recoveries as a reduction of cost of sales in 2002. Additionally, approximately $2.2 million of expected insurance proceeds were recorded as miscellaneous income in 2002, representing the gain on a reimbursement of fully depreciated equipment, the replacement cost of which was capitalized during the year ended December 31, 2002. The only other insurance-related amounts reflected in 2003 was a further $1.9 million reduction in the allowance for potential uncollectible insurance recoveries recorded as a reduction to cost of sales, based on the final settlement of all insurance recoveries. As of the end of January 2004, approximately $54.7 million of insurance proceeds have been collected in full satisfaction of the Company's claims under its insurance policies.

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

        The operating loss for the Other segment declined from $23.7 million in 2002, to $12.6 million in 2003. General corporate expenses included in this segment were approximately $16.5 million in 2003 compared to $21.9 million in 2002. Of the $5.4 million decrease, $2.2 million relates to credits to expenses of this segment in 2003 for charges made to other segments, primarily Industrial Products, in 2003. These expenses were included as costs of this segment in 2002. The remaining decrease was due to lower incentive compensation and other personnel-related costs ($4.1 million), lower depreciation expenses ($0.7 million) and higher life-insurance- related income ($0.9 million). Corporate expenses also reflected reduced income from land sales ($3.0 million) that was offset by increased gains of $6.4 million from sales of land in the Land Group. Sloss' operating loss increased by $0.7 million in 2003 on weaker slag wool and specialty chemical results, increases in environmental-related expenditures ($2.3 million), and other increased expenses, partially offset by income from asset sales ($1.1 million) and the effect of a $2.6 million bad debt expense in 2001.

Discontinued Operations

AIMCOR

        Net sales and revenues were $398.5 million for 2003, a decrease of $4.5 million from 2002. The decrease reflects approximately one less month of operations, as the sale of AIMCOR was effective on December 3, 2003, partially offset by higher fuels grade petcoke volumes from the start-up of St. Croix operations, higher calcined volumes and an increase in Metals volumes and pricing.

        Income from discontinued operations for AIMCOR was $7.6 million in 2003 compared to $10.3 million in 2002. This also reflected approximately one less month of operations, costs associated with repairing a furnace at the Bridgeport, Alabama ferrosilicon production facility, reduced petcoke margins and a decrease in terminal services activity.

        The loss in 2003 to dispose of AIMCOR's operations was $71.5 million, net of $27.6 million of income tax benefit.

JW Aluminum

        JW Aluminum's net sales and revenues were $209.9 million in 2003, compared to $202.1 million in 2002. The increase reflected strong demand for JW Aluminum's foil and sheet products, partially offset by approximately one less month of operations, as the sale of JW Aluminum was effective on December 5, 2003.

        Income from discontinued operations for JW Aluminum was $11.1 million, $0.2 million above 2002, even though 2003 results reflected only approximately 11 months of operations. These results also reflected increased shipments of aluminum foil and sheet products, as well as improved productivity.

        The gain resulting from the 2003 sale of JW Aluminum was $20.1 million, net of $15.5 million of income tax expense.

FINANCIAL CONDITION

        Cash and cash equivalents decreased from $60.0 million at December 31, 2003 to $46.9 million at December 31, 2004, reflecting $103.4 million in cash flows provided by operations, offset by $28.5 million of cash flows used in investing activities and $88.0 million of cash flows used in financing activities, which included $95.3 million used for share repurchases. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables, consisting principally of trade receivables, were $170.2 million at December 31, 2004, an increase of $14.7 million from December 31, 2003. The increase occurred primarily at Industrial Products which increased $20.0 million principally due to higher pricing and volume and at Corporate due to a $7.3 million increase in receivables from the exercise of employee stock options. These higher balances were partially offset by lower sales at Homebuilding and the timing of collections at Natural Resources.

        Inventories were $233.5 million at December 31, 2004, an increase of $9.0 million from December 31, 2003 primarily due to increased production in the Natural Resources segment ($13.7 million) partially offset by a decrease in homes under construction at Homebuilding ($10.1 million).

        Property, plant and equipment was $332.0 million at December 31, 2004, a decrease of $20.5 million reflecting depreciation expense ($60.2 million) and the sale of Vestal Manufacturing ($3.1 million), partially offset by additions, net of retirements ($42.8 million).

        Other long-term assets were $46.3 million at December 31, 2004, an increase of $10.2 million from $36.1 million at December 31, 2003, reflecting an increase in pensions of approximately $14.9 million.

        Goodwill and other intangibles, net, were $145.0 million at December 31, 2004, a decrease of $5.0 million from December 31, 2003. This decrease was due to the normal amortization associated with the reduction in the Financing segment's Trust II instalment notes receivable portfolio.

        Accounts payable of $90.2 million at December 31, 2004 decreased $9.7 million compared to December 31, 2003 primarily as a result of timing of vendor payments.

        Accrued expenses were $125.7 million at December 31, 2004, an increase of $16.6 million from December 31, 2003, primarily due to the accrual for estimated hurricane losses and employee-related incentive costs, professional service accruals primarily related to the implementation of Sarbanes-Oxley Act requirements and increased workers' compensation.

        Other senior debt decreased $113.8 million, reflecting the payoff of the senior secured term loan funded by proceeds from the issuance of $175 million of convertible senior subordinated notes in April 2004.

        Instalment notes receivable as shown on the balance sheet include instalment notes generated principally from the financing of homes constructed by the Homebuilding segment and purchased by the Financing segment and mortgage loans originated. Instalment notes were $1,619.1 million at December 31, 2004, a decrease of $65.5 million from December 31, 2003, as a result of reduced volume of Homebuilding units and an increase in the prepayment rate of outstanding balances. Mortgage loans were $109.3 million at December 31, 2004, an increase of $33.8 million from the prior year period resulting from acquisitions of third party loans and refinancing of instalment notes. The allowance for losses on instalment notes receivable was $11.2 million at December 31, 2004 compared to $10.9 million at December 31, 2003. See Note 6 of "Notes to the Consolidated Financial Statements." The following table shows information about the allowance for losses for the periods presented.

	Allowance for Losses	As a % of Instalment Notes Receivable	Net Losses and Charge Offs Deducted from the Allowance	As a % of Instalment Notes Receivable
	($ in thousands)
December 31, 2002	$10,783	0.62%	$12,282	0.71%
December 31, 2003	10,907	0.62	15,536	0.88
December 31, 2004	11,200	0.65	12,109	0.70

        The following table presents information about delinquencies in the instalment notes receivable portfolio.

	December 31,
	2004	2003	2002
Total Number of Accounts Outstanding	46,785	51,086	53,879
Delinquencies as a Percent of Number of Accounts Outstanding
31-60 Days	1.32%	1.53%	1.81%
61-90 Days	0.59%	0.75%	0.74%
91-Days or more	2.23%	3.25%	4.06%

	4.14%	5.53%	6.61%
Instalment Notes Receivable Outstanding(1) ($ in millions)	$1,728	$1,760	$1,735
Delinquencies as a Percent of Amounts Outstanding(1)
31-60 Days	1.84%	1.82%	1.94%
61-90 Days	0.62%	0.90%	0.86%
91-Days or more	2.46%	3.02%	3.95%

	4.92%	5.74%	6.75%

(1)
Based on gross instalment balances outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are operating cash flows and borrowings under the revolving credit facility and committed secured warehouse lines of credit. The Company's principal sources of long-term funding are the convertible senior subordinated notes and its financings under mortgage-backed/asset-backed notes.

        The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and gas, levels of construction activity, levels of government spending on water projects, costs of raw materials and interest rates.

        At December 31, 2004, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.8 billion and primarily consisted of seven issues of public debt providing financing for instalment notes receivable purchased by Mid-State. Mortgage debt also includes outstanding borrowings under a $400.0 million warehouse facility (the "Trust IX Variable Funding Loan Facility") providing temporary financing to Mid-State for its current purchases of instalment notes from JWH and purchases of loans from Walter Mortgage Company. At December 31, 2004, there was $37.0 million outstanding under this warehouse facility and $363.0 million was available for future borrowings.

        As of December 31, 2004, total debt has decreased by $4.8 million compared to December 31, 2003, resulting from the issuance of $175.0 million of convertible senior subordinated notes offset by a $66.1 million decrease in mortgage debt and a $113.7 million decrease in other senior debt. During this period, net borrowings of mortgage debt decreased as principal payments on the various mortgage-backed/asset-backed notes, amounting to $475.6 million, more than offset financings for the sale of homes and purchases of mortgage loans.

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

        The notes are convertible through March 31, 2005 having satisfied, as of December 31, 2004, the common stock sale price condition. The notes may be convertible during future periods if the common stock sale price condition or other conditions are satisfied.

        Proceeds upon issuance of the notes were $168.9 million, net of approximately $6.1 million of underwriting fees and expenses. A portion of the proceeds was used to repay in full the Term Loan, which had a principal balance outstanding of $111.7 million. Using the remaining proceeds and borrowings under the revolving credit facility, the Company repurchased 4,960,784 shares of its common stock for approximately $63.0 million.

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility) which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. As stated previously, the Term Loan was paid off on April 20, 2004 from the proceeds from the issuance of the convertible senior subordinated notes. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the new revolving credit facility is a floating rate of 350 basis points over LIBOR and on the Term Loan was a floating rate of 425 basis points over LIBOR. LIBOR was 2.4% and 1.2% at December 31, 2004 and December 31, 2003, respectively.

        At December 31, 2004 there were no borrowings under the $245 million revolving credit facility. The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At December 31, 2004 letters of credit with a face amount of $66.3 million were outstanding. At December 31, 2004, approximately $178.7 million was available under the revolving credit facility.

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

        Effective March 24, 2004, April 13, 2004 and October 28, 2004, the Company entered into amendments of the 2003 Credit Facility to provide the Company with flexibility in the timing of its long term financing under mortgage backed/asset-backed notes; to permit the issuance of the senior convertible notes; and to increase its ability to make restricted payments such as share repurchases and dividends under the 2003 Credit Facility. These amendments modified the 2003 Credit Facility as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) permitted the Company to incur additional indebtedness related to the issuance of convertible senior subordinated notes and repurchase additional shares of the Company's common stock and (c) increased the amount available to make restricted payments, which include share repurchases.

        EBITDA, as defined in the 2003 Credit Facility, excludes the EBITDA generated by the Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the financing trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facility could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior secured debt becoming immediately due and payable. At December 31, 2004, the Company was in compliance with these covenants.

        As of December 31, 2004, the Company's 2003 Credit Facility was rated BB by Standard & Poors and Ba2 by Moody's Investor Services, both with a stable outlook. Additionally, the Company's convertible senior subordinated notes were rated B1 by Moody's and B+ by Standard & Poors.

Mid-State Activity

        On February 4, 2005, a Variable Funding Loan Agreement was completed between Mid-State Trust XIV and several financial institutions for a $200.0 million warehouse facility renewable on February 3, 2006 (see Note 24).

        Trust IX is a Delaware Statutory Trust whose assets are limited to pledged instalment notes, mortgage notes and mortgages purchased from Mid-State. The Trust IX Variable Funding Loan Facility's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Facility include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 2.5% and 5.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Variable Funding Loan Facility could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Facility that remains uncured might result in the curtailment of the Company's production activities and negatively affect its ability to securitize its production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at December 31, 2004. Mid-State Homes and Walter Mortgage Company are servicers under the Trust IX Variable Funding Loan Facility and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trust IX Variable Funding Loan Facility, which includes the maintenance of a minimum net worth at Mid-State, if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition as they no longer would receive servicing fees. The Trust IX Variable Funding Loan Facility matured on February 2, 2004 and was subsequently extended to April 29, 2005.

        The Company believes that the Mid-State Trust IX Variable Funding Loan Facility, the Mid-State Trust XIV Variable Funding Loan Agreement or similar warehouse lines of credit, will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by the Homebuilding segment and Walter Mortgage Company.

        In December 2003, Mid-State Capital Corporation, a wholly-owned subsidiary of Mid-State Holdings Corporation, filed a shelf registration statement on Form S-3 totaling $1.2 billion for future permanent financings of instalment notes and mortgage loans. On July 15, 2004, Mid-State Capital Corporation completed its first trust offering of mortgage-backed notes under this shelf registration, Mid-State 2004-1, for $294 million. Proceeds from the offering were used to repay the Mid-State Trust IX Variable Funding Loan Facility in full and provided approximately $86.4 million of additional funds, including $50.0 million to fund additional instalment notes receivable and $36.4 million for general corporate purposes.

        It is anticipated that Mid-State will continue to use the Trust IX Variable Funding Loan Facility, Mid-State Trust XIV Variable Funding Loan Agreement or similar warehouse lines of credit, to finance the purchase of additional instalment notes and mortgage loans generated from the future sales of homes as well as the origination and purchase of seasoned loans by Walter Mortgage Company. The Company also expects to utilize all or a significant portion of the remaining $906 million under its shelf registration to provide long-term financing of its originated mortgage assets.

Statement of Cash Flows

        Cash was approximately $46.9 million and $60.0 million at December 31, 2004 and December 31, 2003, respectively. The decrease in cash is primarily the result of expenditures for the purchase of treasury stock ($95.3 million) and purchases of property, plant and equipment, net of retirements ($42.8 million) which exceeded cash flows provided by operating activities ($103.4 million) and cash flows provided by other financing and investing activities.

        Cash flows provided by operating activities for the year ended December 31, 2004, were $103.4 million compared with $105.1 million for the year ended December 31, 2003. The increase in cash flows provided by continuing operations was principally due to increased income partially offset by an increase in net working capital. Cash flows provided by discontinued operations decreased by $17.3 million from the prior year. For the year ended December 31, 2004, the Company paid approximately $3.6 million of selling expenses related to the disposition of AIMCOR and JW Aluminum.

        Capital expenditures, net of retirements, totaled $42.8 million in the year ended December 31, 2004 related principally to longwall and natural gas well equipment at Natural Resources and molding equipment at Industrial Products. Commitments for capital expenditures at December 31, 2004 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2005 will approximate $124 million. Actual expenditures in 2005 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        For the year ended December 31, 2004, the Company paid approximately $14.8 million of interest on corporate debt. For the year ending December 31, 2005, the Company estimates total cash interest payments related to corporate debt will be approximately $11.8.

        On January 31, 2005, the Board of Directors declared a $0.04 per share dividend payable on March 17, 2005 to shareholders of record on February 18, 2005.

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

        During the fourth quarter of 2004, the Company entered into a letter of intent to lease certain longwall mining equipment for a five year period commencing during the latter half of 2005. Annual lease payments are expected to be $5.4 million. The lease agreement is expected to be completed during the first quarter of 2005.

        The following tables summarize the Company's contractual obligations and commercial commitments as of December 31, 2004. The unconditional purchase obligations primarily represent commitments to purchase raw materials as well as certain property, plant and equipment.

        Contractual obligations:

		Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
	(in Thousands)
Mortgage-backed/asset-backed debt(1)	$1,763,827	$255,506	$213,069	$207,606	$202,142	$196,679	$688,825
Convertible Senior Subordinated Notes	175,000	—	—	—	—	—	175,000
Operating leases	41,044	10,347	8,056	6,687	5,868	4,352	5,734
Unconditional purchase obligations	47,403	28,437	16,710	2,256	—	—	—

Total contractual cash obligations	$2,027,274	294,290	237,835	216,549	208,010	201,031	$869,559

Other long-term liabilities(2)		36,904	37,576	40,268	40,010	41,324

Total cash obligations		$331,194	$275,411	$256,817	$248,020	$242,355

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

        Other commercial commitments:

		Amounts of Commitment Expiration per Year
	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
	(in Thousands)
Trust IX Variable Funding Loan Facility(1)	$363,026	$363,026	$—	$—	$—
Trust XIV Variable Funding Loan Facility	200,000	200,000	—	—	—
Revolving Credit Facility(2)	245,000	—	—	245,000	—

Total commercial commitments	$808,026	$563,026	$—	$245,000	$—

(1)
Reflects renewal of facility subsequent to year end to April 29, 2005.

(2)
Includes a sub-facility for standby and commercial letters of credit in the amount of $100,000 of which $66,300 was utilized at December 31, 2004.

MARKET RISK

        The Company is exposed to certain market risks inherent in the Company's operations. These risks generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to (i) interest rate risk and (ii) commodity risks.

Interest rate risk

        The Company's primary interest rate risk exposures relate to (i) restricted short-term investments, (ii) interest rate risk on the instalment notes receivable portfolio, (iii) pre-payments on the instalment notes receivable portfolio, (iv) interest rate risk on short and long-term borrowings and (v) interest rate risk on pension and other post employment benefit obligations. The Company has periodically used derivative financial instruments to manage interest rate risk. At December 31, 2004, there were no such instruments outstanding.

        On January 31, 2005, the Company entered into two identical $50 million hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities (see Note 24 to the Consolidated Financial Statements).

        Restricted short-term investments of $99.9 million at December 31, 2004 are invested primarily in commercial paper maintaining a weighted average interest rate of 2.23% as of December 31, 2004. A one hundred basis point decrease in the interest rate on these investments would result in a reduction of annual pre-tax interest income of approximately $1.0 million.

        The Company's fixed-rate gross instalment notes receivables were $1.728 billion and fixed-rate mortgage-backed/asset-backed notes were $1.727 billion as of December 31, 2004. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

        The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

        The Trust IX Variable Funding Loan Facility does have a variable rate of interest that makes it subject to interest rate risk. The outstanding balance of the Facility at December 31, 2004 was $37.0 million at an interest rate of 2.66%. A one hundred basis point increase in this rate would result in a $0.4 million increase in annual pre-tax interest expense.

        The Company's exposure to long-term interest rate risk has been reduced as a result of the issuance of fixed-rate convertible senior subordinated notes and the payoff of the variable-rate Term Loan during April 2004.

        The Company has other senior debt that is used to finance working capital, capital expenditures and for general corporate purposes. As of December 31, 2004, there were no amounts outstanding under the 2003 Credit Facility. The Company is exposed to interest rate risk on its Credit Facility as a result of the variable rate feature of the debt.

        The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. In addition, the Company has liabilities for workers compensation and Black Lung. Estimated liabilities for such benefits are actuarially determined utilizing certain assumptions, including a discount rates. The estimated impacts of changes in interest rates on these amounts is shown in the "Critical Accounting Policies" section.

Commodity risks

        In the ordinary course of business, the Company is also exposed to commodity price risks primarily related to the acquisition of raw materials. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for lumber and other building materials, natural gas and scrap metal and steel.

        The Company is exposed to commodity price risk on sales and purchases of natural gas. On an annual basis, the Company's sales of natural gas, net of purchases, approximates seven million mmbtu's. At December 31, 2004, the sales price of natural gas was approximately $6.35 per mmbtu. A 10%

decrease in the price per MCF could result in an estimated reduction in pre-tax income of approximately $4.4 million on an annual basis.

        The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. Such derivative instruments are held for other than trading. During 2004 and 2003, the Company hedged approximately 28% and 24%, respectively of its natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As a result of decreases in natural gas prices during 2004 and increases in 2003, these swap contracts resulted in cash inflows of $1.5 million in 2004 and cash outflows of $5.6 million in 2003, impacting net sales and revenues.

        As of December 31, 2004, swap contracts to hedge anticipated sales in 2005 of natural gas totaling 900,000 mmbtu were outstanding at an average price of $7.43 per mmbtu. At December 31, 2004, the net gain from this hedge, which was $0.7 million, was recorded in other liabilities and accumulated comprehensive income (loss).

        The Company also annually purchases approximately 610,000 tons of scrap iron and steel used in the production of ductile iron pipe products. A 10% increase in the cost of this scrap iron and steel would cause an increase in cost of sales of approximately $13.4 million.

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 is effective for the first interim or annual period ending after June 15, 2004. The Company has determined that it sponsors health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for 2004 is $0.7 million, recorded as a reduction to postretirement benefits expense.

        In September 2004, the Emerging Issues Task Force ("EITF") of the FASB adopted EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which requires that the dilutive effect of contingently convertible instruments be included in diluted earnings per share using "if converted" method, effective December 15, 2004. The Company was required to recalculate and restate diluted earnings per share to include the dilutive effect of common stock issuable associated with the Company's $175 million contingent convertible senior subordinated notes. Restatement for the three and six months ended June 30, 2004 and for the three and nine months ended September 30, 2004 resulted in diluted earnings per share of $0.20, $0.09, $0.42 and $0.54, respectively. This compares to originally reported diluted earnings per share of $0.21, $0.09, $0.50 and $0.57, respectively.

        In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that such items be recorded to expense as incurred. The Company believes that the effects of this statement will not be material.

        In December 2004, the FASB released revised FASB Statement No. 123(R) (FAS 123R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123R is effective for all interim periods beginning after June 15, 2005, and, thus, will be adopted by the Company beginning with the third quarter of 2005. The Company expects to adopt the modified prospective application, which excludes restatement of prior periods in the year of adoption. The expected results of the adoption of FAS 123R on the 2005 financial statements is estimated at $0.9 million, net of tax. See Note 3 for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous FAS 123, Accounting for Stock-Based Compensation.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers' demand for the Company's products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company's mining operations, changes in customer orders, pricing actions by the Company's competitors, the collection of approximately $14 million of receivables associated with a working capital adjustment arising from the sale of a subsidiary in 2003, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Risks associated with forward-looking statements are more fully described in the Company's filings with the Securities and Exchange Commission. The Company assumes no duty to update its outlook statements as of any future date.

Unaudited Interim Financial Information:
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2004
	March 31	June 30		September 30		December 31
Net sales and revenues	$326,036		$379,868		$388,324		$367,494
Gross profit	39,691		63,965		74,415		85,356
Net income (loss)	(4,602)		8,263		19,073		27,183
Diluted income (loss) per share:(1)(2)	$(.11)	$	..20	$	..42	$	..59
	Quarter ended
Fiscal Year 2003
	March 31	June 30	September 30	December 31
Net sales and revenues	$307,175	$354,535	$343,995	$319,756
Gross profit	47,161	46,925	40,361	28,018
Income (loss) from continuing operations	5,687	16,956	(28)	(19,296)
Income from discontinued operations	5,597	3,632	4,034	5,454
Gain (loss) on sale of discontinued operations	—	(47,700)	(13,263)	9,546
Cumulative effect of change in accounting principle	376	—	—	—
Net income (loss)	$11,660	$(27,112)	$(9,257)	$(4,296)
Diluted income (loss) per share:(1)
Income (loss) from continuing operations	$.13	$.39	$—	$(.46)
Income from discontinued operations	.12	.08	.09	.13
Gain (loss) on sale of discontinued operations	—	(1.08)	(.31)	.23
Cumulative effect of change in accounting principle	.01	—	—	—

Net income (loss)	$.26	$(0.61)	$(.22)	$(.10)

(1)
The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to treasury stock repurchases and due to rounding differences.

(2)
Dilutive earnings per share, beginning in the second quarter, includes the dilutive effect of the Company's contingent convertible senior subordinated notes, issued April 2004, in accordance with EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934 ("Exchange Act") was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

        Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control—Integrated Framework", our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the Proxy Statement (the "2005 Proxy Statement") included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended. Certain information with respect to executive officers is included in Part I, Item 4.

Code of Conduct

        The Board has adopted a Code of Conduct Policy and Compliance Program ("Code of Conduct") which is applicable to all employees, directors and officers of the Company. The code of Conduct is posted on the Company's website at www.walterind.com and is available in print to stockholders who request a copy. The Company has made available an Ethics Hotline, where employees can anonymously report a violation of the Code of Conduct.

Item 11. Executive Compensation

        Incorporated by reference to the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference to the 2005 Proxy Statement.

Item 14. Principle Accounting Fees and Services

        Incorporated by reference to the 2005 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1) Financial Statements and Schedules—See Index to Financial Statements on page F-1.

  (2)
  Schedule II—Valuation and Qualifying Accounts.

  (3)
  Exhibits—See Item 15(b) below.

  (b)
  Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on October 21, 2004 with respect to the press release issued on October 21, 2004 announcing that its Board of Directors have increased its quarterly dividend to 4 cents per common share, payable December 10, 2004 to shareholders of record on November 12, 2004.

    The Company filed a Current Report on Form 8-K on October 27, 2004 with respect to the press release issued on October 26, 2004 providing updated full year and fourth quarter earnings guidance.

    The Company filed a Current Report on Form 8-K on October 27, 2004 with respect to the press release issued on October 26, 2004 announcing the third quarter 2004 earnings.

    The Company filed a Current Report on Form 8-K on October 29, 2004 announcing the Sixth Amendment of its Credit Agreement dated April 13, 2003 effective October 28, 2004, and also with respect to the press release issued on October 29, 2004 announcing the purchase of approximately 2 million shares of the Company's common stock from certain affiliates of KKR in a private transaction occurring concurrently with a public offering made by KKR of approximately 8 million shares of the Company's common stock.

    The Company filed a Current Report on Form 8-K on November 1, 2004 announcing that the Company entered into an underwriting agreement dated October 28, 2004 relating to the offer and sale by certain affiliates of KKR of 8 million shares of the Company's common stock.

    The Company filed a Current Report on Form 8-K on November 23, 2004 announcing that the Company entered into an amended and restated Trust IX Variable Funding Loan Agreement on November 19, 2004 renewable on January 31, 2005.

    The Company filed a Current Report on Form 8-K on December 17, 2004 with respect to the press release issued on December 16, 2004 announcing that its Board of Directors approved up to $135 million for a capital investment program to significantly increase coal production capacity at JWR's Mine No. 7 and that JWR has negotiated several international metallurgical coal contracts for prices in excess of $100 per short ton.

  (c)
  Exhibits—See Index to Exhibits on pages E1—E-3.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INDUSTRIES, INC.
March 16, 2005
/s/ WILLIAM F. OHRT William F. Ohrt, Executive Vice President and Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2005	/s/ DON DEFOSSET Don DeFosset, Chairman, President and Chief Executive Officer
March 16, 2005	/s/ DONALD N. BOYCE* Donald N. Boyce, Director*
March 16, 2005	/s/ SIMON E. BROWN* Simon E. Brown, Director*
March 16, 2005	/s/ HOWARD L. CLARK* Howard L. Clark, Jr., Director*
March 16, 2005	/s/ PERRY GOLKIN* Perry Golkin, Director*
March 16, 2005	/s/ JERRY, W. KOLB* Jerry W. Kolb, Director*
March 16, 2005	/s/ BERNARD G. RETHORE* Bernard G. Rethore, Director*
March 16, 2005	/s/ NEIL A. SPRINGER* Neil A. Springer, Director*
March 16, 2005	/s/ MICHAEL T. TOKARZ* Michael T. Tokarz, Director*
March 16, 2005	/s/ WILLIAM F. OHRT William F. Ohrt, Executive Vice President and Principal Financial Officer
March 16, 2005	/s/ CHARLES E. CAUTHEN Charles E. Cauthen, Senior Vice President, Controller and Principal Accounting Officer
*By:	/s/ CHARLES E. CAUTHEN Charles E. Cauthen Attorney-in-Fact

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Walter Industries, Inc.

        We have completed an integrated audit of Walter Industries Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on audits, are presented below.

Consolidated financial statements

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal controls and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Tampa, Florida
March 15, 2005

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$46,924	$59,982
Short-term investments, restricted	99,905	100,315
Instalment notes receivable, net of allowance of $11,200 and $10,907, respectively	1,717,205	1,749,162
Receivables, net	170,219	155,497
Income tax receivable	14,977	17,271
Inventories	233,547	224,525
Prepaid expenses	19,590	6,528
Property, plant and equipment, net	331,959	352,529
Investments	6,165	6,326
Deferred income taxes	47,943	47,498
Unamortized debt expense	36,726	35,810
Other long-term assets, net	46,340	36,124
Goodwill and other intangibles, net	144,986	149,962

	$2,916,486	$2,941,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$90,217	$99,889
Accrued expenses	125,681	109,136
Debt:
Mortgage-backed/asset-backed notes	1,763,827	1,829,898
Senior debt	—	113,754
Convertible senior subordinated notes	175,000	—
Accrued interest	16,813	17,119
Accumulated postretirement benefits obligation	282,599	292,300
Other long-term liabilities	203,122	202,823

Total liabilities	2,657,259	2,664,919

Commitments and Contingencies (Note 17)
Stockholders' equity:
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—57,953,136 and 55,692,942 shares	580	557
Capital in excess of par value	1,178,121	1,150,442
Accumulated deficit	(609,048)	(658,965)
Treasury stock—20,771,902 and 13,813,313 shares, at cost	(259,317)	(164,018)
Accumulated other comprehensive loss	(51,109)	(51,406)

Total stockholders' equity	259,227	276,610

	$2,916,486	$2,941,529

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2004	2003	2002
Net sales and revenues:
Net sales	$1,224,274	$1,084,426	$1,096,737
Interest income on instalment notes	220,041	220,401	220,499
Miscellaneous	17,407	20,634	21,888

	1,461,722	1,325,461	1,339,124

Cost and expenses:
Cost of sales (exclusive of depreciation)	960,847	921,961	862,417
Depreciation	60,220	53,376	51,418
Selling, general and administrative	207,451	178,340	167,173
Provision for losses on instalment notes	12,402	15,660	12,400
Postretirement benefits	8,140	8,080	15,684
Interest expense—mortgage-backed/asset-backed notes	127,273	129,344	135,073
Interest expense—corporate debt	18,687	22,572	18,126
Amortization of other intangibles	4,976	6,132	7,225
Provision for estimated hurricane losses	3,983	—	—
Restructuring and impairment charges	591	16,792	—

	1,404,570	1,352,257	1,269,516

Income (loss) from continuing operations before income tax expense	57,152	(26,796)	69,608
Income tax (expense) benefit	(7,235)	30,115	(17,330)

Income from continuing operations	49,917	3,319	52,278
Discontinued operations, net of income taxes (2003 includes a net loss from sales of discontinued operations of $51.4 million, net of income taxes)	—	(32,700)	21,147
Cumulative effect of change in accounting principle (net of income tax expense (benefit) of $123 in 2003 and ($75,053) in 2002)	—	376	(125,947)

Net income (loss)	$49,917	$(29,005)	$(52,522)

Basic income (loss) per share:
Income from continuing operations	$1.29	$.08	$1.18
Discontinued operations	—	(.76)	.48
Cumulative effect of change in accounting principle	—	.01	(2.85)

Net income (loss)	$1.29	$(.67)	$(1.19)

Diluted income (loss) per share:
Income from continuing operations	$1.14	$.08	$1.17
Discontinued operations	—	(.76)	.47
Cumulative effect of change in accounting principle	—	.01	(2.81)

Net income (loss)	$1.14	$(.67)	$(1.17)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(in thousands)

	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital in Excess	Treasury Stock
Balance at December 31, 2001	$440,651		$(577,438)	$(5,102)	$554	$1,157,202	$(134,565)
Comprehensive loss:
Net loss	(52,522)	$(52,522)	(52,522)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	20	20		20
Increase in additional pension liability	(43,718)	(43,718)		(43,718)
Net unrealized loss on hedge	(958)	(958)		(958)

Comprehensive loss		$(97,178)

Stock issued upon exercise of stock options	2,722				2	2,720
Purchases of treasury stock	(1,887)						(1,887)
Dividends paid, $.12 per share	(5,314)					(5,314)

Balance at December 31, 2002	338,994		(629,960)	(49,758)	556	1,154,608	(136,452)
Comprehensive loss:
Net loss	(29,005)	$(29,005)	(29,005)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,151	1,151		1,151
Increase in additional pension liability	(3,845)	(3,845)		(3,845)
Net unrealized gain on hedge	1,046	1,046		1,046

Comprehensive loss		$(30,653)

Stock issued upon exercise of stock options	975				1	974
Purchases of treasury stock	(27,566)						(27,566)
Dividends paid, $.12 per share	(5,140)					(5,140)

Balance at December 31, 2003	276,610		(658,965)	(51,406)	557	1,150,442	(164,018)
Comprehensive income:
Net income	49,917	$49,917	49,917
Other comprehensive income (loss), net of tax:
Increase in additional pension liability	(405)	(405)		(405)
Net unrealized gain on hedge	702	702		702

Comprehensive income		$50,214

Stock issued upon exercise of stock options	26,580				23	26,557
Tax benefit from the exercise of stock options	5,363					5,363
Purchases of treasury stock	(95,299)						(95,299)
Dividends paid, $.13 per share	(4,939)					(4,939)
Stock-based compensation	698					698

Balance at December 31, 2004	$259,227		$(609,048)	$(51,109)	$580	$1,178,121	$(259,317)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Income from continuing operations	$49,917	$3,319	$52,278
Adjustments to reconcile income to net cash provided by continuing operations:
Provision for losses on instalment notes receivable	12,402	15,660	12,400
Depreciation	60,220	53,376	51,418
Provision for deferred income taxes	465	2,820	10,512
Tax benefit on the exercise of employee stock options	5,363	—	—
Accumulated postretirement benefits obligation	(9,701)	(9,892)	224
Provision for other long-term liabilities	1,595	1,827	7,066
Amortization of other intangibles	4,976	6,132	7,225
Amortization of debt expense	8,554	8,553	4,758
Loss on sale of assets	1,294	—	—
Restructuring and impairment charges(a)	—	14,646	—
Stock-based compensation expense	698	—	—
Decrease (increase) in assets:
Receivables	(16,588)	20,714	(18,102)
Income taxes receivable	1,384	(7,495)	(16,946)
Inventories	(12,082)	(29,249)	(635)
Prepaid expenses	(13,062)	1,117	(1,459)
Increase (decrease) in liabilities:
Accounts payable	(8,453)	5,159	17,146
Accrued expenses(a)	20,322	6,245	(25,764)
Accrued interest	(306)	(1,533)	(3,860)

Cash flows provided by continuing operations	106,998	91,399	96,261
Cash flows (used in) provided by discontinued operations	(3,611)	13,663	36,003

Cash flows provided by operating activities	103,387	105,062	132,264

INVESTING ACTIVITIES
Notes originated from sales and resales of homes and purchases of loan portfolios	(455,242)	(505,661)	(455,904)
Cash collections on accounts and payouts in advance of maturity	474,797	452,594	418,330
Decrease (increase) in short-term investments, restricted	410	(2,429)	28,865
Purchases of available-for-sale securities	(20,000)	—	—
Sales of available-for-sale securities	20,000	—	—
Additions to property, plant and equipment, net of retirements	(42,805)	(49,277)	(59,566)
(Increase) decrease in investments and other assets, net	(11,652)	2,764	6,060
Disposal of assets held for sale	—	10,425	162
Additions to property, plant and equipment of discontinued operations	—	(21,907)	(10,599)
Proceeds from sale of subsidiaries, net of cash disposed	6,000	242,286	—

Cash flows (used in) provided by investing activities	(28,492)	128,795	(72,652)

FINANCING ACTIVITIES
Issuance of debt	720,218	1,209,331	693,714
Retirement of debt	(726,483)	(1,351,887)	(750,736)
Additions to unamortized debt expense	(8,030)	(7,822)	(93)
Purchases of treasury stock	(95,299)	(27,566)	(1,887)
Dividends paid	(4,939)	(5,140)	(5,314)
Exercise of employee stock options	26,580	975	2,722

Cash flows used in financing activities	(87,953)	(182,109)	(61,594)

Net (decrease) increase in cash and cash equivalents	(13,058)	51,748	(1,982)
Cash and cash equivalents at beginning of period	59,982	8,234	10,216

Cash and cash equivalents at end of period	$46,924	$59,982	$8,234

SUPPLEMENTAL DISCLOSURES:
Interest paid	$137,646	$144,110	$145,872
Income taxes (refunded) paid, net	(466)	(19,422)	22,649

(a)
The Company recorded restructuring and impairment charges of $591 and $16,792 for the years ended December 31, 2004 and 2003, respectively. A portion of these charges, consisting of write offs of assets and the increase in postretirement benefits costs associated with the early shutdown of Mine No. 5, were non-cash and are reconciled below:

	December 31, 2004	December 31, 2003
Accrued expenses	$591	$2,146
Non-cash	—	14,646

Total restructuring and impairment charges	$591	$16,792

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

        Walter Industries, Inc. ("the Company") is a diversified company which operates in five reportable segments: Homebuilding, Financing, Industrial Products, Natural Resources, and Other (See Note 19). Through these operating segments, the Company offers a diversified line of products and services including home construction and financing, ductile iron pressure pipe and related products, coal, methane gas, furnace and foundry coke, chemicals and slag fiber.

NOTE 2—Discontinued Operations

        In December 2003, the Company sold Applied Industrial Materials Corporation ("AIMCOR"), previously a wholly-owned subsidiary of the Company to Oxbow Carbon and Minerals LLC ("Oxbow") for $127.7 million, subject to certain post-closing adjustments. This resulted in a loss on the sale of approximately $71.5 million, net of $27.6 million of income taxes. AIMCOR marketed and distributed petroleum coke and performed related refinery outsourcing services and supplied ferroalloys and other steel and foundry products.

        The components of the loss on disposal of AIMCOR were recorded as follows (in thousands):

For the year ended December 31, 2003
Impairment of goodwill	$56,944
Write-down of property, plant and equipment	36,197
Selling expenses	5,962

Loss before income tax benefit	99,103
Income tax benefit	(27,586)

Loss on disposal	$71,517

        Per the sales agreement for the divestiture of AIMCOR, the final sales price is subject to certain post-closing cash and net working capital adjustments. These adjustments are defined in the sales agreement and are subject to resolution and arbitration processes provided for in the agreement. Receivables at December 31, 2004 and December 31, 2003 included approximately $14.5 million and $16.2 million, respectively, for estimated net cash and working capital adjustments due to the Company. The ultimate recovery of this receivable is subject to the resolution and arbitration processes described above. Management believes it has a valid basis for its claims and intends to vigorously pursue recovery through these processes (See Note 17).

        Based on the Company's history of taxable earnings and expectations for future earnings, it is more likely than not that the Company will achieve sufficient future taxable income to recognize all of the tax benefits associated with the tax loss from the disposition of AIMCOR.

        The Company also completed the sale of JW Aluminum Company ("JW Aluminum"), previously a wholly-owned subsidiary of the Company to Wellspring Capital Management LLC for $125.0 million in December 2003, resulting in a gain on the sale of approximately $20.1 million, net of $15.5 million of income taxes. JW Aluminum manufactured specialty flat-rolled aluminum products, including "fin stock," used by the heating and cooling industry.

        As a result of the above sales, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of AIMCOR and JW Aluminum have been classified as discontinued operations in the accompanying statements of operations.

        Net sales and revenues and income (loss) from discontinued operations for the years ended December 31, 2003 and 2002 were as follows (in thousands):

	AIMCOR		JW Aluminum		Total
	2003	2002	2003	2002	2003	2002
Net sales and revenues	$398,522	$403,071	$209,865	$202,079	$608,387	$605,150
Income from discontinued operations before tax	10,543	16,064	17,560	16,051	28,103	32,115
Income tax expense	(2,898)	(5,783)	(6,488)	(5,185)	(9,386)	(10,968)

Income from discontinued operations	7,645	10,281	11,072	10,866	18,717	21,147

Gain (loss) on disposal of discontinued operations before tax	(99,103)	—	35,627	—	(63,476)	—
Income tax (expense) benefit	27,586	—	(15,527)	—	12,059	—

Gain (loss) on disposal of discontinued operations	(71,517)	—	20,100	—	(51,417)	—

Discontinued operations	$(63,872)	$10,281	$31,172	$10,866	$(32,700)	$21,147

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

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, investments, instalment notes receivable, and trade and other receivables.

        The Company maintains cash and cash equivalents in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade and other receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2004, 31%, 15%, 9%, and 7%, (December 31, 2003, 29%, 14%, 9%, and 8%) are secured by homes located in the states of Texas, Mississippi, Alabama and Florida, respectively. The Company believes the potential for incurring material losses related to the concentration of these credit risks is remote. Derivatives are entered into only with counterparties that management considers to be highly credit-worthy.

Revenue Recognition

        The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission's Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

        Homebuilding—The Company's operations involve three principal types of homebuilding transactions:

  a.
  Selling a home constructed for consumers on real estate owned by the consumer ("On Your Lot Sales");

  b.
  Selling modular homes constructed in a factory principally to distributors for re-sale to consumers ("Modular Sales");

  c.
  Selling a home constructed for consumers on real estate owned by the consumer but encumbered by a previous borrowing ("Real Estate Sales").

        Sales for cash at closing occasionally occur for each of the above categories. However, except for Modular Sales, most involve some form of seller financing.

        On Your Lot Sales constitute the majority of the sales in the homebuilding business (approximately 83% of new units sold in 2004). Since the real estate (land) is already owned by the customer and is not financed by the Company, these transactions represent sales of personal property financed by instalment sales contracts ("Notes"). Revenue from the construction and sale of a home is recognized upon completion of construction and legal transfer of ownership to the customer.

        Modular Sales are the second largest component of homebuilding sales (approximately 16% of new units sold in 2004). These sales are generally made principally to distributors for resale to consumers and do not involve sales of real estate. Sales are made under various customary industrial credit terms, with receivables due within 10 to 90 days following delivery. Revenue is recognized when legal ownership has transferred and upon delivery to the distributor or to a customer site.

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

        Instalment notes receivable are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate in accordance with Accounting Principles Board Opinion ("APB") No. 21, "Interest on Receivables and Payables," ("APB 21") by JWH. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH's customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determing the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing Segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note payoffs received in advance of scheduled maturity (prepayments) cause interest income to increase due to the recognition of remaining unamortized discounts arising from the application of APB 21 at the note's inception.

        The interest income on instalment notes generated by both MSH and WMC is recognized using the interest method. The legal instruments used in each company allow for different amounts to be charged to the customer for late fees and ultimately recognized as revenue. JWH offers instalment notes, which state the maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. WMC offers mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes. Both MSH and WMC have the ability to levy costs to protect their collateral position upon default, such as attorney fees and late charges, as allowed by state law.

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

        The Financing segment sells homes and related real estate repossessed or foreclosed on by the Company from customers in default of their loans or notes to the Company ("Repo Sales"). Repo Sales involve the sale, and in most circumstances the financing of both a home and related real estate. Revenues from Repo Sales are recognized in accordance with SFAS 66 by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment per SFAS 66 frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the instalment method until the buyer's investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

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

Insurance Claims

        Accruals for property-liability claims and claims expense are the estimated amounts necessary to settle both reported and unreported claims of insured property-liability losses, based upon the facts in each case and the Company's experience with similar cases. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated, using the most current information available.

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

Available-for-Sale Securities

        The Company occasionally invests some of its available cash in auction rate securities on which the interest rates are reset in periods of less than 90 days. These auction rate securities derive their value from underlying securities having maturities in excess of 90 days. The Company normally invests in these securities for a period of less than 60 days at which time the interest rates are reset. At the time the interest rate is reset, the auction rate security is sold and the Company either purchases the same or a similar type of auction rate security for another short period or sells the security. The Company classifies these auction rate securities as available for sale investments. Since the Company did not own any of these securities at either December 31, 2003 or 2004 no such investments are included on the consolidated balance sheets. The Company did, however, invest in auction rate securities during 2004. The Company also reflects the gross purchases and sales of these securities as investing activities in its Consolidated Statement of Cash Flows.

Inventories

        Inventories are valued at the lower of cost or market using either the first-in, first-out ("FIFO") or average cost method of accounting.

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. See Note 4, "Restructuring, Impairment and Other Charges."

Investments

        The Company consolidates all majority owned and controlled subsidiaries, applies the equity method of accounting for investments of between 20% and 50%, and accounts for investments below the 20% level under the cost method.

Goodwill and Other Intangible Assets

        Goodwill and intangible assets that have an indefinite life are reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment. Intangible assets that have a definite life are amortized over their useful lives. Definitive-lived intangible assets consist primarily of premiums on the Trust II instalment note receivable portfolio and certain mineral and timber rights. Premiums are amortized to expense over the life of the notes based on collections of the outstanding balances. Mineral and timber rights are amortized to expense over the estimated lives of the mineral and timber production and related sales.

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

        Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are amortized over the estimated useful life of the system or software, beginning when site installations or module development is complete and ready for its intended use, which generally is 3 to 5 years.

        The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003 related to plant closure and reclaimation efforts for its Industrial Products and Natural Resources segments. Under SFAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. The adoption of SFAS 143 was recorded in the first quarter of 2003 and resulted in an increase to net property, plant and equipment of approximately $0.9 million, a net increase to the asset retirement obligation of approximately $0.4 million, and as a cumulative effect of a change in accounting principle, a pretax increase in income of approximately $0.5 million ($0.4 million, net of taxes).

Workers' Compensation and Pneumoconiosis ("Black Lung")

        The Company is self-insured for workers' compensation benefits for work related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data of the division or combined insurance industry data when historical data is limited. Workers' compensation liabilities were as follows (in thousands):

	December 31,
	2004	2003
Undiscounted aggregated estimated claims to be paid	$56,289	$58,957
Workers compensation liability recorded on a discounted basis	$46,915	$46,052

        The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. The weighted average rate used for discounting the liability at December 31, 2004 was 4.9%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.3 million.

        The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The actuarially determined present value of the obligation using a discount factor of 6.0% and 6.35% for 2004 and 2003, respectively, recorded by the Company was $6.8 million and $6.9 million as of December 31, 2004 and 2003, respectively, and was recorded in other long-term liabilities. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.9 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.1 million.

Environmental Expenditures

        The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. For the years ended December 31, 2004, 2003 and 2002, environmental expenses were approximately $14.6 million, $10.8 million and $7.0 million, respectively. See Note 17 for additional discussion of environmental matters.

Stock-Based Compensation Plans

        The Company has three stock-based employee compensation plans, which are described more fully in Note 16. The Company uses the intrinsic value method prescribed in APB 25 and related interpretations in accounting for stock options. The Company's restricted stock units are accounted for as a fixed plan under APB 25. Accordingly, compensation costs are measured using the excess, if any, of the Company's stock price at the grant dates in excess of the option or restricted stock unit price. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the years ended December 31,
	2004	2003	2002
Net income (loss), as reported	$49,917	$(29,005)	$(52,522)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	456	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,041)	(3,125)	(4,485)

Pro forma net income (loss)	$47,332	$(32,130)	$(57,007)

Net income (loss) per share:
Basic—as reported	$1.29	$(0.67)	$(1.19)
Basic—pro forma	1.23	(0.75)	(1.29)
Diluted—as reported	1.14	(0.67)	(1.17)
Diluted—pro forma	1.09	(0.74)	(1.27)

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Assumptions used for the following periods were:

	For the years ended December 31,
	2004	2003	2002
Risk free interest rate	4.99%	3.90%	4.70%
Dividend yield	1.00%	1.00%	1.00%
Expected life (years)	6.9	8.0	7.5
Volatility	39.83%	40.17%	40.55%

Income (Loss) per Share

        The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares include the dilutive effect of stock options, as well as the Company's convertible senior subordinated notes in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (see Note 15).

Reclassifications

        Certain reclassifications have been made to prior years' amounts to conform with the current period presentation.

NOTE 4—Restructuring, Impairment and Other Charges

        A summary of restructuring and impairment charges included the following (in thousands):

	For the years ended December 31,
	2004	2003
Restructuring charges:
Mine No. 5 shutdown	$470	$6,698
Shutdown of castings plant	383	1,238
Impairment of long-lived assets:
Shutdown of castings plant	(262)	4,700
Southern Precision goodwill	—	2,409
Former headquarters facility	—	1,747

Total restructuring and impairment charges	$591	$16,792

        In December 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. The mine was originally scheduled to close in 2006. However, given the poor operating conditions, management concluded that it was not economically advisable to access Mine No. 5's remaining coal reserves beyond 2004.

        On April 6, 2004, the Company announced that it would extend its coal production schedule for Mine No. 5 to mid-2005 due to favorable increases in metallurgical coal prices around the world. The Company previously estimated total costs of the shutdown at approximately $17.8 million, of which approximately $12.7 million would qualify as restructuring costs. As a result of the delay in the shutdown of the mine, total expected costs decreased to approximately $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. Due to the change in the timing of the mine shutdown and the related decrease in estimated restructuring costs, the Company remeasured the liability, which resulted in a $0.7 million reversal during the first quarter of 2004 of amounts previously charged to restructuring expense in 2003.

        In the fourth quarter of 2004, the Company decided to further extend its coal production schedule for Mine No. 5 to fourth quarter 2006 due to continued favorable in metallurgical coal pricing. The Company remeasured the liability at that time, which resulted in a $1.0 million reversal recorded during the fourth quarter of 2004 of amounts previously charged to restructuring expense earlier in 2004. Estimated expected costs associated with the shutdown and the amounts recorded to restructuring expenses are as follows (in thousands):

	Total Expected Costs	Restructuring & impairment charges expensed from inception to December 31, 2004	Restructuring & impairment charges expensed for the year ended December 31, 2004	Restructuring & impairment charges expensed for the year ended December 31, 2003
Termination benefits	$4,046	$1,311	$470	$841
Other employee-related costs	8,475	5,790	—	5,790
Other costs	2,001	67	—	67

Total	$14,522	$7,168	$470	$6,698

        Termination benefits consist primarily of one year's post-employment health benefits for United Mine Workers of America ("UMWA") employees and severance related to staff reductions of salaried personnel. Other employee-related costs include approximately $5.8 million expensed in 2003 related to an increase in benefit costs associated with the curtailment of the UMWA other post-retirement benefits plan and expected increases in other employee-related costs, such as workers compensation, that will be expensed when incurred. Other costs primarily represent incremental costs related to the closure of the mine that will be charged to operating costs when incurred.

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

	Total Costs	Restructuring & impairment charges expensed from inception to December 31, 2004	Restructuring & impairment charges expensed for the year ended December 31, 2004	Restructuring & impairment charges expensed for the year ended December 31, 2003
One-time termination benefits	$758	$758	$32	$726
Contract termination costs	76	76	(209)	285
Other associated costs	787	787	560	227
Write-off of property, plant and equipment and related parts and materials	4,438	4,438	(262)	4,700

Total	$6,059	$6,059	$121	$5,938

        Other associated costs principally include site clean-up costs that were expensed as restructuring charges when incurred. Adjustments were made in 2004 to reduce restructuring and impairment expense by $0.3 million related to unanticipated scrap material recoveries from demolition of the manufacturing facility and $0.2 million related to an unexpected early termination of a power contract.

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

        Activity in accrued restructuring was as follows (in thousands):

	For the years ended December 31,
	2004	2003	2002
Beginning balance	$1,388	$1,225	$3,902
Restructuring expenses accrued	2,519	2,146	—
Restructuring payments	(653)	(1,983)	(2,677)
Reversal of prior accruals	(1,666)	—	—

Ending balance	$1,588	$1,388	$1,225

        In September 2001, an explosion and fire occurred at one of Jim Walter Resources' mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. For the year ended December 31, 2002, $25.4 million associated with this accident expected to be recovered from business interruption insurance was recorded as a reduction of cost of sales in the statement of operations. In addition, cost of sales included $12.7 million that had been incurred for re-entry costs. These re-entry costs were fully offset in cost of sales by amounts expected to be recovered through property and casualty insurance. Changes in estimated allowances for potential unrealizable amounts recoverable from insurance were also recorded to cost of sales in 2003 and 2002. Approximately $2.2 million of expected insurance proceeds was recorded as miscellaneous income, representing a gain on the reimbursement of fully depreciated equipment, the replacement cost of which was capitalized during the year ended December 31, 2002. As of January 2004, $54.8 million of insurance proceeds had been collected in full satisfaction of the Company's claims under its insurance policies.

        Activity in the Company's insurance receivable account and the related allowance for potential uncollectible insurance claims was (in thousands):

	For the years ended December 31,
	2004	2003	2002
Beginning balance	$1,616	$18,456	$13,760
Business interruption insurance claims	—	—	25,365
Property & casualty insurance claims	—	—	12,706
Cash collected	(1,616)	(16,840)	(33,375)

Ending balance	—	1,616	18,456

Beginning allowance	—	(1,858)	(5,581)
Allowance reduced	—	1,858	3,723

Ending allowance	—	—	(1,858)

Net receivable	$—	$1,616	$16,598

NOTE 5—Restricted Short-Term Investments

        Restricted short-term investments at December 31, 2004 and 2003 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by Mid-State Trusts IV, VI, VII, VIII, IX, X, XI and 2004-1 (the "Trusts") ($93.4 million and $94.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.5 million and $6.3 million, respectively).

NOTE 6—Instalment Notes Receivable and Mortgage Loans

        Instalment notes receivable arise from sales of detached, single-family homes to JWH customers. Mortgage loans are originated by Walter Mortgage Company by re-financing JWH customers, providing land and home financing for JWH customers, or the direct purchase of seasoned loans from other homebuilders and third parties. These receivables require periodic payments, over periods of 10 to

30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute an equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed-rate instalment notes ranging from 5.75% to 12.75% annual percentage rate, without points or closing costs. Origination costs are deferred and amortized over the average life of the note portfolio. The aggregate amount of instalment notes receivable having at least one payment 91 or more days delinquent was 2.46% and 3.02% of total instalment notes receivable at December 31, 2004 and 2003, respectively.

        The instalment notes receivable is summarized as follows (in thousands):

	December 31,
	2004	2003
Instalment notes receivable	$1,619,148	$1,684,602
Mortgage loans	109,257	75,467
Less: Allowance for losses	(11,200)	(10,907)

Net	$1,717,205	$1,749,162

        Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2004	2003
Balance at beginning of year	$10,907	$10,783
Provisions charged to income	12,402	15,660
Charge-offs, net of recoveries	(12,109)	(15,536)

Balance at end of year	$11,200	$10,907

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

        MSH has created a number of business trusts for the purpose of purchasing instalment notes and mortgages owned by MSH and/or Walter Mortgage Company with the net proceeds from the issuance of mortgage backed notes or asset-backed notes. MSH directly or indirectly owns all of the beneficial interests in these trusts. The assets of the trusts are not available to satisfy claims of general creditors of the Company and the liabilities for notes issued by the trusts are to be satisfied solely from the proceeds of the instalment notes owned by the trusts and are non-recourse to the Company.

NOTE 7—Receivables

        Receivables are summarized as follows (in thousands):

	December 31,
	2004	2003
Trade receivables	$134,959	$115,877
Other receivables	36,944	41,279
Less: Allowance for losses	(1,684)	(1,659)

Receivables, net	$170,219	$155,497

        Other receivables at December 31, 2004 include $7.5 million due from the agent handling the proceeds from the exercise of stock options, $8.9 million of coal excise tax refund claims and $14.5 million of estimated cash and net working capital adjustment claims related to the sale of AIMCOR. Other receivables at December 31, 2003 include $1.6 million of insurance claims, $8.9 million of coal excise tax refund claims and $16.2 million of estimated cash and net working capital adjustment claims related to the sale of AIMCOR.

NOTE 8—Inventories

        Inventories are summarized as follows (in thousands):

	December 31,
	2004	2003
Finished goods	$122,956	$116,075
Goods in process	37,597	31,071
Raw materials and supplies	44,095	49,854
Repossessed houses held for resale	28,899	27,525

Total inventories	$233,547	$224,525

NOTE 9—Property, Plant and Equipment

        Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2004	2003
Land and minerals	$75,784	$79,775
Land improvements	28,991	30,462
Buildings and leasehold improvements	103,507	109,569
Mine development costs	8,624	8,695
Machinery and equipment	606,877	625,780
Construction in progress	19,692	13,528

Total	843,475	867,809
Less: Accumulated depreciation	(511,516)	(515,280)

Net	$331,959	$352,529

NOTE 10—Goodwill and Other Intangible Assets

Goodwill

        The Company adopted SFAS No. 142 effective January 1, 2002. The fair value of each of the Company's reporting units was individually determined, using valuation models and expected future cash flow projections related to each reporting unit, which were then discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company's reporting units are similar, although not identical, to its reporting segments. This analysis indicated that the carrying value of the AIMCOR reporting units exceeded their fair value. The Company recorded an impairment loss of $125.9 million, net of income taxes of $75.1 million, during 2002 related to the goodwill of the AIMCOR reporting units which was accounted for as a cumulative effect of a change in accounting principle. This impairment resulted from a change in the profitability of the business since its acquisition due to increased competition and eroding industry margins.

Finite Lived Intangibles

        The Company identified and classified intangible assets with finite useful lives, which met recognition criteria under SFAS No. 141, "Business Combinations," as finite lived intangibles. These intangible assets have historically been amortized by the Company and will continue to be amortized over their useful lives.

        Finite lived intangible assets are principally associated with the instalment notes receivable portfolio and were $12.5 million and $17.5 million, net of accumulated amortization at December 31, 2004 and 2003, respectively. Finite lived intangible assets amortization expense was $5.0 million, $6.1 million and $7.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated remaining annual amortization expense is approximately $2.2 million for each year from 2005 to 2009.

Changes in Carrying Amount

        Goodwill and finite lived intangible assets are reviewed for impairment on an annual basis, or more frequently if significant events occur that indicate that an impairment could exist. The Company performed its annual impairment review as of January 1, 2005.

        During 2003, the Company ceased operations at Southern Precision and charged the remaining goodwill balance of $2.5 million to restructuring and impairment charges in the Statement of Operations.

        The changes in the carrying amount of goodwill and finite-lived intangibles by reportable segment for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Goodwill			Intangibles
	Homebuilding	Financing	Industrial Products	Financing & Other	Totals
Net balance as of January 1, 2003	$63,210	$10,895	$60,868	$23,578	$158,551
Impairment loss	—	—	(2,457)	—	(2,457)
Amortization	—	—	—	(6,132)	(6,132)

Net balance as of December 31, 2003	63,210	10,895	58,411	17,446	149,962
Amortization	—	—	—	(4,976)	(4,976)

Net balance as of December 31, 2004	$63,210	$10,895	$58,411	$12,470	$144,986

NOTE 11—Income Taxes

       Income tax expense (benefit) applicable to continuing operations consists of the following components (in thousands):

	For the years ended December 31,
	2004			2003			2002
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$6,283	$12,960	$19,243	$(31,422)	$(1,709)	$(33,131)	$6,362	$11,046	$17,408
State and local	487	(12,495)	(12,008)	4,895	(1,879)	3,016	457	(535)	(78)

Total	$6,770	$465	$7,235	$(26,527)	$(3,588)	$(30,115)	$6,819	$10,511	$17,330

        The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows:

	For the years ended December 31,
	2004	2003	2002
Statutory tax rate	35.0%	(35.0)%	35.0%
Effect of:
State and local income tax	0.7	2.5	0.4
Amortization of goodwill	—	3.2	—
Nonconventional fuel credit	—	—	(2.2)
Foreign sales benefit	(0.6)	(1.3)	—
Depletion	(12.4)	(8.2)	(4.5)
Capital loss on sale of subsidiary	—	—	(3.7)
Federal tax accrual reversal	—	(74.0)	—
Change in valuation allowances	(13.8)	—	—
Change in other, net	3.8	0.1	(2.4)

Effective tax rate	12.7%	(112.7)%	22.6%

        The change in valuation allowances consists of a $12.6 million reduction in valuation allowances for state tax benefits of Jim Walter Resources and Sloss previously reserved, partially offset by $4.7 million of state income tax benefits at US Pipe and Homebuilding for which the Company believes it is more likely than not that the deferred tax asset will not be realized.

        Deferred tax liabilities (assets) related to the following (in thousands):

	December 31,
	2004	2003
Allowance for losses	$(4,013)	$(4,526)
Inventories	(1,168)	(4,140)
Interest income on instalment notes	112,880	113,265
Instalment sales method for instalment notes receivable in prior years	520	2,325
Depreciation and amortization	70,281	58,761
Net operating loss/capital loss/credit carryforwards	(69,678)	(48,008)
Accrued expenses	(45,802)	(56,725)
Postretirement benefits other than pensions	(104,855)	(107,719)
Pensions	(17,057)	(23,100)

	(58,892)	(69,867)
Valuation allowance	10,949	22,369

Total deferred tax liabilities (assets) of continuing operations	$(47,943)	$(47,498)

        The Company has Federal net operating loss carryforwards of approximately $129 million which expire in 2023. If certain changes in ownership occur, utilization of the net carryforwards may be limited. Various operating subsidiaries have net operating loss carryforwards in various state jurisdictions which begin expiring in 2005.

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

        Due to a 2002 tax law change in the consolidated return loss disallowance rules which favorably affected the Company's previous treatment of the November 1998 sale of JW Window Components, Inc., an additional capital loss of $8.1 million was allowed, resulting in a reduction of income tax expense of $2.8 million recorded in the year ended December 31, 2002.

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

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. After adjustment for these items, the Company estimates that the amount of tax presently claimed by the IRS is approximately $34 million for issues currently in dispute in the Adversary Proceeding. This amount is subject to interest and penalties. Of the $34 million in claimed tax, $21 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Consequently, the Company believes that, should the IRS prevail on any such issues, the Company's financial exposure is limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in other years. Substantially all of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

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

NOTE 12—Debt

        Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

	December 31,
				Estimated Final Maturity
	2004	2003	Interest Rate
Mortgage-Backed/Asset Backed Notes:
Trust IV Asset Backed Notes(1)	$322,357	$398,544	8.33%	2030
Trust VI Asset Backed Notes(1)	198,366	228,620	7.34% to 7.79%	2035
Trust VII Asset Backed Notes(1)	167,525	196,461	6.34%	2036
Trust VIII Asset Backed Notes(2)	214,994	254,182	7.79%	2027
Trust IX Variable Funding Loan	36,974	129,759	—	—
Trust X Asset Backed Notes(2)	292,178	328,121	5.94% to 7.54%	2036
Trust XI Asset Backed Notes(2)	257,086	294,211	5.44%	2038
2004-1 Trust Asset Backed Notes(2)	274,347	—	6.64%	2037

	1,763,827	1,829,898

Other senior debt:
Walter Industries, Inc.
Convertible Senior Subordinated Notes	175,000	—
Term Loan, net of discount of $1,440	—	113,754

	175,000	113,754

Total	$1,938,827	$1,943,652

(1)
Interest is payable quarterly. Quarterly payment periods vary by each Note.

(2)
Interest is payable monthly.

        The Company's debt repayment schedule as of December 31, 2004 is as follows:

	Payments Due
	2005	2006	2007	2008	2009	Thereafter
Mortgage-backed/asset-backed notes(1)	$255,506	$213,069	$207,606	$202,142	$196,679	$688,825
Convertible Senior Subordinated Notes	—	—	—	—	—	175,000

	$255,506	$213,069	$207,606	$202,142	$196,679	$863,825

(1)
Based on scheduled maturities, adjusted for estimated prepayment and delinquencies.

        The asset-backed notes of the various Trusts generally are secured by instalment sales contracts, promisorry notes and mortgages originally acquired by the Finance Business. The net proceeds from the various issues of such notes were used to repay borrowings under variable funding loan facilities and to provide funds for general corporate purposes.

        The Mid-State Trust IX Variable Funding Loan Facility is a $400.0 million warehouse facility with two lenders. Interest is based on the cost of A-1 and P-1 rated commercial paper. Other borrowing costs include a facility fee on the outstanding amount of 0.35% and a facility fee on the unused amount of 0.15%. The weighted average interest rate was 2.66% as of December 31, 2004. Trust IX matured on February 2, 2004, was renewed to January 31, 2005 and was amended on November 19, 2004 to revise terms and include another vendor. Trust IX has been extended to April 29, 2005.

        Trust IX is a Delaware Statutory Trust whose assets are limited to pledged instalment notes and mortgages purchased from Mid-State. The Trust IX Variable Funding Loan Agreement's covenants, among other things, restrict the ability of Trust IX to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default under the Trust IX Agreement include the mortgage pool exceeding average consecutive three month delinquency and default ratios of 2.5% and 5.0%, respectively. Trust IX's failure to comply with the covenants in the Trust IX Agreement could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the Trust IX Variable Funding Loan Agreement that remains uncured might result in the curtailment of the Company's loan production activities and negatively affect its ability to securitize its loan production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. Trust IX was in compliance with these covenants at December 31, 2004. Mid-State Homes and Walter Mortgage Company are servicers under the Trust IX Agreements and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trust IX Agreement, which includes the maintenance of a minimum net worth at Mid-State, which if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition as they no longer would receive servicing fees.

        On February 4, 2005, a Variable Funding Loan Agreement was entered into between Mid-State Trust XIV, a newly formed business trust organized by MSH, and several financial institutions for a $200.0 million warehouse facility (See Note 24).

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

        The notes bear interest at 3.75% per annum. Commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company's common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. The conversion rate is subject to adjustment if certain events occur. Upon a surrender of convertible notes for conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Holders can surrender their notes for conversion in any fiscal quarter if the last reported sale price per share of Walter Industries' common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries' common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, upon the occurrence of certain corporate transactions or if future credit ratings are three or more subcategories below the initial credit rating. Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate maturity of the debt. A significant downgrade of the credit rating of the debt or a suspension of the ratings by both rating agencies would result in an acceleration of the conversion feature of the notes.

        Proceeds upon issuance of the notes were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses. A portion of the proceeds was used to repay in full the Term Loan, which had a principal balance outstanding of approximately $111.7 million. Using the remaining proceeds and borrowings under the revolving credit facility, the Company repurchased 4,960,784 shares of its common stock for approximately $63.0 million, of which 3,960,784 shares totaling $50.0 million were repurchased from certain affiliates of Kohlberg, Kravis, Roberts and Co. ("KKR").

        The notes are convertible through March 31, 2005 having satisfied, as of December 31, 2004, the common stock sale price condition. The notes may be convertible during future periods if the common stock sale price condition or other conditions are satisfied.

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. In April 2004, the Company repaid the remaining balance of the term loan from the proceeds of the convertible debt issue. The 2003 revolving credit facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The interest rate on the revolving credit facility is a floating rate of 350 basis points over LIBOR and on the retired term loan was a floating rate of 425 basis points over LIBOR. LIBOR was 2.4% and 1.2% at December 31, 2004 and December 31, 2003, respectively.

        At December 31, 2004, there were no borrowings under the $245 million Revolving Credit Facility. The Revolving Credit Facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At December 31, 2004 letters of credit with a face amount of $66.3 million were outstanding and approximately $178.7 million was available under the Revolving Credit Facility.

        In connection with the 2003 Credit Facility, the Company originally incurred debt issuance costs of approximately $5.4 million, which was being amortized over the life of the loans. In addition, the Company recorded a discount on the term loan of approximately $3.2 million, which was recorded as a reduction of the term loan and was being accreted to face value over the life of the loan. As the result of the repayment of the term loan, unamortized term loan debt issue costs of approximately $1.2 million and discount of approximately $1.4 million were charged to interest expense in the second quarter of 2004.

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

        Effective March 24, 2004, April 13, 2004 and October 28, 2004, the Company entered into amendments of the 2003 Credit Facility to provide the Company with flexibility in the timing of its long term financing under mortgage backed/asset-backed notes, to permit the issuance of senior convertible notes, and to increase the amount of availability to make restricted payments such as share repurchases and dividends under the 2003 Credit Facility. These amendments modified the 2003 Credit Facility as follows: (a) the definition of Consolidated EBITDA will not include any cash expenditure made on or after July 1, 2004 in connection with post employment benefits to the extent such expenditures are not deducted in computing Consolidated Net Income; (b) permitted the Company to incur additional indebtedness related to the issuance of convertible senior subordinated notes and repurchase additional shares of the Company's common stock and (c) increased the amount available to make restricted payments, which include share repurchases.

        EBITDA, as defined in the 2003 Credit Facility, excludes the EBITDA generated by the Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the financing trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facility could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior secured debt becoming immediately due and payable. At December 31, 2004, the Company was in compliance with these covenants.

        The Company periodically uses interest rate lock agreements as hedge instruments to manage interest rate risks. The Company has two types of interest rate risks: (i) risk on interest rates related to debt which has floating rates and (ii) risk of interest rate fluctuations from indebtedness secured by fixed-rate instalment notes receivable generated by its homebuilding business. During fiscal 1998, the Company entered into forward-interest rate lock agreements in order to fix the interest rate on a portion of asset-backed long-term debt, which was anticipated to be issued in the second quarter of fiscal 1999. The lock agreements had a total notional amount of $250.0 million and had a weighted-

average interest rate of 5.57%. Approximately $100.0 million notional amount of interest rate lock agreements were held by Lehman Brothers, Inc. These agreements were terminated on October 9, 1998. The losses incurred ($24.0 million) have been deferred and are being amortized to interest expense over the life of Trust VII Asset Backed Notes. There were no interest rate lock agreements at December 31, 2004 or December 31, 2003. On January 31, 2005, the Company entered into two identical $50 million hedge transactions with two separate counter-parties to protect against the negative effect rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities (see Note 24).

NOTE 13—Pension and Other Employee Benefits

        The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense for the years ended December 31, 2004, 2003 and 2002 was $17.0 million, $18.0 million and $5.6 million, respectively. The Company funds its retirement and employee benefit plans in accordance with the requirements of the plans and, where applicable, in amounts sufficient to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974 ("ERISA"). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

        The Company also provides certain postretirement benefits other than pensions, primarily health care, to eligible retirees. The Company's postretirement benefit plans are not funded. No new salaried employees have been eligible to participate in postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for postretirement healthcare coverage of $350 per salaried participant (pre-Medicare eligibility) and $150 per participant (post-Medicare eligibility).

        In April 2004, the Company sold the assets of Vestal Manufacturing Company and the hourly pension plan was assumed by the buyer. As discussed in Note 2, the Company sold AIMCOR and JW Aluminum in 2003. The AIMCOR pension plans were assumed by the buyer. The JW Aluminum pension plan was retained by the Company and benefits were frozen as of December 31, 2003. As discussed in Note 4, the Company shut down its Southern Precision operations and benefits under the Southern Precision pension plan were frozen effective December 31, 2003. Also in 2003, the Company announced a planned shutdown of Natural Resources' Mine No. 5. In connection with that, curtailment expenses related to other post-employment benefits of approximately $5.8 million was recorded in the statement of operations as restructuring and impairment expense.

        The Company uses a September 30 measurement date for all of its pension and post-retirement benefit plans. The amounts recognized for such plans are as follows:

	Pension Benefits		Other Benefits
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands)		(in thousands)
Accumulated benefit obligation	$347,028	$329,597	$274,740	$253,992
Change in benefit obligation:
Benefit obligation at beginning of year	$362,420	$319,166	$253,992	$216,214
Service cost	7,504	7,097	1,936	1,835
Interest cost	22,227	22,360	14,782	15,240
Amendments	552	—	—	58
Actuarial loss	14,073	35,107	16,441	26,873
Benefits paid	(21,817)	(21,036)	(12,826)	(12,018)
Other(a)(b)	(5,181)	(274)	415	5,790

Benefit obligation at end of year	$379,778	$362,420	$274,740	$253,992

Change in plan assets:
Fair value of plan assets at beginning of year	$259,342	$223,591	$—	$—
Actual gain on plan assets	28,136	40,280	—	—
Employer contribution	30,341	16,507	12,826	12,018
Benefits paid	(21,737)	(21,036)	(12,826)	(12,018)
Other(a)	(4,726)	—	—	—

Fair value of plan assets at end of year	$291,356	$259,342	$—	$—

Funded (unfunded) status	$(88,422)	$(103,078)	$(274,740)	$(253,992)
Unrecognized net actuarial loss	115,026	114,290	31,892	5,018
Unrecognized prior service cost	5,312	5,803	(43,986)	(48,711)
Unrecognized transition amount	—	(2)	—	—
Contribution after measurement date	—	—	4,235	5,385

Prepaid (accrued) benefit cost	$31,916	$17,013	$(282,599)	$(292,300)

Amounts recognized in the balance sheet:
Prepaid benefit cost	$31,916	$17,013	$—	$—
Accrued benefit cost	(87,249)	(86,767)	(282,599)	(292,300)
Intangible asset	5,350	5,853	—	—
Accumulated other comprehensive income, before tax effects	81,899	80,914	—	—

Net amount recognized	$31,916	$17,013	$(282,599)	$(292,300)

(a)
Other principally consists of (1) the transfer of assets due to the sale of Vestal Manufacturing Company in 2004 and (2) the settlement of other postretirement benefits for some salaried retirees life insurance benefits.

(b)
Other principally consists of (1) the settlement of AIMCOR pension obligations in 2003 in connection with the assumption of the obligation by the buyer and (2) the curtailment of other post-employment benefits in the Natural Resources segment in 2003.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows (in thousands):

	December 31,
	2004	2003
Projected benefit obligation	$377,046	$360,184
Accumulated benefit obligation	344,296	327,361
Fair value of plan assets	287,833	256,016

        The amounts in each year reflected in other comprehensive income are as follows (in thousands):

	Pension Benefits
	December 31, 2004	December 31, 2003	December 31, 2002
Increase in minimum liability (before tax effects) included in other comprehensive income	$2,255	$5,992	$71,594

        A summary key of assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2004	2003	2002	2004	2003	2002
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.35%	7.25%	6.00%	6.35%	7.25%
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.35%	7.25%	7.75%	6.35%	7.25%	7.75%
Expected return on plan assets	8.90%	9.25%	10.00%	—	—	—
Rate of compensation increase	3.50%	3.50%	4.50%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	10.00%	10.00%	11.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	2009	2008	2007

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	For the years ended December 31,			For the years ended December 31,
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$7,862	$7,471	$7,403	$1,936	$1,835	$3,812
Interest cost	22,227	22,360	22,190	14,782	15,240	18,085
Expected return on plan assets	(22,871)	(19,700)	(25,655)	—	—	—
Amortization of transition amount	(2)	(690)	(1,151)	—	—	—
Amortization of prior service cost	690	851	716	(6,831)	(6,535)	(2,735)
Amortization of net loss (gain)	6,491	6,001	1,330	(2,162)	(2,639)	(1,653)
Reimbursement of black lung benefits	—	—	—	—	—	(1,544)
Curtailment settlement loss	1,133	328	—	415	—	—

Net periodic benefit cost	15,530	16,621	4,833	8,140	7,901	15,965
Discontinued operations	—	—	—	—	179	(281)

Net periodic benefit cost for continuing operations	$15,530	$16,621	$4,833	$8,140	$8,080	$15,684

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

        The Company's pension plans weighted-average asset allocations at September 30, 2004 and 2003, by asset category, are as follows:

Asset Category:	2004	2003
Equity securities	68%	56%
Debt securities	30%	26%
Real estate	0%	0%
Other(a)	2%	18%

Total	100%	100%

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

        As of September 30, 2004 the Trust's strategic asset allocation was as follows:

Asset Class	Strategic Allocation	Tactical Range
Total Equity	70.0%	65-70%
Large Capitalization Stocks	47.5%	42.5-52.5%
Mid Capitalization Stocks	7.5%	5.0-10.0%
Small Capitalization Stocks	0.0%	0.0%
International Stocks	15.0%	11.0-19.0%
Total Fixed Income	30%	25-35%
Total Cash	0%	0-2%

        These ranges are targets and deviations may occur from time-to-time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.

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

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$1,856	$(1,698)
Effect on postretirement benefit obligation	27,094	(22,828)
Discount rate:
Effect on postretirement service and interest cost components	183	(465)
Effect on postretirement benefit obligation	(28,436)	32,220
Effect on current year postretirement benefits expense	(1,386)	2,289
Effect on pension service and interest cost components	(453)	189
Effect on pension benefit obligation	(41,044)	50,097
Effect on current year pension expense	(3,151)	3,246
Expected return on plan assets:
Effect on current year pension expense	(2,570)	2,570
Rate of compensation increase:
Effect on pension service and interest cost components	997	(882)
Effect on pension benefit obligation	8,136	(7,228)
Effect on current year pension expense	1,639	(1,453)

        In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 is effective for the first interim or annual period ending after June 15, 2004. The Company has determined that it sponsors health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for 2004 is $0.7 million, recorded as a reduction to postretirement benefits expense.

        The Company and certain of its subsidiaries maintain profit sharing and 401(k) plans. The total cost of these plans for the years ended December 31, 2004, 2003 and 2002 was $2.0 million, $2.5 million and $1.9 million, respectively.

        Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans' unfunded vested benefits liabilities upon its withdrawal from the plan. At December 31, 2004, one of three plans to which the Company makes contributions is unfunded; however, the amount allocable to the Company cannot be determined, as information regarding the unfunded liability, its components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits are not available to the Company. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The withdrawal liability would be calculated based on the contributor's proportionate share of the plan's unfunded vested benefits liabilities.

        The Company's minimum pension plan funding requirement for 2005 is $2.2 million, which the Company expects to fully fund. The Company also expects to contribute $15.5 million to its other post-employment benefit plan in 2005. The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy	Medicare Part D Subsidy
2005	$21,369	$15,535	$—
2006	21,627	16,471	522
2007	23,482	17,316	530
2008	22,454	18,090	534
2009	22,986	18,875	537
Years 2010-2014	126,888	103,479	2,561

NOTE 14—Stockholders' Equity

        During the three years ended December 31, 2004, the Company acquired shares of treasury stock as follows: 2004, 6,959,000 shares; 2003, 2,529,000 shares; and 2002, 181,000 shares.

        On July 21, 2003, the Company's Board of Directors authorized an increase in the Common Stock share buyback program to $25.0 million. At December 31, 2004, $7.5 million remains available under this authorization. During the three years ended December 31, 2004, the Company acquired no shares, 2,529,000 shares and 181,000 shares, respectively, pursuant to the program.

        As discussed in Note 12, in April 2004 the Company purchased 4,960,784 shares of its common stock for approximately $63.0 million, of which 3,960,784 shares costing $50.0 million were purchased from certain affiliates of KKR. In October 2004, the Company purchased 1,997,805 shares of its common stock from certain KKR affiliates for approximately $32.3 million in a private transaction that occurred concurrently with an offering by KKR of its 8,000,000 remaining shares of the Company's common stock. Following the offering, KKR did not own any shares of the Company's common stock.

        During the three years ended December 31, 2004, the Company issued stock for the exercise of stock options as follows: 2004, 2,244,000 shares; 2003, 93,000 shares; and 2002, 216,000 shares.

NOTE 15—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share data):

	For the years ended December 31,
	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$49,917	$49,917	$(29,005)	$(29,005)	$(52,522)	$(52,522)
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	3,021	—	—	—	—

	$49,917	$52,938	$(29,005)	$(29,005)	$(52,522)	$(52,522)

Denominator:
Average number of common shares outstanding	38,582	38,582	43,026	43,026	44,318	44,318
Effect of dilutive securities:
Stock options(b)	—	885	—	338	—	408
3.75% convertible senior subordinated notes(a)	—	6,788	—	—	—	—

	38,582	46,255	43,026	43,364	44,318	44,726

Net income (loss) per share	$1.29	$1.14	$(0.67)	$(0.67)	$(1.19)	$(1.17)

(a)
Represents the interest, net of tax, and shares issuable upon conversation related to the Company's $175 million contingent convertible senior subordinated notes in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

(b)
Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period. Although these securities have an anti-dilutive effect on net income (loss) for the years ended December 31, 2003 and 2002, they are included in the calculation because such shares have a dilutive effect on the calculation of per share income from continuing operations.

NOTE 16—Stock-Based Compensation Plans

Equity Award Plans

        The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the "2002 Plan") effective February 21, 2002. Under the 2002 Plan, an aggregate of 3,000,000 shares of the Company's common stock have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights ("SARs") and stock awards.

        Under the Long-Term Incentive Stock Plan approved by stockholders in October 1995 and amended in September 1997, an aggregate of 6,000,000 shares of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.

        Under both plans, an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three or five years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted.

        Information on stock options is summarized as follows:

	For the years ended
	December 31, 2004		December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year.	5,057,780	$11.423	4,808,594	$11.786	4,838,227	$12.118
Granted	528,547	12.084	948,350	9.880	866,795	11.204
Exercised	(2,244,379)	12.214	(93,334)	8.863	(215,945)	11.525
Canceled	(551,090)	13.000	(605,830)	12.252	(680,483)	13.411

Outstanding at end of year	2,790,858	10.619	5,057,780	11.423	4,808,594	11.798

Exercisable at end of year	1,600,977	10.662	3,467,764	12.257	3,194,265	13.016

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 6.328—8.438	811,208	5.8	625,989	$7.429
8.438—10.547	586,554	7.5	207,963	10.032
10.547—12.656	974,860	6.6	445,446	11.571
12.656—14.766	151,986	6.5	55,329	13.891
14.766—18.984	266,250	2.1	266,250	16.565

	2,790,858	6.1	1,600,977	10.662

        Under both plans, the Company may issue restricted stock units, which fully vest after seven years of continuous employment with the Company. Approximately 260,000 units were granted in the first quarter of 2004. Approximately 222,000 units were outstanding at December 31, 2004, none of which were vested at December 31, 2004.

        The restricted units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance. The price conditions have been met for the 2004 awards and, therefore, the 2004 units vest in 25% increments beginning on the first anniversary date of the grant. The Company records an equity and contra-equity amount, both equal to the market value of the restricted stock units on the date of grant, as a component of capital in excess of par value. Compensation expense is charged in the income statement based on the vesting period of the restricted stock units with a corresponding credit to capital in excess of par value. For the year ended December 31, 2004, the Company recorded approximately $0.7 million of compensation expense.

Employee Stock Purchase Plan

        The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996 and amended in April 2004. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of the Company's common stock as such funds will permit for the accounts of the participants. The total number of shares that may be purchased under the plan is 3,500,000. Total shares purchased under the plan during the years ended December 31, 2004, 2003 and 2002 were approximately 122,000, 211,000 and 307,000, respectively, and the Company's contributions were approximately $0.3 million, $0.4 million and $0.4 million during such years.

NOTE 17—Commitments and Contingencies

Income Tax Litigation

        The Company is currently engaged in litigation with regard to Federal income tax disputes (see Note 11 for a more complete explanation).

Environmental Matters

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2004, 2003 and 2002, were approximately $14.6 million, $10.8 million and $7.0 million, respectively. The increase in expenses from 2003 to 2004 was primarily due to a $4.0 million charge related to legacy environmental issues in Anniston, Alabama. The increase in expenses from 2002 to 2003 occurred at Sloss, which increased approximately $4.5 million due to additional compliance costs for ongoing operations primarily related to obtaining a new permit for its Biological Treatment Facility of $1.7 million and an increase of approximately $2.7 million related to remediation activities mandated by the Environmental Protection Agency ("EPA"). Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. Capital expenditures for environmental requirements are anticipated to average approximately

$3.3 million per year in the next five years. Capital expenditures for the years ended December 31, 2004 and 2003 for environmental requirements were $3.8 million and $2.0 million, respectively.

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

        The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRP's at such sites and a significant number of the PRP's are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been finalized respecting one of the sites. U.S. Pipe has satisfied its obligations under the Consent Order at a cost that was not material. Natural resource damage claims respecting that same site have now also been made by the State of California, but U.S. Pipe, as a member of the same group of PRPs, believes it has adequate first dollar insurance coverage covering the State's claims. With respect to the other site, located in Anniston, Alabama, the PRPs have been negotiating an administrative consent order with the EPA. Based on these negotiations, management estimates the Company's share of liability for cleanup, after allocation among several PRPs, will be approximately $4 million, which was accrued in 2004. Civil litigation in respect of the site is also ongoing. Management does not believe that U.S. Pipe's share of any liability will have a material adverse effect on the financial condition of the Company and its subsidiaries, but could be material to results of operations in future reporting periods.

        Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence/absence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. An Interim Remedial Measure (IRM) Work Plan for the Chemical Plant groundwater, which was presented to the EPA, was implemented during 2003 with progress continuing in 2004. Monitoring requirements will continue on a long-term basis and contamination levels are expected to continue to decline. Additionally, new EPA requirements relating to surface soil sampling and results are now being considered. This change in focus will possibly delay the timing of efforts relating to ground water remediation.

        The Jefferson County (Alabama) Department of Health has alleged emissions and reporting failures that violated provisions of Sloss' Title V Air Permit and regulations under the Clean Air Act. A notice of violation was issued in December of 2003, and Sloss received notice of a proposed penalty of $0.3 million in January of 2005. The penalty is subject to negotiation.

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

        In 2004, the Company entered into a settlement and release agreement with a former insurer whereby the Company released the insurance company from liability for certain environmental contamination, asbestos and silica claims that may have been asserted in the future in exchange for a payment to the Company. The Company collected $1.9 million, net of legal fees, which was recorded as a reduction to selling, general and administrative expenses in the Industrial Products segment.

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

        Drummond Company, Inc. filed suit in state court in Tuscaloosa County, Alabama on October 29, 2001, against the Corporation and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). Drummond claims that it is entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly-owned subsidiary of the Company, and alleges $200 million in lost profits. The Company has filed a counterclaim seeking injunctive relief, substantial actual damages, and punitive damages against Drummond based on fraud. Drummond's claims do not affect the underground mining operations of the Jim Walter Resources subsidiary. Management does not believe that this litigation will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

        Per the agreement between the Company and Oxbow Carbon and Minerals LLC for the sale of the AIMCOR business, the final sales price is subject to certain post-closing cash and working capital adjustments defined in the agreement and are subject to resolution through an arbitration process provided for in the agreement. The Company recorded a receivable in 2003 of approximately $16 million for estimated net cash and working capital adjustments due to the Company based upon the monthly closing financial statements provided by AIMCOR's management as of November 30, 2003. That receivable has been reduced by insurance proceeds to approximately $14 million. Oxbow claimed that the cash and net working capital adjustment, based on statements Oxbow prepared as of

December 2, 2003, should result in a payment to Oxbow in excess of $20 million. The Company filed for arbitration against Oxbow in May of 2004. Oxbow has challenged the impartiality of the arbitrator in Texas state court. On March 2, 2005, the arbitrator issued an award on the initial $35 million in disputed items that had been submitted to arbitration and awarded $22.7 million to the Company and $12.3 million to Oxbow. Items totaling $86 million remain in dispute, of which approximately $10 million would need to be adjudicated in the Company's favor in order for us to fully collect the receivable. The ultimate collection of the receivable, or any amount in excess of the receivable, is subject to the resolution of Oxbow's litigation and the arbitration described above. Management intends to vigorously pursue full recovery. Management does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

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

Operating Leases and Purchase Obligations

        The Company accounts for operating leases in accordance with FAS 13, "Accounting for Leases", which includes evaluating free rent periods, amortization period of leasehold improvements and incentives related to leasehold improvements. The Company's operating leases are primarily for mining equipment, automobiles and office space.

        Rent expense was $16.2 million, $13.9 million, and $12.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum payments under non-cancelable operating leases and purchase obligations as of December 31, 2004 are (in thousands):

	Operating Leases	Purchase Obligations
2005	$10,347	$28,437
2006	8,056	16,710
2007	6,687	2,256
2008	5,868	—
2009	4,352	—
Thereafter	5,734	—

        During the fourth quarter of 2004, the Company entered into a letter of intent to lease certain longwall mining equipment for a five year period commencing during the latter half of 2005. Annual lease payments are expected to be $5.4 million. The lease agreement is expected to be completed during the first quarter of 2005.

NOTE 18—Financial Instruments

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value disclosures:

  Cash and cash equivalents, restricted short-term investments, trade receivables, other receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

  Instalment notes receivable—The estimated fair value of instalment notes was $1.9 billion and $2.0 million at December 31, 2004 and 2003, respectively, based upon valuations prepared as of those dates and were determined by a comparison with the quoted market price of financial instruments believed to be comparable to and have similar characteristics as the Company's instalment notes receivable. The value of mortgage-backed assets such as instalment notes receivable are very sensitive to changes in interest rates.

  Debt—The estimated fair value of mortgage-backed/asset-backed notes approximated $1.9 billion at December 31, 2004 and 2003 based on current yields for comparable debt issues or prices for actual transactions. The value of mortgage-backed debt obligations are very sensitive to changes in interest rates. The fair value of the Company's 3.75% convertible senior subordinated notes due May 1, 2024 was estimated based on several standard market variables including the Company's common stock price, its volatility and yields on comparable debt. The estimated fair value of the Company's convertible notes was approximately $352.0 million at December 31, 2004. At December 31, 2003, the Company's fair value of the term loan approximated its stated value of $113.8 million.

Cash Flow Hedges

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

        At various times, the Company may also engage in a natural gas hedging program to protect against the reduction in value of forecasted cash flows resulting from purchases of natural gas, The Company hedges portions of its forecasted costs from purchases of natural gas with swap contracts. The Company enters into natural gas swap agreements that effectively convert a portion of its forecasted purchases at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on cost of sales. When natural gas prices rise, the increase in cost of future natural gas purchases is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices falls, the decline in the cost of future natural gas purchases is offset by losses in the value of the swap contracts.

        During 2004 and 2003, the Company hedged approximately 28% and 24%, respectively of its natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. As a result of decreases in natural gas prices during 2004 and increases in 2003, these swap contracts resulted in cash inflows of $1.5 million in 2004 and cash outflows of $5.6 million in 2003, impacting net sales and revenues.

        Swap contracts to hedge anticipated sales of natural gas totaling 900,000 mmbtu were outstanding at an average price of $7.43 per mmbtu at December 31, 2004. The Company recorded an unrealized gain from outstanding swap contracts, net of tax, of $0.7 million at December 31, 2004 in Other Comprehensive Income. There were no outstanding swap contracts at December 31, 2003.

NOTE 19—Segment Analysis

        The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into five reportable segments since the long-term financial performance of these reportable segments is affected by similar economic conditions. The five reportable segments are: Homebuilding, Financing, Industrial Products, Natural Resources, and Other. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States, through the Homebuilding segment. The Financing segment provides mortgage financing on such homes and purchases mortgages originated by others. Ductile iron pressure pipe, fittings, valves and hydrants are manufactured and marketed through the Industrial Products segment. The Natural Resources segment is comprised of coal mining and methane gas operations. The Other segment includes the manufacturing of foundry and furnace coke, slag fiber and specialty chemicals as well as the land division and corporate expenses.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2004	2003	2002
Sales and revenues:
Homebuilding	$233,755	$276,855	$270,166
Financing	242,777	239,754	240,955
Industrial Products	546,555	461,850	489,214
Natural Resources	351,352	257,835	249,823
Other	109,839	106,995	109,825
Consolidating eliminations	(22,556)	(17,828)	(20,859)

Sales and revenues(a)(b)	$1,461,722	$1,325,461	$1,339,124

Segment operating income (loss)(c)(d)(e):
Homebuilding	$(33,347)	$(462)	$15,197
Financing(f)	54,838	51,423	54,489
Industrial Products	7,609	(13,542)	24,594
Natural Resources	69,702	(26,424)	21,584
Other	(20,253)	(12,558)	(23,694)
Consolidating eliminations	(2,710)	(2,661)	(4,436)

Segment operating income (loss)	75,839	(4,224)	87,734
Less corporate debt interest expense	(18,687)	(22,572)	(18,126)

Income (loss) from continuing operations before income tax (expense) benefit	57,152	(26,796)	69,608
Income tax (expense) benefit	(7,235)	30,115	(17,330)

Income from continuing operations	$49,917	$3,319	$52,278

Depreciation:
Homebuilding	$4,792	$4,755	$3,775
Financing	1,471	860	196
Industrial Products	26,672	26,119	26,674
Natural Resources	22,464	16,312	12,937
Other	4,821	5,330	7,836

Total	$60,220	$53,376	$51,418

Gross capital expenditures:
Homebuilding	$2,647	$7,975	$9,424
Financing	924	2,546	2,633
Industrial Products	20,484	18,451	26,793
Natural Resources	21,733	21,329	24,778
Other	4,675	5,967	2,594

Total	$50,463	$56,268	$66,222

Identifiable assets:
Homebuilding	$148,212	$160,607	$149,582
Financing	1,790,663	1,835,548	1,781,044
Industrial Products	463,580	457,358	462,835
Natural Resources	235,726	209,843	240,079
Other	278,305	278,173	168,662

Total assets of continuing operations	2,916,486	2,941,529	2,802,202
Total assets of discontinued operations	—	—	417,932

Total	$2,916,486	$2,941,529	$3,220,134

(a)
Intra-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment. Inter-segment sales (made primarily at prevailing market prices) are eliminated using consolidating eliminations.

(b)
Export sales were $234.6 million, $160.5 million, and $169.6 million in the years ended December 31, 2004, 2003 and 2002, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

(c)
Effective January 1, 2004, the Company revised its methodology of allocating certain corporate overhead expenses to all segments. Operating income for each segment now includes an allocation of corporate overhead expenses that are directly attributable to each segment's operations. Prior year amounts have been reclassified to conform to the current year presentation.

(d)
Operating income amounts are after deducting amortization of other intangibles. A breakdown by segment of amortization is as follows (in thousands):

	For the years ended December 31,
	2004	2003	2002
Homebuilding	$—	$—	$—
Financing	4,976	6,132	6,846
Industrial Products	—	—	—
Other	—	—	379

	$4,976	$6,132	$7,225

(e)
Operating income amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits expense is as follows (in thousands):

	For the years ended December 31,
	2004	2003	2002
Homebuilding	$(465)	$(667)	$1,324
Financing	(207)	(137)	158
Industrial Products	(1,483)	(1,829)	2,570
Natural Resources	10,896	11,541	11,148
Other	(601)	(828)	484

	$8,140	$8,080	$15,684

(f)
Operating income amounts for the Financing segment include interest expense on the mortgage-backed/asset-backed notes of $127.3 million, $129.3 million and $135.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 20—Related Party Transactions

        The Company owns a 50% joint venture interest in Black Warrior Methane ("BWM") and 50% of the outstanding stock of Black Warrior Transmission ("BWT"). BWM is accounted for under the proportionate consolidation method and BWT is accounted for under the equity method and is not required to be consolidated with the Company under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The Company has granted the rights to produce and sell methane gas from its coal mines to BWM, which transmits the gas through BWT. The Company also supplies labor and equipment to BWM and charges the joint venture for such costs on a monthly basis. Revenues, receivables and payables associated with BWM and BWT reflected in the consolidated financial statements are as follows (in thousands):

	For the years ended December 31,
	2004	2003	2002
Sales of methane gas recorded by the Company	$47,955	$39,699	$29,354
	December 31,
	2004	2003
Accounts receivable of BWM	$4,376	$3,334
Accounts payable of BWM	$1,970	$1,153
Other long-term liability of BWT	$5,156	$5,560

        See Notes 12 and 21 for discussion of transactions with KKR and Mr. Tokarz, a member of the Company's Board of Directors, respectively.

Note 21—Sale of Assets

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

Note 22—Hurricane Losses

        The Company recorded a provision for estimated hurricane losses of $4.0 million. These estimated losses were recorded for claims at Cardem Insurance Company, Ltd., which is part of the Financing segment, as a result of damage from four hurricanes that impacted the Company's market area during the third quarter of 2004.

Note 23—New Accounting Pronouncements

        In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2004. See Note 13 for discussion of the impact of this pronouncement.

        In September 2004, the Emerging Issues Task Force ("EITF") of the FASB adopted EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which requires that the dilutive effect of contingently convertible instruments be included in diluted earnings per share using the "if converted" method, effective December 15, 2004. The Company was required to recalculate and restate diluted earnings per share to include the dilutive effect of common stock issuable associated with the Company's $175 million contingent convertible senior subordinated notes. Restatement for the three and six months ended June 30, 2004 and for the three and nine months ended September 30, 2004 resulted in diluted earnings per share of $0.20, $0.09, $0.42 and $0.54, respectively. This compares to originally reported diluted earnings per share of $0.21, $0.09, $0.50 and $0.57, respectively.

        In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4", which was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that such items be recorded to expense as incurred. The Company's current accounting policies are in accordance with FAS 151 and as a result the Company believes that the effect of adopting this statement will not be material to the consolidated financial statements.

        In December 2004, the FASB released revised FASB No. 123(R), "Share-Based Payment", ("FAS 123R") which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123R is effective for all interim periods beginning after June 15, 2005, and will be adopted by the Company beginning with the third quarter of 2005. The Company expects to utilize the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The impact of the adoption of FAS 123R on the 2005 financial statements is estimated at $0.9 million, net of tax. However, see Note 3 for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous FAS 123, "Accounting for Stock-Based Compensation".

Note 24—Subsequent Events

        On January 31, 2005, the Board of Directors declared a $0.04 per share dividend, payable on March 17, 2005, to shareholders of record on February 18, 2005.

        On January 31, 2005, the Company entered into two identical $50 million hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5 year forward starting swap which starts on December 1, 2005, which is the forecasted issuance date of the Company's next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled at securitization. The Company will account for the hedge as a cash flow hedge. As such, changes in the fair value of the swap through the date of securitization that takes place will be recorded in accumulated other comprehensive income, assuming the securitization remains likely.

        On February 4, 2005, a Variable Funding Loan Agreement (the "Facility") was completed between Mid-State Trust XIV (the borrower) and several financial institutions for a $200.0 million warehouse facility renewable on February 3, 2006. The Facility provides temporary financing to Mid-State Homes, Inc. for its purchases of instalment notes from Jim Walter Homes, Inc. and its affiliated builders and purchases of loans from Walter Mortgage Company. Mid-State Trust XIV is a Delaware Statutory Trust whose assets are limited to pledged instalment notes, mortgage notes and mortgages purchased from Mid-State.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
of Walter Industries, Inc.

        Our audits of the consolidated financial statements of Walter Industries, Inc. referred to in our report dated March 15, 2005 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Tampa, Florida
March 15, 2005

SCHEDULE II

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from/ Adjustments to reserves		Balance at end of Period
	(in thousands)
For the year ended December 31, 2002
Allowance for losses deducted from instalment notes receivable	$10,665	$12,400	$(12,282	)(1)	$10,783

Allowance for losses deducted from trade receivables	$1,580	$3,517	$(3,592	)(1)	$1,505

Allowance for losses deducted from other receivables	$474	$1	$(156	)(1)	$319

SFAS 109 valuation allowance	$20,772	$—	$(307)		$20,465

For the year ended December 31, 2003
Allowance for losses deducted from instalment notes receivable	$10,783	$15,660	$(15,536	)(1)	$10,907

Allowance for losses deducted from trade receivables	$1,505	$317	$(292	)(1)	$1,530

Allowance for losses deducted from other receivables	$319	$70	$(260	)(1)	$129

SFAS 109 valuation allowance	$20,465	$1,904	$—		$22,369

For the year ended December 31, 2004
Allowance for losses deducted from instalment notes receivable	$10,907	$12,402	$(12,109	)(1)	$11,200

Allowance for losses deducted from trade receivables	$1,530	$348	$(858	)(1)	$1,020

Allowance for losses deducted from other receivables	$129	$565	$(30	)(1)	$664

SFAS 109 valuation allowance	$22,369	$—	$(11,420)		$10,949

(1)
Notes and accounts written off as uncollectible.

EXHIBIT INDEX

Exhibit Number		Description
2(a)(i)	—	Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994(1)
2(a)(ii)	—	Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995(2)
2(a)(iii)	—	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified(3)
3(i)	—	Amended and Restated Certificate of Incorporation of the Company(4)
3(ii)	—	Amended and Restated By-Laws(5)
4.1	—	Indenture dated as of April 20, 2004 between Walter Industries, Inc. and the Bank of New York Trust Company, N.A., as Trustee(6)
4.2	—	Form of 3.75% Convertible Senior Subordinated Notes due 2024 (included as Exhibit A to Exhibit 4.1)(6)
4.3	—
Resale Registration Rights Agreement dated April 20, 2004 between Walter Industries, Inc. and Banc of America Securities, LLC and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers(6)
4.4	—	Form of Specimen Certificate for Registrant's Common Stock (incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Registrant (No 033-59013)(8)
10.1*	—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnitee parties thereto(9)
10.2*	—	Walter Industries, Inc. Executive Change-in-Control Severance Agreement.
10.3*	—	Walter Industries Executive Deferred Compensation and Supplemental Retirement Plan
10.4*	—	Walter Industries, Inc. Directors' Deferred Fee Plan(10)
10.5*	—	Walter Industries, Inc. Supplemental Pension Plan
10.6*	—	Annual Incentive Plan for Key Employees(11)
10.7*	—	1995 Long-Term Incentive Stock Plan of Walter Industries, Inc.(12)
10.8*	—	2002 Long-Term Incentive Award Plan of Walter Industries, Inc.(13)
10.9*	—	Restricted Stock Unit Award Agreement
10.10*	—	Non-Statutory Stock Option Agreement
10.11	—
$500 million Credit Agreement by and among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, SunTrust Bank as Syndication Agent and Letter of Credit issuer, BNP Paribas and Credit Lyonnais New York Branch as Co-Documentation Agents and the Lender's Party hereto, as amended.(5)
10.11.1	—	Amendment No. 3 to Credit Agreement dated as of March 24, 2004(14)
10.11.2	—	Amendment No. 4 to Credit Agreement dated as of April 13, 2004(15)
10.11.3	—	Amendment No. 6 to Credit Agreement dated as of October 28, 2004(16)

10.12	—
Amended and Restated Variable Funding Loan Agreement, dated as of November 19, 2004, among YC Susi Trust, Atlantic Asset Securitization Corporation, Mid-State Trust IX, Wachovia Bank, N.A., Bank of America, N.A. and Calyon New York Branch
10.13	—	Variable Funding Loan Agreement dated as of February 4, 2005, among Three Pillars Funding, LLC, Mid-State Trust XIV, Wachovia Bank, N.A., SunTrust Capital Markets, Inc. and SunTrust Bank(17)
10.14*	—	Agreement, dated as of November 2, 2000, between the Company and Donald DeFosset(19)
10.15*	—	Agreement dated as of March 2, 2005 between the Company and Donald DeFosset(20)
10.16*	—	Agreement, dated as of December 29, 2001, between the Company and William F. Ohrt(21)
10.17*	—	Agreement, dated as of July 24, 2002, between the Company and Victor Patrick(10)
10.18*	—	Agreement dated September 29, 2000, between the Company and George R. Richmond(22)
10.19*	—	Agreement dated December 19, 2003, between the Company and Lawrence Comegys(18)
10.20	—
Amended and Restated Purchase Agreement and Plan of Merger dated as of November 13, 2003 by and between Walter Industries, Inc., Applied Industrial Materials Corporation, Gans Transport Agencies (USA), Inc., AIMCOR (Far East), Inc. and Oxbow Carbon & Minerals, LLC(7)
10.21	—	Stock Purchase Agreement dated October 30, 2003 by and among Walter Industries, Inc., Wellspring Aluminum Acquisition Co. 2 and Wellspring Capital Partners III, LP(10)
21	—	Subsidiaries of the Company
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C. Section 1350—Chief Financial Officer

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

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

(4)
This Exhibit is incorporated by reference to the Form 10-Q filed by the Company with the Commission on August 9, 2004.

(5)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on May 15, 2003.

(6)
This Exhibit is incorporated by reference to Form S-3 filed by the Company with the Commission on July 15, 2004.

(7)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on November 14, 2003.

(8)
This Exhibit is incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Company.

(9)
This Exhibit is incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.

(10)
This Exhibit is incorporated by reference to the Form 10-K filed by the Company with the Commission on March 15, 2004.

(11)
This Exhibit is incorporated by reference to Exhibit A to the Company's Proxy Statement, dated September 16, 1997, filed by the Company with the Commission on August 12, 1997.

(12)
This Exhibit is incorporated by reference to the Registration Statement on Form S-8 filed by the Company with the Commission on April 1, 1996.

(13)
This Exhibit is incorporated by reference to Exhibit A of the Company's Proxy Statement, dated March 25, 2002, filed by the Company with the Commission on March 25, 2002.

(14)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on May 10, 2004.

(15)
This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on August 9, 2004.

(16)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on October 29, 2004.

(17)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 8, 2005.

(18)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 24, 2005.

(19)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2001.

(20)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on March 3, 2005.

(21)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2002.

(22)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 21, 2003.

QuickLinks

Documents Incorporated by Reference
PART I
Estimated Recoverable(1) Coal Reserves as of December 31, 2004 (In Thousands of Tons)
PART II
RESULTS OF OPERATIONS
Unaudited Interim Financial Information: (in thousands, except per share amounts)
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE YEARS ENDED DECEMBER 31, 2004 (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
WALTER INDUSTRIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX