Form 10-Q
period 2005-03-31
WALTER INDUSTRIES INC /NEW/
filed 2005-05-10
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

        There were 38,641,998 shares of common stock of the registrant outstanding at April 30, 2005.

PART I—FINANCIAL INFORMATION

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$8,747	$46,924
Short-term investments, restricted	99,219	99,905
Instalment notes receivable, net of allowance of $11,084 and $11,200, respectively	1,700,917	1,717,205
Receivables, net	173,986	170,219
Income tax receivable	14,998	14,977
Inventories	286,453	233,547
Prepaid expenses	17,863	16,871
Property, plant and equipment, net	343,315	334,678
Investments	6,111	6,165
Deferred income taxes	51,866	47,943
Unamortized debt expense	35,683	36,726
Other long-term assets, net	46,066	46,340
Goodwill and other intangibles, net	143,923	144,986

	$2,929,147	$2,916,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$100,786	$90,217
Accrued expenses	114,577	125,681
Debt:
Mortgage-backed/asset-backed notes	1,724,067	1,763,827
Senior debt	6,900	—
Convertible senior subordinated notes	175,000	175,000
Accrued interest	17,279	16,813
Accumulated postretirement benefits obligation	281,200	282,599
Other long-term liabilities	205,422	203,122

Total liabilities	2,625,231	2,657,259

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—59,380,830 and 57,953,136 shares	594	580
Capital in excess of par value	1,203,290	1,178,121
Accumulated deficit	(590,283)	(609,048)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(50,368)	(51,109)

Total stockholders' equity	303,916	259,227

	$2,929,147	$2,916,486

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$286,730	$265,683
Interest income on instalment notes	53,493	55,266
Miscellaneous	5,110	5,087

	345,333	326,036

Cost and expenses:
Cost of sales (exclusive of depreciation)	217,396	225,992
Depreciation	14,320	15,252
Selling, general and administrative	42,570	48,399
Provision for losses on instalment notes	3,185	3,491
Postretirement benefits	3,238	2,512
Interest expense—mortgage-backed/asset-backed notes	31,435	31,726
Interest expense—corporate debt	3,612	3,945
Amortization of other intangibles	1,063	1,485
Restructuring and impairment charges	305	155

	317,124	332,957

Income (loss) from continuing operations before income tax expense	28,209	(6,921)
Income tax (expense) benefit	(9,027)	2,319

Income (loss) from continuing operations	19,182	(4,602)
Discontinued operations, net of income taxes	(417)	—

Net income (loss)	$18,765	$(4,602)

Basic income (loss) per share:
Income from continuing operations	$0.51	$(0.11)
Discontinued operations	(0.01)	—

Net income (loss)	$0.50	$(0.11)

Diluted income (loss) per share:
Income from continuing operations	$0.41	$(0.11)
Discontinued operations	—	—

Net income (loss)	$0.41	$(0.11)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

(in thousands)

	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital in Excess	Treasury Stock
Balance at December 31, 2004	$259,227		$(609,048)	$(51,109)	$580	$1,178,121	$(259,317)
Comprehensive income:
Net income	18,765	$18,765	18,765
Other comprehensive income, net of tax
Net unrealized gain on hedges	741	741		741

Comprehensive income		$19,506

Stock issued upon exercise of stock options	13,319				14	13,305
Tax benefit from the exercise of stock options	12,995					12,995
Dividends paid, $.04 per share	(1,494)					(1,494)
Stock-based compensation	363					363

Balance at March 31, 2005	$303,916		$(590,283)	$(50,368)	$594	$1,203,290	$(259,317)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$19,182	$(4,602)
Adjustments to reconcile income (loss) to net cash used in continuing operations:
Provision for losses on instalment notes receivable	3,185	3,491
Depreciation	14,320	15,252
Benefit from deferred income taxes	(3,870)	(2,079)
Tax benefit on the exercise of employee stock options	12,995	—
Accumulated postretirement benefits obligation	(1,399)	(1,904)
Provision for (decrease in) other long-term liabilities	3,041	(1,638)
Amortization of other intangibles	1,063	1,485
Amortization of debt expense	1,626	1,382
Stock-based compensation expense	363	—
Decrease (increase) in assets:
Receivables	(3,767)	(14,786)
Income tax receivable	(74)	3,217
Inventories	(52,906)	(12,930)
Prepaid expenses	(992)	(3,397)
Increase (decrease) in liabilities:
Accounts payable	10,569	1,496
Accrued expenses	(11,104)	10,208
Accrued interest	466	(797)

Cash flows used in continuing operations	(7,302)	(5,602)
Cash flows used in discontinued operations	(417)	(3,611)

Cash flows used in operating activities	(7,719)	(9,213)

INVESTING ACTIVITIES
Notes originated from sales and resales of homes and purchases of loan portfolios	(93,812)	(119,903)
Cash collections on accounts and payouts in advance of maturity	106,915	114,077
Decrease in short-term investments, restricted	686	2,562
Additions to property, plant and equipment, net of retirements	(22,957)	(8,959)
Decrease (increase) in investments and other assets, net	328	(7,139)

Cash flows used in investing activities	(8,840)	(19,362)

FINANCING ACTIVITIES
Issuance of debt	47,400	76,500
Retirement of debt	(80,260)	(93,084)
Additions to unamortized debt expense	(583)	—
Dividends paid	(1,494)	(1,258)
Exercise of employee stock options	13,319	295

Cash flows used in financing activities	(21,618)	(17,547)

Net decrease in cash and cash equivalents	(38,177)	(46,122)
Cash and cash equivalents at beginning of period	46,924	59,982

Cash and cash equivalents at end of period	$8,747	$13,860

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Walter Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Certain reclassifications have been made to prior year's amounts to conform to the current period classifications.

Note 2—Stock-Based Compensation Plans

        The Company uses the intrinsic value method prescribed in APB Opinion 25 and related interpretations in accounting for stock options. The Company's restricted stock units are accounted for as a fixed plan under APB Opinion 25. Accordingly, compensation costs are measured using the excess, if any, of the Company's stock price at the grant dates in excess of the option or restricted stock unit price. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months ended March 31,
	2005	2004
Net income (loss), as reported	$18,765	$(4,602)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	236	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(727)	(544)

Pro forma net income (loss)	$18,274	$(5,146)

	For the three months ended March 31,
	2005	2004
Net income (loss) per share(1):
Basic—as reported	$0.50	$(0.11)
Basic—pro forma	0.48	(0.12)
Diluted—as reported	0.41	(0.11)
Diluted—pro forma	0.40	(0.12)

(1)
Weighted average basic shares outstanding were used in the 2004 period, as the use of fully diluted shares would have an anti-dilutive effect.

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for the three months ended March 31 were:

	2005	2004
Risk free interest rate	4.16%	5.02%
Dividend yield	0.40%	1.00%
Expected life (years)	6.0	7.0
Volatility	39.23%	39.86%

        During the first quarter of 2004, the Company established the Long-Term Incentive Award Plan Restricted Stock Unit Award Agreement (the "Agreement"). The restricted units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance. The Company records an equity and contra-equity amount, both equal to the market value of the restricted stock units on the date of grant, as a component of capital in excess of par value. Compensation expense is charged on a straight-line basis in the income statement based on the vesting period of the restricted stock units with a corresponding credit to capital in excess of par value. The Company recorded approximately $0.4 million of compensation expense for the three months ended March 31, 2005 and no compensation expense for the three months ended March 31, 2004.

Note 3—Restructuring and Impairments

        In December 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. In the fourth quarter of 2004, the Company decided to extend its coal production schedule for Mine No. 5 to the fourth quarter of 2006 due to favorable metallurgical coal pricing. The total expected costs of the shutdown are $14.5 million, of which approximately $9.4 million would qualify as restructuring costs and the remainder of the costs primarily representing workers' compensation and other incremental costs related to the closure of the mine will be charged to expense when incurred. Estimated expected costs associated with the shutdown and the amounts recorded to restructuring expenses are as follows (in thousands):

	Total Expected Costs	Restructuring charges expensed from inception to March 31, 2005	Restructuring charges expensed for the three months ended March 31, 2005	Restructuring charges expensed from inception to December 31, 2004
Termination benefits	$4,046	$1,616	$305	$1,311
Other employee-related costs	8,475	5,790	—	5,790
Other costs	2,001	67	—	67

Total	$14,522	$7,473	$305	$7,168

        Termination benefits consist primarily of one year's post-employment health benefits for United Mine Workers of America ("UMWA") employees and severance related to staff reductions of salaried personnel. Other employee-related costs includes approximately $5.8 million expensed in 2003 related to an increase in benefit costs associated with the curtailment of the UMWA other post-retirement benefits plan.

        Activity in accrued restructuring was as follows (in thousands):

	For the three months ended March 31, 2005	For the year ended December 31, 2004
Beginning balance	$1,588	$1,388
Restructuring expenses accrued	305	2,519
Restructuring payments	—	(653)
Reversal of prior accruals	—	(1,666)

Ending balance	$1,893	$1,588

Note 4—Restricted Short-Term Investments

        Restricted short-term investments at March 31, 2005 and December 31, 2004 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by Mid-State Trusts IV, VI, VII, VIII, IX, X, XI, XIV and 2004-1 (the "Trusts") ($92.2 million and $93.4 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.0 million and $6.5 million, respectively).

Note 5—Instalment Notes Receivable

        The instalment notes receivable is summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
Instalment notes receivable	$1,596,240	$1,619,148
Mortgage loans	115,761	109,257
Less: Allowance for losses	(11,084)	(11,200)

Net	$1,700,917	$1,717,205

        During the three months ended March 31, 2005 and 2004, the Company purchased $11.4 million and $8.3 million of third party mortgage loans, respectively.

        Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Balance at beginning of period	$11,200	$10,907
Provisions charged to income	3,185	3,491
Charge-offs, net of recoveries	(3,301)	(2,908)

Balance at end of period	$11,084	$11,490

Note 6—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$170,749	$122,956
Goods in process	43,215	37,597
Raw materials and supplies	43,481	44,095
Repossessed houses held for resale	29,008	28,899

Total inventories	$286,453	$233,547

Note 7—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Mortgage-Backed/Asset-Backed Notes:
Trust IV Asset Backed Notes	$304,271	$322,357
Trust VI Asset Backed Notes	191,253	198,366
Trust VII Asset Backed Notes	160,044	167,525
Trust VIII Asset Backed Notes	205,790	214,994
Trust IX Variable Funding Loan	63,974	36,974
Trust X Asset Backed Notes	284,064	292,178
Trust XI Asset Backed Notes	248,581	257,086
2004-1 Trust Asset Backed Notes	262,590	274,347
Trust XIV Variable Funding Loan	3,500	—

	1,724,067	1,763,827
Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	6,900	—
Convertible Senior Subordinated Notes	175,000	175,000

	181,900	175,000

Total	$1,905,967	$1,938,827

        The Mid-State Trust IX Variable Funding Loan Facility was a $400.0 million warehouse facility, which was reduced to $200.0 million on April 29, 2005, that matures on January 31, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.40%. The weighted average interest rate on amounts outstanding as of March 31, 2005 was 2.72%.

        The Mid-State Trust XIV Variable Funding Loan Agreement is a $200.0 million warehouse facility that matures on February 3, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.25%. The weighted average interest rate on amounts outstanding as of March 31, 2005 was 2.90%.

        The convertible senior subordinated notes are convertible at the option of the holder through June 30, 2005 having satisfied, as of March 31, 2005, the common stock price condition. The notes may continue to be convertible during future periods if the common stock sales price condition or other conditions are satisfied.

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consisted of a $245 million senior secured revolving credit facility that matures in

April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility was 0.50% until March 31, 2005. The interest rate on the revolving credit facility until March 31, 2005 was a floating rate of 350 basis points over LIBOR and on the senior secured loan was initially a floating rate of 425 basis points over LIBOR. LIBOR was 2.9% and 2.4% at March 31, 2005 and December 31, 2004, respectively.

        On March 31, 2005, the Company entered into a Seventh Amendment of its 2003 Credit Facility by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, SunTrust Bank, as Syndication Agent and L/C Issuer, BNP Paribas and Credit Lyonnais as Co-Documentation Agents and the Lenders thereto (the "Credit Agreement"). The Seventh Amendment increases the revolving credit facility by $20,000,000 to a total of $265,000,000. The Seventh Amendment also lowers the applicable rate attributed to borrowings, letter of credit fees, and commitment fees; increases the aggregate amount of permitted indebtedness related to capital leases, synthetic lease obligations and purchase money obligations for real property and fixed capital assets from $25,000,000 to $50,000,000; provides for up to $200,000,000 of subordinated debt; amends the Company's ability to pay dividends and repurchase its common stock to an amount not to exceed in any fiscal year $35,000,000 plus 50% of Consolidated Net Income for the immediately preceding fiscal year; allows the prepayment of subordinated debt under certain conditions; amends the Financial Covenants by (i) increasing the maximum permitted Consolidated Leverage Ratio from 2.75 to 1.0 to 3.50 to 1.0, (ii) adding a new Consolidated Senior Secured Leverage Ratio not to exceed 2.50 to 1.0, (iii) deleting the Fixed Charge Coverage Ratio, and (iv) adding a limitation on Capital Expenditures in each fiscal year; increases the threshold for lender approval for individual cash acquisitions from $50,000,000 to $100,000,000; and allows the Company to increase the Credit Agreement under certain conditions in an aggregate amount not to exceed $110,000,000 through increased commitments of existing lenders or the addition of new lenders.

        The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At March 31, 2005, letters of credit with a face amount of $70.3 million were outstanding and approximately $187.8 million was available under the Revolving Credit Facility.

Note 8—Pension and Other Employee Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$2,061	$1,961	$448	$475
Interest cost	5,539	5,568	4,014	3,927
Expected return on plan assets	(6,246)	(5,533)	—	—
Amortization of transition amount	—	(1)	—	—
Amortization of prior service cost	164	179	(1,721)	(1,634)
Amortization of net loss (gain)	1,575	1,540	497	(93)

Net periodic benefit cost	$3,093	$3,714	$3,238	$2,675

Note 9—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2005 and 2004 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2005		2004
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$18,765	$18,765	$(4,602)	$(4,602)
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	1,066	—	—

	$18,765	$19,831	$(4,602)	$(4,602)

Denominator:
Average number of common shares outstanding	37,720	37,720	41,927	41,927
Effect of dilutive securities:
Stock options(b)	—	1,275	—	—
3.75% convertible senior subordinated notes(a)	—	9,805	—	—

	37,720	48,800	41,927	41,927

Net income (loss) per share	$0.50	$0.41	$(0.11)	$(0.11)

(a)
Represents the interest, net of tax, and shares issuable upon conversation related to the Company's $175 million contingent convertible senior subordinated notes in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

(b)
Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock, which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period. Weighted average basic shares outstanding was used in the 2004 calculation, as the inclusion of potentially dilutive securities would have had an anti-dilutive effect.

Note 10—Financial Instruments

        On January 31, 2005, the Company entered into two $50 million hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the forecasted issuance date of the Company's next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. For the three months ended March 31, 2005, the Company recorded a gain in other long-term assets from these hedging instruments of $1.4 million, net of tax.

Note 11—Segment Information

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Three months ended March 31,
	2005	2004
Net sales and revenues:
Homebuilding	$48,679	$64,117
Financing	59,093	60,980
Industrial Products	115,582	114,077
Natural Resources	97,431	64,654
Other	32,700	26,822
Consolidating eliminations	(8,152)	(4,614)

Net sales and revenues	$345,333	$326,036

Segment operating income (loss):
Homebuilding	$(8,549)	$(8,809)
Financing(a)	14,586	13,847
Industrial Products	5,480	(1,550)
Natural Resources	24,542	(2,313)
Other	(2,478)	(3,929)
Consolidating eliminations	(1,760)	(222)

Operating income (loss)	31,821	(2,976)
Less corporate debt interest expense	(3,612)	(3,945)

Income (loss) from continuing operations before income tax (expense) benefit	28,209	(6,921)
Income tax (expense) benefit	(9,027)	2,319

Income (loss) from continuing operations	$19,182	$(4,602)

Depreciation:
Homebuilding	$1,196	$1,245
Financing	360	338
Industrial Products	6,552	6,853
Natural Resources	5,047	5,594
Other	1,165	1,222

Total	$14,320	$15,252

(a)
Operating income amounts are after deducting amortization of other intangibles of $1,063 and $1,485 for the three months ended March 31, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $31,435 and $31,726 for the three months ended March 31, 2005 and 2004, respectively.

Note 12—Commitments and Contingencies

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

        The Company believes that those portions of the Proof of Claim, which remain in dispute or are subject to appeals substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The Company believes that its tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

Environmental

        The Company and its U.S. Pipe subsidiary have been identified as potentially responsible parties ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances in Anniston, Alabama. The Company and U.S. Pipe are among many such PRP's, and a significant number of the PRP's are substantial companies. A Consent Order has been negotiated between the PRP's and the EPA, which the PRP's, including the Company and U.S. Pipe, have signed. The Consent Order remains subject to a public comment period before it will come into effect. Management estimates the Company's and U.S. Pipe's aggregate share of liability for cleanup under the Consent Order, after allocation among the several PRPs, will be approximately $4 million, which was accrued in 2004. Management does not believe that the Company's and U.S. Pipe's share of any liability will have a material adverse effect on the financial condition of the Company and its subsidiaries, but could be material to results of operations in future reporting periods.

Miscellaneous Litigation

        During the three months ended March 31, 2005, the Company entered into a settlement and release agreement with a former insurer whereby the former insurer agreed to pay $5.1 million, net of legal fees, to the Company for historical insurance claims that had not previously been submitted to the insurance company for reimbursement. The Company released the insurer of both past and future claims. During the three months ended March 31, 2005, the Company received $2.8 million. The remainder is expected to be received in the first quarter of 2006. The Company recorded a $5.1 million reduction to selling, general and administrative expenses in the Industrial Products segment.

        On March 29, 2005, an order granting summary judgment in the Company's favor was entered in a lawsuit that Drummond Company, Inc. had filed in state court in Tuscaloosa County, Alabama on October 29, 2001 against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). In the lawsuit Drummond had claimed that it was entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly owned subsidiary of the Company. The court found otherwise. As a result, the Company reversed a $1.1 million accruals for royalty payments to Drummond and recorded a corresponding reduction to cost of sales in the Other segment, which includes United Land Corporation, for the three months ended March 31, 2005. At trial, the jury awarded damages of ten dollars to Drummond and found against the Company on its counterclaim. Drummond has appealed. Management does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

        Per the agreement between the Company and Oxbow Carbon and Minerals LLC for the sale of the AIMCOR business, the final sales price is subject to certain post-closing cash and working capital adjustments defined in the agreement, which are subject to resolution through an arbitration process provided for in the agreement. The Company recorded a receivable in 2003 of approximately $16 million for estimated net cash and working capital adjustments due to the Company based upon the monthly closing financial statements provided by AIMCOR's management as of November 30, 2003. That receivable has been reduced by insurance proceeds, related to claims made prior to the sale, to approximately $14 million as of March 31, 2005. Oxbow claimed that the cash and net working capital adjustment, based on statements Oxbow prepared as of December 2, 2003, should result in a payment to Oxbow of approximately $17.8 million. The Company originally disputed approximately $121 million of post-closing adjustments and working capital items. The Company filed for arbitration against Oxbow in May of 2004. On March 2, 2005, the arbitrator issued an award on $35 million of disputed items that had been submitted to arbitration and awarded $22.7 million to the Company. The Company is pursuing the remaining items totaling $86 million, of which approximately $10 million would need to be adjudicated in the Company's favor in order for the Company to fully collect the receivable. The ultimate collection of the receivable, or any amount in excess of the receivable, is subject to the resolution of the arbitration described above. Management intends to vigorously pursue full recovery. Management does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

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

Note 13—Subsequent Events

        On April 28, 2005, the Board of Directors declared a $0.04 per share dividend payable on June 10, 2005 to shareholders of record on May 12, 2005.

        On April 29, 2005, the Company amended the Mid-State Trust IX Variable Funding Loan Facility from a $400.0 million to a $200.0 million warehouse facility. The Amendment also extends the maturity date to January 31, 2006. The Mid-State Trust IX Variable Funding Loan Facility and the Mid-State Trust XIV Variable Funding Loan Facility that closed in February 2005, provide an aggregate of $400.0 million of temporary financing for the origination of instalment sales contracts and mortgage loans.

Note 14—New Accounting Pronouncements

        In December 2004, the FASB released revised FASB No. 123(R), "Share-Based Payment", ("FAS 123R") which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123R will be adopted by the Company beginning January 1, 2006. The Company expects to utilize the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The impact of the adoption of FAS 123R on the 2006 financial statements has not yet been determined. However, see Note 2 for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous FAS 123, "Accounting for Stock-Based Compensation."

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", ("FIN 47"), which is an interpretation of FASB No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation does not have a material impact on our financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 11 of "Notes to Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended March 31, 2005 and 2004

	For the three months ended March 31, 2005
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$48,590	$3,875	$115,539	$95,613	$30,587	$(7,474)	$286,730
Interest income on instalment notes	—	53,493	—	—	—	—	53,493
Miscellaneous income	89	1,725	43	1,818	2,113	(678)	5,110

Net sales and revenues	48,679	59,093	115,582	97,431	32,700	(8,152)	345,333
Cost of sales	38,851	1,746	98,565	59,492	25,134	(6,392)	217,396
Interest expense(1)	—	31,435	—	—	—	—	31,435

	9,828	25,912	17,017	37,939	7,566	(1,760)	96,502
Depreciation	1,196	360	6,552	5,047	1,165	—	14,320
Selling, general & administrative	17,298	6,778	5,348	3,933	9,213	—	42,570
Provision for losses on instalment notes	—	3,185	—	—	—	—	3,185
Postretirement benefits	(117)	(60)	(363)	4,112	(334)	—	3,238
Amortization of other intangibles	—	1,063	—	—	—	—	1,063
Restructuring & impairment charges	—	—	—	305	—	—	305

Operating income (loss)	$(8,549)	$14,586	$5,480	$24,542	$(2,478)	$(1,760)	31,821

Corporate debt interest expense							(3,612)

Income from continuing operations before income taxes							$28,209

(1)
Excludes corporate debt interest expense.

	For the three months ended March 31, 2004
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$64,060	$4,298	$113,790	$63,034	$24,889	$(4,388)	$265,683
Interest income on instalment notes	—	55,266	—	—	—	—	55,266
Miscellaneous income	57	1,416	287	1,620	1,933	(226)	5,087

Net sales and revenues	64,117	60,980	114,077	64,654	26,822	(4,614)	326,036
Cost of sales	52,003	3,163	99,056	55,344	20,738	(4,312)	225,992
Interest expense(1)	—	31,726	—	—	—	—	31,726

	12,114	26,091	15,021	9,310	6,084	(302)	68,318
Depreciation	1,245	338	6,853	5,594	1,222	—	15,252
Selling, general & administrative	19,801	6,974	9,866	2,758	9,080	(80)	48,399
Provision for losses on instalment notes	—	3,491	—	—	—	—	3,491
Postretirement benefits	(123)	(44)	(444)	3,412	(289)	—	2,512
Amortization of other intangibles	—	1,485	—	—	—	—	1,485
Restructuring & impairment charges	—	—	296	(141)	—	—	155

Operating income (loss)	$(8,809)	$13,847	$(1,550)	$(2,313)	$(3,929)	$(222)	(2,976)

Corporate debt interest expense							(3,945)

Loss from continuing operations before income taxes							$(6,921)

(1)
Excludes corporate debt interest expense.

Overview

        The Company's net income for the quarter ended March 31, 2005 was $18.8 million, or $0.41 per diluted share, which compares to a net loss in the year ago period of $4.6 million, or $0.11 per share. Net income for the quarter principally reflects increased pricing and favorable production volume and mining costs in the Natural Resources segment, $5.1 million from a favorable insurance claim settlement in the Industrial Products segment and consistent earnings performance in the Financing segment partially offset by a loss in the Homebuilding segment.

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 80% to $63.98 per ton in the current period compared to the prior year period.

  •
  Industrial Products results in the current period include a $5.1 million insurance claims settlement.

  •
  Homebuilding had 29% fewer unit completions, partially offset by 7% higher sales prices and lower advertising and overhead costs.

  •
  Financing results in the current period reflect a reduction in a number of expenses partially offset by a decrease in interest income due to the decline in the portfolio balance.

  •
  Current period results at Sloss reflect higher furnace and foundry coke pricing, partially offset by increases in production costs, higher metallurgical coal raw material costs and expenses from a legal settlement.

  •
  Current period results also include a reversal of a $1.1 million accrual in the Company's land group resulting from a favorable court ruling related to a coal mineral rights dispute.

        Other developments, trends and factors that may impact future results include:

  •
  Natural Resources has completed its 12-month contract negotiations for metallurgical coal shipments beginning in July 2005. Metallurgical coal sales prices reflected in these contracts average $107 per ton, which have approximately doubled over the prior contract period.

  •
  Due to railway transportation congestion and increased mining production, coal inventories are increasing. The Company is working with its rail carrier on alternatives to increase capacity to alleviate this congestion. The Company also expects to complete a new barge loading facility in August 2005, which will provide an alternative method of transporting metallurgical coal.

  •
  In addition to the previously announced $135 million Mine No. 7 expansion, the Company is pursuing an additional expansion opportunity at Mine No. 7 to produce approximately 0.7 million tons of coal in 2007. Costs to develop this area and build the required infrastructure are estimated at approximately $6.1 million.

  •
  Scrap metal costs in the Industrial Products segment have leveled off in relation to current pricing.

  •
  Recent marketing initiatives and home park sales center enhancements are driving improved sales order trends in Homebuilding, with same-store sales orders up 16% in the first quarter versus the prior year period.

  •
  Homebuilding has completed twenty-three renovations of its home parks, including eight in the first quarter, and plans to complete forty more during the year.

  •
  Our Southeast and Atlantic Homebuilding divisions continue to experience construction-related delays primarily related to personnel turnover and sub-contractor availability. The Company is aggressively addressing these issues and has dedicated additional human resources and information technology personnel to resolve these critical constraints.

  •
  The Company received a favorable ruling in the Drummond case over surface mining rights to coal on certain Company-owned properties. Although the ruling has been appealed, the Company is moving aggressively to develop these deposits of steam and metallurgical coal. The amount of coal and the timetable to mine it have not been fully developed.

  •
  The Financing segment expects to increase loan acquisition activity through Walter Mortgage Company as a strategy to offset the lower level of originations from the Homebuilding segment.

        Net sales and revenues for the three months ended March 31, 2005 were $345.3 million, a 6% increase from $326.0 million for the quarter ended March 31, 2004, primarily driven by higher coal prices at Natural Resources along with higher pricing at U.S. Pipe and Sloss. Homebuilding revenues were $48.7 million representing a 24% decline from the prior year period as a result of fewer unit completions.

        Cost of sales, exclusive of depreciation, of $217.4 million was 75.8% of net sales in the 2005 period versus $226.0 million and 85.1% of net sales in the comparable period of 2004. The decrease in cost of sales of $8.6 million and the decrease in cost of sales as a percentage of net sales is due to increases in sales prices at Natural Resources, Industrial Products and Sloss and lower coal production costs in the Natural Resources segment, partially offset by higher scrap metal costs in the Industrial Products segment.

        Depreciation for the three months ended March 31, 2005 was $14.3 million, a decrease of $1.0 million from the same period in 2004, primarily in the Natural Resources and Industrial Products segments.

        Selling, general and administrative expenses of $42.6 million were 12.3% of net sales and revenues in the 2005 period, compared to $48.4 million and 14.8% in 2004. The decrease is primarily due to a $5.1 million insurance claim settlement in the Industrial Products segment and a decrease of

$2.5 million in the Homebuilding segment due to lower advertising, lower costs from 26 branch closures, severance and employee-related costs. These were partially offset by an increase of $1.1 million in the Natural Resources segment primarily due to higher legal costs in the current period.

        Provision for losses on instalment notes decreased to $3.2 million in the 2005 period, compared to $3.5 million in 2004 due to lower delinquency rates leading to reduced foreclosure activity.

        Interest expense on corporate debt decreased $0.3 million to $3.6 million in the 2005 period due to lower interest rates on corporate debt. Current year debt included $6.9 million outstanding under the revolving credit facility, plus $175 million in convertible senior subordinated notes that have a fixed interest rate of 3.75%, while the prior year debt included a revolving credit facility, which had an interest rate of 350 basis points over LIBOR (4.6%) and a term loan facility, which had an interest rate of 425 basis points over LIBOR (5.4%).

        The Company's effective tax rate for the three months ended March 31, 2005 and 2004 differed from the federal statutory rate primarily due to depletion deductions related to the Company's Natural Resources operations and the effect of state income taxes.

Segment Analysis:

Homebuilding

        Net sales and revenues were $48.7 million for the three months ended March 31, 2005, a decrease of $15.4 million from the quarter ended March 31, 2004 as a result of lower unit completions, partially offset by higher average selling prices. Total unit completions decreased by 263, or 29%, compared to the year earlier period. The modular business completed 110 homes in the current quarter, 40 less than the year-ago period due to poor weather in 2005. Excluding the modular business, 540 units were completed in the current period, compared to 763 in the year-ago period. This decrease is due to fewer sales orders in the second and third quarter of last year, fewer sales branches in 2005 compared to the prior year and construction challenges in two divisions due to personnel turnover and sub-contractor availability. Since March 31, 2004, the Company has closed 26 underperforming sales branches, which delivered 110 unit completions in the prior year period. The higher average selling price reflects the Company's ongoing strategy to market and sell larger homes with more amenities.

	Three months ended March 31,
	2005	2004
Homes Completed	650	913
Average Net Selling Price	$74,800	$70,100

        The estimated backlog at March 31, 2005 of homes to be constructed was $164 million, or 2,198 homes, compared to $143 million, or 2,001 homes, at December 31, 2004 and $142 million, or 2,024 homes, at March 31, 2004.

        The operating loss was $8.5 million for the three months ended March 31, 2005 compared to an operating loss of $8.8 million in the year-ago period. The decrease was due to cost reduction activities such as reduced advertising expense and lower overhead costs resulting from 26 branch closures in 2004, and higher sales prices, which were partially offset by fewer unit completions.

        As a result of construction-related delays that have been caused by personnel turnover and sub-contractor availability, the Company has dedicated human resources and information technology personnel to accelerate the recruiting and hiring of experienced field construction personnel and to implement system improvements to better facilitate purchasing and construction processes. The Company also launched a second TV campaign that will run for four weeks thru May 2005 and includes a free appliance package promotion.

        The Homebuilding segment continues to implement initiatives to increase productivity and profitability, and the segment expects to report a moderate profit in the fourth quarter of 2005.

Financing

        Net sales and revenues were $59.1 million in the 2005 period, a decrease of $1.9 million from $61.0 million for the year-ago period. This decrease was attributed to reduced yields on the instalment note portfolio, as well as a decrease in the instalment notes portfolio balance caused by lower Homebuilding segment mortgage origination production and high prepayment activity. Operating income increased by $0.8 million, to $14.6 million in the 2005 period. Current period results included income of $1.1 million, primarily from reductions in accruals for insurance claims and other costs. Excluding these items, operating income was essentially flat with the 2004 period. Reduced selling, general and administrative costs, lower interest expense and a lower provision for losses on instalment notes for the current period were offset by the overall decline in portfolio earnings.

        Prepayment speeds were 10.0% in the 2005 period, down 48 basis points from the fourth quarter of 2004, reflecting industry-wide increases in mortgage rates during the period. Prepayment speeds were 8.4% in the prior year period. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 3.9% at March 31, 2005, down from 4.5% at March 31, 2004 and from 4.9% at December 31, 2004, reflecting improved mortgage servicing performance.

Industrial Products

        Net sales and revenues were $115.6 million for the three months ended March 31, 2005 compared to $114.1 million in the year-earlier period. The prior year period included $5.9 million of revenue from Vestal Manufacturing, which was sold in April 2004 and did not qualify for discontinued operations accounting treatment. The increase was primarily due to a 26% increase in ductile iron pipe selling prices, partially offset by a 10% decrease in ductile iron pipe sales volume and a 37% decrease in fittings sales volumes due to wet weather in the Western and Southern regions of the country which delayed construction project deliveries. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe's pricing actions since June 2003 have more than offset scrap metal and other manufacturing cost increases.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at March 31, 2005 was approximately $150 million compared to $115 million at December 31, 2004 and $126 million at March 31, 2004.

        Operating income for the segment totaled $5.5 million for the quarter, compared to a $1.6 million loss in the prior-year period. Operating income was favorably impacted by a $5.1 insurance claim settlement. Excluding this settlement, operating income improved $2.0 million as compared with the prior year period due to higher pricing, partially offset by lower volumes due to poor weather and higher scrap metal costs.

Natural Resources

        Net sales and revenues were $97.4 million for the three months ended March 31, 2005, an increase of $32.7 million from the $64.7 million in the prior year period. The increase was primarily due to higher metallurgical coal prices partially offset by decreased natural gas volumes.

	Three months ended March 31,
	2005	2004
Average Natural Gas Selling Price (per MCF)	$6.75	$6.16
Billion Cubic Feet of Natural Gas Sold	1.8	2.0
Number of Natural Gas Wells	391	387
Average Coal Selling Price (per Ton)	$56.47	$35.36
Tons of Coal Sold	1.5 million	1.5 million
Tons of Coal Mined	1.9 million	1.5 million

        For the three months ended March 31, 2005, Natural Resources' operating income was $24.5 million, compared to an operating loss of $2.3 million in the prior year period. The increase was primarily due to higher metallurgical coal prices, partially offset by lower natural gas volumes, higher royalty payments and increased employee-related costs.

Other

        Net sales and revenues were $32.7 million for the three months ended March 31, 2005, an increase of $5.9 million from the $26.8 million in the prior year period. Sloss revenues were $6.0 million higher than the previous period due to higher furnace coke and foundry coke prices partially offset by lower sales volumes. Sloss operating income was $1.8 million in the 2005 period, equal to the prior year period as higher furnace and foundry coke pricing was offset by increases in production costs, higher metallurgical coal raw material costs and expenses from a legal settlement. Operating income for the segment also included an accrual reduction in the Company's land group of $1.1 million recorded in cost of sales due to a favorable court ruling related to a coal mineral rights dispute.

        Net general corporate expenses, principally included in selling, general and administrative expense, were $5.7 million for the three months ended March 31, 2005 compared to $5.9 million for the three months ended March 31, 2004. Corporate expenses declined due to lower employee-related costs of $0.7 million partially offset by higher professional fees related to internal and external audit services of $0.5 million.

FINANCIAL CONDITION

        Cash decreased from $46.9 million at December 31, 2004 to $8.7 million at March 31, 2005 reflecting $7.7 of cash flows used in operations, $8.9 million of cash flows used in investing activities, and $21.6 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Instalment notes receivable include instalment notes generated principally from the financing of homes constructed by the Homebuilding segment and purchased by the Financing segment and mortgage loans originated or purchased by the Financing segment. Instalment notes were $1,596.2 million at March 31, 2005, a decrease of $22.9 million from December 31, 2004 principally as a result of reduced volume of Homebuilding units and prepayments of outstanding balances. Mortgage loans were $115.8 million at March 31, 2005, an increase of $6.5 million from December 31, 2004 resulting from acquisitions of third party loans and refinancing of instalment notes.

        The allowance for losses on instalment notes receivable was $11.1 million at March 31, 2005 and $11.2 million at December 31, 2004. Delinquencies (the percentage of amounts outstanding over

30 days past due) were 3.9% at March 31, 2005, 4.5% at March 31, 2004 and 4.9% at December 31, 2004. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Balance at beginning of period	$11,200	$10,907
Provisions charged to income	3,185	3,491
Charge-offs, net of recoveries	(3,301)	(2,908)

Balance at end of period	$11,084	$11,490

        Inventories increased $53.0 million to $286.5 million at March 31, 2005 compared to $233.5 million at December 31, 2004, primarily related to (i) Industrial Products ($38.2 million) due to scheduled inventory buildups associated with the seasonality of the business and wet weather which delayed shipments to construction projects and (ii) Natural Resources ($14.2 million) due to increased coal production, coupled with rail transportation congestion preventing deliveries to the Port of Mobile, Alabama.

        Accounts payable of $100.8 million at March 31, 2005 increased $10.6 million compared to December 31, 2004 primarily as a result of the timing of vendor payments and the seasonality of material purchases.

        Accrued expenses were $114.6 million at March 31, 2005, a decrease of $11.1 million from December 31, 2004 primarily due to the payment of previously established incentive accruals, payment of previously established Homebuilding legal accruals and payment of Financing hurricane insurance claims.

        Mortgage-backed/asset-backed notes decreased to $1,724.1 million from $1,763.8 million due to principal payments on the trusts, partially offset by borrowings on new loan originations from the sale of homes.

        Senior debt of $6.9 million at March 31, 2005 represents short-term borrowings on the revolving credit facility.

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

        At March 31, 2005, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and primarily consisted of seven issues of public debt providing financing for instalment notes receivable purchased by Mid-State. Mortgage debt also includes outstanding borrowings under two $200.0 million warehouse facilities (the "Trust IX Variable Funding Loan Facility" and the "Trust XIV Variable Funding Loan Facility") providing temporary financing to Mid-State for its current purchases of instalment notes from Homebuilding and its purchases of mortgage loans from Walter Mortgage Company. At March 31, 2005, there was $64.0 and $3.5 million outstanding under the Trust IX and Trust XIV Variable Funding Loan Facilities, respectively, and $136.0 and $196.5 million was available for future borrowings, respectively.

        As of March 31, 2005, total debt has decreased by $32.9 million compared to December 31, 2004, resulting from principal payments on the various mortgage-backed/asset-backed notes amounting to $70.3 million partially offset by new loan originations from the sale of homes of $30.5 million and net borrowings on the revolving credit facility of $6.9 million.

Convertible Notes and Senior Debt

        In April 2004, the Company issued $175 million of convertible senior subordinated notes, which will mature on May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable by the Company at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1, 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

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

        The convertible senior subordinated notes are convertible at the option of the holder through June 30, 2005 having satisfied, as of March 31, 2005, the common stock price condition. The notes may continue to be convertible during future periods if the common stock sales price condition or other conditions are satisfied.

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

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility was 0.50% until March 31, 2005. The interest rate on the revolving credit facility until March 31, 2005 was a floating rate of 350 basis points over LIBOR and on the senior secured loan was initially a floating rate of 425 basis points over LIBOR. LIBOR was 2.9% and 2.4% at March 31, 2005 and December 31, 2004, respectively.

        On March 31, 2005, the Company entered into a Seventh Amendment of its 2003 Credit Facility by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, SunTrust Bank, as Syndication Agent and L/C Issuer, BNP Paribas and Credit Lyonnais as Co-Documentation Agents and the Lenders thereto (the "Credit Agreement"). The Seventh Amendment increases the revolving credit facility by $20,000,000 to a total of $265,000,000. The Seventh Amendment also lowers the applicable rate attributed to borrowings, letter of credit fees, and commitment fees; increases the aggregate amount of permitted indebtedness related to capital leases, synthetic lease obligations and purchase money obligations for real property and fixed capital assets from $25,000,000 to $50,000,000; provides for up to $200,000,000 of subordinated debt; amends the Company's ability to pay dividends and repurchase its common stock to an amount not to exceed in any fiscal year $35,000,000 plus 50% of Consolidated Net Income for the immediately preceding fiscal year; allows the prepayment of subordinated debt under certain conditions; amends the Financial Covenants by (i) increasing the maximum permitted Consolidated Leverage Ratio from 2.75 to 1.0 to 3.50 to 1.0, (ii) adding a new Consolidated Senior Secured Leverage Ratio not to exceed 2.50 to 1.0, (iii) deleting the Fixed Charge Coverage Ratio, and (iv) adding a limitation on Capital Expenditures in each fiscal year; increases the threshold for lender approval for individual cash acquisitions from $50,000,000 to $100,000,000; and allows the Company to increase the Credit Agreement under certain conditions in an aggregate amount not to exceed $110,000,000 through increased commitments of existing lenders or the addition of new lenders.

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

        EBITDA, as defined in the 2003 Credit Facility, excludes the EBITDA generated by the Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the financing trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facility could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior secured debt becoming immediately due and payable. At March 31, 2005, the Company was in compliance with these covenants.

        At March 31, 2005, there was $6.9 million outstanding under the $265 million revolving credit facility. The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At March 31, 2005, letters of credit with a face amount of $70.3 million were outstanding. At March 31, 2005, approximately $187.8 million was available under the revolving credit facility.

        As of March 31, 2005, the Company's 2003 Credit Facility was rated BB by Standard & Poors and Ba2 by Moody's Investor Services, both with a stable outlook. Additionally, the Company's convertible senior subordinated notes were rated B1 by Moody's and B+ by Standard & Poors.

Mid-State Activity

        The Mid-State Trust IX Variable Funding Loan Facility was a $400.0 million warehouse facility, which was reduced to $200.0 million on April 29, 2005, that matures on January 31, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.40%.

        The Mid-State Trust XIV Variable Funding Loan Agreement is a $200.0 million warehouse facility that matures on February 3, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.25%.

        Trust IX and Trust XIV ("the Trusts") are Delaware Statutory Trusts whose assets are limited to pledged instalment notes, mortgage notes and mortgages purchased from Mid-State. The Trusts' covenants, among other things, restrict the ability of the Trusts to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default related to a Reserve Account Event include the mortgage pool exceeding average consecutive three-month delinquency and default ratios of 2.5% and 5.0%. The failure to comply with these and other covenants could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balances and accrued interest becoming immediately due and payable. A default that remains uncured might result in the curtailment of the Company's production activities and negatively affect its ability to securitize its production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. The Trusts were in compliance with these covenants at March 31, 2005.

        Mid-State Homes and Walter Mortgage Company are servicers under the Trusts and make customary representations and warranties with regard to their servicing activities. A servicer default under the Trusts, which includes the maintenance of a minimum net worth at Mid-State, if not cured, amended or waived, could result in the servicers being terminated and replaced by a successor servicer. The replacement of Mid-State and WMC would have a negative effect on their financial condition.

        The Company believes that the Mid-State Trust IX Variable Funding Loan Facility, the Mid-State Trust XIV Variable Funding Loan Agreement or similar warehouse lines of credit, will provide Mid-State with the funds needed to purchase the instalment notes and mortgages generated by the Homebuilding segment and Walter Mortgage Company.

        In December 2003, Mid-State Capital Corporation, a wholly-owned subsidiary of Mid-State Holdings Corporation, filed a shelf registration statement on Form S-3 totaling $1.2 billion for future permanent financings of instalment notes and mortgage loans. It is anticipated that Mid-State will continue to use the Trust IX Variable Funding Loan Facility, Mid-State Trust XIV Variable Funding Loan Agreement or similar warehouse lines of credit, to finance the purchase of additional instalment notes and mortgage loans generated from the future sales of homes as well as the origination and purchase of loans by Walter Mortgage Company. The Company also expects to utilize all or a significant portion of the remaining $906 million under its shelf registration to provide long-term financing of its originated mortgage assets.

Statement of Cash Flows

        Cash totaled $8.7 million and $46.9 million at March 31, 2005 and December 31, 2004, respectively. The decrease in cash is primarily the result of net paydowns of debt ($32.9 million), cash flows used in operating activities ($7.7 million) and purchases of property, plant and equipment, net of retirements ($23.0 million) which exceeded cash flows provided by other financing and investing activities.

        Cash flows used in operating activities for the three months ended March 31, 2005 were $7.7 million compared with $9.2 million for the three months ended March 31, 2004. The decrease in cash flows used in continuing operations was principally due to increased net income and a

$13.0 million tax benefit from the exercise of employee stock options partially offset by an increase in net working capital.

        Capital expenditures, net of retirements, totaled $23.0 million in the three months ended March 31, 2005 related principally to underground mining and natural gas well equipment at Natural Resources and molding equipment at Industrial Products. Commitments for capital expenditures at March 31, 2005 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2005 will approximate $125 million. Actual expenditures in 2005 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        For the three months ended March 31, 2005, the Company paid approximately $2.3 million of interest on corporate debt. For the year ending December 31, 2005, the Company estimates that total cash interest payments related to corporate debt will be approximately $11.8 million.

        On April 28, 2005, the Board of Directors declared a $0.04 per share dividend payable on June 10, 2005 to shareholders of record on May 12, 2005.

MARKET RISK

        The Company's primary market risk exposures relate to (i) restricted short-term investments, (ii) interest rate risk during the build-up of assets in the mortgage warehouse lines, (iii) prepayments on the instalment notes receivable portfolio, (iv) interest rate risk on short and long-term borrowings, (v) interest rate risk on pension and other post employment benefit obligations, (vi) commodity risks associated with the purchase of raw materials and hedge contracts with respect to the purchase and sales of natural gas, and (vii) interest rate risk associated with hedge contracts with respect to the issuance of mortgage-backed securities. There have been no material changes, other than those described below, to the information in "Item 7a. Qualitative and Quantitative Disclosures About Market Risk" described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

        The Company's exposure to interest rate risk has been reduced due to the issuance of fixed-rate convertible senior subordinated notes and the payoff of the variable-rate Term Loan during April 2004.

        The Company's fixed-rate instalment notes receivables were $1.712 billion and fixed-rate mortgage-backed/asset-backed notes were $1.657 billion as of March 31, 2005. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments although changes in interest rates could affect the fair value of such instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

        The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

        On January 31, 2005, the Company entered into two $50 million hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the forecasted issuance date of the Company's next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. For the three months ended March 31, 2005, the Company recorded a gain in other long-term assets from these hedging instruments of $1.4 million, net of tax.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB released revised FASB No. 123(R), "Share-Based Payment", ("FAS 123R") which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123R will be adopted by the Company beginning January 1, 2006. The Company expects to utilize the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The impact of the adoption of FAS 123R on the 2006 financial statements has not yet been determined. However, see Note 2 for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous FAS 123, "Accounting for Stock-Based Compensation."

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", ("FIN 47"), which is an interpretation of FASB No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation does not have a material impact on our financial condition or results of operations.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 12 in this Form 10-Q for a description of current legal proceedings.

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 12 in this Form 10-Q). The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company's consolidated financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Purchase of Equity Securities by the Company and Affiliated Purchasers.

        During the quarter ended March 31, 2005, there were no share repurchases and at March 31, 2005, $7.5 million remains available under the Common Stock share repurchase program. During the quarter ended March 31, 2005, the Company has not determined to terminate the program.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number
10.11
Amended and Restated Credit Agreement by and among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, SunTrust Bank, as Syndication Agent and L/C Issues, BNP Paribas and Calyon New York Branch, as Co-Documentation Agents and Bank of America Securities LLC, as Joint Lead Arranger and Sale Book Manager, and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arranger
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

  (b)
  Current Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on January 4, 2005 with respect to the press release dated January 3, 2005 announcing the commencement of a conversion period for its holders of its 3.75% convertible senior subordinated notes.

        The Company filed a Current Report on Form 8-K on February 8, 2005 announcing the completion of a Variable Funding Loan Agreement between Mid-State Trust XIV and several financial institutions for a $200.0 million warehouse facility renewable on February 3, 2006.

        The Company filed a Current Report on Form 8-K on February 23, 2005 with respect to the press releases dated February 22, 2005 announcing the fourth quarter 2004 earnings, first quarter and full year 2005 earnings expectations, and the intended retirement of Don DeFosset, Chairman, President and Chief Executive Officer of the Company.

        The Company filed a Current Report on Form 8-K on February 24, 2005 announcing the Company's Named Executive Officers' salary changes, 2005 financial objectives and incentive plan cash awards, as well as announcing a change in non-employee director retainer fees.

        The Company filed a Current Report on Form 8-K on March 3, 2005 announcing grants of restricted stock units and non-qualified stock options to Company's Named Executive Officers, as well as announcing an agreement entered into by the Company and Don DeFosset setting forth terms related to his previously announced retirement.

        The Company filed a Current Report on Form 8-K on March 7, 2005 with respect to the press release dated March 4, 2005 raising its full year 2005 earnings expectation.

        The Company filed a Current Report on Form 8-K on March 22, 2005 announcing that Perry Golkin and Simon E. Brown informed the Company that they did not intend to stand for re-election as directors of the Company at the Company's annual meeting of stockholders on April 28, 2005, as well as announcing that the Board of Directors approved a resolution on March 21, 2005 that effective upon the election of directors at the annual meeting, the number of directors that shall constitute the Board will be seven.

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

Date: May 10, 2005

QuickLinks

PART I—FINANCIAL INFORMATION WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES
WALTER INDUSTRIES, INC.