Form 10-Q
period 2005-06-30
WALTER INDUSTRIES INC /NEW/
filed 2005-08-09
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

        There were 38,709,762 shares of common stock of the registrant outstanding at July 31, 2005.

PART I—FINANCIAL INFORMATION

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2005	December 31, 2004
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$29,207	$46,924
Short-term investments, restricted	95,249	99,905
Instalment notes receivable, net of allowance of $11,099 and $11,200, respectively	1,703,739	1,717,205
Receivables, net	206,945	170,219
Income tax receivable	15,082	14,977
Inventories	294,263	233,547
Prepaid expenses	19,112	16,871
Property, plant and equipment, net	348,018	334,678
Investments	6,096	6,165
Deferred income taxes	35,412	47,943
Unamortized debt expense	34,442	36,726
Other long-term assets, net	42,955	46,340
Goodwill and other intangibles, net	143,000	144,986

	$2,973,520	$2,916,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$108,608	$90,217
Accrued expenses	123,016	125,681
Debt:
Mortgage-backed/asset-backed notes	1,697,505	1,763,827
Senior debt	20,000	—
Convertible senior subordinated notes	175,000	175,000
Accrued interest	16,403	16,813
Accumulated postretirement benefits obligation	279,485	282,599
Other long-term liabilities	209,861	203,122

Total liabilities	2,629,878	2,657,259

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—59,469,658 and 57,953,136 shares	595	580
Capital in excess of par value	1,204,221	1,178,121
Accumulated deficit	(548,802)	(609,048)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(53,055)	(51,109)

Total stockholders' equity	343,642	259,227

	$2,973,520	$2,916,486

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,
	2005	2004
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$382,823	$322,363
Interest income on instalment notes	53,110	56,407
Miscellaneous	5,281	1,098

	441,214	379,868

Cost and expenses:
Cost of sales (exclusive of depreciation)	270,083	258,398
Depreciation	14,505	15,249
Selling, general and administrative	54,015	50,114
Provision for losses on instalment notes	1,949	2,902
Postretirement benefits	3,234	593
Interest expense—mortgage-backed/asset-backed notes	31,102	30,276
Interest expense—corporate debt	4,097	6,206
Amortization of other intangibles	923	1,352
Restructuring and impairment charges	305	359

	380,213	365,449

Income before income tax expense	61,001	14,419
Income tax expense	(19,520)	(6,156)

Net income	$41,481	$8,263

Basic income per share:	$1.07	$0.22

Diluted income per share:	$0.87	$0.20

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended June 30,
	2005	2004
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$669,553	$588,046
Interest income on instalment notes	106,603	111,673
Miscellaneous	10,391	6,185

	786,547	705,904

Cost and expenses:
Cost of sales (exclusive of depreciation)	487,479	484,390
Depreciation	28,825	30,501
Selling, general and administrative	96,585	98,513
Provision for losses on instalment notes	5,134	6,393
Postretirement benefits	6,472	3,105
Interest expense—mortgage-backed/asset-backed notes	62,537	62,002
Interest expense—corporate debt	7,709	10,151
Amortization of other intangibles	1,986	2,837
Restructuring and impairment charges	610	514

	697,337	698,406

Income from continuing operations before income tax expense	89,210	7,498
Income tax expense	(28,547)	(3,837)

Income from continuing operations	60,663	3,661
Discontinued operations, net of income taxes	(417)	—

Net income	$60,246	$3,661

Basic income per share:
Income from continuing operations	$1.59	$0.09
Discontinued operations	(0.01)	—

Net income	$1.58	$0.09

Diluted income per share:
Income from continuing operations	$1.29	$0.09
Discontinued operations	(0.01)	—

Net income	$1.28	$0.09

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital in Excess	Treasury Stock
	(in thousands)
Balance at December 31, 2004	$259,227		$(609,048)	$(51,109)	$580	$1,178,121	$(259,317)
Comprehensive income:
Net income	60,246	$60,246	60,246
Other comprehensive income (loss), net of tax
Net unrealized loss on hedges	(1,946)	(1,946)		(1,946)

Comprehensive income		$58,300

Stock issued upon exercise of stock options	14,725				15	14,710
Tax benefit from the exercise of stock options	13,704					13,704
Dividends paid, $.08 per share	(3,040)					(3,040)
Stock-based compensation	726					726

Balance at June 30, 2005	$343,642		$(548,802)	$(53,055)	$595	$1,204,221	$(259,317)

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$60,663	$3,661
Adjustments to reconcile income to net cash provided by continuing operations:
Provision for losses on instalment notes receivable	5,134	6,393
Depreciation	28,825	30,501
Provision for deferred income taxes	12,531	3,978
Tax benefit on the exercise of employee stock options	13,704	—
Accumulated postretirement benefits obligation	(3,114)	(5,837)
Provision for other long-term liabilities	4,793	1,389
Amortization of other intangibles	1,986	2,837
Amortization of debt expense	3,202	5,475
Loss on sale of assets	—	1,294
Stock-based compensation expense	726	364
Decrease (increase) in assets:
Receivables	(36,726)	(24,407)
Income tax receivable	(105)	2,609
Inventories	(60,716)	(5,812)
Prepaid expenses	(2,241)	(2,708)
Increase (decrease) in liabilities:
Accounts payable	18,391	(3,599)
Accrued expenses	(2,665)	6,277
Accrued interest	(410)	(995)

Cash flows provided by continuing operations	43,978	21,420
Cash flows used in discontinued operations	(417)	(3,611)

Cash flows provided by operating activities	43,561	17,809

INVESTING ACTIVITIES
Notes originated from sales and resales of homes and purchases of loan portfolios	(213,772)	(232,871)
Cash collections on accounts and payouts in advance of maturity	222,104	237,443
Decrease (increase) in short-term investments, restricted	4,656	(2,862)
Additions to property, plant and equipment, net of retirements	(42,165)	(18,369)
Decrease (increase) in investments and other assets, net	3,454	(5,910)
Proceeds from sale of subsidiary	—	6,000

Cash flows used in investing activities	(25,723)	(16,569)

FINANCING ACTIVITIES
Issuance of debt	155,232	370,600
Retirement of debt	(201,554)	(347,442)
Additions to unamortized debt expense	(918)	(6,067)
Purchases of treasury stock	—	(63,020)
Dividends paid	(3,040)	(2,370)
Exercise of employee stock options	14,725	2,727

Cash flows used in financing activities	(35,555)	(45,572)

Net decrease in cash and cash equivalents	(17,717)	(44,332)
Cash and cash equivalents at beginning of period	46,924	59,982

Cash and cash equivalents at end of period	$29,207	$15,650

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Walter Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2—Pending Acquisition of Mueller Water Products, Inc.

        The Company has entered into an agreement and as of June 17, 2005 for the acquisition for cash of Mueller Water Products, Inc. and subsidiaries ("Mueller") for approximately $1.9 billion.

        The closing of the transaction is subject to the satisfaction or waiver of various closing conditions, including but not limited to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the availability of the financing described below on substantially the terms and conditions set forth in the Company's commitment letters.

        The Company expects to finance the acquisition with a combination of available cash, borrowings under new credit facilities of the Company and Mueller Group, Inc. ("Mueller Group"), a subsidiary of Mueller, pursuant to commitment letters entered into as of June 17, 2005 with Bank of America, N.A., Banc of America Securities LLC, Morgan Stanley Senior Funding, Inc. and Bank of America Bridge LLC. Such financing will consist of $625 million in a senior secured credit facility for the Company and $1.175 billion in a senior secured credit facility for Mueller Group. The financing also includes backstop commitments for $145 million and $320 million, respectively, to finance any repurchases after the acquisition of 14 3/4% Senior Discount Notes due 2014 of Mueller and 10% Senior Subordinated Notes due 2012 of Mueller Group pursuant to the rights of holders of those securities following the change of control to put such securities to their respective issuers in accordance with the respective indentures. The Company does not anticipate borrowing under the backstop commitments. These financing commitments are subject to the completion of the acquisition and customary closing conditions, including entering into definitive loan agreements. The closing is expected in September 2005.

Note 3—Stock-Based Compensation Plans

        The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion 25 and related interpretations in accounting for stock options. The Company's restricted stock units are accounted for as a fixed plan under APB Opinion 25. Accordingly, compensation costs are measured using the excess, if any, of the Company's stock price at the grant dates in excess of the option or restricted stock unit price. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$41,481	$8,263	$60,246	$3,661
Add: Stock-based compensation expense included in reported net income, net of related tax effects	236	120	472	239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(696)	(791)	(1,423)	(1,454)

Pro forma net income	$41,021	$7,592	$59,295	$2,446

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income per share:
Basic—as reported	$1.07	$0.22	$1.58	$0.09
Basic—pro forma	1.06	0.20	1.56	0.06
Diluted—as reported	0.87	0.20	1.28	0.09
Diluted—pro forma	0.86	0.18	1.26	0.06

        The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for stock compensation awards granted in the following periods were:

	For the three months ended March 31,		For the three months ended June 30,
	2005	2004	2005	2004
Risk free interest rate	4.16%	5.02%	3.99%	4.67%
Dividend yield	0.40%	1.00%	0.40%	1.00%
Expected life (years)	6.0	7.0	5.5	6.9
Volatility	39.23%	39.86%	42.91%	39.56%

        During the first quarter of 2004, the Company established the Long-Term Incentive Award Plan Restricted Stock Unit Award Agreement (the "Agreement"). The restricted units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance. The Company records an equity and contra-equity amount, both equal to the market value of the restricted stock units on the date of grant, as a component of capital in excess of par value. Compensation expense is charged on a straight-line basis in the income statement based on the vesting period of the restricted stock units with a corresponding credit to capital in excess of par value. The Company recorded approximately $0.2 million and $0.5 million of compensation expense, net of tax, for the three and six months ended June 30, 2005, respectively, and $0.1 million of compensation expense, net of tax, for the three and six months ended June 30, 2004.

Note 4—Restructuring and Impairments

        In December 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. In the fourth quarter of 2004, the Company decided to extend its coal production schedule for Mine No. 5 to the fourth quarter of 2006 due to favorable metallurgical coal pricing. Due to a water ingress problem, the Company has further extended the coal production schedule for Mine No. 5 into 2007. The total expected costs of the shutdown are $14.5 million, of which approximately $9.4 million would qualify as restructuring costs and the remainder of the costs primarily representing workers' compensation and other incremental costs related to the closure of the mine will be charged to expense when incurred. Estimated expected costs associated with the shutdown and the amounts recorded to restructuring expenses are as follows (in thousands):

	Total Expected Costs	Restructuring charges expensed from inception to June 30, 2005	Restructuring charges expended for the three months ended June 30, 2005	Restructuring charges expensed for the six months ended June 30, 2005	Restructuring charges expensed from inception to December 31, 2004
Termination benefits	$4,046	$1,921	$305	$610	$1,311
Other employee-related costs	8,475	5,790	—	—	5,790
Other costs	2,001	67	—	—	67

Total	$14,522	$7,778	$305	$610	$7,168

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

        Activity in accrued restructuring was as follows (in thousands):

	For the three months ended June 30, 2005	For the three months ended March 31, 2005	For the year ended December 31, 2004
Beginning balance	$1,893	$1,588	$1,388
Restructuring expenses accrued	305	305	2,519
Restructuring payments	—	—	(653)
Reversal of prior accruals	—	—	(1,666)

Ending balance	$2,198	$1,893	$1,588

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at June 30, 2005 and December 31, 2004 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($88.7 million and $93.4 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) $6.5 million of miscellaneous other segregated accounts restricted to specific uses.

Note 6—Instalment Notes Receivable

        The instalment notes receivable is summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Instalment notes receivable	$1,582,776	$1,619,148
Mortgage loans	132,062	109,257
Less: Allowance for losses	(11,099)	(11,200)

Net	$1,703,739	$1,717,205

        During the three and six months ended June 30, 2005, the Company purchased $20.3 million and $31.7 million of third party mortgage loans, respectively.

        Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the six months ended June 30,
	2005	2004
Balance at beginning of period	$11,200	$10,907
Provisions charged to income	5,134	6,393
Charge-offs, net of recoveries	(5,235)	(5,709)

Balance at end of period	$11,099	$11,591

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Finished goods	$170,889	$122,956
Goods in process	45,934	37,597
Raw materials and supplies	47,546	44,095
Repossessed houses held for resale	29,894	28,899

Total inventories	$294,263	$233,547

Note 8—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Mortgage-Backed/Asset-Backed Notes:
Trust IV Asset Backed Notes	$288,078	$322,357
Trust VI Asset Backed Notes	185,552	198,366
Trust VII Asset Backed Notes	152,754	167,525
Trust VIII Asset Backed Notes	196,511	214,994
Trust IX Variable Funding Loan	82,600	36,974
Trust X Asset Backed Notes	274,945	292,178
Trust XI Asset Backed Notes	239,809	257,086
2004-1 Trust Asset Backed Notes	251,156	274,347
Trust XIV Variable Funding Loan	26,100	—

	1,697,505	1,763,827
Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	20,000	—
Convertible Senior Subordinated Notes	175,000	175,000

	195,000	175,000

Total	$1,892,505	$1,938,827

        The Mid-State Trust IX Variable Funding Loan Facility was a $400.0 million warehouse facility, which was reduced to $200.0 million on April 29, 2005, that matures on January 31, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.40%. The weighted average interest rate on amounts outstanding as of June 30, 2005 was 3.47%.

        The Mid-State Trust XIV Variable Funding Loan Agreement is a $200.0 million warehouse facility that matures on February 3, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.25%. The weighted average interest rate on amounts outstanding as of June 30, 2005 was 3.35%.

        The convertible senior subordinated notes are convertible at the option of the holder through September 30, 2005 having satisfied, as of June 30, 2005, the common stock price condition. The notes may continue to be convertible during future periods if the common stock sales price condition or other conditions are satisfied.

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility and the interest rate was 0.50% and a floating rate of 350 basis points over LIBOR, respectively, until June 30, 2005. The interest rate on the senior secured loan was a floating rate of 425 basis points over LIBOR. LIBOR was 3.2% and 2.4% at June 30, 2005 and December 31, 2004, respectively.

        On March 31, 2005, the Company entered into an amendment of its 2003 Credit Facility which increased the revolving credit facility by $20.0 million to a total of $265.0 million and lowered the applicable rate attributed to borrowings, letter of credit fees, and commitment fees; increased the aggregate amount of permitted indebtedness related to capital leases, synthetic lease obligations and purchase money obligations for real property and fixed capital assets from $25.0 million to $50.0 million; provided for up to $200.0 million of subordinated debt; amended the Company's ability to pay dividends and repurchase its common stock to an amount not to exceed in any fiscal year $35.0 million plus 50% of Consolidated Net Income for the immediately preceding fiscal year; allowed the prepayment of subordinated debt under certain conditions; amended the Financial Covenants by (i) increasing the maximum permitted Consolidated Leverage Ratio from 2.75 to 1.0 to 3.50 to 1.0, (ii) adding a new Consolidated Senior Secured Leverage Ratio not to exceed 2.50 to 1.0, (iii) deleting the Fixed Charge Coverage Ratio, and (iv) adding a limitation on Capital Expenditures in each fiscal year; increased the threshold for lender approval for individual cash acquisitions from $50.0 million to $100.0 million; and allowed the Company to increase the Credit Agreement under certain conditions in an aggregate amount not to exceed $110.0 million through increased commitments of existing lenders or the addition of new lenders.

        The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At June 30, 2005, letters of credit with a face amount of $73.0 million were outstanding and approximately $172.0 million was available under the Revolving Credit Facility.

Note 9—Pension and Other Employee Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$2,061	$1,962	$448	$476
Interest cost	5,539	5,568	4,010	3,928
Expected return on plan assets	(6,246)	(5,912)	—	—
Amortization of prior service cost	164	180	(1,721)	(1,634)
Amortization of net loss (gain)	1,575	1,541	497	(93)

Net periodic benefit cost	$3,093	$3,339	$3,234	$2,677

	Pension Benefits		Other Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$4,122	$3,923	$896	$951
Interest cost	11,078	11,136	8,024	7,855
Expected return on plan assets	(12,492)	(11,446)	—	—
Amortization of prior service cost	328	359	(3,442)	(3,268)
Amortization of net loss (gain)	3,150	3,081	994	(186)

Net periodic benefit cost	$6,186	$7,053	$6,472	$5,352

        During the second quarter of 2004, the Company reduced the Other Postretirement Benefits liability by $1.6 million to correct an over accrual for certain retiree life insurance benefits which are provided by UMWA union plans which are indirectly funded by the Natural Resources segment.

Note 10—Income Taxes

        The Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets during the second quarter of 2004.

Note 11—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands, except per share data):

	For the three months ended June 30,
	Basic	Diluted	Basic	Diluted
	2005		2004
Numerator:
Net income	$41,481	$41,481	$8,263	$8,263
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax (a)	—	1,066	—	889

	$41,481	$42,547	$8,263	$9,152

Denominator:
Average number of common shares outstanding	38,661	38,661	38,304	38,304
Effect of dilutive securities:
Stock options and restricted stock units(b)	—	679	—	705
3.75% convertible senior subordinated notes(a)	—	9,805	—	7,354

	38,661	49,145	38,304	46,363

Net income per share	$1.07	$0.87	$0.22	$0.20

	For the three months ended June 30,
	Basic	Diluted	Basic	Diluted
	2005		2004
Numerator:
Net income	$60,246	$60,246	$3,661	$3,661
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	2,132	—	—

	$60,246	$62,378	$3,661	$3,661

Denominator:
Average number of common shares outstanding	38,131	38,131	39,851	39,851
Effect of dilutive securities:
Stock options and restricted stock units(b)	—	916	—	597
3.75% convertible senior subordinated notes(a)	—	9,805	—	—

	38,131	48,852	39,851	40,448

Net income per share	$1.58	$1.28	$0.09	$0.09

(a)
Represents the interest, net of tax, and shares issuable upon conversation related to the Company's $175 million contingent convertible senior subordinated notes. These amounts were not included in the calculation for the six months ended June 30, 2004, as they would have an anti-dilutive effect.

(b)
Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock, which could have been purchased with the proceeds from the exercise of such awards. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.

Note 12—Financial Instruments

        On January 31, 2005, the Company entered into two $50 million hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the forecasted issuance date of the Company's next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. As of June 30, 2005, the Company recorded an unrealized loss from these hedging instruments of $1.9 million as a component of other comprehensive income.

        On July 25, 2005 and August 4, 2005, the Company entered into swap contracts to hedge anticipated sales of natural gas from August 2005 through March 2006. See Note 15 for additional discussion.

Note 13—Segment Information

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended June 30,
	2005	2004
Net sales and revenues:
Homebuilding	$57,117	$61,543
Financing	58,606	62,798
Industrial Products	151,868	145,007
Natural Resources	146,729	89,169
Other	34,993	27,260
Consolidating eliminations	(8,099)	(5,909)

Net sales and revenues	$441,214	$379,868

Segment operating income (loss):
Homebuilding	$(13,994)	$(6,712)
Financing (a)	14,216	16,649
Industrial Products	12,121	1,401
Natural Resources	58,618	14,719
Other	(4,792)	(4,301)
Consolidating eliminations	(1,071)	(1,131)

Operating income	65,098	20,625
Less corporate debt interest expense	(4,097)	(6,206)

Income before income tax expense	61,001	14,419
Income tax expense	(19,520)	(6,156)

Net income	$41,481	$8,263

Depreciation:
Homebuilding	$1,216	$1,213
Financing	355	354
Industrial Products	6,625	6,890
Natural Resources	5,183	5,570
Other	1,126	1,222

Total	$14,505	$15,249

(a)
Operating income amounts are after deducting amortization of other intangibles of $923 and $1,352 for the three months ended June 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $31,102 and $30,276 for the three months ended June 30, 2005 and 2004, respectively.

	For the six months ended June 30,
	2005	2004
Net sales and revenues:
Homebuilding	$105,796	$125,660
Financing	117,699	123,778
Industrial Products	267,450	259,084
Natural Resources	244,160	153,823
Other	67,693	54,082
Consolidating eliminations	(16,251)	(10,523)

Net sales and revenues	$786,547	$705,904

Segment operating income (loss):
Homebuilding	$(22,543)	$(15,521)
Financing(a)	28,802	30,496
Industrial Products	17,601	(149)
Natural Resources	83,160	12,406
Other	(7,270)	(8,230)
Consolidating eliminations	(2,831)	(1,353)

Operating income	96,919	17,649
Less corporate debt interest expense	(7,709)	(10,151)

Income from continuing operations before income tax expense	89,210	7,498
Income tax expense	(28,547)	(3,837)

Income from continuing operations	$60,663	$3,661

Depreciation:
Homebuilding	$2,412	$2,458
Financing	715	692
Industrial Products	13,177	13,743
Natural Resources	10,230	11,164
Other	2,291	2,444

Total	$28,825	$30,501

(a)
Operating income amounts are after deducting amortization of other intangibles of $1,986 and $2,837 for the six months ended June 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $62,537 and $62,002 for the six months ended June 30, 2005 and 2004, respectively.

Note 14—Commitments and Contingencies

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

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. After adjustment for these items, the Company estimates that the amount of tax presently claimed by the IRS is approximately $34 million for issues currently in dispute in the Adversary Proceeding. This amount is subject to interest and penalties. Of the $34 million in claimed tax, $21 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Substantially all of the issues in the Proof of Claim, which have not been settled or conceded have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

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

Environmental

        The Company and its U.S. Pipe subsidiary have been identified as potentially responsible parties ("PRP") by the EPA under CERCLA with respect to cleanup of hazardous substances in Anniston, Alabama. The Company and U.S. Pipe are among many such PRP's, and a significant number of the PRP's are substantial companies. A Consent Order has been negotiated and signed between the PRP's and the EPA. The Consent Order remains subject to a public comment period before it will come into effect. Management estimates the Company's and U.S. Pipe's aggregate share of liability for cleanup under the Consent Order, after allocation among the several PRPs, will be approximately $4.0 million, which was accrued in 2004. Management does not believe that the Company's and U.S. Pipe's share of any liability will have a material adverse effect on the financial condition of the Company and its subsidiaries, but could be material to results of operations in future reporting periods.

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

        On March 29, 2005, an order granting summary judgment in the Company's favor was entered in a lawsuit that Drummond Company, Inc. had filed in state court in Tuscaloosa County, Alabama on October 29, 2001 against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). In the lawsuit Drummond had claimed that it was entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly owned subsidiary of the Company. The court found otherwise. As a result, the Company reversed a $1.1 million accrual for royalty payments to Drummond and recorded a corresponding reduction to cost of sales in the Other segment, which includes United Land Corporation, for the three months ended March 31, 2005. At trial, the jury awarded damages of ten dollars to Drummond and found against the Company on its counterclaim. Drummond has appealed. Management does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

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

Note 15—Subsequent Events

        On July 25, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from August 2005 through February 2006 totaling 1.4 million mmbtu, or 34% of expected natural gas production, at a price of $8.54 per mmbtu. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis.

        On July 29, 2005, the Board of Directors declared a $0.04 per share dividend payable on September 13, 2005 to shareholders of record on August 12, 2005.

        On August 4, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from November 2005 through March 2006 totaling 0.5 million mmbtu, or 12% of expected natural gas production, at a price of $9.365 per mmbtu. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis.

Note 16—New Accounting Pronouncements

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

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is an interpretation of FASB No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation does not have a material impact on the Company's financial condition or results of operations.

        In June 2005, the FASB issued FASB No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"), which changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of FAS 154. The adoption of FAS 154 will not have a material impact on the Company's financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 13 of "Notes to Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended June 30, 2005 and 2004

	For the three months ended June 30, 2005
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$56,524	$3,902	$151,791	$145,802	$32,225	$(7,421)	$382,823
Interest income on instalment notes	—	53,110	—	—	—	—	53,110
Miscellaneous income	593	1,594	77	927	2,768	(678)	5,281

Net sales and revenues	57,117	58,606	151,868	146,729	34,993	(8,099)	441,214
Cost of sales	50,157	2,620	122,593	74,917	26,824	(7,028)	270,083
Interest expense(1)	—	31,102	—	—	—	—	31,102

	6,960	24,884	29,275	71,812	8,169	(1,071)	140,029
Depreciation	1,216	355	6,625	5,183	1,126	—	14,505
Selling, general & administrative	19,855	7,501	10,892	3,594	12,173	—	54,015
Provision for losses on instalment notes	—	1,949	—	—	—	—	1,949
Postretirement benefits	(117)	(60)	(363)	4,112	(338)	—	3,234
Amortization of other intangibles	—	923	—	—	—	—	923
Restructuring & impairment charges	—	—	—	305	—	—	305

Operating income (loss)	$(13,994)	$14,216	$12,121	$58,618	$(4,792)	$(1,071)	65,098

Corporate debt interest expense							(4,097)

Income before income taxes							$61,001

(1)
Excludes corporate debt interest expense.

	For the three months ended June 30, 2004
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$61,520	$4,988	$145,806	$88,721	$26,106	$(4,778)	$322,363
Interest income on instalment notes	—	56,407	—	—	—	—	56,407
Miscellaneous income	23	1,403	(799)	448	1,154	(1,131)	1,098

Net sales and revenues	61,543	62,798	145,007	89,169	27,260	(5,909)	379,868
Cost of sales	47,921	3,120	127,957	62,803	21,375	(4,778)	258,398
Interest expense(1)	—	30,276	—	—	—	—	30,276

	13,622	29,402	17,050	26,366	5,885	(1,131)	91,194
Depreciation	1,213	354	6,890	5,570	1,222	—	15,249
Selling, general & administrative	19,244	8,199	9,352	4,062	9,257	—	50,114
Provision for losses on instalment notes	—	2,902	—	—	—	—	2,902
Postretirement benefits	(123)	(54)	(418)	1,481	(293)	—	593
Amortization of other intangibles	—	1,352	—	—	—	—	1,352
Restructuring & impairment charges	—	—	(175)	534	—	—	359

Operating income (loss)	$(6,712)	$16,649	$1,401	$14,719	$(4,301)	$(1,131)	20,625

Corporate debt interest expense							(6,206)

Income before income taxes							$14,419

(1)
Excludes corporate debt interest expense.

Overview

        The Company's net income for the quarter ended June 30, 2005 was $41.5 million, or $0.87 per diluted share, which compares to net income in the year ago period of $8.3 million, or $0.20 per share. Net income for the quarter principally reflects increased pricing in the Natural Resources segment and higher pricing in the Industrial Products segment partially offset by an increased loss in the Homebuilding segment and lower operating income at Financing.

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 92% to $83.90 per ton in the current period compared to the prior year period.

  •
  Industrial Products' current period results reflect a 22.8% increase in ductile iron pipe prices and favorable plant performance partially offset by a 12.3% decrease in ductile iron pipe shipments and 10.2% higher scrap metal costs.

  •
  Homebuilding had 15% fewer unit completions and $3.2 million of charges related to repair, rework and other non-recoverable costs for under-construction homes, additional legal accruals, write-down of supplies inventory for shortages and obsolescence, plus additional warranty and loss accruals, partially offset by 8% higher sales prices.

  •
  Natural Resources incurred idle mine costs of $3.6 million due to a water ingress problem in Mine No. 5, which is discussed below.

  •
  Financing results in the current period reflect a $3.3 million decrease in interest income due to declining mortgage origination production from the Homebuilding segment, lower prepayment income of $1.9 million and higher interest expense partially offset by lower selling, general and administrative expenses and a reduced provision for losses as delinquencies improved by 60 basis points.

  •
  Current period results at Sloss reflect higher furnace and foundry coke pricing, partially offset by higher metallurgical coal raw material costs.

  •
  The Company established a $1.8 million valuation allowance in 2004, recorded in income tax expense, for Homebuilding segment state deferred tax assets.

  •
  Unamortized debt costs and discounts of $1.6 million, net of tax, were expensed in the 2004 period due to the early retirement of $112 million in variable interest rate term debt.

  •
  Vestal Manufacturing was sold in 2004, resulting in a prior period loss of $0.8 million, net of tax.

        Other developments, trends and factors that may impact future results include:

  •
  A water ingress problem at Mine No. 5 halted production on May 31, 2005 and caused several roof-falls, which blocked the main roadway and several conveyor areas. Most of the excess water has been pumped out of the mine and work crews are underground restoring operations. As a result of the damage caused by the water, Mine No. 5 is expected to be idle through the fourth quarter of 2005. This will result in reduced production for 2005 of approximately 450,000 tons and approximately $24 million of idle mine costs in the second half of 2005. Delayed production in 2005 will be additive to expected 2006 production by 200,000 tons with the balance additive to 2007. The Company expects to meet all of its contracted delivery schedules. Additionally, given the down time expected for the remainder of the year at Mine No. 5, gas volume is expected to be lower through the balance of 2005.

  •
  In addition to the previously announced $135 million Mine No. 7 expansion, the Company is pursuing an additional expansion opportunity at Mine No. 7 to produce approximately 700,000 million tons of coal in 2007. Costs to develop this area and build the required infrastructure are estimated at approximately $6.1 million.

  •
  The Company expects to complete a new barge loading facility in August 2005, which will provide an alternative method of transporting metallurgical coal to the port in Mobile, Alabama.

  •
  As of June 30, 2005, scrap metal costs used by the Industrial Products segment have declined 11.2% from their peak in the fourth quarter of 2004. There is some evidence of downward pricing pressure in certain markets in response to the decline in scrap metal prices. However, due to the volatility of scrap metal costs, the Company is holding prices firm.

  •
  Inventories of ductile iron pipe are higher than anticipated in the Industrial Products segment due to industry-wide delays in construction projects, some of which are due to weather-related problems. The Company has revised production schedules to address current inventory levels.

  •
  The Financing segment expects to increase loan acquisition activity through Walter Mortgage Company as a strategy to offset the lower level of mortgage origination production from the Homebuilding segment. During the first six months of 2005, Walter Mortgage Company purchased $31.7 million in loans and estimates total purchases of $80 million for the year.

  •
  Homebuilding has completed 35 renovations of its home parks and models, including 20 in the first six months of 2005, and plans to complete 30 more during the year.

  •
  Recent marketing initiatives and home park sales center enhancements are driving improved sales order trends in Homebuilding with same-store sales orders, net of cancellations, up 31% in the second quarter versus the prior year period. In addition, the value of the backlog rose 50% from the prior year period.

  •
  The Southeast and Atlantic Homebuilding divisions continue to experience construction-related delays primarily related to personnel turnover and sub-contractor availability. The Company is aggressively addressing these issues and has dedicated additional human resources and information technology personnel to resolve these critical constraints.

  •
  The Homebuilding segment continues to implement initiatives to increase productivity and profitability, and the segment expects to achieve a breakeven run-rate in the fourth quarter of 2005.

  •
  The Company received a favorable ruling in the Drummond case over surface mining rights for coal on certain Company-owned properties. Although the ruling has been appealed, the Company is moving aggressively to develop these deposits of steam and metallurgical coal. The Company has submitted permit applications for several areas and expects to firm up estimates of potential reserves and definitive mining plans by December 31, 2005.

  •
  The Company's future financial information will include the financial results as of and subsequent to the acquisition of Mueller Water Products, Inc. and subsidiaries, including any purchase accounting adjustments that may be required in the period in which the transaction occurs. The closing is expected in September 2005.

        Net sales and revenues for the three months ended June 30, 2005 were $441.2 million, a 16.1% increase from $379.9 million for the quarter ended June 30, 2004, primarily driven by higher metallurgical coal prices at Natural Resources along with higher pricing at Industrial Products and Sloss partially offset by decreases at Homebuilding and Financing.

        Cost of sales, exclusive of depreciation, of $270.1 million was 70.6% of net sales in the 2005 period versus $258.4 million and 80.2% of net sales in the comparable period of 2004. The decrease in cost of sales as a percentage of net sales is due to increases in metallurgical coal sales prices at Natural Resources and ductile iron pipe prices at Industrial Products, partially offset by idle mine costs of $3.6 million due to the water ingress problem at Natural Resources' Mine No. 5, 10.2% higher scrap metal costs at Industrial Products, increased metallurgical coal raw material costs at Sloss and non-recoverable costs for units under construction at Homebuilding.

        Depreciation for the three months ended June 30, 2005 was $14.5 million, a decrease of $0.7 million from the same period in 2004, primarily in the Natural Resources segment.

        Selling, general and administrative expenses of $54.0 million were 12.2% of net sales and revenues in the 2005 period, compared to $50.1 million and 13.2% in 2004. The increase is primarily due to costs recorded in the Other segment for severance and other personnel costs, partially offset by lower medical costs.

        Provision for losses on instalment notes decreased to $1.9 million in the 2005 period, compared to $2.9 million in 2004 due to lower delinquency rates and higher recovery rates.

        Interest expense on corporate debt decreased $2.1 million to $4.1 million in the 2005 period due to prior year write-offs of unamortized term loan debt issuance costs of $1.2 million and debt discount costs of $1.3 million resulting from the early retirement of the term loan.

        The Company's effective tax rate of 32.0% and 42.7% for the three months ended June 30, 2005 and 2004, respectively, differed from the federal statutory rate primarily due to depletion deductions related to the Natural Resources segment and the effect of state income taxes. Additionally, the Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets which was expensed during the quarter ended June 30, 2004.

Segment Analysis:

Homebuilding

        Net sales and revenues were $57.1 million for the three months ended June 30, 2005, a decrease of $4.4 million from the quarter ended June 30, 2004 as a result of lower unit completions, partially offset by higher average selling prices. Total unit completions decreased by 130, or 14.8%, compared to the year earlier period. The modular business completed 128 homes in the current quarter, 16 fewer than the year-ago period. Excluding the modular business, 620 units were completed in the current period, compared to 734 in the year-ago period. This decrease is due to fewer sales orders in the fourth quarter of last year, fewer sales branches in 2005 compared to the prior year and construction challenges in two divisions due to personnel turnover and sub-contractor availability. Since June 30, 2004, the Company has closed 21 underperforming sales branches, which delivered 111 unit completions in the prior year period. The higher average selling price reflects the Company's ongoing strategy to market and sell larger homes with more amenities.

	Three months ended June 30,
	2005	2004
Homes Completed	748	878
Average Net Selling Price	$75,600	$70,100

        The estimated backlog at June 30, 2005 of homes to be constructed was $201 million, or 2,440 homes, compared to $143 million, or 2,001 homes, at December 31, 2004 and $134 million, or 1,912 homes, at June 30, 2004.

        The operating loss was $14.0 million for the three months ended June 30, 2005 compared to an operating loss of $6.7 million in the year-ago period. The increase was due to fewer unit completions and charges related to repair, rework and other non-recoverable costs for under construction homes, additional legal accruals, write-down of supplies inventory for shortages and obsolescence, plus warranty and loss accruals ($3.2 million) which address historical quality issues. Additional unrecoverable costs related to homes completed during the quarter were offset by cost reductions resulting from the closure of underperforming sales branches.

        As a result of construction delays caused by personnel sub-contractor availability, the efforts of the strengthened purchasing group are being redirected from internal system matters to more proactive sub-contractor and supplies procurement and cost performance.

Financing

        Net sales and revenues were $58.6 million in the 2005 period, a decrease of $4.2 million from $62.8 million for the year-ago period. The reduction in revenue was attributed to a decrease in the overall instalment note portfolio due to declining mortgage origination production from the Homebuilding segment. Prepayment revenue also declined by $1.9 million due to lower prepayment speeds.

        Operating income decreased by $2.4 million, to $14.2 million in the 2005 period due to the impact of a reduced instalment note portfolio balance, lower prepayment income and higher interest expense due to increased levels of fixed-rate securitized debt partially offset by lower selling, general and administrative expenses and an improvement in the provision for losses.

        Prepayment speeds were 10.5% in the 2005 period, down 50 basis points from the prior year period. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.0% at June 30, 2005, down from 4.6% at June 30, 2004 and from 4.9% at December 31, 2004, reflecting improved mortgage servicing performance.

Industrial Products

        Net sales and revenues were $151.9 million for the three months ended June 30, 2005 compared to $145.0 million in the year-earlier period. The increase was primarily due to a 22.8% increase in ductile iron pipe selling prices, partially offset by a 12.3% decrease in ductile iron pipe sales shipments due to industry-wide construction delays, some of which are due to weather-related problems, which affected demand for 8-to-12 inch diameter product. The Company expects sales of 8-to-12 inch diameter products to improve in the second half of 2005. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe's pricing actions since June 2003 have offset scrap metal and other manufacturing cost increases.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at June 30, 2005 was approximately $143 million compared to $115 million at December 31, 2004 and $98 million at June 30, 2004. The increase in backlog is due to increased orders for larger diameter pipe and higher pricing.

        Operating income for the segment totaled $12.1 million for the quarter, compared to $1.4 million in the prior-year period. The $10.7 million operating income improvement is due to higher ductile iron pipe pricing and favorable plant performance, partially offset by higher scrap metal costs. The prior year period included a loss of $1.2 million related to the sale of Vestal Manufacturing.

Natural Resources

        Net sales and revenues were $146.7 million for the three months ended June 30, 2005, up 64.6% from the prior year period. The increase was primarily due to higher metallurgical coal and natural gas pricing. Higher metallurgical coal pricing is being driven by worldwide increases in steel production, especially in China, India and Brazil.

	Three months ended June 30,
	2005	2004
Average Coal Selling Price (per Ton)	$73.29	$41.47
Tons of Coal Sold	1.8 million	1.9 million
Tons of Coal Mined	1.5 million	1.9 million
Average Natural Gas Selling Price (per MCF)	$6.56	$5.77
Billion Cubic Feet of Natural Gas Sold	1.8	2.0
Number of Natural Gas Wells	403	375

        For the three months ended June 30, 2005, Natural Resources' operating income was $58.6 million, compared to operating income of $14.7 million in the prior year period. The increase was primarily due to higher metallurgical coal prices, a favorable sales mix of metallurgical versus steam coal and increased natural gas prices partially offset by higher production costs due to an extended longwall move and idle mine charges of $3.6 million at Mine No. 5 due to the water ingress problem and lower natural gas volumes in Mine No. 4 and Mine No. 5. During the second quarter of 2005, sales of 140,000 tons of metallurgical coal were shipped earlier than planned, and steam coal deliveries of 55,000 tons were deferred. The net result of this positive sales mix was an increase in second quarter revenues and operating income of approximately $9.4 million and $6.4 million, respectively. The decrease in natural gas volume is primarily attributable to Mine No. 4 production occurring in a heavily degassed area of the mine and the idling of Mine No. 5.

Other

        Net sales and revenues were $35.0 million for the three months ended June 30, 2005, an increase of $7.7 million from $27.3 million in the prior year period. Sloss revenues were $32.2 million, up 25.1%

versus the prior year period due to higher furnace coke and foundry coke prices partially offset by lower volumes. Sloss operating income was $3.0 million in the 2005 period compared to $2.3 million in the prior year period as higher furnace and foundry coke pricing was partially offset by increased metallurgical coal raw material costs. Operating results for the Other segment also include an increase of $0.6 million in operating income for the Land Group from additional real estate sales.

        Net general corporate expenses, principally included in selling, general and administrative expense, were $8.6 million for the three months ended June 30, 2005 compared to $6.8 million for the three months ended June 30, 2004. Corporate expenses increased due to higher severance and other personnel costs of $3.2 million partially offset by lower medical costs of $1.8 million.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Six Months ended June 30, 2005 and 2004

	For the three months ended June 30, 2005
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$105,114	$7,777	$267,330	$241,415	$62,812	$(14,895)	$669,553
Interest income on instalment notes	—	106,603	—	—	—	—	106,603
Miscellaneous income	682	3,319	120	2,745	4,881	(1,356)	10,391

Net sales and revenues	105,796	117,699	267,450	244,160	67,693	(16,251)	786,547
Cost of sales	89,008	4,366	221,158	134,409	51,958	(13,420)	487,479
Interest expense(1)	—	62,537	—	—	—	—	62,537

	16,788	50,796	46,292	109,751	15,735	(2,831)	236,531
Depreciation	2,412	715	13,177	10,230	2,291	—	28,825
Selling, general & administrative	37,153	14,279	16,240	7,527	21,386	—	96,585
Provision for losses on instalment notes	—	5,134	—	—	—	—	5,134
Postretirement benefits	(234)	(120)	(726)	8,224	(672)	—	6,472
Amortization of other intangibles	—	1,986	—	—	—	—	1,986
Restructuring & impairment charges	—	—	—	610	—	—	610

Operating income (loss)	$(22,543)	$28,802	$17,601	$83,160	$(7,270)	$(2,831)	96,919

Corporate debt interest expense							(7,709)

Income from continuing operations before income taxes							$89,210

	For the six months ended June 30, 2004
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$125,580	$9,286	$259,596	$151,755	$50,995	$(9,166)	$588,046
Interest income on instalment notes	—	111,673	—	—	—	—	111,673
Miscellaneous income	80	2,819	(512)	2,068	3,087	(1,357)	6,185

Net sales and revenues	125,660	123,778	259,084	153,823	54,082	(10,523)	705,904
Cost of sales	99,924	6,283	227,013	118,147	42,113	(9,090)	484,390
Interest expense(1)	—	62,002	—	—	—	—	62,002

	25,736	55,493	32,071	35,676	11,969	(1,433)	159,512
Depreciation	2,458	692	13,743	11,164	2,444	—	30,501
Selling, general & administrative	39,045	15,173	19,218	6,820	18,337	(80)	98,513
Provision for losses on instalment notes	—	6,393	—	—	—	—	6,393
Postretirement benefits	(246)	(98)	(862)	4,893	(582)	—	3,105
Amortization of other intangibles	—	2,837	—	—	—	—	2,837
Restructuring & impairment charges	—	—	121	393	—	—	514

Operating income (loss)	$(15,521)	$30,496	$(149)	$12,406	$(8,230)	$(1,353)	17,649

Corporate debt interest expense							(10,151)

Income from continuing operations before income taxes							$7,498

(1)
Excludes corporate debt interest expense.

Overview

        The Company's net income for the six months ended June 30, 2005 was $60.2 million, or $1.28 per diluted share, which compares to net income in the year ago period of $3.7 million, or $0.09 per share. Profitability at Natural Resources increased significantly over the prior year period primarily driven by higher contractual selling prices for metallurgical coal. The improvement in Industrial Products over the prior year is due to improved ductile iron pipe selling prices, which were partially offset by higher scrap metal costs. The results for the current period include consistent earnings in the Financing segment and losses in the Homebuilding segment as a result of fewer unit completions and higher than anticipated costs driven by repair, rework and other non-recoverable costs related to home construction.

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 87.6% to $75.22 per ton in the current period compared to the prior year period, while metallurgical coal tons sold increased 4.9%.

  •
  Homebuilding had 21.9% fewer unit completions and additional charges related to repair, rework and other non-recoverable costs related to home construction that caused overall gross margins to decline by 22.5% compared to the prior year period, which were partially offset by 7.3% higher average selling prices.

  •
  Financing results in the current period reflect a 4.6% decrease in interest income due to the decline in the portfolio balance partially offset by a reduction in selling, general and administrative expenses and favorable loss experience on delinquencies.

  •
  Ductile iron pipe price increases of 24.5% have helped offset increases in scrap metal costs, while tons shipped have decreased by 11.5% compared to the prior year period.

  •
  Current period results at Sloss reflect higher furnace and foundry coke pricing, partially offset by increases in production costs and higher metallurgical coal raw material costs.

  •
  Industrial Products results in the current period include a $5.1 million insurance claims settlement.

  •
  Unamortized debt costs and discounts of $1.6 million, net of tax, were expensed in the 2004 period due to the early retirement of $112 million in variable interest rate term debt.

  •
  The Company established a $1.8 million valuation allowance in 2004, recorded in income tax expense, for Homebuilding segment state deferred tax assets.

  •
  Vestal Manufacturing was sold in 2004, resulting in a prior period loss of $0.8 million, net of tax.

        Net sales and revenues for the six months ended June 30, 2005 were $786.5 million, an 11.4% increase from $705.9 million for the six months ended June 30, 2004, primarily driven by higher metallurgical coal sales prices at Natural Resources along with higher pricing at U.S. Pipe and Sloss partially offset by decreases at Homebuilding and Financing.

        Cost of sales, exclusive of depreciation, of $487.5 million was 72.8% of net sales in the 2005 period versus $484.4 million and 82.4% of net sales in the comparable period of 2004. The decrease in cost of sales as a percentage of net sales is due to increases in sales prices at Natural Resources, Industrial Products and Sloss partially offset by higher scrap metal costs in the Industrial Products segment, increased metallurgical coal raw material costs at Sloss, idle mine costs of $3.6 million due to the water ingress problem at Natural Resources' Mine No. 5 and lower margins at Homebuilding.

        Depreciation for the six months ended June 30, 2005 was $28.8 million, a decrease of $1.7 million from the same period in 2004, primarily in the Natural Resources and Industrial Products segments.

        Selling, general and administrative expenses of $96.6 million were 12.3% of net sales and revenues in the 2005 period, compared to $98.5 million and 14.0% in 2004. The decrease is primarily due to a $5.1 million insurance claim settlement in the Industrial Products segment, a $1.9 million decrease in the Homebuilding segment due to lower costs from 21 branch closures, severance and employee-related costs, and lower property tax and consulting expenses in Financing. These were partially offset by higher severance, audit fees and other employee-related costs in the Other segment and higher legal costs in the Natural Resources segment. The prior year results also include $1.0 million for Vestal Manufacturing which was sold in 2004.

        Provision for losses on instalment notes decreased to $5.1 million in the 2005 period, compared to $6.4 million in 2004 due to lower delinquency rates and higher recovery rates.

        Interest expense on corporate debt decreased $2.4 million to $7.7 million in the 2005 period due to the write-off of unamortized term loan debt issuance costs of $1.2 million and debt discount costs of $1.3 million in the prior year period resulting from the early retirement of the term loan.

        The Company's effective tax rate of 32.0% and 51.2% for the six months ended June 30, 2005 and 2004, respectively, differed from the federal statutory rate primarily due to depletion deductions related to the Natural Resources segment and the effect of state income taxes. Additionally, the Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets which was expensed during the quarter ended June 30, 2004.

Segment Analysis:

Homebuilding

        Net sales and revenues were $105.8 million for the six months ended June 30, 2005, a decrease of $19.9 million from the six months ended June 30, 2004 as a result of lower unit completions, partially offset by higher average selling prices. Total unit completions decreased by 393 or 21.9%, compared to the year earlier period. The modular business completed 238 homes in the current period, 56 less than the year-ago period due to poor weather in 2005. Excluding the modular business, 1,160 units were completed in the current period, compared to 1,497 in the year-ago period.

	Six months ended June 30,
	2005	2004
Homes Completed	1,398	1,791
Average Net Selling Price	$75,200	$70,100

        The operating loss was $22.5 million for the six months ended June 30, 2005 compared to an operating loss of $15.5 million in the year-ago period. The increase was due to fewer unit completions, other non-recoverable costs for homes under construction and completed homes, additional legal accruals, write-down of supplies inventory for shortages and obsolescence, plus warranty and loss accruals partially offset by higher sales prices and lower overhead costs resulting from 21 branch closures since June 30, 2004.

Financing

        Net sales and revenues were $117.7 million in the 2005 period, a decrease of $6.1 million from $123.8 million for the year-ago period. This decrease was attributed to reduced yields on the instalment note portfolio, as well as a decrease in the instalment notes portfolio balance caused by lower Homebuilding segment mortgage origination production. Operating income decreased by $1.7 million, to $28.8 million in the 2005 period. Reduced selling, general and administrative costs and a lower provision for losses on instalment notes for the current period were offset by the overall decline in portfolio earnings.

Industrial Products

        Net sales and revenues were $267.5 million for the six months ended June 30, 2005 compared to $259.1 million in the year-earlier period. The increase was primarily due to a 24.5% increase in ductile iron pipe selling prices, partially offset by an 11.5% decrease in ductile iron pipe shipments mainly due to industry-wide delays in construction projects, some of which are due to weather-related problems. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe's pricing actions since June 2003 have offset scrap metal and other manufacturing cost increases.

        Operating income for the segment totaled $17.6 million for the period, compared to an operating loss of $0.1 million in the prior-year period. Current period operating income was favorably impacted by a $5.1 million insurance claim settlement. Excluding this settlement, operating income improved $12.6 million as compared with the prior year period due to higher pricing partially offset by lower volumes due to poor weather and higher scrap metal costs. Prior period results also included a $1.2 million loss from the $6.0 million sale of Vestal Manufacturing.

Natural Resources

        Net sales and revenues were $244.2 million for the six months ended June 30, 2005, an increase of $90.3 million from $153.8 million in the prior year period. The increase was primarily due to higher metallurgical coal prices.

	Six months ended June 30,
	2005	2004
Average Coal Selling Price (per Ton)	$65.72	$38.78
Tons of Coal Sold	3.3 million	3.3 million
Tons of Coal Mined	3.5 million	3.4 million
Average Natural Gas Selling Price (per MCF)	$6.66	$5.96
Billion Cubic Feet of Natural Gas Sold	3.5	4.1
Number of Natural Gas Wells	403	375

        For the six months ended June 30, 2005, Natural Resources' operating income was $83.2 million, compared to operating income of $12.4 million in the prior year period. The increase was primarily due to higher metallurgical coal prices, partially offset by idle mine costs at Mine No. 5 and higher costs per ton at Mine No. 7 and Mine No. 5. Also, the Company recorded a $1.6 million reduction of other post-employment benefits liability in 2004.

Other

        Net sales and revenues were $67.7 million for the six months ended June 30, 2005, an increase of $13.6 million from $54.1 million in the prior year period. Sloss revenues were $12.5 million higher than the previous period due to higher furnace coke and foundry coke prices. Sloss operating income was $4.8 million in the 2005 period, an increase of $0.6 million from the prior year period, due to higher furnace and foundry coke pricing and was partially offset by increases in production costs, higher metallurgical coal raw material costs and expenses from a legal settlement. Operating income for the segment included an accrual reduction of $1.1 million in the Company's land group recorded in cost of sales due to a favorable court ruling related to a coal mineral rights dispute.

        Net general corporate expenses, principally included in selling, general and administrative expense, were $14.3 million for the six months ended June 30, 2005 compared to $12.7 million for the six months ended June 30, 2004. Corporate expenses increased due to higher severance and other personnel costs of $4.0 million and higher professional fees related to audit services of $1.0 million partially offset by lower medical expenses of $3.1 million.

FINANCIAL CONDITION

        Cash decreased from $46.9 million at December 31, 2004 to $29.2 million at June 30, 2005 reflecting $43.6 million of cash flows provided by operations, $25.7 million of cash flows used in investing activities, and $35.6 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Instalment notes receivable include instalment notes generated principally from the financing of homes constructed by the Homebuilding segment and purchased by the Financing segment and mortgage loans originated or purchased by the Financing segment. Instalment notes were $1,582.8 million at June 30, 2005, a decrease of $36.3 million from December 31, 2004 principally as a result of reduced volume of Homebuilding units and prepayments of outstanding balances. Mortgage loans were $132.1 million at June 30, 2005, an increase of $22.8 million from December 31, 2004 resulting from acquisitions of third party loans and refinancing of instalment notes.

        The allowance for losses on instalment notes receivable was $11.1 million at June 30, 2005 and $11.2 million at December 31, 2004. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.0% at June 30, 2005, 4.6% at June 30, 2004 and 4.9% at December 31, 2004. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the six months ended June 30,
	2005	2004
Balance at beginning of period	$11,200	$10,907
Provisions charged to income	5,134	6,393
Charge-offs, net of recoveries	(5,235)	(5,709)

Balance at end of period	$11,099	$11,591

        Receivables, net, consisting principally of trade receivables, were $206.9 million at June 30, 2005, an increase of $36.7 million from December 31, 2004. The increase in receivables was primarily due to higher selling prices and volumes in the Natural Resources ($27.7 million) and Industrial Products ($13.2 million) segments, partially offset by the collection of proceeds from the exercise of employee stock options ($6.8 million).

        Inventories increased $60.8 million to $294.3 million at June 30, 2005 compared to $233.5 million at December 31, 2004, primarily related to (i) Industrial Products ($45.6 million) due to scheduled inventory buildups associated with the seasonality of the business and wet weather which delayed shipments to construction projects, (ii) Natural Resources ($12.3 million) due to increased coal production, coupled with rail transportation congestion preventing deliveries to the Port of Mobile, Alabama and (iii) Homebuilding ($3.5 million) due to increased homes under construction.

        Prepaid expenses were $19.1 million at June 30, 2005, an increase of $2.2 million from December 31, 2004, due to the timing of insurance payments, which are amortized over the coverage period.

        Property, plant and equipment was $348.0 million at June 30, 2005, an increase of $13.3 million reflecting additions, net of retirements, of $42.1 million, partially offset by depreciation of $28.8 million. The increase in additions is primarily due to equipment and mine expansion costs at Natural Resources.

        Deferred income taxes decreased $12.5 million to $35.4 million at June 30, 2005 from $47.9 million at December 31, 2004, due to the deferred tax provision partially offset by tax benefits on the exercise of employee stock options and interest rate hedging activities.

        Accounts payable of $108.6 million at June 30, 2005 increased $18.4 million compared to December 31, 2004 primarily as a result of the timing of vendor payments and the seasonality of material purchases.

        Mortgage-backed/asset-backed notes decreased to $1,697.5 million from $1,763.8 million due to principal payments on the trusts, partially offset by borrowings on new loan originations from the sale of homes.

        Senior debt of $20.0 million at June 30, 2005 represents short-term borrowings on the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are operating cash flows, borrowings under the revolving credit facility and committed secured warehouse lines of credit. The Company's principal sources of long-term funding are the convertible senior subordinated notes and its financings under mortgage-backed/asset-backed notes.

        The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, mining conditions, prices of coal and gas, levels of construction activity, levels of government spending on water projects, costs of raw materials and interest rates.

        At June 30, 2005, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and primarily consisted of seven separate issues of public debt providing financing for instalment notes receivable and mortgage loans purchased by Mid-State. Mortgage debt also includes outstanding borrowings under two $200.0 million warehouse facilities (the "Trust IX Variable Funding Loan Facility" and the "Trust XIV Variable Funding Loan Facility") providing temporary financing to Mid-State for its current purchases of instalment notes from Homebuilding and its purchases of mortgage loans from Walter Mortgage Company. At June 30, 2005, there was $82.6 and $26.1 million outstanding under the Trust IX and Trust XIV Variable Funding Loan Facilities, respectively, and $291.3 million was available for future borrowings.

        As of June 30, 2005, total debt has decreased by $46.3 million compared to December 31, 2004, resulting from principal payments on the various mortgage-backed/asset-backed notes amounting to $138.0 million partially offset by new loan originations from the sale of homes of $71.7 million and net borrowings on the revolving credit facility of $20.0 million.

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

        Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate the maturity of the debt. A significant downgrade of the credit rating of the debt or a suspension of the ratings by both rating agencies would result in an acceleration of the conversion feature of the notes.

        The convertible senior subordinated notes are convertible at the option of the holder through September 30, 2005 having satisfied, as of June 30, 2005, the common stock price condition. The notes may continue to be convertible during future periods if the common stock sales price condition or other conditions are satisfied.

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

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility is secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility and the interest rate was 0.50% and a floating rate of 350 basis points over LIBOR, respectively, until June 30, 2005. The interest rate on the senior secured loan was a floating rate of 425 basis points over LIBOR. LIBOR was 3.2% and 2.4% at June 30, 2005 and December 31, 2004, respectively.

        On March 31, 2005, the Company entered into an amendment of its 2003 Credit Facility which increased the revolving credit facility by $20.0 million to a total of $265.0 million and lowered the applicable rate attributed to borrowings, letter of credit fees, and commitment fees; increased the aggregate amount of permitted indebtedness related to capital leases, synthetic lease obligations and purchase money obligations for real property and fixed capital assets from $25.0 million to $50.0 million; provided for up to $200.0 million of subordinated debt; amended the Company's ability to pay dividends and repurchase its common stock to an amount not to exceed in any fiscal year $35.0 million plus 50% of Consolidated Net Income for the immediately preceding fiscal year; allowed the prepayment of subordinated debt under certain conditions; amended the Financial Covenants by (i) increasing the maximum permitted Consolidated Leverage Ratio from 2.75 to 1.0 to 3.50 to 1.0, (ii) adding a new Consolidated Senior Secured Leverage Ratio not to exceed 2.50 to 1.0, (iii) deleting the Fixed Charge Coverage Ratio, and (iv) adding a limitation on Capital Expenditures in each fiscal year; increased the threshold for lender approval for individual cash acquisitions from $50.0 million to $100.0 million; and allowed the Company to increase the Credit Agreement under certain conditions in an aggregate amount not to exceed $110.0 million through increased commitments of existing lenders or the addition of new lenders.

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

        EBITDA, as defined in the 2003 Credit Facility, excludes the EBITDA generated by the Financing subsidiary, and substitutes instead, the cash released to the Company via its ownership of the residual beneficial interest in the financing trusts and the net cash proceeds from the periodic issuance of asset-backed notes. EBITDA also excludes certain non-cash restructuring charges, non-cash write-downs of goodwill and asset impairments. The Company's failure to comply with the covenants in its 2003 Credit Facility could result in an event of default, which, if not cured, amended, or waived, could result in the Company's senior secured debt becoming immediately due and payable. At June 30, 2005, the Company was in compliance with these covenants.

        At June 30, 2005, there was $20.0 million outstanding under the $265 million revolving credit facility. The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At June 30, 2005, letters of credit with a face amount of $73.0 million were outstanding and approximately $172.0 million was available under the revolving credit facility.

        As of June 30, 2005, the Company's 2003 Credit Facility was rated BB by Standard & Poors and Ba2 by Moody's Investor Services, both with a stable outlook. Additionally, the Company's convertible senior subordinated notes were rated B1 by Moody's and B+ by Standard & Poors.

        Both Standard & Poors and Moody's placed the Company's credit ratings on review based on the pending acquisition of Mueller Water Products, Inc. Standard & Poors took the additional action of lowering the Company's credit rating to BB- and the rating of the Company's convertible senior subordinated notes to B.

        The Company expects to finance the acquisition of Mueller with a combination of available cash, borrowings under new credit facilities of the Company and Mueller Group, Inc., a subsidiary of Mueller, pursuant to commitment letters entered into as of June 17, 2005 with Bank of America, N.A., Banc of America Securities LLC, Morgan Stanley Senior Funding, Inc. and Bank of America Bridge LLC. This financing will consist of $625 million in senior secured credit facility for the Company and $1.175 billion in senior secured credit facilities for Mueller Group. The financing also includes backstop commitments for $145 million and $320 million, respectively, to finance any repurchases of 14 3/4% Senior Discount Notes due 2014 of Mueller and 10% Senior Subordinated Notes due 2012 of Mueller Group pursuant to the rights of holders of those securities following the change of control resulting from the consummation of the acquisition to put such securities to their respective issuers in accordance with the respective indentures. The Company does not anticipate borrowing under the backstop commitments. These financing commitments are subject to the completion of the acquisition and customary closing conditions, including entering into definitive loan agreements. The closing is expected in September 2005. Following the closing, the Company's debt is expected to increase by approximately $1.9 billion.

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

        Trust IX and Trust XIV ("the Trusts") are Delaware Statutory Trusts whose assets are limited to pledged instalment notes, mortgage notes and mortgages purchased from Mid-State. The Trusts' covenants, among other things, restrict the ability of the Trusts to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default related to a Reserve Account Event include the mortgage pool exceeding average consecutive three-month delinquency and default ratios of 2.5% and 5.0%. The failure to comply with these and other covenants could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balances and accrued interest becoming immediately due and payable. A default that remains uncured might result in the curtailment of the Company's production activities and negatively affect its ability to securitize its production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. The Trusts were in compliance with these covenants at June 30, 2005.

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

        The Company believes that the Mid-State Trust IX Variable Funding Loan Facility, the Mid-State Trust XIV Variable Funding Loan Agreement or similar warehouse lines of credit, will provide Mid-State with the funds needed to purchase the instalment notes and mortgage loans generated by the Homebuilding segment and Walter Mortgage Company.

        In December 2003, Mid-State Capital Corporation, a wholly-owned subsidiary of Mid-State Holdings Corporation, filed a shelf registration statement on Form S-3 totaling $1.2 billion for future permanent financings of instalment notes and mortgage loans. It is anticipated that Mid-State will continue to use the Trust IX Variable Funding Loan Facility, the Mid-State Trust XIV Variable Funding Loan Agreement or similar warehouse lines of credit, to finance the purchase of additional instalment notes from the future sales of homes and mortgage loans generated by Walter Mortgage Company. The Company also expects to utilize all or a significant portion of the remaining $906 million under its shelf registration to provide long-term financing of its originated mortgage assets.

Statement of Cash Flows

        Cash totaled $29.2 million and $46.9 million at June 30, 2005 and December 31, 2004, respectively. The decrease in cash is primarily the result of net pay-downs of debt ($46.3 million) and purchases of property, plant and equipment ($42.2 million), which exceeded cash flows provided by operating activities ($43.6 million) and cash flow provided by other investing and financing activities.

        Cash flows provided by operating activities for the six months ended June 30, 2005 were $43.6 million compared with $17.8 million for the six months ended June 30, 2004. The increase in cash flows provided by continuing operations was principally due to increased income from continuing operations of $57.0 million and a $13.7 million tax benefit from the exercise of employee stock options, partially offset by an increase in net working capital.

        Capital expenditures, net of retirements, totaled $42.2 million in the six months ended June 30, 2005 related principally to underground mining and natural gas well equipment at Natural Resources and molding equipment at Industrial Products. Commitments for capital expenditures at June 30, 2005 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2005 will approximate $136 million. Actual expenditures in 2005 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

        For the six months ended June 30, 2005, the Company paid approximately $6.8 million of interest on corporate debt. For the year ending December 31, 2005, the Company estimates that total cash interest payments related to corporate debt will be approximately $13.6 million.

        On July 29, 2005, the Board of Directors declared a $0.04 per share dividend payable on September 13, 2005 to shareholders of record on August 12, 2005.

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

        The Company's fixed-rate instalment notes receivables and mortgage loans were $1.715 billion and fixed-rate mortgage-backed/asset-backed notes were $1.589 billion as of June 30, 2005. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments although changes in interest rates could affect the fair value of such instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

        The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

        On January 31, 2005, the Company entered into two $50 million hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the forecasted issuance date of the Company's next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. As of June 30, 2005, the Company recorded an unrealized loss from these hedging instruments of $1.9 million as a component of other comprehensive income.

        On July 25, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from August 2005 through February 2006 totaling 1.4 million mmbtu, or 34% of expected natural gas production, at a price of $8.54 per mmbtu. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis.

        On August 4, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from November 2005 through March 2006 totaling 0.5 million mmbtu, or 12% of expected natural gas production, at a price of $9.365 per mmbtu. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis.

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

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is an interpretation of FASB No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation does not have a material impact on the Company's financial condition or results of operations.

        In June 2005, the FASB issued FASB No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"), which changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of FAS 154. The adoption of FAS 154 will not have a material impact on the Company's financial condition or results of operations.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 14 in this Form 10-Q for a description of current legal proceedings.

    The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 14 in this Form 10-Q). The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company's consolidated financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Purchase of Equity Securities by the Company and Affiliated Purchasers.

    During the quarter ended June 30, 2005, there were no share repurchases and at June 30, 2005, $7.5 million remains available under the Common Stock share repurchase program. During the quarter ended June 30, 2005, the Company has not determined to terminate the program.

Item 4.    Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Shareholders on April 28, 2005, the following proposals were submitted to the Stockholders:

    1.
    The election of the following directors:

Director	For	Withhold
Donald N. Boyce	35,247,971	460,023
Howard L. Clark, Jr.	35,248,019	459,975
Don DeFosset	35,462,445	245,549
Jerry W. Kolb	35,628,699	79,295
Bernard G. Rethore	35,453,084	254,910
Neil A. Springer	35,636,083	71,911
Michael T. Tokarz	35,177,851	530,143
    2.
    A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year ending December 31, 2005: For, 35,452,106; Against, 254,939; Abstain, 949.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number
10.12.1	Amended Variable Funding Loan Agreement, dated as of April 29, 2005, among YC Susi Trust, Atlantic Asset Securitization Corporation, Mid-State Trust IX, Wachovia Bank, N.A., Bank of America, N.A and Calyon New York Branch.
12.1	Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer
(b)	Current Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 1, 2005 announcing the Seventh Amendment of its Credit Agreement dated April 17, 2003 effective March 31, 2005, and also announcing the commencement of a conversion period for its holders of its 3.75% convertible senior subordinated notes.
The Company filed a Current Report on Form 8-K on April 20, 2005 with respect to the press release issued on April 20, 2005 announcing the resignation of an officer.

The Company filed a Current Report on Form 8-K on April 27, 2005 with respect to the press releases issued on April 26, 2005 announcing the first quarter 2005 earnings and second quarter and full year 2005 earnings expectations.
The Company filed a Current Report on Form 8-K on May 4, 2005 announcing an Amendment to the Amended and Restated Mid-State Trust IX Variable Funding Loan Facility, dated April 29, 2005.

The Company filed a Current Report on Form 8-K on May 18, 2005 with respect to the press release issued on May 18, 2005 announcing a significant increase to Jim Walter Resources' long-term metallurgical coal production estimates over the 2006-2009 periods.

The Company filed a Current Report on Form 8-K on May 27, 2005 with respect to the press release dated May 26, 2005 announcing the appointment of Joseph B. Leonard and Mark J. O'Brien to the Board of Directors.

The Company filed a Current Report on Form 8-K on June 20, 2005 with respect to the press release issued on June 19, 2005 announcing that the Company entered into a binding agreement to acquire Mueller Water Products, Inc. for $1.91 billion.

The Company filed a Current Report on Form 8-K on June 22, 2005 announcing the Agreement and Plan of Merger dated June 17, 2005 with Mueller Water Products, Inc., DLJ Merchant Banking II, Inc. and the Company's wholly-owned subsidiary, JW MergerCo, Inc.

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

Date: August 9, 2005

QuickLinks

PART I—FINANCIAL INFORMATION WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES