Form 10-Q
period 2005-09-30
WALTER INDUSTRIES INC /NEW/
filed 2005-11-07
CIK 837173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒.

There were 38,953,825 shares of common stock of the registrant outstanding at October 31, 2005.

PART I—FINANCIAL INFORMATION

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2005	December 31, 2004
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$20,547	$46,924
Short-term investments, restricted	93,289	99,905
Instalment notes receivable, net of allowance of $12,306 and $11,200, respectively	1,688,080	1,717,205
Receivables, net	204,977	170,219
Income tax receivable	19,834	14,977
Inventories	290,559	233,547
Prepaid expenses	19,642	16,871
Property, plant and equipment, net	379,184	334,678
Investments	6,095	6,165
Deferred income taxes	34,131	47,943
Unamortized debt expense	32,883	36,726
Other long-term assets, net	48,814	46,340
Other intangibles	9,647	12,470
Goodwill, net	132,516	132,516
	$2,980,198	$2,916,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$110,664	$90,217
Accrued expenses	141,850	125,681
Debt:
Mortgage-backed/asset-backed notes	1,664,263	1,763,827
Senior debt	10,000	—
Convertible senior subordinated notes	175,000	175,000
Accrued interest	16,932	16,813
Accumulated postretirement benefits obligation	277,563	282,599
Other long-term liabilities	221,855	203,122
Total liabilities	2,618,127	2,657,259
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $.01 par value per share: Authorized—200,000,000 shares Issued—59,653,814 and 57,953,136 shares	597	580
Capital in excess of par value	1,207,375	1,178,121
Accumulated deficit	(528,605)	(609,048)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(57,979)	(51,109)
Total stockholders’ equity	362,071	259,227
	$2,980,198	$2,916,486

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2005	2004
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$343,264	$326,895
Interest income on instalment notes	50,977	54,961
Miscellaneous	5,672	4,520
	399,913	386,376
Cost and expenses:
Cost of sales (exclusive of depreciation)	261,545	252,480
Depreciation	14,238	14,687
Selling, general and administrative	48,328	46,101
Provision for losses on instalment notes	3,076	2,716
Postretirement benefits	3,240	2,053
Interest expense—mortgage-backed/asset-backed notes	30,046	32,824
Interest expense—corporate debt	3,595	3,803
Amortization of other intangibles	837	1,079
Provision for estimated hurricane insurance losses	12,200	4,918
Restructuring and impairment (credits) charges	(1,243)	534
	375,862	361,195
Income from continuing operations before income tax expense	24,051	25,181
Income tax expense	(3,681)	(6,108)
Income from continuing operations	20,370	19,073
Discontinued operations, net of income taxes	(173)	—
Net income	$20,197	$19,073
Basic income per share:
Income from continuing operations	$0.53	$0.51
Discontinued operations	(0.01)	—
Net income	$0.52	$0.51
Diluted income per share:
Income from continuing operations	$0.44	$0.42
Discontinued operations	(0.01)	—
Net income	$0.43	$0.42

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended September 30,
	2005	2004
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$1,012,817	$914,941
Interest income on instalment notes	157,580	166,634
Miscellaneous	16,063	10,705
	1,186,460	1,092,280
Cost and expenses:
Cost of sales (exclusive of depreciation)	749,024	736,870
Depreciation	43,063	45,188
Selling, general and administrative	144,913	144,614
Provision for losses on instalment notes	8,210	9,109
Postretirement benefits	9,712	5,158
Interest expense—mortgage-backed/asset-backed notes	92,583	94,826
Interest expense—corporate debt	11,304	13,954
Amortization of other intangibles	2,823	3,916
Provision for estimated hurricane insurance losses	12,200	4,918
Restructuring and impairment (credits) charges	(633)	1,048
	1,073,199	1,059,601
Income from continuing operations before income tax expense	113,261	32,679
Income tax expense	(32,228)	(9,945)
Income from continuing operations	81,033	22,734
Discontinued operations, net of income taxes	(590)	—
Net income	$80,443	$22,734
Basic income per share:
Income from continuing operations	$2.11	$0.58
Discontinued operations	(0.01)	—
Net income	$2.10	$0.58
Diluted income per share:
Income from continuing operations	$1.72	$0.54
Discontinued operations	(0.01)	—
Net income	$1.71	$0.54

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
(in thousands)

				Accumulated
				Other
		Comprehensive	Accumulated	Comprehensive	Common	Capital in	Treasury
	Total	Income	Deficit	Income (Loss)	Stock	Excess	Stock
Balance at December 31, 2004	$259,227		$(609,048)	$(51,109)	$580	$1,178,121	$(259,317)
Comprehensive income:
Net income	80,443	$80,443	80,443
Other comprehensive income (loss), net of tax:
Net unrealized loss on hedges	(6,870)	(6,870)		(6,870)
Comprehensive income		$73,573
Stock issued upon exercise of stock options	17,124				17	17,107
Tax benefit from the exercise of stock options	15,645					15,645
Dividends paid, $0.12 per share	(4,587)					(4,587)
Stock-based compensation	1,089					1,089
Balance at September 30, 2005	$362,071		$(528,605)	$(57,979)	$597	$1,207,375	$(259,317)

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$81,033	$22,734
Adjustments to reconcile income to net cash provided by continuing operations:
Provision for losses on instalment notes receivable	8,210	9,109
Depreciation	43,063	45,188
Provision for deferred income taxes	15,827	10,208
Tax benefit on the exercise of employee stock options	15,645	—
Accumulated postretirement benefits obligation	(5,036)	(8,394)
Provision for (decrease in) other long-term liabilities	8,491	(2,337)
Amortization of other intangibles	2,823	3,916
Amortization of debt expense	4,760	6,986
Loss on sale of assets	—	1,294
Stock-based compensation expense	1,089	472
Decrease (increase) in assets:
Receivables	(34,758)	(36,157)
Income tax receivable	(3,176)	2,007
Inventories	(57,012)	(153)
Prepaid expenses	(2,771)	(6,561)
Increase (decrease) in liabilities:
Accounts payable	20,447	2,277
Accrued expenses	16,169	17,559
Accrued interest	119	873
Cash flows provided by continuing operations	114,923	69,021
Cash flows used in discontinued operations	(590)	(3,611)
Cash flows provided by operating activities	114,333	65,410
INVESTING ACTIVITIES
Notes originated from sales and resales of homes and purchases of loan portfolios	(322,681)	(345,364)
Cash collections on accounts and payouts in advance of maturity	343,596	351,047
Decrease (increase) in short-term investments, restricted	6,616	(5,377)
Additions to property, plant and equipment, net of retirements	(87,569)	(29,316)
Increase in investments and other assets, net	(2,728)	(13,603)
Proceeds from sale of subsidiary	—	6,000
Cash flows used in investing activities	(62,766)	(36,613)
FINANCING ACTIVITIES
Issuance of debt	198,032	670,218
Retirement of debt	(287,596)	(644,239)
Additions to unamortized debt expense	(917)	(7,902)
Purchases of treasury stock	—	(63,020)
Dividends paid	(4,587)	(3,489)
Exercise of employee stock options	17,124	7,225
Cash flows used in financing activities	(77,944)	(41,207)
Net decrease in cash and cash equivalents	(26,377)	(12,410)
Cash and cash equivalents at beginning of period	46,924	59,982
Cash and cash equivalents at end of period	$20,547	$47,572

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Walter Industries, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2—Acquisition of Mueller Water Products, Inc.

On October 3, 2005, pursuant to the agreement dated June 17, 2005, the Company acquired all of the outstanding common stock of Mueller Water Products and subsidiaries (“Mueller”) for $928.6 million and assumed approximately $1.05 billion of indebtedness at Mueller. In conjunction with the acquisition, United States Pipe and Foundry (“U.S. Pipe”) was contributed to Mueller. Mueller had net sales of $296.9 million and $838.2 million for the three and nine month periods ended July 2, 2005. Net sales were $1,049.2 million for the fiscal year ended September 30, 2004. Mueller had total assets of $1,026.2 million and $984.3 million at September 30, 2004 and July 2, 2005, respectively. The purchase price will be allocated to the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. The final allocation will be determined during the fourth quarter of 2005.

The Company financed the acquisition of the common stock with a combination of available cash, borrowings under the 2005 Walter Credit Agreement and the 2005 Mueller Credit Agreement, as more fully described in Note 8.

Note 3—Stock-Based Compensation Plans

The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion 25 and related interpretations in accounting for stock options. The Company’s restricted stock units are accounted for as a fixed plan under APB Opinion 25. Accordingly, compensation costs are measured using the excess, if any, of the Company’s stock price at the grant dates in excess of the option or restricted stock unit price. Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net income, as reported	$20,197	$19,073	$80,443	$22,734
Add: Stock-based compensation expense included in reported net income, net of related tax effects	236	70	708	309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(510)	(753)	(1,933)	(2,207)
Pro forma net income	$19,923	$18,390	$79,218	$20,836

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net income per share:
Basic—as reported	$0.52	$0.51	$2.10	$0.58
Basic—pro forma	0.51	0.49	2.07	0.53
Diluted—as reported	0.43	0.42	1.71	0.54
Diluted—pro forma	0.43	0.40	1.68	0.50

The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for stock compensation awards granted in the following periods were:

	For the three months		For the three months		For the three months
	ended March 31,		ended June 30,		ended September 30,
	2005	2004	2005	2004	2005	2004
Risk free interest rate	4.16%	5.02%	3.99%	4.67%	3.95%	4.41%
Dividend yield	0.40%	1.00%	0.40%	1.00%	0.40%	1.00%
Expected life (years)	6.0	7.0	5.5	6.9	5.3	6.6
Volatility	39.23%	39.86%	42.91%	39.56%	42.34%	39.14%

During 2004 and 2005, the Company issued restricted stock units to executives under the Long-Term Incentive Award Plan Restricted Stock Unit Award Agreements. The restricted units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance. The Company records an equity and contra-equity amount, both equal to the market value of the restricted stock units on the date of grant, as a component of capital in excess of par value. Compensation expense is charged on a straight-line basis in the income statement based on the vesting period of the restricted stock units with a corresponding credit to capital in excess of par value. The Company recorded approximately $0.2 million and $0.7 million of compensation expense, net of tax, for the three and nine months ended September 30, 2005, respectively, and $0.1 million and $0.3 million of compensation expense, net of tax, for the three and nine months ended September 30, 2004, respectively.

Note 4—Restructuring and Impairments

In December 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. In the fourth quarter of 2004, the Company decided to extend its coal production schedule for Mine No. 5 to the fourth quarter of 2006 due to favorable metallurgical coal pricing. As a result of the temporary idling of Mine No. 5 and the increased manpower requirements related to the Mine No. 7 expansion, the Company anticipates terminating fewer Mine No. 5 employees. Previously, the total expected costs of the shutdown were $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. The remainder of the costs, primarily representing workers’ compensation and other incremental costs related to the closure of the mine, will be charged to expense when incurred. As a result of the increased manpower requirements, total expected costs decreased to approximately $12.4 million, of which $7.3 million would qualify as restructuring costs. During the quarter ended September 30, 2005, the Company re-measured the liability, which resulted in a $1.4 million reversal of amounts previously charged to restructuring expense. Estimated expected costs associated with the shutdown and the amounts recorded to restructuring expenses are as follows (in thousands):

		Restructuring	Restructuring	Restructuring	Restructuring
		charges expensed	credits for the	credits for the	charges expensed
	Total	from inception to	three months ended	nine months ended	from inception to
	Expected Costs	September 30, 2005	September 30, 2005	September 30, 2005	December 31, 2004
Termination benefits	$1,929	$678	$(1,243)	$(633)	$1,311
Other employee- related costs	8,475	5,790	—	—	5,790
Other costs	2,001	67	—	—	67
Total	$12,405	$6,535	$(1,243)	$(633)	$7,168

Termination benefits consist primarily of one year’s post-employment health benefits for United Mine Workers of America (“UMWA”) employees and severance related to staff reductions of salaried personnel. Other employee-related costs includes approximately $5.8 million expensed in 2003 related to an increase in benefit costs associated with the curtailment of the UMWA other post-retirement benefits plan.

Activity in accrued restructuring was as follows (in thousands):

	For the three	For the three	For the three	For the
	months ended	months ended	months ended	year ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Beginning balance	$2,198	$1,893	$1,588	$1,388
Restructuring expenses accrued	205	305	305	2,519
Restructuring payments	—	—	—	(653)
Reversal of prior accruals	(1,448)	—	—	(1,666)
Ending balance	$955	$2,198	$1,893	$1,588

Note 5—Restricted Short-Term Investments

Restricted short-term investments at September 30, 2005 and December 31, 2004 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($86.7 million and $93.4 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses of ($6.6 million and $6.5 million, respectively).

Note 6—Instalment Notes Receivable

The instalment notes receivable is summarized as follows (in thousands):

	September 30,	December 31,
	2005	2004
Instalment notes receivable	$1,565,721	$1,619,148
Mortgage loans	134,665	109,257
Less: Allowance for losses	(12,306)	(11,200)
Net	$1,688,080	$1,717,205

During the three and nine months ended September 30, 2005, the Company purchased $9.8 million and $41.4 million of third party mortgage loans, respectively.

Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the nine months ended
	September 30,
	2005	2004
Balance at beginning of period	$11,200	$10,907
Provisions charged to income	8,210	9,109
Charge-offs, net of recoveries	(7,104)	(8,724)
Balance at end of period	$12,306	$11,292

During the quarter ended September 30, 2005, the Company increased the provision $1.3 million for estimated losses on instalment notes related to Hurricanes Katrina and Rita.

Note 7—Inventories

Inventories are summarized as follows (in thousands):

	September 30,	December 31,
	2005	2004
Finished goods	$160,363	$122,956
Goods in process	50,920	37,597
Raw materials and supplies	48,592	44,095
Repossessed houses held for resale	30,684	28,899
Total inventories	$290,559	$233,547

Note 8—Debt

Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Mortgage-Backed/Asset-Backed Notes:
Trust IV Asset Backed Notes	$271,125	$322,357
Trust VI Asset Backed Notes	178,229	198,366
Trust VII Asset Backed Notes	147,506	167,525
Trust VIII Asset Backed Notes	188,292	214,994
Trust IX Variable Funding Loan	96,800	36,974
Trust X Asset Backed Notes	265,793	292,178
Trust XI Asset Backed Notes	231,834	257,086
2004-1 Trust Asset Backed Notes	239,984	274,347
Trust XIV Variable Funding Loan	44,700	—
	1,664,263	1,763,827
Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	10,000	—
Convertible Senior Subordinated Notes	175,000	175,000
	185,000	175,000
Total	$1,849,263	$1,938,827

The $400 million Mid-State Trust IX Variable Funding Loan warehouse facility was reduced to $200.0 million on April 29, 2005, that matures on January 31, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.40%. The weighted average interest rate on amounts outstanding as of September 30, 2005 was 3.87%.

The Mid-State Trust XIV Variable Funding Loan is a $200 million warehouse facility that matures on February 3, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.25%.  The weighted average interest rate on amounts outstanding as of September 30, 2005 was 3.82%.

The convertible senior subordinated notes are convertible at the option of the holder through December 31, 2005 having satisfied, as of September 30, 2005, the common stock price condition. The notes may continue to be convertible during future periods if the common stock sales price condition or other conditions are satisfied.

In April 2003, the Company entered into a $500 million bank credit facility (the “2003 Credit Facility”) which consisted of a $245 million senior secured revolving credit facility originally maturing in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility was secured by the stock of Walter Industries’ subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility was 0.25% and the interest rate was a floating rate of 125 basis points over LIBOR, through September 30, 2005. LIBOR was 3.6% and 2.4% at September 30, 2005 and December 31, 2004, respectively.

The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At September 30, 2005, letters of credit with a face amount of $73 million were outstanding and approximately $182 million was available under the Revolving Credit Facility.

On October 3, 2005, the Company entered into a credit agreement (the “2005 Walter Credit Agreement”) consisting of a $225 million senior secured revolving credit facility maturing in October 2010 (the “2005 Walter Revolving Credit Facility”) and a $450 million senior secured term loan maturing in October 2012 (the “2005 Walter Term Loan”). In connection with entering into the 2005 Walter Credit Agreement, the 2003 Credit Facility was terminated. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller and its subsidiaries  The 2005 Walter Term Loan requires quarterly principal payments of $1.1 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.50% and the interest rate is a floating rate of 225 basis points over LIBOR. The 2005 Walter Term Loan carries a floating interest rate of 200 basis points over LIBOR.

Proceeds of the 2005 Walter Credit Agreement were approximately $468.8 million, net of approximately $11.2 million of underwriting fees and expenses which will be amortized over the life of the loans. Approximately $10.0 million of the proceeds was used to retire the previous revolving credit facility and unpaid accrued interest. The remaining proceeds were used to finance the acquisition of Mueller.

On October 3, 2005, Mueller Group, a wholly-owned subsidiary of Mueller and an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of Mueller Group and substantially all of the wholly-owned domestic subsidiaries of Mueller Group, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating rate 250 basis points over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 225 basis points over LIBOR.

Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to refinance the prior Mueller credit facility and finance the acquisition of Mueller.

Both the 2005 Walter Credit Agreement and 2005 Mueller Credit Agreement contain customary events of default and covenants, including covenants that restrict the ability of the Walter Restricted Group and the Mueller Group and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. If an event of default under either agreement shall occur and be continuing, the commitments under the related credit agreement may be terminated and the principal amount, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. The credit agreements do not contain cross-default provisions and are separate and distinct obligations of the two borrower groups, with separate businesses, creditor groups and covenants, with no credit support from one borrower group to the other.

Note 9—Pension and Other Employee Benefits

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months		For the three months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$2,061	$1,961	$448	$475
Interest cost	5,539	5,568	4,010	3,927
Expected return on plan assets	(6,246)	(5,723)	—	—
Amortization of prior service cost	164	179	(1,715)	(1,633)
Amortization of net loss (gain)	1,575	1,540	497	(93)
Net periodic benefit cost	$3,093	$3,525	$3,240	$2,676

	Pension Benefits		Other Benefits
	For the nine months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$6,183	$5,884	$1,344	$1,426
Interest cost	16,617	16,704	12,034	11,782
Expected return on plan assets	(18,738)	(17,169)	—	—
Amortization of prior service cost	492	538	(5,157)	(4,901)
Amortization of net loss (gain)	4,725	4,621	1,491	(279)
Net periodic benefit cost	$9,279	$10,578	$9,712	$8,028

During the second quarter of 2004, the Company reduced the Other Postretirement Benefits liability by $1.6 million to correct an over accrual for certain retiree life insurance benefits which are provided by UMWA union plans which are indirectly funded by the Natural Resources segment.

Note 10—Income Taxes

For the quarter ended September 30, 2005, the Company recorded credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company’s estimated effective tax rate from 32% to 30%.

The Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets during the second quarter of 2004.

Note 11—Net Income Per Share

A reconciliation of the basic and diluted net income per share computations for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands, except per share data):

	For the three months ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$20,197	$20,197	$19,073	$19,073
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	1,066	—	1,066
	$20,197	$21,263	$19,073	$20,139
Denominator:
Average number of common shares outstanding	38,759	38,759	37,425	37,425
Effect of dilutive securities:
Stock options and restricted stock units(b)	—	650	—	857
3.75% convertible senior subordinated notes(a)	—	9,805	—	9,805
	38,759	49,214	37,425	48,087
Net income per share	$0.52	$0.43	$0.51	$0.42

	For the nine months ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$80,443	$80,443	$22,734	$22,734
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	3,198	—	1,955
	$80,443	$83,641	$22,734	$24,689
Denominator:
Average number of common shares outstanding	38,325	38,325	39,154	39,154
Effect of dilutive securities:
Stock options and restricted stock units(b)	—	830	—	688
3.75% convertible senior subordinated notes(a)	—	9,805	—	5,883
	38,325	48,960	39,154	45,725
Net income per share	$2.10	$1.71	$0.58	$0.54

(a)           Represents the interest, net of tax, and shares issuable upon conversation related to the Company’s $175 million contingent convertible senior subordinated notes.

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

Note 12—Financial Instruments

On January 31, 2005, the Company entered into two $50 million interest rate hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company’s future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the scheduled issuance date of the Company’s next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. As of September 30, 2005, the Company recorded an unrealized gain from these hedging instruments of $0.5 million, net of tax, as a component of other comprehensive income.

On July 25, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from August 2005 through February 2006 totaling 1.4 million mmbtu, or 34% of expected natural gas production, at a price of $8.54 per mmbtu. This swap contract effectively converts a portion of forecasted sales at market prices to a fixed price basis.

On August 4, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from November 2005 through March 2006 totaling 0.5 million mmbtu, or 12% of expected natural gas production, at a price of $9.365 per mmbtu. This swap contract effectively converts a portion of forecasted sales at market prices to a fixed price basis.

On September 2, 2005, the Company entered into a collar contract to hedge anticipated sales of natural gas from November 2005 through December 2006. The Company purchased a put contract and wrote a call contract with identical terms and volumes, each for 2.1 million mmbtu, or 25% of expected natural gas production, effectively converting a portion of forecasted sales at market prices to a fixed price range between $10.05 and $11.50 per mmbtu.

On September 29, 2005, the Company entered into a collar contract to hedge anticipated sales of natural gas from March 2006 through December 2006. The Company purchased a put contract and wrote a call contract with identical terms and volumes, each for 2.0 million mmbtu, or 23% of expected natural gas production, effectively converting a portion of forecasted sales at market to a fixed price range between $10.50 and $13.10 per mmbtu.

As of September 30, 2005, the Company recorded a net unrealized loss from these natural gas hedging instruments of $6.9 million, net of tax, as a component of other comprehensive income.

On October 27, 2005, Mueller Group entered into six interest rate hedge transactions with a cumulative notional value of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. The swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated LIBOR rate and to receive payments based on three month LIBOR from the counter-parties. It is anticipated that these swaps will be settled upon maturity and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income. These hedges principally comply with covenants contained in the Mueller Credit Agreement.

On November 1, 2005, the Company entered into an interest rate hedge with a notional value of $75 million. The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Walter Term Loan. The structure of the hedge is a three year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three month LIBOR rates are below the floor and to receive payments from the counter-party when the three month LIBOR is above the cap. It is anticipated that the hedge will be settled upon maturity and will be accounted for as a cash flow hedge. As such, changes in the fair value of the hedge that take place through the date of maturity will be recorded in accumulated other comprehensive income.

Note 13—Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	For the three months
	ended September 30,
	2005	2004
Net sales and revenues:
Homebuilding	$55,994	$54,172
Financing	56,621	59,262
Industrial Products	158,093	155,281
Natural Resources	100,578	95,549
Other	35,375	28,816
Consolidating eliminations	(6,748)	(6,704)
Net sales and revenues	$399,913	$386,376
Segment operating income (loss):
Homebuilding	$(10,454)	$(9,550)
Financing(a)	521	8,569
Industrial Products	10,086	8,286
Natural Resources	29,249	23,674
Other	(1,748)	(1,288)
Consolidating eliminations	(8)	(707)
Operating income	27,646	28,984
Less corporate debt interest expense	(3,595)	(3,803)
Income from continuing operations before income tax expense	24,051	25,181
Income tax expense	(3,681)	(6,108)
Income from continuing operations	$20,370	$19,073
Depreciation:
Homebuilding	$1,233	$1,213
Financing	341	401
Industrial Products	6,224	6,415
Natural Resources	5,121	5,464
Other	1,319	1,194
Total	$14,238	$14,687

(a)           Operating income amounts are after deducting amortization of other intangibles of $837 and $1,079 for the three months ended September 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $30,046 and $32,824 for the three months ended September 30, 2005 and 2004, respectively.

	For the nine months ended September 30,
	2005	2004
Net sales and revenues:
Homebuilding	$161,790	$179,832
Financing	174,320	183,040
Industrial Products	425,543	414,365
Natural Resources	344,738	249,372
Other	103,068	82,898
Consolidating eliminations	(22,999)	(17,227)
Net sales and revenues	$1,186,460	$1,092,280
Segment operating income (loss):
Homebuilding	$(32,997)	$(25,071)
Financing(a)	29,323	39,065
Industrial Products	27,687	8,137
Natural Resources	112,409	36,080
Other	(9,018)	(9,518)
Consolidating eliminations	(2,839)	(2,060)
Operating income	124,565	46,633
Less corporate debt interest expense	(11,304)	(13,954)
Income from continuing operations before income tax expense	113,261	32,679
Income tax expense	(32,228)	(9,945)
Income from continuing operations	$81,033	$22,734
Depreciation:
Homebuilding	$3,645	$3,671
Financing	1,056	1,093
Industrial Products	19,401	20,158
Natural Resources	15,351	16,628
Other	3,610	3,638
Total	$43,063	$45,188

(a)           Operating income amounts are after deducting amortization of other intangibles of $2,823 and $3,916 for the nine months ended September 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $92,583 and $94,826 for the nine months ended September 30, 2005 and 2004, respectively.

Note 14—Commitments and Contingencies

The Company and its subsidiaries are parties to a number of lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on its consolidated financial position.

Note 15—Hurricane Insurance Claim Losses

The Company recorded a provision for estimated hurricane insurance losses of $12.2 million and $4.9 million, net of expected reinsurance proceeds from unrelated insurance carriers, during the three months ended September 30, 2005 and 2004, respectively. These estimated losses, recorded in the Financing segment, were for estimated claim losses as a result of damage from Hurricanes Katrina and Rita in 2005 and four hurricanes in 2004 that impacted the Company’s market area.

Note 16—Subsequent Events

On October 3, 2005, the Company acquired Mueller, as discussed in Note 2. In conjunction with the acquisition, the Company entered into the 2005 Walter Credit Agreement and the 2005 Mueller Credit Agreement, as discussed in Note 8.

On October 21, 2005, the Company announced its plan to initiate an initial public offering and subsequent spin-off of its Water Products business, which comprises the combined operations of U.S. Pipe and Mueller.

On October 26, 2005, the Company’s United Land subsidiary announced an investment in Kodiak Mining Company, LLC, a joint venture established to operate an underground coal mine in Shelby County, Alabama. The mine has approximately 4.3 million tons of reserves, which can be sold as high vol, hard coking coal or high BTU, low-sulfur steam coal. Production is expected to begin the first quarter 2006, and the Company expects that its share of this venture will result in approximately 350,000 tons of incremental coal production in 2006.

On October 26, 2005, the Company announced plans to close its U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga and Albertville, Alabama plants by the end of this year. The eventual closure of the Chattanooga plant will occur sometime in 2006. The estimated pre-tax restructuring costs consisting of the write-off of impaired assets, severance and environmental costs are estimated at $37.8 million, of which $21.9 million are non-cash, and are expected to be recorded in the fourth quarter.

On October 26, 2005, the Board of Directors declared a $0.04 per share dividend payable on December 9, 2005 to shareholders of record on November 11, 2005.

On October 27, 2005, the Mueller Group LLC entered into six interest rate hedge transactions totaling $350 million. On November 1, 2005, the Company entered into an interest rate collar agreement for a notional value of $75 million. These interest rate hedges are discussed in more detail in Note 12.

Note 17—New Accounting Pronouncements

In December 2004, the FASB released revised FASB No. 123(R), “Share-Based Payment”, (“FAS 123R”) which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123R will be adopted by the Company beginning January 1, 2006. The Company expects to utilize the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The impact of the adoption of FAS 123R on the 2006 financial statements has not yet been determined. However, see Note 3 for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous FAS 123, “Accounting for Stock-Based Compensation.”

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation does not have a material impact on the Company’s financial condition or results of operations.

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”), which changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of FAS 154. The adoption of FAS 154 will not have a material impact on the Company’s financial condition or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 13 of “Notes to Consolidated Financial Statements,” which describe the Company’s net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended September 30, 2005 and 2004

	For the three months ended September 30, 2005
			Industrial	Natural
($ in thousands)	Homebuilding	Financing	Products	Resources	Other	Cons Elims	Total
Net sales	$55,721	$3,858	$158,035	$99,729	$31,991	$(6,070)	$343,264
Interest income on instalment notes	—	50,977	—	—	—	—	50,977
Miscellaneous income	273	1,786	58	849	3,384	(678)	5,672
Net sales and revenues	55,994	56,621	158,093	100,578	35,375	(6,748)	399,913
Cost of sales	47,023	2,650	131,677	59,702	27,233	(6,740)	261,545
Interest expense(1)	—	30,046	—	—	—	—	30,046
	8,971	23,925	26,416	40,876	8,142	(8)	108,322
Depreciation	1,233	341	6,224	5,121	1,319	—	14,238
Selling, general & administrative	18,309	7,009	10,469	3,637	8,904	—	48,328
Provision for losses on instalment notes	—	3,076	—	—	—	—	3,076
Postretirement benefits	(117)	(59)	(363)	4,112	(333)	—	3,240
Amortization of other intangibles	—	837	—	—	—	—	837
Provision for estimated hurricane insurance losses	—	12,200	—	—	—	—	12,200
Restructuring & impairment credits	—	—	—	(1,243)	—	—	(1,243)
Operating income (loss)	$(10,454)	$521	$10,086	$29,249	$(1,748)	$(8)	27,646
Corporate debt interest expense							(3,595)
Income before income taxes							$24,051

(1)    Excludes corporate debt interest expense.

	For the three months ended September 30, 2004
			Industrial	Natural
($ in thousands)	Homebuilding	Financing	Products	Resources	Other	Cons Elims	Total
Net sales	$53,682	$2,858	$155,394	$94,752	$26,206	$(5,997)	$326,895
Interest income on instalment notes	—	54,961	—	—	—	—	54,961
Miscellaneous income	490	1,443	(113)	797	2,610	(707)	4,520
Net sales and revenues	54,172	59,262	155,281	95,549	28,816	(6,704)	386,376
Cost of sales	42,580	1,342	132,931	59,536	22,088	(5,997)	252,480
Interest expense(1)	—	32,824	—	—	—	—	32,824
	11,592	25,096	22,350	36,013	6,728	(707)	101,072
Depreciation	1,213	401	6,415	5,464	1,194	—	14,687
Selling, general & administrative	20,052	7,461	8,054	3,422	7,112	—	46,101
Provision for losses on instalment notes	—	2,716	—	—	—	—	2,716
Postretirement benefits	(123)	(48)	(405)	2,919	(290)	—	2,053
Amortization of other intangibles	—	1,079	—	—	—	—	1,079
Provision for estimated hurricane insurance losses	—	4,918	—	—	—	—	4,918
Restructuring & impairment charges	—	—	—	534	—	—	534
Operating income (loss)	$(9,550)	$8,569	$8,286	$23,674	$(1,288)	$(707)	28,984
Corporate debt interest expense							(3,803)
Income before income taxes							$25,181

(1)    Excludes corporate debt interest expense.

Overview

The Company’s net income for the quarter ended September 30, 2005 was $20.2 million, or $0.43 per diluted share, which compares to net income in the comparable 2004 period of $19.1 million, or $0.42 per diluted share. Net income for the quarter reflects higher year-over-year operating income from the Company’s Natural Resources and Industrial Products segments primarily due to higher metallurgical coal and ductile iron pipe pricing, respectively. Results in the third quarter 2005 of the Natural Resources segment included $12.6 million of pre-tax idle mine costs associated with the water ingress problem at Jim Walter Resources’ Mine No. 5 that began in June 2005.

The Financing segment incurred significant estimated losses in the quarter related to Hurricanes Katrina and Rita, which included pre-tax insurance losses of $12.2 million, and an addition to the provision for losses on instalment notes of $1.3 million. In the prior year quarter, the Financing segment incurred pre-tax insurance-related hurricane losses of $4.9 million.

Net income for the current period included credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company’s estimated effective tax rate from 32% to 30%, related to changes in estimated full year operating income and interest expense.

Principal factors impacting the current period results compared to the year ago period included:

•       Metallurgical coal selling prices increased 66.2% to $99.83 per ton in the current period compared to the prior year period. Coal shipments decreased approximately 500,000 tons due to the timing of shipments.

•       Industrial Products’ current period results reflect a 13.2% increase in ductile iron pipe prices partially offset by a 9.0% decrease in volume of ductile iron pipe shipments.

•       Financing results in the current period include a $12.2 million provision for estimated hurricane insurance losses, reduced interest income of $4.0 million primarily due to a lower level of instalment notes receivable, and an additional $1.3 million provision for losses on instalment notes related to customers affected by the hurricanes, slightly offset by a $2.8 million decrease in interest expense caused by a reduction in the instalment note portfolio.

•       Natural Resources incurred idle mine costs of $12.6 million in the current period due to a water ingress problem in Mine No. 5, which is discussed below.

•       Due to the increased demand for manpower, it is now expected that some of the workforce from Mine No. 5 will be transferred to Mine No. 7. As a result, Natural Resources recorded a reduction to expense for restructuring and impairment charges of $1.4 million in the current period.

•       Prior year Industrial Products’ results include a $1.9 million environmental-related insurance settlement.

•       Homebuilding had 3.5% more unit completions and higher average sales prices, offset by $0.4 million of hurricane-related repair costs and lower margins due to repair and rework on aged units in the current period.

•       Current period results at Sloss reflect higher furnace and foundry coke pricing, partially offset by decreased foundry coke volumes and higher raw material costs.

•       In the current period, the Company also recorded credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company’s estimated effective tax rate from 32% to 30%. Prior period results included a reduction in tax expense of $0.6 million from revising the effective tax rate from 27.5% to 25.0%.

Other developments, trends and factors that may impact future results include:

•       The Company completed the acquisition of Mueller Water Products, Inc. on October 3, 2005. The results of Mueller’s operations will be consolidated with the Company’s results, from the date of acquisition.

•       On October 21, 2005, the Company announced its plan to initiate an initial public offering and subsequent spin-off of its Water Products business, which includes Mueller and U.S. Pipe.

•       The Company estimates the total inventory adjustment needed to record Mueller’s inventory at fair value will be approximately $62.0 million, which will be charged to cost of sales based on inventory turnover. Approximately $50.0 million of this inventory adjustment will be expensed in the quarter ending December 31, 2005, with the remainder expensed in the quarter ending March 31, 2006. The Company also expects Mueller’s quarterly amortization expense from definite-lived intangibles to increase by approximately $7.9 million and to write off certain financing costs in the quarter totaling $2.5 million.

•       On October 26, 2005, the Company announced plans to close its U.S. Pipe Chattanooga, Tennessee plant and to transfer the valve and hydrant production of that plant to Mueller’s Chattanooga and Albertville, Alabama plants by the end of this year. The eventual closure of the U.S. Pipe Chattanooga plant will occur sometime in 2006. The pre-tax restructuring costs to be recorded in the fourth quarter are estimated at $37.8 million consisting of the write-off of impaired assets, severance and environmental costs, of which $21.9 million are non-cash.

•       On October 26, 2005, the Company executed a definitive agreement to invest up to $19.6 million in Kodiak Mining Company, LLC, which will give the Company a 51% equity interest in this enterprise which operates an underground coal mine in Shelby County, Alabama. The mine has approximately 4.3 million tons of reserves which can be sold as high vol, hard coking coal or high BTU low sulfur steam coal. Annual production is expected to be approximately 700,000 tons per year until the reserves are exhausted or a new mining area is developed. Kodiak will be consolidated into the Company’s results and starting in 2006 Kodiak is expected to contribute net income of $5 million to $6 million, net of minority interest, per year.

•       During October 2005, operations at Mine No. 5 were resumed. The shutdown in 2005 resulted in reduced production of approximately 350,000 tons. The estimated 2006 production for Mine No. 5 is expected to be 1 million tons compared to estimated 2005 production of 600,000 tons, which includes 100,000 tons from the current longwall panel and will be completed during the fourth quarter of 2005. During the quarter ended September 30, 2005, the Company incurred approximately $12.6 million of idle mine costs. The Company expects idle mine costs of $3.0 million during the fourth quarter of 2005.

•       In addition to the previously announced $135 million Mine No. 7 expansion, the Company is pursuing an additional expansion opportunity at Mine No. 7 to produce a total of approximately 2,000,000 tons of coal beginning in late 2006 and finishing in early 2008. Costs to develop this area and build the required infrastructure are estimated at approximately $6.1 million.

•       The Company expects to complete a new barge loading facility in the fourth quarter of 2005, which will provide an alternative method of transporting coal to the port in Mobile, Alabama.

•       The Company expects that the pricing on the majority of its metallurgical coal contracts for the period July 1, 2006 to June 30, 2007 will be negotiated during the next several months.

•       As of September 30, 2005, scrap metal costs used by the Industrial Products segment have declined 25% from their peak in the fourth quarter of 2004. Recently scrap costs have increased and are expected to remain elevated at least through December 2005.

•       While the Homebuilding segment continues to implement initiatives to increase productivity and profitability, the Company previously believed it would achieve a breakeven run-rate in the fourth quarter of 2005. However, the excess costs associated with many of the older stick-built units under construction continue to adversely effect gross margins. This, coupled with delays associated with the hurricanes, make it unlikely that the Homebuilding segment will achieve profitability in the fourth quarter.

•       The Financing segment expects to increase loan acquisition activity through Walter Mortgage Company as a strategy to offset the lower level of instalment note origination production from the Homebuilding segment. During the first nine months of 2005, Walter Mortgage Company purchased $41.4 million in loans and estimates total purchases of $60 million for the year.

•       Following a favorable ruling in the Drummond case over surface mining rights for steam and metallurgical coal on certain Company-owned properties, which has been appealed, the Company has initiated actions to develop these deposits. The Company has submitted permit applications for several areas and expects to firm up estimates of potential reserves and definitive mining plans.

Net sales and revenues for the three months ended September 30, 2005 were $399.9 million, a 3.5% increase from $386.4 million for the quarter ended September 30, 2004, primarily driven by higher metallurgical coal prices at Natural Resources along with higher pricing at Industrial Products and Sloss, partially offset by decreases at Financing due to fewer unit completions and reduced instalment note portfolio balances.

Cost of sales, exclusive of depreciation, of $261.5 million was 76.2% of net sales in the 2005 period and $252.5 million and 77.2% of net sales in the 2004 period, a slight decrease as a percentage of net sales from 2004. The decrease in cost of sales as a percentage of net sales is due to increases in metallurgical coal sales prices at Natural Resources and ductile iron pipe prices at Industrial Products, partially offset by idle mine costs of $12.6 million due to the water ingress problem at Natural Resources’ Mine No. 5 and $4.4 million in the Homebuilding segment due to higher construction, repair and material costs.

Selling, general and administrative expenses of $48.3 million were 12.1% of net sales and revenues in the 2005 period, compared to $46.1 million and 11.9% in 2004. The increase is primarily due to a favorable environmental insurance settlement of $1.9 million in the Industrial Products segment in the 2004 period. Additionally, during the current period, higher professional costs in the Other segment were partially offset by a $1.7 million reduction in Homebuilding due to overhead cost reduction efforts. The prior year period also included $1.2 million of costs in the Homebuilding segment related to branch closures and severance costs.

Provision for losses on instalment notes increased to $3.1 million in the 2005 period, compared to $2.7 million in 2004 due to $1.3 million of estimated hurricane-related impacts and higher delinquency rates partially offset by higher recovery rates of foreclosed houses.

Provision for estimated hurricane insurance losses increased to $12.2 million in the 2005 period compared to $4.9 million in the 2004 period. The increase in estimated losses was due to both the severity of hurricane Katrina and the resulting impact on Mississippi, which is a large market for insurance policies underwritten by the Financing segment.

The Company’s effective tax rate of 15% and 24% for the three months ended September 30, 2005 and 2004, respectively, differed from the federal statutory rate primarily due to depletion deductions related to the Natural Resources segment and the effect of state income taxes. In the current period, the Company also recorded credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company’s estimated full year effective tax rate from 32% to 30%. Prior period results included a reduction in tax expense of $0.6 million from revising the effective tax rate from 27.5% to 25.0%.

Segment Analysis:

Homebuilding

Net sales and revenues were $56.0 million for the three months ended September 30, 2005, an increase of $1.8 million from the quarter ended September 30, 2004 as a result of higher modular unit completions and stick-built average net selling prices. Total unit completions increased by 26, or 3.5%, compared to the year earlier period. The modular business completed 202 homes in the current quarter, 89 more than the year-ago period. Stick-built completions totaled 557 units in the current period compared to 620 in the year-ago period. This decrease is primarily due to approximately 65 fewer-than-anticipated stick-built completions in the hurricane-affected areas and fewer branches. Same store stick-built completions were 557 and 562 for the three months ended September 30, 2005 and 2004, respectively.

	Three months ended
	September 30,
	2005	2004
Homes Completed:
Stick-Built	557	620
Modular	202	113
Average Net Selling Price
Stick-Built	$80,493	$74,524
Modular	$53,893	$65,403

The estimated backlog at September 30, 2005 of stick-built and modular homes to be constructed was $184 million, or 2,510 homes, compared to $148 million, or 2,001 homes, at December 31, 2004 and $133 million, or 1,825 homes, at September 30, 2004.

The operating loss was $10.6 million for the three months ended September 30, 2005 compared to an operating loss of $9.6 million in the year-ago period. The current period loss reflects $0.4 million in hurricane-related repair costs, lower margins due to repair and rework on aged units under construction and $0.4 million of additional operating losses from the modular housing business. These unfavorable results were partially offset by higher average on-your-lot selling prices and lower selling, general and administrative expenses. Additionally, the operating income shortfall attributable to lower deliveries in the hurricane-affected areas is approximately $1.5 million. The prior year period included $1.2 million of costs in the Homebuilding segment related to branch closures and severance costs.

As a result of the hurricanes, we expect construction delays caused by limited sub-contractor availability to continue during the fourth quarter. Gross margins in Homebuilding’s Southeast and Atlantic divisions continue to be suppressed due to issues with repairs and rework on aged units.

Financing

Net sales and revenues were $56.6 million in the 2005 period, a decrease of $2.7 million from $59.3 million for the year-ago period. The reduction in revenue was attributed to lower payment revenue, a decrease in the overall instalment note portfolio balance due to declining mortgage origination production from the Homebuilding segment.

Operating income decreased by $8.0 million to $0.5 million in the 2005 period due to the $12.2 million estimated hurricane-related insurance losses, and an additional $1.3 million provision for estimated hurricane-related losses on instalment notes compared with $4.9 million of hurricane-related insurance claims in 2004.

Conversely, the current period reflected lower selling, general and administrative costs, lower interest expense and an improvement in the provision for losses (excluding the $1.3 million in hurricane-related charges) due to lower foreclosure activity and better recovery rates on repossessed houses. However, these improvements were partially offset by the overall decline in the portfolio size and lower prepayment income. Delinquencies (the percentage of amounts outstanding more than 30 days past due) were 5.3%, up 30 basis points versus the third quarter of last year, largely due to job losses and customers shifting their payment priorities in the hurricane affected areas.

Industrial Products

Net sales and revenues were $158.1 million for the three months ended September 30, 2005 compared to $155.3 million in the year-earlier period. The increase was primarily due to a 13.2% increase in ductile iron pipe selling prices, partially offset by a 9.0% decrease in ductile iron pipe sales due to an industry-wide decline in demand. This temporary third quarter industry-wide decline in shipments is expected to improve in the fourth quarter of 2005. U.S. Pipe increased prices in October 2005 and has implemented pricing actions since September 2003 to offset scrap metal and other manufacturing cost increases.

The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at September 30, 2005 was approximately $110 million compared to $115 million at December 31, 2004 and $110 million at September 30, 2004. The decrease in backlog since December 2004 is due to the seasonality of the business.

Operating income for the segment totaled $10.1 million for the quarter, compared to $8.3 million in the prior year period. Last year’s operating income included a favorable $1.9 million insurance claim settlement. Excluding last year’s settlement, U.S. Pipe generated a significant increase in operating income of 57.8%, primarily due to improved pricing and favorable product mix. These positives were partially offset by lower volumes, higher scrap metal costs, increased energy expenses and increased warranty expense.

Natural Resources

Net sales and revenues were $100.6 million for the three months ended September 30, 2005, up 5.3% from the prior year period. The increase was primarily due to higher metallurgical coal and natural gas pricing, partially offset by lower volumes. As disclosed in the second quarter of 2005, Jim Walter Resources’ customers required certain shipments of lower-priced metallurgical coal contracts to be shipped in the second half of the year, which reduced average third quarter selling prices.

	Three months ended
	September 30,
	2005	2004
Average Coal Selling Price (per Ton)	$79.25	$53.27
Tons of Coal Sold	1.1 million	1.6 million
Tons of Coal Mined	1.2 million	1.7 million
Average Natural Gas Selling Price (per MCF)	$8.03	$5.80
Billion Cubic Feet of Natural Gas Sold	1.7	1.9
Number of Natural Gas Wells	406	375

For the three months ended September 30, 2005, Natural Resources’ operating income was $29.2 million, compared to operating income of $23.7 million in the prior year period. The increase was primarily due to higher metallurgical coal pricing, partially offset by lower volumes, higher production costs of $5.17 per ton in Mine Nos. 4 and 7 and $12.6 million of idle mine costs at Mine No. 5 during the current period. The production cost increase at Mine Nos. 4 and 7 was principally due to higher supplies and energy expenses and lower production at Mine No. 7 versus last year’s third quarter. The expected reduction in Mine No. 7 tonnage was principally due to lower yields as a result of mining a thinner coal seam within the current panel. In addition, the segment recorded a reduction to restructuring and impairment charges of $1.4 million due to the expectation that more of the workforce at Mine No. 5 will be transferred to Mine No. 7 upon its closure. The decrease in natural gas production volume is primarily attributable to Mine No. 4 coal production occurring in a heavily degassed area of the mine and the temporary idling of Mine No. 5 in the third quarter.

Other

Net sales and revenues were $35.4 million for the three months ended September 30, 2005, an increase of $6.6 million from $28.8 million in the prior year period. Sloss revenues were $31.6 million, up 20.6% versus the prior year period due to higher furnace and foundry coke prices and increased furnace coke volumes, partially offset by decreased foundry coke volumes. Sloss operating income was $2.4 million in the 2005 period compared to $2.1 million in the prior year period as higher furnace and foundry coke pricing and furnace coke volumes were partially offset by higher coking coal material costs.

Net general corporate expenses, principally included in selling, general and administrative expense, were $5.5 million for the three months ended September 30, 2005 compared to $4.3 million for the three months ended September 30, 2004. Corporate expenses increased due to professional fees and other personnel costs of $2.2 million.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Nine Months ended September 30, 2005 and 2004

	For the nine months ended September 30, 2005
			Industrial	Natural
($ in thousands)	Homebuilding	Financing	Products	Resources	Other	Cons Elims	Total
Net sales	$160,835	$11,635	$425,365	$341,144	$94,803	$(20,965)	$1,012,817
Interest income on instalment notes	—	157,580	—	—	—	—	157,580
Miscellaneous income	955	5,105	178	3,594	8,265	(2,034)	16,063
Net sales and revenues	161,790	174,320	425,543	344,738	103,068	(22,999)	1,186,460
Cost of sales	136,031	7,016	352,835	194,111	79,191	(20,160)	749,024
Interest expense(1)	—	92,583	—	—	—	—	92,583
	25,759	74,721	72,708	150,627	23,877	(2,839)	344,853
Depreciation	3,645	1,056	19,401	15,351	3,610	—	43,063
Selling, general & administrative	55,462	21,288	26,709	11,164	30,290	—	144,913
Provision for losses on instalment notes	—	8,210	—	—	—	—	8,210
Postretirement benefits	(351)	(179)	(1,089)	12,336	(1,005)	—	9,712
Amortization of other intangibles	—	2,823	—	—	—	—	2,823
Provision for estimated hurricane insurance losses	—	12,200	—	—	—	—	12,200
Restructuring & impairment credits	—	—	—	(633)	—	—	(633)
Operating income (loss)	$(32,997)	$29,323	$27,687	$112,409	$(9,018)	$(2,839)	124,565
Corporate debt interest expense							(11,304)
Income from continuing operations before income taxes							$113,261

(1)   Excludes corporate debt interest expense.

	For the nine months ended September 30, 2004
			Industrial	Natural
($ in thousands)	Homebuilding	Financing	Products	Resources	Other	Cons Elims	Total
Net sales	$179,262	$12,144	$414,990	$246,507	$77,201	$(15,163)	$914,941
Interest income on instalment notes	—	166,634	—	—	—	—	166,634
Miscellaneous income	570	4,262	(625)	2,865	5,697	(2,064)	10,705
Net sales and revenues	179,832	183,040	414,365	249,372	82,898	(17,227)	1,092,280
Cost of sales	142,504	7,625	359,944	177,683	64,201	(15,087)	736,870
Interest expense(1)	—	94,826	—	—	—	—	94,826
	37,328	80,589	54,421	71,689	18,697	(2,140)	260,584
Depreciation	3,671	1,093	20,158	16,628	3,638	—	45,188
Selling, general & administrative	59,097	22,634	27,272	10,242	25,449	(80)	144,614
Provision for losses on instalment notes	—	9,109	—	—	—	—	9,109
Postretirement benefits	(369)	(146)	(1,267)	7,812	(872)	—	5,158
Amortization of other intangibles	—	3,916	—	—	—	—	3,916
Provision for estimated hurricane insurance losses	—	4,918	—	—	—	—	4,918
Restructuring & impairment charges	—	—	121	927	—	—	1,048
Operating income (loss)	$(25,071)	$39,065	$8,137	$36,080	$(9,518)	$(2,060)	46,633
Corporate debt interest expense							(13,954)
Income from continuing operations before income taxes							$32,679

(1)           Excludes corporate debt interest expense.

Overview

The Company’s net income for the nine months ended September 30, 2005 was $80.4 million, or $1.71 per diluted share, which compares to net income in the comparable 2004 period of $22.7 million, or $0.54 per diluted share. Profitability at Natural Resources increased significantly over the prior year period primarily driven by higher contractual selling prices for metallurgical coal, as well as an improvement in Industrial Products over the prior year due to improved ductile iron pipe selling prices. These improvements were partially offset by higher scrap metal costs and fewer tons shipped. The results for the current period include decreased earnings in the Financing segment primarily due to an increase in estimated hurricane-related losses and increased losses in the Homebuilding segment as a result of fewer unit completions and higher than anticipated costs driven by repair, rework and other non-recoverable costs related to home construction.

Principal factors impacting the current period results compared to the year ago period included:

•       Metallurgical coal selling prices increased 73.6% to $80.74 per ton in the current period compared to the prior year period, while metallurgical coal tons sold decreased 8.2%.

•       Ductile iron pipe price increases of 19.8% have offset increases in scrap metal costs, while tons shipped decreased by 10.5% compared to the prior year period.

•       Industrial Products results in the current period include a favorable $5.1 million first quarter environmental-related insurance claim settlement. A favorable $1.9 million environmental-related insurance settlement was recorded in the third quarter of 2004.

•       Financing results in the current period include a $12.2 million provision for estimated hurricane insurance losses compared to $4.9 million in the year ago period. An additional $1.3 million provision for estimated losses on instalment notes was recorded during the third quarter 2005.

•       Natural Resources incurred idle mine costs of $16.1 million in the current period due to a water ingress problem in Mine No. 5.

•       Due to the increased demand for manpower, it is now expected that more of the workforce from Mine No. 5 will be transferred to Mine No. 7. As a result, Natural Resources recorded a reduction to expense for restructuring and impairment charges of $1.4 million in the current period.

•       Financing results in the current period reflect a 5.4% decrease in interest income due to the decline in the portfolio balance, partially offset by a reduction in selling, general and administrative expenses and favorable loss experience on delinquencies.

•       Homebuilding completed 14.5% fewer units and incurred additional expenses related to repair, rework and other non-recoverable costs related to home construction, which were partially offset by 5.1% higher average selling prices.

•       Current period results at Sloss reflect higher furnace and foundry coke pricing, partially offset by increases in production costs and higher coking coal material costs.

•       In the current period, the Company recorded a favorable tax adjustment of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales.

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

Net sales and revenues for the nine months ended September 30, 2005 were $1.19 billion, an 8.6% increase from $1.10 billion for the nine months ended September 30, 2004, primarily driven by higher metallurgical coal sales prices at Natural Resources along with higher pricing at U.S. Pipe and Sloss partially offset by decreases at Homebuilding and Financing due to fewer unit completions and reduced instalment note portfolio balances, respectively.

Cost of sales, exclusive of depreciation, of $749.0 million was 73.9% of net sales in the 2005 period versus $736.9 million and 80.5% of net sales in the comparable period of 2004. The decrease in cost of sales as a percentage of net sales is due to increases in sales prices at Natural Resources, Industrial Products and Sloss, partially offset by higher scrap metal costs in the Industrial Products segment, increased metallurgical coal raw material costs at Sloss, idle mine costs of $16.1 million due to the water ingress problem at Natural Resources’ Mine No. 5 and higher construction, repair, and material costs in the Homebuilding segment.

Selling, general and administrative expenses of $144.9 million were 12.2% of net sales and revenues in the 2005 period, compared to $144.6 million and 13.2% in 2004. The increase is due to higher severance, audit fees, other employee-related costs, and other professional fees, partially offset by an increase of $3.2 million for a favorable insurance claim settlements in the Industrial Products segment, a $3.6 million decrease in the Homebuilding segment due to lower severance, employee-related costs and lower advertising expenses. The prior year results also include $1.0 million for Vestal Manufacturing which was sold in 2004.

Provision for losses on instalment notes decreased to $8.2 million in the 2005 period, compared to $9.1 million in 2004 due to higher recovery rates on repossessed houses, partially offset by a $1.3 million provision recorded for estimated hurricane-related impacts.

Provision for estimated hurricane insurance losses increased to $12.2 million in the 2005 period compared to $4.9 million in the 2004 period. The increase in estimated losses was due to both the severity of hurricane Katrina and the resulting impact on Mississippi, which is a large market for insurance policies underwritten by the Financing segment.

Interest expense on corporate debt decreased $2.7 million to $11.3 million in the 2005 period due to the write-off of unamortized term loan debt issuance costs of $1.2 million and debt discount costs of $1.3 million in the prior year period resulting from the early retirement of the term loan.

The Company’s effective tax rate of 30.0% and 25.0% for the nine months ended September 30, 2005 and 2004, respectively, differed from the federal statutory rate primarily due to depletion deductions related to the Natural Resources segment and the effect of state income taxes. In the current period, the Company also recorded a favorable tax adjustment of $1.7 million related to an exemption from U.S. tax for a portion of the profit from certain foreign sales. Additionally, the Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets in 2004.

Segment Analysis:

Homebuilding

Net sales and revenues were $161.8 million for the nine months ended September 30, 2005, a decrease of $18.0 million from the nine months ended September 30, 2004, as a result of lower unit completions, partially offset by higher average selling prices. Total unit completions decreased by 367 or 14.5%, compared to the year earlier period. The modular business completed 439 homes in the current period, 32 more than the year-ago period. Excluding the modular business, 1,718 units were completed in the current period, compared to 2,117 in the year-ago period. Same store stick-builts decreased 103 units to 1,705 compared to the prior year period.

	Nine months ended September 30,
	2005	2004
Homes Completed:
Stick-Built	1,718	2,117
Modular	439	407
Average Net Selling Price:
Stick-Built	$78,074	$72,156
Modular	$60,829	$64,259

The operating loss was $33.0 million for the nine months ended September 30, 2005 compared to an operating loss of $25.1 million in the year-ago period. The increase was due to fewer unit completions, other non-recoverable costs for homes under construction and completed homes, write-down of supplies inventory for shortages and obsolescence, plus warranty and loss accruals, partially offset by higher sales prices and lower overhead costs resulting from 21 branch closures since September 30, 2004.

Financing

Net sales and revenues were $174.3 million in the 2005 period, a decrease of $8.7 million from $183.0 million for the year-ago period. This decrease was attributed to reduced yields on the instalment note portfolio, as well as a decrease in the instalment notes portfolio balance caused by lower Homebuilding segment mortgage origination production. Operating income decreased by $9.8 million, to $29.3 million in the 2005 period. The decrease in operating income is due to an increase in the provision for estimated hurricane losses of $7.3 million, a $1.3 million provision for estimated hurricane-related impacts on future delinquencies, and overall decline in portfolio earnings, partially offset by reduced selling, general and administrative costs and a decrease in the provision for losses on instalment notes due to higher recovery rates.

Industrial Products

Net sales and revenues were $425.5 million for the nine months ended September 30, 2005 compared to $414.4 million in the year-earlier period. The increase was primarily due to a 19.8% increase in ductile iron pipe selling prices, partially offset by a 10.5% decrease in ductile iron pipe shipments mainly due to industry-wide delays in construction projects, some of which were due to weather-related problems. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe’s pricing actions since September 2003 have offset scrap metal and other manufacturing cost increases.

Operating income for the segment totaled $27.7 million for the period, compared to $8.1 million in the prior year period. The increase in operating income of $19.6 million was due to higher pricing and an additional $3.2 million of insurance claim settlements, partially offset by lower volumes and higher scrap metal costs. Prior period results also included a $1.2 million loss from the $6.0 million sale of Vestal Manufacturing.

Natural Resources

Net sales and revenues were $344.7 million for the nine months ended September 30, 2005, an increase of $95.3 million from $249.4 million in the prior year period. The increase was primarily due to higher metallurgical coal prices, partially offset by fewer tons shipped.

	Nine months ended September 30,
	2005	2004
Average Coal Selling Price (per Ton)	$69.03	$43.44
Tons of Coal Sold	4.4 million	4.9 million
Tons of Coal Mined	4.6 million	5.1 million
Average Natural Gas Selling Price (per MCF)	$7.11	$5.91
Billion Cubic Feet of Natural Gas Sold	5.2	6.0
Number of Natural Gas Wells	403	375

For the nine months ended September 30, 2005, Natural Resources’ operating income was $112.4 million, compared to operating income of $36.1 million in the prior year period. The increase was primarily due to higher metallurgical coal prices and 4.6% more tonnage than the same period last year produced at Mine Nos. 4 and 7, partially offset by fewer tons shipped. The Company also incurred $16.1 million of idle mine costs at Mine No. 5, and higher costs of approximately $2.69 per ton at Mine No. 7 and Mine No. 4 primarily due to increases for supplies, labor and other costs. In addition, the segment recorded a reduction to restructuring and impairment charges of $1.4 million due to the expectation that more of the workforce at Mine No. 5 will be transferred to Mine No. 7 upon its closure. Also, the Company recorded a $1.6 million reduction of other post-employment benefits liability in 2004.

Other

Net sales and revenues were $103.1 million for the nine months ended September 30, 2005, an increase of $20.2 million from $82.9 million in the prior year period. Sloss revenues were $17.8 million higher than the previous period due to higher furnace coke and foundry coke prices. Sloss operating income was $7.3 million in the 2005 period, an increase of $1.0 million from the prior year period, due to higher furnace and foundry coke pricing, partially offset by increases in production costs, higher metallurgical coal raw material costs and expenses from a legal settlement. Current period operating income for the segment included an accrual reduction of $1.1 million in the Company’s land group recorded in cost of sales due to a favorable court ruling related to a coal mineral rights dispute.

Net general corporate expenses, principally included in selling, general and administrative expense, were $19.8 million for the nine months ended September 30, 2005 compared to $17.0 million for the nine months ended September 30, 2004. Corporate expenses increased due to higher severance and other personnel costs of $5.1 million, and higher professional fees related to audit and other services of $1.5 million partially offset by lower medical expenses of $3.2 million.

FINANCIAL CONDITION

Cash decreased from $46.9 million at December 31, 2004 to $20.5 million at September 30, 2005 reflecting $114.3 million of cash flows provided by operations, $62.8 million of cash flows used in investing activities, and $77.9 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

Instalment notes receivable include instalment notes generated principally from the financing of homes constructed by the Homebuilding segment and purchased by the Financing segment and mortgage loans originated or purchased by the Financing segment. Instalment notes were $1,565.7 million at September 30, 2005, a decrease of $53.4 million from December 31, 2004 principally as a result of reduced volume of notes originated by the Homebuilding segment and prepayments of outstanding balances. Mortgage loans were $134.7 million at September 30, 2005, an increase of $25.4 million from December 31, 2004 resulting from acquisitions of third party loans and refinancing of instalment notes.

The allowance for losses on instalment notes receivable was $12.3 million at September 30, 2005 and $11.2 million at December 31, 2004. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.3% at September 30, 2005, 5.0% at September 30, 2004 and 4.9% at December 31, 2004. Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the nine months ended September 30,
	2005	2004
Balance at beginning of period	$11,200	$10,907
Provisions charged to income	8,210	9,109
Charge-offs, net of recoveries	(7,104)	(8,724)
Balance at end of period	$12,306	$11,292

Receivables, net, consisting principally of trade receivables, were $ 205.0 million at September 30, 2005, an increase of $34.8 million from December 31, 2004. The increase in receivables was primarily due to higher selling prices and the timing of shipments in the Natural Resources segment ($23.0 million) and higher pricing in the Industrial Products segment ($15.9 million), partially offset by the collection of amounts receivable from the exercise of employee stock options ($5.2 million).

Income taxes receivable increased $4.8 million to $19.8 million at September 30, 2005, compared to $15.0 at December 31, 2004, mainly due to the timing of federal and state income tax payments.

Inventories increased $57.1 million to $290.6 million at September 30, 2005 compared to $233.5 million at December 31, 2004, primarily related to (i) Industrial Products ($18.7 million) due to inventory buildups associated with the seasonality of the business and lower than anticipated shipments, (ii) Natural Resources ($22.7 million) due to decreased shipments as customers required shipments to be delivered in the second and fourth quarters and (iii) Homebuilding ($9.7 million) due to increased costs associated with homes under construction.

Prepaid expenses were $19.6 million at September 30, 2005, an increase of $2.7 million from December 31, 2004, due to the timing of insurance payments, which are amortized over the insurance coverage period.

Property, plant and equipment was $379.2 million at September 30, 2005, an increase of $44.5 million reflecting additions, net of retirements, of $87.6 million, partially offset by depreciation of $43.1 million. The increase in additions is primarily due to equipment purchases and capital assets acquired for the mine expansion at Natural Resources.

Deferred income taxes decreased $13.8 million to $34.1 million at September 30, 2005 from $47.9 million at December 31, 2004, due to the deferred tax provision partially offset by tax benefits on the exercise of employee stock options and net unrealized hedging losses.

Unamortized debt expense was $32.9 million at September 30, 2005, a decrease of $3.8 million due to amortization expense.

Accounts payable of $110.7 million at September 30, 2005 increased $20.5 million compared to December 31, 2004 primarily as a result of the timing of vendor payments and the seasonality of material purchases.

Accrued expenses were $141.9 million at September 30, 2005, an increase of $16.2 million from December 31, 2004, due to $8.7 million of increased provision for estimated hurricane insurance losses, $3.0 million for backcharges at Industrial Products and $3.5 million for environmental and other employee related accruals.

Mortgage-backed/asset-backed notes decreased $99.5 million to $1,664.3 million from $1,763.8 million due to principal payments on the trusts, partially offset by borrowings on new loan originations from the sale of homes.

Senior debt of $10.0 million at September 30, 2005 represents short-term borrowings on the revolving credit facility.

Other long-term liabilities increased $18.8 million to $221.9 million at September 30, 2005. The increase was due to the loss on gas hedges of $10.2 million, increased asset retirement obligations of $2.8 million and interest accrued of approximately $2.8 million on estimated income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are operating cash flows, borrowings under the revolving credit facilities and committed secured warehouse lines of credit. The Company’s principal sources of long-term funding are the convertible senior subordinated notes, senior secured term loans and its financings under mortgage-backed/asset-backed notes.

The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness. However, the Company’s operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, mining conditions, prices of coal and gas, levels of construction activity, levels of government spending on water projects, costs of raw materials and interest rates.

At September 30, 2005, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and primarily consisted of seven separate issues of public debt providing financing for instalment notes receivable and mortgage loans purchased by Mid-State. Mortgage debt also includes outstanding borrowings under two $200.0 million warehouse facilities (the “Trust IX Variable Funding Loan Facility” and the “Trust XIV Variable Funding Loan Facility”) providing temporary financing to Mid-State for its current purchases of instalment notes from Homebuilding and its purchases of mortgage loans from Walter Mortgage Company. At September 30, 2005, there was $96.8 and $44.7 million outstanding under the Trust IX and Trust XIV Variable Funding Loan Facilities, respectively, and $258.5 million was available for future borrowings.

As of September 30, 2005, total debt has decreased by $89.5 million compared to December 31, 2004, resulting from principal payments on the various mortgage-backed/asset-backed notes amounting to $204.1 million partially offset by new loan originations from the sale of homes or purchases of mortgage loans of $104.5 million and net borrowings on the revolving credit facility of $10.0 million.

Convertible Notes and Senior Debt

On October 3, 2005, the Company entered into a credit agreement (the “2005 Walter Credit Agreement”) consisting of a $225 million senior secured revolving credit facility maturing in October 2010 (the “2005 Walter Revolving Credit Facility”) and a $450 million senior secured term loan maturing in October 2012 (the “2005 Walter Term Loan”). In connection with entering into the 2005 Walter Credit Agreement, the 2003 Credit Facility was terminated. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller and its subsidiaries The 2005 Walter Term Loan requires quarterly principal payments of $1.1 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.50% and the interest rate is a floating rate of 225 basis points over LIBOR. The 2005 Walter Term Loan carries a floating interest rate of 200 basis points over LIBOR.

Proceeds of the 2005 Walter Credit Agreement were approximately $468.8 million, net of approximately $11.2 million of underwriting fees and expenses which will be amortized over the life of the loans. Approximately $10.0 million of the proceeds was used to retire the previous revolving credit facility and unpaid accrued interest. The remaining proceeds were used to finance the acquisition of Mueller.

On October 3, 2005, Mueller Group, a wholly-owned subsidiary of Mueller and an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of Mueller Group and substantially all of the wholly-owned domestic subsidiaries of Mueller Group, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating rate 250 basis points over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 225 basis points over LIBOR.

Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to refinance the prior Mueller credit facility and finance the acquisition of Mueller.

Both the 2005 Walter Credit Agreement and 2005 Mueller Credit Agreement contain customary events of default and covenants, including covenants that restrict the ability of the Walter Restricted Group and the Mueller Group and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. If an event of default under either agreement shall occur and be continuing, the commitments under the related credit agreement may be terminated and the principal amount, together with all accrued unpaid interest and other amounts owed thereunder may be declared immediately due and payable. The credit agreements do not contain cross-default provisions and are separate and distinct obligations of the two borrower groups, with separate businesses, creditor groups and covenants, with no credit support from one borrower group to the other.

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

The notes bear interest at 3.75% per annum. Commencing on May 1, 2011, the Company will pay contingent interest for the applicable interest period if the average trading price of the notes during the specified five trading days in the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.40% per year of the average trading price of such note during the applicable five trading-day reference period. The notes are convertible into shares of the Company’s common stock, initially at a conversion rate of 56.0303 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $17.85 per share), subject to adjustment and under certain circumstances as outlined in the indenture. Holders can surrender their notes for conversion in any fiscal quarter after the quarter ending September 30, 2004 if the last reported sale price per share of Walter Industries’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the applicable conversion price per share of Walter Industries’ common stock on such last trading day. Holders may also convert the notes if certain trading price conditions are met, the notes are called for redemption, upon the occurrence of certain corporate transactions or if credit ratings are three or more subcategories below the initial credit rating.

Other than the occurrence of certain corporate transactions, such as the sale of the Company, the agreement has no provisions that accelerate the maturity of the debt. A significant downgrade of the credit rating of the debt or a suspension of the ratings by both rating agencies would result in an acceleration of the conversion feature of the notes.

The convertible senior subordinated notes are convertible at the option of the holder through December 31, 2005, having satisfied, as of September 30, 2005, the common stock price condition. The notes may continue to be convertible during future periods if the common stock sales price condition or other conditions are satisfied.

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

In April 2003, the Company entered into a $500 million bank credit facility (the “2003 Credit Facility”) which consisted of a $245 million senior secured revolving credit facility that matured in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility was secured by the stock of Walter Industries’ subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility and the interest rate was 0.25% and a floating rate of 125 basis points over LIBOR, respectively, until September 30, 2005. The interest rate on the senior secured loan was a floating rate of 425 basis points over LIBOR. LIBOR was 3.6% and 2.4% at September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005, there was $10.0 million outstanding under the $265 million revolving credit facility. The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At September 30, 2005, letters of credit with a face amount of $73 million were outstanding and approximately $182 million was available under the revolving credit facility.

On October 3, 2005, the Credit Facility was terminated in connection with entering into the Walter Credit Agreement.

As of October 5, 2005, the Company’s 2005 Walter Credit Agreement was rated B+ by Standard & Poors and Ba3 by Moody’s Investor Services, both with a stable outlook. The Company’s convertible senior subordinated notes were rated B2 by Moody’s and B- by Standard & Poors. The Company’s 2005 Mueller Credit Agreement was rated B+ by Standard & Poors and B2 by Moody’s Investor Services, both with a stable outlook. Mueller’s senior subordinated notes were rated B- by Standard & Poors and Caa1 by Moody’s.

The Company financed the acquisition of the common stock with a combination of available cash and borrowings under the 2005 Walter Credit Agreement and the 2005 Mueller Credit Agreement

Mid-State Activity

The $400 million Mid-State Trust IX Variable Funding Loan warehouse facility was reduced to $200.0 million on April 29, 2005, that matures on January 31, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.40%.

The Mid-State Trust XIV Variable Funding Loan is a $200.0 million warehouse facility that matures on February 3, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75%. Other borrowing costs include a facility fee on the unused amount of 0.25%.

Trust IX and Trust XIV (“the Trusts”) are Delaware Statutory Trusts whose assets are limited to pledged instalment notes, mortgage notes and mortgages purchased from Mid-State. The Trusts’ covenants, among other things, restrict the ability of the Trusts to dispose of assets, create liens and engage in mergers or consolidations. In addition, events of default related to a Reserve Account Event include the mortgage pool exceeding average consecutive three-month delinquency and default ratios of 2.5% and 5.0%. The failure to comply with these and other covenants could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balances and accrued interest becoming immediately due and payable. A default that remains uncured might result in the curtailment of the Company’s production activities and negatively affect its ability to securitize its production, which would have a material adverse effect on its business, financial condition, liquidity, and results of operations. The Trusts were in compliance with these covenants at September 30, 2005.

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

Statement of Cash Flows

Cash totaled $20.5 million and $46.9 million at September 30, 2005 and December 31, 2004, respectively. The decrease in cash is primarily the result of net pay-downs of debt ($89.6 million) and purchases of property, plant and equipment ($87.6 million), which exceeded cash flows provided by operating activities ($114.3 million) and cash flows provided by other investing and financing activities.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were $114.3 million compared with $65.4 million for the nine months ended September 30, 2004. The increase in cash flows provided by continuing operations was principally due to increased income from continuing operations of $58.3 million and a $15.6 million tax benefit from the exercise of employee stock options, partially offset by an increase in net working capital.

Capital expenditures, net of retirements, totaled $87.6 million in the nine months ended September 30, 2005 related principally to underground mining and natural gas well equipment acquired at Natural Resources and molding equipment acquired at Industrial Products. Commitments for capital expenditures at September 30, 2005 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2005 will approximate $157.4 million. Actual expenditures in 2005 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

For the nine months ended September 30, 2005, the Company paid approximately $9.3 million of interest on corporate debt. For the year ending December 31, 2005, the Company estimates that total cash interest payments related to corporate debt will be approximately $19.4 million.

On October 26, 2005, the Board of Directors declared a $0.04 per share dividend payable on December 9, 2005 to shareholders of record on November 11, 2005.

MARKET RISK

The Company’s primary market risk exposures relate to (i) restricted short-term investments, (ii) interest rate risk during the build-up of assets in the mortgage warehouse lines, (iii) prepayments on the instalment notes receivable portfolio, (iv) interest rate risk on short and long-term borrowings, (v) interest rate risk on pension and other post employment benefit obligations, (vi) commodity risks associated with the purchase of raw materials and hedge contracts with respect to the purchase and sales of natural gas, and (vii) interest rate risk associated with hedge contracts. There have been no material changes, other than those described below, to the information in “Item 7a. Qualitative and Quantitative

Disclosures About Market Risk” described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The Company’s fixed-rate instalment notes receivables and mortgage loans were $1.688 billion and fixed-rate mortgage-backed/asset-backed notes were $1.664 billion as of September 30, 2005. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments although changes in interest rates could affect the fair value of such instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

On November 1, 2005, the Company entered into an interest rate hedge with a notional value of $75 million. The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Walter Term Loan. The structure of the hedge is a three year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three month LIBOR rates are below the floor and to receive payments from the counter-party when the three month LIBOR is above the cap. It is anticipated that the hedge will be settled upon maturity and will be accounted for as a cash flow hedge. As such, changes in the fair value of the hedge that take place through the date of maturity will be recorded in accumulated other comprehensive income.

On October 27, 2005, Mueller Group entered into six interest rate hedge transactions with a cumulative notional value of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. The swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated LIBOR rate and to receive payments based on three month LIBOR from the counter-parties. It is anticipated that these swaps will be settled upon maturity and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income. These hedges principally comply with covenants contained in the Mueller Credit Agreement.

On January 31, 2005, the Company entered into two $50 million interest rate hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company’s future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the scheduled issuance date of the Company’s next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. As of September 30, 2005, the Company recorded an unrealized gain from these hedging instruments of $0.5 million, net of tax, as a component of other comprehensive income.

On July 25, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from August 2005 through February 2006 totaling 1.4 million mmbtu, or 34% of expected natural gas production, at a price of $8.54 per mmbtu. This swap contract effectively converts a portion of forecasted sales at market prices to a fixed price basis.

On August 4, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from November 2005 through March 2006 totaling 0.5 million mmbtu, or 12% of expected natural gas production, at a price of $9.365 per mmbtu. This swap contract effectively converts a portion of forecasted sales at market prices to a fixed price basis.

On September 2, 2005, the Company entered into a collar contract to hedge anticipated sales of natural gas from November 2005 through December 2006. The Company purchased a put contract and wrote a call contract with identical terms and volumes, each for 2.1 million mmbtu, or 25% of expected natural gas production, effectively converting a portion of forecasted sales at market prices to a fixed price range between $10.05 and $11.50 per mmbtu.

On September 29, 2005, the Company entered into a collar contract to hedge anticipated sales of natural gas from March 2006 through December 2006. The Company purchased a put contract and wrote a call contract with identical terms and volumes, each for 2.0 million mmbtu, or 23% of expected natural gas production, effectively converting a portion of forecasted sales at market to a fixed price range between $10.50 and $13.10 per mmbtu.

As of September 30, 2005, the Company recorded a net unrealized loss from these natural gas hedging instruments of $6.9 million, net of tax, as a component of other comprehensive income.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB released revised FASB No. 123(R), “Share-Based Payment”, (“FAS 123R”) which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123R will be adopted by the Company beginning January 1, 2006. The Company expects to utilize the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The impact of the adoption of FAS 123R on the 2006 financial statements has not yet been determined. However, see Note 3 for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous FAS 123, “Accounting for Stock-Based Compensation.”

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation does not have a material impact on the Company’s financial condition or results of operations.

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”), which changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of FAS 154. The adoption of FAS 154 will not have a material impact on the Company’s financial condition or results of operations.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers’ demand for the Company’s products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company’s mining operations, changes in customer orders, pricing actions by the Company’s competitors, changes in law, the collection of approximately $14 million of receivables associated with a working capital adjustment arising from the sale of a subsidiary in 2003, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Those risks also include the timing of and ability to execute on the initial public offering and spin-off of the Company’s Water Products business and any other strategic action that may be pursued. Risks associated with forward-looking statements are more fully described in the Company’s and Mueller’s filings with the Securities and Exchange Commission. The Company assumes no duty to update its forward-looking statements as of any future date.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

The Company and its subsidiaries are parties to a number of lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company’s consolidated financial position.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Company and Affiliated Purchasers.

During the quarter ended September 30, 2005, there were no share repurchases and at September 30, 2005, $7.5 million remains available under the Common Stock share repurchase program. During the quarter ended September 30, 2005, the Company has not determined to terminate the program.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 6.                        Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number
3(ii)	Amended and Restated By-Laws
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

(b) Current Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 26, 2005 with respect to the press releases issued on July 26, 2005 announcing the third quarter earnings expectations and narrowing full year 2005 expectations.

The Company filed a Current Report on Form 8-K on August 23, 2005 with respect to the press release dated August 23, 2005 announcing the appointment of Charles E. Cauthen as President of its Homebuilding group and Jeffery W. Sprick as Senior Vice President and Controller of the Company.

The Company filed a Current Report on Form 8-K on August 31, 2005 with respect to the press release dated August 31, 2005 announcing initial operations assessment following Hurricane Katrina.

The Company filed a Current Report on Form 8-K on September 6, 2005 with respect to the press release dated September 6, 2005 providing updates to previously announced information.

The Company filed a Current Report on Form 8-K on September 12, 2005 with respect to the press release dated September 12, 2005 announcing the Board of Directors’ appointment of Gregory E. Hyland to the Board of Directors and election to the positions of Chairman of the Board, and President and Chief Executive Officer of the Company.

The Company filed a Current Report on Form 8-K on September 16, 2005 with respect to the press release dated September 16, 2005 announcing the retirement of Don DeFosset as Chairmen, CEO, and President of the Company. Gregory E. Hyland has assumed the positions of Chairmen of Executive Committee of the Board and Chairman of the Non-Officer Compensation Committee of the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ W. F. OHRT	/s/ J. W. SPRICK
W. F. Ohrt	J. W. Sprick
Executive Vice President and	Senior Vice President, Controller and
Principal Financial Officer	Principal Accounting Officer

Date: November 7, 2005