Form 10-K
period 2005-12-31
WALTER INDUSTRIES INC /NEW/
filed 2006-03-16
CIK 837173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2005
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

Registrant’s telephone number, including area code: (813) 871-4811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2005, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.56 billion.

Number of shares of common stock outstanding as of February 28, 2006:  41,922,440

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 26, 2006 are incorporated by reference in Part III of this Form 10-K.

PART I

Introductory Note

The Company has restated its consolidated financial statements to correct the classification of certain prior-period shipping and handling costs to be compliant with Emerging Issues Task Force (“EITF”) Consensus No. 00-10, “Accounting for Shipping and Handling Fees and Costs” at its Industrial Products, Natural Resources and Other segments. The effect of this restatement was to increase net sales and cost of sales by $87.6 million, $79.5 million, $75.1 million and $75.9 million in 2004, 2003, 2002 and 2001, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders’ equity and comprehensive income (loss) for any of the prior periods presented. See also Note 2 of the “Notes to Consolidated Financial Statements.”

Item 1.                        Description of Business and

Item 1A.                Risk Factors

(a)          Narrative Description of Business

General

Walter Industries, Inc. (“the Company”), organized in 1987, is a diversified company which operates in seven reportable segments: Mueller, Anvil, Industrial Products (or “U.S. Pipe”), Natural Resources, Homebuilding, Financing and Other. Through these operating segments, the Company offers a diversified line of products and services including water infrastructure and flow control products, coal and natural gas, home construction, mortgage financing, furnace and foundry coke, chemicals and slag fiber.

Our businesses may be grouped in the following broad categories:

Water Products.   Through our Mueller, Anvil and Industrial Products segments, we are a leading manufacturer of a broad range of water infrastructure and flow control products for use in water distribution networks, water and wastewater treatment facilities, gas distribution systems and fire protection piping systems. See discussion in the “Recent Developments” section below regarding the acquisition of Mueller Water Products, Inc. on October 3, 2005.

Natural Resources.   Our Natural Resources segment consists primarily of Jim Walter Resources, Inc. (‘‘JWR’’) and produces approximately 7.0 million tons of high quality hard coking coal annually. JWR owns 50% of Black Warrior Methane Corp., which extracts coal bed methane gas; JWR’s portion of the production is approximately 7.0 billion cubic feet of natural gas per year.

Homebuilding and Financing.   Our Homebuilding segment consists of our subsidiary Jim Walter Homes, Inc. (‘‘JWH’’), which is a leading on-your-lot homebuilder and, based on the most recent data from Builder Magazine, is the 27th largest homebuilder based on home unit sales. JWH has a particularly strong presence in the southeastern United States. We provide mortgage financing for approximately 89% of the homes we build, and our Financing segment, which consists primarily of Mid-State Homes, Inc., originates, services and securitizes non-conforming instalment notes and loans. The mortgage portfolio at December 31, 2005 was approximately $1.7 billion.

Other.   The Other segment includes Sloss Industries Corporation (‘‘Sloss’’), a manufacturer of furnace and foundry coke, chemicals and slag fiber, the Company’s land subsidiaries and corporate expenses.

Recent Developments

•       On October 3, 2005, the Company acquired all of the outstanding common stock of Mueller Water Products, Inc. and subsidiaries (“Mueller Water”) for $943.4 million and assumed approximately $1.1 billion of indebtedness at Mueller Water. In conjunction with the acquisition, United States Pipe and Foundry Company, LLC (“U.S. Pipe”), the remaining business included in the Industrial Products segment, was contributed to Mueller Water creating a “Water Products” business. As a result of the acquisition, the Company determined that the operating results of Mueller Water should be reported in two segments, “Mueller” and “Anvil,” which is primarily based on the product lines of Mueller Water. Mueller Water had net sales of $1,148.9 million and $1,049.2 million for its fiscal years ended September 30, 2005 and 2004, respectively. Prior to the acquisition, Mueller Water had total assets of $1,086.8 million and $989.2 million at September 30, 2005 and 2004, respectively. See Note 4 of “Notes to Consolidated Financial Statements” for additional discussion of the acquisition. The Company financed the acquisition of the common stock with a combination of available cash and borrowings under the 2005 Walter Credit Agreement and the 2005 Mueller Credit Agreement. See Note 14 of “Notes to Consolidated Financial Statements” for a discussion of these new credit facilities.

•       In connection with its ongoing evaluation and implementation of strategic alternatives, during the fourth quarter of 2005 the Company announced its plan to undertake an initial public offering (“IPO”) and spin-off of its Water Products business to unlock shareholder value by creating a “pure play” water infrastructure company. The IPO is expected to take place during the first half of 2006, with a subsequent spin-off to the Company’s shareholders of the Company’s remaining stake in its Water Products business which is expected to be a tax-free distribution of shares not earlier than six months after the IPO. On February 3, 2006, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-131536) for this proposed initial public offering of the Water Products business. The registration has not yet been declared effective.

•       In connection with the creation of the Water Products business during 2005, the Company developed an integration plan designed to achieve synergy benefits. The Company expects operating income synergies from integrating Mueller Water and U.S. Pipe of $40.0 million to $50.0 million annually, which are expected to be realized on a run-rate basis over the next two years. In addition to the exit costs for the closure of the U.S. Pipe Chattanooga plant discussed below, the Company will incur additional one-time charges to achieve this synergy benefit.

•       On October 26, 2005, as part of the integration plan, the Company announced plans to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production operations of that plant to Mueller Water’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga plant, which is part of the Industrial Products segment, is expected to occur in 2006. Total exit costs are expected to accumulate to $45.2 million, $40.0 million of which was expensed in the fourth quarter of 2005.

•       As a result of its annual goodwill impairment testing, the Company recorded a goodwill impairment charge in the fourth quarter of 2005 of $63.2 million, which eliminated all of the Homebuilding segment’s goodwill from the Company’s consolidated balance sheet.

•       In February 2006, the Company raised $169.0 million in net proceeds from a 2.645 million share common stock offering. As required by the 2005 Walter Credit Agreement, $67.9 million of these proceeds were used to repay the term loan on a mandatory basis. Additionally, the Company used $35.0 million of these proceeds to repay the term loan on an optional basis.

•       In February 2006, the Company announced that it is evaluating the spin-off of its Homebuilding and Financing segments to the Company’s shareholders. Additionally, the Company also announced certain immediate and future changes in its senior management and Board of Directors.

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.walterind.com without charge as soon as reasonably practical after filing or furnishing these reports to the Securities and Exchange Commission (“SEC”). Additionally, the Company will also provide, without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Walter Industries Inc., Attention: Shareholder Relations, 4211 W. Boy Scout Boulevard, Tampa, Florida 33607. You may read and copy any document the Company files at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

(b)          Industry Segments

The Company’s industry segment information is included in Note 22 of “Notes to Consolidated Financial Statements” included herein.

(c)           Description of Business

Water Products Business (Mueller, Anvil and Industrial Products)

As previously noted, the Company acquired Mueller Water on October 3, 2005 and contributed U.S. Pipe (the remaining subsidiary included in the Industrial Products segment in 2005, hereinafter referred to as “U.S. Pipe”) to create a major water infrastructure and piping systems company, herein referred to as the “Water Products” business.

The Water Products business is a leading North American manufacturer of a broad range of water infrastructure and flow control products for use in water distribution networks, water and wastewater treatment facilities, gas distribution systems and piping systems. Mueller Water maintains a large installed base of products in the United States, including, as of December 31, 2005, approximately three million fire hydrants and nine million iron gate valves. The operations of Mueller Water are reported as two reportable segments, based largely on the products they sell and the markets they serve, which are named after Mueller Water’s lead brand in each segment: Mueller and Anvil. The Mueller segment produces and sells hydrants, valves and related products to the water and gas infrastructure markets. The Anvil segment produces, sources and sells pipe fittings, pipe hangers and pipe nipples and a variety of related products to the piping systems market. U.S. Pipe manufactures and sells ductile iron pipe, fittings and related products to the water infrastructure market.

The Water Products business is a supplier of flow control products for water and wastewater infrastructure systems and piping component systems in the United States and Canada. The Water Products business has the capability to manufacture flow control products for water and gas systems, ranging from fire hydrants to 1/8 inch pipe fittings that connect pipes together, to 10-foot engineered valves. Principal products include fire hydrants, ductile iron pipe, water and gas valves, and a complete range of pipe fittings, couplings, hangers and nipples and are designed, manufactured and tested in compliance with industry standards.

The Mueller segment sells hydrants and valves and other water and wastewater infrastructure and gas distribution products described below under various brand names including Mueller, Henry Pratt, Hersey and James Jones; and the Anvil segment sells pipe fittings and couplings, pipe hangers, pipe nipples and related products under various brand names, including Anvil, Beck and Merit. U.S. Pipe sells a broad line of ductile iron pipe, fittings and other cast iron products under the brand name U.S. Pipe.

Water Products Business Strategy

The Water Products business strategy is focused on sustaining market leadership and competitive differentiation, while growing revenues and enhancing profitability. Key elements of the strategy include:

Capitalizing on Large, Attractive and Growing Water Infrastructure Industry.   The Company intends to capitalize on the expected water infrastructure market growth by leveraging the Water Products’ business large and growing installed base, leading specification position and established and extensive distribution channels. The Water Products business will continue to offer a broad range of leading water infrastructure and flow control products in order to enhance strong end-user and distributor relationships. Much of the water distribution infrastructure in the United States is aging and in need of replacement or updating. In a November 2002 study, the Congressional Budget Office estimated that the average annual spending necessary to upgrade, repair and replace existing water and wastewater infrastructure will be between $24.6 billion and $41.0 billion per year over the next 15 years.

Achieving Ongoing Operating Synergies.   The Company continues to seek opportunities to rationalize its manufacturing facilities and use its significant manufacturing expertise to further reduce its cost structure. The Company has initiated a multi-pronged synergy plan designed to streamline manufacturing operations, add incremental volume through combining sales efforts for complementary products, centralize purchasing and combine corporate-level functions to achieve operating efficiencies. In 2006, the Company expects to achieve integration synergies between the Mueller Water and U.S. Pipe operations by closing the U.S. Pipe Chattanooga, Tennessee production facility and integrating it into the Mueller Chattanooga and Albertville, Alabama production facilities. In addition, the Company has initiated the implementation of facility rationalization and production efficiency strategies within the Mueller and Anvil segments, and these efforts will continue into 2008. The Mueller segment sales force has begun to integrate U.S. Pipe products as complementary product offerings as part of their sales efforts. The Water Products business has also begun to use its combined purchasing leverage to reduce raw material and overall product costs. The Company expects that the full implementation of its synergy and rationalization plan by early fiscal 2008 will produce, on a run rate basis, approximately $40 million to $50 million of ongoing incremental annual operating income benefit. These benefits could be substantially higher if additional production, purchasing and sales improvements are realized.

Strengthening Relationship with Key Distributors.   The Company is focused on enhancing close relationships with the strongest and fastest growing distributors and on leveraging its extensive distributor network to increase sales of existing products, introduce new products and rapidly expand sales of products of the businesses the Company acquires. The competitive environment for independent distributors has been and continues to be characterized by consolidation as distributors seek to broaden their geographical reach and achieve economies of scale. The Water Product business’ top distributors are growth oriented companies that have been among the leaders in this consolidation trend. By having strong relationships with distributors who are leading the consolidation, the Company believes it will benefit from their growth.

Continuing to Focus on Operational Excellence.   The Company will continue to pursue superior product engineering, design and innovation through our technologically-advanced manufacturing processes and will also continue to evaluate sourcing products and materials internationally to lower our costs. The Company employs highly efficient manufacturing methods, such as lost foam casting and automated Disa® molding machinery, which are designed to continue to solidify its position as a low-cost, high-quality domestic producer of water infrastructure and flow control products.

Focused Acquisition Strategy.   Acquisitions are an important part of the Water Products business growth strategy. Certain segments of the industry in which the Company competes are fragmented, providing for numerous acquisition opportunities. The Water Products business strategy is to selectively pursue attractive acquisitions that enhance the existing product offering, enable the Company to enter new markets, expand technological capabilities and provide synergy opportunities. Mueller Water’s recent acquisitions include Beck Manufacturing and Merit Manufacturing, each of which is a piping system components manufacturer (2001); Hydro Gate, a sluice gate valve manufacturer (2001); Milliken Valve, a plug valve manufacturer (2003); Jingmen Pratt, a machine shop in Hubei Province, China (2003); and, Star, a manufacturer of lower-cost, foreign-produced products that complement certain of Mueller Water’s piping products produced in the United States and Canada (2004). In 2006, the Company announced the acquisitions of Hunt Industries, a manufacturer of water meter pits and water meter yokes, and CCNE, L.L.C., a Connecticut-based manufacturer of check valves.

Selectively Expanding Internationally.   The near-term and long-term focus will include expanding the Company’s current international presence in sourcing and manufacturing products as well as in the sale of products. The Company believes it can further utilize Mueller Water’s current manufacturing facility in China to produce additional products. The Water Products business is leveraging its Star operations to establish a lead position in the United States for the import and sale of piping component products, including fittings and couplings manufactured in China, India and Malaysia. In addition, the Company expects to increase its international sales volumes, primarily in Europe and China by capitalizing on existing brand recognition and customer relationships. For example, in Europe, two distributors were added for the sale of European products. In China, Mueller Water acquired Jingmen Pratt in 2003 and established a Shanghai sales office in July 2004, which is intended to be used as a platform to explore sales opportunities for products in this fast growing market.

Mueller Products

Fire Hydrants.   The Company believes that Mueller Water is one of the largest manufacturers of dry-barrel fire hydrants in the United States and Canada. Fire hydrants are sold for new water infrastructure development as well as water infrastructure rehabilitation projects. On October 26, 2005, the Company announced plans to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga and Albertville, Alabama plants. The eventual closure of the Chattanooga plant will occur sometime in 2006. After October 3, 2005, the Mueller segment will include results from operations from sales of hydrants previously manufactured by U.S. Pipe.

Most municipalities have a limited number of hydrant brands that are approved for installation within their system due to the need to maintain inventories of spare parts for emergency repairs and the desire to ensure a uniform system. The Company believes that Mueller’s large installed base of hydrants throughout the United States and Canada and reputation for superior quality and performance, together with incumbent specification position, have contributed to Mueller’s leading market share. Mueller’s large installed base of approximately three million hydrants also leads to recurring revenue.

Water and Gas Valves and Related Products.   The Company believes that Mueller has the broadest product line of valves for residential water and gas systems and that Mueller is one of the largest manufacturers of butterfly valves and water gate valves in the United States and Canada. Mueller’s significant industry-leading market position is the result of strong brand recognition, superior quality and specification acceptance. On October 26, 2005, Walter Industries announced plans to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the Chattanooga plant will occur during 2006. Once the manufacturing of these products is transferred to Mueller, the Mueller segment will include the results of operations from sales of valves previously manufactured by U.S. Pipe.

All of Mueller’s valve products are used to control transmission of potable water, non-potable water or gas. This product line includes butterfly, gate, tapping, check, plug and ball valves. Water valve products range in size from ¾ inch to 10 feet. Mueller also manufactures machines and tools for tapping, drilling, extraction, installation and stopping-off. These machines and tools are designed to work with water and gas fittings and valves as an integrated system. The Company believes that Mueller Water is one of the largest manufacturers in the line stopper fittings and machines sector in the United States and Canada.

Other Mueller Products.   Other Mueller products include: pipe repair products, such as repair clamps and couplings used to repair leaks in water and gas distribution systems; municipal castings, such as manhole covers and street drain grates; and patterns used by the foundry and automotive industries. Mueller Water markets these products under the Mueller, Mueller Canada, James Jones and Viking Johnson brand names.

Anvil Products

Anvil is one of the largest manufacturers of threaded and grooved pipe fittings and couplings in the United States and Canada. Pipe fittings and couplings join two pipes together. Anvil’s product offering includes malleable iron fittings and unions, cast iron fittings, threaded steel pipe couplings and grooved products, and pipe hangers and pipe nipples. These products are used primarily in gas, plumbing, fire-protection and HVAC applications.

U.S. Pipe Products

U.S. Pipe manufactures and sells a broad line of ductile iron pipe, fittings and other cast iron products. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation’s largest producers of ductile iron pipe based on industry shipping information provided by the Ductile Iron Pipe Research Association. U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4” to 64” in diameter as well as various metric sizes, in lengths up to 20 feet. Ductile iron pipe is used primarily for drinking (potable) water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines) and is used for major water and waste water transmission and collection systems.

Sales, Marketing and Distribution

Mueller and Anvil Products.   Mueller and Anvil sell their products to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities and construction contractors. These products are usually sold to distributors; distributors then sell these products to contractors who have won a contract to construct, replace or upgrade a water, wastewater or gas system for an end-user or non-residential facility. In some cases, end-users of Mueller’s products, including municipalities and utilities, buy products directly from Mueller, most often as part of a program to repair, replace or upgrade existing infrastructure. Sales of  Mueller products and Anvil’s grooved products are heavily influenced by the specifications in those contracts.

Mueller has a sales force of approximately 85 dedicated employee sales representatives in the field and about 75 non-employee manufacturers’ representatives as well as a team of approximately 110 in-house marketing and sales professionals. The field sales and manufacturers’ representatives call on municipalities, water companies and other end-users to ensure that Mueller products, or the corresponding quality standards, are specified. In addition, to ensure consistency, municipalities often require that contractors use the same products that have been historically used in that municipality.

Most of the Anvil segment products are not specified. Anvil’s sales force of approximately 100 dedicated employee sales representatives in the field and about 130 in-house marketing and sales professionals market Anvil products to distributors. Sales of Anvil products are generally influenced by the distributors, as customers will buy from a distributor’s available offerings based on price and quality.

For Mueller, the large installed base, broad product range and well known brands have led to strong, long-standing relationships with all of the leading distributors in the industries served by Mueller. For most of our Mueller products, which are sold through independent distributors, end-users choose the brand or establish product specifications. Mueller Water generally ships Mueller products, including hydrants and water and gas valves, directly to distributors carrying these products from Mueller Water’s plants. Mueller’s distribution network covers all of the major markets in the United States and Canada. Mueller Water typically does not have long-term contracts with distributors, but does have long-term relationships with most of its top distributors. The three major distributors of Mueller and Anvil products accounted, in the aggregate, for approximately 26% of its sales in 2005. The loss of any one of these distributors could have a material adverse effect on Mueller Water, but not on the Company taken as a whole.

U.S. Pipe Products.   U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pipe sales is made through independent water works distributors. U.S. Pipe maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects, to support ongoing projects and to aid in completing projects.

U.S. Pipe has a sales force of approximately 50 dedicated employee sales representatives in the field and about 30 inside sales representatives and sales engineers who sell pipe products throughout the United States. The organization is divided into four geographic territories each managed by a regional sales manager. International orders are sold directly by U.S. Pipe sales personnel as well as an extensive number of representatives principally in Central and South America.

One of U.S. Pipe’s customers represents 25%, 28% and 24% of net sales for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively. We believe the loss of this single customer could have a material adverse effect on the results of operations of the Water Products business, but not on the Company taken as a whole.

Backlog.   Mueller Water’s backlog is not significant due to its ability to quickly respond to customer requests for product shipments. These segments generally manufacture products from raw materials in stock and deliver them to customers within approximately two weeks from receipt of the order, depending upon customer delivery specifications.

U.S. Pipe has a significant backlog. The estimated order backlog of U.S. Pipe’s products at December 31, 2005 was $79 million, compared to $86 million at December 31, 2004. The ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity and state, municipal and federal tax revenues to fund water projects. However, certain aspects of U.S. Pipe’s operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe’s products have experienced a strong level of demand in the replacement market, in part driven by mandates from the Safe Drinking Water Act. U.S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe’s Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and its operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas that will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe’s products more competitive.

Natural Resources

Jim Walter Resources, Inc.

The operations of Jim Walter Resources, Inc. (“JWR”) are conducted through its Mining Division, which mines and sells coal from three underground mines in Alabama, and its De-Gas Division, which extracts and sells natural gas from the coal seams owned or leased by JWR. In December 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to rising production costs as the mine nears the end of its useful life and due to adverse geologic conditions. In the fourth quarter of 2004, the Company decided to extend its coal production schedule for Mine No. 5 to the fourth quarter of 2006 due to favorable metallurgical coal pricing that more than offset rising production costs. Approximately 0.7 million tons of coal were produced by Mine No. 5 during 2005 and it is expected to produce approximately 0.8 million tons of coal during 2006.

On December 16, 2004, the Company announced a plan to add an additional longwall, nearly doubling coal production capacity at Mine No. 7. The investment will occur over a four-year period and increase annual production capacity by approximately 1.7 million tons in 2007 and 2008, and 2.7 million tons per year thereafter. Capital expenditures through December 31, 2005 related to this expansion project amounted to $20.8 million and are expected to be approximately $52 million in 2006.

The Mining Division had net sales and revenues of $493.5 million, $347.8 million and $260.1 million in the years ended December 31, 2005, 2004 and 2003, respectively.

The Mining Division, headquartered in Brookwood, Alabama, currently has approximately 7.0 million tons of rated annual coal production capacity from its three mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. The Mining Division extracts coal primarily from Alabama’s Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values that can be sold either as metallurgical coal (used to produce coke) or as compliance steam coal (used by electric utilities because it meets current environmental compliance specifications).

The majority of coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. The Mining Division currently operates one longwall mining system in each mine for primary production and up to six continuous miner sections in each mine for the development of mains and longwall panel entries. As noted above, the Company is investing in Mine No. 7 such that the mine will operate two longwall mining systems. The Mining Division’s normal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. This ratio is expected to remain consistent after the closure of Mine No. 5.

Environmental expenditures imposed by laws relating to mining have been insignificant to date and no substantial expenditures are expected in the future. The Mining Division does not engage in any surface mining.

The Mining Division’s coal is principally sold to one steam coal customer and a diversified base of offshore metallurgical coal customers. The division’s metallurgical coal is sold to customers in numerous markets throughout Europe, Latin America, Turkey and Egypt. Most metallurgical coal sales are made under fixed price supply contracts, usually with a duration of one year, running from July through June. However, some sales, of both metallurgical and steam coal can occur in the spot market as dictated by available JWR supply and market demand. During 2005, JWR’s two largest customers represented approximately 15% and 11% of the Mining Division’s sales, respectively. The Company believes that the loss of those customers would not have a material adverse effect on the results of operations of the Company as the loss of volume from these customers would be replaced with sales to other existing or new customers due to high worldwide demand of both metallurgical and steam coal. Foreign sales accounted for approximately 84% of the Mining Division’s sales during the year. The Mining Division has made the decision to produce metallurgical coal exclusively following the expiration of the current utility steam coal contract on March 31, 2006.

The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells natural gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal joint ownership with El Paso Production Co., a subsidiary of El Paso Corp. (“El Paso”).

The original motivation for the joint venture was to increase safety in JWR’s Blue Creek mines by reducing natural gas concentrations with wells drilled in conjunction with the mining operations. There were 405 wells producing approximately 12.5 billion cubic feet of natural gas in 2005 (JWR’s interest was 6.9 billion cubic feet in 2005). The degasification operation has improved mining operations and safety by reducing methane gas levels in the mines, and has been a profitable operation.

Kodiak Mining Company, LLC

Kodiak Mining Company, LLC (“Kodiak”) was established in 2005 to operate an underground coal mine in Shelby County, Alabama. The Company has a 51% ownership stake in Kodiak. The mine has approximately 4.3 million tons of reserves which can be sold as high-vol, coking coal or high BTU, low sulfur steam coal. Total production is expected to reach approximately 0.7 million tons per year (our interest is 51%) until the reserves are exhausted or a new mining area is developed. Mine development began in 2005 and production is expected to commence in the first half of 2006.

Homebuilding

Jim Walter Homes, Inc.

Jim Walter Homes, Inc. and its subsidiaries (“JWH”), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States where the weather generally permits year-round construction. JWH also provides mortgage financing on a significant portion of the homes sold. JWH historically has concentrated on the low- to moderately-priced segment of the housing market. Approximately 357,000 homes have been completed by JWH since its inception in 1946.

JWH’s products consist of over 60 models of conventionally-built homes (ranging in size from approximately 800 to 2,500 square feet) and its modular subsidiary has 14 separate home models (ranging in size from 900 to 2,900 square feet).

At December 31, 2005, JWH operated 81 branch offices located in 16 states and serving one additional adjoining state. During 2005, home sales in Texas represented 24% of JWH’s net sales; North Carolina 16%; Mississippi 11%; South Carolina 9%; Louisiana and Alabama 7% each; and Florida 5%. The remaining sales were spread throughout other southeastern states. Approximately 74% of the branch offices are owned, with the balance on leased land. Substantially all of these branch offices serve as “display parks” that are designed to allow customers to view various actual models.

Substantially all building and instalment sale contracts originated by JWH, are subject to (i) executing a promissory note which is secured by a first lien on the land and the home to be built, except in the State of Texas where the contract itself serves as a promissory note, (ii) executing a mortgage, deed of trust, mechanic’s lien contract or other security instrument, (iii) receiving a satisfactory title report, (iv) inspecting the land to determine that it is suitable for building and (v) obtaining required permits. Although the mortgage, deed of trust and similar security instruments constitute a first lien on the land and the home to be built, such security instruments are not insured by the Federal Housing Administration, guaranteed by the Department of Veterans Affairs or otherwise insured or guaranteed.

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

JWH builds its conventionally-built homes “on site” after the customer has entered into a building contract. Each conventionally-built home is constructed of wood on concrete foundations or wood pilings and is completely finished on the outside. Conventionally-built homes are constructed to varying degrees of interior completion, depending on the buyer’s election to purchase optional interior components, including the installation thereof. Optional interior components include plumbing and electrical materials, heating and air conditioning, wallboard, interior doors, interior trim, painting and floor finishing. JWH’s product line includes “shell” homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH’s customers select all interior options, thereby purchasing a home considered to be “90+% complete,” which generally excludes only driveway,  landscaping and utility connections. Remaining units are sold at varying stages of interior finishing.

JWH, through its wholly-owned subsidiary Crestline Homes, Inc. (“CHI”), also manufactures and distributes modular homes. CHI, based in Laurinburg, North Carolina, manufactures modular (factory-built) homes which are sold by a network of independent dealers, primarily in North and South Carolina and Virginia.

The following chart shows the unit sales volume of JWH and the percent of homes sold by category (shell, various stages, 90+% complete and modular) for the years ended December 31, 2005, 2004 and 2003:

		Percent of Unit Sales
Year Ending December 31,	Units Built	Shell	Various Stages	90+% Complete	Modular
2005	3,022	4%	6%	68%	22%
2004	3,251	6%	7%	71%	16%
2003	4,164	6%	7%	72%	15%

During the years ended December 31, 2005, 2004 and 2003, the average net sales price of all homes sold was $74,700, $71,700 and $66,200, respectively.

The estimated backlog of homes to be constructed by JWH as of December 31, 2005 was $163.3 million, as compared to $143.4 million at December 31, 2004. After the land is cleared and appropriate building permits are obtained, the time to construct a home averages between thirteen and twenty weeks.

Most homes sold by JWH are purchased with financing provided by JWH. Qualified customers are offered fixed rate mortgages generally requiring no down payment and are secured by the home and the land on which it is situated. JWH does not charge closing costs, points, credit service fees or similar add-on charges and does not require private mortgage insurance. JWH offers credit terms for up to a maximum of 30 years, usually for 100% of the purchase price of the home. During 2005, the stated annual percentage rates offered for new mortgage instalment notes ranged between 5.0% and 13.7%.

Some customers, who purchase and finance homes through JWH, may not qualify for traditional mortgage financing. To qualify for JWH financing, a potential customer generally must provide information concerning personal income and employment history. If the customer owns the land on which the home is to be built, a legal description of the land, evidence that there are no liens or encumbrances and evidence of ownership is required. If the land is not owned outright, the financing of the land and home may be obtained through Walter Mortgage Company (“WMC”) (see Financing business description). A customer’s income and employment are usually verified by examining pay stubs, W-2 forms and occasionally through telephone conversations with the customer’s employer or, if the customer is self-employed, income tax returns. An applicant generally must have a minimum of one year’s continuous employment. Only a small percentage of secondary income (second jobs or part-time employment) is utilized in qualifying applicants. Ownership of land is verified by examining the title record. In addition, a tri-bureau credit report is obtained that includes, among other information, a credit score. Particular attention is paid to the credit information for the most recent two to three years. Attention is also given to the customer’s total indebtedness and other payment and debt obligations. If a favorable credit report is obtained, the required monthly payment does not generally exceed 25% to 27% of the customer’s monthly gross income, and the customers total debt payments do not generally exceed 50% of monthly gross income, there is a high likelihood that the applicant will be approved subject to verification of land values. A title report is ordered and, frequently, a survey of the property is made. Independent registered surveyors perform surveys when, in the opinion of JWH, additional information beyond examination of the title record is needed. Such additional information is primarily concerned with verification of legal description, ownership of land, necessary right-of-way easements and existence of any encroachments.

When a home is financed by JWH, the Company does not generally obtain third party appraisals or title insurance. Although significant consideration is given to the ratio of the amount financed to the estimated value of the home and land securing such amount, there is no rigid appraisal-based loan-to-value test. There is a minimum requirement that a lot evaluation be performed to determine the value of the lot on which the home is to be built, as estimated primarily on the basis of the Financing segment’s servicing employees’ experience and knowledge. Generally, the lot or land value must be at least 10% of the selling price of the home, resulting in an initial loan-to-value ratio of approximately 90%. Under certain favorable credit conditions, the loan-to-value ratio may be up to 100%. Prior to occupancy of the new home, the buyer must complete utility hook-ups and any other components not purchased from JWH, arrange for the final building inspection and, in most circumstances, obtain a certificate of occupancy. The cost incurred by customers to complete a new home depends on the stage of completion of the home purchased and whether public water and sewer systems are available or wells and septic tanks must be installed. Such costs to complete the home could be 5% or more of the sales price (based upon a 90+% complete home), thereby further reducing the initial loan-to-value ratio.

If JWH finances the new home purchase, upon completion of construction to the agreed-upon percentage, in the ordinary course of business, JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to Mid-State Homes, Inc., a wholly-owned subsidiary of the Company (“MSH”), pursuant to an agreement between JWH and MSH.

Financing

Within the Financing segment, MSH purchases and services instalment notes and mortgages originated by JWH. Walter Mortgage Company, a wholly-owned subsidiary of the Company (“WMC”), offers financing to JWH homebuyers that is secured by first lien mortgages, and also purchases mortgage loans from third parties. WMC’s mortgage loans are also sold to MSH, but are serviced by WMC through a sub-servicing agreement with MSH. In 2006, the Company established Walter Mortgage Servicing, Inc. to perform the mortgage servicing functions for MSH and WMC. The interest income generated by both MSH and WMC is recognized using the interest method, however, the legal instruments used by each company allow for different fee structures to be charged to the customer, for example late fees and prepayment penalties, and ultimately recognized as revenue. Both the MSH instalment notes and the mortgage loans originated by WMC have fixed monthly payments, similar repayment terms and the ability to levy costs to protect collateral positions upon default, such as attorney fees and late charges as allowed by state law. WMC also purchases residential fixed rate and adjustable rate mortgages from third parties.

References to instalment notes include mortgage loans offered and purchased by WMC. Mortgage loans in the portfolio, before allowances, were approximately $148.0 million and $109.3 million at December 31, 2005 and 2004, respectively.

Mid-State Homes, Inc.

MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes originated by JWH. Currently, MSH funds its purchase of these mortgage instalment notes as well as the mortgage loans it acquires from WMC using various warehouse lines of credit. Historically, once a critical mass of assets have been accumulated, MSH would securitize the assets using a grantor trust, structured as a financing, which requires that the assets and liabilities be recorded on the balance sheet with no gain for tax purposes. These business trusts acquire the mortgage instalment notes and loans using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes in the trusts secure the borrowings of these trusts, and therefore these borrowings are non-recourse to the Company. For additional information on the notes, the trusts and their related borrowings, see Notes 8 and 14 of “Notes to Consolidated Financial Statements.”

At December 31, 2005, MSH’s portfolio was geographically distributed as follows:  Texas (32%), Mississippi (15%), Alabama (9%) and Florida and Louisiana (6%). The remaining portfolio was spread primarily in other southeastern states.

Walter Mortgage Company

WMC was established in 2001 to provide home financing to customers of JWH. Through WMC, homebuyers have the option of financing land along with their home purchase, including a traditional cash down payment in lieu of land equity. Existing MSH customers also have the option of refinancing their mortgage with WMC. WMC initiated a program to acquire mortgage loans in 2003 that meet the Company’s strict underwriting criteria. Loans are purchased from other mortgage companies, banks, thrifts, builders and other various sellers of first lien mortgages. During 2005, approximately $61.1 million of mortgage loans were purchased by WMC from third parties. Since inception through December 31, 2005, 2,428 mortgages totaling approximately $206.6 million have been acquired and, to a much lesser extent, originated by WMC.

Other

Best Insurors, Inc. (“Best”), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage for homeowners who finance through JWH or WMC. Cardem Insurance Company Ltd. (“Cardem”), located in Bermuda, primarily provides reinsurance of such insurance placed through Best and provides captive coverage for various other company risks, including workers’ compensation for Homebuilding.

Other

The Other segment includes Sloss Industries Corporation (“Sloss”), the Company’s land subsidiaries and corporate expenses. Sloss manufactures and distributes furnace and foundry coke to the domestic steel industry as well as to ductile iron foundries, and also manufactures specialty chemicals and slag fiber. The land subsidiaries engage in maximizing the value of vacant land, primarily through outright property sales and realizing royalty income on coal, timber and other minerals. Corporate expenses consist primarily of salaries, overhead and other costs associated with executive management, finance, accounting, tax, treasury, legal, information technology, risk management, human resources, payroll and other management services.

Sloss

Sloss is a manufacturing operation, founded in 1918 and headquartered in Birmingham, Alabama, which has four major product lines:  foundry coke, furnace coke, slag fiber and specialty chemicals. Foundry coke (approximately 130,000 tons per year) is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. For the year ended December 31, 2005, approximately 71% of the foundry coke produced by Sloss was sold to U.S. Pipe. Furnace coke (approximately 270,000 tons per year) is sold primarily to the domestic steel industry for producing steel in blast furnaces. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers. Specialty chemical products are composed primarily of rubber additives, plastics additives, pharmaceutical raw materials, and nutraceutical components, as well as other custom manufactured products.

Seasonality

Certain of the businesses of the Company are subject to seasonal fluctuations to varying degrees. Sales for Mueller Water, U.S. Pipe and JWH are usually their lowest in the winter months due to weather and the lower level of construction activity. The businesses of the Company may also be significantly influenced by the general economy, interest rates, levels of construction activity and commodity prices.

Competition

See “Risks Related to the Business—We face significant competition in many of the industries in which we operate and some of our products are commodities.”

Trade Names, Trademarks and Patents

The Company has a significant number of active patents and trademarks relating to the design of the Company’s products and trademarks for the Company’s brands and products. Most of the patents for technology underlying the Company’s products have been in the public domain for many years, and existing third-party patents are not considered, either individually or in the aggregate, to be material to the Company’s business. However, the pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operations of the Company’s products is considered particularly important and valuable. The Company generally owns the rights to the products that it manufactures and sells and is not dependent in any material way upon any license or franchise to operate.

Research and Development

Research activities conducted by each business are directed toward new products, improvement of existing products, development of new uses for existing products, process and systems development and cost reduction efforts. Total research and development expenditures for all of the businesses in the years ended December 31, 2005, 2004 and 2003, were less than 1% of the Company’s consolidated net sales and revenues.

Raw Materials

Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either purchased from domestic sources or produced by the Company and its subsidiaries. All materials used by the various businesses of the Company are available in quantities required to support their respective operations. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for scrap metal, sand, resin, brass ingot and steel as well as labor, lumber and other building materials. See further discussion in “Risks Related to the Business—Shortages or price fluctuations in raw materials and labor could delay, or increase the cost of construction or production and adversely affect our results of operations.”

Environmental

The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2005, 2004 and 2003, were approximately $11.7 million, $14.6 million and $10.8 million, respectively. The increase in expenses from 2003 to 2004 was due to a $4.0 million charge related to legacy environmental issues in Anniston, Alabama. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future.

Capital expenditures for environmental requirements are anticipated to average approximately $3.1 million per year in the next five years. Capital expenditures for the years ended December 31, 2005 and 2004 for environmental requirements were $4.4 million and $3.8 million, respectively.

Environmental matters are more fully described in Note 20 of “Notes to Consolidated Financial Statements.”

Employees

As of December 31, 2005, the Company and its subsidiaries employed approximately 10,100 people, of whom approximately 4,000 were hourly workers and 6,100 were salaried employees. Unions represented approximately 5,350 employees under collective bargaining agreements, of which approximately 1,122 were covered by one contract with the United Mine Workers of America, which expires on December 31, 2006.

Risk Related to the Business

Our businesses may suffer as a result of changes in general and local economic conditions and other factors beyond our control, which could depress demand for our products.

Certain of the industries in which we operate are cyclical and have experienced significant difficulties in the past. Our financial performance depends, in large part, on varying conditions in the markets we serve, which fluctuate in response to various factors beyond our control.

Demand in the homebuilding and financing businesses is affected by changes in general and local economic conditions, such as interest rates, housing costs, migration patterns, employment levels, job growth and consumer confidence. An oversupply of alternatives to new homes, such as rental properties and used homes, could depress prices and reduce margins for the sale of new homes. Higher interest rates generally increase the cost of mortgage loans to customers and therefore reduce demand for new homes and mortgage loans. Almost all purchasers of our homes require mortgage financing for a substantial portion of the purchase price. In times of low interest rates and increased availability of mortgage funds, the volume of home sales by JWH may be expected to decrease as additional competition is able to enter the market. Recently, interest rates have been increasing from historically low levels. Lastly, weather conditions and natural disasters, such as the recent hurricanes in Florida and other portions of the southeastern United States, tornadoes, floods and fires, can harm the local homebuilding business. This risk is exacerbated by our concentration in a limited number of states.

Our Water Products business is primarily dependent upon spending on water and wastewater infrastructure upgrades, repairs and replacement, new water and wastewater infrastructure spending (which is dependent upon residential construction) and spending on non-residential construction. We are also subject to general economic conditions, the need for construction projects, interest rates and government incentives provided for public work projects. In addition, a significant percentage of our flow control products are ultimately used by municipalities or other governmental agencies in public water transmission and collection systems. As a result, our sales could decline as a result of declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. Spending growth in the infrastructure upgrades, repairs and replacement sector has slowed in recent years as state and local governments’ budgets were negatively impacted by the downturn in the economy. Even if economic conditions will continue to improve, state and local governments may choose not to address deferred infrastructure needs. Although the residential building market has experienced growth in recent years, this growth may not continue in the future. The residential and non-residential building markets are cyclical, and, historically, down cycles have typically lasted approximately four to six years. Any significant decline in the residential or non-residential building markets or governmental spending on infrastructure could lead to a material decline in our sales, profitability and cash flows.

The prices at which JWR sells coal and natural gas are largely dependent on prevailing market prices for those products. We have experienced significant price fluctuations in our coal and natural gas businesses, and we expect that such fluctuations will continue. Demand for and, therefore, the price of, coal and natural gas are driven by a variety of factors such as availability, price, location and quality of competing sources of coal or natural gas, availability of alternative fuels or energy sources, government regulation and economic conditions. In addition, reductions in the demand for metallurgical coal are caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) and the use of steel-making technologies that use less or no metallurgical coal. Demand for steam coal is primarily driven by the consumption patterns of the domestic electric power generation industry, which, in turn, is influenced by demand for electricity and technological developments. Demand for natural gas is also affected by storage levels of natural gas in North America and consumption patterns, which can be affected by weather conditions. We estimate that a 10% decrease in the price in natural gas in 2005 would have resulted in a reduction in pre-tax income of approximately $3.1 million in that year. Occasionally we utilize derivative commodity instruments to manage fluctuations in natural gas prices. We currently have four open contracts to hedge anticipated sales of JWR’s natural gas. The contracts are for total volume of 4.5 million mmbtu’s, which represents approximately 64% of our anticipated 2006 production.

Shortages or price fluctuations in raw materials and labor could delay or increase the cost of construction or production and adversely affect our results of operations.

Most of the industries in which we operate require significant amounts of raw materials and labor and, therefore, shortages or increased costs of raw materials and labor could adversely affect our business or results of operations.

Our homebuilding operations rely on the availability of lumber, drywall, cement and other building materials. The availability and market prices of these materials are influenced by various factors that are beyond our control. Shortages of, and price increases for, such materials have occurred in the past and may occur in the future. For example, we have experienced increases in the cost of a variety of materials since the third quarter of 2005 as a result of the impact of the Gulf Coast hurricanes on supplies of and demand for these materials. Further, if we are unable to secure a proper level of skilled labor for our homebuilding operations, we may be unable to build as many houses or build them as cost effectively, and our levels of revenue and net income may be reduced.

Our Water Products business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our Water Products operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for up to 40% of the U.S. Pipe cost to manufacture ductile iron pipe. At Mueller and Anvil, raw materials used in our manufacturing processes currently account for approximately 18% of cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for a material and factors particular to that material. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could reduced or the price of raw materials could increase.

The availability and price of certain raw materials or purchased components, such as steel scrap, brass ingot and natural gas are subject to market forces largely beyond our control, including North American and international freight costs, speculation and foreign exchange rates. We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. We are not always able, and may not be able in the future, to pass on increases in the price of these raw materials to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could lead to significant reductions of our operating margins and cash flow. Any fluctuations in the price or availability of raw materials or purchased components could significantly reduce our levels of production and sales or impair our profitability.

We face significant competition in many of the industries in which we operate and some of our products are commodities.

The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with numerous national, regional and local builders. Some of these builders have greater financial resources, more experience, more established market positions and lower costs of capital, labor and material than us. We compete for customers, raw materials and skilled subcontractors. We also compete with resales of existing homes and available rental housing. Our financing operations are subject to competition from third-party providers, many of which are substantially larger, may have a lower cost of funds or overhead than we do and may focus exclusively on providing such services.

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products face competition from less expensive imports and our pipe nipple and hanger products and our pipe fittings and couplings products compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign producers to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

Foreign competition is intense and could have a material adverse effect on our sales, profitability and cash flows.

In addition to domestic competition, our Water Products business faces intense foreign competition. The intensity of foreign competition is affected significantly by fluctuations in the value of the U.S. dollar against foreign currencies, by the relative cost to ship competitive products into the North American markets and by the level of import duties imposed by the U.S. Department of Commerce on certain products. Foreign competition is likely to further increase and certain Water Products prices will most likely continue to face downward pressure as our domestic competitors shift their operations or outsource manufacturing requirements overseas or source supplies from foreign vendors in an effort to reduce expenses.

Our coal business faces competition from foreign producers that sell their coal in the United States and in the export market and, therefore, fluctuations in exchange rates will affect the demand for coal we produce. If our competitors’ currencies decline against the U.S. dollar or against our customers’ currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Both of these factors could reduce our profitability or result in lower coal sales.

Our revenues are seasonal due to weather conditions and the level of construction activity at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

The homebuilding industry and the ductile iron pipe industry are moderately seasonal, with lower production and lower revenues during the winter months. This seasonality in demand has resulted in fluctuations in our revenues and operating results. Because much of our overhead and expenses are fixed payments, seasonal trends can cause reductions in our overall profit margin and financial condition, especially during our slower periods.

We are exposed to increased risks of delinquencies, defaults and losses on mortgages and loans associated with our strategy of providing credit or loans to lower credit grade borrowers.

We specialize in originating, securitizing and servicing mortgage notes and loans (which we refer to as “mortgage assets”) to credit-impaired borrowers who are generally unable to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or documentation standards. We are subject to various risks associated with the lower credit homeowners to whom we finance, including, but not limited to, the risk that these borrowers will not pay interest and principal when due, and that the value received from the sale of the borrower’s home in a repossession will not be sufficient to repay the borrower’s obligation to us. Delinquencies and defaults typically cause reductions in our interest income and our net income.

If delinquency rates and losses are greater than we expect:

•       the fair market value of the mortgage assets pledged as collateral for warehouse borrowings, and the value of our ownership interest in the securitizations, may decline;

•       we may be unable to obtain financing or continue to securitize loans on attractive terms, or at all; or

•       the reserves that we establish for such losses may be insufficient, which could depress our business, financial condition, liquidity and net income.

During economic slowdowns or recessions, mortgage and loan delinquencies and defaults generally increase. In addition, significant declines in market values of residences securing mortgages and loans reduce homeowners’ equity in their homes. The limited borrowing power of our customers increases the likelihood of delinquencies, defaults and credit losses on foreclosure. Many of our borrowers have limited access to consumer financing for a variety of reasons, including a relatively high level of debt service, lower credit scores, higher loan-to-value ratios of the mortgage assets, past credit write-offs, outstanding judgments or prior bankruptcies. As a result, the actual rate of delinquencies, repossessions and credit losses on our loans are often higher under adverse economic conditions than those experienced in the mortgage loan industry in general.

In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during the third quarter of 2005, Hurricane Katrina impacted several states where our Mid-State portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $1.3 million provision for estimated losses on instalment notes that was anticipated as a result of Hurricane Katrina.

After a default by a borrower, we evaluate the cost effectiveness of repossessing the property. Such default may cause us to charge our allowances for credit losses on our loan portfolio. Any material decline in real estate values increases the loan-to-value ratios of our loans and the loans backing our mortgage related securities. This weakens collateral values and the amount, if any, obtained upon repossessions. If we must take losses on a mortgage or loan backing our mortgage related securities or loans that exceed our allowances, our financial condition, net income and cash flows could suffer.

We depend on short-term borrowings to fund our mortgage origination business which exposes us to liquidity risks.

We depend on short-term borrowings to warehouse instalment notes and mortgages that are originated by our homebuilding subsidiaries and WMC and purchased by Mid-State. Therefore, we rely on our ability to renew or replace our maturing short-term borrowings on a continuous basis. We currently have two committed warehouse facilities of $200.0 million, each provided by three lenders. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our mortgage-related assets under adverse market conditions, or we might not be able to continue to originate mortgage assets, which would significantly harm our net income and may result in material losses.

We pay interest on our borrowings under our variable funding warehouse loan facilities at a floating rate based on short-term rates, and, therefore, increases in short-term interest rates will increase the cost of our facilities. In addition, if the regulatory capital requirements imposed on our lenders change, it may significantly increase the cost of the variable funding loan facilities. Increases in the cost of our facilities would reduce our profitability and may prevent us from continuing to originate instalment notes and mortgages.

The amount of financing we receive under our variable funding loan facilities is directly related to the lenders’ valuation of the mortgage assets that secure the outstanding borrowings. Our lenders have the ability to re-evaluate the market value of the mortgage assets that secure our outstanding borrowings under certain circumstances. In the event the lenders determine that the value of the mortgage assets has decreased, they have the right to initiate a margin call. A margin call would require us to transfer additional instalment notes and mortgage loans to the lenders (without any advance of funds from the lenders for such transfer of mortgages) or to repay a portion of the outstanding borrowings. Any such margin call could cause our mortgage origination business, net income and liquidity to decline significantly.

Our strategy of securitizing our mortgage assets makes us dependent on the capital markets for liquidity and cash flow and exposes us to substantial risks.

We rely on our securitizations to generate cash for repayment of borrowings under our variable funding loan facilities, origination of new mortgage assets and general working capital purposes. We may not succeed in securitizing mortgage assets that we currently have outstanding under, and pledged to, our warehouse credit facilities or that we originate in the future. Our inability to continue to successfully securitize our mortgage assets on favorable terms would significantly impair our mortgage origination business and reduce our profitability.

Our ability to complete securitizations of our mortgage assets at favorable prices, or at all, will depend on a number of factors, including:

•       the historical performance of the portfolio of mortgage assets we originate;

•       the ratings of our securities;

•       the availability of credit enhancement on acceptable economic terms or at all;

•       conditions in the capital markets generally and conditions in the asset-backed securities market specifically; and

•       general economic conditions.

Significant increases in interest rates may reduce our ability to securitize our mortgage assets and could negatively impact our profitability and cash flow. The interest rates that we receive on our mortgage assets are fixed between 12 and 18 months before we complete a securitization. If interest rates increase significantly during this time, the net interest margin we realize would be impaired and reduce profitability and cash flow. In addition, we may be required to pledge additional collateral to meet over-collateralization requirements, which could decrease the value of our ownership interests and have a negative impact on our cash flow.

Our mortgage-backed and asset-backed securitizations require over-collateralization and credit enhancement, which may decrease our cash flow and net income.

Our securitizations typically have over-collateralization requirements that may decrease the value of our ownership interests in our securitizations and have a negative impact on our cash flow. Generally, if the mortgage assets of a securitization trust perform poorly, the over-collateralization feature of the securitization directs excess cash flow from the securitized pool of mortgage assets to the senior securities of the trust. During any period in which this happens we may not receive any cash distributions from such mortgage assets. In addition, the pool of mortgage assets of a securitization must meet certain performance tests based on delinquency levels, losses and other criteria in order for us to receive excess cash flow. If these performance tests, or significant terms regarding the calculation of such tests, are not satisfied, we would not be permitted to receive excess cash flow from the securitizations. Material variations in the rate or timing of our receipt of cash distributions from these mortgage assets may adversely affect our mortgage origination business and net income and may affect our overall financial condition.

Furthermore, all of our completed securitizations have used credit enhancement to improve the prices at which we issued our mortgage-backed and asset-backed notes. We currently expect that the credit enhancement for the senior tranches we issue in the future will be primarily in the form of subordination of certain tranches, financial guaranty insurance policies for the assets or both. The market for any subordinate securities we issue could become temporarily illiquid or trade at steep discounts, thereby reducing the proceeds we receive from a securitization of mortgage assets. If we use financial guaranty insurance policies and the cost of these insurance policies increases, our net interest income will be reduced. Such credit enhancement features may not be available at costs that would allow us to achieve profitable levels of net interest income from the securitizations of our mortgage assets.

We may be subject to product liability or warranty claims that could require us to make significant payments.

We would be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur significant costs to defend such claims. Such losses and costs may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or cause a requirement to participate in a product recall that may harm our reputation or profitability.

We warrant our homebuilding and pipe products to be free of certain defects. As a homebuilder, we are subject in the ordinary course of our business to product liability and home warranty claims. We warrant our flow control products to be free of certain defects. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any losses that result or are alleged to result from defects in our products, could subject us to claims for damages, including consequential damages. In addition, we could elect to replace our defective products and/or compensate our customers for damages caused by our defective products even in the absence of a formal claim for damages. The insurance that we maintain may not be available on terms acceptable to us in the future and such coverage may not be adequate for liabilities actually incurred. Any claims or expenses relating to defective products that result in liability exceeding our insurance coverage could raise costs and expenses or require us to accrue expenses or record accounting charges and reduce our net income. Further, claims of defects could result in adverse publicity against us, which could lower our sales and harm our business.

We rely on Tyco to indemnify us for certain liabilities

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of Mueller Water’s business to its prior owners, we are indemnified by Tyco for all liabilities arising in connection with Mueller Water’s business with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. On January 14, 2006, Tyco’s board of directors announced that it approved a plan to separate Tyco into three separate, publicly traded companies. At this time, we do not know which of the new entities will assume the indemnity provided under the terms of the Tyco Purchase Agreement if this plan is implemented. Should Tyco or the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

Environmental, health and safety laws and regulations could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing costs.

We are subject to a wide variety of laws and regulations concerning the protection of the environment and human health and safety, both with respect to the construction and operation of many of our plants, mines and other facilities and with respect to remediating environmental conditions that may exist at our own and other properties. Certain of our facilities have been in operation for many years and, over time, we and predecessor operators of these facilities may have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these or at other locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could reduce our profits. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, or imposition of penalties, suspension of production, a required upgrade or change to equipment or processes or a cessation of operations at one or more of our facilities. Because these laws are complex, constantly changing and may be applied retroactively, there is a risk that these requirements, in particular as they change in the future, may impair our business, profitability and results of operations. In addition, we will be required to incur costs to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for iron and steel foundries and for our foundries’ painting operations. These costs may be substantial.

We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Under the terms of the Tyco Purchase Agreement, we are indemnified by Tyco for all environmental liabilities arising in connection with Mueller Water’s business and relating to actions occurring or conditions existing prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by us or the operation of Mueller Water’s business after that transaction, nor does it cover environmental liabilities arising with respect to businesses, such as the U.S. Pipe operations, or sites, including U.S. Pipe facilities, acquired after August 1999. On January 14, 2006, Tyco’s board of directors announced that it approved a plan to separate Tyco into three separate, publicly traded companies. At this time, we do not know which of the new entities will assume the indemnity provided under the terms of the Tyco Purchase Agreement if this plan is implemented. Should Tyco or the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period.

Our homebuilding operations expose us to a variety of risks including liability for action of third parties.

We are exposed to a variety of risks associated with construction activities, including shortages of raw materials or labor, cost overruns, unforeseen environmental or engineering problems and natural disasters, any of which could delay construction and result in a substantial increase in our expenses. In addition, we contract with unaffiliated subcontractors to construct our homes. Although the timing and quality of our construction depends on the availability, skill and cost of these subcontractors, we are responsible for the performance of the entire contract, including work assigned to these subcontractors. Any construction delays or cost increases could harm our operating results, the impact of which may be further affected by our inability to raise sales prices.

Economic conditions in Texas, North Carolina, Mississippi, Alabama and Florida have a material impact on our profitability because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our homebuilding and financing businesses in the Texas, North Carolina, Mississippi, Alabama and Florida markets. In the past, home prices and sales activities have declined from time to time and rates of loss and delinquency on mortgage assets have increased from time to time, driven primarily by weaker economic conditions in these markets. Furthermore, precarious economic and budget situations at the state government level may depress the market for our homes or hinder the ability of our customers to repay their obligations in areas in which we conduct the majority of our homebuilding or financing operations. Our concentration of homebuilding or mortgage assets in such markets may have a negative impact on our operating results.

Our failure to retain our current customers and renew our existing customer contracts could adversely affect our business.

A significant portion of the sales of our water infrastructure and flow control products, coal and methane gas are to long-term customers. The success of these businesses depends on our ability to retain our current clients, renew our existing customer contracts when required and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively and the level of competition we face.

A significant portion of our water products sales is to our ten largest distributors, including our three largest distributors: Hughes Supply, Ferguson Enterprises and National Waterworks. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon zero to 60 days’ notice. Our reliance on these major distributors exposes us to the risk of changes in the business condition of our major distributors and to the risk that the loss of a major distributor could adversely affect our results of operations.

While our relationships with our ten largest distributors for our water products have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and our distributors may be acquired by other distributors who buy products from our competitors. Our ability to retain these customers in the face of other competitors generally depends on a variety of factors, including the quality and price of our products and our ability to market these products effectively. As consolidation among distributors continues, distributors may be able to force us to lower our prices, which could lead to a significant decline in our profitability. For example, Home Depot acquired National Waterworks in 2005 and announced in January 2006 that it intends to acquire Hughes Supply. As a result, two of our three largest distributors could be combined under common control. Moreover, the loss of any of National Waterworks, Hughes Supply or Ferguson Enterprises as a distributor could significantly reduce our levels of sales and profitability.

If transportation for our ductile iron pipe products or coal becomes unavailable or uneconomic for our customers, our ability to sell ductile iron pipe products or coal could suffer.

Transportation costs represent a significant portion of the total cost of ductile iron pipe and coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in our transportation costs could make our ductile iron pipe products or coal less competitive with the same or alternative products from competitors with lower transportation costs.

We typically depend upon rail, barge and trucking systems to deliver our products to customers, or, in the case of metallurgical coal, to the port of Mobile, Alabama. While our metallurgical coal customers typically arrange and pay for transportation from the port of Mobile to the point of use, disruption of any of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply our products to our customers, thereby resulting in lost sales and reduced profitability. All of our mines are served by barge and only one rail carrier, which increases our vulnerability to these risks.

The government extensively regulates our mining operations, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce coal.

Federal, state and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability. In addition, we are subject to significant legislation mandating specified benefits for retired coal miners. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. Compliance with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may have a material adverse effect on our mining operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs.

In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal.

Recent mining accidents involving fatalities in West Virginia, Kentucky and Mexico have received national attention and prompted responses at the state and federal level that have resulted in increased scrutiny of current safety practices and procedures in the mining industry. For example, on January 26, 2006, West Virginia passed a new law imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Other states have proposed or passed similar bills and resolutions addressing mine safety practices. On January 25, 2006, an Alabama circuit judge ordered the Alabama governor and legislature to take action to ensure the safety of Alabama’s mine workers. In addition, several mine safety bills have been introduced in Congress that would mandate improvements in mine safety practices, increase or add civil and criminal penalties for non-compliance with such laws or regulations, and expand the scope of federal oversight, inspection and enforcement activities. On February 7, 2006, the federal Mine Safety and Health Administration (“MSHA”) announced the promulgation of new emergency rules on mine safety. These rules address mine safety, equipment, training and emergency reporting requirements. Unlike most MSHA rules, these emergency rules will become effective immediately upon their publication in the Federal Register. Implementing new procedures in order to ensure we comply with these new laws and regulations could adversely affect our results of operation and financial condition.

Coal mining is subject to inherent risks and is dependent upon many factors and conditions beyond our control, which may cause our profitability and our financial position to decline.

Coal mining is subject to inherent risks and is dependent upon a number of conditions beyond our control that can affect our costs and production schedules at particular mines. These risks and conditions include:

•       unexpected equipment or maintenance problems;

•       variations in geological conditions;

•       natural disasters;

•       underground mine floodings

•       excess water ingress;

•       environmental hazards;

•       industrial accidents;

•       explosions caused by the ignition of coal dust or other explosive materials at our mines sites; and

•       fires caused by the spontaneous combustion of coal.

These risks and conditions could result in damage to or the destruction of mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and legal liability. For example, an explosion and fire occurred in Mine No. 5 in September 2001. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. Insurance coverage may not be available or sufficient to fully cover claims which may arise from these risks and conditions. We have also experienced adverse geological conditions in our mines, such as variations in coal seam thickness, variations in the competency and make-up of the roof strata, fault-related discontinuities in the coal seam and the potential for ingress of excessive amounts of methane gas or water. Such adverse conditions may increase our cost of sales and reduce our profitability, and may cause us to decide to close a mine. Any of these risks or conditions could have a negative impact on our profitability, the cash available from our operations and our financial position.

Our business may be harmed by work stoppages and other labor relations matters.

The majority of our employees within the Water Products and Natural Resources businesses are unionized and we have a risk of work stoppages as the result of strike or lockout. A significant majority of our Water Products business employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our Water Products business’s largest union. Our Water Products business’s labor agreements will be negotiated as they expire at various times through March 2010. The majority of employees of JWR are members of United Mine Workers of America (“UMWA”). Normally, our negotiations with the UMWA follow the national contract negotiated with the UMWA by the Bituminous Coal Operators Association. The collective bargaining agreement expires December 31, 2006. At our Sloss Industries subsidiary, our contract with the United Steelworkers of America expires December 6, 2010. We experienced an economic strike at Sloss at the end of 2001 that lasted eight months. Work stoppages for an extended period of time could impair our business. Future work stoppages, labor union issues or labor disruptions at our key customers or service providers could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

In addition, the freight companies who deliver our water products to our distributors generally use unionized truck drivers, and our business could suffer if our contractors face work stoppages or increased labor costs.

Our expenditures for postretirement benefit and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. As of December 31, 2005, we estimate that our pension plans’ aggregate accumulated benefit obligation had a present value of approximately $520.6 million, and our fair value of plan assets was approximately $397.1 million. As of December 31, 2005, we estimate that our postretirement health care and life insurance plans’ aggregate accumulated benefit obligation would have had a present value of approximately $313.0 million, and such benefits are not required to be funded. In respect of the funding obligations for our plans, we must make minimum cash contributions on a quarterly basis. Our estimated minimum funding obligation relating to these plans in 2006 is $19.6 million. We have estimated these obligations based on assumptions described under the heading “Critical Accounting Policies and Estimates—Employee Benefits” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in the notes to our consolidated financial statements incorporated herein by reference. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.

In addition, certain of our subsidiaries participate in multiemployer pension plan trusts established for union employees. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets, or other funding deficiencies. We have no current intention to withdraw from any multiemployer pension plan, but if we were to do so, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), we would be liable for a proportionate share of the plan’s unfunded vested benefit liabilities upon our withdrawal. We believe that, at December 31, 2005, the two multiemployer plans in which we participate were underfunded; however, the amount of the unfunded vested benefit liabilities allocable to us is not currently available.

We self-insure workers’ compensation and certain medical and disability benefits, and greater than expected claims could reduce our profitability.

We are self-insured for workers’ compensation benefits for work-related injuries. Workers’ compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the division or combined insurance industry data when historical data is limited. In addition, JWR is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. We perform an annual evaluation of the overall black lung liabilities at the balance sheet date, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.

Based on the actuarially determined present value of workers’ compensation liabilities using a discount factor of 4.5% and 4.9% for 2005 and 2004, respectively, we have recorded liabilities of $56.5 million and $46.9 million as of December 31, 2005 and 2004, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease our liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase our liability by $0.4 million.

If the number or severity of claims for which we are self insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results could be reduced.

We have a significant amount of debt and the instruments governing our existing indebtedness contain covenants that may restrict our ability to operate and impair our financial condition.

As of December 31, 2005, we had total consolidated debt of approximately $3.9 billion, including approximately $1.7 billion of borrowings outstanding under various warehouse and mortgage-backed and asset-backed debt issued by the Trusts, which are non-recourse to Walter Industries and its subsidiaries. For the year ended December 31, 2005, on a pro forma basis our interest expense would have been $300.4 million, which includes $122.0 million related to non-recourse warehouse and mortgage backed debt and $178.4 million related to other senior and subordinated debt. Excluding the impact of interest rate hedges, we estimate that an increase of 1.0% in short-term interest rates would have increased our interest expense by approximately $12 million for that period. Under the terms of our 2005 Credit Agreement, the 2005 Mueller Credit Agreement and the indentures relating to the convertible notes, the senior discount notes and the senior subordinated notes (each, as described under “Description of Indebtedness”), we have the ability, subject to our compliance with certain covenants contained in such agreement, to incur substantial amounts of additional debt in the future. The level of our indebtedness could have important consequences, including:

•       making it more difficult for us to satisfy our obligations under our debt instruments;

•       limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

•       limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

•       limiting our flexibility to react to competitive and other changes in our industry and economic conditions generally; and

•       exposing us to risks inherent in interest rate fluctuations because a substantial portion of our borrowings is at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

We will require a significant amount of cash to service our debt and our ability to generate cash depends on many factors beyond our control.

Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. There is a risk that our business will not generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital, but we may not be able to accomplish those actions on satisfactory terms, if at all.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our 2005 Credit Agreement and the 2005 Mueller Credit Agreement also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Exchange Act. Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our 2005 Credit Agreement or the 2005 Mueller Credit Agreement, the respective lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries and assets of our Water Products business, as security under our 2005 Credit Agreement and we pledged substantially all of the assets of our Water Products business (including, its intellectual property) other than the assets of its foreign subsidiaries, under the 2005 Mueller Credit Agreement. If the lenders under our credit agreements or holders of the notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could impair our growth.

Part of our growth strategy is built upon organic growth and on taking advantage of opportunities to acquire complementary businesses. This strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary manufacturing capabilities, products or services. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash from operations or of acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses in our company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges in the future.

Businesses we have acquired or will acquire may not perform as expected.

Businesses we have recently acquired or will acquire in the future may not perform as expected. Acquired businesses may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the areas in which a business specializes, the loss of key customers after the acquisition has closed, general economic factors that affect a business in a direct way and the cultural incompatibility of an acquired management team with us. Any of these factors could impair our results of operations.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets in connection with our acquisition of Mueller Water in October 2005. Goodwill and net identifiable intangible assets of Mueller Water are recorded at fair value on the date of acquisition and goodwill of U.S. Pipe remains at historical cost. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangibles are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would result in a non-cash impairment charge.

We may have substantial additional federal tax liability for accounting adjustments related to our method of recognizing revenue on the sale of homes and interest on related instalment note receivables, as well as to federal income taxes allegedly owed.

The Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. The proposed adjustments relate primarily to our method of recognizing revenue on the sale of homes and related interest on the instalment note receivables. In addition, a controversy exists with regard to federal income taxes allegedly owed by our consolidated group of companies for fiscal years 1980 through 1994. It is estimated that the amount of tax presently claimed by the Internal Revenue Service is approximately $30.4 million for issues currently in dispute in bankruptcy court. This amount is subject to interest and penalties. While we believe that our tax filing positions have substantial merit and intend to defend any tax claims asserted, we cannot offer any assurance that the Internal Revenue Service or a federal court will uphold our tax filing positions. Moreover, although we believe that we have sufficient accruals to address any such tax claims, including related interest and penalties, an adverse ruling, judgment or court order could impose significant financial liabilities in excess of our reserves, which could have an adverse effect on our financial condition and results of operations.

We need to improve our internal controls to comply with SEC reporting requirements; public reporting obligations have put significant demands on our financial, operational and management resources.

Mueller Water reported a material weakness in both fiscal 2004 and fiscal 2005 related to maintaining effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of September 30, 2005, Mueller Water did not maintain effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements. Specifically, their controls failed to prevent or detect the incorrect presentation of the following: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment; (iii) cash flows and balance sheet presentation of book overdrafts; (iv) the presentation of current and non-current deferred income tax assets in Mueller Water’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in their consolidated statement of operations. This control deficiency resulted in the restatement of Mueller Water’s annual consolidated financial statements for fiscal 2004 and 2003 and interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004 and audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of their consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, Mueller Water’s management has determined that this control deficiency constitutes a material weakness.

There also exist significant deficiencies in our internal controls over financial reporting which, if unremediated, may result in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As more fully described in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation—Mueller Water’s Previously Issued Consolidated Financial Statements—Changes in Internal Control Over Mueller Water’s Financial Reporting Subsequent to September 30, 2005’’, we have taken steps to remediate the material weakness described above. These steps include a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, book overdrafts and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95, ‘‘Statement of Cash Flows.’’ Additionally, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, will be evaluated quarterly. We believe the additional control procedures designed, when implemented, will fully remediate this material weakness.

The Public Company Accounting Oversight Board (“PCAOB”) defines a significant deficiency as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The PCAOB defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As discussed in the Introductory Note, the Company has restated its consolidated statements of operations for the years ended December 31, 2004 and 2003 and its consolidated statements of operations for each of the first three quarters of the year ended December 31, 2005. Additionally, as disclosed in Note 22 of “Notes to Consolidated Financial Statements,” segment data for sales and revenues for certain of the Company’s segments has also been restated.

In Management’s Report on Internal Control over Financial Reporting included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management had previously concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual financial statements will not be prevented or detected.

In connection with the restatement described above, management has now concluded that the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2004 were ineffective. During the fourth quarter of 2005, management has remediated the material weakness. Management has taken the following steps to remediate the material weakness:

1.                Hiring of a new Vice President of Corporate Accounting in the fourth quarter of 2005.

2.                Evaluation by this Vice President of Corporate Accounting of all of the Company’s accounting and reporting policies against current authoritative standards.

As a result of these remedial actions, management has concluded that controls were designed and in place as of December 31, 2005 and therefore, the described material weakness was remediated.

Compliance with internal control reporting requirements and securities laws and regulations is likely to increase our compliance costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board, have required changes in the corporate governance and securities disclosure or compliance practices of public companies over the last few years. We expect these new rules and regulations to continue to increase our legal and financial compliance costs, as well as our ongoing audit costs, and to make legal, accounting and administrative activities more time-consuming and costly. For example, in 2006, Mueller will need to comply with the internal control reporting requirements of the Sarbanes-Oxley Act, which will have a significant impact on our compliance cost in 2006.

We also expect these rules and regulations to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

We may not be able to achieve the anticipated synergies in connection with our integration and rationalization plans.

We are pursuing several initiatives designed to rationalize our manufacturing facilities and to use our manufacturing expertise to reduce our costs. In fiscal 2006, we expect to achieve integration synergies between our Mueller and U.S. Pipe segments by closing the U.S. Pipe Chattanooga, Tennessee production facility and integrating it into the Mueller Chattanooga and Albertville, Alabama production facilities. We have initiated the implementation of plant and distribution combination and production efficiency strategies within our Mueller and Anvil segments, which efforts will continue through fiscal years 2006, 2007 and the beginning of 2008. Our Mueller segment sales force has begun to integrate U.S. Pipe products as complementary product offerings as part of their sales efforts. We also have begun to use our combined purchasing leverage to reduce raw material and overall product costs. If we fail to implement our integration and rationalization plans, at the economic levels or within the time periods expected, we may not be able to achieve the projected levels of synergies and cost savings. In addition, we expect to incur substantial severance, environmental and impairment costs in connection with our integration and rationalization plans.

We are a holding company and may not have access to the cash flow and other assets of our subsidiaries.

We are a holding company that has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. The terms of the indentures governing our senior discount notes and senior subordinated notes and our 2005 Credit Agreement and the 2005 Mueller Credit Agreement (each, as defined under “Description of Indebtedness”) significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the relevant debt instruments to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. A breach of any of those covenants would be a default under the applicable debt instrument that would permit the holders thereof to declare all amounts due thereunder immediately payable. As a result, we may not have access to our subsidiaries’ cash flow to finance our cash needs.

If we fail to protect our intellectual property, our business and ability to compete could suffer.

Our business depends upon our technology and know-how, which is largely developed internally. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright, or other form of intellectual property, we rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. There is a risk that the measures that we take to protect our intellectual property rights may not be adequate to deter infringement or misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or to keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our ability to protect our rights and our competitive position. In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting company resources to respond to these claims.

Natural disasters and adverse weather conditions could disrupt our businesses and adversely affect our results of operations.

The climates of many of the states in which we operate, including Mississippi, Alabama, Florida and Texas, where we have some of our larger operations, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in the areas in which we build, finance or insure homes or have mining or manufacturing operations, or in nearby areas, have in the past, and may in the future, delay new home deliveries, increase costs by damaging inventories of homes and construction materials, reduce the availability of raw materials and skilled labor, lead to significant insurance claims, cause increases in delinquencies and defaults in our mortgage portfolio, limit access to our mines and factories, destroy or damage our inventory, increase volatility in the cost of raw materials and weaken the demand for new homes in affected areas, which could adversely affect our earnings. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during the third quarter of 2005, Hurricane Katrina impacted several states where our Mid-State Homes portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $1.3 million provision for estimated losses on instalment notes that was anticipated as a result of Hurricane Katrina. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses we may incur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

Operation of our key manufacturing facilities includes various operating risks.

Some of our key water products, including hydrants, valves and ductile iron pipe, are manufactured at five of our largest manufacturing facilities. The operation of such facilities involves various operating risks, including, but not limited to:

•       catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences;

•       interruptions in raw materials and energy supply;

•       adverse government regulation;

•       breakdowns or equipment failures;

•       violations of our permit requirements or revocation of permits;

•       releases of pollutants and hazardous substances to air, soil, surface water or groundwater;

•       shortages of equipment or spare parts; and

•       labor disputes.

A decrease in, or the elimination of, the revenues generated by our key facilities or a substantial increase in the costs of operating such facilities could materially impact our cash flows and results of operations.

Our brass valve products contain lead, which may be replaced in the future, and certain of our brass valve products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products.

Our brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require incremental capital spending of up to $8.0 million in the next two years and will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. Congress may adopt legislation that would require us to eliminate lead in our brass products which could require us to incur substantial additional production expenses. In addition, advocacy groups may file suit against us under Proposition 65, which could result in additional costs in connection with marketing and selling our brass products in California.

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. Approximately 35% of our brass valve products have not been certified. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials, which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Item 2.                        Description of Property

The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

	Principal	Land	Square Footage
Facility/Location	Products/Operations	Acreage	Leased	Owned
Homebuilding
Tampa, FL	Administrative headquarters		24,200
Laurinburg, NC	Modular homes	26		245,000
Financing
Tampa, FL	Administrative headquarters		22,300
Richland Hills, TX	Administrative headquarters for Walter Mortgage Company		8,600
Mueller
Albertville, AL	Foundry, fabrication, machine shop		358,000
Aurora, IL	Fabrication, machine shop	6		146,880
Bethlehem, PA	Fabrication, machine shop		104,000
Brownsville, TX	Machine shop		48,540
Chattanooga, TN	Foundry, fabrication, machine shop	51	26,500	578,164
Cleveland, NC	Machine shop	96		190,000
Cleveland, TN	Fabrication, machine shop	10		70,000
Decatur, IL	Foundry, fabrication, machine shop, headquarters	21		467,044
Dixon, IL	Fabrication, machine shop	8		146,880
El Monte, CA	Foundry, fabrication, machine shop	5		64,000
Hammond, IN	Fabrication, machine shop	2		51,160
Jingmen, China	Machine shop			154,377
Milton, Ontario	Machine shop		127,000
Murfreesboro, TN	Assembly			11,400
Murfreesboro, TN	Fabrication, assembly		12,000
Salem, VA	Fabrication		5,250
St. Jerome, Quebec	Foundry, machine shop	8		55,000
Anvil
Aurora, OH	Pipe cutting, machine shop		39,650
Columbia, PA	Foundry galvanizing, painting, assembly, machine shop	53		663,000
Greencastle, PA	Bending, pipe cutting, machine shop	10		132,743
Henderson, TN	Stamping, fabrication, assembly, machine shop	24		236,479
Houston, TX	Machine shop	6		45,988
Longview, TX	Assembly, machine shop	7		95,650
North Kingstown, RI	Painting, fabrication, assembly, machine shop		121,000
Pottstown, PA	Forming, fabrication, assembly, machine shop	4		46,000
Santa Fe Springs, CA	Pipe cutting, machine shop		37,815
Simcoe, Ontario	Fabrication, machine shop	7		145,000
Waynesboro, PA	Pipe cutting, machine shop	7		72,836

Industrial Products
U.S. Pipe
Birmingham, AL	Administrative headquarters	6		122,000
Bessemer, AL	Ductile iron pipe	169		648,000
N. Birmingham, AL	Ductile iron pipe	77		360,000
Union City, CA	Ductile iron pipe	70		122,000
Burlington, NJ	Ductile iron pipe	109		329,000
Chattanooga, TN	Closing facility	91		659,000
Natural Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center and training center			128,000
Brookwood, AL	Real estate	7,000
Brookwood, AL	Coal mines	35,800		548,000
Other
Sloss
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Slag fiber	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Chemical Pilot Plant	2		10,000
Alexandria, IN	Closed facility	33		112,000
Ariton, AL	Specialty chemicals	53		7,000
Corporate
Tampa, FL	Corporate headquarters		33,000

Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 142.3 million tons as of December 31, 2005.

A summary of mineral reserves, as calculated by Natural Resources’ Mine Planning and Engineering department, is as follows:

ESTIMATED RECOVERABLE(1) COAL RESERVES AS OF DECEMBER 31, 2005
(In Thousands of Tons)

						Type(4)
	Reserves(2)			Classification(3)		Steam(S) or Metallur-	JWR’s Interest		Quality(9)			Production(6)
Mining Property	Total (9)	Assigned	Unassigned	Measured	Indicated	gical (M)	Owned	Leased(5)	Ash	Sulf.	BTU/lb	2005	2004	2003
No. 3 Mine(7)	—	—	—	—	—		—	—	—	—	—	—	—	—
No. 4 Mine	65,633	65,633	—	61,958	3,675	S/M	—	65,633	9.80		14,150	3,039	3,053	2,798
No. 5 Mine	1,044	1,044	—	1,044	—	S/M	672	372	9.75		14,050	657	1,484	1,416
No. 7 Mine(7)	75,669	75,669	—	62,565	13,104	S/M	2,920	72,749	9.65		14,150	2,030	2,339	1,861
	142,346	142,346	—	125,567	16,779		3,592	138,754
Bessie(8)	658	—	658	658	—	S/M	658	—				—	—	—
TOTAL	143,004	142,346	658	126,225	16,779		4,250	138,754				5,726	6,876	6,075

(1)             “Recoverable” reserves are defined as tons of mineable coal in the Blue Creek and Mary Lee seams which can be extracted and marketed after a deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses. The Company’s coal reserves have not been reviewed by an independent third party in the last three years.

(2)             “Assigned” reserves represent coal which has been committed by JWR to its operating mines and plant facilities. “Unassigned” reserves represent coal which is not committed to an operating mine and would require additional expenditures to recover. The division of reserves into these two categories is based upon current mining plans, projections and techniques.

(3)             The recoverable reserves (demonstrated resources) are the sum of “Measured” and “Indicated” resources. Measured coal extends 1/4 mile from any point of observation or measurement. Indicated coal is projected to extend from 1/4 mile to 3/4 mile from any point of observation or measurement. Inferred coal extends from 3/4 mile to 3 miles from any point of observation or measurement. Inferred reserves are not included in recoverable reserves.

(4)             All of the coal in the Blue Creek and Mary Lee seams is suitable for metallurgical purposes and as compliance steam coal.

(5)             Leases are renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.

(6)             The production year ends on December 31.

(7)             In February 1999, a decision was made to close Mine No. 3. The Mine No. 3 reserves accessible from Mine No. 7 were re-assigned to Mine No. 7.

(8)             Bessie Mine suspended operations in August 1988.

(9)             Quality factors are on a “received basis”, which includes an estimate for moisture, which averaged 1.4% to 1.8% during 2005.

Item 3.                        Legal Proceedings

See the section entitled “Environmental” in Description of Business and Notes 13 and 20 of “Notes to Consolidated Financial Statements” included herein.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock (the “Common Stock”) has been listed on the New York Stock Exchange under the trading symbol “WLT” since December 18, 1997. The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Common Stock.

	Year ended December 31,
	2005
	High	Low
1st Fiscal quarter	$45.72	$30.42
2nd Fiscal quarter	48.05	33.43
3rd Fiscal quarter	48.92	39.92
4th Fiscal quarter	52.55	40.50

	Year ended December 31, 2004
	High	Low
1st Fiscal quarter	$13.09	$10.05
2nd Fiscal quarter	13.88	11.73
3rd Fiscal quarter	16.02	13.03
4th Fiscal quarter	33.97	15.37

During the year ended December 31, 2005, the Company declared and paid to shareholders of record on February 18, May 12, August 12, and November 11 a dividend of $0.04 per share as of each of these dates. During the year ended December 31, 2004, the Company declared and paid to shareholders of record on February 18, May 13, and August 13, a dividend of $0.03 per share as of each of these dates, and on November 12 a dividend of $0.04 per share. Covenants contained in certain of the debt instruments referred to in Note 14 of “Notes to Consolidated Financial Statements” may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the board of directors and will depend on the Company’s future earnings, financial condition and other factors affecting dividend policy. Any declaration and payment of cash dividends on the Company’s Common Stock in excess of specified amounts will result in an adjustment of the conversion rate for the convertible notes.

As of March 1, 2006, there were 135 shareholders of record of the Common Stock.

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2005:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by Securityholders:
2002 Long-term Incentive Award Plan	351,886	$10.00	2,416,892
1995 Long-term Incentive Stock Plan	772,858	$13.43	—
1996 Employee Stock Purchase Plan	—	—	1,623,763

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

The convertible senior subordinated notes are convertible, subject to certain conditions and under certain circumstances, into the Company’s Common Stock at an initial conversion rate of 56.0303 shares of Common Stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $17.85 per share, subject to adjustment.

Purchase of Equity Securities by the Company and Affiliated Purchasers

The following table presents information with respect to purchases of Common Stock of the Company made during the year ended December 31, 2005 by Walter Industries, Inc. or any “affiliated purchaser” of Walter Industries, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2005–December 31, 2005	—	—	—	—
Total	—	—	—	$7,500,000

On July 21, 2003, the Company’s Board of Directors authorized an increase in the Common Stock Open Market share buyback program to $25.0 million. During 2004 and 2003, the Company acquired 6,959,000 and 2,529,000 shares, respectively, pursuant to the open market share repurchase program. At December 31, 2005, $7.5 million remains available under this authorization.

Item 6.                        Selected Financial Data

The following data, insofar as it relates to each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and statements of cash flows and the notes thereto as they relate to the Company’s continuing operations as of December 31, 2005. The information presented below is for continuing operations and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto including Note 2 related to the restatement of net sales and revenues and cost of sales, Note 3 related to significant accounting policies, Note 5 related to discontinued operations and the other information contained elsewhere in this report.

	Years ended December 31,
	2005(1)	2004		2003	2002	2001
		As Restated		As Restated	As Restated	As Restated
	(in thousands, except per share data)
Net sales and revenues	$2,054,140	$1,549,279		$1,404,932	$1,414,223	$1,408,141
Income from continuing operations	$7,744	$49,917		$3,319	$52,278	$22,850
Basic income per share from continuing operations	$0.20	$1.29		$0.08	$1.18	$0.51
Number of shares used in calculation of basic income per share from continuing operations	38,485	38,582		43,026	44,318	44,998
Diluted income per share from continuing operations	$0.20	$1.14		$0.08	$1.17	$0.50
Number of shares used in calculation of diluted income per share from continuing operations	39,404	46,255		43,364	44,726	45,293
Gross capital expenditures	$146,833	$50,463		$56,268	$66,222	$70,232
Net property, plant and equipment	$603,350	$331,959		$352,529	$360,428	$352,280
Total assets(2)	$5,373,012	$2,916,486		$2,941,529	$2,802,202	$2,787,868
Debt:
Mortgage-backed/ asset-backed notes	$1,727,329	$1,763,827		$1,829,898	$1,776,020	$1,833,442
Senior bank debt	$1,498,594	$—		$113,754	$308,900	$308,500
10% Senior subordinated notes	$333,162	$—		$—	$—	$—
14 3/4% Senior discount notes	$165,697	$—		$—	$—	$—
Convertible senior subordinated notes	$175,000	$175,000		$—	$—	$—
Quarterly cash dividend per common share	$0.04	$0.03	(3)	$0.03	$0.03	$0.03	(4)

(1)          Includes the operations of Mueller Water from the date of acquisition on October 3, 2005. See Note 4 of “Notes to Consolidated Financial Statements.”

(2)          Excludes assets of discontinued operations.

(3)          Raised to $0.04 per common share in the fourth quarter of 2004.

(4)          First quarter of 2001 was $0.04 per common share due to a four-month transition period associated with a change in the Company’s fiscal year end.

Item 7.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition and

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and notes thereto, particularly Note 22 of “Notes to Consolidated Financial Statements” which presents net sales and revenues and operating income by reportable segment. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements or disclosed in the related notes thereto. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management’s estimates.

Management believes the following discussion addresses the Company’s most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management’s historical experience and on various other assumptions that the Company believes reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue recognition

Revenue transactions involving the sale of homes, real estate, products and commodities are recorded when title to the goods is transferred. Interest income on instalment notes is recognized using the interest method. Instalment notes receivable are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate which represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to Homebuilding’s customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record the instalment notes receivable could affect the amount and timing of income recognition in each of these segments.

Allowances for Losses

Allowances for losses on trade and other accounts receivable are based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts and other receivables. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay or could impact the value of underlying collateral such that actual losses are greater than the amounts provided for in these allowances.

Management’s periodic evaluation of the adequacy of the allowance for losses on instalment notes is based on the Company’s past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on instalment notes and mortgage loans is increased by provisions for losses charged to income and is reduced by charge-offs net of recoveries.

Inventory valuation

Inventories are periodically evaluated for indications of excess and obsolete exposure based upon anticipated usage, inventory turnover, inventory levels and ultimate product sales value. If necessary, an adjustment for losses related to inventory values is recognized. This evaluation of inventory values is based on management’s estimation of market conditions relating to both pricing and anticipated sales volumes for the Company’s products.

Employee Benefits

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions used in developing the required estimates including the following key factors:

•       Discount rate

•       Salary growth

•       Retirement rates

•       Mortality rates

•       Healthcare cost trends

•       Expected return on plan assets

	Pension Benefits		Other Benefits
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.40%	6.00%	5.40%	6.00%
Rate of compensation increase	3.50%	3.50%	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.00%	6.35%	6.00%	6.35%
Expected return on plan assets	8.90%	8.90%	—	—
Rate of compensation increase	3.50%	3.50%	—	—
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for the next year	—	—	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2010	2010

The discount rate used to determine pension and other post-retirement expense was decreased to 5.40% for 2005 from 6.00% used in 2004. The rate of return on plan assets used to determine pension expense is 8.90% for both 2005 and 2004. The discount rate is based on a proprietary bond defeasance model designed by the Plans’ investment consultant to create a portfolio of high quality corporate bonds which, if invested on the measurement date, would provide the necessary future cash flows to pay accumulated benefits when due. The premise of the model is that annual benefit obligations are funded from the cash flows generated from periodic bond coupon payments, principal maturities, and the interest on excess cash flows, i.e. carry forward balances. The carry forward balance in year 2033 equals the present value of benefit obligations in years 2034 and later. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects (in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Healthcare cost trend:
Effect on total of service and interest cost components	$2,243	$(1,830)
Effect on postretirement benefit obligation	31,542	(26,461)
Discount rate:
Effect on postretirement service and interest cost components	372	(684)
Effect on postretirement benefit obligation	(34,488)	38,978
Effect on current year postretirement expense	(1,965)	1,951
Effect on pension service and interest cost components	(373)	296
Effect on pension benefit obligation	(53,997)	64,430
Effect on current year pension expense	(3,620)	4,223
Expected return on plan assets:
Effect on current year pension expense	(3,007)	3,007
Rate of compensation increase:
Effect on pension service and interest cost components	1,019	(873)
Effect on pension benefit obligation	9,500	(8,288)
Effect on current year pension expense	1,731	(1,469)

The Company also has significant liabilities for uninsured or partially insured employee-related liabilities, including workers’ compensation liabilities, miners’ Black Lung benefit liabilities and liabilities for various life and health benefits. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates determined on an actuarial basis from historical experience using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates. Pursuant to the terms of the Tyco Purchase Agreement, Mueller Water is indemnified by Tyco for all liabilities that occurred prior to August 16, 1999.

Workers’ compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. At December 31, 2005, a one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $0.9 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.1 million.

The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. At December 31, 2005, a one-percentage-point increase in the discount rate on the discounted workers’ compensation liability would decrease the liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.4 million.

Litigation, Investigations and Claims

The Company is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. The Company believes it has adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

As discussed in Note 11 of “Notes to Consolidated Financial Statements,” the Company is in dispute with the Internal Revenue Service (the “IRS”) on a number of Federal income tax issues. The Company believes that its tax filing positions have substantial merit and it intends to vigorously defend these positions. The Company has established accruals that it feels are sufficient to address claims, including related interest and penalties, where its defense may be unsuccessful or where a settlement of issues may be warranted. The amount of the accrual is based on an assessment by management of both the probability and extent of loss for each of the disputed issues involved. Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management’s estimate of this liability could change.

Accruals for property-liability claims and claims expense are the estimated amounts necessary to settle both reported and unreported claims of insured property-liability losses, based upon the facts in each case and the Company’s experience with similar cases. The establishment of appropriate accruals, including accruals for catastrophes such hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated using the most current information available. Reserves for catastrophic uninsured losses at plant or mine facilities would be made on an ad hoc basis based on relevant facts and circumstances.

Environmental laws and regulations continue to evolve and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results.

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Intangibles

Long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. Goodwill and indefinite-lived intangibles are also reviewed for possible impairment at least annually. The Company uses estimates of future cash flows of the related asset, asset grouping or reporting unit in measuring whether the assets are recoverable. Changes in actual or estimated future cash flows could have an impact on the recoverability of such assets, resulting in future impairment charges.

Restructuring Charges

The Company occasionally records restructuring costs associated with manufacturing plant and mine closings and other exit activities. These costs are estimated by management based on factors such as projected timing and duration of transitions, the amount and timing of termination benefits and the amount and timing of related contract exit costs. During the restructuring process, management reviews the estimates of restructuring costs and adjusts them if necessary given current economic conditions.

RESULTS OF OPERATIONS
2005 Summary Operating Results

	For the Year Ended December 31, 2005
	Homebuilding	Financing	Mueller(2)	Anvil(2)	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$225,675	$15,539	$176,747	$132,581	$627,782	$543,202	$129,443	$(27,315)	$1,823,654
Interest income on instalment notes	—	206,582	—	—	—	—	—	—	206,582
Miscellaneous	1,121	7,035	—	—	1,140	5,375	11,946	(2,713)	23,904
Net sales and revenues	226,796	229,156	176,747	132,581	628,922	548,577	141,389	(30,028)	2,054,140
Cost of sales	190,859	6,566	154,309	109,715	540,701	332,883	107,109	(26,364)	1,415,778
Interest expense(1)	—	122,005	—	—	—	—	—	—	122,005
Depreciation	4,966	1,403	6,235	4,574	25,677	20,855	4,751	—	68,461
Selling, general & administrative	72,110	28,438	17,761	21,751	37,779	14,053	40,144	—	232,036
Provision for losses on instalment notes	—	10,724	—	—	—	—	—	—	10,724
Postretirement benefits	(468)	(240)	—	—	(1,452)	16,448	(1,340)	—	12,948
Amortization of intangibles	—	3,641	5,902	724	—	—	—	—	10,267
Provision for estimated hurricane insurance losses	—	10,600	—	—	—	—	—	—	10,600
Restructuring & impairment charges	63,210	—	—	—	24,138	235	—	—	87,583
Operating income (loss)	$(103,881)	$46,019	$(7,460)	$(4,183)	$2,079	$164,103	$(9,275)	$(3,664)	$83,738
Other debt interest expense									(55,852)
Income from continuing operations before income taxes									$27,886

(1)              Excludes other debt interest expense.

(2)              The results of Mueller and Anvil are included from the date of acquisition on October 3, 2005.

Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Overview

The Company’s net income for the year ended December 31, 2005 was $7.0 million, or $0.18 per diluted share, which compares to $49.9 million, or $1.14 per diluted share in the prior year period.

Principal factors impacting net income in the current year results compared to the prior year period include:

•       As discussed further in Note 4 of “Notes to the Consolidated Financial Statements,” the Company acquired Mueller Water Products, Inc. (“Mueller Water”) on October 3, 2005 for $943.4 million and the assumption of $1.1 billion of debt. On a combined basis, the Mueller Water segments, “Mueller” and “Anvil,” reported an operating loss of $11.6 million, representing the results of Mueller Water’s operations since the October 3, 2005 date of acquisition. These results include the recognition of $58.4 million in cost of sales of basis adjustments to inventory due to the allocation of the $943.4 million purchase price and intangible amortization expenses of $6.6 million.

•       A goodwill impairment charge of $63.2 million, pre-tax, was recognized at Homebuilding during 2005, reducing that segment’s goodwill to zero.

•       Industrial Products results include $40.0 million in charges related to the announced closure of U.S. Pipe’s Chattanooga, Tennessee plant and the transfer of the valve and hydrant production operations of that plant to Mueller Water’s Chattanooga, Tennessee and Albertville, Alabama plants.

•       Other interest expense increased by $37.2 million primarily due to Mueller Water debt assumed and additional indebtedness incurred to finance the Mueller Water acquisition.

•       Natural Resources incurred $21.9 million of idle mine costs in 2005 due to a water ingress problem at Mine No. 5 and adverse geological conditions in Mine No. 7.

•       Financing results include a $10.6 million provision for estimated hurricane insurance losses in 2005, compared to $4.0 million in 2004.

•       Average selling prices at Natural Resources for coal and natural gas increased 55% and 31%, respectively, in 2005 compared to 2004.

•       Price increases of 17% in Industrial Products (U.S. Pipe) more than offset cost increases in scrap metal, transportation and other manufacturing costs.

•       Results for 2005 reflect improvements at Sloss from price increases for furnace and foundry coke of 45% and 49%, respectively.

•       In 2005, the Company’s effective tax rate was 72.2%. The $63.2 million goodwill impairment charge was largely not deductible for tax purposes, with a small related tax benefit of $0.5 million recognized. This compares with 2004 when the Company recognized a favorable benefit from the reversal of certain valuation allowances related to state deferred income tax assets previously provided in the amount of $12.5 million, partially offset by the recognition of valuation allowances of $4.6 million reserved for certain other state deferred income tax assets.

Other Strategic Initiatives

•       In 2005, the Company announced its plan to undertake an initial public offering (“IPO”) and spin-off of its Water Products business. The IPO is expected to take place during the first half of 2006, with a subsequent spin-off to the Company’s shareholders of the Company’s remaining stake in its Water Products business which is expected to be a tax-free distribution of shares not earlier than six months after the IPO. On February 3, 2006, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-131536) for this proposed initial public offering of the Water Products business. The registration has not yet been declared effective.

•       In connection with the creation of the Water Products business during 2005, the Company developed an integration plan designed to achieve synergy benefits. The Company expects operating income synergies from integrating Mueller, Anvil and U.S. Pipe of $40.0 million to $50.0 million annually, which are expected to be realized on a run-rate basis within the next two years. In addition to the exit costs for the closure of the U.S. Pipe Chattanooga plant discussed below, the Company expects to expend a total of approximately $58.0 million of cash in 2006 and 2007 primarily for severance benefits and capital expenditures to achieve this synergy benefit.

•       In February 2006, the Company announced that it is evaluating the spin-off of its Homebuilding and Financing segments to the Company’s shareholders.

Consolidated Results of Operations

Net sales and revenues for the year ended December 31, 2005 were $2.1 billion, including revenue from the Mueller and Anvil segments of $309.3 million. Excluding Mueller and Anvil, revenue grew by $195.5 million, or 13%. Increased revenue at Natural Resources, Industrial Products and Sloss (in the Other segment) were partially offset by decreased revenue at Homebuilding and Financing. Natural Resources revenue increased primarily due to price increases for coal and natural gas, partially offset by decreased coal and natural gas sales volumes. Industrial Products revenue increased primarily due to price increases implemented during the year designed to keep pace with the rising costs of scrap metal and other materials. Homebuilding revenue decreased due to lower unit completions, partially offset by higher average selling prices. Financing revenue declined primarily due to a declining portfolio as a result of fewer note originations from the Homebuilding segment and lower prepayment-related interest income.

Cost of sales, exclusive of depreciation, of $1.4 billion was 78% of net sales in 2005 versus $1.0 billion, or 80% of net sales in 2004. The current year’s cost of sales included $264.0 million at Mueller and Anvil. The gross margin percentage improved as compared to 2004 because of increases in sales prices in Natural Resources, Industrial Products and at Sloss, partially offset by $15.9 million of charges recognized as cost of sales related to the Chattanooga plant closure in the Industrial Products segment and higher lumber costs and job cost overruns in the Homebuilding segment. However, gross margins decreased due to $58.4 million of purchase accounting-related inventory step-up costs at Mueller and Anvil. In addition, Natural Resources incurred $21.9 million of idle mine costs in 2005 due to a water ingress problem at Mine No. 5 and adverse geological conditions in Mine No. 7, both of which were resolved in the fourth quarter. Although pension expense was not a significant driver of results in 2005 as compared to 2004, in 2006, the Company expects its pension expense to be $26.4 million as compared to $15.4 million in 2005. The increase in anticipated pension expense is due to (i) the effect of a full year of Mueller Water results in 2006, (ii) a termination benefit charge related to the U.S. Pipe Chattanooga plant closure and (iii) the effect of a decrease in the discount rate used to measure the liability, from 6.00% to 5.40%.

Depreciation for the year ended December 31, 2005 was $68.5 million, an increase of $8.2 million compared to 2004 primarily due to the acquisition of Mueller Water.

Selling, general and administrative expenses of $232.0 million, including $39.5 million from the Mueller and Anvil segments, were 11% of net sales and revenues in 2005 compared to $207.5 million, or 13% in 2004. Decreased selling, general and administrative expense, excluding the effect of Mueller and Anvil, were due to: (i) a decrease of $5.3 million at Homebuilding related primarily to lower advertising, construction overhead and legal fees; (ii) a decrease at Financing of $2.3 million, primarily due to lower property taxes and legal fees; (iii) a decrease of $4.5 million in the Industrial Products segment, primarily due to a favorable insurance settlement of $5.1 million recognized in 2005; and (iv) a decrease at Natural Resources of $3.2 million, primarily due to lower legal expenses incurred in 2005, since 2004 included legal expenses related to an accident at Mine No. 5.

Provision for losses on instalment notes decreased to $10.7 million in 2005, compared to $12.4 million in 2004 due to lower volume and improved recovery rates on sales of repossessed homes, partially offset by $1.3 million provided in 2005 due to estimated losses resulting from the effects of Hurricanes Katrina and Rita.

Postretirement benefits expense increased to $12.9 million in 2005, compared to $8.1 million in 2004, primarily due to a lower discount rate used to measure the liability and related actuarially-determined expenses  recognized in 2005. In 2006, the Company expects its postretirement benefits expense to be $14.3 million. The increase from 2005 is due to the effect of a decrease in the discount rate used to measure the liability, partially offset by a curtailment gain to be recognized in 2006 related to the U.S. Pipe Chattanooga plant closure.

Interest expense for mortgage-backed and asset-backed notes decreased to $122.0 million in 2005, compared to $127.3 million in 2004 primarily due to a decline in the instalment note portfolio balance as a result of fewer note originations from the Homebuilding segment.

Interest expense on other debt increased $37.2 million to $55.9 million in 2005 due to Mueller Water debt assumed and additional indebtedness incurred to finance the Mueller Water acquisition.

Amortization of intangibles increased to $10.3 million in 2005 from $5.0 million in 2004, due to $6.6 million of acquisition-related amortization of technology and customer relationship intangibles at Mueller and Anvil in 2005.

The provision for estimated hurricane insurance losses was $10.6 million in 2005, compared to $4.0 million in 2004. The increase in estimated losses was due to both the severity of Hurricane Katrina and the resulting impact on Mississippi, which is a large market for insurance policies underwritten by the Financing segment.

Restructuring and impairment charges were $87.6 million in 2005 and included a $63.2 million goodwill impairment charge at Homebuilding, a $24.1 million charge at Industrial Products due to the U.S. Pipe Chattanooga plant closure and $0.2 million at Natural Resources due to a small impairment for a Mine No. 7 longwall shield, partially offset by slightly reduced Mine No. 5 shutdown costs.

The Company’s effective tax rate of 72.2% in 2005 differed from the Federal statutory rate primarily due to non-deductible goodwill charges, partially offset by the favorable effect of depletion deductions related to the Company’s mining operations. The Company’s effective tax rate of 12.7% in 2004 differed from the Federal statutory rate primarily due to a net reversal of a valuation allowance provided for in previous years and due to the favorable effect of depletion deductions. See also Note 13 to “Notes to Consolidated Financial Statements.”

The current and prior year results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Homebuilding

Net sales and revenues were $226.8 million during 2005, a decrease of $7.0 million, as a result of 7% fewer unit completions, partially offset by a 4% increase in average net selling prices. The higher average net selling prices reflect the increasing popularity of larger homes with more amenities as well as price increases to offset higher material costs. Partially offsetting these increases, the average selling prices of the Homebuilding segment’s modular product declined by an average of $3,900 per unit, reflecting the introduction of a new, lower-priced product line in the first half of 2005. This product line was discontinued in the fourth quarter of 2005 when it was determined that it would not achieve profitability objectives. The decline in unit completions from the prior year reflects weaker market conditions in the Company’s affordable-housing market segment compared to the broader homebuilding industry. The decline in unit completions was comprised of a 13.5% decline in stick-built units, partially offset by an increase of 140 modular unit completions.

	For the year ended December 31,
	2005	2004
Homes Completed:
Stick-Built	2,361	2,730
Modular	661	521
Average Net Selling Price:
Stick-Built	$78,800	$73,000
Modular	$60,100	$64,000

The segment reported an operating loss of $103.9 million for the year ended December 31, 2005, compared to an operating loss of $33.3 million in the prior year.  This decline was primarily due to a non-cash charge of $63.2 million in the fourth quarter of 2005 to write-off goodwill, as a result of the Company’s annual impairment testing. This write-off eliminated all of the Homebuilding segment’s goodwill from the Company’s consolidated balance sheet. This adjustment was necessary to properly reflect the fair value of Homebuilding, which has been generating losses during the last few years. Excluding the goodwill write-off, Homebuilding segment operating results declined by $7.4 million in 2005. This decline reflects lower unit completions and lower margins, partially offset by higher average selling prices and lower selling, general and administrative expenses compared with the prior year. The decline in margins reflects costs in 2005 related to repairs and rework on aged units under construction. The decline in selling, general and administrative expenses in 2005 reflects lower overhead costs resulting from the closure of unprofitable model home parks between the third quarter of 2004 and second quarter of 2005 and lower advertising expenses.

In an effort to return the segment to profitability, Homebuilding management has re-established accountability for the profitable performance of each branch operation with local managers and has supported that focus with internal training initiatives meant to improve managers’ understanding of their operations’ contribution to the success of the overall Homebuilding segment. To enhance this initiative, compensation programs have been re-designed to align compensation with the achievement of branch level profitability objectives. In addition, programs involving the streamlining of product offerings and simplification of front-end sales and financing processes have been instituted with the expectation of improving cycle times and staff productivity, while at the same time improving product quality and customer satisfaction.

Financing

Net sales and revenues were $229.2 million in 2005, a decrease of $13.6 million from 2004. This decrease is attributable to a declining portfolio as a result of fewer note originations from the Homebuilding segment and lower prepayment-related interest income. Operating income was $46.0 million in 2005, compared to $54.8 million in 2004. The segment results declined primarily as a result of lower instalment note revenues on a declining portfolio, a $6.6 million incremental provision for estimated hurricane-related losses and a $1.3 million impact from incremental loan losses expected to result from customers in hurricane impacted areas.

Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.2% at December 31, 2005, up from 4.9% at December 31, 2004 primarily due to customer payment disruptions caused by the 2005 hurricanes.

Financing expects instalment notes, related debt balances and corresponding interest income and expense to decrease due to delivered on-your-lot unit declines at Homebuilding, which is expected to be partially offset by continued purchases of seasoned mortgages.

Mueller

Mueller’s results are included from the date of acquisition, October 3, 2005. Mueller’s net sales and revenues for the period ended December 31, 2005 of $176.7 million reflect strong valve and hydrant volumes and increased selling prices of Mueller’s butterfly valves, hydrants and brass products compared to its prior year.

Mueller’s operating loss for the period ended December 31, 2005 was $7.5 million. Mueller’s results include $46.2 million of basis adjustments to inventory due to the allocation of the purchase price recognized as those products were sold and $5.9 million of acquisition-related amortization expense. Excluding these purchase accounting-related charges, Mueller’s operating income of $44.6 million was driven by strong volumes and improved valve and hydrant margins.

Anvil

Anvil’s results are included from the date of acquisition, October 3, 2005. Anvil’s net sales and revenues for the period ended December 31, 2005 of $132.6 million reflect continued strength in the oilfield and mechanical markets for grooved and hanger products and growth in the sales of foreign-sourced products.

Anvil’s operating loss for the period ended December 31, 2005 was $4.2 million. Anvil’s results include $12.2 million of basis adjustments to inventory due to the allocation of the purchase price recognized as those products were sold and $0.7 million of acquisition-related amortization expense. Excluding these purchase accounting-related charges, Anvil’s operating income was $8.7 million.

Industrial Products

Net sales and revenues were $628.9 million for the year ended December 31, 2005, an increase of $41.1 million from $587.8 million for the year ended December 31, 2004. The increase was primarily due to a 17% increase in ductile iron pipe selling prices, partially offset by a 6% decrease in ductile iron pipe shipments, mainly due to industry-wide delays in construction projects. Prices were higher than the prior year as the industry has been increasing sales prices to mitigate the negative effect of surging scrap costs over the same period. At this time, it appears that over the last two years, scrap costs have reached a new, less volatile equilibrium which may or may not continue.

Operating income was $2.1 million in 2005, compared to $7.6 million in 2004. Current year results include $40.0 million in charges related to the announced closure of U.S. Pipe’s Chattanooga, Tennessee plant and transfer of the valve and hydrant production operations of that plant to Mueller Water’s Chattanooga, Tennessee and Albertville, Alabama plants. Included in the $40.0 million of charges are $19.0 million of non-cash asset impairment write-offs, $10.7 million of non-cash inventory obsolescence due to the decision to discontinue certain U.S. Pipe valve and hydrant products and components, $5.2 million of unabsorbed overhead costs due to the winding down of the facility and $5.1 million of severance and other plant closure costs. Additional costs of $5.2 million, primarily pension expense net of a postretirement curtailment benefit, are expected to be expensed during 2006 as a result of closing this facility.

As a result of this plant closure, annual benefits will begin in 2006 and ramp up to an ongoing benefit of $17.6 million that are expected to be fully realized in 2007. These benefits include increased margins on the transfer of valve and hydrant production to Mueller Water, decreased personnel and much lower expenses.

Excluding these charges, operating income improved by $34.5 million in 2005 as compared to 2004. This profit improvement in 2005 was primarily attributable to higher ductile iron pipe pricing, improved plant performance, favorable product mix, a $4.0 million environmental settlement in 2004 and higher recoveries from environmental settlements, partially offset by higher manufacturing and material costs and lower volumes.

Natural Resources

Net sales and revenues were $548.6 million for the year ended December 31, 2005, an increase of $153.1 million from $395.5 million in 2004. The increase was primarily due to higher metallurgical coal and natural gas prices, partially offset by decreased coal and natural gas volumes.

	For the year ended December 31,
	2005	2004
Average Coal Selling Price (per ton)	$82.33	$53.00
Tons of Coal Sold (in millions)	5.9	6.5
Average Natural Gas Selling Price (per MCF)	$7.95	$6.08
Billion Cubic Feet of Natural Gas Sold	6.9	7.9
Number of Natural Gas Wells	405	399

The average natural gas selling prices as indicated in the table above for 2005 and 2004 include the effects of approximately $3.0 million of losses and $1.5 million of gains, respectively, on hedges of anticipated natural gas production and sales.

Strong performance at Natural Resources continued in 2005 as previously expected. Increased worldwide demand, particularly from China, for metallurgical coal as well as reduced supply, has contributed to price increases in the world’s metallurgical coal markets. In 2005, Natural Resources produced 5.7 million tons of coal, which is 1.2 million tons lower than 2004 primarily due to a water ingress problem at Mine No. 5 that occurred during the second half of 2005 and adverse geological conditions in Mine No. 7. The water ingress problem at Mine No. 5 was rectified in the fourth quarter of 2005 and operations resumed to full capacity in December 2005, while new and much stronger longwall equipment was deployed at Mine No. 7 in the fourth quarter of 2005, which was specifically designed to alleviate continued unfavorable geological conditions at Mine No. 7.

For 2005, Natural Resources’ operating income was $164.1 million, compared to $69.7 million in 2004. The increase was due to higher metallurgical coal and natural gas sales prices and reduced legal expenses incurred versus the prior year, partially offset by lower metallurgical coal volumes and lower gas volumes and $21.9 million of idle mine costs in 2005 due to a water ingress problem at Mine No. 5 and adverse geological conditions in Mine No. 7, both of which were resolved in the fourth quarter 2005.

In December 2004, the Company announced that it had approved a capital investment program to increase coal production capacity at Mine No. 7. It is anticipated that the development of the program will occur over a four-year period and increase annual production capacity by approximately 1.7 million tons in 2007 and 2008 and 2.7 million tons per year thereafter. Capital expenditures through December 31, 2005 related to this expansion project amounted to $20.8 million and are expected to be approximately $52 million 2006.

In 2004, the Company decided to extend its coal production schedule for Mine No. 5 into the fourth quarter of 2006 due to favorable metallurgical coal pricing. As a result of the temporary idling of Mine No. 5 and the increased manpower requirements related to an expansion program at Mine No. 7, the Company anticipates terminating fewer Mine No. 5 employees than previously estimated. As a result, total expected costs decreased to approximately $11.8 million, of which $6.7 million would qualify as restructuring costs. The remainder of the costs, primarily representing estimated workers’ compensation and other incremental costs related to the closure of the mine will be charged to expense when incurred. During 2005, the Company re-measured the liability, which resulted in a $0.6 million net reversal of amounts previously charged to restructuring expense within the Natural Resources segment. Estimated expected costs associated with the shutdown and the amounts recorded to restructuring expenses are as follows (in thousands):

	Total Expected Costs	Restructuring and impairment expenses recognized from inception to December 31, 2005
Termination benefits	$1,311	$693
Other employee related costs	8,475	5,790
Other costs	2,001	67
Total	$11,787	$6,550

In 2006, Jim Walter Resources expects to mine approximately 6.7 million tons of coal, including 0.8 million tons at Mine No. 5 and 0.4 million tons from the Mine No. 7 expansion project. In addition, Kodiak, an underground coal mine in Shelby County, Alabama 51%-owned by United Land, is expected to mine a total of 0.7 million tons of steam coal in 2005 of which 51% will belong to the Company. The Company is also evaluating surface mining opportunities on Company-owned land.

Other

Net sales and revenues were $141.4 million for 2005 compared to $112.0 million in 2004. Sloss revenue was $26.1 million above 2004 and land sales were $3.4 million better than 2004. Sloss revenue increased in 2005 due to higher prices for furnace and foundry coke, which increased 45% and 49%, respectively, over the prior year, partially offset by a 16% decline in shipments of foundry coke. Sloss operating income was $4.6 million higher than the previous year due to the favorable effect of increased sales prices, partially offset by increased coal and other costs.

Net general corporate expenses, principally included in selling, general and administrative expenses were $26.6 million in 2005 compared to $28.6 million in 2004. Corporate expenses declined due to lower medical costs ($3.9 million) and reduced internal and external audit services related to compliance with Sarbanes-Oxley 404 Act requirements ($2.9 million) partially offset by higher employee-related costs ($4.0 million).

2004 Summary Operating Results (As Restated)

	For the Year Ended December 31, 2004
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total(2)
			(As Restated)	(As Restated)	(As Restated)		(As Restated)
	($ in thousands)
Net sales	$233,076	$16,977	$586,240	$391,711	$103,669	$(19,842)	$1,311,831
Interest income on instalment notes	—	220,041	—	—	—	—	220,041
Miscellaneous	679	5,759	1,515	3,821	8,347	(2,714)	17,407
Net sales and revenues	233,755	242,777	587,755	395,532	112,016	(22,556)	1,549,279
Cost of sales	185,336	7,302	512,604	274,780	88,148	(19,766)	1,048,404
Interest expense(1)	—	127,273	—	—	—	—	127,273
Depreciation	4,792	1,471	26,672	22,464	4,821	—	60,220
Selling, general & administrative	77,439	30,739	42,232	17,220	39,901	(80)	207,451
Provision for losses on instalment notes	—	12,402	—	—	—	—	12,402
Postretirement benefits	(465)	(207)	(1,483)	10,896	(601)	—	8,140
Amortization of intangibles	—	4,976	—	—	—	—	4,976
Provision for estimated hurricane losses	—	3,983	—	—	—	—	3,983
Restructuring & impairment charges	—	—	121	470	—	—	591
Operating income (loss)	$(33,347)	$54,838	$7,609	$69,702	$(20,253)	$(2,710)	$75,839
Corporate debt interest expense							(18,687)
Income from continuing operations before income taxes							$57,152

(1)           Excludes corporate debt interest expense.

(2)           Excludes Mueller and Anvil as they were acquired on October 3, 2005.

Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003

Continuing Operations

Net sales and revenues for the year ended December 31, 2004 were $1.549 billion, a 10% increase from $1.405 billion in 2003. Revenue increases from the Natural Resources and Industrial Products segments were partially offset by a decrease from the Homebuilding segment. Natural Resources revenues increased due to price increases for coal and natural gas and an increase in coal tons sold, partially offset by a decrease in natural gas volumes. Industrial Products revenues increased due to price increases implemented during the year to keep pace with the rising costs of scrap metal and other materials. Homebuilding revenues decreased due to the lower unit completions partially offset by higher average selling prices.

Cost of sales, exclusive of depreciation, of $1.048 billion was 80% of net sales in 2004 versus $1.001 billion, or 86% of net sales in 2003. Cost of sales increased $47.0 million primarily due to higher volumes and increased scrap metal and other costs in the Industrial Products segment. The gross margin percentage improved as compared to 2003 because of increases in sales prices in Natural Resources and Industrial Products, partially offset by higher scrap metal and other costs in the Industrial Products segment and higher lumber costs and job cost overruns in the Homebuilding segment.

Depreciation for the year ended December 31, 2004 was $60.2 million, an increase of $6.8 million compared with 2003, primarily as a result of the purchase of mining equipment at Natural Resources.

Selling, general and administrative expenses of $207.5 million were 13.4% of net sales and revenues in 2004, compared to $178.3 million and 12.7% in 2003. An increase of $11.5 million in the Homebuilding segment related primarily to costs incurred to remodel and close branches and for higher insurance, employee-related, consulting and legal costs. The increase of $2.4 million in the Financing segment was due to higher employee-related and legal costs. These increases were slightly offset by a decrease at Industrial Products due to a legal settlement expensed in 2003 which was partially offset by current year environmental charges. The increase of $6.2 million in the Natural Resources segment was primarily due to increased legal expenses associated with a Mine No. 5 accident and increased employee-related costs. Corporate expenses increased $12.1 million mainly due to increased employee-related costs, plus higher internal and external audit and consulting fees related to Sarbanes-Oxley compliance.

Provision for losses on instalment notes decreased to $12.4 million in 2004, compared to $15.7 million in 2003 due to improved recovery rates on sales of repossessed homes.

Interest expense for mortgage-backed and asset-backed notes decreased to $127.3 million in 2004, compared to $129.3 million in 2003 due to the decrease in mortgage-backed and asset-backed note borrowings.

Interest expense on corporate debt decreased $3.9 million to $18.7 million in 2004 due to reduced interest rates and lower debt balances in 2004. The 2003 period included a $2.5 million reduction related to a favorable IRS settlement. The convertible senior subordinated notes have a fixed interest rate of 3.75%. The 2003 debt included a revolving credit facility which had an interest rate of 350 basis points over LIBOR and a term loan facility, paid in full during the second quarter of 2004, which had an interest rate of 425 basis points over LIBOR.

The Company recorded approximately $16.8 million in restructuring and impairment charges during 2003 related to the cessation of various operations in the Industrial Products segment, the anticipated closure of Mine No. 5 in the Natural Resources segment, and a write-down of the Company’s former headquarters building to its net realizable value prior to its sale.

The provision for estimated hurricane losses in 2004 of $4.0 million relates to estimated claims incurred by insurance customers of the Company’s Financing segment from four major hurricanes that impacted the southeastern United States during the third quarter.

The Company’s effective tax rate for 2004 and 2003 differed from the Federal statutory rate primarily due to depletion deductions related to the Company’s mining operations and the effect of state income taxes. Additionally, the Company had a net reduction of valuation allowances of $7.9 million related to deferred state income tax assets in 2004. The 2003 tax rate also differed from the statutory tax rate due to a reduction of income tax accruals as a result of the favorable settlement of a dispute with the IRS. In connection with the IRS dispute settlement, the Company recorded reductions of $2.5 million and $18.9 million to interest expense and income taxes, respectively, in the 2003 statement of operations.

The 2004 and 2003 results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Homebuilding

Net sales and revenues were $233.8 million during 2004, a decrease of $43.1 million, or 15.6% from 2003 as a result of fewer unit completions, partially offset by higher average selling prices. The higher selling price reflect price increases implemented in the first half of 2004, as well as the Company’s on-going strategy to market and sell larger homes with more amenities. Total unit completions decreased by 913 or

22%, compared to 2003, as a result of lower volumes of new sales orders beginning in the last half of 2003. This reduction was due to a variety of factors, including reduced advertising and promotional initiatives.  Additionally, during the third quarter of 2004, a series of hurricanes and the resulting excessive rain caused construction delays, which reduced new starts and completions through much of the southeast. This reduction also reflects market conditions that were weaker in the Company’s historical affordable-housing market segment compared to the broader homebuilding industry. Excluding the modular business, 2,730 units were completed in 2004, compared to 3,523 in 2003. The modular business completed 521 homes in 2004, 120 fewer than 2003.  This reduction reflects a weak economic environment in the Carolinas, the market area served by this business.

	For the year ended December 31,
	2004	2003
Homes Completed	3,251	4,164
Average Net Selling Price	$71,700	$66,200

The segment operating loss was $33.3 million for the year ended December 31, 2004, compared to an operating loss of $0.5 million in 2003. This decrease was primarily due to fewer unit completions ($8.9 million), reduced margins primarily due to higher job and lumber costs ($13.6 million), increases in payroll costs ($6.3 million) related to market adjustments to salaries, severance related to more than 100 eliminated positions and a change in the commission structure. Additionally, other costs, primarily other employee costs increased $5.1 million in 2004 compared to 2003 primarily related to hiring experienced industry personnel, consulting expenses, legal expenses and the closure of  twenty-six branches. The Homebuilding segment instituted one price increase in the fourth quarter of 2003 and two price increases in 2004 in response to rising lumber and other costs. The first of these increases was effective October 1, 2003 and increased prices 3%, the second was effective March 13, 2004 and increased prices 5% and the third increase of 3% was effective May 17, 2004.

Financing

Net sales and revenues were $242.8 million in 2004, an increase of $3.0 million from 2003. This increase is attributable to higher prepayment-related interest income and higher property insurance revenues. Operating income was $54.8 million in 2004, compared to $51.4 million in 2003. The segment results improved as a result of a decline in provision for losses on instalment notes, higher prepayment income (prepayment speeds were 10.1% in 2004 compared to 8.9% in 2003) and lower interest expense partially offset by a $4.0 million provision for estimated hurricane losses. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.9% at December 31, 2004, down from 5.7% at December 31, 2003, reflecting strong portfolio performance.

Repossessed inventory units remained relatively constant with 459 units ($28.9 million) at December 31, 2004, compared to 455 units ($27.5 million) at December 31, 2003.

Industrial Products

Net sales and revenues were $587.8 million for the year ended December 31, 2004, an increase of $92.5 million from $495.3 million for the year ended December 31, 2003. This increase was primarily due to higher sales prices and increased sales volumes, especially for ductile iron pipe which had a 22% increase in average selling price and an 8% increase in sales volume. Prices were lower in 2003 as a result of an industry price war that began in the second quarter of 2002. U.S. Pipe’s pricing actions since June 2003 have offset scrap metal cost increases and other manufacturing costs. The increase in revenue from increased selling prices was partially offset by a decrease in revenues from the Southern Precision and Vestal Manufacturing subsidiaries, which were sold in 2003 and 2004, respectively.

Operating income in 2004 for the segment was $7.6 million, compared to a $13.5 million loss in 2003.  The profit improvement in 2004 was primarily attributable to higher sales prices ($77.7 million), slightly higher volumes ($8.2 million), recoveries from an environmental-related insurance settlement ($1.9 million), partially offset by higher costs for scrap metal and other materials ($64.1 million), higher manufacturing costs ($7.6 million), environmental costs ($4.0 million) and higher costs related to workers’ compensation, salaries and wages, legal expenses and depreciation ($2.7 million). Operating results in 2004 also include a loss resulting from the sale of Vestal Manufacturing ($1.2 million). Operating income in 2003 includes charges related to restructuring costs to cease operations at the castings plant in Anniston, Alabama ($5.9 million); settled litigation matters ($6.5 million); write-off of goodwill related to a disposed entity ($2.4 million); and settlement of a commercial dispute ($1.7 million).

Natural Resources

Net sales and revenues were $395.5 million for the year ended December 31, 2004, an increase of $96.0 million from $299.5 million in 2003. The increase was primarily due to higher metallurgical coal and natural gas prices and increased coal production, partially offset by decreased natural gas volumes.

	For the year ended December 31,
	2004	2003
Average Coal Selling Price (per ton)	$53.00	$41.99
Tons of Coal Sold (in millions)	6.5	6.1
Average Natural Gas Selling Price (per MCF)	$6.08	$4.58
Billion Cubic Feet of Natural Gas Sold	7.9	8.7
Number of Natural Gas Wells	399	392

The average natural gas selling prices shown for 2003 are net of approximately $5.6 million of losses on hedges of anticipated natural gas production and sales.

For 2004, Natural Resources’ operating income was $69.7 million, compared to an operating loss of $26.4 million in 2003. The increase was due to higher metallurgical coal and natural gas sales prices and higher metallurgical coal volumes, partially offset by lower gas volumes, legal expenses related to the settlement of a Mine No. 5 accident and increased employee related costs. Operating income in 2003 included $6.7 million of restructuring charges related to the announced accelerated closure of Mine No. 5.

In December 2003, the Company announced that JWR expected to close Mine No. 5 during the fourth quarter of 2004, approximately two years earlier than originally scheduled, due to continuing adverse geologic conditions. In April 2004, the Company announced that, due to increases in metallurgical coal prices, it had extended its coal production schedule for Mine No. 5 into 2005. In December 2004, the Company extended its coal production schedule for Mine No. 5 into the fourth quarter of 2006. The Company previously estimated total costs of the shutdown at approximately $17.8 million, of which approximately $12.7 million would qualify as restructuring costs. As a result of the delay in the shutdown of the mine, total expected costs decreased to approximately $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. Due to the change in the timing of the mine shutdown and the related decrease in estimated restructuring costs, the Company remeasured the liability, which resulted in a $0.7 million reversal during the first quarter of 2004 of amounts previously charged to restructuring expense in 2003 and $1.0 million reversal during the fourth quarter of 2004 of amounts previously charged to restructuring expense during 2004. As of December 31, 2004, estimated costs associated with the restructuring were as follows (in thousands):

	Total Expected Costs	Restructuring and impairment expenses recognized from inception to December 31, 2004
Termination benefits	$4,046	$1,311
Other employee related costs	8,475	5,790
Other costs	2,001	67
Total	$14,522	$7,168

As previously discussed, the Company revised its restructuring estimates again in 2005 due to economic conditions.

Other

Net sales and revenues were $112.0 million for 2004 compared to $111.4 million in 2003. Sloss revenues were $10.8 million higher in 2004 than 2003, which were partially offset by land sales that were $8.6 million lower than 2003. Sloss revenues increased in 2004 due to overall increased sales volumes and higher prices for furnace and foundry coke, which increased 37% and 10%, respectively, over 2003. Sloss operating income was $12.1 million higher than 2003 due to higher coke volumes and increased pricing.

Net general corporate expenses principally included in selling, general and administrative expenses were $28.6 million in 2004 compared to $16.5 million in 2003. In 2004, corporate expenses were higher due to employee-related costs of $5.3 million primarily related to incentive compensation expense, higher professional service fees of $4.5 million related to internal and external audit services related to implementation of Sarbanes-Oxley Act requirements and increased workers compensation and medical expenses.

FINANCIAL CONDITION

Cash and cash equivalents increased from $46.9 million at December 31, 2004 to $137.4 million at December 31, 2005, reflecting $286.4 million in cash flows provided by operations $1.0 billion of cash flows used in investing activities, including $867.1 million used for the acquisition of Mueller Water, net of cash acquired, and $824.2 million of cash flows provided by financing activities. See additional discussion in the Statement of Cash Flows section that follows.

Restricted short-term investments of $124.6 million at December 31, 2005 increased $24.7 million from December 31, 2004 due to the timing of the completion of Mid-State Capital Corporation’s 2005-1 Trust offering.

Instalment notes receivable as shown on the balance sheet include instalment notes generated principally from the financing of homes constructed by the Homebuilding segment and purchased by the Financing segment. Instalment notes at MSH were $1,558.4 million at December 31, 2005, a decrease of $60.8 million from December 31, 2004, as a result of reduced volume of Homebuilding. Mortgage loans from WMC were $148.0 million at December 31, 2005, an increase of $38.8 million from 2004 resulting from acquisitions of third party loans and refinancing of instalment notes. The allowance for losses on instalment notes receivable was $12.5 million at December 31, 2005 compared to $11.2 million at

December 31, 2004. See Note 8 of “Notes to the Consolidated Financial Statements.” The following table shows information about the allowance for losses for the periods presented.

($ in thousands)	Allowance for Losses	As a % of Net Instalment Notes Receivable	Net Losses and Charge Offs Deducted from the Allowance	As a % of Net Instalment Notes Receivable
December 31, 2005	$12,489	0.74%	$9,435	0.55%
December 31, 2004	11,200	0.65	12,109	0.70
December 31, 2003	10,907	0.62	15,536	0.88

The following table presents information about delinquencies in the instalment notes receivable portfolio.

	December 31,
	2005	2004	2003
Total Number of Accounts Outstanding	43,178	46,785	51,086
Delinquencies as a Percent of Number of Accounts Outstanding
31-60 Days	1.31%	1.32%	1.53%
61-90 Days	0.62%	0.59%	0.75%
91-Days or more	2.42%	2.23%	3.25%
	4.35%	4.14%	5.53%
Instalment Notes Receivable Outstanding(1) ($in millions)	$1,706	$1,728	$1,760
Delinquencies as a Percent of Amounts Outstanding(1)
31-60 Days	1.56%	1.84%	1.82%
61-90 Days	0.69%	0.62%	0.90%
91-Days or more	2.90%	2.46%	3.02%
	5.15%	4.92%	5.74%

(1)           Based on gross instalment balances outstanding.

Net receivables, consisting principally of trade receivables, were $334.3 million at December 31, 2005, an increase of $164.1 million from December 31, 2004. The increase is primarily related to Mueller Water trade receivables which amounted to $162.0 million at December 31, 2005.

Inventories were $551.3 million at December 31, 2005, an increase of $317.8 million from December 31, 2004 primarily due to Mueller Water’s inventories of $311.1 at December 31, 2005.

Prepaid expenses of $31.3 million at December 31, 2005 increased $11.7 million from December 31, 2004 due primarily to Mueller Water’s prepaid expenses of $8.2 million. In addition, Financing made deposits with insurance adjusters in the amount of $1.5 million related to hurricane claims and Natural Resources prepaid longwall move balance increased by $3.8 million over the prior year.

Property, plant and equipment was $603.4 million at December 31, 2005, an increase of $271.4 million over the prior year due in part to Mueller Water’s property, plant and equipment of $212.9 million. Further additions were made at JWR for the Mine No. 7 expansion program of $20.8 million and Kodiak for mine development costs of $9.4 million. These increases were partially offset by depreciation expense of $68.5 million and impairment charges of $19.0 million and $0.9 million at US Pipe and JWR, respectively.

Unamortized debt expense of $75.1 million at December 31, 2005 increased $38.3 million from 2004 due primarily to Mueller Water’s unamortized debt expense of $31.9 million at December 31, 2005, as well as additional unamortized debt expense recorded relating to the 2005 Walter Credit Agreement.

Other long-term assets were $73.2 million at December 31, 2005, an increase of $26.9 million from $46.3 million at December 31, 2004, primarily reflecting Mueller Water’s other long-term assets of $22.7 million at December 31, 2005.

Goodwill and intangibles, net, were $1,725.7 million at December 31, 2005, an increase of $1,580.7 million from December 31, 2004. This increase is due to $798.3 million of goodwill recorded related the acquisition of Mueller Water and $855.9 million of Mueller Water identifiable intangible assets. These increases were somewhat offset by annual amortization of identifiable intangible assets and a $63.2 million goodwill impairment charge recorded in the Homebuilding segment.

Accounts payable of $161.2 million at December 31, 2005 increased from $90.2 million compared to December 31, 2004 primarily as a result of $48.0 million of Mueller Water accounts payable as of December 31, 2005, $10.6 million in unpaid mine expansion costs at JWR and $12.4 million related to the timing of vendor payments.

Accrued expenses were $213.6 million at December 31, 2005, an increase of $87.9 million from December 31, 2004, primarily due to Mueller Water’s accrual balance of $76.2 million as of December 31, 2005, an additional accrual for estimated hurricane losses of $3.6 million and an increase of $9.4 million at Industrial Products due to restructuring accruals for the U.S. Pipe Chattanooga, Tennessee plant closure, incentive compensation and warranty-related accruals.

Net deferred income tax liabilities were $215.9 million at December 31, 2005 compared to net deferred income tax assets of $47.9 million at December 31, 2004. This change is primarily due to temporary differences established for Mueller Water’s intangible assets and utilization of net operating loss carryforwards.

Other debt increased $1,997.5 million, reflecting the proceeds of the 2005 Walter Credit Agreement and the 2005 Mueller Credit Agreement net of required principal payments and Mueller Water’s 10% Senior Subordinated Notes and 14 ¾% Senior Discount Notes.

Accrued interest at December 31, 2005 of $32.6 million increased $15.8 million from 2004 due primarily to Mueller Water’s $12.2 million accrued interest at December 31, 2005, as well as increased interest accrued relating to the 2005 Walter Credit Agreement.

Other long-term liabilities of $286.0 million at December 31, 2005 increased $82.9 million from 2004 due primarily to assumed Mueller Water pension liabilities of $42.1 million, an increase in pension liabilities of $27.2 million during 2005 for the remainder of the Company’s subsidiaries and an increase of $9.2 million for tax reserves and asset retirement obligations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are operating cash flows and borrowings under revolving credit facilities and committed secured warehouse lines of credit. The Company’s principal sources of long-term funding are its senior bank debt, public notes and its financings under mortgage-backed/asset-backed notes.

The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required principal and interest payments on indebtedness. However, the Company’s operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and gas, levels of construction activity, levels of government spending on water projects, costs of raw materials and interest rates.

As of December 31, 2005, total indebtedness has increased by approximately $2.0 billion compared to December 31, 2004, resulting from the $1.5 billion of proceeds from senior bank financing described below and the inclusion of Mueller Water’s 10% Senior Subordinated Notes and 14¾% Senior Discount Notes.

At December 31, 2005, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and primarily consisted of eight issues of public debt providing financing for instalment notes receivable purchased by MSH. Mortgage debt also includes outstanding borrowings under two $200.0 million Variable Funding Loan Agreements (“warehouse facilities”) providing temporary financing to MSH for its current purchases of instalment notes and loans from JWH and Walter Mortgage Company. At December 31, 2005, there were no balances outstanding under these warehouse facilities, leaving the total $400 million available for future borrowings.

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

The 2005 Mueller Credit Agreement and senior subordinated notes described below are obligations of Mueller Group and impose limitations on its ability to pay dividends to Mueller Water. For example, the senior subordinated notes limit the amount of “restricted payments,” including dividends, that Mueller Group can make. Generally, under the terms of the senior subordinated notes, Mueller Group can pay dividends only if its fixed charge coverage ratio (as defined therein) is 2.5 to 1 or better and only from an amount equal to 50% of its cumulative net income (as defined therein) since January 1, 2004. However, regardless of these restrictions, Mueller Group can pay dividends under these notes of up to $2.0 million per year for holding company expenses and to fund payments in respect of taxes made pursuant to tax sharing agreements. Mueller Group’s ability to generate net income will depend upon various factors that may be beyond our control. Accordingly, Mueller Group may not generate sufficient cash flow or be permitted by the terms of its debt to pay dividends or distributions to Mueller Water in amounts sufficient to allow Mueller Water to pay cash interest on Mueller Water’s outstanding indebtedness or to satisfy our other cash needs. Mueller Water would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

Mid-State Activity

On December 5, 2005, Mid-State Capital Corporation, a wholly-owned subsidiary of the Company, issued notes under the 2005-1 Trust offering of asset-backed notes. These notes are secured by instalment sale contracts, promissory notes and mortgages originated by Jim Walter Homes, Inc. and its affiliated homebuilding companies and mortgage loans, promissory notes and mortgages originated or purchased by Walter Mortgage Company. The notes were issued in four separate classes with a single maturity date of January 2040 and with a weighted average, fixed interest coupon of 6.15%. The initial net proceeds of approximately $267.5 million were used to repay borrowings under the Company’s Mid-State Trust IX and Mid-State Trust XIV Variable Funding Loan Facilities, and provide approximately $43.4 million for general corporate purposes.

On February 4, 2005, a new Variable Funding Loan Agreement was executed between Mid-State Trust XIV and a financial institution for a $200.0 million warehouse facility, which matures on November 27, 2006.

2005 Walter Credit Agreement

The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller Water and its subsidiaries. The

2005 Walter Term Loan requires quarterly principal payments of $1.1 million through October 3, 2012, at which time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.50% and the interest rate is a floating rate of 225 basis points over LIBOR. The 2005 Walter Term Loan carries a floating interest rate of 200 basis points over LIBOR.

Proceeds from the 2005 Walter Credit Agreement were approximately $468.8 million, net of approximately $11.2 million of underwriting fees and expenses which will be amortized over the life of the loans. Approximately $10.0 million of the proceeds was used to retire the previous revolving credit facility and unpaid accrued interest. The remaining proceeds were used to finance the acquisition of Mueller Water.

2005 Mueller Credit Agreement.

On October 3, 2005, Mueller Group, entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145.0 million senior secured revolving credit facility terminating on October 4, 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050.0 million senior secured term loan (the “2005 Mueller Term Loan”) maturing on the earlier of October 3, 2012 or November 1, 2011, unless the 10% senior subordinated notes due 2012 are paid in full prior to such date. The 2005 Mueller Credit Agreement is a secured obligation of Mueller Group and substantially all of its wholly-owned domestic subsidiaries, including U.S. Pipe. Loans under the senior credit facilities currently bear interest, at our option, at: (x) initially, the reserve adjusted LIBOR rate plus 250 basis points or the alternate base rate plus 150 basis points for borrowings under the revolving credit facility; and (y) the reserve adjusted LIBOR rate plus 225 basis points or the alternate base rate plus 125 basis points for term loans. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating rate 250 basis points over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 225 basis points over LIBOR.

Proceeds from the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to retire the 2004 Mueller Credit Facility of $512.8 million, the second priority senior secured floating rate notes of $100.0 million and finance the acquisition of Mueller Water by the Company.

Both the 2005 Walter Credit Agreement and 2005 Mueller Credit Agreement contain customary events of default and covenants, including covenants that restrict the ability of the Walter Restricted Group and the Mueller Group and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. If an event of default under either agreement shall occur and be continuing, the commitments under the related credit agreement may be terminated and the principal amount, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. The credit agreements do not contain cross-default provisions to each other and are separate and distinct obligations of the two borrower groups, with separate businesses, creditor groups and covenants, with no credit support from one borrower group to the other. So long as no default has occurred, Mueller Group is permitted to make cash dividends to Mueller Water of up to $8.5 million in any fiscal year (with any unused amount carrying forward to subsequent years) and distribute funds to make regularly scheduled payments when due of interest and principal on Mueller Water’s senior discount notes described below. If an event of default under the agreement shall occur and be continuing, the commitments under the related credit agreement may be terminated and the principal amount, together with all accrued unpaid interest and other amounts owed thereunder may be declared immediately due and payable.

In January 2006, Mueller Group amended the 2005 Mueller Credit Agreement. The amendment removes the requirement that Mueller Group and its subsidiaries change their fiscal year end to December 31 and permits Mueller Group to pay up to $8.5 million in annual cash dividends to Mueller Water (with any unused amount carrying forward to subsequent years) for further distribution to shareholders of Mueller Water.

Senior Subordinated Notes

On April 23, 2004, Mueller Group, a subsidiary of Mueller Water, issued $315.0 million aggregate principal amount of 10% subordinated senior public notes which will mature on May 1, 2012. Interest on the subordinated notes is payable in cash on May 1 and November 1 of each year. The senior subordinated notes are guaranteed by each of Mueller Group’s existing domestic restricted subsidiaries.

If the intended Mueller Water IPO is completed, Mueller Water expects to use a portion of the net proceeds to redeem a portion of the senior subordinated notes and to pay accrued interest and premium associated with such redemptions.

Senior Discount Notes

On April 29, 2004, Mueller Water sold 223,000 units consisting of $1,000 principal amount at maturity of senior discount public notes due 2014, and warrants to purchase shares of its Class A common stock, for gross proceeds of approximately $110.1 million. In connection with the Acquisition, all warrants were converted into a right to receive cash and are no longer outstanding. The notes accrete at a rate of 14 3/4% and compound semi-annually to April 2009 to a principal amount at maturity of $223.0 million. Interest is payable in cash semi-annually in arrears thereafter on April 15 and October 15 of each year. The notes are senior unsecured obligations and are effectively subordinated to all liabilities of Mueller Group and its subsidiaries.

If the intended Mueller Water IPO is completed, Mueller Water expects to use a portion of the net proceeds to redeem a portion of the senior discount notes and to pay the premium associated with such redemption.

Convertible Notes

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

The notes are currently convertible having satisfied, as of December 31, 2005, the common stock sale price condition. The notes may be convertible during future periods if the common stock sale price condition or other conditions are satisfied.

2003 Credit Agreement

In April 2003, the Company entered into a $500 million bank credit facility (the “2003 Credit Facility) which consisted of a $245 million senior secured revolving credit facility that matures in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. As stated previously, the Term Loan was paid off on April 20, 2004 from the proceeds from the issuance of the convertible senior subordinated notes. The remaining 2003 Credit Facility was repaid using proceeds from the 2005 Walter Credit Agreement.

Statement of Cash Flows

Cash was approximately $137.4 million and $46.9 million at December 31, 2005 and December 31, 2004, respectively. The increase in cash is primarily the result of increased cash flows from operations and increased net borrowings, partially offset by cash used to fund the acquisition of Mueller Water and to make capital expenditures.

Cash flows provided by continuing operations for the year ended December 31, 2005, were $287.1 million compared to $107.0 million for the year ended December 31, 2004. The increase in cash flows provided by continuing operations was principally due to increased income (as adjusted for non-cash charges for restructuring and impairment of $83.1 million) and a $70.2 million decrease in net working capital, excluding cash.

The acquisition of Mueller Water utilized $867.1 million (net of cash acquired). Capital expenditures totaled $146.8 million in the year ended December 31, 2005 related principally to the Mine No. 7 expansion project and other mine development costs at Natural Resources. Commitments for capital expenditures at December 31, 2005 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2006 will approximate $230 million. Actual expenditures in 2006 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

On January 26, 2006, the Board of Directors declared a $0.04 per share dividend payable on March 17, 2006 to shareholders of record on February 17, 2006.

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

The following tables summarize the Company’s contractual obligations and commercial commitments as of December 31, 2005. The unconditional purchase obligations primarily represent commitments to purchase raw materials. This table does not include interest owed on these obligations. For the year ended December 31, 2005, the Company paid approximately $43.3 million of interest on other debt. For the year ending December 31, 2006, the Company estimates total cash interest payments related to other debt will be approximately $138.8 million.

Contractual obligations and commercial commitments:

		Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(in Thousands)
Mortgage-backed/asset-backed debt(1)	$1,727,329	$247,841	$205,612	$199,302	$192,844	$184,878	$696,852
Senior bank debt(2)	1,496,250	117,000	14,000	14,000	14,000	14,000	1,323,250
10% Senior Subordinated Notes(3)	315,000	—	—	—	—	—	315,000
14 3/4% Senior Discount Notes(4)	223,000	—	—	—	—	—	223,000
Convertible Senior Subordinated Notes	175,000	—	—	—	—	—	175,000
Capital lease obligations	2,344	1,000	600	600	144	—	—
Operating leases	60,727	18,289	14,005	10,994	6,931	4,216	6,292
Unconditional purchase obligations	60,471	57,536	2,935	—	—	—	—
Total contractual cash obligations	$4,060,121	441,666	237,152	224,896	213,919	203,094	$2,739,394
Other long-term liabilities(5)		49,030	52,614	52,469	54,278	55,766
Total cash obligations		$490,696	$289,766	$277,365	$268,197	$258,860

(1)          The asset-backed notes are based on scheduled maturities, adjusted for estimated prepayments and delinquencies. Prepayments are estimated based on historical experience and expectations about future economic conditions, particularly interest rates.

(2)          In February 2006, the Company sold 2.645 million shares of common stock raising net proceeds of approximately $169.0 million. During the first quarter of 2006, the Company used proceeds of $102.9 million from this common stock offering to repay a portion of the term loan outstanding under the 2005 Walter Credit Agreement.

(3)          The principal amount required to be repaid upon maturity of the 10% Senior Subordinated Notes is $315.0 million.

(4)          The 14 3/4% Senior Discount Notes accrete in value to a principal amount of $223.0 million upon maturity.

(5)          Other long-term liabilities include pension and other post-employment benefit liabilities. While the estimated total liability is actuarially determined, there are no definitive payments by period as pension contributions depend on government-mandated minimum funding requirements and other post-employment benefits are paid as incurred. Accordingly, amounts by period included in this schedule are estimates.

Environmental, miscellaneous litigation and other commitments and contingencies:

See Note 20 of “Notes to Consolidated Financial Statements” for discussion of these matters not included in the tables above due to their contingent nature.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company’s operations. These risks generally arise from transactions entered into in the normal course of business. The Company’s primary market risk exposures relate to interest rate risk and commodity risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

The Company’s primary interest rate risk exposures relate to the interest rates on its third-party indebtedness. In addition, the Company has interest rate exposures on restricted short-term investments, the instalment notes receivable portfolio during the warehousing period and prepayments thereof.

On October 3, 2005, the Company and Mueller Group entered into credit agreements as more fully described in Note 14 of “Notes to Consolidated Financial Statements” with total term loan borrowings of $1.5 billion and floating rate interest rates based on LIBOR plus a spread.

On October 27, 2005, Mueller Group entered into six interest rate hedge agreements (“swaps”) with a cumulative notional value of $350 million as more fully described in Note 14 of “Notes to Consolidated Financial Statements.”  The swap terms are between one and seven years with five separate counter-parties. The objective of the swaps is to protect the Mueller Group against rising LIBOR interest rates that would have a negative effect on the Mueller Group’s cash flows due to changes in interest payments on its 2005 Mueller Credit Agreement. The swaps call for the Mueller Group to make fixed rate payments over the term at each swap’s stated LIBOR rate and to receive payments based on the three-month LIBOR rate from the counter-parties. It is anticipated that these swaps will be settled upon maturity, and they are accounted for as cash flow hedges. The changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income (loss).

In addition, Mueller Group has two interest rate hedge agreements (“swaps”) with a cumulative notional value of $100 million that existed as of October 3, 2005 when acquired by the Company:  a $50 million two-year 3.928% LIBOR swap that matures in May 2007 and a $50 million two-year 4.249% LIBOR swap that matures in April 2007. The changes in fair value of these two swaps were recorded immediately as interest expense until achieving hedge effectiveness in October 2005 and November 2005, respectively, at which times such changes in fair value will be recorded in accumulated other comprehensive income (loss).

On November 1, 2005, the Company entered into an interest rate hedge agreement (“hedge”) with a notional value of $75 million, as more fully described in Note 14 of “Notes to Consolidated Financial Statements.”  The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Walter Credit Agreement. The structure of the hedge is a three-year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three-month LIBOR rates are below the floor and to receive payments from the counter-party when the three-month LIBOR rates are above the cap. It is anticipated that the hedge will be settled upon maturity, and will be accounted for as a cash flow hedge. The changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income (loss).

At December 31, 2005, the Company recorded a net unrealized loss from these interest rate hedging agreements of $1.1 million, net of tax, as a component of other comprehensive income (loss).

At December 31, 2005 a 10% change in interest rates would result in a change to annual pre-tax income from these financial instruments of approximately $3.3 million.

On February 28, 2006, the Company entered into three interest rate hedge agreements (“swaps”) with a cumulative notional value of $125 million with three separate counter-parties. The objective of these swaps is to protect against the negative effect that rising interest rates would have on the Company’s future forecasted issuance of mortgage-backed securities. The structure of the swaps is a 14-year, forward-starting swap which starts on December 15, 2006, which is the forecasted issuance date of the Company’s next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 5.05% per annum and receive payments based on one-month LIBOR from the counter-parties. It is anticipated that the swap will be settled at securitization, and the Company will account for the swap as a cash flow hedge. Changes in the fair value of the swap through the date of securitization that take place will be recorded in accumulated other comprehensive income (loss), assuming the securitization remains likely.

Restricted short-term investments of $124.6 million at December 31, 2005 are invested primarily in commercial paper maintaining a weighted average interest rate of 3.9% as of December 31, 2005. A 10% decrease in interest rates would result in a reduction of annual pre-tax interest income by approximately $0.5 million.

The Company’s fixed-rate gross instalment notes receivables were $1.706 billion and fixed-rate mortgage-backed/asset-backed notes were $1.727 billion as of December 31, 2005. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

Commodity risks

In the ordinary course of business, the Company is also exposed to commodity price risk primarily related to the acquisition of raw materials. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include costs for lumber and other building materials, natural gas, scrap metal and steel, iron, brass ingot, sand and resin.

Historically, the Company has been able to obtain an adequate supply of raw materials and does not anticipate any shortage of these materials. The Company generally purchases raw materials at spot prices but may, from time to time, enter into commodity derivatives to reduce exposure to fluctuation in the price of raw materials.

The Company is exposed to commodity price risk on sales and purchases of natural gas. On an annual basis, the Company’s sales of natural gas, net of purchases, approximates seven million mmbtu’s.

The Company occasionally utilizes derivative commodity instruments to manage certain of these exposures where considered practical to do so. Such derivative instruments are structured as cash flow hedges and not for trading. During 2005 and 2004, the Company hedged approximately 32% and 28%, respectively of its natural gas production with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. These swap contracts resulted in cash outflows of $3.0 million in 2005 and cash inflows of $1.5 million in 2004, impacting net sales and revenues.

At December 31, 2005, swap contracts to hedge anticipated sales in 2006 of natural gas totaling 4.5 million mmbtu were outstanding as more fully described in Note 21 of “Notes to Consolidated Financial Statements.”  At December 31, 2005, the Company recorded a net unrealized loss from these hedging agreements of $0.5 million, net of tax, as a component of other comprehensive income (loss). A 10% change in natural gas prices would result in a change to annual pre-tax income from these financial instruments of approximately $0.8 million.

On January 12, 2006, U.S. Pipe entered into a swap contract to hedge anticipated purchases from February 2006 through March 2006 totaling 0.4 million mmbtu, or approximately 80% of expected natural gas consumption, at a price of $9.41 per mmbtu. This swap contract effectively converts a portion of forecasted purchases at market prices to a fixed rate basis.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company intends to adopt SFAS No. 151 on January 1, 2006. The impact of the adoption of SFAS No. 151 on the Company’s financial statements may have a material impact on our operating income in the event actual production output is significantly higher or lower than normal capacity. In the event actual production capacity is significantly different than normal capacity, the Company may be required to recognize certain amounts of facility expense, freight, handling costs or wasted materials as a current period expense.

In December 2004, the FASB released revised FASB No. 123(R), “Share-Based Payment”, (“SFAS 123R”) which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123R will be adopted by the Company beginning January 1, 2006. The Company expects to use the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The impact of the adoption of SFAS 123(R) on the 2006 financial statements has not yet been determined. However, see Note 3 for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation.”

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues associated with the bifurcation requirements of SFAS 133 as  it relates to beneficial interests in securitized financial assets, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company has not yet determined what effect, if any, the adoption of this statement, which becomes effective in the first fiscal year that begins after September 15, 2006, will have on its consolidated financial statements.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers’ demand for the Company’s products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company’s mining operations, changes in law, changes in customer orders, pricing actions by the Company’s competitors, the collection of approximately $14 million of receivables associated with a working capital adjustment arising from the sale of a subsidiary in 2003, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Risks associated with forward-looking statements are more fully described in Item 1a, included herein. Those risks also include the timing of and ability to execute the initial public offering and spin-off of the Company’s Water Products business and other strategic actions that may be pursued. The Company assumes no duty to update its outlook statements as of any future date.

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2005	March 31	June 30	September 30	December 31(1)
Net sales and revenues (as restated)(2)	$366,281	$467,954	$418,695	$801,210
Net sales and revenues (as previously reported)	$345,333	$441,214	$399,913	$801,210
Operating income (loss)	$31,821	$65,098	$27,646	$(40,827)
Net income (loss)	$18,765	$41,481	$20,197	$(73,397)
Diluted income (loss) per share(3)(4)	$0.41	$0.87	$0.43	$(1.88)

	Quarter ended
Fiscal Year 2004	March 31	June 30	September 30	December 31
Net sales and revenues (as restated)(2)	$342,745	$403,051	$412,475	$391,008
Net sales and revenues (as previously reported)	$326,036	$379,868	$388,324	$367,494
Operating income (loss)	$(2,976)	$20,625	$28,984	$29,206
Net income (loss)	$(4,602)	$8,263	$19,073	$27,183
Diluted income (loss) per share(3)(4)	$(0.11)	$0.20	$0.42	$0.59

(1)          Results for the fourth quarter of 2005 include the following pre-tax items:  (i) a $63.2 million goodwill impairment charge at Homebuilding, (ii) $40.0 million in charges related to the announced closure of U.S. Pipe’s Chattanooga, Tennessee plant and (iii) $58.4 million of basis adjustments to inventory in the Mueller and Anvil segments due to the purchase price allocation. In addition, results for the fourth quarter of 2005 include higher interest expense due to Mueller Water debt assumed and additional indebtedness incurred to finance the Mueller Water acquisition.

(2)          See Note 2 of “Notes to Consolidated Financial Statements” for a discussion of the restatement.

(3)          The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to treasury stock repurchases and due to rounding differences.

(4)          Dilutive earnings per share, beginning in the second quarter of 2004, includes the dilutive effect of the Company’s contingent convertible senior subordinated notes, issued April 2004, in accordance with EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.

Item 8.                        Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited financial information presented in Part II, Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                 Controls and Procedures

(a)    Restatement of Financial Statements, Impact on Internal Control over Financial Reporting and Disclosure Controls and Procedures and Remediation of Material Weakness

Restatement of Financial Statements

As discussed in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Annual Report on Form 10-K, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.

The restatement reflects adjustments in the statement of operations related to the classification of shipping and handling costs in order for the classification of such costs to be compliant with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" at its Industrial Products, Natural Resources and Other segments. The Company's prior method of accounting for certain freight costs to deliver products to their customer's designated location was to include these costs as a deduction from net sales and revenues.   The restatement to correct the classification of such costs to cost of sales had no impact on income from continuing operations, net income or earnings per share for any of the periods restated.

Impact on Internal Control over Financial Reporting and Disclosure Controls and Procedures

In  the Company's Annual Report on Form 10-K for the year ended December 31, 2004, management had previously concluded that the Company's internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2004.   In connection with the restatement described above, management has subsequently determined that a material weakness existed related to our controls over the appropriate classification of shipping and handling costs as of December 31, 2004.

As a result of this material weakness, management has now concluded that the Company's internal control over financial reporting and disclosure controls and procedures as of December 31, 2004 were ineffective.

Remediation of Material Weakness

During the fourth quarter of 2005, management remediated the material weakness. Remedial actions included the following:

1.                In connection with the acquisition of Mueller Water Products, Inc. ("Mueller Water"), management emphasized the operation of its controls surrounding the mapping of the Company's general ledger accounts to the consolidated financial statements to ensure the appropriate mapping and classification.

2.                Hiring of a new Vice President of Corporate Accounting in the fourth quarter of 2005.

Management has concluded that the above described material weakness was remediated as of December 31, 2005.

(b)   Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company's management, including the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

(c)           Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Management has concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective.

Management has excluded Mueller Water from its assessment of internal control over financial reporting as of December 31, 2005, because it was acquired by the Company in a purchase business combination during 2005.  Mueller Water is a wholly-owned subsidiary of the Company whose total assets and revenues represent approximately 52% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

(d)          Evaluation of Changes in Internal Control over Financial Reporting

Except for the remediation actions described in (a) above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Gregory E. Hyland	55	Chairman, President, Chief Executive Officer
William F. Ohrt	57	Executive Vice President, Chief Financial and Accounting Officer
Mark J. O’Brien	63	Chairman and Chief Executive Officer, Homes Business
George R. Richmond	55	President, Chief Executive and Operating Officer of Jim Walter Resources
Charles E. Cauthen	47	President and Chief Operating Officer of Jim Walter Homes
Thomas E. Fish	51	President, Anvil
Ray Torok	59	President and Chief Operating Officer of U.S. Pipe
Dale B. Smith	61	Chief Operating Officer of Mueller Water Products; Chief Executive Officer of Mueller Group
Victor P. Patrick	48	Senior Vice President, General Counsel and Secretary
Miles C. Dearden	46	Senior Vice President, Treasurer
Lisa A. Honnold	38	Senior Vice President, Controller
Joseph J. Troy	42	Senior Vice President, Financial Services; President of Mid-State Homes
Larry E. Williams	58	Senior Vice President, Human Resources

Our executive officers as of March 16, 2006 are listed below.

Gregory E. Hyland was appointed Chairman of the Board and Chief Executive Officer of Walter Industries, Inc. in September 2005. Prior to joining Walter Industries, Mr. Hyland was President, U.S. Fleet Management Solutions for Ryder System, Inc. He previously served as President of the Industrial Products Segment of Textron, Inc. Prior to that, he was President of the Engineered Products Group—Flow Control Division of Tyco International.

William F. Ohrt was appointed Executive Vice President and Chief Financial Officer of the Company in January 2001. Prior thereto, he was Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. from 1999 through January 2001.

Mark J. O’Brien was appointed Chairman and Chief Executive Officer of the Company’s Homes Business (consisting of its Homebuilding and Financing segments) in February 2006. Mr. O’Brien has also served as a member of the Company’s board of directors since June 2005. Previously, he was the Chief Executive Officer of Pulte Homes, Inc., where he served in various capacities for 21 years until his retirement in 2003.

George R. Richmond was appointed Chief Executive Officer of Jim Walter Resources in February 2006 and President and Chief Operating Officer of Jim Walter Resources in 1997. Mr. Richmond has held various positions at JWR since 1978.

Charles E. Cauthen was appointed President of Jim Walter Homes in August 2005. Previously, he served the Company as Chief Operating Officer of Jim Walter Homes since February 2005 and Senior Vice President and Controller since November 2000. Prior thereto, he was Senior Vice President and Chief Financial Officer—Consumer Products Group, Bank of America, from 1999 to November 2000.

Thomas E. Fish has been President of the Anvil segment since 1999. From January 2005 through November 2005, Mr. Fish served as Mueller’s Interim Chief Financial Officer. Mr. Fish served as Vice President of Manufacturing for Grinnell Corp. from 1996 to 1999, Vice President of Finance and Administration for Grinnell Corp. from 1992 to 1996, Corporate Controller for Grinnell Corp. from 1984 to 1992 and Director of Internal Audit for Grinnell Fire Protection Systems from 1982 to 1984. Mr. Fish was employed by Price Waterhouse & Co. from 1976 to 1982 as a certified public accountant. Mr. Fish graduated from the University of Rhode Island with a B.S. in accounting in 1976.

Ray Torok was appointed President and Chief Operating Officer of U.S. Pipe in July 2004. Prior to joining the Company, from May 2003 to December 2003, he was interim President at Golden Casting Corporation, a foundry operation producing highly engineered precision castings and from 1998 to February 2003, he was President and Chief Executive Officer at Cold Metal Products, a steel production company.

Dale B. Smith was appointed Chief Operating Officer of Mueller Water Products in January 2006. He is also the Chief Executive Officer of Mueller Group, a position he has held since August 1999. Previously, Mr. Smith served as Executive Vice President of Mueller Co. from 1994 to 1999 and Executive Vice President of Finance for Tyco Europe from 1992 to 1994.

Victor P. Patrick was appointed Senior Vice President, General Counsel and Secretary of the Company in August 2002. Prior to joining the Company, he worked for Honeywell International from 1994 to July 2002, most recently as Vice President, Secretary and Deputy General Counsel.

Miles C. Dearden was appointed Senior Vice President in February 2005 and Vice President, Treasurer in April 2002. Previously, he was Assistant Treasurer beginning in March 2001. Prior to joining the Company, he worked for Bank of America from 1987 until 2001, most recently as a managing director for the bank’s Global Corporate and Investment Bank.

Lisa A. Honnold was appointed Senior Vice President, Controller of the Company in March 2006. Ms. Honnold has served as Vice President of Corporate Accounting for the Company since December 2005. Prior to joining the Company, Ms. Honnold was Vice President, Corporate Controller of Catalina Marketing Corporation from December 2004 to November 2005, holding the previous title of Assistant Controller since November 2003. From 1996 to November 2003, Ms. Honnold held various positions with NACCO Industries, Inc., last serving as Manager of Financial Reporting and Analysis.

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

Code of Conduct

The Board has adopted a Code of Conduct Policy and Compliance Program (“Code of Conduct”) which is applicable to all employees, directors and officers of the Company. The code of Conduct is posted on the Company’s website at www.walterind.com and is available in print to stockholders who request a copy. The Company has made available an Ethics Hotline, where employees can anonymously report a violation of the Code of Conduct.

Additional Information

Additional information, as required in Item 10. “Directors and Executive Officers of the Registrant” are incorporated by reference to the Proxy Statement (the “2006 Proxy Statement”) included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended.

Item 11.                 Executive Compensation

Incorporated by reference to the 2006 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2006 Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions

Incorporated by reference to the 2006 Proxy Statement.

Item 14.                 Principle Accounting Fees and Services

Incorporated by reference to the 2006 Proxy Statement.

Part IV

Item 15.                 Exhibits and Financial Statement Schedule

(a)          (1)   Financial Statements and Schedule - See Index to Financial Statements on page F-1.

(2)          Schedule I—Condensed Financial Information of the Parent.

(3)          Exhibits—See Item 15(b).

(b)         Exhibits—See Index to Exhibits on pages E-1—E-4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INDUSTRIES, INC.
March 16, 2006	/s/ WILLIAM F. OHRT
William F. Ohrt, Executive Vice President
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	March 16, 2006	/s/ GREGORY E. HYLAND
Gregory E. Hyland, Chairman, President and Chief Executive Officer
	March 16, 2006	/s/ DONALD N. BOYCE
Donald N. Boyce, Director*
	March 16, 2006	/s/ HOWARD L. CLARK JR.
Howard L. Clark, Jr., Director*
	March 16, 2006	/s/ JERRY W. KOLB
Jerry W. Kolb, Director*
	March 16, 2006	/s/ JOSEPH B. LEONARD
Joseph B. Leonard, Director*
	March 16, 2006	/s/ MARK J. O’BRIEN
Mark J. O’Brien, Director*
	March 16, 2006	/s/ BERNARD G. RETHORE
Bernard G. Rethore, Director*
	March 16, 2006	/s/ NEIL A. SPRINGER
Neil A. Springer, Director*
	March 16, 2006	/s/ MICHAEL T. TOKARZ
Michael T. Tokarz, Director*
	March 16, 2006	/s/ WILLIAM F. OHRT
William F. Ohrt, Executive Vice President and Principal Financial Officer
	March 16, 2006	/s/ LISA A. HONNOLD
Lisa A. Honnold, Senior Vice President, Controller and Principal Accounting Officer

*By:	/s/ WILLIAM F. OHRT
William F. Ohrt Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Balance Sheets—December 31, 2005 and 2004	F-4
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Three Years Ended in the Period Ended December 31, 2005	F-6
Consolidated Statements of Cash Flows for Each of the Three Years Ended in the Period Ended December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Stockholders of Walter Industries, Inc.:

We have completed integrated audits of Walter Industries, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and  2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for obligations associated with the retirement of tangible long-lived assets effective January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Mueller Water Products, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Mueller Water Products, Inc. from our audit of internal control over financial reporting. Mueller Water Products Inc, is a wholly-owned subsidiary whose total assets and total revenues represent approximately 52% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 15, 2006

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$137,396	$46,924
Short-term investments, restricted	124,573	99,905
Instalment notes receivable, net of allowance of $12,489 and $11,200, respectively	1,693,922	1,717,205
Receivables, net	334,322	170,219
Income tax receivable	16,793	14,977
Inventories	551,293	233,547
Prepaid expenses	31,320	19,590
Property, plant and equipment, net	603,350	331,959
Investments	6,056	6,165
Deferred income taxes	—	47,943
Unamortized debt expense	75,062	36,726
Other long-term assets	73,247	46,340
Identifiable intangibles, net	858,122	12,470
Goodwill	867,556	132,516
	$5,373,012	$2,916,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$161,215	$90,217
Accrued expenses	213,596	125,681
Deferred income taxes	215,874	—
Debt:
Mortgage-backed/asset-backed notes	1,727,329	1,763,827
Other debt	2,172,453	175,000
Accrued interest	32,619	16,813
Accumulated postretirement benefits obligation	275,336	282,599
Other long-term liabilities	285,974	203,122
Total liabilities	5,084,396	2,657,259
Commitments and Contingencies (Note 20)
Stockholders’ equity:
Common stock, $.01 par value per share:
Authorized - 200,000,000 shares Issued—59,818,401 and 57,953,136 shares	598	580
Capital in excess of par value	1,210,751	1,178,121
Accumulated deficit	(602,002)	(609,048)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(61,414)	(51,109)
Total stockholders’ equity	288,616	259,227
	$5,373,012	$2,916,486

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2005	2004	2003
		As Restated	As Restated
Net sales and revenues:
Net sales	$1,823,654	$1,311,831	$1,163,897
Interest income on instalment notes	206,582	220,041	220,401
Miscellaneous	23,904	17,407	20,634
	2,054,140	1,549,279	1,404,932
Cost and expenses:
Cost of sales (exclusive of depreciation)	1,415,778	1,048,404	1,001,432
Depreciation	68,461	60,220	53,376
Selling, general and administrative	232,036	207,451	178,340
Provision for losses on instalment notes	10,724	12,402	15,660
Postretirement benefits	12,948	8,140	8,080
Interest expense—mortgage-backed/asset-backed notes	122,005	127,273	129,344
Interest expense—other debt	55,852	18,687	22,572
Amortization of intangibles	10,267	4,976	6,132
Provision for estimated hurricane insurance losses	10,600	3,983	—
Restructuring and impairment charges	87,583	591	16,792
	2,026,254	1,492,127	1,431,728
Income (loss) from continuing operations before income tax (expense) benefit	27,886	57,152	(26,796)
Income tax (expense) benefit	(20,142)	(7,235)	30,115
Income from continuing operations	7,744	49,917	3,319
Discontinued operations, net of income taxes	(698)	—	(32,700)
Cumulative effect of change in accounting principle, net of taxes	—	—	376
Net income (loss)	$7,046	$49,917	$(29,005)
Basic income (loss) per share:
Income from continuing operations	$.20	$1.29	$.08
Discontinued operations	(.02)	—	(.76)
Cumulative effect of change in accounting principle	—	—	.01
Net income (loss)	$.18	$1.29	$(.67)
Diluted income (loss) per share:
Income from continuing operations	$.20	$1.14	$.08
Discontinued operations	(.02)	—	(.76)
Cumulative effect of change in accounting principle	—	—	.01
Net income (loss)	$.18	$1.14	$(.67)

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31, 2005
(in thousands)

				Accumulated
				Other
		Comprehensive	Accumulated	Comprehensive	Common	Capital in	Treasury
	Total	Income (Loss)	Deficit	Income (Loss)	Stock	Excess	Stock
Balance at December 31, 2002	$338,994		(629,960)	(49,758)	556	1,154,608	(136,452)
Comprehensive loss:
Net loss	(29,005)	$(29,005)	(29,005)
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustment	1,151	1,151		1,151
Increase in additional pension liability adjustment	(3,845)	(3,845)		(3,845)
Net unrealized gain on hedges	1,046	1,046		1,046
Comprehensive loss		$(30,653)
Stock issued upon exercise of stock options	975				1	974
Purchases of treasury stock	(27,566)						(27,566)
Dividends paid, $.12 per share	(5,140)					(5,140)
Balance at December 31, 2003	276,610		(658,965)	(51,406)	557	1,150,442	(164,018)
Comprehensive income:
Net income	49,917	$49,917	49,917
Other comprehensive income (loss), net of tax:
Increase in additional pension liability	(405)	(405)		(405)
Net unrealized gain on hedges	702	702		702
Comprehensive income		$50,214
Stock issued upon exercise of stock options	26,580				23	26,557
Tax benefit from the exercise of stock options	5,363					5,363
Purchases of treasury stock	(95,299)						(95,299)
Dividends paid, $.13 per share	(4,939)					(4,939)
Stock-based compensation	698					698
Balance at December 31, 2004	259,227		(609,048)	(51,109)	580	1,178,121	(259,317)
Comprehensive loss:
Net income	7,046	$7,046	7,046
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustment	(113)	(113)		(113)
Increase in additional pension liability	(9,573)	(9,573)		(9,573)
Net unrealized loss on hedges	(619)	(619)		(619)
Comprehensive loss		$(3,259)
Stock issued upon exercise of stock options	19,872				18	19,854
Tax benefit from the exercise of stock options	17,469					17,469
Dividends paid, $.16 per share	(6,145)					(6,145)
Stock-based compensation	1,452					1,452
Balance at December 31, 2005	$288,616		$(602,002)	$(61,414)	$598	$1,210,751	$(259,317)

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$7,046	$49,917	$(29,005)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Discontinued operations, net of tax	698	—	32,700
Cumulative effect of change in accounting principle, net of tax	—	—	(376)
Provision for losses on instalment notes receivable	10,724	12,402	15,660
Depreciation	68,461	60,220	53,376
Restructuring and impairment charges	83,110	—	14,646
(Benefit from) provision for deferred income taxes	(10,273)	465	2,820
Tax benefit on the exercise of employee stock options	17,469	5,363	—
Decrease in accumulated postretirement benefits obligation	(7,263)	(9,701)	(9,892)
Increase in other long-term liabilities	27,482	1,595	1,827
Amortization of intangibles	10,267	4,976	6,132
Amortization of debt expense	7,596	8,554	8,553
Other	1,632	2,905	387
Decrease (increase) in assets, net of effect of acquisition:
Receivables	11,796	(17,501)	20,327
Income tax receivable	(452)	1,384	(7,495)
Inventories	54,091	(12,082)	(29,249)
Prepaid expenses	(2,730)	(13,062)	1,117
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	19,460	(8,453)	5,159
Accrued expenses	(14,607)	20,322	6,245
Accrued interest	2,628	(306)	(1,533)
Cash flows provided by continuing operations	287,135	106,998	91,399
Cash flows (used in) provided by discontinued operations	(698)	(3,611)	13,663
Cash flows provided by operations	286,437	103,387	105,062
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(867,085)	—	—
Proceeds from sales of subsidiaries, net of cash disposed	—	6,000	242,286
Notes from sales and resales of homes, purchases of loans, repossessions and write-offs	(442,861)	(455,242)	(505,661)
Cash collections on accounts and payouts in advance of maturity	455,420	474,797	452,594
Additions to property, plant and equipment	(146,833)	(50,463)	(56,268)
Cash proceeds from sale of property, plant and equipment	5,704	7,658	6,991
(Increase) decrease in short-term investments, restricted	(24,668)	410	(2,429)
Decrease (increase) in investments	109	(11,652)	2,764
Purchase of available-for-sale securities	—	(20,000)	—
Sales of available-for-sale securities	—	20,000	—
Disposal of assets held for sale	—	—	10,425
Additions to property, plant and equipment of discontinued operations	—	—	(21,907)
Cash flows (used in) provided by investing activities	(1,020,214)	(28,492)	128,795
FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	393,463	409,517	310,149
Payments on mortgage-backed/asset-backed notes	(429,004)	(475,588)	(258,831)
Proceeds from issuance of other debt	1,510,000	310,701	899,182
Retirement of other debt	(626,550)	(250,895)	(1,093,056)
Additions to unamortized debt expense	(35,325)	(8,030)	(7,822)
Purchases of treasury stock	—	(95,299)	(27,566)
Cash dividends paid	(6,145)	(4,939)	(5,140)
Exercise of employee stock options	19,872	26,580	975
Other	(2,062)	—	—
Cash flows provided by (used in) financing activities	824,249	(87,953)	(182,109)
Net increase (decrease) in cash and cash equivalents	90,472	(13,058)	51,748
Cash and cash equivalents at beginning of period	46,924	59,982	8,234
Cash and cash equivalents at end of period	$137,396	$46,924	$59,982

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENT OF CASH FLOWS (continued)
(in thousands)

	For the years ended December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES:
Interest paid	$161,313	$137,646	$144,110
Income taxes paid (refunded), net	18,483	(466)	(19,422)
Investing Activities:
Acquisition of Mueller Water:
Fair value of assets acquired	$2,539,833
Liabilities assumed	(1,596,448)
Less: Cash acquired	(76,300)
Net cash paid	$867,085

(a)              The Company recorded restructuring and impairment charges of $87.6 million, $0.6 million and $16.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. A portion of these charges, consisting of (i) an impairment charge in 2005 for the Homebuilding goodwill, (ii) asset impairment charges associated with the closure of Industrial Product’s Chattanooga, Tennessee plant announced in 2005 and (iii) write offs of assets and the increase in postretirement benefits costs in 2003 associated with the planned early shutdown of Mine No. 5, were non-cash and are reconciled below:

	2005	2004	2003
Accrued expenses	$4,473	$591	$2,146
Non-cash	83,110	—	14,646
Total restructuring and impairment charges	$87,583	$591	$16,792

See accompanying “Notes to Consolidated Financial Statements”

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

Walter Industries, Inc. (“Walter”), together with its consolidated subsidiaries (“the Company”), is a diversified company which operates in seven reportable segments:  Homebuilding, Financing, Mueller, Anvil, Industrial Products, Natural Resources and Other, see Note 22. Through these operating segments, the Company offers a diversified line of products and services including home construction and mortgage financing, water infrastructure and flow control products, coal, natural gas, furnace and foundry coke, chemicals and slag fiber.

On October 3, 2005, pursuant to an agreement dated June 17, 2005, the Company, through a series of transactions, (the “Acquisition”), acquired all of the outstanding common stock of Mueller Water Products, Inc. and subsidiaries (“Mueller Water”) for $943.4 million and assumed approximately $1.1 billion of Mueller Water indebtedness. The Company financed the Acquisition of Mueller Water with a combination of available cash and borrowings under the 2005 Walter Credit Agreement and the 2005 Mueller Credit Agreement, as more fully described in Note 14. In conjunction with the Acquisition, the Company’s wholly-owned subsidiary, United States Pipe and Foundry Company, LLC, (“U.S. Pipe”) was contributed to Mueller Water. See additional discussion in Note 4 regarding the Acquisition. As a result of the Acquisition, the Company determined that the operating results of Mueller Water should be reported in two segments, “Mueller” and “Anvil,” which is primarily based on the product lines of Mueller Water.

NOTE 2—Restatement of Financial Statements

The Company has restated its consolidated financial statements to correct the classification of certain prior-period shipping and handling costs in accordance with Emerging Issues Task Force (“EITF”) Consensus No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” at its Industrial Products, Natural Resources and Other segments. EITF 00-10 does not allow shipping and handling costs to be shown as a deduction from net sales.

The Company’s prior method of accounting for the cost to deliver products to the customer’s designated location was to include these costs as a deduction from net sales and revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $87.6 million and $79.5 million in 2004 and 2003, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders’ equity and comprehensive income (loss) for any of the prior periods presented. See also Note 22 for the restatement of the reportable segments.

The following table presents the impact of the restatement on the financial statements for the years ended December 31, 2004 and 2003 (dollars in thousands):

	For the years ended December 31,
	_2004	2004	2003	2003
	As Restated	As Originally	As Restated	As Originally
		Reported		Reported
Net sales and revenues:
Net sales	$1,311,831	$1,224,274	$1,163,897	$1,084,426
Interest income on instalment notes	220,041	220,041	220,401	220,401
Miscellaneous	17,407	17,407	20,634	20,634
	1,549,279	1,461,722	1,404,932	1,325,461
Costs and expenses:
Cost of sales	1,048,404	960,847	1,001,432	921,961
All other costs and expenses	443,723	443,723	430,296	430,296
	1,492,127	1,404,570	1,431,728	1,352,257
Income (loss) from continuing operations before income taxes	$57,152	$57,152	$(26,796)	$(26,796)

NOTE 3—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of all wholly- and majority-owned subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.  All significant intercompany balances and transactions have been eliminated. The notes to consolidated financial statements, except where otherwise indicated, relate to continuing operations only.

Stock-Based Compensation Plans

The Company has three stock-based employee compensation plans, which are described more fully in Note 19. The Company uses the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options. The Company’s restricted stock units are accounted for as a fixed plan under APB Opinion No.25. Accordingly, compensation costs are measured using the excess, if any, of the Company’s stock price at the grant dates in excess of the option or restricted stock unit price. Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and net income (loss) per share on a pro forma basis would have been (in thousands, except per share data):

	For the years ended December 31,
	2005	2004	2003
Net income (loss), as reported	$7,046	$49,917	$(29,005)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	944	456	—
Deduct: Total stock-based employee compensation expense determined under the fair value based awards, net of related tax effects	(2,449)	(3,041)	(3,125)
Pro forma net income (loss)	$5,541	$47,332	$(32,130)
Net income (loss) per share:
Basic—as reported	$0.18	$1.29	$(0.67)
Basic—pro forma	0.14	1.23	(0.75)
Diluted—as reported	0.18	1.14	(0.67)
Diluted—pro forma	0.14	1.09	(0.74)

The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Assumptions used for the following periods were:

	For the years ended December 31,
	2005	2004	2003
Risk free interest rate	4.10%	4.99%	3.90%
Dividend yield	0.40%	1.00%	1.00%
Expected life (years)	5.8	6.9	8.0
Volatility	40.36%	39.83%	40.17%

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, investments, instalment notes receivable, and trade and other receivables.

The Company maintains cash and cash equivalents in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade and other receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2005, 31%, 15%, 9%, and 6%, (December 31, 2004, 31%, 15%, 9%, and 7%) are secured by homes located in the states of Texas, Mississippi, Alabama and Florida, respectively. The Company believes the potential for incurring material losses related to the concentration of these credit risks is remote. Derivatives are entered into only with counterparties that management considers to be highly credit-worthy.

The Company provides insurance to homeowners primarily in the southeastern United States and, due to the concentration in this area, is subject to risk of loss due to the threat of hurricanes, see Note 25.

Revenue Recognition

The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements.”

Homebuilding—The Company’s operations involve three principal types of homebuilding transactions:

a.                 Selling a home constructed for consumers on real estate owned by the consumer (“On Your Lot Sales”);

b.                Selling modular homes constructed in a factory principally to distributors for re-sale to consumers (“Modular Sales”);

c.                 Selling a home constructed for consumers on real estate owned by the consumer but encumbered by a previous borrowing (“Real Estate Sales”).

Sales for cash at closing occasionally occur for each of the above categories. However, except for Modular Sales, most involve some form of seller financing.

On Your Lot Sales constitute the majority of the sales in the homebuilding business. Since the real estate (land) is already owned by the customer and is not financed by the Company, these transactions represent sales of personal property financed by instalment sales contracts (“Notes”). Revenue from the construction and sale of a home is recognized upon completion of construction and legal transfer of ownership to the customer.

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

For Real Estate Sales, the Company finances both a home and the related real estate. Revenues on Real Estate Sales are recognized by the full accrual method when all of the following criteria are met:

a.                 The sale is consummated at a closing with the customer after construction is completed and legal transfer of ownership has occurred;

b.                The buyer’s initial cash investment is no less than 5% of the sales value. The buyer’s continuing investment is required to be a level monthly payment sufficient to amortize the borrowing over a term not to exceed 30 years;

c.                 The Company’s receivable is secured by a first mortgage and is not subject to future subordination;

d.                The Company transfers to the buyer the risks and rewards of ownership and does not have any continuing involvement with the property.

Financing—Within the Financing segment, Mid-State Homes, Inc. (“MSH”) purchases and services mortgage instalment notes originated by Jim Walter Homes (“JWH”) and Walter Mortgage Company (“WMC”) offers financing to homebuyers and purchases loans that are secured by mortgages and liens. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC.

Instalment notes receivable are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate by JWH. The imputed interest rate used, which represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH’s customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note payoffs received in advance of scheduled maturity (prepayments)

effect the amount of interest income due to the recognition of any remaining unamortized discounts or premiums arising from the note’s inception.

The interest income generated by both MSH and WMC is recognized using the interest method. The legal instruments used in each company allow for different fee structures to be charged to the customer, for example late fees and prepayment fees, and ultimately recognized as revenue. JWH offers instalment notes, which state the maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. WMC purchases fixed and variable rate mortgage loans and offers mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes. Both MSH and WMC have the ability to levy costs to protect their collateral position upon default, such as attorney fees and late charges, as allowed by state law.

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

The Financing segment sells homes and related real estate repossessed or foreclosed on by the Company from customers in default of their loans or notes to the Company (“Repo Sales”). Repo Sales involve the sale, and in most circumstances the financing of both a home and related real estate. Revenues from Repo Sales are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the instalment method until the buyer’s investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

Mueller, Anvil, and U.S. Pipe—For shipments via rail or truck, revenue is recognized when title passes upon delivery to the customer. Revenue earned for shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. Customer rebates are applied against net sales at the time the sales are recorded based on estimates with respect to the deductions to be taken.

Natural Resources—For coal shipments via rail, revenue is recognized when title and risk of loss transfer to the customer when the railcar is loaded. Revenue earned for coal shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. For the Company’s methane gas operations, revenues are recognized when the gas has been transferred to the customers’ pipeline, at which time transfer of title occurs.

Other—For products shipped via rail or truck, revenue is recognized when the risk of loss and title transfers to the customer, generally at the point of shipment. Land sales are recognized as revenue when legal transfer of ownership to the buyer occurs, which is at closing.

Given the diversity of the Company’s businesses, many transactions have unique characteristics, which have to be analyzed on a case-by-case basis. This diversity of products and contracts can lead to variations in the timing of income recognition. However, most transactions are not individually significant, nor could they materially impact earnings.

Shipping and Handling

Costs to ship products to customers are included in cost of sales in the consolidated statements of operations. Amounts billed to customers, if any, to cover shipping and handling are included in net sales.

Research and Development

Research and development expenditures, which primarily represent personnel costs as well as product design and modification related costs, are expensed when incurred and were $3.0 million, $1.6 million and $1.5 million for the years ended in 2005, 2004 and 2003, respectively.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $6.9 million, $8.7 million and $11.1 million in 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments which have original maturities of three months or less, when purchased, and are stated at cost which approximates market. The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment, (i.e. book cash overdrafts), are included in accounts payable.

Receivables

Receivables relate primarily to amounts due from customers located in North America. To reduce credit risk, periodic credit investigations are performed during the year and, when necessary, letters of credit are required to ensure payment.

Allowances for Losses

Allowances for losses on trade and other accounts receivables are based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts and other receivables. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in these allowances.

Management’s periodic evaluation of the adequacy of the allowance for losses on instalment notes is based on the Company’s past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on instalment notes is increased by provisions for losses charged to income and is reduced by charge-offs net of recoveries.

Inventories

Inventories are valued at the lower of cost or market using either the first-in, first-out (“FIFO”) or average cost method of accounting. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and actual costs incurred on the costs capitalized as part of inventory cost.

Tooling

Prepaid expenses include tooling inventory costs. Perishable tools are expensed when put into service. More durable items are amortized over their estimated useful lives, ranging from 4 to 10 years.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense are 3 to 20 years for machinery and equipment, 3 to 50 years for land improvements and buildings, and mine life for mine development costs. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Direct internal and external costs to implement computer systems and software are capitalized and are amortized over the estimated useful life of the system or software, beginning when site installations or module development is complete and ready for its intended use, which generally is 3 to 5 years.

The Company applies SFAS 143, “Accounting for Asset Retirement Obligations,” related to plant and landfill closure and reclamation efforts for its Industrial Products, Mueller, Anvil and Natural Resources segments. Under SFAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. The adoption of SFAS 143 was recorded in the first quarter of 2003 and resulted in a cumulative effect of a change in accounting principle, and an increase in pretax income of approximately $0.5 million ($0.4 million, net of taxes).

The Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations,” in 2005, as required. The Company has certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of its facilities, primarily in the Industrial Products (U.S. Pipe) and Other (Sloss) segments. A liability has not been recognized as of December 31, 2005 because the fair value of the obligation cannot be reasonably estimated. The Company cannot estimate the timing of recognition because it plans to operate the facilities that are subject to the asset retirement obligations for the foreseeable future. The Company would recognize a liability in the period in which sufficient information became available to reasonably estimate the liability’s fair value.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether or not the assets are recoverable. See Note 6, “Restructuring, Impairment and Other Charges.”

Goodwill and Identifiable Intangible Assets

Goodwill and intangible assets that have an indefinite life are not amortized, but instead are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments) using both a discounted cash flow method and a market comparable method. Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment when events or circumstances indicate possible impairment. Definite-lived intangible assets consist primarily of premiums on the Trust II instalment note receivable portfolio, technology and customer relationships. See Note 12, “Goodwill and Identifiable Intangible Assets.”

Workers’ Compensation and Pneumoconiosis (“Black Lung”)

The Company is self-insured for workers’ compensation benefits for work related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data of the division or combined insurance industry data when historical data is limited. Workers’ compensation liabilities were as follows (in thousands):

	December 31,
	2005	2004
Undiscounted aggregated estimated claims to be paid	$67,339	$56,289
Workers compensation liability recorded on a discounted basis	$56,505	$46,915

The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. The weighted average rate used for discounting the liability at December 31, 2005 was 4.5%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.4 million.

The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The actuarially determined present value of the obligation using a discount factor of 5.4% and 6.0% for 2005 and 2004, respectively, recorded by the Company was $7.2 million and $6.8 million as of December 31, 2005 and 2004, respectively, and was recorded in other long-term liabilities. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.9 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.1 million.

Warranty Costs

In general, the Company accrues for the estimated cost of product warranties at the time of sale based on historical experience for the Mueller, Anvil and Homebuilding segments. The Company accrues for warranty claims of its Industrial Products segment on a case-by-case basis, whenever the Company’s products and/or services fail to comply with published industry standards or mutually agreed upon customer requirements. Adjustments to obligations for warranties are made as changes in the obligations become probable and reasonably estimable.

The activity in accrued warranty was as follows (in thousands):

	For the years ended December 31,
	2005	2004	2003
Accrued balance at beginning of period	$2,009	$1,239	$1,457
Acquisition of Mueller Water	1,569	—	—
Warranty expense	8,562	8,117	3,888
Settlement of warranty claims	(6,680)	(7,347)	(4,106)
Balance at end of period	$5,460	$2,009	$1,239

Insurance Claims

Accruals for property-liability claims and claims expense are recognized when probable and reasonably estimable at amounts necessary to settle both reported and unreported claims of insured property-liability losses, based upon the facts in each case and the Company’s experience with similar cases. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated, using the most current information available.

Repossessed Property

Repossessed property is recorded at its estimated fair value less estimated costs to sell. Gains on sales of repossessed land and homes are recorded into income based on the buyer’s equity in the property. On sales to buyers with at least 5% equity in the property, gains are recorded into income at time of sale when title passes. For those sales to buyers with less than 5% equity in the property, the gain on sale is deferred and recorded to income on a pro-rata basis in relation to payments received until buyer’s equity equals 5%, at which time the remaining deferred gain is recorded into income.

Derivative Instruments and Hedging Activities

The Company enters into interest rate hedge agreements in accordance with the Company’s internal debt and interest rate risk management policy which is designed to partially reduce risks related to floating rate financing agreements which are subject to changes in the market rate of interest. Also, the Company enters into interest rate hedge agreements designed to reduce the risk of rising interest rates on the forecasted amount of securitization debt issuance to finance instalment notes and mortgage loans receivable of the Financing segment. In addition, Mueller Water entered into interest rate hedge agreements as required in the 2005 Mueller Credit Agreement. Changes in the fair value of interest rate hedge agreements that are designated and effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the statement of operations in the same period as the underlying transactions are recorded and are recognized in the caption, interest expense. In addition, the settled amount of an interest rate hedge agreement that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the statement of operations over the term of the underlying debt agreement designated as the hedged item. Changes in the fair value of interest rate hedge agreements that are not effective as hedges are recorded immediately in the statement of operations, interest expense.

To protect against the reduction in the value of forecasted cash flows resulting from sales of natural gas, the Company periodically engages in a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with natural gas derivative contracts, either “swaps” or “collars”. The Company enters into natural gas derivatives that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on net sales and revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. Changes in the fair value of natural gas derivative agreements that are designated and effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the statement of operations in the same period as the underlying transactions are recorded and are recognized, miscellaneous income.

Additionally, the Company utilizes forward foreign currency contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany forecasted transactions. The primary currency to which the Company is exposed and to which it hedges its exposure is the Canadian

Dollar. Changes in the fair value of forward foreign currency contracts that are designated and effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the statement of operations in the same period as the underlying transactions are recorded and are recognized in the caption, cost of sales. Changes in the fair value of forward foreign currency contracts that are not effective as hedges are recorded immediately in the statement of operations cost of sales.

Interest rate hedge agreements, natural gas derivative contracts and forward foreign currency contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges. In addition, the Company does not enter into derivative financial instruments for speculative or trading purposes.

Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Environmental Expenditures

The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. See Note 20 for additional discussion of environmental matters.

Translation of Foreign Currency

Assets and liabilities of the Company’s businesses operating outside of the United States of America which account in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end foreign currency exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in cost of sales.

Income (Loss) per Share

The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares include the dilutive effect of stock options, as well as the Company’s convertible senior subordinated notes, see Note 18.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the current period presentation.

NOTE 4—Acquisition of Mueller Water Products, Inc.

On October 3, 2005, pursuant to an agreement dated June 17, 2005, the Company, through a series of transactions, acquired all of the outstanding common stock of Mueller Water for $943.4 million and assumed approximately $1.1 billion of indebtedness at Mueller Water. The Company financed the Acquisition of Mueller Water with a combination of available cash and borrowings under the 2005 Walter Credit Agreement and the 2005 Mueller Credit Agreement, as more fully described in Note 14.  In conjunction with the Acquisition, the new term loans and initial draws from the revolvers were used to purchase Mueller Water, refinance outstanding indebtedness and pay transaction expenses. In conjunction with the Acquisition, the Company’s wholly-owned subsidiary, United States Pipe and Foundry Company, LLC, (“U.S. Pipe”) was contributed to Mueller Water.

The acquisition complements the Company’s U.S. Pipe subsidiary, creating a major water infrastructure and piping systems company with leading business positions, significant scale and anticipated prospects for growth.  By establishing a combined “Water Products” business, the Company is creating a subsidiary with meaningful scale, increasing the Company’s flexibility to pursue potential alternatives related to value creation at its other existing businesses.

In connection with its ongoing evaluation and implementation of strategic alternatives, during the fourth quarter of 2005, the Company announced its intention to undertake an initial public offering (“IPO”) and spin-off of its Water Products business to unlock shareholder value by creating a “pure play” water infrastructure company. The IPO is expected to take place during 2006, with a subsequent tax-free spin-off to the Company’s shareholders of the Company’s remaining stake in its Water Products business. On February 3, 2006, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-131536) for this proposed initial public offering of the Water Products business. The Mueller Water registration statement has not yet been declared effective.

The financial results of Mueller Water have been included in the Company’s consolidated financial statements beginning on October 3, 2005, the acquisition date.  Walter’s acquisition of Mueller Water has been accounted for as a purchase. Assets acquired and liabilities assumed were recorded at their fair values as of October 3, 2005. The total purchase price is comprised of $928.6 million for the acquisition of the outstanding common stock of Mueller Water and $14.8 million of acquisition related transaction costs for a total purchase price of $943.4 million. Acquisition related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the Acquisition.

The total purchase price was allocated to Mueller Water’s net tangible and identifiable intangible assets based on their estimated fair values as of October 3, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Based on fair values at the date of acquisition, the purchase price was allocated as follows (in thousands):

Cash	$ 76,300
Receivables	177,400
Inventory	373,200
Property, plant and equipment	215,500
Identifiable intangible assets	855,919
Goodwill	798,250
Other assets	43,264
Accounts payable and accrued expenses	(169,300)
Net deferred tax liabilities	(276,500)
Debt	(1,110,548)
Pension liability	(40,100)
Total purchase price allocation	$ 943,385

The purchase price allocation is preliminary and is subject to future adjustments to goodwill for (1) finalization of the purchase price based on the cash and working capital of Mueller Water on October 3, 2005 and (2) the execution of certain restructuring plans identified by the Company prior to the acquisition date primarily related to Mueller Water facility rationalization actions. These facility rationalization actions are expected to be completed by fiscal 2008. For restructuring actions after October 3, 2006, the purchase price allocation will not be adjusted for the cost of these restructuring actions unless eligible to be accrued at October 3, 2006. On February 23, 2006, the parties to the Merger

Agreement finalized the cash and working capital adjustment. As a result, goodwill will be reduced by approximately $10.5 million during the first quarter of 2006.

Identifiable intangible assets acquired consist of trade name, trademark, technology and customer relationships and were valued at their current fair value. Trade names and trademarks relate to Mueller®, Anvil®, Hersey ™, Henry Pratt™ and James Jones™. Technology represents processes related to the design and development of products. Customer relationships represent the recurring nature of sales to current distributors, municipalities, contractors and other end customers regardless of their contractual nature.

The weighted-average amortization period associated with the identifiable intangible assets subject to amortization is 17.8 years. Trade names and trademarks are expected to contribute to the cash flows of the Company indefinitely. Therefore, the Company believes these intangible assets are not subject to amortization, but will be reviewed for impairment at least annually.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. The goodwill associated with the Acquisition totaling $798.3 million was assigned to the Mueller and Anvil segments, see Note 12, and is not tax deductible.

After the purchase price allocation, Mueller Water paid a $444.5 million dividend to Walter using proceeds from the 2005 Mueller Credit Agreement, as such new borrowing is described in Note 14.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma condensed combined statements of operations presented in the table below are based on the historical financial statements of Walter Industries, Inc. and Mueller Water Products, LLC after giving effect to the Acquisition, borrowings under the $675 million long-term credit agreement (“2005 Walter Credit Agreement”) and the $1,195 million long-term credit agreement (“2005 Mueller Credit Agreement”) and is presented as if the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the consolidated results of operations that would have been achieved if the acquisition and corresponding borrowings had taken place at the beginning of each of the periods presented, and should not be taken as representative of the future consolidated results of operations (in thousands).

	For the Year Ended December 31, 2005 Pro Forma Combined	For the Year Ended December 31, 2004 Pro Forma Combined
Net sales and revenues	$ 2,948,240	$ 2,635,179
Net income	$ 17,843	$ 50,090
Basic income per share	$ 0.46	$ 1.30
Diluted income per share	$ 0.45	$ 1.15

The unaudited pro forma financial information above includes the following material, unusual charges: acquisition-related restructuring charges of $24.1 million and $15.9 million write-off of unusable inventory and unabsorbed overhead in the fourth quarter of 2005 associated with the closure of U.S. Pipe’s Chattanooga, Tennessee facility; acquisition-related charge of $5.9 million in fiscal 2005 to reflect the increased amortization charges associated with the fair value of definite-lived intangible assets; acquisition-related charge of $58.4 million to cost of goods sold in the fourth quarter of 2005 resulting from  the basis adjustments to inventory due to the allocation of the $943.4 million purchase price; and impairment of goodwill associated with the Homebuilding segment totaling $63.2 million in the fourth quarter of  2005. Not included in the above were costs totaling $30.7 million, net of taxes, related to bonuses, the write-off of unamortized debt expense and other costs incurred by Mueller Water related to the change in control.

NOTE 5—Discontinued Operations

In December 2003, the Company sold Applied Industrial Materials Corporation (“AIMCOR”), previously a wholly-owned subsidiary of the Company to Oxbow Carbon and Minerals LLC (“Oxbow”) for $127.7 million, subject to certain post-closing adjustments. This resulted in a loss on the sale of approximately $71.5 million, net of $27.6 million of income tax benefit. AIMCOR marketed and distributed petroleum coke and performed related refinery outsourcing services and supplied ferroalloys and other steel and foundry products.

The components of the loss on disposal of AIMCOR were recorded as follows (in thousands):

For the year ended December 31, 2003
Impairment of goodwill	$ 56,944
Write-down of property, plant and equipment	36,197
Selling expenses	5,962
Loss before income tax benefit	99,103
Income tax benefit	(27,586)
Loss on disposal	$ 71,517

Per the sales agreement for the divestiture of AIMCOR, the final sales price is subject to certain post-closing cash and net working capital adjustments. These adjustments are defined in the sales agreement and are subject to resolution and arbitration processes provided for in the agreement. Receivables at December 31, 2005 and December 31, 2004 included approximately $13.8 million and $14.5 million, respectively, for estimated net cash and working capital adjustments due to the Company. The ultimate recovery of this receivable is subject to the resolution and arbitration processes described above. Management believes it has a valid basis for its claims and intends to vigorously pursue recovery through these processes, see Note 20.

Based on the Company’s history of taxable earnings and expectations for future earnings, it is more likely than not that the Company will achieve sufficient future taxable income to recognize all of the tax benefits associated with the tax loss from the disposition of AIMCOR.

The Company also completed the sale of JW Aluminum Company (“JW Aluminum”), previously a wholly-owned subsidiary of the Company to Wellspring Capital Management LLC for $125.0 million in December 2003, resulting in a gain on the sale of approximately $20.1 million, net of $15.5 million of income tax expense. JW Aluminum manufactured specialty flat-rolled aluminum products, including “fin stock,” used by the heating and cooling industry.

As a result of the above sales, the operations of AIMCOR and JW Aluminum have been classified as discontinued operations in the accompanying statements of operations.

Net sales and revenues and income (loss) from discontinued operations for the year ended December 31, 2003 were as follows (in thousands):

	AIMCOR	JW Aluminum	Total
Net sales and revenues	$398,522	$ 209,865	$608,387
Income from discontinued operations before tax	10,543	17,560	28,103
Income tax expense	(2,898)	(6,488)	(9,386)
Income from discontinued operations	7,645	11,072	18,717
Gain (loss) on disposal of discontinued operations before tax	(99,103)	35,627	(63,476)
Income tax (expense) benefit	27,586	(15,527)	12,059
Gain (loss) on disposal of discontinued operations	(71,517)	20,100	(51,417)
Discontinued operations	$ (63,872)	$ 31,172	$ (32,700)

In 2005, the Company incurred additional costs of approximately $0.7 million related to the arbitration of certain post-closing cash and working capital adjustments associated with the 2003 divestiture of the AIMCOR business, see Note 20.

NOTE 6—Restructuring, Impairment and Other Charges

A summary of restructuring and impairment charges included the following (in thousands):

	For the years ended December 31,
	2005	2004	2003
Restructuring charges:
Shutdown of Chattanooga plant	$ 5,090	$ —	$ —
Mine No. 5 shutdown	(618)	470	6,650
Shutdown of Anniston castings plant	—	383	1,238
Impairment of long-lived assets:
Homebuilding goodwill impairment	63,210	—	—
Shutdown of Chattanooga plant	19,048	—	—
Mine No. 7 longwall shield impairment	853	—	—
Southern Precision goodwill impairment	—	—	2,457
Shutdown of Anniston castings plant	—	(262)	4,700
Former headquarters facility	—	—	1,747
Total restructuring and impairment charges	$ 87,583	$ 591	$ 16,792

The Company had $63.2 million, zero and $2.5 million of goodwill impairment in 2005, 2004 and 2003, respectively, see Note 12.

On October 26, 2005, the Company announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production operations of that plant to Mueller Water’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga plant, which is part of the Industrial Products segment, is expected to occur in 2006, resulting in the termination of approximately 340 employees. Total exit costs are expected to accumulate to $45.2 million of which approximately $29.3 million qualify as restructuring and impairment charges. The remaining exit costs of $15.9 million comprise an inventory write-down totaling $10.7 million and a $5.2 million write-off of unabsorbed overhead costs. These costs were recognized in cost of sales during the fourth quarter of 2005.

Total estimated exit costs and exit costs recognized as restructuring and impairment charges for the year ended December 31, 2005 were as follows (in thousands):

	Total estimated restructuring costs	Restructuring & impairment charges expensed for the year ended December 31, 2005
Termination benefits	$ 3,566	$ 2,996
Other employee-related costs	3,311	—
Other associated costs	3,365	2,094
Impairment of property, plant and equipment	19,048	19,048
Total	$ 29,290	$ 24,138

Termination benefits relating to the U.S. Pipe Chattanooga plant closure of $3.0 million consist primarily of severance for staff reductions of hourly and salaried personnel. The Company expects to recognize an additional $0.6 million for severance expense during 2006. In addition, the Company expects to recognize other employee-related costs of approximately $3.3 million related to pension and other postretirement benefit obligations during 2006. Other associated costs of $2.1 million primarily include an increase to the estimated asset retirement obligation. The Company expects to recognize an additional $1.3 million of environmental-related costs, as those costs are incurred during 2006. Property, plant and equipment impairment charges of $19.0 million, which were based on market values of similar assets, were recorded in the three months ended December 31, 2005. These assets were reduced to a net book value of $3.9 million at December 31, 2005.

In the fourth quarter of 2005, the Company recognized an impairment charge of $0.9 million at its Natural Resources segment as a result of adverse fourth quarter geologic conditions in Mine No. 7, which caused damage to certain underground longwall mining equipment that was not economically viable to repair. The equipment was abandoned in January 2006.

In December 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to the estimated unusually high cost of mining the remaining coal reserves. In the fourth quarter of 2004, the Company decided to extend its coal production schedule for Mine No. 5 into the fourth quarter of 2006 due to favorable metallurgical coal pricing, which more than offset the high costs necessary to mine the coal. As a result of the temporary idling of Mine No. 5 and the increased manpower requirements related to the Mine No. 7 expansion, the Company anticipates terminating fewer Mine No. 5 employees than previously estimated. Previously, the total expected costs of the shutdown were $14.5 million, of which approximately $9.4 million would have qualified as restructuring costs. As a result of the increased manpower requirements, total expected costs decreased to approximately $11.8 million, of which $6.7 million would qualify as restructuring costs. The remainder of the costs, primarily representing estimated workers’ compensation and other incremental costs related to the closure of the mine will be charged to expense when incurred. During 2005, the Company re-measured the liability, which resulted in a $0.6 million net reversal of amounts previously charged to restructuring expense within the Natural Resources Segment. Estimated expected costs associated with the shutdown and the amounts recorded to restructuring expenses are as follows (in thousands):

	Total	Restructuring & impairment charges expensed from inception to	Restructuring and impaiment charges (credits) for the years ended December 31,
	Expected Costs	December 31, 2005	2005	2004	2003
Termination benefits	$ 1,311	$ 693	$ (618)	$ 470	$ 841
Other employee-related costs	8,475	5,790	—	—	5,790
Other costs	2,001	67	—	—	67
Total	$ 11,787	$ 6,550	$ (618)	$ 470	$ 6,698

Termination benefits consist primarily of one year’s post-employment health benefits for United Mine Workers of America (“UMWA”) employees and severance related to staff reductions of salaried personnel. Other employee-related costs include approximately $5.8 million expensed in 2003 related to an increase in benefit costs associated with the curtailment of the UMWA other post-retirement benefits plan and expected increases in other employee-related costs, such as workers’ compensation, that will be expensed when incurred. Other costs primarily represent incremental costs related to the closure of the mine that will be charged to operating costs when incurred.

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

	Total Costs	Restructuring & impairment charges expensed from inception to December 31, 2004	Restructuring & impairment charges expensed for the year ended December 31, 2004	Restructuring & impairment charges expensed for the year ended December 31, 2003
One-time termination benefits	$ 758	$ 758	$32	$726
Contract termination costs	76	76	(209)	285
Other associated costs	787	787	560	227
Write-off of property, plant and equipment and related parts and materials	4,438	4,438	(262)	4,700
Total	$ 6,059	$ 6,059	$ 121	$ 5,938

Other associated costs principally include site clean-up costs that were expensed as restructuring charges when incurred. Adjustments were made in 2004 to reduce restructuring and impairment expense by $0.3 million related to unanticipated scrap material recoveries from demolition of the manufacturing facility and $0.2 million related to an unexpected early termination of a power contract.

Also in 2003, the Company recorded an impairment charge of approximately $1.7 million to reduce the carrying value of the Company’s former headquarters building to its estimated net realizable value. The sale of this asset was completed in December 2003.

Activity in accrued restructuring was as follows (in thousands):

	For the years ended December 31,
	2005	2004	2003
Beginning balance	$ 1,588	$ 1,388	$ 1,225
Restructuring expenses accrued	6,568	2,519	2,146
Restructuring payments	(2,248)	(653)	(1,983)
Reversal of prior accruals	(1,448)	(1,666)	—
Ending balance	$ 4,460	$ 1,588	$ 1,388

In September 2001, an explosion and fire occurred at one of Jim Walter Resources’ mines in Alabama. The accident caused extensive damage to the mine and resulted in the deaths of thirteen employees. The re-entry costs were fully offset in cost of sales by amounts expected to be recovered through property and casualty insurance in through 2003. During 2004, $54.8 million of insurance proceeds had been collected in full satisfaction of the Company’s claims under its insurance policies.

NOTE 7—Restricted Short-Term Investments

Restricted short-term investments at December 31, 2005 and 2004 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($118.2 million and $93.4 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.4 million and $6.5 million, respectively).

NOTE 8—Instalment Notes Receivable and Mortgage Loans

Instalment notes receivable arise from sales of detached, single-family homes to JWH customers. Mortgage loans are originated by Walter Mortgage Company by providing land and home financing for JWH customers and by re-financing JWH customers. WMC also purchases loans from third parties, including mortgage companies and other homebuilders. These receivables require periodic payments, over periods of 10 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by Jim Walter Homes and its affiliates are usually for 100% of the purchase price of the home. The buyer’s ownership of the land and improvements necessary to complete the home constitute an equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed and variable-rate instalment notes ranging from 5.0% to 13.7% annual percentage rate, without points or closing costs. Origination costs are deferred and amortized over the average life of the note portfolio. The aggregate amount of instalment notes receivable and mortgage loans having at least one payment 91 or more days delinquent was 2.9% and 2.5% of total instalment notes receivable at December 31, 2005 and 2004, respectively.

The instalment notes receivable is summarized as follows (in thousands):

	December 31,
	2005	2004
Instalment notes receivable	$1,558,383	$1,619,148
Mortgage loans	148,028	109,257
Less: Allowance for losses	(12,489)	(11,200)
Instalment notes receivable, net	$1,693,922	$1,717,205

Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2005	2004	2003
Balance at beginning of year	$11,200	$10,907	$10,783
Provisions charged to income	10,724	12,402	15,660
Charge-offs, net of recoveries	(9,435)	(12,109)	(15,536)
Balance at end of year	$12,489	$11,200	$10,907

During 2005, the Company increased the provision by $1.3 million for estimated losses on instalment notes and mortgage loans receivable related to Hurricanes Katrina and Rita.

Charge-offs on instalment notes and mortgage loans occur when management believes it will be unable to collect all amounts contractually due and begins the foreclosure process. The charge-off is measured based upon the excess of the recorded investment in the receivable over the estimated fair value of the collateral as reduced by estimated selling costs. Recoveries on charge-offs are immaterial to aggregate charge-offs.

MSH has created a number of business trusts for the purpose of purchasing instalment notes and mortgage loans owned by MSH and/or Walter Mortgage Company with the net proceeds from the issuance of mortgage backed notes or asset-backed notes. MSH directly or indirectly owns all of the beneficial interests in these trusts. The assets of the trusts are not available to satisfy claims of general creditors of the Company and the liabilities for notes issued by the trusts are to be satisfied solely from the proceeds of the instalment notes owned by the trusts and are non-recourse to the Company.

NOTE 9—Receivables

Receivables are summarized as follows (in thousands):

	December 31,
	2005	2004
Trade receivables	$304,283	$134,959
Other receivables	31,933	36,944
Less: Allowance for losses	(1,894)	(1,684)
Receivables, net	$334,322	$170,219

Other receivables at December 31, 2005 and 2004 include $13.8 million and $14.5 million, respectively, of estimated cash and net working capital adjustment claims related to the sale of AIMCOR, and $1.1 million and $7.5 million, respectively, due from the agent handling the proceeds from the exercise of stock options. Additionally, $8.9 million of coal excise tax refund claims were included in other receivables at December 31, 2005 and 2004.

NOTE 10—Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2005	2004
Finished goods	$418,247	$122,956
Goods in process	45,646	37,597
Raw materials and supplies	56,790	44,095
Repossessed houses held for resale	30,610	28,899
Total inventories	$551,293	$233,547

NOTE 11—Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2005	2004
Land and minerals	$89,743	$75,784
Land improvements	28,957	28,991
Buildings and leasehold improvements	157,037	103,507
Mine development costs	13,657	8,624
Machinery and equipment	774,788	606,877
Construction in progress	89,011	19,692
Total	1,153,193	843,475
Less: Accumulated depreciation	(549,843)	(511,516)
Net	$603,350	$331,959

The Company leases automobiles under capital lease arrangements that expire over the next four years. These leases are reflected in the category machinery and equipment shown above.

NOTE 12—Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill is reviewed for impairment on an annual basis on January 1, or more frequently if significant events occur that indicate that impairment could exist. The fair value of each of the Company’s reporting units is determined using valuation models and expected future cash flow projections related to each reporting unit, which is then discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company’s reporting units are similar, although not identical, to its reporting segments.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Homebuilding	Financing	Mueller	Anvil	Industrial Products	Total
Balance as of January 1, 2003	$63,210	$10,895	$—	$—	$60,868	$134,973
Impairment charge	—	—	—	—	(2,457)	(2,457)
Balance as of December 31, 2003	63,210	10,895	—	—	58,411	132,516
Activity	—	—	—	—	—	—
Balance as of December 31, 2004	63,210	10,895	—	—	58,411	132,516
Acquisition of Mueller Water	—	—	710,450	87,800	—	798,250
Impairment charge	(63,210)	—	—	—	—	(63,210)
Balance as of December 31, 2005	$—	$10,895	$710,450	$87,800	$58,411	$867,556

See Note 4 for a discussion of the acquisition of Mueller Water on October 3, 2005. Goodwill relating to that acquisition was allocated to the reporting units acquired, Mueller and Anvil, based on the relative fair values of those reporting units on the date of acquisition.

As in prior years, the Company used a discounted cash flow approach in performing its annual impairment testing for fiscal year 2005. As a result of this annual testing, the Company recorded an impairment charge of $63.2 million to reduce the goodwill of the Homebuilding segment to zero. This impairment charge was necessary to properly reflect the fair value of Homebuilding, which had been generating losses during the last few years.

During the fourth quarter of 2003, the Company sold its Southern Precision resin-coated sand operations and announced the shutdown of its pattern shop, both of which had been included in the Industrial Products segment. In connection with the shutdown of the pattern shop, the Company wrote off the remaining goodwill related to Southern Precision of approximately $2.5 million.

Identifiable Intangibles

The Company’s identifiable indefinite- and definite-lived intangibles are as follows (in thousands):

		December 31, 2005		December 31, 2004
	Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Mueller technology	10	$52,797	$1,320	$-—	$-—
Anvil technology	10	3,504	88	—	—
Mueller customer relationships	19	348,232	4,582	-—	-—
Anvil customer relationships	19	48,392	636	—	—
Financing premiums on instalment notes receivable	(a)	300,000	291,171	300,000	287,530
		752,925	297,797	300,000	287,530
Indefinite-lived intangible assets
Mueller trade name and trademarks	N/A	364,422	—	—	—
Anvil trade name and trademarks	N/A	38,572	—	—	—
		$1,155,919	$297,797	$300,000	$287,530

(a)           The financing premiums on instalment notes receivable are amortized over the expected collections of Trust II. The remaining collection period at December 31, 2005 is less than three years.

Amortization of definite-lived intangible assets was $10.3 million, $5.0 million, and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in amortization expense for 2005 as compared to 2004 is primarily due to the Acquisition. Estimated amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $29.8 million, $29.7 million, $28.8 million, $26.5 million and $26.5 million, respectively.

NOTE 13—Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows:

	For the years ended December 31,
	2005	2004	2003
United States	$25,077	$57,152	$(26,796)
Foreign	2,809	—	—
	$27,886	$57,152	$(26,796)

Income tax expense (benefit) applicable to continuing operations consists of the following components (in thousands):

	For the years ended December 31,
	2005			2004			2003
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$21,109	$(8,656)	$12,453	$6,283	$12,960	$19,243	$(31,422)	$(1,709)	$(33,131)
State and local	8,110	(1,480)	6,630	487	(12,495)	(12,008)	4,895	(1,879)	3,016
Foreign	1,196	(137)	1,059	—	—	—	—	—	—
Total	$30,415	$(10,273)	$20,142	$6,770	$465	$7,235	$(26,527)	$(3,588)	$(30,115)

The income tax expense (benefit) at the Company’s effective tax rate differed from the statutory rate as follows:

	For the years ended December 31,
	2005	2004	2003
Statutory tax rate	35.0%	35.0%	(35.0%)
Effect of:
State and local income tax	3.5	0.7	2.5
Non-deductible goodwill impairment	77.5	—	3.2
Foreign sales benefit	(15.3)	(0.6)	(1.3)
Excess depletion benefit	(45.6)	(12.4)	(8.2)
Federal tax accrual reversal	—	—	(74.0)
Change in valuation allowances	12.0	(13.8)	—
Other	5.1	3.8	0.1
Effective tax rate	72.2%	12.7%	(112.7%)

Deferred tax liabilities (assets) related to the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Allowance for losses	$7,535	$4,013
Inventories	12,106	1,168
Net operating loss/capital loss/credit carryforwards	32,110	69,678
Accrued expenses	84,875	45,282
Postretirement benefits other than pensions	106,778	104,855
Pensions	43,981	17,057
	287,385	242,053
Less: valuation allowance	(6,978)	(10,949)
Total deferred tax assets	280,407	231,104
Deferred tax liabilities:
Interest income on instalment notes	(107,163)	(112,880)
Depreciation and amortization	(389,118)	(70,281)
Total deferred tax liabilities	(496,281)	(183,161)
Net deferred tax (liability) asset of continuing operations	$(215,874)	$47,943

A summary of activity in the valuation allowance for deferred tax assets (liabilities) is shown below (in thousands):

	For the years ended December 31,
	2005	2004	2003
Balance at beginning of period	$10,949	$22,369	$20,465
Additions charged to tax provision	3,348	—	1,904
Reductions	(7,319)	(11,420)	—
Balance at end of period	$6,978	$10,949	$22,369

The change in valuation allowances recorded as a component of income tax expense at December 31, 2005, consists primarily of $3.3 million of state tax benefits at Homebuilding for which the Company believes it is more likely than not that the deferred tax asset will not be realized. The change in valuation allowances not recorded as a component of income tax expense, but recognized as a reduction to goodwill, consists primarily of  a  decrease of $4.2 million at U.S. Pipe that the Company believes is more likely than not to be realized as a result of the Acquisition and a decrease of $3.0 million related to expiring state net operating loss carryforwards.

The change in valuation allowances at December 31, 2004 consists primarily of a $12.6 million reduction in valuation allowances for state tax benefits of Natural Resources and Sloss Industries Corporation previously reserved, partially offset by $4.7 million of state income tax benefits at Industrial Products and Homebuilding for which the Company believed it is more likely than not that the deferred tax asset will not be realized.

The Company has Federal net operating loss carryforwards of approximately $43.5 million that expire beginning 2023 and Alabama net operating loss carryforwards at Industrial Products, Natural Resources and Sloss Industries Corporation of approximately $172 million that expire beginning in 2009. The annual utilization of the loss carryforward is limited due to a 2004 change in ownership, but the Company believes that the losses will be utilized within the carryforward period due to expected profitability of operations and tax planning strategies. Homebuilding has state net operating loss carryforwards, for which a valuation allowance has previously been established, that are significantly limited due to the 2004 change in ownership and may expire before utilization. The Company also has alternative minimum tax credit carryforwards of $3.1 million which do not expire. If certain changes in ownership occur, utilization of the net carryforwards and credits may be further limited.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $82.0 million at December 31, 2005. Deferred taxes have not been provided on the foreign earnings because the Company intends to reinvest those earnings indefinitely.  It is not currently practical to estimate the amount of unrecognized deferred U. S. taxes that might be payable on the repatriation of these earnings.

On February 20, 2006, the IRS completed its audit of the Company’s Federal income tax returns and issued a 30-day letter proposing tax deficiencies in the amount of $80.4 million for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. The issues in the 30-day letter relate primarily to the Company’s method of recognizing revenue on the sale of homes and related interest on the instalment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company’s financial exposure is limited to interest and penalties.

On December 27, 1989, the Company and most of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Proceedings”) in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). The Company emerged from bankruptcy on March 17, 1995 (the “Effective Date”) pursuant to the Amended Joint Plan of Reorganization Dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the “Consensual Plan”). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan, including claims related to Federal income taxes.

A controversy exists with regard to Federal income taxes allegedly owed by the Company for fiscal years 1980 through 1994. In connection with the bankruptcy proceedings, the IRS filed a proof of claim in the Bankruptcy Court (the “Proof of Claim”) for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the “Adversary Proceeding”) and the various issues have been and are being litigated in the Bankruptcy Court.

The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. After adjustment for these items, the Company estimates that the amount of tax presently claimed by the IRS is approximately $34 million for issues currently in dispute in the Adversary Proceeding. This amount is subject to interest and penalties. Of the $34 million in claimed tax, $21 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Consequently, the Company believes that, should the IRS prevail on any such issues, the Company’s financial exposure is limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in other years. Substantially all of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

The Company believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

In July 2003, the Company favorably resolved a longstanding dispute with the Internal Revenue Service (“IRS”) concerning Federal income tax returns for fiscal years ended May 31, 1995 and 1996. The Company had previously established accruals for both taxes and interest associated with the relevant issues, which no longer were required.

NOTE 14—Debt

Debt, in accordance with its contractual terms, consisted of the following at each year end (in thousands):

	December 31,		Weighted Average Stated Interest Rate At December 31,	Estimated Final
	2005	2004	2005	Maturity
Mortgage-Backed/Asset Backed Notes:
Trust IV Asset Backed Notes	$256,100	$322,357	8.33%	2030
Trust VI Asset Backed Notes	171,937	198,366	7.42%	2035
Trust VII Asset Backed Notes	142,968	167,525	6.34%	2036
Trust VIII Asset Backed Notes	180,919	214,994	7.79%	2038
Trust IX Variable Funding Loan	—	36,974	—	—
Trust X Asset Backed Notes	258,076	292,178	6.30%	2036
Trust XI Asset Backed Notes	224,736	257,086	5.51%	2038
Trust XIV Variable Funding Loan	—	—	Various	2007
2004-1 Trust Asset Backed Notes	228,797	274,347	6.64%	2037
2005-1 Trust Asset Backed Notes	263,796	—	6.15%	2040
	1,727,329	1,763,827
Other Debt:
2005 Mueller Credit Agreement	1,047,375	—	6.54%	(5)
2005 Walter Credit Agreement	448,875	—	6.28%	(5)
10% Senior Subordinated Notes(1)	333,162	—	10.00%	2012
14 ¾% Senior Discount Notes(1)	165,697	—	14.75%	2014
Convertible Senior Subordinated Notes	175,000	175,000	3.75%	2024
Capital lease obligations	2,344	—	Various	Various
	2,172,453	175,000
Total	$3,899,782	$1,938,827

(1)             The 10% senior subordinated notes, par value $315 million, and 14 ¾% senior discount notes, par value $223 million,  were recorded at fair value at October 3, 2005 which was an increase of $18.9 million and $36.0 million, respectively, over historic carrying amount.

(2)             See discussion below for maturity dates.

The Company’s debt repayment schedule, excluding interest, as of December 31, 2005 is as follows (in thousands):

	Payments Due
	2006	2007	2008	2009	2010	Thereafter
Mortgage-backed/asset-backed notes	$247,841	$205,612	$199,302	$192,844	$184,878	$696,852
Senior bank debt(1)	117,000	14,000	14,000	14,000	14,000	1,323,250
10% Senior Subordinated Notes(2)	—	—	—	—	—	315,000
14 ¾% Senior Discount Notes(3)	—	—	—	—	—	223,000
Convertible Senior Subordinated Notes	—	—	—	—	—	175,000
Capital lease obligation	1,000	600	600	144	—	—
	$365,841	$220,212	$213,902	$206,988	$198,878	$2,733,102

(1)             In February 2006, the Company sold 2.65 million shares of common stock raising net cash proceeds of approximately $169.0 million. During the first quarter of 2006, the Company used proceeds of $102.9 million from this common stock offering to repay a portion of the term loan outstanding under the 2005 Walter Credit Agreement.

(2)             The principal amount required to be repaid upon maturity of the 10% Senior Subordinated Notes is $315.0 million.

(3)             The 14 ¾% Senior Discount Notes accrete in value to a principal amount of $223.0 million upon maturity.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

The Trusts beneficially owned by Mid-State and Mid-State Capital Corporation, the Company’s wholly-owned subsidiaries, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes (the “trust notes”), which consist of eight series of public offerings, and two $200.0 million warehouse credit facilities (the “variable funding loan facilities”). These borrowings provide financing for instalment notes receivable and mortgage assets purchased by Mid-State. These instalment notes receivable and mortgage assets are deposited into the Trusts. Upon deposit, these instalment notes and mortgage assets become assets of the Trusts and are not available to satisfy claims of general creditors of the Company. The trust notes and the variable funding loan facilities are to be satisfied solely from the proceeds of the underlying instalment notes receivable and mortgages and are non-recourse to the Company.

Mid-State Capital Corporation completed its Mid-State Capital Corporation 2005-1 Trust offering of $267.5 million in asset-backed bonds on December 5, 2005. The notes were issued in four separate classes with a single maturity date of January 2040 and with a weighted-average, fixed-interest coupon of 6.15%. The Trust IX variable funding loan facility matures on January 30, 2007. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.75% and a facility fee on the unused amount of 0.40%. The Trust XIV variable funding loan facility matures on November 27, 2006. Interest is based on the cost of A-1 and P-1 rated commercial paper plus 0.80% and a facility fee on the unused amount of 0.25%. There were no amounts outstanding under these facilities at December 31, 2005.

The variable funding loan facilities contain covenants that, among other things, restrict the ability of the borrower Trust to dispose of assets, engage in other businesses, create liens, engage in mergers or consolidations and otherwise restrict corporate activities. In addition, under certain circumstances, if the value of the mortgage assets securing the facilities has decreased, the lenders under the variable funding loan facilities have the right to require the Trust to transfer additional mortgages to the lender or to repay a portion of the outstanding borrowings. Events of default under the variable funding loan facilities include customary events of default such as non-payment, bankruptcy, compliance with covenants, material adverse change, as well as asset quality tests consisting of average consecutive three-month delinquency and default ratios of 2.5% and 5.0%, respectively. The borrower Trust’s failure to comply with the covenants in the variable funding loan facilities could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable. A default under the variable funding loan facilities that remains uncured might result in the curtailment of loan production activities and negatively affect the ability to securitize mortgage production. At December 31, 2005, the Trusts were in compliance with the covenants governing the mortgage backed/asset backed notes and variable funding loan facilities.

2005 Mueller Credit Agreement

On October 3, 2005, Mueller Group, LLC, (“Mueller Group”) a wholly owned subsidiary of Mueller Water, entered into a $1,195.0 million credit agreement (“2005 Mueller Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $1,050.0 million, $1,047.4 million of which was outstanding as of December 31, 2005, and (2) a $145.0 million revolving credit facility, which provides for loans and letters of credit. As of December 31, 2005, Mueller Group had issued $31.1 million in letters of credit, which reduces availability for borrowings under the revolving credit facility to $113.9 million. As of December 31, 2005, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on November 1, 2011 (or October 3, 2012, if the 10% senior subordinated notes due 2012 are paid in full or refinanced prior to such date).

Loans under the 2005 Mueller Credit Agreement bear interest, at Mueller Group’s option, at LIBOR plus 250 basis points or the alternate base rate plus 150 basis points for borrowings under the revolving credit facility; and LIBOR plus 225 basis points or the alternate base rate plus 125 basis points for term loans. In addition, Mueller Group pays a commitment fee at a rate equal to 0.50% per year on the unused portion of the revolving credit facility. The term loans are subject to mandatory prepayment with the net cash proceeds from the sale of property, incurrence of debt, issuances of equity securities and excess cash flow, subject to specified exceptions and limitations.

Mueller Water Products, Inc., Mueller Group Co-Issuer, Inc. and all of Mueller Group’s direct and indirect domestic restricted subsidiaries are guarantors of the 2005 Mueller Credit Agreement. The Company’s obligations are secured by substantially all of Mueller Group’s and the guarantors’ real, personal and intellectual property, and Mueller Group’s ownership interest in the guarantors.

The 2005 Mueller Credit Agreement contains customary negative covenants and restrictions on Mueller Group’s and its restricted subsidiaries’ ability to engage in specified activities, including, but not limited to, limitations on other indebtedness, liens, investments and guarantees; restrictions on dividends and redemptions of capital stock and prepayments and redemptions of debt; limitations on capital expenditures; and restrictions on mergers and acquisitions, sales of assets, sale and leaseback transactions and transactions with affiliates. The 2005 Mueller Credit Agreement also contains financial covenants requiring Mueller Group to maintain a minimum coverage of interest expense and maximum consolidated leverage ratios.

An amendment to the 2005 Mueller Credit Agreement made in January 2006 provides that in the event of an initial public offering, Mueller Group may pay annual dividends of $8.5 million to Mueller Water to pay its common shareholders.

2005 Walter Credit Agreement

On October 3, 2005, Walter Industries entered into a $675.0 million credit agreement (“2005 Walter Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $450.0 million, $448.9 million of which was outstanding as of December 31, 2005, and (2) a $225.0 million revolving credit facility, which provides for loans and letters of credit. As of December 31, 2005, the Company had issued $70.3 million in letters of credit, which reduces availability for borrowings under the revolving credit facility to $154.7 million. As of December 31, 2005, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on October 3, 2012.

Loans under the 2005 Walter Credit Agreement bear interest, at the Company’s option, at LIBOR plus 225 basis points or the alternate base rate plus 125 basis points for borrowings under the revolving credit facility; and LIBOR plus 200 basis points or the alternate base rate plus 100 basis points for term loans. In addition, the Company pays quarterly commitment fees at a rate equal to 0.50% per year on the unused portion of the revolving credit facility and a letter of credit fee.

The term loans are subject to mandatory prepayment with the net cash proceeds from the sale of property, incurrence of debt, issuances of equity securities and excess cash flow, subject to specified exceptions and limitations. All of the Company’s direct and indirect domestic restricted subsidiaries, as defined, are guarantors of the 2005 Walter Credit Agreement, which excludes the Borrower and Guarantors of the 2005 Mueller Credit Agreement. The Company’s obligations are secured by substantially all of the Company’s and guarantors’ real, personal and intellectual property, and the Company’s ownership interest in the guarantors.

The 2005 Walter Credit Agreement contains customary negative covenants and restrictions on the Company’s ability to engage in specified activities, including, but not limited to, as defined, limitations on other indebtedness, liens, investments and guarantees; restrictions on dividends and redemptions of capital stock and prepayments and redemptions of debt; limitations on capital expenditures; and restrictions on mergers and acquisitions, sales of assets, sale and leaseback transactions and transactions with affiliates. The 2005 Walter Credit Agreement also contains financial covenants requiring the Company to maintain a maximum consolidated leverage ratio, a maximum consolidated senior secured leverage ratio and a minimum fixed charge coverage ratio.

In February 2006, the Company sold 2.65 million shares of common stock for approximately $169.0 million. Of these proceeds, $67.9 million was used to repay the term loan on a mandatory basis and $35.0 million was used to repay the term loan on an optional basis.

Senior Subordinated Notes

On April 23, 2004, Mueller Group, a subsidiary of Mueller Water, issued $315.0 million aggregate principal amount of 10% senior subordinated notes which will mature on May 1, 2012. The fair value of the debt as of December 31, 2005 was $333.2 million. Interest is payable semi-annually. The notes may be redeemed, in whole or in part, at Mueller Group’s option, at any time on or after May 1, 2008 at the redemption prices set forth below:

Period	Redemption Price
2008	105.0%
2009	102.5%
2010 and thereafter	100.0%

In addition, up to 35% of the principal amount of these notes may be redeemed at Mueller Group’s option prior to May 2007 at 110.0% of the principal amount using the proceeds of public equity offerings. If the intended Mueller Water IPO is completed, Mueller Water expects to use a portion of the net proceeds to redeem a portion of the senior subordinated notes and to pay accrued interest and premium associated with such redemptions.

Upon a change in control, holders have the option of requiring Mueller Group to repurchase the notes at 101% of principal amount. To the extent that proceeds in excess of $10.0 million of specified asset sales are not invested in the business or used to repay indebtedness, Mueller Group will be required to offer to repurchase the notes at the principal amount using such proceeds. The holders did not tender any notes for repurchase following the acquisition of Mueller Group by the Company.

The senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis by all of Mueller Group’s existing domestic restricted subsidiaries. The senior subordinated notes include customary events of default, including failure to pay principal and interest on the senior subordinated notes, a failure to comply with covenants, a failure by Mueller Group or its restricted subsidiaries to pay material judgments or indebtedness and bankruptcy and insolvency events with respect to Mueller Group and its restricted subsidiaries.

Senior Discount Notes

On April 29, 2004, Mueller Water sold units consisting of $1,000 principal amount at maturity of senior discount public notes due 2014, and warrants to purchase shares of its Class A common stock, for gross proceeds of approximately $110.1 million. In connection with the Acquisition, all warrants were converted into a right to receive cash and are no longer outstanding. The notes accrete at a rate of 14 3/4% and compound semi-annually to April 2009 to a principal amount at maturity of $223.0 million. The fair value of the debt as of December 31, 2005 was $165.7 million. Interest is payable in cash semi-annually. The notes are senior unsecured obligations and are effectively subordinated to all liabilities of Mueller Water’s subsidiaries.

On or prior to April 15, 2007, Mueller Water may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of one or more public equity offerings at a price (expressed as a percentage of accreted value on the redemption date) of 114.75%. On April 15, 2009, the notes will be subject to redemption at 107.375% of the accreted value declining ratably to par in 2012. If the intended Mueller Water IPO is completed, Mueller Water expects to use a portion of the net proceeds to redeem a portion of the senior discount notes and to pay the premium associated with such redemption.

Upon a change in control, holders have the option of requiring Mueller Water to repurchase the notes at a price equal to 101% of the accreted value of the notes plus accrued interest, if any, to the date of the repurchase. In addition, to the extent that Mueller Water does not reinvest the proceeds of specified asset sales in its business or use those proceeds to repay indebtedness, Mueller Water will be required to use the proceeds to make an offer to repurchase the notes at a repurchase price equal to the accreted value of the notes plus accrued interest. The holders did not tender any notes for repurchase following the acquisition of Mueller Water by the Company.

The indenture restricts Mueller Water’s ability and the ability of its restricted subsidiaries to incur additional indebtedness and issue preferred stock, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or restricted payments, enter into agreements that restrict the ability of its subsidiaries to make dividends or loans, transfer assets or repay debt to Mueller Water, sell assets, enter into transactions with affiliates or effect a consolidation or merger. The notes include customary events of default, including failure to pay principal and interest on the notes, a failure to comply with covenants, a failure by Mueller Water or its restricted subsidiaries to pay material judgments or indebtedness and bankruptcy and insolvency events with respect to Mueller Water and its restricted subsidiaries.

Convertible Notes

On April 20, 2004, the Company issued $175 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due May 1, 2024 (the “convertible notes”), unless earlier converted, redeemed or repurchased. Interest on the principal amount of the convertible notes accrues at a rate of 3.75% per year, payable in cash semi-annually in arrears on May 1 and November 1 of each year. No sinking fund is provided for the convertible notes. Prior to May 6, 2011, the convertible notes will not be redeemable. Commencing on May 1, 2011 and for each of the six-month interest periods thereafter, the Company will pay contingent interest for the applicable interest period if the average trading price of the convertible notes during the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the convertible notes. The contingent interest payable per convertible note will equal an annual rate of 0.40% of the average trading price of such convertible note during the applicable five trading day reference period.

The notes are unsecured obligations of the Company, subordinated in right of payment to the Company’s existing and future unsecured, unsubordinated indebtedness, equal in right of payment to all existing and future unsecured, senior subordinated indebtedness and senior in right of payment to any future subordinated indebtedness. The convertible notes are not guaranteed by any of the Company’s subsidiaries.

Each $1,000 principal note may convert for shares of the Company’s common stock at a conversion rate of 56.0303 shares, which represents a conversion price of approximately $17.85 per share. The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a distribution by the Company to all holders of its common stock of capital stock or similar equity interests in a subsidiary or other business unit of the Company (such as the intended spin-off of Mueller Water). Upon the surrender of notes for conversion, the Company has the right to deliver cash or a combination of cash and shares of common stock in amounts specified in the Indenture in lieu of shares of common stock.

The notes are currently convertible into shares of the Company’s common stock, as conversion conditions specified in the Indenture regarding market price have been satisfied.   Subject to certain exceptions and conditions specified in the Indenture, the applicable conversion rate will be subject to adjustment upon the occurrence of any certain events. In addition, holders of the convertible notes may require the Company to repurchase for cash all or a portion of their convertible notes on May 1, 2014 and May 1, 2019 at 100% of their principal amount.

Upon the occurrence of a fundamental change, as defined, at any time prior to maturity, holders of the convertible notes have the right, at their option, to require the Company to repurchase for cash all or a portion of their convertible notes at 100% of their principal amount due to a fundamental change.

The indenture governing the convertible notes restricts, among other things, the Company’s ability to effect a consolidation or merger or to sell, convey, transfer or lease its properties and assets substantially as an entirety to another person or to incur indebtedness that expressly ranks subordinate or junior in right of payment to any of the Company’s other indebtedness, unless such indebtedness expressly ranks equal to or subordinate in right of payment to the convertible notes.

The indenture includes customary events of default, including failure to pay principal and interest on the convertible notes and failure to convert the convertible notes into shares of the Company’s common stock upon the exercise of a holder’s conversion right.

At December 31, 2005, the Company was in compliance with the covenants in all of its debt agreements.

Capital Leases

Mueller Water leases automobiles under capital lease arrangements that expire over the next four years.

Interest Rate Hedge Agreements

On October 27, 2005, Mueller Group entered into six interest rate hedge agreements (“swaps”) with a cumulative notional amount of $350 million. The terms of the interest rate hedge agreements range between one and seven years with five separate counter-parties. The objective of the swaps is to protect the Company against rising LIBOR interest rates that would have a negative effect on its cash flows due to changes in interest payments on its 2005 Mueller Credit Agreement. The structure of the swaps are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million and a seven year 4.960% LIBOR swap of $75 million. These swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated fixed rate and to receive payments based on three-month LIBOR from the counter-parties. These swaps will be settled quarterly over their lives and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps through the date of maturity will be recorded in accumulated other comprehensive income (loss). These swaps comply with covenants contained in the 2005 Mueller Credit Agreement.

Prior to October 27, 2005, Mueller Group also had two interest rate hedge agreements: a two-year 3.928% LIBOR swap that matures in May 2007 and a two-year 4.249% LIBOR swap that matures in April 2007. The changes in the fair value of these two swaps were recorded as interest expense in the Statements of Operations until such interest rate hedge agreements became effective in October 2005 and November 2005, respectively. Upon reaching effectiveness, changes in fair value have been and will be recorded in accumulated other comprehensive income (loss). In 2005, the Company reduced interest expense by $0.4 million related to these ineffective hedges.

On November 1, 2005, the Company entered into an interest rate hedge agreement with a notional value of $75 million. The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Walter Credit Agreement. The structure of the hedge is a three-year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three-month LIBOR rates are below the floor and to receive payments from the counter-party when the three-month LIBOR is above the cap. It is anticipated that the hedge will be settled upon maturity and is being accounted for as a cash flow hedge. As such, changes in the fair value of the hedge that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

During 2005, the Company recorded an unrealized gain from its interest rate hedge agreements, net of tax, of $0.6 million in accumulated other comprehensive income (loss).

2003 Credit Agreement

In April 2003, the Company entered into a $500 million bank credit facility (the “2003 Credit Facility”) which consisted of a $245 million senior secured revolving credit facility originally maturing in April 2008 and a $255 million senior secured Term Loan originally maturing in April 2010. In April 2004, the Company repaid the remaining balance of the term loan from the proceeds of the convertible debt issue. At December 31, 2004, there were no borrowings under the $245 million Revolving Credit Facility. At December 31, 2004, letters of credit with a face amount of $66.3 million were outstanding and approximately $178.7 million was available under the Revolving Credit Facility. On October 3, 2005, this facility was replaced with the 2005 Walter Credit Agreement. At such time, borrowings outstanding under the 2003 Credit agreement of $10.0 million were repaid with proceeds from the 2005 Walter Credit Agreement.

NOTE 15—Pension and Other Employee Benefits

The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense for the years ended December 31, 2005, 2004 and 2003 was $15.4 million, $17.0 million and $18.0 million, respectively. The Company funds its retirement and employee benefit plans in accordance with the requirements of the plans and, where applicable, in amounts sufficient to satisfy the “Minimum Funding Standards” of the Employee Retirement Income Security Act of 1974 (“ERISA”). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

The Company also provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company’s postretirement benefit plans are not funded. New salaried employees have been ineligible to participate in postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for postretirement healthcare coverage.

On October 3, 2005, the Company acquired Mueller Water and assumed responsibility for pension obligations for current and former pre-acquisition Mueller Water employees that had qualified under existing pension plans.

In April 2004, the Company sold the assets of Vestal Manufacturing Company and the hourly pension plan was assumed by the buyer. As discussed in Note 5, the Company sold AIMCOR and JW Aluminum in 2003. The AIMCOR pension plans were assumed by the buyer. The JW Aluminum pension plan was retained by the Company and benefits were frozen as of December 31, 2003. As discussed in Note 6, the Company shut down its Southern Precision operations and benefits under the Southern Precision pension plan were frozen effective December 31, 2003. Also in 2003, the Company announced a planned shutdown of Natural Resources’ Mine No. 5. In connection with that, curtailment expenses related to other post-employment benefits of approximately $5.8 million were recorded in the statement of operations as restructuring and impairment expense.

The Company uses a September 30 measurement date for all of its pension and postretirement benefit plans. The amounts recognized for such plans are as follows:

	Pension Benefits		Other Benefits
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(in thousands)
Accumulated benefit obligation	$520,552	$347,028	$312,989	$274,740
Change in projected benefit obligation:
Benefit obligation at beginning of year	$379,778	$362,420	$274,740	$253,992
Addition of Plan - Mueller Water	123,362	—	—	—
Service cost	7,898	7,504	1,792	1,936
Interest cost	23,563	22,227	16,018	14,782
Amendments	1,305	552	99	—
Actuarial loss	38,187	14,073	35,875	16,441
Benefits paid	(23,942)	(21,817)	(15,535)	(12,826)
Other (a)	—	(5,181)	—	415
Benefit obligation at end of year	$550,151	$379,778	$312,989	$274,740
Change in plan assets:
Fair value of plan assets at beginning of year	$291,356	$259,342	$—	$—
Addition of Plan - Mueller Water	83,257	—	—	—
Actual gain on plan assets	39,362	28,136	—	—
Employer contributions	7,025	30,341	15,535	12,826
Benefits paid	(23,942)	(21,737)	(15,535)	(12,826)
Other (a)	—	(4,726)	—	—
Fair value of plan assets at end of year	$397,058	$291,356	$—	$—
Funded (unfunded) status	$(153,093)	$(88,422)	$(312,989)	$(274,740)
Unrecognized net actuarial loss	132,098	115,026	69,228	31,892
Unrecognized prior service cost	5,960	5,312	(37,003)	(43,986)
Unrecognized transition amount	—	—	—	—
Contribution after measurement date	—	—	5,428	4,235
Prepaid (accrued) benefit cost	$(15,035)	$31,916	$(275,336)	$(282,599)
Amounts recognized in the balance sheet:
Prepaid benefit cost	$27,701	$31,916	$—	$—
Accrued benefit cost	(147,943)	(87,249)	(275,336)	(282,599)
Intangible asset	5,987	5,350	—	—
Accumulated other comprehensive income, before tax effects	99,220	81,899	—	—
Net amount recognized	$(15,035)	$31,916	$(275,336)	$(282,599)

(a)           Other principally consists of (1) the transfer of assets due to the sale of Vestal Manufacturing Company in 2004 and (2) the settlement of other postretirement benefits for some salaried retirees’ life insurance benefits.

Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows (in thousands):

	December 31,
	2005	2004
Projected benefit obligation	$545,596	$377,046
Accumulated benefit obligation	512,743	344,296
Fair value of plan assets	387,342	287,833

The amounts in each year reflected in other comprehensive income are as follows (in thousands):

	Pension Benefits
	December 31,	December 31,	December 31,
	2005	2004	2003
Increase in minimum liability (before tax effects) included in other comprehensive income	$17,321	$2,255	$5,992

A summary key of assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.40%	6.00%	6.35%	5.40%	6.00%	6.35%
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.00%	6.35%	7.25%	6.00%	6.35%	7.25%
Expected return on plan assets	8.90%	8.90%	9.25%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	9.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate	—	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	2010	2010	2009

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	For the years ended December 31,			For the years ended December 31,
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$8,727	$7,862	$7,471	$1,792	$1,936	$1,835
Interest cost	23,563	22,227	22,360	16,018	14,782	15,240
Expected return on plan assets	(26,064)	(22,871)	(19,700)	—	—	—
Amortization of transition amount	—	(2)	(690)	—	—	—
Amortization of prior service cost	657	690	851	(6,848)	(6,831)	(6,535)
Amortization of net loss (gain)	6,985	6,491	6,001	1,986	(2,162)	(2,639)
Other	—	—	—	—	—	—
Curtailment settlement loss	—	1,133	328	—	415	—
Net periodic benefit cost	13,868	15,530	16,621	12,948	8,140	7,901
Discontinued operations	—	—	—	—	—	179
Net periodic benefit cost for continuing operations	$13,868	$15,530	$16,621	$12,948	$8,140	$8,080

The discount rate is based on a proprietary bond defeasance model designed by the Plans’ investment consultant to create a portfolio of high quality corporate bonds which, if invested on the measurement date, would provide the necessary future cash flows to pay accumulated benefits when due. The premise of the model is that annual benefit obligations are funded from the cash flows generated from periodic bond coupon payments, principal maturities, and the interest on excess cash flows, i.e. carry forward balances. The carry forward balance in year 2033 equals the present value of benefit obligations in years 2034 and later.

The model uses a statistical program to determine the optimal mix of securities to offset benefit obligations. The model is populated with an array of Moody’s Aa-rated corporate fixed income securities that are actively traded in the bond market on the measurement date. None of the securities used in the model had embedded call, put or convertible features, and none were structured with par paydowns or deferred income streams. All of the securities in the model are considered appropriate for the analysis as they are diversified by maturity date and issuer, and offer predictable cash flow streams. For diversification purposes, the model was constrained to purchasing no more than 20 percent of any outstanding issuance. Carry forward interest is credited at a rate determined by adding the appropriate implied forward Treasury yield to the Aa-rated credit spread as of the measurement date.

The expected return on pension assets is based on the long-term actual average rate of return on the Plans’ pension assets and projected returns using asset mix forecasts and historical return data.

The Company’s pension plans’ weighted-average asset allocations at September 30, 2005 and 2004, by asset category, are as follows:

Asset Category:	2005	2004
Equity securities	69%	68%
Debt securities	30%	30%
Other	1%	2%
Total	100%	100%

The plan assets of the pension plans, excluding Mueller Water, are contributed to, held and invested by the Walter Industries, Inc. Subsidiaries Master Pension Trust (“Pension Trust”). The Mueller Water pension plan’s weighted-average asset allocations at September 30, 2005 by equity, debt, and other securities are 65.0%, 33.3%, and 1.7%, respectively. The Pension Trust employs a total return investment approach whereby a mix of equity and fixed income investments are used to meet the long-term funding requirements of the Pension Trust. The asset mix strives to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio is diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Fixed income holdings are diversified by issuer, security type and principal and interest payment characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies.

As of September 30, 2005 the Trust’s strategic asset allocation was as follows:

	Strategic	Tactical
Asset Class	Allocation	Range
Total Equity	70%	65-70%
Large Capitalization Stocks	45%	40-50%
Mid Capitalization Stocks	10%	8-12%
International Stocks	15%	12-18%
Total Fixed Income	30%	25-35%
Total Cash	0%	0-2%

These ranges are targets and deviations may occur from time-to-time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually. The Company is in the process of changing Mueller Water’s strategic asset allocation to the allocation above.

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

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$2,243	$(1,830)
Effect on postretirement benefit obligation	31,542	(26,461)
Discount rate:
Effect on postretirement service and interest cost components	372	(684)
Effect on postretirement benefit obligation	(34,488)	38,978
Effect on current year postretirement benefits expense	(1,965)	1,951
Effect on pension service and interest cost components	(373)	296
Effect on pension benefit obligation	(53,997)	64,430
Effect on current year pension expense	(3,620)	4,223
Expected return on plan assets:
Effect on current year pension expense	(3,007)	3,007
Rate of compensation increase:
Effect on pension service and interest cost components	1,019	(873)
Effect on pension benefit obligation	9,500	(8,288)
Effect on current year pension expense	1,731	(1,469)

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 is effective for the first interim or annual period ending after June 15, 2004. The Company has determined that it sponsors health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. However, the effect of the subsidy on the measurement of net periodic postretirement benefit cost for 2005 and 2004 was zero, since the Company is not expected to benefit from the subsidy until 2006.

The Company and certain of its subsidiaries maintain profit sharing and 401(k) plans. The total cost of these plans in 2005, 2004 and 2003 was $4.0 million, $2.0 million and $2.5 million, respectively.

Under the labor contract with the United Mine Workers of America, JWR makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon its withdrawal from the plan. At December 31, 2005, one of three plans to which the Company makes contributions is unfunded; however, the amount allocable to the Company cannot be determined, as information regarding the unfunded liability, its components, the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits are not available to the Company. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested benefits liabilities.

The Company’s minimum pension plan funding requirement for 2006 is $1.2 million, which the Company expects to fully fund. The Company also expects to contribute $18.4 million to its other post-employment benefit plan in 2006. The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy	Medicare Part D Subsidy
2006	$30,663	$18,991	$624
2007	33,397	19,849	632
2008	32,343	20,768	642
2009	33,232	21,690	644
2010	34,079	22,329	642
Years 2011—2015	186,581	118,104	3,008

NOTE 16—Stockholders’ Equity

On July 21, 2003, the Company’s Board of Directors authorized an increase in the Common Stock Open Market share buyback program to $25.0 million. During, 2004 and 2003, the Company acquired 6,959,000 and 2,529,000 shares, respectively, pursuant to the open market share repurchase program. At December 31, 2005, $7.5 million remains available under this authorization.

In April 2004 the Company purchased 4,960,784 shares of its common stock for approximately $63.0 million, of which 3,960,784 shares costing $50.0 million were purchased from certain affiliates of Kohlberg, Kravis, Roberts and Co. (“KKR”). In October 2004, the Company purchased 1,997,805 shares of its common stock from certain KKR affiliates for approximately $32.3 million in a private transaction that occurred concurrently with an offering by KKR of its 8,000,000 remaining shares of the Company’s common stock. Following the offering, KKR did not own any shares of the Company’s common stock.

During the three years ended December 31, 2005, the Company issued stock for the exercise of stock options as follows:  2005, 1,813,000 shares; 2004, 2,244,000 shares; and 2003, 93,000 shares. During 2005, the Company also issued 51,000 shares of its common stock upon the vesting of restricted stock units.

NOTE 17—Restrictions on Dividend Payments

As discussed in Note 14, the 2005 Walter Credit Agreement limits, but does not prohibit, the Company’s ability to pay dividends to its stockholders. Additionally, the 2005 Mueller Credit Agreement restricts Mueller Group, LLC’s ability to pay cash dividends to $7.5 million per fiscal year or in the event of an IPO of Mueller Water, $8.5 million, resulting in restricted Mueller Water net assets of approximately $709 million at December 31, 2005. Restricted assets, not available for dividend to Walter, in the Financing segment totaled approximately $120 million at December 31, 2005, which represents restricted short-term investments, as described in Note 7.

NOTE 18—Net Income (Loss) Per Share

A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands, except per share data):

	For the years ended December 31,
	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$7,046	$7,046	$49,917	$49,917	$(29,005)	$(29,005)
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax (a)	—	—	—	3,021	—	—
	$7,046	$7,046	$49,917	$52,938	$(29,005)	$(29,005)
Denominator:
Average number of common shares
outstanding	38,485	38,485	38,582	38,582	43,026	43,026
Effect of dilutive securities:
Stock options (b)	—	919	—	885	—	338
3.75% convertible senior subordinated notes (a)	—	—	—	6,788	—	—
	38,485	39,404	38,582	46,255	43,026	43,364
Net income (loss) per share	$0.18	$0.18	$1.29	$1.14	$(0.67)	$(0.67)

(a)           Represents the interest, net of tax, and shares issuable upon conversation related to the Company’s $175 million contingent convertible senior subordinated notes. In 2005, the interest and the 9.8 million shares issuable were not included in the calculation of diluted income per share as they would have an anti-dilutive effect.

(b)          Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.  Although these securities have an anti-dilutive effect on net income (loss) for the year ended December 31, 2003, they are included in the calculation because such shares have a dilutive effect on the calculation of per share income from continuing operations.

NOTE 19—Stock-Based Compensation Plans

Equity Award Plans

The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the “2002 Plan”),  under which an aggregate of 3,000,000 shares of the Company’s common stock have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards.

Under the Long-Term Incentive Stock Plan approved by stockholders in October 1995 and amended in September 1997, an aggregate of 6,000,000 shares of the Company’s common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.

Under both plans, an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three or five years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted.

Information on stock options is summarized as follows:

	For the years ended
	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year.	2,790,858	$10.619	5,057,780	$11.423	4,808,594	$11.786
Granted	200,930	40.049	528,547	12.084	948,350	9.880
Exercised	(1,812,980)	10.477	(2,244,379)	12.214	(93,334)	8.863
Canceled	(299,240)	17.449	(551,090)	13.000	(605,830)	12.252
Outstanding at end of year	879,568	15.800	2,790,858	10.619	5,057,780	11.423
Exercisable at end of year	355,819	9.823	1,600,977	10.662	3,467,764	12.257

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average Remaining	Exercisable at	Average
Range of	December 31,	Exercise	Contractual	December 31,	Exercise
Exercise Prices	2005	Price	Life (years)	2005	Price
$5.592 – 11.183	421,550	$9.026	4.7	265,218	$8.638
11.183 – 16.775	287,033	12.201	7.2	76,801	12.590
16.775 – 22.366	13,800	17.183	1.6	13,800	17.183
33.549 – 39.141	114,185	37.980	9.2	—	—
44.732 – 50.324	43,000	46.896	9.7	—	—
	879,568	15.800	6.3	355,819	9.823

Under both plans, the Company may issue restricted stock units, which fully vest after seven years of continuous employment with the Company. Approximately 169,000 and 260,000 units were granted in fiscal years 2005 and 2004, respectively. Approximately 245,000 and 222,000 units were outstanding at December 31, 2005 and December 31, 2004, respectively.

The restricted units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance. Compensation expense is charged in the income statement based on the vesting period of the restricted stock units with a corresponding credit to capital in excess of par value. During 2005 and 2004, the Company recorded stock-based compensation expense of approximately $1.5 million and $0.7 million, respectively.

Employee Stock Purchase Plan

The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996 and amended in April 2004. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant’s actual payroll deduction as authorized, and remits such funds to a designated brokerage firm which purchases in the open market, as agent for the Company, as many shares of the Company’s common stock as such funds will permit for the accounts of the participants. The total number of shares that may be purchased under the plan is 3,500,000. Total shares purchased under the plan during the years ended December 31, 2005, 2004 and 2003 were approximately 43,000, 122,000 and 211,000, respectively, and the Company’s contributions were approximately $0.3 million, $0.3 million and $0.4 million, respectively, during such years.

NOTE 20—Commitments and Contingencies

Income Tax Litigation

The Company is currently engaged in litigation with regard to Federal income tax disputes (see Note 13 for a more complete explanation).

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in 2005, 2004 and 2003 were approximately $11.7 million, $14.6 million and $10.8 million, respectively. The increase in expenses from 2003 to 2004 was primarily due to a $4.0 million charge related to legacy environmental issues in Anniston, Alabama. Because environmental laws and regulations continue to evolve and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $3.1 million per year in the next five years. Capital expenditures for the years ended December 31, 2005, 2004 and 2003 for environmental requirements were approximately $4.4 million, $3.8 million and $2.0 million, respectively.

U.S. Pipe has implemented an Administrative Consent Order (‘‘ACO’’) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and U.S. Pipe has completed, and has received final approval on, the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party (‘‘PRP’’) by the EPA under CERCLA with respect to cleanup of lead and other hazardous substances in Anniston, Alabama. Pipe is among many PRP’s at such site and a significant number of the PRP’s are substantial companies. The PRP’s have negotiated an administrative consent order (ACO) with the EPA and the PRP’s have agreed to divide clean-up costs pro-rata subject to later adjustment based on the relative contribution by each PRP to the contamination. Management estimates the Company’s share of liability for cleanup, after allocation among several PRPs, will be approximately $4.0 million, which was accrued in 2004. Management does not believe that U.S. Pipe’s share of any liability under the ACO will have a material adverse effect on the financial condition of the Company, but could be material to results of operations in future reporting periods.

Solutia, Inc and Pharmacia Corporation filed suit against the Company and its subsidiaries on January 5, 2003 (Solutia, Inc and Pharmacia Corporation v. United States Pipe and Foundry Company, Walter Industries, Inc, et al, Case No. CV-03-PWG-1345-E) in US District court for the Northern District of Alabama. This is a civil action for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of PCBs and heavy metals mandated by EPA in Anniston, Alabama. The ACO provides protection against contribution claims by third parties, such as Solutia. As a result, management believes that the likelihood of liability in the Solutia litigation is remote.

The Company has been named in a suit filed by Isaiah Evans on April 8, 2005 (Isaiah Evans et al v. Walter Industries, Inc., United States Pipe and Foundry Company, Inc., et al, Case No. CV:05-258) in the Circuit Court of Calhoun County, Alabama. This is a purported civil class action case filed against 18 foundries in the Anniston, Alabama area alleging state law tort claims in the creation and disposal of foundry sand alleged to contain lead and PCB’s.  The plaintiffs are seeking damages for personal injury and property damage. Management has not yet formed a view with respect to the probability of liability in this matter.

Certain of the products sold by the Company’s subsidiary Mueller Water contain lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some Mueller Water products offered for sale in California. In certain cases, Mueller Water has entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes. Further, similar issues may be raised by other advocacy groups in other jurisdictions under legislation similar to Proposition 65.

Over the next two to three years, the Company expects to incur between $8.5 million and $12.5 million of capital costs at its steel and iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004. The Company is in the process of performing an analysis to assess the impact of these standards on the financial results of the Company.

In the acquisition agreement pursuant to which Tyco International (“Tyco”) sold Mueller Water to its prior owners in August 1999, Tyco agreed to indemnify Mueller Water and its affiliates for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, Mueller Water may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by the Company or the operation of its business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction.

Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act (“RCRA”) compliance program mandated by the EPA. A RCRA Facility Investigation (“RFI”) Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. At the end of 2004, EPA re-directed Sloss’ RFI efforts toward completion of the Environmental Indicator (EI) determinations for Current Human Exposures. This EI effort was completed to assist EPA in meeting goals set by the Government Performance Results Act (GPRA) for RCRA by the year 2005. Sloss implemented the approved EI Sampling Plan in April 2005. EPA approved/finalized the EI determinations for Sloss’ Birmingham facility in September 2005. In an effort to refocus the RFI, EPA has now provided technical comments on the report recently submitted as part of the EI effort. Sloss and EPA will meet within the next few months to discuss the comments and determine the next phase of RFI activities.

Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to these or other sites, management does not believe at this time that the cleanup costs, if any, associated with these or other sites will have a material adverse effect on the financial condition or results of operations of the Company, but such cleanup costs could be material to results of operations in a reporting period.

In 2004, the Company entered into a settlement and release agreement with a former insurer whereby the Company released the insurance company from liability for certain environmental contamination, asbestos and silica claims that may have been asserted in the future in exchange for a payment to the Company. The Company collected $1.9 million net of legal fees, which was recorded as a reduction to selling, general and administrative expenses in the Industrial Products segment.

In 2005, the Company entered into a settlement and release agreement with a former insurer whereby the former insurer agreed to pay $5.1 million, net of legal fees, to the Company for environmental historical insurance claims previously expensed as incurred by the Company. Such claims had not previously been submitted to the insurance company for reimbursement. The Company released the insurer of both past and future claims. During 2005, the Company received $2.8 million in cash and the remainder is expected to be received in the second quarter of fiscal 2006. The Company recorded a $5.1 million reduction to selling, general and administrative expenses in 2005 in the Industrial Products.

Miscellaneous Litigation

Drummond Company, Inc. filed suit in state court in Tuscaloosa County, Alabama on October 29, 2001, against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). Drummond claims that it is entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly-owned subsidiary of the Company, and alleges in excess of $350 million in damages. The Company filed a counterclaim seeking injunctive relief, substantial actual damages and punitive damages against Drummond based on fraud. The Company and its subsidiaries were granted summary judgment on all of Drummond’s claims on March 29, 2005. A jury trial denied United Land Corporation’s counter-claim on April 8, 2005. Drummond and the Company have appealed. Drummond’s claims do not affect the underground mining operations of the Jim Walter Resources subsidiary. Management does not believe that this litigation will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

Per the agreement between the Company and Oxbow Carbon and Minerals LLC for the sale of the AIMCOR business, the final sales price is subject to certain post-closing cash and working capital adjustments defined in the agreement and are subject to resolution through an arbitration process provided for in the agreement. The Company recorded a receivable in 2003 of approximately $16 million for estimated net cash and working capital adjustments due to the Company based upon the monthly closing financial statements provided by AIMCOR’s management as of November 30, 2003. That receivable has been reduced by insurance proceeds to approximately $14 million. Oxbow claimed that the cash and net working capital adjustment, based on statements Oxbow prepared as of December 2, 2003, should result in a payment to Oxbow in excess of $20 million. The Company filed for arbitration against

Oxbow in May of 2004. On March 2, 2005, the arbitrator issued an award on the initial $35 million in disputed items that had been submitted to arbitration and awarded $22.7 million to the Company and $12.3 million to Oxbow. Items totaling $86 million remain in dispute, of which approximately $10 million would need to be adjudicated in the Company’s favor in order to fully collect the receivable. The parties have chosen an arbitrator for the second phase of the purchase price arbitration. The ultimate collection of the receivable, or any amount in excess of the receivable, is subject to the resolution of the. Management intends to vigorously pursue full recovery. Management does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against the Company’s subsidiaries, James Jones Company, Mueller Co. et al. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997.  In addition, the City of Banning (“City of Banning”) filed suit against the Company’s subsidiary, James Jones Company et. al., (Superior Court, Los Angeles County; Case No. BC 321513) on September 15, 2004.  The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities against the James Jones Company and alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. Mueller Co., which had also been named as a defendant in the Armenta matter, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the court's ruling, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco described below.

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of the Mueller and Anvil segment business as then existing to prior owners, Tyco is obligated to indemnify and defend Mueller Water for all liabilities arising in connection with the operation of these businesses prior to the transaction closing date, including with respect to products manufactured or sold prior to that closing.  This indemnity survives forever and is not subject to any dollar limits.  In the past, Tyco has made substantial payments and assumed defense of claims pursuant to this indemnification obligation.  However, the Company may be responsible for these liabilities in the event that Tyco (or any successor entity) ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco's indemnity does not cover Mueller Water liabilities to the extent relating to products manufactured after the August 1999 transaction or otherwise caused by Mueller Water or the operation of the Mueller Water business after the August 1999 Tyco sale.  Further, the Tyco indemnity does not cover liabilities arising with respect to businesses or sites acquired by Mueller Water after the August 1999 Tyco sale, which would include the U.S. Pipe business and facilities.

In December 2005, Mueller Water settled the previously reported dispute concerning the amount of Anvil’s withdrawal liability in respect of the Teamsters Local 11 Pension Fund and the 2003 closure of the Anvil facility in Kearny, New Jersey. An accrual for the settlement was recognized in 2005.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the

Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company’s consolidated financial statements.

Commitments and Contingencies—Other

As part of the Star Pipe, Inc acquisition on January 15, 2004, Anvil has agreed to a future payment to be made to the seller of a business Anvil acquired to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of each payment period, in accordance with the purchase agreement. No payment was earned for the years ended December 31, 2005 or December 31, 2004.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Operating Leases and Purchase Obligations

The Company accounts for operating leases in accordance with SFAS 13, “Accounting for Leases,” which includes guidance for evaluating free rent periods, amortization period of leasehold improvements and incentives related to leasehold improvements. The Company’s operating leases are primarily for mining equipment, automobiles and office space.

Rent expense was $14.2 million, $16.2 million, and $13.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum payments under non-cancelable operating leases and purchase obligations as of December 31, 2005 are (in thousands):

	Operating	Purchase
	Leases	Obligations
2006	$18,289	$57,536
2007	14,005	2,935
2008	10,994	—
2009	6,931	—
2010	4,216	—
Thereafter	6,292	—

NOTE 21—Financial Instruments

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value disclosures:

Cash and cash equivalents, restricted short-term investments, trade receivables, other receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

Instalment notes receivable—The estimated fair value of instalment notes was $2.0 billion and $2.0 billion at December 31, 2005 and 2004, respectively, based upon valuations prepared as of those dates and were determined by a comparison with the quoted market price of financial instruments believed to be comparable to and have similar characteristics as the Company’s instalment notes receivable. The value of mortgage-backed assets such as instalment notes receivable is very sensitive to changes in interest rates.

Debt—The estimated fair value of mortgage-backed/asset-backed notes approximated $1.8 billion and $1.9 billion at December 31, 2005 and 2004, respectively, based on current yields for comparable debt issues or prices for actual transactions. The value of mortgage-backed debt obligations is very sensitive to changes in interest rates.

The estimated fair value of the Company’s 3.75% convertible senior subordinated notes due May 1, 2024 was estimated based on several standard market variables including the Company’s common stock price, its volatility and yields on comparable debt. The estimated fair value of the Company’s convertible notes were approximately $496.3 million and $352.0 million at December 31, 2005 and 2004, respectively. The estimated fair value of the Company’s term loans were $1.5 billion at December 31, 2005.

The estimated fair value of the Company’s 10% Senior Subordinated notes and 14 3/4% senior discount notes were based on current market prices, and were $333.9 million and $169.5 million, respectively, at December 31, 2005.

Interest rate hedges—Interest rate hedges are discussed in more detail in Note 14.

Commodity hedges—On July 25, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from August 2005 through February 2006 totaling 1.4 million mmbtu, or 34% of expected natural gas production, at a price of $8.54 per mmbtu. On August 4, 2005, the Company entered into a swap contract to hedge anticipated sales of natural gas from November 2005 through March 2006 totaling 0.5 million mmbtu, or 12% of expected natural gas production, at a price of $9.365 per mmbtu. These swap contracts effectively convert a portion of forecasted sales at market prices to a fixed price basis.

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

As of December 31, 2005, the Company recorded a net unrealized loss from these natural gas hedging instruments of $0.5 million, net of tax, as a component of other comprehensive income compared to a net unrealized gain of $0.7 million, net of tax, at December 31, 2004.

NOTE 22—Segment Analysis

The Company’s reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into seven reportable segments since the long-term financial performance of these reportable segments is affected by similar economic conditions. The seven reportable segments are:  Homebuilding, Financing, Mueller, Anvil, Industrial Products, Natural Resources, and Other. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States, through the Homebuilding segment. The Financing segment provides mortgage financing on such homes and purchases mortgages originated by others. The Mueller, Anvil and Industrial Products segments manufacture water infrastructure and flow control products. The Natural Resources segment is comprised of coal mining and methane gas operations. The Other segment includes the manufacturing of foundry and furnace coke, slag fiber and specialty chemicals as well as the land division and corporate expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2005	2004	2003
		As Restated	As Restated
		(g)	(g)
Sales and revenues:
Homebuilding	$226,796	$233,755	$276,855
Financing	229,156	242,777	239,754
Mueller(f)	176,747	—	—
Anvil(f)	132,581	—	—
Industrial Products	628,922	587,755	495,309
Natural Resources	548,577	395,532	299,470
Other	141,389	112,016	111,372
Consolidating eliminations	(30,028)	(22,556)	(17,828)
Sales and revenues(a)(b)	$2,054,140	$1,549,279	$1,404,932
Segment operating income (loss)(c)(d):
Homebuilding	$(103,881)	$(33,347)	$(462)
Financing(e)	46,019	54,838	51,423
Mueller(f)	(7,460)	—	—
Anvil(f)	(4,183)	—	—
Industrial Products	2,079	7,609	(13,542)
Natural Resources	164,103	69,702	(26,424)
Other	(9,275)	(20,253)	(12,558)
Consolidating eliminations	(3,664)	(2,710)	(2,661)
Segment operating income (loss)	83,738	75,839	(4,224)
Less corporate debt interest expense	(55,852)	(18,687)	(22,572)
Income (loss) from continuing operations
before income tax (expense) benefit	27,886	57,152	(26,796)
Income tax (expense) benefit	(20,142)	(7,235)	30,115
Income from continuing operations	$7,744	$49,917	$3,319
Depreciation:
Homebuilding	$4,966	$4,792	$4,755
Financing	1,403	1,471	860
Mueller(f)	6,235	—	—
Anvil(f)	4,574	—	—
Industrial Products	25,677	26,672	26,119
Natural Resources	20,855	22,464	16,312
Other	4,751	4,821	5,330
Total	$68,461	$60,220	$53,376
Gross capital expenditures:
Homebuilding	$8,921	$2,647	$7,975
Financing	206	924	2,546
Mueller(f)	5,931	—	—
Anvil(f)	2,542	—	—
Industrial Products	23,842	20,484	18,451
Natural Resources	93,210	21,733	21,329
Other	12,181	4,675	5,967
Total	$146,833	$50,463	$56,268
Identifiable assets:
Homebuilding	$85,680	$148,212	$160,607
Financing	1,796,377	1,790,663	1,835,548
Mueller(f)	1,801,496	—	—
Anvil(f)	992,660	—	—
Industrial Products	461,142	463,580	457,358
Natural Resources	317,297	235,726	209,843
Other	(81,640)	278,305	278,173
Total	$5,373,012	$2,916,486	$2,941,529

(a)           Intra-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment. Inter-segment sales (made primarily at prevailing market prices) are eliminated using consolidating eliminations.

(b)          Export sales were $381.2 million, $234.6 million and $160.5 million in the years ended December 31, 2005, 2004 and 2003, respectively. Export sales to any single geographic area do not exceed 10% of consolidated sales and revenues.

(c)           Operating income amounts are after deducting amortization of other intangibles. A breakdown by segment of amortization is as follows (in thousands):

	For the years ended December 31,
	2005	2004	2003
Financing	$3,641	$4,976	$6,132
Mueller	5,902	—	—
Anvil	724	—	—
	$10,267	$4,976	$6,132

(d)          Operating income amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits (income) expense is as follows (in thousands):

	For the years ended December 31,
	2005	2004	2003
Homebuilding	$(468)	$(465)	$(667)
Financing	(240)	(207)	(137)
Mueller	—	—	—
Anvil	—	—	—
Industrial Products	(1,452)	(1,483)	(1,829)
Natural Resources	16,448	10,896	11,541
Other	(1,340)	(601)	(828)
	$12,948	$8,140	$8,080

(e)           Operating income amounts for the Financing segment include interest expense on the mortgage-backed/asset-backed notes of $122.0 million, $127.3 million and $129.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(f)             The operating results of the Mueller and Anvil segments are included from the date of acquisition.

(g)           See Note 2 for a discussion of the restatement.

NOTE 23—Related Party Transactions

The Company owns a 50% interest in the joint venture Black Warrior Methane (“BWM”), which is accounted for under the proportionate consolidation method. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM. The Company also supplies labor and equipment to BWM and charges the joint venture for such costs on a monthly basis. The total of these charges for 2005, 2004 and 2003 were $2.6 million, $2.2 million, and $2.7 million, respectively.

See Notes 16 and 24 for a discussion of transactions with KKR and Mr. Tokarz, a member of the Company’s Board of Directors, respectively.

NOTE 24—Sale of Assets

On April 30, 2004, the Company completed the sale of the assets of Vestal Manufacturing Company, a wholly-owned subsidiary, for $6.0 million, subject to certain post-closing adjustments. The Company recorded an after tax loss of approximately $0.8 million on the sale. Michael T. Tokarz, a member of the Company’s Board of Directors, is the chairman and investment manager of MVC Capital, an investment fund that participated in the acquisition of Vestal’s assets. Mr. Tokarz owns less than five percent of the equity of MVC Capital. There were no fees paid to Mr. Tokarz in connection with the sale. Mr. Tokarz did not vote on the transaction or participate in the Board’s decision to approve the sale of Vestal.

NOTE 25—Hurricane Losses

The Company recorded a provision for estimated hurricane insurance losses of $10.6 million and $4.0 million, net of expected reinsurance proceeds from unrelated insurance carriers in 2005 and 2004, respectively. These estimated losses, recorded in the Financing segment were for estimated claim losses as a result of damage from Hurricanes Katrina and Rita in 2005 and four hurricanes in 2004 that impacted the Company’s market area.

NOTE 26—New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be adopting SFAS No. 151 on January 1, 2006. The impact of the adoption of SFAS No. 151 on the Company’s financial statements may have a material impact on operating income in the event actual production output is significantly higher or lower than normal capacity. In the event actual production capacity is significantly different than normal capacity, the Company may be required to recognize certain amounts of facility expense, freight, handling costs or wasted materials as a current period expense.

In December 2004, the FASB released revised FASB No. 123(R), “Share-Based Payment”, (“SFAS 123R”) which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123R will be adopted by the Company beginning January 1, 2006. The Company expects to use the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The impact of the adoption of SFAS 123(R) on the 2006 financial statements has not yet been determined. However, see Note 3 for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation.”

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues associated with the bifurcation requirements of SFAS 133 as  it relates to beneficial interests in securitized financial assets, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company has not yet determined what effect, if any, the adoption of this statement, which becomes effective in the first fiscal year that begins after September 15, 2006, will have on it’s consolidated financial statements.

NOTE 27—Subsequent Events

In January 2006, the Company acquired Hunt Industries, Inc. (“Hunt”), a manufacturer of meter pits and meter yokes, which are sold by our Mueller segment, for $6.8 million in cash. The Company also acquired the operating assets of CCNE, L.L.C., a Connecticut-based manufacturer of check valves for sale to the water and wastewater treatment markets, for $8.8 million in cash. The CCNE assets will be operated by the Company’s Milliken Valve Company and Henry Pratt Company subsidiaries.

On January 26, 2006, Mueller Water Products announced plans to close its Henry Pratt valve manufacturing facility in Dixon, Illinois by the end of 2006. The process of transferring the Dixon plant’s operations to other Henry Pratt facilities has begun. In addition, the Company’s Board of Directors declared a $0.04 per share dividend, payable on March 17, 2006, to all shareholders on record on February 17, 2006.

On February 28, 2006, the Company entered into three interest rate hedge agreements (“swaps”) with a cumulative notional value of $125 million with three separate counter-parties. The structure of the swaps is a 14-year, forward-starting swap which starts on December 15, 2006, which is the forecasted issuance date of the Company’s next securitization. The swaps call for the Company to make fixed rate payments over the term at 5.05% per annum and receive payments based on one-month LIBOR from the counter-parties. It is anticipated that the swaps will be settled at securitization, and the Company will account for the swaps as cash flow hedges. Changes in the fair value of the swaps through the date of securitization that take place will be recorded in accumulated other comprehensive income (loss), assuming the securitization remains likely.

On March 8, 2006, Mueller Water entered into six foreign currency hedge agreements (“swaps”) with a cumulative notional amount of $37.3 million to hedge the anticipated future cash flows to be received by Mueller Water from a loan denominated in Canadian dollars to Mueller Canada Holdings Corp., a wholly-owned subsidiary of Mueller Water. The swaps will settle between July 2006 and October 2008, with Mueller Water purchasing U.S. dollars and selling Canadian dollars at an exchange rate of $0.868. Mueller Water will account for the swaps as cash flow hedges, and changes in the fair value of the swaps will be recorded in accumulated other comprehensive income (loss).

In the first quarter of 2006, holders of $26.6 million of the Company’s convertible notes surrendered their convertible notes in exchange for 1,490,000 shares of the Company’s common stock and $2.0 million of premiums and accrued interest, which will be expensed in the first quarter of 2006.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Walter Industries, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of Walter Industries, Inc. referred to in our report dated March 15, 2006 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 15, 2006

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF THE PARENT
WALTER INDUSTRIES, INC.
PARENT COMPANY CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$69,683	$46,013
Short-term investments, restricted	634	621
Receivables, net	15,373	22,795
Income tax receivable	26,452	17,641
Prepaid expenses	1,594	1,211
Property, plant and equipment, net	3,575	2,549
Investment in subsidiaries	1,742,018	673,421
Deferred income taxes	48,879	85,315
Unamortized debt expense	17,066	7,376
Other long-term assets	23,631	19,480
Identifiable intangibles, net	8,829	12,470
Goodwill	10,895	120,078
	$1,968,629	$1,008,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,830	$1,812
Accrued expenses	15,796	16,861
Intercompany payable	895,611	406,806
Debt:
Senior bank debt	448,875	—
Convertible senior subordinated notes	175,000	175,000
Accrued interest	6,808	2,307
Accumulated postretirement benefits obligation	15,277	14,356
Other long-term liabilities	120,816	132,601
Stockholders’ equity	288,616	259,227
	$1,968,629	$1,008,970

See accompanying “Notes to Parent Company Financial Statements”

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF THE PARENT
WALTER INDUSTRIES, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(in thousands)

	For the years ended December 31,
	2005	2004	2003
Net sales and revenues:
Miscellaneous	$1,373	$1,428	$1,638
Cost and expenses:
Depreciation	521	801	1,147
Selling, general and administrative	28,186	29,294	20,342
Postretirement benefits	(766)	(89)	(261)
Interest expense	22,689	17,545	21,808
Amortization of intangibles	3,641	4,976	6,132
Impairment of goodwill	50,772	—	—
Restructuring and impairment charges	—	—	1,747
Intercompany expense (income)	6,725	(809)	(6,330)
	111,768	51,718	44,585
Loss before income tax benefit	(110,395)	(50,290)	(42,947)
Income tax benefit	19,640	15,431	35,801
Net loss before equity in earnings (loss) of subsidiaries	(90,755)	(34,859)	(7,146)
Equity in earnings (loss) of subsidiaries	97,801	84,776	(21,859)
Net income (loss)	$7,046	$49,917	$(29,005)

See accompanying “Notes to Parent Company Financial Statements”

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF THE PARENT
WALTER INDUSTRIES, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$7,046	$49,917	$(29,005)
Adjustments to reconcile income to net cash provided by (used in) operations:
Equity in (earnings) loss of subsidiaries	(97,801)	(84,776)	21,859
Depreciation	521	801	1,147
Restructuring and impairment charges	50,772	—	4,156
Provision for (benefit from) deferred income taxes	29,565	(9,673)	5,249
Tax benefit on the exercise of employee stock options	17,469	5,363	—
Accumulated postretirement benefits obligation	921	3,133	2,384
Provision for other long-term liabilities	(830)	5,585	7,145
(Increase) decrease in other long-term assets	(4,632)	(4,037)	3,007
Amortization of intangibles	3,641	4,976	6,132
Amortization of debt expense	1,759	3,668	1,183
Loss on sale of subsidiary	—	1,294	63,476
Stock-based compensation expense	1,452	698	—
Decrease (increase) in assets:
Receivables	7,422	(6,014)	(16,518)
Income taxes receivable	(2,673)	18,654	(28,073)
Prepaid expenses	(383)	(2,551)	2,171
Increase (decrease) in liabilities:
Accounts payable	18	336	(651)
Accrued expenses	(1,065)	110	(55)
Accrued interest	4,501	730	(14,501)
Cash flows provided by (used in) operating activities	17,703	(11,786)	29,106
INVESTING ACTIVITIES
Acquisition of Mueller Water Products	(943,385)	—	—
Increase in short-term investments, restricted	(13)	(2)	(4)
Additions to property, plant and equipment	(1,547)	(335)	(1,275)
Disposal of assets held for sale	—	—	10,425
Proceeds from sale of subsidiaries	—	6,000	252,551
Cash flows (used in) provided by investing activities	(944,945)	5,663	261,697
FINANCING ACTIVITIES
Issuance of debt	460,000	310,701	899,182
Retirement of debt	(11,125)	(250,895)	(1,093,056)
Additions to unamortized debt expense	(11,449)	(6,067)	(5,400)
Purchases of treasury stock	—	(95,299)	(27,566)
Dividend received from Mueller Water Products	456,500	—	—
Cash dividends paid	(6,145)	(4,939)	(5,140)
Capital contributions to subsidiaries	(1,946)	(603)	(996)
Change in intercompany payable	45,205	20,120	(11,658)
Exercise of employee stock options	19,872	26,580	975
Cash flows provided by (used in) financing activities	950,912	(402)	(243,659)
Net increase (decrease) in cash and cash equivalents	23,670	(6,525)	47,144
Cash and cash equivalents at beginning of period	46,013	52,538	5,394
Cash and cash equivalents at end of period	$69,683	$46,013	$52,538

See accompanying “Notes to Parent Company Financial Statements”

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF THE PARENT
WALTER INDUSTRIES, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Financial Statements.

NOTE 1—The accounting policies of the parent company are the same as those disclosed in Note 3 of Walter Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements.

NOTE 2—See Note 20 of Walter Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements for a discussion of commitments and contingencies.

NOTE 3—See Note 14 of Walter Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements for a discussion of Senior Bank Debt and Convertible Notes.

EXHIBIT INDEX

Exhibit Number		Description
2(a)(i)	—	Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)
2(a)(ii)	—	Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (2)
2(a)(iii)	—	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified (3)
3(i)	—	Amended and Restated Certificate of Incorporation of the Company (4)
3(ii)	—	Amended and Restated By-Laws (5)
4.1	—	Indenture dated as of April 20, 2004 between Walter Industries, Inc. and the Bank of New York Trust Company, N.A., as Trustee (6)
4.2	—	Form of 3.75% Convertible Senior Subordinated Notes due 2024 (included as Exhibit A to Exhibit 4.1) (6)
4.3	—

Resale Registration Rights Agreement dated April 20, 2004 between Walter Industries, Inc. and Banc of America Securities, LLC and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers (6)

4.4	—	Form of Specimen Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Registrant (No. 033-59013) (7)
10.1*	—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnitee parties thereto (8)
10.2*	—	Walter Industries, Inc. Executive Change-in-Control Severance Agreement (9)
10.3*	—	Walter Industries Executive Deferred Compensation and Supplemental Retirement Plan (9)
10.4*	—	Walter Industries, Inc. Directors’ Deferred Fee Plan (10)
10.5*	—	Walter Industries, Inc. Supplemental Pension Plan (9)
10.6*	—	Annual Incentive Plan for Key Employees (11)
10.7*	—	1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (12)
10.8*	—	2002 Long-Term Incentive Award Plan of Walter Industries, Inc. (13)
10.9*	—	Restricted Stock Unit Award Agreement (9)
10.10*	—	Non-Statutory Stock Option Agreement (9)
10.11	—

Walter Credit Agreement dated as of October 3, 2005 among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc, as Syndication Agent and SunTrust Bank, BNP Paribas and Calyon New York Branch, as co-documentation agents and the other lenders named therein (14)

10.11.1	—	Amendment No. 1 to Credit Agreement dated as of January 24, 2006 (15)

10.11.2	—	Amendment No. 2 to Credit Agreement dated as of February 14, 2006 (16)
10.12	—

Mueller Credit Agreement dated as of October 3, 2005 among Mueller Group, LLC as borrower, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Caylon New York Branch, Fifth Third Bank and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other lenders named therein (14)

10.12.1	—	Amendment No. 1 to the Credit Agreement dated as of January 24, 2006 (15)
10.13	—

Amended and Restated Variable Funding Loan Agreement, dated as of November 19, 2004, among YC SUSI Trust, Atlantic Asset Securitization LLC, Mid-State Trust IX, Wachovia Bank, N.A., Bank of America, N.A. and Calyon New York Branch (9)

10.13.1	—

Amendment dated January 30, 2006 to the Amended and Restated Variable Funding Loan Agreement, dated as of November 19, 2004, among YC SUSI Trust, Atlantic Asset Securitization LLC, Mid-State Trust IX, Wachovia Bank, N.A., Bank of America, N.A. and Calyon New York Branch

10.14	—	Variable Funding Loan Agreement dated as of February 4, 2005, among Three Pillars Funding, LLC, Mid-State Trust XIV, Wachovia Bank, N.A., SunTrust Capital Markets, Inc. and SunTrust Bank (17)
10.14.1	—

Amendment No. 1 dated as of November 28, 2005 to the Variable Funding Loan Agreement dated as of February 4, 2005, among Three Pillars Funding, LLC, Mid-State Trust XIV, Wachovia Bank, N.A., SunTrust Capital Markets, Inc. and SunTrust Bank

10.15*	—	Agreement dated as of September 9, 2005, between the Company and Gregory Hyland (18)
10.15.1*	—	Agreement dated as of March 2, 2006, between the Company and Gregory Hyland (19)
10.16*	—	Agreement dated as of November 2, 2000, between the Company and Donald DeFosset (20)
10.16.1*	—	Agreement dated as of March 2, 2005, between the Company and Donald DeFosset (21)
10.16.2*	—	Agreement dated as of September 21, 2005, between the Company and Donald DeFosset (22)
10.17*	—	Agreement, dated as of December 29, 2001, between the Company and William F. Ohrt (23)
10.18*	—	Agreement dated March 13, 2006, between the Company and George R. Richmond
10.19*	—	Agreement dated as of January 23, 2006, between Mueller Water Products, Inc. and Dale Smith (15)
10.20*	—	Agreement dated as of June 17, 2005, between Mueller Group, LLC and Thomas Fish (24)

10.21	—

Amended and Restated Purchase Agreement and Plan of Merger dated as of November 13, 2003 by and between Walter Industries, Inc., Applied Industrial Materials Corporation, Gans Transport Agencies (USA), Inc., AIMCOR (Far East), Inc. and Oxbow Carbon & Minerals, LLC (25)

12.1	—	Ratio of Earnings to Fixed Charges
21	—	Subsidiaries of the Company
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	This Exhibit is incorporated by reference to the Application for Qualification of Indenture of Form T-3 filed by the Company with the Commission on February 6, 1995.
(2)	This Exhibit is incorporated by reference to Amendment No. 2 to the Application for Qualification of Indenture on Form T-3 filed by the Company with the Commission on March 7, 1995.
(3)	This Exhibit is incorporated by reference to the Registration Statement of Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.
(4)	This Exhibit is incorporated by reference to the Form 10-Q filed by the Company with the Commission on August 9, 2004.
(5)	This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on November 7, 2005.
(6)	This Exhibit is incorporated by reference to Form S-3 filed by the Company with the Commission on July 15, 2004.
(7)	This Exhibit is incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Company.
(8)	This Exhibit is incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on May 2, 1995.
(9)	This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 16, 2005.
(10)	This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 15, 2004.
(11)	This Exhibit is incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated September 16, 1997, filed by the Company with the Commission on August 12, 1997.
(12)	This Exhibit is incorporated by reference to the Registration Statement on Form S-8 filed by the Company with the Commission on April 1, 1996.
(13)	This Exhibit is incorporated by reference to Exhibit A of the Company’s Proxy Statement, dated March 25, 2002, filed by the Company with the Commission on March 25, 2002.

(14)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on October 5, 2005.
(15)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on January 27, 2006.
(16)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 21, 2006.
(17)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 8, 2005.
(18)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on September 12, 2005.
(19)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on March 3, 2006.
(20)	This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2001.
(21)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on March 3, 2005.
(22)	This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on September 21, 2005.
(23)	This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2002.
(24)	This Exhibit is incorporated by reference to Form 10-K filed by Mueller Water Products, Inc. with the Commission on December 19, 2005.
(25)	This Exhibit is incorporated by reference to Form 10-Q filed by the Company with the Commission on November 14, 2003.