Form 10-Q/A
period 2005-03-31
WALTER INDUSTRIES INC /NEW/
filed 2006-03-31
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This amendment on Form 10-Q/A which amends and restates the quarterly report on Form 10-Q of Walter Industries, Inc. for the three months ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 10, 2005 (the "Original Filing"), is being filed to restate the consolidated financial statements. The Company has restated its consolidated financial statements to correct the classification of certain prior-period shipping and handling costs to be compliant with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" at its Industrial Products, Natural Resources and Other segments. The effect of this restatement was to increase net sales and cost of sales by $20.9 million and $16.7 million in the three months ended March 31, 2005 and 2004, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders' equity and comprehensive income (loss) for any of the periods presented. See also Note 2 of the "Notes to Consolidated Financial Statements."

        This Form 10-Q/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-Q/A solely amends and restates certain information in Items 1, 2 and 4 of Part I and Item 1 of Part II of the Original Filing. In connection with the restatement described above, management has determined that a material weakness existed related to our controls over the appropriate classification of shipping and handling costs as of March 31, 2005. We have fully remediated that weakness as of the date of filing this amendment on Form 10-Q/A.

        In addition, pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

        Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained therein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

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

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2005	2004
	(in thousands, except per share amounts) As Restated
Net sales and revenues:
Net sales	$307,678	$282,392
Interest income on instalment notes	53,493	55,266
Miscellaneous	5,110	5,087

	366,281	342,745

Cost and expenses:
Cost of sales (exclusive of depreciation)	238,344	242,701
Depreciation	14,320	15,252
Selling, general and administrative	42,570	48,399
Provision for losses on instalment notes	3,185	3,491
Postretirement benefits	3,238	2,512
Interest expense—mortgage-backed/asset-backed notes	31,435	31,726
Interest expense—corporate debt	3,612	3,945
Amortization of other intangibles	1,063	1,485
Restructuring and impairment charges	305	155

	338,072	349,666

Income (loss) from continuing operations before income tax expense	28,209	(6,921)
Income tax (expense) benefit	(9,027)	2,319

Income (loss) from continuing operations	19,182	(4,602)
Discontinued operations, net of income taxes	(417)	—

Net income (loss)	$18,765	$(4,602)

Basic income (loss) per share:
Income from continuing operations	$0.51	$(0.11)
Discontinued operations	(0.01)	—

Net income (loss)	$0.50	$(0.11)

Diluted income (loss) per share:
Income from continuing operations	$0.41	$(0.11)
Discontinued operations	—	—

Net income (loss)	$0.41	$(0.11)

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
As Restated

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

Note 2—Restatement of Financial Statements

        The Company has restated its consolidated financial statements to correct the classification of certain prior-period shipping and handling costs in accordance with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs," at its Industrial Products, Natural Resources and Other segments. EITF 00-10 does not allow shipping and handling costs to be shown as a deduction from net sales.

        The Company's prior method of accounting for the cost to deliver products to the customer's designated location was to include these costs as a deduction from net sales and revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $20.9 million and $16.7 million in the three months ended March 30, 2005 and 2004, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders' equity and comprehensive income (loss) for any of the prior periods presented. See also Note 12 for the restatement of the reportable segments.

        The following table presents the impact of the restatement on the financial statements for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	For the three months ended March 31,
	2005	2005	2004	2004
	As Restated	As Originally Reported	As Restated	As Originally Reported
Net sales and revenues:
Net sales	$307,678	$286,730	$282,392	$265,683
Interest income on instalment notes	53,493	53,493	55,266	55,266
Miscellaneous	5,110	5,110	5,087	5,087

	366,281	345,333	342,745	326,036

Costs and expenses:
Cost of sales	238,344	217,396	242,701	225,992
All other costs and expenses	99,728	99,728	106,965	106,965

	338,072	317,124	349,666	332,957

Income (loss) from continuing operations before income taxes	$28,209	$28,209	$(6,921)	$(6,921)

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

Note 5—Restricted Short-Term Investments

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

Note 7—Inventories

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

Note 10—Net Income (Loss) Per Share

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

Note 11—Financial Instruments

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

Note 12—Segment Information (restated)

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Three months ended March 31,
	2005	2004
	As Restated
Net sales and revenues:
Homebuilding	$48,679	$64,117
Financing	59,093	60,980
Industrial Products	124,689	121,451
Natural Resources	108,695	73,612
Other	33,277	27,199
Consolidating eliminations	(8,152)	(4,614)

Net sales and revenues	$366,281	$342,745

Segment operating income (loss):
Homebuilding	$(8,549)	$(8,809)
Financing(a)	14,586	13,847
Industrial Products	5,480	(1,550)
Natural Resources	24,542	(2,313)
Other	(2,478)	(3,929)
Consolidating eliminations	(1,760)	(222)

Operating income (loss)	31,821	(2,976)
Less corporate debt interest expense	(3,612)	(3,945)

Income (loss) from continuing operations before income tax (expense) benefit	28,209	(6,921)
Income tax (expense) benefit	(9,027)	2,319

Income (loss) from continuing operations	$19,182	$(4,602)

Depreciation:
Homebuilding	$1,196	$1,245
Financing	360	338
Industrial Products	6,552	6,853
Natural Resources	5,047	5,594
Other	1,165	1,222

Total	$14,320	$15,252

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

Note 15—New Accounting Pronouncements

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As more fully described in Note 2 of "Notes to Consolidated Financial Statements," the Company restated its previously issued financial statements to correct the classification of certain prior-period shipping and handling costs. Accordingly, all prior period information presented herein has been restated to reflect these changes. These changes are reflected in the Industrial Products, Natural Resources and Other segments. The following discussion of operating results includes the impact of these restatements and, except for the impact of the aforementioned restatements, the following discussion of operating results continues to describe conditions as of the Original Filing date and has not been updated to reflect events, results or developments that occurred after the Original Filing date.

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 12 of "Notes to Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended March 31, 2005 and 2004

	For the three months ended March 31, 2005 As Restated
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$48,590	$3,875	$124,646	$106,877	$31,164	$(7,474)	$307,678
Interest income on instalment notes	—	53,493	—	—	—	—	53,493
Miscellaneous income	89	1,725	43	1,818	2,113	(678)	5,110

Net sales and revenues	48,679	59,093	124,689	108,695	33,277	(8,152)	366,281
Cost of sales	38,851	1,746	107,672	70,756	25,711	(6,392)	238,344
Interest expense(1)	—	31,435	—	—	—	—	31,435

	9,828	25,912	17,017	37,939	7,566	(1,760)	96,502
Depreciation	1,196	360	6,552	5,047	1,165	—	14,320
Selling, general & administrative	17,298	6,778	5,348	3,933	9,213	—	42,570
Provision for losses on instalment notes	—	3,185	—	—	—	—	3,185
Postretirement benefits	(117)	(60)	(363)	4,112	(334)	—	3,238
Amortization of other intangibles	—	1,063	—	—	—	—	1,063
Restructuring & impairment charges	—	—	—	305	—	—	305

Operating income (loss)	$(8,549)	$14,586	$5,480	$24,542	$(2,478)	$(1,760)	31,821

Corporate debt interest expense							(3,612)

Income from continuing operations before income taxes							$28,209

(1)
Excludes corporate debt interest expense.

	For the three months ended March 31, 2004 As Restated
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$64,060	$4,298	$121,164	$71,992	$25,266	$(4,388)	$282,392
Interest income on instalment notes	—	55,266	—	—	—	—	55,266
Miscellaneous income	57	1,416	287	1,620	1,933	(226)	5,087

Net sales and revenues	64,117	60,980	121,451	73,612	27,199	(4,614)	342,745
Cost of sales	52,003	3,163	106,430	64,302	21,115	(4,312)	242,701
Interest expense(1)	—	31,726	—	—	—	—	31,726

	12,114	26,091	15,021	9,310	6,084	(302)	68,318
Depreciation	1,245	338	6,853	5,594	1,222	—	15,252
Selling, general & administrative	19,801	6,974	9,866	2,758	9,080	(80)	48,399
Provision for losses on instalment notes	—	3,491	—	—	—	—	3,491
Postretirement benefits	(123)	(44)	(444)	3,412	(289)	—	2,512
Amortization of other intangibles	—	1,485	—	—	—	—	1,485
Restructuring & impairment charges	—	—	296	(141)	—	—	155

Operating income (loss)	$(8,809)	$13,847	$(1,550)	$(2,313)	$(3,929)	$(222)	(2,976)

Corporate debt interest expense							(3,945)

Loss from continuing operations before income taxes							$(6,921)

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

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 69% to $74.22 per ton in the current period compared to the prior year period.

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

        Other developments, trends and factors that may impact future results include:

  •
  Natural Resources has completed its 12-month contract negotiations for metallurgical coal shipments beginning in July 2005. These contracts reflected an average of $107 per ton for metallurgical coal to be realized at the mine site, including freight, handling and other costs, and have approximately doubled over the prior contract period.

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

        Net sales and revenues for the three months ended March 31, 2005 were $366.3 million, a 7% increase from $342.7 million for the quarter ended March 31, 2004, primarily driven by higher coal prices at Natural Resources along with higher pricing at U.S. Pipe and Sloss. Homebuilding revenues were $48.7 million representing a 24% decline from the prior year period as a result of fewer unit completions.

        Cost of sales, exclusive of depreciation, of $238.3 million was 77.5% of net sales in the 2005 period versus $242.7 million and 85.9% of net sales in the comparable period of 2004. The decrease in cost of sales of $4.4 million and the decrease in cost of sales as a percentage of net sales is due to increases in sales prices at Natural Resources, Industrial Products and Sloss and lower coal production costs in the Natural Resources segment, partially offset by higher scrap metal costs in the Industrial Products segment.

        Depreciation for the three months ended March 31, 2005 was $14.3 million, a decrease of $1.0 million from the same period in 2004, primarily in the Natural Resources and Industrial Products segments.

        Selling, general and administrative expenses of $42.6 million were 11.6% of net sales and revenues in the 2005 period, compared to $48.4 million and 14.1% in 2004. The decrease is primarily due to a

$5.1 million insurance claim settlement in the Industrial Products segment and a decrease of $2.5 million in the Homebuilding segment due to lower advertising, lower costs from 26 branch closures, severance and employee-related costs. These were partially offset by an increase of $1.1 million in the Natural Resources segment primarily due to higher legal costs in the current period.

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

Industrial Products

        Net sales and revenues were $124.7 million for the three months ended March 31, 2005 compared to $121.5 million in the year-earlier period. The prior year period included $5.9 million of revenue from Vestal Manufacturing, which was sold in April 2004 and did not qualify for discontinued operations accounting treatment. The increase was primarily due to a 26% increase in ductile iron pipe selling prices, partially offset by a 10% decrease in ductile iron pipe sales volume and a 37% decrease in fittings sales volumes due to wet weather in the Western and Southern regions of the country which delayed construction project deliveries. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe's pricing actions since June 2003 have more than offset scrap metal and other manufacturing cost increases.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at March 31, 2005 and December 31, 2004 was approximately $91.0 million compared to $110.1 million at March 31, 2004.

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

Natural Resources

        Net sales and revenues were $108.7 million for the three months ended March 31, 2005, an increase of $35.1 million from the $73.6 million in the prior year period. The increase was primarily due to higher metallurgical coal prices partially offset by decreased natural gas volumes.

	Three months ended March 31,
	2005	2004
Average Natural Gas Selling Price (per MCF)	$6.75	$6.16
Billion Cubic Feet of Natural Gas Sold	1.8	2.0
Number of Natural Gas Wells	391	387
Average Coal Selling Price (per Ton)	$64.05	$41.47
Tons of Coal Sold	1.5 million	1.5 million
Tons of Coal Mined	1.9 million	1.5 million

        For the three months ended March 31, 2005, Natural Resources' operating income was $24.5 million, compared to an operating loss of $2.3 million in the prior year period. The increase was primarily due to higher metallurgical coal prices, partially offset by lower natural gas volumes, higher royalty payments and increased employee-related costs.

Other

        Net sales and revenues were $33.3 million for the three months ended March 31, 2005, an increase of $6.1 million from the $27.2 million in the prior year period. Sloss revenues were $6.2 million higher than the previous period due to higher furnace coke and foundry coke prices partially offset by lower sales volumes. Sloss operating income was $1.8 million in the 2005 period, equal to the prior year period as higher furnace and foundry coke pricing was offset by increases in production costs, higher metallurgical coal raw material costs and expenses from a legal settlement. Operating income for the segment also included an accrual reduction in the Company's land group of $1.1 million recorded in cost of sales due to a favorable court ruling related to a coal mineral rights dispute.

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

CONTROLS AND PROCEDURES

Restatement of Financial Statements

        As discussed in Note 2 to the consolidated financial statements contained in Item 1 of this Form 10-Q/A, the Company has restated its consolidated financial statements for the quarterly periods ended March 31, 2005 and 2004.

        The restatement reflects adjustments in the statement of operations related to the classification of shipping and handling costs in order for the classification of such costs to be compliant with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs," at the Industrial Products, Natural Resources and Other segments. The Company's prior method of accounting for certain freight costs to deliver products to the customer's designated location was to include these costs as a deduction from net sales and revenues. The restatement to correct the classification of such costs to cost of sales had no impact on income from continuing operations, net income or earnings per share for any of the periods restated.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation and because of the material weakness described below, our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, the Company's management has concluded that the consolidated financial statements included in this Form 10-Q/A report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls to ensure the appropriate classification and presentation of costs included in its consolidated statement of operations. Specifically, effective controls were not designed and in place to ensure the appropriate classification of shipping and handling costs as a component of cost of sales rather than as a deduction from net sales and revenues. This control deficiency resulted in the restatement of the Company's 2003 and 2004 annual consolidated financial statements and the interim condensed consolidated financial statements for first three quarterly periods in 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness as of December 31, 2004 and through September 30, 2005.

Remediation of Material Weakness

        During the fourth quarter of 2005, management remediated the above material weakness. Remedial actions included the following:

  1.
  In connection with the acquisition of Mueller Water Products, Inc., management emphasized the operation of its controls surrounding the mapping of the Company's general ledger accounts to the consolidated financial statements to ensure the appropriate mapping and classification.

  2.
  Hiring of a new Vice President of Corporate Accounting in the fourth quarter of 2005.

  3.
  Evaluation by this Vice President of Corporate Accounting of all of the Company's accounting and reporting policies against current authoritative standards.

        As of the date of filing this amendment on Form 10-Q/A, management has concluded that the above described material weakness was remediated.

Evaluation of Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 13 in this Form 10-Q/A for a description of current legal proceedings.

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 13 in this Form 10-Q/A). The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company's consolidated financial position.

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

WALTER INDUSTRIES, INC.

/s/ W. F. OHRT W. F. Ohrt Executive Vice President and Principal Financial Officer	/s/ LISA A. HONNOLD Lisa A. Honnold Senior Vice President, Controller and Principal Accounting Officer

Date: March 31, 2006

QuickLinks

EXPLANATORY NOTE
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
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 (Unaudited) As Restated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES
WALTER INDUSTRIES, INC.