Form 10-Q/A
period 2005-06-30
WALTER INDUSTRIES INC /NEW/
filed 2006-03-31
CIK 837173

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

EXPLANATORY NOTE

        This amendment on Form 10-Q/A which amends and restates the quarterly report on Form 10-Q of Walter Industries, Inc. for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission on August 9, 2005 (the "Original Filing"), is being filed to restate the consolidated financial statements. The Company has restated its consolidated financial statements to correct the classification of certain prior-period shipping and handling costs to be compliant with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" at its Industrial Products, Natural Resources and Other segments. The effect of this restatement was to increase net sales and cost of sales by $26.7 million and $23.2 million in the three months ended June 30, 2005 and 2004, respectively and to increase net sales and cost of sales by $47.7 million and $39.9 million in the six months ended June 30, 2005 and 2004, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders' equity and comprehensive income (loss) for any of the periods presented. See also Note 2 of the "Notes to Consolidated Financial Statements."

        This Form 10-Q/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-Q/A solely amends and restates certain information in Items 1, 2 and 4 of Part I and Item 1 of Part II of the Original Filing. In connection with the restatement described above, management has determined that a material weakness existed related to our controls over the appropriate classification of shipping and handling costs as of June 30, 2005. We have fully remediated that weakness as of the date of filing this amendment on Form 10-Q/A.

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

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,
	2005	2004
	(in thousands, except per share amounts) As Restated
Net sales and revenues:
Net sales	$409,563	$345,546
Interest income on instalment notes	53,110	56,407
Miscellaneous	5,281	1,098

	467,954	403,051

Cost and expenses:
Cost of sales (exclusive of depreciation)	296,823	281,581
Depreciation	14,505	15,249
Selling, general and administrative	54,015	50,114
Provision for losses on instalment notes	1,949	2,902
Postretirement benefits	3,234	593
Interest expense—mortgage-backed/asset-backed notes	31,102	30,276
Interest expense—corporate debt	4,097	6,206
Amortization of other intangibles	923	1,352
Restructuring and impairment charges	305	359

	406,953	388,632

Income before income tax expense	61,001	14,419
Income tax expense	(19,520)	(6,156)

Net income	$41,481	$8,263

Basic income per share:	$1.07	$0.22

Diluted income per share:	$0.87	$0.20

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended June 30,
	2005	2004
	(in thousands, except per share amounts) As Restated
Net sales and revenues:
Net sales	$717,241	$627,938
Interest income on instalment notes	106,603	111,673
Miscellaneous	10,391	6,185

	834,235	745,796

Cost and expenses:
Cost of sales (exclusive of depreciation)	535,167	524,282
Depreciation	28,825	30,501
Selling, general and administrative	96,585	98,513
Provision for losses on instalment notes	5,134	6,393
Postretirement benefits	6,472	3,105
Interest expense—mortgage-backed/asset-backed notes	62,537	62,002
Interest expense—corporate debt	7,709	10,151
Amortization of other intangibles	1,986	2,837
Restructuring and impairment charges	610	514

	745,025	738,298

Income from continuing operations before income tax expense	89,210	7,498
Income tax expense	(28,547)	(3,837)

Income from continuing operations	60,663	3,661
Discontinued operations, net of income taxes	(417)	—

Net income	$60,246	$3,661

Basic income per share:
Income from continuing operations	$1.59	$0.09
Discontinued operations	(0.01)	—

Net income	$1.58	$0.09

Diluted income per share:
Income from continuing operations	$1.29	$0.09
Discontinued operations	(0.01)	—

Net income	$1.28	$0.09

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

        The Company's prior method of accounting for the cost to deliver products to the customer's designated location was to include these costs as a deduction from net sales and revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $26.7 million and $23.2 million in the three months ended June 30, 2005 and 2004, respectively, and to increase net sales and cost of sales by $47.7 million and $39.9 million in the six months ended June 30, 2005 an 2004, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders' equity and comprehensive income (loss) for any of the periods presented. See also Note 14 for the restatement of the reportable segments.

        The following table presents the impact of the restatement on the financial statements for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	For the three months ended June 30,
	2005	2005	2004	2004
	As Restated	As Originally Reported	As Restated	As Originally Reported
Net sales and revenues:
Net sales	$409,563	$382,823	$345,546	$322,363
Interest income on instalment notes	53,110	53,110	56,407	56,407
Miscellaneous	5,281	5,281	1,098	1,098

	467,954	441,214	403,051	379,868

Costs and expenses:
Cost of sales	296,823	270,083	281,581	258,398
All other costs and expenses	110,130	110,130	107,051	107,051

	406,953	380,213	388,632	365,449

Income(loss) from continuing Operations before income taxes	$61,001	$61,001	$14,419	$14,419

        The following table presents the impact of the restatement on the financial statements for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	For the six months ended June 30,
	2005	2005	2004	2004
	As Restated	As Originally Reported	As Restated	As Originally Reported
Net sales and revenues:
Net sales	$717,241	$669,553	$627,938	$588,046
Interest income on instalment notes	106,603	106,603	111,673	111,673
Miscellaneous	10,391	10,391	6,185	6,185

	834,235	786,547	745,796	705,904

Costs and expenses:
Cost of sales	535,167	487,479	524,282	484,390
All other costs and expenses	209,858	209,858	214,016	214,016

	745,025	697,337	738,298	698,406

Income (loss) from continuing operations before income taxes	$89,210	$89,210	$7,498	$7,498

Note 3—Pending Acquisition of Mueller Water Products, Inc.

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

Note 4—Stock-Based Compensation Plans

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

Note 5—Restructuring and Impairments

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

Note 6—Restricted Short-Term Investments

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

Note 7—Instalment Notes Receivable

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

Note 8—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Finished goods	$170,889	$122,956
Goods in process	45,934	37,597
Raw materials and supplies	47,546	44,095
Repossessed houses held for resale	29,894	28,899

Total inventories	$294,263	$233,547

Note 9—Debt

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

Note 10—Pension and Other Employee Benefits

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

Note 11—Income Taxes

        The Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets during the second quarter of 2004.

Note 12—Net Income Per Share

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

Note 13—Financial Instruments

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

Note 14—Segment Information (restated)

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended June 30,
	2005	2004
	As Restated
Net sales and revenues:
Homebuilding	$57,117	$61,543
Financing	58,606	62,798
Industrial Products	161,966	155,560
Natural Resources	162,833	101,166
Other	35,531	27,893
Consolidating eliminations	(8,099)	(5,909)

Net sales and revenues	$467,954	$403,051

Segment operating income (loss):
Homebuilding	$(13,994)	$(6,712)
Financing (a)	14,216	16,649
Industrial Products	12,121	1,401
Natural Resources	58,618	14,719
Other	(4,792)	(4,301)
Consolidating eliminations	(1,071)	(1,131)

Operating income	65,098	20,625
Less corporate debt interest expense	(4,097)	(6,206)

Income before income tax expense	61,001	14,419
Income tax expense	(19,520)	(6,156)

Net income	$41,481	$8,263

Depreciation:
Homebuilding	$1,216	$1,213
Financing	355	354
Industrial Products	6,625	6,890
Natural Resources	5,183	5,570
Other	1,126	1,222

Total	$14,505	$15,249

(a)
Operating income amounts are after deducting amortization of other intangibles of $923 and $1,352 for the three months ended June 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $31,102 and $30,276 for the three months ended June 30, 2005 and 2004, respectively.

	For the six months ended June 30,
	2005	2004
	As Restated
Net sales and revenues:
Homebuilding	$105,796	$125,660
Financing	117,699	123,778
Industrial Products	286,655	277,011
Natural Resources	271,528	174,778
Other	68,808	55,092
Consolidating eliminations	(16,251)	(10,523)

Net sales and revenues	$834,235	$745,796

Segment operating income (loss):
Homebuilding	$(22,543)	$(15,521)
Financing(a)	28,802	30,496
Industrial Products	17,601	(149)
Natural Resources	83,160	12,406
Other	(7,270)	(8,230)
Consolidating eliminations	(2,831)	(1,353)

Operating income	96,919	17,649
Less corporate debt interest expense	(7,709)	(10,151)

Income from continuing operations before income tax expense	89,210	7,498
Income tax expense	(28,547)	(3,837)

Income from continuing operations	$60,663	$3,661

Depreciation:
Homebuilding	$2,412	$2,458
Financing	715	692
Industrial Products	13,177	13,743
Natural Resources	10,230	11,164
Other	2,291	2,444

Total	$28,825	$30,501

(a)
Operating income amounts are after deducting amortization of other intangibles of $1,986 and $2,837 for the six months ended June 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $62,537 and $62,002 for the six months ended June 30, 2005 and 2004, respectively.

Note 15—Commitments and Contingencies

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

Note 16—Subsequent Events

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

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 14 of "Notes to Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended June 30, 2005 and 2004

	For the three months ended June 30, 2005 As Restated
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$56,524	$3,902	$161,889	$161,906	$32,763	$(7,421)	$409,563
Interest income on instalment notes	—	53,110	—	—	—	—	53,110
Miscellaneous income	593	1,594	77	927	2,768	(678)	5,281

Net sales and revenues	57,117	58,606	161,966	162,833	35,531	(8,099)	467,954
Cost of sales	50,157	2,620	132,691	91,021	27,362	(7,028)	296,823
Interest expense(1)	—	31,102	—	—	—	—	31,102

	6,960	24,884	29,275	71,812	8,169	(1,071)	140,029
Depreciation	1,216	355	6,625	5,183	1,126	—	14,505
Selling, general & administrative	19,855	7,501	10,892	3,594	12,173	—	54,015
Provision for losses on instalment notes	—	1,949	—	—	—	—	1,949
Postretirement benefits	(117)	(60)	(363)	4,112	(338)	—	3,234
Amortization of other intangibles	—	923	—	—	—	—	923
Restructuring & impairment charges	—	—	—	305	—	—	305

Operating income (loss)	$(13,994)	$14,216	$12,121	$58,618	$(4,792)	$(1,071)	65,098

Corporate debt interest expense							(4,097)

Income before income taxes							$61,001

(1)
Excludes corporate debt interest expense.

	For the three months ended June 30, 2004 As Restated
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$61,520	$4,988	$156,359	$100,718	$26,739	$(4,778)	$345,546
Interest income on instalment notes	—	56,407	—	—	—	—	56,407
Miscellaneous income	23	1,403	(799)	448	1,154	(1,131)	1,098

Net sales and revenues	61,543	62,798	155,560	101,166	27,893	(5,909)	403,051
Cost of sales	47,921	3,120	138,510	74,800	22,008	(4,778)	281,581
Interest expense(1)	—	30,276	—	—	—	—	30,276

	13,622	29,402	17,050	26,366	5,885	(1,131)	91,194
Depreciation	1,213	354	6,890	5,570	1,222	—	15,249
Selling, general & administrative	19,244	8,199	9,352	4,062	9,257	—	50,114
Provision for losses on instalment notes	—	2,902	—	—	—	—	2,902
Postretirement benefits	(123)	(54)	(418)	1,481	(293)	—	593
Amortization of other intangibles	—	1,352	—	—	—	—	1,352
Restructuring & impairment charges	—	—	(175)	534	—	—	359

Operating income (loss)	$(6,712)	$16,649	$1,401	$14,719	$(4,301)	$(1,131)	20,625

Corporate debt interest expense							(6,206)

Income before income taxes							$14,419

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

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 81% to $95.10 per ton in the current period compared to the prior year period.

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

        Net sales and revenues for the three months ended June 30, 2005 were $468.0 million, a 16.1% increase from $403.1 million for the quarter ended June 30, 2004, primarily driven by higher metallurgical coal prices at Natural Resources along with higher pricing at Industrial Products and Sloss partially offset by decreases at Homebuilding and Financing.

        Cost of sales, exclusive of depreciation, of $296.8 million was 72.5% of net sales in the 2005 period versus $281.6 million and 81.5% of net sales in the comparable period of 2004. The decrease in cost of sales as a percentage of net sales is due to increases in metallurgical coal sales prices at Natural Resources and ductile iron pipe prices at Industrial Products, partially offset by idle mine costs of $3.6 million due to the water ingress problem at Natural Resources' Mine No. 5, 10.2% higher scrap metal costs at Industrial Products, increased metallurgical coal raw material costs at Sloss and non-recoverable costs for units under construction at Homebuilding.

        Depreciation for the three months ended June 30, 2005 was $14.5 million, a decrease of $0.7 million from the same period in 2004, primarily in the Natural Resources segment.

        Selling, general and administrative expenses of $54.0 million were 11.6% of net sales and revenues in the 2005 period, compared to $50.1 million and 12.4% in 2004. The increase is primarily due to costs recorded in the Other segment for severance and other personnel costs, partially offset by lower medical costs.

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

Industrial Products

        Net sales and revenues were $162.0 million for the three months ended June 30, 2005 compared to $155.6 million in the year-earlier period. The increase was primarily due to a 22.8% increase in ductile iron pipe selling prices, partially offset by a 12.3% decrease in ductile iron pipe sales shipments due to industry-wide construction delays, some of which are due to weather-related problems, which affected demand for 8-to-12 inch diameter product. The Company expects sales of 8-to-12 inch diameter products to improve in the second half of 2005. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe's pricing actions since June 2003 have offset scrap metal and other manufacturing cost increases.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at June 30, 2005 was approximately $85.8 million compared to $91.0 million at December 31, 2004 and $79.1 million at June 30, 2004. The increase in backlog is due to increased orders for larger diameter pipe and higher pricing.

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

Natural Resources

        Net sales and revenues were $162.8 million for the three months ended June 30, 2005, up 60.9% from the prior year period. The increase was primarily due to higher metallurgical coal and natural gas pricing. Higher metallurgical coal pricing is being driven by worldwide increases in steel production, especially in China, India and Brazil.

	Three months ended June 30,
	2005	2004
Average Coal Selling Price (per Ton)	$82.07	$47.94
Tons of Coal Sold	1.8 million	1.9 million
Tons of Coal Mined	1.5 million	1.9 million
Average Natural Gas Selling Price (per MCF)	$6.56	$5.77
Billion Cubic Feet of Natural Gas Sold	1.8	2.0
Number of Natural Gas Wells	403	375

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

Other

        Net sales and revenues were $35.5 million for the three months ended June 30, 2005, an increase of $7.6 million from $27.9 million in the prior year period. Sloss revenues were $32.7 million, up 27.2%

versus the prior year period due to higher furnace coke and foundry coke prices partially offset by lower volumes. Sloss operating income was $3.0 million in the 2005 period compared to $2.3 million in the prior year period as higher furnace and foundry coke pricing was partially offset by increased metallurgical coal raw material costs. Operating results for the Other segment also include an increase of $0.6 million in operating income for the Land Group from additional real estate sales.

        Net general corporate expenses, principally included in selling, general and administrative expense, were $8.6 million for the three months ended June 30, 2005 compared to $6.8 million for the three months ended June 30, 2004. Corporate expenses increased due to higher severance and other personnel costs of $3.2 million partially offset by lower medical costs of $1.8 million.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Six Months ended June 30, 2005 and 2004

	For the six months ended June 30, 2005 As Restated
	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$105,114	$7,777	$286,535	$268,783	$63,927	$(14,895)	$717,241
Interest income on instalment notes	—	106,603	—	—	—	—	106,603
Miscellaneous income	682	3,319	120	2,745	4,881	(1,356)	10,391

Net sales and revenues	105,796	117,699	286,655	271,528	68,808	(16,251)	834,235
Cost of sales	89,008	4,366	240,363	161,777	53,073	(13,420)	535,167
Interest expense(1)	—	62,537	—	—	—	—	62,537

	16,788	50,796	46,292	109,751	15,735	(2,831)	236,531
Depreciation	2,412	715	13,177	10,230	2,291	—	28,825
Selling, general & administrative	37,153	14,279	16,240	7,527	21,386	—	96,585
Provision for losses on instalment notes	—	5,134	—	—	—	—	5,134
Postretirement benefits	(234)	(120)	(726)	8,224	(672)	—	6,472
Amortization of other intangibles	—	1,986	—	—	—	—	1,986
Restructuring & impairment charges	—	—	—	610	—	—	610

Operating income (loss)	$(22,543)	$28,802	$17,601	$83,160	$(7,270)	$(2,831)	96,919

Corporate debt interest expense							(7,709)

Income from continuing operations before income taxes							$89,210

	For the six months ended June 30, 2004 As Restated
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$125,580	$9,286	$277,523	$172,710	$52,005	$(9,166)	$627,938
Interest income on instalment notes	—	111,673	—	—	—	—	111,673
Miscellaneous income	80	2,819	(512)	2,068	3,087	(1,357)	6,185

Net sales and revenues	125,660	123,778	277,011	174,778	55,092	(10,523)	745,796
Cost of sales	99,924	6,283	244,940	139,102	43,123	(9,090)	524,282
Interest expense(1)	—	62,002	—	—	—	—	62,002

	25,736	55,493	32,071	35,676	11,969	(1,433)	159,512
Depreciation	2,458	692	13,743	11,164	2,444	—	30,501
Selling, general & administrative	39,045	15,173	19,218	6,820	18,337	(80)	98,513
Provision for losses on instalment notes	—	6,393	—	—	—	—	6,393
Postretirement benefits	(246)	(98)	(862)	4,893	(582)	—	3,105
Amortization of other intangibles	—	2,837	—	—	—	—	2,837
Restructuring & impairment charges	—	—	121	393	—	—	514

Operating income (loss)	$(15,521)	$30,496	$(149)	$12,406	$(8,230)	$(1,353)	17,649

Corporate debt interest expense							(10,151)

Income from continuing operations before income taxes							$7,498

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

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 76.5% to $86.01 per ton in the current period compared to the prior year period, while metallurgical coal tons sold increased 4.9%.

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

        Net sales and revenues for the six months ended June 30, 2005 were $834.2 million, an 11.9% increase from $745.8 million for the six months ended June 30, 2004, primarily driven by higher metallurgical coal sales prices at Natural Resources along with higher pricing at U.S. Pipe and Sloss partially offset by decreases at Homebuilding and Financing.

        Cost of sales, exclusive of depreciation, of $535.2 million was 74.6% of net sales in the 2005 period versus $524.3 million and 83.5% of net sales in the comparable period of 2004. The decrease in cost of sales as a percentage of net sales is due to increases in sales prices at Natural Resources, Industrial Products and Sloss partially offset by higher scrap metal costs in the Industrial Products segment, increased metallurgical coal raw material costs at Sloss, idle mine costs of $3.6 million due to the water ingress problem at Natural Resources' Mine No. 5 and lower margins at Homebuilding.

        Depreciation for the six months ended June 30, 2005 was $28.8 million, a decrease of $1.7 million from the same period in 2004, primarily in the Natural Resources and Industrial Products segments.

        Selling, general and administrative expenses of $96.6 million were 11.6% of net sales and revenues in the 2005 period, compared to $98.5 million and 13.2% in 2004. The decrease is primarily due to a $5.1 million insurance claim settlement in the Industrial Products segment, a $1.9 million decrease in the Homebuilding segment due to lower costs from 21 branch closures, severance and employee-related costs, and lower property tax and consulting expenses in Financing. These were partially offset by higher severance, audit fees and other employee-related costs in the Other segment and higher legal costs in the Natural Resources segment. The prior year results also include $1.0 million for Vestal Manufacturing which was sold in 2004.

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

Industrial Products

        Net sales and revenues were $286.7 million for the six months ended June 30, 2005 compared to $277.0 million in the year-earlier period. The increase was primarily due to a 24.5% increase in ductile iron pipe selling prices, partially offset by an 11.5% decrease in ductile iron pipe shipments mainly due to industry-wide delays in construction projects, some of which are due to weather-related problems. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe's pricing actions since June 2003 have offset scrap metal and other manufacturing cost increases.

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

Natural Resources

        Net sales and revenues were $271.5 million for the six months ended June 30, 2005, an increase of $96.7 million from $174.8 million in the prior year period. The increase was primarily due to higher metallurgical coal prices.

	Six months ended June 30,
	2005	2004
Average Coal Selling Price (per Ton)	$73.96	$45.08
Tons of Coal Sold	3.3 million	3.3 million
Tons of Coal Mined	3.5 million	3.4 million
Average Natural Gas Selling Price (per MCF)	$6.66	$5.96
Billion Cubic Feet of Natural Gas Sold	3.5	4.1
Number of Natural Gas Wells	403	375

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

Other

        Net sales and revenues were $68.8 million for the six months ended June 30, 2005, an increase of $13.7 million from $55.1 million in the prior year period. Sloss revenues were $12.6 million higher than the previous period due to higher furnace coke and foundry coke prices. Sloss operating income was $4.8 million in the 2005 period, an increase of $0.6 million from the prior year period, due to higher furnace and foundry coke pricing and was partially offset by increases in production costs, higher metallurgical coal raw material costs and expenses from a legal settlement. Operating income for the segment included an accrual reduction of $1.1 million in the Company's land group recorded in cost of sales due to a favorable court ruling related to a coal mineral rights dispute.

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

CONTROLS AND PROCEDURES

Restatement of Financial Statements

        As discussed in Note 2 to the consolidated financial statements contained in Item 1 of this Form 10-Q/A, the Company has restated its consolidated financial statements for the quarterly and year-to-date periods ended June 30, 2005 and 2004.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation and because of the material weakness described below, our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, the Company's management has concluded that the consolidated financial statements included in this Form 10-Q/A report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Evaluation of Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 15 in this Form 10-Q/A for a description of current legal proceedings.

    The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 15 in this Form 10-Q/A). The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company's consolidated financial position.

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
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 (Unaudited) Restated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES