Form 10-Q/A
period 2005-09-30
WALTER INDUSTRIES INC /NEW/
filed 2006-03-31
CIK 837173

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

EXPLANATORY NOTE

        This amendment on Form 10-Q/A which amends and restates the quarterly report on Form 10-Q of Walter Industries, Inc. for the quarterly period ended September 30, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on November 7, 2005 (the "Original Filing"), is being filed to restate the consolidated financial statements. The Company has restated its consolidated financial statements to correct the classification of certain prior-period shipping and handling costs to be compliant with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" at its Industrial Products, Natural Resources and Other segments. The effect of this restatement was to increase net sales and cost of sales by $18.8 million and $24.2 million in the three months ended September 30, 2005 and 2004, respectively and to increase net sales and cost of sales by $66.5 million and $64.0 million in the nine months ended September 30, 2005 and 2004, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders' equity and comprehensive income (loss) for any of the periods presented. See also Note 2 of the "Notes to Consolidated Financial Statements."

        This Form 10-Q/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-Q/A solely amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing. In connection with the restatement described above, management has determined that a material weakness existed related to our controls over the appropriate classification of shipping and handling costs as of September 30, 2005. We have fully remediated that weakness as of the date of filing this amendment on Form 10-Q/A.

        In addition, pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

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

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$110,664	$90,217
Accrued expenses	141,850	125,681
Debt:
Mortgage-backed/asset-backed notes	1,664,263	1,763,827
Senior debt	10,000	—
Convertible senior subordinated notes	175,000	175,000
Accrued interest	16,932	16,813
Accumulated postretirement benefits obligation	277,563	282,599
Other long-term liabilities	221,855	203,122

Total liabilities	2,618,127	2,657,259

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—59,653,814 and 57,953,136 shares	597	580
Capital in excess of par value	1,207,375	1,178,121
Accumulated deficit	(528,605)	(609,048)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(57,979)	(51,109)

Total stockholders' equity	362,071	259,227

	$2,980,198	$2,916,486

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,
	2005	2004
	(in thousands, except per share amounts) As Restated
Net sales and revenues:
Net sales	$362,046	$351,046
Interest income on instalment notes	50,977	54,961
Miscellaneous	5,672	4,520

	418,695	410,527

Cost and expenses:
Cost of sales (exclusive of depreciation)	280,327	276,631
Depreciation	14,238	14,687
Selling, general and administrative	48,328	46,101
Provision for losses on instalment notes	3,076	2,716
Postretirement benefits	3,240	2,053
Interest expense—mortgage-backed/asset-backed notes	30,046	32,824
Interest expense—corporate debt	3,595	3,803
Amortization of other intangibles	837	1,079
Provision for estimated hurricane insurance losses	12,200	4,918
Restructuring and impairment (credits) charges	(1,243)	534

	394,644	385,346

Income from continuing operations before income tax expense	24,051	25,181
Income tax expense	(3,681)	(6,108)

Income from continuing operations	20,370	19,073
Discontinued operations, net of income taxes	(173)	—

Net income	$20,197	$19,073

Basic income per share:
Income from continuing operations	$0.53	$0.51
Discontinued operations	(0.01)	—

Net income	$0.52	$0.51

Diluted income per share:
Income from continuing operations	$0.44	$0.42
Discontinued operations	(0.01)	—

Net income	$0.43	$0.42

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended September 30,
	2005	2004
	(in thousands, except per share amounts) As Restated
Net sales and revenues:
Net sales	$1,079,287	$978,984
Interest income on instalment notes	157,580	166,634
Miscellaneous	16,063	10,705

	1,252,930	1,156,323

Cost and expenses:
Cost of sales (exclusive of depreciation)	815,494	800,913
Depreciation	43,063	45,188
Selling, general and administrative	144,913	144,614
Provision for losses on instalment notes	8,210	9,109
Postretirement benefits	9,712	5,158
Interest expense—mortgage-backed/asset-backed notes	92,583	94,826
Interest expense—corporate debt	11,304	13,954
Amortization of other intangibles	2,823	3,916
Provision for estimated hurricane insurance losses	12,200	4,918
Restructuring and impairment (credits) charges	(633)	1,048

	1,139,669	1,123,644

Income from continuing operations before income tax expense	113,261	32,679
Income tax expense	(32,228)	(9,945)

Income from continuing operations	81,033	22,734
Discontinued operations, net of income taxes	(590)	—

Net income	$80,443	$22,734

Basic income per share:
Income from continuing operations	$2.11	$0.58
Discontinued operations	(0.01)	—

Net income	$2.10	$0.58

Diluted income per share:
Income from continuing operations	$1.72	$0.54
Discontinued operations	(0.01)	—

Net income	$1.71	$0.54

See accompanying "Notes to Consolidated Financial Statements"

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

        The Company's prior method of accounting for the cost to deliver products to the customer's designated location was to include these costs as a deduction from net sales and revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $18.8 million and $24.2 million in the three months ended September 30, 2005 and 2004, respectively, and to increase net sales and cost of sales by $66.5 million and $64.0 million in the nine months ended September 30, 2005 and 2004, respectively. The restatement had no impact on operating income, net income, earnings per share or on the consolidated statement of changes in stockholders' equity and comprehensive income (loss) for any of the prior periods presented. See also Note 14 for the restatement of the reportable segments.

        The following table presents the impact of the restatement on the financial statements for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	For the three months ended September 30,
	2005	2005	2004	2004
	As Restated	As Originally Reported	As Restated	As Originally Reported
Net sales and revenues:
Net sales	$362,046	$343,264	$351,046	$326,895
Interest income on instalment notes	50,977	50,977	54,961	54,961
Miscellaneous	5,672	5,672	4,520	4,520

	418,695	399,913	410,527	386,376

Costs and expenses:
Cost of sales	280,327	261,545	276,631	252,480
All other costs and expenses	114,317	114,317	108,715	108,715

	394,644	375,862	385,346	361,195

Income from continuing operations before income taxes	$24,051	$24,051	$25,181	$25,181

        The following table presents the impact of the restatement on the financial statements for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	For the nine months ended September 30,
	2005	2005	2004	2004
	As Restated	As Originally Reported	As Restated	As Originally Reported
Net sales and revenues:
Net sales	$1,079,287	$1,012,817	$978,984	$914,941
Interest income on instalment notes	157,580	157,580	166,634	166,634
Miscellaneous	16,063	16,063	10,705	10,705

	1,252,930	1,186,460	1,156,323	1,092,280

Costs and expenses:
Cost of sales	815,494	749,024	800,913	736,870
All other costs and expenses	324,175	324,175	322,731	322,731

	1,139,669	1,073,199	1,123,644	1,059,601

Income from continuing operations before income taxes	$113,261	$113,261	$32,679	$32,679

Note 3—Acquisition of Mueller Water Products, Inc.

        On October 3, 2005, pursuant to the agreement dated June 17, 2005, the Company acquired all of the outstanding common stock of Mueller Water Products and subsidiaries ("Mueller") for $928.6 million and assumed approximately $1.05 billion of indebtedness at Mueller. In conjunction with the acquisition, United States Pipe and Foundry ("U.S. Pipe") was contributed to Mueller. Mueller had net sales of $296.9 million and $838.2 million for the three and nine month periods ended July 2, 2005. Net sales were $1,049.2 million for the fiscal year ended September 30, 2004. Mueller had total assets of $1,026.2 million and $984.3 million at September 30, 2004 and July 2, 2005, respectively. The purchase price will be allocated to the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. The final allocation will be determined during the fourth quarter of 2005.

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

Note 5—Restructuring and Impairments

        In December 2003, the Company announced that it expected to close Mine No. 5 during the fourth quarter of 2004 due to continuing adverse geologic conditions. In the fourth quarter of 2004, the Company decided to extend its coal production schedule for Mine No. 5 to the fourth quarter of 2006 due to favorable metallurgical coal pricing. As a result of the temporary idling of Mine No. 5 and the increased manpower requirements related to the Mine No. 7 expansion, the Company anticipates terminating fewer Mine No. 5 employees. Previously, the total expected costs of the shutdown were $14.5 million, of which approximately $9.4 million would qualify as restructuring costs. The remainder of the costs, primarily representing workers' compensation and other incremental costs related to the closure of the mine, will be charged to expense when incurred. As a result of the increased manpower requirements, total expected costs decreased to approximately $12.4 million, of which $7.3 million would qualify as restructuring costs. During the quarter ended September 30, 2005, the Company re-measured the liability, which resulted in a $1.4 million reversal of amounts previously charged to restructuring expense. Estimated expected costs associated with the shutdown and the amounts recorded to restructuring expenses are as follows (in thousands):

	Total Expected Costs	Restructuring charges expensed from inception to September 30, 2005	Restructuring credits for the three months ended September 30, 2005	Restructuring credits for the nine months ended September 30, 2005	Restructuring charges expensed from inception to December 31, 2004
Termination benefits	$1,929	$678	$(1,243)	$(633)	$1,311
Other employee- related costs	8,475	5,790	—	—	5,790
Other costs	2,001	67	—	—	67

Total	$12,405	$6,535	$(1,243)	$(633)	$7,168

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

        Activity in accrued restructuring was as follows (in thousands):

	For the three months ended September 30, 2005	For the three months ended June 30, 2005	For the three months ended March 31, 2005	For the year ended December 31, 2004
Beginning balance	$2,198	$1,893	$1,588	$1,388
Restructuring expenses accrued	205	305	305	2,519
Restructuring payments	—	—	—	(653)
Reversal of prior accruals	(1,448)	—	—	(1,666)

Ending balance	$955	$2,198	$1,893	$1,588

Note 6—Restricted Short-Term Investments

        Restricted short-term investments at September 30, 2005 and December 31, 2004 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($86.7 million and $93.4 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses of ($6.6 million and $6.5 million, respectively).

Note 7—Instalment Notes Receivable

        The instalment notes receivable is summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Instalment notes receivable	$1,565,721	$1,619,148
Mortgage loans	134,665	109,257
Less: Allowance for losses	(12,306)	(11,200)

Net	$1,688,080	$1,717,205

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

Note 8—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Finished goods	$160,363	$122,956
Goods in process	50,920	37,597
Raw materials and supplies	48,592	44,095
Repossessed houses held for resale	30,684	28,899

Total inventories	$290,559	$233,547

Note 9—Debt

        Debt, in accordance with its contractual terms, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Mortgage-Backed/Asset-Backed Notes:
Trust IV Asset Backed Notes	$271,125	$322,357
Trust VI Asset Backed Notes	178,229	198,366
Trust VII Asset Backed Notes	147,506	167,525
Trust VIII Asset Backed Notes	188,292	214,994
Trust IX Variable Funding Loan	96,800	36,974
Trust X Asset Backed Notes	265,793	292,178
Trust XI Asset Backed Notes	231,834	257,086
2004-1 Trust Asset Backed Notes	239,984	274,347
Trust XIV Variable Funding Loan	44,700	—

	1,664,263	1,763,827
Other senior debt:
Walter Industries, Inc.
Revolving Credit Facility	10,000	—
Convertible Senior Subordinated Notes	175,000	175,000

	185,000	175,000

Total	$1,849,263	$1,938,827

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

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consisted of a $245 million senior secured revolving credit facility originally maturing in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility was secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility was 0.25% and the interest rate was a floating rate of 125 basis points over LIBOR, through September 30, 2005. LIBOR was 3.6% and 2.4% at September 30, 2005 and December 31, 2004, respectively.

        The revolving credit facility includes a sub-facility for trade and other standby letters of credit in an amount up to $100.0 million at any time outstanding. At September 30, 2005, letters of credit with a face amount of $73 million were outstanding and approximately $182 million was available under the Revolving Credit Facility.

        On October 3, 2005, the Company entered into a credit agreement (the "2005 Walter Credit Agreement") consisting of a $225 million senior secured revolving credit facility maturing in October 2010 (the "2005 Walter Revolving Credit Facility") and a $450 million senior secured term loan maturing in October 2012 (the "2005 Walter Term Loan"). In connection with entering into the 2005 Walter Credit Agreement, the 2003 Credit Facility was terminated. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller and its subsidiaries The 2005 Walter Term Loan requires quarterly principal payments of $1.1 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.50% and the interest rate is a floating rate of 225 basis points over LIBOR. The 2005 Walter Term Loan carries a floating interest rate of 200 basis points over LIBOR.

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

        On October 3, 2005, Mueller Group, a wholly-owned subsidiary of Mueller and an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the "2005 Mueller Credit Agreement") consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the "2005 Mueller Revolving Credit Facility") and a $1,050 million senior secured term loan maturing in October 2012 (the "2005 Mueller Term Loan"). The 2005 Mueller Credit Agreement is a secured obligation of Mueller Group and substantially all of the wholly-owned domestic subsidiaries of Mueller Group, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating rate 250 basis points over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 225 basis points over LIBOR.

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

Note 11—Income Taxes

        For the quarter ended September 30, 2005, the Company recorded credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company's estimated effective tax rate from 32% to 30%.

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

Note 13—Financial Instruments

        On January 31, 2005, the Company entered into two $50 million interest rate hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the scheduled issuance date of the Company's next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. As of September 30, 2005, the Company recorded an unrealized gain from these hedging instruments of $0.5 million, net of tax, as a component of other comprehensive income.

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

        On October 27, 2005, Mueller Group entered into six interest rate hedge transactions with a cumulative notional value of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company's cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. The swap agreements call for the Company to make fixed rate payments over the term at each swap's stated LIBOR rate and to receive payments based on three month LIBOR from the counter-parties. It is anticipated that these swaps will be settled upon maturity and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income. These hedges principally comply with covenants contained in the Mueller Credit Agreement.

        On November 1, 2005, the Company entered into an interest rate hedge with a notional value of $75 million. The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company's cash flows due to changes in interest payments on its 2005 Walter Term Loan. The structure of the hedge is a three year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three month LIBOR rates are below the floor and to receive payments from the counter-party when the three month LIBOR is above the cap. It is anticipated that the hedge will be settled upon maturity and will be accounted for as a cash flow hedge. As such, changes in the fair value of the hedge that take place through the date of maturity will be recorded in accumulated other comprehensive income.

Note 14—Segment Information (restated)

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended September 30,
	2005	2004
	(As Restated)
Net sales and revenues:
Homebuilding	$55,994	$54,172
Financing	56,621	59,262
Industrial Products	170,274	167,639
Natural Resources	106,796	106,692
Other	35,758	29,466
Consolidating eliminations	(6,748)	(6,704)

Net sales and revenues	$418,695	$410,527

Segment operating income (loss):
Homebuilding	$(10,454)	$(9,550)
Financing(a)	521	8,569
Industrial Products	10,086	8,286
Natural Resources	29,249	23,674
Other	(1,748)	(1,288)
Consolidating eliminations	(8)	(707)

Operating income	27,646	28,984
Less corporate debt interest expense	(3,595)	(3,803)

Income from continuing operations before income tax expense	24,051	25,181
Income tax expense	(3,681)	(6,108)

Income from continuing operations	$20,370	$19,073

Depreciation:
Homebuilding	$1,233	$1,213
Financing	341	401
Industrial Products	6,224	6,415
Natural Resources	5,121	5,464
Other	1,319	1,194

Total	$14,238	$14,687

(a)
Operating income amounts are after deducting amortization of other intangibles of $837 and $1,079 for the three months ended September 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $30,046 and $32,824 for the three months ended September 30, 2005 and 2004, respectively.

	For the nine months ended September 30,
	2005	2004
	(As Restated)
Net sales and revenues:
Homebuilding	$161,790	$179,832
Financing	174,320	183,040
Industrial Products	456,929	444,650
Natural Resources	378,324	281,470
Other	104,566	84,558
Consolidating eliminations	(22,999)	(17,227)

Net sales and revenues	$1,252,930	$1,156,323

Segment operating income (loss):
Homebuilding	$(32,997)	$(25,071)
Financing(a)	29,323	39,065
Industrial Products	27,687	8,137
Natural Resources	112,409	36,080
Other	(9,018)	(9,518)
Consolidating eliminations	(2,839)	(2,060)

Operating income	124,565	46,633
Less corporate debt interest expense	(11,304)	(13,954)

Income from continuing operations before income tax expense	113,261	32,679
Income tax expense	(32,228)	(9,945)

Income from continuing operations	$81,033	$22,734

Depreciation:
Homebuilding	$3,645	$3,671
Financing	1,056	1,093
Industrial Products	19,401	20,158
Natural Resources	15,351	16,628
Other	3,610	3,638

Total	$43,063	$45,188

(a)
Operating income amounts are after deducting amortization of other intangibles of $2,823 and $3,916 for the nine months ended September 30, 2005 and 2004, respectively, and interest expense on the mortgage-backed/asset-backed notes of $92,583 and $94,826 for the nine months ended September 30, 2005 and 2004, respectively.

Note 15—Commitments and Contingencies

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

Note 16—Hurricane Insurance Claim Losses

        The Company recorded a provision for estimated hurricane insurance losses of $12.2 million and $4.9 million, net of expected reinsurance proceeds from unrelated insurance carriers, during the three months ended September 30, 2005 and 2004, respectively. These estimated losses, recorded in the Financing segment, were for estimated claim losses as a result of damage from Hurricanes Katrina and Rita in 2005 and four hurricanes in 2004 that impacted the Company's market area.

Note 17—Subsequent Events

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

        On October 26, 2005, the Company's United Land subsidiary announced an investment in Kodiak Mining Company, LLC, a joint venture established to operate an underground coal mine in Shelby County, Alabama. The mine has approximately 4.3 million tons of reserves, which can be sold as high vol, hard coking coal or high BTU, low-sulfur steam coal. Production is expected to begin the first quarter 2006, and the Company expects that its share of this venture will result in approximately 350,000 tons of incremental coal production in 2006.

        On October 26, 2005, the Company announced plans to close its U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller's Chattanooga and Albertville, Alabama plants by the end of this year. The eventual closure of the Chattanooga plant will occur sometime in 2006. The estimated pre-tax restructuring costs consisting of the write-off of impaired assets, severance and environmental costs are estimated at $37.8 million, of which $21.9 million are non-cash, and are expected to be recorded in the fourth quarter.

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

Note 18—New Accounting Pronouncements

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

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended September 30, 2005 and 2004

	For the three months ended September 30, 2005 As Restated
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$55,721	$3,858	$170,216	$105,947	$32,374	$(6,070)	$362,046
Interest income on instalment notes	—	50,977	—	—	—	—	50,977
Miscellaneous income	273	1,786	58	849	3,384	(678)	5,672

Net sales and revenues	55,994	56,621	170,274	106,796	35,758	(6,748)	418,695
Cost of sales	47,023	2,650	143,858	65,920	27,616	(6,740)	280,327
Interest expense(1)	—	30,046	—	—	—	—	30,046

	8,971	23,925	26,416	40,876	8,142	(8)	108,322
Depreciation	1,233	341	6,224	5,121	1,319	—	14,238
Selling, general & administrative	18,309	7,009	10,469	3,637	8,904	—	48,328
Provision for losses on instalment notes	—	3,076	—	—	—	—	3,076
Postretirement benefits	(117)	(59)	(363)	4,112	(333)	—	3,240
Amortization of other intangibles	—	837	—	—	—	—	837
Provision for estimated hurricane insurance losses	—	12,200	—	—	—	—	12,200
Restructuring & impairment credits	—	—	—	(1,243)	—	—	(1,243)

Operating income (loss)	$(10,454)	$521	$10,086	$29,249	$(1,748)	$(8)	27,646

Corporate debt interest expense							(3,595)

Income before income taxes							$24,051

(1)
Excludes corporate debt interest expense.

	For the three months ended September 30, 2004 As Restated
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$53,682	$2,858	$167,752	$105,895	$26,856	$(5,997)	$351,046
Interest income on instalment notes	—	54,961	—	—	—	—	54,961
Miscellaneous income	490	1,443	(113)	797	2,610	(707)	4,520

Net sales and revenues	54,172	59,262	167,639	106,692	29,466	(6,704)	410,527
Cost of sales	42,580	1,342	145,289	70,679	22,738	(5,997)	276,631
Interest expense(1)	—	32,824	—	—	—	—	32,824

	11,592	25,096	22,350	36,013	6,728	(707)	101,072
Depreciation	1,213	401	6,415	5,464	1,194	—	14,687
Selling, general & administrative	20,052	7,461	8,054	3,422	7,112	—	46,101
Provision for losses on instalment notes	—	2,716	—	—	—	—	2,716
Postretirement benefits	(123)	(48)	(405)	2,919	(290)	—	2,053
Amortization of other intangibles	—	1,079	—	—	—	—	1,079
Provision for estimated hurricane insurance losses	—	4,918	—	—	—	—	4,918
Restructuring & impairment charges	—	—	—	534	—	—	534

Operating income (loss)	$(9,550)	$8,569	$8,286	$23,674	$(1,288)	$(707)	28,984

Corporate debt interest expense							(3,803)

Income before income taxes							$25,181

(1)
Excludes corporate debt interest expense.

Overview

        The Company's net income for the quarter ended September 30, 2005 was $20.2 million, or $0.43 per diluted share, which compares to net income in the comparable 2004 period of $19.1 million, or $0.42 per diluted share. Net income for the quarter reflects higher year-over-year operating income from the Company's Natural Resources and Industrial Products segments primarily due to higher metallurgical coal and ductile iron pipe pricing, respectively. Results in the third quarter 2005 of the Natural Resources segment included $12.6 million of pre-tax idle mine costs associated with the water ingress problem at Jim Walter Resources' Mine No. 5 that began in June 2005.

        The Financing segment incurred significant estimated losses in the quarter related to Hurricanes Katrina and Rita, which included pre-tax insurance losses of $12.2 million, and an addition to the provision for losses on instalment notes of $1.3 million. In the prior year quarter, the Financing segment incurred pre-tax insurance-related hurricane losses of $4.9 million.

        Net income for the current period included credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company's estimated effective tax rate from 32% to 30%, related to changes in estimated full year operating income and interest expense.

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 55.2% to $108.28 per ton in the current period compared to the prior year period. Coal shipments decreased approximately 500,000 tons due to the timing of shipments.

  •
  Industrial Products' current period results reflect a 13.2% increase in ductile iron pipe prices partially offset by a 9.0% decrease in volume of ductile iron pipe shipments.

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

  •
  Prior year Industrial Products' results include a $1.9 million environmental-related insurance settlement.

  •
  Homebuilding had 3.5% more unit completions and higher average sales prices, offset by $0.4 million of hurricane-related repair costs and lower margins due to repair and rework on aged units in the current period.

  •
  Current period results at Sloss reflect higher furnace and foundry coke pricing, partially offset by decreased foundry coke volumes and higher raw material costs.

  •
  In the current period, the Company also recorded credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company's estimated effective tax rate from 32% to 30%. Prior period results included a reduction in tax expense of $0.6 million from revising the effective tax rate from 27.5% to 25.0%.

        Other developments, trends and factors that may impact future results include:

  •
  The Company completed the acquisition of Mueller Water Products, Inc. on October 3, 2005. The results of Mueller's operations will be consolidated with the Company's results, from the date of acquisition.

  •
  On October 21, 2005, the Company announced its plan to initiate an initial public offering and subsequent spin-off of its Water Products business, which includes Mueller and U.S. Pipe.

  •
  The Company estimates the total inventory adjustment needed to record Mueller's inventory at fair value will be approximately $62.0 million, which will be charged to cost of sales based on inventory turnover. Approximately $50.0 million of this inventory adjustment will be expensed in the quarter ending December 31, 2005, with the remainder expensed in the quarter ending March 31, 2006. The Company also expects Mueller's quarterly amortization expense from definite-lived intangibles to increase by approximately $7.9 million and to write off certain financing costs in the quarter totaling $2.5 million.

  •
  On October 26, 2005, the Company announced plans to close its U.S. Pipe Chattanooga, Tennessee plant and to transfer the valve and hydrant production of that plant to Mueller's

    Chattanooga and Albertville, Alabama plants by the end of this year. The eventual closure of the U.S. Pipe Chattanooga plant will occur sometime in 2006. The pre-tax restructuring costs to be recorded in the fourth quarter are estimated at $37.8 million consisting of the write-off of impaired assets, severance and environmental costs, of which $21.9 million are non-cash.

  •
  On October 26, 2005, the Company executed a definitive agreement to invest up to $19.6 million in Kodiak Mining Company, LLC, which will give the Company a 51% equity interest in this enterprise which operates an underground coal mine in Shelby County, Alabama. The mine has approximately 4.3 million tons of reserves which can be sold as high vol, hard coking coal or high BTU low sulfur steam coal. Annual production is expected to be approximately 700,000 tons per year until the reserves are exhausted or a new mining area is developed. Kodiak will be consolidated into the Company's results and starting in 2006 Kodiak is expected to contribute net income of $5 million to $6 million, net of minority interest, per year.

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

        Net sales and revenues for the three months ended September 30, 2005 were $418.7 million, a 2.0% increase from $410.5 million for the quarter ended September 30, 2004, primarily driven by higher metallurgical coal prices at Natural Resources along with higher pricing at Industrial Products and Sloss, partially offset by decreases at Financing due to fewer unit completions and reduced instalment note portfolio balances.

        Cost of sales, exclusive of depreciation, of $280.3 million was 77.4% of net sales in the 2005 period and $276.6 million and 78.8% of net sales in the 2004 period, a slight decrease as a percentage of net sales from 2004. The decrease in cost of sales as a percentage of net sales is due to increases in metallurgical coal sales prices at Natural Resources and ductile iron pipe prices at Industrial Products, partially offset by idle mine costs of $12.6 million due to the water ingress problem at Natural Resources' Mine No. 5 and $4.4 million in the Homebuilding segment due to higher construction, repair and material costs.

        Selling, general and administrative expenses of $48.3 million were 11.5% of net sales and revenues in the 2005 period, compared to $46.1 million and 11.2% in 2004. The increase is primarily due to a favorable environmental insurance settlement of $1.9 million in the Industrial Products segment in the 2004 period. Additionally, during the current period, higher professional costs in the Other segment were partially offset by a $1.7 million reduction in Homebuilding due to overhead cost reduction efforts. The prior year period also included $1.2 million of costs in the Homebuilding segment related to branch closures and severance costs.

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

        The Company's effective tax rate of 15% and 24% for the three months ended September 30, 2005 and 2004, respectively, differed from the federal statutory rate primarily due to depletion deductions related to the Natural Resources segment and the effect of state income taxes. In the current period, the Company also recorded credits to income tax expense of $1.7 million related to an exemption from U.S. tax for a portion of the profits from certain foreign sales and $2.3 million resulting from revising the Company's estimated full year effective tax rate from 32% to 30%. Prior period results included a reduction in tax expense of $0.6 million from revising the effective tax rate from 27.5% to 25.0%.

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

        As a result of the hurricanes, we expect construction delays caused by limited sub-contractor availability to continue during the fourth quarter. Gross margins in Homebuilding's Southeast and Atlantic divisions continue to be suppressed due to issues with repairs and rework on aged units.

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

Industrial Products

        Net sales and revenues were $170.3 million for the three months ended September 30, 2005 compared to $167.6 million in the year-earlier period. The increase was primarily due to a 13.2% increase in ductile iron pipe selling prices, partially offset by a 9.0% decrease in ductile iron pipe sales due to an industry-wide decline in demand. This temporary third quarter industry-wide decline in shipments is expected to improve in the fourth quarter of 2005. U.S. Pipe increased prices in October 2005 and has implemented pricing actions since September 2003 to offset scrap metal and other manufacturing cost increases.

        The estimated order backlog consisting of pressure pipe, valves and hydrants, fittings and castings at September 30, 2005 was approximately $80.5 million compared to $91.0 million at December 31, 2004 and $92.8 million at September 30, 2004. The decrease in backlog since December 2004 is due to the seasonality of the business.

        Operating income for the segment totaled $10.1 million for the quarter, compared to $8.3 million in the prior year period. Last year's operating income included a favorable $1.9 million insurance claim settlement. Excluding last year's settlement, U.S. Pipe generated a significant increase in operating income of 57.8%, primarily due to improved pricing and favorable product mix. These positives were partially offset by lower volumes, higher scrap metal costs, increased energy expenses and increased warranty expense.

Natural Resources

        Net sales and revenues were comparable period over period, due to higher metallurgical coal and natural gas pricing, partially offset by lower volumes. As disclosed in the second quarter of 2005, Jim Walter Resources' customers required certain shipments of lower-priced metallurgical coal contracts to be shipped in the second half of the year, which reduced average third quarter selling prices.

	Three months ended September 30,
	2005	2004
Average Coal Selling Price (per Ton)	$85.01	$60.33
Tons of Coal Sold	1.1 million	1.6 million
Tons of Coal Mined	1.2 million	1.7 million
Average Natural Gas Selling Price (per MCF)	$8.03	$5.80
Billion Cubic Feet of Natural Gas Sold	1.7	1.9
Number of Natural Gas Wells	406	375

        For the three months ended September 30, 2005, Natural Resources' operating income was $29.2 million, compared to operating income of $23.7 million in the prior year period. The increase was primarily due to higher metallurgical coal pricing, partially offset by lower volumes, higher production costs of $5.17 per ton in Mine Nos. 4 and 7 and $12.6 million of idle mine costs at Mine No. 5 during the current period. The production cost increase at Mine Nos. 4 and 7 was principally due to higher supplies and energy expenses and lower production at Mine No. 7 versus last year's third quarter. The expected reduction in Mine No. 7 tonnage was principally due to lower yields as a result of mining a thinner coal seam within the current panel. In addition, the segment recorded a reduction to restructuring and impairment charges of $1.4 million due to the expectation that more of the workforce at Mine No. 5 will be transferred to Mine No. 7 upon its closure. The decrease in natural gas production volume is primarily attributable to Mine No. 4 coal production occurring in a heavily degassed area of the mine and the temporary idling of Mine No. 5 in the third quarter.

Other

        Net sales and revenues were $35.8 million for the three months ended September 30, 2005, an increase of $6.3 million from $29.5 million in the prior year period. Sloss revenues were $32.0 million, up 19.0% versus the prior year period due to higher furnace and foundry coke prices and increased furnace coke volumes, partially offset by decreased foundry coke volumes. Sloss operating income was $2.4 million in the 2005 period compared to $2.1 million in the prior year period as higher furnace and foundry coke pricing and furnace coke volumes were partially offset by higher coking coal material costs.

        Net general corporate expenses, principally included in selling, general and administrative expense, were $5.5 million for the three months ended September 30, 2005 compared to $4.3 million for the three months ended September 30, 2004. Corporate expenses increased due to professional fees and other personnel costs of $2.2 million.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Nine Months ended September 30, 2005 and 2004

	For the nine months ended September 30, 2005 As Restated
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$160,835	$11,635	$456,751	$374,730	$96,301	$(20,965)	$1,079,287
Interest income on instalment notes	—	157,580	—	—	—	—	157,580
Miscellaneous income	955	5,105	178	3,594	8,265	(2,034)	16,063

Net sales and revenues	161,790	174,320	456,929	378,324	104,566	(22,999)	1,252,930
Cost of sales	136,031	7,016	384,221	227,697	80,689	(20,160)	815,494
Interest expense(1)	—	92,583	—	—	—	—	92,583

	25,759	74,721	72,708	150,627	23,877	(2,839)	344,853
Depreciation	3,645	1,056	19,401	15,351	3,610	—	43,063
Selling, general & administrative	55,462	21,288	26,709	11,164	30,290	—	144,913
Provision for losses on instalment notes	—	8,210	—	—	—	—	8,210
Postretirement benefits	(351)	(179)	(1,089)	12,336	(1,005)	—	9,712
Amortization of other intangibles	—	2,823	—	—	—	—	2,823
Provision for estimated hurricane insurance losses	—	12,200	—	—	—	—	12,200
Restructuring & impairment credits	—	—	—	(633)	—	—	(633)

Operating income (loss)	$(32,997)	$29,323	$27,687	$112,409	$(9,018)	$(2,839)	124,565

Corporate debt interest expense							(11,304)

Income from continuing operations before income taxes							$113,261

(1)
Excludes corporate debt interest expense.

	For the nine months ended September 30, 2004
	As Restated
($ in thousands)	Homebuilding	Financing	Industrial Products	Natural Resources	Other	Cons Elims	Total
Net sales	$179,262	$12,144	$445,275	$278,605	$78,861	$(15,163)	$978,984
Interest income on instalment notes	—	166,634	—	—	—	—	166,634
Miscellaneous income	570	4,262	(625)	2,865	5,697	(2,064)	10,705

Net sales and revenues	179,832	183,040	444,650	281,470	84,558	(17,227)	1,156,323
Cost of sales	142,504	7,625	390,229	209,781	65,861	(15,087)	800,913
Interest expense(1)	—	94,826	—	—	—	—	94,826

	37,328	80,589	54,421	71,689	18,697	(2,140)	260,584
Depreciation	3,671	1,093	20,158	16,628	3,638	—	45,188
Selling, general & administrative	59,097	22,634	27,272	10,242	25,449	(80)	144,614
Provision for losses on instalment notes	—	9,109	—	—	—	—	9,109
Postretirement benefits	(369)	(146)	(1,267)	7,812	(872)	—	5,158
Amortization of other intangibles	—	3,916	—	—	—	—	3,916
Provision for estimated hurricane insurance losses	—	4,918	—	—	—	—	4,918
Restructuring & impairment charges	—	—	121	927	—	—	1,048

Operating income (loss)	$(25,071)	$39,065	$8,137	$36,080	$(9,518)	$(2,060)	46,633

Corporate debt interest expense							(13,954)

Income from continuing operations before income taxes							$32,679

(1)
Excludes corporate debt interest expense.

Overview

        The Company's net income for the nine months ended September 30, 2005 was $80.4 million, or $1.71 per diluted share, which compares to net income in the comparable 2004 period of $22.7 million, or $0.54 per diluted share. Profitability at Natural Resources increased significantly over the prior year period primarily driven by higher contractual selling prices for metallurgical coal, as well as an improvement in Industrial Products over the prior year due to improved ductile iron pipe selling prices. These improvements were partially offset by higher scrap metal costs and fewer tons shipped. The results for the current period include decreased earnings in the Financing segment primarily due to an increase in estimated hurricane-related losses and increased losses in the Homebuilding segment as a result of fewer unit completions and higher than anticipated costs driven by repair, rework and other non-recoverable costs related to home construction.

        Principal factors impacting the current period results compared to the year ago period included:

  •
  Metallurgical coal selling prices increased 64.0% to $91.00 per ton in the current period compared to the prior year period, while metallurgical coal tons sold decreased 8.2%.

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

        Net sales and revenues for the nine months ended September 30, 2005 were $1.25 billion, an 8.4% increase from $1.16 billion for the nine months ended September 30, 2004, primarily driven by higher metallurgical coal sales prices at Natural Resources along with higher pricing at U.S. Pipe and Sloss partially offset by decreases at Homebuilding and Financing due to fewer unit completions and reduced instalment note portfolio balances, respectively.

        Cost of sales, exclusive of depreciation, of $815.5 million was 75.6% of net sales in the 2005 period versus $800.9 million and 81.8% of net sales in the comparable period of 2004. The decrease in cost of sales as a percentage of net sales is due to increases in sales prices at Natural Resources, Industrial Products and Sloss, partially offset by higher scrap metal costs in the Industrial Products segment, increased metallurgical coal raw material costs at Sloss, idle mine costs of $16.1 million due to the water ingress problem at Natural Resources' Mine No. 5 and higher construction, repair, and material costs in the Homebuilding segment.

        Selling, general and administrative expenses of $144.9 million were 11.6% of net sales and revenues in the 2005 period, compared to $144.6 million and 12.5% in 2004. The increase is due to higher severance, audit fees, other employee-related costs, and other professional fees, partially offset by an increase of $3.2 million for a favorable insurance claim settlements in the Industrial Products segment, a $3.6 million decrease in the Homebuilding segment due to lower severance, employee-related costs and lower advertising expenses. The prior year results also include $1.0 million for Vestal Manufacturing which was sold in 2004.

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

        The Company's effective tax rate of 30.0% and 25.0% for the nine months ended September 30, 2005 and 2004, respectively, differed from the federal statutory rate primarily due to depletion deductions related to the Natural Resources segment and the effect of state income taxes. In the current period, the Company also recorded a favorable tax adjustment of $1.7 million related to an exemption from U.S. tax for a portion of the profit from certain foreign sales. Additionally, the Company established a $1.8 million valuation allowance for Homebuilding segment state deferred tax assets in 2004.

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

Industrial Products

        Net sales and revenues were $456.9 million for the nine months ended September 30, 2005 compared to $444.7 million in the year-earlier period. The increase was primarily due to a 19.8% increase in ductile iron pipe selling prices, partially offset by a 10.5% decrease in ductile iron pipe shipments mainly due to industry-wide delays in construction projects, some of which were due to weather-related problems. Prices were higher than the prior year as the industry has been increasing prices to offset surging scrap costs. U.S. Pipe's pricing actions since September 2003 have offset scrap metal and other manufacturing cost increases.

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

Natural Resources

        Net sales and revenues were $378.3 million for the nine months ended September 30, 2005, an increase of $96.8 million from $281.5 million in the prior year period. The increase was primarily due to higher metallurgical coal prices, partially offset by fewer tons shipped.

	Nine months ended September 30,
	2005	2004
Average Coal Selling Price (per Ton)	$76.66	$49.99
Tons of Coal Sold	4.4 million	4.9 million
Tons of Coal Mined	4.6 million	5.1 million
Average Natural Gas Selling Price (per MCF)	$7.11	$5.91
Billion Cubic Feet of Natural Gas Sold	5.2	6.0
Number of Natural Gas Wells	403	375

        For the nine months ended September 30, 2005, Natural Resources' operating income was $112.4 million, compared to operating income of $36.1 million in the prior year period. The increase was primarily due to higher metallurgical coal prices and 4.6% more tonnage than the same period last year produced at Mine Nos. 4 and 7, partially offset by fewer tons shipped. The Company also incurred $16.1 million of idle mine costs at Mine No. 5, and higher costs of approximately $2.69 per ton at Mine No. 7 and Mine No. 4 primarily due to increases for supplies, labor and other costs. In addition, the segment recorded a reduction to restructuring and impairment charges of $1.4 million due to the expectation that more of the workforce at Mine No. 5 will be transferred to Mine No. 7 upon its closure. Also, the Company recorded a $1.6 million reduction of other post-employment benefits liability in 2004.

Other

        Net sales and revenues were $104.6 million for the nine months ended September 30, 2005, an increase of $20.0 million from $84.6 million in the prior year period. Sloss revenues were $17.6 million higher than the previous period due to higher furnace coke and foundry coke prices. Sloss operating income was $7.3 million in the 2005 period, an increase of $1.0 million from the prior year period, due to higher furnace and foundry coke pricing, partially offset by increases in production costs, higher metallurgical coal raw material costs and expenses from a legal settlement. Current period operating income for the segment included an accrual reduction of $1.1 million in the Company's land group recorded in cost of sales due to a favorable court ruling related to a coal mineral rights dispute.

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

        Receivables, net, consisting principally of trade receivables, were $205.0 million at September 30, 2005, an increase of $34.8 million from December 31, 2004. The increase in receivables was primarily due to higher selling prices and the timing of shipments in the Natural Resources segment ($23.0 million) and higher pricing in the Industrial Products segment ($15.9 million), partially offset by the collection of amounts receivable from the exercise of employee stock options ($5.2 million).

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are operating cash flows, borrowings under the revolving credit facilities and committed secured warehouse lines of credit. The Company's principal sources of long-term funding are the convertible senior subordinated notes, senior secured term loans and its financings under mortgage-backed/asset-backed notes.

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

Convertible Notes and Senior Debt

        On October 3, 2005, the Company entered into a credit agreement (the "2005 Walter Credit Agreement") consisting of a $225 million senior secured revolving credit facility maturing in October 2010 (the "2005 Walter Revolving Credit Facility") and a $450 million senior secured term loan maturing in October 2012 (the "2005 Walter Term Loan"). In connection with entering into the 2005 Walter Credit Agreement, the 2003 Credit Facility was terminated. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller and its subsidiaries The 2005 Walter Term Loan requires quarterly principal payments of $1.1 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.50% and the interest rate is a floating rate of 225 basis points over LIBOR. The 2005 Walter Term Loan carries a floating interest rate of 200 basis points over LIBOR.

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

        On October 3, 2005, Mueller Group, a wholly-owned subsidiary of Mueller and an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the "2005 Mueller Credit Agreement") consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the "2005 Mueller Revolving Credit Facility") and a $1,050 million senior secured term loan maturing in October 2012 (the "2005 Mueller Term Loan"). The 2005 Mueller Credit Agreement is a secured obligation of Mueller Group and substantially all of the wholly-owned domestic subsidiaries of Mueller Group, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating rate 250 basis points over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 225 basis points over LIBOR.

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

        In April 2003, the Company entered into a $500 million bank credit facility (the "2003 Credit Facility") which consisted of a $245 million senior secured revolving credit facility that matured in April 2008 and a $255 million senior secured term loan originally maturing in April 2010. In April 2004, the Company issued $175 million of convertible senior subordinated notes and used a portion of the proceeds to repay the remaining balance of the senior secured term loan. The 2003 Credit Facility was secured by the stock of Walter Industries' subsidiaries and by certain assets (excluding real property) of the Company. The commitment fee on the unused portion of the revolving credit facility and the interest rate was 0.25% and a floating rate of 125 basis points over LIBOR, respectively, until September 30, 2005. The interest rate on the senior secured loan was a floating rate of 425 basis points over LIBOR. LIBOR was 3.6% and 2.4% at September 30, 2005 and December 31, 2004, respectively.

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

        As of October 5, 2005, the Company's 2005 Walter Credit Agreement was rated B+ by Standard & Poors and Ba3 by Moody's Investor Services, both with a stable outlook. The Company's convertible senior subordinated notes were rated B2 by Moody's and B- by Standard & Poors. The Company's 2005 Mueller Credit Agreement was rated B+ by Standard & Poors and B2 by Moody's Investor Services, both with a stable outlook. Mueller's senior subordinated notes were rated B- by Standard & Poors and Caa1 by Moody's.

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

        The Company's fixed-rate instalment notes receivables and mortgage loans were $1.688 billion and fixed-rate mortgage-backed/asset-backed notes were $1.664 billion as of September 30, 2005. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments although changes in interest rates could affect the fair value of such instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

        The level of prepayments on the fixed rate instalment notes will fluctuate with changes in interest rates. Income generated from prepayments will vary each period based on the current interest rate environment and the interest rates associated with the outstanding instalment notes.

        On November 1, 2005, the Company entered into an interest rate hedge with a notional value of $75 million. The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company's cash flows due to changes in interest payments on its 2005 Walter Term Loan. The structure of the hedge is a three year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three month LIBOR rates are below the floor and to receive payments from the counter-party when the three month LIBOR is above the cap. It is anticipated that the hedge will be settled upon maturity and will be accounted for as a cash flow hedge. As such, changes in the fair value of the hedge that take place through the date of maturity will be recorded in accumulated other comprehensive income.

        On October 27, 2005, Mueller Group entered into six interest rate hedge transactions with a cumulative notional value of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company's cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. The swap agreements call for the Company to make fixed rate payments over the term at each swap's stated LIBOR rate and to receive payments based on three month LIBOR from the counter-parties. It is anticipated that these swaps will be settled upon maturity and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income. These hedges principally comply with covenants contained in the Mueller Credit Agreement.

        On January 31, 2005, the Company entered into two $50 million interest rate hedge transactions with two separate counter-parties. The objective of the hedge is to protect against the negative effect that rising interest rates would have on the Company's future forecasted issuance of mortgage-backed securities. The structure of the hedge is a 7.5-year forward starting swap, which starts on December 1, 2005, the scheduled issuance date of the Company's next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 4.573% per annum and receive payments based on one month LIBOR from the counter-parties. It is anticipated that the swap will be settled upon the next securitization and will be accounted for as a cash flow hedge. As such, changes in the fair value of the swap that take place through the date of securitization will be recorded in accumulated other comprehensive income, assuming the securitization remains likely. As of September 30, 2005, the Company recorded an unrealized gain from these hedging instruments of $0.5 million, net of tax, as a component of other comprehensive income.

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

CONTROLS AND PROCEDURES

Restatement of Financial Statements

        As discussed in Note 2 to the consolidated financial statements contained in Item 1 of this Form 10-Q/A, the Company has restated its consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2005 and 2004.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation and because of the material weakness described below, our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, the Company's management has concluded that the consolidated financial statements included in this Form 10-Q/A report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Evaluation of Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers' demand for the Company's products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company's mining operations, changes in customer orders, pricing actions by the Company's competitors, changes in law, the collection of approximately $14 million of receivables associated with a working capital adjustment arising from the sale of a subsidiary in 2003, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Those risks also include the timing of and ability to execute on the initial public offering and spin-off of the Company's Water Products business and any other strategic action that may be pursued. Risks associated with forward-looking statements are more fully described in the Company's and Mueller's filings with the Securities and Exchange Commission. The Company assumes no duty to update its forward-looking statements as of any future date.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number
3(ii	)	Amended and Restated By-Laws
12.1		Ratio of Earnings to Fixed Charges
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer
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

        The Company filed a Current Report on Form 8-K on September 12, 2005 with respect to the press release dated September 12, 2005 announcing the Board of Directors' appointment of Gregory E. Hyland to the Board of Directors and election to the positions of Chairman of the Board, and President and Chief Executive Officer of the Company.

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

EXPLANATORY NOTE
PART I—FINANCIAL INFORMATION WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (Unaudited) Restated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES