Form 10-Q
period 2006-03-31
WALTER INDUSTRIES INC /NEW/
filed 2006-05-09
CIK 837173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one): Yes  ☐   No  ☒.

There were 43,503,110 shares of common stock of the registrant outstanding at April 30, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$146,216	$137,396
Short-term investments, restricted	84,442	124,573
Instalment notes receivable, net of allowance of $12,708 and $12,489, respectively	1,726,879	1,693,922
Receivables, net	363,237	334,322
Income tax receivable	20,883	16,793
Inventories	585,295	551,293
Prepaid expenses	27,365	31,320
Property, plant and equipment, net	617,402	603,350
Investments	6,000	6,056
Unamortized debt expense	70,694	75,062
Other long-term assets	83,288	73,247
Identifiable intangibles, net	857,155	858,122
Goodwill	866,392	867,556
	$5,455,248	$5,373,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$183,866	$161,215
Accrued expenses	192,966	213,596
Deferred income taxes	236,827	215,874
Debt:
Mortgage-backed/asset-backed notes	1,660,591	1,727,329
Other debt	2,042,818	2,172,453
Accrued interest	41,017	32,619
Accumulated postretirement benefits obligation	273,917	275,336
Other long-term liabilities	288,095	285,974
Total liabilities	4,920,097	5,084,396
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—64,243,661 and 59,818,401 shares	643	598
Capital in excess of par value	1,411,585	1,210,751
Accumulated deficit	(566,703)	(602,002)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(51,057)	(61,414)
Total stockholders’ equity	535,151	288,616
	$5,455,248	$5,373,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$694,693	$307,678
Interest income on instalment notes	50,530	53,493
Miscellaneous	8,046	5,110
	753,269	366,281
Cost and expenses:
Cost of sales (exclusive of depreciation)	493,981	238,900
Depreciation	25,693	14,320
Selling, general and administrative	90,362	42,570
Provision for losses on instalment notes	2,305	3,185
Postretirement benefits	4,017	3,238
Interest expense—mortgage-backed/asset-backed notes	29,976	31,435
Interest expense—other debt	42,552	3,612
Amortization of intangibles	7,690	1,063
Credit for estimated hurricane insurance losses	(1,046)	(556)
Restructuring and impairment charges	4,261	305
	699,791	338,072
Income from continuing operations before income tax expense	53,478	28,209
Income tax expense	(18,179)	(9,027)
Income from continuing operations	35,299	19,182
Discontinued operations, net of income taxes	—	(417)
Net income	$35,299	$18,765
Basic income per share:
Income from continuing operations	$0.86	$0.51
Discontinued operations	—	(0.01)
Net income	$0.86	$0.50
Diluted income per share:
Income from continuing operations	$0.71	$0.41
Discontinued operations	—	—
Net income	$0.71	$0.41

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)
(in thousands)

				Accumulated
				Other		Capital in
		Comprehensive	Accumulated	Comprehensive	Common	Excess of	Treasury
	Total	Income	Deficit	Income (Loss)	Stock	Par Value	Stock
Balance at December 31, 2005	$288,616		$(602,002)	$(61,414)	$598	$1,210,751	$(259,317)
Comprehensive income:
Net income	35,299	$35,299	35,299
Other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(6)	(6)		(6)
Net unrealized gain on hedges	10,363	10,363		10,363
Comprehensive income		$45,656
Sale of common stock	168,829				26	168,803
Stock issued upon conversion of convertible notes	25,862				15	25,847
Stock issued upon exercise of stock options	2,250				4	2,246
Tax benefit on the exercise of stock options	4,051					4,051
Dividends paid, $.04 per share	(1,568)					(1,568)
Stock-based compensation	1,455					1,455
Balance at March 31, 2006	$535,151		$(566,703)	$(51,057)	$643	$1,411,585	$(259,317)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$35,299	$18,765
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Discontinued operations, net of tax	—	417
Provision for losses on instalment notes receivable	2,305	3,185
Depreciation	25,693	14,320
Provision for (benefit from) deferred income taxes	16,558	(3,870)
Tax benefit on the exercise of employee stock options	(4,051)	12,995
Decrease in other long-term assets	6,456	—
Increase in other long-term liabilities	2,121	3,041
Amortization of intangibles	7,690	1,063
Amortization of debt expense	4,345	1,626
Stock-based compensation expense	1,455	363
Other	2,949	(1,399)
Decrease (increase) in assets:
Receivables	(28,710)	(3,767)
Income tax receivable	(4,093)	(74)
Inventories	(31,915)	(52,906)
Prepaid expenses	3,968	(992)
Increase (decrease) in liabilities:
Accounts payable	3,378	10,569
Accrued expenses	(21,200)	(11,104)
Accrued interest	8,398	466
Cash flows provided by (used in) continuing operations	30,646	(7,302)
Cash flows used in discontinued operations	—	(417)
Cash flows provided by (used in) operating activities	30,646	(7,719)
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,095)	—
Notes from sales and resales of homes, purchases of loans, repossessions and write-offs	(127,882)	(93,812)
Cash collections on accounts and payouts in advance of maturity	92,620	106,915
Decrease in short-term investments, restricted	40,131	686
Additions to property, plant and equipment	(43,338)	(23,323)
Cash proceeds from sale of property, plant and equipment	2,699	366
Decrease in investments	56	328
Cash flows used in investing activities	(40,809)	(8,840)
FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	—	30,500
Retirement of mortgage-backed/asset-backed notes	(66,781)	(70,260)
Proceeds from issuance of other debt	—	16,900
Retirements of other debt	(106,406)	(10,000)
Increase in dollar value of bank checks outstanding	19,261	—
Cash dividends paid	(1,568)	(1,494)
Sale of common stock	168,829	—
Exercise of employee stock options	2,250	13,319
Tax benefit on the exercise of employee stock options	4,051	—
Other	(653)	(583)
Cash flows provided by (used in) financing activities	18,983	(21,618)
Net increase (decrease) in cash and cash equivalents	8,820	(38,177)
Cash and cash equivalents at beginning of period	137,396	46,924
Cash and cash equivalents at end of period	$146,216	$8,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

Note 1—Basis of Presentation

Walter Industries, Inc. (“Walter”), together with its consolidated subsidiaries (“the Company”), is a diversified company which operates in seven reportable segments:  Homebuilding, Financing, Mueller, Anvil, U.S. Pipe, Natural Resources and Other, see Note 11. Through these operating segments, the Company offers a diversified line of products and services including home construction and mortgage financing, water infrastructure and flow control products, coal, natural gas, furnace and foundry coke, chemicals and slag fiber.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Share-Based Compensation Plans

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the Company to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 1, 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation expense was previously recognized for stock options granted to employees because all stock options granted had exercise prices equal to the market value of the Company’s stock at the date of the grant while compensation expense associated with restricted stock unit grants was being recognized over the vesting period of the grant.

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 1, 2006. The Company has adopted SFAS 123(R) utilizing the modified prospective application method for stock options and restricted stock units granted prior to January 1, 2006, which requires the Company to record compensation expense beginning January 1, 2006 for only the unvested portion of those stock awards granted prior to January 1, 2006. This compensation expense is charged in the statement of operations with a corresponding credit to capital in excess of par value. In addition, the Company is required upon adoption, to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow. Consistent with the requirement of SFAS 123(R), the Company uses the Black-Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation.

The effect of adoption of SFAS 123(R) on the financial performance of the Company for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

For the three months ended March 31, 2006
Decrease in income from continuing operations before income taxes	$810
Decrease in net income	$526
Cash outflow from operating activities	$4,051
Cash inflow from financing activities	$4,051
Decrease in basic and diluted earnings per share	$0.01

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods ending prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company’s option plans for the three months ended March 31, 2005 been determined based on the fair value at the grant dates as prescribed by SFAS 123(R), the Company’s net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

For the three months ended March 31, 2005
Net income, as reported	$18,765
Add: Stock-based compensation expense included in reported net income, net of related tax effects	236
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(727)
Pro forma net income	$18,274

For the three months ended March 31, 2005
Net income per share
Basic—as reported	$0.50
Basic—pro forma	0.48
Diluted—as reported	0.41
Diluted—pro forma	0.40

The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. Weighted average assumptions used for the three months ended March 31, 2005 were:

Risk free interest rate	4.16%
Dividend yield	0.40%
Expected life (years)	6.00
Volatility	39.23%

Equity Award Plans

The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the “2002 Plan”),  under which an aggregate of 3.0 million shares of the Company’s common stock have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards.

Under the Long-Term Incentive Stock Plan approved by stockholders in October 1995 (the “1995 Plan”) and amended in September 1997, an aggregate of 6.0 million shares of the Company’s common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.  However, the 1995 Plan expired in 2005 and, therefore, no further grants will be issued under this plan.

Under both plans (collectively, the “Equity Award Plans”), an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three or five years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted.

Under both plans, the Company may issue restricted stock units, which fully vest after seven years of continuous employment with the Company. The restricted units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance.

During the three months ended March 31, 2006 and 2005, the Company recorded stock-based compensation expense of approximately $1.5 million and $0.4 million, respectively. These amounts are reflected in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits recognized in the statements of operations for share-based compensation arrangements was $0.5 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

A summary of activity related to stock options under the Equity Award Plans as of March 31, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	879,568	$15.800
Granted	293,703	63.506
Exercised	232,009	9.819
Cancelled	664	38.720
Outstanding at March 31, 2006	940,598	32.169	7.89	$32,349
Exercisable at March 31, 2006	391,886	$12.453	5.98	$21,204

Weighted average assumptions used to determine the grant-date fair value of options granted during the three months ended March 31, 2006 were:

Risk free interest rate	4.60%
Dividend yield	0.30%
Expected life (years)	5.50
Volatility	38.30%
Forfeiture rate	4.50%

Approximately 125,000 and 58,000 restricted stock units were granted and exercised during the three months ended March 31, 2006, respectively. Approximately 312,000 and 245,000 restricted stock units were outstanding at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the weighted-average remaining contractual term on the Company’s restricted stock units was 3.4 years.

The weighted-average grant-date fair value of stock options and restricted stock units granted during the three months ended March 31, 2006 was $26.73 and $64.77, respectively. The total intrinsic value of stock options exercised or converted during the three months ended March 31, 2006 was approximately $16.9 million. As of March 31, 2006, there was approximately $18.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Award Plans; that cost is to be recognized over a weighted average period of 2.9 years.

Note 3—Restructuring and Impairments

On January 26, 2006, the Company announced plans to close its Henry Pratt (“Pratt”) valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller segment. The eventual closure of the facility is expected to occur during 2006, resulting in the termination of approximately 100 employees. The Pratt closure is part of the Company’s continued facility rationalization strategy and was identified prior to the October 3, 2005 acquisition date of Mueller Water Products, Inc. and subsidiaries (“Mueller Water”). Total estimated costs are expected to be $2.2 million, of which $1.4 million is expected to be recorded as an adjustment to goodwill. During the quarter ended March 31, 2006, $0.3 million was recorded as an adjustment to goodwill.

On October 26, 2005, the Company announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Water’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga plant is expected to occur in the second quarter of 2006, resulting in the termination of approximately 340 employees. Total exit costs are expected to accumulate to $47.6 million of which approximately $29.3 million qualify as restructuring and impairment charges. The remaining exit costs of $18.3 million are comprised of an inventory write-down totaling $10.7 million and a $7.6 million write-off of unabsorbed overhead costs, of which $15.9 million and $2.4 million were recognized in cost of sales during the fourth quarter of 2005 and first quarter of 2006, respectively.

Total estimated restructuring and impairment charges and the amounts recorded to restructuring expenses are as follows (in thousands):

	Total Expected Costs	Restructuring charges expensed from inception to March 31, 2006	Restructuring charges expensed for the three months ended March 31, 2006	Restructuring charges expensed in 2005
Termination benefits	$3,566	$3,423	$427	$2,996
Other employee-related costs	3,311	3,834	3,834	—
Other associated costs	3,365	2,094	—	2,094
Impairment of property, plant and equipment	19,048	19,048	—	19,048
Total	$29,290	$28,399	$4,261	$24,138

Termination benefits relating to the U.S. Pipe Chattanooga plant closure totaling $0.4 million in the three months ended March 31, 2006 consist primarily of severance for staff reductions of hourly personnel. In addition, the Company recognized $3.8 million of other employee-related costs during the three months ended March 31, 2006 consisting primarily of pension and other postretirement curtailments and termination benefits. The Company expects to recognize reductions, as a result of the curtailment gain, to these costs of $0.5 million during the remainder of 2006. The Company also expects to recognize $1.3 million of environmental-related costs, as those costs are incurred, during 2006.

In 2003, the Company announced that it expected to close Mine No. 5 in 2004. In 2004, the Company decided to extend its coal production schedule for Mine No. 5 into the fourth quarter of 2006 due to favorable metallurgical coal pricing, which more than offset the high costs necessary to mine the coal. Total expected costs are approximately $11.8 million, of which $6.7 million qualify as restructuring costs. The Company has already incurred $6.6 million of these restructuring costs and none were incurred during the three months ended March 31, 2006. Other costs, primarily representing estimated workers’ compensation and other incremental costs related to the closure of the mine, will be charged to expense when incurred.

Activity in accrued restructuring was as follows (in thousands):

	For the three months ended March 31, 2006	For the year ended December 31, 2005
Beginning balance	$4,460	$1,588
Restructuring expenses accrued	775	6,568
Restructuring payments	(984)	(2,248)
Reversal of prior accruals	—	(1,448)
Ending balance	$4,251	$4,460

Note 4—Restricted Short-Term Investments

Restricted short-term investments at March 31, 2006 and December 31, 2005 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($78.0 million and $118.2 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.4 million).

Note 5—Instalment Notes Receivable

The instalment notes receivable is summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Instalment notes receivable	$1,559,172	$1,558,383
Mortgage loans	180,415	148,028
Less: Allowance for losses	(12,708)	(12,489)
Net	$1,726,879	$1,693,922

During the three months ended March 31, 2006 and 2005, Walter Mortgage Company, a wholly-owned subsidiary of the Company, purchased $39.1 million and $11.4 million of third party mortgage loans, respectively.

Note 6—Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Finished goods	$313,360	$278,347
Goods in process	144,592	144,846
Raw materials and supplies	98,259	97,490
Repossessed houses held for resale	29,084	30,610
Total inventories	$585,295	$551,293

Note 7—Acquisitions, Goodwill and Identifiable Intangible Assets

In January 2006, the Company acquired Hunt Industries, Inc. (“Hunt”), a manufacturer of meter pits and meter yokes which are sold by Mueller, for $6.8 million in cash. In January 2006, the Company also acquired the operating assets of CCNE, L.L.C. (“CCNE”), a Connecticut-based manufacturer of check valves for sale to the water and wastewater treatment markets, for $8.8 million in cash.

Goodwill decreased to $866.4 million at March 31, 2006 from $867.6 million at December 31, 2005. During the quarter ended March 31, 2006, the Company recorded $6.8 million of goodwill related to the acquisition of Hunt, a $0.6 million increase related to the execution of certain restructuring plans identified by the Company prior to the acquisition of Mueller Water, a $2.4 million adjustment related to deferred taxes on the foreign currency transaction gain on partial repayment of the foreign-denominated intercompany loans of Mueller Water that existed at October 3, 2005; a $0.5 million decrease related to adjustments to the property valuations recorded as part of the purchase price allocation and a $10.5 million reduction to goodwill in the Mueller and Anvil segments due to the settlement of the final working capital and cash adjustments to the Mueller Water purchase price.

Net identifiable intangibles decreased by $0.9 million to $857.2 million at March 31, 2006. The Company acquired $6.8 million of identifiable intangible assets in connection with the CCNE acquisition, consisting of technology representing processes related to the design and development of products. Amortization of definite-lived intangible assets was $7.7 million for the three months ended March 31, 2006.

Note 8—Debt

Debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Mortgage-Backed/Asset-Backed Notes:	$1,660,591	$1,727,329
Other debt:
2005 Mueller Credit Agreement	1,044,750	1,047,375
2005 Walter Credit Agreement	345,094	448,875
10% Senior Subordinated Notes(1)	332,426	333,162
14 3/4% Senior Discount Notes(2)	169,785	165,697
Convertible Senior Subordinated Notes	148,400	175,000
Capital Lease Obligations	2,363	2,344
	2,042,818	2,172,453
Total	$3,703,409	$3,899,782

(1)          The 10% senior subordinated notes were recorded at fair value at October 3, 2005, which was an increase of $18.9 million over Mueller Water’s carrying amount. This amount is amortized over the life of the notes as a reduction to interest expense. As of March 31, 2006, the unamortized fair value adjustment was $17.4 million. The effective interest rate was 7.3% as of March 31, 2006.

(2)          The 14 3/4% senior discount notes were recorded at fair value on October 3, 2005, which was an increase of $36.0 million over Mueller Water’s carrying amount. This amount is amortized over the remaining life of the notes as a reduction to interest expense. As of March 31, 2006, the unamortized fair value adjustment was $33.6 million. The effective interest rate was 10.4% as of March 31, 2006.

2005 Mueller Credit Agreement

On October 3, 2005, Mueller Group, LLC, (“Mueller Group”) a wholly-owned subsidiary of Mueller Water, entered into a $1,195.0 million credit agreement (“2005 Mueller Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $1,050.0 million, of which $1,044.8 million was outstanding as of March 31, 2006, and (2) a $145.0 million revolving credit facility, which provides for loans and letters of credit. As of March 31, 2006, Mueller Group had issued $31.4 million in letters of credit, which reduced availability for borrowings under the revolving credit facility to $113.6 million and there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on November 1, 2011 (or October 3, 2012, if the 10% senior subordinated notes due 2012 are paid in full or refinanced prior to such date).

An amendment to the 2005 Mueller Credit Agreement made in January 2006 provides that in the event of an initial public offering, Mueller Group may pay annual dividends of up to $8.5 million to Mueller Water to pay its common shareholders.

2005 Walter Credit Agreement

On October 3, 2005, Walter Industries entered into a $675.0 million credit agreement (“2005 Walter Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $450.0 million, of which $345.1 million was outstanding as of March 31, 2006, and (2) a $225.0 million revolving credit facility, which provides for loans and letters of credit. As of March 31, 2006, the Company had issued $68.4 million in letters of credit, which reduced availability for borrowings under the revolving credit facility to $156.6 million and there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on October 3, 2012.

In February 2006, the Company sold 2.65 million shares of common stock for approximately $169.0 million of net cash proceeds. Of these proceeds, $67.9 million was used to repay the term loan facility on a mandatory basis and $35.0 million was used to repay the term loan facility on an optional basis. As a result of these term loan prepayments, $1.6 million of unamortized debt expense was charged to interest expense during the first quarter of 2006.

Convertible Senior Subordinated Notes

During the three months ended March 31, 2006, holders of $26.6 million of the Company’s Convertible Senior Subordinated Notes surrendered their convertible notes in exchange for approximately 1,490,000 shares of the Company’s common stock and, as a result, approximately $1.6 million of premiums was expensed during the first quarter of 2006.

Interest Rate Hedge Agreements

In February 2006, the Company entered into three interest rate hedge agreements (“swaps”) with a cumulative notional value of $125 million with three separate counter-parties. The structure of the swaps is a 14-year, forward-starting swap which starts on December 15, 2006, which is the forecasted issuance date of the Company’s next mortgage-backed securitization. The swaps call for the Company to make fixed rate payments over the term at 5.05% per annum and receive payments based on one-month LIBOR from the counter-parties. It is anticipated that the swaps will be settled at securitization, and the Company will account for the swaps as cash flow hedges. Changes in the fair value of the swaps through the date of securitization that take place will be recorded in accumulated other comprehensive income (loss), assuming the securitization remains likely.

Note 9—Pension and Other Postretirement Benefits

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$2,700	$2,061	$675	$448
Interest cost	7,009	5,539	4,088	4,014
Expected return on plan assets	(7,837)	(6,246)	—	—
Amortization of prior service cost	292	164	(1,727)	(1,721)
Amortization of net loss	2,735	1,575	981	497
	4,899	3,093	4,017	3,328
Curtailments and termination benefits loss (gain)	4,956	—	(1,122)	—
Net periodic benefit cost	$9,855	$3,093	$2,895	$3,238

The curtailments and termination benefits loss (gain) shown in the schedule above are related to the closure of the U.S. Pipe Chattanooga, Tennessee plant as described in Note 3. These components of net periodic benefit cost for pension and postretirement plans were charged to restructuring expense in the statement of operations.

Note 10—Net Income (Loss) Per Share

A reconciliation of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2006		2005
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$35,299	$35,299	$18,765	$18,765
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	1,024	—	1,066
	$35,299	$36,323	$18,765	$19,831
Denominator:
Average number of common shares outstanding	40,882	40,882	37,720	37,720
Effect of dilutive securities:
Stock options and restricted stock units (“units”)(b)	—	680	—	1,275
3.75% convertible senior subordinated notes(a)	—	9,419	—	9,805
	40,882	50,981	37,720	48,800
Net income (loss) per share	$0.86	$0.71	$0.50	$0.41

(a)           The numerator represents the weighted-average interest, net of tax, and the denominator represents the weighted-average shares issuable upon conversion related to the Company’s 3.75% contingent convertible senior subordinated notes.

(b)          Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options and units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options and units. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period.

Note 11—Segment Information

Summarized financial information of the Company’s reportable segments is shown in the following tables (in thousands):

	For the three months ended March 31,
	2006	2005
Net sales and revenues:
Homebuilding	$64,389	$48,679
Financing	56,019	59,093
Mueller(a)	193,339	—
Anvil(a)	127,471	—
U.S. Pipe	119,734	124,689
Natural Resources	169,098	108,695
Other	36,448	33,277
Consolidating eliminations	(13,229)	(8,152)
Net sales and revenues	$753,269	$366,281
Segment operating income (loss):
Homebuilding	$(6,308)	$(8,549)
Financing(b)	12,992	14,586
Mueller(a)	33,917	—
Anvil(a)	1,355	—
U.S. Pipe	(5,159)	5,480
Natural Resources	63,925	24,542
Other	(3,132)	(2,478)
Consolidating eliminations	(1,560)	(1,760)
Operating income	96,030	31,821
Less other debt interest expense	(42,552)	(3,612)
Income from continuing operations before income tax expense	53,478	28,209
Income tax expense	(18,179)	(9,027)
Income from continuing operations	$35,299	$19,182
Depreciation:
Homebuilding	$1,312	$1,196
Financing	342	360
Mueller(a)	6,706	—
Anvil(a)	5,001	—
U.S. Pipe	5,322	6,552
Natural Resources	5,845	5,047
Other	1,165	1,165
Total	$25,693	$14,320
Amortization:
Financing	$697	$1,063
Mueller(a)	6,269	—
Anvil(a)	724	—
Total	$7,690	$1,063

(a)           The Mueller and Anvil segments were acquired by the Company on October 3, 2005.

(b)          Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $30.0 million and $31.4 million for the three months ended March 31, 2006 and 2005, respectively.

Note 12—Commitments and Contingencies

Income Tax Litigation

On February 20, 2006, the IRS completed its audit of the Company’s Federal income tax returns for the years ended May 31, 2000, December 31, 2000 and December 31, 2001 and issued a 30-day letter proposing tax deficiencies in the amount of $80.4 million. The issues relate primarily to the Company’s method of recognizing revenue on the sale of homes and interest on the related instalment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company’s financial exposure is limited to interest and penalties.

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

The Company believes that its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party (‘‘PRP’’) by the EPA under CERCLA with respect to cleanup of lead and other hazardous substances in Anniston, Alabama. U.S. Pipe is among many PRP’s at such site and a significant number of the PRP’s are substantial companies. The PRP’s have negotiated an administrative consent order (ACO) with the EPA and the PRP’s have agreed to divide clean-up costs pro-rata subject to later adjustment based on the relative contribution by each PRP to the contamination. Management estimates the Company’s share of liability for cleanup, after allocation among several PRPs, will be approximately $4.0 million, which was accrued in 2004. Management does not believe that U.S. Pipe’s share of any liability under the ACO will have a material adverse effect on the financial condition of the Company, but could be material to results of operations in future reporting periods.

Solutia, Inc and Pharmacia Corporation filed suit against U.S. Pipe and the Company on January 5, 2003 (Solutia, Inc and Pharmacia Corporation v. United States Pipe and Foundry Company, Walter Industries, Inc, et al, Case No. CV-03-PWG-1345-E) in US District court for the Northern District of Alabama. This is a civil action for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of PCBs and heavy metals mandated by EPA in Anniston, Alabama with respect to the ACO described above. The ACO provides protection against contribution claims by third parties, such as Solutia. Management believes that the likelihood of liability in the contribution litigation is remote.

The Company and U.S. Pipe have been named in a suit filed by Isaiah Evans on April 8, 2005 (Isaiah Evans et al v. Walter Industries, Inc., United States Pipe and Foundry Company, Inc., et al, Case No. CV:05-258) in the Circuit Court of Calhoun County, Alabama. This is a purported civil class action case filed against 18 foundries in the Anniston, Alabama area alleging state law tort claims in the creation and disposal of foundry sand alleged to contain lead and PCB’s.  The plaintiffs are seeking damages for personal injury and property damage. The class action lawsuit is still in early stages of litigation and no substantial discovery has taken place yet. In addition, management believes that both procedural and substantive defenses would be available to the Company should this litigation proceed. Accordingly, management believes that presently, there is no reasonable basis for management to form a view with respect to the probability of liability in this matter.

Although we now produce a small amount of no-lead brass products, most of our brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of our subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require us to incur additional capital expenses to modify our production. To date, we have undertaken a capital project to implement a no-lead brass production line that will require us to incur approximately $8 million in incremental capital spending over the next two years. In addition, advocacy groups or other parties may file suit against us under Proposition 65 or under new, similar legislation adopted in other jurisdictions that could result in additional costs in connection with marketing and selling our brass products in California or in such other jurisdictions.

Over the next two years, the Company could potentially incur between $8.5 million and $12.5 million of capital costs at its steel and iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004. The Company is in the process of performing an analysis to assess the impact of these standards on the financial results of the Company.

In the acquisition agreement pursuant to which Tyco International (“Tyco”) sold Mueller Water to its prior owners in August 1999, Tyco agreed to indemnify Mueller Water and its affiliates for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, Mueller Water may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by Mueller Water or the operation of its business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction, which would include the U.S. Pipe business and facilities.

Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act (“RCRA”) compliance program mandated by the EPA. A RCRA Facility Investigation (“RFI”) Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. At the end of 2004, EPA re-directed Sloss’ RFI efforts toward completion of the Environmental Indicator (EI) determinations for the Current Human Exposures. This EI effort was completed to assist EPA in meeting goals set by the Government Performance Results Act (GPRA) for RCRA by the year 2005. Sloss implemented the approved EI Sampling Plan in April 2005. EPA approved/finalized the EI determinations for Sloss’ Birmingham facility in September 2005. In an effort to refocus the RFI, EPA has now provided technical comments on the report recently submitted as part of the EI effort.

Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to these or other sites, management does not believe at this time that the cleanup costs, if any, associated with these or other sites will have a material adverse effect on the financial condition or results of operations of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

In 2005, the Company entered into a settlement and release agreement with a former insurer whereby the former insurer agreed to pay $5.1 million, net of legal fees, to the Company for environmental historical insurance claims previously expensed as incurred by the Company. Such claims had not previously been submitted to the insurance company for reimbursement. The Company released the insurer of both past and future claims. During 2005, the Company received $2.8 million, and the remainder was received in the first quarter of 2006. The Company recorded a $5.1 million reduction to selling, general and administrative expenses in the first quarter of 2005 in the U.S. Pipe segment.

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

Per the agreement between the Company and Oxbow Carbon and Minerals LLC for the sale of the AIMCOR business, the final sales price is subject to certain post-closing cash and working capital adjustments defined in the agreement and are subject to resolution through an arbitration process provided for in the agreement. The Company recorded a receivable in 2003 of approximately $16 million for estimated net cash and working capital adjustments due to the Company based upon the monthly closing financial statements provided by AIMCOR’s management as of November 30, 2003. That receivable has been reduced by insurance proceeds to approximately $14 million. Oxbow claimed that the cash and net working capital adjustment, based on statements Oxbow prepared as of December 2, 2003, should result in a payment to Oxbow in excess of $20 million. The Company filed for arbitration against Oxbow in May of 2004. On March 2, 2005, the arbitrator issued an award on the initial $35 million in disputed items that had been submitted to arbitration and awarded $22.7 million to the Company and $12.3 million to Oxbow. Items totaling $86 million remain in dispute, of which approximately $10 million would need to be adjudicated in the Company’s favor in order to fully collect the receivable. The parties have chosen an arbitrator for the second phase of the purchase price arbitration. The ultimate collection of the receivable, or any amount in excess of the receivable, is subject to the resolution of the resolution of Oxbow’s litigation and the arbitration described above. Management intends to vigorously pursue full recovery. Management does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against the Company’s subsidiaries, James Jones Company, Mueller Co. et al. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997. In addition, the City of Banning (“City of Banning”) filed suit against the Company’s subsidiary, James Jones Company et. al., (Superior Court, Los Angeles County; Case No. BC 321513) on September 15, 2004. The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities against the James Jones Company and alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. Mueller Co., which had also been named as a defendant in the Armenta matter, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court’s ruling, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco described above in Environmental Matters.

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

Commitments and Contingencies—Other

As part of the Star Pipe, Inc. acquisition on January 15, 2004, Anvil has agreed to a future payment to be made to the seller of a business Anvil acquired to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of each payment period in accordance with the purchase agreement, with a corresponding charge to goodwill.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Note 13—Subsequent Events

On April 20, 2006, the Company announced plans to close Mueller Water’s Milton, Ontario valve and hydrant manufacturing plant by the end of July 2006. Valve production at Milton will be transferred to Mueller’s Chattanooga, Tennessee facility and hydrant production will be transferred to Mueller’s Albertville, Alabama plant.

On April 26, 2006, the Board of Directors declared a $0.04 per share cash dividend, payable on June 9, 2006, to stockholders of record on May 12, 2006.

Note 14—New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues associated with the bifurcation requirements of SFAS No. 133 as  it relates to beneficial interests in securitized financial assets, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company has not yet determined what effect, if any, the adoption of this statement, which becomes effective, January 1, 2007, will have on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which amends SFAS No. 140 to (i) require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable; (ii) permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value; (iii) requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value; and (iv) permits an entity to elect subsequent fair value measurement to account for its separately recognized servicing assets and liabilities. The Company has not yet determined what effect, if any, the adoption of this statement, which becomes effective January 1, 2007, will have on its consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 11 of “Notes to Condensed Consolidated Financial Statements,” which describe the Company’s net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months Ended March 31, 2006 and 2005

	For the three months ended March 31, 2006
					U.S.	Natural		Cons
	Homebuilding	Financing	Mueller	Anvil	Pipe	Resources	Other	Elims	Total
	($ in thousands)
Net sales	$64,197	$3,590	$193,339	$127,471	$119,768	$164,863	$33,404	$(11,939)	$694,693
Interest income on instalment notes	—	50,530	—	—	—	—	—	—	50,530
Miscellaneous	192	1,899	—	—	(34)	4,235	3,044	(1,290)	8,046
Net sales and revenues	64,389	56,019	193,339	127,471	119,734	169,098	36,448	(13,229)	753,269
Cost of sales	53,270	3,195	128,172	96,418	105,217	90,234	29,144	(11,669)	493,981
Interest expense(1)	—	29,976	—	—	—	—	—	—	29,976
Depreciation	1,312	342	6,706	5,001	5,322	5,845	1,165	—	25,693
Selling, general & administrative	16,237	7,606	18,275	23,973	10,483	4,151	9,637	—	90,362
Provision for losses on instalment notes	—	2,305	—	—	—	—	—	—	2,305
Postretirement benefits	(122)	(48)	—	—	(390)	4,943	(366)	—	4,017
Amortization of intangibles	—	697	6,269	724	—	—	—	—	7,690
Credit for estimated hurricane insurance losses	—	(1,046)	—	—	—	—	—	—	(1,046)
Restructuring & impairment charges	—	—	—	—	4,261	—	—	—	4,261
Operating income (loss)	$(6,308)	$12,992	$33,917	$1,355	$(5,159)	$63,925	$(3,132)	$(1,560)	$96,030
Other debt interest expense									(42,552)
Income from continuing operations before income taxes									$53,478

(1)             Excludes other debt interest expense.

	For the three months ended March 31, 2005
			U.S.	Natural
	Homebuilding	Financing	Pipe	Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$48,590	$3,875	$124,646	$106,877	$31,164	$(7,474)	$307,678
Interest income on instalment notes	—	53,493	—	—	—	—	53,493
Miscellaneous	89	1,725	43	1,818	2,113	(678)	5,110
Net sales and revenues	48,679	59,093	124,689	108,695	33,277	(8,152)	366,281
Cost of sales	38,851	2,302	107,672	70,756	25,711	(6,392)	238,900
Interest expense(1)	—	31,435	—	—	—	—	31,435
Depreciation	1,196	360	6,552	5,047	1,165	—	14,320
Selling, general & administrative	17,298	6,778	5,348	3,933	9,213	—	42,570
Provision for losses on instalment notes	—	3,185	—	—	—	—	3,185
Postretirement benefits	(117)	(60)	(363)	4,112	(334)	—	3,238
Amortization of intangibles	—	1,063	—	—	—	—	1,063
Credit for estimated hurricane insurance losses	—	(556)	—	—	—	—	(556)
Restructuring & impairment charges	—	—	—	305	—	—	305
Operating income (loss)	$(8,549)	$14,586	$5,480	$24,542	$(2,478)	$(1,760)	$31,821
Other debt interest expense							(3,612)
Income from continuing operations before income taxes							$28,209

(1)           Excludes other debt interest expense.

Overview

The Company’s net income for the quarter ended March 31, 2006 was $35.3 million or $0.71 per diluted share, which compares to $18.8 million or $0.41 per diluted share in the prior year period.

Principal factors impacting the current period results compared to the year ago period included:

•       Mueller and Anvil contributed combined net sales and revenues of $320.8 million and operating income of $35.3 million. These results include the recognition of $12.0 million in cost of sales of basis adjustments in inventory due to the allocation of the Mueller Water Products, Inc. (“Mueller Water”) purchase price and $7.0 million of intangible amortization. The Company does not anticipate any further recognition of inventory basis adjustments in cost of sales for the Mueller Water acquisition.

•       Average selling prices at Natural Resources for coal and natural gas increased 53% and 38%, respectively, in the 2006 period compared to the 2005 period.

•       Interest expense on other debt increased $39.0 million to $42.6 million in the current year period primarily due to Mueller Water debt assumed and additional indebtedness incurred to finance the Mueller Water acquisition.

•       U.S. Pipe results in the current period reflect a 5.6% increase in ductile iron pipe selling prices, partially offset by $4.3 million in restructuring charges related to the closure of the Chattanooga, Tennessee plant and a $5.1 million favorable insurance claim settlement recognized in the prior year period.

•       Homebuilding had 117 more unit completions and 12% higher average net selling prices compared to the prior period.

•       Financing results in the current period reflect $2.2 million in lower prepayment income compared to the prior period, partially offset by lower interest expense due to a decline in the portfolio balance and a lower provision for losses.

•       Current period results at Sloss reflect higher furnace and foundry coke pricing, partially offset by higher metallurgical coal raw material costs.

•       The Company’s first quarter 2006 effective tax rate was 34%, versus 32% in the prior-year period.

Other strategic initiatives include:

•       In 2005, the Company announced its plan to undertake an initial public offering (“the IPO”) and spin-off of its Water Products business, which includes the Mueller, Anvil and U.S. Pipe segments. The IPO is expected to take place during the second quarter of 2006, with a subsequent tax-free spin-off to the Company’s stockholders not earlier than six months after the IPO of the Company’s ownership interest in its Water Products business. On February 3, 2006, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-131536) for the IPO. The Company filed Amendment No. 1 to the registration statement on Form S-1/A on March 31, 2006 and Amendment No. 2 on May 2, 2006. The registration has not yet been declared effective.

•       In February 2006, the Company announced that it is evaluating the spin-off of its Homebuilding and Financing segments to the Company stockholders.

Other developments, trends and factors that may impact future results include:

•       Recent price increases in brass ingot, which contains approximately 85% copper, have increased the overall cost of manufacturing certain Mueller segment products, including certain hydrant and valve components. The Mueller segment raised prices on certain brass products by 10%, effective May 1, 2006, and announced another 2% increase on certain brass products, effective June 5, 2006, as well as announcing an increase on certain hydrants and iron values containing brass components, effective May 26, 2006, which is expected to partially offset the increase in brass ingot costs. The cost of copper continues to rise and the Company may need to implement pricing further actions to offset higher raw material costs.

•       Effective January 1, 2006, the Company transferred the valve and hydrant production of the U.S. Pipe Chattanooga, Tennessee plant to the Mueller segment’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga, Tennessee plant will occur in fiscal 2006. Total costs related to this plant closure are expected to be approximately $47.6, of which $0.8 million are expected to be expensed during the remainder of 2006 as a result of closing this facility.

•       On January 26, 2006, the Company announced the closure of the Muller segment’s Henry Pratt (“Pratt”) valve manufacturing facility, in Dixon, Illinois by the end of September 2006. The process of transferring the Dixon plant’s operations to other Pratt facilities has begun. Severance costs associated with this plant closure of approximately $1.4 million will be allocated to goodwill. Property impairment charges of $0.8 million also will be charged to goodwill. Costs associated with relocating equipment will be expensed as incurred. For the three months ended March 31, 2006, the Company has recorded $0.3 million in severance costs as an adjustment to goodwill.

•       On April 20, 2006, the Company announced the closure of the Mueller Canada Milton, Ontario (“Milton”) valve and hydrant manufacturing facility by the end of September 2006. Production will be transferred to other Mueller facilities beginning in the second quarter of 2006. Severance costs associated with this plant closure will be charged to goodwill. No costs have been incurred or charged to goodwill for the three months ended March 31, 2006.

•       Mueller Water has announced its intention to issue restricted stock to officers and employees in connection with the IPO and intends to adopt a new 2006 stock incentive plan designed to promote long-term growth and financial success by providing incentives to employees, directors and consultants through grants of stock-based awards. Stock compensation expense, net of tax, resulting from the issuance of restricted stock in connection with the IPO is estimated to be $2.0 million in 2006.

•       Assuming that the IPO is completed during the quarter ending June 30, 2006, the Company expects to recognize a pre-tax charge of approximately $11 million associated with the early redemption of debt. However, the Company has not yet determined other effects of the IPO, such as interest savings from the use of IPO proceeds, minority interest in the earnings of the Water Products business after the IPO and other related items.

•       As of March 31, 2006, scrap metal costs for our U.S. Pipe segment have declined nearly 20% from their peak in 2004. The average cost of scrap iron per ton produced during the three months ended March 31, 2006 decreased nearly 5% compared to the average cost during the three months ended March 31, 2005. Recently scrap costs have increased and are expected to remain elevated at least through May 2006.

•       While the Company’s relationships with the ten largest water product distributors have been of long duration, distributors in this industry have experienced significant consolidation in recent years. As consolidation among distributors continues, pricing pressure may result, which could lead to a decline in the Company’s profitability. For example, Home Depot acquired National Waterworks in 2005 and announced in March 2006 that it had completed its acquisition of Hughes Supply. As a result, two of the Water Products Group’s three largest distributors have been combined under common control. Moreover, the loss of any of National Waterworks, Hughes Supply or Ferguson Enterprises as a distributor could significantly reduce the levels of sales and profitability of the Water Products Group.

•       Natural Resources negotiated and settled a substantial portion of its annual metallurgical coal contracts for an average price of approximately $115 per metric ton (FOB Port of Mobile) for the July 2006 through June 2007 period.

•       Natural Resources has satisfied the remaining 0.3 million tons of its now expired five-year old steam coal contract obligation with Alabama Power, and all coal sales for the remainder of 2006 will be directed to the higher-priced metallurgical coal market.

•       Financing has expanded its high loan-to-value program to include all credit grades. The goal of this program is to minimize the need for down payments for Homebuilding’s customers if their property values do not meet normal guidelines. Beginning in the second quarter of 2006, Financing will approve customers across all credit grades with loan-to-value ratios up to 97.5% in exchange for higher interest rates.

Net sales and revenues for the three months ended March 31, 2006 were $753.3 million, an increase of $387.0 million from the quarter ended March 31, 2005 due to the Mueller Water acquisition and higher coal and natural gas prices at Natural Resources along with higher pricing at U.S. Pipe and Sloss. Homebuilding revenues were $64.4 million representing a 32% increase from the prior year period as a result of 117 more unit completions and higher average selling prices.

Cost of sales, exclusive of depreciation, of $494.0 million was 71% of net sales in the 2006 period versus $238.9 million or 78% of net sales in the comparable period of 2005. The current year’s cost of sales included $224.6 million at Mueller and Anvil. The gross margin percentage improved as compared to 2005 because of increases in sales prices at Natural Resources, U.S. Pipe and Sloss and the acquisition of Mueller Water, which generated gross margins of 30% in 2006. Gross margins were also impacted by $12.0 million of purchase accounting-related inventory step-up costs at Mueller and Anvil, higher mining costs, particularly at Mine No. 5 in its last year of production, higher royalties on coal and natural gas sales and lower margins at Homebuilding due to increased cycle times, higher cost of labor and materials and higher sales commissions.

Depreciation for the three months ended March 31, 2006 was $25.7 million, an increase of $11.4 million compared to the prior period, due to the acquisition of Mueller Water.

Selling, general and administrative expenses of $90.4 million were 12.0% of net sales and revenues in the 2006 period, compared to $42.6 million and 11.6% of net sales and revenues in 2005. The current year included $42.2 million of selling, general and administrative expenses at Mueller and Anvil. The prior year period included a $5.1 million favorable insurance claim settlement at U.S. Pipe.

Provision for losses on instalment notes decreased to $2.3 million in the 2006 period, compared to $3.2 million in 2005 due to improved loss experience.

Interest expense for mortgage-backed and asset-backed notes decreased to $30.0 million in the 2006 period, compared to $31.4 million in the prior year period primarily due to a decline in the debt balances as a result of fewer note originations from the Homebuilding segment.

Interest expense on other debt increased $39.0 million to $42.6 million in 2006 due to Mueller Water debt assumed and additional indebtedness incurred to finance the Mueller Water acquisition. Interest expense also includes $1.6 million of inducement costs related to the conversion of $26.6 million of the Company’s Convertible Senior Subordinated Notes. In addition, the Company wrote off $1.6 million of unamortized debt expense in the first quarter of 2006 relating to $102.9 million of prepayments on the 2005 Walter Credit Agreement made using proceeds from the Company’s $169 million common stock sale in February 2006.

Amortization of intangibles increased to $7.7 million in 2006 from $1.1 million in 2005 due to acquisition-related amortization of technology and customer relationship intangibles at Mueller and Anvil.

The Company’s effective tax rate for the three months ended March 31, 2006 and 2005 was lower than the federal statutory rate primarily due to favorable depletion deductions related to the Company’s Natural Resources operations, substantially offset by the effect of state income taxes.

Segment Analysis:

Homebuilding

Net sales and revenues were $64.4 million for the three months ended March 31, 2006, an increase of $15.7 million from the quarter ended March 31, 2005 as a result of higher unit completions and higher average selling prices. Total unit completions increased by 117 units, or 18%, compared to the three months ended March 31, 2005. The modular business completed 113 homes in the current quarter, three more than the three months ended March 31, 2005. Excluding the modular business, 654 units were completed in the current period, compared to 540 in the three months ended March 31, 2005.

	Three months ended March 31,
	2006	2005
Homes Completed:
Stick-built	654	540
Modular	113	110
Average Net Selling Price:
Stick-built	$84,300	$76,400
Modular	$80,400	$66,800

The estimated backlog at March 31, 2006 of homes to be constructed was $170 million, or 2,035 homes, compared to $163 million, or 2,178 homes, at December 31, 2005 and $164 million, or 2,198 homes, at March 31, 2005.

The operating loss was $6.3 million for the three months ended March 31, 2006 compared to an operating loss of $8.5 million for the three months ended March 31, 2005. The improvement in operating results was due to an increase in unit completions, higher average net selling prices and lower legal, advertising and consulting expenses, partially offset by (i) higher material, subcontractor labor and repair costs due to increased cycle times in certain regions and (ii) higher sales commissions.

Financing

Net sales and revenues were $56.0 million in the first quarter of 2006, a decrease of $3.1 million from $59.1 million for the three months ended March 31, 2005. This decrease was attributable to $2.2 million of lower prepayment income and lower payment income from a reduced instalment note receivable portfolio balance. Operating income decreased by $1.6 million, to $13.0 million in the first quarter of 2006. The lower operating income relates primarily to lower prepayment income, partially offset by lower interest expense and a reduction to the provision for losses on instalment notes.

Prepayment speeds were 9.1% in the first quarter of 2006, down from 10.5% in the fourth quarter of 2005, reflecting industry-wide increases in mortgage rates during the period resulting in lower refinancing activity. Prepayment speeds were 10.0% in the first quarter of 2005. Delinquencies (the percentage of amounts outstanding over 30 days past due) were 3.7% at March 31, 2006, down from 3.9% at March 31, 2005 and from 5.2% at December 31, 2005, primarily as a result of fewer customers entering into bankruptcy, partially offset by higher delinquencies in areas impacted by the 2005 hurricanes.

Mueller

Net sales and revenues for the period ended March 31, 2006 were $193.3 million. Revenues reflect increased demand for iron gate valves and fire hydrants, plus the addition of U.S. Pipe’s valve and hydrant volume transferred from its Chattanooga, Tennessee plant.

Mueller’s operating income for the period ended March 31, 2006 was $33.9 million. Operating income included $6.8 million of acquisition-related inventory step-up expense. Excluding this expense, operating income was $40.7 million. Results for the quarter are attributed to improved valve volumes and hydrant margins, partially offset by higher brass and scrap iron material costs.

Anvil

Net sales and revenues for the period ended March 31, 2006 were $127.5 million. Anvil’s revenues were driven by higher volume and pricing on its commercial construction and oil field market products.

Operating income for the period ended March 31, 2006 was $1.4 million. Anvil’s operating results include $5.2 million of acquisition-related inventory step-up. Excluding this expense, Anvil’s operating income for the quarter ended March 31, 2006 was $6.6 million, reflecting increased shipments and higher selling prices, partially offset by increased freight costs and higher depreciation.

U.S. Pipe

Net sales and revenues were $119.7 million for the three months ended March 31, 2006 compared to $124.7 million for the three months ended March 31, 2005. Revenues in the prior-year period included $13.2 million from the valve and hydrant business. As of January 1, 2006, the valve and hydrant business was transferred to Mueller. The effect of this decrease was partially offset by a 5.6% increase in ductile iron pipe selling prices and a 1% increase in ductile iron pipe shipments. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases.

The estimated order backlog consisting of pressure pipe and fittings at March 31, 2006 was approximately $72.5 million compared to $78.8 million at December 31, 2005 and $85.0 million at March 31, 2005.

Operating loss for the segment totaled $5.2 million for the quarter, compared to operating income of $5.5 million in the prior-year period. Current year results included $4.3 million of restructuring charges related to the closure of U.S. Pipe’s Chattanooga, Tennessee facility. Results for the prior year included a $5.1 million favorable environmental insurance claim settlement and $2.7 million in valve and hydrant operating income. As of January 1, 2006, the valve and hydrant business was transferred to Mueller. Excluding these items, operating income improved $1.4 million as compared with the prior-year period primarily due to higher ductile iron pipe pricing and volumes.

Natural Resources

Net sales and revenues were $169.1 million for the three months ended March 31, 2006, an increase of $60.4 million from net sales and revenues of $108.7 million for the three months ended March 31, 2005. The increase was primarily due to a 51.8% increase in metallurgical coal prices and a 37.6% increase in natural gas prices.

	Three months ended
	March 31,
	2006	2005
Average Coal Selling Price (per Ton)	$97.78	$64.05
Tons of Coal Sold (in millions)	1.5	1.5
Average Natural Gas Selling Price (per MCF)	$9.29	$6.75
Billion Cubic Feet of Natural Gas Sold	1.8	1.8
Number of Natural Gas Wells	415	391

For the three months ended March 31, 2006, Natural Resources’ operating income was $63.9 million, compared to $24.5 million in the prior-year period. The increase was primarily due to higher metallurgical coal and natural gas prices, partially offset by higher royalty costs related to higher prices and higher mining costs. Mining production costs in the first quarter of 2006 exceeded those in the first quarter of 2005 primarily due to lower production volumes and higher freight, supplies and labor costs.

Other

Net sales and revenues were $36.4 million for the three months ended March 31, 2006, an increase of $3.1 million from net sales and revenues of $33.3 million in the prior-year period. Sloss revenues were $2.1 million higher than the prior-year period primarily due to higher furnace and foundry coke prices. Sloss’ operating income was $2.2 million in the first quarter of 2006, an increase of $0.4 million compared to the prior-year period, as higher furnace and foundry coke pricing was partially offset by higher metallurgical coal raw material costs.

Net general corporate expenses, principally included in selling, general and administrative expense, were $7.6 million for the three months ended March 31, 2006 compared to $6.7 million for the three months ended March 31, 2005. Corporate expenses increased primarily due to $0.8 million of compensation expense recognized in the first quarter of 2006 for stock-based awards, as a result of the January 1, 2006 adoption of SFAS 123(R).

FINANCIAL CONDITION

Cash increased from $137.4 million at December 31, 2005 to $146.2 million at March 31, 2006 reflecting $30.6 of cash flows provided by operations, $40.8 million of cash flows used in investing activities and $19.0 million of cash flows provided by financing activities. See additional discussion in the Statement of Cash Flows section that follows.

Restricted short-term investments decreased $40.2 million to $84.4 million at March 31, 2006 due to the use of restricted cash to purchase additional instalment notes receivable using the pre-funding feature of Mid-State Capital Corporation’s 2005-1 Trust offering.

Income tax receivable increased to $20.9 million at March 31, 2006 from $16.8 million at December 31, 2005 primarily due to estimated state income tax payments made during the first quarter of 2006.

Prepaid expenses were $27.4 million at March 31, 2006, a decrease of $3.9 million from December 31, 2005 due to the timing of insurance payments and longwall move costs at Natural Resources.

Other long-term assets increased $10.1 million from December 31, 2005 to $83.4 million at March 31, 2006 as the result of a $15.6 million favorable mark-to-market adjustment on derivative instruments, partially offset by a decrease in the prepaid pension asset resulting from the actuarially-determined pension expense recognized during the first quarter of 2006.

Accounts payable of $183.9 million at March 31, 2006 increased $22.7 million compared to December 31, 2005 primarily as a result of the timing of vendor payments and the seasonality of material purchases.

Accrued interest increased $8.4 million to $41.0 million at March 31, 2006 due to the timing of Mueller Water interest payments.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are operating cash flows and borrowings under revolving credit facilities and committed secured warehouse lines of credit. The Company’s principal sources of long-term funding are its senior bank debt, public notes and its financings under mortgage-backed/asset-backed notes.

The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness. However, the Company’s operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and natural gas, levels of construction activity, levels of government spending on water projects, costs of raw materials and interest rates.

As of March 31, 2006, total debt has decreased by $196.4 million compared to December 31, 2005, primarily resulting from $103.8 million of principal payments on the 2005 Walter Credit Agreement, $66.7 million of principal payments on the Company’s mortgage-backed/asset-backed notes and the conversion of $26.6 million of convertible notes into common stock.

At March 31, 2006, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and primarily consisted of eight issues of public debt providing financing for instalment notes receivable purchased by Mid-State Homes (“MSH”). Mortgage debt also includes outstanding borrowings under two $200.0 million Variable Funding Loan Agreements (“warehouse facilities”) providing temporary financing to MSH for its current purchases of instalment notes and mortgage loans from Jim Walter Homes and Walter Mortgage Company. At March 31, 2006, there were no balances outstanding under these warehouse facilities, leaving the total $400.0 million available for future borrowings.

2005 Walter Credit Agreement

The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller Water and its subsidiaries. The 2005 Walter Term Loan requires quarterly principal payments of $0.8 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 200 basis points over LIBOR. At March 31, 2006, the balance outstanding on the term loan was $345.1 million and the weighted-average interest rate was 6.4%. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.50% and the interest rate is a floating rate of 225 basis points over LIBOR. At March 31, 2006, there were no borrowings outstanding under the revolving credit facility.

In February 2006, the Company used a portion of the proceeds from the sale of 2.65 million shares of common stock to repay $67.9 million of the term loan facility on a mandatory basis and $35.0 million on an optional basis. In April 2006, the Company repaid an additional $19.2 million on the term loan facility on a mandatory basis related to an excess cash flow recapture provision.

2005 Mueller Credit Agreement

On October 3, 2005, Mueller Group, entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145.0 million senior secured revolving credit facility terminating on October 4, 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050.0 million senior secured term loan (the “2005 Mueller Term Loan”) maturing on the earlier of October 3, 2012 or November 1, 2011, unless the 10% senior subordinated notes due 2012 are paid in full prior to such date. Loans under the senior credit facilities bear interest, at our option, at: LIBOR rate plus 250 basis points or the alternate base rate plus 150 basis points for borrowings under the revolving credit facility; and LIBOR plus 225 basis points or the alternate base rate plus 125 basis points for term loans. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which time the remaining principal outstanding is due. At March 31, 2006, the balance outstanding on the term loan was $1,044.8 million and the weighted-average interest rate was 7.0%. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50%. At March 31, 2006, there were no borrowings outstanding under the revolving credit facility.

An amendment to the 2005 Mueller Credit Agreement made in January 2006 provides that in the event of an initial public offering, Mueller Group may pay annual dividends of up to $8.5 million to Mueller Water to pay its common shareholders.

Senior Subordinated Notes

In 2004, Mueller Group, a subsidiary of Mueller Water, issued $315.0 million aggregate principal amount of 10% subordinated senior public notes which will mature on May 1, 2012. Interest on the subordinated notes is payable in cash on May 1 and November 1 of each year. The senior subordinated notes are guaranteed by each of Mueller Group’s existing domestic restricted subsidiaries.

If the intended Mueller Water IPO is completed, Mueller Water expects to use a portion of the net proceeds to redeem a portion of the senior subordinated notes and to pay accrued interest and premium associated with such redemption.

Senior Discount Notes

In 2004, Mueller Water sold 223,000 units consisting of $1,000 principal amount at maturity of senior discount public notes due 2014, for gross proceeds of approximately $110.1 million. The notes accrete at a rate of 14 3/4% and compound semi-annually to April 2009 to a principal amount at maturity of $223.0 million. The notes are senior unsecured obligations and are effectively subordinated to all liabilities of Mueller Group and its subsidiaries.

If the intended Mueller Water IPO is completed, Mueller Water expects to use a portion of the net proceeds to redeem a portion of the senior discount notes and to pay the premium associated with such redemption.

Convertible Senior Subordinated  Notes

In 2004, the Company issued $175 million of convertible senior subordinated notes, which will mature on May 1, 2024, unless earlier converted, redeemed or repurchased. The notes are redeemable by the Company at par on or after May 6, 2011. The holders of the notes may require the Company to repurchase some or all of the notes at par plus accrued and unpaid interest, including contingent interest, if any, initially on May 1, 2014, and subsequently on May 1, 2019, or at any time prior to their maturity following a fundamental change, as defined in the indenture.

The notes are currently convertible having satisfied a variety of conditions including, the common stock sales price condition. The notes may be convertible during future periods if the common stock sale price condition or other conditions are satisfied. During the first quarter of 2006, holders of approximately $26.6 million of the Company’s convertible notes surrendered their convertible notes in exchange for approximately 1,490,000 shares of the Company’s common stock and approximately $1.6 million of premiums, which was expensed in the first quarter of 2006.

Statement of Cash Flows

Cash totaled $146.2 million and $137.4 million at March 31, 2006 and December 31, 2005, respectively. The increase in cash is primarily the result of cash proceeds from the sale of common stock ($168.8 million), a decrease in restricted short-term investments ($40.1 million) and cash flows provided by operating activities ($30.6 million), partially offset by retirements of debt ($173.2 million), purchases of property, plant and equipment ($43.3 million) and cash flows used in other financing and investing activities ($14.2 million).

Cash flows provided by operating activities for the three months ended March 31, 2006 were $30.6 million compared to $7.7 million used in operating activities for the three months ended March 31, 2005. The increase in cash flows provided by operating activities was principally due an increase in net income as adjusted for non-cash items, such as depreciation and amortization, partially offset by an increase in net working capital.

Capital expenditures totaled $43.3 million in the three months ended March 31, 2006 related principally to underground mining and natural gas well equipment at Natural Resources and machinery and equipment at Mueller Water. Commitments for capital expenditures at March 31, 2006 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2006 will approximate $200 million to $230 million. Actual expenditures in 2006 may be more or less than this amount, depending upon the level of earnings and cash flow, the timing of projects or expansion opportunities in certain markets.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company’s operations. These risks generally arise from transactions entered into in the normal course of business. The Company’s primary market risk exposures relate to interest rate risk, commodity risks and foreign currency risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes, other than those described below, to the information in “Item 7a, Qualitative and Quantitative Disclosures About Market Risk” described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Interest rate risk

On February 28, 2006, the Company entered into three interest rate hedge agreements (“swaps”) with a cumulative notional value of $125 million with three separate counter-parties. The objective of these swaps is to protect against the negative effect that rising interest rates would have on the Company’s future forecasted issuance of mortgage-backed securities. The structure of the swaps is a 14-year, forward-starting swap which starts on December 15, 2006, which is the forecasted issuance date of the Company’s next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 5.05% per annum and receive payments based on one-month LIBOR from the counter-parties. It is anticipated that the swap will be settled at securitization, and the Company will account for the swap as a cash flow hedge. Changes in the fair value of the swap through the date of securitization that take place are recorded in accumulated other comprehensive income (loss), assuming the securitization remains likely. At March 31, 2006, the Company recorded a net unrealized gain from these swaps of $1.1 million, net of tax, as a component of other comprehensive income (loss) from.

Commodity risks

At March 31, 2006, swap contracts to hedge anticipated sales in 2006 of natural gas totaling 3.15 million mmbtu were outstanding. At March 31, 2006, the Company recorded a net unrealized gain from these hedging agreements of $4.9 million, net of tax, as a component of other comprehensive income (loss).

Foreign currency risks

In March 2006, Mueller Water entered into hedges protecting intercompany loan payments to be made over the next three years by its Canadian subsidiary to a U.S. subsidiary totaling $37.3 million. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681.  Unrealized gains or losses on these hedges will be recorded in earnings over their lives, and were not material for the three months ended March 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues associated with the bifurcation requirements of SFAS No. 133 as  it relates to beneficial interests in securitized financial assets, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company has not yet determined what effect, if any, the adoption of this statement, which becomes effective January 1, 2007, will have on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which amends Statement140 to: 1) require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable; 2) permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value; 3) requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value; and 4) permits an entity to elect subsequent fair value measurement to account for its separately recognized servicing assets and liabilities. This statement is to be applied on a prospective basis for new servicing assets and servicing liabilities. The Company has not yet determined what effect, if any, the adoption of this statement, which becomes January 1, 2007, will have on its consolidated financial statements.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers’ demand for the Company’s products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company’s mining operations, changes in customer orders, pricing actions by the Company’s competitors, the collection of approximately $14 million of receivables associated with a working capital adjustment arising from the sale of a subsidiary in 2003, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Risks associated with forward-looking statements are more fully described in the Company’s filings with the Securities and Exchange Commission. Those risks also include the timing of and ability to execute the initial public offering and spin-off of the Company’s Water Products business and other strategic actions that may be pursued. The Company has no duty to update its outlook statements as of any future date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 of the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a description of current legal proceedings.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 12 of the “Notes to Condensed Consolidated Financial Statements”). The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company’s consolidated financial position.

Item 1A. Risk Factors

The Company has made changes to certain Risk Factors that were previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The revised Risk Factors, which primarily relate to the operations of the Company’s Water Products business, are as follows:

Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.

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

Our Water Products business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our Water Products operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for up to 40% of the U.S. Pipe cost to manufacture ductile iron pipe. At Mueller and Anvil, raw materials used in our manufacturing processes currently account for approximately 18% of cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for factors particular to that material. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could reduced or the price of raw materials could increase.

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

Foreign competition is intense and could harm our sales, profitability and cash flows.

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

We rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligations.

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

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. As described in the immediately preceding risk factor, we rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable of fail to fulfill its obligation.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our 2005 Credit Agreement and the 2005 Mueller Credit Agreement also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Exchange Act. Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our 2005 Credit Agreement or the 2005 Mueller Credit Agreement, the respective lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries and assets of our Water Products business, as security under our 2005 Credit Agreement and we pledged substantially all of the assets of our Water Products business (including, its intellectual property) other than the assets of its foreign subsidiaries, under the 2005 Mueller Credit Agreement. If the lenders under our credit agreements or holders of the notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock and our ability to continue as a going concern.

Businesses we have acquired or will acquire may not perform as expected.

Businesses we have recently acquired or may acquire in the future may not perform as expected. Acquired businesses may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the areas in which a business specializes, the loss of key customers after the acquisition has closed, general economic factors that affect a business in a direct way and the cultural incompatibility of an acquired management team with us. Any of these factors could impair our results of operations.

Compliance with internal control reporting requirements and securities laws and regulations is likely to increase our compliance costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the PCAOB, have required changes in the corporate governance and securities disclosure or compliance practices of public companies over the last few years. We expect these new rules and regulations to continue to increase our legal and financial compliance costs, as well as our ongoing audit costs, and to make legal, accounting and administrative activities more time-consuming and costly. For example, in 2006, Mueller will need to comply with the internal control reporting requirements of the Sarbanes-Oxley Act, which will have a significant impact on our compliance cost in 2006.

Compliance with the securities laws and regulations is likely to make it more difficult and expensive for us to obtain directors and officers liability insurance and to attract and retain qualified members of our board of directors.

We expect  the Sarbanes-Oxley Act and the rules and regulations subsequently implemented by the SEC and the PCAOB to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

Interruption of normal operations at our key manufacturing facilities may impair our production capabilities.

Some of our key water products, including hydrants, valves and ductile iron pipe, are manufactured at five of our largest manufacturing facilities. The operations at our major manufacturing facilities may be impaired by various operating risks, including, but not limited to:

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

•       shortages of equipment or spare parts; and

•       labor disputes.

To date, we have successfully managed non-material occurrences of the foregoing events, including a fire at the Columbia, PA facility of our Anvil segment and California’s adoption of laws limiting the lead content of water infrastructure products, without significant disruption of our operations. More acute occurrences of these events could cause a decrease in, or the elimination of, the revenues generated by our key facilities or a substantial increase in the costs of operating such facilities that, in turn, could, impair our cash flows and results of operations.

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

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. To date we have obtained certification of approximately 95% of our bras valve and fitting products. Approximately 26% of our certified products use “low lead” brass to comply with current NSF 61 requirements. The NSF 61 certification process is ongoing with our goal to have all products requiring certification completed by January 1, 2007. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials, which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Company and Affiliated Purchasers.

During the quarter ended March 31, 2006, there were no share repurchases and at March 31, 2006, $7.5 million remains available under the Common Stock share repurchase program. The Company has not yet decided to terminate the program.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

(a)   Exhibits

Exhibit
Number
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

WALTER INDUSTRIES, INC.

/s/ W. F. OHRT	/s/ LISA A. HONNOLD
W. F. Ohrt	Lisa A. Honnold
Executive Vice President and	Senior Vice President, Controller
Principal Financial Officer	and Principal Accounting Officer

Date:  May 9, 2006