Form 10-Q
period 2006-06-30
WALTER INDUSTRIES INC /NEW/
filed 2006-08-09
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

There were 43,598,213 shares of common stock of the registrant outstanding at July 31, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$363,528	$137,396
Short-term investments, restricted	86,998	124,573
Instalment notes receivable, net of allowance of $12,847 and $12,489, respectively	1,748,334	1,693,922
Receivables, net	417,707	351,115
Inventories	587,644	551,293
Prepaid expenses	30,186	31,320
Property, plant and equipment, net	626,402	603,350
Unamortized debt expense	63,724	75,062
Other long-term assets	95,330	79,303
Identifiable intangibles, net	850,096	858,122
Goodwill	871,583	867,556
	$5,741,532	$5,373,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$192,799	$161,215
Accrued expenses	203,627	213,596
Deferred income taxes	239,715	215,874
Debt:
Mortgage-backed/asset-backed notes	1,698,930	1,727,329
Other debt	1,777,482	2,172,453
Accrued interest	29,280	32,619
Accumulated postretirement benefits obligation	272,185	275,336
Other long-term liabilities	287,773	285,974
Total liabilities	4,701,791	5,084,396
Minority interest	300,805	—
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—64,367,414 and 59,818,401 shares	644	598
Capital in excess of par value	1,547,118	1,210,751
Accumulated deficit	(502,742)	(602,002)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(46,767)	(61,414)
Total stockholders’ equity	738,936	288,616
	$5,741,532	$5,373,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,
	2006	2005
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$765,113	$409,563
Interest income on instalment notes	50,937	53,110
Miscellaneous	9,683	5,281
	825,733	467,954
Cost and expenses:
Cost of sales (exclusive of depreciation)	523,845	296,823
Depreciation	26,627	14,505
Selling, general and administrative	91,819	54,015
Provision for losses on instalment notes	2,510	1,949
Postretirement benefits	4,018	3,234
Interest expense—mortgage-backed/asset-backed notes	28,958	31,102
Interest expense—other debt	42,103	4,097
Amortization of intangibles	8,039	923
Restructuring and impairment charges	1,361	305
	729,280	406,953
Income from continuing operations before income tax expense and minority interest	96,453	61,001
Income tax expense	(31,932)	(19,520)
Income from continuing operations before minority interest	64,521	41,481
Minority interest in net income of affiliates, net of income taxes	(287)	—
Income from continuing operations	64,234	41,481
Discontinued operations, net of income taxes	(273)	—
Net income	$63,961	$41,481
Basic income per share:
Income from continuing operations	$1.48	$1.07
Discontinued operations	(0.01)	—
Net income	$1.47	$1.07
Diluted income per share:
Income from continuing operations	$1.25	$0.87
Discontinued operations	(0.01)	—
Net income	$1.24	$0.87

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended June 30,
	2006	2005
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$1,459,806	$717,241
Interest income on instalment notes	101,467	106,603
Miscellaneous	17,729	10,391
	1,579,002	834,235
Cost and expenses:
Cost of sales (exclusive of depreciation)	1,017,826	535,723
Depreciation	52,320	28,825
Selling, general and administrative	182,181	96,585
Provision for losses on instalment notes	4,815	5,134
Postretirement benefits	8,035	6,472
Interest expense—mortgage-backed/asset-backed notes	58,934	62,537
Interest expense—other debt	84,655	7,709
Amortization of intangibles	15,729	1,986
Credit for estimated hurricane insurance losses	(1,046)	(556)
Restructuring and impairment charges	5,622	610
	1,429,071	745,025
Income from continuing operations before income tax expense and minority interest	149,931	89,210
Income tax expense	(50,111)	(28,547)
Income from continuing operations before minority interest	99,820	60,663
Minority interest in net income of affiliates, net of income taxes	(287)	—
Income from continuing operations	99,533	60,663
Discontinued operations, net of income taxes	(273)	(417)
Net income	$99,260	$60,246
Basic income per share:
Income from continuing operations	$2.37	$1.59
Discontinued operations	(0.01)	(0.01)
Net income	$2.36	$1.58
Diluted income per share:
Income from continuing operations	$1.98	$1.29
Discontinued operations	(0.01)	(0.01)
Net income	$1.97	$1.28

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)
(in thousands)

				Accumulated
				Other		Capital in
		Comprehensive	Accumulated	Comprehensive	Common	Excess of	Treasury
	Total	Income	Deficit	Income (Loss)	Stock	Par Value	Stock
Balance at December 31, 2005	$288,616		$(602,002)	$(61,414)	$598	$1,210,751	$(259,317)
Comprehensive income:
Net income	99,260	$99,260	99,260
Other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	1,620	1,620		1,620
Net unrealized gain on hedges	13,027	13,027		13,027
Comprehensive income		$113,907
Sale of common stock	168,680				26	168,654
Stock issued upon conversion of convertible notes	25,862				15	25,847
Gain on sale of investment in subsidiary through initial public offering	131,141					131,141
Stock issued upon exercise of stock options	3,617				5	3,612
Tax benefit on the exercise of stock options	6,156					6,156
Dividends paid, $.08 per share	(3,309)					(3,309)
Stock-based compensation	4,266					4,266
Balance at June 30, 2006	$738,936		$(502,742)	$(46,767)	$644	$1,547,118	$(259,317)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$99,260	$60,246
Adjustments to reconcile income to net cash provided by continuing operations:
Minority interest in net income of affiliates, net of tax	287	—
Discontinued operations, net of tax	273	417
Provision for losses on instalment notes receivable	4,815	5,134
Depreciation	52,320	28,825
Restructuring and impairment charges	1,135	—
Provision for deferred income taxes	17,266	12,531
Tax benefit on the exercise of employee stock options	6,156	13,704
Excess tax benefit from stock-based compensation	(6,156)	—
Amortization of intangibles	15,729	1,986
Amortization of debt expense	11,353	3,202
Other	20,813	2,405
Decrease (increase) in assets:
Receivables	(71,311)	(36,831)
Inventories	(31,971)	(60,716)
Prepaid expenses	1,975	(2,241)
Increase (decrease) in liabilities:
Accounts payable	11,258	18,391
Accrued expenses	(15,401)	(2,665)
Accrued interest	(3,339)	(410)
Cash flows provided by continuing operations	114,462	43,978
Cash flows used in discontinued operations	(273)	(417)
Cash flows provided by operating activities	114,189	43,561
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(5,095)	—
Notes originated from sales and resales of homes, purchases of loans, repossessions and write-offs	(278,669)	(213,772)
Cash collections on accounts and payouts in advance of maturity	219,442	222,104
Decrease in short-term investments, restricted	37,575	4,656
Additions to property, plant and equipment	(84,006)	(48,088)
Cash proceeds from sale of property, plant and equipment	3,916	5,923
Decrease in investments	14	3,454
Cash flows used in investing activities	(106,823)	(25,723)
FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	97,600	71,732
Retirement of mortgage-backed/asset-backed notes	(126,080)	(138,054)
Proceeds from issuance of other debt	—	83,500
Retirement of debt	(375,476)	(63,500)
Sale of common stock	168,680	—
Proceeds from subsidiary’s initial public offering	429,325	—
Excess tax benefit from stock-based compensation	6,156	—
Increase in dollar value of bank checks outstanding	20,795	—
Other	(364)	10,767
Cash flows provided by (used in) financing activities	220,636	(35,555)
Effect of exchange rate changes on cash	(1,870)	—
Net increase (decrease) in cash and cash equivalents	226,132	(17,717)
Cash and cash equivalents at beginning of period	137,396	46,924
Cash and cash equivalents at end of period	$363,528	$29,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:

(a)          The Company recorded restructuring and impairment charges of $5.6 million for the six months ended June 30, 2006. The non-cash portion of these charges primarily consists of an asset impairment charge for Sloss Industries’, included in the “Other” segment. A reconciliation of non-cash restructuring and impairment charges is provided below.

For the
six months ended
June 30, 2006
Accrued expenses	$4,487
Non-cash	1,135
Total restructuring and impairment charges	$5,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

Note 1—Basis of Presentation

Walter Industries, Inc. (“Walter”), together with its consolidated subsidiaries (“the Company”), is a diversified company which operates in seven reportable segments:  Homebuilding, Financing, Mueller (“Mueller Co.”), Anvil, U.S. Pipe, Natural Resources and Other, see Note 12. Through these operating segments, the Company offers a diversified line of products and services including home construction and mortgage financing, water infrastructure and flow control products, coal, natural gas, furnace and foundry coke, chemicals and slag fiber.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Initial Public Offering of Mueller Water Products, Inc.

In June 2006, Mueller Water Products, Inc. (“Mueller Water”) completed its initial public offering (“IPO”) of 28.8 million shares of Series A common stock, par value $0.01 per share at an offering price of $16.00 per share (NYSE: MWA). The gross proceeds of $460.0 million were reduced by $27.6 million in underwriter fees and $3.1 million of other costs associated with the IPO. The net proceeds were used to repay a portion of Mueller Water’s existing debt, see Note 9.

In connection with the issuance of the Series A common stock, Mueller Water also issued 85.8 million shares of Series B common stock to the Company in exchange for the Company’s one share held prior to the IPO. After the completion of the IPO, Mueller Water had 114.6 million shares of common stock outstanding.

Following the completion of the IPO, the Company owned 74.9% of Mueller Water’s common stock outstanding in the form of 100% ownership of the Series B common stock outstanding, which provides eight votes per share. As a result the Company has an effective voting interest of 96.3% of the combined voting power of all of Mueller Water’s outstanding common stock. The Company recognized a gain of $131.1 million on the sale of the 25.1% ownership interest, included in stockholders’ equity at June 30, 2006. The minority interest of $300.8 million at June 30, 2006 represents the 25.1% interest held by non-Walter shareholders in the net assets of Mueller Water, including $1.2 million of minority interest in June’s net income.

Note 3—Share-Based Compensation Plans

Share-based Compensation—Walter Industries Stock

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the Company to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 1, 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation expense was previously recognized for stock options granted to employees because all stock options granted had exercise prices equal to the market value of the Company’s stock at the date of the grant, while compensation expense associated with restricted stock unit grants was being recognized over the vesting period of the grant.

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 1, 2006. The Company has adopted SFAS 123(R) utilizing the modified prospective application method for stock options and restricted stock units granted prior to January 1, 2006, which requires the Company to record compensation expense beginning January 1, 2006 for only the unvested portion of those stock awards. This compensation expense is charged in the statement of operations with a corresponding credit to capital in excess of par value. In addition, the Company is required, upon adoption, to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow. Consistent with the requirement of SFAS 123(R), the Company uses the Black-Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation.

The effect of accounting for stock options in accordance with SFAS 123(R) on the financial performance of the Company for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Decrease in income from continuing operations before income taxes	$1,461	$2,270
Decrease in net income	$950	$1,476
Cash outflow from operating activities	$2,105	$6,156
Cash inflow from financing activities	$2,105	$6,156
Decrease in basic earnings per share	$0.02	$0.04
Decrease in diluted earnings per share	$0.02	$0.03

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods ended prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company’s option plans for the three and six months ended June 30, 2005 been determined based on the fair value at the grant dates as prescribed by SFAS 123(R), the Company’s net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months	For the six months
	ended June 30, 2005	ended June 30, 2005
Net income, as reported	$41,481	$60,246
Add: Stock-based compensation expense included in reported net income, net of related tax effects	236	472
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(696)	(1,423)
Pro forma net income	$41,021	$59,295

	For the three months	For the six months
	ended June 30, 2005	ended June 30, 2005
Net income per share:
Basic—as reported	$1.07	$1.58
Basic—pro forma	1.06	1.56
Diluted—as reported	0.87	1.28
Diluted—pro forma	0.86	1.26

The preceding pro forma results were calculated using the Black Scholes option-pricing model. Weighted average assumptions used for stock compensation awards granted in the following prior year periods were:

	For the three months	For the six months
	ended June 30, 2005	ended June 30, 2005
Risk free interest rate	3.99%	4.13%
Dividend yield	0.40%	0.40%
Expected life (years)	5.5	5.9
Volatility	42.91%	39.94%

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

For the three months and six months ended June 30, 2006, the Company recorded stock-based compensation expense of approximately $2.4 million and $3.9 million, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2005, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits recognized in the statements of operations for share-based compensation arrangements were $0.8 million and $1.4 million for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2005, respectively.

A summary of activity related to stock options under the Equity Award Plans as of June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	879,568	$15.80
Granted	321,703	64.01
Exercised	(357,947)	10.87
Cancelled	(3,937)	27.31
Outstanding at June 30, 2006	839,387	$36.33	8.00	$16,323
Exercisable at June 30, 2006	302,614	$13.55	6.03	$12,778

Weighted average assumptions used to determine the grant-date fair value of options granted during the three and six months ended June 30, 2006 were:

	For the three months ended	For the six months ended
	June 30, 2006	June 30, 2006
Risk free interest rate	4.70%	4.60%
Dividend yield	0.30%	0.30%
Expected life (years)	5.10	5.50
Volatility	36.90%	38.20%
Forfeiture rate	4.80%	4.50%

Approximately 125,000 and 58,000 restricted stock units were granted and vested during the six months ended June 30, 2006, respectively. Approximately 310,000 and 245,000 restricted stock units were outstanding at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the weighted-average remaining contractual term on the Company’s restricted stock units was 3.3 years.

The weighted-average grant-date fair value of stock options and restricted stock units granted during the three and six months ended June 30, 2006 was $26.64 and $63.72, respectively. The total intrinsic value of stock options exercised or converted during the six months ended June 30, 2006 was approximately $19.3 million. As of June 30, 2006, there was approximately $17.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Award Plans; that cost is to be recognized over a weighted average period of 2.75 years.

Share-based Compensation—Mueller Water Products Stock

The stockholders of Mueller Water approved the 2006 Stock Incentive Plan (the “2006 Plan”), under which an aggregate of 8.0 million shares of Mueller Water’s common stock have been reserved for grant and issuance of awards of incentive stock options, non-statutory stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units, performance share bonuses and performance share units. Generally, all of the employees (including executive officers), members of the Board of Directors and consultants of Mueller Water, its designated subsidiaries and its affiliates are eligible to participate in the 2006 Plan.

Under the 2006 Plan, an award becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three years in equal annual increments), but no award will be exercisable after the tenth anniversary of the date on which it is granted.

The effect of Mueller Water’s stock-based compensation on the financial performance of the Company for the three and six months ended June 30, 2006 was as follows (in millions, except per share data):

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Decrease in income from continuing operations before income taxes	$0.5	$0.5
Decrease in net income	$0.2	$0.2
Cash outflow from operating activities	$—	$—
Cash inflow from financing activities	$—	$—
Decrease in basic and diluted earnings per share	$—	$—

A summary of activity related to Mueller Water’s stock options under the 2006 Plan as of June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	($ millions)
Outstanding at March 31, 2006	—	$—
Granted	85,600	16.00
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2006	85,600	16.00	9.9	$0.1
Exercisable at June 30, 2006	—	$—	—	$—

Weighted average assumptions used to determine the grant-date fair value of options granted during the three months ended June 30, 2006 were:

Risk free interest rate	5.05%
Dividend yield	0.44%
Expected life (years)	6.50
Volatility	31.80%
Forfeiture rate	5.00%

Approximately 1.1 million restricted stock units were granted and none were exercised during the three months ended June 30, 2006. As such, approximately 1.1 million restricted stock units were outstanding at June 30, 2006. At June 30, 2006, the weighted-average remaining contractual term on Mueller Water’s restricted stock units was 2.9 years.

The weighted-average grant-date fair value of stock options and restricted stock units granted during the three months and six months ended June 30, 2006 was $6.52 for stock options and $16.00 for restricted stock units. There were no stock options exercised or converted during the three months ended June 30, 2006. As of June 30, 2006, there was approximately $17.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan; that cost is to be recognized over the three year period during which they vest.

Note 4—Restructuring and Impairments

On April 20, 2006, Mueller Water announced the closure of the Mueller Canada valve and hydrant manufacturing facility in Milton, Ontario, Canada, which is included in Mueller Co. The eventual closure of the facility is expected to occur during the third quarter ending 2006, resulting in the termination of approximately 130 employees. The transfer of production to other Mueller Co. facilities began in the second quarter of 2006. Total estimated costs related to this closure are $3.9 million, of which $2.5 million, consisting of termination benefits, and $0.2 million, consisting of fixed asset impairments, were recorded as adjustments to goodwill in the three months ended June 30, 2006. Other estimated costs of $1.2 million, associated with relocating the Milton warehouse and equipment, will be expensed as incurred. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

On January 26, 2006, Mueller Water announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois, which is included in Mueller Co. The eventual closure of the facility is expected to occur during the third quarter ending 2006, resulting in the termination of approximately 100 employees. Total estimated costs related to this closure are $3.4 million, of which $1.0 million, related to termination benefits, and $1.4 million, consisting of fixed asset impairment charges, were recorded as adjustments to goodwill. The remaining other estimated costs of $1.0 million include costs to transfer and install equipment and temporary outsourcing of manufacturing and will be expensed when incurred. During the three and six months ended June 30, 2006, $0.7 million and $1.0 million, respectively, of termination benefits and $1.4 million of fixed asset impairment charges were recorded as adjustments to goodwill. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

During the quarter ended June 30, 2006, the Company recorded an impairment charge of $1.1 million relating to Sloss Industries’ chemical division. The Company is considering a plan to sell these assets before the end of their useful life. The fair value used to determine the impairment charge is based on a good faith quote from a willing buyer.

On October 26, 2005, the Company announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Water’s Chattanooga, Tennessee and Albertville, Alabama plants, resulting in the termination of approximately 340 employees. During June 2006, the U.S. Pipe Chattanooga plant was effectively closed. Total exit costs have accumulated to $49.9 million of which approximately $28.6 million qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million are comprised of an inventory write-down totaling $11.5 million and a $9.8 million write-off of unabsorbed overhead costs, of which $15.9 million, $2.4 million and $3.0 million were recognized in cost of sales during the fourth quarter of 2005, the first quarter of 2006, and the second quarter of 2006, respectively.

Total restructuring and impairment charges and the amounts recorded to restructuring expenses for the Chattanooga plant closure are as follows (in thousands):

		Restructuring	Restructuring
	Restructuring	charges expensed	charges expensed
	charges expensed	for the six	for the three	Restructuring
	from inception to	months ended	months ended	charges expensed in
	June 30, 2006	June 30, 2006	June 30, 2006	2005
Termination benefits	$3,816	$820	$393	$2,996
Other employee-related costs	3,312	3,312	(522)	—
Other associated costs	2,094	—	—	2,094
Impairment of property, plant and equipment	19,403	355	355	19,048
Total	$28,625	$4,487	$226	$24,138

Termination benefits relating to the U.S. Pipe Chattanooga plant closure totaling $0.4 million and $0.8 million in the three and six months ended June 30, 2006, respectively, consist primarily of severance for staff reductions of hourly personnel. In addition, the Company recognized $0.5 million in reductions, as a result of a curtailment gain, and $3.3 million of other employee-related costs for the three and six months ended June 30, 2006, respectively, consisting primarily of pension and other postretirement curtailments and termination benefits. The Company does not expect to recognize any additional charges or benefits; however, this assumption is contingent upon the sale of the facility and related equipment at its estimated fair market value.

In 2003, the Company announced that it expected to close Mine No. 5 in 2004. In 2004, the Company decided to extend its coal production schedule for Mine No. 5 into the fourth quarter of 2006 due to favorable metallurgical coal pricing, which more than offset the high costs necessary to mine the coal. Total expected costs to close the mine decreased from $11.8 million to $8.5 million due to a decrease in the expected costs of employee benefits and workers’ compensation. Approximately $6.6 million of the expected closure costs qualify as restructuring costs and have been recorded by the Company. There were no costs incurred related to Mine No. 5 closure during the six months ended June 30, 2006. Other costs, primarily representing estimated workers’ compensation and other incremental costs related to the closure of the mine will be charged to expense when incurred.

The Company’s activity in accrued restructuring was as follows (in thousands):

	For the three	For the three	For the
	months ended	months ended	year ended
	June 30, 2006	March 31, 2006	December 31, 2005
Beginning balance	$4,251	$4,460	$1,588
Restructuring expenses accrued	748	775	6,568
Restructuring accruals allocated to goodwill for plant closures	3,836	—	—
Restructuring payments	(2,103)	(984)	(2,248)
Reversal of prior accruals	—	—	(1,448)
Ending balance	$6,732	$4,251	$4,460

Note 5—Restricted Short-Term Investments

Restricted short-term investments at June 30, 2006 and December 31, 2005 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($79.7 million and $118.2 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.3 million and $6.4 million, respectively).

Note 6—Instalment Notes Receivable

The instalment notes receivable is summarized as follows (in thousands):

	June 30,	December 31,
	2006	2005
Instalment notes receivable	$1,558,348	$1,558,383
Mortgage loans	202,833	148,028
Less: Allowance for losses	(12,847)	(12,489)
Net	$1,748,334	$1,693,922

During the three and six months ended June 30, 2006, the Company purchased $31.5 million and $70.6 million mortgage loans, respectively, from unrelated third parties.

Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the six months ended
	June 30,
	2006	2005
Balance at beginning of period	$12,489	$11,200
Provisions charged to income	4,815	5,134
Charge-offs, net of recoveries	(4,457)	(5,235)
Balance at end of period	$12,847	$11,099

Note 7—Inventories

Inventories are summarized as follows (in thousands):

	June 30,	December 31,
	2006	2005
Finished goods	$314,253	$278,347
Goods in process	148,718	144,846
Raw materials and supplies	95,202	97,490
Repossessed houses held for resale	29,471	30,610
Total inventories	$587,644	$551,293

Note 8—Acquisitions, Goodwill and Identifiable Intangible Assets

In January 2006, the Company acquired Hunt Industries, Inc. (“Hunt”), a manufacturer of meter pits and meter yokes which are sold by Mueller Co., for $6.8 million in cash. In January 2006, the Company also acquired the operating assets of CCNE, L.L.C. (“CCNE”), a Connecticut-based manufacturer of check valves for sale to the water and wastewater treatment markets, for $8.8 million in cash.

Goodwill increased to $871.6 million at June 30, 2006 from $867.6 million at December 31, 2005. During the six months ended June 30, 2006, the Company recorded changes to its goodwill as follows ($ in thousands):

	Mueller Co.	Anvil	U.S. Pipe	Financing	Total
Balance as of December 31, 2005	$710,450	$87,800	$58,411	$10,895	$867,556
Resolution of purchase price contingency—working capital adjustment	(9,427)	(1,100)	—	—	(10,527)
Acquisitions	6,783	—	—	—	6,783
Restructuring charges	4,331	315	—	—	4,646
Other	6,411	(3,286)	—	—	3,125
Balance as of June 30, 2006	$718,548	$83,729	$58,411	$10,895	$871,583

Identifiable intangibles decreased to $850.1 million at June 30, 2006 from $858.1 at December 31, 2005. Changes during the period include an acquired intangible of $6.8 million in connection with the CCNE acquisition and a $1.0 million adjustment to the Mueller Water purchase price allocation, increasing the customer relationship intangibles. Amortization of definite-lived intangible assets was $8.0 million and $15.7 million for the three and six months ended June 30, 2006, respectively.

Note 9—Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Mortgage-Backed/Asset-Backed Notes:	$1,698,930	$1,727,329
Other debt:
2005 Mueller Credit Agreement	795,746	1,047,375
2005 Walter Credit Agreement	325,028	448,875
10% Senior Subordinated Notes(1)	331,691	333,162
14 3/4% Senior Discount Notes(2)	174,189	165,697
Convertible Senior Subordinated Notes	148,400	175,000
Capital Lease Obligations	2,428	2,344
	1,777,482	2,172,453
Total	$3,476,412	$3,899,782

       (1) The effective interest rate was 8.0% as of June 30, 2006.

       (2) The effective interest rate was 10.6% as of June 30, 2006.

2005 Mueller Credit Agreement

On October 3, 2005, Mueller Group, LLC, (“Mueller Group”) a wholly-owned subsidiary of Mueller Water, entered into a $1,195.0 million credit agreement (“2005 Mueller Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $1,050.0 million, of which $795.7 million was outstanding as of June 30, 2006, and (2) a $145.0 million revolving credit facility, which provides for loans and letters of credit. As of June 30, 2006, Mueller Group had no borrowings outstanding under the revolving credit facility but issued $31.8 million in letters of credit, which reduced availability for borrowings to $113.2 million. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on November 1, 2011 (or October 3, 2012, if the 10% senior subordinated notes due 2012 are paid in full or refinanced prior to such date).

An amendment to the 2005 Mueller Credit Agreement made in January 2006 provides that in the event of an initial public offering, Mueller Group may pay annual dividends of up to $8.5 million to Mueller Water to pay its common shareholders.

In June 2006, Mueller Water used $246.0 million from the proceeds of the IPO to repay a portion of the term loan under the 2005 Mueller Credit Agreement. As a result of this prepayment, $4.1 million of unamortized debt expense was charged to interest expense during the quarter ended June 30, 2006.

On July 3, 2006, Mueller Water used $60.2 million of the proceeds from the IPO for a partial redemption of $61.0 million of the senior discount notes and to pay a prepayment premium of $7.7 million. In addition, Mueller Water used $123.1 of the proceeds from the IPO for a partial redemption of $116.1 million of the senior subordinated notes, to pay accrued interest of $1.8 million and to pay a prepayment premium of $11.0 million. During the third quarter of 2006, a pre-tax loss on the extinguishment of this debt totaling $8.0 million will be recognized as additional interest expense. This loss consists of prepayment premiums totaling $18.7 million offset in part by the recognition of other unamortized carrying values totaling $10.7 million.

2005 Walter Credit Agreement

On October 3, 2005, Walter Industries entered into a $675.0 million credit agreement (“2005 Walter Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $450.0 million, of which $325.0 million was outstanding as of June 30, 2006, and (2) a $225.0 million revolving credit facility, which provides for loans and letters of credit. As of June 30, 2006, the Company had issued $63.4 million in letters of credit, which reduced availability for borrowings under the revolving credit facility to $161.6 million and there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on October 3, 2012.

In February 2006, the Company sold 2.65 million shares of common stock for $168.7 million of net cash proceeds. Of these proceeds, $67.9 million was used to repay the term loan facility on a mandatory basis and $35.0 million was used to repay the term loan facility on an optional basis. As a result of these term loan prepayments, $1.6 million of unamortized debt expense was charged to interest expense during the first quarter of 2006.

Convertible Senior Subordinated Notes

During the six months ended June 30, 2006, holders of $26.6 million of the Company’s Convertible Senior Subordinated Notes surrendered their convertible notes in exchange for approximately 1,490,000 shares of the Company’s common stock and, as a result, approximately $1.6 million of inducement fees were expensed during 2006.

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

Note 10—Pension and Other Employee Benefits

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months		For the three months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$2,700	$2,061	$675	$448
Interest cost	7,009	5,539	4,089	4,010
Expected return on plan assets	(7,837)	(6,246)	—	—
Amortization of prior service cost	185	164	(1,727)	(1,721)
Amortization of net loss (gain)	2,051	1,575	981	497
	4,108	3,093	4,018	3,234
Curtailments and termination benefits loss (gain)	65	—	(587)	—
Net periodic benefit cost	$4,173	$3,093	$3,431	$3,234

	Pension Benefits		Other Benefits
	For the six months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$5,400	$4,122	$1,350	$896
Interest cost	14,018	11,078	8,177	8,024
Expected return on plan assets	(15,674)	(12,492)	—	—
Amortization of prior service cost	370	328	(3,454)	(3,442)
Amortization of net loss (gain)	4,102	3,150	1,962	994
	8,216	6,186	8,035	6,472
Curtailments and termination benefits loss (gain)	5,021	—	(1,709)	—
Net periodic benefit cost	$13,237	$6,186	$6,326	$6,472

The curtailments and termination benefits loss (gain) shown in the schedule above are related to the closure of the U.S. Pipe Chattanooga, Tennessee plant as described in Note 4. These components of net periodic benefit cost for pension and postretirement plans were charged to restructuring expense in the statement of operations.

Note 11—Net Income per Share

A reconciliation of the basic and diluted net income per share computations for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands, except per share data):

	For the three months ended June 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$63,961	$63,961	$41,481	$41,481
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	904	—	1,066
	$63,961	$64,865	$41,481	$42,547
Denominator:
Average number of common shares outstanding	43,529	43,529	38,661	38,661
Effect of dilutive securities: Stock options and restricted stock units (“units”)(b)	—	330	—	679
3.75% convertible senior subordinated notes(a)	—	8,315	—	9,805
	43,529	52,174	38,661	49,145
Net income per share	$1.47	$1.24	$1.07	$0.87

The Company had 290,029 and 703 weighted average anti-dilutive stock options outstanding for the three months ended June 30, 2006 and 2005, respectively, excluded from the calculation above.

	For the six months ended June 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$99,260	$99,260	$60,246	$60,246
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	1,928	—	2,132
	$99,260	$101,188	$60,246	$62,378
Denominator:
Average number of common shares outstanding	42,024	42,024	38,131	38,131
Effect of dilutive securities:
Stock options and restricted stock units(b)	—	384	—	916
3.75% convertible senior subordinated notes(a)	—	8,946	—	9,805
	42,024	51,354	38,131	48,852
Net income per share	$2.36	$1.97	$1.58	$1.28

The Company had 180,230 and 354 weighted average anti-dilutive stock options  outstanding for the six months ended June 30, 2006 and 2005, respectively, excluded from the calculation above.

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

Note 12—Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	For the three months ended June 30,
	2006	2005
Net sales and revenues:
Homebuilding	$64,745	$57,117
Financing	55,819	58,606
Mueller Co.(a)	225,225	—
Anvil(a)	136,539	—
U.S. Pipe	143,718	161,966
Natural Resources	173,094	162,833
Other	37,769	35,531
Consolidating eliminations	(11,176)	(8,099)
Net sales and revenues	$825,733	$467,954
Segment operating income (loss):
Homebuilding	$(6,832)	$(13,994)
Financing(b)	13,358	14,216
Mueller Co.(a)	52,143	—
Anvil(a)	9,506	—
U.S. Pipe	10,439	12,121
Natural Resources	63,104	58,618
Other	(3,153)	(4,792)
Consolidating eliminations	(9)	(1,071)
Operating income	138,556	65,098
Less other debt interest expense	(42,103)	(4,097)
Income from continuing operations before income tax expense and minority interest	96,453	61,001
Income tax expense	(31,932)	(19,520)
Income from continuing operations before minority interest	64,521	41,481
Minority interest in net income of affiliates, net of income taxes	(287)	—
Income from continuing operations	$64,234	$41,481
Depreciation:
Homebuilding	$1,322	$1,216
Financing	340	355
Mueller Co.(a)	6,650	—
Anvil(a)	4,923	—
U.S. Pipe	5,416	6,625
Natural Resources	6,700	5,183
Other	1,276	1,126
Total	$26,627	$14,505
Amortization:
Financing	$642	$923
Mueller Co.(a)	6,269	—
Anvil(a)	1,128	—
Total	$8,039	923

	For the six months ended June 30,
	2006	2005
Net sales and revenues:
Homebuilding	$129,134	$105,796
Financing	111,838	117,699
Mueller Co.(a)	418,564	—
Anvil(a)	264,010	—
U.S. Pipe	263,452	286,655
Natural Resources	342,192	271,528
Other	74,217	68,808
Consolidating eliminations	(24,405)	(16,251)
Net sales and revenues	$1,579,002	$834,235
Segment operating income (loss):
Homebuilding	$(13,140)	$(22,543)
Financing(b)	26,350	28,802
Mueller Co.(a)	86,060	—
Anvil(a)	10,861	—
U.S. Pipe	5,280	17,601
Natural Resources	127,029	83,160
Other	(6,285)	(7,270)
Consolidating eliminations	(1,569)	(2,831)
Operating income	234,586	96,919
Less corporate debt interest expense	(84,655)	(7,709)
Income from continuing operations before income tax expense and minority interest	149,931	89,210
Income tax expense	(50,111)	(28,547)
Income from continuing operations before minority interest	99,820	60,663
Minority interest in net income of affiliates, net of income taxes	(287)	—
Income from continuing operations	$99,533	$60,663
Depreciation:
Homebuilding	$2,634	$2,412
Financing	682	715
Mueller Co.(a)	13,356	—
Anvil(a)	9,924	—
U.S. Pipe	10,738	13,177
Natural Resources	12,545	10,230
Other	2,441	2,291
Total	$52,320	$28,825
Amortization:
Financing	$1,339	$1,986
Mueller Co.(a)	12,538	—
Anvil(a)	1,852	—
Total	$15,729	$1,986

        (a) The Mueller Co. and Anvil segments were acquired by the Company on October 3, 2005.

       (b) Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $28,958 and $31,102 for the three months ended June 30, 2006 and 2005, respectively, and $58,934 and $62,537 for the six months ended June 30, 2006 and 2005, respectively.

Note 13—Commitments and Contingencies

Income Tax Litigation

On February 20, 2006, the IRS completed its audit of the Company’s Federal tax returns for the years ended May 31, 2000, December 31, 2000 and December 31, 2001 and issued 30-day letters proposing tax deficiencies in the amount of $82.2 million. The issues relate primarily to the Company’s method of recognizing revenue on the sale of homes and interest on the related instalment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company’s financial exposure is limited to interest and penalties.

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

The Company believes that those portions of the Proof of Claim that remain in dispute or are subject to appeals substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

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

Solutia, Inc and Pharmacia Corporation filed suit against U.S. Pipe and the Company on January 5, 2003 (Solutia, Inc and Pharmacia Corporation v. United States Pipe and Foundry Company, Walter Industries, Inc., et al, Case No. CV-03-PWG-1345-E) in US District court for the Northern District of Alabama. This is a civil action for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of PCBs and heavy metals mandated by EPA in Anniston, Alabama with respect to the ACO described above. The ACO provides protection against contribution claims by third parties, such as Solutia. Management believes that the likelihood of liability in the contribution litigation is remote.

The Company and U.S. Pipe have been named in a suit filed by Isaiah Evans on April 8, 2005 (Isaiah Evans et al v. Walter Industries, Inc., United States Pipe and Foundry Company, Inc., et al, Case No. CV:05-258) in the Circuit Court of Calhoun County, Alabama. This is a purported civil class action case filed against 18 foundries in the Anniston, Alabama area alleging state law tort claims in the creation and disposal of foundry sand alleged to contain lead and PCB’s.  The plaintiffs are seeking damages for personal injury and property damage. The class action lawsuit is still in early stages of litigation and no substantial discovery has yet taken place. In addition, management believes that both procedural and substantive defenses would be available to the Company should this litigation proceed. Accordingly, management believes that presently there is no reasonable basis for management to form a view with respect to the probability of liability in this matter.

Although the Company now produces a small amount of no-lead brass products, most of the Company’s brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of the Company’s subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require the Company to incur additional capital expenses to modify production. To date, we have undertaken a capital project to implement a no-lead brass production line that will require the Company to incur approximately $8.0 million in incremental capital spending over the next two years. In addition, advocacy groups or other parties may file suit against the Company under Proposition 65 or under new, similar legislation adopted in other jurisdictions that could result in additional costs in connection with marketing and selling brass products in California or in such other jurisdictions.

Over the next two years, the Company could potentially incur between $8.5 million and $12.5 million of capital costs at its foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004. The Company is in the process of performing an analysis to assess the impact of these standards on the financial results of the Company.

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

Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act (“RCRA”) compliance program mandated by the EPA. A RCRA Facility Investigation (“RFI”) Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete. At the end of 2004, EPA re-directed Sloss’ RFI efforts toward completion of the Environmental Indicator (“EI”) determinations for the Current Human Exposures. This EI effort was completed to assist EPA in meeting goals set by the Government Performance Results Act (“GPRA”) for RCRA by the year 2005. Sloss implemented the approved EI Sampling Plan in April 2005. EPA approved/finalized the EI determinations for Sloss’ Birmingham facility in September 2005. In an effort to refocus the RFI, EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort.

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

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997. In addition, the City of Banning (“City of Banning”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County; Case No. BC 321513) on September 15, 2004. The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. Mueller Co., which had also been named as a defendant in the Armenta matter, brought a summary judgment motion and was dismissed from this litigation in January 2004; James Jones Company remains a defendant in the action. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court’s ruling, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco described above in Environmental Matters.

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

Commitments and Contingencies—Other

As part of the acquisition of the Star Pipe business on January 15, 2004, Anvil has agreed to a future payment to be made to the seller of a business Anvil acquired to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of each payment period in accordance with the purchase agreement, with a corresponding charge to goodwill.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Note 14—New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues associated with the bifurcation requirements of SFAS No. 133 as  it relates to certain hybrid financial instruments that contain an embedded derivative, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which amends SFAS No. 140 to (i) require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable; (ii) permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value; (iii) requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value; and (iv) permits an entity to elect subsequent fair value measurement to account for its separately recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and servicing liabilities in fiscal years beginning after September 15, 2006. The adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides the minimum recognition threshold that a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”  The Company has not yet determined what impact, if any, the adoption of this interpretation, which becomes effective January 1, 2007, will have on its consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 12 of “Notes to Condensed Consolidated Financial Statements,” which describe the Company’s net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended June 30, 2006 and 2005

	For the three months ended June 30, 2006
					U.S.	Natural		Cons
	Homebuilding	Financing	Mueller Co.	Anvil	Pipe	Resources	Other	Elims	Total
	($ in thousands)
Net sales	$64,665	$3,434	$225,225	$136,539	$143,740	$167,726	$34,960	$(11,176)	$765,113
Interest income on instalment notes	—	50,937	—	—	—	—	—	—	50,937
Miscellaneous	80	1,448	—	—	(22)	5,368	2,809	—	9,683
Net sales and revenues	64,745	55,819	225,225	136,539	143,718	173,094	37,769	(11,176)	825,733
Cost of sales	53,548	2,905	140,950	95,927	117,904	93,730	30,048	(11,167)	523,845
Interest expense(1)	—	28,958	—	—	—	—	—	—	28,958
Depreciation	1,322	340	6,650	4,923	5,416	6,700	1,276	—	26,627
Selling, general & administrative	16,829	7,154	19,213	25,055	10,122	4,617	8,829	—	91,819
Provision for losses on
instalment notes	—	2,510	—	—	—	—	—	—	2,510
Postretirement benefits	(122)	(48)	—	—	(389)	4,943	(366)	—	4,018
Amortization of intangibles	—	642	6,269	1,128	—	—	—	—	8,039
Restructuring & impairment charges	—	—	—	—	226	—	1,135	—	1,361
Operating income (loss)	$(6,832)	$13,358	$52,143	$9,506	$10,439	$63,104	$(3,153)	$(9)	$138,556
Other debt interest expense									(42,103)
Income from continuing operations before income taxes and minority interest									$96,453

	For the three months ended June 30, 2005
				Natural
	Homebuilding	Financing	U.S. Pipe	Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$56,524	$3,902	$161,889	$161,906	$32,763	$(7,421)	$409,563
Interest income on instalment notes	—	53,110	—	—	—	—	53,110
Miscellaneous income	593	1,594	77	927	2,768	(678)	5,281
Net sales and revenues	57,117	58,606	161,966	162,833	35,531	(8,099)	467,954
Cost of sales	50,157	2,620	132,691	91,021	27,362	(7,028)	296,823
Interest expense(1)	—	31,102	—	—	—	—	31,102
Depreciation	1,216	355	6,625	5,183	1,126	—	14,505
Selling, general & administrative	19,855	7,501	10,892	3,594	12,173	—	54,015
Provision for losses on instalment notes	—	1,949	—	—	—	—	1,949
Postretirement benefits	(117)	(60)	(363)	4,112	(338)	—	3,234
Amortization of intangibles	—	923	—	—	—	—	923
Restructuring & impairment
charges	—	—	—	305	—	—	305
Operating income (loss)	$(13,994)	$14,216	$12,121	$58,618	$(4,792)	$(1,071)	$65,098
Other debt interest expense							(4,097)
Income from continuing operations before income taxes							$61,001

          (1) Excludes other debt interest expense.

Overview

The Company’s net income for the quarter ended June 30, 2006 was $64.0 million, or $1.24 per diluted share, which compares to net income in the year-ago period of $41.5 million, or $0.87 per share. Increased net income for the quarter principally reflects the addition of Mueller Co. and Anvil, acquired on October 3, 2005, along with higher pricing in the Natural Resources segment and higher average selling prices and lower selling, general and administrative costs in the Homebuilding segment.

Principal factors impacting the current period results compared to the year-ago period included:

•       Mueller Co. and Anvil contributed combined net sales and revenues of $361.8 million and operating income of $61.6 million.

•       Average selling prices at Natural Resources for metallurgical coal and natural gas increased 15.2% and 29.4%, respectively. These increases were partially offset by higher mining costs at Mine No. 4, which resulted from lower production volumes due to unfavorable geologic conditions.

•       Homebuilding had 13.5% higher average net selling prices and improved gross margins, reflecting reduced warranty claims and tighter cost controls. Reductions in selling, general and administrative expenses also contributed to improved results.

•       Financing results in the current period reflect $1.4 million in lower prepayment income compared to the prior period, partially offset by lower interest expense.

•       U.S. Pipe’s revenues declined $18.2 million of which $14.6 million is due to the transfer of the valve and hydrant business to Mueller Co. effective January 1, 2006. In addition, U.S. Pipe recognized $3.2 million of costs in the second quarter associated with the closure of the Chattanooga plant.

•       Interest expense on other debt increased $38.0 million to $42.1 million in the current year period primarily due to the inclusion of Mueller Water debt and additional indebtedness incurred to finance the Mueller Water acquisition. In addition, interest expense in the current period included a $4.1 million write-off of unamortized debt expense associated with the partial repayment of Mueller Water’s term debt in the second quarter.

•       The Company’s second quarter 2006 effective tax rate was 33%, versus 32% in the prior year period.

Other strategic initiatives include:

•       In June 2006, Mueller Water completed an initial public offering (“IPO”) of its Series A common stock, par value $0.01 per share. The Company is the holder of all of Mueller Water’s outstanding Series B common stock, par value $0.01 per share. As a result of the IPO, the Company’s ownership interest in Mueller Water (consisting of the Mueller Co., U.S. Pipe and Anvil segments) decreased from 100% to 74.9%. In addition, the Company holds 96.3% of the combined voting interest of all Mueller Water’s common stock outstanding. The Company intends to complete a tax-free spin-off of Mueller Water to the Company’s stockholders before the end of December 2006.

•       In February 2006, the Company announced that it is evaluating a potential spin-off of its Homebuilding and Financing segments to the Company stockholders. No time frame has been provided for the completion of this evaluation.

Other developments, trends and factors that may impact future results include:

Mueller Water Products

•       Recent price increases in brass ingot, which contains approximately 85% copper, have increased the overall cost of manufacturing certain Mueller Co. products, including certain hydrant and valve components. Mueller Co. raised prices on certain brass products by 10%, effective May 1, 2006 and by an additional 12%, effective June 5, 2006, as well as price increases on certain hydrants and iron valves containing brass components, effective May 26, 2006, which is expected to partially offset the increase in costs. The cost of copper and scrap metal has recently stabilized; however, it may rise again in the future and the Company may need to implement further pricing actions to offset higher raw material costs.

•       On June 1, 2006, Mueller Water, used $246.0 million of the $429.3 million in proceeds from Mueller Water’s IPO to prepay a portion of the term loan outstanding under the 2005 Mueller Credit Agreement. On July 3, 2006, Mueller Water used $123.1 million of the proceeds from the IPO to redeem $116.1 million of the senior subordinated notes, to pay accrued interest of $1.8 million and to pay a prepayment premium of $11.0 million. Additionally, on July 3, 2006, Mueller Water used $60.2 million of the proceeds from the IPO to redeem $61.0 million of the senior discount notes and to pay a $7.7 million prepayment premium. Mueller Water expects to recognize a net pre-tax loss of approximately $8.0 million associated with this early redemption of debt during the quarter ending September 30, 2006. This loss consists of prepayment premiums totaling $18.7 million offset in part by the recognition of other unamortized carrying values totaling $10.7 million.

•       Mueller Water has initiated a synergy plan designed to streamline its manufacturing operations, add incremental volume through combining sales efforts for complementary products and create savings through a coordinated purchasing plan to reduce raw material and overall production costs. Mueller Water expects to substantially complete the implementation of the synergy plan by early fiscal 2008 that will produce ongoing incremental annual operating income improvements at the high end of its previously announced expected benefit range of $40 million to $50 million. The Company achieved run-rate synergy benefits of approximately $30.0 million, of which $14.0 million has been recognized to date, excluding certain costs to achieve these benefits, as discussed below.

As part of the synergy plan, we announced and have initiated several plant closures and transferred production to existing facilities:

•        Closure of the U.S. Pipe Chattanooga, Tennessee plant:   Effective January 1, 2006, the Company transferred the valve and hydrant production of the U.S. Pipe Chattanooga, Tennessee plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants. During June 2006, the U.S. Pipe Chattanooga plant was effectively closed. Total exit costs related to this plant closure have accumulated to $49.9 million. Costs recorded as components of cost of sales for the three months and six months ended June 30, 2006 were $3.0 million and $5.4 million, respectively, related to inventory obsolescence and additional facility expenses. In addition, restructuring costs of $0.2 million and $4.5 million, respectively, have been incurred primarily related to fixed asset impairments, severance and net pension curtailment settlement.

•        Closure of Mueller Co.’s Henry Pratt (“Pratt”) Valve Manufacturing Facility in Dixon, Illinois:   On January 26, 2006, Mueller Water announced the closure of this facility by the end of fiscal 2006. The process of transferring Dixon plant’s operations to other Pratt facilities has begun. Severance costs associated with this plant closure of approximately $1.0 million and fixed asset impairment charges of approximately $1.4 million have been allocated to goodwill. Costs associated with relocating equipment will be expensed as incurred.

•        Closure of the Mueller Canada Milton, Ontario (“Milton”) Valve and Hydrant Manufacturing Facility:   On April 20, 2006, Mueller Water announced the closure of this facility by the end of fiscal 2006. Production was transferred to other Mueller Co. facilities in the second quarter of 2006. Severance costs associated with this plant closure of approximately $3.2 million and fixed asset impairment charges of approximately $0.2 million have been be charged to goodwill. Costs associated with relocating the Milton warehouse and equipment will be expensed as incurred.

•       Mueller Water adopted a new 2006 Stock Incentive Plan designed to promote long-term growth and financial success by providing incentives to Mueller Water employees and directors through grants of stock-based awards. Pre-tax stock compensation expense, resulting from the issuance of restricted stock and stock options in connection with the IPO, is estimated to be $3.6 million in 2006, of which $0.5 million was recognized in the second quarter of 2006.

•       As of June 30, 2006, scrap metal costs for U.S. Pipe remain high but have declined approximately 10% from their peak in 2004. However, scrap costs remain somewhat volatile and recently scrap costs have increased: e.g., the average cost of scrap iron per ton produced during the month of June 2006 increased 9.8% over the average cost during the three months ended March 31, 2006. The average cost of scrap iron per ton produced during the three months ended June 30, 2006 increased nearly 6% compared to the average cost during the three months ended June 30, 2005.

•       While the Company’s relationships with the ten largest water product distributors have been long-lasting, distributors in this industry have experienced significant consolidation in recent years. As consolidation among distributors continues, pricing pressure may result, which could lead to a decline in the Company’s profitability. For example, Home Depot acquired National Waterworks in 2005 and in March 2006, announced it had completed its acquisition of Hughes Supply. As a result, two of Mueller Water’s three largest distributors have been combined under common control. Moreover, the loss of distribution at National Waterworks, Hughes Supply or Ferguson Enterprises could significantly reduce the current level of sales and profitability of Mueller Water.

Natural Resources

•       Demand for the Company’s high-quality, hard coking coal is driven by steel production which, on a worldwide basis versus the prior year, increased 7.3% and remains strong. As a result, the Company expects to sell at least 0.5 million incremental tons of metallurgical coal in the second half of the year versus the first half of 2006. Additionally, the Company expects Mine No. 4, which has experienced reduced levels of coal production due to unfavorable geologic conditions, to produce 1.4 million to 1.5 million tons of coal in the second half of 2006. Throughout 2006, Natural Resources is expected to produce 6.5 million to 6.7 million total tons of coal, including forecasted tons from the Kodiak mining joint venture. In 2007, the Company expects to produce 7.4 million to 7.8 million total tons of coal. The reduction in the 2007 estimate from the previous forecast is due to the extended development time necessary to prepare the “Southwest A” panel at Mine No. 7 for longwall mining.

•       With respect to metallurgical coal pricing, the Company’s long-term outlook remains positive. Recently, the majority of worldwide hard coking coal producers settled their 2006/2007 sales contracts at prices ranging from $100 - $115 per metric ton FOB port. The Company settled approximately 87% of its sales volume expected for the period July 1, 2006 through December 31, 2006 at the top end of this range. Pricing on the remaining 13% of forecasted sales for the second half of 2006 has not been settled. Based on continued demand, primarily from countries with expanding economies such as China, India and Brazil, as well as limited new supply of high-quality hard coking coal, the Company believes that a favorable pricing environment will continue over the next several years.

Homebuilding and Financing

•       The Company’s progress toward reducing Homebuilding’s aged backlog of homes under construction is slower than previously anticipated. Consequently, repair and rework costs remain high. However, during the last 30 days, the Company has been encouraged by the increased availability of subcontractors, especially in Florida and other Southeast regions where the aged backlog is greatest. The Company is proactively increasing the use of ‘panelization’ and offering modular options through Jim Walter Homes’ sales centers to speed up unit deliveries, and reduce reliance on outside contractors. The Company expects improvement in Homebuilding during the second half of the year, as the profit-enhancement measures established in the third quarter of last year are working to enforce discipline around the sales and construction processes. Furthermore, as the aged backlog of low-margin units are purged, these actions are expected to have an even more positive impact on future operating results.

•       Financing has expanded its high loan-to-value program to include all credit grades. The goal of this program is to minimize the need for down payments for Homebuilding’s customers if their property values do not meet normal guidelines. In the second quarter of 2006, Financing started approving customers across all credit grades with loan-to-value ratios up to 97.5% in exchange for higher interest rates.

Summary of Second Quarter Consolidated Operating Results

Net sales and revenues for the three months ended June 30, 2006 were $825.7 million, a 76.5% increase from $468.0 million for the quarter ended June 30, 2005, primarily driven by the addition of the Mueller Co. and Anvil segments along with higher metallurgical coal and natural gas selling prices in the Natural Resources segment and higher average net selling prices in the Homebuilding segment.

Cost of sales, exclusive of depreciation, increased $227.0 million to $523.8 million and represented 68.5% of net sales in the 2006 period versus $296.8 million and 72.5% of net sales in the comparable period of 2005. The current year’s cost of sales included $236.9 million at Mueller Co. and Anvil. The gross margin percentage improved from 27.5% for the three months ended June 30, 2005 to 31.5% for the three months ended June 30, 2006. This improvement was primarily the result of the addition of the Mueller Co. and Anvil segments, which generated a combined gross margin percentage of 34.5%, as well as improved gross margins at Homebuilding and Natural Resources.

Depreciation for the three months ended June 30, 2006 was $26.6 million, an increase of $12.1 million from the same period in 2005, primarily due to the addition of the Mueller Co. and Anvil segments.

Selling, general and administrative expenses of $91.8 million were 11.1% of net sales and revenues in the 2006 period, compared to $54.0 million and 11.5% in 2005. The current quarter included a total of $44.3 million of selling, general and administrative expenses at Mueller Co. and Anvil. In addition, selling, general and administrative expenses in the Homebuilding and Other segments collectively were $6.0 million less than the comparable prior period.

Provision for losses on instalment notes was $2.5 million in the 2006 period, compared to $1.9 million in 2005 due to lower recovery rates and higher volume of resales versus the prior year period in the Financing segment.

Interest expense on other debt increased $38.0 million to $42.1 million in the 2006 period due to the inclusion of Mueller Water debt and additional indebtedness incurred to finance the Mueller Water acquisition. In addition, during the quarter, the Company wrote off $4.1 million of unamortized debt expense relating to $246.0 million of prepayments made on the term loan under the 2005 Mueller Credit Agreement using proceeds from Mueller Water’s IPO.

The Company’s effective tax rate of 33.0% and 32.0% for the three months ended June 30, 2006 and 2005, respectively, differed from the federal statutory rate primarily due to favorable depletion deductions related to the Natural Resources segment, partially reduced by the effect of state income taxes.

Segment Analysis:

Homebuilding

Net sales and revenues were $64.7 million for the three months ended June 30, 2006, an increase of $7.6 million from the quarter ended June 30, 2005, primarily as a result of higher average net selling prices and total unit completions as shown below.

	Three months ended
	June 30,
	2006	2005
Homes Completed:
Stick-built	632	620
Modular	122	128
Average Net Selling Price:
Stick-built	$86,800	$77,500
Modular	$80,400	$66,200

The estimated backlog at June 30, 2006 of stick-built homes to be constructed was 1,844, compared to 2,053, at December 31, 2005 and 2,257, at June 30, 2005, reflecting the Company’s focus on reducing the aged backlog of homes under construction.

The operating loss was $6.8 million for the three months ended June 30, 2006 compared to an operating loss of $14.0 million in the year-ago period. The improved performance was due to higher average net selling prices, an increase in on-your-lot gross margins and lower selling, general and administrative expenses in the current period, partially offset by a $1.2 million increase in the allowance for doubtful accounts against receivables in the modular home division. The prior year period included other non-recoverable costs of $3.2 million for repair and rework on homes under construction, supplies inventory write-downs and additional accruals for legal and warranty issues.

Financing

Net sales and revenues were $55.8 million in the 2006 period, a decrease of $2.8 million from $58.6 million for the year-ago period. The reduction in revenue was attributed partially to a $1.4 million decrease in prepayment income due to lower prepayment speeds. Prepayment speeds were 10.2% in the 2006 period, down 30 basis points from the prior year period. Operating income decreased by $0.9 million, to $13.4 million in the 2006 period. The lower operating income primarily relates to the reduction in interest income on instalment notes, partially offset by lower interest expense of approximately $2.1 million.

Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.0% at June 30, 2006, consistent with June 30, 2005 and down from 5.2% at December 31, 2005, reflecting fewer customers entering into bankruptcy, partially offset by higher delinquencies in areas impacted by the 2005 hurricanes.

Mueller Co.

Net sales and revenues for the period ended June 30, 2006 were $225.2 million. Revenues reflect higher selling prices and increased volumes in hydrants, brass water products and gate valves, plus the addition of U.S. Pipe’s valve and hydrant volume transferred from its Chattanooga, Tennessee plant.

Mueller Co. operating income for the period ended June 30, 2006 was $52.1 million. Results for the quarter reflect improved valve volumes and hydrant margins, partially offset by higher brass and scrap iron material costs.

Anvil

Net sales and revenues for the period ended June 30, 2006 were $136.5 million. Anvil’s revenues were driven by higher volume and pricing on its commercial construction and oilfield market products, increased volume in foreign-sourced products and relatively strong buying power of the Canadian dollar.

Operating income for the period ended June 30, 2006 was $9.5 million. Current quarter results reflect increased volume and higher pricing on commercial construction and oilfield market products, partially offset by cost increases in raw materials.

U.S. Pipe

Net sales and revenues were $143.7 million for the three months ended June 30, 2006 compared to $162.0 million in the prior year period. The decrease in revenue primarily relates to the transfer of the valve and hydrant business to Mueller Co. Valve and hydrant revenues were $14.6 million in the prior year period. In addition to the loss of valve and hydrant revenues, current quarter fittings volumes were lower than the prior year period. Ductile iron pipe revenues were consistent with the prior year period, as higher pricing offset a 4.4% decline in tons shipped.

The estimated order backlog, consisting of pressure pipe and fittings, at June 30, 2006, was approximately $80.0 million compared to $78.8 million at December 31, 2005, and $79.7 million at June 30, 2005.

Operating income for the segment totaled $10.4 million for the quarter, compared to $12.1 million in the prior year period. Results for the current period include $3.2 million of costs to complete the closure of the Chattanooga facility. Prior year operating results include a loss of $0.8 million from the Chattanooga plant. Excluding these items, U.S. Pipe’s operating income declined slightly, as increased scrap iron cost and slightly lower volumes were offset in part by higher ductile iron pipe prices.

Natural Resources

Net sales and revenues were $173.1 million for the three months ended June 30, 2006, up 6.3% from the prior year period. The increase was primarily due to 15.2% higher metallurgical coal pricing, 29.4% higher natural gas pricing and a 12.6% increase in natural gas production. Natural gas prices in the current period reflect the benefit of hedging approximately 53% of production at $10.05 per thousand cubic feet.

	Three months ended
	June 30,
	2006	2005
Average Coal Selling Price (per Ton)	$109.35	$82.08
Tons of Coal Sold (in millions)	1.4	1.8
Tons of Coal Produced (in millions)	1.2	1.5
Average Natural Gas Selling Price (per MCF)	$8.49	$6.56
Billion Cubic Feet of Natural Gas Sold	2.0	1.8
Number of Natural Gas Wells	414	403

Approximately 1.4 million tons of metallurgical coal were shipped in the quarter ended June 30, 2006, which was consistent with the prior year period. In addition to the metallurgical coal shipments in the prior year period, approximately 0.4 million tons of steam coal were shipped. There were virtually no lower-priced steam coal shipments in the quarter ended June 30, 2006, as the steam coal contract with Alabama Power was satisfied in the first quarter of 2006.

For the three months ended June 30, 2006, Natural Resources’ operating income was $63.1 million, compared to operating income of $58.6 million in the prior year period. The increase was primarily due to higher metallurgical coal and natural gas prices and an increase in natural gas production, partially offset by lower coal shipments and higher costs at Mine No. 4. Cost per ton increased at Mine No. 4, predominantly due to lower production volume relative to the prior year period as a result of thin seam conditions encountered at the beginning of the current longwall panel, which began in April 2006. The thin seam conditions contributed to reduced longwall advance rates and difficulties with roof control. The longwall at Mine No. 4 has since experienced improved advance rates and its production is expected to be a more normal 1.4 million to 1.5 million tons during the second half of 2006. The prior year period included $3.6 million of idle mine costs associated with the water ingress problem at Mine No. 5. In the current quarter, idle mine costs related to Mine No. 4 were approximately $0.2 million.

Other

Net sales and revenues were $37.8 million for the three months ended June 30, 2006, an increase of $2.2 million from $35.5 million in the prior year period. Sloss revenues were $34.9 million, up 6.2% versus the prior year period due to a 27.3% increase in furnace coke and an increase in fiber volumes and pricing, partially offset by lower foundry coke pricing and volumes. Sloss operating income was $2.1 million in the 2006 period compared to $3.0 million in the prior year period. The decrease in operating income primarily reflects a non-cash asset impairment charge of $1.1 million related to the chemical division. The Company is considering a plan to sell these assets before the end of their useful life. The fair value used to determine the impairment charge is based on a good faith quote from a willing buyer.

Net general corporate expenses, principally included in selling, general and administrative expense, were $7.0 million, or $3.0 million lower than the prior year period. Corporate expenses decreased due to lower severance and recruiting costs, partially offset by an increase of $2.4 million in stock-based compensation, primarily as a result of the January 1, 2006 adoption of SFAS 123(R).

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Six Months ended June 30, 2006 and 2005

	For the six months ended June 30, 2006
					U.S.	Natural		Cons
	Homebuilding	Financing	Mueller Co.	Anvil	Pipe	Resources	Other	Elims	Total
	($ in thousands)
Net sales	$128,862	$7,024	$418,564	$264,010	$263,508	$332,589	$68,364	$(23,115)	$1,459,806
Interest income on instalment notes	—	101,467	—	—	—	—	—	—	101,467
Miscellaneous	272	3,347	—	—	(56)	9,603	5,853	(1,290)	17,729
Net sales and revenues	129,134	111,838	418,564	264,010	263,452	342,192	74,217	(24,405)	1,579,002
Cost of sales	106,818	6,100	269,122	192,345	223,121	183,964	59,192	(22,836)	1,017,826
Interest expense(1)	—	58,934	—	—	—	—	—	—	58,934
Depreciation	2,634	682	13,356	9,924	10,738	12,545	2,441	—	52,320
Selling, general & administrative	33,066	14,760	37,488	49,028	20,605	8,768	18,466	—	182,181
Provision for losses on instalment notes	—	4,815	—	—	—	—	—	—	4,815
Postretirement benefits	(244)	(96)	—	—	(779)	9,886	(732)	—	8,035
Amortization of intangibles	—	1,339	12,538	1,852	—	—	—	—	15,729
Credit for estimated hurricane insurance losses	—	(1,046)	—	—	—	—	—	—	(1,046)
Restructuring & impairment charges	—	—	—	—	4,487	—	1,135	—	5,622
Operating income (loss)	$(13,140)	$26,350	$86,060	$10,861	$5,280	$127,029	$(6,285)	$(1,569)	$234,586
Other debt interest expense									(84,655)
Income from continuing operations before income taxes and minority interest									$149,931

	For the six months ended June 30, 2005
				Natural
	Homebuilding	Financing	U.S. Pipe	Resources	Other	Cons Elims	Total
	($ in thousands)
Net sales	$105,114	$7,777	$286,535	$268,783	$63,927	$(14,895)	$717,241
Interest income on instalment notes	—	106,603	—	—	—	—	106,603
Miscellaneous income	682	3,319	120	2,745	4,881	(1,356)	10,391
Net sales and revenues	105,796	117,699	286,655	271,528	68,808	(16,251)	834,235
Cost of sales	89,008	4,922	240,363	161,777	53,073	(13,420)	535,723
Interest expense(1)	—	62,537	—	—	—	—	62,537
Depreciation	2,412	715	13,177	10,230	2,291	—	28,825
Selling, general & administrative	37,153	14,279	16,240	7,527	21,386	—	96,585
Provision for losses on instalment notes	—	5,134	—	—	—	—	5,134
Postretirement benefits	(234)	(120)	(726)	8,224	(672)	—	6,472
Amortization of intangibles	—	1,986	—	—	—	—	1,986
Credit for estimated hurricane Insurance losses	—	(556)	—	—	—	—	(556)
Restructuring & impairment charges	—	—	—	610	—	—	610
Operating income (loss)	$(22,543)	$28,802	$17,601	$83,160	$(7,270)	$(2,831)	$96,919
Other debt interest expense							(7,709)
Income from continuing operations before income taxes							$89,210

          (1) Excludes other debt interest expense.

Summary of Year to Date Consolidated Operating Results

The Company’s net income for the six months ended June 30, 2006 was $99.3 million, or $1.97 per diluted share, which compares to net income in the year-ago period of $60.2 million, or $1.28 per share. Current year net income reflects the addition of Mueller Co. and Anvil, acquired on October 3, 2005. In addition, profitability at Natural Resources and Homebuilding improved over the prior year period primarily driven by higher pricing, partially offset by decreases in U.S. Pipe and Financing.

Net sales and revenues for the six months ended June 30, 2006 were $1,579.0 million, an 89.3% increase from $834.2 million for the six months ended June 30, 2005, primarily driven by the acquisition of Mueller Co. and Anvil, higher metallurgical coal sales prices at Natural Resources and higher pricing at Homebuilding and Sloss; partially offset in part by decreases at U.S. Pipe and Financing.

Cost of sales, exclusive of depreciation, of $1,017.8 million was 69.7% of net sales in the 2006 period versus $535.7 million and 74.7% of net sales in the comparable period of 2005. Current year results include $461.5 million of cost of sales related to the Mueller Co. and Anvil segments. The decrease in cost of sales as a percentage of net sales is due to sales price increases at Mueller Co., Natural Resources and Homebuilding. During the six months ended June 30, 2006, the gross margin percentage increased to 30.3% from 25.3% in the prior year period. This increase was primarily the result of the addition of the Mueller Co. and Anvil segments, which generated a combined gross margin percentage of 32.4%, as well as improved gross margins in the Homebuilding and Natural Resources segments.

Depreciation for the six months ended June 30, 2006 was $52.3 million, an increase of $23.5 million from the same period in 2005, reflecting $23.3 million of depreciation resulting from the addition of the Mueller Co. and Anvil segments.

Selling, general and administrative expenses of $182.2 million were 11.5% of net sales and revenues in the 2006 period, compared to $96.6 million and 11.6% of nets sales and revenues in 2005. Current year results include $86.5 million of selling, general and administrative expenses in the Mueller Co. and Anvil segments.

Provision for losses on instalment notes decreased to $4.8 million in the 2006 period, compared to $5.1 million in 2005, due to higher recovery rates and lower resales in the current year versus the prior year.

Interest expense on other debt increased $76.9 million to $84.7 million in the 2006 six-month period due primarily to the inclusion of Mueller Water debt and additional indebtedness incurred to finance the Mueller Water acquisition. Interest expense also includes $1.6 million of inducement costs related to the conversion of $26.6 million of the Company’s Convertible Senior Subordinated Notes. In addition, the Company wrote off $1.6 million of unamortized debt expense in the first quarter of 2006 relating to $102.9 million of prepayments on the 2005 Walter Credit Agreement made using proceeds from the Company’s $169 million common stock sale in February 2006. In June 2006, the Company wrote off $4.1 million of unamortized debt expense relating to a $246.0 million prepayment on the 2005 Mueller Credit Agreement made using proceeds from Mueller Water’s IPO.

The Company’s effective tax rate of 33.0% and 32.0% for the six months ended June 30, 2006 and 2005, respectively, differed from the federal statutory rate primarily due to favorable depletion deductions related to the Natural Resources segment, partially offset by the effect of state income taxes.

Segment Analysis:

Homebuilding

Net sales and revenues were $129.1 million for the six months ended June 30, 2006, an increase of $23.3 million from the six months ended June 30, 2005 as a result of higher average net selling prices and an increase in unit completions as shown in the table below.

	Six months ended
	June 30,
	2006	2005
Homes Completed:
Stick-built	1,286	1,160
Modular	235	238
Average Net Selling Price:
Stick-built	$85,500	$77,000
Modular	$80,400	$66,500

The operating loss was $13.1 million for the six months ended June 30, 2006 compared to an operating loss of $22.5 million in the year-ago period. The improved performance was due to higher average net selling prices and an increase in unit completions, as well as cost reduction activities, partially offset by a $1.2 million increase in the allowance for doubtful accounts against receivables in the modular homes division. The prior year included other non-recoverable costs of $3.2 million for repair and rework on homes under construction, supplies inventory write-downs and additional accruals for legal and warranty issues.

Financing

Net sales and revenues were $111.8 million in the 2006 period, a decrease of $5.9 million from $117.7 million for the year-ago period. This decrease was attributed to lower interest income on instalment notes due to a decrease in prepayment speeds. Prepayment speeds were 9.6% in the 2006 period, down 70 basis points from the prior year period. Operating income decreased by $2.5 million, to $26.4 million in the 2006 period primarily due to lower interest income on instalment notes, partially offset by a decrease of approximately $3.6 million in interest expense.

Mueller Co.

Net sales and revenues for the six months ended June 30, 2006 were $418.6 million. Revenues reflect higher selling prices and increased volumes in hydrants, brass water products and iron gate valves, plus the addition of U.S. Pipe’s valve and hydrant business transferred from its now closed Chattanooga, Tennessee plant.

Mueller’s operating income for the six months ended June 30, 2006 was $86.1 million. Results for the year are attributed to improved valve volumes and hydrant margins, partially offset by higher brass ingot and scrap iron material costs.

Anvil

Net sales and revenues for the six months ended June 30, 2006 were $264.0 million. Anvil’s revenues were driven by higher volume and pricing on its commercial construction and oilfield market products, increased volume in foreign-sourced products and relatively strong buying power of the Canadian dollar.

Operating income for the six months ended June 30, 2006 was $10.9 million. Current year results reflect increased volume and higher pricing on commercial construction and oilfield market products, partially offset by cost increases in raw materials.

U.S. Pipe

Net sales and revenues were $263.5 million for the six months ended June 30, 2006 compared to $286.7 million in the prior year period. This decrease reflects the transfer of valve and hydrant business to Mueller Co., effective January 1, 2006. In the prior year period, U.S. Pipe revenues related to the valve and hydrant business totaled $27.8 million. This decrease was partially offset by a 5.1% increase in ductile iron pipe prices during the six months ended June 30, 2006, compared to the prior year period. Prices were higher than the prior year as the industry has been raising prices to offset increasing scrap metal costs.

Operating income was $5.3 million for the period compared to $17.6 million in the prior year period. The decrease in operating income primarily reflects the transfer of the valve and hydrant business to Mueller Co. as well as $9.9 million of costs to complete the closure of the Chattanooga facility. Prior year results also included a $5.1 million favorable environmental insurance claim settlement.

Natural Resources

Net sales and revenues were $342.2 million for the six months ended June 30, 2006, an increase of $70.7 million from $271.5 million in the prior year period. The increase was primarily due to higher metallurgical coal and natural gas selling prices.

	Six months ended
	June 30,
	2006	2005
Average Coal Selling Price (per Ton)	$103.31	$73.93
Tons of Coal Sold (in millions)	3.0	3.3
Tons of Coal Produced (in millions)	3.0	3.5
Average Natural Gas Selling Price (per MCF)	$8.88	$6.66
Billion Cubic Feet of Natural Gas Sold	3.8	3.5
Number of Natural Gas Wells	414	403

For the six months ended June 30, 2006, Natural Resources’ operating income was $127.0 million, compared to operating income of $83.2 million in the prior year period. The increase was primarily due to higher metallurgical coal and natural gas selling prices, partially offset by lower coal shipments and higher costs per ton, primarily at Mine No. 4. Cost per ton increased at Mine No. 4, predominantly due to lower production volume relative to the prior year period as a result of thin seam conditions encountered at the beginning of the current longwall panel, which began in April 2006. The thin seam conditions contributed to reduced longwall advance rates and difficulties with roof control. The longwall at Mine No. 4 has since experienced improved advance rates and its production is expected to be a more normal 1.4 million to 1.5 million tons during the second half of 2006. The Company recognized $0.4 million of idle mine costs during the six months ended June 30, 2006. In the prior year period, the Company incurred $3.6 million of idle mine costs related to the water ingress problem at Mine No. 5.

Other

Net sales and revenues were $74.2 million for the six months ended June 30, 2006, an increase of $5.4 million from $68.8 million in the prior year period. Sloss revenues were $4.2 million higher than the previous period due to higher furnace coke and fiber selling prices and increased volumes, partially offset by a decrease in foundry coke volumes. Sloss operating income was $4.3 million in the 2006 period, a decrease of $0.6 million from the prior year period, due to a non-cash asset impairment charge of $1.1 related to Sloss’ chemical division and a decrease in foundry coke volumes, partially offset by higher furnace coke and fiber pricing.

Net general corporate expenses, principally included in selling, general and administrative expense, were $14.6 million for the six months ended June 30, 2006 compared to $16.7 million for the six months ended June 30, 2005. Corporate expenses decreased due to lower severance, legal and recruiting costs, partially offset by an increase of $3.9 million in stock-based compensation, primarily as a result of the January 1, 2006 adoption of SFAS 123(R).

FINANCIAL CONDITION

Cash increased from $137.4 million at December 31, 2005 to $363.5 million at June 30, 2006 reflecting $114.5 million of cash flows provided by operations, $106.8 million of cash flows used in investing activities and $220.6 million of cash flows provided by financing activities. See additional discussion in the Statement of Cash Flows section that follows.

Restricted short-term investments decreased $37.6 million from December 31, 2005 to $87.0 million at June 30, 2006 due to the use of restricted cash to purchase additional instalment notes receivable and mortgage loans using the pre-funding feature of Mid-State Capital Corporation’s 2005-1 Trust offering.

Receivables, net, consisting principally of trade receivables, were $417.7 million at June 30, 2006, an increase of $66.6 million from December 31, 2005. The increase in receivables was primarily due to higher revenues in the second quarter of 2006 as compared to the fourth quarter of 2005 driving increased receivables in the Natural Resources, Mueller Co. and Anvil segments.

Other long-term assets increased $16.0 million from December 31, 2005 to $95.3 million at June 30, 2006 due to a $22.8 million favorable mark-to-market adjustment on derivative instruments partially offset by a decrease in the prepaid pension asset resulting from the actuarially-determined pension expense recognized during the first half of 2006.

Accounts payable of $192.8 million at June 30, 2006 increased $31.6 million compared to December 31, 2005 primarily as a result of the timing of vendor payments and volume-related seasonal material purchases.

Other debt decreased $395.0 million from December 31, 2005 to $1,777.5 million at June 30, 2006, primarily reflecting $251.6 million and $123.8 million in principal payments on the 2005 Mueller Credit Agreement and 2005 Walter Credit Agreement, respectively. Also, holders of approximately $26.6 million of the Company’s contingent convertible notes surrendered their convertible notes in exchange for approximately 1.5 million shares of the Company’s common stock. The decrease in other debt was partially offset by accretion on the Senior Discount Notes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are operating cash flows and borrowings under revolving credit facilities and committed secured warehouse lines of credit. The Company’s principal sources of long-term funding are its senior bank debt, public notes and its financings under mortgage-backed/asset-backed notes.

The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness for the next twelve to eighteen months. However, the Company’s operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and natural gas, levels of construction activity, levels of government spending on water projects, costs of raw materials and interest rates.

As of June 30, 2006, total debt has decreased by $423.4 million compared to December 31, 2005, primarily resulting from using the cash proceeds from the Company’s equity offering and Mueller Water’s IPO to make $251.6 million and $123.8 million of principal payments on the 2005 Mueller Credit Agreement and the 2005 Walter Credit Agreement, respectively, $126.1 million of principal payments on the Company’s mortgage-backed/asset-backed notes and the conversion of $26.6 million of convertible notes into common stock, partially offset by the issuance of $97.6 million of mortgage-backed/asset-backed notes and accretion on the Senior Discount Notes.

At June 30, 2006, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and primarily consisted of eight issues of public debt providing financing for instalment notes receivable purchased by Mid-State Homes (“MSH”). Mortgage debt also includes outstanding borrowings under a $200.0 million and a $150.0 million Variable Funding Loan Agreement (“warehouse facilities”) providing temporary financing to MSH for its current purchases of instalment notes and mortgage loans from Jim Walter Homes and Walter Mortgage Company. At June 30, 2006, there were $97.6 million of borrowings outstanding under these warehouse facilities, leaving a total of $252.4 million available for future borrowings.

2005 Walter Credit Agreement

The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller Water and its subsidiaries. The 2005 Walter Term Loan requires quarterly principal payments of $0.8 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 200 basis points over LIBOR. At June 30, 2006, the balance outstanding on the term loan was $325.0 million and the weighted-average interest rate was 7.0%. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.50% and the interest rate is a floating rate of 225 basis points over LIBOR. At June 30, 2006, there were no borrowings outstanding under the revolving credit facility.

In February 2006, the Company used a portion of the proceeds from the sale of 2.65 million shares of common stock to repay $67.9 million of the term loan facility on a mandatory basis and $35.0 million on an optional basis. In April 2006, the Company repaid an additional $19.2 million on the term loan facility on a mandatory basis related to an excess cash flow recapture provision.

2005 Mueller Credit Agreement

On October 3, 2005, Mueller Group, entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145.0 million senior secured revolving credit facility terminating on October 4, 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050.0 million senior secured term loan (the “2005 Mueller Term Loan”) maturing on the earlier of October 3, 2012 or November 1, 2011, unless the 10% senior subordinated notes due 2012 are paid in full prior to such date. Loans under the senior credit facilities bear interest, at our option, at: LIBOR rate plus 250 basis points or the alternate base rate plus 150 basis points for borrowings under the revolving credit facility; and LIBOR plus 225 basis points or the alternate base rate plus 125 basis points for term loans. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which time the remaining principal outstanding is due. At June 30, 2006, the balance outstanding on the term loan was $795.7 million and the weighted-average interest rate was 7.2%. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50%. At June 30, 2006, there were no borrowings outstanding under the revolving credit facility.

An amendment to the 2005 Mueller Credit Agreement made in January 2006 provides that in the event of an initial public offering, Mueller Group may pay annual dividends of up to $8.5 million to Mueller Water so it can pay its common shareholders.

On June 1, 2006, Mueller Water used $246.0 million from the proceeds of the IPO to repay a portion of the term loan in the 2005 Mueller Credit Agreement. As a result of the prepayment, $4.1 million of unamortized debt expense was charged to interest expense during the second quarter of 2006.

Senior Subordinated Notes

In 2004, Mueller Group, a subsidiary of Mueller Water, issued $315.0 million aggregate principal amount of 10% senior subordinated public notes, which will mature on May 1, 2012. Interest on the senior subordinated notes is payable in cash on May 1 and November 1 of each year. The senior subordinated notes are guaranteed by each of Mueller Group’s existing domestic restricted subsidiaries.

On July 3, 2006, Mueller Water used $123.1 of the proceeds from their IPO for a partial redemption of $116.1 million of the senior subordinated notes.

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

On July 3, 2006, Mueller Water used $60.2 million of the proceeds from the IPO for a partial redemption of $61.0 million of the senior discount notes.

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

The notes are currently convertible having satisfied a variety of conditions including, the common stock sales price condition. The notes may be convertible during future periods if the common stock sale price condition or other conditions are satisfied. During 2006, holders of approximately $26.6 million of the Company’s convertible notes surrendered their convertible notes in exchange for approximately 1,490,000 shares of the Company’s common stock and approximately $1.6 million of incentive payments, which was expensed in the first quarter of 2006.

Statement of Cash Flows

Cash totaled $363.5 million and $137.4 million at June 30, 2006 and December 31, 2005, respectively. The increase in cash is primarily the result of cash proceeds from Mueller Water’s IPO ($429.3 million), the sale of common stock ($168.7 million), the issuance of mortgage-backed/asset-backed notes ($97.6 million) and cash flows provided by operating activities ($114.2 million), partially offset by retirements of other debt ($375.5 million), retirements of mortgage-back/asset-backed notes ($126.1 million) and purchases of property, plant and equipment ($84.0 million).

Cash flows provided by operating activities for the six months ended June 30, 2006 were $114.2 million compared to $43.6 million provided by operating activities for the six months ended June 30, 2005. The increase in cash flows provided by operating activities is principally due to a $39.0 million increase in net income as adjusted for a $23.5 million increase in depreciation, a $13.7 million increase in the amortization of intangibles and a $28.7 million decrease in inventory, partially offset by a $34.5 million increase in receivables.

Capital expenditures totaled $84.0 million in the six months ended June 30, 2006, principally due to expansion related underground mining and natural gas well equipment at Natural Resources and machinery and equipment at Mueller Water. Commitments for capital expenditures at June 30, 2006 were not significant; however, it is estimated that gross capital expenditures for the year ending December 31, 2006 will approximate $180 million to $200 million. Actual expenditures in 2006 may be more or less than this amount, depending upon the level of earnings and cash flow, the timing of projects or expansion opportunities in certain markets.

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

Interest rate risk

On February 28, 2006, the Company entered into three interest rate swap agreements (“swaps”) with a cumulative notional value of $125 million with three separate counter-parties. The objective of these swaps is to protect against the negative effect that rising interest rates would have on the Company’s future forecasted issuance of mortgage-backed securities. The structure of the swaps is a 14-year, forward-starting swap which starts on December 15, 2006, which is the forecasted issuance date of the Company’s next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 5.05% per annum and receive payments based on one-month LIBOR from the counter-parties. It is anticipated that the swap will be settled at securitization, and the Company will account for the swap as a cash flow hedge. Changes in the fair value of the swap through the date of securitization that take place are recorded in accumulated other comprehensive income (loss), assuming the securitization remains likely. At June 30, 2006, the Company recorded a net unrealized gain from these swaps of $2.4 million, net of tax, as a component of other comprehensive income.

Commodity risks

At June 30, 2006, swap contracts to hedge anticipated sales in 2006 of natural gas totaling 2.1 million mmbtu were outstanding. At June 30, 2006, the Company recorded a net unrealized gain from these hedging agreements of $4.4 million, net of tax, as a component of other comprehensive income.

In July 2006, JWR entered into a swap contract to hedge anticipated sales from January 2007 through March 2007 totaling 0.6 million mmbtu, or approximately 40% of natural gas production for that three month period, at a price of $10.54 per mmbtu. This swap contract effectively converts a portion of forecasted natural gas sales at market prices to a fixed rate basis.

Foreign currency risks

In March 2006, Mueller Water entered into hedges protecting intercompany loan payments to be made over the next three years by its Canadian subsidiary to a U.S. subsidiary totaling $37.3 million. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681. Unrealized gains or losses on these hedges will be recorded in earnings over their lives, and were not material for the three and six months ended June 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues associated with the bifurcation requirements of SFAS No. 133 as it relates to certain hybrid financial instruments that contain an embedded derivative, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which amends SFAS No. 140 to (i) require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable; (ii) permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value; (iii) requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value; and (iv) permits an entity to elect subsequent fair value measurement to account for its separately recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and servicing liabilities in fiscal years beginning after September 15, 2006. The adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides the minimum recognition threshold that a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” The Company has not yet determined what impact, if any, the adoption of this interpretation, which becomes effective January 1, 2007, will have on its consolidated financial statements.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers’ demand for the Company’s products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company’s mining operations, changes in customer orders, pricing actions by the Company’s competitors, the collection of approximately $14 million of receivables associated with a working capital adjustment arising from the sale of a subsidiary in 2003, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Risks associated with forward-looking statements are more fully described in the Company’s filings with the Securities and Exchange Commission. Those risks also include the timing of and ability to execute the spin-off of the Company’s Water Products business and other strategic actions that may be pursued. The Company has no duty to update its outlook statements as of any future date.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 13 in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.                Update to Risk Factors

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

Our Water Products business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our Water Products operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for up to 40% of the U.S. Pipe cost to manufacture ductile iron pipe. At Mueller Co. and Anvil, raw materials used in our manufacturing processes currently account for approximately 18% of cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for factors particular to that material. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could be reduced or the price of raw materials could increase.

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

In addition to domestic competition, our Water Products business faces intense foreign competition. The intensity of foreign competition is affected significantly by fluctuations in the value of the U.S. dollar against foreign currencies, by the relative cost to ship competitive products into the North American markets and by the level of import duties imposed by the U.S. Department of Commerce on certain products. Foreign competition is likely to further increase and certain Water Products prices will most likely continue to face downward price pressure as our domestic competitors shift their operations or outsource manufacturing requirements overseas or source supplies from foreign vendors in an effort to reduce expenses.

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

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of Mueller Water’s business to its prior owners, we are indemnified by Tyco for all liabilities arising in connection with Mueller Water’s business with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable, or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. On January 14, 2006, Tyco’s board of directors announced that it approved a plan to separate Tyco into three individual, publicly traded companies. At this time, we do not know which of the new entities will assume the indemnity provided under the terms of the Tyco Purchase Agreement if this plan is implemented. Should Tyco or the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

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

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. As described in the immediately preceding risk factor, we rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligation.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our 2005 Credit Agreement and the 2005 Mueller Credit Agreement also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Exchange Act. Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our 2005 Credit Agreement or the 2005 Mueller Credit Agreement, the respective lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries and assets of our Water Products business, as security under our 2005 Credit Agreement and we pledged substantially all of the assets of our Water Products business (including, its intellectual property) other than the assets of its foreign subsidiaries, under the 2005 Mueller Credit Agreement. If the lenders under our credit agreements or holders of the notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock and our ability to continue as a going concern.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the PCAOB, have required changes in the corporate governance and securities disclosure or compliance practices of public companies over the last few years. We expect these new rules and regulations to continue to increase our legal and financial compliance costs, as well as our ongoing audit costs, and to make legal, accounting and administrative activities more time-consuming and costly. For example, in 2006, Mueller Water may need to comply with the internal control reporting requirements of the Sarbanes-Oxley Act, which will have a significant impact on our compliance cost in 2006.

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

Our brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require incremental capital spending of up to $8.0 million in the next two years and will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. Congress may adopt legislation that would require us to eliminate lead in our brass products which, could require us to incur substantial additional production expenses. In addition, advocacy groups may file suit against us under Proposition 65, which could result in additional costs in connection with marketing and selling our brass products in California.

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. To date we have obtained certification of approximately 95% of our brass valve and fitting products. Approximately 26% of our certified products use “low lead” brass to comply with current NSF 61 requirements. The NSF 61 certification process is ongoing with our goal to have all products requiring certification completed by January 1, 2007. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials, which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Company and Affiliated Purchasers.

During the quarter ended June 30, 2006, there were no share repurchases and at June 30, 2006, $7.5 million remains available under the Common Stock share repurchase program. The Company has not yet decided to terminate the program.

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on April 26, 2006, the following proposals were submitted to the Stockholders:

1.                The election of the following directors:

Director	For	Withheld
Howard L. Clark, Jr.	28,047,725	9,526,731
Gregory E. Hyland	36,690,717	883,739
Jerry W. Kolb	37,036,135	538,321
Patrick A. Kriegshauser	37,256,736	371,720
Joseph B. Leonard	36,999,314	575,142
Mark J. O’Brien	36,736,805	837,651
Bernard G. Rethore	37,035,958	538,498
Michael T. Tokarz	36,619,798	954,658

2.                A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year ending December 31, 2006: For, 36,698,335; Against, 873,909; Abstain, 2,212.

3.                A proposal to approve the Walter Industries, Inc. Executive Incentive Plan: For, 29,539,341; Against, 7,871,010; Abstain, 164,104.

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

Date: August 9, 2006