Form 10-Q
period 2006-09-30
WALTER INDUSTRIES INC /NEW/
filed 2006-11-09
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

There were 43,672,440 shares of common stock of the registrant outstanding at October 31, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$160,644	$137,396
Short-term investments, restricted	86,296	124,573
Instalment notes receivable, net of allowance of $12,945 and $12,489, respectively	1,765,794	1,693,922
Receivables, net	436,954	351,115
Inventories	557,183	551,293
Prepaid expenses	63,987	31,320
Property, plant and equipment, net	637,272	603,350
Other long-term assets	159,061	154,365
Identifiable intangibles, net	842,271	858,122
Goodwill	876,370	867,556
	$5,585,832	$5,373,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$197,457	$161,215
Accrued expenses	215,772	213,596
Deferred income taxes	252,464	215,874
Debt:
Mortgage-backed/asset-backed notes	1,687,968	1,727,329
Other debt	1,549,992	2,172,453
Accrued interest	32,143	32,619
Accumulated postretirement benefits obligation	271,634	275,336
Other long-term liabilities	271,346	285,974
Total liabilities	4,478,776	5,084,396
Minority interest	304,733	—
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares Issued—64,442,771 and 59,818,401 shares	645	598
Capital in excess of par value	1,545,852	1,210,751
Accumulated deficit	(439,497)	(602,002)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(45,360)	(61,414)
Total stockholders’ equity	802,323	288,616
	$5,585,832	$5,373,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2006	2005
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$795,555	$362,046
Interest income on instalment notes	49,434	50,977
Miscellaneous	12,036	5,672
	857,025	418,695
Cost and expenses:
Cost of sales (exclusive of depreciation)	555,975	280,327
Depreciation	27,612	14,238
Selling, general and administrative	92,121	48,328
Provision for losses on instalment notes	1,946	3,076
Postretirement benefits	4,017	3,240
Interest expense—mortgage-backed/asset-backed notes	29,465	30,046
Interest expense—other debt	36,390	3,595
Amortization of intangibles	7,684	837
Provision for estimated hurricane insurance losses	—	12,200
Restructuring and impairment charges (credits)	—	(1,243)
	755,210	394,644
Income from continuing operations before income tax expense and minority interest	101,815	24,051
Income tax expense	(29,744)	(3,681)
Income from continuing operations before minority interest	72,071	20,370
Minority interest in net income of affiliates	(6,889)	—
Income from continuing operations	65,182	20,370
Discontinued operations, net of income taxes	(1,937)	(173)
Net income	$63,245	$20,197
Basic income per share:
Income from continuing operations	$1.49	$0.53
Discontinued operations	(0.04)	(0.01)
Net income	$1.45	$0.52
Diluted income per share:
Income from continuing operations	$1.27	$0.44
Discontinued operations	(0.04)	(0.01)
Net income	$1.23	$0.43

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended September 30,
	2006	2005
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$2,255,361	$1,079,287
Interest income on instalment notes	150,901	157,580
Miscellaneous	29,765	16,063
	2,436,027	1,252,930
Cost and expenses:
Cost of sales (exclusive of depreciation)	1,573,801	816,050
Depreciation	79,932	43,063
Selling, general and administrative	274,302	144,913
Provision for losses on instalment notes	6,761	8,210
Postretirement benefits	12,052	9,712
Interest expense—mortgage-backed/asset-backed notes	88,399	92,583
Interest expense—other debt	121,045	11,304
Amortization of intangibles	23,413	2,823
Provision (credit) for estimated hurricane insurance losses	(1,046)	11,644
Restructuring and impairment charges (credits)	5,622	(633)
	2,184,281	1,139,669
Income from continuing operations before income tax expense and minority interest	251,746	113,261
Income tax expense	(79,856)	(32,228)
Income from continuing operations before minority interest	171,890	81,033
Minority interest in net income of affiliates	(7,176)	—
Income from continuing operations	164,714	81,033
Discontinued operations, net of income taxes	(2,209)	(590)
Net income	$162,505	$80,443
Basic income per share:
Income from continuing operations	$3.87	$2.11
Discontinued operations	(0.05)	(0.01)
Net income	$3.82	$2.10
Diluted income per share:
Income from continuing operations	$3.25	$1.72
Discontinued operations	(0.05)	(0.01)
Net income	$3.20	$1.71

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)
(in thousands)

	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital in Excess of Par Value	Treasury Stock
Balance at December 31, 2005	$288,616		$(602,002)	$(61,414)	$598	$1,210,751	$(259,317)
Comprehensive income:
Net income	162,505	$162,505	162,505
Other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	2,182	2,182		2,182
Net unrealized gain on hedges	6,912	6,912		6,912
Comprehensive income		$171,599
Sale of common stock	168,680				26	168,654
Stock issued upon conversion of convertible notes	25,862				15	25,847
Gain on sale of investment in subsidiary through initial public offering	132,353			6,960		125,393
Stock issued upon exercise of stock options	4,558				6	4,552
Tax benefit on the exercise of stock options	7,150					7,150
Dividends paid, $.12 per share	(5,053)					(5,053)
Stock-based compensation	8,558					8,558
Balance at September 30, 2006	$802,323		$(439,497)	$(45,360)	$645	$1,545,852	$(259,317)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$162,505	$80,443
Adjustments to reconcile income to net cash provided by continuing operations:
Minority interest in net income of affiliates, net of tax	7,176	—
Discontinued operations, net of tax	2,209	590
Provision for losses on instalment notes receivable	6,761	8,210
Depreciation	79,932	43,063
Restructuring and impairment charges	1,135	-
Provision for deferred income taxes	36,053	15,827
Tax benefit on the exercise of employee stock options	(7,150)	15,645
Amortization of intangibles	23,413	2,823
Amortization of debt expense	13,115	4,760
Other	(4,384)	4,544
Decrease (increase) in assets:
Receivables	(92,859)	(37,934)
Inventories	(1,510)	(57,012)
Prepaid expenses	(32,127)	(2,771)
Instalment notes receivable, net	(14,808)	46,760
Increase (decrease) in liabilities:
Accounts payable	19,603	20,447
Accrued expenses	(11,072)	16,169
Accrued interest	(476)	119
Cash flows provided by continuing operations	187,516	161,683
Cash flows used in discontinued operations	(377)	(590)
Cash flows provided by operating activities	187,139	161,093
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(5,095)	—
Purchases of loans	(96,083)	(41,444)
Principal payments received on purchased loans	32,258	15,599
Decrease in short-term investments, restricted	38,277	6,616
Additions to property, plant and equipment	(131,523)	(94,847)
Cash proceeds from sale of property, plant and equipment	10,432	7,278
Decrease in investments	(86)	(2,728)
Cash flows used in investing activities	(151,820)	(109,526)
FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	145,000	104,532
Retirement of mortgage-backed/asset-backed notes	(184,478)	(204,096)
Proceeds from issuance of other debt	-	93,500
Retirement of debt	(590,916)	(83,500)
Sale of common stock	168,680	—
Proceeds from subsidiary’s initial public offering	428,924	—
Tax benefit on the exercise of employee stock options	7,150	—
Other	15,656	11,620
Cash flows used in financing activities	(9,984)	(77,944)
Effect of exchange rate changes on cash	(2,087)	—
Net increase (decrease) in cash and cash equivalents	23,248	(26,377)
Cash and cash equivalents at beginning of period	137,396	46,924
Cash and cash equivalents at end of period	$160,644	$20,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:

(a)           The Company recorded restructuring and impairment charges of $5.6 million for the nine months ended September 30, 2006. The non-cash portion of these charges primarily consists of an asset impairment charge for Sloss Industries’, included in the “Other” segment. A reconciliation of non-cash restructuring and impairment charges is provided below:

For the
nine months ended
September 30, 2006
Accrued expenses	$4,487
Non-cash	1,135
Total restructuring and impairment charges	$5,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

Note 1—Basis of Presentation

Walter Industries, Inc. (“Walter”), together with its consolidated subsidiaries (“the Company”), is a diversified company which operates in seven reportable segments:  Mueller (“Mueller Co.”), Anvil, U.S. Pipe, Natural Resources, Homebuilding, Financing and Other, see Note 13. Through these operating segments, the Company offers a diversified line of products and services including water infrastructure and flow control products, coal, natural gas, home construction and mortgage financing, furnace and foundry coke and slag fiber.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Initial Public Offering of Mueller Water Products, Inc.

In June 2006, Mueller Water Products, Inc. (“Mueller Water”) completed its initial public offering (“IPO”) of 28.8 million shares of Series A common stock, at $16.00 per share (NYSE: MWA). The gross proceeds of $460.0 million were reduced by $27.6 million in underwriter fees and $3.5 million of other costs. The net proceeds were used to repay a portion of Mueller Water’s existing debt, see Note 10.

In connection with the issuance of the Series A common stock, Mueller Water issued 85.8 million shares of Series B common stock to the Company in exchange for the Company’s one share held prior to the IPO. Following the completion of the IPO, the Company owns 74.9% of Mueller Water’s common stock outstanding in the form of 100% ownership of the Series B common stock outstanding, which provides eight votes per share. As a result, the Company has an effective voting interest of 96.3% of the combined voting power of all of Mueller Water’s outstanding common stock. The Company recognized a gain of $132.4 million on the sale of the 25.1% ownership interest which has been included in stockholders’ equity.

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

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 1, 2006. The Company has adopted SFAS 123(R) utilizing the modified prospective application method for stock options and restricted stock units granted prior to January 1, 2006, which requires the Company to record compensation expense beginning January 1, 2006 for only the unvested portion of those stock awards. This compensation expense is charged to the statement of operations with a corresponding credit to capital in excess of par value. In addition, the Company is required, upon adoption, to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow. Consistent with the requirement of SFAS 123(R), the Company uses the Black-Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation.

The effect of accounting for stock options in accordance with SFAS 123(R) on the financial performance of the Company for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Decrease in income from continuing operations before income taxes	$1,739	$4,010
Decrease in net income	$1,131	$2,607
Cash outflow from operating activities	$994	$7,150
Cash inflow from financing activities	$994	$7,150
Decrease in basic earnings per share	$0.03	$0.06
Decrease in diluted earnings per share	$0.02	$0.05

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods ended prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company’s option plans for the three and nine months ended September 30, 2005 been determined based on the fair value at the grant dates as prescribed by SFAS 123(R), the Company’s net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

	For the three months	For the nine months
	ended September 30, 2005	ended September 30, 2005
Net income, as reported	$20,197	$80,443
Add: Stock-based compensation expense included in reported net income, net of related tax effects	236	708
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(510)	(1,933)
Pro forma net income	$19,923	$79,218

	For the three months	For the nine months
	ended September 30, 2005	ended September 30, 2005
Net income per share:
Basic—as reported	$0.52	$2.10
Basic—pro forma	0.51	2.07
Diluted—as reported	0.43	1.71
Diluted—pro forma	0.43	1.68

The preceding pro forma results were calculated using the Black Scholes option-pricing model. Weighted average assumptions used for stock compensation awards granted in the following prior year periods were:

	For the three months	For the nine months
	ended September 30, 2005	ended September 30, 2005
Risk free interest rate	3.95%	4.10%
Dividend yield	0.40%	0.40%
Expected life (years)	5.3	5.8
Volatility	42.34%	40.36%

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

For the three months and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $3.0 million and $6.9 million, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2005, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits recognized in the statements of operations for share-based compensation arrangements were $1.1 million and $2.4 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively.

A summary of activity related to stock options under the Equity Award Plans as of September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	879,568	$15.80
Granted	411,703	60.75
Exercised	(430,819)	11.14
Cancelled	(6,113)	25.83
Outstanding at September 30, 2006	854,339	$39.74	8.11	$2,509
Exercisable at September 30, 2006	248,075	$15.46	5.85	$6,753

Weighted average assumptions used to determine the grant-date fair value of options granted during the three and nine months ended September 30, 2006 were:

	For the three	For the nine
	months ended	months ended
	September 30, 2006	September 30, 2006
Risk free interest rate	4.82%	4.65%
Dividend yield	0.30%	0.30%
Expected life (years)	4.85	5.33
Volatility	36.15%	37.74%
Forfeiture rate	4.66%	3.55%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected term of the options represents the period of time the options are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s share price for the expected term of the options.

Approximately 125,000 and 58,000 restricted stock units were granted and vested, respectively, during the nine months ended September 30, 2006. Approximately 309,000 and 245,000 restricted stock units were outstanding at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the weighted-average remaining contractual term on the Company’s outstanding restricted stock units was 2.9 years.

The weighted-average grant-date fair value of stock options and restricted stock units granted during the nine months ended September 30, 2006 was $24.90 and $63.72, respectively. The total amount of cash received from exercise of stock options was $0.9 million and $4.8 million for the three months and nine months ended September 30, 2006, respectively. The total intrinsic value of stock awards exercised or converted during the nine months ended September 30, 2006 was approximately $26.0 million. As of September 30, 2006, there was approximately $15.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Award Plans; that cost is to be recognized over a weighted average period of 2.6 years.

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

Mueller Water records compensation costs for stock options and restricted stock units granted to employees based on the fair value at the grant dates as prescribed by SFAS No. 123(R) Share-Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. Compensation cost for new and modified awards is recorded over the related vesting period of such awards.

The effect of Mueller Water’s stock-based compensation on the financial performance of the Company for the three and nine months ended September 30, 2006 was as follows (in millions, except per share data):

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Decrease in income from continuing operations before income taxes	$1.6	$2.1
Decrease in net income	$1.1	$1.3
Cash outflow from operating activities	$—	$—
Cash inflow from financing activities	$—	$—
Decrease in basic and diluted earnings per share	$0.01	$0.01

During the nine months ended September 30, 2006, Mueller Water recorded share-based compensation expense associated with the 2006 Plan of approximately $2.1 million. These amounts were reflected in selling, general and administrative expenses of the Mueller Co. segment.

In addition to the share-based compensation expense associated with the 2006 Plan, certain of the Mueller Water’s employees have been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. Mueller Water has expensed $1.0 million related to the share-based compensation costs allocated from Walter for the nine months ended September 30, 2006.

A summary of activity related to Mueller Water’s stock options under the 2006 Plan as of September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ millions)
Granted	112,694	$16.11
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2006	112,694	$16.11	9.7	$—
Exercisable at September 30, 2006	—	$—	—	$—

Weighted average assumptions used to determine the grant-date fair value of options granted during the nine months ended September 30, 2006 under the Black-Scholes method were:

Risk free interest rate	4.97%
Dividend yield	0.44%
Expected life (years)	6.38
Volatility	32.28%
Forfeiture rate	5.00%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on Mueller Water’s estimated annual dividend payout at grant date. The expected term of the options represents the period of time the options are expected to be outstanding. Expected volatility is based on management’s best estimate using the most recent disclosed data from a group of comparable companies. Mueller Water incorporated the volatility data from comparable companies because of its limited historical share price information since Mueller Water’s IPO on June 1, 2006. Since the 2006 Plan’s inception, Mueller Water does not have a sufficient history to estimate the expected pre-vesting forfeiture rate. Since the structure and terms of the plan are very similar to Walter’s plan, Mueller Water has decided it would be reasonable to use a pre-vesting forfeiture rate similar to Walter’s current historical rate of approximately 5% as an initial estimate. This initial estimate will be re-evaluated as Mueller Water accumulates actual experience with the passage of time.

Approximately 1.1 million restricted stock units were granted during the nine months ended September 30, 2006 and were outstanding at September 30, 2006. Restricted stock units fall into one of two vesting provisions; a 3-year cliff vesting provision or a provision with 7-year cliff vesting with early vesting possible if certain financial performance targets are met. At September 30, 2006, the weighted-average remaining contractual term on Mueller Water’s restricted stock units was 2.8 years.

The weighted-average grant-date fair value of stock options and of restricted stock units granted during nine months ended September 30, 2006 was $6.54 for stock options and $16.02 for restricted stock units. As of September 30, 2006, there was approximately $17.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan; that cost is to be recognized over the periods during which they vest.

Employee Stock Purchase Plan

The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (the “ESPP Plan”) authorizes the sale of 4,000,000 shares of the Mueller Water’s common stock to employees. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% or market value on the first day or the last day of the quarterly purchase period. Generally, all of the employees (including executive officers) and employees of its designated subsidiaries and its affiliates are eligible to participate in the ESPP Plan.

In connection with employee elections made during the nine months ended September 30, 2006, Mueller Water will issue 31,235 shares under this plan, with 3,968,765 shares reserved for future issuance. Mueller Water recognizes compensation expense for these shares over the lives of the quarterly purchase periods, which approximated $0.1 million for the nine months ended September 30, 2006, with an immaterial amount in unamortized compensation expense remaining as of September 30, 2006.

The weighted-average grant-date fair value of each designated share purchased under this plan in the nine months ended September 30, 2006 under the Employee Stock Purchase Plan is $4.20. The fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

Risk free interest rate	5.20%
Dividend yield	0.43%
Expected life (years)	3
Volatility	60.33%
Forfeiture rate	0%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on Mueller Water’s estimated annual dividend payout at grant date. The expected term of the options represents the period of time the options are expected to be outstanding. The expected volatility is deemed to be equal to the historical volatility over a 3-month period ending on the date of grant.

Note 4—Restructuring and Impairments

On October 24, 2006, Mueller Water announced the closure of the James Jones manufacturing facility in El Monte, California. James Jones will transfer the production of its brass products and hydrants to the Decatur, Illinois and Albertville, Alabama plants by June 2007. Approximately 155 employees will be affected by the closure. Total estimated costs related to this closure are $2.5 million, of which $0.2 million, consisting of termination benefits, and $0.5 million, consisting of fixed asset impairments, were recorded as adjustments to goodwill in the nine months ended September 30, 2006. Other estimated costs of $1.8 million, associated with relocating the El Monte warehouse and equipment, will be expensed as incurred. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

On April 20, 2006, Mueller Water announced the closure of the Mueller Canada valve and hydrant manufacturing facility in Milton, Ontario, Canada. The facility closed during the quarter ended September 30, 2006, resulting in the termination of approximately 130 employees. Total costs related to this closure were $4.5 million, of which $2.5 million, consisting of termination benefits, and $0.8 million, consisting of fixed asset impairments and contractual future lease obligation costs, were recorded as adjustments to goodwill in the nine months ended September 30, 2006. Other estimated costs of $1.2 million, associated with relocating the Milton warehouse and equipment, were expensed during 2006. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

On January 26, 2006, Mueller Water announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois. The eventual closure of the facility is expected to occur in 2007, resulting in the termination of approximately 100 employees. Total estimated costs related to this closure are $3.7 million, of which $1.0 million for termination benefits and $1.7 million for fixed asset impairment charges were recorded as adjustments to goodwill. The remaining other estimated costs of $1.0 million, which include costs to transfer and install equipment and temporary outsourcing of manufacturing, will be expensed when incurred. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

On October 26, 2005, the Company announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Water’s Chattanooga, Tennessee and Albertville, Alabama plants, resulting in the termination of approximately 340 employees. The U.S. Pipe Chattanooga plant was closed in June 2006. Total exit costs have accumulated to $49.9 million of which approximately $28.6 million qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million are comprised of an $11.5 million inventory write-down and a $9.8 million write-off of unabsorbed overhead costs. Of these costs, $5.4 million were recognized in cost of sales during 2006.

Total restructuring and impairment charges and the amounts recorded to restructuring expenses for the Chattanooga plant closure are as follows (in thousands):

		Restructuring	Restructuring
	Restructuring	charges expensed	charges expensed
	charges expensed	for the nine	for the three	Restructuring
	from inception to	months ended	months ended	charges expensed in
	September 30, 2006	September 30, 2006	September 30, 2006	2005
Termination benefits	$3,816	$820	$—	$2,996
Other employee-related costs	3,312	3,312	—	—
Other associated costs	2,094	—	—	2,094
Impairment of property, plant and equipment	19,403	355		19,048
Total	$28,625	$4,487	$—	$24,138

Termination benefits relating to the U.S. Pipe Chattanooga plant closure totaling $0.8 million in the nine months ended September 30, 2006, consist primarily of severance for staff reductions of hourly personnel. In addition, the Company recognized $3.3 million of other employee-related costs for the nine months ended September 30, 2006, consisting primarily of pension and other postretirement curtailments and termination benefits. The Company does not expect to recognize any additional charges or benefits related to this plant closure. On August 31, 2006, the Company completed the sale of the Chattanooga facility. The proceeds received approximated the book value of the assets sold.

In June 2006, the Company recorded an impairment charge of $1.1 million relating to Sloss Industries’ chemical division. On November 1, 2006, the Company sold these assets. The fair value used to determine the impairment charge was based on a good faith quote from a willing buyer.

In 2003, the Company announced that it expected to close Mine No. 5 in 2004. Later in 2003, the Company modified its coal production plans for Mine No. 5 by extending mining activity to a revised scheduled shutdown of late 2006 or early 2007, due to an improvement in the metallurgical coal market. However, in May 2005 a water ingress problem idled Mine No. 5 for approximately five months. This would have extended production into the second quarter of 2007 had it not been for a geological fault in a planned longwall panel that shortened mining to its current estimated shutdown of December 2006. Total expected costs to close the mine decreased from $11.8 million to $8.5 million due to a decrease in the expected costs of employee benefits and workers’ compensation. Approximately $6.6 million of the expected closure costs qualify as restructuring costs and have been recorded by the Company. There were no costs incurred related to Mine No. 5 closure during the nine months ended September 30, 2006. Other costs, primarily representing estimated workers’ compensation and other incremental costs related to the closure of the mine, will be charged to expense when incurred.

The Company’s activity in accrued restructuring was as follows (in thousands):

				For the
	For the three months ended			year ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Beginning balance	$6,732	$4,251	$4,460	$1,588
Restructuring expenses accrued	—	748	775	6,568
Restructuring accruals allocated to
goodwill for plant closures	5,117	3,836	—	—
Restructuring payments	(3,848)	(2,103)	(984)	(2,248)
Reversal of prior accruals	(2,094)	—	—	(1,448)
Ending balance	$5,907	$6,732	$4,251	$4,460

Note 5—Consolidated Statements of Cash Flows

The Company has revised its consolidated statement of cash flows for the nine months ended September 30, 2005 to reflect the net increase or decrease in Financing’s instalment note receivable balance relating to the portfolio of assets originated by Homebuilding as an element in determining cash flows from operating activities. Previously, this item was reported in investing activities. The previous cash flow treatment followed the Company’s principal lines of business reporting; however, on a consolidated basis, there is no cash flow resulting from Financing’s purchase of instalment notes from Homebuilding. Financing’s purchase of loans from third parties, as well as the principal cash collections on those loans, remains in investing activities.

Prior amounts reported have been revised as follows:

	For the nine months ended
	September 30, 2005
	Previous		As
	Presentation	Change	Revised
Instalment notes receivable, net	$—	$46,760	$46,760
Net cash provided by operating activities	$114,333	$46,760	$161,093
Purchases of loans	$(322,681)	$281,237	$(41,444)
Principal payments received on purchased loans	$343,596	$(327,997)	$15,599
Net cash provided by (used in) investing activities	$(62,766)	$(46,760)	$(109,526)

Note 6—Restricted Short-Term Investments

Restricted short-term investments at September 30, 2006 and December 31, 2005 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($78.8 million and $118.2 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.5 million and $6.4 million, respectively).

Note 7—Instalment Notes Receivable

The instalment notes receivable are summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005
Instalment notes receivable	$1,563,281	$1,558,383
Mortgage loans	215,458	148,028
Less: Allowance for losses	(12,945)	(12,489)
Net	$1,765,794	$1,693,922

During the three and nine months ended September 30, 2006, the Company purchased $25.5 million and $96.1 million, respectively, of mortgage loans from unrelated third parties.

Activity in the allowance for losses on instalment notes is summarized as follows (in thousands):

	For the nine months ended
	September 30,
	2006	2005
Balance at beginning of period	$12,489	$11,200
Provisions charged to income	6,761	8,210
Charge-offs, net of recoveries	(6,305)	(7,104)
Balance at end of period	$12,945	$12,306

Note 8—Inventories

Inventories are summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005
Finished goods	$282,265	$278,347
Goods in process	157,151	144,846
Raw materials and supplies	88,056	97,490
Repossessed houses held for resale	29,711	30,610
Total inventories	$557,183	$551,293

Note 9—Acquisitions, Goodwill and Identifiable Intangible Assets

In January 2006, the Company acquired Hunt Industries, Inc. (“Hunt”), a manufacturer of meter pits and meter yokes which are sold by Mueller Co., for $6.8 million in cash. In January 2006, the Company also acquired the operating assets of CCNE, L.L.C. (“CCNE”), a Connecticut-based manufacturer of check valves for sale to the water and wastewater treatment markets, for $8.8 million in cash.

Goodwill increased to $876.4 million at September 30, 2006 from $867.6 million at December 31, 2005. During the nine months ended September 30, 2006, the Company recorded changes to goodwill as follows (in thousands):

	Mueller Co.	Anvil	U.S. Pipe	Financing	Total
Balance as of December 31, 2005	$710,450	$87,800	$58,411	$10,895	$867,556
Acquisitions	6,776	—	—	—	6,776
Restructuring charges	3,159	6,199	—	—	9,358
Other	(3,005)	(4,315)	—	—	(7,320)
Balance as of September 30, 2006	$717,380	$89,684	$58,411	$10,895	$876,370

Changes in identifiable intangibles during the period include intangibles of $6.7 million in connection with the CCNE acquisition and a $1.0 million adjustment to the Mueller Water purchase accounting allocation, increasing customer relationship intangibles.

Note 10—Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Mortgage-Backed/Asset-Backed Notes:	$1,687,968	$1,727,329
Other debt:
2005 Mueller Credit Agreement	793,742	1,047,375
2005 Walter Credit Agreement	274,335	448,875
10% Senior Subordinated Notes (1)	215,122	333,162
14 3/4% Senior Discount Notes (2)	116,251	165,697
Convertible Senior Subordinated Notes	148,400	175,000
Capital Lease Obligations	2,142	2,344
	1,549,992	2,172,453
Total	$3,237,960	$3,899,782

(1)          The effective interest rate was 7.29%.

(2)          The effective interest rate was 10.63%.

2005 Mueller Credit Agreement

On October 3, 2005, Mueller Group, LLC, (“Mueller Group”) a wholly-owned subsidiary of Mueller Water, entered into a $1,195.0 million credit agreement (“2005 Mueller Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $1,050.0 million, of which $793.7 million was outstanding as of September 30, 2006, and (2) a $145.0 million revolving credit facility, which provides for loans and letters of credit. As of September 30, 2006, Mueller Group had no borrowings outstanding under the revolving credit facility but issued $31.9 million in letters of credit, which reduced availability for borrowings to $113.1 million. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on November 1, 2011 (or October 3, 2012, if the 10% senior subordinated notes due 2012 are paid in full or refinanced prior to such date).

In June 2006, $246.0 million from the proceeds of the IPO was used to repay a portion of the term loan. As a result of this prepayment, $4.1 million of unamortized debt expense was charged to interest expense.

2005 Walter Credit Agreement

On October 3, 2005, Walter Industries entered into a $675.0 million credit agreement (“2005 Walter Credit Agreement”) which includes (1) an amortizing term loan facility (27 quarterly principal payments) in an initial aggregate principal amount of $450.0 million, of which $274.3 million was outstanding as of September 30, 2006, and (2) a $225.0 million revolving credit facility, which provides for loans and letters of credit. As of September 30, 2006, the Company had issued $63.4 million in letters of credit, which reduced availability for borrowings under the revolving credit facility to $161.6 million and there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate on October 4, 2010, and the term loan will mature on October 3, 2012.

In February 2006, the Company sold 2.65 million shares of common stock for $168.7 million of net cash proceeds. Of these proceeds, $102.9 million was used to repay the term loan facility. In addition, during the nine months ended September 30, 2006, the Company repaid $71.6 million on the term loan facility using available cash flow. As a result of these term loan prepayments, $2.4 million of unamortized debt expense was charged to interest expense during 2006. In November 2006, the Company made an additional $25.0 million optional prepayment of the term loan and will charge interest expense for $0.4 million of related unamortized debt expense.

Senior Subordinated Notes and Senior Discount Notes

In 2004, Mueller Group, a subsidiary of Mueller Water, issued $315.0 million aggregate principal amount of 10% senior subordinated public notes, which will mature on May 1, 2012. The senior subordinated notes are guaranteed by each of Mueller Group’s existing domestic restricted subsidiaries.

Also in 2004, Mueller Water sold 223,000 units consisting of $1,000 principal amount at maturity of senior discount public notes due 2014, for gross proceeds of approximately $110.1 million. The notes accrete at a rate of 14 3/4% and compound semi-annually to April 2009 to a principal amount at maturity of $223.0 million. The notes are senior unsecured obligations and are effectively subordinated to all liabilities of Mueller Group and its subsidiaries.

On July 3, 2006, Mueller Water used $123.1 million of the proceeds from their IPO for a partial redemption of the senior subordinated notes and to pay a prepayment premium of $11.0 million. In addition, Mueller Water used $60.2 million of the proceeds from the IPO for a partial redemption of the senior discount notes and to pay a prepayment premium of $7.7 million. A pre-tax loss on the extinguishment of this debt totaling approximately $4.5 million was recognized during the third quarter of 2006 as additional interest expense.

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

The notes are currently convertible having satisfied a variety of conditions including, the common stock sales price condition. The notes may be convertible during future periods if the common stock sale price condition or other conditions are satisfied. During the nine months ended September 30, 2006, holders of $26.6 million of the Company’s Convertible Senior Subordinated Notes surrendered their convertible notes in exchange for approximately 1,490,000 shares of the Company’s common stock and approximately $1.6 million of inducement fees which were expensed as additional interest expense.

In November 2006, a holder of $11.0 million of the Company’s Convertible Senior Subordinated Notes surrendered convertible notes in exchange for approximately 616,333 shares of the Company’s common stock and approximately $1.1 million of inducement fees that will be expensed during the fourth quarter of 2006.

Interest Rate Hedge Agreements

In February 2006, the Company entered into three interest rate hedge agreements (“swaps”) with a cumulative notional value of $125 million with three separate counter-parties. The structure of the swaps is a 14-year, forward-starting swap which starts on December 15, 2006, which was the originally forecasted issuance date of the Company’s next mortgage-backed securitization. The swaps call for the Company to make fixed rate payments over the term at 5.05% per annum and receive payments based on one-month LIBOR from the counter-parties. In November 2006, these swaps were settled in connection with the November 2, 2006 mortgage-backed securitization, see Note 17. The Company will continue to account for the swaps as cash flow hedges. Changes in the fair value of the swaps through the date of securitization were recorded in accumulated other comprehensive income (loss).

Note 11—Pension and Other Employee Benefits

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months		For the three months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$2,700	$2,061	$675	$448
Interest cost	7,009	5,539	4,088	4,010
Expected return on plan assets	(7,837)	(6,246)	—	—
Amortization of prior service cost	185	164	(1,727)	(1,715)
Amortization of net loss (gain)	2,051	1,575	981	497
Net periodic benefit cost	$4,108	$3,093	$4,017	$3,240

	Pension Benefits		Other Benefits
	For the nine months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$8,100	$6,183	$2,025	$1,344
Interest cost	21,027	16,617	12,265	12,034
Expected return on plan assets	(23,511)	(18,738)	—	—
Amortization of prior service cost	555	492	(5,181)	(5,157)
Amortization of net loss (gain)	6,153	4,725	2,943	1,491
	12,324	9,279	12,052	9,712
Curtailments and termination benefits loss (gain)	5,021	—	(1,709)	—
Net periodic benefit cost	$17,345	$9,279	$10,343	$9,712

The curtailments and termination benefits loss (gain) shown above are related to the closure of the U.S. Pipe Chattanooga, Tennessee plant as described in Note 4. These components of net periodic benefit cost for pension and postretirement plans were charged to restructuring expense in the consolidated statement of operations.

Note 12—Net Income per Share

A reconciliation of the basic and diluted net income per share computations for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except per share data):

	For the three months ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$63,245	$63,245	$20,197	$20,197
Effect of dilutive securities:
Interest expense related to 3.75% convertible senior subordinated notes, net of tax (a)	—	904	—	1,066
	$63,245	$64,149	$20,197	$21,263
Denominator:
Average number of common shares outstanding	43,634	43,634	38,759	38,759
Effect of dilutive securities:
Stock options and restricted stock units (“units”) (b)	—	228	—	650
3.75% convertible senior subordinated notes (a)	—	8,315	—	9,805
	43,634	52,177	38,759	49,214
Net income per share	$1.45	$1.23	$0.52	$0.43

Stock options outstanding of 313,269 and 13,707 for the three months ended September 30, 2006 and 2005, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

	For the nine months ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$162,505	$162,505	$80,443	$80,443
Effect of dilutive securities:
Interest expense related to 3.75% convertible senior subordinated notes, net of tax (a)	—	2,832	—	3,198
	$162,505	$165,337	$80,443	$83,641
Denominator:
Average number of common shares outstanding	42,511	42,511	38,325	38,325
Effect of dilutive securities:
Stock options and restricted stock units (b)	—	334	—	830
3.75% convertible senior subordinated notes (a)	—	8,756	—	9,805
	42,511	51,601	38,325	48,960
Net income per share	$3.82	$3.20	$2.10	$1.71

Stock options outstanding of 219,619 and 4,853 for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

(a)           This addition to the numerator represents the weighted-average interest expense, net of tax, and this addition to the denominator represents the weighted-average shares issuable upon conversion related to the Company’s 3.75% convertible senior subordinated notes.

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

Note 13—Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	For the three months ended September 30,
	2006	2005
Net sales and revenues:
Mueller Co. (a)	$222,975	$—
Anvil (a)	139,018	—
U.S. Pipe	164,063	170,274
Mueller Water	526,056	170,274
Natural Resources	184,392	106,796
Homebuilding	68,287	55,994
Financing	54,587	56,621
Homebuilding and Financing Group	122,874	112,615
Other	38,616	35,758
Consolidating eliminations	(14,913)	(6,748)
Net sales and revenues	$857,025	$418,695
Segment operating income (loss):
Mueller Co. (a)	$48,701	$—
Anvil (a)	13,661	—
U.S. Pipe	12,869	10,086
Mueller Water	75,231	10,086
Natural Resources	55,641	29,249
Homebuilding	(3,608)	(10,454)
Financing (b)	14,225	521
Homebuilding and Financing Group	10,617	(9,933)
Other	(3,506)	(1,748)
Consolidating eliminations	222	(8)
Operating income	138,205	27,646
Less other debt interest expense	(36,390)	(3,595)
Income from continuing operations before income tax expense and minority interest	101,815	24,051
Income tax expense	(29,744)	(3,681)
Income from continuing operations before minority interest	72,071	20,370
Minority interest in net income of affiliates	(6,889)	—
Income from continuing operations	$65,182	$20,370

	For the three months ended September 30,
	2006	2005
Depreciation:
Mueller Co. (a)	$6,816	$—
Anvil (a)	4,905	—
U.S. Pipe	5,709	6,224
Mueller Water	17,430	6,224
Natural Resources	7,004	5,121
Homebuilding	1,346	1,233
Financing	349	341
Homebuilding and Financing Group	1,695	1,574
Other	1,483	1,319
Total	$27,612	$14,238
Amortization:
Mueller Co. (a)	$6,264	$—
Anvil (a)	859	—
Financing	561	837
Total	$7,684	$837

	For the nine months ended September 30,
	2006	2005
Net sales and revenues:
Mueller Co. (a)	$641,539	$—
Anvil (a)	403,028	—
U.S. Pipe	427,515	456,929
Mueller Water	1,472,082	456,929
Natural Resources	526,584	378,324
Homebuilding	197,421	161,790
Financing	166,425	174,320
Homebuilding and Financing	363,846	336,110
Other	112,833	104,566
Consolidating eliminations	(39,318)	(22,999)
Net sales and revenues	$2,436,027	$1,252,930
Segment operating income (loss):
Mueller Co. (a)	$134,761	$—
Anvil (a)	24,522	—
U.S. Pipe	18,149	27,687
Mueller Water	177,432	27,687
Natural Resources	182,670	112,409
Homebuilding	(16,748)	(32,997)
Financing (b)	40,575	29,323
Homebuilding and Financing Group	23,827	(3,674)

	For the nine months ended September 30,
	2006	2005
Other	(9,791)	(9,018)
Consolidating eliminations	(1,347)	(2,839)
Operating income	372,791	124,565
Less corporate debt interest expense	(121,045)	(11,304)
Income from continuing operations before income tax expense and minority interest	251,746	113,261
Income tax expense	(79,856)	(32,228)
Income from continuing operations before minority interest	171,890	81,033
Minority interest in net income of affiliates	(7,176)	—
Income from continuing operations	$164,714	$81,033
Depreciation:
Mueller Co. (a)	$20,172	$—
Anvil (a)	14,829	—
U.S. Pipe	16,447	19,401
Mueller Water	51,448	19,401
Natural Resources	19,549	15,351
Homebuilding	3,980	3,645
Financing	1,031	1,056
Homebuilding and Financing Group	5,011	4,701
Other	3,924	3,610
Total	$79,932	$43,063
Amortization:
Mueller Co. (a)	$18,802	$—
Anvil (a)	2,711	—
Financing	1,900	2,823
Total	$23,413	$2,823

(a)           The Mueller Co. and Anvil segments were acquired by the Company on October 3, 2005.

(b)          Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $29,465 and $30,046 for the three months ended September 30, 2006 and 2005, respectively, and $88,399 and $92,583 for the nine months ended September 30, 2006 and 2005, respectively.

Note 14—Discontinued Operations

In December 2003, the Company sold Applied Industrial Materials Corporation (“AIMCOR”), previously a wholly-owned subsidiary of the Company to Oxbow Carbon and Minerals LLC (“Oxbow”) for $127.7 million, subject to certain post-closing adjustments.  Per the sales agreement for the divestiture of AIMCOR, the final sales price is subject to certain post-closing cash and net working capital adjustments.  These adjustments are defined in the sales agreement and are subject to resolution and arbitration processes provided for in the agreement.  As a result of this transaction, the Company recognized a receivable for estimated net cash and working capital adjustments due to the Company.  During the quarter ended September 30, 2006, the Company recognized a charge of approximately $1.7 million, net of a tax benefit of $0.9 million to reflect the current estimated net realizable value of the receivable of $11.3 million.  This charge, as well as other legal and consulting costs resulting from the transaction, is included as a loss from discontinued operations in the consolidated statement of operations.

Note 15—Commitments and Contingencies

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party (‘‘PRP’’) by the EPA under CERCLA with respect to cleanup of lead and other hazardous substances in Anniston, Alabama.  U.S. Pipe is among many PRP’s at such site and a significant number of the PRP’s are substantial companies. The PRP’s have negotiated an administrative consent order (ACO) with the EPA and the PRP’s have agreed to divide clean-up costs pro-rata subject to later adjustment based on the relative contribution by each PRP to the contamination. Management previously estimated the Company’s share of liability for cleanup, after allocation among several PRPs, to be approximately $4.0 million, which was accrued in 2004. In the third quarter of 2006, U.S. Pipe and Phelps Dodge (a co-signer of the ACO) agreed that Phelps Dodge would assume U.S. Pipe’s obligations and liabilities relating to the ACO. As a result, the Company recognized a pre-tax benefit related to the settlement of this obligation, which was not material to the Company’s financial statements. Phelps Dodge had previously entered into similar agreements with all other signatories to the ACO.

Solutia, Inc and Pharmacia Corporation filed suit against U.S. Pipe and the Company on January 5, 2003 (Solutia, Inc and Pharmacia Corporation v. United States Pipe and Foundry Company, Walter Industries, Inc., et al, Case No. CV-03-PWG-1345-E) in US District court for the Northern District of Alabama.  This is a civil action for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of PCBs and heavy metals mandated by EPA in Anniston, Alabama with respect to the ACO described above.  The ACO provides protection against contribution claims by third parties, such as Solutia.  Management believes that the likelihood of liability in the contribution litigation is remote. The Magistrate has entered an Order staying discovery in this matter but has allowed Solutia to proceed with “on-site” sampling discovery.

The Company and U.S. Pipe have been named in a suit filed by Isaiah Evans on April 8, 2005 (Isaiah Evans et al v. Walter Industries, Inc., United States Pipe and Foundry Company, Inc., et al, Case No. CV:05-258) in the Circuit Court of Calhoun County, Alabama.  This is a purported civil class action case filed against 18 foundries in the Anniston, Alabama area alleging state law tort claims in the creation and disposal of foundry sand alleged to contain lead and PCB's.   The plaintiffs are seeking damages for personal injury and property damage.  The class action lawsuit is still in the early stages of litigation and no substantial discovery has yet taken place.  In addition, management believes that both procedural and substantive defenses would be available to the Company should this litigation proceed.  The case is presently in federal court.  A Motion to Dismiss Walter Industries, Inc. has been filed but not ruled on.  Accordingly, management believes that presently there is no reasonable basis for management to form a view with respect to the probability of liability in this matter.

Sloss, U.S. Pipe, Walter Industries Inc., and Mueller recently received a letter from attorneys representing a purported group of residents of the North Birmingham area of Jefferson County, Alabama alleging Personal Injury, Property Damage, Nuisance, and Trespass involving the release of toxic emissions into the North Birmingham environment causing injury.  The allegations against Sloss result from their coking emissions into the environment.  The allegations against U. S. Pipe result from the use of coal tar products and their emissions into the North Birmingham environment.  Walter and Mueller are named in this litigation because of ownership interest.

Sloss has been named in a suit (Adkins v. Sloss, et al. in Circuit Court, Wayne County, West Virginia; Civil Action No. 04-C261). This is the lead case of 8 suits filed in Wayne County, WV, over the spill of “light oil” from a railcar loaded at the Sloss facility.  Sloss and one other defendant are engaging in settlement discussions with the plaintiffs.  The Court has ruled that it will not allow punitive damages, nor will it allow most medical monitoring claims to go forward.  All other defendants have settled with all of the plaintiffs. At September 30, 2006, the Company has recognized a liability of $1.0 million for the estimated settlement of this matter.  In October 2006, Sloss settled with the majority of plaintiffs in this case for an amount that was not material to the Company’s financial statements.

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

Over the next year, the Company is expected to incur between $12.5 million and $15.0 million of capital costs at its foundries to comply with the United States Environmental Protection Agency's National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004 and go into effect on April 22, 2007.

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

Sloss Industries entered into a consent order in 1989 relative to a Resource Conservation Recovery Act (“RCRA”) compliance program mandated by the EPA.  A RCRA Facility Investigation (“RFI”) Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantively complete.  At the end of 2004, EPA re-directed Sloss’ RFI efforts toward completion of the Environmental Indicator (“EI”) determinations for the Current Human Exposures.  This EI effort was completed to assist EPA in meeting goals set by the Government Performance Results Act (“GPRA”) for RCRA by the year 2005.  Sloss implemented the approved EI Sampling Plan in April 2005.  EPA approved/finalized the EI determinations for Sloss’ Birmingham facility in September 2005.  In an effort to refocus the RFI, EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort.  A Phase III work plan will be submitted to the EPA during the first quarter of 2007.

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

Miscellaneous Litigation

CC Arbitrage, Ltd.("CC Arbitrage"), filed suit against the Company in the Federal District Court in the Southern District of New York on October 25, 2006 (CC Arbitrage v. Walter Industries, Inc., Civil Action No. 06-CV-11378). CC Arbitrage claims that it is the holder of approximately $22.5 million in 3.75% Convertible Senior Subordinated Notes (the "Notes") issued by the Company under the indenture dated April 20, 2004 (the "Indenture") entered into between the Company and the Bank of New York Company, N.A., as Trustee, and alleges that the supplemental indenture dated as of August 10, 2006 (the

"Supplemental Indenture") was improperly adopted. The suit filed by CC Arbitrage seeks an entry of a declaratory judgment holding that the Supplemental Indenture is invalid and of no legal effect and a breach of the Indenture, seeking recovery of damages in excess of $75,000.00. Two other holders of the Notes, CNH CA Master Account, L.P. and CSS, LLC, which purport to hold Notes with principal amounts of $66.575 million and $10.0 million, respectively, have written to the indenture trustee requesting that the trustee initiate legal action against the Company on similar grounds. Management believes that the claims by CC Arbitrage, CNH and CSS, are entirely without merit and that the CC Arbitrage civil matter and the letter from CNH and CSS represent attempts by a few Note holders to disrupt the planned spin-off distribution by the Company of its remaining shares in Mueller Water and to profit improperly at the expense of the Company's shareholders. The Company will vigorously defend the CC Arbitrage matter and any other similar action that may be filed.

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

The Company has reached an understanding in principle with Oxbow Carbon and Minerals LLC to resolve all outstanding disputes in respect of the sale by the Company to Oxbow of the Corporation’s former AIMCOR subsidiary.  Under the AIMCOR purchase agreement, the final sales price was subject to post-closing net cash and working capital adjustments.  In 2003, the Company recorded a receivable of approximately $16 million for estimated net cash and working capital adjustments the Company believed were due under the agreement.  The Company and Oxbow disputed these adjustments, and arbitration proceedings ensued.  During the pendency of the dispute, the $16 million receivable was reduced by insurance proceeds to approximately $14 million.  As a result of recent settlement discussions, the Company has reduced this receivable to $11.3 million, which it believes will be the amount paid to it in connection with the settlement of all outstanding disputes with Oxbow.

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997.  In addition, the City of Banning (“City of Banning”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County; Case No. BC 321513) on September 15, 2004.  The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts, and municipalities alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties, and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. In January 2004, the Armenta trial court granted Mueller Co.’s motion, and dismissed Mueller Co. from the Armenta litigation.  In August 2006, the California Court of Appeal reversed the lower court’s dismissal of Mueller Co.  In October 2006, Mueller Co. filed a petition with the California Supreme Court for review of the appellate decision.  On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court's September 15, 2004 ruling, the water districts and municipalities filed the City of Banning action against the James Jones Company, Mueller Co., and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco described above in Environmental Matters.

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

Commitments and Contingencies—Other

As part of the acquisition of the Star Pipe business on January 15, 2004, Anvil has agreed to a future payment to be made to the seller of a business Anvil acquired to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management's best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of each payment period in accordance with the purchase agreement, with a corresponding charge to goodwill.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and result of operations.

Note 16—New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which resolves issues associated with the bifurcation requirements of SFAS No. 133 as  it relates to certain hybrid financial instruments that contain an embedded derivative, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  The adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140 to (i) require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable; (ii) permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value; (iii) requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value; and (iv) permits an entity to elect subsequent fair value measurement to account for its separately recognized servicing assets and liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and servicing liabilities in fiscal years beginning after September 15, 2006.  The adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides the minimum recognition threshold that a tax provision must meet before being recognized in the financial statements.  This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”  The Company has not yet determined the estimated impact the adoption of this interpretation, which becomes effective January 1, 2007, will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance for companies on how to quantify financial statement misstatements.  SAB No. 108 requires the quantification of financial statement misstatements based on the effects of misstatements on each of the company’s financial statements and their related financial statement disclosures.  SEC registrants must begin applying the provisions of SAB No. 108 for all fiscal years ending after November 15, 2006.  The Company has not yet determined what impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements.  SFAS No. 157 requires companies to base fair values on what they would receive from a sale to a third party in the open market.  The Company has not yet determined what impact, if any, the adoption of this statement, which becomes effective January 1, 2008, will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires SEC registrants to recognize a net liability or asset to report the funded status of the Company’s defined benefit pension and other postretirement benefit plans on the balance sheet. The Company has not yet determined what impact, the adoption of this statement, which becomes effective December 31, 2006, will have on its consolidated financial statements.

Note 17—Subsequent Events

On November 2, 2006, Mid-State Capital Corporation, a wholly owned subsidiary of the Company completed its 2006-1 Trust private offering of $256.9 million in asset-backed bonds.  The notes were issued in four separate classes with a single maturity date of October 2040 and with a weighted average, fixed interest coupon of 6.28%.  The net proceeds will be used to repay borrowings under the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities and will provide approximately $39.2 million of liquidity for the Company’s general corporate purposes.

On November 6, 2006, the Company declared a 2-for-1 stock split (the “Stock Split”) and a tax-free spin-off distribution of its 85.8 million Series B shares held in Mueller Water as a tax-free transfer (the “Spin-Off”).  The Stock Split and the Spin-Off each have a record date of December 6, 2006 and a distribution date of December 14, 2006.  The Company currently has approximately 44.3 million shares outstanding.  Based on this share count, each share of the Company will be entitled to a distribution ratio of 1.94 shares of  Mueller Water’s Series B common stock.  The amount of the Company’s common stock outstanding could change significantly prior to the record date based on the number of additional shares of the Company issued from the potential conversion of the Company’s Convertible Senior Subordinated Notes and from the potential exercise of vested stock options of the Company.  If all of the Convertible Senior Subordinated Notes are converted, then an additional 7.7 million shares of the Company would be issued, reducing the distribution ratio of Mueller Water’s Series B common shares issued to 1.65 for each share of the Company’s common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 13 of “Notes to Condensed Consolidated Financial Statements,” which describe the Company’s net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months ended September 30, 2006 and 2005

	For the three months ended September 30, 2006
			U.S.	Natural				Cons
($ in thousands)	Mueller Co.	Anvil	Pipe	Resources	Homebuilding	Financing	Other	Elims	Total
Net sales	$222,198	$138,533	$163,914	$178,157	$67,823	$3,701	$36,142	$(14,913)	$795,555
Interest income on instalment notes	—	—	—	—	—	49,434	—	—	49,434
Miscellaneous	777	485	149	6,235	464	1,452	2,474	—	12,036
Net sales and revenues	222,975	139,018	164,063	184,392	68,287	54,587	38,616	(14,913)	857,025
Cost of sales	141,947	95,191	135,497	112,695	54,523	983	30,274	(15,135)	555,975
Interest expense(1)	—	—	—	—	—	29,465	—	—	29,465
Depreciation	6,816	4,905	5,709	7,004	1,346	349	1,483	—	27,612
Selling, general & administrative	19,247	24,402	10,376	4,109	16,148	7,106	10,733	—	92,121
Provision for losses on instalment notes	—	—	—	—	—	1,946	—	—	1,946
Postretirement benefits	—	—	(388)	4,943	(122)	(48)	(368)	—	4,017
Amortization of Intangibles	6,264	859	—	—	—	561	—	—	7,684
Operating income (loss)	$48,701	$13,661	$12,869	$55,641	$(3,608)	$14,225	$(3,506)	$222	$138,205
Other debt interest expense									(36,390)
Income from continuing operations before income taxes and minority interest									$101,815

(1)             Excludes other debt interest expense.

	For the three months ended September 30, 2005
		Natural
($ in thousands)	U.S. Pipe	Resources	Homebuilding	Financing	Other	Cons Elims	Total
Net sales	$170,216	$105,947	$55,721	$3,858	$32,374	$(6,070)	$362,046
Interest income on instalment notes	—	—	—	50,977	—	—	50,977
Miscellaneous income	58	849	273	1,786	3,384	(678)	5,672
Net sales and revenues	170,274	106,796	55,994	56,621	35,758	(6,748)	418,695
Cost of sales	143,858	65,920	47,023	2,650	27,616	(6,740)	280,327
Interest expense(1)	—	—	—	30,046	—	—	30,046
Depreciation	6,224	5,121	1,233	341	1,319	—	14,238
Selling, general & administrative	10,469	3,637	18,309	7,009	8,904	—	48,328
Provision for losses on instalment notes	—	—	—	3,076	—	—	3,076
Postretirement benefits	(363)	4,112	(117)	(59)	(333)	—	3,240
Amortization of intangibles	—	—	—	837	—	—	837
Provision for estimated hurricane insurance losses	—	—	—	12,200	—	—	12,200
Restructuring & impairment charges	—	(1,243)	—	—	—	—	(1,243)
Operating income (loss)	$10,086	$29,249	$(10,454)	$521	$(1,748)	$(8)	$27,646
Other debt interest expense							(3,595)
Income from continuing operations before income taxes and minority interest							$24,051

(1)             Excludes other debt interest expense.

Overview

The Company’s net income for the quarter ended September 30, 2006 was $63.2 million, or $1.23 per diluted share, which compares to net income in the year-ago period of $20.2 million, or $0.43 per share. Increased net income for the quarter principally reflects the addition of Mueller Co. and Anvil, acquired on October 3, 2005, higher metallurgical coal volumes and increased overall average pricing, partially offset by increased coal production costs and freight expenses in the Natural Resources segment, reduced hurricane-related claims expense and provision for losses on the mortgage portfolio in the Financing segment, and higher average selling prices and lower selling, general and administrative costs in the Homebuilding segment. These increases to net income were partially offset by a write-down to net realizable value of a receivable related to the December 2003 sale of AIMCOR, a previously owned subsidiary.

Principal factors impacting the current period results compared to the year-ago period included:

•       Mueller Co. and Anvil contributed combined net sales and revenues of $362.0 million and operating income of $62.4 million.

•       Average selling prices at Natural Resources for coal increased 24.1% and natural gas prices increased 5.7%, reflecting the benefit of hedging. These increases were partially offset by higher mining costs, primarily at Mine No. 4, which resulted from unfavorable geological conditions. Additionally, the prior year period included $12.6 million of idle mine costs at Mine No. 5.

•       Homebuilding had 25.9% higher average net selling prices, higher on-your-lot deliveries and improved gross margins, reflecting price increases and tighter cost controls. Reductions in selling, general and administrative expenses also contributed to improved results.

•       Financing results in the current period reflect a $12.2 million reduction in hurricane-related claims expense compared to the prior year period. Additionally, provision for losses on the mortgage portfolio improved $1.1 million versus the prior year period.

•       U.S. Pipe’s revenues declined $6.2 million of which approximately $15.5 million is due to the transfer of the valve and hydrant business to Mueller Co. effective January 1, 2006. Shipments of ductile iron pipe products also declined, but were more than offset by higher pricing for ductile iron pipe products.

•       Interest expense on other debt increased $32.8 million to $36.4 million in the current year period primarily due to the inclusion of Mueller Water debt and additional indebtedness incurred to finance the Mueller Water acquisition. In addition, interest expense in the current period included a $4.5 million loss on the early extinguishment of Mueller debt and a $0.8 million loss on the early repayment of Walter debt.

•       The Company’s third quarter 2006 effective tax rate was 29%, versus 15% in the prior year period.

Other strategic initiatives include:

•       In June 2006, Mueller Water completed an initial public offering (“IPO”) of its Series A common stock, par value $0.01 per share. The Company is the holder of all of Mueller Water’s outstanding Series B common stock, par value $0.01 per share. As a result of the IPO, the Company’s ownership interest in Mueller Water (consisting of the Mueller Co., U.S. Pipe and Anvil segments) decreased from 100% to 74.9%. In addition, the Company holds 96.3% of the combined voting interest of all Mueller Water’s common stock outstanding. The Company anticipates the completion of a tax-free spin-off of Mueller Water to the Company’s stockholders on December 14, 2006.

•       In February 2006, the Company announced that it is evaluating a potential spin-off of its Homebuilding and Financing segments to the Company’s stockholders. The Company expects to provide a more detailed update on the strategic direction of the combined Homebuilding and Financing segments in 2007.

Other developments, trends and factors that may impact future results include:

Mueller Water Products

•       During the period August through October of 2006, the Company has experienced a downturn in orders for water infrastructure products. Bookings for these products have dropped approximately 11% versus the same period last year and bookings for pipe products are also down about 10%. The Company anticipates housing starts to remain weak throughout the year and expects the decline to be at a level that will have a negative impact on orders of water infrastructure products, primarily iron gate valves, hydrants and ductile iron pipe. Repair and replacement activity is expected to continue to increase, partially offsetting the anticipated decline in these sales.

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

•       Mueller Water has initiated a synergy plan designed to streamline its manufacturing operations, add incremental volume through combining sales efforts for complementary products and create savings through a coordinated purchasing plan to reduce raw material and overall production costs. Mueller Water expects to substantially complete the implementation of the synergy plan by early fiscal 2008 that will produce ongoing incremental annual operating income improvements at the high end of its previously announced expected benefit range of $40 million to $50 million. The Company achieved run-rate synergy benefits of approximately $35.0 million, of which $28.0 million has been recognized to date, excluding certain costs to achieve these benefits, as discussed below. Continued execution of the synergy programs is expected to position the Company well in the face of the slowdown in the housing market.

As part of the synergy plan, the Company has announced and initiated several plant closures and transferred production to existing facilities:

•        Closure of the U.S. Pipe Chattanooga, Tennessee plant:   Effective January 1, 2006, the Company transferred the valve and hydrant production of the U.S. Pipe Chattanooga, Tennessee plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants, resulting in the termination of approximately 340 employees. The U.S. Pipe Chattanooga plant was closed in June 2006 and the facility was sold on August 31, 2006. Total exit costs related to this plant closure have accumulated to $49.9 million, of which approximately $28.6 million qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million are comprised of an $11.5 million inventory write-down and a $9.8 million write-off of unabsorbed overhead costs, of which $5.4 million was recognized in cost of sales in 2006.

•        Closure of Mueller Co.’s Henry Pratt (“Pratt”) Valve Manufacturing Facility in Dixon, Illinois: On January 26, 2006, Mueller Water announced the closure of this facility which is expected to occur in 2007, resulting in the termination of approximately 100 employees. Total estimated costs for this closure are $3.7 million, of which $1.0 million for termination benefits and $1.7 million for fixed asset impairment charges were recorded. The remaining other estimated costs of $1.0 million, which include costs to transfer and install equipment and temporary outsourcing of manufacturing, will be expensed when incurred. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

•        Closure of the Mueller Canada Milton, Ontario (“Milton”) Valve and Hydrant Manufacturing Facility:   On April 20, 2006, Mueller Water announced the closure of this facility, which was finalized during the quarter ended September 30, 2006. Production was transferred to other Mueller Co. facilities in the second quarter of 2006. Total costs related to this closure were $4.5 million, of which $2.5 million, consisting of termination benefits, and $0.8 million, consisting of fixed asset impairments and contractual future lease obligation costs, were recorded as adjustments to goodwill. Other estimated costs of $1.2 million, associated with relocating the Milton warehouse and equipment, were expensed as incurred during 2006. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

•        Closure of Mueller Co.’s James Jones Manufacturing Facility in El Monte, California:  On October 24, 2006, Mueller Water announced the closure of the James Jones manufacturing facility in El Monte, California. James Jones will transfer the production of its brass products and hydrants to the Decatur, Illinois and Albertville, Alabama plants by June 2007. Approximately 155 employees will be affected by the closure. Total estimated costs related to this closure are $1.5 million, of which $0.2 million, consisting of termination benefits, and $0.3 million, consisting of fixed asset impairments, were recorded as adjustments to goodwill in the nine months ended September 30, 2006. Other estimated costs of $1.0 million, associated with relocating the El Monte warehouse and equipment, will be expensed as incurred. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the acquisition.

•       As of September 30, 2006, scrap metal costs for U.S. Pipe remain high but have declined slightly compared to the prior quarter and approximately 17% from their peak in 2004. However, scrap costs remain somewhat volatile. The average cost of scrap iron per ton produced during the current quarter decreased 1.7% over the average cost compared to the prior quarter ended June 30, 2006. However, the average cost of scrap iron per ton produced during the three months ended September 30, 2006 increased nearly 25% compared to the average cost during the three months ended September 30, 2005.

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

Natural Resources

•       Fourth quarter 2006 coal production is expected to total approximately 1.6 million tons, resulting in a total for 2006 of approximately 5.7 million tons, which is lower than previously anticipated. Production at JWR is lower than anticipated for the year primarily due to the difficult geological conditions at Mine No. 4 during the second and third quarters of 2006. Production at the Kodiak Mining joint venture was previously expected to total 0.3 million tons in 2006. However, the Company has made the strategic decision to delay some production until early 2007, when the venture can improve yields by washing the coal through a new preparation plant slated to be ready by the first quarter of 2007.

•       Production at Mine No. 4 is returning to historical levels, which is expected to reduce future production costs and return inventory levels to normal. The Company also expects Kodiak to generate operating profit beginning in the first half of 2007.

•       The Company is now entering the Southwest A panel in Mine No. 7. The start-up was delayed due to the water ingress problem at Mine No. 5 in 2005, which prevented the Company from moving mining personnel to Mine No. 7 earlier. The Company’s Mine No. 7 East expansion is progressing as expected. Mine No. 5 is expected to close by the end of December 2006, as previously anticipated.

•       With respect to demand for metallurgical coal, the Company continues to see strength in steel pricing and demand among the majority of its core customers. In addition many of the Company’s customers have significant expansion plans underway. Additionally, due to high ocean transportation rates out of Australia and Western Canada into Europe, the Company’s Blue Creek coal is becoming more cost competitive.

•       With respect to metallurgical coal pricing, the Company’s long-term outlook remains positive. The majority of worldwide hard coking coal producers settled their 2006/2007 sales contracts at prices ranging from $100 - $115 per metric ton FOB port. The Company settled approximately 80% of its sales volume expected for the period October 1, 2006 through June 30, 2007 at the top end of this range (contract tonnage does not include calendar year contracts, which are being negotiated at this time). Based on continued demand, primarily from countries with expanding economies such as China, India and Brazil, as well as limited new supply of high-quality hard coking coal, the Company believes that a favorable pricing environment will continue over the next several years.

Homebuilding and Financing

•       The Company is focused on executing the turnaround of the Homebuilding segment. On-your-lot completions are up, past due backlog is down, average pricing per unit is up and gross margins have increased. Margin improvement principally relates to higher pricing and stronger discipline around the construction and sales process instituted in 2005. Gross margins on third quarter 2006 delivered units contracted after October 2005 were approximately 26%; however, units delivered in the third quarter of 2006 that had a contract date prior to October 2005 were approximately 9%. As such, the Company expects margins to continue to improve once all of these aged units in the backlog are delivered. At September 30, 2006, there were 232 aged homes in the backlog.

•       Financing has recently experienced a downward trend in prepayment speeds thereby reducing interest income from prepayments.

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

Summary of Third Quarter Consolidated Operating Results

Net sales and revenues for the three months ended September 30, 2006 were $857.0 million, a 104.7% increase from $418.7 million for the quarter ended September 30, 2005, primarily driven by the addition of the Mueller Co. and Anvil segments along with higher volumes and a shift to higher-priced metallurgical coal in the Natural Resources segment and higher average net selling prices in the Homebuilding segment.

Cost of sales, exclusive of depreciation, increased $275.6 million to $556.0 million and represented 69.9% of net sales in the 2006 period versus $280.3 million and 77.4% of net sales in the comparable period of 2005. The current year’s cost of sales included $237.1 million at Mueller Co. and Anvil. The gross margin percentage improved from 22.6% for the three months ended September 30, 2005 to 30.1% for the three months ended September 30, 2006. This improvement was primarily the result of the addition of the Mueller Co. and Anvil segments, which generated a combined gross margin percentage of 34.3%, as well as improved gross margins at Homebuilding, Financing and Natural Resources.

Depreciation for the three months ended September 30, 2006 was $27.6 million, an increase of $13.4 million from the same period in 2005, primarily due to the addition of the Mueller Co. and Anvil segments.

Selling, general and administrative expenses of $92.1 million were 10.7% of net sales and revenues in the 2006 period, compared to $48.3 million and 11.5% in 2005. The current quarter included a total of $43.6 million of selling, general and administrative expenses at Mueller Co. and Anvil.

Provision for losses on instalment notes was $1.9 million in the 2006 period, compared to $3.1 million in 2005. Prior year included a $1.3 million charge for expected portfolio losses resulting from Hurricanes Katrina and Rita offset slightly by higher volume of resales in the current period in the Financing segment.

Interest expense on other debt increased $32.8 million to $36.4 million in the 2006 period due to the inclusion of Mueller Water debt and additional indebtedness incurred to finance the Mueller Water acquisition. In the third quarter of 2006, the Company recognized a $4.5 million loss on the extinguishment of Mueller debt and a $0.8 million write-off of unamortized debt expense related to a $50.7 million pay down on the 2005 Walter Credit Facility.

Amortization expense of intangibles increased $6.8 million to $7.7 million in the 2006 period reflecting amortization of intangibles associated with the Mueller Water acquisition.

In the third quarter of 2005, the Company recorded a provision for estimated hurricane insurance losses due to the severity of Hurricanes Katrina and Rita and the resulting impact on areas which represented large markets for insurance policies reinsured by the Financing segment. As a result of the relatively inactive hurricane season in 2006, no such provision was recorded in the 2006 period.

The Company’s effective tax rate of 29.0% and 15.0% for the three months ended September 30, 2006 and 2005, respectively, differed from the federal statutory rate primarily due to favorable depletion deductions related to the Natural Resources segment, partially reduced by the effect of state income taxes.

Segment Analysis:

Mueller Co.

Net sales and revenues for the period ended September 30, 2006 were $223.0 million. Revenues as compared to results as reported for the prior year period, prior to the October 3, 2005 acquisition, reflect higher selling prices and increased volumes in hydrants, brass water products and gate valves, plus the addition of U.S. Pipe’s valve and hydrant volume transferred from its Chattanooga, Tennessee plant.

Mueller Co. operating income for the period ended September 30, 2006 was $48.7 million. Results for the quarter reflect improved valve volumes and hydrant margins, offset by higher brass and scrap iron material costs as well as previously unfavorable purchase price variances related to brass ingot and other purchased parts that were capitalized in previous months and now have been charged to cost of sales.

Anvil

Net sales and revenues for the period ended September 30, 2006 were $139.0 million. Anvil’s revenues as compared to results as reported for the prior year period, prior to the October 3, 2005 acquisition,  were driven by higher volume and pricing on its commercial construction and oilfield market products, increased volume in foreign-sourced products and the relatively strong buying power of the Canadian dollar.

Operating income for the period ended September 30, 2006 was $13.7 million. Current quarter results reflect increased volume and higher pricing on commercial construction and oilfield market products, partially offset by cost increases in raw materials.

U.S. Pipe

Net sales and revenues were $164.1 million for the three months ended September 30, 2006 compared to $170.3 million in the prior year period. The decrease in revenue primarily relates to the transfer of the valve and hydrant business to Mueller Co. Valve and hydrant revenues were $15.5 million in the prior year period. In addition to the loss of valve and hydrant revenues, current quarter ductile iron pipe and fittings volumes were lower than the prior year period reflecting slowness in the large diameter pipe orders and shipments primarily as a result of the housing market slow-down. These volume decreases were partially offset by increased pricing for ductile iron pipe products as compared to the prior year period.

Gross margins on net sales improved from 15.5% for the 2005 period to 17.4% for the 2006 period. Operating income for the segment improved from $10.1 million for the 2005 period to $12.9 million for the 2006 period.  These increases reflect the impact of price increases partially offset by the effect of volume decreases and increased scrap costs .

Natural Resources

Net sales and revenues were $184.4 million for the three months ended September 30, 2006, up 72.7% from the prior year period. This increase was primarily driven by higher metallurgical coal volumes and overall higher average pricing as the segment shifted all of its coal production to the higher-margin, metallurgical coal market. Natural gas volumes were up 13.9% over the 2005 period and prices increased 5.7% from the 2005 period. The natural gas price increase in the 2006 period reflects the benefit of hedging approximately 55% of production at an average of $10.05 per thousand cubic feet.

	Three months ended
	September 30,
	2006	2005
Average Coal Selling Price (per Ton)	$105.48	$85.01
Tons of Coal Sold (in millions)	1.6	1.1
Tons of Coal Produced (in millions)	1.2	1.2
Average Natural Gas Selling Price (per MCF)	$8.49	$8.03
Billion Cubic Feet of Natural Gas Produced	2.0	1.7
Number of Natural Gas Wells	423	406

Approximately 1.6 million tons of metallurgical coal was shipped in the quarter ended September 30, 2006, compared to 0.7 million tons in the prior year period. In addition to the metallurgical coal shipments in the prior year period, approximately 0.3 million tons of steam coal were shipped. There were no lower-priced steam coal shipments in the quarter ended September 30, 2006, as the steam coal contract with Alabama Power was satisfied in the first quarter of 2006.

For the three months ended September 30, 2006, Natural Resources’ operating income was $55.6 million, compared to operating income of $29.2 million in the prior year period. This improvement was primarily due to significant increases in metallurgical coal sales volumes and overall higher average pricing as discussed above, partially offset by higher production and freight costs. Cost per ton increased at Mine No. 4, resulting from the continuation of thin coal seams and slower longwall advance rates during the current quarter. Production at Mine No. 4 has improved steadily since September, and the mine is now operating closer to historical performance levels. The prior year period included $12.6 million of idle mine costs associated with the water ingress problem at Mine No. 5.

Homebuilding

Net sales and revenues were $68.3 million for the three months ended September 30, 2006, an increase of $12.3 million from the quarter ended September 30, 2005, primarily as a result of higher average net selling prices offset by a slight reduction in total unit completions as shown below. Unit completions of stick-built homes increased 18.9%, while unit completions of modular homes decreased 63.4% primarily as a result of the discontinuation of several unprofitable product lines.

	Three months ended
	September 30,
	2006	2005
Homes Completed:
Stick-built	662	557
Modular	74	202
Average Net Selling Price:
Stick-built	$91,600	$80,500
Modular	$100,300	$53,900

The estimated backlog at September 30, 2006 of stick-built homes to be constructed was 1,716, compared to 2,053, at December 31, 2005 and 2,222, at September 30, 2005, reflecting the Company’s focus on reducing the aged backlog of homes under construction.

The operating loss was $3.6 million for the three months ended September 30, 2006 compared to an operating loss of $10.5 million in the year-ago period. The improved performance was due to higher average net selling prices, an increase in gross margins from 16.1% in the 2005 period to 20.3% in the 2006 period and a $2.2 million reduction in selling, general and administrative expenses in the current period.

Financing

Net sales and revenues were $54.6 million in the 2006 period, a decrease of $2.0 million from $56.6 million for the year-ago period. The reduction in revenue was attributed partially to a $1.5 million decrease in prepayment income due to lower prepayment speeds. Prepayment speeds were 10.6% in the 2006 period, compared to 11.5% in the prior year period.  Operating income increased by $13.7 million, to $14.2 million in the 2006 period. The prior year period included a provision of $12.2 million for anticipated claims associated with Hurricanes Katrina and Rita while the current period included $1.4 million favorable impact for lowering loss reserves due to an inactive 2006 hurricane season.

Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.2% at September 30, 2006, down from 5.3% at September 30, 2005, reflecting fewer customers entering into bankruptcy. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with their post-petition obligation.

Other

Net sales and revenues were $38.6 million for the three months ended September 30, 2006, an increase of $2.9 million from $35.8 million in the prior year period. Sloss revenues were $34.4 million, up 7.7% versus the prior year period primarily due to higher coke and fiber volumes and improved fiber pricing. Sloss operating income was $1.3 million in the 2006 period, down $1.2 million from the prior year period primarily reflecting unsatisfactory plant performance for coke and fiber as well as higher legal costs; partially offset by improved volumes and pricing.

Net general corporate expenses, principally included in selling, general and administrative expense, were $7.9 million, or $1.1 million higher than the prior year period. Corporate expenses increased $2.2 million in stock-based compensation, primarily as a result of the January 1, 2006 adoption of SFAS 123(R) offset in part by reductions in other discretionary spending.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Nine Months ended September 30, 2006 and 2005

	For the nine months ended September 30, 2006
($ in thousands)	Mueller Co.	Anvil	U.S. Pipe	Natural Resources	Homebuilding	Financing	Other	Cons Elims	Total
Net sales	$640,762	$402,543	$427,422	$510,746	$196,685	$10,725	$104,506	$(38,028)	$2,255,361
Interest income on instalment notes	—	—	—	—	—	150,901	—	—	150,901
Miscellaneous	777	485	93	15,838	736	4,799	8,327	(1,290)	29,765
Net sales and revenues	641,539	403,028	427,515	526,584	197,421	166,425	112,833	(39,318)	2,436,027
Cost of sales	411,069	287,536	358,618	296,659	161,341	7,083	89,466	(37,971)	1,573,801
Interest expense(1)	—	—	—	—	—	88,399	—	—	88,399
Depreciation	20,172	14,829	16,447	19,549	3,980	1,031	3,924	—	79,932
Selling, general & administrative	56,735	73,430	30,981	12,877	49,214	21,866	29,199	—	274,302
Provision for losses on instalment notes	—	—	—	—	—	6,761	—	—	6,761
Postretirement benefits	—	—	(1,167)	14,829	(366)	(144)	(1,100)	—	12,052
Amortization of intangibles	18,802	2,711	—	—	—	1,900	—	—	23,413
Credit for estimated hurricane insurance losses	—	—	—	—	—	(1,046)	—	—	(1,046)
Restructuring & impairment charges	—	—	4,487	—	—		1,135		5,622
Operating income (loss)	$134,761	$24,522	$18,149	$182,670	$(16,748)	$40,575	$(9,791)	$(1,347)	$372,791
Other debt interest expense									(121,045)
Income from continuing operations before income taxes and minority interest									$251,746

(1)          Excludes other debt interest expense.

	For the nine months ended September 30, 2005
		Natural
($ in thousands)	U. S. Pipe	Resources	Homebuilding	Financing	Other	Cons Elims	Total
Net sales	$456,751	$374,730	$160,835	$11,635	$96,301	$(20,965)	$1,079,287
Interest income on instalment notes	—	—	—	157,580	—	—	157,580
Miscellaneous income	178	3,594	955	5,105	8,265	(2,034)	16,063
Net sales and revenues	456,929	378,324	161,790	174,320	104,566	(22,999)	1,252,930
Cost of sales	384,221	227,697	136,031	7,572	80,689	(20,160)	816,050
Interest expense(1)	—	—	—	92,583	—	—	92,583
Depreciation	19,401	15,351	3,645	1,056	3,610	—	43,063
Selling, general & administrative	26,709	11,164	55,462	21,288	30,290	—	144,913
Provision for losses on instalment notes	—	—	—	8,210	—	—	8,210
Postretirement benefits	(1,089)	12,336	(351)	(179)	(1,005)	—	9,712
Amortization of
intangibles	—	—	—	2,823	—	—	2,823
Provision for estimated hurricane insurance losses	—	—	—	11,644	—	—	11,644
Restructuring & impairment charges	—	(633)	—	—	—	—	(633)
Operating income (loss)	$27,687	$112,409	$(32,997)	$29,323	$(9,018)	$(2,839)	$124,565
Other debt interest expense							(11,304)
Income from continuing operations before income taxes and minority interest							$113,261

(1)          Excludes other debt interest expense.

Summary of Year to Date Consolidated Operating Results

The Company’s net income for the nine months ended September 30, 2006 was $162.5 million, or $3.20 per diluted share, which compares to net income in the year-ago period of $80.4 million, or $1.71 per diluted share. Current year net income reflects the addition of Mueller Co. and Anvil, acquired on October 3, 2005. In addition, profitability at Natural Resources, Homebuilding and Financing improved over the prior year period offset in part by decreased profitability at U.S. Pipe.

Net sales and revenues for the nine months ended September 30, 2006 were $2,436.0 million, a 94.4% increase from $1,252.9 million for the nine months ended September 30, 2005, primarily driven by the acquisition of Mueller Co. and Anvil, higher metallurgical coal shipments and overall higher average pricing at Natural Resources and higher volumes and pricing at Homebuilding.

Cost of sales, exclusive of depreciation, of $1,573.8 million was 69.8% of net sales in the 2006 period versus $816.1 million and 75.6% of net sales in the comparable period of 2005. Current year results include $698.6 million of cost of sales related to the Mueller Co. and Anvil segments. The decrease in cost of sales as a percentage of net sales is due to sales price increases at Mueller Co., Natural Resources and Homebuilding. During the nine months ended September 30, 2006, the gross margin percentage increased to 30.2% from 24.4% in the prior year period. This increase was primarily the result of the addition of the Mueller Co. and Anvil segments, which generated a combined gross margin percentage of 33.0%, as well as improved gross margins in the Homebuilding, U.S. Pipe and Natural Resources segments.

Depreciation for the nine months ended September 30, 2006 was $79.9 million, an increase of $36.9 million from the same period in 2005, reflecting $35.0 million of depreciation resulting from the addition of the Mueller Co. and Anvil segments.

Selling, general and administrative expenses of $274.3 million were 11.3% of net sales and revenues in the 2006 period, compared to $144.9 million and 11.6% of nets sales and revenues in 2005. Current year results include $130.2 million of selling, general and administrative expenses in the Mueller Co. and Anvil segments.

Provision for losses on instalment notes decreased to $6.8 million in the 2006 period, compared to $8.2 million in 2005. Prior year included a $1.3 million charge for expected portfolio losses resulting from Hurricanes Katrina and Rita.

Interest expense on other debt increased $109.7 million to $121.0 million in the 2006 nine-month period due primarily to the inclusion of Mueller Water debt and additional indebtedness incurred to finance the Mueller Water acquisition. Year to date, interest expense includes $6.5 million for write-offs of unamortized debt expense related to prepayments on the 2005 Mueller Credit Agreement and the 2005 Walter Credit Agreement, $4.5 million in losses associated with the extinguishment of Mueller debt and $1.6 million of inducement costs related to the conversion of $26.6 million of the Company’s Convertible Senior Subordinated Notes.

The Company’s effective tax rate of 32.0% and 28.0% for the nine months ended September 30, 2006 and 2005, respectively, differed from the federal statutory rate primarily due to favorable depletion deductions related to the Natural Resources segment, partially offset by the effect of state income taxes.

Segment Analysis:

Mueller Co.

Net sales and revenues for the nine months ended September 30, 2006 were $641.5 million. Revenues reflect higher selling prices and increased volumes in hydrants, brass water products and iron gate valves, plus the addition of U.S. Pipe’s valve and hydrant business transferred from its now closed Chattanooga, Tennessee plant.

Mueller’s operating income for the nine months ended September 30, 2006 was $134.8 million. Results for the year are attributed to improved valve volumes and hydrant margins, partially offset by higher brass ingot and scrap iron material costs.

Anvil

Net sales and revenues for the nine months ended September 30, 2006 were $403.0 million. As compared to reported results for the prior year period, Anvil’s revenues were driven by higher volume and pricing on its commercial construction and oilfield market products, increased volume in foreign-sourced products and relatively strong buying power of the Canadian dollar.

Operating income for the nine months ended September 30, 2006 was $24.5 million. Current year results reflect increased volume and higher pricing on commercial construction and oilfield market products, partially offset by cost increases in raw materials and increases in sales commission expense and intangible amortization.

U.S. Pipe

Net sales and revenues were $427.5 million for the nine months ended September 30, 2006 compared to $456.9 million in the prior year period. This decrease reflects the transfer of valve and hydrant business to Mueller Co., effective January 1, 2006. In the prior year period, U.S. Pipe revenues related to the valve and hydrant business totaled $43.3 million. Net sales and revenues associated with ductile iron pipe increased over the prior year period as a result of increased pricing offset in part by decreased volumes. The increased pricing reflects the industry’s response to the rising cost of scrap metal. The volume decreases reflect the impact of the housing market slow-down. Fittings revenue was also lower than the prior year period primarily as a result of reduced volumes.

Operating income was $18.1 million for the period compared to $27.7 million in the prior year period. The decrease in operating income primarily reflects the transfer of the valve and hydrant business to Mueller Co. as well as $4.5 million of costs to complete the closure of the Chattanooga facility. Prior year results also included a $5.1 million favorable environmental insurance claim settlement.

Natural Resources

Net sales and revenues were $526.6 million for the nine months ended September 30, 2006, an increase of $148.3 million from $378.3 million in the prior year period. This increase was primarily driven by higher metallurgical coal volumes and overall higher average pricing as the segment shifted its coal production to the higher margin metallurgical coal market. Steam coal represented 6.6% and 25.6% of tons sold in the nine months ending September 30, 2006 and 2005, respectively, as the steam coal contract with Alabama Power was satisfied in the first quarter of 2006.

	Nine months ended
	September 30,
	2006	2005
Average Coal Selling Price (per Ton)	$104.06	$76.64
Tons of Coal Sold (in millions)	4.5	4.4
Tons of Coal Produced (in millions)	4.2	4.6
Average Natural Gas Selling Price w hedge effect (per MCF)	$8.74	$7.11
Billion Cubic Feet of Natural Gas Produced	5.8	5.2
Number of Natural Gas Wells	423	406

For the nine months ended September 30, 2006, Natural Resources’ operating income was $182.7 million, compared to operating income of $112.4 million in the prior year period. The increase was primarily due to the shift to higher margin metallurgical coal sales and increased natural gas pricing, partially offset by higher freight costs as well as higher production costs per ton, primarily at Mine No. 4. Cost per ton increased at Mine No. 4, predominantly due to lower production volume relative to the prior year period as a result of thin seam conditions encountered at the beginning of the current longwall panel, which began in April 2006. The thin seam conditions contributed to reduced longwall advance rates and difficulties with roof control. The longwall at Mine No. 4 has since experienced improved advance rates and is now achieving near normal longwall advance rates. The Company recognized $0.6 million of idle mine costs during the nine months ended September 30, 2006. In the prior year period, the Company incurred $16.1 million of idle mine costs related to the water ingress problem at Mine No. 5.

Homebuilding

Net sales and revenues were $197.4 million for the nine months ended September 30, 2006, an increase of $35.6 million from the nine months ended September 30, 2005 as a result of higher average net selling prices and an increase in unit completions as shown in the table below.

	Nine months ended
	September 30,
	2006	2005
Homes Completed:
Stick-built	1,948	1,717
Modular	309	440
Average Net Selling Price:
Stick-built	$87,600	$78,100
Modular	$85,200	$60,700

The operating loss was $16.7 million for the nine months ended September 30, 2006 compared to an operating loss of $33.0 million in the year-ago period. The improved performance was due to higher average net selling prices and an increase in unit completions, as well as cost reduction activities, partially offset by a $1.2 million increase in the allowance for doubtful accounts against receivables in the modular homes division.

Financing

Net sales and revenues were $166.4 million in the 2006 period, a decrease of $7.9 million from $174.3 million for the year-ago period. This decrease was attributed primarily to lower interest income on instalment notes due to a decrease in prepayment speeds. Prepayment speeds were 10.0% in the 2006 period, down from 10.8% in the prior year period. Operating income increased by $11.3 million, to $40.6 million in the 2006 period. This was primarily due to a $12.2 million provision for claims associated with Hurricanes Katrina and Rita recorded in the third quarter of 2005. No such provision was recorded in 2006 as a result of the inactive 2006 hurricane season.

Other

Net sales and revenues were $112.8 million for the nine months ended September 30, 2006, an increase of $8.3 million from $104.6 million in the prior year period. Sloss revenues were $6.7 million higher than the previous period due to higher furnace coke and fiber volumes and selling prices, partially offset by a decrease in foundry coke volumes. Sloss operating income was $5.5 million in the 2006 period, a decrease of $1.7 million from the prior year period, primarily due to a non-cash asset impairment charge of $1.1 million related to Sloss’ chemical division.

Net general corporate expenses, principally included in selling, general and administrative expense, were $22.5 million for the nine months ended September 30, 2006 compared to $23.5 million for the nine months ended September 30, 2005 reflecting an increase of $5.0 million in stock-based compensation, primarily as a result of the January 1, 2006 adoption of SFAS 123(R) partially offset by reductions in other discretionary spending.

FINANCIAL CONDITION

Cash increased from $137.4 million at December 31, 2005 to $160.6 million at September 30, 2006 reflecting $187.1 million of cash flows provided by operations, $151.8 million of cash flows used in investing activities and $10.0 million of cash flows used in financing activities. The effect of exchange rates also decreased cash by $2.1 million. See additional discussion in the Statement of Cash Flows section that follows.

Restricted short-term investments decreased $38.3 million from December 31, 2005 to $86.3 million at September 30, 2006 due primarily to the use of restricted cash to purchase additional instalment notes receivable and mortgage loans using the pre-funding feature of Mid-State Capital Corporation’s 2005-1 Trust offering.

Receivables, net, consisting principally of trade receivables, were $437.0 million at September 30, 2006, an increase of $85.8 million from December 31, 2005.  The increase in receivables was primarily due to higher revenues in the third quarter of 2006 as compared to the fourth quarter of 2005 driving increased receivables in the Natural Resources, Mueller Co., U.S. Pipe and Anvil segments.

Prepaid expenses increased $32.7 million from December 31, 2005, primarily due to an increase in estimated Federal income tax payments for 2006.

Accounts payable of $197.5 million at September 30, 2006 increased $36.2 million compared to December 31, 2005 primarily as a result of the timing of vendor payments and volume-related seasonal material purchases.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are operating cash flows and borrowings under revolving credit facilities and committed secured warehouse lines of credit. The Company’s principal sources of long-term funding are its senior bank debt, public notes and its financings under mortgage-backed/asset-backed notes. As of September 30, 2006, total debt has decreased by $661.8 million compared to December 31, 2005. See discussion below.

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

Mortgage-backed/Asset-backed Notes

At September 30, 2006, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and primarily consisted of eight issues of public debt providing financing for instalment notes receivable purchased by Mid-State Homes (“MSH”). Mortgage debt also includes outstanding borrowings under a $200.0 million and a $150.0 million Variable Funding Loan Agreement (“warehouse facilities”) providing temporary financing to MSH for its current purchases of instalment notes and mortgage loans from Jim Walter Homes and Walter Mortgage Company. At September 30, 2006, there were $145.0 million of borrowings outstanding under these warehouse facilities, leaving a total of $205.0 million available for future borrowings. See also Note 17.

2005 Walter Credit Agreement

The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly-owned domestic subsidiaries of the Company other than Mueller Water and its subsidiaries. The 2005 Walter Term Loan requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 175 basis points over LIBOR. At September 30, 2006, the balance outstanding on the term loan was $274.3 million and the weighted-average interest rate was 7.1%. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.375% and the interest rate is a floating rate of 150 basis points over LIBOR. At September 30, 2006, there were no borrowings outstanding under the revolving credit facility, but the Company issued $63.4 million in letters of credit, which reduced availability for borrowings to $161.6 million.

In February 2006, the Company used a portion of the proceeds from the sale of 2.65 million shares of common stock to repay $102.9 million of the term loan facility. In addition, during the nine months ended September 30, 2006, the Company repaid $71.6 million on the term loan facility, using available cash flow. In November 2006, the Company made a $25.0 million optional prepayment of the term loan and will charge interest expense with   $0.4 million of related unamortized debt expense.

2005 Mueller Credit Agreement

On October 3, 2005, Mueller Group, entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145.0 million senior secured revolving credit facility terminating on October 4, 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050.0 million senior secured term loan (the “2005 Mueller Term Loan”) maturing on the earlier of October 3, 2012 or November 1, 2011, unless the 10% senior subordinated notes due 2012 are paid in full prior to such date. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which time the remaining principal outstanding is due. Loans under the senior credit facilities bear interest, at our option, at: LIBOR rate plus 250 basis points or the alternate base rate plus 150 basis points for borrowings under the revolving credit facility; and LIBOR plus 225 basis points or the alternate base rate plus 125 basis points for term loans. At September 30, 2006, the balance outstanding on the term loan was $793.7 million and the weighted-average interest rate was 8.3%. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50%. At September 30, 2006, there were no borrowings outstanding under the revolving credit facility but Mueller Group issued $31.9 million in letters of credit, which reduced availability for borrowings to $113.1 million.

On June 1, 2006, $246.0 million from the proceeds of the IPO was used to repay a portion of the term loan in the 2005 Mueller Credit Agreement. As a result of the prepayment, $4.1 million of unamortized debt expense was charged to interest expense during the second quarter of 2006.

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

On July 3, 2006, Mueller Water used $123.1 million of the proceeds from their IPO for a partial redemption of its senior subordinated notes.

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

On July 3, 2006, Mueller Water used $60.2 million of the proceeds from the IPO for a partial redemption of its senior discount notes.

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

The notes are currently convertible having satisfied a variety of conditions including, the common stock sales price condition. The notes may be convertible during future periods if the common stock sale price condition or other conditions are satisfied. During nine months ending September 30, 2006, holders of approximately $26.6 million of the Company’s convertible notes surrendered their convertible notes in exchange for approximately 1,490,000 shares of the Company’s common stock and approximately $1.6 million of inducement payments, which was expensed in the first quarter of 2006. See also Note 10.

Statement of Cash Flows

Cash totaled $160.6 million and $137.4 million at September 30, 2006 and December 31, 2005, respectively. The increase in cash is primarily the result of cash flows provided by operating activities of $187.1 million principally due to $162.5 million of net income adjusted for non cash items totaling $158.3 million, partially offset by cash used for working capital. This cash inflow was partially offset by cash flows used in investing activities totaling $151.8 million and in financing activities totaling $10.0 million.

Cash flows used in investing activities included cash flows used to purchase property, plant and equipment ($131.5 million), to purchase mortgage loans ($96.1 million) and for acquisitions, net of cash proceeds ($5.1 million). These cash outflows were partially offset by principal payments received on purchased loans totaling $32.3 million and cash inflows from restricted short term investments totaling $38.3 million.  Cash flows used in financing activities included retirements of other debt ($590.9 million) and retirements of mortgage-back/asset-backed notes ($184.5 million), partially offset by cash proceeds from Mueller Water’s IPO ($428.9 million), the sale of the Company’s common stock ($168.7 million) and the issuance of mortgage-backed/asset-backed notes ($145.0 million).

Capital expenditures totaled $131.5 million in the nine months ended September 30, 2006, principally due to expansion-related underground mining and natural gas well equipment purchases at Natural Resources and machinery and equipment purchases at Mueller Water and U.S. Pipe. The Company estimates that gross capital expenditures for the year ending December 31, 2006 will approximate $175 million to $185 million. Actual expenditures in 2006 may be more or less than this amount, depending upon the level of earnings and cash flow, the timing of projects or expansion opportunities in certain markets.

In 2007, U.S. Pipe is considering the construction of a “mini mill” which will be designed to produce the Company’s high-volume ductile iron pipe at costs lower than existing facilities. Construction of this facility could take approximately two to three years at an estimated capital cost of $40 million to $45 million. The timing and capital estimates, however, could change significantly depending on the final design and construction costs. U.S. Pipe plans to finance the construction through operating cash flow, existing cash on hand, local government incentives and funds available under the 2005 Mueller Credit Agreement.

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

Interest rate risk

On February 28, 2006, the Company entered into three interest rate swap agreements (“swaps”) with a cumulative notional value of $125 million with three separate counter-parties. The objective of these swaps is to protect against the negative effect that rising interest rates would have on the Company’s future forecasted issuance of mortgage-backed securities. The structure of the swaps is a 14-year, forward-starting swap which starts on December 15, 2006, which was the originally forecasted issuance date of the Company’s next securitization. The swap agreements call for the Company to make fixed rate payments over the term at 5.05% per annum and receive payments based on one-month LIBOR from the counter-parties. In November 2006, these swaps were settled as a result of the November 2, 2006 mortgage-backed securitization, see Note 17. The Company will continue to account for the swap as a cash flow hedge. Changes in the fair value of the swap through the date of the securitization were recorded in accumulated other comprehensive income (loss). At September 30, 2006, the Company recorded a net unrealized gain from these swaps of $0.2 million, net of tax, as a component of other comprehensive income.

Commodity risks

At September 30, 2006, swap contracts to hedge anticipated sales in 2006 of natural gas totaling 1.1 million mmbtu were outstanding. At September 30, 2006, the Company recorded a net unrealized gain from these hedging agreements of $4.1 million, net of tax, as a component of other comprehensive income.

In July 2006, JWR entered into a swap contract to hedge anticipated sales from January 2007 through March 2007 totaling 0.6 million mmbtu, or approximately 35% of natural gas production for that three month period, at a price of $10.54 per mmbtu. This swap contract effectively converts a portion of forecasted natural gas sales at market prices to a fixed rate basis.

In October 2006, U.S. Pipe entered into a swap contract to hedge anticipated purchases of natural gas from October 2006 through September 2007 totaling 0.5 million mmbtu, or approximately 35% of natural gas purchases. This swap contract effectively converts a portion of forecasted natural gas purchases from market prices to a fixed rate basis.

Foreign currency risks

In March 2006, Mueller Water entered into hedges protecting intercompany loan payments to be made over the next three years by its Canadian subsidiary to a U.S. subsidiary totaling $37.3 million. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681.  Unrealized gains or losses on these hedges will be recorded in earnings over their lives, and were not material for the three and nine months ended September 30, 2006.

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides the minimum recognition threshold that a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”  The Company has not yet determined the impact of the adoption of this interpretation, which becomes effective January 1, 2007, will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance for companies on how to quantify financial statement misstatements. SAB No. 108 requires the quantification of financial statement misstatements based on the effects of misstatements on each of the company’s financial statements and their related financial statement disclosures. SEC registrants must begin applying the provisions of SAB No. 108 for all fiscal years ending after November 15, 2006. The Company has not yet determined what impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements. SFAS No. 157 requires companies to base fair values on what they would receive from a sale to a third party in the open market. The Company has not yet determined what impact, if any, the adoption of this statement, which becomes effective January 1, 2008, will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires SEC registrants to recognize a net liability or asset to report the funded status of the Company’s defined benefit pension and other postretirement benefit plans on the balance sheets. The Company has not yet determined what impact, the adoption of this statement, which becomes effective December 31, 2006, will have on its consolidated financial statements.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers’ demand for the Company’s products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company’s mining operations, changes in customer orders, pricing actions by the Company’s competitors, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Risks associated with forward-looking statements are more fully described in the Company’s filings with the Securities and Exchange Commission. Those risks also include the timing of and ability to execute the spin-off of the Company’s Water Products business and other strategic actions that may be pursued. The Company has no duty to update its outlook statements as of any future date.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 15 in this Form 10-Q for a description of current legal proceedings.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable (See Note 15 in this Form 10-Q). The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company’s consolidated financial position.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the PCAOB, have required changes in the corporate governance and securities disclosure or compliance practices of public companies over the last few years. We expect these new rules and regulations to continue to increase our legal and financial compliance costs, as well as our ongoing audit costs, and to make legal, accounting and administrative activities more time-consuming and costly. For example, in 2006, Mueller Water may need to comply with the internal control reporting requirements of the Sarbanes-Oxley Act, which has had a significant impact on our compliance cost in 2006.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Equity Securities Sold by the Company

See Note 10 for a description of securities sold during the quarter ended September 30, 2006.

(c)          Purchase of Equity Securities by the Company and Affiliated Purchasers.

During the quarter ended September 30, 2006, there were no share repurchases and at September 30, 2006, $7.5 million remains available under the Common Stock share repurchase program. The Company has not yet decided to terminate the program.

Item 6.                        Exhibits

(a)          Exhibits

Exhibit
Number

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ Joseph J. Troy	/s/ Lisa A. Honnold
Joseph J. Troy	Lisa A. Honnold
Executive Vice President and	Senior Vice President, Controller
Principal Financial Officer	and Principal Accounting Officer
Date: November 9, 2006