Form 10-K
period 2006-12-31
WALTER INDUSTRIES INC /NEW/
filed 2007-03-01
CIK 837173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

(813) 871-4811

Registrant’s telephone number, including area code:

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2006, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.51 billion.

Number of shares of common stock outstanding as of January 31, 2007:  51,959,977

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 25, 2007 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Description of Business and
Item 1A. Risk Factors

(a)  Narrative Description of Business

General

Walter Industries, Inc. (“the Company”), organized in 1987, is a diversified company that operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke and slag fiber, mortgage financing, and home construction.

During the year ended December 31, 2006, the Company began reporting Sloss Industries Corporation (“Sloss”) as a separate segment due to its significance in relation to the Company’s continuing operations. Sloss was previously included in “Other.”  Sloss primarily manufactures and markets foundry and furnace coke, which are used by foundries and blast furnaces in the production of iron and steel products.

Our businesses may be grouped in the following broad categories:

Natural Resources and Sloss.   Our Natural Resources segment consists primarily of Jim Walter Resources, Inc. (‘‘JWR’’) and Kodiak Mining Company, LLC (“Kodiak”). In 2006 JWR produced 5.7 million tons of high quality coal, primarily for the metallurgical market. In addition, JWR owns 50% of Black Warrior Methane Corp., which extracts coalbed methane gas. JWR generated 7.7 billion cubic feet of natural gas in 2006. The Company owns a 51% interest in Kodiak, which operates an underground mine in Shelby County, Alabama designed primarily to produce steam coal. Sloss is a manufacturer of furnace and foundry coke and slag fiber.

Financing and Homebuilding.   Our Financing segment, which consists primarily of Mid-State Homes, Inc. (“MSH”) and Walter Mortgage Company (“WMC”), originates, purchases, services and securitizes non-conforming instalment notes and loans that are secured by mortgages and liens. The mortgage portfolio at December 31, 2006 was approximately $1.8 billion. Our Homebuilding segment includes Jim Walter Homes, Inc. (‘‘JWH’’), a leading on-your-lot homebuilder. JWH, which has a significant presence in the southeastern United States, provides mortgage financing for approximately 90% of the homes we build and sells these originated notes to MSH.

Other.   The Other segment includes the Company’s land subsidiaries and corporate expenses.

Recent Developments

Acquisition, Initial Public Offering and Spin-off of Mueller Water Products, Inc.

Acquisition

In October 2005, the Company acquired all of the outstanding common stock of Mueller Water Products, Inc. (“Mueller Water”) for $943.4 million and assumed approximately $1.1 billion of indebtedness at Mueller Water. In conjunction with the acquisition, the Company’s wholly owned subsidiary, United States Pipe and Foundry Company, LLC, (“U.S. Pipe”) was contributed to Mueller Water.

Also in October 2005, the Company announced its plan to undertake an initial public offering and a spin-off of Mueller Water to unlock shareholder value by creating a “pure play” water infrastructure company and a predominantly “pure play” coal company.

Initial public offering

In June 2006, Mueller Water completed its initial public offering (“IPO”) of 28.8 million shares of Series A common stock, at $16 per share (NYSE: MWA). The net proceeds of $428.9 million were used to repay a portion of Mueller Water’s existing debt. The Company did not receive any cash proceeds from the offering. In connection with the issuance of the Series A common stock, Mueller Water issued 85.8 million shares of Series B common stock to the Company in exchange for the Company’s one share held prior to the IPO.

Spin-off

On December 14, 2006, the Company distributed all of its 85.8 million shares of Mueller Water Series B common stock to its shareholders. The distribution took place in the form of a pro rata common stock dividend whereby each shareholder received 1.6524432  shares of Mueller Water Series B common stock for each share of Company common stock held on the record date (“the spin-off”). The spin-off was intended to be tax-free to the Company and to the shareholders of the Company for U.S. income tax purposes, except for any cash received in lieu of fractional shares.

The Company and Mueller Water are now independent and have separate public ownership, boards of directors and management. To facilitate Mueller Water’s separation from the Company, the Company and Mueller Water are providing certain services to each other during a transition period not to exceed one year from the spin-off date. Amounts previously reported in the Mueller Co., Anvil and U.S. Pipe segments, collectively “Mueller Water,” are presented in discontinued operations for all periods presented.

Debt and Equity Transactions

In addition to the stock dividend issued to shareholders in December 2006 relating to the spin-off of Mueller Water, significant changes to the Company’s debt and equity structure during 2006 include:

Common Stock Offering

In February 2006, the Company raised $168.7 million in net proceeds from a 2.645 million share common stock offering. Of these proceeds, $102.9 million was used to repay the term loan under the 2005 Walter Credit Agreement.

Conversion of Convertible Senior Subordinated Notes

During 2006, holders of approximately $174.2 million of the Company’s Convertible Senior Subordinated Notes surrendered these notes in exchange for 9.761 million shares of the Company’s common stock and $19.4 million of conversion inducement fees. At December 31, 2006, $0.8 million of these notes remain outstanding.

Issuance of Asset-Backed Notes

In November 2006, Mid-State Capital Corporation, an indirect subsidiary of the Company, completed its 2006-1 Trust private offering of $256.9 million in asset-backed notes. The notes mature in October 2040 and bear interest at a weighted average, fixed coupon rate of 6.28%. The net proceeds were used to repay borrowings under the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities and provided $39.2 million of liquidity for the Company’s general corporate purposes.

Prepayment of Term Loan

In 2006, the Company repaid $200.2 million of its term loan under the 2005 Walter Credit Agreement using proceeds from the February 2006 common stock issuance and available cash flow.

Other Strategic Initiatives

As previously announced, the Company continues to evaluate strategic alternatives for its Financing and Homebuilding businesses.

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

(b)  Industry Segments

The Company’s industry segment information is included in Note 20 of “Notes to Consolidated Financial Statements” included herein.

(c)  Description of Business

Natural Resources

Jim Walter Resources, Inc.

The operations of Jim Walter Resources, Inc. (“JWR”) are conducted through its Mining Division, which mines and sells high quality metallurgical coal from two underground mines in Alabama, and its De-Gas Division, which extracts and sells natural gas from the coal seams owned or leased by JWR. In December 2006, mining operations ceased at Mine No. 5. The preparation plant at Mine No. 5 will remain operational and serve as the washer and shipping point for production associated with the Mine No. 7 East expansion project.

In 2004, the Company announced a project to expand production in an area called Mine No. 7 East. The new mine area will consist of one additional longwall unit and three continuous miner sections, providing incremental annual production capacity of approximately 2.7 million tons. The investment of approximately $175 million will result in longwall production beginning in early 2009. Capital expenditures through December 31, 2006 related to this expansion project amounted to $49.3 million and are expected to be approximately $74.0 million in 2007.

The Mining Division had net sales and revenues of $611.7 million, $493.5 million and $347.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The Mining Division, headquartered in Brookwood, Alabama, currently has approximately 7.0 million tons of rated annual coal production capacity from its mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. The Mining Division extracts coal primarily from Alabama’s Blue Creek seam, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values that can be sold either as metallurgical coal (used to produce coke) or as compliance steam coal (used by electric utilities because it meets current environmental compliance specifications).

The majority of coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. The Mining Division currently operates one longwall mining system in each mine for primary production and four to six continuous miner sections in each mine for the development of mains and longwall panel entries. As noted above, the Company is investing in Mine No. 7 East such that the mine will operate two longwall mining systems. The Mining Division’s normal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. This ratio is expected to remain consistent after the closure of Mine No. 5 and following the start of longwall operations for the Mine No. 7 East expansion in 2009.

Environmental expenditures imposed by laws relating to mining have been insignificant to date and no substantial expenditures are expected in the future.

The Mining Division’s coal is principally sold to a diversified base of offshore metallurgical coal customers. The division’s metallurgical coal is sold to customers in numerous markets throughout Europe, South America, Turkey and Africa. Most metallurgical coal sales are made under fixed price supply contracts, usually with a duration of one year, running principally from July through June. However, some sales of metallurgical coal can occur in the spot market as dictated by available JWR supply and market demand. During 2006, JWR’s two largest customers represented approximately 11.7% and 11.2% of the Mining Division’s sales, respectively. The Company believes that the loss of those customers would not have a material adverse effect on the results of operations of the Company as the loss of volume from these customers would be replaced with sales to other existing or new customers due to strong worldwide demand for metallurgical coal. Foreign sales accounted for approximately 95% of the Mining Division’s net sales during the year. Domestic sales include coal sold to Sloss.

The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells natural gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal ownership joint venture with El Paso Production Co., a subsidiary of El Paso Corporation.  JWR also operates a wholly owned low quality gas (“LQG”) facility.

The original motivation for the joint venture was to increase safety in JWR’s Blue Creek mines by reducing natural gas concentrations with wells drilled in conjunction with the mining operations. There were 415 wells producing approximately 13.8 billion cubic feet of natural gas in 2006. JWR generated 7.7 billion cubic feet in 2006, including 1.4 billion cubic feet from its LQG operations. The degasification operation has improved mining operations and safety by reducing methane gas levels in the mines, and has been a highly profitable operation. With the shutdown of Mine No. 5, gas production is expected to decline to approximately 6.8 to 7.1 billion cubic feet in 2007.

Kodiak Mining Company, LLC

Kodiak Mining Company, LLC (“Kodiak”) was established in 2005 to develop and operate an underground coal mine in Shelby County, Alabama. The mine has high BTU, low sulfur coal that can be sold into either the metallurgical or steam coal market. Total production is expected to reach approximately 0.7 million tons per year until the coal is exhausted or a new mining area is developed. Production began in 2006 and is expected to reach 0.4 million tons in 2007.

Sloss

Sloss is a manufacturing operation, founded in 1920 and headquartered in Birmingham, Alabama, which has three major product lines:  foundry coke, furnace coke and slag fiber. Foundry coke (approximately 130,000 tons per year) is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers.

Financing

Within the Financing segment, MSH purchases and services instalment notes and mortgages originated by its affiliated homebuilder, JWH. WMC an indirect subsidiary of the Company, offers financing to JWH homebuyers that is secured by first lien mortgages and also purchases mortgage loans from third parties. WMC’s mortgage loans are also sold to MSH, but are serviced by WMC through a sub-servicing agreement with MSH. References to instalment notes include mortgage loans originated or purchased by WMC. Mortgage loans in the portfolio, before allowances, were approximately $213.9 million and $148.0 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company held fixed (96%) and variable-rate (4%) instalment notes ranging from 5.3% to 13.7% annual percentage rate, without points or closing costs. See also Note 3 of “Notes to Consolidated Financial Statements” included herein for a description of the revenue recognition policies of Financing.

Mid-State Homes, Inc.

MSH, headquartered in Tampa, Florida, was established in 1958 to purchase and service mortgage instalment notes originated by JWH. Currently, MSH funds its purchase of these mortgage instalment notes as well as the mortgage loans it acquires from WMC using various warehouse lines of credit. Historically, once a critical mass of assets have been accumulated, MSH securitizes the assets using a grantor trust, structured as a financing, which requires that the assets and liabilities be recorded on the balance sheet with no gain for tax purposes. These business trusts acquire the mortgage instalment notes and loans using the proceeds from borrowings secured by the notes. MSH owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes in the trusts secure the borrowings of these trusts, and therefore these borrowings are non-recourse to the Company. For additional information on the notes, the trusts and their related borrowings, see Notes 8 and 14 of “Notes to Consolidated Financial Statements.”

At December 31, 2006, MSH’s portfolio was geographically distributed as follows:  Texas (32%), Mississippi (15%), Alabama (8%) and Florida and Louisiana, (each 6%). The remaining portfolio was spread primarily in other southeastern states.

Walter Mortgage Company

WMC was established in 2001 to provide home financing to customers of JWH. Through WMC, homebuyers have the option of financing land along with their home purchase, including a traditional cash down payment in lieu of land equity. Existing MSH customers also have the option of refinancing their mortgage with WMC. WMC initiated a program to acquire mortgage loans in 2003 that meet the Company’s underwriting criteria. Loans are purchased from other mortgage companies, banks, thrifts, builders and other various sellers of first lien mortgages. During 2006, $103.8 million of mortgage loans were purchased by WMC from third parties. Activity at WMC since inception through December 31, 2006, includes 3,401 mortgages totaling approximately $321.6 million.

Other

Best Insurors, Inc. (“Best”), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage for homeowners who finance through WMC or JWH. Cardem Insurance Company Ltd. (“Cardem”), located in Bermuda, primarily provides reinsurance of such insurance placed through Best and provides captive coverage for various other company risks, including workers’ compensation for Homebuilding.

Homebuilding

Jim Walter Homes, Inc.

Jim Walter Homes, Inc. and its subsidiaries (“JWH”), headquartered in Tampa, Florida, markets and supervises the construction of detached, single-family residential homes, on land owned by its customers, primarily in the southeastern United States where the weather generally permits year-round construction. JWH also provides financing on a significant portion of the homes sold. JWH, through its wholly owned subsidiary Crestline Homes, Inc., also manufactures and distributes modular (factory-built) homes. In 2007, JWH made the decision to exit the modular manufacturing business.

JWH historically has concentrated on the low- to moderately-priced segment of the housing market. JWH’s products consist of over 60 models ranging in size from approximately 800 to over 3,000 square feet. At December 31, 2006, JWH operated 81 branch offices located in 16 states. During 2006 JWH’s net sales, excluding modular unit shipments, are represented in the following states: Texas (21%); Florida (14%); Mississippi (12%); Louisiana (11%); Alabama (8%); South Carolina, North Carolina and Georgia, (each

6%). Approximately 69% of the branch offices are located on land that is owned by JWH, with the balance located on leased land. Branch offices serve as “sales centers” that are designed to allow customers to view various model homes.

Historically, JWH has not owned or acquired land for home construction purposes and was not a land developer, which significantly limits the amount of required capital to operate the business. The actual construction of conventionally-built homes sold by JWH is generally performed on customer-owned land by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home.

JWH builds homes which are constructed to varying degrees of interior completion. JWH’s product line includes “shell” homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH’s customers select all interior options, thereby purchasing a home considered to be “90+% complete,” which generally excludes only driveway, landscaping and utility connections. Remaining units are sold at varying stages of interior finishing.

The following chart shows the unit sales volume of JWH and the percent of homes sold by category  for the years ended December 31, 2006, 2005 and 2004:

		Percent of Unit Sales
Year Ending December 31,	Units Built	Shell	Various Stages	90+% Complete	Modular
2006	3,047	4%	9%	75%	12%
2005	3,022	4%	6%	68%	22%
2004	3,251	6%	7%	71%	16%

During the years ended December 31, 2006, 2005 and 2004, the average net sales price of all homes sold was $90,000, $74,700 and $71,700, respectively.

The estimated backlog of stick-built homes to be constructed by JWH as of December 31, 2006 was 1,513, as compared to 2,053 at December 31, 2005. After the land is cleared and appropriate building permits are obtained, the time to construct a home averages between thirteen and twenty-one weeks.

Most homes sold by JWH are purchased with financing provided by JWH. Qualified customers may obtain financing on an instalment sale contract offered on a fixed-rate mortgage basis generally requiring no down payment and secured by the home and the land on which it is situated. JWH does not charge closing costs, points, credit service fees or similar add-on charges and does not require private mortgage insurance. When a home is financed by JWH, the Company does not obtain third party appraisals or title insurance. JWH offers credit terms for up to a maximum of 30 years, up to 100% of the purchase price of the home. During 2006, the stated annual percentage rates offered for new mortgage instalment notes ranged between 7.0% and 10.5%.

If JWH finances the new home purchase, upon completion of construction to the agreed-upon percentage, in the ordinary course of business, JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to MSH, pursuant to an agreement between JWH and MSH.

Other

The Other segment includes the Company’s land subsidiaries and corporate expenses. The land subsidiaries engage in maximizing the value of vacant land, primarily through outright property sales and realizing royalty income on coal, timber and other minerals. Corporate expenses consist primarily of salaries, overhead and other costs associated with executive management, finance, accounting, tax, treasury, legal, information technology, risk management, human resources, payroll and other management services.

Seasonality

Certain of the businesses of the Company are subject to seasonal fluctuations to varying degrees. Sales at JWH are usually lowest in the winter months due to weather and the lower level of construction activity. The businesses of the Company may also be significantly influenced by the general economy, interest rates, levels of construction activity and commodity prices.

Competition

See “Risks Related to the Business—We face significant competition in the industries in which we operate and foreign competition is intense and could harm our sales, profitability and cash flows.”

Trade Names, Trademarks and Patents

The names of each of the Company’s subsidiaries are well established in the respective markets they serve. Management believes that customer recognition of such trade names is of significant importance. The Company’s subsidiaries have numerous patents and trademarks. Management does not believe, however, that any one such patent or trademark is material to the Company’s individual segments or to the business as a whole.

Research and Development

Research activities conducted by each business are directed toward new products, improvement of existing products, development of new uses for existing products, process and systems development and cost reduction efforts. Total research and development expenditures for all of the businesses in the years ended December 31, 2006, 2005 and 2004, were less than 1% of the Company’s consolidated net sales and revenues.

Raw Materials and Labor

Substantially all of the raw materials needed for the operations of the Company and its subsidiaries are either purchased from domestic sources or produced by the Company and its subsidiaries. All materials used by the various businesses of the Company are available in quantities required to support their respective operations. Availability and the cost of raw materials may have a significant influence over the revenues and costs of the Company. Costs potentially having a significant influence on the Company include coal, electricity, lumber, other building materials and labor. See further discussion in “Risks Related to the Business—Shortages or price fluctuations in raw materials and labor could delay, or increase the cost of construction or production and adversely affect our results of operations.”

Environmental

The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenses charged to continuing operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2006, 2005 and 2004 were approximately $4.9 million, $5.9 million and $5.2 million, respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future.

Environmental matters are more fully described in Note 18 of “Notes to Consolidated Financial Statements.”

Employees

As of December 31, 2006, the Company and its subsidiaries employed approximately 2,800 people, of whom approximately 1,400 were hourly workers and 1,400 were salaried employees. Unions represented approximately 1,200 employees under collective bargaining agreements, of which approximately 970 were covered by one contract with the United Mine Workers of America that expires on December 31, 2011.

Risk Related to the Business

Our business may suffer as a result of changes in general and local economic conditions and other factors beyond our control, which could depress demand for our products.

Certain of the industries in which we operate are cyclical and have experienced significant difficulties in the past. Our financial performance depends, in large part, on varying conditions in the markets we serve, which fluctuate in response to various factors beyond our control.

The prices at which JWR sells coal and natural gas are largely dependent on prevailing market prices for those products. We have experienced significant price fluctuations in our coal and natural gas businesses, and we expect that such fluctuations will continue. Demand for and, therefore, the price of, coal and natural gas are driven by a variety of factors such as availability, price, location and quality of competing sources of coal or natural gas, availability of alternative fuels or energy sources, government regulation and economic conditions. In addition, reductions in the demand for metallurgical coal are caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) and the use of steel-making technologies that use less or no metallurgical coal. Demand for steam coal is primarily driven by the consumption patterns of the domestic electric power generation industry, which, in turn, is influenced by demand for electricity and technological developments. We estimate that a 10% decrease in the price of coal in 2006 would have resulted in a reduction in pre-tax income of $54 million. Demand for natural gas is also affected by storage levels of natural gas in North America and consumption patterns, which can be affected by weather conditions. We estimate that a 10% decrease in the price in natural gas in 2006 would have resulted in a reduction in pre-tax income of approximately $1.4 million in that year, which includes the benefit of hedges. Occasionally we utilize derivative commodity instruments to manage fluctuations in natural gas prices. Currently, we have hedged approximately 28% of our anticipated 2007 natural gas production at an average price of $8.85 per mmbtu.

Demand in the financing and homebuilding businesses is affected by changes in general and local economic conditions, such as interest rates, housing costs, migration patterns, employment levels, job growth and consumer confidence. An oversupply of alternatives to new homes, such as rental properties and used homes, could depress prices and reduce margins for the sale of new homes. Higher interest rates generally increase the cost of mortgage loans to customers and therefore reduce demand for new homes and mortgage loans. Almost all purchasers of our homes require mortgage financing for a substantial portion of the purchase price. In times of low interest rates and increased availability of mortgage funds, the volume of home sales by JWH may be expected to decrease as additional competition is able to enter the market. Recently, interest rates have been increasing from historically low levels. Lastly, weather conditions and natural disasters, such as the recent hurricanes in the southeastern United States, tornadoes, floods and fires, can harm the local homebuilding business. This risk is exacerbated by our concentration in a limited number of states.

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

We face significant competition in the industries in which we operate and foreign competition is intense and could harm our sales, profitability and cash flows.

Our coal business faces competition from foreign producers that sell their coal in the export market and, therefore, fluctuations in exchange rates will affect the price for coal we produce. If our competitors’ currencies decline against the U.S. dollar or against our customers’ currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Both of these factors could reduce our profitability or result in lower coal sales.

The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with numerous national, regional and local builders. Some of these builders have greater financial resources, more established market positions and lower costs of capital, labor and material than we do. We compete for customers, raw materials and skilled subcontractors. We also compete with resales of existing homes and available rental housing. Our financing operations are subject to competition from third-party providers, many of which are substantially larger, may have a lower cost of funds or overhead than we do and may focus exclusively on providing such services.

Our revenues are seasonal due to weather conditions and the level of construction activity at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

The homebuilding industry is moderately seasonal, with lower production and lower revenues during the winter months. This seasonality in demand has resulted in fluctuations in our revenues and operating results. Because much of our overhead and expenses are fixed payments, seasonal trends can cause reductions in our overall profit margin and financial condition, especially during our slower periods.

We are exposed to increased risks of delinquencies, defaults and losses on mortgages and loans associated with our strategy of providing credit or loans to lower credit grade borrowers.

We specialize in originating, securitizing and servicing mortgage notes and loans (which we refer to as “mortgage assets”) to credit-impaired borrowers who are generally unable to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or documentation standards. We are subject to various risks associated with the lower credit homeowners to whom we finance, including, but not limited to, the risk that these borrowers will not pay interest and principal when due, and that the value received from the sale of the borrower’s home in a repossession will not be sufficient to repay the borrower’s obligation to us. Delinquencies and defaults cause reductions in our interest income and our net income.

If delinquency rates and losses are greater than we expect:

•       the fair market value of the mortgage assets pledged as collateral for warehouse borrowings, and the value of our ownership interest in the securitizations, may decline;

•       we may be unable to obtain financing or continue to securitize loans on attractive terms, or at all; or

•       the allowances that we establish for losses on mortgage assets may be insufficient, which could depress our business, financial condition, liquidity and net income.

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

In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during the third quarter of 2005, Hurricane Katrina impacted several states where our mortgage asset portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $1.3 million provision for estimated losses on instalment notes that was anticipated as a result of Hurricane Katrina.

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

We depend on short-term borrowings to warehouse instalment notes and mortgages that are originated by our homebuilding subsidiaries and WMC and purchased by MSH. Therefore, we rely on our ability to renew or replace our maturing short-term borrowings on a continuous basis. We currently have two committed warehouse facilities providing up to an aggregate of $350.0 million of liquidity by three lenders and one surety provider. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our mortgage-related assets under adverse market conditions, or we might not be able to continue to originate mortgage assets, which would significantly harm our net income and may result in material losses.

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

Our ability to complete securitizations of our mortgage assets at favorable prices, or at all, depends on a number of factors, including:

•       the historical performance of the portfolio of mortgage assets we originate;

•       the ratings of our securities;

•       the availability of credit enhancement on acceptable economic terms or at all;

•       conditions in the capital markets generally and conditions in the mortgage asset-backed securities market specifically; and

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

Our securitizations typically have over-collateralization requirements that may decrease the value of our ownership interests in our securitizations and have a negative impact on our cash flow. Generally, if the mortgage assets of a securitization trust perform poorly, the over-collateralization feature of the securitization directs excess cash flow from the securitized pool of mortgage assets to the senior debt securities of the trust. During any period in which this happens we may not receive any cash distributions from such mortgage trust. In addition, the pool of mortgage assets of a securitization must meet certain performance tests based on delinquency levels, losses and other criteria in order for us to receive excess cash flow. If these performance tests, or significant terms regarding the calculation of such tests, are not satisfied, we would not be permitted to receive excess cash flow from the securitizations. Material variations in the rate or timing of our receipt of cash distributions from these mortgage assets may adversely affect our mortgage origination business and net income and may affect our overall financial condition.

Furthermore, all of our completed securitizations have used credit enhancement to improve the prices at which we issued our mortgage-backed and asset-backed notes. We currently expect that the credit enhancement for the senior tranches we issue in the future will be primarily in the form of subordination of certain tranches, financial guaranty insurance policies for the assets or both. The market for any subordinate securities we issue could become temporarily illiquid or trade at steep discounts, thereby reducing the proceeds we receive from a securitization of mortgage assets. If we use financial guaranty insurance policies and the cost of these insurance policies increases, our net interest margin will be reduced. Such credit enhancement features may not be available at costs that would allow us to achieve profitable levels of net interest margin from the securitizations of our mortgage assets.

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

We warrant our homebuilding products to be free of certain defects. As a homebuilder, we are subject in the ordinary course of our business to product liability and home warranty claims. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any losses that result or are alleged to result from defects in our products, could subject us to claims for damages, including consequential damages. In addition, we could elect to replace our defective products and/or compensate our customers for damages caused by our defective products even in the absence of a formal claim for damages. The insurance that we maintain may not be available on terms acceptable to us in the future and such coverage may not be adequate for liabilities actually incurred. Any claims or expenses relating to defective products that result in liability exceeding our insurance coverage could raise costs and expenses or require us to accrue expenses or record accounting charges and reduce our net income. Further, claims of defects could result in adverse publicity against us, which could lower our sales and harm our business.

Environmental, health and safety laws and regulations could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing costs.

We are subject to a wide variety of laws and regulations concerning the protection of the environment and human health and safety, both with respect to the construction and operation of our mines and other facilities and with respect to remediating environmental conditions that may exist at our own and other properties. Certain of our facilities have been in operation for many years and, over time, we and predecessor operators of these facilities may have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these or at other locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could reduce our profits. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, or imposition of penalties, suspension of production, a required upgrade or change to equipment, or processes or a cessation of operations at one or more of our facilities. Because these laws are complex, constantly changing and may be applied retroactively, there is a risk that these requirements, in particular as they change in the future, may impair our business, profitability and results of operations.

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

We currently conduct a significant portion of our financing and homebuilding businesses in the Texas, North Carolina, Mississippi, Alabama and Florida markets. In the past, home prices and sales activities have declined from time to time and rates of loss and delinquency on mortgage assets have increased from time to time, driven primarily by weaker economic conditions in these markets. Furthermore, precarious economic and budget situations at the state government level may depress the market for our homes or hinder the ability of our customers to repay their obligations in areas in which we conduct the majority of our financing or homebuilding operations. Our concentration of homebuilding or mortgage assets in such markets may have a negative impact on our operating results.

Our failure to retain our current customers and renew our existing customer contracts could adversely affect our business.

A significant portion of the sales of our coal and methane gas are to long-term customers. The success of these businesses depends on our ability to retain our current clients, renew our existing customer contracts when required and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively and the level of competition we face.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in our transportation costs could make our coal less competitive with the same or alternative products from competitors with lower transportation costs.

We typically depend upon rail or barge to deliver coal to the port of Mobile, Alabama. While our coal customers typically arrange and pay for transportation from the port of Mobile to the point of use, disruption of any of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply our products to our customers, thereby resulting in lost sales and reduced profitability. All of our mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk.

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

•       underground mine floodings;

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

The majority of our employees within the Jim Walter Resources and Sloss businesses are unionized and we have a risk of work stoppages as the result of strike or lockout. The majority of employees of JWR are members of United Mine Workers of America (“UMWA”). Normally, our negotiations with the UMWA follow the national contract negotiated with the UMWA by the Bituminous Coal Operators Association. The collective bargaining agreement expires December 31, 2011. At our Sloss Industries subsidiary, our contract with the United Steelworkers of America expires December 6, 2010. We experienced an economic strike at Sloss at the end of 2001 that lasted eight months. Future work stoppages, labor union issues or labor disruptions at our key customers or service providers could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

Our expenditures for postretirement benefit and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. As of December 31, 2006, we estimate that our pension plans’ aggregate accumulated benefit obligation had a present value of approximately $175.2 million, and our fair value of plan assets was approximately $141.5 million. As of December 31, 2006, we estimate that our postretirement health care and life insurance plans’ aggregate accumulated benefit obligation would have had a present value of approximately $330.2 million, and such benefits are not required to be funded. In respect of the funding obligations for our plans, we must make minimum cash contributions on a quarterly basis. Our estimated minimum funding obligation relating to these plans in 2007 is $22.0 million. We have estimated these obligations based on assumptions described under the heading “Critical Accounting Policies and Estimates—Employee Benefits” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in the notes to our consolidated financial statements incorporated herein by reference. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.

In addition, certain of our subsidiaries participate in multiemployer pension plan trusts established for union employees. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets, or other funding deficiencies. We have no current intention to withdraw from any multiemployer pension plan, but if we were to do so, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), we would be liable for a proportionate share of the plan’s unfunded vested benefit liabilities upon our withdrawal. Through June 30, 2007, our withdrawal liability for the multiemployer pension plans amounts to $102.1 million.

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

Based on the actuarially determined present value of workers’ compensation liabilities using a discount factor of 4.64% and 4.5% for 2006 and 2005, respectively, we have recorded liabilities of $33.5 million and $33.7 million as of December 31, 2006 and 2005, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability at December 31, 2006 would decrease our liability by $0.2 million, while a one-percentage-point decrease in the discount rate would increase our liability by $0.2 million.

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

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our 2005 Credit Agreement requires the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Exchange Act. Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our 2005 Credit Agreement, the respective lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property) as security under our 2005 Credit Agreement. If under our credit agreement the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock and our ability to continue as a going concern.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could impair our growth.

Our growth strategy is built upon organic growth and on taking advantage of opportunities to acquire complementary businesses. This strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary capabilities, products or services. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash from operations or of acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses in our company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges in the future.

We may have substantial additional federal tax liability for accounting adjustments related to our method of recognizing revenue on the sale of homes and interest on related instalment note receivables, as well as to federal income taxes allegedly owed.

The Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. The proposed adjustments relate primarily to our method of recognizing revenue on the sale of homes and related interest on the instalment note receivables. In addition, a controversy exists with regard to federal income taxes allegedly owed by our consolidated group of companies for fiscal years 1980 through 1994. It is estimated that the amount of tax presently claimed by the Internal Revenue Service is approximately $34 million for issues currently in dispute in bankruptcy court. This amount is subject to interest and penalties. While we believe that our tax filing positions have substantial merit and intend to defend any tax claims asserted, we cannot offer any assurance that the Internal Revenue Service or a federal court will uphold our tax filing positions. Moreover, although we believe that we have sufficient accruals to address any such tax claims, including related interest and penalties, an adverse ruling, judgment or court order could impose significant financial liabilities in excess of our accruals, which could have an adverse effect on our financial condition and results of operations and could require a significant cash payment to settle the claims.

We may be required to satisfy certain indemnification obligations to Mueller Water or may not be able to collect on indemnification rights from Mueller Water.

In connection with the spin-off of Mueller Water on December 14, 2006, we entered into certain agreements with Mueller Water, including an income tax allocation agreement and a joint litigation agreement. Under the terms of those agreements, we and Mueller Water agreed to indemnify each other with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies, including certain tax and litigation liabilities. These indemnification obligations could be significant. For example, to the extent that we or Mueller Water take any action that would be inconsistent with the treatment of the spin-off of Mueller Water as a tax-free transaction under Section 355 of the Internal Revenue Code, then any tax resulting from such actions is attributable to the acting company. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Mueller Water for any substantial obligations after the distribution. We also cannot assure you that, if Mueller Water has to indemnify us for any substantial obligations, Mueller Water will have the ability to satisfy those obligations to us. If Mueller Water is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations.

Natural disasters and adverse weather conditions could disrupt our businesses and adversely affect our results of operations.

The climates of many of the states in which we operate, including Mississippi, Alabama, Florida and Texas, where we have some of our larger operations, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in the areas in which we build, finance or insure homes or have mining or manufacturing operations, or in nearby areas, have in the past, and may in the future, delay new home deliveries, increase costs by damaging inventories of homes and construction materials, reduce the availability of raw materials and skilled labor, lead to significant insurance claims, cause increases in delinquencies and defaults in our mortgage portfolio, limit access to our mines and factories, destroy or damage our inventory, reduce or eliminate certain modes of transporting our coal, increase volatility in the cost of raw materials and weaken the demand for new homes in affected areas, which could adversely affect our earnings. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during the third quarter of 2005, Hurricane Katrina impacted several states where our mortgage asset portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $1.3 million provision for estimated losses on instalment notes that was anticipated as a result of Hurricane Katrina. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses we may incur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Property

The administrative headquarters and manufacturing facilities of the Company and its subsidiaries are summarized as follows:

	Principal	Land	Square Footage
Facility/Location	Products/Operations	Acreage	Leased	Owned
Natural Resources
Jim Walter Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center			131,100
	and training center
Brookwood, AL	Real estate	7,000
Brookwood, AL	Coal mines	30,400		460,600
Kodiak
Shelby County, AL	Mine support facilities			13,100
Shelby County, AL	Administrative headquarters			1,000
Shelby County, AL	Supply shop			98
Sloss
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Slag fiber	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Closed facility	2		10,000
Alexandria, IN	Closed facility	33		112,000
Homebuilding
Tampa, FL	Administrative headquarters		24,200
Laurinburg, NC	Modular homes	26		245,000
Financing
Tampa, FL	Administrative headquarters		22,300
Richland Hills, TX	Administrative headquarters for
	Walter Mortgage Company		8,600
Other
Tampa, FL	Corporate headquarters		33,000

Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 136.3 million tons as of December 31, 2006.

A summary of mineral reserves, as calculated by Natural Resources’ Mine Planning and Engineering department, is as follows:

ESTIMATED RECOVERABLE (1) COAL RESERVES AS OF DECEMBER 31, 2006
(In Thousands of Tons)

							JWR’s
	Reserves (2)			Classifications (3)		Type (4)	Interest		Quality			Production(6)
						Steam (S)
						or
						Metallur-
Mining Property	Total (9)	Assigned	Unassigned	Measured	Indicated	gical (M)	Owned	Leased (5)	Ash	Sulf.	BTU/lb	2006	2005	2004
No. 4 Mine	60,569	60,569	—	57,058	3,510	S/M	—	60,569	9.80		14,150	2,187	3,039	3,053
No. 5 Mine (8)	—	—	—	—	—	—	—	—				821	657	1,484
No. 7 Mine	75,726	75,726	—	62,950	12,776	S/M	2,473	73,253	9.65		14,150	2,646	2,091	2,387
TOTAL (7)	136,295	136,295	—	120,008	16,286		2,473	133,822				5,654	5,787	6,924

(1)             “Recoverable” reserves are defined as tons of mineable coal in the Blue Creek seam, which can be extracted and marketed after a deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses. The Company’s coal reserves have not been reviewed by an independent third party in the last three years.

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

(4)             All of the coal in the Blue Creek seam is suitable for metallurgical purposes and as compliance steam coal.

(5)             Leases are renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all of the reserves before the expiration of the term.

(6)             The production year ends on December 31. Production includes “middling” coal.

(7)             Additional properties that are currently not under lease are under review for possible leasing options.

(8)             No. 5 Mine ceased operations December 2006.

(9)    Quality factors are on a “received basis,” which includes an estimate for moisture, which averaged 1.6% to 1.7% during 2006.

Item 3.  Legal Proceedings

See the section entitled “Environmental” in Description of Business and Notes 3 and 18 of “Notes to Consolidated Financial Statements” included herein.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock (the “Common Stock”) has been listed on the New York Stock Exchange under the trading symbol “WLT” since December 18, 1997. The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Common Stock. Sales prices for the years ending December 31, 2006 and 2005 were adjusted for the Mueller Water spin-off using a conversion factor that was calculated as the per share sales price immediately preceding the spin-off divided by the per share sales price immediately following the spin-off. The historical sales prices were divided by this conversion factor to arrive at the adjusted sales prices. See Note 2 of “Notes to Consolidated Financial Statements” for further discussion of the spin-off.

	Year ended December 31, 2006
	High	Low
1st Fiscal quarter	$35.21	$25.66
2nd Fiscal quarter	36.40	23.37
3rd Fiscal quarter	28.78	21.97
4th Fiscal quarter	28.00	20.66

	Year ended December 31, 2005
	High	Low
1st Fiscal quarter	$23.54	$15.66
2nd Fiscal quarter	24.73	17.21
3rd Fiscal quarter	25.18	20.55
4th Fiscal quarter	27.05	20.85

During the year ended December 31, 2006, the Company declared and paid to shareholders of record on March 17, June 9, September 15 and November 20 a dividend of $0.04 per share as of each of these dates. During the year ended December 31, 2005, the Company declared and paid to shareholders of record on February 18, May 12, August 12 and on November 11 a dividend of $0.04 per share. Covenants contained in certain of the debt instruments referred to in Note 14 of “Notes to Consolidated Financial Statements” may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the board of directors and will depend on the Company’s future earnings, financial condition and other factors affecting dividend policy. Any declaration and payment of cash dividends on the Company’s Common Stock in excess of specified amounts will result in an adjustment of the conversion rate for the convertible notes. In the first quarter of 2007, the board of directors announced a 25% increase in the quarterly dividend to $0.05 per share.

In connection with the Company’s spin-off of Mueller Water, the Company declared and issued a stock dividend of its 85.8 million Series B shares held in Mueller Water to shareholders of record on December 6, 2006. Shareholders received 1.6524432 shares of Series B common stock of Mueller Water for each share of the Company’s Common Stock held.

As of February 15, 2007, there were 131 shareholders of record of the Common Stock.

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2006:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by
Security holders:
2002 Long-term Incentive Award Plan	1,563,178	$20.81	2,587,253
1995 Long-term Incentive Stock Plan	526,960	$7.67	—
1996 Employee Stock Purchase Plan	—	—	1,588,450

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

During 2006, holders of $174.2 million of the Company’s Convertible Senior Subordinated Notes surrendered convertible notes in exchange for 9.761 million shares of the Company’s common stock and $19.4 million of conversion inducement fees.

Purchase of Equity Securities by the Company and Affiliated Purchasers

On July 21, 2003, the Company’s Board of Directors authorized an increase in the Common Stock Open Market share buyback program to $25.0 million. During 2004 and 2003 the Company acquired 6,959,000 and 2,529,000 shares, respectively, pursuant to the open market share repurchase program. No purchases were made in 2006. At December 31, 2006, $7.5 million remains available under this authorization.

Item 6.  Selected Financial Data

The following data, insofar as it relates to each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002 has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and statements of cash flows and the notes thereto as they relate to the Company’s continuing operations as of December 31, 2006. The information presented below is for continuing operations and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto including Note 2 related to discontinued operations, Note 3 related to significant accounting policies, and the other information contained elsewhere in this report.

	Years ended December 31,2002
	2006	2005	2004		2003	2002
	(in thousands, except per share data)
Net sales and revenues	$1,309,856	$1,138,042	$984,801		$951,384	$938,786
Income from continuing operations	$145,584	$34,351	$50,534		$11,278	$38,316
Basic income per share from continuing operations	$3.31	$0.89	$1.31		$0.26	$0.86
Number of shares used in calculation of basic income per share from continuing operations	44,030	38,485	38,582		43,026	44,318
Diluted income per share from continuing operations	$2.86	$0.78	$1.16		$0.26	$0.86
Number of shares used in calculation of diluted income per share from continuing operations	52,078	49,209	46,255		43,364	44,726
Capital expenditures	$101,055	$114,518	$29,979		$37,890	$39,440
Net property, plant and equipment	$311,189	$258,502	$179,015		$192,396	$188,292
Total assets(1)	$2,684,115	$2,492,535	$2,452,906		$2,496,958	$2,360,783
Debt:
Mortgage-backed/asset-backed notes	$1,736,706	$1,727,329	$1,763,827		$1,829,898	$1,776,020
Corporate debt	$248,706	$448,875	$—		$113,754	$308,900
Convertible senior subordinated notes	$785	$175,000	$175,000		$—	$—
Quarterly cash dividend per common share	$0.04	$0.04	$0.03	(2)	$0.03	$0.03

(1)   Excludes assets of discontinued operations.

(2)   Raised to $0.04 per common share in the fourth quarter of 2004.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition and

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and notes thereto, particularly Note 20 of “Notes to Consolidated Financial Statements” which presents net sales and revenues and operating income by reportable segment. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements or disclosed in the related notes thereto. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management’s estimates.

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

Management’s periodic evaluation of the adequacy of the allowance for losses on instalment notes is based on the Company’s past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral, and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on instalment notes and mortgage loans is increased by provisions for losses charged to income and is reduced by charge-offs net of recoveries.

The allowance for losses on instalment notes receivable was $13.0 million at December 31, 2006 compared to $12.5 million at December 31, 2005. See Note 8 of “Notes to the Consolidated Financial Statements.” The following table shows information about the allowance for losses for the periods presented.

($ in thousands)	Allowance for Losses	As a % of Net Instalment Notes Receivable	Net Losses and Charge Offs Deducted from the Allowance	As a % of Net Instalment Notes Receivable
December 31, 2006	$13,011	0.73%	$8,540	0.48%
December 31, 2005	12,489	0.74	9,435	0.56
December 31, 2004	11,200	0.65	12,109	0.71

The following table presents information about delinquencies in the instalment notes receivable portfolio.

	December 31,
	2006	2005	2004
Total Number of Accounts Outstanding	40,991	43,178	46,785
Delinquencies as a Percent of
Number of Accounts Outstanding
31-60 Days	1.43%	1.31%	1.32%
61-90 Days	0.55%	0.62%	0.59%
91-Days or more	1.95%	2.42%	2.23%
	3.93%	4.35%	4.14%
Instalment Notes Receivable Outstanding(1)($in millions)	$1,793	$1,706	$1,728
Delinquencies as a Percent of Amounts Outstanding(1)
31-60 Days	1.59%	1.56%	1.84%
61-90 Days	0.65%	0.69%	0.62%
91-Days or more	2.19%	2.90%	2.46%
	4.43%	5.15%	4.92%

(1)          Based on gross instalment balances outstanding.

The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

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

Employee Benefits

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions used in developing the required estimates including the following key factors:

•       Discount rate

•       Salary growth

•       Retirement rates

•       Mortality rates

•       Healthcare cost trends

•       Expected return on plan assets

	Pension Benefits		Other Benefits
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.90%	5.40%	5.90%	5.40%
Rate of compensation increase	3.50%	3.50%	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.40%	6.00%	5.40%	6.00%
Expected return on plan assets	8.90%	8.90%	—	—
Rate of compensation increase	3.50%	3.50%	—	—

Assumed healthcare cost trend rates:			Pre-65	Post-65
Healthcare cost trend rate assumed for the next year	—	—	8.60%	9.40%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2012	2012	2010

The discount rate used to determine pension and other post-retirement expense was increased to 5.90% for 2006 from 5.40% used in 2005. The rate of return on plan assets used to determine pension expense is 8.90% for both 2006 and 2005. The discount rate is based on a yield-curve approach which discounts each projected benefit obligation based cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective liability stream cash flow. The model sums the present values of all of the cash flows and then calculates the equivalent weighted-average discount rate by imputing the single interest rate that equates the total present value with the stream of future cash flows. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects as of and for the year ended December 31, 2006 (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Healthcare cost trend:
Effect on total of service and interest cost components	$3,425	$(2,725)
Effect on postretirement benefit obligation	42,335	(34,959)
Discount rate:
Effect on postretirement service and interest cost components	114	(393)
Effect on postretirement benefit obligation	(39,507)	45,778
Effect on current year postretirement expense	(2,248)	2,290
Effect on pension service and interest cost components	23	(92)
Effect on pension benefit obligation	(19,670)	23,768
Effect on current year pension expense	(1,556)	1,829
Expected return on plan assets:
Effect on current year pension expense	(1,375)	1,375
Rate of compensation increase:
Effect on pension service and interest cost components	451	(386)
Effect on pension benefit obligation	3,419	(3,144)
Effect on current year pension expense	861	(743)

The Company also has significant liabilities for uninsured or partially insured employee-related liabilities, including workers’ compensation liabilities, miners’ Black Lung benefit liabilities, and liabilities for various life and health benefits. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates determined on an actuarial basis from historical experience using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates.

Workers’ compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. At December 31, 2006, a one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $1.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.4 million.

For the workers’ compensation liability, the Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. At December 31, 2006, a one-percentage-point increase in the discount rate on the discounted workers’ compensation liability would decrease the liability by $0.2 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.2 million.

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

As discussed in Note 13 of “Notes to Consolidated Financial Statements,” the Company is in dispute with the Internal Revenue Service (the “IRS”) on a number of Federal income tax issues. The Company believes that its tax filing positions have substantial merit and it intends to vigorously defend these positions. The Company has established accruals that it feels are sufficient to address claims, including related interest and penalties, where its defense may be unsuccessful or where a settlement of issues may be warranted. The amount of the accrual is based on an assessment by management of both the probability and extent of loss for each of the disputed issues involved. Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management’s estimate of this liability could change.

Accruals for property-liability claims and claims expense are the estimated amounts necessary to settle both reported and unreported claims of insured property-liability losses, based upon the facts in each case and the Company’s experience with similar cases. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated using the most current information available. Accruals for catastrophic uninsured losses at plant or mine facilities would be made on an ad hoc basis based on relevant facts and circumstances.

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

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Intangibles

Long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. Goodwill is also reviewed for possible impairment at least annually. The Company uses estimates of future cash flows of the related asset, asset grouping or reporting unit in measuring whether the assets are recoverable. Changes in actual or estimated future cash flows could have an impact on the recoverability of such assets, resulting in future impairment charges.

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

DISCONTINUED OPERATIONS

As more fully discussed in Note 2 of “Notes to Consolidated Financial Statements,” the Company completed the spin-off of Mueller Water, which included the Mueller, U.S. Pipe and Anvil operating segments, on December 14, 2006. As such, the operating results, assets and liabilities, and cash flows of Mueller Water have been reported separately from the Company’s continuing operations as “discontinued operations” for all periods presented. Income (loss) from discontinued operations includes the net operating results of the Mueller Water business. There was no gain or loss recognized in the statement of operations relating to this transaction, and transaction costs were not significant.

RESULTS OF CONTINUING OPERATIONS

2006 Summary Operating Results

	For the Year Ended December 31, 2006
	Natural					Cons
(in thousands)	Resources	Sloss	Financing	Homebuilding	Other	Elims	Total
Net sales	$634,152	$132,714	$14,597	$273,542	$3,652	$(11,946)	$1,046,711
Interest income on instalment notes	—	—	199,659	—	—	—	199,659
Miscellaneous income	45,428	319	5,295	2,299	11,435	(1,290)	63,486
Net sales and revenues	679,580	133,033	219,551	275,841	15,087	(13,236)	1,309,856
Cost of sales	370,002	112,454	6,738	223,630	3,304	(12,589)	703,539
Interest expense(1)	—	—	118,743	—	—	—	118,743
Depreciation	27,004	3,623	1,387	5,385	1,618	—	39,017
Selling, general, & administrative	16,457	7,926	29,819	68,756	26,804	—	149,762
Provision for losses on instalment notes	—	—	9,062	—	—	—	9,062
Postretirement benefits	19,772	(680)	(1,544)	(3,224)	(787)	—	13,537
Amortization of intangibles	—	—	2,405		—	—	2,405
Credit for estimated hurricane insurance losses	—	—	(1,046)	—	—	—	(1,046)
Restructuring & impairment charges	—	1,639	—	3,409	—	—	5,048
Operating income (loss)	$246,345	$8,071	$53,987	$(22,115)	$(15,852)	$(647)	$269,789
Corporate debt interest and debt conversion expense							(57,384)
Income from continuing operations before income taxes							$212,405

(1)          Excludes corporate debt interest and conversion expense.

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Overview

The Company’s income from continuing operations for the year ended December 31, 2006 was $145.6 million, or $2.86 per diluted share, which compares to $34.4 million, or $0.78 per diluted share in the prior year period.

Principal factors impacting income from continuing operations in the current year results compared to the prior year period include:

•       Natural Resources’ average selling prices for coal increased 25.8% and natural gas prices increased 9.1%, reflecting the benefit of hedging. These increases were partially offset by lower sales volumes and higher mining costs, primarily at Mine No. 4, which resulted from unfavorable geological conditions. Additionally, the prior year included $21.9 million of idle mine costs due to a water ingress problem at Mine No. 5 and adverse geologic conditions in Mine No. 7, while 2006 results include miscellaneous income of $23.4 million relating to an insurance settlement for the 2005 Mine No. 5 water ingress problem.

•       Financing results in the current period reflect an $11.1 million reduction in hurricane-related claims expense compared to the prior year period. Additionally, the provision for losses on the mortgage portfolio improved $1.7 million versus the prior year period.

•       Homebuilding had 20.5% higher average net selling prices, increased on-your-lot deliveries and improved gross margins, reflecting price increases and tighter cost controls. Reductions in selling, general and administrative expenses also contributed to improved results. Homebuilding recognized a $3.4 million property impairment charge in 2006 related to the modular homes division, while 2005 results include the complete impairment of Homebuilding’s goodwill of $63.2 million.

•       Results in 2006 include $19.4 million of debt conversion expense to induce the conversion of $174.2 million of the Company’s Convertible Senior Subordinated Notes into 9.761 million shares of common stock.

•       The Company’s 2006 effective tax rate was 31.9%, which reflects the benefit of Natural Resources’ depletion deductions, partially offset by the effect of non-deductible debt conversion expense.

Outlook and Strategic Initiatives

Natural Resources and Sloss

•       The Company expects coal production to total between 6.5 million and 6.9 million tons in 2007, including approximately 400,000 tons from Kodiak.

•       Production costs per ton are expected to be in the low-to-mid-$40-per-ton range, an improvement in performance that reflects higher planned volumes at Mines No. 4 and 7 and the elimination of higher cost coal from Mine No. 5. The performance improvement will be tempered by higher labor and employee benefits due to the recently renegotiated UMWA contract, which will increase expense by $15.0 million in 2007.

•       The Company has approximately 2.3 million tons of metallurgical coal committed for sale in the first half of 2007 at a price of $115 per metric ton, FOB port of Mobile.

•       The Company expects its natural gas business to sell between 6.8 to 7.1 billion cubic feet in 2007, which is a reduction from 2006 primarily due to the closure of Mine No. 5. Approximately 28% of anticipated 2007 natural gas sales has been hedged at an average price of $8.85 per mmbtu.

•       The development and resulting longwall operation of the “Southwest A” panel in Mine No. 7 is expected to produce approximately 1.5 million tons of coal between 2007 and 2008. The Mine No. 7 East expansion remains on schedule to begin longwall production in early 2009 and is expected to produce an additional 2.7 million tons of coal annually.

•       With respect to demand for metallurgical coal, the Company continues to see strength in steel pricing and demand among the majority of its core customers. In addition, many of the Company’s customers have significant expansion plans underway. Additionally, due to high ocean transportation rates out of Australia and Western Canada into Europe, the Company’s Blue Creek coal is becoming more cost competitive.

•       At Kodiak, the Company is currently operating one continuous miner section and expects to add an additional continuous miner section after completion of the preparation plant at the end of the first quarter of 2007. The Company expects sales to begin in the second quarter of 2007 and expects Kodiak to contribute to earnings and cash flow during the second half of 2007.

Homebuilding and Financing

•       Financing has delivered record low delinquencies and stable earnings and cash flows. The portfolio is considered to be insulated from re-adjusting ARM loans, rising defaults and slowing home appreciation. Over 96% of the portfolio is comprised of fixed rate mortgages, and the rural nature of the collateral and adherence to strict underwriting guidelines serves to limit losses. However, the Company expects a slight contraction in margins in 2007 due to rising interest rates on mortgage-backed debt securities.

•       Significant progress has been made to reduce the Homebuilding aged backlog, improve gross margins and reduce selling, general and administrative costs. On-your-lot unit completions of 2,700 to 3,000 are expected in 2007, with improving gross margin which will help drive Homebuilding to its goal of achieving profitability in 2007.

•       Homebuilding continues to work toward reducing cycle times by expanding the use of alternative construction methodologies. In 2006, the Company announced plans to use its modular home division to achieve this objective. However, in 2007 the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division. The modular homes business incurred an operating loss of approximately $8.0 million in 2006, excluding the $3.4 million impairment charge for certain of its long-lived assets.

•       As previously announced, the Company continues to evaluate strategic alternatives for its Financing and Homebuilding businesses.

Consolidated Results of Continuing Operations

Net sales and revenues for the year ended December 31, 2006 were $1.3 billion. Revenues grew by $171.8 million, or 15.1% from $1.1 billion in the prior year. Increased revenues at Natural Resources, Homebuilding and Sloss were partially offset by decreased revenues at Financing. Natural Resources revenues increased primarily due to price increases for coal and natural gas and higher gas volumes, partially offset by decreased coal sales volumes. Homebuilding revenues increased due to higher average selling prices. Financing revenues declined primarily due to a declining yield in the portfolio and lower prepayment income, partially offset by an increase in the balance of the note portfolio.

Cost of sales, exclusive of depreciation, increased $70.7 million to $703.5 million and represented 67.2% of net sales in 2006 versus $632.8 million and 69.6% of net sales in the prior year. The margin percentage improvement in 2006 was primarily the result of improved margins at Homebuilding and Natural Resources.

Depreciation for the year ended December 31, 2006 was $39.0 million, an increase of $7.0 million compared to 2005. The increase is primarily due to higher capital expenditures at Natural Resources during the last two years.

Selling, general and administrative expenses of $149.8 million were 11.4% of net sales and revenues in 2006, compared to $154.5 million and 13.6% in 2005. The improvement is due to lower costs at Homebuilding resulting from focused efforts to reduce overhead expenses and due to lower corporate employee-related expenses.

Provision for losses on instalment notes was $9.1 million in 2006, compared to $10.7 million in 2005. Prior year included a $1.3 million charge for expected portfolio losses resulting from Hurricanes Katrina and Rita offset slightly by higher volume of resales in the current period in the Financing segment.

Postretirement benefits expense decreased to $13.5 million in 2006, compared to $14.4 million in 2005, primarily due to a $4.1 million curtailment gain resulting from the termination of benefits for certain current employees and those retirees who are eligible for Medicare of the Financing and Homebuilding segments. In 2007, the Company expects its postretirement benefits expense to be $25.4 million.

Interest expense for mortgage-backed and asset-backed notes decreased to $118.7 million in 2006, compared to $122.0 million in 2005 primarily due to lower average monthly debt balances and delayed warehouse borrowings resulting from a favorable cash position.

Interest expense on corporate debt increased $14.6 million to $38.0 million due to a higher average debt balance outstanding in 2006 resulting from the borrowings under the 2005 Walter Credit Agreement to finance the acquisition of Mueller Water in October 2005. Debt conversion expense of $19.4 million in 2006 was related to the conversion of approximately $174.2 million of the Company’s Convertible Senior Subordinated notes during the year. There were no conversions recognized in 2005.

Restructuring and impairment charges were $5.0 million in 2006, a decrease of $58.4 million from 2005. The prior year included a $63.2 million goodwill impairment charge at Homebuilding. The current year expense includes a $3.4 million property impairment charge at Homebuilding and a $1.6 million impairment charge relating to Sloss’  chemical division, which was sold in November 2006.

The Company’s effective tax rate of 31.9% in 2006 differed from the Federal statutory rate primarily due to the favorable effect of Natural Resources’ percentage depletion deductions, partially offset by non-deductible debt conversion expenses. The Company’s effective tax rate of 51.7% in 2005 differed from the Federal statutory rate primarily due to the effect of the largely non-deductible $63.2 million goodwill impairment charge. See also Note 13 to “Notes to Consolidated Financial Statements.”

The current and prior year results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

Net sales and revenues were $679.6 million for the year ended December 31, 2006, an increase of $131.0 million from $548.6 million in 2005. The increase was primarily due to higher metallurgical coal and natural gas prices and increased natural gas volumes partially offset by decreased coal volumes. In addition, miscellaneous income in 2006 includes $23.4 million for the settlement of an insurance claim for the 2005 Mine No. 5 water ingress problem.

	For the year ended
	December 31,
	2006	2005
Average Coal Selling Price (per ton)	$103.58	$82.33
Tons of Coal Sold (in millions)	5.6	5.9
Average Natural Gas Selling Price (per MCF)	$8.67	$7.95
Billion Cubic Feet of Natural Gas Sold	7.7	6.9
Number of Natural Gas Wells	415	405

For the year ended 2006, Natural Resources’ operating income was $246.3 million, compared to operating income of $164.1 million in 2005. The increase in operating income in 2006 primarily resulted from the shift to higher margin metallurgical coal sales and increased margins from higher natural gas pricing, partially offset by higher freight costs and higher Mine No. 4 production costs per ton. Cost per ton increased at Mine No. 4 predominantly due to lower production volume relative to 2005 as a result of thin seam conditions and weak roof conditions encountered at the beginning of the current longwall panel, which began in April 2006. These conditions contributed to reduced longwall advance rates and difficulties with roof control. The longwall at Mine No. 4 has since experienced improved advance rates and is now achieving normal longwall advance rates. The increase in operating income in 2006 was also due to $23.4 million of income recognized for the settlement of an insurance claim for the 2005 Mine No. 5 water ingress problem, whereas 2005 included $21.9 million of idle mine costs primarily resulting from the water ingress.

As previously announced, the Company completed production at Mine No. 5 in December 2006. As of December 31, 2006 mining equipment has been recovered and the mine shafts are in the process of being sealed. Total expected costs to close the mine are $8.5 million. Approximately $6.6 million of the closure costs qualify as restructuring costs and were recorded prior to December 31, 2005. Other costs, primarily representing estimated workers’ compensation and other incremental costs related to the closure of the mine, will be charged to expense when incurred.

Sloss

Net sales and revenues were $133.0 million for 2006, an increase of $4.0 million compared to 2005. Revenues increased in 2006 due to higher furnace coke volume and pricing, which increased 6.4% and 1.3%, respectively, over the prior year, partially offset by a 13.9% decline in shipments of foundry coke. Sloss’ operating income was $3.4 million lower than the previous year primarily due to an impairment charge of $1.6 million relating to the chemical division, which was sold in November 2006.

Financing

Net sales and revenues were $219.6 million in 2006, a decrease of $9.6 million from 2005. This decrease is attributable to a declining yield on the portfolio and lower prepayment-related interest income. Operating income was $54.0 million in 2006, compared to $46.0 million in 2005. Operating income increased primarily as a result of a $1.7 million decrease in the provision for losses on instalment notes. In addition, 2005 included a provision for estimated hurricane insurance losses of $10.0 million. Due to a relatively inactive hurricane season in 2006, there were no significant charges for excess catastrophic losses in Financing’s insurance business.

Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.4% at December 31, 2006, down from 5.2% at December 31, 2005. The improvement is primarily due to customer payment disruptions caused by the 2005 hurricanes which temporarily increased payment defaults in the prior year period. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

Homebuilding

Net sales and revenues were $275.8 million in 2006, an increase of $49.0 million from 2005 as a result of higher average net selling prices and slightly higher overall deliveries as shown in the table below.

	For the year ended December 31,
	2006	2005
Homes Completed:
Stick-Built	2,663	2,361
Modular	384	661
	3,047	3,022
Average Net Selling Price:
Stick-Built	$90,300	$78,800
Modular	$87,600	$60,100

The operating loss was $22.1 million for 2006 compared to an operating loss of $103.9 million in 2005. Prior year results included a $63.2 million goodwill impairment charge. The improved performance in 2006 was due to higher average net selling prices and cost reduction activities, partially offset by a $3.4 million impairment charge for certain long-lived assets in the modular homes division.

Other

Net sales and revenues were $15.1 million for 2006 compared to $12.4 million in 2005. Land sales were $0.9 million better than 2005. Net general corporate expenses, principally included in selling, general and administrative expense, were $26.8 million for the year ended 2006 compared to $30.9 million for 2005 reflecting lower personnel related expenses and professional fees partially offset by an increase in bonus expense and stock-based compensation expense resulting from the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

2005 Summary Operating Results

	For the Year Ended December 31, 2005
	Natural					Cons
(in thousands)	Resources	Sloss	Financing	Homebuilding	Other	Elims	Total
Net sales	$543,202	$128,486	$15,539	$225,675	$957	$(5,162)	$908,697
Interest income on instalment notes	—	—	206,582	—	—	—	206,582
Miscellaneous income	5,375	549	7,035	1,121	11,397	(2,714)	22,763
Net sales and revenues	548,577	129,035	229,156	226,796	12,354	(7,876)	1,138,042
Cost of sales	332,883	105,314	7,122	190,859	1,795	(5,162)	632,811
Interest expense(1)	—	—	122,005	—	—	—	122,005
Depreciation	20,855	3,859	1,403	4,966	893	—	31,976
Selling, general, & administrative	14,053	8,983	28,438	72,110	30,942	—	154,526
Provision for losses on instalment notes	—	—	10,724	—	—	—	10,724
Postretirement benefits	16,448	(563)	(240)	(468)	(776)	—	14,401
Amortization of intangibles	—	—	3,641	—	—	—	3,641
Provision for estimated hurricane insurance losses	—	—	10,044	—	—	—	10,044
Restructuring & impairment charges	235	—	—	63,210	—	—	63,445
Operating income (loss)	$164,103	$11,442	$46,019	$(103,881)	$(20,500)	$(2,714)	$94,469
Corporate debt interest expense							(23,400)
Income from continuing operations before income taxes							$71,069

(1)          Excludes corporate debt interest expense.

Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Overview

The Company’s income from continuing operations for the year ended December 31, 2005 was $34.4 million or $0.78 per diluted share, which compares to $50.5 million, or $1.16 per diluted share in 2004.

Principal factors impacting income from continuing operations in the prior year results include:

•       Natural Resources incurred $21.9 million of idle mine costs in 2005 due to a water ingress problem at Mine No. 5 and adverse geological conditions in Mine No. 7.

•       A goodwill impairment charge of $63.2 million was recognized at Homebuilding during 2005.

•       Financing results included a $10.0 million provision for estimated hurricane insurance losses in 2005, compared to $4.0 million in 2004.

•       In 2005, the Company’s effective tax rate was 51.7%. The $63.2 million goodwill impairment charge was largely non-deductible for tax purposes. This compares with a 3.9% effective tax rate for 2004 when the Company recognized a favorable benefit of $11.4 million from the reversal of certain valuation allowances in addition to the favorable benefit from Natural Resources’ depletion deductions.

Consolidated Results of Continuing Operations

Net sales and revenues for the year ended December 31, 2005 were $1.138 billion versus $0.985 billion for the year ended December 31, 2004, a 15.6% increase. Increased revenues at Natural Resources and Sloss were partially offset by decreased revenues at Homebuilding and Financing. Natural Resources revenues increased primarily due to price increases for coal and natural gas, partially offset by decreased coal and natural gas sales volumes. Homebuilding revenues decreased due to lower unit completions, partially offset by higher average selling prices. Financing revenues declined primarily due to a declining portfolio as a result of fewer note originations from the Homebuilding segment and lower prepayment-related interest income.

Cost of sales, exclusive of depreciation, of $632.8 million was 69.6% of net sales in 2005 versus $553.4 million, or 73.8% of net sales in 2004. The margin percentage improved as compared to 2004 because of increases in sales prices in Natural Resources and at Sloss, partially offset by higher lumber costs and job cost overruns in the Homebuilding segment. Natural Resources incurred $21.9 million of idle mine costs in 2005 due to a water ingress problem at Mine No. 5 and adverse geological conditions in Mine No. 7, both of which were resolved in the fourth quarter of 2005.

Selling, general and administrative expenses of $154.5 million were 13.6% of net sales and revenues in 2005 compared to $168.3 million, or 17.1% in 2004. Decreased selling, general and administrative expense were due to: (i) a decrease of $5.3 million at Homebuilding related primarily to lower advertising, construction overhead and legal fees; (ii) a decrease at Financing of $2.3 million, primarily due to lower property taxes and legal fees; and (iii) a decrease at Natural Resources of $3.2 million, primarily due to lower legal expenses incurred in 2005, since 2004 included legal expenses related to an accident at Mine No. 5.

Provision for losses on instalment notes decreased to $10.7 million in 2005, compared to $12.4 million in 2004 due to lower volume and improved recovery rates on sales of repossessed homes, partially offset by $1.3 million provided in 2005 due to estimated losses resulting from the effects of Hurricanes Katrina and Rita.

Postretirement benefits expense increased to $14.4 million in 2005, compared to $9.5 million in 2004, primarily due to a lower discount rate used to measure the liability and related actuarially-determined expenses recognized in 2005.

Interest expense for mortgage-backed and asset-backed notes decreased to $122.0 million in 2005, compared to $127.3 million in 2004 primarily due to a decline in the instalment note portfolio balance as a result of fewer note originations from the Homebuilding segment.

Interest expense on corporate debt increased $5.2 million to $23.4 million in 2005 due to indebtedness incurred to finance the Mueller Water acquisition.

The provision for estimated hurricane insurance losses was $10.0 million in 2005, compared to $4.0 million in 2004. The increase in estimated losses was due to both the severity of Hurricane Katrina and the resulting impact on Mississippi, which is a large market for insurance policies underwritten by the Financing segment.

Restructuring and impairment charges were $63.4 million in 2005 and included a $63.2 million goodwill impairment charge at Homebuilding and $0.2 million at Natural Resources due to a small impairment for a Mine No. 7 longwall shield, partially offset by slightly reduced Mine No. 5 shutdown costs.

The Company’s effective tax rate of 51.7% in 2005 differed from the Federal statutory rate primarily due to non-deductible goodwill charges, partially offset by the favorable effect of depletion deductions related to the Company’s mining operations. The Company’s effective tax rate of 3.9% in 2004 differed from the Federal statutory rate primarily due to a reversal of a valuation allowance provided for in previous years and due to the favorable effect of depletion deductions. See also Note 13 to “Notes to Consolidated Financial Statements.”

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

Strong performance at Natural Resources continued in 2005. Increased worldwide demand, particularly from China, for metallurgical coal as well as reduced supply, contributed to price increases in the world’s metallurgical coal markets. In 2005, Natural Resources produced 5.7 million tons of coal, which is 1.2 million tons lower than 2004 primarily due to a water ingress problem at Mine No. 5 that occurred during the second half of 2005 and adverse geological conditions in Mine No. 7. The water ingress problem at Mine No. 5 was rectified in the fourth quarter of 2005 and operations resumed to full capacity in December 2005, while new and much stronger longwall equipment was deployed at Mine No. 7 in the fourth quarter of 2005, which was specifically designed to alleviate continued unfavorable geological conditions at Mine No. 7.

For 2005, Natural Resources’ operating income was $164.1 million, compared to $69.7 million in 2004. The increase was due to higher metallurgical coal and natural gas sales prices and reduced legal expenses incurred versus the prior year, partially offset by lower metallurgical coal volumes and lower gas volumes and $21.9 million of idle mine costs in 2005 due to a water ingress problem at Mine No. 5 and adverse geological conditions in Mine No. 7, both of which were resolved in the fourth quarter of 2005.

In December 2004, the Company announced that it had approved a four-year capital investment program to increase coal production capacity at Mine No. 7. Capital expenditures through December 31, 2005 related to this expansion project amounted to $20.8 million.

In 2003, the Company announced that it expected to close Mine No. 5 in 2004. Due to an improvement in the metallurgical coal market, the Company extended its coal production plans for Mine No. 5 with a revised scheduled shutdown of late 2006 or early 2007. As a result of the temporary idling of Mine No. 5 and the increased manpower requirements related to an expansion program at Mine No. 7, the Company anticipated terminating fewer Mine No. 5 employees than previously estimated. As a result, the Company re-measured the restructuring liability, which resulted in a $0.6 million net reversal in 2005 of amounts previously charged to restructuring expense within the Natural Resources segment.

Sloss

Net sales and revenues were $129.0 million for 2005, an increase of $26.0 million compared to 2004. Revenue increased in 2005 due to higher prices for furnace and foundry coke, which increased 45% and 49%, respectively, over the prior year, partially offset by a 16% decline in shipments of foundry coke. Sloss operating income was $4.6 million higher than the previous year due to the favorable effect of increased sales prices, partially offset by increased coal and other costs.

Financing

Net sales and revenues were $229.2 million in 2005, a decrease of $13.6 million from 2004. This decrease is attributable to a declining portfolio as a result of fewer note originations from the Homebuilding segment and lower prepayment-related interest income. Operating income was $46.0 million in 2005, compared to $54.8 million in 2004. The segment results declined primarily as a result of lower instalment note revenues on a declining portfolio, a $6.0 million incremental provision for estimated hurricane-related losses and a $1.3 million impact from incremental loan losses expected to result from customers in hurricane impacted areas.

Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.2% at December 31, 2005, up from 4.9% at December 31, 2004 primarily due to customer payment disruptions caused by the 2005 hurricanes. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

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

	For the year ended
	December 31,
	2005	2004
Homes Completed:
Stick-Built	2,361	2,730
Modular	661	521
	3,022	3,251
Average Net Selling Price:
Stick-Built	$78,800	$73,000
Modular	$60,100	$64,000

The segment reported an operating loss of $103.9 million for the year ended December 31, 2005, compared to an operating loss of $33.3 million in the prior year. This decline was primarily due to a non-cash charge of $63.2 million in the fourth quarter of 2005 to write-off goodwill, as a result of the Company’s annual impairment testing. This write-off eliminated all of the Homebuilding segment’s goodwill from the Company’s consolidated balance sheet. This adjustment was necessary to properly reflect the fair value of Homebuilding, which has been generating losses during the last few years. Excluding the goodwill write-off, Homebuilding segment operating results declined by $7.4 million in 2005. This decline reflects lower unit completions and lower margins, partially offset by higher average selling prices and lower selling, general and administrative expenses compared to 2004. The decline in margins reflects costs in 2005 related to repairs and rework on aged units under construction. The decline in selling, general and administrative expenses in 2005 reflects lower overhead costs resulting from the closure of unprofitable model home parks between the third quarter of 2004 and second quarter of 2005 and lower advertising expenses.

Other

Net sales and revenues were $12.4 million for 2005 compared to $18.4 million in 2004. Land sales were $3.4 million better than 2004. Net general corporate expenses, principally included in selling, general and administrative expenses were $26.6 million in 2005 compared to $28.6 million in 2004. Corporate expenses declined due to lower medical costs ($3.9 million) and reduced internal and external audit services related to compliance with Sarbanes-Oxley 404 Act requirements ($2.9 million) partially offset by higher employee-related costs ($4.0 million).

FINANCIAL CONDITION

Cash and cash equivalents of continuing operations increased to $127.4 million at December 31, 2006 from $64.4 million at December 31, 2005, reflecting $181.2 million in cash flows provided by continuing operating activities, $98.5 million of cash flows used in investing activities of continuing operations and $90.0 million of cash flows used in financing activities of continuing operations. See additional discussion in the Statement of Cash Flows section that follows.

Restricted short-term investments of $90.0 million at December 31, 2006 decreased $34.5 million from December 31, 2005 due to the lower amount of pre-funding generated from the issuance of the 2006-1 Trust Asset Backed Notes as compared with the issuance of the 2005-1 Trust Asset Backed Notes and due to a decrease in prepayment speeds between the last quarter of 2006 compared to the same period in 2005.

Net receivables were $88.6 million at December 31, 2006, an increase of $14.0 million from December 31, 2005 primarily due to $18.4 million due from the Company’s insurance carrier for the settlement of claims associated with the 2005 water ingress problem at Mine No. 5.

Inventories were $108.9 million at December 31, 2006, a decrease of $13.3 million from December 31, 2005, primarily due to a reduction in the backlog of homes under construction at Homebuilding.

Prepaid expenses of $30.1 million at December 31, 2006 increased $8.7 million from December 31, 2005 primarily due to increased prepaid expenses at Natural Resources resulting from an increase in prepaid property insurance and due to the timing of and an increase in the amount of longwall move costs.

Property, plant and equipment was $311.2 million at December 31, 2006, an increase of $52.7 million over 2005 due in large part to capital expenditures at Natural Resources for the Mine No. 7 East expansion project.

Corporate debt decreased $374.4 million reflecting the conversion of $174.2 million of convertible notes and $200.2 million repayment of the term loan facility.

Accumulated postretirement benefits obligation of $330.2 million increased $105.0 million from 2005 primarily as a result of the effect of the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under its revolving credit facility and warehouse lines of credit. The Company’s principal sources of long-term funding are its bank term loan and its financings under mortgage-backed/asset-backed notes. As of December 31, 2006, total debt has decreased by $365.0 million compared to December 31, 2005. See discussion below and Note 14 of “Notes to Consolidated Financial Statements.”

Cash inflows from the sales of goods at the Company’s Natural Resources and Sloss segments are generated in the normal course, generally within 90 days or less from the date of title transfer of the goods sold. At our Financing and Homebuilding segments, the majority of homes constructed and sold by Homebuilding are internally financed. JWH incurs construction costs to build the home, which are financed via internal Company resources, including existing cash balances, cash flows generated from operations or borrowings under credit facilities. When the home is completed, JWH tenders it to the customer. At this time, JWH recognizes the sale of the home and sells the instalment note contract to MSH which recognizes an increase in instalment notes receivable. No cash is generated from this intercompany transaction. MSH then borrows periodically under its warehouse facilities, typically at 80% of the face of the instalment note contract, using the instalment note contract as collateral. On a monthly basis, MSH pays interest and other funding costs under the warehouse facilities using collections from instalment notes receivable. Historically, once there is approximately $200-300 million of accumulated borrowings under the warehouse facilities, MSH will package the instalment notes and pledge them as collateral to complete a mortgage-backed/asset-backed securitized debt offering. MSH historically has received 95% of the face value of the instalment notes receivable. MSH uses proceeds from the securitization to pay off the warehouse facilities and any excess cash flow generated would be available for general corporate purposes.

The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness for the next twelve to eighteen months. However, the Company’s operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and natural gas, levels of construction activity, costs of raw materials and interest rates.

Mortgage-backed/Asset-backed Notes

At December 31, 2006, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and consisted of eight issues of public debt and one issue of private debt providing financing for instalment notes receivable purchased by Mid-State Homes (“MSH”). Mortgage debt also includes outstanding borrowings, if any, under a $200.0 million and a $150.0 million Variable Funding Loan Agreement (“warehouse facilities”) providing temporary financing to MSH for its current purchases of instalment notes and mortgage loans from JWH and WMC. At December 31, 2006, there were no borrowings outstanding under these warehouse facilities, leaving a total of $350.0 million available for future borrowings.

In November 2006, Mid-State Capital Corporation, a wholly owned subsidiary of the Company completed its 2006-1 Trust private offering of $256.9 million in asset-backed bonds with a single maturity date of October 2040 and with a weighted average, fixed interest coupon of 6.28%.

2005 Walter Credit Agreement

The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly owned domestic subsidiaries of the Company. The 2005 Walter Term Loan requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 175 basis points over LIBOR. At December 31, 2006, the balance outstanding on the term loan was $248.7 million and the weighted-average interest rate was 7.12%. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.35% and the interest rate is a floating rate of 150 basis points over LIBOR. At December 31, 2006, there were no borrowings outstanding under the revolving credit facility, but the Company issued $62.5 million in letters of credit, reducing availability for borrowings to $162.5 million.

In February 2006, the Company sold 2.65 million shares of common stock for $168.7 million of net cash proceeds. Of these proceeds, $102.9 million was used to repay the term loan facility. In addition, during the year ended December 31, 2006, the Company repaid $22.3 million on the term loan facility on a mandatory basis and made $75.0 million of optional prepayments using available cash flow.

Convertible Senior Subordinated Notes

On April 20, 2004, the Company issued $175.0 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due May 1, 2024 (the “convertible notes”). During 2006, holders of $174.2 million of the Company’s convertible notes surrendered their convertible notes in exchange for 9.761 million shares of the Company’s common stock and $19.4 million of conversion inducement fees.

At December 31, 2006, the $0.8 million remaining convertible notes outstanding are currently convertible into 84,000 shares of the Company’s common stock, as conversion conditions specified in the Indenture regarding market price have been satisfied.   Each $1,000 principal note may convert into 107.0241 shares of the Company’s common stock, which represents a conversion price of approximately $9.34 per share.

Statement of Cash Flows

Cash from continuing operations was approximately $127.4 million and $64.4 million at December 31, 2006 and December 31, 2005, respectively. Cash increased primarily due to cash flows generated from operations, partially reduced by cash flows used in investing and financing activities.

Cash flows provided by operating activities of continuing operations were $181.2 million in 2006 as compared to $251.3 million in 2005. The decrease year-over-year is primarily due to the increase in instalment note receivables. The 2005 cash flow benefited from higher prepayments as compared to 2006, primarily due to a more favorable interest rate market in 2005 which contributed to increased customer refinancing activity and thus, prepayments.

Cash flows used in investing activities of continuing operations in 2006 were $98.5 million as compared to $1.0 billion in 2005. The major cause of this change is the 2005 acquisition of Mueller Water for $867.0 million, net of cash acquired. Cash flows used in investing activities of continuing operations in 2006 included cash flows used to purchase property, plant and equipment ($101.1 million) and to purchase mortgage loans ($103.8 million). These cash outflows were partially offset by principal payments received on purchased loans totaling $46.0 million and cash inflows from restricted short term investments totaling $34.5 million.

Cash flows used in financing activities of continuing operations in 2006 were $90.0 million compared to cash flows provided by financing activities of $410.5 million in 2005. Financing activities in 2005 included

$460.0 million of borrowings, primarily related to the acquisition of Mueller Water. Cash flows used in financing activities of continuing operations in 2006 included retirements of corporate debt ($200.2 million) and retirements of mortgage-back/asset-backed notes ($392.6 million), substantially offset by cash proceeds from the sale of the Company’s common stock ($168.7 million) and the issuance of mortgage-backed/asset-backed notes ($401.9 million). Cash used in financing activities in 2006 also includes $82.1 million of cash remaining on Mueller Water’s balance sheet at the time of the spin-off.

Capital expenditures totaled $101.1 million in the year ended December 31, 2006 related principally to the Mine No. 7 East expansion project and other mine development activities at Natural Resources. We estimate that capital expenditures for the year ending December 31, 2007 will approximate $125 million to $150 million. Of this amount, approximately $70 million to $80 million relates to the Mine No. 7 East expansion project. Actual expenditures in 2007 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

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

The following tables summarize the Company’s contractual obligations and commercial commitments as of December 31, 2006. The unconditional purchase obligations primarily represent commitments to purchase raw materials. This table does not include interest owed on these obligations. For the year ended December 31, 2006, the Company paid approximately $32.6 million of interest on corporate debt. For the year ending December 31, 2007, the Company estimates total cash interest payments related to corporate debt will be approximately $18.7 million.

Contractual obligations and commercial commitments:

		Payments Due by Period (in Thousands)
	Total	2007	2008	2009	2010	2011	Thereafter
Mortgage-backed/asset-backed debt(1)	$1,736,706	$250,751	$210,726	$181,097	$164,897	$147,042	$782,193
Corporate debt(2)	248,706	2,519	2,519	2,519	2,519	2,519	236,111
Convertible senior subordinated notes	785	—	—	—	—	—	785
Operating leases	29,166	9,755	7,922	5,142	3,075	2,466	806
Unconditional purchase obligations	30,402	30,402	—	—	—	—	—
Total contractual cash obligations	$2,045,765	293,427	221,167	188,758	170,491	152,027	$1,019,895
Other long-term liabilities(3)		21,970	18,734	20,228	21,589	22,598
Total cash obligations		$315,397	$239,901	$208,986	$192,080	$174,625

(1)          The asset-backed note payments are based on scheduled maturities, adjusted for estimated prepayments and delinquencies. Prepayments are estimated based on historical experience and expectations about future economic conditions, particularly interest rates.

(2)          In January 2007, the Company used $28.0 million of available cash to repay a portion of the term loan outstanding under the 2005 Walter Credit Agreement.

(3)          Other long-term liabilities include pension and other post-retirement benefit liabilities. While the estimated total liability is actuarially determined, there are no definitive payments by period as pension contributions depend on government-mandated minimum funding requirements and other post-retirement benefits are paid as incurred. Accordingly, amounts by period included in this schedule are estimates and primarily include estimated post-retirement benefits.

Available commitments under existing borrowing arrangements:

		Amounts of Commitment Expiration per Year
	Total
	Amounts	Less than	1 - 3	4-5	Over 5
(in thousands)	Committed	1 Year	Years	Years	Years
Trust IX Variable Funding Loan Facility	$150,000	$150,000	$—	$—	$—
Trust XIV Variable Funding Loan Facility	200,000	200,000	—	—	—
Revolving Credit Facilities(1)	162,500	—	—	162,500	—
Total available commitments	$512,500	$350,000	$	$162,500	$—

(1)          Includes a sub-facility for standby and commercial letters of credit of which $62.5 million was utilized at December 31, 2006.

Environmental, miscellaneous litigation and other commitments and contingencies:

See Note 18 of “Notes to Consolidated Financial Statements” for discussion of these matters not included in the tables above due to their contingent nature.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company’s operations. These risks generally arise from transactions entered into in the normal course of business. The Company’s primary market risk exposures relate to interest rate risk and commodity risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

The Company’s primary interest rate risk exposures relate to the interest rates on its third-party indebtedness and the instalment notes receivable portfolio during the warehousing period and prepayments thereof.

On October 3, 2005, the Company entered into a credit agreement as more fully described in Note 14 of “Notes to Consolidated Financial Statements” with total credit facilities of $675.0 million and floating rate interest rates based on LIBOR plus a spread.

On November 1, 2005, the Company entered into an interest rate hedge agreement (“hedge”) with a notional value of $75 million, as more fully described in Note 14 of “Notes to Consolidated Financial Statements.”  The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Walter Credit Agreement. The structure of the hedge is a three-year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three-month LIBOR rates are below the floor and to receive payments from the counter-party when the three-month LIBOR rates are above the cap. It is anticipated that the hedge will be settled upon maturity, and will be accounted for as a cash flow hedge. The changes in the fair value of these swaps that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

On November 28, 2006, the Company entered into two interest rate hedge agreements each with a notional value of $25.0 million. On January 30, 2007 and February 14, 2007, the Company entered into two additional hedge agreements with notional values of $50.0 million and $35.0 million, respectively. The objective of these hedges is to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed bonds anticipated to be priced on or around April 1, 2008. The hedges will be settled on or before maturity and are being accounted for as a cash flow hedges. As such, changes in the fair value of the hedges that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

A ten percent decrease in interest rates from the December 31, 2006 and 2005 rates would result in an increase to annual pre-tax income from these financial instruments of approximately $1.8 million and $3.2 million, respectively, while a ten percent increase in rates would decrease annual pre-tax income approximately $1.4 million and $2.8 million, respectively.

The Company’s fixed-rate gross instalment notes receivables were $1.793 billion and fixed-rate mortgage-backed/asset-backed notes were $1.737 billion as of December 31, 2006. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

Commodity risks

The Company is exposed to commodity price risk on sales of natural gas. On an annual basis, the Company’s sales of natural gas approximates 6.8 million mmbtu (equivalent of 7.0 billion cubic feet).

The Company occasionally utilizes derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. During 2006 and 2005, the Company hedged approximately 42% and 32%, respectively, of its natural gas sales with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. These swap contracts resulted in cash inflows of $12.3 million in 2006 and cash outflows of $3.0 million in 2005, impacting net sales and revenues.

At December 31, 2006, swap contracts to hedge approximately 0.6 million mmbtu of anticipated natural gas sales in 2007 and at December 31, 2005, swap contracts to hedge approximately 4.5 million mmbtu of anticipated natural gas sales in 2006, were outstanding as more fully described in Note 19 of “Notes to Consolidated Financial Statements.” At December 31, 2006, a ten percent increase in the natural gas prices would result in a $0.4 million decrease in the fair value of the swap contracts outstanding. On February 8, 2007, the Company entered into an additional swap contract to hedge approximately 1.35 million mmbtu of anticipated natural gas sales in 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides the minimum recognition threshold that a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”  The Company estimates the adoption of this interpretation, which becomes effective January 1, 2007, will result in an adjustment to decrease the beginning retained earnings by approximately $5.0 million to $10.0 million.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet and to recognize changes in that funded status as a component of other comprehensive income. See Note 15 for the impact of this guidance, which was effective December 31, 2006. In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company uses a September 30 measurement date and will be required to adopt this provision December 31, 2008. The Company has not yet determined what impact the adoption of this requirement of this statement will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“AUG AIR-1”), which provides guidance on which methods are allowed to properly account for planned major maintenance activities. The three accepted methods under AUG AIR-1 are direct expense, built-in overhaul, and deferral methods. The Company has not yet determined what impact the adoption of this statement, which becomes effective January 1, 2007, will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows reporting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings that result from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”  The Company has not yet determined what impact the adoption of this requirement, which becomes effective January 1, 2008, will have on its consolidated financial statements.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers’ demand for the Company’s products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company’s mining operations, changes in customer orders, pricing actions by the Company’s competitors, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Risks associated with forward-looking statements are more fully described in the Company’s filings with the Securities and Exchange Commission. Those risks also include the timing of and ability to execute other strategic actions that may be pursued. The Company has no duty to update its outlook statements as of any future date.

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2006(4)	March 31	June 30	September 30	December 31(1)
Net sales and revenues	$322,175	$329,159	$341,695	$316,827
Income from continuing operations	36,049	37,475	35,661	28,435
Income (loss) from discontinued operations	(750)	26,486	27,584	7,429
Net income	$35,299	$63,961	$63,245	$35,864
Diluted income (loss) per share:(2)(3)
Income from continuing operations	$0.73	$0.74	$0.70	$0.55
Income from discontinued operations	(0.02)	0.50	0.53	0.14
Net income	$0.71	$1.24	$1.23	$0.69

	Quarter ended
Fiscal Year 2005(4)	March 31	June 30	September 30	December 31(1)
Net sales and revenues	$247,803	$312,105	$253,187	$324,947
Income (loss) from continuing operations	16,551	33,739	14,269	(29,398)
Income (loss) from discontinued operations	2,214	7,742	5,928	(43,999)
Net income (loss)	$18,765	$41,481	$20,197	$(73,397)
Diluted income (loss) per share: (2)(3)
Income (loss) from continuing operations	$0.36	$0.71	$0.31	$(0.75)
Income (loss) from discontinued operations	0.05	0.16	0.12	(1.13)
Net income (loss)	$0.41	$0.87	$0.43	$(1.88)

(1)          Results for the fourth quarter 2006 include $23.4 million of income related to the settlement of an insurance claim associated with a 2005 water ingress problem at Mine No. 5. The fourth quarter 2005 results include a $63.2 million goodwill impairment charge at Homebuilding.

(2)          The sum of quarterly earnings per share amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to rounding differences.

(3)          Dilutive earnings per share includes the dilutive effect of the Company’s convertible senior subordinated notes, issued April 2004.

(4)          Amounts vary from previous Form 10-Q disclosures as a result of classifying Mueller Water as discontinued operations in connection with the December 14, 2006 spin-off.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Incorporated by reference to the 2007 Proxy Statement.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company’s management, including the Company’s vice chairman (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations and that such information is accumulated and communicated to  the Company’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based on this evaluation, the principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Victor P. Patrick	49	Vice Chairman, General Counsel and Secretary
Joseph J. Troy	43	Executive Vice President, Chief Financial Officer
Mark J. O’Brien	64	Chairman and Chief Executive Officer, JWH Holding Company, LLC
George R. Richmond	56	Chief Executive Officer of Jim Walter Resources, Inc.
Ronald E. McCaslin	59	President of Jim Walter Homes, Inc.
Charles E. Cauthen	48	Chief Financial Officer of JWH Holding Company, LLC and President of Mid-State Homes, Inc.
Miles C. Dearden	47	Senior Vice President, Treasurer
Lisa A. Honnold	39	Senior Vice President, Controller
Larry E. Williams	59	Senior Vice President, Human Resources

Our executive officers as of March 1, 2007 are listed below.

Victor P. Patrick was appointed Vice Chairman in August 2006 and has continued to serve as GeneralCounsel and Secretary since joining the Company in August 2002. Mr. Patrick was appointed as a Director of the Company in December 2006. Prior to joining the Company, he worked for Honeywell International from 1994 to July 2002, most recently as Vice President, Secretary and Deputy General Counsel.

Joseph J. Troy was appointed Executive Vice President, Chief Financial Officer in August 2006. Mr. Troy has also served as Senior Vice President—Financial Services, President of Mid-State Homes and Senior Vice President and Treasurer of the Company since November 2000. He was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000 to November 2000. From 1998 through February 2000, he was Vice President and Treasurer of the Company.

Mark J. O’Brien was appointed Chairman and Chief Executive Officer of the Company’s JWH Holding Company, LLC (consisting of its Financing and Homebuilding businesses) in February 2006. Mr. O’Brien has also served as a member of the Company’s board of directors since June 2005. Previously, he was the Chief Executive Officer of Pulte Homes, Inc., where he served in various capacities for 21 years until his retirement in 2003.

George R. Richmond was appointed Chief Executive Officer of Jim Walter Resources in February 2006 and President and Chief Operating Officer of Jim Walter Resources in 1997. Mr. Richmond has held various positions at JWR since 1978. Mr. Richmond was appointed as a Director of the Company in December 2006.

Ronald E. McCaslin was appointed President of Jim Walter Homes, Inc. in October 2006. Mr. McCaslin previously served as president of Stratford Homes. Prior thereto, he was President and Chief Operating Officer for the manufacturing division of American Homestar. Additionally, he has held executive positions with Fleetwood Homes as well as with companies in the commercial appliance and equipment industry.

Charles E. Cauthen was appointed Chief Financial Officer of JWH Holding Company, LLC and President of Mid-State Homes, Inc. in November 2006. Prior thereto, he served as President of Jim Walter Homes since August 2005. Previously, he served the Company as Chief Operating Officer of Jim Walter Homes since February 2005 and Senior Vice President and Controller since November 2000. Prior thereto, he was Senior Vice President and Chief Financial Officer—Consumer Products Group, Bank of America, from 1999 to November 2000.

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

Additional Information

Additional information, as required in Item 10. “Directors and Executive Officers of the Registrant” are incorporated by reference to the Proxy Statement (the “2007 Proxy Statement”) included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended.

Item 11.                 Executive Compensation

Incorporated by reference to the 2007 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2007 Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2007 Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

Incorporated by reference to the 2007 Proxy Statement.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)                     Financial Statements - See Index to Financial Statements on page F-1.

(2)                   Exhibits—See Item 15(b).

(b)          Exhibits—See Index to Exhibits on pages E1—E-4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INDUSTRIES, INC.
March 1, 2007	/s/ JOSEPH J. TROY
Joseph J. Troy, Executive Vice President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	March 1, 2007	/S/ VICTOR P. PATRICK
Victor P. Patrick, Vice Chairman and Director, General Counsel and Secretary, Principal Executive Officer
	March 1, 2007	/S/ HOWARD L. CLARK JR.
Howard L. Clark, Jr., Director*
	March 1, 2007	/S/ JERRY W. KOLB
Jerry W. Kolb, Director*
	March 1, 2007	/S/ PATRICK A. KRIEGSHAUSER
Patrick A. Kriegshauser, Director*
	March 1, 2007	/S/ JOSEPH B. LEONARD
Joseph B. Leonard, Director*
	March 1, 2007	/S/ MARK J. O’BRIEN
Mark J. O’Brien, Director, Chairman and Chief Executive Officer, JWH Holding Company, LLC*
	March 1, 2007	/S/ BERNARD G. RETHORE
Bernard G. Rethore, Director*
	March 1, 2007	/S/ GEORGE R. RICHMOND
George R. Richmond, Director, President and Chief Executive Officer, Jim Walter Resources*
	March 1, 2007	/S/ MICHAEL T. TOKARZ
Michael T. Tokarz, Chairman*
	March 1, 2007	/S/ LISA A. HONNOLD
Lisa A. Honnold, Senior Vice President, Controller and Principal Accounting Officer
By:	S/ JOSEPH J. TROY
Joseph J. Troy
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets—December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2006	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Three Years in the Period Ended December 31, 2006	F-6

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2006	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Stockholders of Walter Industries, Inc.:

We have completed integrated audits of Walter Industries, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 and Note 15 to the consolidated financial statements, the Company has changed the manner in which it accounts for share-based compensation and for defined benefit pension and other postretirement plans, respectively.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Tampa, Florida

February 28, 2007

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$127,370	$64,436
Short-term investments, restricted	90,042	124,573
Instalment notes receivable, net of allowance of $13,011 and $12,489, respectively	1,779,697	1,693,922
Receivables, net	88,643	74,610
Inventories	108,871	122,146
Prepaid expenses	30,146	21,460
Property, plant and equipment, net	311,189	258,502
Other long-term assets	137,262	121,991
Goodwill	10,895	10,895
Assets of discontinued operations	—	2,911,369
	$2,684,115	$5,403,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62,706	$53,355
Accrued expenses	96,552	95,221
Debt:
Mortgage-backed/asset-backed notes	1,736,706	1,727,329
Corporate debt	249,491	623,875
Accrued interest	17,053	20,397
Accumulated postretirement benefits obligation	330,241	225,241
Other long-term liabilities	189,458	182,664
Liabilities of discontinued operations	—	2,187,206
Total liabilities	$2,682,207	$5,115,288
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock, $.01 par value per share:
Authorized—200,000,000 shares Issued—72,730,770 and 59,818,401 shares	728	598
Capital in excess of par value	757,699	1,210,751
Accumulated deficit	(398,564)	(602,002)
Treasury stock—20,771,902 shares, at cost	(259,317)	(259,317)
Accumulated other comprehensive loss	(98,638)	(61,414)
Total stockholders’ equity	1,908	288,616
	$2,684,115	$5,403,904

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2006	2005	2004
Net sales and revenues:
Net sales	$1,046,711	$908,697	$749,878
Interest income on instalment notes	199,659	206,582	220,041
Miscellaneous	63,486	22,763	14,882
	1,309,856	1,138,042	984,801
Cost and expenses:
Cost of sales (exclusive of depreciation)	703,539	632,811	553,413
Depreciation	39,017	31,976	33,697
Selling, general and administrative	149,762	154,526	168,339
Provision for losses on instalment notes	9,062	10,724	12,402
Postretirement benefits	13,537	14,401	9,487
Interest expense—mortgage-backed/asset-backed notes	118,743	122,005	127,273
Interest expense—corporate debt	38,014	23,400	18,182
Amortization of intangibles	2,405	3,641	4,976
Restructuring and impairment charges	5,048	63,445	470
Provision (credit) for estimated hurricane insurance losses	(1,046)	10,044	3,983
Debt conversion expense	19,370	—	—
	1,097,451	1,066,973	932,222
Income from continuing operations before income tax expense and minority interest	212,405	71,069	52,579
Income tax expense	67,821	36,718	2,045
Income from continuing operations before minority interest	144,584	34,351	50,534
Minority interest in net loss of affiliate	1,000	—	—
Income from continuing operations	145,584	34,351	50,534
Income (loss) from discontinued operations	52,785	(27,305)	(617)
Net income	$198,369	$7,046	$49,917
Basic income per share:
Income from continuing operations	$3.31	$0.89	$1.31
Income (loss) from discontinued operations	1.20	(0.71)	(0.02)
Net income	$4.51	$0.18	$1.29
Diluted income per share:
Income from continuing operations	$2.86	$0.78	$1.16
Income (loss) from discontinued operations	1.01	(0.55)	(0.02)
Net income	$3.87	$0.23	$1.14

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31, 2006
(in thousands)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$276,610	$557	$1,150,442		$(658,965)	$(164,018)	$(51,406)
Comprehensive income:
Net income	49,917			$49,917	49,917
Other comprehensive income (loss), net of tax:
Increase in additional pension liability	(405)			(405)			(405)
Net unrealized gain on hedges	702			702			702
Comprehensive income				$50,214
Stock issued upon exercise of stock options	26,580	23	26,557
Tax benefit from the exercise of stock options	5,363		5,363
Purchases of treasury stock	(95,299)					(95,299)
Dividends paid, $.13 per share	(4,939)		(4,939)
Stock-based compensation	698		698
Balance at December 31, 2004	259,227	580	1,178,121		(609,048)	(259,317)	(51,109)
Comprehensive loss:
Net income	7,046			$7,046	7,046
Other comprehensive loss, net of tax:
Cumulative foreign currency translation adjustment	(113)			(113)			(113)
Increase in additional pension liability	(9,573)			(9,573)			(9,573)
Net unrealized loss on hedges	(619)			(619)			(619)
Comprehensive loss				$(3,259)
Stock issued upon exercise of stock options	19,872	18	19,854
Tax benefit from the exercise of stock options	17,469		17,469
Dividends paid, $.16 per share	(6,145)		(6,145)
Stock-based compensation	1,452		1,452
Balance at December 31, 2005	288,616	598	1,210,751		(602,002)	(259,317)	(61,414)
Adjustment to initially apply SEC SAB No. 108	5,069				5,069
Adjusted balance at December 31, 2005	293,685	598	1,210,751		(596,933)	(259,317)	(61,414)
Comprehensive income:
Net income	198,369			$198,369	198,369
Other comprehensive income, net of tax:
Cumulative foreign currency translation adjustment	1,053			1,053			1,053
Decrease in additional pension liability	703			703			703
Net unrealized gain on hedges	4,113			4,113			4,113
Comprehensive income				$204,238
Adjustment to initially apply FASB Statement No. 158	(74,513)						(74,513)
Sale of common stock	168,680	26	168,654
Stock issued upon conversion of convertible notes	176,108	98	176,010
Gain on sale of investment in Mueller Water Products, Inc. through initial public offering	132,048		125,088				6,960
Stock dividend for spin-off of Mueller Water Products, Inc.	(919,933)		(944,393)				24,460
Stock issued upon exercise of stock options	4,735	6	4,729
Tax benefit on the exercise of stock options	8,310		8,310
Dividends paid, $.16 per share	(6,825)		(6,825)
Stock-based compensation	15,375		15,375
Balance at December 31, 2006	$1,908	$728	$757,699		$(398,564)	$(259,317)	$(98,638)

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$198,369	$7,046	$49,917
Income (loss) from discontinued operations	(52,785)	27,305	617
Income from continuing operations	145,584	34,351	50,534
Adjustments to reconcile income from continuing operations to net cash provided by operations:
Provision for losses on instalment notes receivable	9,062	10,724	12,402
Depreciation	39,017	31,975	33,697
Restructuring and impairment charges	5,048	64,062	—
Provision for (benefit from) deferred income taxes	13,639	19,357	(8,468)
Other	14,341	30,302	17,905
Decrease (increase) in assets, net of effect of acquisition:
Receivables	(30,222)	5,351	6,200
Inventories	13,275	(15,761)	(8,402)
Prepaid expenses	(4,784)	(2,845)	(13,276)
Instalment notes receivable, net	(33,755)	52,585	50,628
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	(1,040)	16,488	(25,434)
Accrued expenses	14,329	1,096	15,576
Accrued interest	(3,344)	3,584	(306)
Cash flows provided by operating activities	181,150	251,269	131,056
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	10,500	(867,085)	—
Purchases of loans	(103,823)	(61,098)	(40,229)
Principal payments received on purchased loans	45,954	21,072	9,156
Additions to property, plant and equipment	(101,055)	(114,518)	(29,979)
Cash proceeds from sale of property, plant and equipment	4,273	4,495	6,508
Decrease (increase) in short-term investments, restricted	34,531	(24,668)	410
Other	11,159	109	2,124
Cash flows used in investing activities	(98,461)	(1,041,693)	(52,010)
FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	401,876	393,463	409,517
Payments on mortgage-backed/asset-backed notes	(392,647)	(429,004)	(475,588)
Proceeds from issuance of corporate debt	—	460,000	310,701
Retirement of corporate debt	(200,169)	(11,125)	(250,895)
Sale of common stock	168,680	—	—
Cash spun-off with Mueller Water Products, Inc.	(82,145)	—	—
Purchases of treasury stock	—	—	(95,299)
Tax benefit on the exercise of employee stock options	8,310	—	—
Exercise of employee stock options	4,735	19,872	26,580
Other	1,372	(22,740)	(12,969)
Cash flows provided by (used in) financing activities	(89,988)	410,466	(87,953)
Cash flows used in continuing operations	(7,299)	(379,958)	(8,907)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by operating activities	64,131	87,753	22,959
Cash flows used in investing activities	(80,249)	(31,106)	(27,110)
Cash flows provided by financing activities	13,391	413,783	—
Cash flows provided by (used in) discontinued operations	(2,727)	470,430	(4,151)
Net increase (decrease) in cash and cash equivalents	$(10,026)	$90,472	$(13,058)
Cash and cash equivalents at beginning of period	$64,436	$46,924	$59,809
Add: Cash and cash equivalents of discontinued operations at beginning of period	72,960	—	173
Net increase (decrease) in cash and cash equivalents	(10,026)	90,472	(13,058)
Less: Cash and cash equivalents of discontinued operations at end of period	—	(72,960)	—
Cash and cash equivalents at end of period	$127,370	$64,436	$46,924

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

SUPPLEMENTAL DISCLOSURES:
Interest paid	$148,703	$135,408	$137,646
Income taxes paid (refunded), net	$32,495	$18,483	$(466)
Non-cash conversion of Senior Subordinated Convertible
Notes into common stock	$174,215	$—	$—
Non-cash dividend to spin-off Mueller Water Products, Inc.	$944,393	$—	$—
Investing Activities:
Acquisition of Mueller Water:
Fair value of assets acquired	$—	$2,539,833	$—
Liabilities assumed	—	(1,596,448)	—
Less: Cash acquired	—	(76,300)	—
Net cash paid	$—	$867,085	$—

The accompanying notes are an integral part of the consolidated financial statements

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

Walter Industries, Inc. (“Walter”), together with its consolidated subsidiaries (“the Company”), is a diversified company which operates in five reportable segments:  Natural Resources, Sloss, Financing, Homebuilding and Other, see Note 20. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction. In the fourth quarter of 2006, the Company began reporting Sloss as a separate segment due to its significance in relation to all continuing operating segments. Prior to the fourth quarter Sloss was included in the Other segment. All prior year disclosures reflect this change.

NOTE 2—Discontinued Operations

Acquisition, Initial Public Offering and Spin-off of Mueller Water Products, Inc.

Acquisition

In October 2005, the Company acquired all of the outstanding common stock of Mueller Water Products, Inc. (“Mueller Water”) for $943.4 million and assumed approximately $1.1 billion of indebtedness at Mueller Water. In conjunction with the acquisition, the Company’s wholly owned subsidiary, United States Pipe and Foundry Company, LLC, (“U.S. Pipe”) was contributed to Mueller Water.

Also in October 2005, the Company announced its plan to undertake an initial public offering and spin-off of Mueller Water to unlock shareholder value by creating a “pure play” water infrastructure company and a predominantly “pure play” coal company.

Initial public offering

In June 2006, Mueller Water completed its initial public offering (“IPO”) of 28.8 million shares of Series A common stock, at $16 per share (NYSE: MWA). The net proceeds of $428.9 million were used to repay a portion of Mueller Water’s existing debt and the Company recognized a gain of $132.0 million on the sale of the 25.1% ownership interest which has been included in stockholders’ equity. In connection with the IPO, Mueller Water issued approximately 85.8 million shares of Series B common stock to the Company in exchange for the Company’s one share held prior to the IPO.

Spin-off

On December 14, 2006, the Company distributed all of its 85.8 million shares of Mueller Water Series B common stock to its shareholders. The distribution took place in the form of a pro rata common stock dividend whereby each shareholder received 1.6524432  shares of Mueller Water Series B common stock for each share of Company common stock held on the record date (“the spin-off”). The spin-off was intended to be tax-free to the Company and to the shareholders of the Company for U.S. income tax purposes, except for any cash received in lieu of fractional shares.

As a result of the distribution, the Company no longer has any ownership interest in Mueller Water. The Company and Mueller Water have entered into several agreements to facilitate the spin-off, including a Transition Services Agreement to provide certain services to each other, including tax, accounting, human resources and communication. The term of the services to be provided varies, but the Agreement is expected to terminate one year from the spin-off date. The Company and Mueller Water entered into an Income Tax Allocation Agreement that sets forth the rights and obligations of the Company and Mueller Water with respect to taxes and other liabilities that could be imposed in the event of a determination by the Internal Revenue Service, upon audit, that the transaction is inconsistent with the tax-free status of the spin-off. Additionally, the Company and Mueller also entered into a Joint Litigation Agreement that allocates responsibilities for pending and future litigation and claims, allocates insurance coverages and third-party indemnification rights, where appropriate, and provides that each party should cooperate with each other regarding such litigation claims and rights on a going forward basis.

As a result of the spin-off, amounts previously reported in the Mueller Co., Anvil and U.S. Pipe segments (collectively, “Mueller Water”) are presented as discontinued operations for all periods presented.

The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services which supported segment operations to discontinued operations, in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations.”  These costs represent expenses that have historically been allocated to and recorded by the Company’s operating segments as selling, general and administrative expenses. The Company did not elect to allocate additional interest expense to discontinued operations in accordance with EITF 87-24.

Other Discontinued Operations Activity

In December 2003, the Company sold Applied Industrial Materials Corporation (“AIMCOR”), previously a wholly owned subsidiary of the Company, to Oxbow Carbon and Minerals LLC (“Oxbow”) for $127.7 million. Per the sales agreement for the divestiture of AIMCOR, the final sales price was subject to certain post-closing cash and net working capital adjustments. These adjustments are defined in the sales agreement and were subject to resolution and arbitration processes provided for in the agreement. As a result of this transaction, the Company recognized in 2003 a receivable for estimated net cash and working capital adjustments due to the Company. During 2006, the Company recognized a charge of $1.7 million, net of a tax benefit of $0.9 million, to reflect the net realizable value of the receivable of $11.3 million, which was collected in December  2006. This charge, as well as other legal and consulting costs resulting from the transaction, is included as a loss from discontinued operations in the consolidated statement of operations.

The table below presents the significant components of operating results included in income (loss) from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands).

	For the years ended December 31,
	2006	2005	2004
Net sales and revenues	$1,792,364	$916,098	$564,478
Income (loss) from discontinued operations before income tax expense and minority interest	$111,145	$(44,257)	$4,573
Income tax (expense) benefit	(46,216)	16,952	(5,190)
Minority interest in net income	(12,144)	—	—
Income (loss) from discontinued operations	$52,785	$(27,305)	$(617)

The assets and liabilities reflected as discontinued operations in the consolidated balance sheet as of December 31, 2005 are shown below (in thousands).

Cash and cash equivalents	$72,960
Receivables, net	276,505
Inventory	429,147
Prepaid expenses	9,859
Property, plant and equipment, net	344,848
Other long-term assets	72,095
Identifiable intangibles, net	849,294
Goodwill	856,661
Total assets	$2,911,369
Accounts payable	$107,861
Accrued expenses	118,375
Accrued interest	12,222
Debt	1,548,578
Other long-term liabilities	400,170
Total liabilities	$2,187,206

Accumulated other comprehensive loss associated with discontinued operations at December 31, 2005 was $34.0 million, including $32.9 million of minimum pension liability, $1.0 million of net unrealized loss on hedges and a $0.1 million of foreign currency translation loss.

NOTE 3—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. The notes to consolidated financial statements, except where otherwise indicated, relate to continuing operations only.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, investments, instalment notes receivable, and trade and other receivables.

The Company maintains cash and cash equivalents in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade and other receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2006, 32%, 15%, 8%, and 6%, (December 31, 2005, 31%, 15%, 9%, and 6%) are secured by homes located in the states of Texas, Mississippi, Alabama, and Florida and Louisiana (each 6%), respectively. The Company believes the potential for incurring material losses related to the concentration of these credit risks is remote.

The Company provides insurance to homeowners primarily in the southeastern United States and, due to the concentration in this area, is subject to risk of loss due to the threat of hurricanes and other natural disasters.

Revenue Recognition

The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements.”

Natural Resources—For coal shipments via rail, revenue is recognized when title and risk of loss transfer to the customer when the railcar is loaded. For coal shipments via ocean vessel, revenue is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. For the Company’s methane gas operations, revenues are recognized when the gas has been transferred to the customer’s pipeline, at which time transfer of title occurs.

Miscellaneous income in 2006 includes $23.4 million related to the settlement of an insurance claim associated with a 2005 water ingress problem at Mine No. 5.

Sloss—For products shipped via rail or truck, revenue is recognized when the risk of loss and title transfers to the customer, generally at the point of shipment.

Financing—Within the Financing segment, Mid-State Homes, Inc. (“MSH”) purchases, securitizes and services instalment notes and mortgages originated by Jim Walter Homes (“JWH”) and Walter Mortgage Company (“WMC”). JWH offers financing to homebuyers and WMC originates and purchases loans that are secured by mortgages and liens. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC.

Instalment notes receivable are initially recorded by JWH at the discounted value of the future instalment note payments using an imputed interest rate. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with credit ratings similar to JWH’s customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note payoffs received in advance of scheduled maturity (prepayments) effect the amount of interest income due to the recognition of any remaining unamortized discounts or premiums arising from the note’s inception.

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

The Financing segment sells homes and related real estate repossessed or foreclosed on from customers in default of their loans or notes (“Repo Sales”). Repo Sales involve the sale and, in most circumstances, the financing of both a home and related real estate. Revenues from Repo Sales are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the instalment method until the buyer’s investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

Homebuilding—The Company’s operations involve three principal types of homebuilding transactions:

a.                 Selling a home constructed for consumers on real estate owned by the consumer (“On Your Lot Sales”);

b.                Selling modular homes constructed in a factory principally to distributors for resale to consumers (“Modular Sales”);

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

Modular Sales are generally made to distributors for resale to consumers and do not involve sales of real estate. Sales are made under various customary industrial credit terms, with receivables due within 10 to 90 days following delivery. Revenue is recognized when legal ownership has transferred and upon delivery to the distributor or to a customer site.

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

c.                 The Company’s receivable is secured by a first mortgage and is not subject to future subordination; and

d.                The Company transfers to the buyer the risks and rewards of ownership and does not have any continuing involvement with the property.

Other—Land sales are recognized as revenue when legal transfer of ownership to the buyer occurs, which is at closing.

Given the diversity of the Company’s businesses, many transactions have unique characteristics, which have to be analyzed on a case-by-case basis. This diversity of products and contracts can lead to variations in the timing of income recognition. However, most transactions are not individually significant, nor could they materially impact earnings.

Shipping and Handling

Costs to ship products to customers are included in cost of sales and amounts billed to customers, if any, to cover shipping and handling are included in net sales.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less, when purchased, and are stated at cost which approximates market. The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment (i.e. book cash overdrafts) are included in accounts payable.

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

Direct internal and external costs to implement computer systems and software are capitalized and are amortized over the estimated useful life of the system or software, which generally is 3 to 5 years beginning when site installations or module development is complete and ready for its intended use.

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” related to reclamation efforts for its Natural Resources segment. Under SFAS No. 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset.

The Company applies Financial Accounting Standards Board Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  The Company has certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of its facilities, primarily in the Sloss segment. A liability has not been recognized as of December 31, 2006 because the fair value of the obligation cannot be reasonably estimated. The Company cannot estimate the timing of recognition because it plans to operate the facilities that are subject to the asset retirement obligations for the foreseeable future. The Company would recognize a liability in the period in which sufficient information became available to reasonably estimate the liability’s fair value.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the assets are recoverable, see Note 5.

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

	December 31,
	2006	2005
Undiscounted aggregated estimated claims to be paid	$39,952	$40,359
Workers compensation liability recorded on a discounted basis	33,513	33,666

The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. The weighted average rate used for discounting the liability at December 31, 2006 was 4.64%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.2 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.2 million.

The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The actuarially determined present value of the obligation using a discount factor of 5.7% and 5.4% for 2006 and 2005, respectively, recorded by the Company was $7.4 million and $7.2 million as of December 31, 2006 and 2005, respectively, and was recorded in other long-term liabilities. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $1.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.4 million.

Insurance Claims (Hurricane Losses)

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

The Company recorded a credit in 2006 and a provision in 2005 and 2004 for estimated hurricane insurance losses of $(1.0) million, $10.0 million and $4.0 million, net of expected reinsurance proceeds from unrelated insurance carriers, respectively. These estimates, recorded in the Financing segment, were for estimated claim losses as a result of damage from Hurricanes Katrina and Rita in 2005 and four hurricanes in 2004 that impacted the Company’s market area.

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

Derivative Instruments and Hedging Activities

The Company enters into interest rate hedge agreements in accordance with the Company’s internal debt and interest rate risk management policy which is designed to mitigate risks related to floating rate financing agreements which are subject to changes in the market rate of interest. Also, the Company enters into interest rate hedge agreements designed to protect against the risk of rising interest rates on the forecasted amount of securitization debt to be issued to finance instalment notes and mortgage loans receivable of the Financing segment. Changes in the fair value of interest rate hedge agreements that are designated and effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the statement of operations in the same period as the underlying transactions are recorded and are recognized in the caption, interest expense. In addition, the settled amount of an interest rate hedge agreement that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the statement of operations over the term of the underlying debt agreement designated as the hedged item. Changes in the fair value of interest rate hedge agreements that are not effective as hedges are recorded immediately in the statement of operations as interest expense.

To protect against the reduction in the value of forecasted cash flows resulting from sales of natural gas, the Company periodically engages in a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with natural gas derivative contracts, generally either “swaps” or “collars”. The Company enters into natural gas derivatives that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on net sales and revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. Changes in the fair value of natural gas derivative agreements that are designated and effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from

OCI to the statement of operations in the same period as the underlying transactions are recorded and are recognized as miscellaneous income.

Interest rate hedge agreement and natural gas derivative contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges. In addition, the Company does not enter into derivative financial instruments for speculative or trading purposes. Derivative contracts are entered into only with counterparties that management considers credit-worthy.

Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Environmental Expenditures

The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. See Note 18 for additional discussion of environmental matters.

Income (Loss) per Share

The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares include the dilutive effect of stock options, as well as the Company’s convertible senior subordinated notes, see Note 17.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the current period presentation.

Adoption of SEC Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as a “dual approach” because it requires quantification of errors under two methods—one method which focuses primarily on the impact of a misstatement on the income statement and another method which focuses primarily on the effect of correcting the period-end balance sheet.

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). The Company has applied the provisions of SAB No. 108 using the cumulative effect transition method as of January 1, 2006 to correct errors in previous financial statements which had been considered immaterial, both individually and in the aggregate.

The following table summarizes the effects, up to January 1, 2006, of applying the guidance in SAB No. 108 (in thousands):

		Period in which the
		Misstatement Originated
	Adjustment	For the years ended		Cumulative
	Recorded as of	December 31,		Prior to
	January 1, 2006	2005	2004	January 1, 2004
(1) Black lung net asset	$1,868	$(303)	$125	$2,046
(2) Survivor benefits accrual	1,055	—	—	1,055
(3) Accrued interest income methodology	3,213	(531)	(574)	4,318
(4) Escrow balance	875	19	97	759
(5) OPEB asset	(316)	30	30	(376)
Net tax effects of above items	(1,626)	188	175	(1,989)
Increase to beginning accumulated deficit	$5,069	$(597)	$(147)	$5,813

(1)     Black Lung Net Asset

In previous years, assets were set aside in a trust fund to satisfy potential Black Lung obligations of JWR’s Mine No. 4.  Since prior to 2003, it has been the Company’s practice to exclude both the trust fund assets and the related Black Lung obligation of Mine No. 4 from recognition on the Company’s financial statements. Changes to the net overfunded position were not material to the income statement.

(2) Survivor Benefits Accrual

Prior to 2003, the Company recorded a separate accrual for certain survivor medical benefits at JWR and the balance in this accrual has not changed. The Company determined that these obligations are appropriately captured in the measurement of the liability for other postretirement benefits (“OPEB”), which is recognized separately from this accrual. As such it was determined that this additional accrual was not required.

(3)  Accrued Interest Income Methodology

In 2003, the Company determined that for those instalment notes Financing acquired prior to January 1, 2003, interest income applicable to delinquent instalments was not accrued until the account became delinquent for more than 30 days. Interest income was recognized when the instalment note became delinquent for 31 days and continued to be accrued after that until such delinquency was cured or until 90 days, at which time the accrued interest income was reversed in full. In 2003, a decision was made to continue this methodology for instalment notes acquired prior to January 1, 2003 because the effect on the statement of operations in any particular year had been and would continue to be immaterial. Since 2003, the Company has been calculating interest income as soon as the instrument becomes delinquent for those instalment notes acquired subsequent to January 1, 2003. The Company believes that this is the appropriate income recognition methodology since it has a history of collecting interest on delinquent accounts that are cured prior to becoming 90-days delinquent. As such, the Company has corrected the interest income recognition methodology for pre-January 1, 2003 instalment note accounts as of January 1, 2006.

(4) Escrow Balance

In previous years, the Company’s formerly owned subsidiary, U.S. Pipe, contributed funds which are held in escrow for the eventual funding of U.S. Pipe’s landfill clean-up. Although this asset retirement obligation had been appropriately recognized by U.S. Pipe, this restricted asset and its related interest income had not previously been recognized in the financial statements. Both the asset and related retirement obligation are included on the balance sheet of U.S. Pipe, which was spun-off on December 14, 2006.

(5) OPEB Asset

Prior to 2003, Sloss recognized an asset, netted against restructuring liabilities, relating to the effect of the curtailment of post-retirement medical obligations resulting from the termination of certain employees. At that time, Sloss began, and has continued, amortizing the asset. Since the actuary appropriately incorporates the obligations of these former employees in its assumptions, and the Company has historically recognized an expense and obligation in accordance with the actuary’s report, it is not necessary for Sloss to have this additional OPEB asset and expense recorded.

NOTE 4—Consolidated Statements of Cash Flows

The Company has revised its consolidated statement of cash flows for the years ended December 31, 2005 and 2004 to reflect the net increase or decrease in Financing’s instalment note receivable balance relating to the portfolio of assets originated by Homebuilding as an element in determining cash flows from operating activities. Previously, this item was reported in investing activities. The previous cash flow treatment followed the Company’s principal lines of business reporting; however, on a consolidated basis, there is no cash flow resulting from Financing’s purchase of instalment notes from Homebuilding. Financing’s purchases of loans from third parties, as well as the principal portion of cash collections on those loans, remain in investing activities.

Prior amounts reported have been revised as follows (in thousands):

	For the years ended December 31,
	Previous Presentation		Change		As Revised
	2005	2004	2005	2004	2005	2004
Instalment notes receivable, net	$—	$—	$52,585	$50,628	$52,585	$50,628
Net cash provided by operating activities	198,684	80,428	52,585	50,628	251,269	131,056
Purchases of loans	(422,861)	(455,242)	361,763	415,013	(61,098)	(40,229)
Principal payments received on purchased loans	455,420	474,797	(434,348)	(465,641)	21,072	9,156
Net cash provided by investing activities	(989,108)	(1,382)	(52,585)	(50,628)	(1,041,693)	(52,010)

NOTE 5—Restructuring, Impairment and Other Charges

A summary of restructuring and impairment charges included the following (in thousands):

	For the years ended December 31,
	2006	2005	2004
JWR Mine No. 5 shutdown	$—	$(618)	$470
JWR Mine No. 7 longwall shield impairment	—	853	—
Homebuilding goodwill impairment	—	63,210	—
Homebuilding property impairment	3,409	—	—
Sloss chemical division impairment	1,639	—	—
Total restructuring and impairment charges	$5,048	$63,445	$470

In the fourth quarter of 2006, the Company recorded a property impairment charge of $3.4 million related to Homebuilding’s modular home division. There was an indication of impairment due to lower than expected operating performance in the fourth quarter of 2006 that is not expected to change significantly in the near future. The Company determined the fair value of the long-lived assets using a probability-weighted discounted cash flow. Subsequent to December 31, 2006, primarily as a result of the poor fourth quarter 2006 performance, the Company has decided to exit the modular home manufacturing and distribution business.

During 2006, the Company recorded impairment charges totaling $1.6 million relating to Sloss’ chemical division. These assets were sold in November 2006.

The Company recorded a $63.2 million goodwill impairment in 2005 to eliminate the goodwill of the Homebuilding segment, see Note 12.

In 2005, the Company recognized an impairment charge of $0.9 million at its Natural Resources segment as a result of adverse geologic conditions in Mine No. 7, which caused damage to certain underground longwall mining equipment that was not economically viable to repair. The equipment was abandoned in January 2006.

In 2003, the Company announced that it expected to close Mine No. 5 in 2004. Due to an improvement in the metallurgical coal market, the Company extended its coal production plans for Mine No. 5 with a revised scheduled shutdown of late 2006 or early 2007. Mine No. 5 shut down in 2006; mining equipment has been recovered and the mine shafts are in the process of being sealed. Total expected costs to close the mine are $8.5 million. Approximately $6.6 million of the closure costs qualify as restructuring costs and have been recorded by the Company. Other costs, primarily representing estimated worker’s compensation and other incremental costs related to the closure of the mine, will be charged to expense when incurred.

Activity in accrued restructuring was as follows (in thousands):

	For the years ended December 31,
	2006	2005	2004
Beginning balance	$621	$1,588	$1,145
Restructuring expenses accrued	590	1,478	2,136
Restructuring payments	(209)	(997)	(27)
Other	316	—	—
Reversal of prior accruals	—	(1,448)	(1,666)
Ending balance	$1,318	$621	$1,588

NOTE 6—Stock-Based Compensation Plans

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the Company to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 1, 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation expense was previously recognized for stock options granted to employees because all stock options granted had exercise prices equal to the market value of the Company’s stock at the date of the grant, while compensation expense associated with restricted stock unit grants was being recognized over the vesting period of the grant.

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 1, 2006. The Company utilizes the modified prospective application method for stock options and restricted stock units granted prior to January 1, 2006, which requires the Company to record compensation expense beginning January 1, 2006 for the unvested portion of those stock awards. This compensation expense is charged to the statement of operations with a corresponding credit to capital in excess of par value. In addition, the Company is required, upon adoption, to calculate the pool of income tax benefits that were previously recorded in capital in excess of par value and are available to absorb future income tax benefit deficiencies that can result from the exercise or maturity of stock awards. The Company has elected to calculate this pool under the alternative transition method provided for in FASB Staff Position No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Additionally, the Company is required to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow. The Company uses the Black-Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation.

The effect of accounting for stock options in accordance with SFAS 123(R) on the financial performance of the Company for the year ended December 31, 2006 was as follows (in thousands, except per share data):

Decrease in income from continuing operations before income taxes	$5,055
Decrease in income from continuing operations	3,276
Decrease in net income	2,829
Cash outflow from operating activities	8,310
Cash inflow from financing activities	8,310
Decrease in basic income per share	0.06
Decrease in diluted income per share	0.05

In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods ended prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company’s option plans for the years ended December 31, 2005 and 2004 been determined based on the fair value at the grant dates as prescribed by SFAS 123(R), the Company’s net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

	For the years ended December 31,
	2005(1)	2004(1)
Net income, as reported	$7,046	$49,917
Add: Stock-based compensation expense included in reported net income, net of related tax effects	944	456
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,449)	(3,041)
Pro forma net income	$5,541	$47,322
Net income per share:
Basic—as reported	$0.18	$1.29
Basic—pro forma	0.14	1.23
Diluted—as reported	0.23	1.14
Diluted—pro forma	0.11	1.09

(1)          Includes amounts related to discontinued operations.

The preceding pro forma results were calculated using the Black Scholes option-pricing model. Weighted average assumptions used for stock compensation awards granted in the following prior year periods were:

	For the years ended December 31,
	2005	2004
Risk free interest rate	4.10%	4.99%
Dividend yield	0.40%	1.00%
Expected life (years)	5.8	6.9
Volatility	40.36%	39.83%

Equity Award Plans

The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the “2002 Plan”),  under which an aggregate of 3.9 million, as restated to reflect the modification for the Mueller Water spin-off, shares of the Company’s common stock have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.

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

Under both plans, the Company may issue restricted stock units. The Company has issued restricted stock units which fully vest after seven years of continuous employment. Generally, these units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance.

In connection with the spin-off of Mueller Water, and in accordance with the anti-dilution provisions contained within the Equity Award Plans, the Company modified the equity awards outstanding at December 14, 2006, the spin-off date. The modifications were structured to maintain the intrinsic value for the employee. All equity awards in the Company’s stock held by employees of or employees transferring to Mueller Water were cancelled and replaced by equity awards in Mueller Water stock. Similarly, all equity awards held by employees remaining with the Company were cancelled and replaced by new equity awards with similar terms such that the intrinsic value immediately after the spin-off was the same as the intrinsic value immediately prior to the spin-off. There were no modifications to any other terms of the awards. These modifications did not yield any incremental compensation cost under FAS 123(R).

For the years ended December 31, 2006, 2005 and 2004, the Company recorded stock-based compensation expense related to equity awards of Walter Industries, Inc. in its continuing operations of approximately $8.1 million, $1.3 million and 0.7 million, respectively, These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits in the Company’s continuing operations recognized in the statements of operations for share-based compensation arrangements were $2.9 million, $0.5 million and $0.3 million for such years, respectively.

A summary of activity related to stock options under the Equity Award Plans during the year ended December 31, 2006, including awards applicable to discontinued operations, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005(1)	1,708,649	$8.13
Granted(1)	1,184,513	28.74
Exercised(1)	(862,665)	5.76
Cancelled(2)	(290,660)	21.99
Outstanding at December 31, 2006(3)	1,739,837	$21.02	8.30	$10,488
Exercisable at December 31, 2006(3)	416,639	$7.12	5.62	$8,305

(1)          Restated to reflect the impact of modification made in connection with the Mueller Water spin-off and includes options outstanding that were subsequently cancelled and converted to Mueller Water equity, see (2).

(2)          Includes awards cancelled and converted to Mueller Water equity awards.

(3)          Reflects the impact of modification made in connection with the Mueller Water spin-off and is applicable only to continuing operations.

Weighted average assumptions used to determine the grant-date fair value of options granted under the Equity Award Plans during the year ended December 31, 2006 were:

For the year ended
December 31, 2006
Risk free interest rate	4.67%
Dividend yield	0.30%
Expected life (years)	5.20
Volatility	36.76%
Forfeiture rate	4.50%

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

A summary of activity related to restricted stock units under the Equity Award Plans during the year ended December 31, 2006, including awards applicable to discontinued operations, is as follows:

	Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005(1)	493,360
Granted(1)	224,848
Vested(1)	(113,214)
Cancelled(2)	(254,693)
Outstanding at December 31, 2006(3)	350,301	2.47	$9,476

(1)          Restated to reflect the impact of modification made in connection with the Mueller Water spin-off and includes restricted stock units outstanding that were subsequently cancelled and converted to Mueller Water equity, see (2).

(2)          Includes awards cancelled and converted to Mueller Water equity awards.

(3)          Reflects the impact of modification made in connection with the Mueller Water spin-off and is applicable only to continuing operations.

The weighted-average grant-date fair value of stock options and restricted stock units granted during the year ended December 31, 2006 was $11.48 and $32.85, respectively. The total amount of cash received from exercise of stock options was $4.7 million for the year ended December 31, 2006. The total intrinsic value of stock awards exercised or converted during the year ended 2006 was approximately $26.4 million. As of December 31, 2006, there was approximately $10.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Award Plans; that cost is to be recognized over a weighted average period of 2.3 years.

Subsidiary Equity Award

In 2006, the Board of Directors granted a special equity award to certain executives of the Financing and Homebuilding businesses whereby the employees received non-qualified options in JWH Holding Company, LLC to acquire the equivalent of 11.25% of the total combined designated equity of the Financing and Homebuilding businesses. The exercise price of these options was fair value at date of grant.

These options will vest over a three-year period and expire in ten years. None of the options were forfeited or exercisable as of December 31, 2006.

The Company calculated the fair value of these options awards using the Black-Scholes model and recognized $2.9 million of compensation expense in 2006. Assumptions used to determine the grant-date fair value of these options were:

Risk free interest rate	4.62%
Dividend yield	0.00%
Expected life (years)	3.0
Volatility	41.85%
Forfeiture rate	0.00%

As of December 31, 2006, there was $3.7 million of unrecognized compensation cost that is expected to be recognized over 2.25 years.

Employee Stock Purchase Plan

The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996 and amended in April 2004. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant’s actual payroll deduction as authorized, and remits such funds to a designated brokerage firm which purchases in the open market shares of the Company’s common stock for the accounts of the participants. The total number of shares that may be purchased under the plan is 3.5 million. Total shares purchased under the plan during the years ended December 31, 2006, 2005 and 2004 were approximately 35,000, 43,000 and 122,000, respectively, and the Company’s contributions recognized as expense were approximately $0.3 million, $0.4 million and $0.3 million, respectively, during such years.

NOTE 7—Restricted Short-Term Investments

Restricted short-term investments at December 31, 2006 and 2005 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($84.0 million and $118.2 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($6.0 million and $6.4 million, respectively).

NOTE 8—Instalment Notes Receivable and Mortgage Loans

Instalment notes receivable arise from sales of detached, single-family homes to JWH customers. Mortgage loans are originated by WMC by providing land and home financing for JWH customers and by re-financing MSH customers. WMC also purchases loans from third parties, including mortgage companies and other homebuilders. These receivables require periodic payments, over periods of 10 to 30 years, and are secured by first mortgages or similar security instruments. The credit terms offered by JWH and its affiliates are usually for 100% of the purchase price of the home. The buyer’s ownership of the land and improvements necessary to complete the home constitute an equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed (96%) and variable-rate (4%) instalment notes ranging from 5.3% to 13.7% annual percentage rate, without points or closing costs. Origination costs are deferred and amortized over the average life of the note portfolio.

Instalment notes receivable are summarized as follows (in thousands):

	December 31,
	2006	2005
Instalment notes receivable	$1,578,760	$1,558,383
Mortgage loans	213,948	148,028
Less: Allowance for losses	(13,011)	(12,489)
Instalment notes receivable, net	$1,779,697	$1,693,922

Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2006	2005	2004
Balance at beginning of year	$12,489	$11,200	$10,907
Provisions charged to income	9,062	10,724	12,402
Charge-offs, net of recoveries	(8,540)	(9,435)	(12,109)
Balance at end of year	$13,011	$12,489	$11,200

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

MSH and Mid-State Capital Corporation have created a number of business trusts for the purpose of purchasing instalment notes from JWH and mortgage loans from WMC with the net proceeds from the issuance of mortgage backed notes or asset-backed notes. MSH and Mid-State Capital Corporation directly or indirectly own all of the beneficial interests in these trusts. The assets of the trusts are not available to satisfy claims of general creditors of the Company and the liabilities for notes issued by the trusts are to be satisfied solely from the proceeds of the instalment notes owned by the trusts and are non-recourse to the Company.

NOTE 9—Receivables

Receivables are summarized as follows (in thousands):

	December 31,
	2006	2005
Trade receivables	$48,973	$41,191
Other receivables	42,374	34,403
Less: Allowance for losses	(2,704)	(984)
Receivables, net	$88,643	$74,610

Other receivables at December 31, 2006 includes $18.4 million due from the Company’s insurance carrier for the settlement of claims associated with a 2005 water ingress problem at Mine No. 5. Other receivables at December 31, 2005 include $13.8 million of estimated cash and net working capital adjustment claims related to the sale of AIMCOR, see Note 2,  $8.9 million of coal excise tax refund claims and $1.1 million due from the agent handling the proceeds from the exercise of stock options.

NOTE 10—Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2006	2005
Finished goods	$35,623	$35,468
Goods in process	26,136	33,527
Raw materials and supplies	17,698	22,541
Repossessed houses held for resale	29,414	30,610
Total inventories	$108,871	$122,146

NOTE 11—Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2006	2005
Land and minerals	$72,950	$73,705
Land improvements	19,790	19,539
Buildings and leasehold improvements	71,331	69,786
Mine development costs	15,677	13,657
Machinery and equipment	300,875	230,728
Construction in progress	75,613	73,708
Total	556,236	481,123
Less: Accumulated depreciation	(245,047)	(222,621)
Net	$311,189	$258,502

NOTE 12—Goodwill

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis on January 1, or more frequently if significant events occur that indicate that impairment could exist. The fair value of each of the Company’s reporting units is determined using valuation models and expected future cash flow projections related to each reporting unit, which is then discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company’s reporting units are similar, although not identical, to its reporting segments.

The changes in the carrying amount of goodwill by reportable segment for 2006, 2005 and 2004 are as follows (in thousands):

	Homebuilding	Financing	Total
Balance as of January 1, 2004	$63,210	$10,895	$74,105
Activity	—	—	—
Balance as of December 31, 2004	63,210	10,895	74,105
Impairment charge	(63,210)	—	(63,210)
Balance as of December 31, 2005	—	10,895	10,895
Activity	—	—	—
Balance as of December 31, 2006	$—	$10,895	$10,895

In 2006, 2005 and 2004, the Company used a discounted cash flow approach in performing its annual impairment testing. As a result of this annual testing, the Company recorded an impairment charge of $63.2 million to reduce the goodwill of the Homebuilding segment to zero in 2005. This impairment charge was driven by significantly lower than expected operating results of the Homebuilding segment during the fourth quarter of 2005 which in turn led to reduced future cash flow expectations versus those forecasted in the prior year.

NOTE 13—Income Taxes

Income tax expense (benefit) applicable to continuing operations consists of the following components (in thousands):

	For the years ended December 31,
	2006			2005			2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$46,571	$7,938	$54,509	$11,433	$15,187	$26,620	$10,026	$8,906	$18,932
State and local	7,611	5,701	13,312	5,928	4,170	10,098	487	(17,374)	(16,887)
Total	$54,182	$13,639	$67,821	$17,361	$19,357	$36,718	$10,513	$(8,468)	$2,045

The income tax expense (benefit) at the Company’s effective tax rate differed from the statutory rate as follows:

	For the years ended December 31,
	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income tax	4.0	4.6	0.7
Non-deductible goodwill impairment	—	30.4	—
Foreign sales benefit	(2.2)	(6.0)	(0.7)
Excess depletion benefit	(6.8)	(17.9)	(13.4)
Non-deductible debt conversion expense	3.1	—	—
Change in valuation allowances	0.1	4.7	(21.7)
Other	(1.3)	0.9	4.0
Effective tax rate	31.9%	51.7%	3.9%

Deferred tax assets (liabilities) related to the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Allowance for losses	$5,854	$4,942
Inventories	1,881	1,270
Net operating loss/capital loss/credit carryforwards	8,191	25,612
Accrued expenses	30,413	39,650
Postretirement benefits other than pensions	95,570	86,868
Pensions	52,086	11,650
	193,995	169,992
Less: valuation allowance	(6,708)	(7,128)
Total deferred tax assets	187,287	162,864
Deferred tax liabilities:
Interest income on instalment notes	(86,258)	(107,163)
Depreciation and amortization	(37,275)	(33,453)
Total deferred tax liabilities	(123,533)	(140,616)
Net deferred tax assets of continuing operations	$63,754	$22,248

A summary of activity in the valuation allowance for deferred tax assets is shown below (in thousands):

	For the years ended December 31,
	2006	2005	2004
Balance at beginning of period	$7,128	$3,780	$15,200
Additions charged to tax provision	—	3,348	—
Reductions	(420)	—	(11,420)
Balance at end of period	$6,708	$7,128	$3,780

The change in valuation allowances recorded as a component of income tax expense at December 31, 2006, consists primarily of $0.4 million of state tax benefits true-up at Homebuilding for which the Company believes it is more likely than not that the deferred tax asset will be realized.

The Company has net operating loss carryforwards for Alabama state income taxes at Natural Resources and Sloss of approximately $40.5 million that expire beginning in 2009. The annual utilization of the loss carryforward is limited due to a 2004 change in ownership, but the Company believes that the losses will be utilized within the carryforward period due to expected profitability of operations and tax planning strategies. Homebuilding has net operating loss carryforwards for state income tax purposes for which a valuation allowance previously has been established that are significantly limited and may expire before utilization. If certain changes in ownership of the Company occur in the future, utilization of the net carryforwards and credits may be further limited.

On February 20, 2006, the IRS completed its audit of the Company’s Federal income tax returns and issued a 30-day letter proposing tax deficiencies in the amount of $82.2 million for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. The issues in the 30-day letter relate primarily to the Company’s method of recognizing revenue on the sale of homes and related interest on the instalment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company’s financial exposure is limited to interest and penalties.

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

NOTE 14—Debt

Debt consisted of the following (in thousands):

			Weighted Average Stated	Estimated
	December 31,		Interest Rate	Final
	2006	2005	At December 31, 2006	Maturity
Mortgage-Backed/Asset Backed Notes:
Trust IV Asset Backed Notes	$207,812	$256,100	8.33%	2030
Trust VI Asset Backed Notes	153,233	171,937	7.42%	2035
Trust VII Asset Backed Notes	127,847	142,968	6.34%	2036
Trust VIII Asset Backed Notes	152,352	180,919	7.79%	2038
Trust IX Variable Funding Loan	—	—	Various	2007
Trust X Asset Backed Notes	228,449	258,076	6.30%	2036
Trust XI Asset Backed Notes	198,499	224,736	5.51%	2038
Trust XIV Variable Funding Loan	—	—	Various	2007
2004-1 Trust Asset Backed Notes	200,890	228,797	6.64%	2037
2005-1 Trust Asset Backed Notes	218,486	263,796	6.15%	2040
2006-1 Trust Asset Backed Notes	249,138	—	6.28%	2040
	1,736,706	1,727,329
Corporate debt:
2005 Walter Credit Agreement–Term Loan	248,706	448,875	7.12%	2012
Convertible Senior Subordinated Notes	785	175,000	3.75%	2024
	249,491	623,875
Total	$1,986,197	$2,351,204

The Company’s debt repayment schedule, excluding interest, as of December 31, 2006 is as follows (in thousands):

	Payments Due
	2007	2008	2009	2010	2011	Thereafter
Mortgage-backed/asset-backed notes	$250,751	$210,726	$181,097	$164,897	$147,042	$782,193
Term loan(1)	2,519	2,519	2,519	2,519	2,519	236,111
Convertible Senior Subordinated Notes	—	—	—	—	—	785
	$253,270	$213,245	$183,616	$167,416	$149,561	$1,019,089

(1)             In January 2007, the Company used $28.0 million of available cash to repay a portion of the term loan outstanding under the 2005 Walter Credit Agreement.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

The Trusts, beneficially owned by Mid-State and Mid-State Capital Corporation, indirect subsidiaries of the Company, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes (the “trust notes”), which consist of eight series of public offerings, one private offering, a $200.0 million and a $150.0 million Variable Funding Loan Agreement (the “variable funding loan facilities”). These borrowings provide financing for instalment notes receivable and mortgage assets purchased by Mid-State. These instalment notes receivable and mortgage assets are deposited into the Trusts. Upon deposit, these instalment notes and mortgage assets become assets of the Trusts and are not available to satisfy claims of general creditors of the Company. The trust notes and the variable funding loan facilities are to be satisfied solely from the proceeds of the underlying instalment notes receivable and mortgages and are non-recourse to the Company.

In November 2006, Mid-State Capital Corporation completed its 2006-1 Trust private offering of $256.9 million in asset-backed notes. The notes mature October 2040 and bear interest at a weighted average, fixed interest coupon of 6.28%. The net proceeds were used to repay borrowings under the Mid-State Trust IX and Mid-State Trust XIV mortgage variable funding loan facilities and provided $39.2 million of liquidity for the Company’s general corporate purposes.

The variable funding loan facilities contain covenants that, among other things, restrict the ability of the borrower Trust to dispose of assets, engage in other businesses, create liens, engage in mergers or consolidations and otherwise restrict corporate activities. In addition, under certain circumstances, if the value of the mortgage assets securing the facilities has decreased, the lenders under the variable funding loan facilities have the right to require the Trust to transfer additional mortgages to the lender or to repay a portion of the outstanding borrowings. Events of default under the variable funding loan facilities include customary events of default as well as asset quality tests. The borrower Trust’s failure to comply with the covenants in the variable funding loan facilities could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable.

2005 Walter Credit Agreement

On October 3, 2005, Walter Industries entered into a $675.0 million credit agreement (“2005 Walter Credit Agreement”) which includes (1) an amortizing term loan facility in an initial aggregate principal amount of $450.0 million, $248.7 million of which was outstanding as of December 31, 2006, and (2) a $225.0 million revolving credit facility, which provides for loans and letters of credit. As of December 31, 2006, the Company had issued $62.5 million in letters of credit, which reduced availability for borrowings under the revolving credit facility to $162.5 million. As of December 31, 2006, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate in 2010, and the term loan will mature in 2012.

Loans as of December 31, 2006 bear interest at the Company’s option, at LIBOR plus 150 basis points or the alternate base rate plus 50 basis points for borrowings under the revolving credit facility; and LIBOR plus 175 basis points or the alternate base rate plus 75 basis points for the term loan. In addition, the Company pays quarterly commitment fees at a rate equal to 0.35% per year on the unused portion of the revolving credit facility and pays a letter of credit fee.

The term loan is subject to mandatory prepayment with the net cash proceeds from the sale of property, incurrence of debt, issuances of equity securities and excess cash flow, subject to specified exceptions and limitations. All of the Company’s direct and indirect domestic restricted subsidiaries, as defined, are guarantors of the 2005 Walter Credit Agreement. The Company’s obligations are secured by substantially all of the Company’s and guarantors’ real, personal and intellectual property, and the Company’s ownership interest in the guarantors.

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

In February 2006, the Company sold 2.65 million shares of common stock for $168.7 million of net cash proceeds. Of these proceeds, $102.9 million was used to repay the term loan facility. In addition, during 2006, the Company repaid $22.3 million on the term loan facility on a mandatory basis and made $75.0 million of optional prepayments using available cash flow. As a result of these term loan prepayments, $1.1 million of unamortized debt expense was charged to interest expense during 2006.

Convertible Notes

In 2004, the Company issued $175.0 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due May 1, 2024 (the “convertible notes”). During 2006, holders of approximately $174.2 million of the Company’s convertible notes surrendered their convertible notes in exchange for 9.761 million shares of the Company’s common stock and $19.4 million of conversion inducement fees.

At December 31, 2006, the $0.8 million remaining convertible notes outstanding are currently convertible into 84,000 shares of the Company’s common stock, as conversion conditions specified in the Indenture regarding market price have been satisfied.   Each $1,000 principal note may convert into 107.0241 shares of the Company’s common stock, which represents a conversion price of approximately $9.34 per share.

In 2006, a tax benefit of $6.4 million was recognized as a direct increase to stockholders’ equity related to the convertible notes.

Interest Rate Hedge Agreements

On November 28, 2006, the Company entered into two interest rate hedge agreements each with a notional value of $25.0 million. On January 30, 2007 and February 14, 2007, the Company entered into two additional hedge agreements with notional values of $50.0 million and $35.0 million, respectively. The objective of these hedges is to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed bonds anticipated to be priced on or around April 1, 2008. The hedges will be settled on or before maturity and are being accounted for as a cash flow hedges. As such, changes in the fair value of the hedges that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

On November 1, 2005, the Company entered into an interest rate hedge agreement with a notional value of $75.0 million. The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Walter Credit Agreement. The structure of the hedge is a three-year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three-month LIBOR rates are below the floor and to receive payments from the counter-party when the three-month LIBOR is above the cap. It is anticipated that the hedge will be settled upon maturity and is being accounted for as a cash flow hedge. As such, changes in the fair value of the hedge that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

The fair value of interest rate hedges outstanding at December 31, 2006 and 2005 was an asset of $0.4 million and a liability of $0.1 million, respectively. During 2006 and 2005, the Company recorded an unrealized gain of $0.2 million and an unrealized loss of $0.1 million, respectively, net of tax, from its interest rate hedge agreements, in accumulated other comprehensive income (loss).

NOTE 15—Pension and Other Employee Benefits

The Company has various pension and profit sharing plans covering substantially all employees. In addition to its own pension plans, the Company contributes to certain multi-employer plans. Combined total pension expense for the years ended December 31, 2006, 2005 and 2004 was $8.1 million, $6.8 million and $8.6 million, respectively. The Company funds its retirement and employee benefit plans in accordance with the requirements of the plans and, where applicable, in amounts sufficient to satisfy the “Minimum Funding Standards” of the Employee Retirement Income Security Act of 1974 (“ERISA”). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

In 2006, the Company also provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company’s postretirement benefit plans are not funded. New salaried employees have been ineligible to participate in postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for postretirement healthcare coverage. In 2006, the Company terminated benefits for certain employees of Financing and Homebuilding that had not reached a certain number of years of continuous service and/or age. Those employees will no longer be eligible to earn postretirement healthcare benefits. In addition, retiree medical coverage was terminated for those retirees who are eligible for Medicare. As a result, the Financing and Homebuilding segments recognized a net curtailment gain of $4.1 million in 2006.

In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet and to recognize changes in that funded status as a component of other comprehensive income. The Company uses a September 30 measurement date for all of its pension and postretirement benefit plans. The amounts recognized for such plans are as follows:

	Pension Benefits		Other Benefits
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(in thousands)
Accumulated benefit obligation	$175,218	$173,237	$334,513	$284,584
Change in projected benefit obligation:
Benefit obligation at beginning of year	$180,073	$163,509	$284,584	$250,999
Service cost	3,745	2,862	2,122	1,241
Interest cost	9,465	9,564	14,925	14,644
Amendments	—	438	—	99
Actuarial loss	7,501	13,447	54,048	31,483
Net curtailment gain	—	—	(4,793)	—
Benefits paid	(11,341)	(9,747)	(16,373)	(13,882)
Benefit obligation at end of year	$189,443	$180,073	$334,513	$284,584
Change in plan assets:
Fair value of plan assets at beginning of year	$132,850	$127,107	$—	$—
Actual gain on plan assets	13,301	13,996	—	—
Employer contributions	6,668	1,494	16,373	13,882
Benefits paid	(11,341)	(9,747)	(16,373)	(13,882)
Fair value of plan assets at end of year	$141,478	$132,850	$—	$—
Funded (unfunded) status of the plan	$(47,965)	$(47,223)	$(334,513)	$(284,584)
Unrecognized net actuarial loss	*	56,343	*	78,348
Unrecognized prior service cost	*	2,991	*	(23,966)
Unrecognized net transition obligation	*	—	*	—
Post-measurement date contributions	—	—	4,272	4,961
Net amount recognized	$(47,965)	$12,111	$(330,241)	$(225,241)
Amounts recognized in the consolidated balance sheet:
Other long-term liabilities	$(47,965)	$(48,811)	$—	$—
Accumulated postretirement benefits obligation	—	—	(330,241)	(225,241)
Prepaid benefit cost	*	13,245	—	—
Intangible assets	*	3,018	—	—
Accumulated other comprehensive income, continuing operations	*	44,659	—	—
Net amount recognized	$(47,965)	$12,111	$(330,241)	$(225,241)
Amounts recognized in accumulated other comprehensive income:
Prior service cost (credit)	$2,576	$ *	$(19,964)	$ *
Net actuarial loss	57,702	*	129,450	*
Net amount recognized, pre-tax	$60,278	$ *	$109,486	$ *

*                    Not applicable due to change in accounting standard.

The incremental effect of applying SFAS No. 158 on individual line items in the balance sheet as of December 31, 2006 is as follows (in thousands):

	Before Application of SFAS 158	Total SFAS 158 Effect	After Application of SFAS 158
Other long-term assets	$139,853	$(2,591)	$137,262
Total Assets	2,686,706	(2,591)	2,684,115
Net deferred income tax asset (see Note 13)	11,937	51,817	63,754
Other long-term liabilities	175,205	14,253	189,458
Accumulated postretirement benefits obligation	220,755	109,486	330,241
Total Liabilities	2,754,129	71,922	2,682,207
Stockholder’s equity—accumulated other comprehensive income (loss), net of tax	(24,125)	(74,513)	(98,638)
Total stockholders’ equity	76,421	(74,513)	1,908

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	For the years ended December 31,			For the years ended December 31,
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$3,745	$2,862	$3,245	$2,122	$1,241	$1,387
Interest cost	9,465	9,564	9,517	14,925	14,644	13,329
Expected return on plan assets	(11,385)	(10,905)	(10,420)	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Amortization of prior service cost	415	384	435	(4,402)	(4,359)	(4,072)
Amortization of net loss (gain)	4,226	3,312	3,228	4,953	2,875	(1,307)
Curtailment settlement (gain) loss	—	—	1,133	(4,061)	—	150
Net periodic benefit cost for continuing operations	6,466	5,217	7,138	13,537	14,401	9,487
Discontinued operations periodic benefit cost (income)	—	8,651	8,392	—	(1,456)	(1,347)
Net periodic benefit cost	$6,466	$13,868	$15,530	$13,537	$12,945	$8,140

The estimated portion of net prior service cost and net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in 2007 are as follows (in thousands):

	Pension Benefits	Other Benefits
Prior service cost	$415	$(4,257)
Net actuarial loss	4,572	7,372
Net amount to be recognized	$4,987	$3,115

A summary key of assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.90%	5.40%	6.00%	5.90%	5.40%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.40%	6.00%	6.35%	5.40%	6.00%	6.35%
Expected return on plan assets	8.90%	8.90%	8.90%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—

Assumed health care cost trend rates at December 31:				Pre-65	Post-65
Health care cost trend rate assumed for next year	—	—		8.60%	9.40%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—		5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	2012	2012	2010	2009

The discount rate is based on a yield-curve approach which discounts each projected benefit obligation based cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective liability stream cash flow. The model sums the present values of all of the cash flows and then calculates the equivalent weighted-average discount rate by imputing the single interest rate that equates the total present value with the stream of future cash flows.

The yield curve used is a hypothetical Aa spot yield-curve represented by a series of 60 individual semi-annual discount rates from one-half to thirty years. Each discount rate in the curve was determined by creating a hypothetical zero coupon bond derived by bootstrapping. Bootstrapping is a technique used by bond analysts to derive the yield of hypothetical zero coupon bonds from coupon bonds. It assumes that the value of any individual Aa coupon security should equal the value of a package of zero coupon Aa securities that duplicates the coupon bond’s cash flow. It is an iterative calculation that determines the discount rate which equates the cash flows of each semi-annual coupon bond with a hypothetical zero coupon bond based on the actual coupon bond price quotations for each semi-annual maturity cell and equal weighting of the highest yielding (yield to maturity) quartile of bonds in five distinct maturity groups. Each bond was a Aa rated, non-callable bond with at least $150 million par outstanding.

The expected return on pension assets is based on the long-term actual average rate of return on the Plans’ pension assets and projected returns using asset mix forecasts and historical return data.

The Company’s pension plans’ weighted-average asset allocations at September 30, 2006 and 2005, by asset category, are as follows:

	2006	2005
Asset Category:
Equity securities	69%	69%
Debt securities	30%	30%
Other	1%	1%
Total	100%	100%

The plan assets of the pension plans are held and invested by the Walter Industries, Inc. Subsidiaries Master Pension Trust (“Pension Trust”). The Pension Trust employs a total return investment approach whereby a mix of equity and fixed income investments are used to meet the long-term funding requirements of the Pension Trust. The asset mix strives to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio is diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Fixed income holdings are diversified by issuer, security type and principal and interest payment characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies.

As of September 30, 2006 the Trust’s strategic asset allocation was as follows:

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

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$3,425	$(2,725)
Effect on postretirement benefit obligation	42,335	(34,959)
Discount rate:
Effect on postretirement service and interest cost components	114	(393)
Effect on postretirement benefit obligation	(39,507)	45,778
Effect on current year postretirement benefits expense	(2,248)	2,290
Effect on pension service and interest cost components	23	(92)
Effect on pension benefit obligation	(19,670)	23,768
Effect on current year pension expense	(1,556)	1,829
Expected return on plan assets:
Effect on current year pension expense	(1,375)	1,375
Rate of compensation increase:
Effect on pension service and interest cost components	451	(386)
Effect on pension benefit obligation	3,419	(3,144)
Effect on current year pension expense	861	(743)

The Company has determined that it sponsors health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company received a $0.6 million reimbursement benefit for the Medicare Part D subsidy in 2006. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for 2005 and 2004 was zero.

The Company’s minimum pension plan funding requirement for 2007 is $4.7 million. In January 2007, the Company contributed $7.0 million, fulfilling its funding requirement. The Company also expects to pay $17.3 million in benefits related to its other post-retirement healthcare plan in 2007 for benefit payments. The following estimated benefit payments from the plans, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy	Medicare Part D Subsidy
2007	$10,270	$18,018	$748
2008	10,970	19,523	789
2009	12,798	21,050	822
2010	11,444	22,440	851
2011	12,054	23,453	855
Years 2012-2016	70,560	129,256	4,298

Under the labor contract with the United Mine Workers of America, Jim Walter Resources makes payments into multi-employer pension plan trusts established for union employees. Under ERISA, an employer is liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon its withdrawal from the plan. ERISA imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The Company does not have any intention to withdraw from the plan. Through June 30, 2007, the calculation of the Company’s withdrawal liability amounts to $102.1 million.

The Company and certain of its subsidiaries maintain profit sharing and 401(k) plans. The total cost of these plans in 2006, 2005 and 2004 was $2.4 million, $2.2 million and $2.0 million, respectively.

NOTE 16—Stockholders’ Equity

In 2003, the Company’s Board of Directors authorized an increase in the Common Stock Open Market share buyback program to $25.0 million. During 2004, the Company acquired 6.959 million shares pursuant to the open market share repurchase program. At December 31, 2006, $7.5 million remains available under this authorization.

In April 2004, the Company purchased 4.961 million shares of its common stock for approximately $63.0 million, of which 3.961 million shares costing $50.0 million were purchased from certain affiliates of Kohlberg, Kravis, Roberts and Co. (“KKR”). In October 2004, the Company purchased 2.0 million shares of its common stock from certain KKR affiliates for approximately $32.3 million in a private transaction that occurred concurrently with an offering by KKR of its 8.0 million remaining shares of the Company’s common stock. Following the offering, KKR did not own any shares of the Company’s common stock.

NOTE 17—Net Income (Loss) Per Share

A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands, except per share data):

	For the years ended December 31,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$145,584	$145,584	$34,351	$34,351	$50,534	$50,534
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax (a)	—	3,385	—	4,266	—	3,021
	$145,584	$148,969	$34,351	$38,617	$50,534	$53,555
Income (loss) from discontinued operations	$52,785	$52,785	$(27,305)	$(27,305)	$(617)	$(617)
Denominator:
Average number of common shares outstanding	44,030	44,030	38,485	38,485	38,582	38,582
Effect of dilutive securities:
Stock options (b)	—	642	—	919	—	885
3.75% convertible senior subordinated notes (a)	—	7,406	—	9,805	—	6,788
	44,030	52,078	38,485	49,209	38,582	46,255
Income from continuing operations	$3.31	$2.86	$0.89	$0.78	$1.31	$1.16
Income (loss) from discontinued operations	1.20	1.01	(0.71)	(0.55)	(0.02)	(0.02)
Net income (loss) per share	$4.51	$3.87	$0.18	$0.23	$1.29	$1.14

(a)           Represents the interest, net of tax, and shares issuable upon conversion related to the Company’s contingent convertible senior subordinated notes.

(b)          Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the higher of either the market price of the common stock at the end of the period or the average market price for the period. Stock options outstanding of 408,238, 14,468 and 180,250 for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

NOTE 18—Commitments and Contingencies

Income Tax Litigation

The Company is currently engaged in litigation with regard to Federal income tax disputes; see Note 13 for a more complete explanation.

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

Sloss and Walter Industries Inc. have received a letter from attorneys purporting to represent a group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance and trespass. The allegations against Sloss relate to air emissions from its coking facility. Walter is named in this litigation because of its ownership interest in Sloss. Management believes that if suit is filed on these allegations, Sloss and Walter will have substantial defenses.

Sloss was named in a suit (Adkins v. Sloss, et al. in Circuit Court, Wayne County, West Virginia; Civil Action No. 04-C261) that was the lead case of 13 suits filed in Wayne County, WV, over the spill of “light oil” from a railcar loaded at the Sloss facility. In 2006, the Company recognized a liability of $1.0 million for the estimated settlement of this matter. Sloss has settled with the plaintiffs in this case for an amount that was not material to the Company’s financial statements.

Sloss Industries entered into a decree order in 1989 relative to a Resource Conservation Recovery Act (“RCRA”) compliance program mandated by the EPA. A RCRA Facility Investigation (“RFI”) Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantially complete. At the end of 2004, EPA re-directed Sloss’ RFI efforts toward completion of the Environmental Indicator (“EI”) determinations for the Current Human Exposures. This EI effort was completed to assist EPA in meeting goals set by the Government Performance Results Act (“GPRA”) for RCRA by 2005. Sloss implemented the approved EI Sampling Plan in April 2005. EPA approved/finalized the EI determinations for Sloss’ Birmingham facility in September 2005. In an effort to refocus the RFI, EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort. A Phase III work plan has been submitted to the EPA during the first quarter of 2007.

Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Sloss site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

Miscellaneous Litigation

Drummond Company, Inc. filed suit in state court in Tuscaloosa County, Alabama on October 29, 2001, against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). Drummond claimed that it was entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly owned subsidiary of the Company. The Company filed a counterclaim seeking injunctive relief, substantial actual damages and punitive damages against Drummond based on fraud. The Company and its subsidiaries were granted summary judgment on all of Drummond’s claims on March 29, 2005. A jury trial denied United Land Corporation’s counter-claim on April 8, 2005. Drummond and the Company appealed the trial court’s decision and in December 2006 the Alabama Supreme Court ruled in favor of the Company and the case has been sent back to the trial court for further proceedings to determine the Company’s damages. Drummond’s claims do not affect the underground mining operations of Jim Walter Resources.

On November 29, 2006, the Company reached a settlement with Oxbow Carbon and Minerals LLC resolving all outstanding disputes in respect of the sale by the Company to Oxbow of the Corporation’s former AIMCOR subsidiary, see Note 2.

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

Rent expense was $11.8 million, $11.9 million and $15.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum payments under non-cancelable operating leases and purchase obligations as of December 31, 2006 are (in thousands):

	Operating	Purchase
	Leases	Obligations
2007	$9,755	$30,402
2008	7,922	—
2009	5,142	—
2010	3,075	—
2011	2,466	—
Thereafter	806	—

NOTE 19—Financial Instruments

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value disclosures:

Cash and cash equivalents, restricted short-term investments, trade receivables, other receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

Instalment notes receivable—The estimated fair value of instalment notes was $2.0 billion for each period ended at December 31, 2006 and 2005, based upon valuations prepared as of those dates and were determined by a comparison with the quoted market price of financial instruments believed to be comparable to and have similar characteristics as the Company’s instalment notes receivable. The value of mortgage-backed assets such as instalment notes receivable is very sensitive to changes in interest rates.

Debt—The estimated fair value of mortgage-backed/asset-backed notes approximated $1.8 billion for each period ended at December 31, 2006 and 2005, based on current yields for comparable debt issues or prices for actual transactions. The value of mortgage-backed debt obligations is very sensitive to changes in interest rates.

The estimated fair value of the Company’s 3.75% convertible senior subordinated notes due May 1, 2024 was estimated based on several standard market variables including the Company’s common stock price, its volatility and yields on comparable debt. The estimated fair value of the Company’s convertible notes approximates book value at December 31, 2006 and was estimated to be $496.3 million at December 31, 2005. The estimated fair value of the Company’s term loan approximates book value at December 31, 2006 and 2005.

Interest rate hedges—Interest rate hedges are discussed in more detail in Note 14.

Commodity hedges—At December 31, 2006, the Company had one contract outstanding to hedge 0.6 million mmbtus or 35% of anticipated sales in the first quarter of 2007 at a price of $10.54, scheduled to expire in the first quarter 2007. The fair value of this contract at December 31, 2006 was an asset of $2.6 million. At December 31, 2005, the Company had three contracts outstanding to hedge 1.6 million mmbtus or 92% of anticipated production in the first quarter of 2006 at a weighted average price of $9.64, scheduled to expire in the first quarter of 2006. The fair value of these contracts at December 31, 2005 was a liability of $0.8 million. As of December 31, 2006, the Company recorded a net unrealized gain from these natural gas hedging instruments of $1.7 million, net of tax, as a component of other comprehensive income compared to a net unrealized loss of $0.5 million, net of tax, at December 31, 2005.

On February 8, 2007, the Company entered into a swap contract to hedge 1.35 mmbtus million or approximately 26% of anticipated sales for the last three quarters of 2007 at a price of $8.10. These hedges are scheduled to expire December 31, 2007.

NOTE 20—Segment Analysis

The Company’s reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into five reportable segments since the long-term financial performance of these reportable segments is affected by similar economic conditions. The five reportable segments are:  Natural Resources, Sloss, Homebuilding, Financing and Other. The Natural Resources segment is comprised of coal mining and methane gas operations. Sloss manufactures foundry and furnace coke and slag fiber.   The Financing segment provides mortgage financing on homes constructed by the Homebuilding segment and purchases mortgages originated by others. Homebuilding markets and supervises the construction of detached, single-family residential homes, primarily in the southeastern United States. The Other segment includes the land division and corporate expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2006	2005	2004
Sales and revenues:
Natural Resources	$679,580	$548,577	$395,532
Sloss	133,033	129,035	102,974
Natural Resources and Sloss	812,613	677,612	498,506
Financing	219,551	229,156	242,777
Homebuilding	275,841	226,796	233,755
Financing and Homebuilding Group	495,392	455,952	476,532
Other	15,087	12,354	18,427
Consolidating eliminations	(13,236)	(7,876)	(8,664)
Sales and revenues (a)(b)	$1,309,856	$1,138,042	$984,801
Segment operating income (loss) (c)(d):
Natural Resources	$246,345	$164,103	$69,702
Sloss	8,071	11,442	6,845
Natural Resources and Sloss	254,416	175,545	76,547
Financing (e)	53,987	46,019	54,838
Homebuilding	(22,115)	(103,881)	(33,347)
Financing and Homebuilding Group	31,872	(57,862)	21,491
Other	(15,852)	(20,500)	(28,045)
Consolidating eliminations	(647)	(2,714)	768
Segment operating income (loss)	269,789	94,469	70,761
Less corporate debt interest and debt conversion costs	(57,384)	(23,400)	(18,182)
Income (loss) from continuing operations before income tax (expense) benefit and minority interest	212,405	71,069	52,579
Income tax (expense) benefit	(67,821)	(36,718)	(2,045)
Income from continuing operations before minority interest	$144,584	$34,351	$50,534
Depreciation:
Natural Resources	$27,004	$20,855	$22,464
Sloss	3,623	3,859	3,794
Natural Resources and Sloss	30,627	24,714	26,258
Financing	1,387	1,403	1,471
Homebuilding	5,385	4,966	4,792
Financing and Homebuilding Group	6,772	6,369	6,263
Other	1,618	893	1,176
Total	$39,017	$31,976	$33,697
Gross capital expenditures:
Natural Resources	$86,305	$94,301	$21,733
Sloss	7,761	7,314	4,329
Natural Resources and Sloss	94,066	101,615	26,062
Financing	295	206	924
Homebuilding	5,669	8,921	2,647
Financing and Homebuilding Group	5,964	9,127	3,571
Other	1,025	3,776	346

Total	$101,055	$114,518	$29,979
Identifiable assets:
Natural Resources	$480,065	$317,297	$235,726
Sloss	57,686	69,981	60,410
Natural Resources and Sloss	537,751	387,278	296,136
Financing	1,940,103	1,796,377	1,790,663
Homebuilding	81,715	85,680	148,212
Financing and Homebuilding Group	2,021,818	1,882,057	1,938,875
Other	124,546	223,200	217,895
Assets of discontinued operations	—	2,911,369	463,580
Total	$2,684,115	$5,403,904	$2,916,486

(a)           Intra-segment sales (made primarily at prevailing market prices) are deducted from sales of the selling segment and are eliminated using consolidating eliminations.

(b)          Export sales were $551.9 million, $371.7 million and $212.2 million in the years ended December 31, 2006, 2005 and 2004, respectively. Export sales to Brazil were 14.2%, 9.3% and 5.9% of consolidated net sales and revenues for 2006, 2005 and 2004, respectively.

(c)           Operating income amounts include amortization of intangibles. The Company recorded approximately $2.4 million, $3.6 million and $5.0 million of amortization expense related to the Financing segment for the years ended December 31, 2006, 2005 and 2004, respectively.

(d)          Operating income amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits (income) expense is as follows (in thousands):

	For the years ended December 31,
	2006	2005	2004
Natural Resources	$19,772	$16,448	$10,896
Sloss	(680)	(563)	(401)
Financing	(1,544)	(240)	(207)
Homebuilding	(3,224)	(468)	(465)
Other	(787)	(776)	(336)
	$13,537	$14,401	$9,487

(e)           Operating income amounts for the Financing segment include interest expense on the mortgage-backed/asset-backed notes of $118.7 million, $122.0 million and $127.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 21—Related Party Transactions

The Company owns a 50% interest in the joint venture Black Warrior Methane (“BWM”), which is accounted for under the proportionate consolidation method. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM. The Company also supplies labor and equipment to BWM and charges the joint venture for such costs on a monthly basis. The total of these charges for 2006, 2005 and 2004 were $2.1 million, $2.6 million and $2.2 million, respectively.

In 2004, the Company completed the sale of the assets of Vestal Manufacturing Company, a wholly owned subsidiary, for $6.0 million, subject to certain post-closing adjustments. The Company recorded an after tax loss of approximately $0.8 million on the sale. Michael T. Tokarz, Chairman of the Company’s Board of Directors, is the chairman and investment manager of MVC Capital, an investment fund that participated in the acquisition of Vestal’s assets. Mr. Tokarz owns less than five percent of the equity of MVC Capital. There were no fees paid to Mr. Tokarz in connection with the sale. Mr. Tokarz did not vote on the transaction or participate in the Board’s decision to approve the sale of Vestal.

See Note 16 for a discussion of transactions with KKR.

NOTE 22—Accounting Pronouncements Not Yet Adopted

In July 2006 the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which provides the minimum recognition threshold that a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”  The Company estimates the adoption of this interpretation, which becomes effective January 1, 2007, will result in an adjustment to decrease the beginning retained earnings by approximately $5.0 million to $10.0 million.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements. SFAS No. 157 requires companies to base fair values on what they would receive from a sale to a third party in the open market. The Company has not yet determined what impact, if any, the adoption of this statement, which becomes effective January 1, 2008, will have on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet and to recognize changes in that funded status as a component of other comprehensive income. See Note 15 for the impact of this guidance, which was effective December 31, 2006. In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company uses a September 30 measurement date and will be required to adopt this provision December 31, 2008. The Company has not yet determined what impact the adoption of this requirement of this statement will have on its consolidated financial statements.

In September 2006 the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities (“AUG AIR-1”), which provides guidance on which methods are allowed to properly account for planned major maintenance activities. The three accepted methods under AUG AIR-1 are direct expense, built-in overhaul, and deferral methods. The Company has not yet determined what impact the adoption of this statement, which becomes effective January 1, 2007, will have on its consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows reporting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings that result from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”  The Company has not yet determined what impact the adoption of this requirement, which becomes effective January 1, 2008, will have on its consolidated financial statements.

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

4.4	—	Form of Specimen Certificate for Registrant's Common Stock (incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Registrant (No. 033-59013) (7)
10.1*	—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnitee parties thereto (8)
10.2*	—	Walter Industries, Inc. Executive Change-in-Control Severance Agreement (9)
10.3*	—	Walter Industries Executive Deferred Compensation and Supplemental Retirement Plan (9)
10.4*	—	Walter Industries, Inc. Directors’ Deferred Fee Plan (10)
10.5*	—	Walter Industries, Inc. Supplemental Pension Plan (9)
10.6*	—	Walter Industries, Inc. Executive Incentive Plan (11)
10.7*	—	1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (12)
10.8*	—	2002 Long-Term Incentive Award Plan of Walter Industries, Inc. (13)
10.9*	—	Restricted Stock Unit Award Agreement (9)
10.10*	—	Non-Statutory Stock Option Agreement (9)
10.11	—

Walter Credit Agreement dated as of October 3, 2005 among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc, as Syndication Agent and SunTrust Bank, BNP Paribas and Calyon New York Branch, as co-documentation agents and the other lenders named therein (14)

10.11.1	—	Amendment No. 1 to Credit Agreement dated as of January 24, 2006 (15)
10.11.2	—	Amendment No. 2 to Credit Agreement dated as of February 14, 2006 (16)
10.11.3	—	Amendment No. 3 to Credit Agreement dated as of September 14, 2006
10.12	—

Second Amended and Restated Variable Funding Loan Agreement, dated as of June 15, 2006, among YC SUSI Trust, Atlantic Asset Securitization LLC, Mid-State Trust IX, Treasury Bank, a Division of Countrywide Bank, N.A., The Bank of New York, Bank of America, N.A. and Calyon New York Branch

10.13	—

Amended and Restated Variable Funding Loan Agreement dated as of June 15, 2006, among Three Pillars Funding, LLC, Mid-State Trust XIV, Treasury Bank, a Division of Countrywide Bank, N.A., The Bank of New York, SunTrust Capital Markets, Inc. and SunTrust Bank.

10.13.1	—

Amendment No. 1 to Amended and Restated Variable Funding Loan Agreement dated as of November 27, 2006, among Three Pillars Funding, LLC, Mid-State Trust XIV, Treasury Bank, a Division of Countrywide Bank, N.A., The Bank of New York and SunTrust Capital Markets, Inc. and SunTrust Bank

10.14*	—	Agreement dated as of July 24, 2002, between the Company and Victor Patrick (10)
10.15*	—	Agreement dated as of October 31, 2000, between the Company and Joseph J. Troy (17)
10.16*	—	Agreement dated as of September 9, 2005, between the Company and Gregory Hyland (18)
10.16.1*	—	Agreement dated as of March 2, 2006, between the Company and Gregory Hyland (19)
10.16.2*	—	Agreement dated December 14, 2006, between the Company and Gregory Hyland (20)
10.17*	—	Agreement dated as of March 2, 2006, between the Homes Group and Mark O’Brien (19)
10.18*	—	Agreement, dated as of December 28, 2000, between the Company and William F. Ohrt (21)
10.19*	—	Agreement dated March 13, 2006, between the Company and George R. Richmond (22)
10.20*	—	Agreement dated as of January 23, 2006, between Mueller Water Products, Inc. and Dale Smith (15)
10.21*	—	Agreement dated as of June 17, 2005, between Mueller Group, LLC and Thomas Fish (23)
10.22*	—	Agreement dated as of November 2, 2006, between the Homes Group and Charles E. Cauthen
10.23*	—	JWH Holding Company, LLC Economic Profit Plan
12.1	—	Ratio of Earnings to Fixed Charges
16.1	—	Letter of PricewaterhouseCoopers LLP (24)

21	—	Subsidiaries of the Company
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

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

(11) This Exhibit is incorporated by reference to Appendix A to the Company's Proxy Statement, dated March 31, 2006, filed by the Company with the Commission on March 31, 2006.

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

(20) This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on December 20, 2006.

(21) This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 20, 2002.

(22) This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 16, 2006.

(23) This Exhibit is incorporated by reference to Form 10-K filed by Mueller Water Products, Inc. with the Commission on December 19, 2005.

(24) This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on January 3, 2007.