Form 10-Q
period 2007-03-31
WALTER INDUSTRIES INC /NEW/
filed 2007-05-09
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

There were 52,062,364 shares of common stock of the registrant outstanding at April 30, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 31, 2006
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$100,902	$127,369
Short-term investments, restricted	84,306	90,042
Instalment notes receivable, net of allowance of $12,640 and $13,011, respectively	1,803,732	1,779,697
Receivables, net	75,563	85,094
Inventories	113,896	105,527
Prepaid expenses	27,360	29,727
Property, plant and equipment, net	324,908	310,163
Other long-term assets	135,561	135,274
Goodwill	10,895	10,895
Assets of discontinued operations	10,977	10,327
	$2,688,100	$2,684,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$67,635	$62,323
Accrued expenses	70,857	94,930
Accrued interest on debt	15,460	17,053
Debt:
Mortgage-backed/asset-backed notes	1,737,168	1,736,706
Corporate debt	220,979	249,491
Accumulated postretirement benefits obligation	331,172	330,241
Other long-term liabilities	212,554	189,458
Liabilities of discontinued operations	3,836	2,005
Total liabilities	2,659,661	2,682,207
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—52,053,712 and 72,730,770 shares	520	728
Capital in excess of par value	500,196	757,699
Accumulated deficit	(373,360)	(398,564)
Treasury stock—0 shares and 20,771,902 shares, at cost	—	(259,317)
Accumulated other comprehensive loss	(98,917)	(98,638)
Total stockholders’ equity	28,439	1,908
	$2,688,100	$2,684,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$259,387	$254,474
Interest income on instalment notes	49,565	50,530
Miscellaneous	11,342	8,070
	320,294	313,074
Costs and expenses:
Cost of sales (exclusive of depreciation)	171,640	163,792
Depreciation	10,630	8,434
Selling, general and administrative	37,451	35,174
Provision for losses on instalment notes	2,897	2,305
Postretirement benefits	6,332	4,407
Interest expense—mortgage-backed/asset-backed notes	29,771	29,976
Interest expense—corporate debt	7,347	12,469
Amortization of intangibles	478	697
	266,546	257,254
Income from continuing operations before income tax expense	53,748	55,820
Income tax expense	21,613	19,070
Income from continuing operations	32,135	36,750
Discontinued operations	(2,510)	(1,451)
Net income	$29,625	$35,299
Basic income per share:
Income from continuing operations	$0.62	$0.90
Discontinued operations	(0.05)	(0.04)
Net income	$0.57	$0.86
Diluted income per share:
Income from continuing operations	$0.61	$0.74
Discontinued operations	(0.05)	(0.03)
Net income	$0.56	$0.71
Dividends declared per common share	$0.05	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)
(in thousands)

							Accumulated
			Capital in				Other
		Common	Excess of	Comprehensive	Accumulated	Treasury	Comprehensive
	Total	Stock	Par Value	Income (Loss)	Deficit	Stock	Income (Loss)
Balance at December 31, 2006	$1,908	$728	$757,699		$(398,564)	$(259,317)	$(98,638)
Adjustment to initially apply FIN 48	(4,421)				(4,421)
Adjusted balance at January 1, 2007	$(2,513)	$728	$757,699		$(402,985)	$(259,317)	$(98,638)
Comprehensive income:
Net income	29,625			$29,625	29,625
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and net actuarial loss on postretirement benefits obligation	2,025			2,025			2,025
Net unrealized loss on hedges	(2,304)			(2,304)			(2,304)
Comprehensive income				$29,346
Retirement of treasury stock	—	(208)	(259,901)			260,109
Stock issued upon the exercise of stock options	219		219
Tax benefit from the exercise of stock options	1,062		1,062
Dividends paid, $0.05 per share	(2,606)		(2,606)
Stock-based compensation	3,723		3,723
Other	(792)					(792)
Balance at March 31, 2007	$28,439	$520	$500,196		$(373,360)	$—	$(98,917)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net income	$29,625	$35,299
Loss from discontinued operations	2,510	1,451
Income from continuing operations	32,135	36,750
Adjustments to reconcile income from continuing operations to net cash provided by operations:
Provision for losses on instalment notes receivable	2,897	2,305
Depreciation	10,630	8,434
Provision for deferred income taxes	21,613	15,922
Other	1,060	3,742
Decrease (increase) in assets:
Receivables	10,535	(24,937)
Inventories	(8,369)	(1,673)
Prepaid expenses	3,078	4,049
Instalment notes receivable, net	(20,540)	(4,112)
Increase (decrease) in liabilities:
Accounts payable	4,255	(560)
Accrued expenses	(24,195)	(6,720)
Accrued interest	(1,593)	(360)
Cash flows provided by operating activities	31,506	32,840
INVESTING ACTIVITIES
Purchases of loans	(18,107)	(39,120)
Principal payments received on purchased loans	11,715	7,970
Decrease in short-term investments, restricted	5,736	40,131
Additions to property, plant and equipment	(25,527)	(27,930)
Escrow release from prior acquisition	—	10,500
Other	26	288
Cash flows used in investing activities	(26,157)	(8,161)
FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	59,250	—
Payments of mortgage-backed/asset-backed notes	(58,816)	(66,781)
Retirements of corporate debt	(28,512)	(103,781)
Dividends paid	(2,606)	(1,568)
Tax benefit on the exercise of employee stock options	1,062	4,051
Sale of common stock	—	168,829
Other	326	11,654
Cash flows provided by (used in) financing activities	(29,296)	12,404
Cash flows provided by (used in) continuing operations	$(23,947)	$37,083
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows used in operating activities	$(2,510)	$(6,306)
Cash flows used in investing activities	—	(28,536)
Cash flows provided by financing activities	—	6,579
Cash flows used in discontinued operations	$(2,510)	$(28,263)
Net increase (decrease) in cash and cash equivalents	$(26,457)	$8,820
Cash and cash equivalents at beginning of period	$127,369	$64,424
Add: Cash and cash equivalents of discontinued operations at beginning of period	1	72,972
Net increase (decrease) in cash and cash equivalents	(26,457)	8,820
Less: Cash and cash equivalents of discontinued operations at end of period	11	50,885
Cash and cash equivalents at end of period	$100,902	$95,331

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

Note 1—Basis of Presentation

Walter Industries, Inc. (“Walter”), together with its consolidated subsidiaries (“the Company”), is a diversified company which operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other, see Note 12. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction. In the fourth quarter of 2006, the Company began reporting Sloss as a separate segment due to its significance in relation to all continuing operating segments. Prior to the fourth quarter of 2006, Sloss was included in the Other segment. The first quarter of 2006 has been revised to reflect this change.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Discontinued Operations

Spin-off of Mueller Water Products, Inc.

On December 14, 2006, the Company distributed all of its 85.8 million shares of Mueller Water Products, Inc. (“Mueller Water”) Series B common stock to its shareholders and no longer holds any interest in Mueller Water. As a result of the spin-off, amounts previously reported in the Mueller Co., Anvil and U.S. Pipe segments (collectively, “Mueller Water”) are presented as discontinued operations for the first quarter of 2006.

Modular Homes Division

During the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operates as Crestline Homes, Inc. (“Crestline”). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline as discontinued operations for all periods presented. Crestline’s results were previously included in the Homebuilding segment. The Company recognized a pre-tax charge of $2.0 million included in the loss from discontinued operations in the first quarter of 2007 for severance liabilities and to write down the net assets to estimated fair value. The business is expected to be sold within the year.

The table below presents the significant components of operating results included in loss from discontinued operations for the quarters ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006
Net sales and revenues	$7,041	$440,195
Loss from discontinued operations before income tax benefit	$(3,861)	$(2,342)
Income tax benefit	1,351	891
Loss from discontinued operations	$(2,510)	$(1,451)

The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services which supported segment operations, to discontinued operations. These costs represent expenses that have historically been allocated to and recorded by the Company’s operating segments as selling, general and administrative expenses. The Company did not elect to allocate additional interest expense to discontinued operations.

The assets and liabilities of Crestline reflected as discontinued operations in the consolidated balance sheet as of March 31, 2007 and December 31, 2006 are shown below (in thousands):

	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$11	$1
Receivables, net	3,808	3,549
Inventories	2,770	3,344
Prepaid expenses	538	419
Property, plant and equipment, net	991	1,026
Other long-term assets	2,859	1,988
Total assets	$10,977	$10,327
Accounts payable	$396	$383
Accrued expenses	3,440	1,622
Total liabilities	$3,836	$2,005

Note 3—Adoption of New Accounting Pronouncements

On January 1, 2007, as required, the Company adopted FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“AUG AIR-1”), which provides guidance on which methods are allowed to properly account for planned major maintenance activities. The adoption of this statement did not have a material effect on the Company’s operating results, financial position or cash flows.

On January 1, 2007, as required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of adoption, the Company recognized an increase of $4.4 million in the liability for unrecognized tax benefits with a corresponding increase to the accumulated deficit as of January 1, 2007. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s liability for unrecognized tax benefits totaled $53.3 million, of which $36.9 million, if recognized, would impact the effective rate. The Company does not anticipate any significant increase or decrease to the liability for unrecognized tax benefits during the next twelve months.

Also as of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $67.3 million. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended March 31, 2007 and 2006, interest expense includes $2.0 million and $1.1 million, respectively, for interest accrued on the liability for unrecognized tax benefits.

Note 4—Consolidated Statements of Cash Flows

The Company has revised its consolidated statement of cash flows for the quarter ended March 31, 2006 to reflect the net increase or decrease in Financing’s instalment note receivable balance relating to the portfolio of assets originated by Homebuilding as an element in determining cash flows from operating activities. Previously, this item was reported in investing activities. The previous cash flow treatment followed the Company’s principal lines of business reporting; however, on a consolidated basis, there is no cash flow resulting from Financing’s purchase of instalment notes from Homebuilding. Financing’s purchases of loans from third parties, as well as the principal portion of cash collections on those loans, remain in investing activities.

Prior amounts reported after restating for discontinued operations have been revised as follows (in thousands):

	For the three months ended
	March 31, 2006
	Previous		As
	Presentation	Change	Revised
Instalment notes receivable, net	$—	$(4,112)	$(4,112)
Net cash provided by operating activities	$36,952	$(4,112)	$32,840
Purchases of loans	$(127,882)	$88,762	$(39,120)
Principal payments received on purchased loans	$92,620	$(84,650)	$7,970
Net cash provided by (used in) investing activities	$(12,273)	$4,112	$(8,161)

Note 5—Subsidiary Equity Award

Effective March 1, 2007, JWH Holding Company, LLC, a wholly owned subsidiary of the Company, adopted the 2007 Long-term Incentive Award Plan (the “2007 Plan”) of JWH Holding Company, LLC, under which up to 20% of the LLC interest may be awarded or granted as incentive and non-qualified stock options to eligible employees, consultants and directors.

Note 6—Restricted Short-Term Investments

Restricted short-term investments at March 31, 2007 and December 31, 2006 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($76.9 million and $84.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.4 million and $6.0 million, respectively).

Note 7—Instalment Notes Receivable

The instalment notes receivable is summarized as follows (in thousands):

	March 31,	December 31,
	2007	2006
Instalment notes receivable	$1,590,563	$1,578,760
Mortgage loans	225,809	213,948
Less: Allowance for losses	(12,640)	(13,011)
Net	$1,803,732	$1,779,697

Note 8—Inventories

Inventories are summarized as follows (in thousands):

	March 31,	December 31,
	2007	2006
Finished goods	$49,578	$35,138
Goods in process	23,031	25,830
Raw materials and supplies	15,567	15,145
Repossessed houses held for resale	25,720	29,414
Total inventories	$113,896	$105,527

Note 9—Debt and Interest Rate Hedge Agreements

The Company’s variable funding loan facilities, which provide temporary financing to the Company’s wholly owned subsidiary, Mid-State Homes, for its current purchases of instalment notes and mortgage loans from Homebuilding and Walter Mortgage Company, expire within the next 12 months. The Company expects to renew these facilities on similar terms prior to the expiration. At March 31, 2007, there were $59.3 million of borrowings outstanding under these facilities.

During the first quarter of 2007, the Company entered into two interest rate hedge agreements, such that at March 31, 2007 the Company had interest rate hedge agreements with combined notional values totaling $135.0 million designed to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed bonds anticipated to be priced in April 2008. The hedges will be settled on or before maturity and are being accounted for as cash flow hedges. As such, changes in the fair value of the hedges that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

Note 10—Pension and Other Postretirement Benefits

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months		For the three months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,014	$936	$750	$531
Interest cost	2,725	2,366	4,803	3,739
Expected return on plan assets	(3,059)	(2,846)	—	—
Amortization of prior service cost	104	104	(1,064)	(1,101)
Amortization of net actuarial loss	1,142	1,057	1,843	1,238
Net periodic benefit cost	$1,926	$1,617	$6,332	$4,407

In January 2007, Jim Walter Resources signed a new contract with the United Mine Workers of America (UMWA) which eliminated certain retiree deductible requirements for members of the UMWA employed by Jim Walter Resources. The effect of this enhanced benefit will be recognized beginning in the second quarter of 2007 and is expected to increase postretirement benefits costs by $1.4 million in 2007. In addition, the reported accumulated benefit obligation is expected to increase an estimated $15.5 million as a result of this amendment.

Note 11—Net Income (Loss) Per Share

A reconciliation of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2007 and 2006 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$32,135	$32,135	$36,750	$36,750
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	5	—	1,024
	$32,135	$32,140	$36,750	$37,774
Net loss from discontinued operations	$(2,510)	$(2,510)	$(1,451)	$(1,451)
Denominator:
Average number of common shares outstanding	52,013	52,013	40,882	40,882
Effect of dilutive securities:
Stock options and restricted stock units (“units”)(b)	—	416	—	680
3.75% convertible senior subordinated notes(a)	—	84	—	9,419
	52,013	52,513	40,882	50,981
Income from continuing operations per share	$0.62	$0.61	$0.90	$0.74
Loss from discontinued operations per share	(0.05)	(0.05)	(0.04)	(0.03)
Net income per share	$0.57	$0.56	$0.86	$0.71

(a)           The numerator represents the weighted-average interest, net of tax, and the denominator represents the weighted-average shares issuable upon conversion related to the Company’s 3.75% contingent convertible senior subordinated notes.

(b)          Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options and units. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and units outstanding at March 31, 2007 and 2006 totaling 600,735 and 69,297, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

Note 12—Segment Information

Summarized financial information of the Company’s reportable segments is shown in the following table (in thousands):

	For the three months ended March 31,
	2007	2006
Net sales and revenues:
Natural Resources	$170,175	$169,098
Sloss	32,801	33,285
Natural Resources and Sloss	202,976	202,383
Financing	53,747	56,019
Homebuilding	62,133	55,288
Financing and Homebuilding Group	115,880	111,307
Other	3,518	3,163
Consolidating eliminations	(2,080)	(3,779)
Sales and revenues	$320,294	$313,074
Segment operating income (loss):
Natural Resources	$56,441	$63,925
Sloss	1,306	2,182
Natural Resources and Sloss	57,747	66,107
Financing(a)	10,571	12,992
Homebuilding	(2,678)	(4,851)
Financing and Homebuilding Group	7,893	8,141
Other	(4,545)	(5,314)
Consolidating eliminations	—	(645)
Operating income from continuing operations	61,095	68,289
Less corporate debt interest expense	(7,347)	(12,469)
Income from continuing operations before income tax expense	53,748	55,820
Income tax expense	21,613	19,070
Income from continuing operations	$32,135	$36,750
Depreciation:
Natural Resources	$7,800	$5,845
Sloss	916	940
Natural Resources and Sloss	8,716	6,785
Financing	281	342
Homebuilding	1,234	1,082
Financing and Homebuilding Group	1,515	1,424
Other	399	225
Total	$10,630	$8,434

(a)           Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $29.8 million and $30.0 million for the three months ended March 31, 2007 and 2006, respectively.

Note 13—Commitments and Contingencies

Income Tax Litigation

The Company is currently under audit by the Internal Revenue Service (the “IRS”) for the years ended December 31, 2002 through December 31, 2005. No material adjustments have been proposed as a result of these audits.

In 2006, the IRS completed an audit of the Company’s Federal income tax returns and issued a 30-day letter proposing tax deficiencies in the amount of $82.2 million for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. The issues in the 30-day letter relate primarily to the Company’s method of recognizing revenue on the sale of homes and related interest on the instalment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company’s financial exposure is limited to interest and penalties.

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

A controversy exists with regard to Federal income taxes allegedly owed by the Company for the years ended August 31, 1980 and August 31, 1983 through May 31, 1994. In connection with the bankruptcy proceedings, the IRS filed a proof of claim in the Bankruptcy Court (the “Proof of Claim”) for a substantial amount of taxes, interest and penalties with respect to the years ended August 31, 1980 and August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the “Adversary Proceeding”) and the various issues have been and are being litigated in the Bankruptcy Court.

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

The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owed. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

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

Sloss and Walter Industries Inc. have received a letter from attorneys purporting to represent a group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance and trespass. The allegations against Sloss relate to air emissions from its coking facility. Walter is named in this litigation because of its ownership interest in Sloss. Management believes that if a suit is filed on these allegations, Sloss and Walter will have substantial defenses.

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

Miscellaneous Litigation

Drummond Company, Inc. filed suit in state court in Tuscaloosa County, Alabama on October 29, 2001, against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). Drummond claimed that it was entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly owned subsidiary of the Company. The Company filed a counterclaim seeking injunctive relief, substantial actual damages and punitive damages against Drummond based on fraud. The Company and its subsidiaries were granted summary judgment on all of Drummond’s claims on March 29, 2005. A jury trial denied United Land Corporation’s counter-claim on April 8, 2005. Drummond and the Company appealed the trial court’s decision and in December 2006 the Alabama Supreme Court ruled in favor of the Company, and the case has been sent back to the trial court for further proceedings to determine the damages in favor of the Company.

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

Note 14—Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 40.2% and 34.2%, respectively. The increase in the effective tax rate in 2007 is due to the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for 2007 is 32.0%. Both 2007 and 2006 differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

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

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months Ended March 31, 2007 and 2006

	For the three months ended March 31, 2007
	Natural					Cons
	Resources	Sloss	Financing	Homebuilding	Other	Elims	Total
	(in thousands)
Net sales	$162,644	$32,564	$3,073	$62,109	$1,077	$(2,080)	$259,387
Interest income on instalment notes	—	—	49,565	—	—	—	49,565
Miscellaneous income	7,531	237	1,109	24	2,441	—	11,342
Net sales and revenues	170,175	32,801	53,747	62,133	3,518	(2,080)	320,294
Cost of sales	94,918	28,311	1,797	47,974	720	(2,080)	171,640
Interest expense(1)	—	—	29,771	—	—	—	29,771
Depreciation	7,800	916	281	1,234	399	—	10,630
Selling, general, & administrative	3,969	2,484	8,058	15,751	7,189	—	37,451
Provision for losses on instalment notes	—	—	2,897	—	—	—	2,897
Postretirement benefits	7,047	(216)	(106)	(148)	(245)	—	6,332
Amortization of intangibles	—	—	478	—	—	—	478
Operating income (loss)	$56,441	$1,306	$10,571	$(2,678)	$(4,545)	$—	$61,095
Corporate debt interest expense							(7,347)
Income from continuing operations before income taxes							$53,748

(1)          Excludes corporate debt interest expense.

	For the three months ended March 31, 2006
	Natural					Cons
	Resources	Sloss	Financing	Homebuilding	Other	Elims	Total
	(in thousands)
Net sales	$164,863	$33,154	$3,590	$55,106	$250	$(2,489)	$254,474
Interest income on instalment notes	—	—	50,530	—	—	—	50,530
Miscellaneous income	4,235	131	1,899	182	2,913	(1,290)	8,070
Net sales and revenues	169,098	33,285	56,019	55,288	3,163	(3,779)	313,074
Cost of sales	90,234	28,339	3,195	44,353	805	(3,134)	163,792
Interest expense(1)	—	—	29,976	—	—	—	29,976
Depreciation	5,845	940	342	1,082	225	—	8,434
Selling, general, & administrative	4,151	1,994	6,560	14,826	7,643	—	35,174
Provision for losses on instalment notes	—	—	2,305	—	—	—	2,305
Postretirement benefits	4,943	(170)	(48)	(122)	(196)	—	4,407
Amortization of intangibles	—	—	697	—	—	—	697
Operating income (loss)	$63,925	$2,182	$12,992	$(4,851)	$(5,314)	$(645)	$68,289
Corporate debt interest expense							(12,469)
Income from continuing operations before income taxes							$55,820

(1)          Excludes corporate debt interest expense.

Overview

The Company’s income from continuing operations for the quarter ended March 31, 2007 was $32.1 million, or $0.61 per diluted share, which compares to $36.8 million, or $0.74 per diluted share in the prior year period.

In the three months ended March 31, 2007, the Company’s results reflected an increase in net sales and revenues of 2.3% and a 10.5% reduction in operating income from continuing operations versus the same period in 2006. Metallurgical coal sales volumes increased 22% and the Company benefited from strong coal production. In addition, Homebuilding delivered higher on-your-lot average net selling prices. These improvements were more than offset by lower metallurgical coal pricing, lower natural gas pricing and higher operating expenses at Natural Resources.

Outlook and Strategic Initiatives

Natural Resources and Sloss

•       The Company has a significant portion of its annual metallurgical coal production under contract for the 2007—2008 contract year, and the new contract pricing is expected to average approximately $101 per metric ton (equivalent to approximately $92 per short ton), FOB Port of Mobile.

•       The Company expects coal production to total between 6.5 million and 6.9 million tons in 2007, including approximately 400,000 tons from Kodiak Mining LLC (“Kodiak”). Output in the second and third quarters is expected to be lower than the first quarter of 2007 due to the thinner coal seam at Mine No. 7 and the timing of upcoming longwall moves.

•       Production costs per ton recognized in 2007 are expected to be in the low-to-mid-$40-per-ton range, which excludes freight, royalties, selling, general and administrative expenses and postretirement benefits. This performance improvement from 2006 is expected to be tempered by higher labor and employee benefits due to the new agreement with the UMWA signed in January 2007, which is expected to increase costs approximately $15.0 million over 2006. Of this increase, approximately $2.7 million was recognized in the first quarter of 2007. The Company also expects production costs per ton will increase in the second and third quarters due to lower volumes, as discussed above.

•       The Company has hedged the sale of approximately 3.6 billion cubic feet of natural gas for the remainder of 2007 at an average price of $8.23 per mmbtu. Although the Company experienced strong natural gas production in the first quarter, the Company still expects full year production to be between 6.8 and 7.1 billion cubic feet.

•       At Kodiak, the Company’s production target remains 400,000 tons in 2007. However, the Company expects further operating losses from this business in the second quarter with positive contributions to earnings and cash flow during the second half of 2007.

•       Demand in the Company’s prime markets of Europe and South America remains strong. The Company is optimistic that this will continue as it is seeing significant expansion of steel production capacity in South America. Natural Resources is positioned to provide high-quality coking coal to this and other strategic markets in the future.

•       The Company is focused on growing its Natural Resources business internally and externally. Internal growth is expected from the Mine No. 7 East expansion project, which remains on track. The Company is also evaluating acquisition opportunities.

Homebuilding and Financing

•       The Company remains largely insulated from the highly publicized problems in the mortgage finance industry. Unlike most of the industry, the Company’s unique financing business focuses on consistent underwriting programs, fixed rate products and a disciplined servicing platform that emphasizes direct customer interface.

•       Prepayment speeds slowed significantly in the current period, reflecting the mortgage industry’s tightened underwriting guidelines. While slower prepayment speeds hurt near-term income, it is a positive over the long term. The Company expects prepayment rates to remain below the prior year estimates for the remainder of 2007 and does not expect refinancing activity to significantly increase.

•       Significant progress has been made to reduce the Homebuilding aged backlog and improve gross margins. The Company expects to achieve a break-even run-rate in 2007.

•       Construction starts in the first quarter were down 7% versus the prior year quarter, reflecting a lower backlog at December 31, 2006. The results of slow starts to date in 2007 will have a negative impact on second quarter unit deliveries; however, expected on-your-lot unit completion estimates remain at 2,700 to 3,000 for the full year 2007.

•       During the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operates as Crestline Homes, Inc. (“Crestline”). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline as discontinued operations for all periods presented. The Company recognized a pre-tax charge of $2.0 million included in the loss from discontinued operations in the first quarter of 2007 for severance liabilities and to write down the net assets to estimated fair value. The business is expected to be sold within the year.

•       The Company continues to evaluate various strategies to separate its Financing and Homebuilding businesses from its Natural Resources group; however, the timing and form of the separation cannot be determined at this time.

Other

•       Pension and other postretirement benefits expense will increase $15.4 million in 2007 versus 2006 levels, which is $1.4 million higher than the Company’s previous estimate, resulting from updated actuarial information, see Note 10.

•       Quarterly interest expense for the balance of 2007 will be substantially similar to the first quarter 2007.

Consolidated Results of Continuing Operations

Net sales and revenues for the three months ended March 31, 2007 were $320.3 million. Revenues grew by $7.2 million, or 2.3% from $313.1 million in the prior year period. Increased revenues are primarily attributable to higher average net selling prices in the Homebuilding segment. Additionally, Natural Resources’ revenues increased primarily due to higher average coal sales prices, as the prior year included lower-priced steam coal sales. These increases were partially offset by decreased revenues at Financing and Sloss.

Cost of sales, exclusive of depreciation, increased $7.8 million to $171.6 million and represented 66.2% of net sales in 2007 versus $163.8 million and 64.4% of net sales in the prior year. The decline in margin percentage in 2007 was primarily the result of higher production costs recognized at Natural Resources, partially offset by improved margins at Homebuilding.

Depreciation for the three months ended March 31, 2007 was $10.6 million, an increase of $2.2 million compared to the prior period. The increase is primarily due to the Company’s continued investment in the expansion of Natural Resources’ mine operations and replacement of equipment.

Selling, general and administrative expenses of $37.5 million were 11.7% of net sales and revenues in 2007, compared to $35.2 million and 11.2% in 2006. The increase was primarily attributable to increased stock award expense, increased advertising at Homebuilding and increased legal and environmental expenses at Sloss.

Postretirement benefits expense increased to $6.3 million in the 2007 period, compared to $4.4 million in the 2006 period, primarily due to an unfavorable change in actuarial assumptions year over year.

Interest expense for the mortgage-backed and asset-backed notes remained virtually unchanged compared to the same period in 2006 due to a lower effective interest rate on a higher average debt balance.

Interest expense on corporate debt decreased $5.1 million to $7.3 million primarily as a result of reduced bank debt outstanding compared to the same period in 2006 and the conversion of nearly all of the Company’s convertible senior subordinated debt into equity in the fourth quarter of 2006.

The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 40.2% and 34.2%, respectively. The increase in the effective tax rate in 2007 is due to the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for 2007 is 32.0%. Both 2007 and 2006 differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

Natural Resources, which includes the operations of Jim Walter Resources and Kodiak Mining, reported revenues of $170.2 million in the first quarter, up slightly versus the same period last year. Prices for metallurgical coal were lower in the current quarter; however, average coal sales prices were higher due to the elimination of lower-priced steam coal sales which were present in the prior year period. Coal sales volumes declined slightly and natural gas prices were lower versus last year’s first quarter, partially offsetting the higher average coal pricing.

	Three months ended March 31,
	2007	2006
Average Coal Selling Price (per Ton)	$100.34	$97.78
Tons of Coal Sold (in thousands)	1,522	1,543
Average Natural Gas Selling Price (per MCF)	$7.92	$9.29
Billion Cubic Feet of Natural Gas Sold	1.9	1.8
Number of Natural Gas Wells	424	415

Natural Resources reported operating income of $56.4 million in the first quarter, compared to $63.9 million in the prior year period. Results in the current year period include $2.3 million in increased freight costs, $2.1 million in higher postretirement healthcare costs, $2.0 million in higher depreciation expense and increased operating expenses at Kodiak. In addition, Jim Walter Resources incurred approximately $2.7 million of incremental expenses related to the new labor contract with the UMWA, which were more than offset by positive volume variances due to strong production performance at both Mine Nos. 4 and 7 in the current quarter. The unfavorable impacts were also partially offset by increased profits on higher metallurgical coal sales volumes.

Sloss

Net sales and revenues were $32.8 million for the three month period ended March 31, 2007, a decrease of $0.5 million compared to the prior year period. Revenues decreased in 2007 due to reduced furnace coke pricing and decreased foundry coke sales volumes, partially offset by increased furnace coke sales volumes. Operating income decreased by $0.9 million to $1.3 million for the three months ended March 31, 2007, primarily as a result of increased legal and environmental expenses compared to the same period in 2006.

Financing

Net sales and revenues were $53.7 million for the three month period ended March 31, 2007, a decrease of $2.3 million from the prior year period. This decrease is primarily attributable to lower prepayment-related interest income resulting from industry-wide tightened underwriting standards which significantly slowed refinancing activity. Operating income was $10.6 million in 2007, compared to $13.0 million in 2006. The decrease in operating income is primarily as a result of lower prepayment income, increased stock option expenses and an increase in the provision for losses on instalment notes. The prior year period also included a $1.0 million credit to revise the estimate for the 2005 hurricane losses.

Delinquencies (the percentage of amounts outstanding over 30 days past due) were 3.4% at March 31, 2007, down from 3.7% at March 31, 2006 primarily as a result of consistent underwriting and a strong mortgage servicing platform. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

Homebuilding

Net sales and revenues were $62.1 million for the three month period ended March 31, 2007, an increase of $6.8 million from the quarter ended March 31, 2006 as a result of higher average net selling prices, which increased 16.3% over the prior year period.

	Three months ended March 31,
	2007	2006
Unit completions	634	654
Average net selling price	$98,000	$84,300

Homebuilding’s operating loss was $2.7 million for the three months ended March 31, 2007 compared to an operating loss of $4.9 million for the three months ended March 31, 2006. The improved performance in 2007 was due to higher average net selling prices, partially offset by an increase in selling, general and administrative expenses resulting from increased stock option and advertising expenses.

Other

Results in the “Other” segment, comprised of the Company’s corporate expenses and land subsidiaries, improved by approximately $0.8 million in the first quarter, driven by lower salaries expense and professional fees, partially offset by higher stock option expenses.

FINANCIAL CONDITION

Cash and cash equivalents of continuing operations decreased from $127.4 million at December 31, 2006 to $100.9 million at March 31, 2007 reflecting $31.5 million in cash flows provided by continuing operating activities, $26.2 million of cash flows used in investing activities of continuing operations, $29.3 million of cash flows used in financing activities of continuing operations and $2.5 million in cash flows used in discontinued operating activities. See additional discussion in the Statement of Cash Flows section that follows.

Net receivables were $75.6 million at March 31, 2007, a decrease of $9.5 million from December 31, 2006 primarily due to the receipt of $18.0 million from the Company’s insurance carrier for the settlement of claims associated with the 2005 water ingress problem at Mine No. 5, which was recorded as a receivable in December 2006. This decrease was partially offset by a $9.0 million increase in receivables for other coal-related activity at Natural Resources.

Accrued expenses of $70.9 million at March 31, 2007 decreased from $94.9 million at December 31, 2006 primarily due to the payment of 2006 annual bonuses and 2006 fourth quarter taxes during the first quarter of 2007.

Corporate debt decreased $28.5 million from December 31, 2006, reflecting a $28.0 million voluntary prepayment of the term loan facility using available cash flow.

Other long-term liabilities increased $23.1 million from $189.5 million at December 31, 2006 primarily as a result of adjustments made to initially apply FIN 48 on January 1, 2007, which required an increase to the liability for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are its existing cash balances, operating cash flows and borrowings under its revolving credit facility and mortgage warehouse facilities. The Company’s principal sources of long-term funding are its bank term loan and its financings under mortgage-backed/asset-backed notes. As of March 31, 2007, total debt has decreased by $28.1 million compared to December 31, 2006. See discussion below.

The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness for the next twelve to eighteen months. However, the Company’s operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and natural gas, coal production, levels of construction activity, costs of raw materials and interest rates.

Mortgage-backed/Asset-backed Notes

At March 31, 2007, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and consisted of eight issues of public debt and one issue of private debt providing financing for instalment notes receivable purchased by Mid-State Homes (“MSH”). Mortgage debt also includes outstanding borrowings, under a $200.0 million and a $150.0 million Variable Funding Loan Agreement (“warehouse facilities”) providing temporary financing to MSH for its current purchases of instalment notes and mortgage loans from Homebuilding and Walter Mortgage Company. These facilities expire within the next 12 months; however, the Company expects to renew these facilities on similar terms prior to the expiration. At March 31, 2007, there were $59.3 million of borrowings outstanding under these facilities.

2005 Walter Credit Agreement

The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The 2005 Walter Term Loan currently requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 175 basis points over LIBOR. At March 31, 2007, the balance outstanding on the term loan was $220.2 million and the weighted-average interest rate was 7.1%. The commitment fee on the unused portion of the $225.0 million 2005 Walter Revolving Credit Facility is 0.375% and the interest rate is a floating rate of 150 basis points over LIBOR. At March 31, 2007, there were no borrowings outstanding under the revolving credit facility, but the Company had $53.4 million in letters of credit outstanding, reducing availability for revolver borrowings to $171.6 million.

During the three months ended March 31, 2007, repayments of the term loan facility totaling $28.5 million were made using available cash flow. The repayments include $28.0 million of voluntary prepayments.

Statement of Cash Flows

Cash of continuing operations was approximately $100.9 million and $127.4 million at March 31, 2007 and December 31, 2006, respectively. The decrease in cash was primarily due to the $28.0 million prepayment of term debt.

Cash flows provided by operating activities of continuing operations for the three months ended March 31, 2007 were comparable to those for the three months ended March 31, 2006.

Cash flows used in investing activities of continuing operations for the three months ended March 31, 2007 were $26.2 million compared to $8.2 million for the prior year period. Capital expenditures were comparable year-over-year; however, the prior year period benefited from an increase of $40.2 million of restricted cash and a $10.5 million escrow release from the acquisition of Mueller Water in 2005, partially offset by cash used to purchase mortgage loans.

Cash flows used in financing activities of continuing operations for the three months ended March 31, 2007 were $29.3 million compared to cash flows provided by financing activities of continuing operations of $12.4 million in the prior year period. The current year period includes $28.5 million of term loan payments. Financing activities in 2006 included $103.8 million of principal payments on the 2005 Walter Credit Agreement and $66.8 million of principal payments on the Company’s mortgage-backed/asset-backed notes, partially offset by $168.8 million of cash flows provided by the sale of common stock.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company’s operations. These risks generally arise from transactions entered into in the normal course of business. The Company’s primary market risk exposures relate to interest rate risk and commodity risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to market risk exposures in the first quarter 2007 compared to those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (Principal Executive Officer) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our management, including our Principal Executive Officer and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 13 of the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.                Risk Factors

For discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Company and Affiliated Purchasers.

During the quarter ended March 31, 2007, there were no share repurchases that reduced the availability under the Company’s Common Stock share repurchase program and at March 31, 2007, $7.5 million remains available under this program.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 6.                        Exhibits

(a)   Exhibits

Exhibit Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Principal Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ JOSEPH J. TROY	/s/ LISA A. HONNOLD
Joseph J. Troy	Lisa A. Honnold
Chief Financial Officer	Senior Vice President, Controller and Principal Accounting Officer
Date: May 9, 2007