Form 10-Q
period 2007-06-30
WALTER INDUSTRIES INC /NEW/
filed 2007-08-08
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

There were 52,112,812 shares of common stock of the registrant outstanding at July 31, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$39,491	$127,369
Short-term investments, restricted	83,517	90,042
Instalment notes receivable, net of allowance of $12,802 and $13,011, respectively	1,829,486	1,779,697
Receivables, net	77,921	85,094
Inventories	110,770	105,527
Prepaid expenses	44,714	29,727
Property, plant and equipment, net	349,151	310,163
Other long-term assets	170,490	135,274
Goodwill	10,895	10,895
Assets of discontinued operations	—	10,327
	$2,716,435	$2,684,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$59,937	$62,323
Accrued expenses	71,210	94,930
Accrued interest on debt	14,855	17,053
Debt:
Mortgage-backed/asset-backed notes	1,731,519	1,736,706
Corporate debt	232,936	249,491
Accumulated postretirement benefits obligation	347,846	330,241
Other long-term liabilities	214,535	189,458
Liabilities of discontinued operations	—	2,005
Total liabilities	2,672,838	2,682,207
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—52,108,586 and 72,730,770 shares	521	728
Capital in excess of par value	501,192	757,699
Accumulated deficit	(355,309)	(398,564)
Treasury stock—0 shares and 20,771,902 shares, at cost	—	(259,317)
Accumulated other comprehensive loss	(102,807)	(98,638)
Total stockholders’ equity	43,597	1,908
	$2,716,435	$2,684,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,
	2007	2006
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$239,146	$258,354
Interest income on instalment notes	50,662	50,937
Miscellaneous	6,716	9,699
	296,524	318,990
Costs and expenses:
Cost of sales (exclusive of depreciation)	174,457	168,359
Depreciation	11,591	9,414
Selling, general and administrative	38,125	35,784
Provision for losses on instalment notes	2,493	2,510
Postretirement benefits	6,687	4,407
Interest expense—mortgage-backed/asset-backed notes	29,745	28,958
Interest expense—corporate debt	7,218	8,920
Amortization of intangibles	442	642
	270,758	258,994
Income from continuing operations before income tax expense and minority interest	25,766	59,996
Income tax expense	7,996	16,737
Income from continuing operations before minority interest	17,770	43,259
Minority interest in net loss of affiliate	—	941
Income from continuing operations	17,770	44,200
Discontinued operations	281	19,761
Net income	$18,051	$63,961
Basic income per share:
Income from continuing operations	$0.34	$1.02
Discontinued operations	0.01	0.45
Net income	$0.35	$1.47
Diluted income per share:
Income from continuing operations	$0.33	$0.86
Discontinued operations	0.01	0.38
Net income	$0.34	$1.24
Dividends declared per common share	$0.05	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended June 30,
	2007	2006
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$498,533	$512,828
Interest income on instalment notes	100,227	101,467
Miscellaneous	18,058	17,769
	616,818	632,064
Costs and expenses:
Cost of sales (exclusive of depreciation)	346,097	332,151
Depreciation	22,221	17,848
Selling, general and administrative	75,576	70,958
Provision for losses on instalment notes	5,390	4,815
Postretirement benefits	13,019	8,814
Interest expense—mortgage-backed/asset-backed notes	59,516	58,934
Interest expense—corporate debt	14,565	21,389
Amortization of intangibles	920	1,339
	537,304	516,248
Income from continuing operations before income tax expense and minority interest	79,514	115,816
Income tax expense	29,609	35,807
Income from continuing operations before minority interest	49,905	80,009
Minority interest in net loss of affiliate	—	941
Income from continuing operations	49,905	80,950
Discontinued operations	(2,229)	18,310
Net income	$47,676	$99,260
Basic income (loss) per share:
Income from continuing operations	$0.96	$1.93
Discontinued operations	(0.04)	0.43
Net income	$0.92	$2.36
Diluted income (loss) per share:
Income from continuing operations	$0.95	$1.61
Discontinued operations	(0.04)	0.36
Net income	$0.91	$1.97
Dividends declared per common share	$0.10	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)
(in thousands)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$1,908	$728	$757,699		$(398,564)	$(259,317)	$(98,638)
Adjustment to initially apply FIN 48	(4,421)				(4,421)
Adjusted balance at January 1, 2007	$(2,513)	$728	$757,699		$(402,985)	$(259,317)	$(98,638)
Comprehensive income:
Net income	47,676			$47,676	47,676
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and net actuarial loss on postretirement benefits obligation	4,051			4,051			4,051
Increase in accumulated postretirement benefit obligation for plan amendment after measurement date	(9,347)			(9,347)			(9,347)
Net unrealized gain on hedges	1,127			1,127			1,127
Comprehensive income				$43,507
Retirement of treasury stock	—	(207)	(259,902)			260,109
Stock issued upon the exercise of stock options	643		643
Tax benefit from the exercise of stock options	1,460		1,460
Dividends paid, $0.10 per share	(5,209)		(5,209)
Stock-based compensation	6,501		6,501
Other	(792)					(792)
Balance at June 30, 2007	$43,597	$521	$501,192		$(355,309)	$—	$(102,807)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net income	$47,676	$99,260
Loss (income) from discontinued operations	2,229	(18,310)
Income from continuing operations	49,905	80,950
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Provision for losses on instalment notes receivable	5,390	4,815
Depreciation	22,221	17,848
Provision for (benefit from) deferred income taxes	(12,454)	14,167
Other	17,256	6,765
Decrease (increase) in assets:
Receivables	8,874	(29,011)
Inventories	(5,175)	536
Prepaid expenses	(639)	3,350
Instalment notes receivable, net	(41,099)	(7,071)
Increase (decrease) in liabilities:
Accounts payable	(2,888)	457
Accrued expenses	(23,852)	(10,768)
Accrued interest	(2,198)	(2,176)
Cash flows provided by operating activities of continuing operations	15,341	79,862
INVESTING ACTIVITIES
Purchases of loans	(34,988)	(70,614)
Principal payments received on purchased loans	20,908	18,458
Decrease in short-term investments, restricted	6,525	37,575
Additions to property, plant and equipment	(60,956)	(51,679)
Escrow release from prior acquisition	—	10,500
Other	2,613	1,921
Cash flows used in investing activities of continuing operations	(65,898)	(53,839)
FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	113,350	97,600
Payments of mortgage-backed/asset-backed notes	(118,598)	(126,080)
Retirements of corporate debt	(29,071)	(123,847)
Dividends paid	(5,209)	(3,309)
Tax benefit on the exercise of employee stock options	1,460	6,156
Issuance of common stock	—	168,680
Other	116	12,293
Cash flows provided by (used in) financing activities of continuing operations	(37,952)	31,493
Cash flows provided by (used in) continuing operations	$(88,509)	$57,516
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by operating activities	$630	$27,256
Cash flows used in investing activities	—	(45,913)
Cash flows provided by financing activities	—	187,272
Cash flows provided by discontinued operations	$630	$168,615
Net increase (decrease) in cash and cash equivalents	$(87,879)	$226,131
Cash and cash equivalents at beginning of period	$127,369	$64,424
Add: Cash and cash equivalents of discontinued operations at beginning of period	1	72,972
Net increase (decrease) in cash and cash equivalents	(87,879)	226,131
Less: Cash and cash equivalents of discontinued operations at end of period	—	(251,708)
Cash and cash equivalents at end of period	$39,491	$111,819
SUPPLEMENTAL DISCLOSURES
Financing Activities:
Non-cash transaction:
One-year property insurance policy financing agreement	$12,516	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

Note 1—Basis of Presentation

Walter Industries, Inc. (“Walter”), together with its consolidated subsidiaries (“the Company”), is a diversified company which operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other, see Note 13. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction. In the fourth quarter of 2006, the Company began reporting Sloss as a separate segment due to its significance in relation to all continuing operating segments. Prior to the fourth quarter of 2006, Sloss was included in the Other segment. Results for 2006 have been revised to reflect this change.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Discontinued Operations

Spin-off of Mueller Water Products, Inc.

On December 14, 2006, the Company distributed all of its 85.8 million shares of Mueller Water Products, Inc. (“Mueller Water”) Series B common stock to its shareholders and no longer holds any interest in Mueller Water. As a result of the spin-off, Mueller Water’s previously reported 2006 results are presented as discontinued operations.

Modular Homes Division

During the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operated as Crestline Homes, Inc. (“Crestline”). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline as discontinued operations for all periods presented. Crestline’s results were previously reported in the Homebuilding segment. The Company recognized a pre-tax charge of $2.0 million included in the loss from discontinued operations in the first quarter of 2007 for severance liabilities and to write down the net assets to estimated fair value. In May 2007, the Company completed the sale of certain assets and liabilities of Crestline for $2.6 million. As a result of the sale, the Company reversed $1.3 million of the previously recorded severance liabilities and recognized an additional pre-tax gain on the sale of the net assets totaling $0.8 million in discontinued operations during the second quarter of 2007.

Net sales and revenues and income from the discontinued operations of Mueller Water and Crestline were as follows (in thousands):

	For the three months ended June 30,
	2007	2006
Net sales and revenues	$5,317	$506,743
Income from discontinued operations before income tax expense and minority interest	433	36,037
Income tax expense	(152)	(15,048)
Minority interest in net income of affiliate	—	(1,228)
Net income (loss) from discontinued operations	$281	$19,761

	For the six months ended June 30,
	2007	2006
Net sales and revenues	$12,358	$946,938
Income (loss) from discontinued operations before income tax benefit (expense) and minority interest	(3,428)	33,695
Income tax benefit (expense)	1,199	(14,157)
Minority interest in net income of affiliate	—	(1,228)
Net income (loss) from discontinued operations	$(2,229)	$18,310

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

The assets and liabilities of Crestline included as discontinued operations in the consolidated balance sheet as of December 31, 2006 are shown below (in thousands):

December 31,
2006
Cash and cash equivalents	$1
Receivables, net	3,549
Inventories	3,344
Prepaid expenses	419
Property, plant and equipment, net	1,026
Other long-term assets	1,988
Total assets	$10,327
Accounts payable	$383
Accrued expenses	1,622
Total liabilities	$2,005

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

Also, as of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $67.3 million. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended June 30, 2007 and 2006, interest expense includes $2.3 million and $1.2 million, respectively, for interest accrued on the liability for unrecognized tax benefits. For the six months ended June 30, 2007 and 2006, interest expense includes $4.3 million and $2.3 million, respectively, for this accrual.

Note 4—Consolidated Statements of Cash Flows

The Company has revised its consolidated statement of cash flows for the six months ended June 30, 2006 to reflect the net increase or decrease in Financing’s instalment note receivable balance relating to the portfolio of assets originated by Homebuilding as an element in determining cash flows from operating activities. Previously, this item was reported in investing activities. The previous cash flow treatment followed the Company’s principal lines of business reporting; however, on a consolidated basis, there is no cash flow resulting from Financing’s purchase of instalment notes from Homebuilding. Financing’s purchases of loans from third parties, as well as the principal portion of cash collections on those loans, remain in investing activities.

Prior amounts reported after restating for discontinued operations have been revised as follows (in thousands):

	For the six months ended
	June 30, 2006
	Previous		As
	Presentation	Change	Revised
Instalment notes receivable, net	$—	$(7,071)	$(7,071)
Net cash provided by operating activities of continuing operations	$86,933	$(7,071)	$79,862
Purchases of loans	$(278,669)	$208,055	$(70,614)
Principal payments received on purchased loans	$219,442	$(200,984)	$18,458
Net cash provided by (used in) investing activities of continuing operations	$(60,910)	$7,071	$(53,839)

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

Note 6—Restricted Short-Term Investments

Restricted short-term investments at June 30, 2007 and December 31, 2006 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the “Trusts”) ($75.7 million and $84.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.8 million and $6.0 million, respectively).

Note 7—Instalment Notes Receivable

The instalment notes receivable is summarized as follows (in thousands):

	June 30,	December 31,
	2007	2006
Instalment notes receivable	$1,599,917	$1,578,760
Mortgage loans	242,371	213,948
Less: Allowance for losses	(12,802)	(13,011)
Net	$1,829,486	$1,779,697

Note 8—Inventories

Inventories are summarized as follows (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$46,657	$35,138
Goods in process	21,501	25,830
Raw materials and supplies	15,978	15,145
Repossessed houses held for resale	26,634	29,414
Total inventories	$110,770	$105,527

Note 9—Debt and Interest Rate Hedge Agreements

The Company has two variable funding loan facilities totaling $350.0 million that provide temporary financing to the Company’s wholly owned subsidiary, Walter Mortgage Company, the successor by merger to Mid-State Homes, Inc., for its current purchases of instalment notes from Homebuilding and mortgage loans from originations and third party purchases. The $150.0 million Trust IX facility was renewed on July 30, 2007, under substantially similar terms as the previous facility, and matures July 28, 2008. The $200.0 million Trust XIV facility will expire on November 27, 2007 and the Company expects to renew this facility on similar terms prior to expiration. At June 30, 2007, there were $113.4 million of borrowings outstanding under these facilities.

During June 2007 and July 2007, the Company entered into four interest rate hedge agreements with notional values totaling $80.0 million such that the Company now has interest rate hedge agreements with combined notional values totaling $215.0 million designed to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed bonds anticipated to be issued in April 2008. The hedges will be settled on or before maturity and are being accounted for as cash flow hedges. As such, changes in the fair value of the hedges that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

Note 10—Pension and Other Postretirement Benefits

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months		For the three months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,014	$936	$783	$531
Interest cost	2,725	2,366	4,968	3,739
Expected return on plan assets	(3,059)	(2,846)	—	—
Amortization of prior service cost	104	104	(887)	(1,101)
Amortization of net actuarial loss	1,142	1,057	1,823	1,238
Net periodic benefit cost	$1,926	$1,617	$6,687	$4,407

	Pension Benefits		Other Benefits
	For the six months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$2,028	$1,872	$1,533	$1,062
Interest cost	5,450	4,732	9,771	7,478
Expected return on plan assets	(6,118)	(5,692)	—	—
Amortization of prior service cost	208	208	(1,951)	(2,202)
Amortization of net actuarial loss	2,285	2,114	3,666	2,476
Net periodic benefit cost	$3,853	$3,234	$13,019	$8,814

In January 2007, Jim Walter Resources signed a new contract with the United Mine Workers of America (UMWA) which eliminated certain retiree deductible requirements for employees who are members of the UMWA. This enhanced employee benefit will increase postretirement benefit costs by $1.3 million in 2007, the effect of which the Company began recognizing in the second quarter of 2007. In addition, the reported accumulated postretirement benefits obligation increased $15.4 million in the second quarter of 2007 as a result of this amendment.

Note 11—Comprehensive Income

Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in accumulated postretirement benefits obligations. Comprehensive income for the three months ended June 30, 2007 and 2006 was $14.2 million and $68.3 million, respectively. For the six months ended June 30, 2007 and 2006, comprehensive income was $43.5 million and $113.9 million, respectively.

Note 12—Net Income (Loss) Per Share

A reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except per share data):

	For the three months ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$17,770	$17,770	$44,200	$44,200
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	5	—	904
	$17,770	$17,775	$44,200	$45,104
Income from discontinued operations	$281	$281	$19,761	$19,761
Denominator:
Average number of common shares outstanding	52,081	52,081	43,530	43,530
Effect of dilutive securities:
Stock options and restricted stock units (“units”)(b)	—	410	—	330
3.75% convertible senior subordinated notes(a)	—	84	—	8,315
	52,081	52,575	43,530	52,175
Income from continuing operations per share	$0.34	$0.33	$1.02	$0.86
Income from discontinued operations per share	0.01	0.01	0.45	0.38
Net income per share	$0.35	$0.34	$1.47	$1.24

	For the six months ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$49,905	$49,905	$80,950	$80,950
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	10	—	1,928
	$49,905	$49,915	$80,950	$82,878
Income (loss) from discontinued operations	$(2,229)	$(2,229)	$18,310	$18,310
Denominator:
Average number of common shares outstanding	52,046	52,046	42,025	42,025
Effect of dilutive securities:
Stock options and restricted stock units (“units”)(b)	—	395	—	384
3.75% convertible senior subordinated notes(a)	—	84	—	8,946
	52,046	52,525	42,025	51,355
Income from continuing operations per share	$0.96	$0.95	$1.93	$1.61
Income (loss) from discontinued operations per share	(0.04)	(0.04)	0.43	0.36
Net income per share	$0.92	$0.91	$2.36	$1.97

(a)           The numerator represents the weighted-average interest, net of tax, and the denominator represents the weighted-average shares issuable upon conversion related to the Company’s 3.75% contingent convertible senior subordinated notes.

(b)          Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended June 30, 2007 and 2006 totaling 578,491 and 290,029, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and units outstanding for the six months ended June 30, 2007 and 2006 totaling 784,569 and 180,230, respectively, were excluded because their effect would have been anti-dilutive.

Note 13—Segment Information

Summarized financial information of the Company’s reportable segments is shown in the following table (in thousands):

	For the three months ended June 30,
	2007	2006
Net sales and revenues:
Natural Resources	$137,490	$173,094
Sloss	33,122	34,912
Natural Resources and Sloss	170,612	208,006
Financing	55,046	55,819
Homebuilding	68,175	54,925
Financing and Homebuilding Group	123,221	110,744
Other	4,965	2,857
Consolidating eliminations	(2,274)	(2,617)
Net sales and revenues	$296,524	$318,990
Segment operating income (loss) from continuing operations:
Natural Resources	$21,764	$63,104
Sloss	2,948	2,077
Natural Resources and Sloss	24,712	65,181
Financing(a)	13,045	13,358
Homebuilding	(467)	(4,394)
Financing and Homebuilding Group	12,578	8,964
Other	(4,306)	(5,229)
Consolidating eliminations	—	—
Operating income from continuing operations	32,984	68,916
Less corporate debt interest expense	(7,218)	(8,920)
Income from continuing operations before income tax expense and minority interest	25,766	59,996
Income tax expense	7,996	16,737
Income from continuing operations before minority interest	17,770	43,259
Minority interest	—	941
Income from continuing operations	$17,770	$44,200
Depreciation:
Natural Resources	$8,696	$6,700
Sloss	943	908
Natural Resources and Sloss	9,639	7,608
Financing	273	340
Homebuilding	1,272	1,098
Financing and Homebuilding Group	1,545	1,438
Other	407	368
Total	$11,591	$9,414

	For the six months ended June 30,
	2007	2006
Net sales and revenues:
Natural Resources	$307,665	$342,192
Sloss	65,923	68,197
Natural Resources and Sloss	373,588	410,389
Financing	108,793	111,838
Homebuilding	130,308	110,213
Financing and Homebuilding Group	239,101	222,051
Other	8,483	6,020
Consolidating eliminations	(4,354)	(6,396)
Net sales and revenues	$616,818	$632,064
Segment operating income (loss) from continuing operations:
Natural Resources	$78,205	$127,029
Sloss	4,254	4,259
Natural Resources and Sloss	82,459	131,288
Financing(a)	23,616	26,350
Homebuilding	(3,145)	(9,245)
Financing and Homebuilding Group	20,471	17,105
Other	(8,851)	(10,543)
Consolidating eliminations	—	(645)
Operating income from continuing operations	94,079	137,205
Less corporate debt interest expense	(14,565)	(21,389)
Income from continuing operations before income tax expense and minority interest	79,514	115,816
Income tax expense	29,609	35,807
Income from continuing operations before minority interest	49,905	80,009
Minority interest	—	941
Income from continuing operations	$49,905	$80,950
Depreciation:
Natural Resources	$16,496	$12,545
Sloss	1,859	1,848
Natural Resources and Sloss	18,355	14,393
Financing	554	682
Homebuilding	2,506	2,180
Financing and Homebuilding Group	3,060	2,862
Other	806	593
Total	$22,221	$17,848

(a)           Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $29.7 million and $29.0 million for the three months ended June 30, 2007 and 2006, respectively, and $59.5 million and $58.9 million for the six months ended June 30, 2007 and 2006, respectively.

Note 14—Commitments and Contingencies

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

Sloss Industries entered into a decree order in 1989 relative to a Resource Conservation Recovery Act (“RCRA”) compliance program mandated by the EPA. A RCRA Facility Investigation (“RFI”) Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantially complete. At the end of 2004, the EPA re-directed Sloss’ RFI efforts toward completion of the Environmental Indicator (“EI”) determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act (“GPRA”) for RCRA by 2005. Sloss implemented the approved EI Sampling Plan in April 2005. The EPA approved/finalized the EI determinations for Sloss’ Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA has commented on the Phase III plan and Sloss has responded. A meeting has been scheduled with the EPA for the third quarter of 2007 in order to finalize the Phase III plan. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Sloss site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

Miscellaneous Litigation

Drummond Company, Inc. filed suit in state court in Tuscaloosa County, Alabama on October 29, 2001, against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). Drummond claimed that it was entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly owned subsidiary of the Company. The Company filed a counterclaim seeking injunctive relief, substantial actual damages and punitive damages against Drummond based on fraud. Drummond’s claims have been denied by the Alabama Supreme Court. United Land’s counter claims are on appeal to the Alabama Supreme Court from a summary judgment ruling against them by the trial court.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company’s consolidated financial statements.

Commitments and Contingencies—Other

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Note 15—Income Taxes

The Company’s effective tax rate related to continuing operations for the three and six months ended June 30, 2007 was 31.0% and 37.2%, respectively compared to 27.9% and 30.9% for the same periods in fiscal year 2006. The increase in the effective tax rate for the six months ended June 30, 2007 as compared to the same period in 2006 is primarily due to the unfavorable impact of a $4.4 million write-off in the first quarter of 2007 of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for the six months ended June 30, 2007 is 31.7%. Both 2007 and 2006 effective tax rates differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

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

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months Ended June 30, 2007 and 2006

	For the three months ended June 30, 2007
	Natural					Cons
	Resources	Sloss	Financing	Homebuilding	Other	Elims	Total
	(in thousands)
Net sales	$135,174	$32,975	$3,360	$68,150	$1,761	$(2,274)	$239,146
Interest income on instalment notes	—	—	50,662	—	—	—	50,662
Miscellaneous income	2,316	147	1,024	25	3,204	—	6,716
Net sales and revenues	137,490	33,122	55,046	68,175	4,965	(2,274)	296,524
Cost of sales	95,105	27,050	2,208	51,444	924	(2,274)	174,457
Interest expense(1)	—	—	29,745	—	—	—	29,745
Depreciation	8,696	943	273	1,272	407	—	11,591
Selling, general & administrative	4,525	2,397	6,946	16,074	8,183	—	38,125
Provision for losses on instalment notes	—	—	2,493	—	—	—	2,493
Postretirement benefits	7,400	(216)	(106)	(148)	(243)	—	6,687
Amortization of intangibles	—	—	442	—	—	—	442
Operating income (loss)	$21,764	$2,948	$13,045	$(467)	$(4,306)	$—	$32,984
Corporate debt interest expense							(7,218)
Income from continuing operations before income taxes							$25,766

(1)          Excludes corporate debt interest expense.

	For the three months ended June 30, 2006
	Natural					Cons
	Resources	Sloss	Financing	Homebuilding	Other	Elims	Total
	(in thousands)
Net sales	$167,726	$34,815	$3,434	$54,851	$145	$(2,617)	$258,354
Interest income on instalment notes	—	—	50,937	—	—	—	50,937
Miscellaneous income	5,368	97	1,448	74	2,712	—	9,699
Net sales and revenues	173,094	34,912	55,819	54,925	2,857	(2,617)	318,990
Cost of sales	93,730	29,109	2,905	44,294	938	(2,617)	168,359
Interest expense(1)	—	—	28,958	—	—	—	28,958
Depreciation	6,700	908	340	1,098	368	—	9,414
Selling, general & administrative	4,617	2,988	7,154	14,049	6,976	—	35,784
Provision for losses on instalment notes	—	—	2,510	—	—	—	2,510
Postretirement benefits	4,943	(170)	(48)	(122)	(196)	—	4,407
Amortization of intangibles	—	—	642	—	—	—	642
Operating income (loss)	$63,104	$2,077	$13,358	$(4,394)	$(5,229)	$—	$68,916
Corporate debt interest expense							(8,920)
Income from continuing operations before income taxes and minority interest							$59,996

(1)          Excludes corporate debt interest expense.

Overview

The Company’s income from continuing operations for the quarter ended June 30, 2007 was $17.8 million, or $0.33 per diluted share, compared to $44.2 million, or $0.86 per diluted share in the prior-year period.

Net sales and revenues from continuing operations for the second quarter totaled $296.5 million, down from $319.0 million in the prior-year period. The decline was primarily a result of lower metallurgical coal sales prices and volumes at Natural Resources, as well as higher demurrage charges. These negative comparisons were partially offset by higher pricing and increased unit completions at Homebuilding.

Operating income from continuing operations for the second quarter totaled $33.0 million compared to $68.9 million in the second quarter of 2006. Lower operating income in the current-year period primarily reflects lower metallurgical coal pricing, worse-than-anticipated geologic conditions and, as a result, lower production volumes at Jim Walter Resources’ Mine No. 7 and increased losses at Kodiak Mining. The lower sales volumes and increases in production costs at Jim Walter Resources during the current quarter were driven by hard bottom-rock conditions on Mine No. 7’s longwall panel. These adverse conditions caused significant downtime at Mine No. 7 and reduced its coal inventory available for sale. At Kodiak Mining, low productivity and a $1.5 million inventory write-off drove the unfavorable results. These negatives were partially offset by improved results at Homebuilding.

Outlook and Strategic Initiatives

Natural Resources and Sloss

•       The Company has a significant portion of its annual metallurgical coal production under contract for the 2007 - 2008 contract year, and the new contract pricing is expected to average approximately $101 per metric ton (equivalent to approximately $92 per short ton), FOB Port of Mobile.

•       The Company expects coal production to total between 6.0 million and 6.3 million tons in 2007, with production from Kodiak Mining LLC (“Kodiak”) expected to contribute 0.1 million to 0.2 million tons. This projection is lower than the previously provided projection of 6.5 million to 6.9 million tons of coal production for 2007 which reflected estimated production from Kodiak at 0.4 million tons.

•       Long-term coal production estimates are as follows:  2008: 7.0 million to 7.5 million tons; 2009: 8.4 million to 9.0 million tons; 2010:  9.1 million to 9.6 million tons. These production estimates include 100% of Kodiak’s production. The Company believes it will recognize all of Kodiak’s production and operating results through 2010, as losses recognized by the Company have significantly exceeded the venture partner’s initial investment. The growth in tonnage is expected to result primarily from the Company’s Southwest “A” panel and the Mine No. 7 East expansion.

•       The Company will continue to mine a thinner coal seam section of Mine No. 7’s north panel through August 2007; however, the Company is nearing the end of this panel and plans to move the longwall in early September, resulting in the mining of a thicker coal seam section throughout the fourth quarter of 2007.

•       Production costs per ton, which excludes freight, royalties, selling, general and administrative expenses and postretirement benefits, are expected to be in the mid-to-high-$40-per-ton range for the full year 2007.

•       At Kodiak, tons produced since inception are significantly lower than originally projected. Factors such as lower yields, significant equipment downtime and adverse geological conditions have all contributed to the shortfall. The Company is addressing these issues and expects modest improvements in productivity and operating results during the second half of 2007.

•       The Company is optimistic about the prospects for U.S. metallurgical coal producers. World crude steel production is up 8.4% for the first six months of 2007, driven by continued increases in worldwide demand. U.S. coal is attractive to South American and European customers on a delivered basis as a result of higher ocean freight rates incurred by competitors in Australia. Production and quality problems from some eastern European coal producers have led the Company’s strategic customers to seek out more U.S. supply. Australia continues to experience limited export capacity, and exchange rates are working in the Company’s favor, as international coal is traded in dollar-denominated contracts. Natural Resources continues to be positioned to provide high-quality coking coal to these and other strategic markets in the future.

•       The Company is focused on growing its Natural Resources business internally and externally. Internal growth is expected from the Mine No. 7 East expansion project, which remains on track. The Company is also evaluating acquisition opportunities. The Company continues to evaluate expansion opportunities, including potential acquisitions and further investments in coal and natural gas. The Company routinely evaluates potential new coal reserves and also explores for natural gas to supplement its existing businesses, both within close proximity and outside of its existing operations. While there are coal seams adjacent to Jim Walter Resources’ mines that have substantially similar characteristics to the Company’s existing coal products, there is no assurance that these coal seams would have economic viability. The Company is also exploring for additional sources of natural gas within coal beds and various shale strata at depths down to approximately 8,000 feet below the surface. Although natural gas is known to exist in many of these strata, there is no assurance that this exploration activity will result in commercially viable operations.

Homebuilding and Financing

•       The Company remains largely insulated from the weakness in the housing sector and the highly publicized problems in the mortgage finance industry. The Company’s Homebuilding business does not own large tracts of land for subdivision development or inventories of unsold homes. This eliminates the Company’s exposure to potential write-downs if home values decline. Unlike most of the industry, the Company’s unique Financing business focuses on consistent underwriting processes, fixed rate products and a disciplined servicing platform that emphasizes direct customer interface.

•       The portfolio performance of the Company’s Financing business remains strong. The largely fixed-rate portfolio insulates the Company and its customers from defaults resulting from payment shock associated with rising rates from adjustable rate mortgage (“ARM”) adjustments. Additionally, the servicing operation continues to deliver outstanding results. Virtually all of the key barometers and metrics point to a continuation of this performance in the future.

•       Prepayment speeds slowed significantly in the current period, reflecting rising mortgage interest rates and the departure of numerous sub-prime lenders from the market. While slower prepayment speeds hurt near-term income, it is positive for the mortgage portfolio over the long term.

•       Significant progress has been made during the quarter to improve Homebuilding’s operating results. Margin expansion continues as the Company’s construction process becomes more efficient and price increases are further realized. The Company expects to achieve a profitable run-rate in 2007.

•       At June 30, 2007, there were 1,426 units in the backlog reflecting a 22.7% decrease versus the prior year. However, the dollar value of the backlog only declined 18.3% as a result of price increases. Expected on-your-lot unit completion estimates have been reduced to a range of 2,500 to 2,700 for the full year 2007 as a result of the lower backlog.

•       During the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operated as Crestline Homes, Inc. (“Crestline”). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline as discontinued operations for all periods presented. The Company recognized a pre-tax charge of $2.0 million included in the loss from discontinued operations in the first quarter of 2007 for severance liabilities and to write down the net assets to estimated fair value. In May 2007, the Company completed the sale of certain assets and liabilities of Crestline for $2.6 million. As a result of the sale, the Company reversed $1.3 million of the previously recorded severance liabilities and recognized an additional pre-tax gain on the sale of the net assets totaling $0.8 million in discontinued operations during the second quarter of 2007.

•       The Company continues to evaluate various strategies to separate its Financing and Homebuilding businesses from its Natural Resources group; however, the timing and form of the separation cannot be determined at this time.

Other

•       Accumulated other postretirement benefits obligations increased $15.4 million in the second quarter of 2007 and postretirement benefits expense will increase by an additional $1.3 million in 2007 resulting from updated actuarial information, see Note 10.

Summary of Second Quarter Consolidated Results of Continuing Operations

Net sales and revenues for the three months ended June 30, 2007 were $296.5 million. Revenues decreased by $22.5 million, or 7.0% from $319.0 million in the prior-year period. Decreased revenues are primarily attributable to lower metallurgical coal sales prices and volumes at Natural Resources, partially offset by increased unit completions and higher average net selling prices in the Homebuilding segment.

Cost of sales, exclusive of depreciation, increased $6.1 million to $174.5 million and represented 73.0% of net sales in 2007 versus $168.4 million, or 65.2% of net sales in the prior year. The increase in the percentage in 2007 was primarily the result of higher production and demurrage charges recognized at Natural Resources, partially offset by a reduction in the percentage at Homebuilding from 80.8% in 2006 to 75.5% in the current-year period.

Depreciation for the three months ended June 30, 2007 was $11.6 million, an increase of $2.2 million compared to the prior-year period. The increase is primarily due to the Company’s continued investment in the expansion of Natural Resources’ mine operations and the replacement of mining equipment.

Selling, general and administrative expenses of $38.1 million were 12.9% of net sales and revenues in 2007, compared to $35.8 million and 11.2% in 2006. The increase was primarily attributable to increased stock award expense, increased advertising at Homebuilding and increased legal and environmental expenses at Sloss. A $1.1 million of impairment charge related to the 2006 sale of the chemical division was included in the prior-year period.

Postretirement benefits expense increased to $6.7 million in the 2007 period, compared to $4.4 million in the 2006 period, primarily due to an unfavorable change in actuarial assumptions year over year and a plan amendment resulting from the new contract with the United Mine Workers of America.

Interest expense for the mortgage-backed/asset-backed notes increased to $29.7 million compared to $29.0 million the same period in 2006 as a result of an increase in the average debt balance for the three months ended June 30, 2007, partially offset by a reduction in the effective interest rate.

Interest expense on corporate debt decreased $1.7 million to $7.2 million primarily as a result of reduced bank debt outstanding compared to the same period in 2006 and the conversion of nearly all of the Company’s convertible senior subordinated debt into equity in the fourth quarter of 2006.

The current-year and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

Natural Resources, which includes the operations of Jim Walter Resources and Kodiak Mining, reported revenues of $137.5 million in the second quarter, down $35.6 million versus the same period last year. The decline in revenues was principally driven by a $15.26 per ton reduction in metallurgical coal prices versus the prior-year period, as well as a 110,000-ton decline in coal sales volumes. Lower coal prices include the impact of reduced contract pricing and increased demurrage charges. Lower revenues also reflect a decline in natural gas volumes and pricing.

	Three months ended
	June 30,
	2007	2006
Average Metallurgical Coal Selling Price (per short ton)	$94.29	$109.55
Tons of Coal Sold (in thousands)	1,301	1,411
Average Natural Gas Selling Price (per MCF)	$7.96	$8.49
Billion Cubic Feet of Natural Gas Sold	1.8	2.0
Number of Natural Gas Wells	427	414

The Natural Resources segment reported operating income of $21.8 million in the second quarter, compared to $63.1 million in the prior-year period. Results in the current-year period include lower coal and gas sales volumes and pricing, increased production costs at Mine No. 7, higher labor costs and $5.7 million of operating losses at Kodiak Mining.

Production costs at Mine No. 7 were $71.23 per ton versus $39.76 per ton in the prior-year period, primarily reflecting additional spending due to a shift in mix to higher-cost continuous miner tons, approximately $8.70 per ton due to lower volumes produced and $3.50 per ton for higher UMWA contract labor costs. Three incremental continuous miner units were operated at Mine No. 7 during the second quarter versus the same period last year, two of which are developing the Southwest “A” panel. This development work increased spending by approximately $13.60 per ton at Mine No. 7 in the second quarter and will set the stage for incremental, lower-cost longwall production in 2008.

Sloss

Sloss generated second quarter revenues of $33.1 million, down $1.8 million from the prior-year period, and operating income of $2.9 million, up $0.9 million from the prior-year period. Results in the prior-year period included a $1.1 million asset impairment charge related to the segment’s chemicals business, which was sold in November 2006.

Financing

Net sales and revenues were $55.0 million in the second quarter, a decrease of $0.8 million from the prior-year period. This decrease is primarily attributable to lower prepayment-related interest income resulting from rising mortgage interest rates and the departure of numerous sub-prime lenders from the market which significantly slowed refinancing activity. Operating income was $13.0 million in the current-year period, compared to $13.4 million in the prior-year period. The decrease in operating income is primarily a result of lower prepayment income and increased stock option expense, partially offset by increased net interest margin from year-over-year portfolio growth.

Delinquencies (the percentage of amounts outstanding over 30 days past due) were 3.8% at June 30, 2007, down from 4.0% at June 30, 2006, primarily as a result of consistent underwriting and a strong mortgage servicing platform. As compared to the first quarter of 2007, delinquencies rose slightly, representing a typical seasonal increase. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

The number of repossessed units declined 14.2% and Real Estate Owned (“REO”) inventory as a percent of the total mortgage portfolio declined 13.2% versus the second quarter last year.

Homebuilding

Net sales and revenues were $68.2 million for the second quarter, an increase of $13.3 million from the prior-year period as a result of higher average on-your-lot selling prices and unit completions. For the current period, new sales orders, net of cancellations, were up 7.2% compared to the second quarter last year.

	Three months ended
	June 30,
	2007	2006
Unit completions	689	632
Average net selling price	$98,911	$86,790

Homebuilding’s operating loss was $0.5 million for the three months ended June 30, 2007 compared to an operating loss of $4.4 million for the same period in 2006 reflecting numerous improvements implemented to raise pricing, eliminate the backlog of low-margin units, speed up cycle times and enhance construction quality.

Other

Results in the “Other” segment, comprised of the Company’s corporate expenses and land subsidiaries, improved by approximately $0.9 million in the second quarter of 2007 over the prior-year period, driven by higher interest income.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Six Months Ended June 30, 2007 and 2006

	For the six months ended June 30, 2007
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
	(in thousands)
Net sales	$297,818	$65,539	$6,433	$130,259	$2,838	$(4,354)	$498,533
Interest income on instalment notes	—	—	100,227	—	—	—	100,227
Miscellaneous income	9,847	384	2,133	49	5,645	—	18,058
Net sales and revenues	307,665	65,923	108,793	130,308	8,483	(4,354)	616,818
Cost of sales	190,023	55,361	4,005	99,418	1,644	(4,354)	346,097
Interest expense(1)	—	—	59,516	—	—	—	59,516
Depreciation	16,496	1,859	554	2,506	806	—	22,221
Selling, general & administrative	8,494	4,881	15,004	31,825	15,372	—	75,576
Provision for losses on instalment notes	—	—	5,390	—	—	—	5,390
Postretirement benefits	14,447	(432)	(212)	(296)	(488)	—	13,019
Amortization of intangibles	—	—	920	—	—	—	920
Operating income (loss)	$78,205	$4,254	$23,616	$(3,145)	$(8,851)	$—	$94,079
Corporate debt interest expense							(14,565)
Income from continuing operations before income taxes							$79,514

(1)             Excludes corporate debt interest expense.

	For the six months ended June 30, 2006
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
	(in thousands)
Net sales	$332,589	$67,969	$7,024	$109,957	$395	$(5,106)	$512,828
Interest income on instalment notes	—	—	101,467	—	—	—	101,467
Miscellaneous income	9,603	228	3,347	256	5,625	(1,290)	17,769
Net sales and revenues	342,192	68,197	111,838	110,213	6,020	(6,396)	632,064
Cost of sales	183,964	57,448	6,100	88,647	1,743	(5,751)	332,151
Interest expense(1)	—	—	58,934	—	—	—	58,934
Depreciation	12,545	1,848	682	2,180	593	—	17,848
Selling, general & administrative	8,768	4,982	13,714	28,875	14,619	—	70,958
Provision for losses on instalment notes	—	—	4,815	—	—	—	4,815
Postretirement benefits	9,886	(340)	(96)	(244)	(392)	—	8,814
Amortization of intangibles	—	—	1,339	—	—	—	1,339
Operating income (loss)	$127,029	$4,259	$26,350	$(9,245)	$(10,543)	$(645)	$137,205
Corporate debt interest expense							(21,389)
Income from continuing operations before income taxes and minority interest							$115,816

(1)             Excludes corporate debt interest expense.

Summary of Year to Date Consolidated Results of Continuing Operations

Net sales and revenues for the six months ended June 30, 2007 were $616.8 million. Revenues decreased by $15.3 million, or 2.4% from $632.1 million in the prior-year period. Decreased revenues are primarily attributable to lower coal sales volumes and pricing at Natural Resources and, to a lesser extent, due to decreased revenues in the Financing and Sloss segments. These decreases were offset in part by increased revenues from Homebuilding primarily due to increased unit completions and higher average net selling prices.

Cost of sales, exclusive of depreciation, increased $13.9 million to $346.1 million and represented 69.4% of net sales in 2007 versus $332.2 million and 64.8% of net sales in the prior year. The increase in the percentage in 2007 was primarily the result of higher production and demurrage charges recognized at Natural Resources, partially offset by improvements at Homebuilding where cost of sales, exclusive of depreciation, as a percentage of net sales decreased from 80.6% to 76.3%.

Depreciation for the six months ended June 30, 2007 was $22.2 million, an increase of $4.4 million compared to the prior-year period. The increase is primarily due to the Company’s continued investment in the expansion of Natural Resources’ mine operations and replacement of mining equipment.

Selling, general and administrative expenses of $75.6 million were 12.3% of net sales and revenues in 2007, compared to $71.0 million and 11.2% in 2006. The increase was primarily attributable to increased stock award expense, increased advertising at Homebuilding and increased employee healthcare costs.

Postretirement benefits expense increased to $13.0 million in the 2007 period, compared to $8.8 million in the 2006 period, primarily due to an unfavorable change in actuarial assumptions year over year and a plan amendment resulting from the new contract with the United Mine Workers of America.

Interest expense for the mortgage-backed/ asset-backed notes increased $0.6 million to $59.5 million compared to $58.9 million the same period in 2006 reflecting an increase in the average year-to-date debt balance partially offset by a reduction in the effective interest rate.

Interest expense on corporate debt decreased $6.8 million to $14.6 million primarily as a result of reduced bank debt outstanding compared to the same period in 2006 and the conversion of nearly all of the Company’s convertible senior subordinated debt into equity in the fourth quarter of 2006, offset in part by an increase in the effective interest rate.

The Company’s effective tax rate related to continuing operations for the six months ended June 30, 2007 and 2006 was 37.2% and 30.9%, respectively. The increase in the effective tax rate in 2007 is primarily due to the unfavorable impact of a $4.4 million write-off in the first quarter of 2007 of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for 2007 is 31.7%. Both 2007 and 2006 differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

The current and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

Natural Resources, which includes the operations of Jim Walter Resources and Kodiak Mining, reported revenues of $307.7 million in the six months ended June 30, 2007, down $34.5 million versus the same period last year. The decline in revenues was driven in part by a $13.47 per ton reduction in metallurgical coal prices versus the prior-year period, as well as a 132,000-ton decline in coal sales volumes. Lower revenues also reflect a decline in natural gas volumes and pricing.

	Six months ended June 30,
	2007	2006
Average Metallurgical Coal Selling Price (per short ton)	$97.55	$111.02
Tons of Coal Sold (in thousands)	2,823	2,955
Average Natural Gas Selling Price (per MCF)	$7.94	$8.88
Billion Cubic Feet of Natural Gas Sold	3.6	3.8
Number of Natural Gas Wells	427	414

Natural Resources reported operating income of $78.2 million for the six month period in 2007, compared to $127.0 million in the prior-year period. Results in the current-year period include lower coal and gas sales volumes and pricing, higher production and labor costs at Jim Walter Resources and $8.9 million of pre-tax losses at Kodiak Mining. Kodiak’s losses reflect difficult geological conditions and slow advance rates. Additionally, Kodiak wrote off $1.5 million of inventory in the second quarter of 2007 as a result of lower-than-expected yields from the mine.

Sloss

Net sales and revenues were $65.9 million for the six months ended June 30, 2007, a decrease of $2.3 million compared to the prior-year period. The prior-year period included $4.8 million of revenues from the chemical business, which was sold in November 2006. This unfavorable variance was partially offset by increased furnace and foundry coke volumes for the six months ended June 2007. Operating income of $4.3 million for the six months ended June 30, 2007 was comparable to the same period in 2006.

Financing

Net sales and revenues were $108.8 million for the six months ended June 30, 2007, a decrease of $3.0 million from the prior-year period. This decrease is primarily attributable to lower prepayment-related interest income resulting from industry-wide tightened underwriting standards which significantly slowed refinancing activity. Operating income was $23.6 million in 2007, compared to $26.4 million in 2006. The decrease in operating income reflects this lower prepayment income, as well as increases in the stock option expense and the provision for losses on instalment notes.

Homebuilding

Net sales and revenues were $130.3 million for the six months ended June 30, 2007, an increase of $20.1 million from the six months ended June 30, 2006 predominantly due to higher average net selling prices, which increased 15.2% over the prior-year period, and, to a lesser extent, from higher unit completions.

	Six months ended June 30,
	2007	2006
Unit completions	1,323	1,286
Average net selling price	$98,458	$85,504

Homebuilding’s operating loss of $3.1 million for the six months ended June 30, 2007 improved $6.1 million when compared to an operating loss of $9.2 million for the six months ended June 30, 2006. The improved performance in 2007 was due to improved gross margins resulting from decreased cycle times, better pricing and some improvement in materials costs, partially offset by an increase in selling, general and administrative expenses resulting from increased stock option and advertising expenses.

Other

Results in the “Other” segment, comprised of the Company’s corporate expenses and land subsidiaries, improved by $1.7 million in the six month period ended June 30, 2007, driven by higher land sales.

FINANCIAL CONDITION

Cash and cash equivalents of continuing operations decreased from $127.4 million at December 31, 2006 to $39.5 million at June 30, 2007 resulting from $15.3 million in cash flows provided by continuing operating activities, $65.9 million of cash flows used in investing activities of continuing operations, $37.9 million of cash flows used in financing activities of continuing operations and $0.6 million in cash flows provided by discontinued operating activities. See additional discussion in the Statement of Cash Flows section that follows.

Prepaid expenses were $44.7 million at June 30, 2007, an increase of $15.0 million from December 31, 2006 primarily as a result of the June 2007 annual renewal of property insurance for $12.5 million and increased longwall move prepayments.

Other long-term assets were $170.5 million at June 30, 2007, up $35.2 million from December 31, 2006 predominantly due to an increase in the Company’s deferred tax assets as a result of initially applying FIN 48 on January 1, 2007 and increased deferred tax assets established for postretirement benefits accruals.

Accrued expenses of $71.2 million at June 30, 2007 decreased from $94.9 million at December 31, 2006 due to a decrease in current taxes payable and accrued bonuses resulting from payments in the first half of 2007 for accruals established in 2006.

Other long-term liabilities increased $25.1 million from $189.5 million at December 31, 2006 primarily as a result of adjustments made to initially apply FIN 48 on January 1, 2007, which required an increase of $30.9 million to the liability for unrecognized tax benefits, offset in part by a reduction in the accrued pension liability due to $7.7 million of payments made in the first half of 2007 to fund the plans.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal sources of short-term funding are its existing cash balances, operating cash flows and borrowings under its revolving credit facility and mortgage warehouse facilities. The Company’s principal sources of long-term funding are its bank term loan and its financings under mortgage-backed/asset-backed notes. As of June 30, 2007, total debt has decreased by $21.7 million compared to December 31, 2006. See discussion below.

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

Mortgage-backed/Asset-backed Notes

The Company has two variable funding loan facilities totaling $350.0 million that provide temporary financing to the Company’s wholly owned subsidiary, Walter Mortgage Company, the successor by merger to Mid-State Homes, Inc., for its current purchases of instalment notes from Homebuilding and mortgage loans from originations and third party purchases. The $150.0 million Trust IX facility was renewed on July 30, 2007, under substantially similar terms as the previous facility, and matures July 28, 2008. The $200.0 million Trust XIV facility will expire on November 27, 2007, and the Company expects to renew this facility on similar terms prior to expiration. At June 30, 2007, there were $113.4 million of borrowings outstanding under these facilities.

2005 Walter Credit Agreement

The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The 2005 Walter Term Loan currently requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 175 basis points over LIBOR. At June 30, 2007, the balance outstanding on the term loan was $219.6 million and the weighted-average interest rate was 7.1%. The commitment fee on the unused portion of the $225.0 million 2005 Walter Revolving Credit Facility is 0.375% and the interest rate is a floating rate of 150 basis points over LIBOR. At June 30, 2007, there were no borrowings outstanding under the revolving credit facility, but the Company had $50.0 million in letters of credit outstanding, reducing availability for revolver borrowings to $175.0 million.

During the six months ended June 30, 2007, repayments of the term loan facility totaling $29.1 million were made using cash and available cash flow. The repayments included $28.0 million of voluntary prepayments.

Statement of Cash Flows

Cash of continuing operations was $39.5 million and $127.4 million at June 30, 2007 and December 31, 2006, respectively. The decrease in cash was primarily due to $61.0 million of capital expenditures and a $28.0 million prepayment of term debt.

Cash flows provided by operating activities of continuing operations for the six months ended June 30, 2007 were $15.3 million compared to $79.9 million for the six months ended June 30, 2006. The $64.6 million decrease is primarily a result of a $31.0 million decrease in income from continuing operations and an increase in instalment notes receivable and taxes paid, partially offset by decreases in trade receivables.

Cash flows used in investing activities of continuing operations for the six months ended June 30, 2007 were $65.9 million compared to $53.8 million for the prior-year period. Results from investing activities primarily reflect capital expenditures which were $61.0 million for the six months ended June 30, 2007 compared to $51.7 million for the same period in 2006. Capital expenditures for the remainder of 2007 are expected to be $60.0 million to $90.0 million and relate primarily to Jim Walter Resources’ Mine No. 7 East expansion project.

Cash flows used in financing activities of continuing operations for the six months ended June 30, 2007 were $37.9 million compared to cash flows provided by financing activities of continuing operations of $31.5 million in the prior-year period. The current-year period includes $29.1 million of term loan payments, $5.2 million of net principal payments on the Company’s mortgage-backed/asset-backed notes and $5.2 million of dividends paid. Financing activities in 2006 included $123.8 million of term loan payments, $28.5 million of net principal payments on the Company’s mortgage-backed/asset-backed notes and $3.3 million of dividends paid. Additionally, the prior-year period benefited from the sale of common stock, a net cash inflow of $168.7 million.

MARKET RISK

The Company is exposed to certain market risks inherent in the Company’s operations. These risks generally arise from transactions entered into in the normal course of business. The Company’s primary market risk exposures relate to interest rate risk and commodity risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to market risk exposures in the second quarter 2007 compared to those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (Principal Executive Officer) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our management, including our Principal Executive Officer and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 14 of the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.                Risk Factors

For discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Company and Affiliated Purchasers.

During the quarter ended June 30, 2007, there were no share repurchases that reduced the availability under the Company’s Common Stock share repurchase program and at June 30, 2007, $7.5 million remains available under this program.

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on April 25, 2007, the following proposal was submitted to the Stockholders:

1.     The election of the following directors:

Director	For	Withheld
Howard L. Clark, Jr.	37,304,084	11,186,928
Jerry W. Kolb	45,239,099	3,251,914
Patrick A. Kriegshauser	47,727,885	763,127
Mark J. O’Brien	39,196,509	9,294,503
Victor P. Patrick	39,397,662	9,093,350
Bernard G. Rethore	47,885,154	605,858
George R. Richmond	39,397,337	9,093,675
Michael T. Tokarz	45,774,908	2,746,104

Item 6.                        Exhibits

(a)   Exhibits

Exhibit Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Principal Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ JOSEPH J. TROY	/s/ LISA A. HONNOLD
Joseph J. Troy	Lisa A. Honnold
Chief Financial Officer	Senior Vice President, Controller
and Principal Accounting Officer

Date:  August 8, 2007