Form 10-Q
period 2007-09-30
WALTER INDUSTRIES INC /NEW/
filed 2007-11-08
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER INDUSTRIES, INC.

Incorporated in Delaware	13-3429953 IRS Employer Identification No.
4211 W. Boy Scout Boulevard, Tampa, Florida	33607
(813) 871-4811 Telephone Number

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one):    Yes ☐ No ☒

        There were 51,912,603 shares of common stock of the registrant outstanding at October 31, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$23,159	$127,369
Short-term investments, restricted	86,607	90,042
Instalment notes receivable, net of allowance of $13,957 and $13,011, respectively	1,834,816	1,779,697
Receivables, net	97,350	85,094
Inventories	90,763	105,527
Prepaid expenses	46,933	29,727
Property, plant and equipment, net	396,692	310,163
Other assets	168,923	135,274
Goodwill	10,895	10,895
Assets of discontinued operations	—	10,327

	$2,756,138	$2,684,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$67,062	$62,323
Accrued expenses	76,331	94,930
Accrued interest on debt	14,149	17,053
Debt:
Mortgage-backed/asset-backed notes	1,738,273	1,736,706
Other debt	229,708	249,491
Accumulated postretirement benefits obligation	349,406	330,241
Other liabilities	221,309	189,458
Liabilities of discontinued operations	—	2,005

Total liabilities	2,696,238	2,682,207

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $.01 par value per share:
Authorized—200,000,000 shares Issued—51,926,331 and 72,730,770 shares	519	728
Capital in excess of par value	496,356	757,699
Accumulated deficit	(330,946)	(398,564)
Treasury stock—0 shares and 20,771,902 shares, at cost	—	(259,317)
Accumulated other comprehensive loss	(106,029)	(98,638)

Total stockholders' equity	59,900	1,908

	$2,756,138	$2,684,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,
	2007	2006
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$249,163	$273,467
Interest income on instalment notes	49,712	49,434
Miscellaneous	13,331	10,384

	312,206	333,285

Costs and expenses:
Cost of sales (exclusive of depreciation)	184,535	186,710
Depreciation	12,089	9,963
Selling, general and administrative	34,088	36,343
Provision for losses on instalment notes	3,366	1,946
Postretirement benefits	6,863	4,406
Interest expense—mortgage-backed/asset-backed notes	29,996	29,465
Interest expense—other debt	7,358	9,966
Amortization of intangibles	455	560

	278,750	279,359

Income from continuing operations before income tax expense and minority interest	33,456	53,926
Income tax expense	9,093	10,478

Income from continuing operations before minority interest	24,363	43,448
Minority interest in net loss of affiliate	—	59

Income from continuing operations	24,363	43,507
Discontinued operations	—	19,738

Net income	$24,363	$63,245

Basic income per share:
Income from continuing operations	$0.47	$1.00
Discontinued operations	—	0.45

Net income	$0.47	$1.45

Diluted income per share:
Income from continuing operations	$0.46	$0.85
Discontinued operations	—	0.38

Net income	$0.46	$1.23

Dividends declared per common share	$0.05	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended September 30,
	2007	2006
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$747,696	$786,295
Interest income on instalment notes	149,939	150,901
Miscellaneous	31,389	28,153

	929,024	965,349

Costs and expenses:
Cost of sales (exclusive of depreciation)	530,632	517,815
Depreciation	34,310	27,811
Selling, general and administrative	109,664	108,347
Provision for losses on instalment notes	8,756	6,761
Postretirement benefits	19,882	13,220
Interest expense—mortgage-backed/asset-backed notes	89,512	88,399
Interest expense—other debt	21,923	31,355
Amortization of intangibles	1,375	1,899

	816,054	795,607

Income from continuing operations before income tax expense and minority interest	112,970	169,742
Income tax expense	38,702	46,286

Income from continuing operations before minority interest	74,268	123,456
Minority interest in net loss of affiliate	—	1,000

Income from continuing operations	74,268	124,456
Discontinued operations	(2,229)	38,049

Net income	$72,039	$162,505

Basic income (loss) per share:
Income from continuing operations	$1.42	$2.93
Discontinued operations	(0.04)	0.89

Net income	$1.38	$3.82

Diluted income (loss) per share:
Income from continuing operations	$1.41	$2.46
Discontinued operations	(0.04)	0.74

Net income	$1.37	$3.20

Dividends declared per common share	$0.15	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

(in thousands)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$1,908	$728	$757,699		$(398,564)	$(259,317)	$(98,638)
Adjustment to initially apply FIN 48	(4,421)				(4,421)

Adjusted balance at January 1, 2007	$(2,513)	$728	$757,699		$(402,985)	$(259,317)	$(98,638)
Comprehensive income:
Net income	72,039			$72,039	72,039
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and net actuarial loss on postretirement benefits obligation	6,078			6,078			6,078
Increase in accumulated postretirement benefit obligation for plan amendment after measurement date	(9,347)			(9,347)			(9,347)
Net unrealized loss on hedges	(4,122)			(4,122)			(4,122)

Comprehensive income				$64,648

Retirement of treasury stock	—	(207)	(259,902)			260,109
Purchases of stock under stock repurchase program	(5,241)	(2)	(5,239)
Stock issued upon the exercise of stock options	725		725
Tax benefit from the exercise of stock options	1,380		1,380
Dividends paid, $0.15 per share	(7,815)		(7,815)
Stock-based compensation	9,508		9,508
Other	(792)					(792)

Balance at September 30, 2007	$59,900	$519	$496,356		$(330,946)	$—	$(106,029)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net income	$72,039	$162,505
Loss (income) from discontinued operations	2,229	(38,049)

Income from continuing operations	74,268	124,456
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Provision for losses on instalment notes receivable	8,756	6,761
Depreciation	34,310	27,811
Provision for (benefit from) deferred income taxes	(2,579)	28,114
Other	24,943	13,971
Decrease (increase) in assets, net of effect of acquisition:
Receivables	(6,675)	(37,185)
Inventories	15,107	18,872
Prepaid expenses	(2,628)	(9,777)
Instalment notes receivable, net	(55,242)	(14,808)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	3,536	549
Accrued expenses	(21,807)	(6,668)
Accrued interest	(2,904)	(1,809)

Cash flows provided by operating activities of continuing operations	69,085	150,287

INVESTING ACTIVITIES
Acquisition	(11,650)	—
Purchases of loans	(39,900)	(96,083)
Principal payments received on purchased loans	31,267	32,257
Decrease in short-term investments, restricted	3,829	38,277
Additions to property, plant and equipment	(110,345)	(75,674)
Escrow release from prior acquisition	—	10,500
Other	5,388	3,872

Cash flows used in investing activities of continuing operations	(121,411)	(86,851)

FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	172,200	145,000
Payments of mortgage-backed/asset-backed notes	(170,719)	(184,478)
Retirements of other debt	(40,831)	(174,539)
Dividends paid	(7,815)	(5,053)
Tax benefit on the exercise of employee stock options	1,380	7,150
Issuance of common stock	—	168,680
Purchases of stock under stock repurchase program	(5,241)	—
Other	(1,489)	11,579

Cash flows used in financing activities of continuing operations	(52,515)	(31,661)

Cash flows provided by (used in) continuing operations	$(104,841)	$31,775

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by operating activities	$630	$36,851
Cash flows used in investing activities	—	(64,969)
Cash flows provided by financing activities	—	19,591

Cash flows provided by (used in) discontinued operations	$630	$(8,527)

Net increase (decrease) in cash and cash equivalents	$(104,211)	$23,248

Cash and cash equivalents at beginning of period	$127,369	$64,424
Add: Cash and cash equivalents of discontinued operations at beginning of period	1	72,972
Net increase (decrease) in cash and cash equivalents	(104,211)	23,248
Less: Cash and cash equivalents of discontinued operations at end of period	—	(91,392)

Cash and cash equivalents at end of period	$23,159	$69,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended September 30, 2007
SUPPLEMENTAL DISCLOSURES
Investing Activities:
Acquisition of Tuscaloosa Resources, Inc.:
Fair value of assets acquired	$25,866
Fair value of liabilities assumed	(14,216)

Net cash paid	$11,650

Financing Activities:
One-year property insurance policy financing agreement	$8,383

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

Note 1—Basis of Presentation

        Walter Industries, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a diversified company which operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other, see Note 13. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction. In the fourth quarter of 2006, the Company began reporting Sloss as a separate segment due to its significance in relation to all continuing operating segments. Prior to the fourth quarter of 2006, Sloss was included in the Other segment. Results for 2006 have been revised to reflect this change.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Acquisition of Tuscaloosa Resources, Inc.

        On August 31, 2007, Walter, through its wholly owned subsidiary, United Land Corporation, acquired 100% of the outstanding common shares of Tuscaloosa Resources, Inc. (TRI) for $12.5 million, of which $11.7 million was paid prior to September 30, 2007. TRI debt at the date of acquisition totaled $8.5 million of which $7.0 million was retired prior to September 30, 2007. TRI mines primarily low-sulfur coal for the industrial and electric utility markets and is located in Brookwood, Alabama. The acquisition of TRI, included in the Natural Resources segment, diversifies the Company's coal production base and provides an immediate and profitable platform to grow the Company's domestic Natural Resources business.

        The financial results of TRI have been included in the Company's consolidated financial statements beginning on September 1, 2007. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 31, 2007. The purchase price allocation is preliminary and is subject to future adjustments based on the resolution of a working capital adjustment, certain loss contingencies and tax matters, as provided in the purchase agreement.

Note 3—Discontinued Operations

Spin-off of Mueller Water Products, Inc.

        On December 14, 2006, the Company distributed all of its 85.8 million shares of Mueller Water Products, Inc. ("Mueller Water") Series B common stock to its shareholders and no longer holds any interest in Mueller Water. As a result of the spin-off, Mueller Water's previously reported 2006 results are presented as discontinued operations.

Modular Homes Division

        During the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operated as Crestline Homes, Inc. ("Crestline"). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline as discontinued operations for all periods presented. Crestline's results were previously reported in the Homebuilding segment. Net loss for the nine months ended September 30, 2007 includes the results of operations of this business through May 30, 2007, partially offset by a modest gain on the sale of the business on that date.

        Net sales and revenues and income from the discontinued operations of Mueller Water and Crestline were as follows (in thousands):

	For the three months ended September 30,
	2007	2006
Net sales and revenues	$—	$523,740

Income from discontinued operations before income tax expense and minority interest	—	44,909
Income tax expense	—	(18,223)
Minority interest in net income of affiliate	—	(6,948)

Net income (loss) from discontinued operations	$—	$19,738

	For the three months ended September 30,
	2007	2006
Net sales and revenues	$12,358	$1,470,678

Income (loss) from discontinued operations before income tax benefit (expense) and minority interest	(3,428)	78,606
Income tax benefit (expense)	1,199	(32,381)
Minority interest in net income of affiliate	—	(8,176)

Net income (loss) from discontinued operations	$(2,229)	$38,049

        The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services which supported segment operations, to discontinued operations. These costs represent expenses that have historically been allocated to and recorded by the Company's operating segments as selling, general and administrative expenses. The Company did not elect to allocate additional interest expense to discontinued operations.

        The assets and liabilities of Crestline included as discontinued operations in the consolidated balance sheet as of December 31, 2006 are shown below (in thousands):

December 31, 2006
Cash and cash equivalents	$1
Receivables, net	3,549
Inventories	3,344
Prepaid expenses	419
Property, plant and equipment, net	1,026
Other assets	1,988

Total assets	$10,327

Accounts payable	$383
Accrued expenses	1,622

Total liabilities	$2,005

Note 4—Adoption of New Accounting Pronouncements

        On January 1, 2007, as required, the Company adopted FASB Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("AUG AIR-1"), which provides guidance on which methods are allowed to properly account for planned major maintenance activities. The adoption of this statement did not have a material effect on the Company's operating results, financial position or cash flows.

        On January 1, 2007, as required, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of adoption, the Company recognized an increase of $4.4 million in the liability for unrecognized tax benefits with a corresponding increase to the accumulated deficit as of January 1, 2007. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company's liability for unrecognized tax benefits totaled $53.3 million, of which $36.9 million, if recognized, would impact the effective rate. The Company does not anticipate any significant increase or decrease to the liability for unrecognized tax benefits during the next twelve months.

        Also, as of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $67.3 million. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended September 30, 2007 and 2006, interest expense includes $2.2 million and $1.2 million, respectively, for interest accrued on the liability for unrecognized tax benefits. For the nine months ended September 30, 2007 and 2006, interest expense includes $6.5 million and $3.5 million, respectively, for this accrual.

Note 5—Subsidiary Equity Award

        Effective March 1, 2007, JWH Holding Company, LLC, a wholly owned subsidiary of the Company, adopted the 2007 Long-term Incentive Award Plan (the "2007 Plan") of JWH Holding Company, LLC, under which up to 20% of the LLC interest may be awarded or granted as incentive and non-qualified stock options to eligible employees, consultants and directors.

Note 6—Restricted Short-Term Investments

        Restricted short-term investments at September 30, 2007 and December 31, 2006 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($75.6 million and $84.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($11.0 million and $6.0 million, respectively).

Note 7—Instalment Notes Receivable

        Instalment notes receivable are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
Instalment notes receivable	$1,607,684	$1,578,760
Mortgage loans	241,089	213,948
Less: Allowance for losses	(13,957)	(13,011)

Net	$1,834,816	$1,779,697

Note 8—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$24,937	$35,138
Goods in process	22,314	25,830
Raw materials and supplies	16,160	15,145
Repossessed houses held for resale	27,352	29,414

Total inventories	$90,763	$105,527

Note 9—Debt and Interest Rate Hedge Agreements

        The Company has two variable funding loan facilities totaling $350.0 million that provide temporary financing to the Company's wholly owned subsidiary, Walter Mortgage Company, the successor by merger to Mid-State Homes, Inc., for its current purchases of instalment notes from Homebuilding and for its mortgage loan originations. The $150.0 million Trust IX facility was renewed on July 30, 2007, under substantially similar terms as the previous facility, and matures July 28, 2008. The $200.0 million Trust XIV facility was renewed on October 25, 2007, under substantially similar terms as the previous facility, and matures October 23, 2008. At September 30, 2007, there were $172.2 million of borrowings outstanding under these facilities.

        During July 2007, the Company entered into two interest rate hedge agreements with notional values totaling $40.0 million such that as of September 30, 2007 the Company has interest rate hedge agreements with combined notional values totaling $215.0 million designed to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed bonds anticipated to be issued in April 2008. The hedges will be settled on or before maturity and are being accounted for as cash flow hedges. As such, changes in the fair value of the hedges that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

Note 10—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,014	$936	$799	$531
Interest cost	2,725	2,366	5,283	3,738
Expected return on plan assets	(3,059)	(2,846)	—	—
Amortization of prior service cost	104	104	(799)	(1,101)
Amortization of net actuarial loss	1,142	1,057	1,580	1,238

Net periodic benefit cost	$1,926	$1,617	$6,863	$4,406

	Pension Benefits		Other Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$3,042	$2,808	$2,331	$1,593
Interest cost	8,175	7,098	15,213	11,216
Expected return on plan assets	(9,177)	(8,538)	—	—
Amortization of prior service cost	312	312	(2,751)	(3,303)
Amortization of net actuarial loss	3,428	3,171	5,089	3,714

Net periodic benefit cost	$5,780	$4,851	$19,882	$13,220

        In January 2007, Jim Walter Resources signed a new contract with the United Mine Workers of America (UMWA) which eliminated certain retiree deductible requirements for employees who are members of the UMWA. This enhanced employee benefit will increase postretirement benefit costs by $1.3 million in 2007, the effect of which the Company began recognizing in the second quarter of 2007. In addition, the reported accumulated postretirement benefits obligation increased $15.4 million in 2007 as a result of this amendment.

Note 11—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in accumulated postretirement benefits obligations. Comprehensive income for the three months ended September 30, 2007 and 2006 was $21.1 million and $57.7 million, respectively. For the nine months ended September 30, 2007 and 2006, comprehensive income was $64.6 million and $171.6 million, respectively.

Note 12—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except per share data):

	For the three months ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$24,363	$24,363	$43,507	$43,507
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	5	—	904

	$24,363	$24,368	$43,507	$44,411

Income from discontinued operations	$—	$—	$19,738	$19,738

Denominator:
Average number of common shares outstanding	52,035	52,035	43,634	43,634
Effect of dilutive securities:
Stock options and restricted stock units(b)	—	403	—	228
3.75% convertible senior subordinated notes(a)	—	84	—	8,315

	52,035	52,522	43,634	52,177

Income from continuing operations per share	$0.47	$0.46	$1.00	$0.85
Income from discontinued operations per share	—	—	0.45	0.38

Net income per share	$0.47	$0.46	$1.45	$1.23

	For the nine months ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$74,268	$74,268	$124,456	$124,456
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	14	—	2,832

	$74,268	$74,282	$124,456	$127,288

Income (loss) from discontinued operations	$(2,229)	$(2,229)	$38,049	$38,049

Denominator:
Average number of common shares outstanding	52,035	52,035	42,511	42,511
Effect of dilutive securities:
Stock options and restricted stock units(b)	—	398	—	334
3.75% convertible senior subordinated notes(a)	—	84	—	8,756

	52,035	52,517	42,511	51,601

Income from continuing operations per share	$1.42	$1.41	$2.93	$2.46
Income (loss) from discontinued operations per share	(0.04)	(0.04)	0.89	0.74

Net income per share	$1.38	$1.37	$3.82	$3.20

(a)
The numerator represents the weighted-average interest, net of tax, and the denominator represents the weighted-average shares issuable upon conversion related to the Company's 3.75% contingent convertible senior subordinated notes.

(b)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended September 30, 2007 and 2006 totaling 715,746 and 313,269, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and restricted stock units outstanding for the nine months ended September 30, 2007 and 2006 totaling 796,971 and 219,619, respectively, were excluded because their effect would have been anti-dilutive.

Note 13—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended September 30,
	2007	2006
Net sales and revenues:
Natural Resources	$162,064	$184,392
Sloss	34,471	34,414

Natural Resources and Sloss	196,535	218,806
Financing	54,104	54,587
Homebuilding	58,060	60,854

Financing and Homebuilding Group	112,164	115,441
Other	4,689	4,203
Consolidating eliminations	(1,182)	(5,165)

Net sales and revenues	$312,206	$333,285

Segment operating income (loss) from continuing operations:
Natural Resources	$29,124	$55,641
Sloss	3,231	1,271

Natural Resources and Sloss	32,355	56,912
Financing(a)	11,247	14,226
Homebuilding	(82)	(2,467)

Financing and Homebuilding Group	11,165	11,759
Other	(2,706)	(4,779)
Consolidating eliminations	—	—

Operating income from continuing operations	40,814	63,892
Less other debt interest expense	(7,358)	(9,966)

Income from continuing operations before income tax expense and minority interest	33,456	53,926
Income tax expense	9,093	10,478

Income from continuing operations before minority interest	24,363	43,448
Minority interest	—	59

Income from continuing operations	$24,363	$43,507

Depreciation:
Natural Resources	$9,087	$7,004
Sloss	965	879

Natural Resources and Sloss	10,052	7,883
Financing	312	349
Homebuilding	1,290	1,127

Financing and Homebuilding Group	1,602	1,476
Other	435	604

Total	$12,089	$9,963

	For the nine months ended September 30,
	2007	2006
Net sales and revenues:
Natural Resources	$469,729	$526,584
Sloss	100,394	102,611

Natural Resources and Sloss	570,123	629,195
Financing	162,897	166,425
Homebuilding	188,368	171,067

Financing and Homebuilding Group	351,265	337,492
Other	13,172	10,223
Consolidating eliminations	(5,536)	(11,561)

Net sales and revenues	$929,024	$965,349

Segment operating income (loss) from continuing operations:
Natural Resources	$107,329	$182,670
Sloss	7,485	5,530

Natural Resources and Sloss	114,814	188,200
Financing(a)	34,863	40,576
Homebuilding	(3,227)	(11,712)

Financing and Homebuilding Group	31,636	28,864
Other	(11,557)	(15,322)
Consolidating eliminations	—	(645)

Operating income from continuing operations	134,893	201,097
Less other debt interest expense	(21,923)	(31,355)

Income from continuing operations before income tax expense and minority interest	112,970	169,742
Income tax expense	38,702	46,286

Income from continuing operations before minority interest	74,268	123,456
Minority interest	—	1,000

Income from continuing operations	$74,268	$124,456

Depreciation:
Natural Resources	$25,583	$19,549
Sloss	2,824	2,727

Natural Resources and Sloss	28,407	22,276
Financing	866	1,031
Homebuilding	3,796	3,307

Financing and Homebuilding Group	4,662	4,338
Other	1,241	1,197

Total	$34,310	$27,811

(a)
Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $30.0 million and $29.5 million for the three months ended September 30, 2007 and 2006, respectively, and $89.5 million and $88.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 14—Commitments and Contingencies

Income Tax Litigation

        The Company is currently under audit by the Internal Revenue Service (the "IRS") for the years ended December 31, 2002 through December 31, 2005. No material adjustments have been proposed as a result of these audits.

        In 2006, the IRS completed an audit of the Company's Federal income tax returns and issued a 30-day letter proposing tax deficiencies in the amount of $82.2 million for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. The issues in the 30-day letter relate primarily to the Company's method of recognizing revenue on the sale of homes and related interest on the instalment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company's financial exposure is limited to interest and penalties.

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

        Sloss and Walter Industries, Inc. have received a letter from attorneys purporting to represent a group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance and trespass. The allegations against Sloss relate to air emissions from its coking facility. Walter is named in this litigation because of its ownership interest in Sloss. Management believes that if a suit is filed on these allegations, Sloss and Walter will have substantial defenses.

        Sloss Industries entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantially complete. At the end of 2004, the EPA re-directed Sloss' RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Sloss implemented the approved EI Sampling Plan in April 2005. The EPA approved/finalized the EI determinations for Sloss' Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Sloss has responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III Plan. However, additional requests by EPA have expanded and continue to expand the scope of the project and will necessitate additional sampling and testing. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Sloss site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

Miscellaneous Litigation

        Drummond Company, Inc. filed suit in state court in Tuscaloosa County, Alabama on October 29, 2001, against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). Drummond claimed that it was entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly owned subsidiary of the Company. The Company filed a counterclaim seeking injunctive relief, substantial actual damages and punitive damages against Drummond based on fraud. Drummond's claims have been denied by the Alabama Supreme Court. United Land's counter-claims are on appeal to the Alabama Supreme Court from a summary judgment ruling against them by the trial court.

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

Note 15—Income Taxes

        The Company's effective tax rate related to continuing operations for the three and nine months ended September 30, 2007 was 27.2% and 34.3%, respectively compared to 19.4% and 27.3% for the same periods in 2006. The increase in the effective tax rate for the third quarter of 2007 as compared to the same period in 2006 is due to favorable adjustments recognized in the third quarter of 2006 primarily due to additional benefits from percentage depletion deductions. The increase in the effective tax rate for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily due to the unfavorable impact of a $4.4 million write-off in the first quarter of 2007 of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for the nine months ended September 30, 2007 is 30.4%. Both 2007 and 2006 effective tax rates differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 13 of "Notes to Condensed Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months Ended September 30, 2007 and 2006

	For the three months ended September 30, 2007
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$154,411	$34,337	$3,347	$57,521	$729	$(1,182)	$249,163
Interest income on instalment notes	—	—	49,712	—	—	—	49,712
Miscellaneous income	7,653	134	1,045	539	3,960	—	13,331

Net sales and revenues	162,064	34,471	54,104	58,060	4,689	(1,182)	312,206
Cost of sales	112,051	28,375	2,172	42,389	730	(1,182)	184,535
Interest expense(1)	—	—	29,996	—	—	—	29,996
Depreciation	9,087	965	312	1,290	435	—	12,089
Selling, general & administrative	4,133	2,116	6,755	14,611	6,473	—	34,088
Provision for losses on instalment notes	—	—	3,366	—	—	—	3,366
Postretirement benefits	7,576	(216)	(106)	(148)	(243)	—	6,863
Amortization of intangibles	93	—	362	—	—	—	455

Operating income (loss)	$29,124	$3,231	$11,247	$(82)	$(2,706)	$—	40,814

Other debt interest expense							(7,358)

Income from continuing operations before income taxes							$33,456

(1)
Excludes other debt interest expense.

	For the three months ended September 30, 2006
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$178,157	$34,372	$3,701	$60,631	$1,771	$(5,165)	$273,467
Interest income on instalment notes	—	—	49,434	—	—	—	49,434
Miscellaneous income	6,235	42	1,452	223	2,432	—	10,384

Net sales and revenues	184,392	34,414	54,587	60,854	4,203	(5,165)	333,285
Cost of sales	112,695	29,625	983	47,923	649	(5,165)	186,710
Interest expense(1)	—	—	29,465	—	—	—	29,465
Depreciation	7,004	879	349	1,127	604	—	9,963
Selling, general & administrative	4,109	2,809	7,106	14,393	7,926	—	36,343
Provision for losses on instalment notes	—	—	1,946	—	—	—	1,946
Postretirement benefits	4,943	(170)	(48)	(122)	(197)	—	4,406
Amortization of intangibles	—	—	560	—	—	—	560

Operating income (loss)	$55,641	$1,271	$14,226	$(2,467)	$(4,779)	$—	63,892

Other debt interest expense							(9,966)

Income from continuing operations before income taxes and minority interest							$53,926

(1)
Excludes other debt interest expense.

Overview

        The Company's income from continuing operations for the quarter ended September 30, 2007 was $24.4 million, or $0.46 per diluted share, compared to $43.5 million, or $0.85 per diluted share in the prior-year period.

        Net sales and revenues for the 2007 third quarter totaled $312.2 million, down from $333.3 million in the prior-year period. The decline was primarily due to lower metallurgical coal prices along with lower natural gas volumes and prices at Natural Resources and fewer unit completions at Homebuilding, partially offset by higher Homebuilding selling prices.

        Operating income for the 2007 third quarter totaled $40.8 million compared to $63.9 million in the third quarter of 2006. The decline in operating income in the current-year period is primarily due to the lower revenues, higher depreciation expense, increased provision of losses on instalment notes and increased postretirement benefits expense, partially offset by lower selling, general and administrative expenses.

Outlook and Strategic Initiatives

Natural Resources and Sloss

  •
  At Jim Walter Resources (JWR), during the third quarter of 2007, the Company mined through the area at Mine No. 7 where difficulties were experienced in the second quarter of 2007 and moved the longwall to the next panel in September 2007 as expected. Also in the third quarter of 2007, Mine No. 4 delivered increased production volumes that significantly reduced cost per ton. In October 2007, the longwall panel was moved at Mine No. 4 and, since the coal is thinner at the start of the new panel, No. 4 is expected to have lower production in the fourth quarter as compared to the third quarter. With two months remaining in 2007, the Company has updated its estimated full-year production range at JWR to between 5.9 million and 6.0 million tons.

  •
  Production costs per ton at JWR, which excludes freight, royalties, selling, general and administrative expenses and postretirement benefits, are expected to be in the mid-to-high-$40-per-ton range for the full year 2007.

  •
  At Kodiak, tons produced since inception are significantly lower than originally projected. Factors such as lower yields, significant equipment downtime and adverse geological conditions have all contributed to the shortfall. The Company has recently altered mine plans and expects production to be slightly better in the 2007 fourth quarter versus the 2007 third quarter. The Company continues to evaluate the best market for Kodiak's coal. Kodiak's coal can be used in the metallurgical market as a high-vol product or in the steam market as a high-BTU, low-sulfur steam coal, and both of these markets are strengthening.

  •
  The Company's recent acquisition, Tuscaloosa Resources, Inc. (TRI), is performing well and some near-term cost synergies have already been achieved. TRI produced 63,000 tons of coal in September 2007 and the Company expects TRI to produce approximately 0.8 million tons annually. The Company's access to TRI's steam and industrial coal presents opportunities for broadening its customer base, particularly in light of the strengthening worldwide steam coal market.

  •
  The Company is optimistic about the prospects for U.S. metallurgical coal producers. Global steel demand is projected to be up 6.8% in 2007 over 2006 and similar increases are projected for 2008, led by continued growth in demand in China and India, which have significant impact on global demand and indirectly affect the Company's strategic markets. Current supply of metallurgical coal remains constrained due in part to reduced production from low-vol mines in the U.S. and continued port congestion and rail problems in Australia. Further, availability of export coal from European suppliers has become limited. Ocean freight rates continue to increase, further enhancing the Company's ability to provide coal more competitively, on a delivered basis, into the Company's strategic markets in Europe and South America. All of these variables point to a 2008-2009 contract period pricing that has the potential to surpass market levels seen in 2005 of approximately $125.00 per metric ton. The Company expects to see numerous contract settlements before the end of 2007, well ahead of typical negotiations. In fact, the Company has completed a portion of its contract settlements for the 2008-2009 contract year. These higher prices are expected to apply to approximately 4.0 million tons of the Company's 2008 sales at JWR.

  •
  International coke markets are also extremely strong, with Chinese furnace coke and foundry coke prices rising over the last 12 months. Although Sloss sells its coke domestically, current Chinese prices clearly show the direction of the world coke market. For 2008, Sloss expects to produce 420,000 short tons of coke and 95% of its production is un-priced.

  •
  The Company is focused on growing its Natural Resources business internally and externally. Internal growth is expected from the Mine No. 7 East expansion project, which remains on schedule. Metallurgical coal production is expected to increase nearly 50% over the next three years, and the Company has diversified its product profile with the TRI acquisition. The Company continues to evaluate expansion opportunities, including potential acquisitions and further investments in coal and natural gas. The Company routinely evaluates potential new coal reserves and also explores for natural gas to supplement its existing businesses, both within close proximity and outside of its existing operations. While there are coal seams adjacent to Jim Walter Resources' mines that have substantially similar characteristics to the Company's existing coal products, there is no assurance that these coal seams would have economic viability. The Company is also exploring for additional sources of natural gas within coal beds and various shale strata at depths down to approximately 8,000 feet below the surface. Although natural gas is known to exist in many of these strata, there is no assurance that this exploration activity will result in commercially viable operations.

Homebuilding and Financing

  •
  New sales orders, net of cancellations, totaled 440 units in the quarter, down 16% versus last year's third quarter. Even though Homebuilding is operating at nearly breakeven levels due to lower overhead, better cycle times and lower materials costs, current net sales and backlog levels will not support Homebuilding's future profitability targets. In response, Homebuilding has launched new initiatives designed to increase sales volumes.

  •
  Homebuilding's business model protects it to some degree from the types of problems experienced in the rest of the housing sector and the highly publicized problems in the mortgage finance industry. The Company's Homebuilding business does not own land for subdivision development or inventories of unsold homes. This eliminates Homebuilding's exposure to potential write-downs if home or land values decline. Unlike most of the industry, the Company's unique Financing business focuses on consistent underwriting processes, fixed rate products and a disciplined servicing platform that emphasizes direct customer interface.

  •
  The portfolio performance of the Company's Financing business remains strong. The largely fixed-rate portfolio insulates the Company and its customers from defaults resulting from higher monthly payments associated with rising rates from Adjustable Rate Mortgage ("ARM") adjustments. The Company continues to see the benefits of having a highly experienced, direct-contact servicing organization. However, delinquencies increased slightly in the 2007 third quarter to 4.9%. This weakness led the Company to add $1.0 million to its allowance for loan losses, which represents a moderate, but prudent increase. In response to the delinquency increase, the servicing organization implemented numerous actions to improve overall results, and as such, the delinquencies on the total portfolio decreased to 4.3% at October 31, 2007.

  •
  Prepayment speeds are slowing, as alternative financing sources are rapidly disappearing. While slower prepayment speeds hurt near-term income, it is positive for the mortgage portfolio over the long term. The Company discontinued purchasing third-party loans in 2007 in order to focus all of its origination and servicing capabilities on its homebuilding business.

  •
  Significant progress has been made during the quarter to improve Homebuilding's operating results. Margin expansion continues as the Company's construction process becomes more efficient, price increases are further realized and material costs declined during the quarter. The Company has significantly lowered the breakeven volume levels for the business and expects to achieve a profitable run-rate in the near term.

  •
  The Company continues to evaluate various strategies to separate its Financing and Homebuilding businesses from its Natural Resources group; however, the timing and form of the separation cannot be determined at this time.

Summary of Third Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended September 30, 2007 were $312.2 million. Revenues decreased by $21.1 million, or 6.3%, from $333.3 million in the prior-year period. The decline was primarily due to lower metallurgical coal prices along with lower natural gas volumes and prices at Natural Resources and fewer unit completions at Homebuilding, partially offset by higher Homebuilding selling prices.

        Cost of sales, exclusive of depreciation, decreased $2.2 million to $184.5 million and represented 74.0% of net sales in 2007 versus $186.7 million, or 68.3% of net sales in the prior year. The increase in the percentage in 2007 was primarily the result of the effect from lower revenues on a relatively fixed cost structure at Natural Resources, partially offset by an improvement at Homebuilding due to reduced material costs, improvements in cost control and slightly lower overhead.

        Depreciation for the three months ended September 30, 2007 was $12.1 million, an increase of $2.1 million compared to the prior-year period. The increase is primarily due to the Company's continued investment in the expansion of Natural Resources' mining operations and the replacement of mining equipment.

        Selling, general and administrative expenses of $34.1 million were $2.2 million lower as compared to $36.3 million for the same period in 2006 primarily resulting from reduced spending at Sloss and reduced corporate expenses.

        Provision for losses on installment notes increased $1.4 million to $3.4 million in the 2007 period compared to $2.0 million in the 2006 period. The increase primarily results from a $1.0 million additional loss reserve due to expected continued weakness in Financing's ARM portfolio, which was $53.0 million at September 30, 2007.

        Postretirement benefits expense increased to $6.9 million in the 2007 period, compared to $4.4 million in the 2006 period, primarily due to an unfavorable change in actuarial assumptions year over year and a plan amendment resulting from the 2007 contract with the United Mine Workers of America.

        Interest expense for the mortgage-backed/asset-backed notes increased to $30.0 million compared to $29.5 million for the same period in 2006 as a result of an increase in the average debt balance for the three months ended September 30, 2007, partially offset by a reduction in the effective interest rate.

        Interest expense on other debt decreased $2.6 million to $7.4 million primarily as a result of a reduction in term debt outstanding compared to the same period in 2006 and the conversion of nearly all of the Company's convertible senior subordinated debt into equity in the fourth quarter of 2006.

        The Company's effective tax rate related to continuing operations for the three months ended September 30, 2007 and 2006 was 27.2% and 19.4%, respectively. The increase in the effective tax rate for the third quarter of 2007 as compared to the same period in 2006 is due to favorable adjustments recognized in the third quarter of 2006 primarily due to additional benefits from percentage depletion deductions. Both the 2007 and 2006 effective tax rates differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

        The current-year and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

        Natural Resources, which includes the operations of Jim Walter Resources, Kodiak Mining and Tuscaloosa Resources, reported revenues of $162.1 million in the third quarter, down $22.3 million versus the same period last year. The decline in revenues was principally driven by a 15.4% reduction in metallurgical coal prices along with lower natural gas volumes and pricing, partially offset by $2.2 million of income from natural gas derivative contracts originally expected to be recognized primarily in the 2007 fourth quarter. Lower coal prices include the impact of reduced contract pricing and increased demurrage charges. Statistics in the following table relate to Jim Walter Resources only.

	Three months ended September 30,
	2007	2006
Average Metallurgical Coal Selling Price (per short ton)	$89.22	$105.48
Tons of Coal Sold (in thousands)	1,570	1,567
Average Natural Gas Selling Price (per MCF)	$7.59	$8.49
Billion Cubic Feet of Natural Gas Sold	1.8	2.0
Number of Natural Gas Wells	418	423

        The Natural Resources segment reported operating income of $29.1 million in the 2007 third quarter, compared to $55.6 million in the prior-year period. The $26.5 million decrease is driven almost entirely by the decline in metallurgical coal contract pricing and increased operating losses at Kodiak Mining. This decline was partially offset by lower overall mining cost of sales, which improved 6.7% versus the same period in 2006.

Sloss

        Sloss generated 2007 third quarter net sales and revenues of $34.5 million and operating income of $3.2 million compared to $34.4 million of net sales and revenues and operating income of $1.3 million in the third quarter of 2006. The increases in 2007 as compared to 2006 are primarily due to the strength of the furnace coke market as well as better plant performance.

Financing

        Net sales and revenues were $54.1 million in the 2007 third quarter, a decrease of $0.5 million from the prior-year period. This decrease is primarily attributable to lower prepayment-related interest income. Prepayments have declined due to rising mortgage interest rates and the departure of numerous sub-prime lenders from the market which significantly slowed refinancing activity. Operating income was $11.2 million in the current-year period, compared to $14.2 million in the prior-year period. The decrease in operating income primarily results from an increase in the provision for losses, lower prepayment income and higher interest expense. In addition, prior year operating income included a $1.1 million favorable adjustment resulting from better than expected claims experience in the insurance business.

        Delinquencies (the percentage of amounts outstanding over 30 days past due) on the mortgage portfolio were 4.9% at September 30, 2007, up from 4.2% at September 30, 2006, as the Company's third party purchased loans, which include the ARM portion of the Company's portfolio, exhibited higher levels of delinquencies and losses. However, the fixed-rate portfolio also experienced an increase in delinquencies during the third quarter of 2007. This weakness led the Company to increase its allowance for loan losses by $1.0 million in the 2007 third quarter. In response to the delinquency increase, the servicing organization implemented numerous actions to improve overall results, and as such, the delinquencies on the total portfolio decreased to 4.3% at October 31, 2007. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

Homebuilding

        Net sales and revenues were $58.1 million for the third quarter, a decrease of $2.8 million from the prior-year period primarily as a result 11.6% decrease in unit completions, partially offset by a 7.4% increase in the average net selling price. For the current period, new sales orders, net of cancellations, were down 16.0% compared to the third quarter of 2006 primarily resulting from unfavorable market conditions facing the entire homebuilding industry.

	Three months ended September 30,
	2007	2006
Unit completions	585	662
Average net selling price	$98,327	$91,587

        Homebuilding's operating loss was $0.1 million for the three months ended September 30, 2007 compared to an operating loss of $2.5 million for the same period in 2006. The improvement resulted from higher selling prices and lower material costs.

Other

        Results in the "Other" segment, comprised of the Company's corporate expenses and land subsidiaries, improved by $2.1 million in the third quarter of 2007 over the prior-year period, driven by increased land sales and lower corporate selling, general and administrative expenses.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Nine Months Ended September 30, 2007 and 2006

	For the nine months ended September 30, 2007
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$452,229	$99,876	$9,780	$187,780	$3,567	$(5,536)	$747,696
Interest income on instalment notes	—	—	149,939	—	—	—	149,939
Miscellaneous income	17,500	518	3,178	588	9,605	—	31,389

Net sales and revenues	469,729	100,394	162,897	188,368	13,172	(5,536)	929,024
Cost of sales	302,074	83,736	6,177	141,807	2,374	(5,536)	530,632
Interest expense(1)	—	—	89,512	—	—	—	89,512
Depreciation	25,583	2,824	866	3,796	1,241	—	34,310
Selling, general & administrative	12,627	6,997	21,759	46,436	21,845	—	109,664
Provision for losses on instalment notes	—	—	8,756	—	—	—	8,756
Postretirement benefits	22,023	(648)	(318)	(444)	(731)	—	19,882
Amortization of intangibles	93	—	1,282	—	—	—	1,375

Operating income (loss)	$107,329	$7,485	$34,863	$(3,227)	$(11,557)	$—	134,893

Other debt interest expense							(21,923)

Income from continuing operations before income taxes							$112,970

(1)
Excludes other debt interest expense.

	For the nine months ended September 30, 2006
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$510,746	$102,341	$10,725	$170,588	$2,166	$(10,271)	$786,295
Interest income on instalment notes	—	—	150,901	—	—	—	150,901
Miscellaneous income	15,838	270	4,799	479	8,057	(1,290)	28,153

Net sales and revenues	526,584	102,611	166,425	171,067	10,223	(11,561)	965,349
Cost of sales	296,659	87,073	6,036	136,570	2,393	(10,916)	517,815
Interest expense(1)	—	—	88,399	—	—	—	88,399
Depreciation	19,549	2,727	1,031	3,307	1,197	—	27,811
Selling, general & administrative	12,877	7,791	21,867	43,268	22,544	—	108,347
Provision for losses on instalment notes	—	—	6,761	—	—	—	6,761
Postretirement benefits	14,829	(510)	(144)	(366)	(589)	—	13,220
Amortization of intangibles	—	—	1,899	—	—	—	1,899

Operating income (loss)	$182,670	$5,530	$40,576	$(11,712)	$(15,322)	$(645)	201,097

Other debt interest expense							(31,355)

Income from continuing operations before income taxes and minority interest							$169,742

(1)
Excludes other debt interest expense.

Summary of Year to Date Consolidated Results of Continuing Operations

        Net sales and revenues for the nine months ended September 30, 2007 were $929.0 million. Revenues decreased by $36.3 million, or 3.8% from $965.3 million in the prior-year period. Decreased revenues are primarily attributable to lower coal sales volumes and pricing at Natural Resources, partially offset by increased revenues from Homebuilding primarily due to higher average net selling prices.

        Cost of sales, exclusive of depreciation, increased $12.8 million to $530.6 million and represented 71.0% of net sales in 2007 versus $517.8 million and 65.9% of net sales in the prior year. The increase in the percentage in 2007 primarily results from the effect of lower revenues on a relatively fixed cost structure at Natural Resources, partially offset by improvements at Homebuilding where cost of sales, exclusive of depreciation, as a percentage of net sales decreased from 80.1% in 2006 to 75.5% in 2007.

        Depreciation for the nine months ended September 30, 2007 was $34.3 million, an increase of $6.5 million compared to the prior-year period. The increase is primarily due to the Company's continued investment in the expansion of Natural Resources' mining operations and the replacement of mining equipment.

        Selling, general and administrative expenses of $109.7 million were 11.8% of net sales and revenues in 2007, compared to $108.3 million and 11.2% in 2006. The increase was primarily attributable to increased expenses at Homebuilding for stock awards, professional services and advertising.

        Provision for losses on installment notes increased $2.0 million to $8.8 million in the 2007 period compared to $6.8 million in the 2006 period. The increase reflects lower recovery rates in 2007 and a $1.0 million additional loss reserve due to expected continued weakness in Financing's ARM portfolio.

        Postretirement benefits expense increased to $19.9 million in the 2007 period, compared to $13.2 million in the 2006 period, primarily due to an unfavorable change in actuarial assumptions year over year and a plan amendment resulting from the 2007 contract with the United Mine Workers of America.

        Interest expense for the mortgage-backed/asset-backed notes increased $1.1 million to $89.5 million compared to $88.4 million for the same period in 2006 resulting from an increase in the average year-to-date debt balance, partially offset by a reduction in the effective interest rate.

        Interest expense on other debt decreased $9.4 million to $21.9 million primarily as a result of reduced term debt outstanding compared to the same period in 2006 and the conversion of nearly all of the Company's convertible senior subordinated debt into equity in the fourth quarter of 2006.

        The Company's effective tax rate related to continuing operations for the nine months ended September 30, 2007 and 2006 was 34.3% and 27.3%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily due to the unfavorable impact of a $4.4 million write-off in the first quarter of 2007 of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for the nine months ended September 30, 2007 is 30.4%. Both 2007 and 2006 differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

        The current-year and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

        Natural Resources, which includes the operations of Jim Walter Resources, Kodiak Mining and Tuscaloosa Resources, reported revenues of $469.7 million in the nine months ended September 30, 2007, down $56.9 million versus the same period last year. The decline in revenues was driven in part by a $14.39 per ton reduction in metallurgical coal prices versus the prior-year period, partially offset by an increase of 172,000-tons in metallurgical coal sales volumes. Steam coal sales volumes totaled 300,000-tons in the prior year period. These lower-priced steam coal sales ceased in the first quarter of 2006. Lower revenues also include a decline in natural gas volumes and pricing. Statistics in the following table include results from Jim Walter Resources only.

	Nine months ended September 30,
	2007	2006
Average Metallurgical Coal Selling Price (per short ton)	$94.57	$108.96
Tons of Coal Sold (in thousands)	4,393	4,521
Average Natural Gas Selling Price (per MCF)	$7.82	$8.74
Billion Cubic Feet of Natural Gas Sold	5.4	5.8
Number of Natural Gas Wells	418	423

        Natural Resources reported operating income of $107.3 million for the nine month period in 2007, compared to $182.7 million in the prior-year period. Results in the current-year period include lower coal and natural gas sales pricing and volumes, higher production and labor costs at Jim Walter Resources and $13.8 million of pre-tax losses at Kodiak Mining. Kodiak's losses reflect difficult geological conditions and slow advance rates.

Sloss

        Net sales and revenues were $100.4 million for the nine months ended September 30, 2007, a decrease of $2.2 million compared to the prior-year period. The prior-year period included $7.3 million of revenues from the chemical business, which was sold in November 2006. This unfavorable variance was partially offset by increased furnace coke and fiber volumes for the nine months ended September 30, 2007. Operating income of $7.5 million for the nine months ended September 30, 2007 increased $2.0 million as compared to the same period in the prior year mainly due to a stronger furnace coke market, lower raw material costs and improved coke plant performance.

Financing

        Net sales and revenues were $162.9 million for the nine months ended September 30, 2007, a decrease of $3.5 million from the prior-year period. This decrease is primarily attributable to lower prepayment-related interest income resulting from industry-wide tightened underwriting standards which significantly slowed refinancing activity. Operating income was $34.9 million in 2007, compared to $40.6 million in 2006. The decrease in operating income reflects this lower prepayment income, an increase in interest expense due to higher average monthly warehouse debt, an increase in the provision for loan losses due to expected continued weakness in Financing's ARM portfolio, and an increase in stock award expenses.

Homebuilding

        Net sales and revenues were $188.4 million for the nine months ended September 30, 2007, an increase of $17.3 million from the nine months ended September 30, 2006 primarily due to higher average net selling prices, which increased 12.4% over the prior-year period.

	Nine months ended September 30,
	2007	2006
Unit completions	1,908	1,948
Average net selling price	$98,418	$87,571
New sales contracts	1,988	1,995
Cancellations	320	415

        Homebuilding's operating loss of $3.2 million for the nine months ended September 30, 2007 improved $8.5 million when compared to an operating loss of $11.7 million for the nine months ended September 30, 2006. The improved performance in 2007 was due to increased pricing, reduced cost of sales resulting from decreased cycle times and reductions in materials costs, partially offset by an increase in selling, general and administrative expenses resulting from increased stock awards expense, professional service fess and advertising expenses.

Other

        Results in the "Other" segment, comprised of the Company's corporate expenses and land subsidiaries, improved by $3.8 million in the nine month period ended September 30, 2007, driven by higher land sales.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations decreased from $127.4 million at December 31, 2006 to $23.2 million at September 30, 2007 resulting from $69.1 million in cash flows provided by continuing operating activities offset by $121.4 million of cash flows used in investing activities of continuing operations and $52.5 million of cash flows used in financing activities of continuing operations. See additional discussion in the Statement of Cash Flows section that follows.

        Inventories decreased $14.8 million from $105.5 million at December 31, 2006 to $90.8 million at September 30, 2007. Inventories decreased $7.1 million at Natural Resources driven by strong customer demand and $3.9 million at Homebuilding resulting from a lower number of units under construction.

        Prepaid expenses were $46.9 million at September 30, 2007, an increase of $17.2 million from December 31, 2006 primarily as a result of the annual renewal of property insurance in June 2007 and increased prepaid expenses associated with longwall moves.

        Property, plant and equipment increased $86.5 million to $396.7 million at September 30, 2007 primarily as a result of continued investment in Natural Resources' mining operations, the replacement of mining equipment and the acquisition of TRI's assets.

        Other assets were $168.9 million at September 30, 2007, up $33.6 million from December 31, 2006 primarily due to an increase in the Company's deferred tax assets as a result of initially applying FIN 48 on January 1, 2007, an increase in deferred tax assets established for postretirement benefits accruals and additional identifiable intangible assets resulting from the TRI acquisition.

        Accrued expenses of $76.3 million at September 30, 2007 decreased from $94.9 million at December 31, 2006 due to a decrease in current taxes payable and accrued bonuses resulting from payments in the beginning of 2007 for accruals established for calendar year 2006.

        Other liabilities increased $31.9 million from $189.5 million at December 31, 2006 primarily as a result of adjustments made to initially apply FIN 48 on January 1, 2007, which required an increase of $30.9 million to the liability for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are its existing cash balances, operating cash flows and borrowings under its revolving credit facility and mortgage warehouse facilities. The Company's principal sources of long-term funding are its bank term loan and its financings under mortgage-backed/asset-backed notes. As of September 30, 2007, total debt has decreased by $18.2 million compared to December 31, 2006. See discussion below.

        The Company believes that, based on current forecasts and anticipated market conditions, funding generated from operating cash flow and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness for the next twelve to eighteen months. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and natural gas, coal production, levels of construction activity, costs of raw materials, conditions in the asset-backed securities capital markets and interest rates.

Mortgage-backed/Asset-backed Notes

        The Company has two variable funding loan facilities totaling $350.0 million that provide temporary financing to the Company's wholly owned subsidiary, Walter Mortgage Company, the successor by merger to Mid-State Homes, Inc., for its current purchases of instalment notes from Homebuilding and for its mortgage loan originations. The $150.0 million Trust IX facility was renewed on July 30, 2007, under substantially similar terms as the previous facility, and matures July 28, 2008. The $200.0 million Trust XIV facility was renewed on October 25, 2007, under substantially similar terms as the previous facility, and matures October 23, 2008. At September 30, 2007, there were $172.2 million of borrowings outstanding under these facilities.

2005 Walter Credit Agreement

        The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The 2005 Walter Term Loan currently requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 175 basis points over LIBOR. At September 30, 2007, the balance outstanding on the term loan was $219.1 million and the weighted-average interest rate was 7.3%. The commitment fee on the unused portion of the $225.0 million 2005 Walter Revolving Credit Facility is 0.375% and the interest rate is a floating rate of 150 basis points over LIBOR. At September 30, 2007, there were no borrowings outstanding under the revolving credit facility, but the Company had $50.0 million in letters of credit outstanding, reducing availability for revolver borrowings to $175.0 million.

        During the nine months ended September 30, 2007, repayments of the term loan facility totaling $29.6 million were made using cash and available cash flow. The repayments included $28.0 million of voluntary prepayments.

Statement of Cash Flows

        Cash of continuing operations was $23.2 million and $127.4 million at September 30, 2007 and December 31, 2006, respectively. The decrease in cash was primarily due to $110.3 million of capital expenditures, $40.8 million repayments of debt, $11.7 million for the TRI acquisition, $7.8 million of dividends paid and $5.2 million of stock purchases under the stock repurchase program. These cash outflows were partially offset by $69.1 million of cash provided by operating activities of continuing operations.

        Cash flows provided by operating activities of continuing operations for the nine months ended September 30, 2007 were $69.1 million compared to $150.3 million for the nine months ended September 30, 2006. The $81.2 million decrease is primarily a result of a $50.2 million decrease in income from continuing operations and a $27.5 million increase in taxes paid.

        Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2007 were $121.4 million compared to $86.9 million for the prior-year period. Results from investing activities include capital expenditures of $110.3 million for the nine months ended September 30, 2007 compared to $75.7 million for the same period in 2006. Capital expenditures for the remainder of 2007 are expected to be $25.0 million to $35.0 million and relate primarily to Jim Walter Resources' Mine No. 7 East expansion project. Investing activities for 2007 also includes cash outflow of $11.7 million to acquire TRI.

        Cash flows used in financing activities of continuing operations for the nine months ended September 30, 2007 were $52.5 million compared to cash flows used in financing activities of continuing operations of $31.7 million in the prior-year period. The current-year period includes $40.8 million of corporate debt payments, $5.2 million of stock purchases under the stock repurchase program, and $7.8 million of dividends paid. Financing activities in 2006 included $174.5 million of term loan payments, $39.5 million of net principal payments on the Company's mortgage-backed/asset-backed notes and $5.1 million of dividends paid. Additionally, the prior-year period benefited from the sale of common stock, a net cash inflow of $168.7 million. Debt repayments in 2007 include $7.0 million to repay debt assumed in the TRI acquisition.

MARKET RISK

        The Company is exposed to certain market risks inherent in the Company's operations. These risks generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to interest rate risk and commodity risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

        There have been no material changes to market risk exposures in the third quarter 2007 compared to those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (Principal Executive Officer) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our management, including our Principal Executive Officer and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers' demand for the Company's products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company's mining operations, changes in customer orders, pricing actions by the Company's competitors, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Risks associated with forward-looking statements are more fully described in the Company's filings with the Securities and Exchange Commission. Those risks also include the timing of and ability to execute other strategic actions that may be pursued. The Company has no duty to update its outlook statements as of any future date.

33

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 14 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.    Risk Factors

        For discussion of the Company's risk factors, please refer to Part 1, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Company and Affiliated Purchasers.

        During the quarter ended September 30, 2007, there were 218,753 shares of common stock repurchased that reduced the availability under the Company's Common Stock Share Repurchase program. At September 30, 2007, $19.8 million remains available under this program.

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

WALTER INDUSTRIES, INC.
/s/ JOSEPH J. TROY Joseph J. Troy Chief Financial Officer	/s/ LISA A. HONNOLD Lisa A. Honnold Senior Vice President, Controller and Principal Accounting Officer

Date: November 8, 2007

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES