Form 10-K
period 2007-12-31
WALTER INDUSTRIES INC /NEW/
filed 2008-03-07
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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
(813) 871-4811 Registrant's telephone number, including area code:
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2007, the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.5 billion.

Number of shares of common stock outstanding as of February 29, 2008: 52,357,162

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 23, 2008 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Description of Business and

Item 1A.    Risk Factors

(a)    Narrative Description of Business

General

        Walter Industries, Inc. ("the Company"), organized in 1987, is a diversified company that operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke and slag fiber, mortgage financing, and home construction.

        Our businesses may be grouped in the following broad categories:

        Natural Resources and Sloss.    Our Natural Resources segment consists primarily of Jim Walter Resources, Inc. ("JWR"), Tuscaloosa Resources, Inc. ("TRI"), Kodiak Mining Company, LLC ("Kodiak") and United Land Corporation ("United Land"). In 2007, JWR produced 5.8 million tons of high quality metallurgical coal. In addition, JWR owns 50% of Black Warrior Methane Corp., which extracts coalbed methane gas; JWR's portion of the production was 7.2 billion cubic feet of natural gas in 2007. United Land was reclassified from the Other segment to the Natural Resources segment in 2007, as it is the parent company of TRI and Kodiak. All results have been revised to reflect this change. The Company owns a 51% interest in Kodiak, which operates an underground mine in Shelby County, Alabama designed primarily to produce steam coal. TRI was acquired on August 31, 2007 and mines primarily low-sulfur coal for the industrial and electric utility markets. Since August 31, 2007, TRI has sold and produced 247,000 tons of coal. Sloss is a manufacturer of furnace and foundry coke and slag fiber. In 2007, Sloss sold 431,000 tons of furnace and foundry coke.

        Financing and Homebuilding.    Our Financing segment, which includes Walter Mortgage Company ("WMC"), originates, purchases, services and securitizes non-conforming instalment notes and loans that are secured by mortgages and liens. The mortgage portfolio at December 31, 2007 was approximately $1.8 billion. Our Homebuilding segment includes Jim Walter Homes, Inc. ("JWH"), which is a leading on-your-lot homebuilder. JWH, which has a significant presence in the southeastern United States, provides mortgage financing for approximately 94.3% of the homes we build and sells these originated notes to WMC.

        Other.    The Other segment includes the Company's other land subsidiaries and corporate expenses.

Recent Developments

        On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have closed or will close as part of the restructuring. The closure of the sales centers will result in a reduction in divisions from eight to five. In addition, reductions in corporate overhead have been taken. As a result of this restructuring, the Company expects to record a restructuring charge in the range of $6.0 million to $8.0 million, with the majority of this amount to be recognized in the first quarter 2008, resulting from asset impairments and a 25% reduction in workforce. The Company expects to offset the impact of lower sales volumes with annualized reductions in operating expenses in the range of $26.0 to $28.0 million, with a significant portion expected to be recognized in 2008.

        As previously announced, the Company continues to evaluate strategic alternatives for its Financing and Homebuilding businesses. In February 2008, the Board of Directors assigned the Company's former Chief Financial Officer to focus exclusively on accelerating the implementation of separating the Financing and Homebuilding business from the remaining Walter Industries' energy assets.

        The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.walterind.com without charge as soon as reasonably practical after filing or furnishing these reports to the Securities and Exchange Commission ("SEC"). Additionally, the Company will also provide, without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Walter Industries Inc., Attention: Shareholder Relations, 4211 W. Boy Scout Boulevard, Tampa, Florida 33607. You may read and copy any document the Company files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's website at http://www.sec.gov.

(b)    Industry Segments

        The Company's industry segment information is included in Note 18 of "Notes to Consolidated Financial Statements" included herein.

(c)    Description of Business

Natural Resources

Jim Walter Resources, Inc.

        The operations of Jim Walter Resources, Inc. ("JWR") are conducted through its Mining Division, which mines and sells high quality metallurgical coal from two underground mines in Alabama, and its De-Gas Division, which extracts and sells natural gas from the coal seams owned or leased by JWR.

        In 2004, the Company announced a project to expand production in an area called Mine No. 7 East. The new mine area will consist of one additional longwall unit and three continuous miner sections, providing incremental annual production capacity of approximately 2.7 million tons. The investment of approximately $177.2 million will result in longwall production beginning in early 2009. Capital expenditures through December 31, 2007 related to this expansion project amounted to $122.3 million and are expected to be approximately $39.5 million in 2008. In December 2006, mining operations ceased at Mine No. 5 as planned. The preparation plant at Mine No. 5 will remain operational and serve as the washing and shipping point for production associated with the Mine No. 7 East expansion project.

        The Mining Division had net sales and revenues of $556.7 million, $611.7 million and $493.5 million in the years ended December 31, 2007, 2006 and 2005, respectively.

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

        The majority of coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. The Mining Division currently operates one longwall mining system in each mine for primary production and four to six continuous miner sections in each mine for the development of mains and longwall panel entries. As noted above, the Company is investing in Mine No. 7 East such that the mine will operate two longwall mining systems. The Mining Division's normal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. This ratio is expected to remain consistent after the start of longwall operations for the Mine No. 7 East expansion in 2009.

        Environmental expenditures imposed by laws relating to mining have been insignificant to date and no substantial expenditures are expected in the future.

        The Mining Division's coal is principally sold to a diversified base of offshore metallurgical coal customers. The division's metallurgical coal is sold to customers in numerous markets throughout Europe, South America, Turkey and Africa. Most metallurgical coal sales are made under fixed price supply contracts, usually with a duration of one year, running principally from July through June. However, some sales of metallurgical coal can occur in the spot market as dictated by available JWR supply and market demand. During 2007, JWR's two largest customers represented approximately 13.7% and 12.7% of the Mining Division's sales, respectively. The Company believes that the loss of those customers would not have a material adverse effect on the results of operations of the Company as the loss of volume from these customers would be replaced with sales to other existing or new customers due to strong worldwide demand for metallurgical coal. Foreign sales accounted for approximately 97.5% of the Mining Division's net sales during the year. Domestic sales include coal sold to Sloss.

        The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells natural gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal ownership joint venture with El Paso Production Co., a subsidiary of El Paso Corporation. JWR also operates a wholly owned low quality gas ("LQG") facility. The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing natural gas concentrations with wells drilled in conjunction with the mining operations. There were 408 wells producing approximately 12.9 billion cubic feet of natural gas in 2007. JWR generated 7.2 billion cubic feet in 2007, including 1.4 billion cubic feet from its LQG operations. The degasification operation has improved mining operations and safety by reducing methane gas levels in the mines, and has been a profitable operation. Gas production is expected to remain level at 6.8 to 7.2 billion cubic feet in 2008.

Kodiak Mining Company, LLC

        Kodiak Mining Company, LLC ("Kodiak") was established in 2005 to develop and operate an underground coal mine in Shelby County, Alabama. The mine has high BTU, low sulfur coal that can be sold into either the metallurgical or steam coal market. Production began in 2006 and is expected to reach 0.3 million tons in 2008. Annual production is expected to reach approximately 0.7 million tons until the coal is exhausted or a new mining area is developed.

Tuscaloosa Resources, Inc.

        On August 31, 2007, the Company acquired all of the outstanding common shares of Tuscaloosa Resources, Inc. ("TRI") for approximately $12.5 million in cash and $8.5 million of acquired debt, of which $7.1 million was immediately retired. TRI operates surface mines of low-sulfur coal for the industrial and electric utility markets and is located in Brookwood, Alabama. The acquisition of TRI diversifies the Company's coal production base and provides an opportunity to grow the Company's domestic Natural Resources business. Since August 31, 2007, TRI has produced and sold 0.2 million tons of coal. In 2008, production is expected to be 0.8 million tons.

Sloss

        Sloss is a manufacturing company that began operations at its current location in 1920. Sloss, founded in 1881, is headquartered in Birmingham and has three major product lines: foundry coke, furnace coke and slag fiber. Foundry coke is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers.

Financing

        Within the Financing segment, WMC purchases instalment notes and mortgages originated by its affiliated homebuilder, JWH. WMC also offers financing to JWH homebuyers that is secured by first lien mortgages. WMC services all of its instalment notes and loans. References to instalment notes include mortgage loans originated or purchased by WMC. Mortgage loans in the portfolio, before allowances, were approximately $234.3 million and $213.9 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the Company held fixed (98%) and variable-rate (2%) instalment notes ranging from 5.16% to 14.13% annual percentage rate, without points or closing costs. See also Note 2 of "Notes to Consolidated Financial Statements" included herein for a description of the revenue recognition policies of Financing.

Walter Mortgage Company

        WMC, headquartered in Tampa, Florida, was established in 2001 to provide home financing to the customers of JWH and is the successor to MSH (Mid-State Homes) subsequent to a merger during 2007. MSH was established in 1958 to purchase and service mortgage instalment notes originated by JWH. Through WMC, homebuyers have the option of financing land along with their home purchase, including a traditional cash down payment in lieu of land equity. Existing WMC customers also have the option of refinancing their mortgage with WMC. WMC initiated a program to acquire mortgage loans in 2003 that met the Company's underwriting criteria. Loans were purchased from various sellers of first lien mortgages. During 2007, approximately $39.9 million of mortgage loans were purchased by WMC from third parties. In August 2007, the Company terminated its third party loan acquisition program in light of volatile market conditions for securitizations of subprime mortgages.

        Currently, WMC funds instalment notes, as well as the mortgage loans it originates, using various warehouse lines of credit. Historically, once a critical mass of assets has been accumulated, WMC securitizes the assets using a grantor trust, structured as a financing, which requires that the assets and liabilities be recorded on the balance sheet with no gain for tax purposes. These business trusts acquire the mortgage instalment notes and loans using the proceeds from borrowings secured by the notes. WMC owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes in the trusts secure the borrowings of these trusts, and therefore these borrowings are non-recourse to the Company. For additional information on the notes, the trusts and their related borrowings, see Notes 6 and 12 of "Notes to Consolidated Financial Statements."

        At December 31, 2007, WMC's portfolio was geographically distributed as follows: Texas (33%), Mississippi (15%), Alabama (9%) and Florida and Louisiana, each (6%). The remaining portfolio was spread primarily in other southeastern states.

Insurance

        Best Insurors, Inc. ("Best"), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage for homeowners who finance through WMC or JWH. Cardem Insurance Company Ltd. ("Cardem"), located in Bermuda, primarily provides reinsurance of such insurance placed through Best and provides captive coverage for various other Company risks, including workers' compensation for Homebuilding.

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

        JWH historically has concentrated on the low- to moderately-priced segment of the housing market. JWH's products consist of over 60 models ranging in size from approximately 800 to over 3,000 square feet. At December 31, 2007, JWH operated 83 branch offices located in 16 states. Subsequent to December 31, 2007, that number will be reduced by the closure of 36 branch offices. See the Recent Developments section. During 2007, JWH's net sales originated in the following states: Texas (21%); Florida (7%); Mississippi (17%); Louisiana (8%); Alabama (14%); South Carolina, (5%), North Carolina (5%), and Georgia (6%). Approximately 60% of the branch offices are located on land that is owned by JWH, with the balance located on leased land. Branch offices serve as "sales centers" that are designed to allow customers to view various model homes.

        Historically, JWH has not owned or acquired land for home construction purposes and was not a land developer, which significantly limits the amount of required capital to operate the business. The actual construction of conventionally built homes sold by JWH is generally performed on customer-owned land by local building sub-contractors with their own crews, pursuant to subcontracts executed in connection with each home.

        JWH builds homes that are constructed to varying degrees of interior completion. JWH's product line includes "shell" homes, which are completely finished on the outside, with the inside containing only rough floors, ceiling joists, partition studding and closet framing. The majority of JWH's customers select all interior options, thereby purchasing a home considered to be "90+% complete," which generally excludes only driveway, landscaping and utility connections. Remaining units are sold at varying stages of interior finishing.

        The following chart shows the unit sales volume of JWH and the percent of homes sold by category for the years ended December 31, 2007, 2006 and 2005:

		Percent of Unit Sales
Year Ending December 31,	Units Built	Shell	Various Stages	90+% Complete	Modular(1)
2007	2,594	4%	8%	85%	3%
2006	3,047	4%	9%	75%	12%
2005	3,022	4%	6%	68%	22%

(1)
JWH's modular manufacturing business, Crestline Homes, Inc., was sold in May 2007.

        During the years ended December 31, 2007, 2006 and 2005, the average net sales price of all homes sold was $99,000, $90,000 and $79,000, respectively.

        The estimated backlog of homes to be constructed by JWH as of December 31, 2007 was 1,085, as compared to 1,642 at December 31, 2006. After the land is cleared and appropriate building permits are obtained, the time to construct a home averages between thirteen and twenty-one weeks.

        Most homes sold by JWH are purchased with financing provided by JWH. Qualified customers may obtain financing on an instalment sale contract offered on a fixed-rate mortgage basis generally requiring no down payment and secured by the home and the land on which it is situated. JWH does not charge closing costs, points, credit service fees or similar add-on charges and does not require private mortgage insurance. When a home is financed by JWH, the Company does not obtain third party appraisals or title insurance. JWH offers credit terms for up to a maximum of 30 years, up to 100% of the purchase price of the home. During 2007, the stated annual percentage rates offered for new mortgage instalment notes ranged between 7.3% and 12.3%.

        If JWH finances the new home purchase, upon completion of construction to the agreed-upon percentage, in the ordinary course of business, JWH sells the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to WMC, pursuant to an agreement between JWH and WMC.

Other

        The Other segment includes the Company's land subsidiaries other than United Land and corporate expenses. The land subsidiaries engage in maximizing the value of vacant land, primarily through outright property sales and realizing royalty income on coal, timber and other minerals. Corporate expenses consist primarily of salaries, overhead and other costs associated with executive management, finance, accounting, tax, treasury, legal, information technology, risk management, human resources, payroll and other management services.

Seasonality

        Certain of the businesses of the Company are subject to seasonal fluctuations to varying degrees. Sales at JWH are usually their lowest in the winter months due to weather and the lower level of construction activity. The businesses of the Company may also be significantly influenced by the general economy, interest rates, levels of construction activity and commodity prices.

Competition

        See "Risks Related to the Business—We face significant competition in the industries in which we operate and this competition could harm our sales, profitability and cash flows."

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

Environmental

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenses charged to continuing operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2007, 2006 and 2005 were approximately $4.9 million, $4.9 million and $5.9 million, respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, such expenditures may be material in the future.

        Environmental matters are more fully described in Note 16 of "Notes to Consolidated Financial Statements."

Employees

        As of December 31, 2007, the Company and its subsidiaries employed approximately 2,700 people, of whom approximately 1,200 were hourly workers and 1,500 were salaried employees. Unions represented approximately 1,200 employees under collective bargaining agreements, of which approximately 1,000 were covered by one contract with the United Mine Workers of America that expires on December 31, 2011.

Risks Related to the Business

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

        The prices at which JWR sells coal and natural gas are largely dependent on prevailing market prices for those products. We have experienced significant price fluctuations in our coal and natural gas businesses, and we expect that such fluctuations will continue. Demand for and, therefore, the price of, coal and natural gas are driven by a variety of factors such as availability, price, location and quality of competing sources of coal or natural gas, availability of alternative fuels or energy sources, government regulation and economic conditions. In addition, reductions in the demand for metallurgical coal are caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) and the use of steel-making technologies that use less or no metallurgical coal. Demand for steam coal is primarily driven by the consumption patterns of the domestic electric power generation industry, which, in turn, is influenced by demand for electricity and technological developments. We estimate that a 10% decrease in the price of coal in 2007 would have resulted in a reduction in pre-tax income of $52.4 million. Demand for natural gas is also affected by storage levels of natural gas in North America and consumption patterns, which can be affected by weather conditions. We estimate that a 10% decrease in the price in natural gas in 2007 would have resulted in a reduction in pre-tax income of approximately $1.2 million in that year, which includes the benefit of hedges. Occasionally we utilize derivative commodity instruments to manage fluctuations in natural gas prices. Currently, we have hedged approximately 69% of our anticipated 2008 natural gas production at an average price of $8.51 per mmbtu.

        Demand in the financing and homebuilding businesses is affected by changes in general and local economic conditions, such as interest rates, housing costs, migration patterns, employment levels, job growth and consumer confidence. During 2007, the homebuilding industry experienced a significant downturn, in which there was a significant decline in demand for new homes, an increased cancellation rate on pending contracts and an increase in mortgage default rates. The supply of alternatives to new homes, such as rental properties and existing homes for sale, has also depressed prices and reduced margins for the sale of repossessed homes. Almost all purchasers of our homes require mortgage financing for a substantial portion of the purchase price. As a result of actual and anticipated increases in default rates, lenders have tightened their credit requirements and have made it more difficult to borrow money in the mortgage market generally and the subprime market particularly. In addition, the interest rates charged to less credit-worthy subprime customers have increased significantly. Although we offer financing to our customers, we may no longer be able to offer terms that are attractive to potential buyers, thereby reducing demand for the homes we build. We are also subject to weather conditions and natural disasters, such as hurricanes, tornadoes, floods and fires, which can negatively impact the homebuilding business. This risk is exacerbated by our concentration in a limited number of states and especially in the coastal states in which we operate.

Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.

        Most of the industries in which we operate require significant amounts of raw materials and labor and, therefore, shortages or increased costs of raw materials and labor could adversely affect our business or results of operations.

        Our coal mining operations rely on the availability of steel, petroleum products and other raw materials for use in various mining equipment. The availability and market prices of these materials are influenced by various factors that are beyond our control. Over the last year petroleum prices have risen significantly and historically, pricing for steel scrap and petroleum have fluctuated. Any inability to secure a reliable supply of these materials or shortages in raw materials used in the manufacturing of mining equipment or replacement parts could negatively impact our operating results.

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

We face significant competition in the industries in which we operate and this competition could harm our sales, profitability and cash flows.

        The consolidation of the U.S. coal industry over the last several years has contributed to increased competition among coal producers. Some of our competitors have significantly greater financial resources than we do. This competition may affect domestic coal prices and impact our ability to retain or attract customers. In addition, our coal business faces competition from foreign producers that sell their coal in the export market. The general economic conditions in foreign markets and changes in currency exchange rates are factors outside of our control that may affect coal prices. If our competitors' currencies decline against the U.S. dollar or against our customers' currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. These factors could reduce our profitability or result in lower coal sales.

        The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with numerous national, regional and local builders. Some of these competitors have greater financial resources and more established market positions than we do. We also compete against manufacturers and distributors of factory-built, manufactured homes, lower costs of capital, labor and material than we do. We compete for customers, raw materials and skilled subcontractors. We also compete with resales of existing homes and available rental housing. Our financing operations are subject to competition from third-party providers, many of which are substantially larger, may have a lower cost of funds or overhead than we do and may focus exclusively on providing such services.

Coal and Energy businesses

Our failure to retain our current customers and renew our existing customer contracts could adversely affect our business.

        A significant portion of the sales of our coal and methane gas are to long-term customers. The success of these businesses depends on our ability to retain our current clients and renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively and the level of competition we face. If we are unsuccessful in renewing contracts with our long-term customers and they discontinue purchasing coal or methane gas from us, or if we are unable to sell our coal or methane gas to new customers on terms as favorable to us, our revenues could suffer significantly.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

        Transportation costs represent a significant portion of the total cost of coal to the customer and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision. Increases in our transportation costs could make our coal less competitive with the same or alternative products from competitors with lower transportation costs.

        We typically depend upon rail or barge to deliver coal to the port of Mobile, Alabama. While our coal customers typically arrange and pay for transportation from the port of Mobile to the point of use, disruption of any of these transportation services because of weather-related problems, strikes, lock-outs, transportation delays or other events could temporarily impair our ability to supply our products to our customers, thereby resulting in lost sales and reduced profitability. All of our mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk. In addition, port congestion in the Port of Mobile and delayed coal shipments result in demurrage fees to us. If this disruption were to persist over an extended period of time, demurrage costs could significantly impact profits.

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
  adverse weather and natural disasters;

  •
  underground mine flooding;

  •
  excess water ingress;

  •
  environmental hazards;

  •
  industrial accidents;

  •
  explosions caused by the ignition of coal dust or other explosive materials at our mines sites; and

  •
  fires caused by the spontaneous combustion of coal.

        These risks and conditions could result in damage to or the destruction of mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and legal liability. For example, an explosion and fire occurred in Mine No. 5 in September 2001. This accident resulted in the deaths of thirteen employees and caused extensive damage to the mine. Our insurance coverage may not be available or sufficient to fully cover claims which may arise from these risks and conditions. We have also experienced adverse geological conditions in our mines, such as variations in coal seam thickness, variations in the competency and make-up of the roof strata, fault-related discontinuities in the coal seam and the potential for ingress of excessive amounts of methane gas or water. Such adverse conditions may increase our cost of sales and reduce our profitability, and may cause us to decide to close a mine. Any of these risks or conditions could have a negative impact on our profitability, the cash available from our operations and our financial position.

Forecasts of future performance, reserve estimates and a decline in pricing could affect our revenues.

        Forecasts of our future performance are based on estimates of our recoverable coal reserves. Reserves estimates are based on a number of sources of information, including engineering, geological, mining and property control maps, our operational experience of historical production from similar areas with similar conditions and assumptions governing future pricing and operational costs. Reserves estimates will change periodically to reflect mining activities, the acquisition or divestiture of reserve holdings and modifications of mining plans. Certain factors beyond our control could affect the accuracy of these estimates, including unexpected mining conditions, future coal prices, operating and development costs and federal, state and local regulations affecting mining operations. In addition, since we deplete our reserves as we mine, the ability to acquire additional reserves that are economically recoverable at the time and have comparable costs is paramount. Our results of operations are dependent upon our ability to mine our reserves and the prices at which we sell our coal. A decline in reserves and or pricing could adversely affect our operating results and profitability.

Work stoppages and other labor relations matters may harm our business.

        The majority of our employees within the Jim Walter Resources and Sloss businesses are unionized and we have a risk of work stoppages as the result of strike or lockout. The majority of employees of JWR are members of United Mine Workers of America ("UMWA"). Normally, our negotiations with the UMWA follow the national contract negotiated with the UMWA by the Bituminous Coal Operators Association. The collective bargaining agreement expires December 31, 2011. At our Sloss subsidiary, our contract with the United Steelworkers of America expires December 6, 2010. We experienced a strike at Sloss at the end of 2001 that lasted eight months. Future work stoppages, labor union issues or labor disruptions at our key customers or service providers could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

        The demand for coal in recent years has caused a significant constriction of the labor supply and higher labor costs. As coal producers compete for skilled miners, employee turnover rates have increased which negatively affects operating costs. If the shortage of skilled work force continues and we are unable to train and retain the necessary number of miners, it could adversely affect our productivity, costs and ability to expand production.

The government extensively regulates our mining operations, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce coal.

        Federal, state and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability. In addition, we are subject to significant legislation mandating specified benefits for retired coal miners. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. Compliance with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may have a material adverse effect on our mining operations, our cost structure and/or our customers' ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs.

        In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would have been required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal.

        Recent mining accidents involving fatalities in Utah, West Virginia, Kentucky and Mexico have received national attention and prompted responses at the state and federal level that have resulted in increased scrutiny of current safety practices and procedures in the mining industry. For example, on January 26, 2006, West Virginia passed a new law imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Other states have proposed or passed similar bills and resolutions addressing mine safety practices. On January 25, 2006, an Alabama circuit judge ordered the Alabama governor and legislature to take action to ensure the safety of Alabama's mineworkers. In addition, several mine safety bills have been introduced in Congress that would mandate improvements in mine safety practices, increase or add civil and criminal penalties for non-compliance with such laws or regulations, and expand the scope of federal oversight, inspection and enforcement activities. On February 7, 2006, the federal Mine Safety and Health Administration ("MSHA") announced the promulgation of new emergency rules on mine safety. These rules address mine safety, equipment, training and emergency reporting requirements. On June 15, 2006, the Federal Mine Improvement and New Emergency Response (MINER) Act of 2006 was signed into law and implementation of the specific requirements is currently underway. The implementation of these new requirements will cause us to incur substantial additional costs which will impact our operating costs.

Environmental, health and safety laws and regulations could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our costs.

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

Financing and Homebuilding Business

The homebuilding industry is experiencing deteriorating conditions that may continue for an indefinite period and may further adversely affect our business and results of operations.

        During 2007, the U.S. homebuilding industry experienced a significant downturn which continues today. There has been a significant decline in demand for new homes, an increased cancellation rate on pending contracts and an increase in mortgage default rates. We, like many other homebuilders, experienced a drop in net new sales, a reduction in our operating margins and higher cancellations which resulted in our decision to close thirty-six underperforming homebuilding sales centers. The homebuilding market may not improve in the near future, and it may weaken further which may require the closure of additional sales centers which would have an adverse effect on our business and our results of operations.

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

        We specialize in originating, securitizing and servicing mortgage notes and loans (which we refer to as "mortgage assets") to credit-impaired borrowers who are generally unable to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or other requirements. We are subject to various risks associated with the lower credit homeowners whom we finance, including, but not limited to, the risk that these borrowers will not pay the principal and finance charges or interest when due, and that the value received from the sale of the borrower's home in a repossession will not be sufficient to repay the borrower's obligation to us. Delinquencies and defaults cause reductions in our interest income and our net income.

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

        During economic slowdowns or recessions, mortgage and loan delinquencies and defaults generally increase. In addition, significant declines in market values of residences securing mortgages and loans reduce homeowners' equity in their homes. The limited borrowing power of our customers increases the likelihood of delinquencies, defaults and credit losses on foreclosure. Many of our borrowers have limited access to consumer financing for a variety of reasons, including a relatively high level of debt service, lower credit scores, higher loan-to-value ratios of the mortgage assets, past credit write-offs, outstanding judgments or prior bankruptcies. As a result, the actual rate of delinquencies, repossessions and credit losses on our loans are often higher under adverse economic conditions than those experienced in the mortgage loan industry in general.

        Approximately 2% of our mortgage portfolio is comprised of adjustable rate mortgage loans that require payment adjustments during the term of the loan. This adjustment in payment may result in increased payment defaults by borrowers who are unprepared or unable to meet higher payment requirements, resulting in higher losses to us. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during 2005, Hurricane Katrina impacted several states where our mortgage asset portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $1.3 million provision for estimated losses on instalment notes that was anticipated as a result.

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

The credit facilities we utilize for short-term borrowings to fund our mortgage origination business will expire in 2008.

        We depend on short-term borrowings to warehouse instalment notes and mortgages that are originated by our homebuilding subsidiaries and Walter Mortgage Company and serviced by Walter Mortgage Company. Therefore, we rely on our ability to renew or replace our maturing short-term borrowings on a continuous basis. We currently have two committed warehouse facilities providing up to an aggregate of $350.0 million of liquidity from three lenders and one surety provider, a $150.0 million facility that matures in July 2008 and a $200.0 million facility that matures in October 2008. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings at less favorable terms, we might have to seek other, less favorable and more costly sources of borrowing, sell our mortgage-related assets under adverse market conditions, or we might not be able to continue to originate mortgage assets, which would significantly harm our net income and may result in material losses.

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

        The amount of financing we receive under our variable funding loan facilities is directly related to the lenders' valuation of the mortgage assets that secure the outstanding borrowings. Our lenders have the ability to re-evaluate the market value of the mortgage assets that secure our outstanding borrowings under certain circumstances. In the event the lenders determine that the value of the mortgage assets has decreased, they have the right to initiate a margin call. A margin call would require us to transfer additional instalment notes and mortgage loans to the lenders (without any advance of funds from the lenders for such transfer of mortgages) or to repay a portion of the outstanding borrowings. Any such margin call could cause our mortgage origination business, net income and liquidity to decline significantly.

Our strategy of securitizing our mortgage assets makes us dependent on the capital markets for liquidity and cash flow and exposes us to substantial risks.

        We have historically relied on our securitizations to generate cash for repayment of borrowings under our variable funding loan facilities, origination of new mortgage assets and general working capital purposes. Our ability to complete securitizations of our mortgage assets at favorable prices, or at all, depends on a number of factors, including:

  •
  the historical performance of the portfolio of mortgage assets we originate;

  •
  the ratings of our securities;

  •
  the availability of credit on acceptable economic terms or at all;

  •
  conditions in the capital markets generally and conditions in the mortgage asset-backed securities market specifically; and

  •
  general economic conditions.

        In 2007, mortgage securitization markets generally, and subprime securitization markets especially, have experienced a significant disruption that continues today. A large number of mortgage-backed securities have been down-graded or placed on credit watch, resulting in investors in asset-backed securities and other structured vehicles experiencing problems including declines in value and losses from their investments in subprime mortgage securities. As a result of these significant industry events, we may not succeed in securitizing mortgage assets at favorable terms or at all that we currently have outstanding under, and pledged to, our warehouse credit facilities or that we originate in the future. Our inability to continue to successfully securitize our mortgage assets on favorable terms or at all would significantly impair our mortgage origination business.

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

        Furthermore, our completed securitizations have used various forms of credit enhancement to improve the prices at which we issued our mortgage-backed and asset-backed notes. We currently expect that the credit enhancement for the senior tranches we issue in the future will be primarily in the form of subordination of certain tranches, financial guaranty insurance policies for the assets or both. The market for any subordinate securities we issue could remain illiquid or the subordinate securities could trade at steep discounts, thereby reducing the proceeds we receive from a securitization of mortgage assets. If we use financial guaranty insurance policies and the cost of these insurance policies increases, our net interest margin will be reduced. Such credit enhancement features may not be available at costs that would allow us to achieve profitable levels of net interest margin from the securitizations of our mortgage assets.

We are subject to a number of federal, local and state laws and regulations that may prohibit or restrict our homebuilding, financing or servicing in some regions or areas.

        We are subject to a number of federal, state and local laws that affect homebuilding, sales, mortgage financing and servicing. There have been an increasing number of "anti-predatory" lending and consumer protection laws that impose restrictions on mortgage loans, including the amount of fees, interest or annual percentage rates that may be charged. As a result of current market conditions, the U.S. Congress has announced that it will be considering new legislation in the mortgage sector. To the extent that the enactment of new laws imposes broad restrictions on our homebuilding, financing and servicing, we may be subject to the imposition of requirements that offset sales, costs, profitability or may be prohibited or restricted from operating in certain regions or areas which could negatively impact our future revenue and earnings.

We may be subject to product liability or warranty claims that could require us to make significant payments.

        We would be exposed to product liability claims in the event that the manufacture or use of our products results, or is alleged to result, in bodily injury and/or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur significant costs to defend such claims. Such losses and costs may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or cause a requirement to participate in a product recall that may harm our reputation or profitability.

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

General Risks

Our expenditures for postretirement benefit and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

        We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. As of December 31, 2007, we estimate that our pension plans' aggregate accumulated benefit obligation had a present value of approximately $173.5 million, and our fair value of plan assets was approximately $163.8 million. As of December 31, 2007, we estimate that our postretirement health care and life insurance plans' aggregate accumulated benefit obligation would have had a present value of approximately $335.0 million, and such benefits are not required to be funded. In respect of the funding obligations for our plans, we must make minimum cash contributions on a quarterly basis. Our estimated minimum funding obligation relating to these plans in 2008 is $36.0 million. We have estimated these obligations based on assumptions described under the heading "Critical Accounting Policies and Estimates—Employee Benefits" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in the notes to our consolidated financial statements incorporated herein by reference. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.

        In addition, certain of our subsidiaries participate in multiemployer pension and healthcare plan trusts established for union employees. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets, or other funding deficiencies. We have no current intention to withdraw from any multiemployer pension plan, but if we were to do so, under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), we would be liable for a proportionate share of the plan's unfunded vested benefit liabilities upon our withdrawal. Through July 1, 2008, our withdrawal liability for the multiemployer pension plans amounts to $182.5 million.

We self-insure workers' compensation and certain medical and disability benefits, and greater than expected claims could reduce our profitability.

        We are self-insured for workers' compensation benefits for work-related injuries. Workers' compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the division or combined insurance industry data when historical data is limited. In addition, JWR is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. We perform an annual evaluation of the overall black lung liabilities at the balance sheet date, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.

        Based on the actuarially determined present value of workers' compensation liabilities using a discount factor of 4.22% and 4.64% for 2007 and 2006, respectively, we have recorded liabilities of $33.7 million and $33.5 million as of December 31, 2007 and 2006, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability at December 31, 2007 would decrease our liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase our liability by $0.3 million.

        If the number or severity of claims for which we are self insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results could be reduced.

Natural disasters and adverse weather conditions could disrupt our businesses and adversely affect our results of operations.

        The climates of many of the states in which we operate, including Mississippi, Alabama, Florida and Texas, where we have some of our larger operations, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in the areas in which we build, finance or insure homes or have mining or manufacturing operations, or in nearby areas, have in the past, and may in the future, delay new home deliveries, increase costs by damaging inventories of homes and construction materials, reduce the availability of raw materials and skilled labor, lead to significant insurance claims, cause increases in delinquencies and defaults in our mortgage portfolio, limit access to our mines and facilities, destroy or damage our inventory, reduce or eliminate certain modes of transporting our coal, increase volatility in the cost of raw materials and weaken the demand for new homes in affected areas, which could adversely affect our earnings. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during the third quarter of 2005, Hurricane Katrina impacted several states where our mortgage asset portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $1.3 million provision for estimated losses on instalment notes that was anticipated as a result of Hurricane Katrina. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses we may incur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

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

        In connection with the spin-off of Mueller Water on December 14, 2006, we entered into certain agreements with Mueller Water, including an income tax allocation agreement and a joint litigation agreement. Under the terms of those agreements, we and Mueller Water agreed to indemnify each other with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies, including certain tax and litigation liabilities. These indemnification obligations could be significant. For example, to the extent that we or Mueller Water take any action that would be inconsistent with the treatment of the spin-off of Mueller Water as a tax-free transaction under Section 355 of the Internal Revenue Code, then any tax resulting from such actions is attributable to the acting company. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Mueller Water for any substantial obligations after the distribution. If Mueller Water has to indemnify us for any substantial obligations, Mueller Water may not have the ability to satisfy those obligations. If Mueller Water is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

        Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our 2005 Credit Agreement requires the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Exchange Act. Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. The failure to maintain an aggregate of $350.0 million of liquidity in warehouse facilities for our Financing and Homebuilding business would breach a covenant under our 2005 Credit Facility. In such an event, we would seek to amend or obtain a waiver of this requirement from our lenders. If we are unable to obtain an amendment or waiver and we are unable to obtain alternate warehouse lines of credit, we would have an event of default under our 2005 Credit Agreement and the respective lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities.

We may have substantial additional federal tax liability for accounting adjustments related to our method of recognizing revenue on the sale of homes and interest on related instalment note receivables, as well as to federal income taxes allegedly owed.

        The Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. The proposed adjustments relate primarily to our method of recognizing revenue on the sale of homes and related interest on the instalment note receivables. In addition, a controversy exists with regard to federal income taxes allegedly owed by our consolidated group of companies for fiscal years 1980 through 1994. It is estimated that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court. This amount if determined to be owed would result in substantial interest and penalties. While we believe that our tax filing positions have substantial merit and intend to defend any tax claims asserted, we cannot offer any assurance that the Internal Revenue Service or a federal court will uphold our tax filing positions. Moreover, although we believe that we have sufficient accruals to address any such tax claims, including related interest and penalties, an adverse ruling, judgment or court order could impose significant financial liabilities in excess of our accruals, which could have an adverse effect on our financial condition and results of operations and could require a significant cash payment.

Item 1B.    Unresolved Staff Comments:

        None

Item 2.    Description of Property

        The administrative headquarters and manufacturing facilities of the Company and its subsidiaries as of December 31, 2007 are summarized as follows:

			Square Footage
		Land Acreage
Facility/Location	Principal Products/Operations		Leased	Owned
Natural Resources
Jim Walter Resources
Brookwood, AL	Administrative headquarters			42,700
Brookwood, AL	Central shop, supply center and training center			131,100
Brookwood, AL	Real estate	7,000
Brookwood, AL	Coal mines	28,146		460,600
Kodiak
Shelby County, AL	Mine support facilities			13,100
Shelby County, AL	Administrative headquarters			1,000
Shelby County, AL	Supply shop			98
Tuscaloosa Resources
Jefferson, AL	Administrative headquarters			1,681
Tuscaloosa, AL	Coal mines	670
Pickens, AL	Coal mines	80
Sloss
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Slag fiber	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Closed facility	2		10,000
Alexandria, IN	Closed facility	33		56,000
Homebuilding
Tampa, FL	Administrative headquarters		24,200
Financing
Tampa, FL	Administrative headquarters		22,300
Other
Tampa, FL	Corporate headquarters		33,000

        Recoverable coal reserves assigned to currently operating mines were estimated to be approximately 124.5 million tons as of December 31, 2007.

        A summary of mineral reserves, as calculated by Natural Resources' Mine Planning and Engineering department, is as follows:

ESTIMATED RECOVERABLE (1) COAL RESERVES AS OF DECEMBER 31, 2007
(In Thousands of Tons)

	Reserves (2)			Classifications (3)		Type (4)	JWR's Interest		Quality			Production (6)
Mining Property	Total	Assigned	Unassigned	Measured	Indicated	Steam (S) or Metallur- gical (M)	Owned	Leased (5)	Ash	Sulf.	BTU/lb	2007	2006	2005
No. 4 Mine	54,856	54,856	—	51,775	3,081	S/M	—	54,856	9	0.80	14,150	3,074	2,187	3,039
No. 5 Mine (8)	—	—	—	—	—	—	—	—	—	—	—	—	821	657
No. 7 Mine	69,622	69,622	—	58,036	11,586	S/M	2,055	67,567	9	0.65	14,150	2,764	2,646	2,091

TOTAL (7)	124,478	124,478	—	109,811	14,667		2,055	122,423				5,838	5,654	5,787

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

(5)
A majority of the leases are either renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all the reserves before the expiration of the term. Leases that expire before mining occurs have been removed from the reserve estimate.

(6)
The production year ends on December 31.

(7)
Additional properties that are currently not under lease are under review for possible leasing options.

(8)
No. 5 Mine ceased operations December 2006.

Item 3.   Legal Proceedings

        See the section entitled "Environmental" in Description of Business and Notes 2, 11 and 16 of "Notes to Consolidated Financial Statements" included herein.

Item 4.    Submission of Matters to a Vote of Security Holders:

        None

PART II

Item 5.    Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock (the "Common Stock") has been listed on the New York Stock Exchange under the trading symbol "WLT" since December 18, 1997. The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Common Stock.

	Year ended December 31, 2007
	High	Low
1st Fiscal quarter	$28.75	$23.90
2nd Fiscal quarter	32.52	25.57
3rd Fiscal quarter	32.23	20.53
4th Fiscal quarter	38.79	26.80
	Year ended December 31, 2006(1)
	High	Low
1st Fiscal quarter	$35.21	$25.66
2nd Fiscal quarter	36.40	23.37
3rd Fiscal quarter	28.78	21.97
4th Fiscal quarter	28.00	20.66

    (1)
    Sales prices for the year ended December 31, 2006 were adjusted for the Mueller Water spin-off using a conversion factor that was calculated as the per share sales price immediately preceding the spin-off divided by the per share sales price immediately following the spin-off. The historical sales prices were divided by this conversion factor to arrive at the adjusted sales prices. See Note 3 of "Notes to Consolidated Financial Statements".

        During the year ended December 31, 2007, the Company declared and paid to shareholders of record on March 16, June 8, September 14 and December 7 a dividend of $0.05 per share as of each of these dates. During the year ended December 31, 2006, the Company declared and paid to shareholders of record on March 17, June 9, September 15 and November 20 a dividend of $0.04 per share as of each of these dates. Covenants contained in certain of the debt instruments referred to in Note 12 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the board of directors and will depend on the Company's future earnings, financial condition and other factors affecting dividend policy. As of February 15, 2008, there were 120 shareholders of record of the Common Stock.

        The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2007:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by Security holders:
2002 Long-term Incentive Award Plan	1,656,613	$21.94	2,323,023
1995 Long-term Incentive Stock Plan	384,692	8.05	—
1996 Employee Stock Purchase Plan	—	—	1,538,635

Recent Sales of Unregistered Securities

        The Company issued and sold in a private placement, $175.0 million principal amount of 3.75% Convertible Senior Subordinated Notes, due 2024, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended on April 20, 2004. Proceeds to the Company were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses. During 2006, holders of $174.2 million of the Company's Convertible Senior Subordinated Notes surrendered convertible notes in exchange for 9.761 million shares of the Company's common stock and $19.4 million of conversion inducement fees. In January 2008, the holders of the remaining notes agreed to convert the $0.8 million principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement fees.

Purchase of Equity Securities by the Company and Affiliated Purchasers

        On August 13, 2007, the Company's Board of Directors authorized a $25.0 million Common Stock Open Market share buyback program to replace the July 21, 2003 authorized program. During 2007, the Company acquired 232,753 shares and, at December 31, 2007, $19.4 million remains available under this authorization.

Item 6.    Selected Financial Data

        The following data, insofar as it relates to each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and statements of cash flows and the notes thereto as they relate to the Company's continuing operations as of December 31, 2007. The information presented below is for continuing operations and should be read in conjunction with the Company's consolidated financial statements and the notes thereto including Note 2 related to significant accounting policies, Note 3 related to discontinued operations and acquisitions, and the other information contained elsewhere in this report.

	Years ended December 31,
	2007		2006	2005	2004	2003
	(in thousands, except per share data)
Net sales and revenues	$1,241,372		$1,273,594	$1,098,225	$951,178	$913,296
Income from continuing operations	$114,228		$152,934	$42,974	$53,282	$12,736
Basic income per share from continuing operations	$2.20		$3.47	$1.12	$1.38	$0.30
Number of shares used in calculation of basic income per share from continuing operations	52,016		44,030	38,485	38,582	43,026
Diluted income per share from continuing operations	$2.18		$3.00	$0.96	$1.22	$0.29
Number of shares used in calculation of diluted income per share from continuing operations	52,490		52,078	49,209	46,255	43,364
Capital expenditures	$156,392		$100,339	$112,421	$29,654	$37,663
Net property, plant and equipment	$435,035		$310,163	$253,879	$175,757	$185,813
Total assets(1)	$2,767,281		$2,673,788	$2,445,879	$2,433,302	$2,471,309
Debt:
Mortgage-backed/asset-backed notes	$1,706,218		$1,736,706	$1,727,329	$1,763,827	$1,829,898
Term debt	$218,517		$248,706	$448,875	$—	$113,754
Convertible senior subordinated notes	$785		$785	$175,000	$175,000	$—
Other debt	$6,558		$—	$—	$—	$—
Quarterly cash dividend per common share	$0.05	(2)	$0.04	$0.04	$0.03	$0.03

(1)
Excludes assets of discontinued operations.

(2)
Raised to $0.05 per common share on February 7, 2007.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition and

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

CRITICAL ACCOUNTING ESTIMATES

        Management's discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and notes thereto, particularly Note 18 of "Notes to Consolidated Financial Statements" which presents net sales and revenues and operating income by reportable segment. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these financial statements or disclosed in the related notes thereto. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management's estimates.

        Management believes the following discussion addresses the Company's most critical accounting estimates, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management's historical experience and on various other assumptions that the Company believes reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue recognition

        Revenue transactions involving the sale of homes, products and commodities are recorded when title to the goods is transferred. Interest income on instalment notes is recognized using the interest method. Instalment notes receivable are initially recorded at the discounted value of the future instalment note payments using an imputed interest rate which represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with credit ratings similar to Homebuilding's customers. The Company estimates this rate by reference to rates charged by competitors and other lenders to customers of similar credit quality. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record the instalment notes receivable could affect the amount and timing of income recognition in each of these segments.

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

        The allowance for losses on instalment notes receivable was $14.0 million at December 31, 2007 compared to $13.0 million at December 31, 2006. See Note 6 of "Notes to the Consolidated Financial Statements." The following table shows information about the allowance for losses for the periods presented.

($ in thousands)	Allowance for Losses	As a % of Net Instalment Notes Receivable	Net Losses and Charge Offs Deducted from the Allowance	As a % of Net Instalment Notes Receivable
December 31, 2007	$13,992	0.76%	$12,908	0.70%
December 31, 2006	$13,011	0.73%	$8,540	0.48%
December 31, 2005	$12,489	0.74%	$9,435	0.56%

        The following table presents information about delinquencies in the instalment notes receivable portfolio.

	December 31,
	2007	2006	2005
Total Number of Accounts Outstanding	39,053	40,991	43,178
Delinquencies as a Percent of Number of Accounts Outstanding
31-60 Days	1.36%	1.43%	1.31%
61-90 Days	0.51%	0.55%	0.62%
91-Days or more	1.82%	1.95%	2.42%

	3.69%	3.93%	4.35%
Instalment Notes Receivable Outstanding(1)($ in millions)	$1,851	$1,793	$1,706
Delinquencies as a Percent of Amounts Outstanding(1)
31-60 Days	1.55%	1.59%	1.56%
61-90 Days	0.64%	0.65%	0.69%
91-Days or more	2.40%	2.19%	2.90%

	4.59%	4.43%	5.15%

(1)
Based on gross instalment balances outstanding.

        The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

Inventory valuation

        The valuation of coal inventories are subject to estimates due to possible gains or losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and due to fluctuations in moisture content. Adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent losses, primarily based on historical findings, the results of aerial surveys and periodic coal pile clean-ups. Additionally, the Company evaluates its non-coal inventories for indications of excess and obsolete exposure based upon anticipated usage, inventory turnover, inventory levels and ultimate product sales value. If necessary, an adjustment for losses related to inventory values is recognized. This evaluation of inventory values is based on management's estimation of market conditions relating to both pricing and anticipated sales volumes for the Company's products.

Employee Benefits

        The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions used in developing the required estimates including the following key factors:

  •
  Discount rate

  •
  Salary growth

  •
  Retirement rates

  •
  Mortality rates

  •
  Healthcare cost trends

  •
  Expected return on plan assets

	Pension Benefits		Other Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.50%	5.90%	6.50%	5.90%
Rate of compensation increase	3.60%	3.50%	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.90%	5.40%	5.90%	5.40%
Expected return on plan assets	8.90%	8.90%	—	—
Rate of compensation increase	3.50%	3.50%	—	—

			December 31,
			2007		2006
			Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	—	—	8.60%	9.40%	8.60%	9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2013	2013	2012	2012

        The discount rate used to determine pension and other post-retirement expense was increased to 6.50% for 2007 from 5.90% used in 2006. The rate of return on plan assets used to determine pension expense is 8.90% for both 2007 and 2006. The discount rate is based on a yield-curve approach which discounts each projected benefit obligation based cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective liability stream cash flow. The model sums the present values of all of the cash flows and then calculates the equivalent weighted-average discount rate by imputing the single interest rate that equates the total present value with the stream of future cash flows. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

        Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects as of and for the year ended December 31, 2007 (in thousands):

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Healthcare cost trend:
Effect on total of service and interest cost components	$3,626	$(2,908)
Effect on postretirement benefit obligation	41,405	(34,405)
Discount rate:
Effect on postretirement service and interest cost components	(306)	99
Effect on postretirement benefit obligation	(38,728)	44,702
Effect on current year postretirement expense	(3,110)	3,327
Effect on pension service and interest cost components	(62)	1
Effect on pension benefit obligation	(16,404)	19,695
Effect on current year pension expense	(1,792)	2,163
Expected return on plan assets:
Effect on current year pension expense	(1,379)	1,379
Rate of compensation increase:
Effect on pension service and interest cost components	417	(378)
Effect on pension benefit obligation	3,250	(3,037)
Effect on current year pension expense	773	(711)

        The Company also has significant liabilities for uninsured or partially insured employee-related liabilities, including workers' compensation liabilities, miners' Black Lung benefit liabilities, and liabilities for various life and health benefits. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates determined on an actuarial basis from historical experience using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates.

        Workers' compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. At December 31, 2007, a one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $1.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.3 million.

        For the workers' compensation liability, the Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. At December 31, 2007, a one-percentage-point increase in the discount rate on the discounted workers' compensation liability would decrease the liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.3 million.

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

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Intangibles

        Long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. Long-lived assets of Homebuilding have been reviewed for impairment during each of the years ended December 31, 2007, 2006 and 2005 due to the operating losses incurred by this segment. In 2005, the Company recognized a complete impairment of goodwill. No other impairment charges have been recorded, however, due to forecasted, undiscounted cash flows expected to be generated over the remaining life of the combined long-lived assets of this business. Subsequent to December 31, 2007, the Company decided to close 36 sales centers. As a result of this decision, the Company expects to record an impairment charge in the first quarter of 2008, based on those individual assets where the net book value exceeds the expected sales proceeds to be received upon closure. Kodiak's long-lived assets were reviewed for impairment for the year ended December 31, 2007 as a result of continued operating losses. No impairment charges were recorded based on forecasted undiscounted cash flows expected to be generated over the remaining life of the mine.

        Goodwill is also reviewed for possible impairment at least annually. The Company uses quoted market prices, if available, or estimates of future cash flows of the related asset, asset grouping or reporting unit in measuring whether the assets are recoverable. Changes in market conditions and actual or estimated future cash flows could have an impact on the recoverability of such assets, resulting in future impairment charges. It is reasonably possible that the Financing segment's goodwill, of $10.9 million as of December 31, 2007, may be impaired in the near term if the unfavorable conditions in the sub-prime market persist or continue to deteriorate. See also Risks Related to the Business.

Restructuring Charges

        The Company occasionally records restructuring costs associated with mine closings, labor reductions and other exit activities. These costs are estimated by management based on factors such as projected timing and duration of transitions, the amount and timing of termination benefits and the amount and timing of related contract exit costs. During the restructuring process, management reviews the estimates of restructuring costs and adjusts them if necessary given current economic conditions.

DISCONTINUED OPERATIONS

        As more fully discussed in Note 3 of "Notes to Consolidated Financial Statements," the Company completed the spin-off of Mueller Water, which included the Mueller, U.S. Pipe and Anvil operating segments, on December 14, 2006. In addition, during the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operated as Crestline Homes, Inc. ("Crestline"). As such, the operating results, assets and liabilities, and cash flows of Mueller Water and Crestline have been reported apart from the Company's continuing operations as "discontinued operations" for all periods presented. Income (loss) from discontinued operations includes the net operating results of the Mueller Water and Crestline businesses.

RESULTS OF CONTINUING OPERATIONS

2007 Summary Operating Results

	For the Year Ended December 31, 2007
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
	($ in thousands)
Net sales	$611,778	$134,279	$12,935	$245,409	$2,315	$(4,792)	$1,001,924
Interest income on instalment notes	—	—	202,654	—	—	—	202,654
Miscellaneous income	28,634	639	4,147	539	4,051	(1,216)	36,794

Net sales and revenues	640,412	134,918	219,736	245,948	6,366	(6,008)	1,241,372
Cost of sales	406,640	110,659	6,753	185,574	(141)	(5,742)	703,743
Interest expense(1)	—	—	119,102	—	—	—	119,102
Depreciation	36,113	3,822	1,174	5,151	1,035	—	47,295
Selling, general, & administrative	19,723	9,440	28,072	61,080	23,704	2,366	144,385
Provision for losses on instalment notes	—	—	13,889	—	—	—	13,889
Postretirement benefits	29,584	(864)	(424)	(592)	(970)	—	26,734
Amortization of intangibles	351	—	1,581		—	—	1,932
Restructuring & impairment charges	—	—	—	—	—	—	—

Operating income (loss)	$148,001	$11,861	$49,589	$(5,265)	$(17,262)	$(2,632)	184,292

Other debt interest							(18,835)

Income from continuing operations before income taxes							$165,457

(1)
Excludes other debt interest expense.

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Overview

        The Company's income from continuing operations for the year ended December 31, 2007 was $114.2 million, or $2.18 per diluted share, which compares to $152.9 million, or $3.00 per diluted share in 2006.

        Principal factors impacting income from continuing operations in 2007 compared to 2006 include:

  •
  Net sales and revenues from continuing operations decreased 2.5% versus 2006. The decline in revenues primarily reflects lower metallurgical coal pricing, including the effect of higher demurrage costs, versus 2006, as well as $23.4 million of insurance claim revenue in 2006. These decreases were partially offset by a 0.4 million ton improvement in metallurgical tons sold and the August 31, 2007 acquisition of Tuscaloosa Resources, Inc. ("TRI").

  •
  Operating income from continuing operations was $184.3 million, down 34.4%. The decrease in full-year operating income was driven by the revenue impacts described above, higher depreciation expense, increased postretirement benefits expense and increased losses at Kodiak Mining.

  •
  Results in 2007 include capitalized interest in the amount of $10.9 million primarily related to Natural Resources' capital expansion projects. Of this amount, $4.6 million represents capitalized interest applicable to prior years.

  •
  Results in 2006 include $19.4 million of debt conversion expense to induce the conversion of $174.2 million of the Company's Convertible Senior Subordinated Notes into 9.761 million shares of common stock.

  •
  The Company's 2007 effective tax rate was 31.0%, which reflects the benefit of Natural Resources' depletion deductions.

Outlook and Strategic Initiatives

Natural Resources and Sloss

  •
  The Company expects coal production to total between 6.7 million and 7.1 million tons in 2008. Production volumes in the first half of 2008 are expected to be between 2.8 million and 3.0 million tons, with the balance in the second half. Incremental tonnage in the second half of 2008 is primarily associated with adding a longwall mining unit at No. 7 Mine's Southwest "A" panel.

  •
  Metallurgical coal production expectations are summarized as follows: 2007(Actual) 5.8 million; 2008 (Est.) 6.7 – 7.1 million; 2009 (Est.) 8.0 – 8.5 million; and 2010 (Est.) 8.7 – 9.1 million tons.

  •
  Metallurgical coal sales in 2008 will reflect 2007–2008 contract pricing of $101 per metric ton (FOB Port of Mobile) on approximately 2.7 million carryover tons, primarily in the first and second quarters.

  •
  The Company has contracted approximately 2.6 million tons of new business for calendar 2008 at prices above $130 per metric ton (FOB Port of Mobile), exceeding the record pricing the Company realized in 2005. Several events and factors on the supply side have created significant shortages of coking coal in the global markets and corresponding upward pressure on pricing. Some of these factors include infrastructure issues in Australia, further complicated by the recent flooding; mining problems in Ukraine, Russia and the U.S. that have taken supply off the market; China's restriction of met coal exports; further closure of government-subsidized German coal mines; and, diminishing production and quality from Polish and Czech mines. On the demand side, unprecedented demand for the Company's coal continues and this trend is expected to continue for the next several years. Worldwide steel output increased 8% in 2007 and is forecasted to increase at least 7% in 2008. In the Company's core markets, expansion projects by customers remain on track, while coal supplies at steel mills are at very low levels. These unparalled supply and demand factors indicate significant upside potential for the remaining estimated 1.6 million unpriced tons in the calendar 2008 contract season. The strengthening in global coal prices combined with the Company's expanding production is a positive indicator for the near-term financial position of JWR, one of the few metallurgical coal producers in the world that can sell 100% of its product into the high-quality metallurgical coal market, and coincides with the Company's significant increases in metallurgical coal production over the next few years.

  •
  Coal production costs per ton are expected to range between $45.00 and $50.00 per ton in 2008, reflecting a continued high ratio of continuous miner development tons to longwall tons. Cost per ton throughout 2008 will mirror forecasted production volumes with higher cost per ton in the first half versus the second half of 2008. The higher mix of continuous miner tons, when compared to historical averages, is expected to return to more normal levels when the Mine No. 7 East longwall begins operation in 2009. As a result, 2009 average costs are expected to decline by approximately $3.00 to $5.00 per ton.

  •
  Freight costs are projected to average $13.00 to $14.00 per ton. Royalties are expected to average 5.0 to 5.5 percent of revenues in 2008.

  •
  Natural gas production in 2008 is projected to range between 6.8 and 7.2 billion cubic feet.

  •
  At Sloss, furnace and foundry coke volumes are expected to total between 410,000 and 430,000 tons in 2008. Average prices are expected to increase approximately 70% versus 2007. Production costs are expected to increase by 8% to 10% in 2008.

  •
  At Kodiak, tons produced since inception are significantly lower than originally projected. Factors such as lower yields, significant equipment downtime and adverse geological conditions have all contributed to the shortfall. Although the Company continues to make improvements in the operation, the Company remains cautious and is still evaluating the long-term viability of the business. Financial performance for the first half of 2008 will likely track fourth quarter performance. However, the Company sees an upside given the strength in the coal markets. Kodiak's coal remains uncommitted at this time, and the Company has the flexibility to sell into the export market.

  •
  The Company's recent acquisition, TRI, is performing as expected and some near-term cost synergies were achieved in 2007. TRI produced 247,000 tons of coal since its acquisition on August 31, 2007, and the Company expects TRI to produce approximately 800,000 tons in 2008.

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

Homebuilding and Financing

  •
  The Company has improved the operational, portfolio and financial performance of the combined Homebuilding and Financing business, however, economic conditions have continued to deteriorate and the market environment remains difficult. Although the Company has continued to make improvements in sales prices, productivity and many other areas, net new sales orders have continued to decline, down 5% for the year 2007 compared to 2006. This decline in sales orders will significantly impact future financial performance without major action to address these shortfalls. As a result, on February 19, 2008, the Company announced the closure of 36 of its branch offices. The reduction in branches will result in a reduction in divisions and also reductions in the corporate office. The Company expects an estimated $26.0 million to $28.0 million in annualized selling, general and administrative expense savings, much of which is expected to be realized in 2008. For 2008, the Company anticipates the remaining branches to generate between 1,600 and 1,800 unit completions. The Company also expects Homebuilding's 2008 performance to be similar to 2007, excluding the impact of restructuring charges estimated at $6.0 million to $8.0 million.

  •
  With fewer Homebuilding units delivered, the Company expects that loan production in its Financing business will slow, reducing related liquidity and capital needs. It also expects portfolio growth to slow and future securitizations to be smaller than what it has done historically.

  •
  Going forward, this leaner, more productive organization will allow the Company to attempt to improve near-term cash flows and reduce capital employed in the business. This restructuring sizes the Company's business to its expectations given the difficuties in the current housing and subprime financing markets. The restructuring is expected to facilitate the accomplishment of the Company's strategic objective of a successful separation of Homebuilding and Financing from the Company.

Consolidated Results of Continuing Operations

        Net sales and revenues for the year ended December 31, 2007 were $1.2 billion. Revenues declined by $32.2 million, or 2.5% from $1.3 billion in 2006. Decreased revenues at Natural Resources were partially offset by increased revenues at Homebuilding and Sloss. Natural Resources revenues decreased primarily due to lower pricing for coal and natural gas and lower natural gas volumes partially offset by an increase in the volume of metallurgical coal sales. Prior year results included $23.4 million of miscellaneous income relating to an insurance settlement for the 2005 Mine No. 5 water ingress problem. Homebuilding revenues increased due to higher average selling prices partially offset by lower unit completions. Revenue growth at Sloss reflects increased furnace coke volumes and foundry coke pricing.

        Cost of sales, exclusive of depreciation, increased $35.2 million to $703.7 million and represented 70.2% of net sales in 2007 versus $668.5 million and 66.2% of net sales in 2006. The increase in percentage in 2007 primarily reflects the effect of lower revenues on a relatively fixed cost structure at Natural Resources, partially offset by improvements at Homebuilding and Sloss. Homebuilding's cost of sales, exclusive of depreciation, as a percentage of net sales decreased from 79.8% in 2006 to 75.6% in 2007 while cost of sales, exclusive of depreciation, as a percentage of net sales at Sloss decreased from 84.7% in 2006 to 82.4% in 2007.

        Depreciation for the year ended December 31, 2007 was $47.3 million, an increase of $9.2 million compared to 2006. This increase is primarily due to the Company's continued investment in the expansion of Natural Resources' mining operations and the replacement of mining equipment.

        Provision for losses on instalment notes was $13.9 million in 2007, compared to $9.1 million in 2006. This increase in the current year provision is primarily due to continued weakness in Financing's Adjusted Rate Mortgage ("ARM") portfolio.

        Postretirement benefits expense increased to $26.7 million in 2007, compared to $13.5 million in 2006, primarily due to an unfavorable change in actuarial assumptions year over year and a plan amendment resulting from the January 2007 contract with the United Mine Workers of America. Additionally, a $4.1 million curtailment gain was recognized in 2006 related to the Financing and Homebuilding segments. In 2008, the Company expects its postretirement benefits expense to be $26.3 million.

        Interest expense on other debt decreased $19.2 million to $18.8 million resulting from the recognition of $10.9 million in capitalized interest primarily related to Natural Resources capital expansion projects as well as reduction of interest expense resulting from reduced term debt outstanding. In 2006, the Company recorded $19.4 million of debt conversion expense related to the conversion of approximately $174.2 million of the Company's Convertible Senior Subordinated Notes.

        The Company's effective tax rate of 31.0% in 2007 and 32.1% in 2006 differed from the Federal statutory rate primarily as a result of the favorable effect of Natural Resources' percentage depletion deductions. See Note 11 to "Notes to Consolidated Financial Statements."

        The current and prior year results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

        Natural Resources, which includes the operations of Jim Walter Resources and United Land (parent company of Kodiak Mining and Tuscaloosa Resources), reported net sales and revenues of $640.4 million for the year ended December 31, 2007, a decrease of $47.2 million from $687.6 million in 2006. The decrease was primarily due to lower metallurgical coal prices, and natural gas prices and natural gas volumes, partially offset by increased metallurgical coal volumes. In addition, miscellaneous income in 2006 included $23.4 million for the settlement of an insurance claim for the 2005 Mine No. 5 water ingress problem. Statistics in the following table relate to Jim Walter Resources, only.

	For the year ended December 31,
	2007	2006
Average Coal Selling Price (per ton)	$92.21	$103.58
Tons of Coal Sold (in millions)	6.0	5.6
Average Natural Gas Selling Price (per MCF)	$7.81	$8.67
Billion Cubic Feet of Natural Gas Sold	7.2	7.7
Number of Natural Gas Wells	408	415

        For the year ended 2007, Natural Resources' operating income was $148.0 million, compared to operating income of $252.2 million in 2006. The decrease in operating income in 2007 reflects lower metallurgical coal and natural gas prices and lower natural gas volumes, higher coal production costs and $17.8 million of operating losses at Kodiak Mining. Kodiak Mining's losses reflect difficult geological conditions and slow advance rates during the year. The prior year included $23.4 million of operating income recognized for the settlement of an insurance claim for the 2005 Mine No. 5 water ingress problem.

Sloss

        Net sales and revenues were $134.9 million for 2007, an increase of $1.9 million compared to 2006. Revenues increased in 2007 due to higher furnace coke volumes and increased foundry coke pricing. Sloss' operating income was $11.9 million in 2007 as compared to $8.1 million in 2006, an increase of $3.8 million, primarily as a result of increased furnace coke volumes, increased foundry coke pricing and lower raw material costs. Operating income for 2006 includes an impairment charge of $1.6 million relating to Sloss' chemical division, which was sold in November 2006.

Financing

        Net sales and revenues were comparable year over year, $219.7 million in 2007 versus $219.6 million in 2006. Operating income was $49.6 million in 2007, compared to $54.0 million in 2006. Operating income decreased primarily as a result of lower prepayment income and an increase in the provision for losses on instalment notes reflecting weaker performance in the ARM portion of the portfolio.

        Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.6% at December 31, 2007, up from 4.4% at December 31, 2006 primarily as the Company's third party purchased loans, which include the ARM portion of the Company's portfolio, exhibited higher levels of delinquencies and losses. At January 31, 2008, delinquencies improved to 4.3% as performance in the fixed rate portion of the portfolio improved. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings and are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment plans.

Homebuilding

        Net sales and revenues were $245.9 million in 2007, an increase of $3.2 million from 2006 as a result of higher average net selling prices, partially offset by lower unit completions as shown in the table below.

	For the year ended December 31,
	2007	2006
Unit completions	2,510	2,663
Average net selling price	$98,683	$90,292

        The operating loss was $5.3 million for 2007 compared to an operating loss of $10.8 million in 2006. The improved performance in 2007 was due to higher average net selling prices and a reduction in cost of sales as a percent of net sales resulting from improved productivity, partially offset by an increase in postretirement benefits which reflected a curtailment gain of $2.7 million in 2006.

Other

        Net sales and revenues were $6.4 million for 2007 compared to $4.8 million in 2006. Contributing to this revenue growth was a $0.7 million increase in sales of land. Net general corporate expenses, principally included in selling, general and administrative expense, were $23.7 million for the year ended 2007 compared to $25.3 million for 2006, reflecting lower personnel related expenses and professional fees.

2006 Summary Operating Results

	For the Year Ended December 31, 2006
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
	($ in thousands)
Net sales	$634,152	$132,714	$14,597	$240,445	$1,369	$(12,813)	$1,010,464
Interest income on instalment notes	—	—	199,659	—	—	—	199,659
Miscellaneous income	53,459	319	5,295	2,284	3,404	(1,290)	63,471

Net sales and revenues	687,611	133,033	219,551	242,729	4,773	(14,103)	1,273,594
Cost of sales	370,438	112,454	6,737	191,784	585	(13,458)	668,540
Interest expense(1)	—	—	118,743	—	—	—	118,743
Depreciation	27,286	3,623	1,387	4,483	1,334	—	38,113
Selling, general, & administrative	17,914	7,926	29,820	60,486	25,349	—	141,495
Provision for losses on instalment notes	—	—	9,062	—	—	—	9,062
Postretirement benefits	19,764	(680)	(1,544)	(3,224)	(776)	—	13,540
Amortization of intangibles	—	—	2,405	—	—	—	2,405
Provision for estimated hurricane insurance losses	—	—	(1,046)	—	—	—	(1,046)
Restructuring & impairment charges	—	1,639	—	—	—	—	1,639

Operating income (loss)	$252,209	$8,071	$53,987	$(10,800)	$(21,719)	$(645)	$281,103

Other debt interest and debt conversion expense							(57,381)

Income from continuing operations before income taxes							$223,722

(1)
Excludes other debt interest expense.

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Overview

        The Company's income from continuing operations for the year ended December 31, 2006 was $152.9 million or $3.00 per diluted share, which compares to $43.0 million, or $0.96 per diluted share in 2005.

        Principal factors impacting income from continuing operations in the prior year results include:

  •
  Natural Resources' average selling prices for coal increased 25.8% and natural gas prices increased 9.1%, reflecting the benefit of hedging. These increases were partially offset by lower sales volumes and higher mining costs, primarily at Mine No. 4, which resulted from unfavorable geological conditions. Additionally, 2005 included $21.9 million of idle mine costs due to a water ingress problem at Mine No. 5 and adverse geologic conditions in Mine No. 7, while 2006 results included miscellaneous income of $23.4 million relating to an insurance settlement for the 2005 Mine No. 5 water ingress problem.

  •
  Financing results included an $11.1 million reduction in hurricane-related claims expense compared to 2005. Additionally, the provision for losses on the mortgage portfolio improved $1.7 million compared to 2005.

  •
  Homebuilding had 20.5% higher average net selling prices, increased on-your-lot deliveries and improved gross margins. Reductions in selling, general and administrative expenses in 2006 also contributed to improved results. Homebuilding's 2005 results included the complete impairment of goodwill of $56.7 million.

  •
  Results in 2006 include $19.4 million of debt conversion expense to induce the conversion of $174.2 million of the Company's Convertible Senior Subordinated Notes into 9.761 million shares of common stock.

  •
  The Company's 2006 effective tax rate was 32.1%, which reflects the benefit of Natural Resources' depletion deductions, partially offset by the effect of non-deductible debt conversion expense.

Consolidated Results of Continuing Operations

        Net sales and revenues for the year ended December 31, 2006 were $1.3 billion versus $1.1 billion for the year ended December 31, 2005, a 16.0% increase. Increased revenues at Natural Resources, Sloss and Homebuilding were partially offset by decreased revenues at Financing. Natural Resources revenues increased primarily due to price increases for coal and natural gas, and higher gas volumes, partially offset by decreased coal sales volumes. Homebuilding revenues increased due to higher average selling prices. Financing revenues declined primarily due to a declining yield in the portfolio and lower prepayment income, partially offset by an increase in the balance of the note portfolio.

        Cost of sales, exclusive of depreciation, increased $76.1 million to $668.5 million and represented 66.2% of net sales in 2006 versus $592.5 million, or 68.2% of net sales in 2005. The percentage improvement in 2006 was primarily the result of improved performance at Homebuilding and Natural Resources.

        Depreciation for 2006 was $38.1 million, an increase of $6.7 million compared to 2005. The increase was primarily due to higher capital expenditures at Natural Resources.

        Selling, general and administrative expenses of $141.5 million were 11.1% of net sales and revenues in 2006 compared to $148.9 million, or 13.6% in 2005. This improvement was due primarily to lower costs at Homebuilding resulting from focused efforts to reduce overhead expenses and due to lower corporate employee-related expenses.

        Provision for losses on instalment notes was $9.1 million in 2006, compared to $10.7 million in 2005. The prior year included a $1.3 million charge for expected portfolio losses resulting from Hurricanes Katrina and Rita, offset slightly by higher volume of resales in 2006 in the Financing segment.

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

        Interest expense on other debt increased $14.6 million to $38.0 million due to a higher average debt balance outstanding in 2006 resulting from the borrowings under the 2005 Walter Credit

Agreement to finance the acquisition of Mueller Water in October 2005. Debt conversion expense of $19.4 million in 2006 was related to the conversion of approximately $174.2 million of the Company's Convertible Senior Subordinated notes during 2006. There were no conversions recognized in 2005.

        Restructuring and impairment charges were $1.6 million in 2006, a decrease of $55.3 million from 2005. The current year included a $1.6 million impairment charge relating to Sloss' chemical division, which was sold in November 2006, while 2005 included a $56.7 million goodwill impairment charge at Homebuilding.

        The Company's effective tax rate of 32.1% in 2006 differed from the Federal statutory rate primarily due to the favorable effect of Natural Resources' percentage depletion deductions, partially offset by non-deductible debt conversion expenses. The Company's effective tax rate of 49.0% in 2005 differed from the Federal statutory rate primarily due to the effect of the largely non-deductible $56.7 million goodwill impairment charge.

        The 2006 and 2005 results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

        Net sales and revenues were $687.6 million for the year ended December 31, 2006, an increase of $129.2 million from $558.4 million in 2005. The increase was primarily due to higher metallurgical coal and natural gas prices, and increased natural gas volumes, partially offset by decreased coal volumes. In addition, miscellaneous income in 2006 included $23.4 million for the settlement of an insurance claim for the 2005 Mine No. 5 water ingress problem. Statistics in the following table relate to Jim Walter Resources, only.

	For the year ended December 31,
	2006	2005
Average Coal Selling Price (per ton)	$103.58	$82.33
Tons of Coal Sold (in millions)	5.6	5.9
Average Natural Gas Selling Price (per MCF)	$8.67	$7.95
Billion Cubic Feet of Natural Gas Sold	7.7	6.9
Number of Natural Gas Wells	415	405

        Natural Resources' 2006 operating income was $252.2 million, compared to operating income of $170.5 million in 2005. The increase in operating income in 2006 primarily resulted from the shift to higher margin metallurgical coal sales and increased margins from higher natural gas pricing, partially offset by higher freight costs and higher Mine No. 4 production costs per ton. Cost per ton increased at Mine No. 4 predominantly due to lower production volume relative to 2005 as a result of thin seam conditions and weak roof conditions encountered at the beginning of the longwall panel, which began in April 2006. These conditions contributed to reduced longwall advance rates and difficulties with roof control. The longwall at Mine No. 4 improved advance rates in the later months of 2006 and achieved normal longwall advance rates. The increase in operating income in 2006 was also due to $23.4 million of income recognized for the settlement of an insurance claim for the 2005 Mine No. 5 water ingress problem, whereas 2005 included $21.9 million of idle mine costs primarily resulting from the water ingress.

        The Company completed production at Mine No. 5 in December 2006. As of December 31, 2006 mining equipment has been recovered and the mine shafts are in process of being sealed. Approximately $6.6 million of the closure costs qualify as restructuring costs and were recorded prior to December 31,

2005. Other costs, primarily representing workers' compensation and other incremental costs related to the closure of the mine were charged to expense when incurred.

Sloss

        Net sales and revenues were $133.0 million for 2006, an increase of $4.0 million compared to 2005. Revenues increased in 2006 due to higher furnace coke volume and pricing, which increased 6.4% and 1.3%, respectively, over 2005, partially offset by a 13.9% decline in shipments of foundry coke. Sloss' operating income was $3.4 million lower than 2005 primarily due to an impairment charge of $1.6 million relating to the chemical division, which was sold in November 2006.

Financing

        Net sales and revenues were $219.6 million in 2006, a decrease of $9.6 million from 2005. This decrease is attributable to a declining yield on the portfolio and lower prepayment-related interest income. Operating income was $54.0 million in 2006, compared to $46.0 million in 2005. Operating income increased primarily as a result of a $1.7 million decrease in the provision for losses on installment notes. In addition, 2005 included a provision for estimated hurricane insurance losses of $10.0 million. Due to a relatively inactive hurricane season in 2006, there were no significant charges for excess catastrophic losses in Financing's insurance business.

        Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.4% at December 31, 2006, down from 5.2% at December 31, 2005. The improvement is primarily due to customer payment disruptions caused by the 2005 hurricanes which temporarily increased payment defaults in 2005. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

Homebuilding

        Net sales and revenues were $242.7 million in 2006, an increase of $55.8 million from 2005 as a result of higher average net selling prices and slightly higher overall deliveries as shown in the table below.

	For the year ended December 31,
	2006	2005
Unit completions	2,663	2,361
Average net selling price	$90,292	$78,800

        The segment reported operating losses of $10.8 million and $90.6 million for the years ended December 31, 2006, and 2005, respectively. 2005 results included a $56.7 million goodwill impairment charge. The improved performance in 2006 was due to higher average net selling prices and cost reductions.

Other

        Net sales and revenues were $4.8 million for 2006 compared to $2.6 million in 2005. Land sales were $0.4 million higher in 2006 than 2005. Net general corporate expenses, principally included in selling, general and administrative expenses were $25.3 million in 2006 compared to $28.5 million in 2005 reflecting lower personnel related expenses and professional fees, partially offset by an increase in bonus expense and stock-based compensation expense resulting from the January 1, 2006 adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations were $30.6 million at December 31, 2007, down from $127.4 million at December 31, 2006, reflecting $140.0 million in cash flows provided by continuing operating activities, $153.3 million of cash flows used in investing activities of continuing operations and $84.1 million of cash flows used in financing activities of continuing operations. See additional discussion in the Statement of Cash Flows section that follows.

        Restricted short-term investments of $75.9 million at December 31, 2007 decreased $14.2 million from December 31, 2006 primarily due to the lower volume of prepayments and timing of collections from securitization financings at the Financing segment, partially offset by the addition of restricted cash held for TRI's operations. TRI was acquired in 2007.

        Prepaid expenses of $38.3 million at December 31, 2007 increased $8.6 million from December 31, 2006 primarily due to an increase in costs associated with heightened pre-production activity for Natural Resources' longwall mining operations and increases in the Company's prepaid taxes.

        Property, plant and equipment was $435.0 million at December 31, 2007, an increase of $124.9 million over 2006 primarily as a result of continued investment in Natural Resources' mining operations and the replacement of mining equipment. Balances in 2007 also include the acquisition of TRI's assets.

        Other assets were $156.1 million at December 31, 2007, up $20.8 million from December 31, 2006 predominantly due to an increase in the Company's deferred tax assets as a result of initially applying FIN 48 on January 1, 2007.

        Accounts payable increased $9.7 million to $72.1 million at December 31, 2007 primarily resulting from an increase in amounts owed to Mueller Water for their portion of income tax refunds relating to prior periods and due to the acquisition of TRI.

        Accrued expenses of $83.1 million at December 31, 2007 decreased from $94.9 million at December 31, 2006 primarily due to an $11.1 million decrease in current taxes payable.

        Accrued interest decreased $3.1 million to $13.9 million at December 31, 2007 primarily resulting from lower term loan borrowings.

        Other liabilities of $216.4 million at December 31, 2007 increased $26.9 million from $189.5 million at December 31, 2006 primarily due to an increase in the reserve for uncertain tax positions as a result of the adoption of FIN 48 in 2007 and an increased obligation relating to unfavorable interest rate hedge mark-to-market positions, partially offset by a reduction in the pension liability due to changes in actuarial assumptions.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under its revolving credit facility and warehouse lines of credit. The Company's principal sources of long-term funding are its bank term loan and its financings under mortgage-backed/asset-backed notes. As of December 31, 2007, total debt has decreased by $54.1 million compared to December 31, 2006. See discussion below and Note 12 of "Notes to Consolidated Financial Statements."

        Cash inflows from the sale of goods at the Company's Natural Resources and Sloss segments are generated in the normal course, generally within 90 days or less from the date of title transfer of the goods sold. At our Financing and Homebuilding segments, the majority of homes constructed and sold by Homebuilding are internally financed. Homebuilding incurs construction costs to build the home, which are financed via internal Company resources, including existing cash balances, cash flows generated from operations or borrowings under credit facilities. When the home is completed, Homebuilding tenders it to the customer. Upon tender, Homebuilding recognizes the sale of the home and sells the instalment note contract to WMC, which recognizes an increase in instalment notes receivable. No cash is generated from this intercompany transaction. WMC then borrows periodically under its warehouse facilities, typically at 80% of the face of the instalment note contract, using the instalment note contract as collateral. On a monthly basis, WMC pays interest and other funding costs under the warehouse facilities using collections from instalment notes receivable. Historically, once there is approximately $200.0 million to $300.0 million of accumulated borrowings under the warehouse facilities, WMC will package the instalment notes and pledge them as collateral to complete a mortgage-backed/asset-backed securitized debt offering. WMC historically has received 90% to 95% of the face value of the instalment notes receivable as proceeds from the securitized debt offer. WMC uses these proceeds to pay off the warehouse facilities and any excess cash flow generated would be available for general corporate purposes.

        The Company believes that, based on current forecasts and anticipated market conditions, funding generated from operating cash flow and available sources of liquidity will be sufficient to meet operating needs, to make planned capital expenditures and to make all required interest payments on indebtedness for the next twelve to eighteen months. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and natural gas, coal production, levels of construction activity, costs of raw materials, conditions in the asset-backed securities capital markets and interest rates.

Mortgage-backed/Asset-backed Notes

        At December 31, 2007, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.7 billion and consisted of eight separate series of public debt offerings and one issue of private debt providing long-term financing for instalment notes receivable and mortgage assets purchased by WMC. Trust IX and Trust XIV are borrowers under a $200.0 million and a $150.0 million Variable Funding Loan Agreement ("warehouse facilities") providing temporary financing to WMC for its purchases of instalment notes from Homebuilding and for its mortgage loans originations. The $150.0 million Trust IX facility was renewed on July 30, 2007, under substantially similar terms as the previous facility, and matures July 28, 2008. The $200.0 million Trust XIV facility was renewed on October 25, 2007, under substantially similar terms as the previous facility, and matures October 23, 2008. At December 31, 2007, there were $189.2 million of borrowings outstanding under these warehouse facilities. The Company expects to refinance these borrowings during the next twelve months with similar facilities or other financing vehicles. If the lenders under these facilities do not allow the Company to renew our borrowings or the Company cannot replace maturing borrowings at less favorable terms, the Company might have to seek other, less favorable and more costly sources of borrowing, sell mortgage-related assets under adverse market conditions, or cease to originate mortgage assets, which could significantly reduce net income and may result in material losses. Furthermore, in 2007, mortgage securitization markets generally, and subprime securitization markets especially, have experienced a significant disruption that continues today. A large number of other companies' mortgage-backed securities have been down-graded or placed on credit watch, resulting in investors in asset-backed securities and other structured vehicles experiencing problems including declines in value and losses from their investments in subprime mortgage securities. As a result of these significant industry events, the Company may be unsuccessful in securitizing mortgage assets at favorable terms or at all that are currently outstanding under, and pledged to, our variable funding loan facilities or that originate in the future. The Company's inability to continue to successfully securitize mortgage assets on favorable terms or at all could significantly impair our mortgage origination business.

2005 Walter Credit Agreement

        The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly owned domestic subsidiaries of the Company. The 2005 Walter Term Loan requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining principal outstanding is due. The 2005 Walter Term Loan carries a floating interest rate of 175 basis points over LIBOR. At December 31, 2007, the balance outstanding on the term loan was $218.5 million and the weighted-average interest rate was 6.73%. The commitment fee on the unused portion of the 2005 Walter Revolving Credit Facility is 0.375% and the interest rate is a floating rate of 150 basis points over LIBOR. At December 31, 2007, there were no borrowings outstanding under the revolving credit facility, but the Company issued $42.8 million in letters of credit, reducing availability for borrowings to $182.2 million.

        In 2007, the Company used available cash to repay $30.2 million of the term loan. In 2006, the Company sold 2.65 million shares of common stock for $168.7 million of net cash proceeds. Of these proceeds, $102.9 million was used to repay the term loan facility. In addition, in 2006, the Company repaid $22.3 million on the term loan facility on a mandatory basis and made $75.0 million of optional prepayments using available cash flow.

        The failure to maintain an aggregate of $350.0 million of liquidity in variable funding loan facilities for the Financing and Homebuilding businesses would breach a covenant under the 2005 Walter Credit Agreement. In such an event, the Company would seek to amend or obtain a waiver of this requirement from lenders. If the Company was unable to obtain an amendment or waiver and the Company is unable to obtain alternate variable funding loan lines of credit, there would be an event of default under the 2005 Walter Credit Agreement and the respective lenders could also terminate all commitments to extend further credit. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure the indebtedness under the senior credit facilities.

Convertible Senior Subordinated Notes

        On April 20, 2004, the Company issued $175.0 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due May 1, 2024 (the "convertible notes"). During 2006, holders of $174.2 million of the Company's convertible notes surrendered their convertible notes in exchange for 9.761 million shares of the Company's common stock and $19.4 million of conversion inducement fees. In January 2008, the holders of the remaining notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement fees.

Statement of Cash Flows

        Cash balances outstanding were $30.6 million and $127.4 million at December 31, 2007 and December 31, 2006, respectively. The decrease in cash is primarily the result of $156.4 million of capital expenditures, $44.7 million of debt repayments, $11.7 million for the TRI acquisition, $10.4 million of dividend payments and $5.6 million of stock purchases under the stock repurchase program, partially offset by $140.0 million of cash provided by operating activities of continuing operations.

        Cash flows provided by operating activities of continuing operations were $140.0 million in 2007 as compared to $185.6 million in 2006. The decrease of $45.6 million is primarily a result of $38.7 million decrease in income from continuing operations, an increase in the instalment notes receivable due to the growth of the originated portfolio resulting from higher average selling prices and slower prepayments, as well as a $22.3 million increase in taxes paid.

        Cash flows used in investing activities of continuing operations in 2007 were $153.3 million as compared to $97.7 million in 2006. The major cause of this change is due to increased capital expenditures primarily associated with the Mine No. 7 East expansion.

        Cash flows used in financing activities of continuing operations in 2007 were $84.1 million compared to cash flows used in financing activities of $90.0 million in 2006. Cash flows used in financing activities in 2007 included retirements of corporate debt ($44.7 million), retirements of mortgage-backed/asset-backed notes ($219.8 million), partially offset by the issuance of mortgage-backed/asset-backed notes ($189.2 million), dividends paid ($10.4 million) and purchases of stock under stock repurchase program ($5.6 million). Cash flows used in financing activities of continuing operations in 2006 included retirements of other debt ($200.2 million) and retirements of mortgage-back/asset-backed notes ($392.6 million), substantially offset by cash proceeds from the sale of the Company's common stock ($168.7 million) and the issuance of mortgage-backed/asset-backed notes ($401.9 million). Cash used in financing activities in 2006 also includes $82.1 million of cash remaining on Mueller Water's balance sheet at the time of the spin-off.

        Capital expenditures totaled $156.4 million in the year ended December 31, 2007 related principally to the Mine No. 7 East expansion project and other mine development activities at Natural Resources. We estimate that capital expenditures for the year ending December 31, 2008 will approximate $110.0 million to $135.0 million. Of this amount, approximately $40.0 million to $45.0 million relates to the Mine No. 7 East expansion project and approximately $20.0 million for a new set of longwall shields. Actual expenditures in 2008 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

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

        The following tables summarize the Company's contractual obligations and commercial commitments as of December 31, 2007. This table does not include interest owed on these obligations. For the year ended December 31, 2007, the Company paid approximately $19.7 million of interest on other debt. For the year ending December 31, 2008, the Company estimates total cash interest payments related to other debt will be approximately $14.3 million. The unconditional purchase obligations primarily represent commitments to purchase raw materials and equipment.

        Contractual obligations and commercial commitments:

		Payments Due by Period (in thousands)
	Total	2008	2009	2010	2011	2012	Thereafter
Mortgage-backed/asset-backed debt(1)	$1,706,218	$411,234	$191,443	$259,493	$117,794	$114,780	$611,474
Other debt	218,517	2,235	2,235	2,235	2,235	209,577	—
Financing agreement and other debt(2)	6,558	5,862	696
Operating leases	24,384	9,492	6,884	4,398	2,575	946	89
Unconditional purchase obligations	62,969	57,899	5,070	—	—	—	—

Total contractual cash obligations	$2,018,646	486,722	206,328	266,126	122,604	325,303	$611,563

Other long-term liabilities(3)		36,039	20,276	21,868	23,129	24,191

Total cash obligations(4)		$522,761	$226,604	$287,994	$145,733	$349,494

(1)
The asset-backed note payments are based on scheduled maturities, adjusted for estimated prepayments and delinquencies. Prepayments are estimated based on historical experience and expectations about future economic conditions, particularly interest rates. Principle and interest payments (not included in this table) are satisfied by the proceeds from the instalment notes receivable backing the debt. The debt is non-recourse to the Company.

(2)
Primarily includes a one-year property insurance financing agreement.

(3)
Other long-term liabilities include pension and other post-retirement benefit liabilities. While the estimated total liability is actuarially determined, there are no definitive payments by period, as pension contributions depend on government-mandated minimum funding requirements and other post-retirement benefits are paid as incurred. Accordingly, amounts by period included in this schedule are estimates and primarily include estimated post-retirement benefits.

(4)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, as established pursuant to FIN 48, "Accounting for Uncertainty in Income Taxes," cannot be estimated and, therefore, has not been included in the table. See Note 11 of "Notes to Consolidated Financial Statements."

        Available commitments under existing borrowing arrangements:

		Amounts of Commitment Expiration per Year (in thousands)
	Total Amounts Committed	Less than 1 Year	1 - 3 Years		4 - 5 Years	Over 5 Years
Trust IX Variable Funding Loan Facility	$150,000	$150,000		$—	$—	$—
Trust XIV Variable Funding Loan Facility	200,000	200,000		—	—	—
Revolving Credit Facilities(1)	182,200	—		—	182,200	—

Total commercial commitments	$532,200	$350,000	$		$182,200	$—

(1)
Includes a sub-facility for standby and commercial letters of credit of which $42.8 million was utilized at December 31, 2007.

        Environmental, miscellaneous litigation and other commitments and contingencies:

        See Note 16 of "Notes to Consolidated Financial Statements" for discussion of these matters not included in the tables above due to their contingent nature.

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

Interest rate risk

        The Company's primary interest rate risk exposures relate to the interest rates on its third-party indebtedness and the instalment notes receivable portfolio during the warehousing period and prepayments thereof.

        On October 3, 2005, the Company entered into a credit agreement as more fully described in Note 12 of "Notes to Consolidated Financial Statements" with total credit facilities of $675.0 million and floating rate interest rates based on LIBOR plus a spread.

        The Company has two variable funding loan facilities totaling $350.0 million that provide temporary financing to WMC, as further described in Note 12 of "Notes to Consolidated Financial Statements." At December 31, 2007, there was $189.2 million of borrowings outstanding under these facilities. There were no borrowings outstanding at December 31, 2006. The variable funding loan facilities are at a floating rate based on short-term rates.

        On November 1, 2005, the Company entered into an interest rate hedge agreement ("hedge") with a notional value of $75 million, as more fully described in Note 12 of "Notes to Consolidated Financial Statements." The objective of the hedge is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company's cash flows due to changes in interest payments on its 2005 Walter Credit Agreement. The structure of the hedge is a three-year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement calls for the Company to make fixed rate payments over the term of the hedge when stated three-month LIBOR rates are below the floor and to receive payments from the counter-party when the three-month LIBOR rates are above the cap. It is anticipated that the hedge will be settled upon maturity, and is accounted for as a cash flow hedge. The changes in the fair value of these swaps that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

        As of December 31, 2007 and 2006, the Company holds multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million and $50.0 million, respectively. The objective of these hedges is to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization anticipated to be priced on or around April 1, 2008. The hedges will be settled on or before maturity and are being accounted for as a cash flow hedges. As such, changes in the fair value of the hedges that take place through the date of maturity are recorded in accumulated other comprehensive income (loss).

        A ten percent decrease in interest rates from the December 31, 2007 and 2006 rates would result in an increase to annual pre-tax income from these financial instruments of approximately $2.4 million and $1.8 million, respectively, while a ten percent increase in rates would decrease annual pre-tax income approximately $2.4 million and $1.4 million, respectively.

        The Company's fixed-rate gross instalment notes receivables were $1.8 billion and fixed-rate mortgage-backed/asset-backed notes were $1.5 billion as of December 31, 2007. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

Commodity risks

        The Company is exposed to commodity price risk on sales of natural gas. On an annual basis, the Company's sales of natural gas approximates 6.8 million mmbtu (equivalent of 7.0 billion cubic feet).

        The Company occasionally utilizes derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. During 2007 and 2006, the Company hedged approximately 57% and 42%, respectively, of its natural gas sales with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. These swap contracts resulted in cash inflows of $8.7 million in 2007 and cash inflows of $12.3 million in 2006, impacting net sales and revenues.

        At December 31, 2007, swap contracts to hedge approximately 0.8 million mmbtu of anticipated natural gas sales in 2008 and at December 31, 2006, swap contracts to hedge approximately 0.6 million mmbtu of anticipated natural gas sales in 2007, were outstanding as more fully described in Note 17 of "Notes to Consolidated Financial Statements." A ten percent increase in the natural gas prices from December 31, 2007 and 2006 would result in a decrease of $0.5 million and $0.4 million, respectively, in the fair value of the swap contracts outstanding.

        In February 2008, the Company entered into three additional swap contracts to hedge approximately a combined 4.6 million mmbtu of anticipated natural gas sales in 2008.

NEW ACCOUNTING PRONOUNCEMENTS

        In 2006 the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements. SFAS No. 157 requires companies to base fair values on what they would receive from a sale to a third party in the open market. The Company does not expect the adoption of this statement, which became effective January 1, 2008, to have a material effect on its consolidated financial statements.

        In 2006 the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires the Company to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company uses a September 30 measurement date and will be required to adopt this provision December 31, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

        In 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which allows reporting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings that result from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities." The Company has not elected the fair value option, as provided in this statement. As such, the Company does not expect the adoption of this statement, which became effective January 1, 2008, to have a material effect on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," that amends ARB 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined what impact the adoption of this requirement, which becomes effective January 1, 2009, will have on its consolidated financial statements.

        Also in December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," a replacement of SFAS No. 141, "Business Combinations." The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures the goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company has not yet determined what impact the adoption of this requirement, which becomes effective January 1, 2009, will have on its consolidated financial statements with respect to future acquisitions.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this document are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers' demand for the Company's products, changes in raw material, labor, equipment and transportation costs and availability, geologic and weather conditions, changes in extraction costs and pricing in the Company's mining operations, changes in customer orders, pricing actions by the Company's competitors, potential changes in the mortgage-backed capital market, and general changes in economic conditions. Those risks also include the timing of and ability to execute other strategic actions that may be pursued. The Company has no duty to update its outlook statements as of any future date.

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2007(1)	March 31	June 30	September 30	December 31
Net sales and revenues	$320,294	$296,524	$312,206	$312,348
Income from continuing operations	32,135	17,770	24,363	39,960
Income from discontinued operations	(2,510)	281	—	—

Net income	$29,625	$18,051	$24,363	$39,960

Diluted income (loss) per share:(2)(3)
Income from continuing operations	$0.61	$0.33	$0.46	$0.76
Income from discontinued operations	(0.05)	0.01	—	—

Net income	$0.56	$0.34	$0.46	$0.76

	Quarter ended
Fiscal Year 2006(1)	March 31	June 30	September 30	December 31
Net sales and revenues	$313,074	$318,990	$333,285	$308,245
Income from continuing operations	36,750	44,200	43,507	28,477
Income from discontinued operations	(1,451)	19,761	19,738	7,387

Net income	$35,299	$63,961	$63,245	$35,864

Diluted income (loss) per share:(2)(3)
Income from continuing operations	$0.74	$0.86	$0.85	$0.55
Income from discontinued operations	(0.03)	0.38	0.38	0.14

Net income	$0.71	$1.24	$1.23	$0.69

(1)
Amounts vary from previous Form 10-Q disclosures as a result of classifying Crestline and Mueller Water as discontinued operations.

(2)
The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to rounding differences.

(3)
Diluted earnings per share includes the dilutive effect of the Company's contingent convertible senior subordinated notes, issued April 2004.

        Fourth quarter 2007 results include favorable pre-tax adjustments of $12.7 million comprised of $8.9 million of interest capitalization primarily related to Natural Resources' capital expansion projects, applicable to prior periods, and $3.8 million to increase deferred loan origination fees, previously amortized too quickly. In addition, the provision for income taxes in the fourth quarter of 2007 includes a favorable adjustment of $3.2 million to reduce taxes payable to amounts determined to be owed for prior years. The combined effect of these unusual items was an estimated increase to diluted earnings per share of $0.22 for the fourth quarter of 2007. These adjustments were not considered to have a material effect on the full-year 2007 results.

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

        Incorporated by reference to the 2008 Proxy Statement.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2007, the Company's management, including the Company's vice chairman (principal executive and financial officer), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations and that such information is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based on this evaluation, the principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

Evaluation of Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B.    Other Information

None

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Victor P. Patrick	50	Vice Chairman, Chief Financial Officer and General Counsel
Mark J. O'Brien	65	Chairman and Chief Executive Officer, JWH Holding Company, LLC
George R. Richmond	57	Chief Executive Officer, Jim Walter Resources, Inc.
Joseph J. Troy	44	Executive Vice President, Structured Finance of JWH Holding Company, LLC
Charles E. Cauthen	49	Chief Financial Officer, JWH Holding Company, LLC and President, Walter Mortgage Company
Miles C. Dearden, III	48	Senior Vice President, Treasurer
Lisa A. Honnold	40	Senior Vice President, Controller
Larry E. Williams	60	Senior Vice President, Human Resources
Charles C. Stewart	52	President, Sloss Industries Corporation and United Land Corporation

        Our executive officers as of February 29, 2008 are listed below.

        Victor P. Patrick was appointed Vice Chairman, Chief Financial Officer and General Counsel in February 2008. Mr. Patrick previously served as Vice Chairman and General Counsel since April 2007 and Vice Chairman, General Counsel and Secretary since August 2006. Mr. Patrick joined the Company in 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he worked for Honeywell International from 1994 to July 2002, most recently as Vice President, Secretary and Deputy General Counsel. Mr. Patrick has also served as a Director of the Company since December 2006.

        Mark J. O'Brien was appointed Chairman and Chief Executive Officer of the Company's JWH Holding Company, LLC (consisting of its Financing and Homebuilding businesses) in February 2006. Mr. O'Brien has also served as a member of the Company's board of directors since June 2005. Previously, he was the Chief Executive Officer of Pulte Homes, Inc., where he served in various capacities for 21 years until his retirement in 2003.

        George R. Richmond was appointed Chief Executive Officer of Jim Walter Resources in February 2006, serving previously as President and Chief Operating Officer of Jim Walter Resources since 1997. Mr. Richmond has held various positions at JWR since 1978. Mr. Richmond has also served as a Director of the Company since December 2006.

        Joseph J. Troy was appointed Executive Vice President of Structured Finance, JWH Holding Company, LLC, in February 2008. Mr. Troy previously served as Executive Vice President, Chief Financial Officer since August 2006. Mr. Troy has also served as Senior Vice President—Financial Services, President of Walter Mortgage Company and Senior Vice President and Treasurer of the Company since November 2000. He was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia from February 2000 to November 2000. From 1998 through February 2000, he was Vice President and Treasurer of the Company.

        Charles E. Cauthen was appointed Chief Financial Officer of JWH Holding Company, LLC and President of Walter Mortgage Company in November 2006. Prior thereto, he served as President of Jim

Walter Homes since August 2005. Previously, he served the Company as Chief Operating Officer of Jim Walter Homes since February 2005 and Senior Vice President and Controller since November 2000. Prior thereto, he was Senior Vice President and Chief Financial Officer—Consumer Products Group, Bank of America, from 1999 to November 2000.

        Miles C. Dearden, III was appointed Senior Vice President in February 2005 and Vice President, Treasurer in April 2002. Previously, he was Assistant Treasurer beginning in March 2001. Prior to joining the Company, he worked for Bank of America from 1987 until 2001, most recently as a managing director for the bank's Global Corporate and Investment Bank.

        Lisa A. Honnold was appointed Senior Vice President, Controller of the Company in March 2006. Ms. Honnold previously served as Vice President of Corporate Accounting for the Company since December 2005. Prior to joining the Company, Ms. Honnold was Vice President, Corporate Controller of Catalina Marketing Corporation from December 2004 to November 2005, holding the previous title of Assistant Controller since November 2003. From 1996 to November 2003, Ms. Honnold held various positions with NACCO Industries, Inc., last serving as Manager of Financial Reporting and Analysis.

        Larry E. Williams was appointed Senior Vice President, Human Resources in November 2001. Previously, he was Senior Vice President/Human Resources for CoBank from 1989 to 2001.

        Charles C. Stewart was appointed President of Sloss Industries Corporation in May 2003 and President of United Land Corporation in July 2007. Prior thereto, he served as Vice President of Engineering at Jim Walter Resources, Inc. Mr. Stewart joined the company in 1978.

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

Additional Information

        Additional information, as required in Item 10. "Directors and Executive Officers of the Registrant" are incorporated by reference to the Proxy Statement (the "2008 Proxy Statement") included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation

        Incorporated by reference to the 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the 2008 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference to the 2008 Proxy Statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

    (a)(1)    Financial Statements—See Index to Financial Statements on page F-1.
         (2)    Exhibits—See Item 15(b).

    (b)    Exhibits—See Index to Exhibits on pages E1-E-4.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INDUSTRIES, INC.
March 7, 2008	/s/ VICTOR P. PATRICK Victor P. Patrick, Vice Chairman and Director, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2008	/s/ HOWARD L. CLARK JR. Howard L. Clark, Jr., Director*
March 7, 2008	/s/ JERRY W. KOLB Jerry W. Kolb, Director*
March 7, 2008	/s/ PATRICK A. KRIEGSHAUSER Patrick A. Kriegshauser, Director*
March 7, 2008	/s/ MARK J. O'BRIEN Mark J. O'Brien, Director, Chairman and Chief Executive Officer, JWH Holding Company, LLC*
March 7, 2008	/s/ BERNARD G. RETHORE Bernard G. Rethore, Director*
March 7, 2008	/s/ GEORGE R. RICHMOND George R. Richmond, Director, President and Chief Executive Officer, Jim Walter Resources*
March 7, 2008	/s/ MICHAEL T. TOKARZ Michael T. Tokarz, Chairman*
March 7, 2008	/s/ A.J. WAGNER A.J. Wagner, Director*
March 7, 2008	/s/ LISA A. HONNOLD Lisa A. Honnold, Senior Vice President, Controller and Principal Accounting Officer
*By:	/s/ VICTOR P. PATRICK Victor P. Patrick Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Walter Industries, Inc. and Subsidiaries
Reports of Independent Registered Certified Public Accounting Firms	F-2
Consolidated Balance Sheets—December 31, 2007 and 2006	F-6
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2007	F-7
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for Each of the Three Years in the Period Ended December 31, 2007	F-8
Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2007	F-9
Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Walter Industries, Inc.

        We have audited the accompanying consolidated balance sheet of Walter Industries, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Industries, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 11, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Industries, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 29, 2008

Report of Independent Registered Certified Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Walter Industries, Inc.

        We have audited Walter Industries, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Walter Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Controls over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tuscaloosa Resources, Inc., which is included in the 2007 consolidated financial statements of Walter Industries, Inc. and subsidiaries and constituted $26.3 million and $20.6 million of total and net assets, respectively, as of December 31, 2007 and $17.2 million and $0.3 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Walter Industries, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Tuscaloosa Resources, Inc.

        In our opinion, Walter Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Walter Industries, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 29, 2008

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Stockholders of Walter Industries, Inc.:

        In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Walter Industries, Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 28, 2007 except as it relates to the discontinued operations of Crestline Homes Inc. as described in Note 3 and the change in segments as described in Note 18, as to which the date is March 7, 2008

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$30,614	$127,369
Short-term investments, restricted	75,851	90,042
Instalment notes receivable, net of allowance of $13,992 and $13,011, respectively	1,837,059	1,779,697
Receivables, net	81,698	85,094
Inventories	101,676	105,527
Prepaid expenses	38,340	29,727
Property, plant and equipment, net	435,035	310,163
Other assets	156,113	135,274
Goodwill	10,895	10,895
Assets of discontinued operations	—	10,327

	$2,767,281	$2,684,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$72,072	$62,323
Accrued expenses	83,072	94,930
Accrued interest	13,940	17,053
Debt:
Mortgage-backed/asset-backed notes	1,706,218	1,736,706
Other debt	225,860	249,491
Accumulated postretirement benefits obligation	335,034	330,241
Other liabilities	216,372	189,458
Liabilities of discontinued operations	—	2,005

Total liabilities	2,652,568	2,682,207

Commitments and Contingencies (Note 16)
Stockholders' equity:
Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—51,991,134 and 72,730,770 shares	520	728
Capital in excess of par value	497,032	757,699
Accumulated deficit	(290,986)	(398,564)
Treasury stock—0 and 20,771,902
shares, at cost	—	(259,317)
Accumulated other comprehensive income (loss):
Pension and post-retirement benefit plans, net of tax	(87,071)	(102,302)
Unrealized gain (loss) on hedges, net of tax	(4,782)	3,664

Total stockholders' equity	114,713	1,908

	$2,767,281	$2,684,115

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2007	2006	2005
Net sales and revenues:
Net sales	$1,001,924	$1,010,464	$868,899
Interest income on instalment notes	202,654	199,659	206,582
Miscellaneous	36,794	63,471	22,744

	1,241,372	1,273,594	1,098,225

Cost and expenses:
Cost of sales (exclusive of depreciation)	703,743	668,541	592,487
Depreciation	47,295	38,113	31,377
Selling, general and administrative	144,385	141,494	148,861
Provision for losses on instalment notes	13,889	9,062	10,724
Postretirement benefits	26,734	13,540	14,401
Interest expense—mortgage-backed/asset-backed notes	119,102	118,743	122,005
Interest expense—other debt	18,835	38,011	23,388
Amortization of intangibles	1,932	2,405	3,641
Restructuring and impairment charges	—	1,639	56,962
Provision (credit) for estimated hurricane insurance losses	—	(1,046)	10,044
Debt conversion expense	—	19,370	—

	1,075,915	1,049,872	1,013,890

Income from continuing operations before income
tax expense and minority interest	165,457	223,722	84,335
Income tax expense	51,229	71,788	41,361

Income from continuing operations before minority interest	114,228	151,934	42,974
Minority interest in net loss of affiliate	—	1,000	—

Income from continuing operations	114,228	152,934	42,974
Income (loss) from discontinued operations	(2,229)	45,435	(35,928)

Net income	$111,999	$198,369	$7,046

Basic income per share:
Income from continuing operations	$2.20	$3.47	$1.12
Income (loss) from discontinued operations	(0.05)	1.04	(0.94)

Net income	$2.15	$4.51	$0.18

Diluted income per share:
Income from continuing operations	$2.18	$3.00	$0.96
Income (loss) from discontinued operations	(0.05)	0.87	(0.73)

Net income	$2.13	$3.87	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31, 2007
(in thousands)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$259,227	$580	$1,178,121		$(609,048)	$(259,317)	$(51,109)
Comprehensive loss:
Net income	7,046			$7,046	7,046
Other comprehensive loss, net of tax:
Cumulative foreign currency translation adjustment	(113)			(113)			(113)
Increase in additional pension liability, net of $6.0 million tax benefit	(9,573)			(9,573)			(9,573)
Net unrealized loss on hedges, net of $0.3 million tax benefit	(619)			(619)			(619)

Comprehensive loss				$(3,259)

Stock issued upon exercise of stock options	19,872	18	19,854
Tax benefit from the exercise of stock options	17,469		17,469
Dividends paid, $0.16 per share	(6,145)		(6,145)
Stock-based compensation	1,452		1,452

Balance at December 31, 2005	288,616	598	1,210,751		(602,002)	(259,317)	(61,414)
Adjustment to initially apply SEC SAB No. 108	5,069				5,069

Adjusted balance at December 31, 2005	293,685	598	1,210,751		(596,933)	(259,317)	(61,414)
Comprehensive income:
Net income	198,369			$198,369	198,369
Other comprehensive income, net of tax:
Cumulative foreign currency translation adjustment	1,053			1,053			1,053
Decrease in additional pension liability, net of $0.3 million tax provision	703			703			703
Net unrealized gain on hedges, net of $2.8 million tax provision	4,113			4,113			4,113

Comprehensive income				$204,238

Adjustment to initially apply FASB Statement No. 158	(74,513)						(74,513)
Sale of common stock	168,680	26	168,654
Stock issued upon conversion of convertible notes	176,108	98	176,010
Gain on sale of investment in Mueller Water Products, Inc. through initial public offering	132,048		125,088				6,960
Stock dividend for spin-off of Mueller Water Products, Inc	(919,933)		(944,393)				24,460
Stock issued upon exercise of stock options	4,735	6	4,729
Tax benefit on the exercise of stock options	8,310		8,310
Dividends paid, $0.16 per share	(6,825)		(6,825)
Stock-based compensation	15,375		15,375

Balance at December 31, 2006	1,908	728	757,699		(398,564)	(259,317)	(98,638)
Adjustment to initially apply FIN 48	(4,421)				(4,421)

Adjusted balance at January 1, 2007	(2,513)	728	757,699		(402,985)	(259,317)	(98,638)
Comprehensive income:
Net income	111,999			$111,999	111,999
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $9.7 million tax provision	15,231			15,231			15,231
Net unrealized loss on hedges, net of $4.3 million tax benefit	(8,446)			(8,446)			(8,446)

Comprehensive income				$118,784

Retirement of treasury stock	—	(207)	(259,902)			260,109
Purchases of stock under stock repurchase program	(5,627)	(1)	(5,626)
Stock issued upon exercise of stock options	1,447		1,447
Tax benefit on the exercise of stock options	2,015		2,015
Dividends paid, $0.20 per share	(10,411)		(10,411)
Stock-based compensation	11,810		11,810
Other	(792)					(792)

Balance at December 31, 2007	$114,713	$520	$497,032		$(290,986)	$—	$(91,853)

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$111,999	$198,369	$7,046
Loss (income) from discontinued operations	2,229	(45,435)	35,928

Income from continuing operations	114,228	152,934	42,974
Adjustments to reconcile income from continuing operations to net cash provided by operations:
Provision for losses on instalment notes receivable	13,889	9,062	10,724
Depreciation	47,295	38,113	31,377
Restructuring and impairment charges	—	1,639	57,579
Provision for (benefit from) deferred income taxes	(4,279)	15,406	19,445
Other	27,268	12,594	30,270
Decrease (increase) in assets, net of effect of acquisitions:
Receivables	9,630	(29,633)	6,413
Inventories	4,194	11,222	(14,947)
Prepaid expenses	6,636	(5,177)	(2,842)
Instalment notes receivable, net	(65,432)	(33,755)	52,585
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	2,546	(213)	17,463
Accrued expenses	(12,846)	16,796	953
Accrued interest	(3,113)	(3,344)	3,584

Cash flows provided by operating activities	140,016	185,644	255,578

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(11,650)	10,500	(867,085)
Purchases of loans	(39,900)	(103,823)	(61,098)
Principal payments received on purchased loans	34,081	45,954	21,072
Additions to property, plant and equipment	(156,392)	(100,339)	(112,421)
Cash proceeds from sale of property, plant and equipment	3,258	4,273	4,495
Decrease (increase) in short-term investments, restricted	14,585	34,531	(24,668)
Other	2,717	11,159	109

Cash flows used in investing activities	(153,301)	(97,745)	(1,039,596)

FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	189,200	401,876	393,463
Payments on mortgage-backed/asset-backed notes	(219,793)	(392,647)	(429,004)
Proceeds from issuance of other debt	—	—	460,000
Retirement of other debt	(44,679)	(200,169)	(11,125)
Sale of common stock	—	168,680	—
Cash spun-off to Mueller Water Products, Inc.	—	(82,145)	—
Tax benefit on the exercise of employee stock options	2,015	8,310	—
Exercise of employee stock options	1,447	4,735	19,872
Dividends paid	(10,411)	(6,825)	(6,145)
Purchases of stock under stock repurchase program	(5,627)	—	—
Other	3,747	8,197	(16,595)

Cash flows provided by (used in) financing activities	(84,101)	(89,988)	410,466

Cash flows used in continuing operations	(97,386)	(2,089)	(373,552)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by operating activities	630	59,662	83,444
Cash flows used in investing activities	—	(80,980)	(33,203)
Cash flows provided by financing activities	—	13,391	413,783

Cash flows provided by (used in) discontinued operations	630	(7,927)	464,024

Net increase (decrease) in cash and cash equivalents	(96,756)	(10,016)	90,472

Cash and cash equivalents at beginning of year	127,369	64,424	46,901
Add: Cash and cash equivalents of discontinued operations at beginning of year	1	72,960	23
Net increase (decrease) in cash and cash equivalents	(96,756)	(10,016)	90,472
Less: Cash and cash equivalents of discontinued operations at end of year	—	1	(72,972)

Cash and cash equivalents at end of year	$30,614	$127,369	$64,424

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

SUPPLEMENTAL DISCLOSURES:
Interest paid, net of capitalized interest	$125,694	$148,703	$135,408
Income taxes paid (refunded), net	54,818	32,495	18,483
Investing Activities:
Acquisition of TRI in 2007 and Mueller Water in 2005:
Fair value of assets acquired	$26,260	$—	$2,539,833
Fair value of liabilities assumed	(14,216)		(1,596,448)
Less: Cash acquired	(394)		(76,300)

Net cash paid	$11,650		$867,085

Financing Activities:
One-year property insurance policy financing agreement	$5,277	$—	$—
Non-cash conversion of Senior Subordinated Convertible
Notes into common stock		174,215
Non-cash dividend to spin-off Mueller Water Products, Inc.		944,393

The accompanying notes are an integral part of the consolidated financial statements

WALTER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

        Walter Industries, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a diversified company that operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other, see Note 18. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction.

NOTE 2—Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. Preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. The notes to consolidated financial statements, except where otherwise indicated, relate to continuing operations only.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, investments, instalment notes receivable, and trade and other receivables.

        The Company maintains cash and cash equivalents in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade and other receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2007, 33%, 15%, 9%, and 6%, (December 31, 2006, 32%, 15%, 8%, and 6%) are secured by homes located in the states of Texas, Mississippi, Alabama, and Florida and Louisiana (each 6%), respectively. The Company believes the potential for incurring material losses related to the concentration of these credit risks is remote.

        The Company provides insurance to homeowners primarily in the southeastern United States and, due to the concentration in this area, is subject to risk of loss due to the threat of hurricanes and other natural disasters.

Revenue Recognition

        Natural Resources—For coal shipments via rail, revenue is recognized when title and risk of loss transfer to the customer when the railcar is loaded. For coal shipments via ocean vessel, revenue is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. For the Company's methane gas operations, revenue is recognized when the gas has been transferred to the customer's pipeline, at which time transfer of title occurs.

        Miscellaneous income in 2006 includes $23.4 million related to the settlement of an insurance claim associated with a 2005 water ingress problem at Mine No. 5.

        Sloss—For products shipped via rail or truck, revenue is recognized when title and risk of loss transfer to the customer, generally at the point of shipment.

        Financing—Within the Financing segment, Walter Mortgage Company ("WMC"), the successor by merger to Mid-State Homes. Inc., purchases, securitizes and services instalment notes and mortgages originated by Jim Walter Homes ("JWH"). JWH offers financing to homebuyers and WMC originates and purchases loans that are secured by mortgages and liens. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC.

        Instalment notes receivable are initially recorded by JWH at the discounted value of the future instalment note payments using an imputed interest rate. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with credit ratings similar to JWH's customers. The Company estimates this rate by reference to rates charged by competitors and other lenders to customers of similar credit quality. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note payoffs received in advance of scheduled maturity (prepayments) effect the amount of interest income due to the recognition of any remaining unamortized discounts or premiums arising from the note's inception.

        The interest income earned by WMC is recognized using the interest method. The legal instruments used in each company allow for different fee structures to be charged to the customer, for example late fees and prepayment fees, and ultimately recognized as revenue. JWH offers instalment notes, which state the maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. In each of the three years ended December 31, 2007, WMC purchased fixed and variable rate mortgage loans and offered mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes. WMC has the ability to levy costs to protect their collateral position upon default, such as attorney fees and late charges, as allowed by state law.

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

        The Financing segment sells homes and related real estate repossessed or foreclosed on from customers in default of their loans or notes ("Repo Sales"). Repo Sales involve the sale and, in most circumstances, the financing of both a home and related real estate. Revenues from Repo Sales are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment, (for primary residences), frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the instalment method until the buyer's investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

        Homebuilding—The Company's operations primarily involve selling a home constructed for consumers on real estate owned by the consumer ("On Your Lot Sales"). Sales for cash at closing occasionally occur for each of the above categories. However, most involve some form of seller financing. Since the real estate (land) is already owned by the customer and is not financed by the Company, these transactions represent sales of personal property financed by instalment sales contracts ("Notes"). Revenue from the construction and sale of a home is recognized upon completion of construction and legal transfer of ownership to the customer.

        Other—Generally, land sales are recognized as revenue when legal transfer of ownership to the buyer occurs, which is at closing.

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

Advertising

        The Company recognizes advertising costs as incurred in selling, general and administration expenses in the statement of operations. The amount of advertising expense recognized in 2007, 2006 and 2005 was $5.0 million, $5.2 million and $6.4 million, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost which approximates market. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to the banks for payment are included in accounts payable.

Allowances for Losses

        Allowances for losses on trade and other accounts receivables are based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts and other receivables. Significantly weaker than anticipated industry or economic conditions could impact customers' ability to pay such that actual losses may be greater than the amounts provided for in these allowances.

        Management's periodic evaluation of the adequacy of the allowance for losses on instalment notes is based on the Company's past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations. The allowance for losses on instalment notes is increased by provisions for losses charged to income and is reduced by charge-offs, net of recoveries.

Inventories

        Inventories are valued at the lower of cost or market. Natural Resources' coal inventories are determined using the first-in, first-out ("FIFO") method, while supplies inventory is determined using the average cost method of accounting. Homes under construction are determined using actual costs. Financing's inventory of repossessed property is recorded at its estimated fair value less estimated costs to sell. The valuation of coal inventories are subject to estimates due to possible gains or losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and due to fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent gains and losses, primarily based on historical findings, the results of aerial surveys and periodic coal pile clean-ups. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense range from 3 to

20 years for machinery and equipment, 3 to 50 years for land improvements and buildings, and mine life for mine development costs. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

        Direct internal and external costs to implement computer systems and software are capitalized and are amortized over the estimated useful life of the system or software, beginning when site installations or module development is complete and ready for its intended use, which generally is 3 to 5 years.

        The Company has certain asset retirement obligations, primarily related to reclamation efforts for its Natural Resources segment. These obligations are recognized at fair value in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. In addition, the Company has certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of its facilities, primarily in the Sloss segment. The Company plans to operate the facilities that are subject to the asset retirement obligations for the foreseeable future and as such has not estimated a liability at December 31, 2007. The Company will recognize a liability in the period in which the plant will not operate in the foreseeable future and information is available to reasonably estimate the liability's fair value.

        For the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest costs in the amount of $10.9 million, $0.5 million and $0.1 million, respectively. Interest capitalization increased in 2007 primarily due to Natural Resources' capital expansion projects and the recognition of $4.6 million of capitalized interest applicable to prior years' expansion projects.

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three years ended December 31, 2007.

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

	December 31,
	2007	2006
Undiscounted aggregated estimated claims to be paid	$39,773	$39,952
Workers compensation liability recorded on a discounted basis	$33,696	$33,513

        The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The weighted average rate used for discounting the liability at December 31, 2007 was 4.22%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.3 million.

        The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The present value of the obligation recorded by the Company using a discount factor of 6.5% and 5.7% for 2007 and 2006, respectively, was $8.2 million and $7.4 million as of December 31, 2007 and 2006, respectively, and was recorded in other liabilities. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $1.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.3 million.

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

        The Company recorded a credit of $(1.0) million in 2006 and a provision of $10.0 million in 2005 for estimated hurricane insurance losses, net of expected reinsurance proceeds from unrelated insurance carriers. These estimates were recorded in the Financing segment for claim losses as a result of damage from Hurricanes Katrina and Rita in 2005 and four hurricanes in 2004 that impacted the Company's market area.

Derivative Instruments and Hedging Activities

        The Company enters into interest rate hedge agreements in accordance with the Company's internal debt and interest rate risk management policy, which is designed to mitigate risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Also, the Company enters into interest rate hedge agreements designed to protect against the risk of rising interest rates on the forecasted amount of securitization debt to be issued to finance instalment notes and mortgage loans receivable of the Financing segment. Changes in the fair value of interest rate hedge agreements that are designated and effective as hedges are recorded in accumulated other comprehensive income (loss) ("OCI"). Deferred gains or losses are reclassified from OCI to the statement of operations in the same period as the underlying transactions are recorded and are recognized in the caption, interest expense. In addition, the settled amount of an interest rate hedge agreement that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the statement of operations over the term of the underlying debt agreement designated as the hedged item. Changes in the fair value of interest rate hedge agreements that are not effective as hedges are recorded immediately in the statement of operations as interest expense.

        To protect against the reduction in the value of forecasted cash flows resulting from sales of natural gas, the Company periodically engages in a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with natural gas derivative contracts, generally either "swaps" or "collars". The Company enters into natural gas derivatives that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on net sales and revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. Changes in the fair value of natural gas derivative agreements that are designated and effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the statement of operations in the same period as the underlying transactions are recorded and are recognized as miscellaneous income. Changes in the fair value of natural gas hedge agreements that are not effective as hedges or are not designated as hedges are recorded immediately in the statement of operations as miscellaneous income.

        During the three years ended December 31, 2007, the Company did not hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges. In addition, the Company does not enter into derivative financial instruments for speculative or trading purposes. Derivative contracts are entered into only with counterparties that management considers credit-worthy.

        Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Environmental Expenditures

        The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. See Note 16 for additional discussion of environmental matters.

Income (Loss) per Share

        The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares include the dilutive effect of stock awards, as well as the Company's convertible senior subordinated notes, see Note 15.

Adoption of FASB Staff Position No. AUG AIR-1

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

NOTE 3—Discontinued Operations & Acquisitions

Acquisition, Initial Public Offering and Spin-off of Mueller Water Products, Inc.

        In 2005, the Company acquired all of the outstanding common stock of Mueller Water Products, Inc. ("Mueller Water") for $943.4 million and assumed approximately $1.1 billion of indebtedness at Mueller Water. In conjunction with the acquisition, the Company's wholly owned subsidiary, United States Pipe and Foundry Company, LLC, ("U.S. Pipe") was contributed to Mueller Water. Also in 2005, the Company announced its plan to undertake an initial public offering and spin-off of Mueller Water.

        In 2006, Mueller Water completed its initial public offering ("IPO") of 28.8 million shares of Series A common stock, at $16 per share (NYSE: MWA). In connection with the IPO, Mueller Water issued approximately 85.8 million shares of Series B common stock to the Company in exchange for the Company's one share held prior to the IPO. On December 14, 2006, the Company distributed all of its 85.8 million shares of Mueller Water Series B common stock to its shareholders. The distribution took place in the form of a pro rata common stock dividend whereby each shareholder received 1.6524432 shares of Mueller Water Series B common stock for each share of Company common stock held on the record date ("the spin-off"). The spin-off was intended to be tax-free to the Company and to the shareholders of the Company for U.S. income tax purposes, except for any cash received in lieu of fractional shares.

        As a result of the 2006 distribution, the Company no longer holds an ownership interest in Mueller Water. The Company and Mueller Water have entered into several agreements to facilitate the spin-off, including an Income Tax Allocation Agreement that sets forth the rights and obligations of the Company and Mueller Water with respect to taxes and other liabilities that could be imposed in the event of a determination by the Internal Revenue Service, upon audit, that is inconsistent with the tax-free status of the spin-off or any other consequences anticipated in connection with the spin-off. Additionally, the Company and Mueller Water entered into a Joint Litigation Agreement that allocates responsibilities for pending and future litigation and claims, allocates insurance coverages and third-party indemnification rights, where appropriate, and provides that each party should cooperate with each other regarding such litigation claims and rights going forward.

        As a result of the spin-off, amounts previously reported in the Mueller Co., Anvil and U.S. Pipe segments (collectively, "Mueller Water") are presented as discontinued operations for 2006 and 2005. The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services that support segment operations, to discontinued operations. These costs represent expenses that have historically been allocated to and recorded by these operating segments as selling, general and administrative expenses. The Company did not elect to allocate additional interest expense to discontinued operations.

Other Discontinued Operations Activity

        During the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operated as Crestline Homes, Inc. ("Crestline"). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline as discontinued operations for all periods presented. Crestline's results were previously reported in the Homebuilding segment. The loss from discontinued operations for the year ended December 31, 2007 includes the results of operations of this business through May 30, 2007, partially offset by a modest gain on the sale of the business on that date.

        During 2006, the Company recorded a charge of $1.7 million, net of a tax benefit of $0.9 million, to recognize the effect of certain post-closing adjustments resulting from the 2003 sale of Applied Industrial Materials Corporation ("AIMCOR"). This charge, as well as other legal and consulting costs resulting from the transaction, is included as a loss from discontinued operations in the 2006 consolidated statement of operations.

        The table below presents the significant components of operating results included in income (loss) from discontinued operations (primarily Mueller Water and Crestline) for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	For the years ended December 31,
	2007	2006	2005
Net sales and revenues	$12,358	$1,828,626	$955,915

Income (loss) from discontinued operations before income tax expense and minority interest	$(3,428)	$99,828	$(57,522)
Income tax (expense) benefit	1,199	(42,249)	21,594
Minority interest	—	(12,144)	—

Income (loss) from discontinued operations	$(2,229)	$45,435	$(35,928)

        The assets and liabilities of Crestline included as discontinued operations in the consolidated balance sheet as of December 31, 2006 are shown below (in thousands).

Cash and cash equivalents	$1
Receivables, net	3,549
Inventory	3,344
Prepaid expenses	419
Property, plant and equipment, net	1,026
Other assets	1,988

Total assets	$10,327

Accounts payable	$383
Accrued expenses	1,622

Total liabilities	$2,005

Acquisition of Tuscaloosa Resources

        On August 31, 2007, the Company acquired all of the outstanding common shares of Tuscaloosa Resources, Inc. ("TRI") for $12.5 million, of which $11.7 million was paid in 2007. TRI's debt at the date of acquisition totaled $8.5 million of which $7.1 million was retired in 2007. TRI mines primarily low-sulfur coal for the industrial and electric utility markets and is located in Brookwood, Alabama. The acquisition of TRI, included in the Natural Resources segment, diversifies the Company's coal production base and provides an opportunity to grow the Company's domestic Natural Resources business.

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

NOTE 4—Stock-Based Compensation Plans

        As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" and the Securities and Exchange Commission Staff Bulletin No. 107 (collectively "SFAS 123(R)") which requires the Company to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 1, 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Prior to the adoption of SFAS 123(R), compensation expense was not required for stock options granted to the Company's employees because all stock options granted had an intrinsic value of $0 at the date of the grant. However, compensation expense associated with restricted stock unit grants was required to be recognized over the vesting period of the grant.

        SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 1, 2006. The Company utilizes the modified prospective application method for stock options and restricted stock units granted prior to January 1, 2006, which requires the Company to record compensation expense beginning January 1, 2006 for the unvested portion of those stock awards. This compensation expense is charged to the statement of operations with a corresponding credit to capital in excess of par value and is generally recognized utilizing the graded vesting method for stock options and straight-line method for restricted stock units. In addition, the Company is required, upon adoption, to calculate the pool of income tax benefits that were previously recorded in capital in excess of par value and are available to absorb future income tax benefit deficiencies that can result from the exercise or maturity of stock awards. The Company has elected to calculate this pool under the alternative transition method provided for in FASB Staff Position No. 123 (R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." Additionally, the Company is required to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow. The Company uses the Black-Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation.

        In accordance with the modified prospective transition method, the Company's consolidated financial statements for periods ended prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company's option plans for the year ended December 31, 2005 been determined based on the fair value at the grant dates as prescribed by SFAS 123(R), the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

For the year ended December 31, 2005(a)
Net income, as reported	$7,046
Add: Stock-based compensation expense included in reported net income, net of related tax effects	944
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,449)

Pro forma net income	$5,541

Net income per share:
Basic—as reported	$0.18
Basic—pro forma	0.14
Diluted—as reported	0.23
Diluted—pro forma	0.11

(a)
Includes amounts related to discontinued operations.

        The preceding pro forma results were calculated using the Black Scholes option-pricing model. Weighted average assumptions used for stock compensation awards granted in the year ended December 31, 2005 were:

Risk free interest rate	4.10%
Dividend yield	0.40%
Expected life (years)	5.8
Volatility	40.36%

Equity Award Plans

        The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the "2002 Plan"), under which an aggregate of 3.9 million, as restated to reflect the modification for the Mueller Water spin-off, shares of the Company's common stock have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.

        Under the Long-Term Incentive Stock Plan approved by stockholders in October 1995 (the "1995 Plan") and amended in September 1997, an aggregate of 6.0 million shares of the Company's common stock have been reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards. However, the 1995 Plan expired in 2005 and, therefore, no further grants will be issued under this plan.

        Under both plans (collectively, the "Equity Award Plans"), an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted.

        Under both plans, the Company may issue restricted stock units. The Company has issued restricted stock units which fully vest generally after three or seven years of continuous employment. Certain of these units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance.

        In connection with the spin-off of Mueller Water, and in accordance with the anti-dilution provisions contained within the Equity Award Plans, the Company modified the equity awards outstanding at December 14, 2006, the spin-off date. The modifications were structured to maintain the intrinsic value for the employee. All equity awards in the Company's stock held by employees of or employees transferring to Mueller Water were cancelled and replaced by equity awards in Mueller Water stock. Similarly, all equity awards held by employees remaining with the Company were cancelled and replaced by new equity awards with similar terms such that the intrinsic value immediately after the spin-off was the same as the intrinsic value immediately prior to the spin-off. There were no modifications to any other terms of the awards. These modifications did not yield any incremental compensation cost under FAS 123 (R).

        For the years ended December 31, 2007, 2006 and 2005, the Company recorded stock-based compensation expense related to equity awards of Walter Industries, Inc. in its continuing operations of approximately $9.1 million, $8.1 million, and $1.3 million, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits in the Company's continuing operations recognized in the statements of operations for share-based compensation arrangements were $3.2 million, $2.9 million, and $0.5 million for such years, respectively.

        A summary of activity related to stock options under the Equity Award Plans during the year ended December 31, 2007, including awards applicable to discontinued operations, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	1,739,837	$21.02
Granted	182,448	28.53
Exercised	(175,222)	8.27
Cancelled	(30,786)	29.19

Outstanding at December 31, 2007	1,716,277	$22.98	7.65	$22,207

Exercisable at December 31, 2007	785,310	$17.13	6.58	$14,749

        Weighted average assumptions used to determine the grant-date fair value of options granted under the Equity Award Plans during the years ended December 31, 2007 and December 31, 2006 were:

	For the year ended December 31, 2007	For the year ended December 31, 2006
Risk free interest rate	4.72%	4.67%
Dividend yield	0.78%	0.30%
Expected life (years)	4.29	5.20
Volatility	34.49%	36.76%
Forfeiture rate	3.22%	4.50%

        The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on the Company's estimated annual dividend payout at grant date. The expected term of the options represents the period of time the options are expected to be outstanding. Expected volatility is based on historical volatility of the Company's share price for the expected term of the options.

        A summary of activity related to restricted stock units under the Equity Award Plans during the year ended December 31, 2007, is as follows:

	Shares	Aggregate Intrinsic Value ($000)	Weighted Average Contractual Term in Years
Outstanding at December 31, 2006	350,301
Granted	130,441
Exercised	(121,858)
Cancelled	(33,850)

Outstanding at December 31, 2007	325,034	$11,674	5.94

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2007 and 2006 were $9.43 and $11.48, respectively. The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2007 and 2006 were $28.02 and $32.85, respectively. The total amount of cash received from exercise of stock options was $1.4 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively. The total intrinsic value of stock awards exercised or converted during 2007 and was $7.0 million and $26.4 million, respectively. The total fair value of shares vested during the years 2007 and 2006 were $6.8 million and $2.2 million, respectively.

        Unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Equity Award Plans were approximately $6.8 million and $10.9 million as of December 31, 2007 and 2006, respectively; these costs are to be recognized over a weighted average period of 1.8 years and 2.3 years, respectively.

Subsidiary Equity Award

        Effective March 1, 2007, JWH Holding Company, LLC, a wholly owned subsidiary of the Company, adopted the 2007 Long-term Incentive Award Plan (the "2007 Plan") of JWH Holding Company, LLC, under which up to 20% of the LLC interest may be awarded or granted as incentive and non-qualified stock options to eligible employees, consultants and directors.

        In 2006, the Board of Directors granted a special equity award to certain executives of the Financing and Homebuilding businesses whereby the employees received non-qualified options in JWH Holding Company, LLC to acquire the equivalent of 11.25% of the total combined designated equity of the Financing and Homebuilding businesses. The exercise price of these options was fair value at date of grant. These options vest over a three-year period and expire in ten years. As of December 31, 2007, none of the options have been forfeited or exercised. Exercisable options totaled 33% and 0% as of December 31, 2007 and 2006, respectively.

        The Company calculated the fair value of these options awards using the Black-Scholes model using the following assumptions:

Risk free interest rate	4.62%
Dividend yield	0.00%
Expected life (years)	3.0
Volatility	41.85%
Forfeiture rate	0.00%

        Compensation expense for the years ended December 31, 2007 and 2006, totaled $2.6 million and $2.9 million, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits recognized for share based compensation arrangements in the Company's continuing operations in the statements of operations was $1.0 million for each of these years. As of December 31, 2007, there was $1.0 million of unrecognized compensation cost that is expected to be recognized over 1.2 years.

Employee Stock Purchase Plan

        The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996 and amended in April 2004. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm that purchases in the open market shares of the Company's common stock for the accounts of the participants. The total number of shares that may be purchased under the plan is 3.5 million. Total shares purchased under the plan during the years ended December 31, 2007, 2006 and 2005 were approximately 50,000, 35,000, and 43,000, respectively, and the Company's contributions recognized as expense were approximately $0.2 million, $0.3 million, and $0.4 million, respectively, during such years.

NOTE 5—Restricted Short-Term Investments

        Restricted short-term investments at December 31, 2007 and 2006 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($68.8 million and $84.0 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.1 million and $6.0 million, respectively).

NOTE 6—Instalment Notes Receivable and Mortgage Loans

        Instalment notes receivable arise from sales of detached, single-family homes to JWH customers. Mortgage loans are originated by WMC by providing both land and home financing and re-financing for JWH customers. These receivables require periodic payments, over periods of 10 to 30 years, and are secured by first mortgages or similar security instruments. Cash flows from the financing of the Company's Homebuilding customers are classified as operating activities. WMC also has purchased loans from third parties, including mortgage companies and other homebuilders. Purchases of loans from third parties, as well as the principal payments on those loans, are considered investing activities in the statement of cash flows.

        The credit terms offered by JWH and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute an equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed (98%) and variable-rate (2%) instalment notes ranging from 5.16% to 14.13% annual percentage rate, without points or closing costs.

        Instalment notes receivable and mortgage loans receivable are held for investment and are not held for sale. WMC and Mid-State Capital Corporation, a wholly owned subsidiary of WMC, have created a number of business trusts for the purpose of purchasing instalment notes and mortgage loans owned by WMC with the net proceeds from the issuance of mortgage-backed notes or asset-backed notes. WMC and Mid-State Capital Corporation directly or indirectly own all of the beneficial interests in these trusts. The assets of the trusts are not available to satisfy claims of general creditors of the Company and the liabilities for notes issued by the trusts are to be satisfied solely from the proceeds of the instalment notes owned by the trusts and are non-recourse to the Company.

        Instalment notes receivable are summarized as follows (in thousands):

	December 31,
	2007	2006
Instalment notes receivable	$1,616,753	$1,578,760
Mortgage loans	234,298	213,948
Less: Allowance for losses	(13,992)	(13,011)

Instalment notes receivable, net(1)(2)(3)(4)	$1,837,059	$1,779,697

(1)
Origination costs are deferred and amortized over the life of the note portfolio. Deferred loan origination costs included in net instalment notes receivable at December 31, 2007 and 2006 were $13.1 million and $8.7 million, respectively.

(2)
At December 31, 2007 and 2006, the amount of net instalment notes receivable that had not yet been securitized by a long-term note was $297.8 million and $46.1 million, respectively. Of these balances, $268.7 million and $10.3 million had been pledged as collateral against WMC's variable funding loan agreements at December 31, 2007 and 2006, respectively. See Note 12.

(3)
The amount of net instalment notes receivable that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $43.7 million and $38.6 million at December 31, 2007 and 2006, respectively.

(4)
At December 31, 2007 and 2006, the amount of discount included in the net instalment notes receivable balance was $205.4 million and $216.9 million, respectively.

        Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Balance at beginning of year	$13,011	$12,489	$11,200
Provisions charged to income	13,889	9,062	10,724
Charge-offs, net of recoveries	(12,908)	(8,540)	(9,435)

Balance at end of year	$13,992	$13,011	$12,489

        Charge-offs on instalment notes and mortgage loans occur when management believes it will be unable to collect amounts which are contractually due. The charge-off is measured based upon the excess of the recorded investment in the receivable over the estimated fair value of the collateral as reduced by estimated selling costs. Recoveries on charge-offs, recognized when received, are immaterial to aggregate charge-offs.

NOTE 7—Receivables

        Receivables are summarized as follows (in thousands):

	December 31,
	2007	2006
Trade receivables	$60,534	$44,407
Other receivables	23,905	41,624
Less: Allowance for losses	(2,741)	(937)

Receivables, net	$81,698	$85,094

        Other receivables at December 31, 2006 include $18.4 million due from the Company's insurance carrier for the settlement of claims associated with a 2005 water ingress problem at Mine No. 5.

NOTE 8—Inventories

        Inventories are summarized as follows (in thousands):

	December 31,
	2007	2006
Finished goods	$29,650	$35,138
Goods in process	19,598	25,830
Raw materials and supplies	16,021	15,145
Repossessed houses held for resale	36,407	29,414

Total inventories	$101,676	$105,527

NOTE 9—Property, Plant and Equipment

        Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2007	2006
Land	$55,729	$57,483
Land improvements	21,214	18,697
Mineral rights	23,781	15,437
Buildings and leasehold improvements	70,462	67,884
Mine development costs	63,691	15,677
Machinery and equipment	364,021	298,084
Construction in progress	111,696	75,613

Total	710,594	548,875
Less: Accumulated depreciation	(275,559)	(238,712)

Net	$435,035	$310,163

NOTE 10—Goodwill

        Goodwill is not amortized, but instead is reviewed for impairment on an annual basis, or more frequently if significant events occur that indicate that impairment could exist. The fair value of each of the Company's reporting units is determined using valuation models and expected future cash flow projections related to each reporting unit, which is then discounted using a risk-adjusted discount rate and adjusted for comparable industry earnings multiples. The Company's reporting units are similar, although not identical, to its reporting segments.

        The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Homebuilding	Financing	Total
Balance as of January 1, 2005	$56,727	$10,895	$67,622
Impairment charge	(56,727)	—	(56,727)

Balance as of December 31, 2005	—	10,895	10,895
Activity	—	—	—

Balance as of December 31, 2006	—	10,895	10,895
Activity		—	—

Balance as of December 31, 2007	$—	$10,895	$10,895

        For 2007, 2006 and 2005, the Company used a discounted cash flow approach in performing its annual impairment testing. As a result of this annual testing, the Company recorded an impairment charge of $56.7 million to reduce the goodwill of the Homebuilding segment to zero in 2005. This impairment charge was driven by significantly lower than expected operating results of the Homebuilding segment during the fourth quarter of 2005 which in turn led to reduced future cash flow expectations versus those forecasted in the prior year.

NOTE 11—Income Taxes

        Income tax expense (benefit) applicable to continuing operations consists of the following components (in thousands):

	For the years ended December 31,
	2007			2006			2005
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$45,707	$(6,869)	$38,838	$48,771	$9,705	$58,476	$16,160	$15,457	$31,617
State and local	9,801	2,590	12,391	7,611	5,701	13,312	5,756	3,988	9,744

Total	$55,508	$(4,279)	$51,229	$56,382	$15,406	$71,788	$21,916	$19,445	$41,361

        The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows:

	For the years ended December 31,
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income tax	4.4	4.0	4.6
Non-deductible goodwill impairment	—	—	30.4
Foreign sales benefit	—	(2.2)	(6.0)
Excess depletion benefit	(7.8)	(6.8)	(17.9)
Non-deductible debt conversion expense	—	3.1	—
Change in valuation allowance	—	0.1	4.7
Other	(0.6)	(1.1)	(1.8)

Effective tax rate	31.0%	32.1%	49.0%

        Deferred tax assets (liabilities) related to the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowance for losses	$6,271	$5,235
Inventories	1,622	1,841
Net operating loss/capital loss/credit carryforwards	7,122	8,191
Accrued expenses	61,617	29,940
Postretirement benefits other than pensions	131,522	129,394
Pensions	9,725	18,679

	217,879	193,280
Less: valuation allowance	(6,639)	(6,708)

Total deferred tax assets	211,240	186,572

Deferred tax liabilities:
Interest income on instalment notes	(86,947)	(86,258)
Depreciation and amortization	(40,835)	(38,461)

Total deferred tax liabilities	(127,782)	(124,719)

Net deferred tax assets applicable to continuing operations	$83,458	$61,853

        A summary of activity in the valuation allowance for deferred tax assets (liabilities) is shown below (in thousands):

	For the years ended December 31,
	2007	2006	2005
Balance at beginning of period	$6,708	$7,128	$3,780
Additions charged to tax provision	—	—	3,348
Reductions	(69)	(420)	—

Balance at end of period	$6,639	$6,708	$7,128

        The change in valuation allowances recorded as a component of income tax expense at December 31, 2007 consists primarily of state tax benefits true-up at Homebuilding for which the Company believes it is more likely than not that the deferred tax asset will be realized.

        The Company has net operating loss carryforwards for Alabama state income taxes at Sloss of approximately $1.0 million that expire beginning in 2016. The annual utilization of the loss carryforward is limited due to a 2004 change in ownership, but the Company believes that the losses will be utilized within the carryforward period due to expected profitability of operations and tax planning strategies. Homebuilding has state net operating loss carryforwards for state income tax purposes for which a valuation allowance previously had been established that are significantly limited due to the 2004 change in ownership and may expire before utilization. If certain changes in ownership occur, utilization of the net carryforwards and credits may be further limited.

        The Company files income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. The statute of limitations related to the consolidated Federal income tax return is closed for the years prior to August 31, 1983 and the years ended May 31, 1997, 1998 and 1999. The state impact of any federal changes for these years remains subject to examination for a period up to five years after formal notification to the states. The Company generally remains subject to income tax in various states for prior periods ranging from three to ten years depending on jurisdiction. The Company is currently under audit by the Internal Revenue Service (the "IRS) for the years ended December 31, 2002 through December 31, 2005.

        On February 20, 2006, the IRS completed its audit of the Company's Federal income tax returns and issued a 30-day letter proposing tax deficiencies in the amount of $82.2 million for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. The issues in the 30-day letter relate primarily to the Company's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company's financial exposure is limited to interest and penalties.

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

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. After adjustment for these items, the Company estimates that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in the Adversary Proceeding. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Consequently, the Company believes that, should the IRS prevail on any such issues, the Company's financial exposure is limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in other years. Substantially all of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

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

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$53,287
Decreases for tax positions taken in prior years	(4,190)
Increases in tax positions for the current year	1,305
Decreases for changes in temporary differences	(427)

Gross unrecognized tax benefits at December 31, 2007	$49,975

        The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $35.4 million at December 31, 2007. The Company recognizes interest related to unrecognized tax benefits in interest expense-other debt and penalties in selling, general and administrative expenses. For the years ended December 31, 2007, 2006 and 2005, interest expense includes $9.2 million, $4.7 million and $5.9 million, respectively, for interest accrued on the liability for unrecognized tax benefits. As of December 31, 2007, the Company had accrued interest and penalties related to the unrecognized tax benefits of $76.3 million. Due to the potential for resolution of state issues and expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months up to $2.0 million.

NOTE 12—Debt

        Debt consisted of the following (in thousands):

	December 31,		Weighted Average Stated Interest Rate At December 31, 2007
				Estimated Final Maturity
	2007	2006
Mortgage-Backed/Asset Backed Notes:
Trust IV Asset Backed Notes	$171,536	$207,812	8.33%	2030
Trust VI Asset Backed Notes	135,242	153,233	7.42%	2035
Trust VII Asset Backed Notes	115,126	127,847	6.34%	2036
Trust VIII Asset Backed Notes	134,235	152,352	7.79%	2038
Trust IX Variable Funding Loan	95,100	—	5.29%	2008
Trust X Asset Backed Notes	201,540	228,449	6.30%	2036
Trust XI Asset Backed Notes	179,350	198,499	5.51%	2038
Trust XIV Variable Funding Loan	94,100	—	5.55%	2008
2004-1 Trust Asset Backed Notes	173,712	200,890	6.64%	2037
2005-1 Trust Asset Backed Notes	190,122	218,486	6.15%	2040
2006-1 Trust Asset Backed Notes	216,155	249,138	6.28%	2040

	1,706,218	1,736,706

Other debt:
2005 Walter Term Loan(1)	218,517	248,706	6.73%	2012
Convertible Senior Subordinated Notes(2)	785	785	3.75%	2008
Other(3)	6,558	—	Various	Various

	225,860	249,491

Total	$1,932,078	$1,986,197

        The Company's debt repayment schedule, excluding interest, as of December 31, 2007 is as follows (in thousands):

	Payments Due
	2008	2009	2010	2011	2012	Thereafter
Mortgage-backed/asset-backed notes(4)	$411,234	$191,443	$259,493	$117,794	$114,780	$611,474
2005 Walter Term Loan	2,235	2,235	2,235	2,235	209,577	—
Other debt	5,862	696

	$419,331	$194,374	$261,728	$120,029	$324,357	$611,474

(1)
In January 2007, the Company used $28.0 million of available cash to repay a portion of the term loan outstanding under the 2005 Walter Term Loan.

(2)
In January 2008, the remaining principal balance of the Convertible Senior Subordinated Notes was converted. See note below.

(3)
This balance primarily represents a one-year property insurance financing agreement, at a fixed rate of 5.8%.

(4)
Mortgage-backed/asset-backed note payments are based on scheduled maturities, adjusted for estimated prepayments and delinquencies. Prepayments are estimated based on historical experience and expectations about future economic conditions, particularly interest rates.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        The Trusts beneficially owned by WMC and Mid-State Capital Corporation, the Company's wholly owned subsidiaries, are the depositors under the Company's outstanding mortgage-backed and asset-backed notes (the "trust notes"), which consist of eight separate series of public debt offerings and one private offering. Trust IX and Trust XIV are borrowers under a $150.0 million and a $200.0 million Variable Funding Loan Agreement (the "variable funding loan facilities"). Mortgage-backed/asset-backed notes provide long-term financing for instalment notes receivable and mortgage assets purchased by WMC, while the variable funding loan facilities provide temporary warehouse financing. In each case, these instalment notes receivable and mortgage assets are deposited into Trusts. Upon deposit, these instalment notes and mortgage assets become assets of the Trusts and are not available to satisfy claims of general creditors of the Company. The trust notes and the variable funding loan facilities are to be satisfied solely from the proceeds of the underlying instalment notes receivable and mortgages and are non-recourse to the Company.

        As noted above, the Company has two variable funding loan facilities totaling $350.0 million that provide temporary warehouse financing to WMC for its current purchases of instalment notes and mortgages originated by Homebuilding and purchases of third-party mortgage loans. The $150.0 million Trust IX facility was renewed on July 30, 2007, under substantially similar terms as the previous facility, and matures July 28, 2008. The $200.0 million Trust XIV facility was renewed on October 25, 2007, under substantially similar terms as the previous facility, and matures October 23, 2008. At December 31, 2007, there were $189.2 million of borrowings outstanding under these facilities.

        If the lenders under these facilities do not allow the Company to renew our borrowings or the Company cannot replace maturing borrowings at less favorable terms, the Company might have to seek other, less favorable and more costly sources of borrowing, sell mortgage-related assets under adverse market conditions, or cease to originate mortgage assets, which could significantly reduce net income and may result in material losses. Furthermore, in 2007, mortgage securitization markets generally, and subprime securitization markets especially, have experienced a significant disruption that continues today. A large number of other companies' mortgage-backed securities have been down-graded or placed on credit watch, resulting in investors in asset-backed securities and other structured vehicles experiencing problems including declines in value and losses from their investments in subprime mortgage securities. As a result of these significant industry events, the Company may be unsuccessful in securitizing mortgage assets at favorable terms or at all that are currently outstanding under, and pledged to, our variable funding loan facilities or that originate in the future. The Company's inability to continue to successfully securitize mortgage assets on favorable terms or at all could significantly impair our mortgage origination business.

        The variable funding loan facilities contain covenants that, among other things, restrict the ability of the borrower Trust to dispose of assets, engage in other businesses, create liens, engage in mergers or consolidations and otherwise restrict corporate activities. In addition, under certain circumstances, if the market value of the instalment note receivable or mortgage assets securing the facilities has decreased, the lenders under the variable funding loan facilities have the right to require the Trust to transfer additional mortgages to the Trusts or to repay a portion of the outstanding borrowings. Events of default under the variable funding loan facilities include customary events of default as well as asset quality and performance tests. The borrower Trust's failure to comply with the covenants in the variable funding loan facilities could result in an event of default, which, if not cured, amended or waived, could result in the entire principal balance and accrued interest becoming immediately due and payable.

2005 Walter Credit Agreement

        In 2005, Walter Industries entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which includes (1) an amortizing term loan facility in an initial aggregate principal amount of $450.0 million, $218.5 million of which was outstanding as of December 31, 2007, and (2) a $225.0 million revolving credit facility, which provides for loans and letters of credit. As of December 31, 2007, the Company had issued $42.8 million in letters of credit, which reduced availability for borrowings under the revolving credit facility to $182.2 million. As of December 31, 2007, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility will terminate in 2010, and the term loan matures in 2012.

        Loans under the 2005 Walter Credit Agreement bear interest, at the Company's option, at LIBOR plus 150 basis points or the alternate base rate plus 50 basis points for borrowings under the revolving credit facility; and LIBOR plus 175 basis points or the alternate base rate plus 75 basis points for the term loan. In addition, the Company pays quarterly commitment fees at a rate equal to 0.375% per year on the unused portion of the revolving credit facility and a letter of credit fee.

        The term loan is subject to mandatory prepayments with the net cash proceeds from the sale of property, incurrence of debt, issuances of equity securities and excess cash flow, subject to specified exceptions and limitations. All of the Company's direct and indirect domestic restricted subsidiaries, as defined, are guarantors of the 2005 Walter Credit Agreement. The Company's obligations are secured by substantially all of the Company's and guarantors' real, personal and intellectual property, and the Company's ownership interest in the guarantors.

        The 2005 Walter Credit Agreement contains customary negative covenants and restrictions on the Company's ability to engage in specified activities, including, but not limited to, as defined, limitations on other indebtedness, liens, investments and guarantees; restrictions on dividends and redemptions of capital stock (limited to 50% of the previous year's net income plus $25.0 million) and prepayments and redemptions of debt; limitations on capital expenditures; and restrictions on mergers and acquisitions, sales of assets, sale and leaseback transactions and transactions with affiliates. The failure to maintain an aggregate of $350.0 million of liquidity in variable funding loan facilities for the Financing and Homebuilding businesses would breach a covenant under the 2005 Walter Credit Agreement. In such an event, the Company would seek to amend or obtain a waiver of this requirement from lenders. If the Company was unable to obtain an amendment or waiver and the Company is unable to obtain alternate variable funding loan lines of credit, there would be an event of default under the 2005 Walter Credit Agreement and the respective lenders could also terminate all commitments to extend further credit. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure the indebtedness under the senior credit facilities. The 2005 Walter Credit Agreement also contains financial covenants requiring the Company to maintain a maximum consolidated leverage ratio, a maximum consolidated senior secured leverage ratio and a minimum fixed charge coverage ratio.

Convertible Notes

        In 2004, the Company issued $175.0 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due May 1, 2024 (the "convertible notes"). During 2006, holders of approximately $174.2 million of the Company's convertible notes surrendered their convertible notes in exchange for 9.761 million shares of the Company's common stock and $19.4 million of conversion inducement payments. A tax benefit of $6.4 million related to these conversions was recognized as an increase to stockholders' equity. In January 2008, the holders of the remaining $0.8 million notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Interest Rate Hedge Agreements

        As of December 31, 2007 and 2006, the Company holds multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million and $50.0 million, respectively. The objective of these hedges is to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization. The hedges will be settled on or before their maturity date of April 1, 2008 and are being accounted for as cash flow hedges. As such, changes in the fair value of the hedges that take place through the date of maturity, or until the forecasted issuance of mortgage-backed notes in a securitization is no longer probable, are recorded in accumulated other comprehensive income (loss).

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

        The fair value of interest rate hedges outstanding at December 31, 2007 and 2006 was a liability of $9.4 million and an asset of $0.4 million, respectively. Of this deferred loss at December 31, 2007, $1.2 million is expected to be recognized as interest expense during 2008, primarily as an offset to the anticipated cash flows arising from the 2008 issuance of mortgage-backed notes. During 2007, 2006 and 2005, the Company recorded an unrealized gain (loss) from interest rate hedge agreements, net of tax, of ($6.1) million, $0.2 million and ($0.1) million, respectively, in accumulated other comprehensive income (loss).

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

        The Company also provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company's postretirement benefit plans are not funded. New salaried employees have been ineligible to participate in postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for postretirement healthcare coverage. In 2006, the Company terminated benefits for certain employees of Financing and Homebuilding that had not reached a certain number of years of continuous service and/or age. Those employees will no longer be eligible to earn postretirement healthcare benefits. In addition, retiree medical coverage was terminated for those retirees who are eligible for Medicare. As a result of these changes, the Company recognized a curtailment gain of $4.1 million in 2006.

        The Company uses a September 30 measurement date for all of its pension and postretirement benefit plans. The amounts recognized for such plans are as follows:

	Pension Benefits		Other Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(in thousands)
Accumulated benefit obligation	$173,546	$175,218	$339,168	$334,513

Change in projected benefit obligation:
Benefit obligation at beginning of year	$189,443	$180,073	$334,513	$284,584
Service cost	4,058	3,745	3,130	2,122
Interest cost	10,899	9,465	19,863	14,928
Amendments	—	—	15,445	—
Actuarial (gain)/loss	(5,254)	7,501	(15,683)	53,313
Net curtailment gain	—	—	—	(4,061)
Benefits paid	(9,599)	(11,341)	(18,100)	(16,373)

Benefit obligation at end of year	$189,547	$189,443	$339,168	$334,513

Change in plan assets:
Fair value of plan assets at beginning of year	$141,478	$132,850	$—	$—
Actual gain on plan assets	22,970	13,301	—	—
Employer contributions	8,992	6,668	18,100	16,373
Benefits paid	(9,599)	(11,341)	(18,100)	(16,373)

Fair value of plan assets at end of year	$163,841	$141,478	$—	$—

Funded (unfunded) status of the plan	$(25,706)	$(47,965)	$(339,168)	$(334,513)
Post-measurement date contributions	624	—	4,134	4,272

Net amount recognized	$(25,082)	$(47,965)	$(335,034)	$(330,241)

Amounts recognized in the consolidated balance sheet:
Other liabilities	$(26,274)	$(47,965)	$—	$—
Accumulated postretirement benefits obligation	—	—	(335,034)	(330,241)
Other assets	1,192	—	—	—

Net amount recognized	$(25,082)	$(47,965)	$(335,034)	$(330,241)

Amounts recognized in accumulated other comprehensive income, pre-tax
Prior service cost (credit)	$2,160	$2,576	$(969)	$(19,964)
Net actuarial loss	37,143	57,702	106,573	129,450

Net amount recognized	$39,303	$60,278	$105,604	$109,486

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	For the years ended December 31,			For the years ended December 31,
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$4,058	$3,745	$2,862	$3,130	$2,122	$1,241
Interest cost	10,899	9,465	9,564	19,863	14,928	14,644
Expected return on plan assets	(12,237)	(11,385)	(10,905)	—	—	—
Amortization of prior service cost	415	415	384	(3,550)	(4,402)	(4,359)
Amortization of net loss	4,573	4,226	3,312	7,291	4,953	2,875
Curtailment gain	—	—	—	—	(4,061)	—

Net periodic benefit cost for continuing operations	$7,708	$6,466	$5,217	$26,734	$13,540	$14,401

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows (in thousands):

	December 31,
	2007	2006
Projected benefit obligation	$164,526	$189,443
Accumulated benefit obligation	148,525	175,218
Fair value of plan assets	138,253	141,478

        The estimated portion of net prior service cost and net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in 2008 are as follows (in thousands):

	Pension Benefits	Other Benefits
Prior service cost	$305	$(3,175)
Net actuarial loss	2,459	5,037

Net amount to be recognized	$2,764	$1,862

        Changes in plan assets and benefit obligations recognized in other comprehensive income as (income) loss in 2007 are as follows (in thousands):

	Pension Benefits	Other Benefits	Total
Current year net actuarial gain	$(15,986)	$(15,664)	$(31,650)
Amortization of actuarial loss	(4,573)	(7,291)	(11,864)
Amortization of prior service cost (credit)	(415)	3,550	3,135
Amendment	—	15,445	15,445

Total	(20,974)	(3,960)	(24,934)
Deferred taxes	8,086	1,617	9,703

Total recognized in other comprehensive (income) loss, net of taxes	$(12,888)	$(2,343)	$(15,231)

        In 2007, Jim Walter Resources signed a new contract with the United Mine Workers of America ("UMWA") which eliminated certain retiree deductible requirements for employees who are members of the UMWA. This enhanced employee benefit increased the reported accumulated postretirement benefits obligation by $15.4 million in 2007 with $9.3 million in accumulated other comprehensive income net of a $6.1 million tax benefit.

        A summary of key assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.50%	5.90%	5.40%	6.50%	5.90%	5.40%
Rate of compensation increase	3.60%	3.50%	3.50%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.90%	5.40%	6.00%	5.90%	5.40%	6.00%
Expected return on plan assets	8.90%	8.90%	8.90%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—
				December 31,
				2007		2006
				Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	8.60%	9.40%	8.60%	9.40%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	2013	2013	2012	2012	2010

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

        The yield curve used is a hypothetical Aa spot yield-curve represented by a series of 60 individual semi-annual discount rates from one-half to thirty years. Each discount rate in the curve was determined by creating a hypothetical zero coupon bond derived by bootstrapping. Bootstrapping is a technique used by bond analysts to derive the yield of hypothetical zero coupon bonds from coupon bonds. It assumes that the value of any individual Aa coupon security should equal the value of a package of zero coupon Aa securities that duplicates the coupon bond's cash flow. It is an iterative calculation that determines the discount rate which equates the cash flows of each semi-annual coupon bond with a hypothetical zero coupon bond based on the actual coupon bond price quotations for each semi-annual maturity cell and equal weighting of the highest yielding (yield to maturity) quartile of bonds in five distinct maturity groups. Each bond was a Aa rated, non-callable bond with at least $150 million par outstanding.

        The expected return on pension assets is based on the long-term actual average rate of return on the Plans' pension assets and projected returns using asset mix forecasts and historical return data.

        The Company's pension plans' weighted-average asset allocations at September 30, 2007 and 2006, by asset category, are as follows:

	2007	2006
Asset Category:
Equity securities	70%	69%
Debt securities	29%	30%
Other	1%	1%

Total	100%	100%

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

        As of September 30, 2007 the Trust's strategic asset allocation was as follows:

	Strategic Allocation	Tactical Range
Asset Class
Total Equity	70%	65-70%
Large Capitalization Stocks	45%	40-50%
Mid Capitalization Stocks	10%	8-12%
International Stocks	15%	12-18%
Total Fixed Income	30%	25-35%
Total Cash	0%	0-2%

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

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$3,626	$(2,908)
Effect on postretirement benefit obligation	41,405	(34,405)
Discount rate:
Effect on postretirement service and interest cost components	(306)	99
Effect on postretirement benefit obligation	(38,728)	44,702
Effect on current year postretirement benefits expense	(3,110)	3,327
Effect on pension service and interest cost components	(62)	1
Effect on pension benefit obligation	(16,404)	19,695
Effect on current year pension expense	(1,792)	2,163
Expected return on plan assets:
Effect on current year pension expense	(1,379)	1,379
Rate of compensation increase:
Effect on pension service and interest cost components	417	(378)
Effect on pension benefit obligation	3,250	(3,037)
Effect on current year pension expense	773	(711)

        The Company's minimum pension plan funding requirement for 2008 is $17.1 million, which the Company expects to fully fund. The Company also expects to pay $18.6 million in 2008 for benefits related to its other postretirement healthcare plan. The following estimated benefit payments from the plans, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy	Medicare Part D Subsidy
2008	$9,599	$19,330	$715
2009	10,817	21,028	752
2010	14,414	22,653	785
2011	12,117	23,928	799
2012	13,037	25,000	809
Years 2013-2017	76,373	136,691	4,063

        The Company and certain of its subsidiaries maintain profit sharing and 401(k) plans. The total cost of these plans in 2007, 2006 and 2005 was $2.4 million, $2.4 million and $2.2 million, respectively.

UMWA Pension and Benefit Trusts

        The Company is required under the Agreement with the UMWA to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The Employee Retirement Income Security Act of 1974 ("ERISA"), as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The Company does not have any intention to withdraw from the plan; however, through July 1, 2008, the calculation of the Company's combined withdrawal liability amounts to $182.5 million.

The withdrawal liability is calculated based on the contributor's proportionate share of the plan's unfunded vested liabilities.

        The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") created two multiemployer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund ("Combined Fund") into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund.

        The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries, be assigned to their former signatory employers or related companies. This cost is recognized as an expense in the year the payments are assessed.

        The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the National Bituminous Coal Wage Agreement (NBCWA) of 1993. This plan provides healthcare benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, or the 1992 Benefit Fund or whose last employer signed the 1993, or a later, NBCWA and who subsequently goes out of business.

        Contributions to these plans in 2007, 2006 and 2005 were $10.4 million, $2.2 million and $1.9 million, respectively. The increase in the 2007 multi-employer benefits expense over the prior years is primarily due to an increase in the hourly rate of funding resulting from the new agreement with the UMWA effective January 1, 2007.

NOTE 14—Stockholders' Equity

        On August 13, 2007, the Company's Board of Directors authorized a $25.0 million Common Stock Open Market share buyback program to replace the July 21, 2003 authorized program. During 2007, the Company acquired 232,753 shares and, at December 31, 2007, $19.4 million remains available under this authorization.

NOTE 15—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands, except per share data):

	For the years ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$114,228	$114,228	$152,934	$152,934	$42,974	$42,974
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	19	—	3,385	—	4,266

	$114,228	$114,247	$152,934	$156,319	$42,974	$47,240

Income (loss) from discontinued operations	$(2,229)	$(2,229)	$45,435	$45,435	$(35,928)	$(35,928)

Denominator:
Average number of common shares outstanding	52,016	52,016	44,030	44,030	38,485	38,485
Effect of dilutive securities:
Stock options(b)	—	390		642	—	919
3.75% convertible senior subordinated notes(a)	—	84	—	7,406	—	9,805

	52,016	52,490	44,030	52,078	38,485	49,209

Income from continuing operations	$2.20	$2.18	$3.47	$3.00	$1.12	$0.96
Income (loss) from discontinued operations	(0.05)	(0.05)	1.04	0.87	(0.94)	(0.73)

Net income (loss) per share	$2.15	$2.13	$4.51	$3.87	$0.18	$0.23

(a)
The numerator represents the weighted-average interest, net of tax, and the denominator represents the weighted-average shares issuable upon conversion related to the Company's 3.75% contingent convertible senior subordinated notes.

(b)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the years ended December 31, 2007, 2006, and 2005 totaling 613,128, 408,238, and 14,468, respectively, were excluded because their effect would have been anti-dilutive.

NOTE 16—Commitments and Contingencies

Income Tax Litigation

        The Company is currently engaged in litigation with regard to Federal income tax disputes; see Note 11 for a more complete explanation.

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

Miscellaneous Litigation

        Drummond Company, Inc. filed suit in state court in Tuscaloosa County, Alabama on October 29, 2001, against the Company and several of its subsidiaries (Drummond Company, Inc. v. Walter Industries, Inc., et al., Case No. CV 2002-0673). Drummond claimed that it was entitled to exclusive surface mining rights on certain lands owned by United Land Corporation, a wholly owned subsidiary of the Company. United Land filed a counterclaim seeking injunctive relief, substantial actual damages and punitive damages against Drummond based on fraud. Drummond's claims have been denied by the Alabama Supreme Court. The Alabama Supreme Court ruled in favor of United Land's counter claims and the case was sent back to the trial court. These counterclaims are currently on appeal to the Alabama Supreme Court from a summary judgment ruling against them by the trial court.

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

Operating Leases and Purchase Obligations

        The Company accounts for operating leases in accordance with SFAS 13, "Accounting for Leases," which includes guidance for evaluating free rent periods, amortization period of leasehold improvements and incentives related to leasehold improvements. The Company's operating leases are primarily for mining equipment, automobiles and office space. Purchase obligations primarily represent commitments to purchase equipment and raw materials.

        Rent expense was $13.9 million, $11.8 million, and $11.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum payments under non-cancelable operating leases and purchase obligations as of December 31, 2007 are (in thousands):

	Operating Leases	Purchase Obligations
2008	$9,492	$57,899
2009	6,884	5,070
2010	4,398	—
2011	2,575	—
2012	946	—
Thereafter	89	—

NOTE 17—Financial Instruments

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value disclosures:

        Cash and cash equivalents, restricted short-term investments, trade receivables, other receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Instalment notes receivable—The estimated fair value of the beneficial interests in the instalment notes receivable is estimated to be $0.3 million and $0.2 million as of December 31, 2007 and 2006, respectively. This value represents the fair value of the residuals from the instalment notes receivable, as determined by discounting the net cash flows expected to be generated from the instalment notes receivable after giving effect to the legal restrictions on those cash flows to first pay the mortgage-backed/asset-backed notes. The discounted cash flows were determined using assumptions for the prepayment speeds, default rates, losses and a risk-adjusted market discount rate. The value of mortgage-backed assets such as instalment notes receivable is very sensitive to changes in interest rates.

        Debt—The estimated fair value of mortgage-backed/asset-backed notes approximated $1.6 billion and $1.8 billion for the period ended at December 31, 2007 and 2006, based on current yields for comparable debt issues or prices for actual transactions. These obligations are expected to be satisfied using the proceeds from the instalment notes receivable that back these obligations and are non-recourse to the Company. The value of mortgage-backed debt obligations is very sensitive to changes in interest rates.

        The estimated fair value of the Company's 3.75% convertible senior subordinated notes due May 1, 2024 was estimated based on several standard market variables including the Company's common stock price, its volatility and yields on comparable debt. The estimated fair value of the Company's convertible notes was $3.1 million at December 31, 2007 and approximated book value at December 31, 2006. The estimated fair value of the Company's term loan was $210.0 million at December 31, 2007 and approximated book value at December 31, 2006.

        Interest rate hedges—Interest rate hedges are discussed in more detail in Note 12.

        Commodity hedges—At December 31, 2007, the Company had two contracts outstanding: one to hedge 0.3 mmbtus or 17% of anticipated sales for the first quarter of 2008 at a price of $8.76 per mmbtu and another to hedge 0.5 mmbtus or 25% of anticipated sales for the first quarter of 2008 at a price of $8.60 per mmbtu. The fair value of these contracts at December 31, 2007 was an asset of $0.9 million and was recognized immediately in income instead of deferred into the first quarter of 2008. At December 31, 2006, the Company had one contract outstanding to hedge 0.6 mmbtus or 35% of anticipated sales in the first quarter of 2007 at a price of $10.54 per mmbtu, expiring in the first quarter 2007. The fair value of this contract at December 31, 2006 was an asset of $2.6 million.

NOTE 18—Segment Analysis

        The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into five reportable segments: Natural Resources, Sloss, Homebuilding, Financing, and Other. The Natural Resources segment is comprised of coal mining, methane gas operations and royalties and land sales generated by certain land holdings. In the fourth quarter of 2007, the Company began reporting United Land (parent of Kodiak and TRI) as a part of Natural Resources due to its natural resource holdings. Prior to the fourth quarter of 2007, United Land was included in the Other segment. Results for 2006 and 2005 have been revised to reflect this change. Sloss manufactures foundry and furnace coke and slag fiber. The Financing segment provides mortgage financing on homes constructed by the Homebuilding segment and purchases mortgages originated by others. The Company markets and supervises the construction of detached, single-family residential homes, primarily in the southern United States, through the Homebuilding segment. The Other segment includes the other land divisions and corporate expenses.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2007	2006	2005
Sales and revenues:
Natural Resources	$640,412	$687,611	$558,380
Sloss	134,918	133,033	129,035

Natural Resources and Sloss	775,330	820,644	687,415
Financing	219,736	219,551	229,156
Homebuilding	245,948	242,729	186.979

Financing and Homebuilding Group	465,684	462,280	416,135
Other	6,366	4,773	2,551
Consolidating eliminations	(6,008)	(14,103)	(7,876)

Sales and revenues(a)(b)	$1,241,372	$1,273,594	$1,098,225

Segment operating income (loss)(c)(d):
Natural Resources	$148,001	$252,209	$170,473
Sloss	11,861	8,071	11,442

Natural Resources and Sloss	159,862	260,280	181,915
Financing(e)	49,589	53,987	46,019
Homebuilding	(5,265)	(10,800)	(90,627)

Financing and Homebuilding Group	44,324	43,187	(44,608)
Other	(17,262)	(21,719)	(26,870)
Consolidating eliminations	(2,632)	(645)	(2,714)

Segment operating income (loss)	184,292	281,103	107,723
Less other debt interest and debt conversion costs	(18,835)	(57,381)	(23,388)

Income (loss) from continuing operations before income tax expense and minority interest	165,457	223,722	84,335
Income tax expense	(51,229)	(71,788)	(41,361)

Income from continuing operations before minority interest	$114,228	$151,934	$42,974

Depreciation:
Natural Resources	$36,113	$27,286	$20,859
Sloss	3,822	3,623	3,859

Natural Resources and Sloss	39,935	30,909	24,718
Financing	1,174	1,387	1,403
Homebuilding	5,151	4,483	4,367

Financing and Homebuilding Group	6,325	5,870	5,770
Other	1,035	1,334	889

Total	$47,295	$38,113	$31,377

Capital expenditures:
Natural Resources	$144,690	$86,990	$97,621
Sloss	7,019	7,761	7,314

Natural Resources and Sloss	151,709	94,751	104,935
Financing	156	295	206
Homebuilding	4,200	4,813	6,824

Financing and Homebuilding Group	4,356	5,108	7,030
Other	327	480	456

Total	$156,392	$100,339	$112,421

Identifiable assets:
Natural Resources	$630,522	$598,905	$437,209
Sloss	58,270	57,686	69,981

Natural Resources and Sloss	688,792	656,591	507,190
Financing	1,973,340	1,940,103	1,796,377
Homebuilding	64,748	71,388	69,916

Financing and Homebuilding Group	2,038,088	2,011,491	1,866,293
Other	40,401	5,706	103,288
Assets of discontinued operations	—	10,327	2,927,133

Total	$2,767,281	$2,684,115	$5,403,904

(a)
Intra-segment sales are deducted from sales of the selling segment and are eliminated using consolidating eliminations.

(b)
Export sales were $531.7 million, $551.9 million and $371.7 million in the years ended December 31, 2007, 2006 and 2005, respectively. Export sales to any single geographic area did not exceed 10% of consolidated sales and revenues for the year ended December 31, 2007. Export sales to Brazil were 14.2% and 9.3% of consolidated net sales and revenues for the years ended December 31, 2006 and 2005, respectively.

(c)
Operating income amounts include amortization of intangibles. The Company recorded approximately $1.9 million, $2.4 million and $3.6 million of amortization expense related to the Financing segment for the years ended December 31, 2007, 2006 and 2005, respectively.

(d)
Operating income amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits (income) expense is as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Natural Resources	$29,584	$19,764	$16,448
Sloss	(864)	(680)	(563)
Financing	(424)	(1,544)	(240)
Homebuilding	(592)	(3,224)	(468)
Other	(970)	(776)	(776)

	$26,734	$13,540	$14,401

(e)
Operating income amounts for the Financing segment include interest expense on the mortgage-backed/asset-backed notes of $119.1 million, $118.7 million and $122.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 19—Related Party Transactions

        The Company owns a 50% interest in the joint venture Black Warrior Methane ("BWM"), which is accounted for under the proportionate consolidation method. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM. The Company also supplies labor and equipment to BWM and charges the joint venture for such costs on a monthly basis. The total of these charges for 2007, 2006 and 2005 were $2.1 million, $2.1 million and $2.6 million, respectively.

NOTE 20—Accounting Pronouncements Not Yet Adopted

        In 2006 the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements. SFAS No. 157 requires companies to base fair values on what they would receive from a sale to a third party in the open market. The Company does not expect the adoption of this statement, which became effective January 1, 2008, to have a material effect on its consolidated financial statements.

        In 2006 the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires the Company to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company uses a September 30 measurement date and will be required to adopt this provision December 31, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

        In 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which allows reporting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings that result from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities." The Company has not elected the fair value option, as provided in this statement. As such, the Company does not expect the adoption of this statement, which became effective January 1, 2008, to have a material effect on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," that amends ARB 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined what impact the adoption of this requirement, which becomes effective January 1, 2009, will have on its consolidated financial statements.

        Also in December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," a replacement of SFAS No. 141, "Business Combinations." The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures the goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company has not yet determined what impact the adoption of this requirement, which becomes effective January 1, 2009, will have on its consolidated financial statements with respect to future acquisitions.

NOTE 21—Subsequent Event

        On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have closed or will close as part of the restructuring. As a result of this restructuring, the Company expects to record a restructuring charge in the range of $6.0 million to $8.0 million, with the majority of this amount expected to be recognized in the first quarter 2008, resulting from a 25 percent reduction in workforce and asset impairments.

EXHIBIT INDEX

Exhibit Number		Description
2(a)(i)	—	Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)
2(a)(ii)	—	Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (2)
2(a)(iii)	—	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified (3)
3(i)	—	Amended and Restated Certificate of Incorporation of the Company (4)
3(ii)	—	Amended and Restated By-Laws (5)
4	—	Form of Specimen Certificate for Registrant's Common Stock (incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Registrant (No. 033-59013) (6)
10.1*	—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnitee parties thereto (7)
10.2*	—	Walter Industries, Inc. Executive Change-in-Control Severance Agreement (8)
10.3*	—	Walter Industries Executive Deferred Compensation and Supplemental Retirement Plan (8)
10.4*	—	Walter Industries, Inc. Directors' Deferred Fee Plan (9)
10.5*	—	Walter Industries, Inc. Supplemental Pension Plan (8)
10.6*	—	Walter Industries, Inc. Executive Incentive (10)
10.7*	—	Amended 1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (11)
10.8*	—	2002 Long-Term Incentive Award Plan of Walter Industries, Inc. (12)
10.9*	—	Restricted Stock Unit Award Agreement
10.10*	—	Non-Statutory Stock Option Agreement (8)
10.11*	—	Walter Industries, Inc. Amended and Restated Employee Stock Purchase Plan (13)
10.12	—
Walter Credit Agreement dated as of October 3, 2005 among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc, as Syndication Agent and SunTrust Bank, BNP Paribas and Calyon New York Branch, as co-documentation agents and the other lenders named therein (14)
10.12.1	—	Amendment No. 1 to Walter Credit Agreement dated as of January 24, 2006 (15)
10.12.2	—	Amendment No. 2 to Walter Credit Agreement dated as of February 14, 2006 (16)
10.12.3	—	Amendment No. 3 to Walter Credit Agreement dated as of September 14, 2006 (17)

10.12.4	—	Amendment No. 4 to Walter Credit Agreement dated as of October 9, 2007 (18)
10.13	—
Second Amended and Restated Variable Funding Loan Agreement, dated as of June 15, 2006, by and among YC SUSI Trust, Atlantic Asset Securitization LLC, Mid-State Trust IX, Treasury Bank, a Division of Countrywide Bank FSA, The Bank of New York, Bank of America, N.A., Calyon New York Branch and Ambac Assurance Corporation and other signatories thereto (17)
10.13.1	—
Omnibus Amendment to Second Amended and Restated Variable Funding Loan Agreement, dated as of July 30, 2007, by and among YC SUSI Trust, Atlantic Asset Securitization LLC, Mid-State Trust IX, Treasury Bank, a Division of Countrywide Bank FSA, The Bank of New York, Bank of America, N.A., Calyon New York Branch and Ambac Assurance Corporation and other signatories thereto
10.14	—
Amended and Restated Variable Funding Loan Agreement dated as of June 15, 2006, by and among Three Pillars Funding, LLC, Mid-State Trust XIV, Treasury Bank, a Division of Countrywide Bank, FSB, The Bank of New York, SunTrust Capital Markets, Inc. and SunTrust Bank (17)
10.14.1
Amendment No. 1 to Amended and Restated Variable Funding Loan Agreement dated as of November 27, 2006, by and among Three Pillars Funding, LLC, Mid-State Trust XIV, Treasury Bank, a Division of Countrywide Bank, FSB, The Bank of New York, SunTrust Capital Markets, Inc. and SunTrust Bank (17)
10.14.2	—
Amendment No. 2 to Amended and Restated Variable Funding Loan Agreement dated as of April 26, 2007, by and among Three Pillars Funding, LLC, Mid-State Trust XIV, Treasury Bank, a Division of Countrywide Bank, FSB, The Bank of New York, SunTrust Capital Markets, Inc. and SunTrust Bank
10.14.3	—
Omnibus Amendment to Amended and Restated Variable Funding Loan Agreement dated as of July 2, 2007, by and among Three Pillars Funding, LLC, Mid-State Trust XIV, Treasury Bank, a Division of Countrywide Bank, FSB, The Bank of New York, SunTrust Capital Markets, Inc. and SunTrust Bank
10.14.4	—
Amendment No. 3 to Amended and Restated Variable Funding Loan Agreement dated as of October 25, 2007, by and among Three Pillars Funding, LLC, Mid-State Trust XIV, Treasury Bank, a Division of Countrywide Bank, FSB, The Bank of New York, SunTrust Capital Markets, Inc. and SunTrust Bank
10.15*	—	Agreement dated as of August 1, 2006, between the Company and Victor P. Patrick (19)
10.16*	—	Agreement, dated as of August 1, 2006, between the Company and Joseph J. Troy (19)
10.17*	—	Agreement dated March 13, 2006, between the Company and George R. Richmond (20)

10.18*	—	Agreement dated as of March 2, 2006, between JWH Holding Company, LLC and Mark J. O'Brien (21)
10.19*	—	Agreement dated as of November 2, 2006, between JWH Holding Company, LLC and Charles E. Cauthen (17)
10.20*	—	JWH Holding Company, LLC Economic Profit Plan Document (17)
10.21*	—	The 2007 Long-Term Incentive Award Plan of JWH Holding Company, LLC (22)
10.22*	—	JWH Holding Company, LLC Option Agreement (22)
12.1	—	Ratio of Earnings to Fixed Charges
21	—	Subsidiaries of the Company
23.1	—	Consent of Independent Registered Certified Public Accounting Firm
23.2	—	Consent of Independent Registered Certified Public Accounting Firm
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley. Act of 2002—Chief Executive Officer and Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer and Chief Financial Officer

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

(6)
This Exhibit is incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Company with the Commission on May 2, 1995.

(7)
This Exhibit is incorporated by reference to Exhibit 10(g) to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-59013) filed by the Company with the Commission on August 9, 1995.

(8)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 16, 2005.

(9)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 15, 2004.

(10)
This Exhibit is incorporated by reference to the Company's Proxy Statement, dated March 31, 2006, filed by the Company with the Commission on March 31, 2006.

(11)
This Exhibit is incorporated by reference to the Company's Proxy Statement, dated August 12, 1997, filed by the Company with the Commission on August 12, 1997.

(12)
This Exhibit is incorporated by reference to the Company's Proxy Statement, dated March 25, 2002, filed by the Company with the Commission on March 25, 2002.

(13)
This Exhibit is incorporated by reference to the Company's Proxy Statement, dated March 22, 2004, filed by the Company with the Commission on March 19, 2004.

(14)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on October 5, 2005.

(15)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on January 27, 2006.

(16)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on February 21, 2006.

(17)
This Exhibit is incorporated by reference to the Form 10-K filed by the Company with the Commission on March 1, 2007.

(18)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on October 15, 2007

(19)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on August 7, 2006.

(20)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 16, 2006.

(21)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on March 3, 2006.

(22)
This Exhibit is incorporated by reference to the Amended Form 8-K filed by the Company with the Commission on March 20, 2007.

QuickLinks

PART I
  Item 1. Description of Business and
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits, Financial Statement Schedules