Form 10-Q
period 2008-03-31
WALTER INDUSTRIES INC /NEW/
filed 2008-05-09
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Number of shares of common stock outstanding as of April 30, 2008: 52,382,740

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$26,394	$30,614
Short-term investments, restricted	73,462	75,851
Instalment notes receivable, net of allowance of $14,009 and $13,992, respectively	1,829,840	1,837,059
Receivables, net	89,738	81,698
Inventories	116,800	101,676
Prepaid expenses	52,677	38,340
Property, plant and equipment, net	441,366	435,035
Other assets	143,131	156,113
Goodwill	10,895	10,895

	$2,784,303	$2,767,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$71,780	$72,072
Accrued expenses	70,644	83,072
Accrued interest	13,462	13,940
Debt:
Mortgage-backed/asset-backed notes	1,689,944	1,706,218
Other debt	251,219	225,860
Accumulated postretirement benefits obligation	341,541	335,034
Other liabilities	226,636	216,372

Total liabilities	2,665,226	2,652,568

Commitments and contingencies (Note 13)
Stockholders' equity Common stock, $.01 par value per share:
Authorized—200,000,000 shares
Issued—52,404,076 and 51,991,134 shares	524	520
Capital in excess of par value	503,615	497,032
Accumulated deficit	(295,090)	(290,986)
Accumulated other comprehensive loss:
Pension and post-retirement benefit plans, net of tax	(85,765)	(87,071)
Unrealized gain (loss) on hedges, net of tax	(4,207)	(4,782)

Total stockholders' equity	119,077	114,713

	$2,784,303	$2,767,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Net sales and revenues:
Net sales	$243,000	$259,387
Interest income on instalment notes	48,710	49,565
Miscellaneous	3,980	11,342

	295,690	320,294

Costs and expenses:
Cost of sales (exclusive of depreciation)	174,036	171,640
Depreciation	13,967	10,630
Selling, general and administrative	37,870	37,451
Provision for losses on instalment notes	4,325	2,897
Postretirement benefits	6,592	6,332
Interest expense—mortgage-backed/asset-backed notes	28,308	29,771
Interest rate hedge ineffectiveness	16,981	—
Interest expense—other debt	5,715	7,347
Amortization of intangibles	365	478
Restructuring and impairment charges	6,770	—

	294,929	266,546

Income from continuing operations before income tax expense	761	53,748
Income tax expense	262	21,613

Income from continuing operations	499	32,135
Loss from discontinued operations	—	(2,510)

Net income	$499	$29,625

Basic income per share:
Income from continuing operations	$0.01	$0.62
Loss from discontinued operations	—	(0.05)

Net income	$0.01	$0.57

Diluted income per share:
Income from continuing operations	$0.01	$0.61
Loss from discontinued operations	—	(0.05)

Net income	$0.01	$0.56

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

(in thousands)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$114,713	$520	$497,032		$(290,986)	$(91,853)
Comprehensive income:
Net income	499			$499	499
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax of $0.5 million	636			636		636
Net unrealized gain on hedges, net of tax of $0.5 million	575			575		575

Comprehensive income				$1,710

Effects of changing the pension plan measurement date pursuant to FASB Statement No. 158:
Service cost, interest cost, and expected return on plan assets for October 1 – December 31, 2007, net of tax of $3.1 million	(4,603)				(4,603)
Amortization of actuarial gain and prior service cost for October 1 – December 31, 2007, net of tax of $0.5 million	670					670
Purchase of stock under stock repurchase program	(363)		(363)
Stock issued upon the exercise of stock options	4,269	3	4,266
Stock issued upon conversion of convertible notes	785	1	784
Tax benefit from the exercise of stock options	3,766		3,766
Dividends paid, $0.05 per share	(2,605)		(2,605)
Stock-based compensation	2,139		2,139
Other	(1,404)		(1,404)

Balance at March 31, 2008	$119,077	$524	$503,615		$(295,090)	$(89,972)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES
Net income	$499	$29,625
Loss from discontinued operations	—	2,510

Income from continuing operations	499	32,135
Adjustments to reconcile income from continuing operations to net cash provided by operations:
Provision for losses on instalment notes receivable	4,325	2,897
Depreciation	13,967	10,630
Provision for deferred income taxes	262	21,613
Non-cash loss from ineffective hedges	16,981	—
Other	11,343	1,060
Decrease (increase) in assets:
Receivables	(8,096)	10,535
Inventories	(15,124)	(8,369)
Prepaid expenses	(8,803)	3,078
Instalment notes receivable, net	(1,177)	(20,540)
Increase (decrease) in liabilities:
Accounts payable	2,020	4,255
Accrued expenses	(13,700)	(24,195)
Accrued interest	(478)	(1,593)

Cash flows provided by operating activities	2,019	31,506

INVESTING ACTIVITIES
Purchases of loans	—	(18,107)
Principal payments received on purchased loans	4,071	11,715
Decrease in short-term investments, restricted	2,389	5,736
Additions to property, plant and equipment	(23,460)	(25,527)
Other	(444)	26

Cash flows used in investing activities	(17,444)	(26,157)

FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	25,000	59,250
Payments of mortgage-backed/asset-backed notes	(41,290)	(58,816)
Retirement of other debt	(3,856)	(28,512)
Proceeds from issuances of other debt	30,000	—
Other	1,351	(1,218)

Cash flows provided by (used in) financing activities	11,205	(29,296)

Cash flows used in continuing operations	(4,220)	(23,947)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows used in operating activities	—	(2,510)
Cash flows used in investing activities	—	—
Cash flows provided by financing activities	—	—

Cash flows used in discontinued operations	—	(2,510)

Net decrease in cash and cash equivalents	(4,220)	(26,457)

Cash and cash equivalents at beginning of period	30,614	127,369
Add: Cash and cash equivalents of discontinued operations at beginning of period	—	1
Net decrease in cash and cash equivalents	(4,220)	(26,457)
Less: Cash and cash equivalents of discontinued operations at end of period	—	11

Cash and cash equivalents at end of period	$26,394	$100,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 1—Basis of Presentation

        Walter Industries, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a diversified company which operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other, see Note 12. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction. In the fourth quarter of 2007, the Company began reporting United Land, the parent of Kodiak and Tuscaloosa Resources, Inc. ("TRI"), as part of Natural Resources due to its natural resource holdings. Prior to the fourth quarter of 2007, United Land was included in the Other segment. The first quarter of 2007 has been revised to reflect this change.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Discontinued Operations

Modular Homes Division

        During the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes, which operated as Crestline Homes, Inc. ("Crestline"). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline, previously included in the Homebuilding segment, as discontinued operations. This business was sold on May 30, 2007.

        The table below presents the significant components of operating results included in the loss from discontinued operations for the quarter ended March 31, 2007 (in thousands):

Net sales and revenues	$7,041

Loss from discontinued operations before income tax benefit	$(3,861)
Income tax benefit	1,351

Loss from discontinued operations	$(2,510)

        The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services which supported segment operations, to discontinued operations. These costs represent expenses that have historically been allocated to and recorded by the Company's

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 2—Discontinued Operations (Continued)

operating segments as selling, general and administrative expenses. The Company did not elect to allocate additional interest expense to discontinued operations.

Note 3—Adoption of New Accounting Pronouncements

        In 2006 the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and expands fair value financial statement disclosure requirements. SFAS No. 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements and does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities on January 1, 2008 did not have a material effect on the Company's consolidated financial statements. See Note 15 for fair value disclosures.

        In 2006 the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which, among other changes, requires companies to measure plan assets and liabilities as of the fiscal year-end reporting date. On January 1, 2008, the Company adopted the measurement provisions of SFAS No. 158 and elected the alternative transition method. Based on the actuarial valuation performed as of September 30, 2007, the Company's actuary provided a 15-month projection of net periodic pension cost to December 31, 2008. In recognizing the effects of changing the Company's measurement date from September 30 to December 31, the Company recorded a charge to accumulated deficit of $4.6 million, net of taxes of $3.1 million, increases in accumulated postretirement benefits obligation and pension liability of $6.1 million and $0.4 million, respectively, and a credit to accumulated other comprehensive loss of $0.7 million, net of taxes of $0.5 million.

Note 4—Restructuring and Impairment

        On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have closed or will close as part of the restructuring. As a result, the Company recorded a restructuring charge of $6.8 million in the 2008 first quarter, in Homebuilding, of which $4.3 million relates to impairments of property, plant and equipment, $1.7 million relates to severance obligations due to a 25 percent reduction in workforce at Homebuilding and $0.8 million relates to lease obligations of closed sales centers. This charge appears as restructuring and impairment charges in the statement of operations.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 4—Restructuring and Impairment (Continued)

        The following table summarizes restructuring activity for the three months ended March 31, 2008 (in thousands):

	Balance at January 1, 2008	Restructuring and Impairment Charges	Cash Payments	Other Non- Cash Charges	Balance at March 31, 2008
Impairments of property, plant and equipment	$—	$4,322	$—	$(4,322)	$—
Severance obligations	—	1,669	(472)	—	1,197
Lease obligations	—	779	—	—	779

Total	$—	$6,770	$(472)	$(4,322)	$1,976

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at March 31, 2008 and December 31, 2007 include (i) temporary investments primarily in commercial paper or money market accounts with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($66.1 million and $68.8 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.4 million and $7.1 million, respectively).

Note 6—Instalment Notes Receivable

        Instalment notes receivable are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Instalment notes receivable	$1,615,003	$1,616,753
Mortgage loans	228,846	234,298
Less: Allowance for losses	(14,009)	(13,992)

Net	$1,829,840	$1,837,059

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$37,215	$29,650
Goods in process	18,569	19,598
Raw materials and supplies	20,691	16,021
Repossessed houses held for resale	40,325	36,407

Total inventories	$116,800	$101,676

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 8—Debt

2005 Walter Credit Agreement

        In 2005, Walter Industries entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which includes (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $218.0 million of which was outstanding as of March 31, 2008 with a weighted average interest rate of 4.73%, and (2) a $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly owned domestic subsidiaries of the Company. The 2005 Walter Term Loan requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining outstanding principal is due.

        During the quarter ended March 31, 2008, the Company borrowed $30.0 million under the revolving credit facility at a weighted average interest rate of 4.19%. Additionally, the Company had $47.5 million in outstanding stand-by letters of credit, reducing availability for borrowings under the revolving credit facility to $147.5 million.

        On April 30, 2008, the Company amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Approximately $220.0 million of available funds were used to repay and terminate the Mid-State Trust IX and Trust XIV mortgage warehouse facilities, which were due to mature in July 2008 and October 2008, respectively. The amendment also increases the interest rate on the revolving credit facility and the term loan to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increases from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing business.

        In connection with this amendment, the Company incurred $3.7 million of refinancing fees. These fees will be deferred and amortized over the remaining life of the revolving credit facility.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        As of March 31, 2008, the Company had two variable funding loan ("warehouse") facilities totaling $350.0 million that provided temporary warehouse financing to Walter Mortgage Company ("WMC") for its current purchases of instalment notes and mortgages originated by Homebuilding. At March 31, 2008, there were $214.0 million of borrowings outstanding under these facilities.

        On April 30, 2008, the Company repaid and terminated these facilities using proceeds from the amended 2005 Walter Credit Facility, as discussed above. With the termination of the warehouse

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 8—Debt (Continued)

facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

        In addition, after May 1, 2008, WMC will no longer finance customers of Homebuilding. However, the backlog of homes with signed contracts and those which are under construction will be completed over the next six to nine months and financed by WMC. The Company will finance these WMC instalment notes receivable with operating cash flows or availability under the increased revolving credit facility. Homebuilding is transitioning to a third-party financing model including the use of government-sponsored loan programs.

Convertible Notes

        In January 2008, the holders of the remaining $0.8 million 3.75% Convertible Senior Subordinated Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Note 9—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,002	$1,014	$753	$750
Interest cost	3,003	2,725	5,374	4,803
Expected return on plan assets	(3,632)	(3,059)	—	—
Amortization of prior service cost	76	104	(794)	(1,064)
Amortization of net actuarial loss	615	1,142	1,259	1,843

Net periodic benefit cost	$1,064	$1,926	$6,592	$6,332

Note 10—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in accumulated postretirement benefits obligations. Comprehensive income for the three months ended March 31, 2008 and 2007 was $1.7 million and $29.3 million, respectively. During the three months ended March 31, 2008 and 2007, the net change in unrealized losses on cash flow hedges totaled $10.3 million, net of taxes of $5.7 million, and $0.7 million, net of taxes of $0.4 million, respectively. Reclassification adjustments to net income for realized losses on cash flow hedges totaled $10.9 million, net of taxes of $6.2 million for the three months ended March 31, 2008, and reclassification adjustments to net income for realized gains totaled $1.6 million, net of taxes of $0.9 million, for the three months ended March 31, 2007.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 11—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2008 and 2007 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$499	$499	$32,135	$32,135
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	—	—	5

	$499	$499	$32,135	$32,140

Net loss from discontinued operations	$—	$—	$(2,510)	$(2,510)

Denominator:
Average number of common shares outstanding	52,203	52,203	52,013	52,013
Effect of dilutive securities:
Stock options and restricted stock units ("units")(b)	—	648	—	416
3.75% convertible senior subordinated notes(a)	—	—	—	84

	52,203	52,851	52,013	52,513

Income from continuing operations per share	$0.01	$0.01	$0.62	$0.61

Loss from discontinued operations per share	—	—	(0.05)	(0.05)

Net income per share	$0.01	$0.01	$0.57	$0.56

(a)
The numerator represents the weighted average interest, net of tax, and the denominator represents the weighted average shares issuable upon conversion related to the Company's 3.75% contingent convertible senior subordinated notes. On January 3, 2008, the holders of the remaining $0.8 million notes converted the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

(b)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding at March 31, 2008 and 2007 totaling 42,369 and 600,735, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 12—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended March 31,
	2008	2007
Net sales and revenues:
Natural Resources	$153,031	$171,446
Sloss	50,871	32,801

Natural Resources and Sloss	203,902	204,247
Financing	52,104	53,747
Homebuilding	40,072	62,133

Financing and Homebuilding Group	92,176	115,880
Other	418	1,270
Consolidating eliminations	(806)	(1,103)

Sales and revenues	$295,690	$320,294

Segment operating income (loss):
Natural Resources	$17,810	$57,541
Sloss	18,700	1,306

Natural Resources and Sloss	36,510	58,847
Financing(a), (b)	(6,712)	10,571
Homebuilding(c)	(14,727)	(2,678)

Financing and Homebuilding Group	(21,439)	7,893
Other	(8,196)	(5,645)
Consolidating eliminations	(399)	—

Operating income from continuing
operations	6,476	61,095
Less other debt interest expense	(5,715)	(7,347)

Income from continuing operations before income tax expense	761	53,748
Income tax expense	262	21,613

Income from continuing operations	$499	$32,135

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 12—Segment Information (Continued)

Depreciation:
Natural Resources	$11,375	$7,880
Sloss	1,006	916

Natural Resources and Sloss	12,381	8,796
Financing	135	281
Homebuilding	1,219	1,234

Financing and Homebuilding Group	1,354	1,515
Other	232	319

Total	$13,967	$10,630

(a)
Operating (loss) income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $28.3 million and $29.8 million for the three months ended March 31, 2008 and 2007, respectively.

(b)
Operating loss for Financing for the three months ended March 31, 2008 includes a charge of $17.0 million related to interest rate hedge ineffectiveness.

(c)
Operating loss for Homebuilding for the three months ended March 31, 2008 includes a restructuring charge of $6.8 million related to the closing of 36 sales offices.

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

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 13—Commitments and Contingencies (Continued)

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

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 13—Commitments and Contingencies (Continued)

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

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

Note 13—Commitments and Contingencies (Continued)

Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and result of operations.

Note 14—Income Taxes

        The Company's effective tax rate for the three months ended March 31, 2008 and 2007 was 34.4% and 40.2%, respectively. The effective tax rate in 2007 includes the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for 2007 would have been 32.0%. Both 2008 and 2007 differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions.

Note 15—Fair Value of Financial Instruments

        The Company measures certain financial instruments at fair value on a recurring basis, including interest rate and natural gas hedging agreements. The following table summarizes the fair value of these financial instruments at March 31, 2008 by type of inputs used (in thousands):

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate hedge agreements	$17,905	$—	$17,905	$—
Natural gas hedge agreements	7,256	—	7,256	—

        The interest rate and natural gas hedge agreements are classified within Level 2 of the fair value hierarchy because they are valued using quoted dealer prices for similar contracts.

        As of March 31, 2008, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million, the objective of which was to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization (the "Securitization Hedges"). At March 31, 2008, these Securitization Hedges no longer qualified for hedge accounting treatment because the Company does not plan to access the distressed securitization market. As a result, the Company recognized a loss on interest rate hedge ineffectiveness of $17.0 million in the three months ended March 31, 2008. On April 1, 2008 the Company settled the Securitization Hedges for a payment of $17.0 million.

        The fair value of the Company's LIBOR interest rate hedge contract designed to hedge interest payments under the 2005 Walter Credit Agreement was a liability of $0.9 million and $0.2 million as of March 31, 2008 and December 31, 2007, respectively. The change in fair value of this contract was due to unfavorable movements in the underlying interest rate.

        The fair value of natural gas hedge contracts was a liability of $7.3 million as of March 31, 2008 and an asset of $0.9 million as of December 31, 2007. The change in the fair value of these contracts was due to unfavorable movements in natural gas prices.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 12 of "Notes to Condensed Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months Ended March 31, 2008 and 2007

	For the three months ended March 31, 2008
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$150,514	$50,662	$2,570	$40,060	$—	$(806)	$243,000
Interest income on instalment notes	—	—	48,710	—	—	—	48,710
Miscellaneous income	2,517	209	824	12	418	—	3,980

Net sales and revenues	153,031	50,871	52,104	40,072	418	(806)	295,690
Cost of sales	111,587	28,329	1,770	32,757		(407)	174,036
Interest expense(1)	—	—	28,308	—	—	—	28,308
Interest rate hedge ineffectiveness	—	—	16,981	—	—	—	16,981
Depreciation	11,375	1,006	135	1,219	232	—	13,967
Selling, general, & administrative	4,906	2,997	7,117	14,205	8,645	—	37,870
Provision for losses on instalment notes	—	—	4,325	—	—	—	4,325
Postretirement benefits	7,281	(161)	(113)	(152)	(263)	—	6,592
Amortization of intangibles	72	—	293	—	—	—	365
Restructuring & impairment charges	—	—	—	6,770	—	—	6,770

Operating income (loss)	$17,810	$18,700	$(6,712)	$(14,727)	$(8,196)	$(399)	6,476

Other debt interest expense							(5,715)

Income from continuing operations before income taxes							$761

(1)
Excludes other debt interest expense.

	For the three months ended March 31, 2007
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$162,644	$32,564	$3,073	$62,109	$100	$(1,103)	$259,387
Interest income on instalment notes	—	—	49,565	—	—	—	49,565
Miscellaneous income	8,802	237	1,109	24	1,170	—	11,342

Net sales and revenues	171,446	32,801	53,747	62,133	1,270	(1,103)	320,294
Cost of sales	94,600	28,311	1,797	47,974	61	(1,103)	171,640
Interest expense(1)	—	—	29,771	—	—	—	29,771
Depreciation	7,880	916	281	1,234	319	—	10,630
Selling, general, & administrative	4,382	2,484	8,058	15,751	6,776	—	37,451
Provision for losses on instalment notes	—	—	2,897	—	—	—	2,897
Postretirement benefits	7,043	(216)	(106)	(148)	(241)	—	6,332
Amortization of intangibles	—	—	478	—	—	—	478

Operating income (loss)	$57,541	$1,306	$10,571	$(2,678)	$(5,645)	$—	61,095

Other debt interest expense							(7,347)

Income from continuing operations before income taxes							$53,748

(1)
Excludes other debt interest expense.

Overview

        The Company's income from continuing operations for the three months ended March 31, 2008 was $0.5 million, or $0.01 per diluted share, which compares to $32.1 million, or $0.61 per diluted share for the three months ended March 31, 2007.

        In the three months ended March 31, 2008, the Company's results included a 7.7% decrease in net sales and revenues and an 89.4% reduction in operating income from continuing operations versus the same period in 2007. Factors contributing to these reductions were lower average metallurgical coal selling prices, which includes the effect of higher demurrage charges, at Natural Resources and fewer unit deliveries at Homebuilding, partially offset by higher selling prices at Sloss and the addition of coal sales volumes at TRI. In addition, the Company's results for the three months ended March 31, 2008 include pre-tax charges of $28.0 million from the Homebuilding and Financing segments related to losses on maturing interest rate hedges, charges for the restructuring of Homebuilding and an additional discount on Homebuilding's transfer of instalment notes receivable to Financing. The discount will be recognized as income over the life of the instalment note receivable in Financing.

Outlook and Strategic Initiatives

Natural Resources and Sloss

  •
  In April and May of 2008, the Company contracted for the sale of approximately two million tons of its 2008-2009 metallurgical coal tonnage in excess of $315 per metric ton FOB Port. The Company expects to settle another 1.1 million metric tons over the next few weeks in a similar price range and has an additional 0.6 million metric tons available for the second quarter 2009 that are expected to be priced later in this year. In addition, the Company had previously contracted for the sale of approximately 3.9 million metric tons of its 2008 – 2009 metallurgical coal tonnage at an average price of $135 per metric ton FOB Port.

  •
  The Company's metallurgical coal commands prices that are among the highest in the industry. Continuing supply constraints and the strength of the international steel market, which has created extraordinary demand for high-quality hard coking coals, have set the stage for ongoing strength in metallurgical coal pricing beyond the 2008-2009 contract year. With about one million tons of incremental capacity scheduled to begin coming online in the second half of 2008 and two million additional tons coming online in the first half of 2009, the Company is very well positioned to take advantage of the robust market for its coal.

  •
  The Company expects metallurgical coal production to total between 6.7 million and 7.1 million tons in 2008. Total metallurgical coal production of 1.6 million tons for the quarter was in line with the previously announced 2.8 – 3.0 million-ton range for the first half of the year. Incremental tonnage expected in the second half of 2008 is primarily associated with adding a longwall mining unit at No. 7 Mine's Southwest "A" panel.

  •
  Metallurgical coal sales are expected to be 6.9 – 7.2 million tons, exceeding the production range of 6.7 – 7.1 million tons. The incremental coal volumes are the result of sales of purchased coal. Earnings in the second half of the year will reflect production from two longwalls at Mine No. 7, as mining of the Southwest "A" panel begins in the mid-to-late August timeframe. This panel is expected to produce approximately one million tons by the year end.

  •
  Coal production costs per ton are expected to range between $45.00 and $50.00 per ton for the full year, in line with prior expectations. However, rising raw material costs, such as steel and energy, could negatively impact these estimates. Production cost estimates reflect a continued high ratio of continuous miner development tons to longwall tons. Cost per ton throughout 2008 will mirror forecasted production volumes with higher cost per ton in the first half versus the second half of 2008. The higher mix of continuous miner tons, when compared to historical averages, is expected to improve later this year when production begins in the Southwest "A" longwall and then return to more normal levels when the Mine No. 7 East longwall begins operation in 2009. As a result, 2009 average costs are expected to decline by approximately $3.00 to $5.00 per ton.

  •
  Demurrage costs are projected to continue at or near current levels until availability of Mine No. 7 coal increases with the start up of the Southwest "A" panel and expansion activities at the Port of Mobile are completed in the third quarter of 2008. In addition, the Company expects demurrage in the second half to be lower as a result of negotiated caps in demurrage costs in many of its 2008-2009 metallurgical coal contracts.

  •
  Freight costs on metallurgical coal sales are projected to average $13.00 to $14.00 per ton in 2008. Royalties are expected to average 5.0% to 5.5% of metallurgical coal revenues in 2008.

  •
  Natural gas production in 2008 is projected to range between 6.8 and 7.2 billion cubic feet with pricing expectations of approximately $8.79 per million cubic feet, based on existing hedges and expected market pricing.

  •
  Sloss posted record operating income of $18.7 million for the quarter on the strength of dramatically increased coke prices. Sloss' pricing and production are expected to remain strong throughout the rest of the year. However, higher raw material costs may marginally offset higher pricing over the course of 2008.

  •
  At Kodiak, tons produced since inception are significantly lower than originally projected. Factors such as lower yields, significant equipment downtime and adverse geological conditions have all contributed to the shortfall. Although the Company continues to make improvements in the operation, the Company remains cautious and is still evaluating the long-term viability of the business. While the Company believes Kodiak may not reach its initial expectations for production, it believes that with improving production and continued strength in the metallurgical and thermal coal markets, this business can achieve profitability over the next several quarters.

  •
  The Company is focused on growing its Natural Resources business internally and externally. Internal growth is expected from the Mine No. 7 East expansion project, which remains on schedule. Metallurgical coal production is expected to increase nearly 50% over the next three years. The Company continues to evaluate expansion opportunities, including potential acquisitions and further investments in coal and natural gas. The Company routinely evaluates potential new coal reserves and also explores for natural gas to supplement its existing businesses, both within close proximity and outside of its existing operations. While there are coal seams adjacent to Jim Walter Resources' mines that have substantially similar characteristics to the Company's existing coal products, there is no assurance that these coal seams would have economic viability. The Company is also exploring for additional sources of natural gas within coal beds and various shale strata at depths down to approximately 8,000 feet below the surface. Although natural gas is known to exist in many of these strata, there is no assurance that this exploration activity will result in commercially viable operations.

Homebuilding and Financing

  •
  On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have closed or will close as part of the restructuring. As a result, the Company recorded a restructuring charge of $6.8 million in the 2008 first quarter, in Homebuilding, of which $4.3 million relates to impairments of property, plant and equipment, $1.7 million relates to severance obligations due to a 25 percent reduction in workforce at Homebuilding and $0.8 million relates to lease obligations of closed sales centers. This charge appears as restructuring and impairment charges in the statement of operations.

  •
  As a result of this restructuring, the Company expects an estimated $26.0 million to $28.0 million in annualized selling, general and administrative expense savings, much of which is expected to be realized in 2008.

  •
  Going forward, this leaner, more productive organization will allow the Company to attempt to improve near-term cash flows and reduce capital employed in the business. This restructuring sizes the Company's business to its expectations given the difficulties in the current housing and subprime financing markets. The restructuring is expected to facilitate the accomplishment of the Company's strategic objective of a successful separation of Homebuilding and Financing from the Company.

  •
  The Company recently amended its 2005 Walter Credit Agreement, increasing the revolver portion of the agreement by $250.0 million to $475.0 million. Approximately $220.0 million of available funds were used to repay and terminate the Mid-State Trust IX and Trust XIV mortgage warehouse facilities, which were due to expire in July 2008 and October 2008, respectively. With the retirement of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

  •
  The Company also recently announced that Walter Mortgage Company would no longer finance customers of Jim Walter Homes effective May 1, 2008. However, the backlog of approximately 900 homes with signed contracts and those under construction will be completed over the next six to nine months and financed by Walter Mortgage Company, requiring approximately $80.0 million of funding. Jim Walter Homes is transitioning to a third-party financing model including government-sponsored loan programs. Walter Mortgage Company will continue to service its existing mortgage customers and pursue servicing expansion opportunities.

  •
  For Homebuilding, there will be an adjustment period required to transition to a third-party customer-financed model. As a result, unit deliveries in 2008 are expected to be lower than prior periods.

  •
  The credit facility amendment approved by the Company's lenders pre-approves the planned separation of Financing and Homebuilding from the Company.

Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended March 31, 2008 were $295.7 million. Revenues decreased by $24.6 million, or 7.7% from $320.3 million in the same period in 2007. Lower revenues are primarily the result of lower average metallurgical coal sales prices, which includes the effect of higher demurrage charges, at Natural Resources and fewer unit deliveries at Homebuilding, partially offset by higher selling prices at Sloss and the addition of coal sales volumes at TRI.

        Cost of sales, exclusive of depreciation, increased $2.4 million to $174.0 million and represented 71.6% of net sales for the three months ended March 31, 2008 versus $171.6 million or 66.2% for the three months ended March 31, 2007. The increase in the percentage in 2008 is primarily the result of reduced revenues on a relatively fixed cost structure at Natural Resources and reduced revenues at Homebuilding due to an additional $4.2 million discount required to recognize sales of instalment notes to Financing at estimated market value, partially offset by a reduction in the percentage at Sloss resulting from increased coke pricing.

        The interest rate hedge ineffectiveness charge of $17.0 million in the three months ended March 31, 2008 was recorded to recognize a loss on Financing's maturing interest rate swaps that no longer qualify for hedge accounting treatment. The interest rate swaps, originally intended to hedge the Company's next securitization, no longer qualify for hedge accounting treatment because the Company does not plan to access the distressed securitization market. This loss would normally have been amortized over the life of the securitization and the cash outflow would have been offset by increased securitization cash proceeds. All of Financing's hedges were settled on April 1, 2008 and Financing has no more hedges outstanding.

        Depreciation for the three months ended March 31, 2008 was $14.0 million, an increase of $3.3 million compared to the same period in 2007. The increase is primarily due to the Company's continued investment in the expansion of Natural Resources' mining operations and replacement of equipment.

        Provision for losses on instalment notes of $4.3 million for the three months ended March 31, 2008 increased $1.4 million from $2.9 million in the same period in 2007 primarily due to anticipated higher repossessions and lower recovery rates in 2008 as compared to 2007.

        Restructuring charges of $6.8 million in the three months ended March 31, 2008 represent charges for the previously announced restructuring of Homebuilding. See "Outlook and Strategic Initiatives—Homebuilding and Financing" and Note 4 of "Notes to Condensed Consolidated Financial Statements."

        The Company's effective tax rate for the three months ended March 31, 2008 and 2007 was 34.4% and 40.2%, respectively. The effective tax rate in 2007 includes the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this unusual adjustment, the effective tax rate for 2007 would have been 32.0%.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

        Natural Resources, which includes the operations of Jim Walter Resources, Kodiak Mining, TRI and United Land, reported revenues of $153.0 million in the first quarter, a decrease of $18.4 million from the same period last year. The decrease in revenues is primarily due to a 15.4% decline in selling prices for metallurgical coal, as compared to the same period in 2007. The decrease in metallurgical coal selling prices includes the unfavorable effect of a $6.9 million increase in demurrage charges. This decrease was partially offset by increased sales from Kodiak Mining and the addition of TRI sales in 2008. Statistics presented in the following table relate to Jim Walter Resources, only.

	Three months ended March 31,
	2008	2007
Average Coal Selling Price (per short ton)	$84.86	$100.34
Tons of Coal Sold (in thousands)	1,477	1,522
Average Natural Gas Selling Price (per MCF)	$7.96	$7.92
Billion Cubic Feet of Natural Gas Sold	1.6	1.9
Number of Natural Gas Wells	397	424

        Natural Resources reported operating income of $17.8 million in the first quarter, compared to $57.5 million in the prior year period. The $39.7 million decrease in operating income was primarily due to a reduction of $22.9 million from lower metallurgical coal selling prices and a $13.9 million increase in coal production costs at Jim Walter Resources, as well as increased operating losses at Kodiak, partially offset by the addition of coal sales volumes at TRI. Increased production costs at Jim Walter Resources were primarily due to the cost of additional continuous miner units developing the expansion at Mine No. 7, higher equipment and labor costs and the effect of lower production volumes.

Sloss

        Sloss generated net sales and revenues of $50.9 million for the three months ended March 31, 2008, an increase of 55.1% compared to the same period in 2007, and generated operating income of $18.7 million, an increase of $17.4 million compared to the same period in 2007, driven by record-high coke pricing.

Financing

        Net sales and revenues were $52.1 million for the three months ended March 31, 2008, a decrease of $1.6 million from the same period in 2007. This decrease is primarily attributable to lower prepayment-related interest income. This segment incurred an operating loss of $6.7 million in the three months ended March 31, 2008, compared to operating income of $10.6 million in the same period in 2007. The decrease in operating results is primarily a result of recognizing a $17.0 million loss on interest rate swaps, as previously discussed.

        Portfolio performance continues to be strong, with delinquencies (the percentage of amounts outstanding over 30 days past due) of 3.6% at March 31, 2008, compared to 3.4% at March 31, 2007. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

Homebuilding

        Net sales and revenues were $40.1 million for the three months ended March 31, 2008, a decrease of $22.1 million from the same period in 2007 primarily as a result of a 29.7% decrease in units sold and a $4.2 million increase in the discount required to transfer instalment notes receivable to Financing at estimated market value. As a result of the current volatility and lack of liquidity in the residential mortgage market, the discount required to fairly value the instalment notes receivable increased significantly and resulted in an additional discount within Homebuilding. The discount will be recognized as interest income over the life of the instalment notes receivable in the Financing segment.

	Three months ended March 31,
	2008	2007
Unit completions	446	634
Average revenue per home sold(1)	$89,800	$98,000

    (1)
    Includes the effect of the discount required to sell instalment notes receivable to Financing at the estimated market value.

        Homebuilding's operating loss was $14.7 million for the three months ended March 31, 2008 compared to an operating loss of $2.7 million for the three months ended March 31, 2007. The increase in operating loss was primarily due to the effect of lower sales volume, the increase in the discount discussed above, and restructuring charges in the period totaling $6.8 million. See "Outlook and Strategic Initiative—Homebuilding and Financing" and Note 4, "Restructuring and Impairment."

Other

        Results in the "Other" segment, comprised of the Company's corporate expenses and land subsidiaries other than United Land, decreased by $2.6 million in the first quarter of 2008 when compared to the same period in 2007 driven by reduced interest income, increased employee-related expenses and professional fees, partially offset by a decrease in stock-based compensation expense.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations decreased by $4.2 million from $30.6 million at December 31, 2007 to $26.4 million at March 31, 2008 reflecting $2.0 million in cash flows provided by continuing operating activities, $17.4 million of cash flows used in investing activities and $11.2 million of cash flows provided by financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $89.7 million at March 31, 2008, an increase of $8.0 million from December 31, 2007 primarily attributable to increased receivables at Sloss resulting from increased coke pricing to customers.

        Inventories were $116.8 million at March 31, 2008, an increase of $15.1 million from December 31, 2007 primarily due to increased raw materials at Sloss and an increase in repossessed property at Financing.

        Prepaid expenses were $52.7 million at March 31, 2008 an increase of $14.3 million from December 31, 2007 primarily due to the first quarter 2008 payment of income taxes.

        Other debt increased by $25.4 million from December 31, 2007 primarily due to borrowings of $30.0 million under the revolving credit agreement, partially offset by the repayments of debt totaling $3.8 million and the conversion of $0.8 million in principal outstanding on the 3.75% convertible Senior Subordinated Notes into common stock.

        Accrued expenses were $70.6 million at March 31, 2008, a decrease of $12.4 million from December 31, 2007 primarily due to the payment of employee bonuses and income taxes in the first quarter of 2008 that were accrued as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are its existing cash balances, operating cash flows and borrowings under its revolving credit facility. The Company's principal source of long-term funding is its bank term loan. As of March 31, 2008, total debt increased $9.1 million as compared to December 31, 2007. See discussion below and Note 8 of "Notes to Condensed Consolidated Financial Statements."

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

2005 Walter Credit Agreement

        In 2005, Walter Industries entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which includes (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $218.0 million of which was outstanding as of March 31, 2008 with a weighted average interest rate of 4.73%, and (2) a $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of the wholly owned domestic subsidiaries of the Company. The 2005 Walter Term Loan requires quarterly principal payments of $0.6 million through October 3, 2012, at which time the remaining outstanding principal is due.

        During the quarter ended March 31, 2008, the Company borrowed $30.0 million under the revolving credit facility. Additionally, the Company had $47.5 million in outstanding stand-by letters of credit, reducing availability for borrowings under the revolving credit facility to $147.5 million.

        On April 30, 2008, the Company amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Approximately $220.0 million of available funds were used to repay and terminate the Mid-State Trust IX and Trust XIV mortgage warehouse facilities, which were due to mature in July 2008 and October 2008, respectively. The amendment also requires the interest rate on the term loan to increase from LIBOR plus 175 to LIBOR plus 300 and requires the interest rate on the revolving credit facility to increase from LIBOR plus 150 to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increases from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing business.

        In connection with this amendment, the Company incurred $3.7 million of refinancing fees. These fees will be deferred and amortized over the remaining life of the revolving credit facility.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        As of March 31, 2008, the Company had two variable funding loan ("warehouse") facilities totaling $350.0 million that provided temporary warehouse financing to Walter Mortgage Company ("WMC") for its current purchases of instalment notes and mortgages originated by Homebuilding. At March 31, 2008, there were $214.0 million of borrowings outstanding under these facilities.

        On April 30, 2008, the Company repaid and terminated these facilities using proceeds from the amended 2005 Walter Credit Facility, as discussed above. With the termination of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

        In addition, WMC will no longer finance customers of Homebuilding after May 1, 2008. However, the backlog of homes with signed contracts and those which are under construction will be completed over the next six to nine months and financed by WMC. The Company will finance these WMC instalment notes receivable with operating cash flows or availability under the increased revolving credit facility. Homebuilding is transitioning to a third-party financing model including government-sponsored loan programs.

Convertible Notes

        In January 2008, the holders of the remaining $0.8 million 3.75% Convertible Senior Subordinated Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Statement of Cash Flows

        Cash balances were $26.4 million and $30.6 million at March 31, 2008 and December 31, 2007, respectively. The decrease in cash was primarily due to capital expenditures of $23.5 million and net payments of mortgage-backed/asset-backed notes of $16.3 million, partially offset by $30.0 million in borrowings.

        Cash flows provided by operating activities of continuing operations were $2.0 million for the three months ended March 31, 2008 compared to $31.5 million for the same prior year period. The decrease of $29.5 million is primarily the result of a $21.0 million decrease in net income after adjusting for non-cash items.

        Cash flows used in investing activities of continuing operations for the three months ended March 31, 2008 were $17.4 million compared to $26.2 million for the same period in 2007. The improvement of $8.8 million is primarily due to WMC discontinuing its program to purchase loans from third parties in August 2007, as a result of the volatile market conditions for securitization of subprime mortgages. This program required a net cash outflow of $6.4 million in the three months ended March 31, 2007.

        Cash flows provided by financing activities of continuing operations for the three months ended March 31, 2008 were $11.2 million compared to cash flows used by financing activities of continuing operations of $29.3 million in the same period in 2007. Cash flows provided by financing activities in 2008 included borrowings under the Company's revolving credit facility of $30.0 million, partially offset by net payments of mortgage-backed/asset-backed notes of $16.3 million and retirements on other debt of $3.9 million. Cash flows used in financing activities for the three months ended March 31, 2007, were primarily attributable to $28.5 million of retirements on the Company's term loan facility.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks inherent in the Company's operations. These risks generally arise from transactions entered into in the normal course of business. The Company's primary market risk exposures relate to interest rate risk and commodity risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

        Subsequent to March 31, 2008, the Company settled interest rate hedge agreements with an aggregate notional value of $215.0 million that were originally designed to hedge the Company's next securitization. No similar hedges remain outstanding.

Item 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including expressions such as "believe," "anticipate," "expect," "estimate," "intend," "may," "will," and similar expressions involve known and unknown risks, and uncertainties, and other factors that may cause the Company's actual results in future periods to differ materially from the expectations expressed or implied by such forward-looking statements. These factors include, among others, the following: the market demand for the Company's products as well as changes in costs and the availability of raw material, labor, equipment and transportation; changes in weather and geologic conditions; changes in extraction costs and pricing and our assumptions and projections concerning our reserves in the Company's mining operations; changes in customer orders; pricing actions by the Company's competitors, customers, suppliers and contractors; changes in governmental policies and laws; changes in general economic conditions; and the successful implementation and anticipated timing of any strategic actions and objectives that my be pursued, including our announced separation of the Financing and Homebuilding business from the Company. Forward-looking statements made by the Company in this release, or elsewhere, speak only as of the date on which the statements were made. Any forward-looking statements should be considered in context with the various disclosures made by us about our business, including the Risk Factors described in our 2007 Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. The Company disclaims any duty to update its forward-looking statements as of any future date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 13 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.    Risk Factors

        For discussion of the Company's risk factors, please refer to Part 1, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        In January 2008, the holders of the remaining $0.8 million of the Company's Convertible Senior Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Purchase of Equity Securities by the Company and Affiliated Purchasers

        On August 13, 2007, the Company's Board of Directors authorized a $25.0 million Common Stock Open Market share buyback program to replace the July 21, 2003 authorized program. During January 2008, the Company acquired 11,400 shares at an average price of $31.83 per share and, at March 31, 2008, $19.0 million remains available under this authorization. Upon acquisition, these shares were retired.

        On February 25, 2008, the Company acquired 26,800 shares from employees at an average price of $52.41 per share. These shares were acquired to satisfy the employees' tax obligations associated with the lapse of restrictions on certain stock awards granted under the 1995 Long-Term Incentive Stock Plan and the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit Number
10.16	Agreement dated as of May 9, 2008 between the Company, JWH Holding Company, LLC and Joseph J. Troy
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive and Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Principal Executive and Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.

/s/ VICTOR P. PATRICK Vice Chairman, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)

Date: May 9, 2008

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND LIQUIDITY AND CAPITAL RESOURCES
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES