Form 10-Q
period 2008-06-30
WALTER INDUSTRIES INC /NEW/
filed 2008-08-08
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

        Number of shares of common stock outstanding as of July 31, 2008: 55,741,087.

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$17,653	$30,614
Short-term investments, restricted	61,822	75,851
Instalment notes receivable, net of allowance of $13,946 and $13,992, respectively	1,821,745	1,837,059
Receivables, net	148,475	81,698
Inventories	119,937	101,676
Prepaid expenses	42,720	38,340
Property, plant and equipment, net	460,984	435,035
Other assets	153,566	156,113
Goodwill	10,895	10,895

	$2,837,797	$2,767,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$81,113	$72,072
Accrued expenses	82,618	83,072
Accrued interest	12,503	13,940
Debt:
Mortgage-backed/asset-backed notes	1,437,387	1,706,218
Other debt	206,852	225,860
Accumulated postretirement benefits obligation	342,769	335,034
Other liabilities	223,361	216,372

Total liabilities	2,386,603	2,652,568

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—55,736,301 and 51,991,134 shares	557	520
Capital in excess of par value	789,172	497,032
Accumulated deficit	(244,314)	(290,986)
Accumulated other comprehensive loss:
Pension and post retirement benefit plans, net of tax	(85,128)	(87,071)
Unrealized loss on hedges, net of tax	(9,093)	(4,782)

Total stockholders' equity	451,194	114,713

	$2,837,797	$2,767,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,
	2008	2007
Net sales and revenues:
Net sales	$315,686	$239,146
Interest income on instalment notes	48,022	50,662
Miscellaneous	6,328	6,716

	370,036	296,524

Costs and expenses:
Cost of sales (exclusive of depreciation)	200,893	174,457
Depreciation	13,633	11,591
Selling, general and administrative	37,400	38,125
Provision for losses on instalment notes	3,002	2,493
Postretirement benefits	6,596	6,687
Interest expense—mortgage-backed/asset-backed notes	25,846	29,745
Interest expense—other debt	11,184	7,218
Amortization of intangibles	340	442

	298,894	270,758

Income from continuing operations before income tax expense	71,142	25,766
Income tax expense	20,366	7,996

Income from continuing operations	50,776	17,770
Income from discontinued operations	—	281

Net income	$50,776	$18,051

Basic income per share:
Income from continuing operations	$0.96	$0.34
Income from discontinued operations	—	0.01

Net income	$0.96	$0.35

Diluted income per share:
Income from continuing operations	$0.94	$0.33
Income from discontinued operations	—	0.01

Net income	$0.94	$0.34

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the six months ended June 30,
	2008	2007
Net sales and revenues:
Net sales	$558,686	$498,533
Interest income on instalment notes	96,732	100,227
Miscellaneous	10,308	18,058

	665,726	616,818

Costs and expenses:
Cost of sales (exclusive of depreciation)	374,929	346,097
Depreciation	27,600	22,221
Selling, general and administrative	75,270	75,576
Provision for losses on instalment notes	7,327	5,390
Postretirement benefits	13,188	13,019
Interest expense—mortgage-backed/asset-backed notes	54,154	59,516
Interest rate hedge ineffectiveness	16,981	—
Interest expense—other debt	16,899	14,565
Amortization of intangibles	705	920
Restructuring and impairment charges	6,770	—

	593,823	537,304

Income from continuing operations before income tax expense	71,903	79,514
Income tax expense	20,628	29,609

Income from continuing operations	51,275	49,905
Loss from discontinued operations	—	(2,229)

Net income	$51,275	$47,676

Basic income (loss) per share:
Income from continuing operations	$0.98	$0.96
Loss from discontinued operations	—	(0.04)

Net income	$0.98	$0.92

Diluted income (loss) per share:
Income from continuing operations	$0.96	$0.95
Loss from discontinued operations	—	(0.04)

Net income	$0.96	$0.91

Dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$114,713	$520	$497,032		$(290,986)	$(91,853)
Comprehensive income:
Net income	51,275			$51,275	51,275
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans	1,273			1,273		1,273
Net unrealized loss on hedges	(4,311)			(4,311)		(4,311)

Comprehensive income				$48,237

Effects of changing the pension plan measurement date pursuant to FASB 158:
Service cost, interest cost, and expected return on plan assets for October 1–December 31, 2007, net of taxes	(4,603)				(4,603)
Amortization of actuarial gain and prior service cost for October 1–December 31, 2007, net of taxes	670					670
Purchases of stock under stock repurchase program	(363)		(363)
Proceeds from public stock offering	280,432	32	280,400
Stock issued upon the exercise of stock options	7,544	4	7,540
Stock issued upon conversion of convertible notes	785	1	784
Tax benefit from the exercise of stock options	6,322		6,322
Dividends paid, $0.10 per share	(5,225)		(5,225)
Stock-based compensation	4,084		4,084
Other	(1,402)		(1,402)

Balance at June 30, 2008	$451,194	$557	$789,172		$(244,314)	$(94,221)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$51,275	$47,676
Loss from discontinued operations	—	2,229

Income from continuing operations	51,275	49,905
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses on instalment notes receivable	7,327	5,390
Depreciation	27,600	22,221
Other	15,353	4,802
Decrease (increase) in assets:
Receivables	(51,054)	8,874
Inventories	(18,261)	(5,175)
Prepaid expenses	5,352	(639)
Instalment notes receivable, net	(41)	(41,099)
Increase (decrease) in liabilities:
Accounts payable	10,473	(2,888)
Accrued expenses	(2,568)	(23,852)
Accrued interest	(1,437)	(2,198)

Cash flows provided by operating activities	44,019	15,341

INVESTING ACTIVITIES
Purchases of loans	—	(34,988)
Principal payments received on purchased loans	8,028	20,908
Decrease in short-term investments, restricted	14,029	6,525
Additions to property, plant and equipment	(58,069)	(60,956)
Other	1,400	2,613

Cash flows used in investing activities	(34,612)	(65,898)

FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	25,000	113,350
Payments of mortgage-backed/asset-backed notes	(293,864)	(118,598)
Proceeds from issuances of other debt	280,000	—
Retirement of other debt	(315,669)	(29,071)
Proceeds from public stock offering	280,432	—
Other	1,733	(3,633)

Cash flows used in financing activities	(22,368)	(37,952)

Cash flows used in continuing operations	(12,961)	(88,509)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by operating activities	—	630

Cash flows provided by discontinued operations	—	630

Net decrease in cash and cash equivalents	$(12,961)	$(87,879)

Cash and cash equivalents at beginning of period	$30,614	$127,369
Add: Cash and cash equivalents of discontinued operations at beginning of period	—	1
Net decrease in cash and cash equivalents	(12,961)	(87,879)

Cash and cash equivalents at end of period	$17,653	$39,491

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES
Financing Activities:
Non-cash transaction:
One-year property insurance policy financing agreement	$17,355	$12,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 1—Basis of Presentation

        Walter Industries, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a diversified company which operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other. See Note 13. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction. In the fourth quarter of 2007, the Company began reporting United Land, the parent of Kodiak and Tuscaloosa Resources, Inc. ("TRI"), as part of Natural Resources due to its natural resource holdings. Prior to the fourth quarter of 2007, United Land was included in the Other segment. Operating results for the three and six months ended June 30, 2007 have been revised to reflect this change.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

        The table below presents the significant components of operating results included in the income (loss) from discontinued operations (in thousands):

	For the three months ended June 30, 2007	For the six months ended June 30, 2007
Net sales and revenues	$5,317	$12,358

Income (loss) from discontinued operations before income taxes	$433	$(3,428)
Income tax (expense) benefit	(152)	1,199

Income (loss) from discontinued operations	$281	$(2,229)

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 2—Discontinued Operations (Continued)

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

Note 3—Adoption of New Accounting Pronouncements

        In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and expands fair value financial statement disclosure requirements. SFAS No. 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements and does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities on January 1, 2008 did not have a material effect on the Company's consolidated financial statements. See Note 16 for fair value disclosures.

        In 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which, among other changes, requires companies to measure plan assets and liabilities as of the fiscal year-end reporting date. On January 1, 2008, the Company adopted the measurement provisions of SFAS No. 158 and elected the alternative transition method. Based on the actuarial valuation performed as of September 30, 2007, the Company's actuary provided a 15-month projection of net periodic pension cost to December 31, 2008. In recognizing the effects of changing the Company's measurement date from September 30 to December 31, the Company recorded a charge to accumulated deficit of $4.6 million, net of taxes of $3.1 million, increases in accumulated postretirement benefits obligation and pension liability of $6.1 million and $0.4 million, respectively, and a credit to accumulated other comprehensive loss of $0.7 million, net of taxes of $0.5 million.

Note 4—Restructuring and Impairment

        On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have been closed as part of the restructuring. As a result, the Company recorded a restructuring charge of $6.8 million in the first quarter of 2008, in Homebuilding, of which $4.3 million related to impairments of property, plant and equipment, $1.7 million related to severance obligations due to a 25 percent reduction in workforce at Homebuilding and $0.8 million related to lease obligations of closed sales centers. This charge appears as restructuring and impairment charges in the statements of income.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 4—Restructuring and Impairment (Continued)

        The following table summarizes restructuring activity for the three months ended June 30, 2008 (in thousands):

	Balance at March 31, 2008	Restructuring and Impairment Charges	Cash Payments	Balance at June 30, 2008
Severance obligations	$1,197	$—	$(746)	$451
Lease obligations	779	—	(372)	407

Total	$1,976	$—	$(1,118)	$858

        The following table summarizes restructuring activity for the six months ended June 30, 2008 (in thousands):

	Balance at January 1, 2008	Restructuring and Impairment Charges	Cash Payments	Other Non-Cash Charges	Balance at June 30, 2008
Impairments of property, plant and equipment	$—	$4,322	$—	$(4,322)	$—
Severance obligations	—	1,669	(1,218)	—	451
Lease obligations	—	779	(372)	—	407

Total	$—	$6,770	$(1,590)	$(4,322)	$858

Note 5—Restricted Short-Term Investments

        Restricted short-term investments at June 30, 2008 and December 31, 2007 include (i) temporary investments, primarily in commercial paper or money market accounts, with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($54.5 million and $68.8 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.3 million and $7.1 million, respectively).

Note 6—Instalment Notes Receivable

        Instalment notes receivable are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Instalment notes receivable	$1,610,794	$1,616,753
Mortgage loans	224,897	234,298
Less: Allowance for losses	(13,946)	(13,992)

Net	$1,821,745	$1,837,059

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 7—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$37,788	$29,650
Goods in process	16,302	19,598
Raw materials and supplies	23,272	16,021
Repossessed houses held for resale	42,575	36,407

Total inventories	$119,937	$101,676

Note 8—Debt

2005 Walter Credit Agreement

        In 2005, Walter entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which includes (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $139.7 million of which was outstanding as of June 30, 2008 with a weighted average interest rate of 5.672%, and (2) a $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        On April 30, 2008, Walter amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to mature in July 2008 and October 2008, respectively. The amendment also increases the interest rate on the revolving credit facility and the term loan to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increases from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing business.

        In connection with the amendment to the 2005 Walter Credit Agreement, the Company incurred $3.7 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the revolving credit facility.

        During the six months ended June 30, 2008, the Company borrowed $280.0 million under the revolving credit facility. On June 16, 2008, the Company completed an offering of shares of its common

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 8—Debt (Continued)

stock and received $280.4 million of net proceeds, as more fully discussed in Note 11. During June 2008, the net proceeds from the offering were used to repay $77.9 million on the outstanding term loan and $202.5 million on the revolving credit facility. Additional repayments on the revolving credit facility during the three months ended June 30, 2008 totaled $28.7 million. At June 30, 2008, the Company had $48.8 million outstanding under the revolving credit facility at a weighted average interest rate of 5.48%.

        Under the terms of the Company's amended 2005 Walter Credit Agreement, availability under the revolving credit facility was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. As of June 30, 2008, the Company had $47.5 million in outstanding stand-by letters of credit and $277.5 million of availability for future borrowings under the revolving credit facility.

        In connection with the repayments discussed above, the Company recognized an additional amortization of $3.1 million of previously deferred financing fees. This amortization charge is included in interest expense in the statements of income.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At the beginning of the second quarter of 2008, the Company had two variable funding loan facilities ("warehouse facilities") totaling $350.0 million that provided temporary warehouse financing to Walter Mortgage Company ("WMC") for its current purchases of instalment notes and mortgages originated by Homebuilding.

        On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement, as discussed above. With the termination of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

        In addition, after May 1, 2008, WMC is no longer providing financing to new customers of Homebuilding. However, substantially all of the backlog of homes with signed contracts and those which were under construction as of May 1, 2008, were or are expected to be completed over the next six months and financed by WMC. The Company will finance these WMC instalment notes receivable with operating cash flows or funds from borrowings under the revolving credit facility. Homebuilding is transitioning to a third-party financing model including the use of government-sponsored loan programs.

Convertible Notes

        In January 2008, the holders of the remaining $0.8 million 3.75% Convertible Senior Subordinated Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 9—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,002	$1,014	$753	$783
Interest cost	3,003	2,725	5,378	4,968
Expected return on plan assets	(3,632)	(3,059)	—	—
Amortization of prior service cost	76	104	(794)	(887)
Amortization of net actuarial loss	615	1,142	1,259	1,823

Net periodic benefit cost	$1,064	$1,926	$6,596	$6,687

	Pension Benefits		Other Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$2,004	$2,028	$1,506	$1,533
Interest cost	6,006	5,450	10,752	9,771
Expected return on plan assets	(7,264)	(6,118)	—	—
Amortization of prior service cost	152	208	(1,588)	(1,951)
Amortization of net actuarial loss	1,230	2,285	2,518	3,666

Net periodic benefit cost	$2,128	$3,853	$13,188	$13,019

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 10—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in accumulated postretirement benefits obligations. Comprehensive income for the three months ended June 30, 2008 and 2007 was $46.5 million and $14.2 million, respectively. Comprehensive income for the six months ended June 30, 2008 and 2007, was $48.2 million and $43.5 million, respectively.

Note 11—Stockholders' Equity

        On June 16, 2008, the Company completed a public offering of 3,220,000 shares of its common stock at a price of $90.75 per share. The Company received $280.4 million of net proceeds from this offering, after deducting underwriting discounts and offering expenses. The Company used the net proceeds from this offering to repay $280.4 million of the borrowings outstanding under the Company's 2005 Walter Credit Agreement. See Note 8.

        On July 31, 2008, the Board of Directors approved an increase in the Company's regular quarterly dividend rate from $0.05 per common share to $0.10 per common share, payable on September 12, 2008 to shareholders of record at the close of business on August 8, 2008.

Note 12—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except per share data):

	For the three months ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$50,776	$50,776	$17,770	$17,770
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	—	—	5

	$50,776	$50,776	$17,770	$17,775

Income from discontinued operations	$—	$—	$281	$281

Denominator:
Average number of common shares outstanding	52,983	52,983	52,081	52,081
Effect of dilutive securities:
Stock options and restricted stock units ("units")(b)	—	788	—	410
3.75% convertible senior subordinated notes(a)	—	—	—	84

	52,983	53,771	52,081	52,575

Income from continuing operations per share	$0.96	$0.94	$0.34	$0.33
Income from discontinued operations per share	—	—	0.01	0.01

Net income per share	$0.96	$0.94	$0.35	$0.34

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 12—Net Income Per Share (Continued)

	For the six months ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$51,275	$51,275	$49,905	$49,905
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	—	—	10

	$51,275	$51,275	$49,905	$49,915

Loss from discontinued operations	$—	$—	$(2,229)	$(2,229)

Denominator:
Average number of common shares outstanding	52,582	52,582	52,046	52,046
Effect of dilutive securities:
Stock options and restricted stock units ("units")(b)	—	751	—	395
3.75% convertible senior subordinated notes(a)	—	—	—	84

	52,582	53,333	52,046	52,525

Income from continuing operations per share	$0.98	$0.96	$0.96	$0.95
Loss from discontinued operations per share	—	—	(0.04)	(0.04)

Net income per share	$0.98	$0.96	$0.92	$0.91

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

(b)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended June 30, 2008 and 2007 totaling 58,967 and 578,491, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and restricted stock units outstanding for the six months ended June 30, 2008 and 2007 totaling 70,368 and 784,569, respectively, were excluded because their effect would have been anti-dilutive.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 13—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended June 30,
	2008	2007
Net sales and revenues:
Natural Resources	$237,428	$139,019
Sloss	53,265	33,122

Natural Resources and Sloss	290,693	172,141
Financing	51,722	55,046
Homebuilding	39,227	68,175

Financing and Homebuilding Group	90,949	123,221
Other	706	3,268
Consolidating eliminations	(12,312)	(2,106)

Sales and revenues	$370,036	$296,524

Segment operating income (loss):
Natural Resources	$64,573	$22,399
Sloss	15,091	2,948

Natural Resources and Sloss	79,664	25,347
Financing(a)	14,334	13,045
Homebuilding	(3,243)	(467)

Financing and Homebuilding Group	11,091	12,578
Other	(8,184)	(4,941)
Consolidating eliminations	(245)	—

Operating income from continuing operations	82,326	32,984
Less other debt interest expense	(11,184)	(7,218)

Income from continuing operations before income tax expense	71,142	25,766
Income tax expense	20,366	7,996

Income from continuing operations	$50,776	$17,770

Depreciation:
Natural Resources	$11,528	$8,776
Sloss	979	943

Natural Resources and Sloss	12,507	9,719
Financing	123	273
Homebuilding	775	1,272

Financing and Homebuilding Group	898	1,545
Other	228	327

Total	$13,633	$11,591

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 13—Segment Information (Continued)

	For the six months ended June 30,
	2008	2007
Net sales and revenues:
Natural Resources	$390,459	$310,465
Sloss	104,136	65,923

Natural Resources and Sloss	494,595	376,388
Financing	103,826	108,793
Homebuilding	79,299	130,308

Financing and Homebuilding Group	183,125	239,101
Other	1,124	4,538
Consolidating eliminations	(13,118)	(3,209)

Sales and revenues	$665,726	$616,818

Segment operating income (loss):
Natural Resources	$82,383	$79,940
Sloss	33,791	4,254

Natural Resources and Sloss	116,174	84,194
Financing(a), (b)	7,622	23,616
Homebuilding(c)	(17,970)	(3,145)

Financing and Homebuilding Group	(10,348)	20,471
Other	(16,380)	(10,586)
Consolidating eliminations	(644)	—

Operating income from continuing operations	88,802	94,079
Less other debt interest expense	(16,899)	(14,565)

Income from continuing operations before income tax expense	71,903	79,514
Income tax expense	20,628	29,609

Income from continuing operations	$51,275	$49,905

Depreciation:
Natural Resources	$22,903	$16,656
Sloss	1,985	1,859

Natural Resources and Sloss	24,888	18,515
Financing	258	554
Homebuilding	1,994	2,506

Financing and Homebuilding Group	2,252	3,060
Other	460	646

Total	$27,600	$22,221

(a)
Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $25.8 million and $29.7 million for the three months ended June 30, 2008 and 2007, respectively, and $54.2 million and $59.5 million for the six months ended June 30, 2008 and 2007, respectively.

(b)
Operating income for Financing for the six months ended June 30, 2008 includes a charge of $17.0 million related to interest rate hedge ineffectiveness.

(c)
Operating loss for Homebuilding for the six months ended June 30, 2008 includes restructuring charges of $6.8 million related to the closing of 36 sales centers.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 14—Commitments and Contingencies

  Income Tax Litigation

        The Company is currently under audit by the Internal Revenue Service (the "IRS) for the years ended December 31, 2002 through December 31, 2005 and the IRS has proposed adjustments relating to the audit. The Company is in the process of reviewing these proposed adjustments and management believes that the final resolution of the proposed adjustments will not have a material adverse effect on the financial condition of the Company.

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

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 14—Commitments and Contingencies (Continued)

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

        Sloss and Walter Industries, Inc. have received a letter from attorneys purporting to represent a group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance and trespass. The allegations against Sloss relate to air emissions from its coking facility. Walter is named in this litigation because of its ownership interest in Sloss. The Company has reached an agreement in principle for the settlement of these allegations. As a result, the Company recognized a charge of $2.2 million in the second quarter of 2008 as selling, general and administrative expenses in the statements of income.

        Sloss Industries entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantially complete. At the end of 2004, the EPA re-directed Sloss' RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Sloss implemented the approved EI Sampling Plan in April 2005. The EPA approved/finalized the EI determinations for Sloss' Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Sloss has responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III Plan. However, additional requests by EPA have expanded and continue to expand the scope of the project and will necessitate additional sampling and testing. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Sloss site or other sites, management does not believe at

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

Note 14—Commitments and Contingencies (Continued)

this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

Note 15—Income Taxes

        The Company's effective tax rate for the three and six months ended June 30, 2008 was 28.6% and 28.7%, respectively, compared to 31.0% and 37.2% for the same periods in 2007. The effective tax rate for the three and six months ended June 30, 2008 includes the favorable impact of a $3.7 million tax credit resulting from the resolution of certain Federal tax matters associated with the IRS audit for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. Excluding this discrete item, the effective tax rate for the six months ended June 30, 2008 would have been 33.8%. The resolution of certain Federal tax matters also resulted in a net reduction to the accrual for unrecognized tax benefits of $1.1 million. The effective tax rate in 2007 includes the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this discrete item, the effective tax rate for the six months ended June 30, 2007 would have been 31.7%. Both 2008 and 2007 effective tax rates differ from the Federal statutory rate primarily due to the benefit from percentage depletion and domestic production deductions.

Note 16—Fair Value of Financial Instruments

        The Company measures certain financial instruments at fair value on a recurring basis, including interest rate and natural gas hedging agreements. The following table summarizes the fair value of these financial instruments at June 30, 2008 by type of inputs used (in thousands):

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate hedge agreements	$521	$—	$521	$—
Natural gas hedge agreements	15,624	—	15,624	—

        The interest rate and natural gas hedge agreements are classified within Level 2 of the fair value hierarchy because they are valued using quoted dealer prices for similar contracts.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 13 of "Notes to Condensed Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Three Months Ended June 30, 2008 and 2007

	For the three months ended June 30, 2008
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$233,274	$52,862	$3,183	$38,599	$80	$(12,312)	$315,686
Interest income on instalment notes	—	—	48,022	—	—	—	48,022
Miscellaneous income	4,154	403	517	628	626	—	6,328

Net sales and revenues	237,428	53,265	51,722	39,227	706	(12,312)	370,036
Cost of sales	148,390	32,038	1,461	31,054	17	(12,067)	200,893
Interest expense(1)	—	—	25,846	—	—	—	25,846
Depreciation	11,528	979	123	775	228	—	13,633
Selling, general & administrative	5,586	5,319	6,795	10,793	8,907	—	37,400
Provision for possible losses on instalment notes	—	—	3,002	—	—	—	3,002
Postretirement benefits	7,284	(162)	(112)	(152)	(262)	—	6,596
Amortization of other intangibles	67	—	273	—	—	—	340

Operating income (loss)	$64,573	$15,091	$14,334	$(3,243)	$(8,184)	$(245)	82,326

Other debt interest expense							(11,184)

Income from continuing operations before income taxes							$71,142

(1)
Excludes other debt interest expense.

	For the three months ended June 30, 2007
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$135,174	$32,975	$3,360	$68,150	$1,593	$(2,106)	$239,146
Interest income on instalment notes	—	—	50,662	—	—	—	50,662
Miscellaneous income	3,845	147	1,024	25	1,675	—	6,716

Net sales and revenues	139,019	33,122	55,046	68,175	3,268	(2,106)	296,524
Cost of sales	95,269	27,050	2,208	51,444	592	(2,106)	174,457
Interest expense(1)	—	—	29,745	—	—	—	29,745
Depreciation	8,776	943	273	1,272	327	—	11,591
Selling, general & administrative	5,173	2,397	6,946	16,074	7,535	—	38,125
Provision for possible losses on instalment notes	—	—	2,493	—	—	—	2,493
Postretirement benefits	7,402	(216)	(106)	(148)	(245)	—	6,687
Amortization of other intangibles	—	—	442	—	—	—	442

Operating income (loss)	$22,399	$2,948	$13,045	$(467)	$(4,941)	$—	32,984

Other debt interest expense							(7,218)

Income from continuing operations before income taxes							$25,766

(1)
Excludes other debt interest expense.

Overview

        The Company's income from continuing operations for the three months ended June 30, 2008 was $50.8 million, or $0.94 per diluted share, which compares to $17.8 million, or $0.33 per diluted share for the three months ended June 30, 2007.

        In the three months ended June 30, 2008, the Company's results included a 24.8% increase in net sales and revenues and a 149.6% increase in operating income from continuing operations versus the same period in 2007. These results were led by the Company's core Natural Resources and Sloss businesses that generated combined revenues of $290.7 million, up 68.9% versus the same period in 2007, and combined operating income of $79.7 million, up 214.3% versus the same period in 2007. Factors contributing to these increases included higher average metallurgical coal and coke pricing as well as increased volumes. Partially offsetting these favorable increases were decreases in net sales and revenues and operating income from the combined Homebuilding and Financing businesses. Revenues and operating income from these businesses declined due to fewer unit deliveries and an additional discount charge on instalment notes receivable originated during the second quarter of 2008 at Homebuilding as well as lower prepayment-related interest income at Financing. The impact of these factors on the combined operating income for these businesses was partially offset by lower selling, general and administrative expenses at Homebuilding resulting from restructuring actions taken in February 2008 and from lower interest expense at Financing as a result of the April 2008 repayment of all outstanding borrowings under its variable funding loan facilities ("warehouse facilities") as discussed in Note 8 of the "Notes to Condensed Consolidated Financial Statements."

Outlook and Strategic Initiatives

  Natural Resources and Sloss

  •
  Through the second quarter of 2008, the Company has contracted for the sale of approximately 2.8 million metric tons of its 2008-2009 metallurgical coal tonnage at an average price in excess of $315 per metric ton FOB Port. In addition, Company has contracted for the sale of approximately 4.1 million metric tons of its 2008-2009 metallurgical coal tonnage at an average price in excess of $135 per metric ton FOB Port. Approximately 300,000 tons remain to be shipped in the third quarter of 2008 at carryover pricing of $101 per metric ton FOB port, which results from the 2007-2008 contract pricing year commitments.

  •
  The Company's metallurgical coal commands prices that are among the highest in the industry. Continuing supply constraints and the strength of the international steel market, which has created extraordinary demand for high-quality hard coking coals, have set the stage for ongoing strength in metallurgical coal pricing beyond the 2008-2009 contract year. With about one million tons of incremental capacity scheduled to begin coming online in the second half of 2008 and two million additional annualized tons coming online in the first half of 2009, the Company is very well positioned to take advantage of the robust market for its coal. The Company has about 60% of its calendar year 2009 metallurgical coal production un-priced and 100% is unpriced for 2010.

  •
  With the continued development of the Mine No. 7 Southwest "A" panel and the scheduled start up of the longwall during the week of August 25th, 2008, the Company has affirmed its expectations that metallurgical coal production will total between 6.7 million and 7.1 million tons in 2008. Total metallurgical coal production of 1.4 million tons for the second quarter of 2008 was in line with the previously announced 2.8 - 3.0 million-ton range for the first half of the year. Incremental tonnage expected in the second half of 2008 is primarily associated with the Southwest "A" panel.

  •
  Metallurgical coal sales are expected to be 7.0–7.2 million tons in 2008, exceeding the production range of 6.7–7.1 million tons. The incremental coal volumes result from sales of purchased coal.

  •
  Coal production costs for the first half of the year averaged $52.62 per ton. However, with the expected significant increase in longwall tons over the last four months of the year, the Company expects a reduction of this cost on a full-year basis to around $50.00 per ton, which is in line with the Company's previous estimate of a range between $45.00 and $50.00 per ton for the full year. However, rising raw material costs, such as energy and steel, could negatively impact these estimates. Production cost estimates reflect a continued high ratio of continuous miner development tons to longwall tons. Cost per ton throughout 2008 will mirror forecasted production volumes with higher cost per ton in the first half versus the second half of 2008. The higher mix of continuous miner tons, when compared to historical averages, is expected to improve later this year when production begins in the Southwest "A" panel. Upon completion of this panel, the Company expects to return to a higher mix of continuous miner tons until the Mine No. 7 East longwall begins operation in 2009. As a result, 2009 average costs are expected to decline by approximately $3.00 to $5.00 per ton.

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

  •
  Freight costs on metallurgical coal sales are projected to average $13.00 to $14.00 per ton in 2008. Royalties are expected to average 5.0% to 5.5% of metallurgical coal revenues in 2008. Royalty expense in 2008 is lower than historical levels, as the incremental production from the Southwest "A" panel is on property owned by the Company. Royalty expenses in 2009 are expected to return to more normal levels and are expected to average 7.0 to 8.0%.

  •
  Natural gas production in 2008 is projected to range between 6.8 and 7.2 billion cubic feet. The Company has approximately 68% of expected production hedged for the second half of 2008, at $8.63 per mmbtu.

  •
  Results at Kodiak Mining improved as sales for the quarter were channeled into the higher-priced international metallurgical coal market. However, tons produced since inception are lower than originally projected. Factors including lower yields, significant equipment downtime and adverse geological conditions have all contributed to the shortfall. Although Kodiak Mining has not been profitable to date, it continues to make improvements in its operations and production. With these improvements and the continued strength in the metallurgical and thermal coal markets, the Company believes that this business can achieve profitability over the next several quarters.

  •
  Sloss posted operating income of $15.1 million on the strength of increased coke prices. Sloss' pricing and production are expected to remain strong throughout the remainder of the year. However, higher raw material costs may marginally offset higher pricing over the course of 2008.

  •
  Sloss recently sold coke at spot prices in the $500 per ton range, more than $100 higher than current contract pricing. This indicates that there may be considerable upside to the market, which bodes well for 2009 settlements. Sloss currently has more than 90% of its 2009 volumes to unpriced.

  •
  On July 31, 2008, the Board of Directors approved a plan to expand the Company's United Land subsidiary's surface mining operations by opening a new coal mine with 0.4 million tons of annual capacity. United Land's new mine, to be known as Flat Top Mine, is a 600-acre surface coal mine with reserves of approximately 2.3 million tons of steam and industrial coal on land owned by the Company. Development of the mine will begin immediately and, because permits are already in place, coal is expected to be available for sale by May 2009 and is expected to be accretive to earnings in 2009. United Land will invest approximately $30.0 million to develop the mine, which will employ approximately 50 people, and will be located in Jefferson County, Alabama, 11 miles northwest of Birmingham.

  •
  The Company continues to focus on growing its Natural Resources business internally and externally. Internal growth is expected from the Mine No. 7 East expansion project, which remains on schedule. Metallurgical coal production is expected to increase nearly 50% over the next two years. The Company continues to evaluate expansion opportunities, such as the Flat Top Mine discussed above, including potential acquisitions and further investments in coal and natural gas. The Company routinely evaluates potential new coal reserves and also explores for natural gas to supplement its existing businesses, both within close proximity and outside of its existing operations. While there are coal seams adjacent to Jim Walter Resources' mines that have substantially similar characteristics to the Company's existing coal products, there is no assurance that these coal seams would have economic viability. The Company is also exploring for additional sources of natural gas within coal beds and various shale strata at depths down to approximately 8,000 feet below the surface. Although natural gas is known to exist in many of these strata, there is no assurance that this exploration activity will result in commercially viable operations.

Homebuilding and Financing

  •
  On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have been closed as part of the restructuring. As a result, the Company recorded a restructuring charge of $6.8 million in the first quarter of 2008, in Homebuilding, of which $4.3 million related to impairments of property, plant and equipment, $1.7 million related to severance obligations due to a 25 percent reduction in workforce at Homebuilding and $0.8 million related to lease obligations of closed sales centers. This charge appears as restructuring and impairment charges in the statement of income.

  •
  As a result of the restructuring, the Company expects an estimated $26.0 million to $28.0 million in annualized selling, general and administrative expense savings, much of which is expected to be realized in 2008. Approximately $5.0 million of these cost savings were realized in the second quarter of 2008.

  •
  In April 2008, the Company amended its 2005 Walter Credit Agreement, increasing the revolver portion of the agreement by $250.0 million to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to expire in July 2008 and October 2008, respectively. On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement, as discussed above. With the termination of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

  •
  In addition, after May 1, 2008, Walter Mortgage Company ("WMC") is no longer providing financing to customers of Homebuilding. However, the backlog of homes with signed contracts and those which were under construction as of May 1, 2008 are being financed by WMC. In the second quarter 2008, WMC financed 390 instalment contracts with a face value of approximately $33.0 million. As of June 30, 2008, an estimated 370 homes remain in the backlog, representing a total of approximately $35.0 million in value to be funded by WMC over the next six months.

    The Company will finance these WMC instalment notes receivable with operating cash flows or funds from borrowings under the increased revolving credit facility.

  •
  Homebuilding is transitioning to a third-party financing model including the use of government-sponsored loan programs. As a result of the transition period required to move to this third-party financing model, the Company expects Homebuilding unit deliveries in 2008 to be lower than prior periods.

Other

  •
  The Company remains committed to completing the separation of the Homebuilding and Financing businesses. This initiative will create a pure play natural resources company and should preserve the value inherent in the Financing and Homebuilding assets.

  •
  In June 2008, the Company completed an offering of 3.2 million shares of its common stock, from which it received $280.4 million of net proceeds. The Company used these proceeds to repay a portion of the term loan and revolving credit facility borrowings under the Company's Amended 2005 Walter Credit Agreement. As a result of this debt repayment, interest expense in the second quarter 2008 included $3.1 million in accelerated amortization of deferred financing fees.

  •
  The Board of Directors approved an increase in the Company's regular quarterly dividend rate from $0.05 per common share to $0.10 per common share, payable beginning on September 12, 2008 to shareholders of record at the close of business on August 8, 2008.

Summary of Second Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended June 30, 2008 were $370.0 million, an increase of $73.5 million, or 24.8% from $296.5 million in the same period in 2007. This increase in revenues was primarily driven by higher metallurgical coal and coke pricing as well as higher coal and coke sales volumes. These increases were partially offset by declines in unit deliveries at Homebuilding, a $4.2 million increase in the discount charge on instalment notes receivable originated during the second quarter of 2008, and lower Financing prepayment income.

        Cost of sales, exclusive of depreciation, increased $26.4 million to $200.9 million and represented 63.6% of net sales for the three months ended June 30, 2008 versus $174.5 million or 72.9% of net sales for the same period in 2007. The increase in costs results from increased sales volume at both Natural Resources and Sloss, as well as increased material costs at Sloss and higher material, labor and freight costs at Natural Resources. These increases were partially offset by lower costs at Homebuilding resulting from fewer unit deliveries. The decrease in cost of sales as a percentage of net sales in 2008 as compared to 2007 results primarily from increased sales pricing, which outpaced cost increases at Natural Resources and Sloss.

        Depreciation for the three months ended June 30, 2008 was $13.6 million, an increase of $2.0 million compared to the same period in 2007. The increase was primarily due to the Company's continued investment in the expansion of Natural Resources' mining operations and replacement of equipment.

        Interest expense—mortgage-backed notes was $25.8 million for the three months ended June 30, 2008, down $3.9 million compared to the same period in 2007. This decrease was due to a reduction in the weighted average borrowings outstanding for the three months ended June 30, 2008 as compared to the same period in 2007 resulting from the pay-off and termination of the warehouse facilities in April 2008 totaling $214.0 million, as well as normal repayments on the other securitized notes. The weighted average interest rate for the three months ended June 30, 2008 was also slightly lower as compared to the same period in 2007.

        Interest expense—other debt increased $4.0 million to $11.2 million for the three months ended June 30. 2008, primarily as a result of increased weighted average borrowings outstanding and the expensing of previously deferred financing fees, partially offset by a reduction in the weighted average interest rate. For further discussion, see Note 8 of the "Notes to Condensed Consolidated Financial Statements."

        The Company's effective tax rate for the three months ended June 30, 2008 and 2007 was 28.6% and 31.0%, respectively. The effective tax rate for the three months ended June 30, 2008 includes the favorable impact of a $3.7 million tax credit resulting from the resolution of certain Federal tax matters associated with the IRS audit for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. Excluding this discrete item, the effective tax rate for the quarter would have been 33.8%. Both 2008 and 2007 effective tax rates differ from the Federal statutory rate primarily due to the benefits from percentage depletion and domestic production deductions.

        The current and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Natural Resources

        Natural Resources, which include the operations of Jim Walter Resources, Kodiak Mining, TRI and United Land, reported revenues of $237.4 million in the second quarter of 2008, an increase of $98.4 million from the same period last year. The increase in revenues was primarily due to a 17.5% increase in selling prices for metallurgical coal, as compared to the same period in 2007. Additionally, there was an increase in sales from Kodiak Mining and the addition of TRI sales in 2008. Statistics presented in the following table relate to Jim Walter Resources only.

	Three months ended June 30,
	2008	2007
Average Coal Selling Price (per short ton)	$110.79	$94.29
Tons of Coal Sold (in thousands)	1,747	1,301
Average Natural Gas Selling Price (per MCF)	$8.99	$7.96
Billion Cubic Feet of Natural Gas Sold	1.6	1.8
Number of Natural Gas Wells	412	427

        Natural Resources reported operating income of $64.6 million in the second quarter of 2008, compared to $22.4 million in the same period in 2007. The $42.2 million increase in operating income was primarily the result of the increase in net sales and revenues discussed above, partially offset by an increase in cost of sales of $53.1 million, due to increased sales volume and increased production costs per ton caused by inflationary increases in material, labor and freight costs as well as a higher mix of continuous miner tons to longwall tons associated with the development of the Mine No. 7 Southwest "A" panel and the Mine No. 7 East expansion at Jim Walter Resources. Additionally, depreciation increased $2.8 million.

  Sloss

        Sloss generated net sales and revenues of $53.3 million for the three months ended June 30, 2008, an increase of 60.8% compared to the same period in 2007, and generated operating income of $15.1 million, an increase of $12.1 million compared to the same period in 2007. These increases were driven by higher coke pricing and increased sales volumes, partially offset by higher raw material coal costs and a $2.2 million charge related to the resolution of a legal matter.

  Financing

        Net sales and revenues were $51.7 million for the three months ended June 30, 2008, a decrease of $3.3 million from the same period in 2007 primarily due to lower prepayment income. Financing generated operating income of $14.3 million in the three months ended June 30, 2008, an increase of $1.3 million over the same period in 2007. The increase in operating results was primarily due to a reduction in interest expense partially offset by decreased revenues as discussed above. The decrease in interest expense was caused by a reduction in the weighted average borrowings outstanding for the three months ended June 30, 2008 as compared to the same period in 2007 that resulted from the pay-off and termination of the warehouse facilities totaling $214.0 million in April 2008, as well as normal repayments on the other securitized notes. The weighted average interest rate for the three months ended June 30, 2008 was also slightly lower as compared to the same period in 2007.

        Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.1% at June 30, 2008, compared to 3.8% at June 30, 2007. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

  Homebuilding

        Net sales and revenues were $39.2 million for the three months ended June 30, 2008, a decrease of $28.9 million from the same period in 2007 primarily as a result of a 38.7% decrease in units completed and a $4.2 million increase in the discount required to transfer instalment notes receivable to Financing at estimated market value. As a result of the current volatility and lack of liquidity in the residential mortgage market, the discount required to fairly value the instalment notes receivable increased significantly and resulted in an additional discount within Homebuilding. The discount will be recognized as interest income over the life of the instalment notes receivable in the Financing segment.

	Three months ended June 30,
	2008	2007
Unit completions	421	687
Average revenue per home sold(1)	$90,200	$98,900

    (1)
    Includes the effect of the discount required to sell instalment notes receivable to Financing at the estimated market value.

        Homebuilding's operating loss was $3.2 million for the three months ended June 30, 2008 compared to an operating loss of $0.5 million for the three months ended June 30, 2007. The increase in operating loss was primarily due to the effect of lower sales volume and the increase in the discount discussed above, offset in part by lower personnel related cost as a result of the restructuring in the first quarter 2008 as further discussed in Note 4 of the "Notes to Condensed Consolidated Financial Statements."

  Other

        Results in the "Other" segment, comprised of the Company's corporate expenses and land subsidiaries other than United Land, decreased by $3.2 million in the first quarter of 2008 when compared to the same period in 2007 caused primarily by reduced interest income and reduced land sales.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Six Months Ended June 30, 2008 and 2007

	For the six months ended June 30, 2008
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
(in thousands)
Net sales	$383,788	$103,524	$5,753	$78,659	$80	$(13,118)	$558,686
Interest income on instalment notes	—	—	96,732	—	—	—	96,732
Miscellaneous income	6,671	612	1,341	640	1,044	—	10,308

Net sales and revenues	390,459	104,136	103,826	79,299	1,124	(13,118)	665,726
						—
Cost of sales	259,977	60,367	3,231	63,811	17	(12,474)	374,929
Interest expense(1)	—	—	54,154	—	—	—	54,154
Interest rate hedge ineffectiveness	—	—	16,981	—	—	—	16,981
Depreciation	22,903	1,985	258	1,994	460	—	27,600
Selling, general & administrative	10,492	8,316	13,912	24,998	17,552	—	75,270
Provision for possible losses on instalment notes	—	—	7,327	—	—	—	7,327
Postretirement benefits	14,565	(323)	(225)	(304)	(525)	—	13,188
Amortization of other intangibles	139	—	566	—	—	—	705
Restructuring & impairment charges	—	—	—	6,770	—	—	6,770

Operating income (loss)	$82,383	$33,791	$7,622	$(17,970)	$(16,380)	$(644)	88,802

Other debt interest expense							(16,899)

Income from continuing operations before income taxes							$71,903

(1)
Excludes other debt interest expense.

	For the six months ended June 30, 2007
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
(in thousands)
Net sales	$297,818	$65,539	$6,433	$130,259	$1,693	$(3,209)	$498,533
Interest income on instalment notes	—	—	100,227	—	—	—	100,227
Miscellaneous income	12,647	384	2,133	49	2,845	—	18,058

Net sales and revenues	310,465	65,923	108,793	130,308	4,538	(3,209)	616,818
Cost of sales	189,869	55,361	4,005	99,418	653	(3,209)	346,097
Interest expense(1)	—	—	59,516	—	—	—	59,516
Depreciation	16,656	1,859	554	2,506	646	—	22,221
Selling, general & administrative	9,555	4,881	15,004	31,825	14,311	—	75,576
Provision for possible losses on instalment notes	—	—	5,390	—	—	—	5,390
Postretirement benefits	14,445	(432)	(212)	(296)	(486)	—	13,019
Amortization of other intangibles	—	—	920	—	—	—	920

Operating income (loss)	$79,940	$4,254	$23,616	$(3,145)	$(10,586)	$—	94,079

Other debt interest expense							(14,565)

Income from continuing operations before income taxes							$79,514

(1)
Excludes other debt interest expense.

Summary of Year to Date Consolidated Results of Continuing Operations

        Net sales and revenues for the six months ended June 30, 2008 were $665.7 million. Revenues increased by $48.9 million, or 7.9% from $616.8 million in the same period in 2007. The increase in revenues was primarily driven by higher metallurgical coal and coke pricing as well as increased coal sales volumes partially offset by declines in unit deliveries at Homebuilding, an additional discount on instalment notes originated during the first half of 2008, and a decline in Financing's prepayment income.

        Cost of sales, exclusive of depreciation, increased $28.8 million to $374.9 million for the six months ended June 30, 2008 and represented 67.1% of net sales in 2008 versus $346.1 million and 69.4% of net sales in the same period of 2007. Natural Resources and Sloss generated increased costs related to increased sales volume, as well as increased material, labor and freight costs. These increases were partially offset by decreases from Homebuilding as a result of fewer unit deliveries. The decrease in cost of sales as a percentage of net sales in 2008 resulted primarily from the increased sales pricing, which outpaced increased costs at Natural Resources and Sloss.

        Depreciation for the six months ended June 30, 2008 was $27.6 million, an increase of $5.4 million compared to the same period in 2007. The increase was primarily due to the Company's continued investment in the expansion of Natural Resources' mine operations and replacement of mining equipment.

        Provision for losses on instalment notes increased $1.9 million to $7.3 million for the six months ended June 30, 2008 compared to $5.4 million for the same period in 2007. This increase primarily relates to increased losses on the ARM portion of the mortgage loans in the instalment notes receivable portfolio.

        Interest expense—mortgage-backed/asset-backed notes decreased $5.4 million for the six months ended June 30, 2008 compared to the same period in 2007. This decrease was due to a reduction in the weighted average borrowings outstanding for the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to the pay-off and retirement of the warehouse facilities in April

2008 totaling $214.0 million as well as normal repayments on the other securitized notes. The weighted average interest rate for the six months ended June 30, 2008 was also slightly lower as compared to the same period in 2007.

        The interest rate hedge ineffectiveness charge of $17.0 million in the six months ended June 30, 2008 was recorded to recognize a loss on Financing's maturing interest rate swaps that no longer qualified for hedge accounting treatment. The interest rate swaps, originally intended to hedge the Company's next securitization, no longer qualified for hedge accounting treatment because the Company does not plan to access the distressed securitization market. This loss would normally have been amortized over the life of the securitization and the cash outflow would have been offset by increased securitization cash proceeds. All of Financing's hedges were settled on April 1, 2008 and Financing has no more hedges outstanding.

        Interest expense—other debt increased $2.3 million to $16.9 million for the six months ended June 30, 2008 primarily as a result of increased weighted average borrowings outstanding and expensing previously deferred financing fees, partially offset by a reduction in weighted average interest rate. For further discussion see Note 8 of the "Notes to Condensed Consolidated Financial Statements."

        Restructuring charges of $6.8 million in the six months ended June 30, 2008 represent charges for the restructuring of Homebuilding in the first quarter of 2008 as further discussed in Note 4 of the "Notes to Condensed Consolidated Financial Statements."

        The Company's effective tax rate for the six months ended June 30, 2008 and 2007 was 28.7% and 37.2%, respectively. The effective tax rate for the six months ended June 30, 2008 includes the favorable impact of a $3.7 million tax credit resulting from the resolution of certain Federal tax matters associated with the IRS audit for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. Excluding this discrete item, the effective tax rate for 2008 would have been 33.8%. The effective tax rate in 2007 includes the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this discrete item, the effective tax rate for the six months ended June 30, 2007 would have been 31.7%. Both 2008 and 2007 effective tax rates differ from the Federal statutory rate primarily due to the benefits from percentage depletion and domestic production deductions.

        The current and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Natural Resources

        Natural Resources reported revenues of $390.5 million for the six months ended June 30, 2008, up $80.0 million from the same period in 2007. The increase in revenues was driven primarily by increased metallurgical coal volumes and coal pricing versus the prior-year period. Statistics presented in the following table relate to Jim Walter Resources only.

	Six months ended June 30,
	2008	2007
Average Metallurgical Coal Selling Price (per short ton)	$98.61	$97.55
Tons of Coal Sold (in thousands)	3,241	2,823
Average Natural Gas Selling Price (per MCF)	$8.48	$7.94
Billion Cubic Feet of Natural Gas Sold	3.2	3.6
Number of Natural Gas Wells	412	427

        Natural Resources reported operating income of $82.4 million for the six month period in 2008, compared to $79.9 million in the same period in 2007. Results in the current-year period benefitted from increased coal sales volumes and pricing, but were almost entirely offset by higher production costs on a per-ton basis. Production costs per ton for the first half of 2008 were higher than the first half of 2007 due to inflationary increases in labor and materials as well as a higher mix of continuous miner tons to longwall tons associated with the development of the Mine No. 7 Southwest "A" panel and the Mine No. 7 East expansion at Jim Walter Resources. In addition, 2007 benefitted from certain tax credits that were discontinued in 2008.

  Sloss

        Net sales and revenues were $104.1 million for the six months ended June 30, 2007, an increase of $38.2 million compared to the same period in 2007. This increase in revenues is mostly related to an increase in furnace and foundry coke average sales price per ton, which more than offset a slight decrease in tons sold. Sloss reported operating income of $33.8 million for the six months ended June 30, 2008 compared to $4.3 million in the same period in 2007, an increase of $29.5 million. Most of the increase results from the increase in furnace and foundry coke average sales price per ton as described above, partially offset by higher raw material coal cost and a $2.2 million charge related to the resolution of a legal matter.

  Financing

        Net sales and revenues were $103.8 million for the six months ended June 30, 2008, a decrease of $5.0 million from the prior-year period. This decrease is primarily attributable to lower prepayment-related interest income. Operating income was $7.6 million for the six months ended June 30, 2008, a decrease of $16.0 million from the prior-year period. The decrease in operating income is primarily a result of recognizing a $17.0 million loss on interest rate hedge ineffectiveness during the six months ended June 30, 2008.

  Homebuilding

        Net sales and revenues were $79.3 million for the six months ended June 30, 2008, a decrease of $51.0 from the six months ended June 30, 2007 primarily as a result of a 34% decrease in units sold and a $8.4 million increase in the discount required to transfer instalment notes receivable to Financing at estimated market value.

	Six months ended June 30,
	2008	2007
Unit completions	863	1,315
Average revenue per home sold(1)	$90,333	$98,500

    (1)
    Includes the effect of the discount required to sell instalment notes receivable to Financing at the estimated market value.

        Homebuilding's operating loss of $18.0 million for the six months ended June 30, 2008 increased $14.9 million when compared to an operating loss of $3.1 million for the six months ended June 30, 2007. The increase in operating loss was primarily due to the effect of lower sales volumes, the increase in the discount discussed above, and restructuring charges of $6.8 million as further discussed in Note 4 of the "Notes to Condensed Consolidated Financial Statements."

  Other

        Results in the "Other" segment, comprised of the Company's corporate expenses and land subsidiaries other than United Land, decreased by $5.8 million in the six month period ended June 30, 2008 when compared to the same period in 2007. The decrease was driven by reduced land sales and increased employee-related expenses and professional fees.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations decreased by $12.9 million from $30.6 million at December 31, 2007 to $17.7 million at June 30, 2008 reflecting $44.0 million in cash flows provided by continuing operating activities, completely offset by $34.6 million of cash flows used in investing activities and $22.4 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Short-term investments were $61.8 million at June 30, 2008, down $14.0 million from December 31, 2007 since collections on mortgages previously pledged as collateral against the warehouse facilities are no longer restricted as a result of the payoff and termination of the warehouse facilities in April 2008.

        Net instalment notes receivable were $1,821.7 million at June 30, 2008, down $15.3 million from December 31, 2007 as a result of payments on outstanding notes exceeding new loan originations. The reduction in new loan originations is the result of WMC not providing financing to new customers of Homebuilding after May 1, 2008.

        Net receivables were $148.5 million at June 30, 2008, an increase of $66.8 million from December 31, 2007 primarily attributable to increased net sales and revenues from the Natural Resources and Sloss businesses.

        Inventories were $119.9 million at June 30, 2008, an increase of $18.3 million from December 31, 2007 primarily due to increased raw materials at Sloss and Natural Resources in preparation for completing customer orders, as well as an increase in repossessed property at Financing.

        Net property, plant and equipment was $461.0 million at June 30, 2008, up $25.9 million from December 31, 2007 primarily due to the Company's continued investment in the expansion of Natural Resources' mine operations and replacement of mining equipment.

        Mortgage-backed/asset-backed notes were $1,437.4 million at June 30, 2008, down $268.8 million from December 31, 2007 as a result of principal payments, which included the $214.0 million payoff and termination of the warehouse facilities in April 2008.

        Other debt decreased by $19.0 million from December 31, 2007 primarily due to $310.1 million of payments on the amended 2005 Walter Credit Agreement, offset in part by $280.0 million in borrowings under the revolving credit facility. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are its existing cash balances, operating cash flows and borrowings under its revolving credit facility. The Company's principal source of long-term funding is its bank term loan. As of June 30, 2008, total debt decreased $287.8 million as compared to December 31, 2007. See discussion below and Note 8 of "Notes to Condensed Consolidated Financial Statements."

        The Company believes that, based on current forecasts and anticipated market conditions, funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy and, in particular, prices of coal and natural gas, coal production, levels of construction activity, costs of raw materials and interest rates.

  2005 Walter Credit Agreement

        In 2005, Walter entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which includes (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $139.7 million of which was outstanding as of June 30, 2008 with a weighted average interest rate of 5.672%, and (2) a $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        On April 30, 2008, Walter amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Funds available of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to mature in July 2008 and October 2008, respectively. The amendment also increases the interest rate on the revolving credit facility and the term loan to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increases from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing business.

        In connection with the amendment to the 2005 Walter Credit Agreement, the Company incurred $3.7 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the revolving credit facility.

        During the six months ended June 30, 2008, the Company borrowed $280.0 million under the revolving credit facility. On June 16, 2008, the Company completed an offering of shares of its common stock and received $280.4 million of net proceeds, as more fully discussed in Note 11. During June 2008, the net proceeds from the offering were used to repay $77.9 million on the term loan and $202.5 million on the revolving credit facility. Additional repayments on the revolving credit facility during the three months ended June 30, 2008 totaled $28.7 million. At June 30, 2008, the Company had $48.8 million outstanding under the revolving credit facility at a weighted average interest rate of 5.48%.

        Under the terms of the Company's amended 2005 Walter Credit Agreement, availability under the revolving credit facility was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. As of June 30, 2008, the Company had $47.5 million in outstanding stand-by letters of credit and $277.5 million of availability for future borrowings under the revolving credit facility.

        In connection with the repayments discussed above, the Company recognized an additional amortization of $3.1 million of previously deferred financing fees. This amortization charge is included in interest expense in the statements of income.

  Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At the beginning of the second quarter of 2008, the Company had two warehouse facilities totaling $350.0 million that provided temporary warehouse financing to WMC for its current purchases of instalment notes and mortgages originated by Homebuilding.

        On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement, as discussed above. With the termination of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

        In addition, after May 1, 2008, WMC is no longer providing financing to new customers of Homebuilding. However, the backlog of homes with signed contracts and those which were under construction as of May 1, 2008, were or are expected to be completed over the next six months and financed by WMC. As of June 30, 2008, an estimated 370 homes remain in the backlog, representing a total of approximately $35.0 million in value to be funded by WMC. The Company will finance these WMC instalment notes receivable with operating cash flows or funds from borrowings under the increased revolving credit facility. Homebuilding is transitioning to a third-party financing model including the use of government-sponsored loan programs.

  Convertible Notes

        In January 2008, the holders of the remaining $0.8 million 3.75% Convertible Senior Subordinated Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Statement of Cash Flows

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2008	2007
Cash flows provided by operating activities	$44,019	$15,341
Cash flows used in investing activities	(34,612)	(65,898)
Cash flows used in financing activities	(22,368)	(37,952)

Cash flows used in continuing operations	(12,961)	(88,509)
Cash flows provided by discontinued operations	—	630

Net decrease in cash and cash equivalents	$(12,961)	$(87,879)

        Cash balances were $17.7 million and $30.6 million at June 30, 2008 and December 31, 2007, respectively. The decrease in cash was primarily due to capital expenditures of $58.1 million, net payments of mortgage-backed/asset-backed notes of $268.9 million, and net payments of other debt of $35.7 million. These cash flow uses were partially offset by cash provided by operating activities of $44.0 million, $280.4 million in proceeds from the June 2008 stock offering, a $14.0 million decrease in restricted short-term investments and $8.0 million from receipt of payments on purchased loans.

        Net cash provided by operating activities was $44.0 million for the six months ended June 30, 2008 as compared to $15.3 million for the same period in 2007. The increase was primarily related to net income adjusted for non-cash items (major items include depreciation and amortization, restructuring and impairments, deferred income tax expense, stock-based compensation and tax benefits on the exercise of employee stock options) of $101.6 million for the six months ended June 30, 2008 versus

$82.3 million for the same period in 2007 and changes in operating assets and liabilities of $57.5 million for the six months ended June 30, 2008 compared to $67.0 million for the same period in 2007.

        Cash flows used in investing activities of continuing operations for the six months ended June 30, 2008 were $34.6 million compared to $65.9 million for the same period in 2007. Cash flows used in investing activities in the 2008 period included additions to property, plant and equipment totaling $58.1 million as the Company continued to invest in the expansion of Natural Resources' mine operations and replacement of equipment, partially offset by $8.0 million in principal payments received on loans previously purchased by WMC and a reduction of $14.1 million in restricted short term investments. Cash flows used in investing activities in the 2007 period included $61.0 million of additions to property plant and equipment and a net outflow of $14.0 million associated with WMC's program to purchase loans from third parties. These outflows were partially offset by a reduction in restricted short term investments of $6.5 million.

        Cash flows used by financing activities of continuing operations for the six months ended June 30, 2008 were $22.4 million compared to $38.0 million in the same period in 2007. Cash flows used by financing activities in 2008 included net payments of mortgage-backed/asset-backed notes of $268.9 million and net retirements on other debt of $35.7 million, partially offset by proceeds from the June 2008 stock offering of $280.4 million. See Note 11 to the "Notes To Condensed Consolidated Financial Statements" for additional discussion. Cash flows used in financing activities for the six months ended June 30, 2007, were primarily attributable to $29.1 million of retirements on the Company's term loan facility and net payments of mortgage-backed/asset-backed notes of $5.2 million.

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

        In April 2008, the Company settled interest rate hedge agreements with an aggregate notional value of $215.0 million that were originally designed to hedge the Company's next securitization. No similar hedges remain outstanding.

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

        The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in "Risk Factors" in the Company's Prospectus filed with the Securities And Exchange Commission on June 9, 2008. There has been no material changes in our risk factors from those disclosed in our Prospectus as noted above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        In January 2008, the holders of the remaining $0.8 million of the Company's Convertible Senior Subordinated Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Purchase of Equity Securities by the Company and Affiliated Purchasers

        On August 13, 2007, the Company's Board of Directors authorized a $25.0 million Common Stock Open Market share buyback program to replace the July 21, 2003 authorized program. During January 2008, the Company acquired 11,400 shares at an average price of $31.83 per share. Upon acquisition, these shares were retired. At June 30, 2008, $19.0 million remains available under this authorization.

        On February 25, 2008, the Company acquired 26,800 shares from employees at an average price of $52.41 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 1995 Long-Term Incentive Stock Plan and the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on April 23, 2008. The stockholders voted on the following matter:

        Proposal I. The election of 9 directors (Howard L. Clark, Jr., Jerry W. Kolb, Patrick A. Kriegshauser, Mark J. O'Brien, Victor P. Patrick, Bernard G. Rethore, George R. Richmond, Michael T. Tokarz, A. J. Wagner).

        The results of the voting for the directors were as follows:

Director	Affirmative Votes	Withheld Votes
Howard L. Clark, Jr.	43,453,233	3,141,083
Jerry W. Kolb	44,289,235	2,305,081
Patrick A. Kriegshauser	46,003,563	590,754
Mark J. O'Brien	46,303,468	290,848
Victor P. Patrick	44,860,356	1,733,961
Bernard G. Rethore	46,421,694	172,622
George R. Richmond	46,303,707	290,610
Michael T. Tokarz	43,453,920	3,140,397
A. J. Wagner	46,053,901	540,416

Item 5.    Other Information

  (a)
  Not applicable

  (b)
  Not applicable

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive and Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Principal Executive and Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INDUSTRIES, INC.
/s/ VICTOR P. PATRICK

Vice Chairman, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)

Date: August 8, 2008

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits