Form 10-Q
period 2008-09-30
WALTER INDUSTRIES INC /NEW/
filed 2008-11-07
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

        Number of shares of common stock outstanding as of October 31, 2008: 54,337,291.

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$31,190	$30,614
Short-term investments, restricted	58,830	75,851
Instalment notes receivable, net of allowance of $14,936 and $13,992, respectively	1,804,610	1,837,059
Receivables, net	173,294	81,698
Inventories	122,159	101,676
Prepaid expenses	39,023	38,340
Property, plant and equipment, net	523,248	435,035
Other assets	143,954	156,113
Goodwill	—	10,895

	$2,896,308	$2,767,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$82,924	$72,072
Accrued expenses	122,763	83,072
Accrued interest	11,628	13,940
Debt:
Mortgage-backed/asset-backed notes	1,402,234	1,706,218
Other debt	205,933	225,860
Accumulated postretirement benefits obligation	345,921	335,034
Other liabilities	222,732	216,372

Total liabilities	2,394,135	2,652,568

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—55,515,393 and 51,991,134 shares	555	520
Capital in excess of par value	773,885	497,032
Accumulated deficit	(189,314)	(290,986)
Accumulated other comprehensive loss:
Pension and post retirement benefit plans, net of tax	(84,492)	(87,071)
Unrealized gain (loss) on hedges, net of tax	1,539	(4,782)

Total stockholders' equity	502,173	114,713

	$2,896,308	$2,767,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2008	2007
Net sales and revenues:
Net sales	$339,156	$249,163
Interest income on instalment notes	46,243	49,712
Miscellaneous	2,591	13,331

	387,990	312,206

Costs and expenses:
Cost of sales (exclusive of depreciation)	193,292	184,535
Depreciation	14,786	12,089
Selling, general and administrative	35,390	34,088
Provision for losses on instalment notes	5,607	3,366
Postretirement benefits	6,595	6,863
Interest expense—mortgage-backed/asset-backed notes	24,279	29,996
Interest expense—other debt	5,478	7,358
Amortization of intangibles	302	455
Provision for estimated hurricane insurance losses	3,853	—
Restructuring and impairment charges	17,380	—

	306,962	278,750

Income before income tax expense	81,028	33,456
Income tax expense	26,028	9,093

Net income	$55,000	$24,363

Basic net income per share	$0.99	$0.47

Diluted net income per share	$0.97	$0.46

Dividends declared per common share	$0.10	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the nine months ended September 30,
	2008	2007
Net sales and revenues:
Net sales	$897,842	$747,696
Interest income on instalment notes	142,975	149,939
Miscellaneous	12,899	31,389

	1,053,716	929,024

Costs and expenses:
Cost of sales (exclusive of depreciation)	568,221	530,632
Depreciation	42,386	34,310
Selling, general and administrative	110,660	109,664
Provision for losses on instalment notes	12,934	8,756
Postretirement benefits	19,783	19,882
Interest expense—mortgage-backed/asset-backed notes	78,433	89,512
Interest rate hedge ineffectiveness	16,981	—
Interest expense—other debt	22,377	21,923
Amortization of intangibles	1,007	1,375
Provision for estimated hurricane insurance losses	3,853	—
Restructuring and impairment charges	24,150	—

	900,785	816,054

Income from continuing operations before income tax expense	152,931	112,970
Income tax expense	46,656	38,702

Income from continuing operations	106,275	74,268
Loss from discontinued operations	—	(2,229)

Net income	$106,275	$72,039

Basic income (loss) per share:
Income from continuing operations	$1.98	$1.42
Loss from discontinued operations	—	(0.04)

Net income	$1.98	$1.38

Diluted income (loss) per share:
Income from continuing operations	$1.95	$1.41
Loss from discontinued operations	—	(0.04)

Net income	$1.95	$1.37

Dividends declared per common share	$0.20	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$114,713	$520	$497,032		$(290,986)	$(91,853)
Comprehensive income:
Net income	106,275			$106,275	106,275
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans	1,909			1,909		1,909
Change in unrealized gain (loss) on hedges, net of taxes	6,321			6,321		6,321

Comprehensive income				$114,505

Effects of changing the pension plan measurement date pursuant to FASB 158:
Service cost, interest cost, and expected return on plan assets for October 1–December 31, 2007, net of taxes	(4,603)				(4,603)
Amortization of actuarial gain and prior service cost for October 1–December 31, 2007, net of taxes	670					670
Purchases of stock under stock repurchase program	(14,461)	(2)	(14,459)
Proceeds from public stock offering	280,432	32	280,400
Stock issued upon the exercise of stock options	7,903	4	7,899
Stock issued upon conversion of convertible notes	785	1	784
Tax benefit from the exercise of stock options	6,673		6,673
Dividends paid, $0.20 per share	(10,799)		(10,799)
Stock-based compensation	7,757		7,757
Other	(1,402)		(1,402)

Balance at September 30, 2008	$502,173	$555	$773,885		$(189,314)	$(82,953)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$106,275	$72,039
Loss from discontinued operations	—	2,229

Income from continuing operations	106,275	74,268
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses on instalment notes receivable	12,934	8,756
Depreciation	42,386	34,310
Non-cash restructuring and impairment charges	21,960	—
Other	5,768	22,364
Decrease (increase) in assets, net of effect of acquisitions:
Receivables	(73,530)	(6,675)
Inventories	(17,855)	15,107
Prepaid expenses	9,456	(2,628)
Instalment notes receivable, net	7,636	(55,242)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	8,899	3,536
Accrued expenses	37,507	(21,807)
Accrued interest	(2,331)	(2,904)

Cash flows provided by operating activities	159,105	69,085

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(17,871)	(11,650)
Purchases of loans	—	(39,900)
Principal payments received on purchased loans	11,879	31,267
Decrease in short-term investments, restricted	17,021	3,829
Additions to property, plant and equipment	(88,804)	(110,345)
Other	4,888	5,388

Cash flows used in investing activities	(72,887)	(121,411)

FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	25,000	172,200
Payments of mortgage-backed/asset-backed notes	(329,035)	(170,719)
Proceeds from issuances of other debt	330,000	—
Retirement of other debt	(376,351)	(40,831)
Proceeds from public stock offering	280,432	—
Other	(15,688)	(13,165)

Cash flows used in financing activities	(85,642)	(52,515)

Cash flows provided by (used in) continuing operations	576	(104,841)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by operating activities	—	630

Cash flows provided by discontinued operations	—	630

Net increase (decrease) in cash and cash equivalents	$576	$(104,211)

Cash and cash equivalents at beginning of period	$30,614	$127,369
Add: Cash and cash equivalents of discontinued operations at beginning of period	—	1
Net increase (decrease) in cash and cash equivalents	576	(104,211)

Cash and cash equivalents at end of period	$31,190	$23,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the nine months ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES
Investing Activities:
Acquisition of Taft Coal Sales & Associates, Inc. (2008) and Tuscaloosa Resources, Inc (2007):
Fair value of assets acquired	$38,924	$26,260
Fair value of liabilities assumed	(18,885)	(14,216)
Less: Cash acquired	(3,011)	(394)

Net cash paid	$17,028	$11,650

Financing Activities:
Non-cash transaction:
One-year property insurance policy financing agreement	$9,291	$8,383

Acquisition of property, plant and equipment under capital lease and other obligations	$22,587	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 1—Basis of Presentation

        Walter Industries, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a diversified company which operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other. See Note 15. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, furnace and foundry coke, slag fiber, mortgage financing and home construction. In the fourth quarter of 2007, the Company began reporting United Land, the parent of Kodiak Mining Co., Tuscaloosa Resources, Inc. ("TRI"), and Taft Coal Sales & Associates, Inc. ("Taft"), as part of Natural Resources due to its natural resource holdings. Prior to the fourth quarter of 2007, United Land was included in the Other segment. Operating results for the three and nine months ended September 30, 2007 have been revised to reflect this change.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2—Business Separation and Merger

        On September 30, 2008, the Company outlined its plans to separate its Financing business from the Company's core Natural Resources businesses. The Company plans to distribute 100% of its interest in JWH Holding Company, LLC ("JWH Holding Company"), a wholly-owned subsidiary of the Company and parent company of the entities included in the Financing and Homebuilding segments, to its shareholders. Prior to this distribution, Homebuilding will be sold or otherwise separated from JWH Holding Company and will not be part of the spin-off entity.

        Also on September 30, 2008, as amended and restated on October 28, 2008, JWH Holding Company entered into a definitive agreement to merge with Hanover Capital Mortgage Holdings, Inc. ("Hanover"), a New Jersey-based real estate investment trust ("REIT"). The merger will occur immediately following the spin-off and the combined company will continue to operate as a publicly traded REIT following the merger. The new company will be named Walter Investment Management Corporation ("Walter Investment Management"), be headquartered in Tampa, Fla. and have approximately 225 employees. The spin-off and merger are expected to be completed in early 2009. After the spin-off and merger, Walter's shareholders will own approximately 98.5% of Walter Investment Management's publicly traded common stock. Shareholders of Hanover will own the remaining 1.5%. Walter Investment Management plans to apply to list its shares on the American Stock Exchange.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 2—Business Separation and Merger (Continued)

        The transaction is subject to certain closing conditions including, but not limited to, approval of the merger by Hanover's shareholders, favorable rulings from the Internal Revenue Service, and the Securities and Exchange Commission declaring effective the required S-4 registration statement and associated proxy statement filings. The Company will continue to consolidate its Financing segment until the date of the spin-off, at which time the historical results of operations of the Financing segment will be reported as discontinued operations.

Note 3—Acquisition of Taft Coal Sales & Associates, Inc.

        On September 2, 2008, Walter, through its wholly owned subsidiary United Land Corporation, acquired 100% of the outstanding common shares of Taft for a cash payment of $17.0 million, net of $3.0 million of acquired cash. The fair value of assets acquired and liabilities assumed totaled $38.9 million and $18.9 million, respectively. Taft, located in Jasper, Alabama, currently operates a surface steam and industrial coal mine and primarily mines coal for the industrial and electric utility markets. The acquisition of Taft, included in the Natural Resources segment, expands the Company's coal production base in the southern Appalachian coal region of Alabama and will be instrumental in helping to grow the Company's domestic Natural Resources business.

        The financial results of Taft have been included in the Company's consolidated financial statements since the date of acquisition of September 2, 2008. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and is subject to future adjustments based on the resolution of certain asset valuations, loss contingencies, contractual obligations and tax matters. The resolution of these items are not expected to be completed until the first quarter of 2009.

Note 4—Discontinued Operations

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

        The table below presents the significant components of operating results included in the income (loss) from discontinued operations (in thousands):

For the nine months ended September 30, 2007
Net sales and revenues	$12,358

Income (loss) from discontinued operations before income taxes	$(3,428)
Income tax (expense) benefit	1,199

Income (loss) from discontinued operations	$(2,229)

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 4—Discontinued Operations (Continued)

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

Note 5—Adoption of New Accounting Pronouncements

        In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and expands fair value financial statement disclosure requirements. SFAS No. 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements and does not require any new fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities on January 1, 2008 did not have a material effect on the Company's consolidated financial statements. See Note 18 for fair value disclosures.

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

        In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits Under Lease Arrangements, (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of EITF 08-3 will have on its consolidated financial statements.

Note 6—Restructuring and Impairment

        On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have been closed as part of the restructuring. As a result, the Company recorded a restructuring charge of $6.8 million in the first quarter of 2008, in Homebuilding, of which $4.3 million related to impairments of property, plant and equipment, $1.7 million related to severance obligations due to a 25% reduction in workforce at Homebuilding and $0.8 million related to lease obligations of closed sales centers.

        During the three months ended September 30, 2008, Homebuilding recorded a charge of $6.5 million, of which $6.0 million related to the impairment of property, plant and equipment due to the decline in the estimated values of the assets and $0.5 million for severance payments related to

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 6—Restructuring and Impairment (Continued)

additional headcount reductions. As a result of continued losses in the Homebuilding segment, the Company reviewed its long-lived assets for potential impairment. Projected undiscounted cash flows generated from the remaining sales centers were lower than the net book value of the model park assets at those sales centers. As a result, the estimated fair values of the model parks were compared to book values, resulting in an impairment charge of $6.0 million. The estimated fair values were determined based on Homebuilding's recent sales of similar assets.

        Also during the three months ended September 30, 2008, the Company recorded a charge of $10.9 million for the impairment of Financing's goodwill. As discussed in Note 2, Walter announced its plans to separate its Financing segment via a spin-off to Walter shareholders and merger with Hanover. As a result of this decision, the Company analyzed goodwill for potential impairment. The fair value of the reporting unit was determined using a discounted cash flow approach which indicated that the carrying value exceeded the fair value and that the implied value of goodwill was $0. The discount rate of interest used to determine both the fair value of the reporting unit and the implied value of goodwill was a contributing factor in this impairment charge. The continued increase in perceived risk in the financial services markets resulted in a significant increase in the discount rate applied to projected future cash flows, as compared to the discount rate applied to similar analyses performed in previous periods.

        The charges as described above appear as restructuring and impairment charges in the statement of income.

        The following table summarizes restructuring activity for the three months ended September 30, 2008 (in thousands):

	Balance at June 30, 2008	Restructuring and Impairment Charges	Cash Payments	Other Non-Cash Charges	Balance at September 30, 2008
Impairment of goodwill	$—	$10,895	$—	$(10,895)	$—
Impairment of property, plant and equipment	—	5,985	—	(5,985)	—
Severance obligations	451	500	(450)	—	501
Lease obligations	407	—	(150)	—	257

Total	$858	$17,380	$(600)	$(16,880)	$758

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 6—Restructuring and Impairment (Continued)

        The following table summarizes restructuring activity for the nine months ended September 30, 2008 (in thousands):

	Balance at January 1, 2008	Restructuring and Impairment Charges	Cash Payments	Other Non-Cash Charges	Balance at September 30, 2008
Impairment of goodwill	$—	$10,895	$—	$(10,895)	$—
Impairments of property, plant and equipment	—	10,307	—	(10,307)	—
Severance obligations	—	2,169	(1,668)	—	501
Lease obligations	—	779	(522)	—	257

Total	$—	$24,150	$(2,190)	$(21,202)	$758

Note 7—Restricted Short-Term Investments

        Restricted short-term investments at September 30, 2008 and December 31, 2007 include (i) temporary investments, primarily in commercial paper or money market accounts, with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($51.7 million and $68.8 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.1 million at both September 30, 2008 and December 31, 2007).

Note 8—Instalment Notes Receivable

        Instalment notes receivable are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Instalment notes receivable	$1,597,832	$1,616,753
Mortgage loans	221,714	234,298
Less: Allowance for losses	(14,936)	(13,992)

Net	$1,804,610	$1,837,059

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 9—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$38,412	$29,650
Goods in process	11,994	19,598
Raw materials and supplies	30,426	16,021
Repossessed houses held for resale	41,327	36,407

Total inventories	$122,159	$101,676

Note 10—Debt

        Debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Mortgage-backed/asset-backed notes	$1,402,234	$1,706,218

Other debt:
2005 Walter term loan	139,293	218,517
Convertible Senior Subordinated Notes	—	785
2005 Walter revolving credit facility	50,000	—
Other(1)	16,640	6,558

	205,933	225,860

Total	$1,608,167	$1,932,078

    (1)
    This balance primarily represents a one-year property insurance financing agreement and capital lease obligations.

2005 Walter Credit Agreement

        In 2005, Walter entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which includes (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $139.3 million of which was outstanding as of September 30, 2008 with a weighted average interest rate of 5.280%, and (2) a $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        On April 30, 2008, Walter amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities,

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 10—Debt (Continued)

which were due to mature in July 2008 and October 2008, respectively. The amendment also increased the interest rate on the revolving credit facility and the term loan to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increased from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing business.

        In connection with the amendment to the 2005 Walter Credit Agreement, the Company incurred $3.9 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the revolving credit facility.

        During the nine months ended September 30, 2008, the Company borrowed $330.0 million under the revolving credit facility. On June 16, 2008, the Company completed an offering of shares of its common stock and received $280.4 million of net proceeds, as more fully discussed in Note 13. During June 2008, the net proceeds from the offering were used to repay $77.9 million on the outstanding term loan and $202.5 million on the revolving credit facility. Additional repayments on the revolving credit facility during the nine months ended September 30, 2008 totaled $77.5 million. At September 30, 2008, the Company had $50.0 million outstanding under the revolving credit facility at a weighted average interest rate of 4.903%.

        Under the terms of the Company's amended 2005 Walter Credit Agreement, availability under the revolving credit facility was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. As of September 30, 2008, the Company had $51.2 million in outstanding stand-by letters of credit and $272.6 million of availability for future borrowings under the revolving credit facility.

        In connection with the repayments discussed above, the Company recognized an additional amortization of $3.1 million of previously deferred financing fees. This amortization charge is included in interest expense in the statement of income.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At the beginning of 2008, the Company had two variable funding loan facilities ("warehouse facilities") totaling $350.0 million that provided temporary warehouse financing to Walter Mortgage Company ("WMC") for its current purchases of instalment notes and mortgages originated by Homebuilding.

        On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement, as discussed above. With the termination of the warehouse facilities, the Company no longer uses mortgage warehouse facilities or accesses the mortgage-backed securitization market.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 10—Debt (Continued)

        In addition, after May 1, 2008, WMC no longer provides financing to new customers of Homebuilding and has transitioned to a third-party financing model including the use of government-sponsored loan programs. However, substantially all of the backlog of homes with signed contracts and those which were under construction as of May 1, 2008, have been or are expected to be completed over the next three months and financed by WMC. The Company will finance these WMC instalment notes receivable with operating cash flows or funds from borrowings under the revolving credit facility.

        Prior to their termination on April 1,2008, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million, the objective of which was to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization (the "Securitization Hedges"). At March 31, 2008, these Securitization Hedges no longer qualified for hedge accounting treatment because the Company no longer planned to access the distressed securitization market. As a result, the Company recognized a loss on interest rate hedge ineffectiveness of $17.0 million in the first quarter of 2008. On April 1, 2008, the Company settled the Securitization Hedges for a payment of $17.0 million.

Convertible Notes

        In January 2008, the holders of the remaining $0.8 million 3.75% Convertible Senior Subordinated Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Other

        In October 2008, the Company entered into a $32.3 million equipment financing arrangement for certain previously procured mining equipment. This financing arrangement will mature in the first quarter of 2014 and carries an annual interest rate of LIBOR plus 375 basis points.

Note 11—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,002	$1,014	$753	$799
Interest cost	3,003	2,725	5,377	5,283
Expected return on plan assets	(3,632)	(3,059)	—	—
Amortization of prior service cost	76	104	(794)	(799)
Amortization of net actuarial loss	615	1,142	1,259	1,580

Net periodic benefit cost	$1,064	$1,926	$6,595	$6,863

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 11—Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$3,006	3,042	$2,259	$2,331
Interest cost	9,006	8,175	16,129	15,213
Expected return on plan assets	(10,896)	(9,177)	—	—
Amortization of prior service cost	228	312	(2,382)	(2,751)
Amortization of net actuarial loss	1,845	3,428	3,777	5,089

Net periodic benefit cost	$3,189	$5,780	$19,783	$19,882

Note 12—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in pension and postretirement benefits obligations. Comprehensive income for the three months ended September 30, 2008 and 2007 was $66.3 million and $21.1 million, respectively. Comprehensive income for the nine months ended September 30, 2008 and 2007 was $114.5 million and $64.6 million, respectively.

Note 13—Stockholders' Equity

        On June 16, 2008, the Company completed a public offering of 3,220,000 shares of its common stock at a price of $90.75 per share. The Company received $280.4 million of net proceeds from this offering, after deducting underwriting discounts and offering expenses. The Company used the net proceeds from this offering to repay $280.4 million of the borrowings outstanding under the Company's 2005 Walter Credit Agreement. See Note 10.

        On July 31, 2008, the Board of Directors approved an increase in the Company's regular quarterly dividend rate from $0.05 per common share to $0.10 per common share.

        During the third quarter ended September 30, 2008, the Company repurchased 237,127 shares at an average price of $59.43 under its $25 million share repurchase program, and in October 2008, the Company repurchased 105,729 shares at an average price of $46.56 thereby fulfilling the program's authorized allotment. On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program, which is intended to replace the previously authorized $25 million share repurchase program. Repurchases will be made based on liquidity, market conditions and alternative opportunities to invest in and grow the Company's core businesses. Through November 6, 2008, the Company has repurchased 1,184,243 shares at an average price of $35.32 under its $50.0 million share repurchase program.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 14—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except per share data):

	For the three months ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$55,000	$55,000	$24,363	$24,363
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	—	—	5

	$55,000	$55,000	$24,363	$24,368

Denominator:
Average number of common shares outstanding	55,686	55,686	52,035	52,035
Effect of dilutive securities:
Stock options and restricted stock units ("units")(b)	—	764	—	403
3.75% convertible senior subordinated notes(a)	—	—	—	84

	55,686	56,450	52,035	52,522

Net income per share	$0.99	$0.97	$0.47	$0.46

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 14—Net Income Per Share (Continued)

	For the nine months ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$106,275	$106,275	$74,268	$74,268
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	—	—	14

	$106,275	$106,275	$74,268	$74,282

Loss from discontinued operations	$—	$—	$(2,229)	$(2,229)

Denominator:
Average number of common shares outstanding	53,614	53,614	52,035	52,035
Effect of dilutive securities:
Stock options and restricted stock units ("units")(b)	—	749	—	398
3.75% convertible senior subordinated notes(a)	—	—	—	84

	53,614	54,363	52,035	52,517

Income from continuing operations per share	$1.98	$1.95	$1.42	$1.41
Loss from discontinued operations per share	—	—	(0.04)	(0.04)

Net income per share	$1.98	$1.95	$1.38	$1.37

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

(b)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended September 30, 2008 and 2007 totaling 56,889 and 715,746, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and restricted stock units outstanding for the nine months ended September 30, 2008 and 2007 totaling 24,989 and 796,971, respectively, were excluded because their effect would have been anti-dilutive.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 15—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended September 30,
	2008	2007
Net sales and revenues:
Natural Resources	$268,503	$165,490
Sloss	53,738	34,471

Natural Resources and Sloss	322,241	199,961
Financing	50,187	54,104
Homebuilding	23,058	58,060

Financing and Homebuilding Group	73,245	112,164
Other	2,039	1,025
Consolidating eliminations of intersegment activity	(9,535)	(944)

Net sales and revenues	$387,990	$312,206

Segment operating income (loss):
Natural Resources	$95,353	$31,735
Sloss	14,638	3,231

Natural Resources and Sloss	109,991	34,966
Financing(a)(b)	(4,785)	11,247
Homebuilding(d)	(12,601)	(82)

Financing and Homebuilding Group	(17,386)	11,165
Other	(6,085)	(5,317)
Consolidating eliminations of intersegment activity	(14)	—

Operating income	86,506	40,814
Less other debt interest expense	(5,478)	(7,358)

Income before income tax expense	81,028	33,456
Income tax expense	26,028	9,093

Net income	$55,000	$24,363

Depreciation:
Natural Resources	$12,847	$9,182
Sloss	1,048	965

Natural Resources and Sloss	13,895	10,147
Financing	73	312
Homebuilding	582	1,290

Financing and Homebuilding Group	655	1,602
Other	236	340

Total	$14,786	$12,089

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 15—Segment Information (Continued)

	For the nine months ended September 30,
	2008	2007
Net sales and revenues:
Natural Resources	$658,962	$475,955
Sloss	157,874	100,394

Natural Resources and Sloss	816,836	576,349
Financing	154,013	162,897
Homebuilding	102,357	188,368

Financing and Homebuilding Group	256,370	351,265
Other	3,163	5,563
Consolidating eliminations of intersegment activity	(22,653)	(4,153)

Net sales and revenues	$1,053,716	$929,024

Segment operating income (loss):
Natural Resources	$177,736	$111,675
Sloss	48,429	7,485

Natural Resources and Sloss	226,165	119,160
Financing(a), (b), (c)	2,837	34,863
Homebuilding(d)	(30,571)	(3,227)

Financing and Homebuilding Group	(27,734)	31,636
Other	(22,465)	(15,903)
Consolidating eliminations of intersegment activity	(658)	—

Operating income from continuing operations	175,308	134,893
Less other debt interest expense	(22,377)	(21,923)

Income from continuing operations before income tax expense	152,931	112,970
Income tax expense	46,656	38,702

Income from continuing operations	$106,275	$74,268

Depreciation:
Natural Resources	$35,750	$25,838
Sloss	3,033	2,824

Natural Resources and Sloss	38,783	28,662
Financing	331	866
Homebuilding	2,576	3,796

Financing and Homebuilding Group	2,907	4,662
Other	696	986

Total	$42,386	$34,310

(a)
Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $24.3 million and $30.0 million for the three months ended September 30, 2008 and 2007,

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 15—Segment Information (Continued)

  respectively, and $78.4 million and $89.5 million for the nine months ended September 30, 2008 and 2007, respectively.

(b)
Operating income amounts for Financing include a $10.9 million impairment of goodwill and a $3.9 million provision for estimated hurricane insurances losses for the three and nine months ended September 30, 2008.

(c)
Operating income for Financing for the nine months ended September 30, 2008 includes a charge of $17.0 million related to interest rate hedge ineffectiveness.

(d)
Operating loss for Homebuilding for the three and nine months ended September 30, 2008 include restructuring and impairment charges totaling $6.5 million for impairment of long-lived assets due to a decline in the estimated value of assets and for severance costs related to headcount reductions. Operating loss for Homebuilding for the nine months ended September 30, 2008 also includes restructuring and impairment charges of $6.8 million related to the closing of 36 sales centers.

Note 16—Commitments and Contingencies

  Income Tax Litigation

        The Internal Revenue Service (the "IRS") has completed its audit of the Company's Federal income tax returns for the years ended May 2000 through December 31, 2005. The unresolved issues relate primarily to the Company's method of recognizing revenue on the sale of homes and related interest on the instalment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company's financial exposure is limited to interest and penalties.

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

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 16—Commitments and Contingencies (Continued)

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

        Sloss and Walter Industries, Inc. have received a letter from attorneys purporting to represent a group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance and trespass. The allegations against Sloss relate to air emissions from its coking facility. Walter is named in this litigation because of its ownership interest in Sloss. The Company has reached an agreement for the settlement of these allegations. As a result, the Company recognized a charge of $2.4 million in the nine months ended September 30, 2008, which is included in selling, general and administrative expenses in the statement of income.

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

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 16—Commitments and Contingencies (Continued)

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

        The Company has incurred costs to investigate the presence of contamination at the Sloss site, and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations. In conjunction with the Phase III work plan, the Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. As of September 30, 2008, the Company has accrued an amount that is probable and can be reasonably estimated for the costs to be incurred to identify necessary remediation actions and establish a remediation plan. Additional future costs which may be incurred in order to remediate liabilities defined by the Phase III analysis cannot be determined at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Sloss site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

  Contractual Obligations and Commercial Commitments

        During the third quarter of 2008, the Company entered into an arrangement in which a vendor will provide certain parts, components and an exchange and rebuild service for certain of the Company's mining equipment. This arrangement extends to a period of up to five years and will require the Company to spend approximately $57.1 million over the contract term. These types of maintenance costs have been incurred by Natural Resources in prior periods. Also, in connection with its expanding mining operations, the Company had commitments of approximately $43.6 million at September 30, 2008, for the acquisition of property and equipment, most of which is expected to be incurred in 2009.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

Note 16—Commitments and Contingencies (Continued)

Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and result of operations

Note 17—Income Taxes

        The Company's effective tax rate for the three and nine months ended September 30, 2008 was 32.1% and 30.5%, respectively, compared to 27.2% and 34.3% for the same periods in 2007. The effective tax rate for the nine months ended September 30, 2008 includes the unfavorable effect of a $10.9 million nondeductible goodwill impairment charge and the favorable impact of a $3.9 million tax credit resulting from the resolution of certain Federal tax matters associated with the IRS audit for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. Excluding these items, the effective tax rate for the nine months ended September 30, 2008 would have been 30.7%. The resolution of certain Federal tax matters also resulted in a net reduction to the accrual for unrecognized tax benefits of $1.1 million in 2008. The effective tax rate in 2007 includes the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this discrete item, the effective tax rate for the nine months ended September 30, 2007 would have been 30.4%. In addition to the effect of these discrete items, both 2008 and 2007 effective tax rates differ from the Federal statutory rate primarily due to the benefit from percentage depletion and domestic production deductions.

Note 18—Fair Value of Financial Instruments

        The Company measures certain financial instruments at fair value on a recurring basis, including interest rate and natural gas hedging agreements. The following table summarizes the fair value of these financial instruments at September 30, 2008 by type of inputs used (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Natural gas hedge agreements	$1,776	$—	$1,776	$—

Liabilities
Interest rate hedge agreements	$276	$—	$276	$—

        The interest rate and natural gas hedge agreements are classified within Level 2 of the fair value hierarchy because they are valued using quoted dealer prices for similar contracts.

Note 19—Hurricane Insurance Claim Losses

        The Company recorded a provision for estimated hurricane insurance losses of $3.9 million during the three months ended September 30, 2008. These estimated losses, recorded in the Financing segment, were for estimated claim insurance losses as a result of property damage from Hurricanes Gustav and Ike in 2008 that impacted the Company's market area.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Industries, Inc. and its subsidiaries, particularly Note 15 of "Notes to Condensed Consolidated Financial Statements," which describe the Company's net sales and revenues and operating income by operating segment.

RESULTS OF OPERATIONS

Summary Operating Results of Operations for the Three Months Ended September 30, 2008 and 2007

	For the three months ended September 30, 2008
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$267,496	$53,589	$3,491	$22,593	$1,522	$(9,535)	$339,156
Interest income on instalment notes	—	—	46,243	—	—	—	46,243
Miscellaneous income	1,007	149	453	465	517	—	2,591

Net sales and revenues	268,503	53,738	50,187	23,058	2,039	(9,535)	387,990
Cost of sales (exclusive of depreciation)	146,263	35,586	1,570	19,183	211	(9,521)	193,292
Interest expense(1)	—	—	24,279	—	—	—	24,279
Depreciation	12,847	1,048	73	582	236	—	14,786
Selling, general & administrative	6,693	2,627	8,572	9,560	7,938	—	35,390
Provision for losses on instalment notes	—	—	5,607	—	—	—	5,607
Postretirement benefits	7,280	(161)	(112)	(151)	(261)	—	6,595
Amortization of intangibles	67	—	235	—	—	—	302
Provision for estimated hurricane insurance losses	—	—	3,853	—	—	—	3,853
Restructuring & impairment charges	—	—	10,895	6,485	—	—	17,380

Operating income (loss)	$95,353	$14,638	$(4,785)	$(12,601)	$(6,085)	$(14)	86,506

Other debt interest expense							(5,478)

Income before income taxes							$81,028

(1)
Excludes other debt interest expense.

	For the three months ended September 30, 2007
(in thousands)	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$154,411	$34,337	$3,347	$57,521	$491	$(944)	$249,163
Interest income on instalment notes	—	—	49,712	—	—	—	49,712
Miscellaneous income	11,079	134	1,045	539	534	—	13,331

Net sales and revenues	165,490	34,471	54,104	58,060	1,025	(944)	312,206
Cost of sales (exclusive of depreciation)	112,315	28,375	2,172	42,389	228	(944)	184,535
Interest expense(1)	—	—	29,996	—	—	—	29,996
Depreciation	9,182	965	312	1,290	340	—	12,089
Selling, general & administrative	4,590	2,116	6,755	14,611	6,016	—	34,088
Provision for losses on instalment notes	—	—	3,366	—	—	—	3,366
Postretirement benefits	7,575	(216)	(106)	(148)	(242)	—	6,863
Amortization of intangibles	93	—	362	—	—	—	455

Operating income (loss)	$31,735	$3,231	$11,247	$(82)	$(5,317)	$—	40,814

Other debt interest expense							(7,358)

Income before income taxes							$33,456

(1)
Excludes other debt interest expense.

Overview

        The Company's net income for the three months ended September 30, 2008 was $55.0 million, or $0.97 per diluted share, which compares to $24.4 million, or $0.46 per diluted share, for the three months ended September 30, 2007.

        In the three months ended September 30, 2008, the Company's results included a 24.3% increase in net sales and revenues and a 112.0% increase in operating income versus the same period in 2007. These results were led by the Company's core Natural Resources and Sloss businesses that generated combined revenues of $322.2 million, up 61.2% versus the same period in 2007, and combined operating income of $110.0 million, up 214.6% versus the same period in 2007. These increases were primarily the result of higher average metallurgical coal and coke pricing. Partially offsetting these favorable increases from Natural Resources and Sloss were decreases in net sales and revenues and operating income from the combined Homebuilding and Financing businesses. Revenues and operating income from these businesses declined due to fewer unit deliveries and an increase in the discount required to record originations of instalment notes receivable at estimated market value during the third quarter of 2008 at Homebuilding as well as lower prepayment-related interest income at Financing. Also contributing to the decrease in operating income was a $10.9 million goodwill impairment charge at Financing, $6.5 million of asset impairments and severance costs at Homebuilding and a $3.9 million provision for estimated hurricane-related insurance losses at Financing, resulting from Hurricanes Gustav and Ike. The impact of these factors on the combined operating income for these businesses was partially offset by lower interest expense at Financing as a result of the April 2008 repayment of all outstanding borrowings under its variable funding loan facilities ("warehouse facilities") as discussed in Note 10 of the "Notes to Condensed Consolidated Financial Statements."

Outlook and Strategic Initiatives

  Natural Resources and Sloss

  •
  Approximately 1.1 million tons of metallurgical coal was sold in the third quarter of 2008 at the 2008-2009 contract year committed pricing ranging from $135 to $315 per metric ton FOB Port. Also in the third quarter of 2008, 0.3 million tons were sold at the 2007-2008 contract year committed pricing of $101 per ton, which concluded the Company's coal delivery commitments at that price. The Company has approximately 40% of its calendar year 2009 metallurgical coal production priced at a weighted average price of $225 per metric ton, leaving approximately 60% not yet priced and 100% is not yet priced for 2010.

  •
  Although the steel industry is experiencing a softening in global steel demand, the Company's fourth quarter shipments are proceeding as previously expected. The Company's metallurgical coal is used as a base coal by its customers. It is management's belief that, on weakening demand, lower quality coals will be the first ones dropped by customers and that the Company's very high-quality coking coal will still be in demand and will receive premium pricing as a result of customers focusing on value in use. However, further weakening of the steel market based on capacity reduction or demand could result in lower prices or in delays in shipments on current contracts.

  •
  The Mine No. 7 Southwest "A" panel's advance rates have been slower than anticipated as a result of higher than expected levels of methane gas. The panel is still expected to produce approximately 1.0 million tons of coal. However, approximately 350,000 tons of production originally planned for the third and fourth quarters of 2008 is now expected to be produced in the first quarter of 2009. Because of the reduced advanced rates, the Company has revised its 2008 metallurgical coal production estimate to a range of 6.4 million to 6.7 million tons. Total metallurgical coal production was 1.2 million tons in the third quarter of 2008 and incremental tonnage is expected in the fourth quarter of 2008, primarily associated with the Southwest "A" panel. The first longwall panel in the Mine No. 7 East expansion is anticipated to begin late in the second quarter of 2009, about two months later than previously planned. As a result, 2009 production estimates are reduced by 400,000 tons. Due to the changes in tonnage forecasts at Mine No. 7, the Company now expects metallurgical coal production for 2009 to total between 8.0 million and 8.4 million tons.

  •
  Metallurgical coal sales are expected to range between 6.6 million to 6.7 million tons in 2008.

  •
  Coal production costs averaged $68.99 per ton and $57.42 per ton for the quarter ended September 30, 2008 and for the nine months ended September 30, 2008, respectively. With the anticipated increase in longwall tons versus continuous miner tons beginning in the fourth quarter of 2008, the Company expects a reduction of production costs in the fourth quarter of 2008 and through 2009 such that these costs will range between $50.00 and $55.00 per ton. This estimate is higher than the Company's previous estimate that ranged between $45.00 and $50.00 per ton for the full year as a result of rising raw material costs, such as energy and steel and lower than planned production in 2008. Rising cost for raw materials could negatively impact these new estimates.

  •
  Demurrage costs in the third quarter of 2008 totaling $5.2 million decreased by $1.8 million from the second quarter of 2008. The availability of Mine No. 7 coal due to increased production from Mine No. 7 East and expansion activities at the Port of Mobile should help to contain these costs in the future. In addition, the Company expects demurrage to decrease as a result of negotiated caps in demurrage costs in many of its 2008-2009 metallurgical coal contracts.

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

  •
  Production at Kodiak Mining decreased due to several unexpected adverse events during the third quarter of 2008. Tons produced since inception are lower than originally projected. Factors including lower yields, significant equipment downtime and adverse geological conditions have all contributed to the shortfall. The Company continues to evaluate the long-term viability of this venture.

  •
  Sloss posted operating income of $14.6 million on the strength of increased metallurgical coke prices. Sloss' pricing and production are expected to remain strong throughout the remainder of 2008. However, higher raw material costs may continue to marginally offset higher pricing over the remainder of 2008.

  •
  The Company continues to focus on growing its Natural Resources business internally and externally. Recent expansion activities include the following:

  •
  Internal growth is expected from the Mine No. 7 East expansion project. Metallurgical coal production is expected to increase nearly 50% over the next two years.

  •
  On July 31, 2008, the Board of Directors approved a plan to expand the Company's United Land subsidiary's surface mining operations by opening a new coal mine with 0.4 million tons of annual capacity. United Land's new mine, to be known as Flat Top Mine, is a 600-acre surface coal mine with reserves of approximately 2.3 million tons of steam and industrial coal on land owned by the Company. Development of the mine has begun and, because permits are already in place, coal production is expected to begin in mid- 2009 and is expected to be accretive to earnings in 2009. United Land will invest approximately $30.0 million to develop the mine, which will employ approximately 50 people, and will be located in Jefferson County, Alabama, 11 miles northwest of Birmingham.

    •
    On September 2, 2008, the Company, through its wholly owned subsidiary United Land Corporation, acquired 100% of the outstanding common shares of Taft Coal Sales & Associates, Inc. ("Taft") for a cash payment of $17.0 million, net of $3.0 million of cash acquired. Taft, located in Jasper, Alabama, currently operates a surface steam and industrial coal mine and primarily mines coal for the industrial and electric utility markets. The acquisition of Taft, included in the Natural Resources segment, expands the Company's coal production base in the southern Appalachian coal region of Alabama and will be instrumental in helping to grow the Company's domestic Natural Resources business.

    •
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

    •
    The Company continues to evaluate expansion opportunities, potential acquisitions and further investments in coal and natural gas.

Homebuilding and Financing

  •
  On September 30, 2008, the Company outlined its plans to separate its Financing business from the Company's core natural resources businesses. The Company plans to distribute 100% of its interest in JWH Holding Company, LLC ("JWH Holding Company"), a wholly-owned subsidiary of the Company and parent company of the entities included in the Financing and Homebuilding segments, to its shareholders. Prior to this distribution, Homebuilding will be sold or otherwise separated from JWH Holding Company and will not be part of the spin-off entity.

    Also on September 30, 2008, as amended and restated on October 28, 2008, JWH Holding Company entered into a definitive agreement to merge with Hanover Capital Mortgage Holdings, Inc. ("Hanover"), a New Jersey-based real estate investment trust ("REIT"). The merger will occur immediately following the spin-off and the combined company will continue to operate as a publicly traded REIT following the merger. The new company will be named Walter Investment Management Corporation ("Walter Investment Management"), be headquartered in Tampa, Fla. and will have approximately 225 employees. The spin-off and merger are expected to be completed in early 2009. After the spin-off and merger, Walter's shareholders will own approximately 98.5% of Walter Investment Management's publicly traded common stock. Shareholders of Hanover will own the remaining 1.5%. Walter Investment Management plans to apply to list its shares on the American Stock Exchange.

    The transaction is subject to certain closing conditions including, but not limited to, approval of the merger by Hanover's shareholders, favorable rulings from the Internal Revenue Service, and the Securities and Exchange Commission declaring effective the required S-4 registration statement and associated proxy filings by Hanover. The Company will continue to consolidate its Financing segment until the date of the spin-off, at which time the historical results of operations of the Financing segment will be reported as discontinued operations.

  •
  During the quarter ended September 30, 2008, the Company recorded a charge of $10.9 million for the impairment of Financing's goodwill. As a result of the Company's plans to separate its Financing business discussed above, the Company analyzed goodwill for potential impairment. The fair value of the reporting unit was determined using a discounted cash flow approach. As a result, the carrying value exceeded the fair value and the implied value of goodwill was $0 as of

    September 30, 2008. The discount rate of interest used to determine the fair value and implied value of goodwill was a contributing factor in this impairment charge. The continued increase in perceived risk in the financial services markets resulted in a significant increase in the discount rate applied to projected future cash flows, as compared to the discount rate applied to similar analyses performed in previous periods.

  •
  During the quarter ended September 30, 2008, Financing recorded a provision for estimated hurricane insurance losses of $3.9 million as a result of damages from Hurricanes Gustav and Ike that impacted the Company's market area.

  •
  On February 19, 2008, the Company announced a restructuring of JWH Holding Company, LLC, the Company's Financing and Homebuilding business. Thirty-six underperforming Jim Walter Homes sales centers have been closed as part of the restructuring. As a result, the Company recorded a restructuring charge of $6.8 million in the first quarter of 2008, in Homebuilding, of which $4.3 million related to impairments of long-lived assets, $1.7 million related to severance obligations due to a 25% reduction in workforce at Homebuilding and $0.8 million related to lease obligations of closed sales centers. This charge appears as restructuring and impairment charges in the statement of income. As a result of the restructuring, the Company expects an estimated $26.0 million to $28.0 million in annualized selling, general and administrative expense savings, much of which is expected to be realized in 2008. Approximately $14.6 million of cost savings have been realized through September 30, 2008.

  •
  In addition, during the three months ended September 30, 2008, Homebuilding recorded a charge of $6.5 million, of which $6.0 million related to impairment of long-lived assets and $0.5 million for severance costs. See further discussion in Note 6 of the "Notes to Condensed Consolidated Financial Statements."

  •
  In April 2008, the Company amended its 2005 Walter Credit Agreement, increasing the revolver portion of the agreement by $250.0 million to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to expire in July 2008 and October 2008, respectively. On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement, as discussed above. With the termination of the warehouse facilities, the Company no longer uses mortgage warehouse facilities or accesses the mortgage-backed securitization market.

  •
  In addition, after May 1, 2008, Walter Mortgage Company ("WMC") no longer provided financing to customers of Homebuilding. However, the backlog of homes with signed contracts and those which were under construction as of May 1, 2008 are being financed by WMC. As of September 30, 2008, an estimated 120 homes remain in the backlog, representing a total of approximately $11.4 million in value to be funded by WMC through the end of the first quarter of 2009. The Company will finance these WMC instalment notes receivable with operating cash flows or funds from borrowings under the increased revolving credit facility.

  •
  Homebuilding has transitioned to a third-party financing model including the use of government-sponsored loan programs. As a result of this transition, combined with the continuing sluggish housing market and credit liquidity crisis experienced in recent months in the United States, the Company expects Homebuilding unit deliveries during the remainder of 2008 to be lower than prior periods.

Other

  •
  In June 2008, the Company completed an offering of 3.2 million shares of its common stock, from which it received $280.4 million of net proceeds. The Company used these proceeds to repay a portion of the term loan and revolving credit facility borrowings under the Company's Amended 2005 Walter Credit Agreement. As a result of this debt repayment, interest expense in the second quarter of 2008 included $3.1 million in accelerated amortization of deferred financing fees.

  •
  During the third quarter ended September 30, 2008, the Board of Directors approved an increase in the Company's regular quarterly dividend rate from $0.05 per common share to $0.10 per common share.

  •
  During the third quarter ended September 30, 2008, the Company repurchased 237,127 shares at an average price of $59.43 under its $25 million share repurchase program, and in October 2008, the Company repurchased 105,729 shares at an average price of $46.56 thereby fulfilling the program's authorized allotment.

  •
  On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program, which is intended to replace the previously authorized $25 million share repurchase program. Repurchases will be made based on liquidity, market conditions and alternative opportunities to invest in and grow the Company's core businesses. Through November 6, 2008, the Company has repurchased 1,184,243 shares at an average price of $35.32 under its $50.0 million share repurchase program.

Summary of Third Quarter Consolidated Results of Operations

        Net sales and revenues for the three months ended September 30, 2008 were $388.0 million, an increase of $75.8 million, or 24.3% from $312.2 million in the same period in 2007. This increase in revenues was primarily driven by higher metallurgical coal and coke pricing, partially offset by declines in unit deliveries at Homebuilding, a $3.8 million increase in the discount charge on instalment notes receivable originated during the third quarter of 2008 and lower Financing prepayment income.

        Cost of sales, exclusive of depreciation, increased $8.8 million to $193.3 million and represented 57.0% of net sales for the three months ended September 30, 2008 versus $184.5 million or 74.1% of net sales for the same period in 2007. The increase in costs primarily results from increased production costs at Natural Resources as well as increased material costs at Sloss. These increases were partially offset by lower costs at Homebuilding resulting from fewer unit deliveries. The decrease in cost of sales as a percentage of net sales in 2008 as compared to 2007 results primarily from increased sales pricing, which outpaced cost increases at Natural Resources and Sloss.

        Depreciation for the three months ended September 30, 2008 was $14.8 million, an increase of $2.7 million compared to the same period in 2007. The increase was primarily due to the Company's continued investment in the expansion of and replacement of equipment at Natural Resources' mining operations.

        Interest expense on mortgage-backed notes was $24.3 million for the three months ended September 30, 2008, down $5.7 million compared to the same period in 2007. This decrease was due to a reduction in the weighted average borrowings outstanding for the three months ended September 30, 2008 as compared to the same period in 2007 resulting from the pay-off and termination of the warehouse facilities in April 2008 totaling $214.0 million, as well as due to normal repayments on the other securitized notes. The weighted average interest rate for the three months ended September 30, 2008 was also slightly lower as compared to the same period in 2007.

        Provision for estimated hurricane insurance losses reflects a $3.9 million provision recorded during the quarter for hurricane-related losses due to Hurricanes Gustav and Ike.

        Restructuring charges of $17.4 million in the three months ended September 30, 2008 includes a charge of $6.5 million at Homebuilding, of which $6.0 million related to the impairment of long-lived assets and $0.5 million for severance costs, as well as a charge of $10.9 million for the impairment of

Financing's goodwill. For a further discussion, see Note 6 of "Notes to Condensed Consolidated Financial Statements."

        Interest expense on other debt decreased $1.9 million to $5.5 million for the three months ended September 30, 2008, primarily as a result of a reduction in both the weighted average borrowings for the period and the weighted average interest rate.

        The Company's effective tax rate for the three months ended September 30, 2008 and 2007 was 32.1% and 27.2%, respectively. The effective tax rate for the three months ended September 30, 2008 includes the effect of a $10.9 million nondeductible goodwill impairment charge. Excluding the impact of this item, the effective tax rate for the quarter would have been 28.3%, comparable to the same period in 2007. Both the 2008 and 2007 effective tax rates differ from the Federal statutory rate primarily due to the benefits from percentage depletion and domestic production deductions.

        The current and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Natural Resources

        Natural Resources, which include the operations of Jim Walter Resources, Kodiak Mining, TRI, Taft and United Land, reported revenues of $268.5 million in the third quarter of 2008, an increase of $103.0 million from the same period last year. The increase in revenues was primarily due to an 81.5% increase in selling prices for metallurgical coal, as compared to the same period in 2007. Additionally, there was an increase in sales from Kodiak Mining and the addition of TRI and Taft sales in 2008. Statistics presented in the following table relate to Jim Walter Resources only.

	Three months ended September 30,
	2008	2007
Average Coal Selling Price (per short ton)	$161.92	$89.22
Tons of Coal Sold (in thousands)	1,384	1,570
Average Natural Gas Selling Price (per MCF)	$8.69	$7.59
Billion Cubic Feet of Natural Gas Sold	1.7	1.8
Number of Natural Gas Wells	421	418

        Natural Resources reported operating income of $95.4 million in the third quarter of 2008, compared to $31.7 million in the same period in 2007. The $63.7 million increase in operating income was primarily the result of the increase in net sales and revenues discussed above, partially offset by an increase in cost of sales of $33.9 million. The increase in cost of sales is mostly due to increased production costs per ton at Jim Walter Resources resulting from inflationary increases in labor, material and power and a higher mix of continuous miner tons to longwall tons associated with the development of the Mine No. 7 Southwest "A" panel and the Mine No. 7 East expansion. Also contributing to the increase in cost per ton were delays in the delivery of new production equipment at Mine No. 4, which resulted in lower volumes of production. Additionally, depreciation expense increased $3.7 million.

  Sloss

        Sloss generated net sales and revenues of $53.7 million for the three months ended September 30, 2008, an increase of 55.9% compared to the same period in 2007, and generated operating income of $14.6 million, an increase of $11.4 million compared to the same period in 2007. These increases resulted from a 77.0% increase in metallurgical coke selling prices due to both higher contract pricing and favorable spot sales during the current period as compared to the same period in 2007. The effect of increased pricing was offset in part by a decrease of approximately 9,000 tons sold and by higher raw material coal costs in the current quarter as compared to the same period in 2007.

  Financing

        Net sales and revenues were $50.2 million for the three months ended September 30, 2008, a decrease of $3.9 million from the same period in 2007 primarily due to lower prepayment income. Financing had an operating loss of $4.8 million in the three months ended September 30, 2008, a decrease of $16.0 million from the same period in 2007. The decrease in operating results was primarily due to a $10.9 million impairment of goodwill reflecting a continuing decline in valuations as a result of disruptions in the financial markets, a $3.9 million provision for estimated hurricane insurance losses, a decrease in revenues, as discussed above, offset in part by a reduction in interest expense. The decrease in interest expense resulted from a reduction in the weighted average borrowings outstanding for the three months ended September 30, 2008 as compared to the same period in 2007 due to the pay-off and termination of the warehouse facilities totaling $214.0 million in April 2008, as well as due to normal repayments on the other securitized notes. The weighted average interest rate for the three months ended September 30, 2008 was also slightly lower as compared to the same period in 2007.

        Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.0% at September 30, 2008, compared to 4.9% at September 30, 2007. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

  Homebuilding

        Net sales and revenues were $23.1 million for the three months ended September 30, 2008, a decrease of $35.0 million from the same period in 2007 primarily as a result of a 58.2% decrease in unit completions and a $3.8 million increase in the discount required to record instalment notes receivable at estimated market value. As a result of the current volatility and lack of liquidity in the residential mortgage market, the discount required to fairly value the instalment notes receivable increased significantly and resulted in an additional discount within Homebuilding. The discount will be recognized as interest income over the life of the instalment notes receivable in the Financing segment. Below are significant statistics for Homebuilding:

	Three months ended September 30,
	2008	2007
Unit completions	243	581
Average revenue per home sold(1)	$88,600	$98,300

    (1)
    Includes the effect of the discount required to record instalment notes receivable at the estimated market value.

        Homebuilding's operating loss was $12.6 million for the three months ended September 30, 2008 compared to an operating loss of $0.1 million for the three months ended September 30, 2007. The increase in operating loss was primarily due to the effect of lower sales volume and the increase in the discount discussed above and a $6.5 million restructuring and impairment charge, partially offset by lower personnel related cost as a result of the restructuring as further discussed in Note 6 of the "Notes to Condensed Consolidated Financial Statements."

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the Nine Months Ended September 30, 2008 and 2007

	For the nine months ended September 30, 2008
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
(in thousands)
Net sales	$651,284	$157,113	$9,244	$101,252	$1,602	$(22,653)	$897,842
Interest income on instalment notes	—	—	142,975	—	—	—	142,975
Miscellaneous income	7,678	761	1,794	1,105	1,561	—	12,899

Net sales and revenues	658,962	157,874	154,013	102,357	3,163	(22,653)	1,053,716
Cost of sales (exclusive of depreciation)	406,240	95,953	4,801	82,994	228	(21,995)	568,221
Interest expense(1)	—	—	78,433	—	—	—	78,433
Interest rate hedge ineffectiveness	—	—	16,981	—	—	—	16,981
Depreciation	35,750	3,033	331	2,576	696	—	42,386
Selling, general & administrative	17,185	10,943	22,484	34,558	25,490	—	110,660
Provision for losses on instalment notes	—	—	12,934	—	—	—	12,934
Postretirement benefits	21,845	(484)	(337)	(455)	(786)	—	19,783
Amortization of intangibles	206	—	801	—	—	—	1,007
Provision for estimated hurricane insurance losses	—	—	3,853	—	—	—	3,853
Restructuring & impairment charges	—	—	10,895	13,255	—	—	24,150

Operating income (loss)	$177,736	$48,429	$2,837	$(30,571)	$(22,465)	$(658)	175,308

Other debt interest expense							(22,377)

Income from continuing operations before income taxes							$152,931

(1)
Excludes other debt interest expense.

	For the nine months ended September 30, 2007
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
(in thousands)
Net sales	$452,229	$99,876	$9,780	$187,780	$2,184	$(4,153)	$747,696
Interest income on instalment notes	—	—	149,939	—	—	—	149,939
Miscellaneous income	23,726	518	3,178	588	3,379	—	31,389

Net sales and revenues	475,955	100,394	162,897	188,368	5,563	(4,153)	929,024
Cost of sales (exclusive of depreciation)	302,184	83,736	6,177	141,807	881	(4,153)	530,632
Interest expense(1)	—	—	89,512	—	—	—	89,512
Depreciation	25,838	2,824	866	3,796	986	—	34,310
Selling, general & administrative	14,145	6,997	21,759	46,436	20,327	—	109,664
Provision for losses on instalment notes	—	—	8,756	—	—	—	8,756
Postretirement benefits	22,020	(648)	(318)	(444)	(728)	—	19,882
Amortization of intangibles	93	—	1,282	—	—	—	1,375

Operating income (loss)	$111,675	$7,485	$34,863	$(3,227)	$(15,903)	$—	134,893

Other debt interest expense							(21,923)

Income from continuing operations before income taxes							$112,970

(1)
Excludes other debt interest expense.

Summary of Year to Date Consolidated Results of Continuing Operations

        Net sales and revenues for the nine months ended September 30, 2008 were $1,053.7 million, up $124.7 million, or 13.4% from $929.0 million in the same period in 2007. The increase in revenues was primarily driven by higher metallurgical coal and coke pricing and increased coal sales volumes, partially offset by declines in unit deliveries at Homebuilding, an additional discount on instalment notes originated during the first nine months of 2008, as well as a decline in Financing's prepayment income.

        Cost of sales, exclusive of depreciation, increased $37.6 million to $568.2 million for the nine months ended September 30, 2008 and represented 63.3% of net sales in 2008 versus $530.6 million and 71.0% of net sales in the same period of 2007. Increased costs were primarily a result of increased sales volumes at Natural Resources and increased material, labor and freight costs at the Natural Resources and Sloss segments, partially offset by a decrease in Homebuilding's cost of sales as a result of fewer unit deliveries. The decrease in cost of sales as a percentage of net sales in 2008 resulted primarily from increased metallurgical coal and coke pricing, which outpaced increased costs at Natural Resources and Sloss.

        Depreciation for the nine months ended September 30, 2008 was $42.4 million, an increase of $8.1 million compared to the same period in 2007. The increase was primarily due to the Company's continued investment in the expansion and replacement of equipment Natural Resources' mining operations, offset in part by a decrease in depreciation expense at Homebuilding of $1.2 million primarily due to asset impairments taken during the nine months ended September 30, 2008.

        Provision for losses on instalment notes increased $4.1 million to $12.9 million for the nine months ended September 30, 2008 compared to $8.8 million for the same period in 2007. This increase primarily relates to increased losses on the ARM portion of the mortgage loans in the instalment notes receivable portfolio, an increase in repossession volume due to foreclosures and a slight decrease in the recovery on foreclosed properties.

        Interest expense on the mortgage-backed/asset-backed notes decreased $11.1 million for the nine months ended September 30, 2008 compared to the same period in 2007. This decrease was due to a reduction in the weighted average borrowings outstanding for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to the pay-off and retirement of the warehouse facilities in April 2008 totaling $214.0 million and due to normal repayments on securitized notes. The weighted average interest rate for the nine months ended September 30, 2008 was also slightly lower as compared to the same period in 2007.

        The interest rate hedge ineffectiveness charge of $17.0 million in the nine months ended September 30, 2008 was recorded to recognize a loss on Financing's maturing interest rate swaps that no longer qualified for hedge accounting treatment. The interest rate swaps, originally intended to hedge the Company's next securitization, no longer qualified for hedge accounting treatment because the Company does not plan to access the distressed securitization market. This loss would normally have been amortized over the life of the securitization and the cash outflow would have been offset by increased securitization cash proceeds. All of Financing's hedges were settled on April 1, 2008 and Financing has no more hedges outstanding.

        Provision for estimated hurricane insurance losses reflects a $3.9 million provision recorded during the third quarter ended September 30, 2008 for estimated insurance losses related to Hurricanes Gustav and Ike.

        Restructuring and impairment charges of $24.2 million in the nine months ended September 30, 2008 represent $13.3 million relating to asset impairment charges and severance costs for Homebuilding, as well as a $10.9 million impairment of Financing goodwill. These charges are further discussed in Note 6 of the "Notes to Condensed Consolidated Financial Statements.".

        The Company's effective tax rate for the nine months ended September 30, 2008 and 2007 was 30.5% and 34.3%, respectively. The effective tax rate for the nine months ended September 30, 2008 includes the unfavorable effect of a $10.9 million nondeductible goodwill impairment charge and the favorable impact of a $3.9 million tax credit resulting from the resolution of certain Federal tax matters associated with the IRS audit for the years ended May 31, 2000, December 31, 2000 and December 31, 2001. Excluding the effect of these items, the effective tax rate for 2008 would have been 30.7%. The effective tax rate in 2007 includes the unfavorable impact of a $4.4 million write-off of certain deferred tax assets no longer considered realizable. Excluding this discrete item, the effective tax rate for the nine months ended September 30, 2007 would have been 30.4%. In addition to the discrete items, both the 2008 and 2007 effective tax rates differ from the Federal statutory rate primarily due to the benefits from percentage depletion and domestic production deductions.

        The current and prior-year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Natural Resources

        Natural Resources reported revenues of $659.0 million for the nine months ended September 30, 2008, up $183.0 million from the same period in 2007. The increase in revenues was driven primarily by increased metallurgical coal volumes and coal pricing versus the prior-year period. Statistics presented in the following table relate to Jim Walter Resources only.

	Nine months ended September 30,
	2008	2007
Average Metallurgical Coal Selling Price (per short ton)	$117.55	$94.57
Tons of Coal Sold (in thousands)	4,623	4,393
Average Natural Gas Selling Price (per MCF)	$8.55	$7.82
Billion Cubic Feet of Natural Gas Sold	4.8	5.4
Number of Natural Gas Wells	421	418

        Natural Resources reported operating income of $177.7 million for the nine month period in 2008, compared to $111.7 million in the same period in 2007. Results in the current-year period benefitted from increased coal sales volumes and pricing, which were partially offset by higher production costs on a per-ton basis. Production costs per ton for the nine months of 2008 were higher than the same period in 2007 due to inflationary increases in labor and materials as well as a higher mix of continuous miner tons to longwall tons associated with the development of the Mine No. 7 Southwest "A" panel and the Mine No. 7 East expansion at Jim Walter Resources. In addition, 2007 benefitted from certain tax credits that were discontinued in 2008.

  Sloss

        Net sales and revenues were $157.9 million for the nine months ended September 30, 2008, an increase of $57.5 million compared to the same period in 2007. This increase in revenues is mostly related to an increase in metallurgical coke average sales price per ton, which more than offset a slight decrease in tons sold. Sloss reported operating income of $48.4 million for the nine months ended September 30, 2008 compared to $7.5 million in the same period in 2007, an increase of $40.9 million. Most of the increase results from the increase in metallurgical coke average sales price per ton as noted above, partially offset by higher raw material coal cost and a $2.4 million charge related to the resolution of a legal matter.

  Financing

        Net sales and revenues were $154.0 million for the nine months ended September 30, 2008, a decrease of $8.9 million from the prior-year period. This decrease is primarily attributable to lower prepayment-related interest income. Operating income was $2.8 million for the nine months ended September 30, 2008, a decrease of $32.0 million from the prior-year period. The decrease in operating income is primarily a result of recognizing a $17.0 million loss on interest rate hedge ineffectiveness, a $10.9 million impairment of goodwill and a $3.9 million provision for estimated hurricane losses during the nine months ended September 30, 2008.

  Homebuilding

        Net sales and revenues were $102.4 million for the nine months ended September 30, 2008, a decrease of $86.0 million from the nine months ended September 30, 2007 primarily as a result of a 41.7% decrease in unit completions and a $12.2 million increase in the discount required to record instalment notes receivable at estimated market value.

	Nine months ended September 30,
	2008	2007
Unit completions	1,106	1,896
Average revenue per home sold(1)	$88,400	$98,400

    (1)
    Includes the effect of the discount required to record instalment notes receivable at estimated market value at the date of origination.

        Homebuilding's operating loss of $30.6 million for the nine months ended September 30, 2008 increased $27.4 million when compared to an operating loss of $3.2 million for the nine months ended September 30, 2007. The increase in operating loss was primarily due to the effect of lower sales volumes, the increase in the discount discussed above, and restructuring and impairment charges totaling $13.3 million, as further discussed in Note 6 of the "Notes to Condensed Consolidated Financial Statements."

  Other

        The operating loss in the "Other" segment, comprised of the Company's corporate expenses and land subsidiaries other than United Land, increased by $6.6 million in the nine months ended September 30, 2008 when compared to the same period in 2007. The increased operating loss was primarily due to reduced land sales and increased employee-related expenses and professional fees.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations increased by $0.6 million from $30.6 million at December 31, 2007 to $31.2 million at September 30, 2008 reflecting $159.1 million in cash flows provided by continuing operating activities, partially offset by $72.9 million of cash flows used in investing activities and $85.6 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Short-term investments were $58.8 million at September 30, 2008, down $17.0 million from December 31, 2007, attributable to cash collections on mortgages previously pledged as collateral against the warehouse facilities no longer being restricted as a result of the payoff and termination of the warehouse facilities in April 2008.

        Net instalment notes receivable were $1,804.6 million at September 30, 2008, down $32.4 million from December 31, 2007 as a result of payments received on outstanding notes exceeding new loan originations. The reduction in new loan originations is the result of WMC no longer providing financing to new customers of Homebuilding effective May 1, 2008.

        Net receivables were $173.3 million at September 30, 2008, an increase of $91.6 million from December 31, 2007 primarily attributable to increased selling prices within the Natural Resources and Sloss businesses and timing of sales within the third quarter of 2008 as compared to the fourth quarter of 2007.

        Inventories were $122.2 million at September 30, 2008, an increase of $20.5 million from December 31, 2007 primarily due to increased raw materials at Sloss and Natural Resources in preparation for completing customer orders, as well as an increase in repossessed property at Financing. These increases were partially offset by a reduction of goods in process at Homebuilding as a result of a decrease in the number of homes under construction.

        Net property, plant and equipment was $523.2 million at September 30, 2008, up $88.2 million from December 31, 2007 primarily due to the Company's continued investment in the replacement of equipment and expansion at Natural Resources' mining operations.

        Accounts payable was $82.9 million at September 30, 2008, up $10.9 million from December 31, 2007 primarily due to the timing of payments on purchased coal and freight.

        Accrued expenses were $122.8 million at September 30, 2008, up $39.7 million from December 31, 2007 primarily due to an increase in taxes payable relating to increased estimated taxable income in 2008.

        Mortgage-backed/asset-backed notes were $1,402.2 million at September 30, 2008, down $304.0 million from December 31, 2007 as a result of debt principal payments, which included the $214.0 million payoff and termination of the warehouse facilities in April 2008.

        Other debt decreased by $19.9 million from December 31, 2007 primarily due to $359.2 million of payments on the amended 2005 Walter Credit Agreement, offset in part by $330.0 million in borrowings under the amended 2005 Walter Credit Agreement during the nine months ended September 30, 2008. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are its existing cash balances, operating cash flows and borrowings under its revolving credit facility. The Company's principal source of long-term funding is its bank term loan. As of September 30, 2008, total debt decreased $323.9 million as compared to December 31, 2007. See discussion below and Note 10 of "Notes to Condensed Consolidated Financial Statements."

        The Company believes that, based on current forecasts and anticipated market conditions, funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials and interest rates and the general economy. Currently there is an unprecedented uncertainty in the financial markets, less availability and higher costs of credit, potential counterparty defaults, and commercial and investment bank failures.

While we have no indication that the uncertainty in the financial markets would impact our current credit facility or our current credit providers, the possibility does exist.

  2005 Walter Credit Agreement

        In 2005, Walter entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which includes (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $139.3 million of which was outstanding as of September 30, 2008 with a weighted average interest rate of 5.280%, and (2) a $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        On April 30, 2008, Walter amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Funds available of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to mature in July 2008 and October 2008, respectively. The amendment also increases the interest rate on the revolving credit facility and the term loan to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increases from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at September 30, 2009, $300.0 million at June 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing business.

        In connection with the amendment to the 2005 Walter Credit Agreement, the Company incurred $3.9 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the revolving credit facility.

        During the nine months ended September 30, 2008, the Company borrowed $330.0 million under the revolving credit facility. On June 16, 2008, the Company completed an offering of shares of its common stock and received $280.4 million of net proceeds, as more fully discussed in Note 13 of "Notes to Condensed Consolidated Financial Statements." During June 2008, the net proceeds from the offering were used to repay $77.9 million on the term loan and $202.5 million on the revolving credit facility. Additional repayments on the revolving credit facility during the nine months ended September 30, 2008 totaled $77.5 million. At September 30, 2008, the Company had $50.0 million outstanding under the revolving credit facility at a weighted average interest rate of 4.903%.

        Under the terms of the Company's amended 2005 Walter Credit Agreement, availability under the revolving credit facility was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. As of September 30, 2008, the Company had $51.2 million in outstanding stand-by letters of credit and $272.6 million of availability for future borrowings under the revolving credit facility.

        In connection with the repayments discussed above, the Company recognized an additional amortization of $3.1 million of previously deferred financing fees. This amortization charge is included in interest expense in the statement of income.

  Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At the beginning of 2008, the Company had two warehouse facilities totaling $350.0 million that provided temporary warehouse financing to WMC for its current purchases of instalment notes and mortgages originated by Homebuilding.

        On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement, as discussed above. With the termination of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

        In addition, after May 1, 2008, WMC is no longer providing financing to new customers of Homebuilding. However, the backlog of homes with signed contracts and those which were under construction as of May 1, 2008, have been or are expected to be completed by the end of the first quarter of 2009 and financed by WMC. As of September 30, 2008, an estimated 120 homes remain in the backlog, representing a total of approximately $11.4 million in value to be funded by WMC. The Company will finance these WMC instalment notes receivable with operating cash flows or funds from borrowings under the increased revolving credit facility. Homebuilding is transitioning to a third-party financing model including the use of government-sponsored loan programs.

  Convertible Notes

        In January 2008, the holders of the remaining $0.8 million 3.75% Convertible Senior Subordinated Notes agreed to convert the principal amount in exchange for 84,013 shares of the Company's common stock and $0.1 million of conversion inducement payments.

Statement of Cash Flows

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2008	2007
Cash flows provided by operating activities	$159,105	$69,085
Cash flows used in investing activities	(72,887)	(121,411)
Cash flows used in financing activities	(85,642)	(52,515)

Cash flows provided by (used in) continuing operations	576	(104,841)
Cash flows provided by discontinued operations	—	630

Net increase (decrease) in cash and cash equivalents	$576	$(104,211)

        Cash balances were $31.2 million and $30.6 million at September 30, 2008 and December 31, 2007, respectively. The primary sources of cash in the nine months ended September 30, 2008 were cash provided by operating activities of $159.1 million, proceeds from the June 2008 stock offering that totaled $280.4 million and $11.9 million from the receipt of payments on purchased loans. These sources of cash were partially offset by cash outflows for capital expenditures of $88.8 million, net payments of mortgage-backed/asset- backed notes of $304.0 million, net payments on other debt that totaled $46.4 million and the acquisition of Taft for $17.0 million, net of cash acquired.

        Net cash provided by operating activities was $159.1 million for the nine months ended September 30, 2008 as compared to $69.1 million for the same period in 2007. The improvement in net cash provided by operating activities in 2008 was primarily the result of a $32.0 million increase in income from continuing operations, a $17.6 million increase in non-cash charges to net income and a

$40.4 million improvement in cash from operating assets and liabilities for the nine months ended September 30, 2008 as compared to the same period in 2007. Additionally, in the 2008 period, the conversion to cash cycle time for operating assets has been reduced as instalment receivables have decreased reflecting the fact that the Company is no longer providing financing to new customers of Homebuilding effective May 1, 2008.

        Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2008 were $72.9 million compared to $121.4 million for the same period in 2007. Significant cash flows used in investing activities in the 2008 period included the acquisition of Taft for $17.0 million, net of cash acquired and additions to property, plant and equipment totaling $88.8 million as the Company continued to invest in the replacement of equipment and expansion of Natural Resources' mining operations. The Company has revised its forecast for 2008 capital expenditures from an expected range of $110.0 million to $135.0 million to approximately $154 million primarily as a result of additional capital spending needs at Natural Resources. Significant cash flows used in investing activities in the 2007 period included $110.0 million of additions to property plant and equipment, primarily in the Natural Resources segment, and the acquisition of TRI for $11.7 million, net of cash acquired.

        Cash flows used in financing activities of continuing operations for the nine months ended September 30, 2008 were $85.6 million compared to $52.5 million in the same period in 2007. Cash flows used in financing activities in 2008 included: net payments of mortgage-backed/asset-backed notes of $304.0 million, primarily as a result of the April 2008 payoff and termination of WMC's two warehouse facilities discussed above and net retirements of other debt of $46.4 million, partially offset by proceeds from the June 2008 stock offering of $280.4 million. See Note 13 to the "Notes to Condensed Consolidated Financial Statements" for additional discussion. Cash flows used in financing activities for the nine months ended September 30, 2007, were primarily attributable to $40.8 million of net retirements on other debt.

Contractual Obligations and Commercial Commitments

        During the third quarter of 2008, the Company entered into an arrangement in which a vendor will provide certain parts, components and an exchange and rebuild service for certain of the Company's mining equipment. This arrangement extends to a period of up to five years and will require the Company to expend approximately $57.1 million over the contract term. These types of maintenance costs have been incurred by Natural Resources in prior periods. Also, in connection with its expanding mining operations, the Company had commitments of approximately $43.6 million at September 30, 2008, for the acquisition of property and equipment, most of which is expected to be incurred in 2009.

Pension Benefits

        As a result of the unprecedented distress in the credit and capital markets, the fair value of the Company's pension plan assets has declined substantially since December 31, 2007. A sustained decline in the fair value of pension plan assets will result in increased pension contributions in 2009 and future years.

  Other

        In October 2008, the Company entered into a $32.3 million equipment financing arrangement for certain previously procured mining equipment. This financing arrangement will mature in the first quarter of 2014 and carries an annual interest rate of LIBOR plus 375 basis points.

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

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including expressions such as "believe," "anticipate," "expect," "estimate," "intend," "may," "will," and similar expressions involve known and unknown risks, and uncertainties, and other factors that may cause the Company's actual results in future periods to differ materially from the expectations expressed or implied by such forward-looking statements. These factors include, among others, the following: the market demand for the Company's products as well as changes in costs and the availability of raw material, labor, equipment and transportation; changes in weather and geologic conditions; changes in extraction costs and pricing and our assumptions and projections concerning our reserves in the Company's mining operations; changes in customer orders; pricing actions by the Company's competitors, customers, suppliers and contractors; changes in governmental policies and laws; changes in general economic conditions; and the successful implementation and anticipated timing of any strategic actions and objectives that my be pursued, including our announced separation of the Financing and Homebuilding business from the Company. Forward- looking statements made by the Company in this release, or elsewhere, speak only as of the date on which the statements were made. Any forward-looking statements should be considered in context with the various disclosures made by us about our business, including the Risk Factors described in the Company's Prospectus filed with the Securities and Exchange Commission on June 9, 2008 and our other filings with the Securities and Exchange Commission. The Company disclaims any duty to update its forward-looking statements as of any future date.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 16 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.    Risk Factors

        The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in "Risk Factors" in the Company's Prospectus filed with the Securities And Exchange Commission on June 9, 2008. In addition to the risk factors previously disclosed in our Prospectus filed with the Securities and Exchange Commission on June 9, 2008, you should consider the following risks prior to making an investment in our Company:

Disruptions in the credit markets have created uncertainty, which could adversely affect our business.

        The financial markets in the United States, Europe, South America and Asia have been experiencing extreme disruption in recent months. As widely reported, these markets have experienced, among other things, extreme volatility in security prices, commodities and currencies; severely diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. The current tightening of credit in financial markets could adversely affect our customers' ability to obtain financing for operations, result in a decrease in the demand for our products and negatively impact our collection of trade receivables from our customers. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

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

Purchase of Equity Securities by the Company and Affiliated Purchasers

        On August 13, 2007, the Company's Board of Directors authorized a $25.0 million Common Stock Open Market share buyback program to replace the July 21, 2003 authorized program which was fully utilized on October 3, 2008. During January 2008, the Company acquired 11,400 shares at an average price of $31.83 per share. During the third quarter ended September 30, 2008, the Company repurchased 237,127 shares at an average price of $59.43 under its $25 million share repurchase program, and in October 2008, the Company repurchased 105,729 shares at an average price of $46.56 thereby fulfilling the program's authorized allotment.

        On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program, which is intended to replace the previously authorized $25 million share repurchase program. Repurchases will be made based on liquidity, market conditions and alternative opportunities to invest in and grow the Company's core businesses. Through November 6, 2008, the Company has repurchased 1,184,243 shares at an average price of $35.32 under its $50.0 million share repurchase program.

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

Date: November 7, 2008

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (IN THOUSANDS)
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