Form 10-K
period 2008-12-31
WALTER INDUSTRIES INC /NEW/
filed 2009-02-27
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3429953 (IRS Employer Identification No.)
4211 W. Boy Scout Boulevard Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)
(813) 871-4811 Registrant's telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2008, the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $6.1 billion.

Number of shares of common stock outstanding as of January 31, 2009: 53,276,191

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 23, 2009 are incorporated by reference in Part III of this Form 10-K.

 PART I

Item 1.    Description of Business and

Item 1A.    Risk Factors

(a)    Narrative Description of Business

General

        Walter Industries, Inc. ("the Company", "Walter"), organized in 1987, is a leading producer and exporter of metallurgical coal for the global steel industry and also produces steam coal, coal bed methane gas, metallurgical coke and other related products. The Company also operates a mortgage financing business, which is expected to be divested in 2009, as discussed further below, and decided to close its Homebuilding business in December 2008.

        Our businesses may be grouped in the following broad categories:

        Natural Resources and Sloss.    Our Natural Resources segment consists primarily of Jim Walter Resources, Inc. ("JWR"), Tuscaloosa Resources, Inc. ("TRI"), Taft Coal Sales & Associates ("Taft") and United Land Corporation ("United Land"). In 2008, JWR produced 6.0 million tons of high quality metallurgical coal. In addition, JWR owns 50% of Black Warrior Methane Corp., which extracts coalbed methane gas; JWR's portion of the production was 6.6 billion cubic feet of natural gas in 2008. United Land is the parent company of TRI and Taft. TRI, acquired in 2007, is a Brookwood, Alabama-based surface coal miner with an annual production capacity of approximately 0.8 million tons of primarily low-sulfur steam coal for the industrial and electric utility markets. In 2008, TRI produced 0.8 million tons of steam coal. Taft, located in Jasper, Alabama, was acquired on September 2, 2008 and operates a surface steam and industrial coal mine for the industrial and electric utility markets. Since the acquisition, Taft has produced 0.2 million tons of steam coal. Sloss Industries Corporation ("Sloss") is a manufacturer of metallurgical coke, primarily for foundry and furnace use. In 2008, Sloss produced 0.4 million tons of metallurgical coke.

        Financing and Homebuilding.    Our Financing segment, which includes Walter Mortgage Company ("WMC"), services non-conforming instalment notes and loans that are secured by mortgages and liens. The mortgage portfolio at December 31, 2008 was approximately $1.8 billion. Our Homebuilding segment includes Jim Walter Homes, Inc. ("JWH"), which was an on-your-lot homebuilder.

        Other.    The Other segment includes the Company's other land subsidiaries and corporate expenses.

2008 Developments

Natural Resources and Sloss

        Kodiak Closure.    On December 26, 2008, the Company announced the permanent closure of the underground coal mine owned by the Kodiak Mining Company, LLC ("Kodiak"), located in Shelby County, Alabama, as a result of high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. As a result of the closure of the Kodiak mine in December 2008, historical results have been presented as discontinued operations. For additional discussion, see Note 3 of "Notes to the Consolidated Financial Statements."

        Acquisition of Coal Reserves.    On December 11, 2008, we announced that JWR has leased approximately 46.0 million tons of additional high-quality Blue Creek Coal reserves contiguous to its Mine No. 4 and Mine No. 7 operations near Brookwood, Alabama. Terms of the leases, including royalty rates, are consistent with the Company's existing lease agreements.

        Taft Acquisition.    On September 2, 2008, we acquired Taft Coal Sales & Associates, a central Alabama surface coal producer with steam, industrial and metallurgical coal reserves, for $23.5 million, which includes the assumption of $3.4 million of debt. Taft operates a surface steam and industrial coal mine with annual production capacity of approximately 0.6 million tons and has reserves of approximately 5.0 million tons at December 31, 2008. Included in Taft's reserves are approximately 0.6 million tons of metallurgical coal, which the Company plans to mine in future periods. Taft is based in Jasper, Alabama, approximately 40 miles northwest of Birmingham, and employs approximately 100 people.

        TRI Contractual Commitments.    In 2008, TRI committed to sell 1.2 million tons of steam and industrial coal, or approximately half of its current annual production capacity for the next three calendar years, at approximately $100 per short ton FOB mine. This three-year commitment is expected to contribute significantly to TRI's operating income and cash flows.

Financing and Homebuilding

        Plan of Spin-off and Merger of our Financing Segment.    On September 30, 2008, the Company outlined its plans to separate its Financing business from the Company's core Natural Resources businesses through a spin-off to our shareholders and subsequent merger with Hanover Capital Mortgage Holdings, Inc. ("Hanover"), a New Jersey-based real estate investment trust ("REIT"). As a step toward the completion of this plan, on February 3, 2009, the Company formed Walter Investment Management LLC ("Spinco"), a wholly owned, Delaware limited liability company, to receive our Financing business and facilitate the spin-off and merger. The subsidiaries and assets that Spinco will own at the time of the spin-off and merger include all assets of our Financing business except for those associated with the workers' compensation program and various other runoff insurance programs within Cardem Insurance Co., Ltd. Spinco's total assets and liabilities at the time of the spin-off and merger are expected to be approximately $1.9 billion and $1.5 billion, respectively.

        Following the merger of Spinco with Hanover, the combined company will continue to operate as a publicly traded REIT and will be named Walter Investment Management Corporation ("Walter Investment Management"). The spin-off and merger are expected to be completed in the second quarter of 2009. After the spin-off and merger, Walter's shareholders will own approximately 95.17% of Walter Investment Management's publicly traded common stock, certain holders of options to acquire limited liability interest of Spinco outstanding immediately prior to the effective time of the merger will own 3.33%, and shareholders of Hanover will own the remaining 1.5%. Walter Investment Management plans to apply to list its shares on the American Stock Exchange under the ticker symbol "WAC".

        The transaction is subject to certain closing conditions including, but not limited to, approval of the merger by Hanover's shareholders and favorable rulings from the Internal Revenue Service. Financing will continue to be reported as part of the Company's continuing operations until the date of the spin-off, at which time the historical results of the Financing segment will be reported as discontinued operations.

        Homebuilding Closure.    In December 2008, the Company made the decision to close the Homebuilding business. This decision was reached despite the efforts of management and employees, including a major restructuring during 2008 that closed nearly half of the sales centers. Homebuilding will continue to be reported as part of the Company's continuing operations until the closure is complete, at which time the historical results of the Homebuilding segment will be reported as discontinued operations. See also Note 4 of "Notes to Consolidated Financial Statements."

Corporate Liquidity and Capital Activity

        Share Repurchase Program.    In 2008, the Company repurchased $64.6 million, or 1.6 million shares, of its outstanding stock. On December 31, 2008, we announced a $50.0 million expansion to the

Company's share repurchase program. The new program began on January 1, 2009, and, as of February 27, 2009, 1.4 million shares have been repurchased for $27.9 million.

        Debt Amendment.    In April 2008, the Company amended its 2005 Walter Credit Agreement, increasing the revolver capacity from $225.0 million to $475.0 million. Approximately $214.8 million of available revolver funds were used to repay and terminate the Financing segment's Mid-State Trust IX and Trust XIV mortgage warehouse facilities, which were due to mature in 2008. As of the warehouse facilities' repayment and termination in April 2008, the Company's Financing segment had unencumbered mortgage assets exceeding $330.0 million and is no longer reliant on the availability of mortgage warehouses or asset-backed securitization markets. In addition, the credit agreement amendment allows for the spin-off of Financing and the closure of Homebuilding.

        Share Issuance.    In June 2008, the Company completed an offering of 3.2 million shares of its common stock for $90.75 per share and received $280.5 million of net proceeds from this offering, after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds to (1) repay $77.9 million of the term loan outstanding under the 2005 Walter Credit Agreement and (2) repay $202.5 million of revolving credit facility borrowings under the 2005 Walter Credit Agreement. In connection with this offering, the revolving credit commitments under the 2005 Walter Credit Agreement were reduced from $475.0 million to approximately $373.8 million.

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

(c)    Description of Business

Natural Resources and Sloss

        The following map provides the Company's Natural Resources and Sloss locations as of December 31, 2008. We operate two metallurgical coal mines, the No. 7 Mine (which includes No. 7 East) and the No. 4 Mine, both owned by JWR, and three steam coal mines, TRI's East Brookwood Mine and Howton Mine and Taft's Choctaw South Mine. In addition, the Company has mines that are ready for operations, including Taft's Reid School Mine and Choctaw West Mine and United Land Corporation's ("ULC's") Flat Top Mine, as well as mines that are under development, including Taft's Gayosa South Mine, ULC's Highway 59 Mine, ULC's Beltona East Mine, ULC's Swann's Crossing Mine and ULC's Morris Mine. All of our properties are located in the state of Alabama. This map does not include the Kodiak Mine, which was closed in December 2008.

Map, Location and Access to Property

        Jim Walter Resources' Mines Nos. 4 and 7, located near Brookwood, Alabama, are serviced by CSX rail. Both mines also have access to the Company's barge load out facility on the Black Warrior River. Service via rail or the Black Warrior River culminates in delivery to the Port of Mobile, whereby shipments are delivered to our international customers via ocean vessels.

        TRI's East Brookwood and Howton mines, and ULC's Highway 59 and Swann's Crossing mines, all located in Tuscaloosa County near Brookwood, Alabama, have access to the Company's barge load out facility on the Black Warrior River. Approximately half of TRI's coal is delivered via barges to a local power company. The remainder of TRI's coal is delivered to local customers via truck. ULC's mines are yet to be developed.

        Taft's Choctaw South, Choctaw West and Gayosa mines, located near Parrish in Walker County, Alabama, have an onsite rail facility serviced by Norfolk Southern rail. Access to Highway 269 provides delivery access to local customers via truck.

        Taft's Reid School Mine, located in Blount County, Alabama will have access to Highway 79 whereby coal shipments will be delivered to local customers via truck.

        ULC's Flat Top Mine is located in Adamsville, Alabama near Highway 78. This mine will deliver coal via trucks.

        ULC's Beltona East and Morris mines, located in Jefferson County, Alabama, will have access to Warrior Jasper Road whereby coal shipments will be delivered to local customers via truck

        Sloss Industries Corporation, located in Birmingham, Alabama, delivers metallurgical coke to its customers via rail and truck.

        For additional information regarding the Company's coal mineral reserves, coal ownership and leases, and average selling price per ton by mine, see Item 2., "Properties."

Jim Walter Resources, Inc.

        The operations of JWR are conducted through its Mining Division, which mines and sells high quality metallurgical coal from two underground mines, the No. 4 and No. 7 mines, and its De-Gas Division, which extracts and sells natural gas from the coal seams owned or leased by JWR.

        The Mining Division, headquartered in Brookwood, Alabama, currently has approximately 6.5 million tons of rated annual coal production capacity from its mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at about 2,000 feet below the surface, the No. 4 and No. 7 mines are some of the deepest underground coal mines in North America. The Mining Division extracts coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high BTU values that can be sold either as metallurgical coal (used to produce coke) or as compliance steam coal (used by electric utilities because it meets current environmental compliance specifications).

        The Mining Division had net sales and revenues of $805.7 million, $556.7 million and $611.7 million in the years ended December 31, 2008, 2007 and 2006, respectively.

        In 2004, the Company announced a project to expand production in an area called Mine No. 7 East. The new mine area will consist of one additional longwall unit and three continuous miner sections, providing incremental annual production capacity of approximately 2.7 million tons. The investment of approximately $185 million to develop this new mine area will result in longwall production beginning in 2009. Capital expenditures through December 31, 2008 related to this expansion project amounted to $160.4 million and are expected to be approximately $23.0 million in 2009. In December 2006, mining operations ceased at Mine No. 5 as planned. The preparation plant at Mine No. 5 will remain operational and serve as the washing and shipping point for production associated with the Mine No. 7 East expansion project.

        JWR's coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. Historically, the Mining Division has operated one longwall mining system in each mine for primary production and four to six continuous miner sections in each mine for the development of mains and longwall panel entries. As noted above, the Company is investing in Mine No. 7 East such that the mine will operate two longwall mining systems. The Mining Division's normal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. This ratio is expected to remain consistent after the start of longwall operations for the Mine No. 7 East expansion in 2009.

        Beginning in 2008, the Mining Division developed and mined an additional section in the No. 7 Mine known as the Southwest "A" panel. This panel has approximately 1.0 million tons of high-quality metallurgical coal, of which approximately 450,000 tons were mined in 2008. The remainder is expected to be mined in 2009, completing the production of this additional section.

        The Mining Division's coal is principally sold to a diversified base of offshore metallurgical coal customers. The division's metallurgical coal is sold to customers in numerous markets throughout Europe, South America, Turkey and Africa. Most metallurgical coal sales are made under fixed price supply contracts, usually with a duration of one year, running principally from July through June. However, some sales of metallurgical coal can occur in the spot market as dictated by available JWR supply and market demand. During 2008, JWR's two largest customers represented approximately 14.8% and 11.2% of the Mining Division's sales, respectively. The Company believes that the loss of these customers would not have a material adverse effect on the results of operations of the Company as the loss of volume from these customers would be replaced with sales to other existing or new customers due to the demand for JWR's metallurgical coal. Foreign sales accounted for approximately 96.5% of the Mining Division's net sales during the year. Domestic sales include coal sold to Sloss.

        The De-Gas Division, headquartered in Brookwood, Alabama, extracts and sells natural gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal ownership joint venture with El Paso Production Co., a subsidiary of El Paso Corporation. JWR also operates a wholly owned low quality gas ("LQG") facility. The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing natural gas concentrations with wells drilled in conjunction with the mining operations. There were 442 wells producing approximately 11.8 billion cubic feet of natural gas in 2008. JWR generated 6.6 billion cubic feet in 2008, including 1.3 billion cubic feet from its LQG operations. The degasification operation has improved mining operations and safety by reducing methane gas levels in the mines, and has been a profitable operation. Natural gas production level is expected to be 7.0 to 7.2 billion cubic feet in 2009.

Tuscaloosa Resources, Inc.

        In 2007, the Company acquired TRI. Founded in 1995, TRI is a producer of surface coal for the industrial and steam coal markets. Based in Birmingham, Alabama, it employs approximately 100 people. TRI's mines, which have historically produced approximately 800,000 tons of high BTU coal annually, are located near United Land's barge load-out facility and Jim Walter Resources' existing operations. The close proximity of TRI to the Company's existing infrastructure is expected to provide opportunities for revenue and cost-related synergies, including opportunities to blend TRI's coal production with the Company's existing coal products, such as pond fine material. TRI controls approximately 2.9 million tons of coal reserves at December 31, 2008.

Taft Coal Sales & Associates, Inc.

        On September 2, 2008, the Company, through its wholly owned subsidiary United Land Corporation, acquired all of the outstanding common shares of Taft. Located in Jasper, Alabama, Taft currently operates a surface steam and industrial coal mine and primarily mines coal for the industrial and electric utility markets. The acquisition of Taft expands the Company's coal production base in the southern Appalachian coal region of Alabama and will be instrumental in helping to grow the Company's domestic Natural Resources business. For additional information on this acquisition, see Notes 3 and 4 of "Notes to the Consolidated Financial Statements."

Sloss

        Sloss is a manufacturing company that began operations at its current location in 1920. Founded in 1881, Sloss is headquartered in Birmingham and has two major product lines: metallurgical coke, which includes coke for furnace and foundry applications, and slag fiber. Foundry coke is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Sloss utilizes 120 coke ovens with the capacity to produce 420,000 tons of metallurgical coke and is the second largest merchant foundry coke producer in the United States. Slag fiber is an insulating fiber utilized principally as a raw material by acoustical ceiling tile manufacturers.

Financing

        The Financing segment is primarily comprised of WMC, a Delaware corporation that owns and services non-conforming instalment notes and loans that are secured by mortgages and liens on residential property. Prior to May 1, 2008, the Financing business purchased and originated mortgage loans and purchased instalment notes originated by its homebuilding affiliate, JWH. Since May 1, 2008, WMC has been engaged in servicing its portfolio of mortgage assets, as well as financing the backlog of home mortgages originated prior to May 1, 2008. Currently, the servicing activities are solely dedicated to its portfolio of owned mortgage assets. The portfolio of mortgage assets are primarily domiciled in the southeastern U.S., and therefore the servicing business and the field service representatives conducting that business are located in that region.

        At December 31, 2008, the Company held fixed (98%) and variable-rate (2%) instalment notes ranging from 2.13% to 13.66% annual percentage rate, without points or closing costs. See also Note 2 of "Notes to Consolidated Financial Statements" included herein for a description of the revenue recognition policies of Financing.

Walter Mortgage Company

        WMC, headquartered in Tampa, Florida, was established in 2001 to provide home financing to the customers of JWH and is the successor to MSH (Mid-State Homes) subsequent to a merger during 2007. MSH was established in 1958 to purchase and service mortgage instalment notes originated by JWH. WMC initiated a program to acquire mortgage loans in 2003 that met the Company's underwriting criteria. Loans were purchased from various sellers of first lien mortgages. In August 2007, the Company terminated its third party loan acquisition program in light of volatile market conditions for securitizations of subprime mortgages. On May 1, 2008, WMC made a decision to cease offering mortgage related financing instruments to new JWH customers.

        Historically, WMC funded instalment notes, as well as mortgage loans it originated, using various warehouse lines of credit. Once a critical mass of assets had been accumulated, WMC would securitize the assets using a grantor trust, structured as a financing, which required that the assets and liabilities be recorded on the balance sheet with no gain for tax purposes. These business trusts acquired the mortgage instalment notes and loans using the proceeds from borrowings secured by the notes. WMC owns, directly or indirectly, all of the beneficial interests in these trusts. Only the notes in the trusts secure the borrowings of these trusts, and therefore these borrowings are non-recourse to the Company. In April 2008, primarily in light of the difficult mortgage market, WMC repaid in full all amounts outstanding under its $350.0 million mortgage warehouse facilities and then terminated those facilities. For additional information on the notes, the trusts and their related borrowings, see Notes 7 and 12 of "Notes to Consolidated Financial Statements."

        On September 30, 2008, the Company outlined its plans to separate its Financing business from the Company's core Natural Resources businesses, as discussed previously. For additional information, see Note 3 of "Notes to Consolidated Financial Statements."

        At December 31, 2008, WMC's portfolio was geographically distributed as follows: Texas (33%), Mississippi (15%), Alabama (9%) and Florida and Louisiana each (6%). The remaining portfolio was spread primarily in other southeastern states.

Insurance

        Best Insurors, Inc. ("Best"), located in Tampa, Florida, is an agency that primarily places fire and extended insurance coverage for homeowners who finance through WMC or JWH. Cardem Insurance Company Ltd. ("Cardem"), located in Bermuda, primarily provides reinsurance of such insurance placed through Best and provides captive coverage for various other Company risks, including workers' compensation for Homebuilding. Following the spin-off of our Financing segment, the Company will retain the assets and liabilities of Cardem associated with workers' compensation and other runoff insurance programs.

Homebuilding

Jim Walter Homes, Inc.

        Jim Walter Homes, Inc. and its subsidiaries ("JWH"), headquartered in Tampa, Florida, marketed and supervised the construction of detached, single-family residential homes, on land owned by its customers, primarily in the southeastern United States where the weather generally permits year-round construction. JWH historically concentrated on the low- to moderately-priced segment of the housing market. JWH's products consisted of over 60 models ranging in size from approximately 800 to over

3,000 square feet. During the years ended December 31, 2008, 2007 and 2006, the average net contract price of all homes sold was $102,000, $98,000 and $90,000, respectively.

        In 2008, JWH transitioned to a third-party financing model including the use of government-sponsored loan programs. Up until May 1, 2008, if JWH financed the new home purchase, upon completion of construction to the agreed-upon percentage, in the ordinary course of business, JWH sold the building and instalment sale contract, the note and the related mortgage, deed of trust or other security instrument to WMC, pursuant to an agreement between JWH and WMC. However, after May 1, 2008, WMC no longer provides financing to customers of JWH, except for the backlog of homes with signed contracts and those which were under construction as of May 1, 2008. Despite this transition, the continuing sluggish housing market and credit liquidity crisis experienced in recent months in the United States resulted in declining unit deliveries.

        Due to unprecedented changes in the economy, specifically in the housing and credit markets over the course of 2008, on December 30, 2008, the decision was made to wind down the operations and liquidate JWH. Prior to this decision, management took several steps to weather the economic storm. In February 2008, the Company closed 36 underperforming sales centers and eliminated 25% of its workforce as part of a restructuring effort to improve operating performance.

        The decision to liquidate JWH resulted in plans to wind down operations by canceling the majority of homes that had not started construction and to build out the remaining backlog of units already under construction. The estimated backlog of homes as of December 31, 2008 included 421 units of which an estimated 160 will be built out with the remaining being canceled. The average construction time for these homes should remain within historical averages of thirteen to twenty-one weeks.

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

General Business Matters

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

Environmental

        The Company and its subsidiaries are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants, mines and other facilities, and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it and its subsidiaries are in substantial compliance with federal, state and local environmental laws and regulations. Expenses charged to continuing operations for compliance of ongoing operations, including asset retirement obligations and for remediation of environmental conditions arising from past operations in the years ended December 31, 2008, 2007 and 2006 were approximately $9.3 million, $4.9 million and $4.9 million, respectively. Because environmental laws and regulations continue to evolve, and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, such expenditures may be material in the future.

        Environmental matters are more fully described in Note 16 of "Notes to Consolidated Financial Statements."

Employees

        As of December 31, 2008, the Company and its subsidiaries employed approximately 2,600 people, of whom approximately 1,400 were hourly workers and 1,200 were salaried employees. Unions represented approximately 1,400 employees under collective bargaining agreements, of which approximately 1,100 were covered by one contract with the United Mine Workers of America that expires on December 31, 2011.

Item 1A.    Risk Factors

        Our business and the investment in our securities are subject to various risks and uncertainties. In addition to the risks and uncertainties set forth below related to our business, operations, financial position or future financial performance or cash flows, we may face other risks and uncertainties, some of which may be unknown to us. These risks and uncertainties may cause an investment in our securities to decline and result in a loss.

Disruptions in the financial markets have created uncertainty and deteriorating economic conditions may adversely affect our business and financial condition.

        The financial markets in the United States, Europe, South America and Asia have been experiencing extreme disruption in recent months. As widely reported, these markets have experienced, among other things, extreme volatility in security prices, commodities and currencies; severely diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. The current tightening of credit in financial markets, the inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

Our business may suffer as a result of a substantial or extended decline in pricing, demand and other factors beyond our control, which could negatively affect our operating results and cash flows.

        Our businesses are cyclical and have experienced significant difficulties in the past. Our financial performance depends, in large part, on varying conditions in the domestic and international markets we serve, which fluctuate in response to various factors beyond our control. The prices at which we sell our coal and natural gas are largely dependent on prevailing market prices for those products. We have experienced significant price fluctuations in our coal and natural gas businesses, and we expect that such fluctuations will continue. Demand for and, therefore, the price of, coal and natural gas are driven by a variety of factors such as availability, price, location and quality of competing sources of coal or natural gas, availability of alternative fuels or energy sources, government regulation and economic conditions. In addition, reductions in the demand for metallurgical coal caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) and the use of steel-making technologies that use less or no metallurgical coal can significantly affect our financial results and impede growth. Demand for steam coal is primarily driven by the consumption patterns of the domestic electric power generation industry, which, in turn, is influenced by demand for electricity and technological developments. We estimate that a 10% decrease in the price of coal in 2008 would have resulted in a reduction in pre-tax income of $83.7 million. Demand for natural gas is also affected by storage levels of natural gas in North America and consumption patterns, which can be affected by weather conditions. We estimate that a 10% decrease in the price in natural gas in 2008 would have resulted in a reduction in pre-tax income of approximately $1.3 million in that year, which includes the benefit of hedges. Occasionally we utilize derivative commodity instruments to manage fluctuations in natural gas prices. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in natural gas pricing. Currently, we have hedged approximately 7% of our anticipated 2009 natural gas production at an average price of $9.06 per mmbtu.

The failure of our customers to honor or renew contracts could adversely affect our business.

        A significant portion of the sales of our coal and methane gas are to long-term customers. The success of our businesses depends on our ability to retain our current clients, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively and the level of competition we face. If current customers do not honor current contract commitments, terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance, our revenues will be adversely affected and may negatively impact our collection of trade receivables from our customers. If we are unsuccessful in renewing contracts with our long-term customers and they discontinue purchasing coal or methane gas from us, renew contracts on terms less favorable than in the past, or if we are unable to sell our coal or methane gas to new customers on terms as favorable to us, our revenues could suffer significantly.

Coal mining is subject to inherent risks and is dependent upon many factors and conditions beyond our control, which may cause our profitability and our financial position to decline.

        A majority of our coal mining operations are conducted in underground mines and the balance of our operations is surface mining operations. Coal mining is subject to inherent risks and is dependent upon a number of conditions beyond our control that can affect our costs and production schedules at particular mines. These risks and conditions include:

  •
  variations in geological conditions, such as the thickness of the coal seam and amount of rock embedded in the coal deposit;

  •
  unexpected equipment or maintenance problems;

  •
  adverse weather and natural disasters, such as heavy rains and flooding;

  •
  the shortage of qualified labor;

  •
  strikes and other labor-related interruptions;

  •
  environmental hazards, such as subsidence and excess water ingress;

  •
  delays and difficulties in acquiring, maintaining or renewing necessary permits or mining rights; and

  •
  unexpected mine accidents, including explosions caused by the ignition of coal dust, methane or other explosive sources at our mines sites or fires caused by the spontaneous combustion of coal.

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

Defects in title of any real property or leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.

        Our right to mine some of our reserves may be materially adversely affected by defects in title or boundaries. In order to obtain mining contracts or leases or to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs or could even lose our right to mine, which could adversely affect our profitability.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

        Transportation costs represent a significant portion of the total cost of coal to the customer and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision. Increases in our transportation costs could make our coal less competitive with the same or alternative products from competitors with lower transportation costs. We typically depend upon overland conveyor, rail or barge to deliver coal to the Port of Mobile, Alabama. While our coal customers typically arrange and pay for transportation from the Port of Mobile to the point of use, disruption of any of these transportation services because of weather-related problems, strikes, lock-outs, transportation delays or other events could temporarily impair our ability to supply our products to our customers, thereby resulting in lost sales and reduced profitability. All of our metallurgical mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk. In addition, port congestion in the Port of Mobile and delayed coal shipments result in demurrage fees to us. If this disruption were to persist over an extended period of time, demurrage costs could significantly impact profits.

We face significant competition and this competition could harm our sales, profitability and cash flows.

        The consolidation of the U.S. coal industry over the last several years has contributed to increased competition among coal producers. Some of our competitors have significantly greater financial resources than we do. This competition may affect domestic coal prices and impact our ability to retain or attract customers. In addition, our coal business faces competition from foreign producers that sell their coal in the export market. The general economic conditions in foreign markets and changes in currency exchange rates are factors outside of our control that may affect coal prices If our competitors' currencies decline against the U.S. dollar or against our customers' currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. In addition, these factors may negatively impact our collection of trade receivables from our customers. These factors could reduce our profitability or result in lower coal sales.

Our business is subject to risk of cost increases and fluctuations and delay in the delivery of raw materials and purchased components.

        Our business requires significant amounts of raw materials and labor and, therefore, shortages or increased costs of raw materials and labor could adversely affect our business or results of operations. Our coal mining operations rely on the availability of steel, petroleum products and other raw materials for use in various mining equipment. The availability and market prices of these materials are influenced by various factors that are beyond our control. Over the last year petroleum prices have risen significantly and historically, pricing for steel scrap and petroleum have fluctuated. Any inability to secure a reliable supply of these materials or shortages in raw materials used in the manufacturing of mining equipment or replacement parts could negatively impact our operating results.

Work stoppages, labor shortages and other labor relations matters may harm our business.

        The majority of our employees within the Natural Resources and Sloss businesses are unionized and we have a risk of work stoppages as the result of strike or lockout. The majority of employees of JWR are members of United Mine Workers of America ("UMWA"). Normally, our negotiations with the UMWA follow the national contract negotiated with the UMWA by the Bituminous Coal Operators Association. The collective bargaining agreement expires December 31, 2011. At our Sloss subsidiary, our contract with the United Steelworkers of America expires December 6, 2010. We experienced a strike at Sloss at the end of 2001 that lasted eight months. Future work stoppages, labor union issues or labor disruptions at our key customers or service providers could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

        The demand for coal in recent years has caused a significant constriction of the labor supply resulted in higher labor costs. As coal producers compete for skilled miners, employee turnover rates have increased which negatively affects operating costs. If the shortage of skilled workers continues and we are unable to train and retain the necessary number of miners, it could adversely affect our productivity, costs and ability to expand production.

We have reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

        The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for the costs of final mine closure. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Factors impacting our forecasts of future performance, reserve estimates and a decline in pricing could affect our revenues.

        Forecasts of our future performance are based on estimates of our recoverable coal reserves. Reserve estimates are based on a number of sources of information, including engineering, geological, mining and property control maps, our operational experience of historical production from similar areas with similar conditions and assumptions governing future pricing and operational costs. Reserves estimates will change periodically to reflect mining activities, the acquisition or divestiture of reserve holdings and modifications of mining plans. Certain factors beyond our control could affect the accuracy of these estimates, including unexpected mining conditions, future coal prices, operating and development costs and federal, state and local regulations affecting mining operations. In addition, since we deplete our reserves as we mine, the ability to acquire additional reserves that are economically recoverable at the time and have comparable costs is paramount. Our results of operations are dependent upon our ability to mine our reserves and the prices at which we sell our coal. A decline in reserves or an inability to acquire additional reserves could adversely affect our operating results and profitability.

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

        Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases (GHGs), such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end users. Numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government that are intended to limit emissions of GHGs. In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would have been required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. GHGs are in place, a 2007 U.S. Supreme Court case upheld the authority of the Environmental Protection Agency (EPA) to regulate GHG's under the Clean Air Act and a number of states have filed lawsuits seeking to force the EPA to adopt GHG regulations. In July 2008, the EPA published an Advance Notice of Proposed Rulemaking seeking comments and discussion of the complex issues associated with the possible regulation of greenhouse gases under the Clean Air Act. These regulations or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal.

        Coalbed methane must be expelled from our underground coal mines for mining safety reasons. Our gas operations capture coalbed methane from our underground coal mines, although some coalbed methane is vented into the atmosphere when the coal is mined. If regulation of GHG emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines. The amount of coalbed methane we capture is recorded, on a voluntary basis, with the U.S Department of Energy. We have recorded the amounts we have captured since 1992 and Jim Walter Resources, Inc. has registered as an offset provider of credits with the Chicago Climate Exchange. If regulation of GHGs does not give us credit for capturing methane that would otherwise be released into the atmosphere at our coal mines, any value associated with our historical or future credits would be reduced or eliminated.

        Recent mining accidents involving fatalities in Utah, West Virginia, Kentucky and Mexico have received national attention and prompted responses at the state and federal level that have resulted in increased scrutiny of current safety practices and procedures in the mining industry. For example, on January 26, 2006, West Virginia passed a new law imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Other states have proposed or passed similar bills and resolutions addressing mine safety practices. On January 25, 2006, an Alabama circuit judge ordered the Alabama governor and legislature to take action to ensure the safety of Alabama's mineworkers. In addition, several mine safety bills have been introduced in Congress that would mandate improvements in mine safety practices, increase or add civil and criminal penalties for non-compliance with such laws or regulations, and expand the scope of federal oversight, inspection and enforcement activities. On February 7, 2006, the federal Mine Safety and Health Administration announced the promulgation of new emergency rules on mine safety. These rules address mine safety, equipment, training and emergency reporting requirements. On June 15, 2006, the Federal Mine Improvement and New Emergency Response (MINER) Act of 2006 was signed into law and implementation of the specific requirements is currently underway. The implementation of these new requirements will cause us to incur substantial additional costs which will impact our operating costs. The additional requirements of the MINER Act and implementing federal regulations include, among other things, expanded emergency response plans, providing additional quantities of breathable air for emergencies, installation of refuge chambers in underground coal mines, installation of two-way communications and tracking systems for underground coal mines, new standards for sealing mined out areas of underground coal mines, more available mine rescue teams and enhanced training for emergencies.

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

        We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. As of December 31, 2008, we estimate that our pension plans' aggregate accumulated benefit obligation had a present value of approximately $185.2 million, and our fair value of plan assets was approximately $128.3 million. As of December 31, 2008, we estimate that our postretirement health care and life insurance plans' aggregate accumulated benefit obligation would have had a present value of approximately $369.1 million, and such benefits are not required to be funded. In respect of the funding obligations for our pension plans, we must make minimum cash contributions on a quarterly basis. The current volatile economic environment and the rapid deterioration in the equity markets have caused investment income and the values of investment assets held in our pension trust to decline and lose value. As a result, we may be required to increase the amount of cash contributions we make into the pension trust in the future in order to meet the funding level requirements of the Pension Act. Our estimated minimum funding obligation relating to these plans in 2009 is $29.6 million. We have estimated these obligations based on assumptions described under the heading "Critical Accounting Policies and Estimates—Employee Benefits" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in our Annual Report on Form 10-K and in the notes to our consolidated financial statements. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.

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

        We have no current intention to withdraw from any multiemployer pension plan, but if we were to do so, under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), we would be liable for a proportionate share of the plan's unfunded vested benefit liabilities upon our withdrawal. Through July 1, 2009, our withdrawal liability for the multiemployer pension plans amounts to $204.3 million.

We self-insure workers' compensation and certain medical and disability benefits, and greater than expected claims could reduce our profitability.

        We are self-insured for workers' compensation benefits for work-related injuries. Workers' compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the division or combined insurance industry data when historical data is limited. In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. We perform an annual evaluation of the overall black lung liabilities at the balance sheet date, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.

        Based on the actuarially determined present value of workers' compensation liabilities using a discount factor of 1.89% and 4.22% for 2008 and 2007, respectively, we have recorded liabilities of $37.6 million and $33.7 million as of December 31, 2008 and 2007, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability at December 31, 2008 would decrease our liability by $0.2 million, while a one-percentage-point decrease in the discount rate would increase our liability by $0.2 million.

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

        Our 2005 Credit Agreement contains various covenants that limit our ability to engage in certain transactions. Our 2005 Credit Agreement requires the maintenance of specified financial ratios and the satisfaction of other financial condition tests. Specifically, our ability to make investments, cash acquisitions and repurchase shares and pay dividends is more restrictive if our consolidated senior secured leverage ratio, as defined, is greater than 1.50 to 1.00. In addition, our 2005 Credit Agreement requires us to provide regular financial information to our lenders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Exchange Act. Our ability to satisfy the financial ratios, tests or covenants related to our existing or future indebtedness can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any such covenants could result in a default under the 2005 Credit Agreement or under any other debt instrument that we may enter into in the future. If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt could declare it immediately due and payable.

Currently the majority of our coal and gas producing properties are located predominately in four counties in central Alabama, making us vulnerable to risks associated with having our production concentrated in one area.

        The vast majority of our mining properties are geographically concentrated in four counties in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters or interruption of transportation or other events which impact this area.

Our success depends on attracting and retaining key personnel.

        Our success depends partly upon the efforts and abilities of our key personnel and our ability to attract and retain key personnel. Our management teams have significant experience in the industries in which we operate and have made an important contribution to our growth and success. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense. There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future. The loss of the services of any of these individuals could have an adverse effect on our business, results of operations and cash flows.

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

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

        Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control, including:

  •
  general economic conditions that impact infrastructure activity, including interest rate movements;

  •
  quarterly variations in actual or anticipated results of our operations;

  •
  speculation in the press or investment community;

  •
  changes in financial estimates by securities analysts;

  •
  actions or announcements by our competitors;

  •
  actions by our principal stockholders;

  •
  trading volumes of our common stock;

  •
  regulatory actions;

  •
  litigation;

  •
  U.S. and international economic, legal and regulatory factors unrelated to our performance;

  •
  loss or gain of a major customer;

  •
  additions or departures of key personnel; and

  •
  future sales of our common stock.

        Market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of your investment. You should also be aware that price volatility may be greater if the public float and trading volume of shares of our common stock is low. In addition, if our operating results and net income fail to meet the expectations of stock analysts and investors, we may experience an immediate and significant decline in the trading price of our stock.

Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure, the covenants in our debt instruments and applicable provisions of Delaware law.

        Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. Our ability to pay future dividends and the ability of our subsidiaries to make distributions to us will be subject to our and their respective operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution), compliance with covenants and financial ratios related to existing or future indebtedness and other agreements with third parties. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our shares.

Our stockholder rights agreement could discourage potential acquisition proposals and could deter a change of control.

        On November 21, 2008, we adopted a rights agreement which, in certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 20% of the outstanding shares of common stock, would entitle each right holder, other than the person or group triggering the plan, to receive, upon exercise of the right, shares of common stock having a value equal to twice the exercise price of a right. This rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of the Company without negotiating directly with our Board of Directors. This and other provisions of our rights agreement may discourage third parties from attempting to purchase our Company, which may adversely affect the price of our common stock.

We may incur substantial expenses and payments if the spin-off and merger of our financing business merger does not occur.

        We have announced the spin-off and a merger of our finance business with Hanover Capital Mortgage Holdings, Inc. ("HCM") a publicly traded real estate investment trust. It is possible that the merger may not be completed. The closing of the merger depends on the satisfaction or waiver of specified conditions. Some of these conditions are beyond our control. For example, the closing of the merger is conditioned on approval by HCM's stockholders. If this approval is not received the merger cannot be completed even if all of the other conditions to the merger are satisfied or waived. If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the transactions. In addition, we may also be subject to additional risks if the merger is not completed, including:

  •
  substantial costs related to the merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the spin-off and merger is completed;

  •
  potential disruption to our businesses and distraction of our workforce and management team; and

  •
  a decline in the price of our common stock to the extent that the market price reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized.

If the spin-off does not constitute a tax-free spin-off or the merger does not constitute a tax-free reorganization under the Code, then one or more of the Company and its stockholders may be responsible for the payment of U.S. federal income taxes.

        The spin-off and merger of our financing business are conditioned upon, among other things, Walter's receipt of a ruling from the IRS to the effect that (among other things) the spin-off would be tax-free to the Company and its stockholders for U.S. federal income tax purposes under Section 355 of the Code. Although a private letter ruling from the IRS is generally binding upon the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then the Company will not be able to rely on the ruling.

        In addition, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Therefore, the spin-off and merger are also conditioned on the Company's receipt of an opinion from its accountants as to the satisfaction of these required qualifying conditions for the application to the spin-off of Section 355 of the Code. The tax opinion is not binding on the IRS or the courts. Lastly, the spin-off and merger are conditioned, among other things, on the Company's receipt of an opinion from its legal counsel and counsel representing Hanover Capital Mortgage Holdings, Inc. ("HCM"), each to the effect that the merger will be treated as a tax-free reorganization within the meaning of Section 368 of the Code. On February 17, 2009, the merger agreement was amended to eliminate the right to waive the condition to closing relating to receipt by the Company of rulings from the IRS and an opinion from the Company's accountants in respect of the tax-free nature of the spin-off and certain other federal income tax consequences of the spin-off and merger. These opinions will rely on, among other things, current law and certain representations and assumptions as to factual matters made by the Company and HCM. Any change in applicable law or the failure of any factual representation or assumption to be true and complete in all material respects, could adversely affect the conclusions reached in these opinions. The opinions will not be binding on the IRS or the courts, and the IRS and the courts may not agree with the opinions.

Following the spin-off and merger of the financing business, the surviving corporation may not be able to satisfy certain indemnification obligations to the Company.

        The surviving corporation following the merger of the financing business with Hanover Capital Mortgage Holdings, Inc. ("HCM"), as successor to the financing business, will be party to certain agreements with the Company, including a tax sharing agreement, transition services and a joint litigation agreement. Under the terms of the tax sharing agreement, to the extent that the Company or the surviving corporation takes any action that would be inconsistent with the treatment of the spin-off of the financing business from the Company as a tax-free transaction under Section 355 of the Code, then any tax resulting from such actions will be attributable to the acting company and will result in indemnification obligations that could be significant. Under the terms of the transition services agreement, the Company and the financing business will provide certain services to each party for a limited duration. Under the terms of the joint litigation agreement, the surviving corporation, as successor to the financing business, will indemnify the Company for certain liabilities arising from businesses and operations of the financing business at the time of the spin-off. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of the surviving company. If the surviving corporation is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations.

Our financing business is exposed to increased risks of delinquencies, defaults and losses on mortgages and loans associated with our strategy of providing credit or loans to lower credit grade borrowers.

        Our financing business specializes in originating and servicing mortgage notes and loans (which we refer to as "mortgage assets") to credit-impaired borrowers who are generally unable to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or other requirements.

We are subject to various risks associated with the lower credit homeowners, including, but not limited to, the risk that these borrowers will not pay the principal and finance charges or interest when due, and that the value received from the sale of the borrower's home in a repossession will not be sufficient to repay the borrower's obligation to us. Delinquencies and defaults cause reductions in our interest income and our net income.

        If delinquency rates and losses are greater than we expect:

  •
  the fair market value of our ownership interest in the securitizations we have sponsored in the past may decline; or

  •
  the allowances that we establish for losses on mortgage assets may be insufficient, which could depress our business, financial condition, liquidity and net income.

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

        Approximately 2% of our mortgage portfolio is comprised of adjustable rate mortgage loans that require payment adjustments during the term of the loan. This adjustment in payment may result in increased payment defaults by borrowers who are unprepared or unable to meet higher payment requirements, resulting in higher losses to us. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during 2005, Hurricane Katrina impacted several states where our mortgage asset portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $1.3 million provision for estimated losses on installment notes that was anticipated as a result. In 2008, Hurricanes Gustav and Ike also impacted the financing business, with recorded estimated losses of $3.9 million during its third quarter ended September 30, 2008, for these hurricane impacts.

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

        The financing business securitizations typically have over-collateralization requirements that may decrease the value of our ownership interests in our securitizations and have a negative impact on our cash flow. Generally, if the mortgage assets of a securitization trust perform poorly, the over-collateralization feature of the securitization directs excess cash flow from the securitized pool of mortgage assets to the senior debt securities of the trust. During any period in which this happens we may not receive any cash distributions from such mortgage trust. In addition, the pool of mortgage assets of a securitization must meet certain performance tests based on delinquency levels, losses and other criteria in order for us to receive excess cash flow. If these performance tests, or significant terms regarding the calculation of such tests, are not satisfied, we would not be permitted to receive excess cash flow from the securitizations. Material variations in the rate or timing of our receipt of cash distributions from these mortgage assets may adversely affect our mortgage servicing business and net income and may affect our overall financial condition.

We are subject to a number of federal, local and state laws and regulations that may prohibit or restrict our financing or servicing in some regions or areas.

        We are subject to a number of federal, state and local laws that affect sales, mortgage financing and servicing. There have been an increasing number of "anti-predatory" lending and consumer protection laws that impose restrictions on mortgage loans, including the amount of fees, interest or annual percentage rates that may be charged. As a result of current market conditions, the U.S. Congress has announced that it will be considering new legislation in the mortgage sector. To the extent that the enactment of new laws imposes broad restrictions on our homebuilding, financing and servicing, we may be subject to the imposition of requirements that offset sales, costs, profitability or may be prohibited or restricted from operating in certain regions or areas which could negatively impact our future revenue and earnings.

Economic conditions in Texas, North Carolina, Louisiana, Mississippi, Alabama and Florida have a material impact on our financing business' profitability because it conducts a significant portion of our business in these markets.

        The mortgage assets of the financing business currently are concentrated in the Texas, North Carolina, Louisiana, Mississippi, Alabama and Florida markets. In the past, rates of loss and delinquency on mortgage assets have increased from time to time, driven primarily by weaker economic conditions in these markets. Furthermore, precarious economic and budget situations at the state government level may hinder the ability of our customers to repay their obligations in areas in which we conduct the majority of our financing operations. Our concentration of mortgage assets in such markets may have a negative impact on our operating results.

Natural disasters and adverse weather conditions could disrupt our businesses and adversely affect our results of operations.

        The climates of many of the states in which the financing business operates, including Louisiana, Mississippi, Alabama, Florida and Texas, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in the areas in which we finance or insure homes or in nearby areas, have in the past, and may in the future, lead to significant insurance claims, cause increases in delinquencies and defaults in our mortgage portfolio and weaken the demand for new homes in affected areas, which could adversely affect its results. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. For example, during the third quarter of 2008 and 2005 Hurricanes Ike, Gustav and Katrina impacted several states where our mortgage asset portfolio had high concentrations of customers. As a result, our delinquency rate in those states increased substantially and we incurred a special $3.9 million provision related to Hurricanes Ike and Gustav in 2008 and a provision of $1.3 million related to Hurricane Katrina in 2005, for estimated losses on installment notes that were anticipated as a result of the hurricanes. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses we may incur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

The financing business is subject to a number of federal, local and state laws and regulations that may prohibit or restrict our financing or servicing in some regions or areas.

        The financing business is subject to a number of federal, state and local laws that affect mortgage financing and servicing. There have been an increasing number of "anti-predatory" lending and consumer protection laws that impose restrictions on mortgage loans, including the amount of fees, interest or annual percentage rates that may be charged. As a result of current market conditions, the U.S. Congress has announced that it will be considering new legislation in the mortgage sector. To the extent that the enactment of new laws imposes broad restrictions on our financing and servicing, we may be subject to the imposition of requirements that offset sales, costs, profitability or may be prohibited or restricted from operating in certain regions or areas which could negatively impact our future revenue and earnings.

We may be required to satisfy certain indemnification obligations to Mueller Water or may not be able to collect on indemnification rights from Mueller Water.

        In connection with the spin-off of Mueller Water Products, Inc. ("Mueller Water") on December 14, 2006, we entered into certain agreements with Mueller Water, including an income tax allocation agreement and a joint litigation agreement. Under the terms of those agreements, we and Mueller Water agreed to indemnify each other with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies, including certain tax and litigation liabilities. These indemnification obligations could be significant. For example, to the extent that we or Mueller Water take any action that would be inconsistent with the treatment of the spin-off of Mueller Water as a tax-free transaction under Section 355 of the Internal Revenue Code, then any tax resulting from such actions is attributable to the acting company. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Mueller Water for any substantial obligations after the distribution. If Mueller Water has to indemnify us for any substantial obligations, Mueller Water may not have the ability to satisfy those obligations. If Mueller Water is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations.

We may have substantial additional federal tax liability for accounting adjustments related to our method of recognizing revenue on the sale of homes and interest on related installment note receivables, as well as to federal income taxes allegedly owed.

        The Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. The proposed adjustments relate primarily to our method of recognizing revenue on the sale of homes and related interest on the installment note receivables. In addition, a controversy exists with regard to federal income taxes allegedly owed by our consolidated group of companies for fiscal years 1980 through 1994. It is estimated that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court. This amount if determined to be owed would result in substantial interest and penalties. While we believe that our tax filing positions have substantial merit and intend to defend any tax claims asserted, we cannot offer any assurance that the Internal Revenue Service or a federal court will uphold our tax filing positions. Moreover, although we believe that we have sufficient accruals to address any such tax claims, including related interest and penalties, an adverse ruling, judgment or court order could impose significant financial liabilities in excess of our accruals, which could have an adverse effect on our financial condition and results of operations and could require a significant cash payment.

Recently announced closure of the Homebuilding businesses may negatively impact results of operations.

        Any costs, taxes, charges and write-offs that result from a closure of our homebuilding operations will have a negative impact on our results of operations. Additionally, in connection with the wind-down and closure of the homebuilding operations, we may agree to provide indemnities with respect to, or remain liable for, warranty, contractual, health and welfare benefit obligations, taxes and other liabilities of our Homebuilding business. These retained liabilities and indemnification obligations may be material and may result in us incurring additional expenses even after a wind-down and closure is completed, which could have a negative impact on our results of operations.

Item 1B.    Unresolved Staff Comments:

  None

Item 2.    Description of Property

        The administrative headquarters and production facilities of the Company and its subsidiaries as of December 31, 2008 are summarized as follows:

			Square Footage
		Land Acreage
Facility/Location	Principal Products/Operations		Leased	Owned
Natural Resources
Jim Walter Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center and training center			131,100
Brookwood, AL	Real estate- Owned	7,000
Brookwood, AL	Coal mines	34,259		460,600
United Land Corporation
Birmingham, AL	Administrative headquarters		800
Brookwood, AL	Mine support facilities	40
Kodiak(1)
Shelby County, AL	Mine support facilities			13,100
Shelby County, AL	Administrative headquarters		2,700
Shelby County, AL	Supply shop			9,800
Shelby County, AL	Real estate	76
Tuscaloosa Resources
Mt. Brook, AL	Administrative headquarters		1,681
Brookwood, AL	Mine support facilities		576	5,576
Brookwood, AL	Real estate—Leased	2,240
Taft Coal Sales & Associates
Jasper, AL	Administrative headquarters		3,680
Walker County, AL	Mine support facilities			1,800
Walker County, AL	Supply shop			4,075
Walker County, AL	Real estate—Owned	1,468
Walker County, AL	Real estate—Leased	2,664
Sloss
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Slag fiber	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Closed facility	2		10,000
Alexandria, IN	Closed facility	33		112,000
Homebuilding
Tampa, FL	Administrative headquarters		24,200
Financing
Tampa, FL	Administrative headquarters		22,300
Richland Hills, TX	Call Center / Divisional office for Walter Mortgage Company		4,028
Other
Tampa, FL	Administrative headquarters		31,574

(1)
Kodiak's mining operations ceased in December 2008. Facilities have been idled.

        Recoverable coal reserves as of December 31, 2008 were as follows.

ESTIMATED RECOVERABLE (1) COAL RESERVES
AS OF DECEMBER 31, 2008
(In Thousands of Tons)

		RESERVES(2)									QUALITY
					CLASSIFICATIONS(3)			Compliant	WII'S INTEREST		(Wet Basis)
	Status of Operation	Recoverable(1) Reserves														Average Coal Seam Thickness (in Feet)
Mine			Assigned(2)	Unassigned(2)	Measured	Indicated	Type(4)	Y / N	Owned	Leased(5)	Ash	Sulfur	BTU/lb.	Reportable Acres	Coal Beds
JWR's No. 4 Mine(6,7,8)	Operational	71,801	71,801	—	69,230	2,571	Steam and/or Metallurgical	Yes	—	71,801	9.00	0.80	13,909	16,296	Mary Lee and Blue Creek	4.67
JWR's No. 5 Mine(9)	Closed Dec. 2006	—	—	—	—	—	—	Yes	—	—	—	—	—	—	—	—
JWR's No. 7 Mine(10,11)	Operational	80,282	80,282	—	68,779	11,503	Steam and/or Metallurgical	Yes	1,144	79,138	9.00	0.65	13,952	17,963	Mary Lee and Blue Creek	4.75
TRI's(12) East Brookwood Mine(14)	Operational	2,232	2,232	—	2,232	—	Steam and/or Metallurgical	No	2,232	—	12.06	1.08	12,775	128	Upper & Lower Brookwood, Milldale, Carter & Johnson	12.50
TRI's(12) Howton Mine(14)	Operational	411	411	—	411	—	Steam and/or Metallurgical	No	319	92	12.20	1.23	12,705	111	Guide, Lower Brookwood, Milldale, Carter	5.50
TRI's(12) Panther 3 Mine(15)	Idled	289	289	—	289	—	Steam	No	289	—	8.93	1.47	13,636	161	Carter, Johnson	1.99
Taft's(13) Choctaw South Mine(14)	Operational	3,180	3,180	—	3,180	—	Steam and/or Metallurgical	No	—	3,180	12.27	1.96	12,797	331	Pratt, Nickle Plate, Top American, Bot. American & American No. 3	6.89
Taft's(13) Choctaw West Mine(15)	Ready for Operation	855	855	—	855	—	Steam and/or Metallurgical	No	—	855	11.73	1.40	12,280	102	Pratt, Nickle Plate, Top American, Bot. American & American No. 3	6.19
Taft's(13) Reid School Mine(15)	Ready for Operation	569	569	—	569	—	Steam and/or Metallurgical	Yes—Black Creek Only	—	569	3.36	1.13	14,927	130	Lick Creek Jefferson & Black Creek	4.40
Taft's(13) Gayosa South Mine(15)	Development	389	389	—	389	—	Steam and/or Metallurgical	No	—	389	14.69	1.32	12,484	70	Pratt, Nickle Plate, Top American, Bot. American	4.79
United Land Corp. Flat Top Mine(15)	Ready for Operation	2,285	2,285	—	2,285	—	Steam	No	2,285	—	10.89	2.13	13,590	356	Pratt, Nickle Plate, Top American	5.80
United Land Corp. Highway 59 Mine(15)	Development	799	799	—	799	—	Steam and/or Metallurgical	No	799	—	7.81	1.21	13,404	128	Lower Brookwood, Mildale, Carter & Johnson	7.84
United Land Corp. Beltona East Mine(15)	Development	1,117	1,117	—	1,117	—	Steam and/or Metallurgical	Yes—Black Creek Only	1,117	—	7.79	2.58	14,162	184	Lick Creek Jefferson & Black Creek	4.88
United Land Corp. Swann's Crossing Mine(15)	Development	1,376	1,376	—	1,376	—	Steam and/or Metallurgical	No	1,376	—	12.57	1.29	12,395	98	Guide 1 & 2, Lower Brookwood, Mildale, Carter	9.51
United Land Corp. Morris Mine(15)	Development	1,985	1,985	—	579	1,406	Steam	No	1,985	—	20.80	1.60	12,175	249	Upper & Lower New Castle, Marylee, Blue Creek	5.46

Total(16)		167,570	167,570		152,090	15,480			11,546	156,024				36,307

(1)
"Recoverable" reserves are defined as tons of mineable coal which can be extracted and marketed after deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses. Resource recovery is estimated at 54% for JWR's No. 4 and No. 7 Mines. For all other mines, recovery is estimated at 81%. Third-party review of the Company's reserve estimates have not been performed for JWR's No. 4 and No. 7 mines.

(2)
"Assigned" reserves represent coal which has been committed to mines, whether operating or in development. "Unassigned" reserves represent coal which is not committed to a mine. The division of reserves into these two categories is based upon current mining plans, projections and techniques.

(3)
The recoverable reserves (demonstrated resources) are the sum of "Measured" and "Indicated" resources. Measured coal extends 1/4 mile from any point of observation or measurement. Indicated coal is projected to extend from 1/4 mile to 3/4 miles from any point of observation or measurement. Inferred coal extends from 3/4 mile to 3 miles from any point of observation or measurement. Inferred resources are not included in the recoverable reserves.

(4)
All of the coal in the Blue Creek, Mary Lee and Black Creek seams is suitable for metallurgical purposes and as a compliance steam coal.

(5)
A majority of the leases are either renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all the reserves before the expiration of the term. Leases that expire before mining occurs have been removed from the reserve estimate.

(6)
No. 4 Mine is an underground longwall mine. Production levels are a function of several processes operating simultaneously, each with it's own capacity limitations. Coal production starts at either the longwall face or a miner section face. No. 4 Mine has one longwall unit capable of producing at a rate of 4,000 raw tons per hour at any given instant. In addition, No. 4 Mine has at any time 3 or 4 continuous miner units with each capable of producing at a rate of 33 raw tons per minute. Both the longwall and the continuous miner units load raw coal onto a series of conveyor belts. These belts are capable of hauling from 4,000 raw tons per hour for face belts to 5,000 raw tons per hour for main line belts. The belt conveyors take the raw coal to the production shaft and hoist which is capable of hoisting 1,300 raw tons per hour to the surface storage piles.

(7)
No. 4 Mine has a 1,300 raw ton per hour preparation plant consisting of heavy media baths, spirals, and flotation. There is also a unit train load out facility capable of loading at a rate of 2,400 tons per hour.

(8)
No. 4 Mine expanded its reserves by acquiring an additional lease encompassing over 7,000 acres in 2008.

(9)
No. 5 Mine suspended operations in December 2006.

(10)
No. 7 Mine is similar in production method and capacity to No. 4 Mine, with the exception of the recent expansion of the mine to increase from one longwall unit to two longwall units and from 3 to 4 continuous miner units to 5 to 6 continuous miner units. Further, a second production hoist has been added.

(11)
No. 7 Mine has two preparation plants. The first one has a capacity to process 1,400 raw tons per hour and the second one has a capacity to process 1,000 raw tons per hour. Both plants consist of cyclones, spirals, and flotation. No. 7 Mine also has two unit train load-outs on separate track loops. Both load-outs are capable of loading 2,400 tons per hour.

(12)
United Land Corporation (ULC) purchased 100% of the stock of TRI effective August 31, 2007.

(13)
ULC purchased 100% of the stock of Taft effective September 2, 2008.

(14)
These active mines are surface mines utilizing drills, excavators, dozers and rock trucks for coal removal. In addition, the Taft Choctaw South Mine uses a 47 cubic yard dragline.

(15)
Mines labeled as "ready for operation" will begin production when market conditions permit. Tons at TRI's idled Panther 3 Mine will be mined when market conditions permit. Mines that are labeled as "development" are undeveloped surface mines that are intended to be fully developed and mined as market conditions permit. No definitive production dates have been identified for these mines.

(16)
Additional properties that are currently not under lease are under review for possible leasing options.

        Production and average coal selling price per ton for each of the three years in the period ended December 31, 2008 were as followings (production in thousands):

	Production(1) /Average Coal Selling Price per Ton
Mine	2008		2007		2006
JWR's No. 4 Mine	3,188	$137.74	3,074	$92.39	2,187	$100.16
JWR's No. 5 Mine(2)	—	$—	—	$76.48	821	$102.87
JWR's No. 7 Mine	2,854	$127.17	2,764	$91.88	2,646	$106.22
TRI's East Brookwood Mine(3)	529	$64.48	172	$61.42	NA	NA
TRI's Howton Mine(3)	297	$66.03	75	$62.06	NA	NA
Taft's Choctaw South Mine(4)	219	$64.45	NA	NA	NA	NA

Total	7,087		6,085		5,654

(1)
The production year ends December 31st.

(2)
No. 5 Mine ceased operations in December 2006. Coal sales in 2007 represent sales of inventory remaining as of December 31, 2006.

(3)
TRI was acquired on August 31, 2007. Production and average coal selling price per ton include activity since the date of acquisition.

(4)
Taft was acquired on September 2, 2008. Production and average coal selling price per ton include activity since the date of acquisition.

Item 3.    Legal Proceedings

        See the section entitled "Environmental" in Description of Business and Notes 2 and 16 of "Notes to Consolidated Financial Statements" included herein.

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

	Year ended December 31, 2008
	High	Low
1st Fiscal quarter	$62.90	$32.74
2nd Fiscal quarter	108.77	64.58
3rd Fiscal quarter	109.77	42.09
4th Fiscal quarter	45.31	12.20

	Year ended December 31, 2007
	High	Low
1st Fiscal quarter	$28.50	$24.09
2nd Fiscal quarter	32.22	26.74
3rd Fiscal quarter	31.91	21.62
4th Fiscal quarter	38.50	27.24

        During the year ended December 31, 2008 the Company declared and paid a dividend of $0.05 per share to shareholders of record on February 20 and May 9 declared and paid a dividend of $0.10 per share to shareholders of record on September 12 and November 7. During the year ended December 31, 2007, the Company declared and paid to shareholders of record on March 16, June 8, September 14 and December 7 a dividend of $0.05 per share as of each of these dates. Covenants contained in certain of the debt instruments referred to in Note 12 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the Board of Directors and will depend on the Company's future earnings, financial condition and other factors affecting dividend policy. As of February 25, 2008, there were 106 shareholders of record of the Common Stock.

        The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2008:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by Security holders:
2002 Long-term Incentive Award Plan	1,522,950	$30.09	2,146,724
1995 Long-term Incentive Stock Plan	184,765	7.42	—
1996 Employee Stock Purchase Plan	—	—	1,500,143

Sales of Unregistered Securities

        In 2004, the Company issued and sold in a private placement $175.0 million principal amount of 3.75% Convertible Senior Subordinated Notes, due 2024, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended on April 20, 2004. Proceeds to the Company were approximately $168.9 million, net of approximately $6.1 million of underwriting fees and expenses.

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

Common Stock Offering

        In June 2008, the Company completed an offering of 3.2 million shares of its common stock, from which it received $280.5 million of net proceeds. The Company used these proceeds to repay a portion of the term loan and revolving credit facility borrowings under the Company's Amended 2005 Walter Credit Agreement.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share Units	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(3)(4)
January 1, 2008–January 31, 2008	11,400	$31.83	11,400	$19.0
February 1, 2008– February 29,2008(2)	26,800	$52.41	—	$19.0
March 1, 2008–March 31, 2008	—	$—	—	$19.0
April 1, 2008–April 30, 2008	—	$—	—	$19.0
May 1, 2008–May 31, 2008	—	$—	—	$19.0
June 1, 2008–June 30, 2008	—	$—	—	$19.0
July 1, 2008–July 31, 2008	—	$—	—	$19.0
August 1, 2008–August 31, 2008	—	$—	—	$19.0
September 1, 2008– September 30, 2008	237,127	$59.43	237,127	$4.9
October 1, 2008–October 31, 2008	1,184,872	$36.09	1,184,872	$12.2
November 1, 2008– November 30, 2008	197,600	$37.36	197,600	$4.8
December 1, 2008– December 31, 2008	—	$—	—	$54.8

	1,657,799		1,630,999

(1)
On August 13, 2007, the Company's Board of Directors authorized a $25.0 million Common Stock Open Market share buyback program to replace the July 21, 2003 authorized program which was fully utilized on October 3, 2008.

(2)
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

(3)
On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program, which is intended to replace the previously authorized $25.0 million share repurchase program.

(4)
On December 31, 2008, the Company announced that its Board of Directors had authorized a $50.0 million expansion of the Company's share repurchase program. The new program began on January 1, 2009 and purchases will be based on liquidity and market conditions. See Note 14 of "Notes to Consolidated Financial Statements."

Item 6.    Selected Financial Data

        The following data, insofar as it relates to each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004 has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and statements of cash flows and the notes thereto as they relate to the Company's continuing operations as of December 31, 2008. The information presented below is for continuing operations only and should be read in conjunction with the Company's consolidated financial statements and the notes thereto including Note 2 related to significant accounting policies, Note 3 related to discontinued operations and acquisitions, and the other information contained elsewhere in this report.

	Years ended December 31,
	2008		2007		2006	2005	2004
	(in thousands, except per share data)
Net sales and revenues	$1,487,070		$1,239,821		$1,272,908	$1,098,225	$951,178
Income from continuing operations(1)	$368,134		$125,002		$156,297	$42,974	$53,282
Basic income per share from continuing operations	$6.84		$2.40		$3.55	$1.12	$1.38
Number of shares used in calculation of basic income per share from continuing operations	53,791		52,016		44,030	38,485	38,582
Diluted income per share from continuing operations	$6.74		$2.38		$3.07	$0.96	$1.22
Number of shares used in calculation of diluted income per share from continuing operations	54,585		52,490		52,078	49,209	46,255
Capital expenditures	$143,494		$151,913		$90,528	$104,084	$29,654
Net property, plant and equipment	$515,418		$414,463		$292,334	$244,512	$175,757
Total assets(2)	$3,061,326		$2,741,633		$2,649,763	$2,436,236	$2,433,302
Debt:
Mortgage-backed/asset-backed notes	$1,372,821		$1,706,218		$1,736,706	$1,727,329	$1,763,827
2005 Walter term loan	$138,934		$218,517		$248,706	$448,875	$—
2005 Walter revolving credit facility	$40,000		$—		$—	$—	$—
Convertible senior subordinated notes	$—		$785		$785	$175,000	$175,000
Miscellaneous debt	$46,451		$6,558		$—	$—	$—
Quarterly cash dividend per common share	$0.10	(4)	$0.05	(3)	$0.04	$0.04	$0.03

(1)
Includes a tax benefit of $167.0 million resulting from a worthless stock deduction as a result of the deemed liquidation of the Company's Homebuilding business on December 31, 2008.

(2)
Excludes assets of discontinued operations.

(3)
Raised to $0.05 per common share on February 7, 2007.

(4)
Raised to $0.10 per common share on July 31, 2008.

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

        The allowance for losses on instalment notes receivable was $19.0 million at December 31, 2008 compared to $14.0 million at December 31, 2007. See Note 7 of "Notes to the Consolidated Financial Statements." The following table shows information about the allowance for losses for the periods presented.

($ in thousands)	Allowance for Losses	As a % of Net Instalment Notes Receivable	Net Losses and Charge Offs Deducted from the Allowance	As a % of Net Instalment Notes Receivable
December 31, 2008	$18,969	1.07%	$16,338	0.92%
December 31, 2007	$13,992	0.76%	$12,908	0.70%
December 31, 2006	$13,011	0.73%	$8,540	0.48%

        The following table presents information about delinquencies in the instalment notes receivable portfolio.

	December 31,
	2008	2007	2006
Total number of accounts outstanding	36,767	39,053	40,991
Delinquencies as a percent of number of accounts outstanding
31-60 Days	1.32%	1.36%	1.43%
61-90 Days	0.60%	0.51%	0.55%
91-Days or more	2.23%	1.82%	1.95%

	4.15%	3.69%	3.93%
Instalment notes receivable outstanding(1)($ in millions)	$1,789	$1,851	$1,793
Delinquencies as a percent of amounts outstanding(1)
31-60 Days	1.58%	1.55%	1.59%
61-90 Days	0.72%	0.64%	0.65%
91-Days or more	3.05%	2.40%	2.19%

	5.35%	4.59%	4.43%

(1)
Based on gross instalment balances outstanding.

        The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

Inventory valuation

        The valuation of coal inventories are subject to estimates due to possible gains or losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and due to fluctuations in moisture content. Adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent losses, primarily based on historical findings, the results of aerial surveys and periodic coal pile clean-ups. During the three years ended December 31, 2008, results of aerial surveys have indicated that perpetual records require adjustments ranging from +3.5% to -5.5% of the ending inventory balance. As a result of these historical results, the Company has recognized a reduction to the ending coal inventory at December 31, 2008 in the amount of $0.3 million, or 1.1% of the ending balance, as the estimate of the probable valuation inaccuracy inherent in the inventory balance. A 1.0% gain or loss of the inventory balance at December 31, 2008 potentially resulting from these inherent inaccuracies in the measurement processes would result in an increase or decrease, respectively, to income of approximately $0.3 million. Additionally, the Company evaluates its non-coal inventories for indications of excess and obsolete exposure based upon anticipated usage, inventory turnover, inventory levels and ultimate product sales value. If necessary, an adjustment for losses related to inventory values is recognized. This evaluation of inventory values is based on management's estimation of market conditions relating to both pricing and anticipated sales volumes for the Company's products.

Employee Benefits

        The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions used in developing the required estimates including the following key factors:

  •
  Discount rate

  •
  Salary growth

  •
  Retirement rates

  •
  Mortality rates

  •
  Healthcare cost trends

  •
  Expected return on plan assets

	Pension Benefits		Other Benefits
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	3.70%	3.60%	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.50%	5.90%	6.50%	5.90%
Expected return on plan assets	8.90%	8.90%	—	—
Rate of compensation increase	3.60%	3.50%	—	—

	December 31,
	2008		2007
	Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.60%	8.40%	8.60%	9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014	2013	2013

        The discount rate used to determine pension and other post-retirement expense is 6.50% for both 2008 and 2007. The rate of return on plan assets used to determine pension expense is 8.90% for both 2008 and 2007. The discount rate is based on a yield-curve approach which discounts each projected benefit obligation based cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective liability stream cash flow. The model sums the present values of all of the cash flows and then calculates the equivalent weighted-average discount rate by imputing the single interest rate that equates the total present value with the stream of future cash flows. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of modifications are amortized over future periods.

        Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects as of and for the year ended December 31, 2008 (in thousands):

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Healthcare cost trend:
Effect on total of service and interest cost components	$3,773	$(3,045)
Effect on postretirement benefit obligation	43,495	(36,324)
Discount rate:
Effect on postretirement service and interest cost components	(178)	(35)
Effect on postretirement benefit obligation	(40,206)	46,669
Effect on current year postretirement expense	(3,068)	3,371
Effect on pension service and interest cost components	27	(95)
Effect on pension benefit obligation	(18,473)	22,032
Effect on current year pension expense	(1,914)	2,220
Expected return on plan assets:
Effect on current year pension expense	(1,271)	1,271
Rate of compensation increase:
Effect on pension service and interest cost components	410	(372)
Effect on pension benefit obligation	3,230	(2,983)
Effect on current year pension expense	767	(703)

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

        Workers' compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. At December 31, 2008, a one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $1.2 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.5 million.

        For the workers' compensation liability, the Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. At December 31, 2008, a one-percentage-point increase in the discount rate on the discounted workers' compensation liability would decrease the liability by $0.2 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.2 million.

Litigation, Investigations and Claims

        The Company is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. The Company believes it has adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liabilities to differ from the estimates, or that may require adjustments to the recorded liability balances in the future.

        As discussed in Note 11 of "Notes to Consolidated Financial Statements," the Company is in dispute with the Internal Revenue Service (the "IRS") on a number of Federal income tax issues. The Company believes that its tax filing positions have substantial merit and it intends to vigorously defend these positions. The Company has established accruals that it feels are sufficient to address claims related to its uncertain tax positions, including related interest and penalties, in accordance with FASB Interpretation "FIN 48: Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109." Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management's estimate of this liability could change.

        Accruals for property-liability claims and claims expense are recognized when probable and reasonably estimable at amounts necessary to settle both reported and unreported claims of insured property-liability losses, based upon the facts in each case and the Company's experience with similar cases. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated using the most current information available. Accruals for catastrophic uninsured losses at plant or mine facilities would be made on an ad hoc basis based on relevant facts and circumstances at the time such losses were determined to be probable and reasonably estimable.

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

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Intangibles

        Long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable and, in the case of goodwill, at least annually. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment.

        Long-lived assets of Homebuilding have been reviewed for impairment during each of the years ended December 31, 2008, 2007 and 2006 due to the operating losses incurred by this segment. No impairment charges were recorded in 2006 or 2007. In 2008, the Company recognized total impairment charges of $13.5 million for Homebuilding's long-lived assets. These charges occurred during the year as a result of (1) the decision to close certain non-performing sales centers in the first quarter of 2008, (2) a deterioration in the housing market and general economy resulting in unfavorable future forecasted cash flows in the third quarter of 2008, and, finally, (3) due to the decision to close the business on December 30, 2008. As a result of the decision to close the business, all of the long-lived assets will be sold or otherwise disposed, as the assets cease to be used during the wind down period in 2009.

        The estimates of fair value used to determine the amount of the impairment charges were primarily based on management's estimates and judgments, including management's knowledge of the marketplace in which each of the properties are located (there are approximately 80 locations) and recent transactions of assets of a similar nature. Although the net book value of long-lived assets of Homebuilding has been reduced from $26.0 million at December 31, 2007 to $10.4 million at December 31, 2008, primarily as a result of these impairment charges, further charges or losses could be necessary if the Company is unable to recover the net book value. Management believes that gains or losses resulting from the sale or impairments of remaining long-lived assets will not be material to the future financial condition, operating results or cash flows of the Company.

        As previously noted above and discussed in Note 3 of "Notes to the Consolidated Financial Statements", the Company acquired Taft in September 2008. A significant portion of the purchase price was allocated to the mineral interests, valued at $44.0 million. The value of the mineral interests was based, in part, on the market price of similar coals at the date of acquisition and the forecasts that existed as of that date. Subsequent to the acquisition, the market price and future forecasted market prices for similar coal dropped significantly, triggering an impairment test of the mineral interests under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The results of the impairment test indicated that there was an asset impairment since the fair value of the mineral interests were significantly below the carrying value. As a result, the Company recorded a $32.4 million impairment charge in the 2008 fourth quarter. The estimated fair value of the mineral interests is extremely sensitive to the estimated market price of similar coals. For example, a 10% increase or decrease in the market pricing used as of December 31, 2008 would have increased or decreased, respectively, the estimated fair value by approximately $5.0 million.

        In 2008, the Company recorded a charge of $10.9 million for the impairment of Financing's goodwill. As discussed in Note 3 of "Notes to the Consolidated Financial Statements", the Company announced its plans to separate its Financing segment via a spin-off to Walter shareholders and merger with Hanover. As a result of this decision, the Company analyzed goodwill for potential impairment. The fair value of the reporting unit was determined using a discounted cash flow approach which indicated that the carrying value exceeded the fair value and that the implied value of goodwill was $0. The discount rate of interest used to determine both the fair value of the reporting unit and the implied value of goodwill was a contributing factor in this impairment charge. The continued increase in perceived risk in the financial services markets resulted in a significant increase in the discount rate applied to the projected future cash flows, as compared to the discount rate applied to similar analyses performed in previous periods. As a result of this write- off, the Company no longer has any goodwill on its balance sheet.

DISCONTINUED OPERATIONS

        As more fully discussed in Note 3 of "Notes to Consolidated Financial Statements," the Company announced the permanent closure of the underground coal mine owned by the Kodiak Mining Company LLC. ("Kodiak") in December 2008, due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. In addition, during the first quarter of 2007, the Company decided to exit the manufacture and distribution of modular homes due to the poor performance of this division, which operated as Crestline Homes, Inc. ("Crestline"). Also, the Company completed the spin-off of Mueller Water on December 14, 2006. As such, the operating results, assets and liabilities, and cash flows of Kodiak, Crestline and Mueller Water have been reported apart from the Company's continuing operations as "discontinued operations" for all periods presented. Income (loss) from discontinued operations includes the net operating results of the Kodiak, Crestline and Mueller Water businesses.

RESULTS OF CONTINUING OPERATIONS

2008 Summary Operating Results

	For the Year Ended December 31, 2008
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
	($ in thousands)
Net sales	$959,853	$205,398	$13,425	$116,312	$1,602	$(32,756)	$1,263,834
Interest income on instalment notes	—	—	187,094	—	—	—	187,094
Miscellaneous income	28,532	832	2,183	2,229	2,366	—	36,142

Net sales and revenues	988,385	206,230	202,702	118,541	3,968	(32,756)	1,487,070
Cost of sales	530,320	128,653	5,537	96,732	228	(31,637)	729,833
Interest expense(1)	—	—	102,115	—	—	—	102,115
Interest rate hedge ineffectiveness	—	—	16,981	—	—	—	16,981
Depreciation	51,476	4,152	416	2,814	914	—	59,772
Selling, general, & administrative	23,020	13,398	30,055	42,851	33,555	33	142,912
Provision for losses on instalment notes	—	—	21,315	—	—	—	21,315
Postretirement benefits	29,128	(645)	(456)	(607)	(926)	—	26,494
Amortization of intangibles	273	—	1,005		—	—	1,278
Provision for estimated hurricane insurance losses	—	—	3,853	—	—	—	3,853
Restructuring & impairment charges	32,387	—	10,895	20,676	—	—	63,958

Operating income (loss)	$321,781	$60,672	$10,986	$(43,925)	$(29,803)	$(1,152)	318,559

Other debt interest							(26,223)

Income from continuing operations before income taxes							$292,336

(1)
Excludes other debt interest expense.

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Overview

        The Company's income from continuing operations for the year ended December 31, 2008 was $368.1 million or $6.74 per diluted share, which compares to $125.0 million, or $2.38 per diluted share in 2007.

        Principal factors impacting income from continuing operations in 2008 compared to 2007 include:

  •
  Net sales and revenues from continuing operations for the year ended December 31, 2008 increased $247.2 million, or 19.9% from 2007. The increase in revenues was primarily driven by higher metallurgical coal and coke pricing and increased coal sales volumes, partially offset by a decline in unit deliveries at Homebuilding due to fewer unit completions resulting from the deteriorating market conditions and the closure of almost half of the sales centers early in 2008.

  •
  Cost of sales, exclusive of depreciation, for 2008 increased $43.5 million, or 6.3% from 2007. Increased costs were primarily due to increased sales volumes and increased material, labor and freight at Natural Resources, partially offset by lower cost of sales at Homebuilding due to lower volumes. Cost of sales as a percentage of net sales decreased from 68.6% in 2007 to 57.7% in 2008 primarily due to the increase in metallurgical coal pricing which significantly exceeded the increase in costs at Natural Resources.

  •
  Operating income was $318.6 million in 2008, a 57.6% improvement from 2007. The increase in 2008 operating income was driven by the revenue impacts described above, partially offset by higher cost of sales and higher restructuring and impairment charges.

  •
  Results in 2008 include restructuring and impairment charges of $64.0 million, with $57.7 million related to asset impairment charges in Natural Resources, Homebuilding and Financing. See Note 4 of "Notes to the Consolidated Financial Statements."

  •
  Interest expense on mortgage-backed/asset backed notes deceased $17.0 million in 2008 compared to 2007. The decrease was primarily due to a reduction in the weighted average mortgage-backed/asset backed borrowings compared to 2007, including the 2008 payoff of the mortgage warehouse facilities.

  •
  Results in 2008 include a charge of $17.0 million for interest rate hedge ineffectiveness to recognize a loss on Financing's maturing interest rate swaps. The interest rate swaps, originally intended to hedge the Company's next securitization, no longer qualified for hedge accounting treatment because the Company no longer planned to access the distressed securitization market. This loss would normally have been amortized over the life of the securitization and the cash outflow would have been offset by increased securitization cash proceeds. All of Financing's hedges were settled on April 1, 2008 and Financing has no more hedges outstanding.

  •
  The Company's 2008 effective tax rate was a benefit of 25.9%. The effective tax rate for the year ended December 31, 2008 includes a tax benefit of $167.0 million from the deemed liquidation for income tax purposes of Homebuilding resulting from the decision to close this business. See Note 11 of "Notes to the Consolidated Financial Statements."

Outlook and Strategic Initiatives

Natural Resources and Sloss

  •
  The global steel industry has experienced significant volatility during the past months. As such, there is limited visibility as to the overall volume requirements for metallurgical coal over the next twelve months. Consequently, expectations regarding the Company's future production and sales volumes are limited to the first quarter of 2009.

  •
  Approximately 6.3 million tons of metallurgical coal were sold in 2008 at an average sales price of $130.95 versus 6.0 tons in 2007 at an average sales price of $92.21.

  •
  For the first quarter of 2009, metallurgical coal production is expected to range between 1.7 and 1.9 million tons reflecting the continuation of production from Mine No. 7's Southwest "A" longwall panel.

  •
  The core infrastructure is complete for the Mine No. 7 East expansion which will add capacity of 2.7 million tons per year. The East expansion will result in Mine No. 7 with its very high quality, low vol, hard coking coal becoming the largest low vol metallurgical coal mine in the United States. Given current market conditions, the Company plans to delay the start up of the Mine No. 7 East expansion until at least September 1, 2009. In preparation for the start up, the Company expects to spend approximately $23.0 million in capital expenditures during 2009.

  •
  Metallurgical coal sales for the first quarter of 2009 are expected to range between 1.4 million to 1.5 million tons at average operating margins of between $55 and $60 per ton. These estimated coal shipments reflect a 250,000 ton decline as compared to the 2008 fourth quarter sales volume due to concerns about availability of coal at the Port of Mobile resulting from a two-week rail disruption in February 2009. Along with this coal availability issue, certain customers have deferred the schedule of coal shipments due to the reduced global demand for steel and its raw materials. The net effect of these deferrals is to shift some of the planned coal shipments into the second half of 2009. Although the Company has worked with customers to match deliveries with their raw material requirements, contracts have not been renegotiated. However, further weakening of the steel market based on capacity reduction or demand could result in lower prices or in delays in shipments on current contracts. Further, due to significant uncertainty in the marketplace, the Company expects contract pricing settlements for the 2009-2010 contract year to occur later than the normal April to June timeframe.

  •
  Coal production costs averaged $55.89 per ton in 2008. With the anticipated increase in longwall tons versus continuous miner tons, the Company expects a reduction of production costs through 2009 such that these costs will range between $50.00 and $55.00 per ton, along with freight costs of approximately $15 per ton and royalties of approximately 7 to 8 percent, all in line with previously communicated expectations.

  •
  With the acquisition of Taft, the Company's steam and industrial coal business reached approximately 1.5 million tons of annual capacity, almost doubling the previous run rate production.

  •
  During 2008 the Company began the expansion of United Land's barge loadout facility. When completed in the first quarter of 2009, the Company will be able to ship up to 4 million tons of coal per year by barge, significantly increasing shipping flexibility.

  •
  Natural gas production in 2009 is projected to range between 7.0 and 7.2 billion cubic feet. Market pricing during February 2009 has approximated $3.00 to $4.00 per MCF, which is significantly less than our selling price in 2008. In the near-term, prices may remain at these lower levels. As a result of hedges put in place in 2008, approximately 30% of estimated first quarter 2009 activity is hedged at $8.84 per MCF.

  •
  Sloss posted operating income of $60.7 million in 2008 on the strength of increased metallurgical coke prices. Given the current reduction in domestic steel capacity utilization, Sloss estimates that production will decline by approximately 20% from 2008 levels. Additionally, while foundry coke pricing is expected to remain relatively stable, furnace coke prices are projected to be significantly lower than 2008 prices. As a result of the lower sales volumes and expected lower furnace coke pricing, Sloss' 2009 operating income is expected to be significantly lower than the record level of 2008.

  •
  The Company continues to focus on growing its Natural Resources business internally and externally. Recent expansion activities include the following:

  •
  Internal growth is expected from the Mine No. 7 East expansion project. Although longwall production in Mine No. 7 East will be delayed until at least September 1, 2009, when started, production will be approximately 225,000 tons per month.

  •
  On July 31, 2008, the Board of Directors approved a plan to expand the Company's United Land subsidiary's surface mining operations by opening a new coal mine with 0.4 million tons of annual capacity. United Land's new mine, to be known as Flat Top Mine, is a 600-acre surface coal mine with reserves of approximately 2.3 million tons of steam and industrial coal on land owned by the Company. Due to current economic conditions, however, the Company's plans to open the mine have been delayed until market conditions improve.

    •
    In 2008 the Company leased 46.0 million tons of additional high-quality Blue Creek Coal reserves contiguous to its Mine No. 4 and Mine No. 7 operations near Brookwood, Alabama.

    •
    On September 2, 2008, the Company, through its wholly owned subsidiary United Land Corporation, acquired all of the outstanding common shares of Taft. Taft, located in Jasper, Alabama, currently operates a surface steam and industrial coal mine and primarily mines coal for the industrial and electric utility markets. The acquisition of Taft expands the Company's coal production base in the southern Appalachian coal region of Alabama and will be instrumental in helping to grow the Company's domestic Natural Resources business. Taft produced 219,000 tons of coal since its acquisition in 2008.

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

Homebuilding and Financing

  •
  On September 30, 2008, the Company outlined its plans to separate its Financing business from the Company's core Natural Resources businesses through a spin-off to Walter's shareholders and subsequent merger with Hanover Capital Mortgage Holdings, Inc. ("Hanover"), a New Jersey-based real estate investment trust ("REIT"). As a step toward the completion of this plan, on February 3, 2009, the Company formed Walter Management Investment LLC, ("Spinco"), a wholly owned, Delaware limited liability company, to receive our Financing business and facilitate the spin-off and merger. The subsidiaries and assets that Spinco will own at the time of the spin-off and merger include all assets of our Financing business except for those associated with the worker's compensation program and various other runoff insurance programs within Cardem Insurance Co., Ltd. Spinco's total assets and liabilities at the time of the spin-off and merger are expected to be approximately $1.9 billion and $1.5 billion, respectively.

  •
  In 2008, the Company recorded a charge of $10.9 million for the impairment of Financing's goodwill. As a result of the Company's plans to separate its Financing business discussed above, the Company analyzed goodwill for potential impairment. The fair value of the reporting unit was determined using a discounted cash flow approach. As a result, the carrying value exceeded the fair value and the implied value of goodwill was $0 as of September 30, 2008.

  •
  In 2008, Financing recorded a provision for estimated hurricane insurance losses of $3.9 million as a result of damages from Hurricanes Gustav and Ike that impacted the Company's market area.

  •
  In April 2008, the Company amended its 2005 Walter Credit Agreement, increasing the revolver portion of the agreement by $250.0 million to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to expire in 2008. With the termination of the warehouse facilities, the Company no longer uses mortgage warehouse facilities or accesses the mortgage-backed securitization market. See Note 12 of "Notes to Consolidated Financial Statements" for additional details.

  •
  In addition, after May 1, 2008, Walter Mortgage Company ("WMC") no longer provides financing to customers of Homebuilding. However, the backlog of homes with signed contracts and those which were under construction as of May 1, 2008 are being financed by WMC. The Company will finance these WMC installment notes receivable with operating cash flows or funds from borrowings under the increased revolving credit facility.

  •
  In December 2008, the Company decided to close Homebuilding. The Company recorded restructuring charges in 2008 totaling $20.7 million. The $20.7 million charge is comprised of asset impairments of $14.4 million, severance obligations of $5.5 million, and $0.8 million of charges related to lease obligations of closed sales centers. This charge appears as restructuring and impairment charges in the 2008 statement of operations. See Note 4 of "Notes to Consolidated Financial Statements" for additional information.

  •
  As of December 31, 2008, Homebuilding had approximately 160 homes to complete, of which 20 are expected to be financed by WMC. After contractual commitments to complete the construction of homes have been fulfilled, which is expected to be substantially complete by June 30, 2009, results will be reflected as discontinued operations.

  Other

  •
  In June 2008, the Company completed an offering of 3.2 million shares of its common stock, from which it received $280.5 million of net proceeds. The Company used these proceeds to repay a portion of the term loan and revolving credit facility borrowings under the Company's Amended 2005 Walter Credit Agreement. As a result of this debt repayment, interest expense in 2008 included $3.1 million in accelerated amortization of deferred financing fees.

  •
  During the third quarter ended September 30, 2008, the Board of Directors approved an increase in the Company's regular quarterly dividend rate from $0.05 per common share to $0.10 per common share.

  •
  In October 2008, the Company fulfilled its $25.0 million share repurchase program that had begun on August 13, 2007. Over the course of this program, the Company acquired 587,009 shares at an average price of $42.58 per share. On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program which was intended to replace the previously authorized $25.0 million share repurchase program. Through December 31, 2008, the Company has repurchased 1,276,743 shares at an average price of $35.42 per share under this $50.0 million share repurchase program. In December 2008, the Company's Board of Directors authorized a $50.0 million expansion of this share repurchase program. The new program began on January 1, 2009 and purchases will continue to be based on liquidity and market conditions. See Note 14 of "Notes to the Consolidated Financial Statements."

  •
  As a result of the deemed liquidation of the Company's Homebuilding business on December 31, 2008, the Company recorded an income tax benefit of $167.0 million due to a worthless stock loss deduction. The Company expects it will not pay any federal income taxes in 2009 as a result of the carryforward of this worthless stock deduction.

        The current and prior year results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

        Natural Resources, which includes the operations of Jim Walter Resources and United Land (parent company of Taft and TRI), reported net sales and revenues of $988.4 million in 2008, an increase of $349.5 million from $638.9 million in 2007. The increase in revenues was driven primarily by increased metallurgical coal pricing and volumes versus 2007. Also contributing to the higher 2008 revenues, sales of steam and industrial coal increased from 0.2 million tons to 1.1 million tons due to the inclusion of TRI for a full year and Taft for four months of 2008.

	For the year ended December 31,
	2008	2007
Average metallurgical coal selling price (per ton)	$130.95	$92.21
Tons of metallurgical coal sold (in millions)	6.3	6.0
Average natural gas selling price (per MCF)	$8.39	$7.81
Billion cubic feet of natural gas sold	6.6	7.2
Number of natural gas wells	442	408

        For 2008, Natural Resources' operating income was $321.8 million, compared to operating income of $165.8 million in 2007. Results in 2008 benefited from record metallurgical coal pricing, which was partially offset by higher production costs. Production costs per ton for the year ended December 31, 2008 were higher than the same period in 2007 due to inflationary increases in labor and materials as well as a higher mix of continuous miner tons versus longwall tons. The Company expects a reduction of production costs in 2009 with an anticipated increase in longwall tons. In addition, 2008 operating income positively benefited from a 5% increase in production over the prior year but decreased due to higher depreciation. Operating results in 2008 were reduced by a $32.4 million impairment of mineral interests. See "Critical Accounting Estimates" included herein.

Sloss

        Net sales and revenues were $206.2 million for 2008, an increase of $71.3 million compared to 2007. This increase in revenues is due to an increase in metallurgical coke pricing as shown in the table below, which more than offset a slight decrease in tons sold.

	For the year ended December 31,
	2008	2007
Metallurgical coke tons sold	409,457	430,887
Metallurgical coke average selling price per ton	$393.66	$223.08

        Sloss reported operating income of $60.7 million for the year ended December 31, 2008 compared to $11.9 million in the same period in 2007, an increase of $48.8 million. Most of the increase results from the increase in metallurgical coke pricing as noted above, partially offset by higher raw material coal cost and a $2.4 million charge related to the resolution of a legal matter. Given the current reduction in domestic steel capacity utilization, the Company expects a reduction in sales volume and pricing for 2009 and thus, much lower operating income from Sloss in 2009.

Financing

        Net sales and revenues were $202.7 million for the year ended December 31, 2008, a decrease of $17.0 million from 2007. This decrease is primarily attributable to lower payment income resulting from a smaller portfolio balance than 2007, lower prepayment-related interest income and a $3.8 million one time favorable adjustment in 2007 not repeated in 2008.

        Operating income was $11.0 million in 2008, a decrease of $38.6 million from 2007. In addition to lower revenues, the decrease in operating income is primarily a result of a $17.0 million charge for interest rate hedge ineffectiveness that was intended to hedge an April 2008 securitization of instalment notes receivable, a $10.9 million impairment of goodwill, a $7.4 million increase in provision for losses on installment notes and a $3.9 million provision for estimated hurricane insurance losses. These unfavorable items were partially offset by lower interest expense primarily due to a decrease in the average balance of mortgage-backed/asset-backed notes outstanding during the year. See the Liquidity and Capital Resources discussion. The increase in the provision for loan losses is due to higher delinquencies and losses in 2008 resulting in an expectation of increased loan defaults, combined with the effect of increased write downs of repossessed property due to declining conditions in the housing market in 2008.

        Delinquencies (the percentage of amounts outstanding over 30 days past due) were 5.4% at December 31, 2008, up from 4.6% at December 31, 2007. This increase was primarily due to the Company's third party purchased loans, (including the ARM portion of the Company's portfolio) which exhibited higher levels of delinquencies and losses. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings and are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment plans.

Homebuilding

        Net sales and revenues were $118.5 million in 2008, a decrease of $127.4 million from 2007 primarily as a result of a 49.8% decrease in unit completions and an $11.8 million increase in the discount required to record to transfer the instalment notes receivable to Financing at estimated market value. As a result of the current volatility and lack of liquidity in the residential mortgage market, the discount required to fairly value the instalment notes receivable increased significantly and resulted in an additional discount within Homebuilding. The discount will be recognized as interest income over the life of the instalment notes receivable in the Financing segment.

	For the year ended December 31,
	2008	2007
Unit completions	1,252	2,494
Average revenue per home sold	$89,747	$97,773

        The operating loss was $43.9 million for 2008 compared to an operating loss of $5.3 million in 2007. The $38.6 million increase in operating loss was primarily due to the effect of lower sales volumes net of cost of sales decreases in the net amount of $38.6 million, restructuring and impairment charges totaling $20.7 million, as further discussed in Note 4 of the "Notes to Consolidated Financial Statements", partially offset by reduced salary related expenses ($13.0 million), lower depreciation ($2.4 million) and lower advertising expense ($2.4 million). In December 2008, the Company decided to close Homebuilding. Results in 2009 will reflect the build-out of the homes in backlog, other costs to close the business and gains or losses on the liquidation of property, and are not expected to be material to the Company.

Other

        Net sales and revenues were $4.0 million for 2008 compared to $6.4 million in 2007. The operating loss in the "Other" segment which is comprised of the Company's corporate expenses and land subsidiaries other than United Land, increased by $12.5 million during the year ended December 31, 2008 when compared to the same period in 2007. The increased operating loss was primarily due to approximately $6.8 million of professional fees incurred in 2008 relating to the planned divestiture of Financing and increased employee-related expenses.

2007 Summary Operating Results

	For the Year Ended December 31, 2007
	Natural Resources	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
	($ in thousands)
Net sales	$610,265	$134,279	$12,935	$245,409	$2,315	$(4,792)	$1,000,411
Interest income on instalment notes	—	—	202,654	—	—	—	202,654
Miscellaneous income	28,596	639	4,147	539	4,051	(1,216)	36,756

Net sales and revenues	638,861	134,918	219,736	245,948	6,366	(6,008)	1,239,821
Cost of sales	389,223	110,659	6,753	185,574	(141)	(5,742)	686,326
Interest expense(1)	—	—	119,102	—	—	—	119,102
Depreciation	34,377	3,822	1,174	5,151	1,035	—	45,559
Selling, general, & administrative	19,524	9,440	28,072	61,080	23,704	2,366	144,186
Provision for losses on instalment notes	—	—	13,889	—	—	—	13,889
Postretirement benefits	29,584	(864)	(424)	(592)	(970)	—	26,734
Amortization of intangibles	351	—	1,581	—	—	—	1,932

Operating income (loss)	$165,802	$11,861	$49,589	$(5,265)	$(17,262)	$(2,632)	202,093

Other debt interest							(18,830)

Income from continuing operations before income taxes							$183,263

(1)
Excludes other debt interest expense.

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Overview

        The Company's income from continuing operations for the year ended December 31, 2007 was $125.0 million, or $2.38 per diluted share, which compares to $156.3 million, or $3.07 per diluted share in 2006.

        Principal factors impacting income from continuing operations in 2007 compared to 2006 include:

  •
  Net sales and revenues from continuing operations decreased 2.6% versus 2006. The decline in revenues primarily reflects lower metallurgical coal pricing, including the effect of higher demurrage costs, versus 2006, as well as $23.4 million of insurance claim revenue in 2006. These decreases were partially offset by a 0.4 million ton improvement in metallurgical tons sold and the August 31, 2007 acquisition of TRI.

  •
  Operating income from continuing operations was $202.1 million, down 29.7%. The decrease in 2007 operating income from 2006 was primarily due to the revenue impacts described above, higher depreciation expense and increased postretirement benefits expense.

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

Consolidated Results of Continuing Operations

        Net sales and revenues for the year ended December 31, 2007 were $1.2 billion. Revenues declined by $33.1 million, or 2.6% from $1.3 billion in 2006. Decreased revenues at Natural Resources were partially offset by increased revenues at Homebuilding and Sloss. Natural Resources revenues decreased primarily due to lower pricing for coal and natural gas and lower natural gas volumes partially offset by an increase in the volume of metallurgical coal sales. Results in 2006 included $23.4 million of miscellaneous income relating to an insurance settlement for a 2005 Mine No. 5 water ingress problem. Homebuilding revenues increased due to higher average selling prices partially offset by lower unit completions. Revenue growth at Sloss reflects increased furnace coke volumes and foundry coke pricing.

        Cost of sales, exclusive of depreciation, increased $23.4 million to $686.3 million and represented 68.6% of net sales in 2007 versus $662.9 million and 65.6% of net sales in 2006. The increase in percentage in 2007 primarily reflects the effect of lower revenues on a relatively fixed cost structure at Natural Resources, partially offset by improvements at Homebuilding and Sloss. Homebuilding's cost of sales, exclusive of depreciation, as a percentage of net sales decreased from 79.8% in 2006 to 75.6% in 2007 while cost of sales, exclusive of depreciation, as a percentage of net sales at Sloss decreased from 84.7% in 2006 to 82.4% in 2007.

        Depreciation for the year ended December 31, 2007 was $45.6 million, an increase of $8.8 million compared to 2006. This increase is primarily due to the Company's continued investment in the expansion of Natural Resources' mining operations and the replacement of mining equipment.

        Provision for losses on instalment notes was $13.9 million in 2007, compared to $9.1 million in 2006. This increase in 2007 provision is primarily due to continued weakness in Financing's Adjusted Rate Mortgage ("ARM") portfolio.

        Postretirement benefits expense increased to $26.7 million in 2007, compared to $13.5 million in 2006, primarily due to an unfavorable change in actuarial assumptions year over year and a plan amendment resulting from the January 2007 contract with the United Mine Workers of America. Additionally, a $4.1 million curtailment gain recognized in 2006 by the Financing and Homebuilding segments affects comparability.

        Interest expense on other debt decreased $19.2 million to $18.8 million resulting from the recognition of $10.9 million in capitalized interest primarily related to Natural Resources capital expansion projects as well as a reduction of interest expense resulting from reduced term debt outstanding. In 2006, the Company recorded $19.4 million of debt conversion expense related to the conversion of approximately $174.2 million of the Company's Convertible Senior Subordinated Notes.

        The Company's effective tax rate of 31.8% in 2007 and 32.1% in 2006 differed from the Federal statutory rate primarily in both years as a result of the favorable effect of Natural Resources' percentage depletion deductions. See Note 11 to "Notes to Consolidated Financial Statements."

        The current and prior year results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Natural Resources

        Natural Resources, which includes the operations of Jim Walter Resources and United Land (parent company of TRI), reported net sales and revenues of $638.9 million for the year ended December 31, 2007, a decrease of $48.0 million from $686.9 million in 2006. The decrease was primarily due to lower metallurgical coal prices, natural gas prices and natural gas volumes, partially offset by increased metallurgical coal volumes. In addition, miscellaneous income in 2006 included $23.4 million for the settlement of an insurance claim for a 2005 Mine No. 5 water ingress problem. Statistics in the following table relate to Jim Walter Resources, only.

	For the year ended December 31,
	2007	2006
Average coal selling price (per ton)	$92.21	$103.58
Tons of coal sold (in millions)	6.0	5.6
Average natural gas selling price (per MCF)	$7.81	$8.67
Billion cubic feet of natural gas sold	7.2	7.7
Number of natural gas wells	408	415

        For the year ended 2007, Natural Resources' operating income was $165.8 million, compared to operating income of $258.8 million in 2006. The decrease in operating income in 2007 reflects lower metallurgical coal and natural gas prices and lower natural gas volumes and higher coal production costs. 2006 included $23.4 million of operating income recognized for the settlement of an insurance claim for a 2005 Mine No. 5 water ingress problem.

Sloss

        Net sales and revenues were $134.9 million for 2007, an increase of $1.9 million compared to 2006. Revenues increased in 2007 primarily as a result of higher metallurgical coke volumes and, to a lesser degree, due to increased metallurgical coke pricing as shown below:

	For the year ended December 31,
	2007	2006
Metallurgical coke tons sold	430,887	399,321
Metallurgical coke average selling price per ton	$223.08	$222.04

        Sloss' operating income was $11.9 million in 2007 as compared to $8.1 million in 2006, an increase of $3.8 million, primarily as a result of increased metallurgical coke volumes and pricing and lower raw material costs. Operating income for 2006 includes an impairment charge of $1.6 million relating to the sale of the Sloss' chemical division, which was sold in November 2006. The 2006 sale of the chemical division did not have a material affect on the revenues, cash flows or operating income of Sloss in 2007 as compared to 2006 and is not expected to have a significant effect on the future revenues, cash flows or operating results of Sloss, as compared to prior periods.

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

Homebuilding

        Net sales and revenues were $245.9 million in 2007, an increase of $3.2 million from 2006 as a result of higher average revenue per home sold, partially offset by lower unit completions as shown in the table below.

	For the year ended December 31,
	2007	2006
Unit completions	2,494	2,663
Average revenue per home sold	$97,773	$90,292

        The operating loss was $5.3 million for 2007 compared to an operating loss of $10.8 million in 2006. The improved performance in 2007 was due to higher average revenue per home sold and a reduction in cost of sales as a percent of net sales resulting from improved productivity, partially offset by an increase in postretirement benefits cost which reflected a curtailment gain of $2.7 million in 2006.

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

FINANCIAL CONDITION

        Cash and cash equivalents increased by $87.1 million from $30.6 million at December 31, 2007 to $117.7 million at December 31, 2008 reflecting $354.3 million in cash flows provided by operating activities, partially offset by $78.1 million of cash flows used in investing activities and $187.4 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Short-term investments, restricted were $56.3 million at December 31, 2008, down $18.9 million from December 31, 2007, attributable to cash collections on mortgages previously pledged as collateral against the warehouse facilities no longer being restricted as a result of the pay-off and termination of the warehouse facilities in April 2008.

        Net instalment notes receivable were $1,769.7 million at December 31, 2008, down $67.4 million from December 31, 2007 as a result of payments received on outstanding notes exceeding new loan originations. The reduction in new loan originations is the result of WMC no longer providing financing to new customers of Homebuilding effective May 1, 2008.

        Net receivables were $176.6 million at December 31, 2008, an increase of $95.6 million from December 31, 2007 primarily attributable to increased pricing on customer sales within the Natural Resources and Sloss segments and timing of sales within the fourth quarter of 2008 as compared to the fourth quarter of 2007. Also included in the increase is a net receivable of $26.9 million related to Black Lung Excise Tax refund claim, which was recorded in December 2008.

        Inventories were $133.1 million at December 31, 2008, an increase of $35.8 million from December 31, 2007 primarily due to increased inventories at Sloss and Natural Resources as well as an increase in repossessed property at Financing. The increase at Natural Resources includes increased supplies inventory required to support certain mining operations in addition to slightly higher production costs on inventory available to complete customer orders. The increase in Sloss inventory primarily results from higher raw material coal costs and increases in on-hand quantities needed to complete customer orders. These increases were partially offset by a reduction of homes under construction at Homebuilding

        Net property, plant and equipment was $515.4 million at December 31, 2008, up $101.0 million from December 31, 2007 primarily due to the Company's continued investment in the replacement of equipment and expansion at Natural Resources' mining operations in addition to increases associated with the Company's acquisition of Taft.

        Deferred income tax assets were $206.7 million at December 31, 2008, up $111.4 million from December 31, 2007 primarily due to a net operating loss carryforward resulting from a $167.0 million tax benefit recognized in 2008 from the deemed liquidation of the Homebuilding business for tax purposes. The NOL carryforward benefit is expected to be fully utilized in 2009.

        Mortgage-backed/asset-backed notes were $1,372.8 million at December 31, 2008, down $333.4 million from December 31, 2007 as a result of debt principal payments, which included the $214.0 million pay-off and termination of the warehouse facilities in April 2008.

        Accumulated postretirement benefits obligation was $369.1 million at December 31, 2008, up $34.0 million from December 31, 2007 primarily due to unfavorable development in the cost of healthcare benefits for participants in the United Mine Workers of America postretirement benefit plan, which caused a $21.2 million actuarially-determined increase to the liability as of December 31, 2008. This adjustment is recognized as a decrease to stockholders' equity. Furthermore, an additional liability of $6.1 million for the 3-month transition from a September 30 to a December 31 measurement date was recorded directly as a decrease to stockholders' equity in 2008, as required by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Also in 2008, the Company assumed $3.0 million of accumulated postretirement benefits obligation due to the Taft acquisition.

        Other liabilities were $293.8 million at December 31, 2008, up $77.8 million from December 31, 2007. This increase is primarily due a $44.9 million increase in the pension liability primarily due to a significant decline in the fair value of the pension plan assets since 2007. In addition, the increase in other liabilities relates to a $29.7 million liability assigned to Taft's unfavorable coal supply agreements at September 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are its existing cash balances, operating cash flows and borrowings under its revolving credit facility. The Company's principal source of long-term funding is its bank term loan. As of December 31, 2008, total debt decreased $333.9 million as compared to December 31, 2007. See discussion below and Note 12 of "Notes to Consolidated Financial Statements."

        Cash inflows from the sale of goods at the Company's Natural Resources and Sloss segments are generated in the normal course, generally within 90 days or less from the date of title transfer of the goods sold. The majority of homes constructed and sold by the Homebuilding segment were internally financed through May 1, 2008. However, effective May 1, 2008, the Financing segment no longer funds any mortgage financing for customers of the Homebuilding segment. Furthermore, the Company decided to close Homebuilding in December 2008. The following discussion relates to houses built prior to May 1, 2008 and the signed contract backlog as of May 1, 2008.

        Historically, the Homebuilding segment incurred construction costs to build the home, which were financed with resources provided by Walter, including existing cash balances, cash flows generated from operations or borrowings under credit facilities. When the home was completed, the Homebuilding business tendered it to the customer. Upon tender, Homebuilding recognized the sale of the home and sold the instalment note contract to WMC, which recognized an increase in instalment notes receivable. No cash was generated from this transaction. WMC then borrowed periodically under its warehouse facilities, typically at 80% of the face of the instalment note contract, using the instalment note contract as collateral. On a monthly basis, WMC paid interest and other funding costs under the warehouse facilities using collections from instalment notes receivable. Historically, once there were approximately $200.0 million to $300.0 million of accumulated borrowings under the warehouse facilities, WMC packaged the instalment notes and pledged them as collateral to complete a mortgage-backed/asset-backed securitized debt offering. WMC historically received 90% to 95% of the face value of the instalment notes receivable as proceeds from the securitized debt offering. WMC used these proceeds to pay-off the warehouse facilities and any excess cash flow would be available for general corporate purposes of the Company.

        The Company believes that, based on current forecasts and anticipated market conditions, operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials, interest rates and the general economy. Currently there is an unprecedented uncertainty in the financial markets, less availability and higher costs of credit, potential counterparty defaults, and commercial and investment bank failures. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or our current credit providers, the possibility does exist.

2005 Walter Credit Agreement

        In 2005, Walter entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which included, prior to its amendment in April 2008, (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $138.9 million of which was outstanding as of December 31, 2008 with a weighted average interest rate of 3.588%, and (2) an initial $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        On April 30, 2008, Walter amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to mature in 2008. The amendment also increased the interest rate on the revolving credit facility and the term loan to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increased from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing businesses.

        In connection with the amendment to the 2005 Walter Credit Agreement, the Company incurred $3.9 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the revolving credit facility.

        During 2008, the Company borrowed $340.0 million under the revolving credit facility. On June 16, 2008, the Company completed an offering of shares of its common stock and received $280.5 million of net proceeds, as more fully discussed in Note 14. The net proceeds from the offering were used to repay $77.9 million on the outstanding term loan and $202.5 million on the revolving credit facility. Additional repayments on the revolving credit facility during 2008 totaled $97.5 million, such that the balance outstanding was $40.0 million at December 31, 2008.

        Under the terms of the Company's amended 2005 Walter Credit Agreement, availability under the revolving credit facility was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. As of December 31, 2008, the Company had $58.2 million in outstanding stand-by letters of credit and $275.6 million of availability for future borrowings under the revolving credit facility.

        In connection with the repayments discussed above, the Company recognized an additional amortization of $3.1 million in 2008 of previously deferred financing fees. This amortization charge is included in interest expense in the 2008 statement of operations.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At December 31, 2008, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.4 billion and consisted of eight separate series of public debt offerings and one issue of private debt providing long-term financing for instalment notes receivable and mortgage assets purchased by WMC.

        Prior to April 30, 2008, Trust IX and Trust XIV were borrowers under a $150.0 million and a $200.0 million Variable Funding Loan Agreement ("warehouse facilities"), respectively, providing temporary financing to WMC for its purchases of instalment notes from Homebuilding and for its mortgage loans originations. At the beginning of 2008, there were $189.2 million of borrowings outstanding under these warehouse facilities. On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement, as discussed above. During 2008 and 2007, mortgage securitization markets generally, and subprime mortgage securitization markets especially, have experienced a significant disruption that continues today. A large number of other companies' mortgage-backed securities have been down-graded or placed on credit watch, resulting in investors in asset-backed securities and other structured vehicles experiencing problems including declines in value and losses from their investments in subprime mortgage securities. However, with the termination of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

        Effective May 1, 2008, WMC no longer funds new originations for customers of Homebuilding. However, the backlog of homes with signed contracts and those which were under construction as of May 1, 2008, have been and will continue to be funded by WMC. As of December 31, 2008, an estimated 20 homes remain in the backlog, representing a total of approximately $2.7 million in value that will be funded by WMC in 2009. The Company will finance these WMC instalment notes receivable with operating cash flows or borrowings under the 2005 Walter Credit Facility.

        Prior to their termination on April 1, 2008, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million, the objective of which was to protect against changes in the benchmark interest rate on the 2008 forecasted issuance of mortgage-backed notes in a securitization (the "Securitization Hedges"). At March 31, 2008, these Securitization Hedges no longer qualified for hedge accounting treatment because the Company no longer planned to access the distressed securitization market. As a result, the Company recognized a loss on interest rate hedge ineffectiveness of $17.0 million in the first quarter of 2008. On April 1, 2008, the Company settled the Securitization Hedges for a payment of $17.0 million. No similar hedges are outstanding at December 31, 2008.

Statements of Cash Flows

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the year ended December 31,
	2008	2007
Cash flows provided by operating activities	$354,322	$147,815
Cash flows used in investing activities	(78,082)	(148,823)
Cash flows used in financing activities	(187,408)	(84,101)

Cash flows provided by (used in) continuing operations	88,832	(85,109)
Cash flows used in discontinued operations	(1,774)	(11,647)

Net increase (decrease) in cash and cash equivalents	$87,058	$(96,756)

        Cash balances were $117.7 million and $30.6 million at December 31, 2008 and December 31, 2007, respectively. The increase in cash in 2008 results from cash provided by operating activities of $354.3 million, proceeds totaling $280.5 million from the June 2008 stock offering, $18.9 million from short-term investments, restricted, and $14.6 million from the receipt of payments on purchased loans. These sources of cash were partially offset by net payments of mortgage-backed/asset-backed notes of $333.5 million, capital expenditures of $101.8 million, purchases of stock of $64.6 million, net payments on other debt that totaled $58.7 million, the acquisition of Taft for $17.1 million, net of cash acquired, and cash dividend payments of $16.2 million.

        Net cash provided by operating activities of continuing operations was $354.3 million for the year ended December 31, 2008 compared to $147.8 million for 2007. The increase of $206.5 million is primarily attributable to $225.8 million of increased income from continuing operations, adjusted for non-cash items, $145.0 million for increases in receivables and inventories in 2008 as compared to the decreases in 2007, offset in part by $96.8 million for a decrease in instalment notes receivable, net in 2008 as compared to the increase in 2007.

        Cash flows used in investing activities of continuing operations for the year ended December 31, 2008 were $78.1 million compared to $148.8 million for the same period in 2007. Significant cash flows used in investing activities in 2008 included $101.8 million for additions to property, plant and equipment as the Company continued to invest in the replacement of equipment and expansion of Natural Resources' mining operations and $17.1 million, net of cash acquired, for the acquisition of Taft. Significant cash flows used in investing activities in the 2007 period included $151.9 million of additions to property plant and equipment, primarily in the Natural Resources segment, the purchase of loans for $39.9 million and the acquisition of TRI for $11.7 million, net of cash acquired.

        Cash flows used in financing activities of continuing operations for the year ended December 31, 2008 were $187.4 million compared to $84.1 million in the same period in 2007. Cash flows used in financing activities in 2008 included: retirements of other debt of $398.7 million, partially offset by proceeds from other debt of $340.0 million, retirement of mortgage-backed/asset-backed notes of $358.5 million, partially offset by the issuance of mortgage-backed/asset-backed notes of $25.0 million purchases of stock under the stock repurchase program of $64.6 million and dividends paid of $16.2 million, offset in part by proceeds from the June 2008 stock offering of $280.5 million. Cash flows used in financing activities in 2007 included retirements of mortgage-backed/asset-backed notes of $219.8 million, partially offset by the issuance of mortgage-backed/asset-backed notes of $189.2 million, retirements of corporate debt of $44.7 million, dividends paid of $10.4 million and purchases of stock under the stock repurchase program of $5.6 million.

        Capital expenditures totaled $143.5 million in 2008 related principally to the Mine No. 7 East expansion project and other mine development activities at Natural Resources. Included in 2008 capital expenditures is $41.7 million of equipment financed with a long-tem financing arrangement. The Company estimates that capital expenditures for 2009 will approximate $100.0 million. Of this amount, $23.0 million relates to the Mine No. 7 East expansion project. Actual expenditures in 2009 may be more or less than this amount, depending upon the level of earnings and cash flow, or expansion opportunities in certain markets.

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

        The following tables summarize the Company's contractual obligations and commercial commitments as of December 31, 2008. This table does not include interest payable on these obligations. In 2008, the Company paid approximately $18.6 million of interest on the term loan, revolver and other debt financings. In 2009, the Company estimates total cash interest payments related to these obligations will be approximately $14.3 million. The unconditional purchase obligations primarily represent commitments to purchase raw materials and equipment.

        Contractual obligations and commercial commitments:

		Payments Due by Period (in thousands)
	Total	2009	2010	2011	2012	2013	Thereafter
2005 Walter term loan	$138,934	$1,436	$1,436	$1,436	$134,626	$—	$—
2005 Walter revolving credit facility	40,000	—	40,000	—	—	—	—
Other debt(1)	46,451	12,044	7,622	7,916	8,523	8,563	1,783
Operating leases	18,480	8,191	5,999	2,832	1,140	264	54
Unconditional purchase obligations(2)	90,506	47,320	11,529	11,529	11,529	8,599	—

Total contractual cash obligations	$334,371	68,991	66,586	23,713	155,818	17,426	$1,837

Other long-term liabilities(3)		29,586	21,101	22,892	24,009	25,171

Total cash obligations(4)		$98,577	$87,687	$46,605	$179,827	$42,597

(1)
Primarily includes equipment financing, capital leases and a one-year property insurance financing agreement. See Note 12 of "Notes to Consolidated Financial Statements" for further discussion.

(2)
Includes $54.7 million for minimum maintenance payments due for assets under capital lease.

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

Pension Benefits

        As a result of the unprecedented distress in the credit and capital markets, the fair value of the Company's pension plan assets has declined substantially since December 31, 2007. A sustained decline in the fair value of pension plan assets will result in increased pension contributions in 2009 and future years. The Company's minimum pension plan funding requirement for 2009 is $10.3 million, which the Company expects to fully fund. The Company also expects to pay $19.3 million in 2009 for benefits related to its other postretirement healthcare plan.

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

Interest rate risk

        The Company has the following financial instruments that are exposed to interest rate risk (dollars in thousands):

		Carrying value as of December 31,
See Note	Financial Instrument	2008	2007
		Asset (Liability)
(1)	2005 Walter term loan	$(138,934)	$(218,517)
(1)	2005 Walter revolving credit facility	(40,000)	—
(2)	$75.0 million notional of Walter term loan hedges	—	(202)
(3)	Other debt	(46,451)	(6,558)
(4)	Instalment notes receivable	1,769,688	1,837,059
(4)	Mortgage-backed/asset-backed notes	(1,372,821)	(1,706,218)
(5)	$215.0 million notional of Securitization Hedges	—	(9,160)

(1)
On October 3, 2005, the Company entered into a credit agreement as more fully described in Note 12 of "Notes to Consolidated Financial Statements" with floating rate interest rates based on LIBOR plus a spread.

(2)
On November 1, 2005, the Company entered into an interest rate hedge agreement ("hedge") with a notional value of $75.0 million, as more fully described in Note 12 of "Notes to Consolidated Financial Statements." As expected, the hedge was settled upon maturity in November 2008.

(3)
Other debt consists primarily of equipment financing at a floating rate of one-month LIBOR plus 375 basis points.

(4)
The Company's fixed-rate instalment notes receivables were $1.8 billion and fixed-rate mortgage-backed/asset-backed notes were $1.4 billion as of December 31, 2008. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, the Company may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

(5)
As of December 31, 2007, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million, the objective of which was to protect against changes in the benchmark interest rate on the 2008 forecasted issuance of mortgage-backed notes in a securitization (the "Securitization Hedges"). On April 1, 2008 the Company settled the Securitization Hedges for a payment of $17.0 million. No similar hedges remain outstanding at December 31, 2008.

        A ten percent decrease in interest rates from the December 31, 2008 and 2007 rates would result in an increase to annual pre-tax income from these financial instruments of approximately $0.6 million and $2.4 million, respectively, while a ten percent increase in rates would decrease annual pre-tax income approximately $0.6 million and $2.4 million, respectively.

Commodity risks

        The Company is exposed to commodity price risk on sales of natural gas. On an annual basis, the Company's sales of natural gas approximates 6.6 million mmbtu (equivalent of 6.8 billion cubic feet).

        The Company occasionally utilizes derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. During 2008 and 2007, the Company hedged approximately 73% and 57%, respectively, of its natural gas sales with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. These swap contracts resulted in cash outlows of $3.6 million in 2008 and cash inflows of $8.7 million in 2007, impacting net sales and revenues.

        At December 31, 2008, swap contracts to hedge approximately 0.5 million mmbtu of anticipated natural gas sales in 2009 and at December 31, 2007, swap contracts to hedge approximately 0.8 million mmbtu of anticipated natural gas sales in 2008, were outstanding as more fully described in Note 17 of "Notes to Consolidated Financial Statements." A ten percent favorable or unfavorable change in the natural gas prices would not have a material effect in the fair value of the swap contracts outstanding at December 31, 2008 and 2007.

NEW ACCOUNTING PRONOUNCEMENTS

        In 2006 the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires the Company to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company used a September 30 measurement date and was required to adopt this provision on December 31, 2008. The adoption of this statement did not have a material effect on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," that amends ARB 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company does not expect the adoption of this statement, which became effective January 1, 2009, to have a material effect on its consolidated financial statements.

        Also in December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," a replacement of SFAS No. 141, "Business Combinations." The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures the goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company can not determine what impact the adoption of this requirement, which became effective January 1, 2009, will have on its consolidated financial statements with respect to future acquisitions.

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

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2008(1)	March 31	June 30	September 30	December 31
Net sales and revenues	$292,781	$365,150	$381,821	$447,318
Income from continuing operations	$3,172	$52,147	$55,552	$257,263
Loss from discontinued operations	(2,673)	(1,371)	(552)	(16,958)

Net income	$499	$50,776	$55,000	$240,305

Diluted income (loss) per share:(2)
Income from continuing operations	$0.06	$0.97	$0.98	$4.68
Loss from discontinued operations	(0.05)	(0.03)	(0.01)	(0.31)

Net income	$0.01	$0.94	$0.97	$4.37

	Quarter ended
Fiscal Year 2007(1)	March 31	June 30	September 30	December 31
Net sales and revenues	$319,586	$296,515	$311,392	$312,328
Income from continuing operations	$34,277	$21,682	$26,296	$42,747
Loss from discontinued operations	(4,652)	(3,631)	(1,933)	(2,787)

Net income	$29,625	$18,051	$24,363	$39,960

Diluted income (loss) per share:(2)(3)
Income from continuing operations	$0.65	$0.41	$0.50	$0.81
Loss from discontinued operations	(0.09)	(0.07)	(0.04)	(0.05)

Net income	$0.56	$0.34	$0.46	$0.76

(1)
Amounts vary from previous Form 10-Q disclosures as a result of classifying Kodiak as discontinued operations.

(2)
The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to rounding differences.

(3)
Diluted earnings per share includes the dilutive effect of the Company's contingent convertible senior subordinated notes, issued April 2004.

        Fourth quarter 2008 results include the following large, unusual items:

    •
    Pre-tax income of $26.9 million relating to a Black Lung Excise Tax refund claim.

    •
    Pre-tax charge of $32.4 million to write down the value of Taft's mineral interests to estimated fair value as a result of a significant decline in forecasted future coal pricing as compared to similar forecasts as of the September 2, 2008 acquisition date.

    •
    Pre-tax charge of $7.4 million for severance benefits and asset impairments relating to the decision to close Homebuilding.

    •
    Tax benefit of $167.0 million related to the deemed liquidation of Homebuilding for tax purposes, resulting from the decision to close Homebuilding.

    •
    Pre-tax charge of $21.3 million primarily for the impairment of Kodiak's mining equipment and facilities included in the loss from discontinued operations.

        Fourth quarter 2007 results include the following large, unusual items:

    •
    Favorable pre-tax adjustments of $12.7 million comprised of $8.9 million of interest capitalization primarily related to Natural Resources' capital expansion projects, applicable to prior periods, and $3.8 million to increase deferred loan origination fees, previously amortized too quickly.

    •
    A favorable adjustment of $3.2 million to reduce taxes payable to amounts determined to be owed for prior years.

    •
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

        Incorporated by reference to the 2009 Proxy Statement.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management, under the supervision of our Vice Chairman (principal executive and financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

Evaluation of Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B.    Other Information

None

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Victor P. Patrick	51	Vice Chairman, Chief Financial Officer and General Counsel
Mark J. O'Brien	66	Chairman and Chief Executive Officer, JWH Holding Company, LLC
George R. Richmond	58	Chief Executive Officer, Jim Walter Resources, Inc.
Charles E. Cauthen	50	Chief Financial Officer, JWH Holding Company, LLC and President, Walter Mortgage Company
Miles C. Dearden, III	49	Senior Vice President, Treasurer
Lisa A. Honnold	41	Senior Vice President, Controller
Larry E. Williams	61	Senior Vice President, Human Resources
Charles C. Stewart	53	President, Sloss Industries Corporation and United Land Corporation

        Our executive officers as of February 27, 2009 are listed below.

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

        George R. Richmond was appointed Chief Executive Officer of Jim Walter Resources in February 2006, serving previously as President and Chief Operating Officer of Jim Walter Resources since 1997. Mr. Richmond, has over 43 years experience in mining, having joined Jim Walter Resources, Inc. in 1978 after 13 years in various apprentice and engineering capacities for Great Britain's National Coal Board (now known as British Coal). Jim Walter Resources, Inc. is the largest producer of Blue Creek coal and currently operates two of North America's deepest vertical underground coal mines in Alabama's Black Warrior Coal Basin, No. 4 Mine, and No. 7 Mine.

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

        Charles C. Stewart was appointed President of Sloss Industries Corporation in May 2003 and President of United Land Corporation in July 2007. Mr. Stewart has a B.S in Mineral Engineering from the University of Alabama and previously served in various mining and engineering capacities for Jim Walter Resources for 25 years, culminating in his appointment as Vice President of Engineering.

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

Additional Information

        Additional information, as required in Item 10. "Directors and Executive Officers of the Registrant" are incorporated by reference to the Proxy Statement (the "2009 Proxy Statement") included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation

        Incorporated by reference to the 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the 2009 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference to the 2009 Proxy Statement.

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

WALTER INDUSTRIES, INC.
February 27, 2009	/s/ VICTOR P. PATRICK Victor P. Patrick, Vice Chairman and Director, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2009	/s/ HOWARD L. CLARK JR. Howard L. Clark, Jr., Director*
February 27, 2009	/s/ JERRY W. KOLB Jerry W. Kolb, Director*
February 27, 2009	/s/ PATRICK A. KRIEGSHAUSER Patrick A. Kriegshauser, Director*
February 27, 2009	/s/ JOSEPH B. LEONARD Joseph B. Leonard, Director*
February 27, 2009	/s/ MARK J. O'BRIEN Mark J. O'Brien, Director, Chairman and Chief Executive Officer, JWH Holding Company, LLC*
February 27, 2009	/s/ BERNARD G. RETHORE Bernard G. Rethore, Director*

February 27, 2009	/s/ GEORGE R. RICHMOND George R. Richmond, Director, President and Chief Executive Officer, Jim Walter Resources*
February 27, 2009	/s/ MICHAEL T. TOKARZ Michael T. Tokarz, Chairman*
February 27, 2009	/s/ A.J. WAGNER A.J. Wagner, Director*
February 27, 2009	/s/ LISA A. HONNOLD Lisa A. Honnold, Senior Vice President, Controller and Principal Accounting Officer

*By:	/s/ VICTOR P. PATRICK Victor P. Patrick Attorney-in-Fact

 Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Walter Industries, Inc.

        We have audited the accompanying consolidated balance sheets of Walter Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Industries, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 11 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," in 2007. As discussed in Note 13 to the consolidated financial statements, the Company adopted the measurement provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," in 2008.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Industries, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
February 26, 2009

 Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Walter Industries, Inc.

        We have audited Walter Industries, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Walter Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Walter Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
February 26, 2009

 Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Stockholders of Walter Industries, Inc.:

        In our opinion, the consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Walter Industries, Inc. and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 28, 2007 except as it relates to the discontinued operations of Crestline Homes, Inc. and Kodiak Mining Company, LLC as described in Note 3 as to which the date is March 7, 2008 and February 26, 2009, respectively, and as it relates to the change in segments as described in Note 18, as to which the date is March 7, 2008

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$117,672	$30,614
Short-term investments, restricted	56,275	75,198
Instalment notes receivable, net of allowance of $18,969 and $13,992, respectively	1,769,688	1,837,059
Receivables, net	176,601	81,011
Inventories	133,129	97,324
Prepaid expenses	26,418	36,005
Property, plant and equipment, net	515,418	414,463
Deferred income taxes	206,733	95,380
Other assets	59,392	63,684
Goodwill	—	10,895
Assets of discontinued operations	6,667	25,648

	$3,067,993	$2,767,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$72,801	$71,930
Accrued expenses	91,213	83,050
Accrued interest	11,362	13,940
Debt:
Mortgage-backed/asset-backed notes	1,372,821	1,706,218
Other debt	225,385	225,860
Accumulated postretirement benefits obligation	369,055	335,034
Other liabilities	293,759	216,007
Liabilities of discontinued operations	1,328	529

Total liabilities	2,437,724	2,652,568

Commitments and Contingencies (Note 16)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—54,143,958 and 51,991,134 shares, respectively	541	520
Capital in excess of par value	714,174	497,032
Retained earnings (deficit)	50,990	(290,986)
Accumulated other comprehensive income (loss):
Pension and other post-retirement benefit plans, net of tax	(137,364)	(87,071)
Unrealized gain (loss) on hedges, net of tax	1,928	(4,782)

Total stockholders' equity	630,269	114,713

	$3,067,993	$2,767,281

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2008	2007	2006
Net sales and revenues:
Net sales	$1,263,834	$1,000,411	$1,009,781
Interest income on instalment notes	187,094	202,654	199,659
Miscellaneous income	36,142	36,756	63,468

	1,487,070	1,239,821	1,272,908

Cost and expenses:
Cost of sales (exclusive of depreciation)	729,833	686,326	662,877
Depreciation	59,772	45,559	36,764
Selling, general and administrative	142,912	144,186	141,265
Provision for losses on instalment notes	21,315	13,889	9,062
Postretirement benefits	26,494	26,734	13,540
Interest expense—mortgage-backed/asset-backed notes	102,115	119,102	118,743
Interest rate hedge ineffectiveness	16,981	—	—
Interest expense—other debt	26,223	18,830	38,009
Amortization of intangibles	1,278	1,932	2,405
Restructuring and impairment charges	63,958	—	1,639
Provision (credit) for estimated hurricane insurance losses	3,853	—	(1,046)
Debt conversion expense	—	—	19,370

	1,194,734	1,056,558	1,042,628

Income from continuing operations before income tax expense (benefit)	292,336	183,263	230,280
Income tax expense (benefit)	(75,798)	58,261	73,983

Income from continuing operations	368,134	125,002	156,297
Income (loss) from discontinued operations	(21,554)	(13,003)	42,072

Net income	$346,580	$111,999	$198,369

Basic income (loss) per share:
Income from continuing operations	$6.84	$2.40	$3.55
Income (loss) from discontinued operations	(0.40)	(0.25)	0.96

Net income	$6.44	$2.15	$4.51

Diluted income (loss) per share:
Income from continuing operations	$6.74	$2.38	$3.07
Income (loss) from discontinued operations	(0.39)	(0.25)	0.80

Net income	$6.35	$2.13	$3.87

The accompanying notes are an integral part of the consolidated financial statements.

 WALTER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2008
(in thousands)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$288,616	$598	$1,210,751		$(602,002)	$(259,317)	$(61,414)
Adjustment to initially apply SEC SAB No. 108	5,069				5,069

Adjusted balance at December 31, 2005	293,685	598	1,210,751		(596,933)	(259,317)	(61,414)
Comprehensive income:
Net income	198,369			$198,369	198,369
Other comprehensive income, net of tax:
Cumulative foreign currency translation adjustment	1,053			1,053			1,053
Decrease in additional pension liability, net of $0.3 million tax provision	703			703			703
Net unrealized gain on hedges, net of $2.8 million tax provision	4,113			4,113			4,113

Comprehensive income				$204,238

Adjustment to initially apply FASB Statement No. 158	(74,513)						(74,513)
Sale of common stock	168,680	26	168,654
Stock issued upon conversion of convertible notes	176,108	98	176,010
Gain on sale of investment in Mueller Water Products, Inc. through initial public offering	132,048		125,088				6,960
Stock dividend for spin-off of Mueller Water Products, Inc.	(919,933)		(944,393)				24,460
Stock issued upon exercise of stock options	4,735	6	4,729
Tax benefit on the exercise of stock options	8,310		8,310
Dividends paid, $0.16 per share	(6,825)		(6,825)
Stock-based compensation	15,375		15,375

Balance at December 31, 2006	1,908	728	757,699		(398,564)	(259,317)	(98,638)
Adjustment to initially apply FIN 48	(4,421)				(4,421)

Adjusted balance at January 1, 2007	(2,513)	728	757,699		(402,985)	(259,317)	(98,638)
Comprehensive income:
Net income	111,999			$111,999	111,999
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $9.7 million tax provision	15,231			15,231			15,231
Net unrealized loss on hedges, net of $4.3 million tax benefit	(8,446)			(8,446)			(8,446)

Comprehensive income				$118,784

Retirement of treasury stock	—	(207)	(259,902)			260,109
Purchases of stock under stock repurchase program	(5,627)	(1)	(5,626)
Stock issued upon exercise of stock options	1,447		1,447
Tax benefit on the exercise of stock options	2,015		2,015
Dividends paid, $0.20 per share	(10,411)		(10,411)
Stock-based compensation	11,810		11,810
Other	(792)					(792)

Balance at December 31, 2007	114,713	520	497,032		(290,986)	—	(91,853)
Comprehensive income:
Net income	346,580			$346,580	346,580
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $32.3 million tax benefit	(50,961)			(50,961)			(50,961)
Net unrealized gain on hedges, net of $4.5 million tax provision	6,710			6,710			6,710

Comprehensive income				$302,329

Effects of changing the pension plan measurement date pursuant to FASB Statement No. 158:
Service cost, interest cost, and expected return on plan assets for October 1–December 31, 2007, net of $3.0 million tax benefit	(4,604)				(4,604)
Amortization of prior service cost and actuarial gain/loss for October 1–December 31, 2007, net of $0.5 million tax provision	668						668
Proceeds from public stock offering	280,464	32	280,432
Purchases of stock under stock repurchase program	(64,644)	(16)	(64,628)
Stock issued upon exercise of stock options	7,993	4	7,989
Stock issued upon conversion of convertible notes	785	1	784
Dividends paid, $0.30 per share	(16,233)		(16,233)
Stock-based compensation	10,439		10,439
Other	(1,641)		(1,641)

Balance at December 31, 2008	$630,269	$541	$714,174		$50,990	$—	$(135,436)

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$346,580	$111,999	$198,369
Loss (income) from discontinued operations	21,554	13,003	(42,072)

Income from continuing operations	368,134	125,002	156,297
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses on instalment notes receivable	21,315	13,889	9,062
Depreciation	59,772	45,559	36,764
Non-cash restructuring and impairment charges	61,459	—	1,639
Provision for (benefit from) deferred income taxes	(92,520)	(7,066)	15,242
Other	12,276	27,241	13,602
Decrease (increase) in assets, net of effect of acquisitions:
Receivables	(96,506)	9,282	(28,598)
Inventories	(34,340)	4,825	14,943
Prepaid expenses	23,878	8,021	(4,484)
Instalment notes receivable, net	31,415	(65,432)	(33,755)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	(816)	2,439	(86)
Accrued expenses	2,833	(12,832)	16,773
Accrued interest	(2,578)	(3,113)	(3,344)

Cash flows provided by operating activities	354,322	147,815	194,055

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(17,932)	(11,650)	10,500
Purchases of loans	—	(39,900)	(103,823)
Principal payments received on purchased loans	14,641	34,081	45,954
Additions to property, plant and equipment	(101,813)	(151,913)	(90,528)
Cash proceeds from sale of property, plant and equipment	8,167	3,258	4,273
Decrease (increase) in short-term investments, restricted	18,923	14,584	35,185
Other	(68)	2,717	11,159

Cash flows used in investing activities	(78,082)	(148,823)	(87,280)

FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	25,000	189,200	401,876
Payments on mortgage-backed/asset-backed notes	(358,458)	(219,793)	(392,647)
Proceeds from issuance of other debt	340,000	—	—
Retirement of other debt	(398,709)	(44,679)	(200,169)
Sale of common stock	280,464	—	168,680
Cash spun-off to Mueller Water Products, Inc.	—	—	(82,145)
Dividends paid	(16,233)	(10,411)	(6,825)
Purchases of stock under stock repurchase program	(64,644)	(5,627)	—
Other	5,172	7,209	21,242

Cash flows used in financing activities	(187,408)	(84,101)	(89,988)

Cash flows provided by (used in) continuing operations	88,832	(85,109)	16,787

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	2,695	(7,169)	50,616
Cash flows used in investing activities	(4,469)	(4,478)	(90,791)
Cash flows provided by financing activities	—	—	13,391

Cash flows used in discontinued operations	(1,774)	(11,647)	(26,784)

Net increase (decrease) in cash and cash equivalents	$87,058	$(96,756)	$(9,997)

Cash and cash equivalents at beginning of year	$30,614	$127,369	$64,405
Add: Cash and cash equivalents of discontinued operations at beginning of year	—	1	72,960
Net increase (decrease) in cash and cash equivalents	87,058	(96,756)	(9,997)
Less: Cash and cash equivalents of discontinued operations at end of year	—	—	1

Cash and cash equivalents at end of year	$117,672	$30,614	$127,369

WALTER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the years ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES:
Interest paid, net of capitalized interest	$137,871	$125,694	$148,703
Income taxes paid (refunded), net	$27,680	$54,818	$32,495
Non-Cash Investing Activities:
Acquisition of Taft in 2008 and TRI in 2007:
Fair value of assets acquired	$71,679	$26,260
Fair value of liabilities assumed	(51,579)	(14,216)
Less: Cash acquired	(3,011)	(394)

Net cash paid	$17,089	$11,650

Non-Cash Financing Activities:
One-year property insurance policy financing agreement	$13,884	$5,277
Equipment acquired with specific financing arrangements	$41,681
Non-cash conversion of Senior Subordinated Convertible Notes into common stock	$785		$174,215
Non-cash dividend to spin-off Mueller Water Products, Inc.			$944,393

The accompanying notes are an integral part of the consolidated financial statements.

 WALTER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

        Walter Industries, Inc. ("Walter"), together with its consolidated subsidiaries, ("the Company") is a diversified company that operates in five reportable segments: Natural Resources, Sloss, Financing, Homebuilding and Other, see Note 18. Through these operating segments, the Company offers a diversified line of products and services including coal and natural gas, metallurgical coke, mortgage financing and home construction. See Note 3.

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

        The Company maintains cash and cash equivalents in high quality securities with various financial institutions. Concentrations of credit risk with respect to instalment notes receivable and trade and other receivables are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of instalment notes receivable at December 31, 2008, 33%, 15%, 9%, and 6% (December 31, 2007, 33%, 15%, 9%, and 6%) are secured by homes located in the states of Texas, Mississippi, Alabama, and Florida and Louisiana (each 6%), respectively. The Company believes the potential for incurring material losses related to the concentration of these credit risks is remote.

        The Company provides insurance to homeowners primarily in the southeastern United States and, due to the concentration in this area, is subject to risk of loss due to the threat of hurricanes and other natural disasters.

Revenue Recognition

        Natural Resources—Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; delivery has occurred; and collectability is reasonably assured. Delivery is considered to have occurred at the time title and risk of loss transfers to the customer. For coal shipments via rail, delivery generally occurs when the railcar is loaded. For coal shipments via ocean vessel, delivery generally occurs when the vessel is loaded. For the Company's natural gas operations, delivery occurs when the gas has been transferred to the customer's pipeline.

        Miscellaneous income in 2008 includes interest income of $17.1 million related to a Black Lung Excise Tax refund claim. Miscellaneous income in 2006 includes $23.4 million related to the settlement of an insurance claim associated with a 2005 water ingress problem at Mine No. 5.

        Sloss—For products shipped via rail or truck, revenue is recognized when title and risk of loss transfer to the customer, generally at the point of shipment.

        Financing—Within the Financing segment, Walter Mortgage Company ("WMC") services instalment notes and mortgages originated by Jim Walter Homes ("JWH"). Through May 1, 2008, JWH offered financing to homebuyers and WMC originated and purchased loans that are secured by mortgages and liens. Subsequent to May 1, 2008, except for homes under contract as of that date, WMC will no longer purchase instalment notes from JWH or originate loans for JWH customers. References to instalment notes or mortgage instalment notes include mortgage loans offered by WMC.

        Instalment notes are initially recorded by JWH at the discounted value of the future instalment note payments using an imputed interest rate. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to customers with similar credit ratings to JWH's customers. The Company estimates this rate by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. This rate is periodically compared to rates charged by competitors and other lenders to customers of similar credit quality to validate that the methodology results in a market rate of interest. These estimates affect revenue recognition by determining the allocation of income between the amount recognized by the Homebuilding segment from the construction of the home and the amount recognized by the Financing segment over the life of the instalment note as interest income. Variations in the estimated market rate of interest used to initially record instalment notes receivable could affect the amount and timing of income recognition in each of these segments. Instalment note pay-offs received in advance of scheduled maturity (prepayments) effect the amount of interest income due to the recognition of any remaining unamortized discounts or premiums arising from the note's inception.

        The instalment notes state the maximum amount to be charged to the customer, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. Prior to 2008, in each of the years ended December 31, 2007 and 2006, WMC purchased fixed and variable rate mortgage loans and offered mortgage loans that have fixed monthly payments and repayment terms similar to instalment notes. The interest income earned by WMC is recognized using the interest method. WMC has the ability to levy costs to protect its collateral position upon default, such as attorney fees and late charges, as allowed by state law. The various legal instruments used allow for different fee structures to be charged to the customer, for example late fees and prepayment fees. These fees are recognized as revenue.

        Instalment notes are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Instalment notes are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due. Recoveries of advanced taxes and insurance related to instalment notes are recognized as income when collected.

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

        Homebuilding—The Company's Homebuilding operations primarily involve selling a home constructed for consumers on real estate owned by the consumer ("On Your Lot Sales"). Sales for cash at closing are occasionally made, however, most involve some form of seller financing. Since the real estate (land) is already owned by the customer and is not financed by the Company, these transactions represent sales of personal property financed by instalment sales contracts ("Notes"). Revenue from the construction and sale of a home is recognized upon completion of construction and legal transfer of ownership to the customer.

        Other—Generally, land sales are recognized as revenue when legal transfer of ownership to the buyer occurs, which is at closing.

Shipping and Handling

        Costs to ship products to customers are included in cost of sales and amounts billed to customers, if any, to cover shipping and handling are included in net sales.

Advertising

        The Company recognizes advertising costs as incurred in selling, general and administrative expenses in the statement of operations. The amount of advertising expense recognized in 2008, 2007 and 2006 was $2.7 million, $5.0 million and $5.2 million, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost.

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

Inventories

        Inventories are valued at the lower of cost or market. Natural Resources' coal inventory costs include labor, supplies, equipment costs, operating overhead, freight, royalties and other related costs. Coal inventories are determined using the first-in, first-out ("FIFO") method, while supplies inventory is determined using the average cost method of accounting. Homes under construction are determined using actual costs. Financing's inventory of repossessed property is recorded at its estimated fair value less estimated costs to sell, which is based on historical recovery rates and current market conditions. The valuation of coal inventories are subject to estimates due to possible gains or losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent gains and losses, primarily based on historical findings, the results of aerial surveys and periodic coal pile clean-ups. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense range from 3 to 20 years for machinery and equipment, 3 to 50 years for land improvements and buildings, and mine life for mineral interests and mine development costs. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

        Direct internal and external costs to implement computer systems and software are capitalized and are amortized over the estimated useful life of the system or software, beginning when site installations or module development is complete and ready for its intended use, which generally is 3 to 5 years.

        The Company has certain asset retirement obligations, primarily related to reclamation efforts for its Natural Resources segment. These obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is amortized over the useful life of the asset. In addition, the Company has certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of its facilities, primarily in the Sloss segment. The Company plans to operate the facilities that are subject to the asset retirement obligations for the foreseeable future and as such has not estimated a liability at December 31, 2008. The Company will recognize a liability in the period in which it is determined that the plant will not operate in the foreseeable future and information is available to reasonably estimate the liability's fair value.

        For the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest costs in the amount of $3.9 million, $10.9 million and $0.5 million, respectively. Interest capitalization increased in 2007 primarily due to Natural Resources' capital expansion projects and the recognition of $4.6 million of capitalized interest applicable to prior years' expansion projects. This amount was recorded in 2007 as the amount was determined to be immaterial to those prior years on both a quantitative basis and on a qualitative basis.

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Fair value is generally determined using market quotes, if available, or a discounted cash flow approach. There were no significant impairments of long-lived assets during the years ended December 31, 2007 and 2006. However, during the year ended December 31, 2008, the Company recorded impairment charges relating to certain long-lived assets of the Natural Resources, Homebuilding and Financing segments. See Note 4 for discussion.

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

	December 31,
	2008	2007
Undiscounted aggregated estimated claims to be paid	$43,584	$39,773
Workers' compensation liability recorded on a discounted basis	$37,592	$33,696

        The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for that year until all claims are paid. The weighted average rate used for discounting the liability at December 31, 2008 was 1.89%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.2 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.2 million.

        The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The present value of the obligation recorded by the Company using a discount factor of 6.5% both for 2008 and 2007 was $8.6 million and $8.2 million as of December 31, 2008 and 2007, respectively, and was recorded in other liabilities. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $1.2 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.5 million.

Insurance Claims (Hurricane Losses)

        Accruals for property-liability claims and claims expense are recognized when probable and reasonably estimable at amounts necessary to settle both reported and unreported claims of insured property-liability losses, based upon the facts in each case and the Company's experience with similar cases. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated, using the most current information available. The Financing segment recorded a provision of $3.9 million for claim losses as a result of damage from Hurricanes Ike and Gustav in 2008 that impacted the Company's market area. The credit of $(1.0) million in 2006 relates to a revision of the estimated claim losses for Hurricanes Katrina and Rita in 2005.

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

        To protect against the reduction in the value of forecasted cash flows resulting from sales of natural gas, the Company periodically engages in a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with natural gas derivative contracts, generally either "swaps" or "collars". The Company enters into natural gas derivatives that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on net sales and revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. Changes in the fair value of natural gas derivative agreements that are designated and effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI and recognized as miscellaneous income in the statement of operations in the same period as the underlying transactions. Changes in the fair value of natural gas hedge agreements that are not effective as hedges or are not designated as hedges are recorded immediately in the statement of operations as miscellaneous income.

        During the three years ended December 31, 2008, the Company did not hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges. In addition, the Company does not enter into derivative financial instruments for speculative or trading purposes. Derivative contracts are entered into only with counterparties that management considers credit-worthy.

        Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Stock-Based Compensation Plans

        As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" and the Securities and Exchange Commission Staff Bulletin No. 107 (collectively "SFAS 123(R)"), which requires the Company to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 1, 2006, compensation expense was not required for stock options granted to the Company's employees because all stock options granted had an intrinsic value of $0 at the date of the grant. However, compensation expense associated with restricted stock unit grants was required to be recognized over the vesting period of the grant.

        SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 1, 2006. The Company utilizes the modified prospective application method for stock options and restricted stock units granted prior to January 1, 2006, which requires the Company to record compensation expense beginning January 1, 2006 for the unvested portion of those stock awards. This compensation expense is charged to the statement of operations with a corresponding credit to capital in excess of par value and is generally recognized utilizing the graded vesting method for stock options and straight-line method for restricted stock units. The Company uses the Black- Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation.

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

NOTE 3—Discontinued Operations & Acquisitions

Planned Separation and Merger of Financing

        On September 30, 2008, the Company outlined its plans to separate its Financing business from the Company's core Natural Resources businesses through a spin-off to shareholders and subsequent merger with Hanover Capital Mortgage Holdings, Inc. ("Hanover"), a New Jersey-based real estate investment trust ("REIT"). As a step toward the completion of this plan, on February 3, 2009, the Company formed Walter Investment Management LLC ("Spinco"), a wholly owned, Delaware limited liability company, to receive the Financing business and facilitate the spin-off and merger. The subsidiaries and assets that Spinco will own at the time of the spin-off and merger include all assets of Financing except for those associated with the workers' compensation program and various other runoff insurance programs within Cardem Insurance Co., Ltd. At December 31, 2008, Financing's total assets and liabilities were $1.9 billion and $1.5 billion, respectively.

        Following the merger of Spinco with Hanover, the combined company will continue to operate as a publicly traded REIT and will be named Walter Investment Management Corporation ("Walter Investment Management"). The spin-off and merger are expected to be completed in mid 2009. After the spin-off and merger, Walter's shareholders will own approximately 95.17% of Walter Investment Management's publicly traded common stock, certain holders of options to acquire limited liability interest of Spinco outstanding immediately prior to the effective time of the merger will own 3.33%, and shareholders of Hanover will own the remaining 1.5%.

        The transaction is subject to certain closing conditions including, but not limited to, approval of the merger by Hanover's shareholders and favorable rulings from the Internal Revenue Service. Financing will continue to be reported as part of the Company's continuing operations until the date of the spin-off, at which time the historical results of Financing will be reported as discontinued operations.

Discontinued Operations

        Kodiak Mining Co.    In December 2008, the Company announced the permanent closure of the underground coal mine owned by its subsidiary, Kodiak Mining Company, LLC ("Kodiak") due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. As such, the Company has reported the results of operations, assets, liabilities and cash flows of Kodiak as discontinued operations for all periods presented. Kodiak's results were previously reported in the Natural Resources segment.

        Crestline Homes.    In 2007, the Company sold Crestline Homes, Inc. ("Crestline"). As such, the Company has reported the results of operations, assets, liabilities and cash flows of Crestline as discontinued operations for 2007 and 2006. Crestline's results were previously reported in the Homebuilding segment. The loss from discontinued operations for the year ended December 31, 2007 includes the results of operations of this business through May 30, 2007, partially offset by a modest gain on the sale of the business on that date.

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

        As a result of the spin-off, amounts previously reported in the Mueller Co., Anvil and U.S. Pipe segments (collectively, "Mueller Water") are presented as discontinued operations for 2006. The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services that support segment operations, to discontinued operations. These costs represent expenses that have historically been allocated to and recorded by these operating segments as selling, general and administrative expenses. The Company did not elect to allocate additional interest expense to discontinued operations.

        Other.    During 2006, the Company recorded a charge of $1.7 million, net of a tax benefit of $0.9 million, to recognize the effect of certain post-closing adjustments resulting from the 2003 sale of Applied Industrial Materials Corporation ("AIMCOR"). This charge, as well as other legal and consulting costs resulting from the transaction, is included as a loss from discontinued operations in the 2006 consolidated statement of operations.

        The table below presents the significant components of operating results included in income (loss) from discontinued operations (primarily Kodiak, Crestline and Mueller Water) for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	For the years ended December 31,
	2008	2007	2006
Net sales and revenues	$15,570	$13,909	$1,829,312

Income (loss) from discontinued operations before income tax expense and minority interest	$(33,571)	$(21,234)	$93,270
Income tax (expense) benefit	12,017	8,231	(40,054)
Minority interest	—	—	(11,144)

Income (loss) from discontinued operations	$(21,554)	$(13,003)	$42,072

        The assets and liabilities of Kodiak included as discontinued operations in the consolidated balance sheet as of December 31, 2008 and 2007 are shown below (in thousands).

	December 31,
	2008	2007
Current and other long-term assets	$4,745	$5,076
Property, plant and equipment, net(1)	1,922	20,572

Total assets	$6,667	$25,648

Accounts payable	$466	$142
Accrued expenses	112	22
Other long-term liabilities	750	365

Total liabilities	$1,328	$529

(1)
In 2008, a pre-tax charge of $21.3 million, primarily for the impairment of Kodiak's mining equipment and facilities, was included in the loss from discontinued operations.

Acquisitions

        Taft Coal Sales & Associates.    On September 2, 2008, the Company, through its wholly owned subsidiary United Land Corporation, acquired all of the outstanding common shares of Taft Coal Sales & Associates ("Taft") for $23.5 million which includes a cash payment of $20.1 million, including $0.3 million of acquisition costs and the assumption of $3.4 million of debt, which was immediately paid off. The fair value of assets acquired and liabilities assumed totaled $71.7 million and $51.6 million, respectively. Taft, located in Jasper, Alabama, operates a surface steam and industrial coal mine and primarily mines coal for the industrial and electric utility markets. The acquisition of Taft, included in the Natural Resources segment, expands the Company's coal production base in the southern Appalachian coal region of Alabama.

        The financial results of Taft have been included in the Company's consolidated financial statements beginning on September 2, 2008. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Fair values were determined by using the income, cost and market price valuation methods as deemed appropriate by management. The purchase price allocation, while substantially complete, is subject to future adjustments based on the resolution of certain contractual obligations and contingencies. The resolution of these items is expected to be resolved during 2009. The following table summarizes the allocation of the purchase price based on the fair value of the net assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash	$3,011
Receivables	2,370
Inventory	1,865
Other assets	547
Land	2,505
Mineral interests	44,044
Mine equipment	16,929
Buildings	408

Total assets	$71,679

Accounts payable	1,687
Other accrued expenses	8,091
Notes payable	3,363
Deferred tax liability	8,710
Unfavorable coal supply agreements	29,728

Total liabilities	51,579

Purchase price paid	$20,100

        Tuscaloosa Resources, Inc.    On August 31, 2007, the Company acquired all of the outstanding common shares of Tuscaloosa Resources, Inc. ("TRI") for $12.5 million, of which $11.7 million was paid in 2007 and the remainder was paid in 2008. TRI's debt at the date of acquisition totaled $8.5 million of which, $7.1 million was retired in 2007. TRI mines primarily low-sulfur coal for the industrial and electric utility markets and is located in Brookwood, Alabama. The acquisition of TRI, included in the Natural Resources segment, diversifies the Company's coal production base and provides an opportunity to grow the Company's domestic Natural Resources business.

        The financial results of TRI have been included in the Company's consolidated financial statements beginning on September 1, 2007. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 31, 2007. The purchase price allocation has been finalized as all adjustments based on the resolution of a working capital adjustment, certain loss contingencies and tax matters, as provided in the purchase agreement, have been resolved.

NOTE 4—Restructurings and Impairments

        Natural Resources—As previously discussed in Note 3, the Company acquired Taft in September 2008. A significant portion of the purchase price was allocated to the mineral interests, valued at $44.0 million. The initial value assigned to the mineral interests was determined using a discounted cash flow approach incorporating market-based assumptions when available. One of the significant assumptions used to determine the discounted cash flows associated with the minerals was the market price of similar coals at the date of acquisition and the future market pricing forecasts that existed as of that date. Subsequent to September 2, 2008, the market price and future forecasted market prices for similar coals dropped significantly, triggering an impairment test of the mineral interests under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of the impairment test indicated that there was an asset impairment and, as a result, the Company recorded a $32.4 million impairment charge in the 2008 fourth quarter.

        Homebuilding—In February 2008, the Company announced a restructuring of Homebuilding, resulting in the closure of 36 underperforming Jim Walter Homes sales centers. As such, the Company recorded a restructuring charge of $6.8 million in the 2008 first quarter, of which $4.3 million related to the impairment of property, plant and equipment, $1.7 million related to severance obligations due to a 25% reduction in workforce and $0.8 million related to lease obligations of closed sales centers.

        During the third quarter of 2008, Homebuilding recorded a charge of $6.5 million, of which $6.0 million related to the impairment of property, plant and equipment and $0.5 million related to additional severance obligations. As a result of continued losses in the Homebuilding segment, the Company reviewed its long-lived assets for potential impairment at September 30, 2008. Projected undiscounted cash flows generated from the operating sales centers were lower than the net book value of the model park assets at those sales centers. As a result, the estimated fair values of the model parks were compared to book values, resulting in an impairment charge of $6.0 million. The estimated fair values were determined based on Homebuilding's sales of similar assets in 2008.

        In December 2008, the Company made the decision to close Homebuilding. As a result, the Company recorded a charge of $7.4 million, of which $3.2 million related to the impairment of property, plant and equipment, $3.3 million related to severance obligations, and $0.9 million related to other asset write-downs. The asset impairment charges reflect a further decline in estimated fair values since September 30, 2008.

        Financing—During 2008, the Company recorded a charge of $10.9 million for the impairment of Financing's goodwill. As discussed in Note 3, the Company announced plans to separate its Financing segment via a spin-off to Walter shareholders and merger with Hanover. As a result of this decision, the Company analyzed goodwill for potential impairment. The fair value of the reporting unit was determined using a discounted cash flow approach which indicated that the carrying value exceeded the fair value and that the implied value of goodwill was $0. The discount rate of interest used to determine both the fair value of the reporting unit and the implied value of goodwill was a contributing factor in the determination of this impairment charge. The continued increase in perceived risk in the financial services markets resulted in a significant increase in the discount rate applied to projected future cash flows, as compared to the discount rate applied to similar analyses performed in previous periods.

        The charges as described above appear as restructuring and impairment charges in the 2008 statement of operations.

        The following table summarizes the impairment and restructuring activity for the year ended December 31, 2008 (in thousands):

	Balance at January 1, 2008	Restructuring and Impairment Charges	Cash Payments	Asset Impairments	Balance at December 31, 2008
Financing
Impairment of goodwill	$—	$10,895	$—	$(10,895)	$—
Homebuilding
Impairments of property, plant and equipment	—	13,522	—	(13,522)	—
Severance obligations	—	5,506	(1,863)	—	3,643
Writedown of other assets		864		(864)	—
Lease obligations	—	785	(636)	—	149
Natural Resourses
Impairments of mineral interests	—	32,386	—	(32,386)	—

Total	$—	$63,958	$(2,499)	$(57,667)	$3,792

        The remaining liabilities related to the restructuring are expected to be paid in 2009.

NOTE 5—Equity Award Plans

        The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the "2002 Plan"), under which an aggregate of 3.9 million shares of the Company's common stock, as restated to reflect the modification for the Mueller Water spin-off, have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.

        Under the Long-Term Incentive Stock Plan approved by stockholders in October 1995 (the "1995 Plan") and amended in September 1997, an aggregate of 6.0 million shares of the Company's common stock were reserved for the grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards. However, the 1995 Plan expired in 2005 and, therefore, no further grants will be issued under this plan.

        Under both plans (collectively, the "Equity Award Plans"), an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted.

        Under both plans, the Company may issue restricted stock units. The Company has issued restricted stock units which fully vest generally after three or seven years of continuous employment or over three years in equal annual increments. Certain of these units are subject to accelerated vesting if the stock price of the Company reaches certain pre-established targets within certain time periods after issuance.

        In connection with the spin-off of Mueller Water, and in accordance with the anti-dilution provisions contained within the Equity Award Plans, the Company modified the equity awards outstanding at December 14, 2006, the spin-off date. The modifications were structured to maintain the intrinsic value for the employee. All equity awards in the Company's stock held by employees of or employees transferring to Mueller Water were cancelled and replaced by equity awards in Mueller Water stock. Similarly, all equity awards held by employees remaining with the Company were cancelled and replaced by new equity awards with similar terms such that the intrinsic value immediately after the spin-off was the same as the intrinsic value immediately prior to the spin-off. There were no modifications to any other terms of the awards. These modifications did not yield any incremental compensation cost under SFAS 123(R).

        For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense related to equity awards of Walter Industries, Inc. in its continuing operations of approximately $9.5 million, $9.1 million, and $8.1 million, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits in the Company's continuing operations recognized in the statements of operations for share-based compensation arrangements were $3.3 million, $3.2 million, and $2.9 million for such years, respectively.

        A summary of activity related to stock options under the Equity Award Plans during the year ended December 31, 2008, including awards applicable to discontinued operations, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	1,716,277	$22.98
Granted	113,918	61.79
Exercised	(431,041)	18.58
Cancelled	(32,262)	26.11

Outstanding at December 31, 2008	1,366,892	$27.52	7.17	$2,436

Exercisable at December 31, 2008	819,101	$22.16	6.58	$2,436

        Weighted average assumptions used to determine the grant-date fair value of options granted under the Equity Award Plans were:

	For the year ended December 31,
	2008	2007	2006
Risk free interest rate	2.81%	4.72%	4.67%
Dividend yield	0.60%	0.78%	0.30%
Expected life (years)	5.10	4.29	5.20
Volatility	41.52%	34.49%	36.76%
Forfeiture rate	2.41%	3.22%	4.50%

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

        A summary of activity related to restricted stock units under the Equity Award Plans during the year ended December 31, 2008, is as follows:

	Shares	Aggregate Intrinsic Value ($000)	Weighted Average Contractual Term in Years
Outstanding at December 31, 2007	325,034
Granted	112,590
Exercised	(78,498)
Cancelled	(18,303)

Outstanding at December 31, 2008	340,823	$5,968	2.56

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2008, 2007 and 2006 were $23.86, $9.43 and $11.48, respectively. The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 were $74.69, $28.02 and $32.85, respectively. The total amount of cash received from exercise of stock options was $8.0 million, $1.4 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of stock awards exercised or converted during 2008 was $19.5 million and $4.0 million, respectively, and the total intrinsic value of stock awards exercised or converted during 2007 was $7.0 million and $26.4 million, respectively. The collective intrinsic value of stock award exercised or converted during 2006 was $26.4 million. The total fair value of shares vested during the years 2008, 2007 and 2006 were $5.9 million, $6.8 million and $2.2 million, respectively.

        Unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Equity Award Plans were approximately $8.0 million, $6.8 million and $10.9 million as of December 31, 2008, 2007 and 2006, respectively; these costs are to be recognized over a weighted average period of 1.8 years, 1.8 years and 2.3 years, respectively.

Subsidiary Equity Award

        Effective March 1, 2007, JWH Holding Company, LLC, a wholly owned subsidiary of the Company, adopted the 2007 Long-term Incentive Award Plan (the "2007 Plan") of JWH Holding Company, LLC, under which up to 20% of the JWH Holding Company, LLC interest may be awarded or granted as incentive and non-qualified stock options to eligible employees, consultants and directors.

        In 2006, the Board of Directors granted a special equity award to certain executives of the Financing and Homebuilding businesses whereby the employees received non-qualified options in JWH Holding Company, LLC to acquire the equivalent of 11.25% of the total combined designated equity of the Financing and Homebuilding businesses. The exercise price of these options was equal to the fair value at date of grant. These options vest over a three-year period and expire in ten years. As of December 31, 2008, none of the options have been forfeited or exercised. Exercisable options totaled 67% and 33% as of December 31, 2008 and 2007, respectively.

        The Company calculated the fair value of these options awards using the Black- Scholes model using the following assumptions:

Risk free interest rate	4.62%
Dividend yield	0.00%
Expected life (years)	3.0
Volatility	41.85%
Forfeiture rate	0.00%

        Compensation expense for the years ended December 31, 2008 and 2007, totaled $0.9 million and $2.6 million, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits recognized for these share based compensation arrangements in the Company's continuing operations in the statements of operations was $0.4 million in 2008 and $1.0 million in 2007 and 2006. As of December 31, 2008, there was $0.1 million of unrecognized compensation cost that is expected to be recognized in the first quarter of 2009. In conjunction with the planned spin-off of Financing and the closure of Homebuilding, these awards have been terminated by agreement in 2009, in the case of Homebuilding, and will be cancelled and replaced at the time of the spin-off, which is expected to occur in the second quarter of 2009, in the case of Financing.

Employee Stock Purchase Plan

        The Walter Industries, Inc. Employee Stock Purchase Plan was adopted in January 1996 and amended in April 2004. All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm that purchases in the open market shares of the Company's common stock for the accounts of the participants. The total number of shares that may be purchased under the plan is 3.5 million. Total shares purchased under the plan during the years ended December 31, 2008, 2007 and 2006 were approximately 38,000, 50,000 and 35,000, respectively, and the Company's contributions recognized as expense were approximately $0.2 million, $0.2 million and $0.3 million, respectively, during such years.

NOTE 6—Restricted Short-Term Investments

        Restricted short-term investments at December 31, 2008 and 2007 include (i) temporary investments, primarily in commercial paper or money market accounts, with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($49.0 million and $68.8 million, respectively) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($7.3 million and $6.4 million at December 31, 2008 and 2007, respectively).

NOTE 7—Instalment Notes Receivable and Mortgage Loans

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

        The credit terms offered by JWH and its affiliates are usually for 100% of the purchase price of the home. The buyer's ownership of the land and improvements necessary to complete the home constitute an equity investment to which the Company has access should the buyer default on payment of the instalment note obligation. The Company currently holds fixed (98%) and variable-rate (2%) instalment notes ranging from 2.13% to 13.66% annual percentage rate, without points or closing costs.

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

        After May 1, 2008, WMC no longer provides financing to new customers of JWH. See Note 12.

        Instalment notes receivable are summarized as follows (in thousands):

	December 31,
	2008	2007
Instalment notes receivable	$1,572,173	$1,616,753
Mortgage loans	216,484	234,298
Less: Allowance for losses	(18,969)	(13,992)

Instalment notes receivable, net(1)(2)(3)(4)	$1,769,688	$1,837,059

(1)
Origination costs are deferred and amortized over the life of the note portfolio. Deferred loan origination costs included in net instalment notes receivable at December 31, 2008 and 2007 were $12.7 million and $13.1 million, respectively.

(2)
At December 31, 2008 and 2007, the amount of net instalment notes receivable that had not been securitized by a long-term note was $377.9 million and $297.8 million, respectively. Of these balances, $268.7 million had been pledged as collateral against WMC's variable funding loan agreements at December 31, 2007. These variable funding loan agreements were terminated on April 30, 2008. See Note 12.

(3)
The amount of net instalment notes receivable that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $54.4 million and $43.7 million at December 31, 2008 and 2007, respectively.

(4)
At December 31, 2008 and 2007, instalment notes receivable balances are net of unearned discounts of $205.3 million and $205.4 million, respectively.

        Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Balance at beginning of year	$13,992	$13,011	$12,489
Provisions charged to income	21,315	13,889	9,062
Charge-offs, net of recoveries	(16,338)	(12,908)	(8,540)

Balance at end of year	$18,969	$13,992	$13,011

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

NOTE 8—Receivables

        Receivables are summarized as follows (in thousands):

	December 31,
	2008	2007
Trade receivables	$113,136	$60,534
Other receivables	68,806	23,218
Less: Allowance for losses	(5,341)	(2,741)

Receivables, net	$176,601	$81,011

        At December 31, 2008, other receivables includes $29.4 million relating to a Black Lung Excise Tax refund claim.

NOTE 9—Inventories

        Inventories are summarized as follows (in thousands):

	December 31,
	2008	2007
Finished goods	$45,641	$25,298
Goods in process	9,743	19,598
Raw materials and supplies	29,547	16,021
Repossessed houses held for resale	48,198	36,407

Total inventories	$133,129	$97,324

NOTE 10—Property, Plant and Equipment

        Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$56,302	$55,569
Land improvements	18,872	20,659
Mineral interests	34,069	23,781
Buildings and leasehold improvements	70,630	69,536
Mine development costs	99,400	56,274
Machinery and equipment	489,984	351,038
Construction in progress	74,570	110,080

Total	843,827	686,937
Less: Accumulated depreciation	(328,409)	(272,474)

Net	$515,418	$414,463

NOTE 11—Income Taxes

        Income tax expense (benefit) applicable to continuing operations consists of the following (in thousands):

	For the years ended December 31,
	2008			2007			2006
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,999	$(91,104)	$(88,105)	$52,820	$(8,180)	$44,640	$51,892	$8,395	$60,287
State and local	13,723	(1,416)	12,307	12,507	1,114	13,621	6,849	6,847	13,696

Total	$16,722	$(92,520)	$(75,798)	$65,327	$(7,066)	$58,261	$58,741	$15,242	$73,983

        The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Income from continuing operations before income tax expense (benefit)	$292,336	$183,263	$230,280

Tax provision (benefit) at statutory tax rate of 35%	$102,318	$64,142	$80,598
Effect of:
Worthless stock deduction	(167,002)	—	—
Excess depletion benefit	(20,837)	(12,897)	(14,667)
State and local income tax, net of federal effect	6,219	8,025	8,636
Domestic production benefits	—	(824)	(5,698)
Non-deductible debt conversion expense	—	—	6,779
Other	3,504	(185)	(1,665)

Tax expense (benefit) recognized	$(75,798)	$58,261	$73,983

        Deferred tax assets (liabilities) related to the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$7,157	$6,271
Inventories	2,761	1,598
Net operating loss/capital loss/credit carryforwards	102,093	7,122
Accrued expenses	21,722	26,310
Stock award compensation	9,660	7,577
Workers' compensation obligations	12,032	9,859
Unfavorable coal supply agreements	10,443	—
Contingent interest	26,610	25,544
Postretirement benefits other than pensions	145,016	131,522
Pension obligations	27,124	9,725

	364,618	225,528
Less: valuation allowance	—	(6,639)

Total deferred tax assets	364,618	218,889

Deferred tax liabilities:
Interest income on instalment notes	(71,287)	(86,947)
Prepaid expenses	(22,304)	(7,778)
Depreciation	(69,612)	(38,328)

Total deferred tax liabilities	(163,203)	(133,053)

Net deferred tax assets applicable to continuing operations(1)	$201,415	$85,836

(1)
Consist of $206,733 and $95,380 deferred tax assets and $5,318 and $9,544 of deferred tax liabilities at December 31, 2008 and 2007, respectively. Deferred tax liabilities are included in other liabilities.

        A summary of activity in the valuation allowance for deferred tax assets is shown below (in thousands):

	For the years ended December 31,
	2008	2007	2006
Balance at beginning of period	$6,639	$6,708	$7,128
Additions charged to tax provision	3,220	—	—
Reductions	(9,859)	(69)	(420)

Balance at end of period	$—	$6,639	$6,708

        The Company recorded a benefit of $167.0 million from a worthless stock deduction as a result of the deemed liquidation of the Company's Homebuilding business on December 31, 2008. The change in valuation allowances recorded as a component of income tax expense at December 31, 2008 consists primarily of an increase due to current year state tax benefits from losses at Homebuilding and a decrease in the NOL carryforward due to the deemed liquidation of the Homebuilding business.

        The Company has Federal net operating loss carryforwards of approximately $306.4 million that expire beginning 2028 and Alabama net operating loss carryforwards at Sloss Industries Corporation of approximately $7.8 million that would expire beginning in 2020. The Company believes that the losses will be utilized within the carryforward period due to expected profitability of operations and tax planning strategies.

        The Company files income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. The statute of limitations related to the consolidated federal income tax return is closed for the years prior to August 31, 1983 and the years ended May 31, 1997, 1998 and 1999. The state impact of any federal changes for these years remains subject to examination for a period up to five years after formal notification to the states. The Company generally remains subject to income tax in various states for prior periods ranging from three to eleven years depending on jurisdiction.

        The Internal Revenue Service ("IRS") has completed its audits of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS only issued a 30-day letter proposing tax deficiencies in the amount of $82.2 million for the years ended May 31, 2000, December 31, 2000, and December 31, 2001. The unresolved issues relate primarily to the Company's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, the Company's financial exposure is limited to interest and penalties.

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

        On January 1, 2007, as required, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of adoption, the Company recognized an increase of $4.4 million in the liability for unrecognized tax benefits with a corresponding increase to the accumulated deficit as of January 1, 2007.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2008	2007
Gross unrecognized tax benefits at beginning of year	$49,975	$53,287
Increases/(Decreases) for tax positions taken in prior years	2,597	(4,190)
Increases in tax positions for the current year	876	1,305
Increases/(Decreases) for changes in temporary differences	1,191	(427)
Decreases relating to settlements with taxing authorities	(4,978)	—

Gross unrecognized tax benefits at end of year	$49,661	$49,975

        The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate by $35.5 million at December 31, 2008. The Company recognizes interest related to unrecognized tax benefits in interest expense-other debt and penalties in selling, general and administrative expenses. For the years ended December 31, 2008, 2007 and 2006, interest expense includes $6.4 million, $9.2 million and $4.7 million, respectively, for interest accrued on the liability for unrecognized tax benefits. As of December 31, 2008, the Company had accrued interest and penalties related to the unrecognized tax benefits of $82.7 million. Due to the expected spin-off of the financing business, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by $9.6 million.

NOTE 12—Debt

        Debt consisted of the following (in thousands):

	December 31,		Weighted Average Stated Interest Rate At December 31, 2008
				Estimated Final Maturity
	2008	2007
Mortgage-Backed/Asset Backed Notes:
Trust IV Asset Backed Notes	$144,950	$171,536	8.33%	2030
Trust VI Asset Backed Notes	121,776	135,242	7.42%	2035
Trust VII Asset Backed Notes	106,874	115,126	6.34%	2036
Trust VIII Asset Backed Notes	120,506	134,235	7.79%	2038
Trust IX Variable Funding Loan	—	95,100
Trust X Asset Backed Notes	183,489	201,540	6.30%	2036
Trust XI Asset Backed Notes	167,448	179,350	5.51%	2038
Trust XIV Variable Funding Loan	—	94,100
2004-1 Trust Asset Backed Notes	160,277	173,712	6.64%	2037
2005-1 Trust Asset Backed Notes	172,921	190,122	6.15%	2040
2006-1 Trust Asset Backed Notes	194,580	216,155	6.28%	2040

	1,372,821	1,706,218

Other debt:
2005 Walter term loan(1)	138,934	218,517	3.59%	2012
2005 Walter revolving credit facility	40,000	—	2.80%	2010
Convertible senior subordinated notes(2)	—	785
Other(3)	46,451	6,558	Various	Various

	225,385	225,860

Total	$1,598,206	$1,932,078

        The Company's debt repayment schedule, excluding interest, as of December 31, 2008 is as follows (in thousands):

	Payments Due
	2009	2010	2011	2012	2013	Thereafter
2005 Walter term loan	$1,436	$1,436	$1,436	$134,626	$—	$—
2005 Walter revolving credit facility	—	40,000	—	—	—	—
Other debt	12,044	7,622	7,916	8,523	8,563	1,783

	$13,480	$49,058	$9,352	$143,149	$8,563	$1,783

(1)
In June 2008, the Company used some of the net proceeds from a stock offering to repay $77.9 million on the outstanding term loan. See note below.

(2)
In January 2008, the remaining principal balance of the Convertible Senior Subordinated Notes was converted. See note below.

(3)
This balance primarily represents a one-year property insurance financing agreement at a fixed rate of 2.99%, equipment financing agreement and capital lease obligations.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At December 31, 2008, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.4 billion and consisted of eight separate series of public debt offerings and one issue of private debt providing long-term financing for instalment notes receivable and mortgage assets purchased by WMC. Prior to April 30, 2008, Trust IX and Trust XIV were borrowers under a $150.0 million and a $200.0 million Variable Funding Loan Agreement ("warehouse facilities") providing temporary financing to WMC for its purchases of instalment notes from Homebuilding and for its mortgage loans originations. On April 30, 2008, the Company repaid all outstanding borrowings and terminated these facilities using proceeds from the amended 2005 Walter Credit Agreement. With the termination of the warehouse facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.

        Effective May 1, 2008, WMC no longer funds new originations for customers of the Homebuilding segment. However, the backlog of homes with signed contracts and those which were under construction as of May 1, 2008, will be funded by WMC. As of December 31, 2008, an estimated 20 homes remain in the backlog, representing a total of approximately $2.7 million in value, to be funded by WMC in 2009. The Company will finance these WMC instalment notes receivable with operating cash flows or funds provided by the 2005 Walter Credit Agreement.

2005 Walter Credit Agreement

        In 2005, Walter entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which included, prior to its amendment in April 2008 (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $138.9 million of which was outstanding as of December 31, 2008 with a weighted average interest rate of 3.59%, and (2) an initial $225.0 million revolving credit facility which provides for loans and letters of credit. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        On April 30, 2008, Walter amended the 2005 Walter Credit Agreement to allow an additional $250.0 million of borrowings under the revolving credit facility, thereby increasing the revolving credit facility to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate the Mid-State Trust IX and Mid-State Trust XIV mortgage warehouse facilities, which were due to mature in 2008. The amendment also increased the interest rate on the revolving credit facility and the term loan to LIBOR plus 300 basis points. The commitment fee on the unused portion of the revolving facility also increased from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended and include, but are not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in the Homebuilding and Financing businesses.

        In connection with the amendment to the 2005 Walter Credit Agreement, the Company incurred $3.9 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the revolving credit facility.

        During 2008, the Company borrowed $340.0 million under the revolving credit facility. On June 16, 2008, the Company completed an offering of shares of its common stock and received $280.5 million of net proceeds, as more fully discussed in Note 14. The net proceeds from the offering were used to repay $77.9 million on the outstanding term loan and $202.5 million on the revolving credit facility. Additional repayments on the revolving credit facility during 2008 totaled $97.5 million, leaving a balance of $40.0 million at December 31, 2008.

        Under the terms of the Company's amended 2005 Walter Credit Agreement, availability under the revolving credit facility was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. As of December 31, 2008, the Company had $58.2 million in outstanding stand-by letters of credit and $275.6 million of availability for future borrowings under the revolving credit facility.

        In connection with the repayments discussed above, the Company recognized additional amortization of $3.1 million of previously deferred financing fees. This amortization charge is included in interest expense in the 2008 statement of operations.

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

Other Debt

        In October 2008, the Company entered into a $32.3 million equipment financing arrangement for certain previously procured mining equipment. This facility requires monthly payments using a commercial mortgage style amortization, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At December 31, 2008, there was $31.9 million outstanding at an interest rate of 4.21%. In addition, in 2008, the Company entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit interest rate of 9.78%. At December 31, 2008 there was a balance remaining of $9.1 million.

Interest Rate Hedge Agreements

        Prior to their termination on April 1,2008, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million, the objective of which was to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization (the "Securitization Hedges"). At March 31, 2008, these Securitization Hedges no longer qualified for hedge accounting treatment because the Company no longer planned to access the distressed securitization market. As a result, the Company recognized a loss on interest rate hedge ineffectiveness of $17.0 million in the first quarter of 2008. On April 1, 2008, the Company settled the Securitization Hedges for a payment of $17.0 million. No similar hedges remain outstanding at December 31, 2008.

        On November 1, 2005, the Company entered into an interest rate hedge agreement with a notional value of $75.0 million. The objective of the hedge was to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company's cash flows due to changes in interest payments on its 2005 Walter Credit Agreement. The structure of the hedge was a three-year collar contract with a floor of 4.25% and a cap of 5.69%. The collar agreement called for the Company to make fixed rate payments over the term of the hedge when stated three-month LIBOR rates were below the floor and to receive payments from the counter-party when the three-month LIBOR was above the cap. In November 2008, the Company settled the interest rate hedge agreement as expected.

        On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million. The objective of the hedge is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under the equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge is a 62 month amortizing interest rate swap with a 5.59% fixed rate and fixed rate and floating rate payment dates effective February 1, 2009. It is anticipated that the hedge will be settled upon maturity and will be accounted for as a cash flow hedge. As such, changes in the fair value of the hedge that take place through the date of maturity will be recorded in accumulated other comprehensive income (loss).

        The fair value of interest rate hedges outstanding at December 31, 2008 and 2007 was $0 and a liability of $9.4 million, respectively. During 2008, 2007 and 2006, the Company recorded an unrealized gain (loss) from interest rate hedge agreements, net of tax, of $0 million, ($6.1) million and $0.2 million, respectively, in accumulated other comprehensive income (loss).

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

        The Company also provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company's postretirement benefit plans are not funded. New salaried employees have been ineligible to participate in postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for postretirement healthcare coverage. In 2006, the Company terminated benefits for certain employees of Financing and Homebuilding that had not reached a certain number of years of continuous service and/or age. Those employees are no longer eligible to earn postretirement healthcare benefits. In addition, retiree medical coverage was terminated for those retirees who are eligible for Medicare. As a result of these changes, the Company recognized a curtailment gain of $4.1 million in 2006.

        In 2006 the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires the Company to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company used a September 30 measurement date and was required to adopt this provision on December 31, 2008. Upon adoption, the Company changed its valuation measurement date to December 31, 2008. As a result of the change in valuation date during 2008, plan year 2008 consisted of fifteen months beginning October 1, 2007 and ending December 31, 2008. Plan year 2007 consisted of twelve months beginning October 1, 2006 and ending September 2007. The amounts recognized for all the Company's pension and postretirement benefit plans are as follows:

	Pension Benefits		Other Benefits
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(in thousands)
Accumulated benefit obligation	$185,207	$173,546	$369,055	$339,168

Change in projected benefit obligation:
Benefit obligation at beginning of year	$189,547	$189,443	$339,168	$334,513
Service cost	5,012	4,058	3,765	3,130
Interest cost	15,017	10,899	26,884	19,863
Amendments	15	—	—	15,445
Actuarial loss/(gain)	962	(5,254)	21,918	(15,683)
Addition of plan, Taft	—	—	2,090	—
Benefits paid	(12,263)	(9,599)	(24,643)	(18,100)
Special termination benefits	—	—	(127)	—

Benefit obligation at end of year	$198,290	$189,547	$369,055	$339,168

Change in plan assets:
Fair value of plan assets at beginning of year	$163,841	$141,478	$—	$—
Actual (loss)/gain on plan assets	(47,049)	22,970	—	—
Employer contributions	23,741	8,992	24,643	18,100
Benefits paid	(12,263)	(9,599)	(24,643)	(18,100)

Fair value of plan assets at end of year	$128,270	$163,841	$—	$—

Unfunded status of the plan	$(70,020)	$(25,706)	$(369,055)	$(339,168)
Post-measurement date contributions	N/A	624	N/A	4,134

Net amount recognized	$(70,020)	$(25,082)	$(369,055)	$(335,034)

Amounts recognized in the consolidated balance sheet:
Other liabilities	$(70,020)	$(26,274)	$—	$—
Accumulated postretirement benefits obligation	—	—	(369,055)	(335,034)
Other assets	—	1,192	—	—

Net amount recognized	$(70,020)	$(25,082)	$(369,055)	$(335,034)

Amounts recognized in accumulated other comprehensive income, pre-tax
Prior service cost (credit)	$1,795	$2,160	$2,850	$(969)
Net actuarial loss	100,222	37,143	122,139	106,573

Net amount recognized	$102,017	$39,303	$124,989	$105,604

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	For the years ended December 31,			For the years ended December 31,
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$4,010	$4,058	$3,745	$3,012	$3,130	$2,122
Interest cost	12,013	10,899	9,465	21,620	19,863	14,928
Expected return on plan assets	(14,528)	(12,237)	(11,385)	—	—	—
Amortization of prior service cost	305	415	415	(3,175)	(3,550)	(4,402)
Amortization of net loss	2,459	4,573	4,226	5,037	7,291	4,953
Curtailment gain	—	—	—	—	—	(4,061)

Net periodic benefit cost for continuing operations	$4,259	$7,708	$6,466	$26,494	$26,734	$13,540

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows (in thousands):

	December 31,
	2008	2007
Projected benefit obligation	$198,290	$164,526
Accumulated benefit obligation	185,207	148,525
Fair value of plan assets	128,270	138,253

        The estimated portion of net prior service cost and net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in 2009 are as follows (in thousands):

	Pension Benefits	Other Benefits
Prior service cost	$305	$(2,959)
Net actuarial loss	9,356	6,297

Net amount to be recognized	$9,661	$3,338

        Changes in plan assets and benefit obligations recognized in other comprehensive income as (income) loss in 2008 are as follows (in thousands):(1)

	Pension Benefits	Other Benefits	Total
Current year net actuarial loss	$66,146	$21,869	$88,015
Amortization of actuarial loss	(3,074)	(6,296)	(9,370)
Amortization of prior service cost (credit)	(380)	3,819	3,439
Amendment	15	—	15

Total	62,707	19,392	82,099
Deferred taxes	(24,208)	(7,598)	(31,806)

Total recognized in other comprehensive (income) loss, net of taxes(1)	$38,499	$11,794	$50,293

(1)
Includes the amortization of prior service cost and actuarial gain for the period beginning October 1, 2007 and ending December 31, 2007 reflecting the change in the plan measurement date pursuant to SFAS 158.

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

        A summary of key assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.50%	6.50%	5.90%	6.50%	6.50%	5.90%
Rate of compensation increase	3.70%	3.60%	3.50%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.50%	5.90%	5.40%	6.50%	5.90%	5.40%
Expected return on plan assets	8.90%	8.90%	8.90%	—	—	—
Rate of compensation increase	3.60%	3.50%	3.50%	—	—	—

	December 31,
	2008		2007		2006
	Pre-65	Post-65	Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.60%	8.40%	8.60%	9.40%	8.60%	9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014	2013	2013	2012	2012

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

        The Company's pension plans' weighted-average asset allocations at December 31, 2008 and September 30, 2007, by asset category, are as follows:

	2008	2007
Asset Category:
Equity securities	64%	70%
Debt securities	35%	29%
Other	1%	1%

Total	100%	100%

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

        As December 31, 2008 the Trust's strategic asset allocation was as follows:

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

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$3,773	$(3,045)
Effect on postretirement benefit obligation	43,495	(36,324)
Discount rate:
Effect on postretirement service and interest cost components	(178)	(35)
Effect on postretirement benefit obligation	(40,206)	46,669
Effect on current year postretirement benefits expense	(3,068)	3,371
Effect on pension service and interest cost components	27	(95)
Effect on pension benefit obligation	(18,473)	22,032
Effect on current year pension expense	(1,914)	2,220
Expected return on plan assets:
Effect on current year pension expense	(1,271)	1,271
Rate of compensation increase:
Effect on pension service and interest cost components	410	(372)
Effect on pension benefit obligation	3,230	(2,983)
Effect on current year pension expense	767	(703)

        The Company's minimum pension plan funding requirement for 2009 is $10.3 million, which the Company expects to fully fund. The Company also expects to pay $19.3 million in 2009 for benefits related to its other postretirement healthcare plan. The following estimated benefit payments from the plans, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy	Medicare Part D Subsidy
2009	$13,455	$20,613	$1,303
2010	15,299	22,480	1,379
2011	12,613	23,341	1,449
2012	13,399	25,481	1,472
2013	14,100	26,675	1,503
Years 2014 - 2018	80,310	148,376	7,589

        The Company and certain of its subsidiaries maintain profit sharing and 401(k) plans. The total cost of these plans in 2008, 2007 and 2006 was $2.1 million, $2.4 million and $2.4 million, respectively.

UMWA Pension and Benefit Trusts

        The Company is required under the agreement with the UMWA to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The Employee Retirement Income Security Act of 1974 ("ERISA"), as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The Company does not have any intention to withdraw from the plan; however, through July 1, 2009, the calculation of the Company's combined withdrawal liability amounts to $204.3 million.

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

        Contributions to these plans in 2008, 2007 and 2006 were $13.0 million, $10.4 million and $2.2 million, respectively. The increase in the 2007 multi-employer benefits expense compared to 2006 is primarily due to an increase in the hourly rate of funding resulting from the new agreement with the UMWA effective January 1, 2007.

NOTE 14—Stockholders' Equity

        On June 16, 2008, the Company completed a public offering of 3,220,000 shares of its common stock at a price of $90.75 per share. The Company received $280.5 million of net proceeds from this offering, after deducting underwriting discounts and offering expenses. The Company used the net proceeds from this offering to repay $280.4 million of the borrowings outstanding under the Company's 2005 Walter Credit Agreement. See Note 12.

        On July 31, 2008, the Board of Directors approved an increase in the Company's regular quarterly dividend rate from $0.05 per common share to $0.10 per common share.

        On August 13, 2007, the Company's Board of Directors authorized a $25.0 million Common Stock Open Market share buyback program to replace the July 21, 2003 authorized program. During 2007, the Company acquired 232,753 shares. During 2008, the Company repurchased 354,256 shares under its $25.0 million share repurchase program, thereby fulfilling the program's authorized allotment. On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program, which is intended to replace the previously authorized $25.0 million share repurchase program. Through December 31, 2008, the Company has repurchased 1,276,743 shares for $45.2 million under this program. On December 31, 2008, the Company announced that its Board of Directors had authorized a $50.0 million expansion of the Company's share repurchase program. The new program began on January 1, 2009 and purchases will be based on liquidity and market conditions. Through February 27, 2009, 1,371,756 shares for $27.9 million have been repurchased under this program.

NOTE 15—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands, except per share data):

	For the years ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$368,134	$368,134	$125,002	$125,002	$156,297	$156,297
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	—	—	19	—	3,385

	$368,134	$368,134	$125,002	$125,021	$156,297	$159,682

Income (loss) from discontinued operations	$(21,554)	$(21,554)	$(13,003)	$(13,003)	$42,072	$42,072

Denominator:
Average number of common shares outstanding	53,791	53,791	52,016	52,016	44,030	44,030
Effect of dilutive securities:
Stock options(b)	—	794	—	390	—	642
3.75% convertible senior subordinated notes(a)	—	—	—	84	—	7,406

	53,791	54,585	52,016	52,490	44,030	52,078

Income from continuing operations	$6.84	$6.74	$2.40	$2.38	$3.55	$3.07
Income (loss) from discontinued operations	(0.40)	(0.39)	(0.25)	(0.25)	0.96	0.80

Net income (loss) per share	$6.44	$6.35	$2.15	$2.13	$4.51	$3.87

(a)
The numerator represents the weighted-average interest, net of tax, and the denominator represents the weighted-average shares issuable upon conversion related to the Company's 3.75% contingent convertible senior subordinated notes.

(b)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the years ended December 31, 2008, 2007, and 2006 totaling 87,673, 613,128, and 408,238, respectively, were excluded because their effect would have been anti-dilutive.

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

        Sloss and Walter Industries, Inc. have received a letter from attorneys purporting to represent a group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance and trespass. The allegations against Sloss relate to air emissions from its coking facility. Walter is named in this litigation because of its ownership interest in Sloss. The Company has reached an agreement for the settlement of these allegations. As a result, the Company recognized a charge of $2.4 million in 2008, which is included in selling, general and administrative expenses in the statement of operations.

        Sloss Industries entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantially complete. At the end of 2004, the EPA re-directed Sloss' RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Sloss implemented the approved EI Sampling Plan in April 2005. The EPA approved/finalized the EI determinations for Sloss' Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Sloss has responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III Plan. However, additional requests by EPA expanded the scope of the project which required additional sampling and testing.

        The Company has incurred costs to investigate the presence of contamination at the Sloss site and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations. In conjunction with the Phase III work plan, the Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. At December 31, 2008, the Company has accrued an amount that is probable and reasonably estimatable for the costs to be incurred to identify necessary remediation actions and establish a remediation plan. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate liabilities defined by the Phase III analysis, the amount of these costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Sloss site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

Purchase and Lease Obligations

        The Company accounts for leases in accordance with SFAS 13, "Accounting for Leases," which includes guidance for evaluating free rent periods, amortization period of leasehold improvements and incentives related to leasehold improvements. The Company's leases are primarily for mining equipment, automobiles and office space. Purchase obligations primarily represent commitments to purchase equipment and raw materials.

        Rent expense was $9.1 million, $13.9 million, and $11.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum payments under non-cancelable capitalized and operating leases and purchase obligations as of December 31, 2008 are (in thousands):

	Capitalized Leases	Operating Leases	Purchase Obligations
2009	$3,000	$8,191	$47,320
2010	2,671	5,999	11,529
2011	2,400	2,832	11,529
2012	2,400	1,140	11,529
2013	1,790	264	8,599
Thereafter	—	54	—

Total	12,261	18,480	90,506

Less: amount representing interest and other executory costs	(2,360)

Present value of minimum lease payments	$9,901

NOTE 17—Financial Instruments

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value disclosures:

        Cash and cash equivalents, restricted short-term investments, receivables and accounts payable.—The carrying amounts reported in the balance sheet approximate fair value.

        Instalment notes receivable—Instalment notes receivable at December 31, 2008 and 2007 in the amounts of $1.8 billion and $1.8 billion, respectively, are carried at cost. The estimated fair value of the instalment notes receivable is estimated to be $1.5 billion and $1.9 billion as of December 31, 2008 and 2007, respectively. This value represents the estimated fair value of the instalment notes receivable, as determined by discounting the net cash flows estimated to be generated from the instalment notes receivable. The discounted cash flows were determined using assumptions for the prepayment speeds, default rates, losses and a risk-adjusted market discount rate. The value of mortgage-backed assets such as instalment notes receivable is very sensitive to changes in interest rates.

        Debt—Mortgage-backed/asset backed notes in the amount of $1.4 billion and $1.7 billon at December 31, 2008 and 2007, respectively, are carried at cost. The estimated fair value of mortgage-backed/asset-backed notes is approximately $1.1 billion and $1.6 billion for the period ended December 31, 2008 and 2007, respectively. For 2008, this value represents the estimated fair value of the mortgage-backed/asset backed notes, as determined by discounting the net cash outflows estimated to be used to repay the debt. For 2007 this value is based on current yields for comparable debt issues or prices for actual transactions. During 2008, a discounted cash flow approach was used to determine fair value since data for market trades of comparable transactions were unavailable. These obligations are expected to be satisfied using the proceeds from the instalment notes receivable that back these obligations and are non-recourse to the Company. The value of mortgage- backed debt obligations is very sensitive to changes in interest rates. In addition, the fair value of the mortgage-backed/asset-backed notes may decrease if default rates on the instalment notes receivable increase.

        The Company's term loan in the amount of $138.9 million and $218.5 million at December 31, 2008 and 2007, respectively, is carried at cost. The estimated fair value of the Company's term loan was $104.2 million and $210.0 million at December 31, 2008 and 2007, respectively based on similar transactions and yields in an active market for similarly rated debt.

        The estimated fair value of the Company's 3.75% convertible senior subordinated notes due May 1, 2024 was estimated based on several standard market variables including the Company's common stock price, its volatility and yields on comparable debt. The estimated fair value of the Company's convertible notes was $0.0 and $3.1 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, all convertible senior subordinated notes had been converted to shares of the Company's common stock.

        The Company's revolving credit facility of $40.0 million and $0.0 at December 31, 2008 and 2007, respectively, is carried at cost. The estimated fair value of the revolver debt at December 31, 2008 was $28.4 million based on similar transactions and yields in an active market for similarly rated companies.

        The Company's equipment financing debt was entered into during 2008 and has a balance (carried at cost) of $31.9 million at December 31, 2008. The estimated fair value of this equipment financing debt as of December 31, 2008 is $23.9 million based on comparable equipment financing transactions that similarly rated companies entered into at that date.

        Commodity hedges—At December 31, 2008, the Company had two contracts outstanding: one to hedge 0.3 mmbtus of natural gas or 17% of anticipated sales for the first quarter of 2009 at a price of $9.27 per mmbtu and another to hedge 0.2 mmbtus of natural gas or 11% of anticipated sales for the first quarter of 2009 at a price of $8.75 per mmbtu. The fair value of the unsettled commodity hedges at December 31, 2008 was an asset of $2.2 million and was recognized in accumulated other comprehensive income. At December 31, 2007, the Company had two contracts outstanding: one to hedge 0.3 mmbtus or 17% of anticipated sales for the first quarter of 2008 at a price of $8.76 per mmbtu and another to hedge 0.5 mmbtus or 25% of anticipated sales for the first quarter of 2008 at a price of $8.60 per mmbtu. The fair value of these contracts at December 31, 2007 was an asset of $0.9 million and was recognized immediately in income instead of deferred into the first quarter of 2008.

        The net change in the unrealized gain on the commodity cash flow hedges was $1.3 million, net of taxes of $0.9 million and realized losses recognized in net income was $2.5 million, net of taxes of $1.7 million, for the year ended December 31, 2008. In 2007, all gains and losses on the commodity cash flow hedges were recognized in net income and totaled $5.3 million, net of taxes of $3.4 million.

        The natural gas hedge agreements are valued using quoted dealer prices for similar contracts in active over-the-counter markets (Level 2 criteria). The Company measures these financial instruments at fair value on a recurring basis. The following table summarizes the fair value of these financial instruments at December 31, 2008 by type of inputs used (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Natural gas hedge agreements	$2,212	$—	$2,212	$—

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

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2008	2007	2006
Sales and revenues:
Natural Resources	$988,385	$638,861	$686,925
Sloss	206,230	134,918	133,033

Natural Resources and Sloss	1,194,615	773,779	819,958
Financing	202,702	219,736	219,551
Homebuilding	118,541	245,948	242,729

Financing and Homebuilding Group	321,243	465,684	462,280
Other	3,968	6,366	4,773
Consolidating eliminations and intersegment activity(a)	(32,756)	(6,008)	(14,103)

Net sales and revenues(b)	$1,487,070	$1,239,821	$1,272,908

Segment operating income (loss)(c)(d):
Natural Resources	$321,781	$165,802	$258,765
Sloss	60,672	11,861	8,071

Natural Resources and Sloss	382,453	177,663	266,836
Financing(e)	10,986	49,589	53,987
Homebuilding	(43,925)	(5,265)	(10,800)

Financing and Homebuilding Group	(32,939)	44,324	43,187
Other	(29,803)	(17,262)	(21,719)
Consolidating eliminations and intersegment activity	(1,152)	(2,632)	(645)

Segment operating income (loss)	318,559	202,093	287,659
Less other debt interest and debt conversion costs	(26,223)	(18,830)	(57,379)

Income (loss) from continuing operations before income tax expense	292,336	183,263	230,280
Income tax benefit (expense)	75,798	(58,261)	(73,983)

Income from continuing operations	$368,134	$125,002	$156,297

Depreciation:
Natural Resources	$51,476	$34,377	$25,937
Sloss	4,152	3,822	3,623

Natural Resources and Sloss	55,628	38,199	29,560
Financing	416	1,174	1,387
Homebuilding	2,814	5,151	4,483

Financing and Homebuilding Group	3,230	6,325	5,870
Other	914	1,035	1,334

Total	$59,772	$45,559	$36,764

Capital expenditures:
Natural Resources	$134,415	$140,210	$77,179
Sloss	6,904	7,019	7,761

Natural Resources and Sloss	141,319	147,229	84,940
Financing	217	156	295
Homebuilding	1,650	4,200	4,813

Financing and Homebuilding Group	1,867	4,356	5,108
Other	308	328	480

Total	$143,494	$151,913	$90,528

	For the years ended December 31,
	2008	2007	2006
Identifiable assets:
Natural Resources	$785,104	$604,874	$574,880
Sloss	69,916	58,270	57,686

Natural Resources and Sloss	855,020	663,144	632,566
Financing	1,897,531	1,973,340	1,940,103
Homebuilding	26,213	64,748	71,388

Financing and Homebuilding Group	1,923,744	2,038,088	2,011,491
Other	282,562	40,401	5,706
Assets of discontinued operations	6,667	25,648	34,352

Total	$3,067,993	$2,767,281	$2,684,115

(a)
Included in consolidating eliminations are inter-segment sales of $31.1 million during the year ended December 31, 2008 between Natural Resources and Sloss, inter-segment sales of $1.6 million, $3.2 million and $3.9 million during the years ended December 31, 2008, 2007 and 2006, respectively, between Financing and Other and inter-segment sales of $0.7 during the year ended December 31, 2006 between Financing and Natural Resources.

(b)
Export sales were $781.2 million, $531.7 million and $551.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. Based on location of customer, export sales to Brazil were 18.7% and 14.2% of consolidated net sales and revenues for the year ended December 31, 2008 and 2006, respectively. Export sales to any single geographic area, based on location of customer, did not exceed 10% of consolidated sales and revenues for the year ended December 31, 2007.

(c)
Segment operating income (loss) amounts include amortization of intangibles. The Company recorded approximately $1.0 million, $1.9 million and $2.4 million of amortization expense related to the Financing segment for the years ended December 31, 2008, 2007 and 2006, respectively.

(d)
Segment operating income (loss) amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits (income) expense is as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Natural Resources	$29,128	$29,584	$19,764
Sloss	(645)	(864)	(680)
Financing	(456)	(424)	(1,544)
Homebuilding	(607)	(592)	(3,224)
Other	(926)	(970)	(776)

	$26,494	$26,734	$13,540

(e)
Operating income amounts for the Financing segment include interest expense on the mortgage-backed/asset-backed notes of $102.1 million, $119.1 million and $118.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 19—Related Party Transactions

        The Company owns a 50% interest in the joint venture Black Warrior Methane ("BWM"), which is accounted for under the proportionate consolidation method. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM. The Company also supplies labor and equipment to BWM and charges the joint venture for such costs on a monthly basis. These charges for 2008, 2007 and 2006 were $2.0 million, $2.1 million and $2.1 million, respectively.

NOTE 20—Accounting Pronouncements Not Yet Adopted

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," that amends ARB 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company does not expect the adoption of this statement, which becomes effective January 1, 2009, to have a material effect on its consolidated financial statements.

        Also in December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," a replacement of SFAS No. 141, "Business Combinations." The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures the goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company can not determine what impact the adoption of this requirement, which becomes effective January 1, 2009, will have on its consolidated financial statements with respect to future acquisitions.

 EXHIBIT INDEX

Exhibit Number		Description
2(a)(i)	—	Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, dated as of December 9, 1994 (1)
2(a)(ii)	—	Modification to the Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (2)
2(a)(iii)	—	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Industries, Inc. and certain of its subsidiaries, as modified (3)
3.1	—	Amended and Restated Certificate of Incorporation of the Company (4)
3.2	—	Amended and Restated By-Laws (5)
4	—	Form of Specimen Certificate for Registrant's Common Stock (incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 filed by the Registrant (No. 033-59013) (6)
4.1	—

Rights Agreement, dated as of November 21, 2008, between Walter Industries, Inc. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights as Exhibit B (5)

10.1*	—	Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Company and the Indemnitee parties thereto (7)
10.2*	—	Amended and Restated Executive Change-in-Control Severance Agreement—form of
10.3*	—	Walter Industries Executive Deferred Compensation and Supplemental Retirement Plan (8)
10.4*	—	Amended and Restated Walter Industries, Inc. Directors' Deferred Fee Plan
10.5*	—	Amended and Restated Walter Industries, Inc. Supplemental Pension Plan
10.6*	—	Walter Industries, Inc. Executive Incentive Plan (10)
10.6.1*	—	First Amendment to the Walter Industries, Inc. Executive Incentive Plan
10.7*	—	Amended 1995 Long-Term Incentive Stock Plan of Walter Industries, Inc. (11)
10.7.1*	—	Amendment to Amended 1995 Long-Term Incentive Stock Plan of Walter Industries, Inc.
10.8*	—	Amended and Restated 2002 Long-Term Incentive Award Plan of Walter Industries, Inc.
10.9*	—	Form of Restricted Stock Unit Award Agreement
10.10*	—	Form of Non-Qualified Stock Option Agreement
10.11*	—	Walter Industries, Inc. Amended and Restated Employee Stock Purchase Plan (13)

Exhibit Number		Description
10.12	—

Walter Credit Agreement dated as of October 3, 2005 among Walter Industries, Inc. as borrower, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc, as Syndication Agent and SunTrust Bank, BNP Paribas and Calyon New York Branch, as co-documentation agents and the other lenders named therein (14)

10.12.1	—	Amendment No. 1 to Walter Credit Agreement dated as of January 24, 2006 (15)
10.12.2	—	Amendment No. 2 to Walter Credit Agreement dated as of February 14, 2006 (16)
10.12.3	—	Amendment No. 3 to Walter Credit Agreement dated as of September 14, 2006 (17)
10.12.4	—	Amendment No. 4 to Walter Credit Agreement dated as of October 9, 2007 (18)
10.12.5	—	Amendment No. 5 to Walter Credit Agreement dated as of April 30, 2008 (9)
10.15*	—	Agreement dated as of August 1, 2006, between the Company and Victor P. Patrick (19)
10.15.1*	—	Amendment dated as of December 22 2008, between the Company and Victor P. Patrick
10.16*	—	Agreement, dated as of May 9, 2008, between the Company and Joseph J. Troy (12)
10.17*	—	Agreement dated March 13, 2006, between the Company and George R. Richmond (20)
10.17.1*	—	Amendment dated as of December 22, 2008, between the Company and George R. Richmond
10.18*	—	Agreement dated as of December 23, 2008, between JWH Holding Company, LLC and Mark J. O'Brien (21)
10.19*	—	Agreement dated as of December 23, 2008, between JWH Holding Company, LLC and Charles E. Cauthen (21)
10.20*	—	JWH Holding Company, LLC Economic Profit Plan Document (17)
10.21*	—	Amended and Restated 2007 Long-Term Incentive Award Plan of JWH Holding Company, LLC
10.22*	—	JWH Holding Company, LLC Option Agreement (22)
10.23*	—	Walter Industries, Inc. Involuntary Severance Benefit Plan
10.23.1*	—	First Amendment to the Walter Industries, Inc. Involuntary Severance Benefit Plan
21	—	Subsidiaries of the Company
23.1	—	Consent of Ernst & Young LLP
23.2	—	Consent of PricewaterhouseCoopers LLP
24	—	Power of Attorney

Exhibit Number		Description
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer and Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer and Chief Financial Officer

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

(5)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on November 24, 2008.

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

(9)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on May 2, 2008.

(10)
This Exhibit is incorporated by reference to the Company's Proxy Statement, dated March 31, 2006, filed by the Company with the Commission on March 31, 2006.

(11)
This Exhibit is incorporated by reference to the Company's Proxy Statement, dated August 12, 1997, filed by the Company with the Commission on August 12, 1997.

(12)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on May 9, 2008.

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

(18)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on October 15, 2007.

(19)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on August 7, 2006.

(20)
This Exhibit is incorporated by reference to Form 10-K filed by the Company with the Commission on March 16, 2006.

(21)
This Exhibit is incorporated by reference to Form 8-K filed by the Company with the Commission on December 30, 2008.

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
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Certified Public Accounting Firm
Report of Independent Registered Certified Public Accounting Firm
Report of Independent Registered Certified Public Accounting Firm
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE YEARS ENDED DECEMBER 31, 2008 (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
WALTER INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX