Form 10-Q
period 2009-03-31
Walter Energy, Inc.
filed 2009-05-08
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER ENERGY, INC.

Incorporated in Delaware	13-3429953 IRS Employer Identification No.
4211 W. Boy Scout Boulevard, Tampa, Florida	33607
(813) 871-4811 Telephone Number

Walter Industries, Inc.
(Former Name or Former Address, if Changed from Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one): Yes ☐    No ☒

        Number of shares of common stock outstanding as of April 30, 2009: 52,862,524

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$92,984	$117,672
Short-term investments, restricted	51,539	56,275
Instalment notes receivable, net of allowance of $18,482 and $18,969, respectively	1,734,873	1,769,688
Receivables, net	190,418	176,601
Inventories	158,331	133,129
Prepaid expenses	23,022	26,418
Property, plant and equipment, net	531,724	515,418
Deferred income taxes	182,390	206,733
Other assets	60,494	59,392
Assets of discontinued operations	7,455	6,667

	$3,033,230	$3,067,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$63,481	$72,801
Accrued expenses	66,699	91,213
Accrued interest	11,114	11,362
Debt:
Mortgage-backed/asset-backed notes	1,345,160	1,372,821
Other debt	208,505	225,385
Accumulated postretirement benefits obligation	369,413	369,055
Other liabilities	294,037	293,759
Liabilities of discontinued operations	1,553	1,328

Total liabilities	2,359,962	2,437,724

Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—52,862,524 and 54,143,958 shares, respectively	529	541
Capital in excess of par value	688,802	714,174
Retained earnings	118,766	50,990
Accumulated other comprehensive income (loss):
Pension and other post-retirement benefit plans, net of tax	(135,509)	(137,364)
Unrealized gain on hedges, net of tax	680	1,928

Total stockholders' equity	673,268	630,269

	$3,033,230	$3,067,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,
	2009	2008
Net sales and revenues:
Net sales	$289,764	$240,104
Interest income on instalment notes	45,385	48,710
Miscellaneous income	7,806	3,786

	342,955	292,600

Costs and expenses:
Cost of sales (exclusive of depreciation)	149,494	167,647
Depreciation	17,811	13,482
Selling, general and administrative	31,197	37,748
Provision for losses on instalment notes	4,357	4,325
Postretirement benefits	7,527	6,592
Interest expense—mortgage-backed/asset-backed notes	23,089	28,308
Interest rate hedge ineffectiveness	—	16,981
Amortization of intangibles	315	365
Restructuring and impairment charges	1,072	6,770

	234,862	282,218

Operating income	108,093	10,382
Interest expense—other debt	(4,806)	(5,714)
Interest expense—other	275	181

Income from continuing operations before income tax expense	103,562	4,849
Income tax expense	28,844	1,677

Income from continuing operations	74,718	3,172
Loss from discontinued operations	(1,615)	(2,673)

Net income	$73,103	$499

Basic income (loss) per share:
Income from continuing operations	$1.40	$0.06
Loss from discontinued operations	(0.03)	(0.05)

Net income	$1.37	$0.01

Diluted income (loss) per share:
Income from continuing operations	$1.39	$0.06
Loss from discontinued operations	(0.03)	(0.05)

Net income	$1.36	$0.01

Dividends declared per common share	$0.10	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$630,269	$541	$714,174		$50,990	$(135,436)
Comprehensive income:
Net income	73,103			$73,103	73,103
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans	1,855			1,855		1,855
Change in unrealized gain (loss) on hedges	(1,248)			(1,248)		(1,248)

Comprehensive income				$73,710

Purchases of stock under stock repurchase programs	(27,963)	(13)	(27,950)
Dividends paid, $0.10 per share	(5,327)				(5,327)
Stock-based compensation	2,145		2,145
Other	434	1	433

Balance at March 31, 2009	$673,268	$529	$688,802		$118,766	$(134,829)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31
	2009	2008
OPERATING ACTIVITIES
Net income	$73,103	$499
Loss from discontinued operations	1,615	2,673

Income from continuing operations	74,718	3,172
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses on instalment notes receivable	4,357	4,325
Depreciation	17,811	13,482
Non-cash loss from ineffective hedges	—	16,981
Other	8,341	11,122
Decrease (increase) in assets:
Receivables	(13,869)	(8,462)
Inventories	(25,202)	(16,611)
Prepaid expenses	4,322	(6,810)
Instalment notes receivable	28,145	(1,177)
Increase (decrease) in liabilities:
Accounts payable	(9,320)	1,992
Accrued expenses	(4,227)	(13,755)
Accrued interest	(248)	(478)

Cash flows provided by operating activities	84,828	3,781

INVESTING ACTIVITIES
Principal payments received on purchased loans	2,313	4,071
Decrease in short-term investments, restricted	4,736	2,389
Additions to property, plant and equipment	(36,976)	(23,125)
Other	710	(444)

Cash flows used in investing activities	(29,217)	(17,109)

FINANCING ACTIVITIES
Issuance of mortgage-backed/asset-backed notes	—	25,000
Payments on mortgage-backed/asset-backed notes	(27,673)	(41,290)
Proceeds from issuance of other debt	—	30,000
Retirements of other debt	(16,880)	(3,856)
Dividends paid	(5,327)	(2,605)
Purchases of stock under stock repurchase program	(27,963)	(363)
Other	(278)	4,319

Cash flows (used in) provided by financing activities	(78,121)	11,205

Cash flows used in continuing operations	(22,510)	(2,123)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows used in operating activities	(2,095)	(1,762)
Cash flows used in investing activities	(83)	(335)

Cash flows used in discontinued operations	(2,178)	(2,097)

Net decrease in cash and cash equivalents	$(24,688)	$(4,220)

Cash and cash equivalents at beginning of period	$117,672	$30,614
Net decrease in cash and cash equivalents	(24,688)	(4,220)

Cash and cash equivalents at end of period	$92,984	$26,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 1—Basis of Presentation

        On April 23, 2009, Walter Industries, Inc. changed its name to Walter Energy, Inc. ("Walter"). Walter, together with its consolidated subsidiaries ("the Company"), is a leading U.S. producer and exporter of premium metallurgical coal for the global steel industry (Underground Mining), operates surface mines for the steam coal and industrial coal markets (Surface Mining) and produces metallurgical coke (Sloss). In December 2008, the Company announced the closure of its Homebuilding segment. On April 17, 2009, the Company spun off its Financing segment. These segments are expected to qualify for discontinued operations treatment in the second quarter of 2009. See Note 2. These actions have completed the transformation of Walter Industries, Inc. from a diversified corporation to a pure play natural resources and energy company, now renamed Walter Energy, Inc.

        Prior to the first quarter of 2009, the Company's underground and surface coal mining operations were reported together as the Natural Resources segment. Beginning with the first quarter of 2009, the Company has revised its reporting segments to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes the Company's underground metallurgical coal operations from the No. 4 and No. 7 mines and its natural gas operations. Surface Mining includes the Company's surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates ("Taft") as well as the United Land Corporation results. See Note 12 for segment information.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note 2—Dispositions

Closure of Homebuilding and Separation and Merger of Financing

        In December 2008, the Company decided to close its Homebuilding business. The Company continues the process of liquidating this business and expects that homes under committed contracts will be substantially complete by the end of the second quarter of 2009. See also Note 3 for a discussion of charges taken due to this decision.

        On April 17, 2009, the Company completed the spin-off of its Financing business and the merger of that business with Hanover Capital Mortgage Holdings, Inc. to create Walter Investment Management Corporation ("Walter Investment Management"), which will operate as a publicly traded real estate investment trust. The subsidiaries and assets that Walter Investment Management owned at the time of the spin-off included all assets of the Financing business except for those associated with the workers' compensation program and various other runoff insurance programs within Cardem Insurance Co., Ltd.

        As noted above, the Company expects to classify the historical results of operations of the Financing and Homebuilding segments as discontinued operations by the end of the second quarter.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 2—Dispositions (Continued)

The following Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2009 is prepared as if the spin-off of the Financing segment and the closure of the Homebuilding segment occurred as of March 31, 2009.

WALTER ENERGY, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2009

(IN THOUSANDS)

	Historical	Discontinued Operations Adjustments(1)	Pro Forma Continuing Operations
ASSETS
Cash and cash equivalents	$92,984	$(5,543)	$87,441
Short-term investments, restricted	51,539	(49,447)	2,092
Instalment notes receivable, net	1,734,873	(1,734,873)	—
Receivables, net	190,418	(8,947)	181,471
Inventories	158,331	(59,404)	98,927
Prepaid expenses	23,022	(4,050)	18,972
Property, plant and equipment, net	531,724	(10,586)	521,138
Deferred income taxes	182,390	65,788	248,178
Other assets	60,494	(23,257)	37,237
Assets of discontinued operations	7,455	28,539	35,994

	$3,033,230	$(1,801,780)	$1,231,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$63,481	$(1,742)	$61,739
Accrued expenses	66,699	(19,862)	46,837
Accrued interest	11,114	(9,464)	1,650
Debt:
Mortgage-backed/asset-backed notes	1,345,160	(1,345,160)	—
Other debt	208,505	—	208,505
Accumulated postretirement benefits obligation	369,413	(1,000)	368,413
Other liabilities	294,037	(15,052)	278,985
Liabilities of discontinued operations	1,553	8,464	10,017

Total liabilities	2,359,962	(1,383,816)	976,146
Stockholders' equity	673,268	(417,964)	255,304

	$3,033,230	$(1,801,780)	$1,231,450

(1)
Reflects the elimination of the assets, liabilities and accumulated other comprehensive income amounts associated with the Financing and Homebuilding segments from continuing operations as

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 2—Dispositions (Continued)

  if the spin-off of the Financing segment and the closure of the Homebuilding segment occurred as of March 31, 2009 and is presented for illustrative and informational purposes only.

Discontinued Operations

        Kodiak Mining Co. and Crestline Homes, Inc.    In December 2008, the Company announced the permanent closure of the underground coal mine operations owned by Kodiak Mining Company, LLC ("Kodiak"), the controlling interest of which is held by United Land Corporation, due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. As such, the Company has reported the results of operations, assets, liabilities and cash flows of Kodiak as discontinued operations for all periods presented. Kodiak's results were previously reported in the Natural Resources segment (which is now separated into Underground Mining and Surface Mining operations). Additionally, discontinued operations for the quarter ended March 31, 2009 includes a charge of $0.7 million, net of tax, related to the resolution of a legal matter for Crestline Homes, Inc., which was sold in May 2007.

        The table below presents the significant components of operating results included in the loss from discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	For the three months ended March 31,
	2009	2008
Net sales and revenues	$3	$2,909

Loss from discontinued operations before income tax benefit	$(2,590)	$(4,088)
Income tax benefit	975	1,415

Loss from discontinued operations	$(1,615)	$(2,673)

        The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services which supported segment operations, to discontinued operations. These costs represent expenses that have historically been allocated to and recorded by the Company's operating segments as selling, general & administrative expenses. The Company did not elect to allocate interest expense to discontinued operations.

Note 3—Restructuring

        In 2008, the Company took several restructuring actions related to Homebuilding, but ultimately made the decision to close this business. As a result, the Company recognized charges in 2008 to accrue severance and lease obligations totaling $5.5 million and $0.8 million, respectively. Of that amount, $3.8 million had not been paid as of December 31, 2008. During the first quarter of 2009, the Company recorded a charge of $1.1 million for additional severance payments provided to employees related to the Homebuilding closure. This charge appears in the caption "restructuring and impairment charges" in the 2009 statement of income.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 3—Restructuring (Continued)

        The following table summarizes restructuring activity for the three months ended March 31, 2009 (in thousands):

	Balance at January 1, 2009	Restructuring Charges	Cash Payments	Balance at March 31, 2009
Homebuilding
Accrued severance obligations	$3,643	$1,072	$(1,430)	$3,285
Accrued lease obligations	149	—	(124)	25

Total	$3,792	$1,072	$(1,554)	$3,310

        These liabilities accrued at March 31, 2009 are expected to be paid in 2009.

Note 4—Restricted Short-Term Investments

        Restricted short-term investments at March 31, 2009 and December 31, 2008 include (i) temporary investments, primarily in commercial paper or money market accounts, with maturities less than 90 days from collections on instalment notes receivable owned by various Mid-State Trusts (the "Trusts") ($49.0 million as of both periods presented) which are available only to pay expenses of the Trusts and principal and interest on indebtedness of the Trusts, and (ii) miscellaneous other segregated accounts restricted to specific uses ($2.5 million and $7.3 million at March 31, 2009 and December 31, 2008, respectively).

Note 5—Instalment Notes Receivable and Mortgage Loans

        Instalment notes receivable are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Instalment notes receivable	$1,547,096	$1,572,173
Mortgage loans	206,259	216,484
Less: Allowance for losses	(18,482)	(18,969)

Instalment notes receivable, net	$1,734,873	$1,769,688

        As indicated in Note 2, these Financing segment assets were spun off on April 17, 2009.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 6—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$71,049	$45,641
Goods in process	8,504	9,743
Raw materials and supplies	27,894	29,547
Repossessed houses held for resale	50,884	48,198

Total inventories	$158,331	$133,129

Note 7—Debt

        Debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Mortgage-backed/asset-backed notes	$1,345,160	$1,372,821

Other debt:
2005 Walter term loan	138,575	138,934
2005 Walter revolving credit facility	30,000	40,000
Other	39,930	46,451

	208,505	225,385

Total	$1,553,665	$1,598,206

2005 Walter Credit Agreement, as Amended

        As of March 31, 2009, borrowings under the 2005 Walter Credit Agreement included (1) a term loan balance of $138.6 million with a weighted average interest rate of 2.83% and (2) $30.0 million outstanding under the revolving credit facility, at a weighted average interest rate of 2.52%. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012 at which time the remaining outstanding principal is due. The revolving credit facility and the term loan bear interest at LIBOR plus 200 and 225 basis points, respectively. The commitment fee on the unused portion of the revolving facility is 0.4% per year. In addition, the 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $373.8 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009. As of March 31, 2009, the Company had $53.1 million in outstanding stand-by letters of credit and $290.7 million of availability for future borrowings under the revolving credit facility.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 7—Debt (Continued)

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At March 31, 2009, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.3 billion and consisted of eight separate series of public debt offerings and one issue of private debt providing long-term financing for instalment notes receivable and mortgage assets purchased by Financing. This Financing segment-related debt has been spun off as of April 17, 2009.

Other Debt

        In 2008, the Company entered into a financing arrangement and a capital lease arrangement to procure mining equipment. At March 31, 2009, the Company had outstanding debt of $30.6 million at an interest rate of 4.22% related to the equipment financing arrangement, $8.6 million of debt outstanding at an implicit rate of 9.78% related to the capital lease arrangement and $0.7 million of other debt.

Note 8—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,039	$1,002	$762	$753
Interest cost	3,115	3,003	5,948	5,374
Expected return on plan assets	(2,826)	(3,632)	—	—
Amortization of prior service cost (credit)	76	76	(740)	(794)
Amortization of net actuarial loss	2,338	615	1,557	1,259

Net periodic benefit cost	$3,742	$1,064	$7,527	$6,592

Note 9—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in pension and postretirement benefits obligations. Comprehensive income for the three months ended March 31, 2009 and 2008 was $73.7 million and $1.7 million, respectively.

Note 10—Stockholders' Equity

        In 2008, the Board of Directors approved a $100.0 million share repurchase program. Purchases are based on liquidity and market conditions. In the first quarter of 2009, 1,371,750 shares were repurchased for $28.0 million. A total of 2,648,493 shares have been repurchased for $73.1 million under this program. In addition, on April 23, 2009, shareholders voted to grant the Company the authority to issue 20,000,000 shares of Preferred Stock, par value $.01 per share. The Board believes

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 10—Stockholders' Equity (Continued)

the ability to issue Preferred Stock is necessary in order to provide the Company with greater flexibility in structuring future capital raising transactions, acquisitions and/or joint ventures, including taking advantage of financing techniques that receive favorable treatment from credit rating agencies.

Note 11—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three months ended March 31, 2009 and 2008 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$74,718	$74,718	$3,172	$3,172

Loss from discontinued operations	$(1,615)	$(1,615)	$(2,673)	$(2,673)

Denominator:
Average number of common shares outstanding	53,290	53,290	52,203	52,203
Effect of dilutive securities:
Stock options and restricted stock units ("units")(a)	—	291	—	648

	53,290	53,581	52,203	52,851

Income from continuing operations	$1.40	$1.39	$0.06	$0.06
Loss from discontinued operations	(0.03)	(0.03)	(0.05)	(0.05)

Net income per share	$1.37	$1.36	$0.01	$0.01

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended March 31, 2009 and 2008 totaling 1,262,641 and 42,369, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 12—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended March 31,
	2009	2008
Sales and revenues:
Underground Mining	$244,200	$143,204
Surface Mining	26,618	14,477
Sloss	21,907	50,871
Financing	49,172	52,104
Homebuilding	11,013	40,071
Other	320	286
Consolidating eliminations of intersegment activity(d)	(10,275)	(8,413)

Net sales and revenues	$342,955	$292,600

Segment operating income (loss):
Underground Mining	$99,855	$19,326
Surface Mining	5,515	2,631
Sloss	1,593	18,700
Financing(a)(b)	12,167	(6,712)
Homebuilding(c)	(2,587)	(14,728)
Other	(8,156)	(8,328)
Consolidating eliminations of intersegment activity	(294)	(507)

Operating income	108,093	10,382
Less other debt interest expense and other interest income	(4,531)	(5,533)

Income from continuing operations before income tax expense	103,562	4,849
Income tax expense	28,844	1,677

Income from continuing operations	$74,718	$3,172

Depreciation:
Underground Mining	$14,148	$9,760
Surface Mining	2,326	1,130
Sloss	1,127	1,006
Financing	78	135
Homebuilding	—	1,219
Other	132	232

Total	$17,811	$13,482

(a)
Operating income amounts for Financing include interest expense on the mortgage-backed/asset-backed notes of $23.1 million and $28.3 million for the three months ended March 31, 2009 and 2008, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 12—Segment Information (Continued)

(b)
Operating income for Financing for the three months ended March 31, 2008 included a charge of $17.0 million related to interest rate hedge ineffectiveness.

(c)
Operating loss for Homebuilding for the three months ended March 31, 2009 included restructuring charges totaling $1.1 million for severance expenses related to the closure of the Homebuilding business. Operating loss for Homebuilding for the three months ended March 31, 2008 included restructuring and impairment charges of $6.8 million related to the closure of 36 sales centers.

(d)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Sloss totaling $7.9 million and $4.6 million, between Surface Mining and Sloss totaling $1.4 million and $0.3 million, and between Underground Mining and Surface Mining totaling $0.6 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively.

Note 13—Commitments and Contingencies

  Income Tax Litigation

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 13—Commitments and Contingencies (Continued)

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

        The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated.

        Sloss Industries entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Sloss facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are substantially complete. At the end of 2004, the EPA re-directed Sloss' RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Sloss implemented the approved EI Sampling Plan in April 2005. The EPA approved/finalized the EI determinations for Sloss' Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA has now provided technical comments on the Phase II RFI report and the report recently submitted as part of the EI effort. A Phase III work plan was

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

Note 13—Commitments and Contingencies (Continued)

submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Sloss has responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III Plan. However, additional requests by EPA expanded the scope of the project which required additional sampling and testing.

        The Company has incurred costs to investigate the presence of contamination at the Sloss site and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations. In conjunction with the Phase III work plan, the Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. The Phase III work plan was submitted in March, 2009 and the Company is awaiting comments from the EPA. At March 31, 2009, the Company has accrued an amount that is probable and can be reasonably estimated for the costs to be incurred to identify necessary remediation actions and establish a remediation plan. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate liabilities defined by the Phase III analysis, the amount of these costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Sloss site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

  Miscellaneous Litigation

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial statements.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 12 of "Notes to Condensed Consolidated Financial Statements," which provides the Company's net sales and revenues and operating income by reportable segment.

DISCONTINUED OPERATIONS

        As more fully discussed in Note 2 of "Notes to Consolidated Financial Statements," the Company announced the permanent closure of the underground coal mine owned by the Kodiak Mining Company LLC ("Kodiak") in December 2008, the controlling interest of which is held by United Land Corporation, due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. As such, the operating results, assets and liabilities, and cash flows of Kodiak have been reported apart from the Company's continuing operations as "discontinued operations" for all periods presented. Loss from discontinued operations includes the net operating results of the Kodiak business. Additionally, discontinued operations for the quarter ended March 31, 2009, includes a charge of $0.7 million, net of tax, related to the resolution of a legal matter for Crestline of NC, Inc., f/k/a Crestline Homes, Inc., which was sold in May 2007.

RESULTS OF OPERATIONS

Summary Operating Results of Operations for the Three Months Ended March 31, 2009 and 2008

	For the three months ended March 31, 2009
(in thousands)	Underground Mining	Surface Mining	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$241,879	$24,418	$21,737	$3,417	$8,548	$40	$(10,275)	$289,764
Interest income on instalment notes	—	—	—	45,385	—	—	—	45,385
Miscellaneous income	2,321	2,200	170	370	2,465	280	—	7,806

Net sales and revenues	244,200	26,618	21,907	49,172	11,013	320	(10,275)	342,955
Cost of sales (exclusive of depreciation)	115,776	17,298	16,993	1,562	7,833	13	(9,981)	149,494
Interest expense(1)	—	—	—	23,089	—	—		23,089
Depreciation	14,148	2,326	1,127	78	—	132	—	17,811
Selling, general & administrative	6,371	1,374	2,326	7,833	4,695	8,598	—	31,197
Provision for losses on instalment notes	—	—	—	4,357	—	—	—	4,357
Postretirement benefits	8,050	(7)	(132)	(117)	—	(267)	—	7,527
Amortization of intangibles	—	112	—	203	—	—	—	315
Restructuring & impairment charges	—	—	—	—	1,072	—	—	1,072

Operating income (loss)	$99,855	$5,515	$1,593	$12,167	$(2,587)	$(8,156)	$(294)	$108,093

(1)
Excludes other debt interest expense.

	For the three months ended March 31, 2008
(in thousands)	Underground Mining	Surface Mining	Sloss	Financing	Homebuilding	Other	Cons Elims	Total
Net sales	$141,683	$13,542	$50,662	$2,570	$40,060	$0	$(8,413)	$240,104
Interest income on instalment notes	—	—	—	48,710	—	—	—	48,710
Miscellaneous income	1,521	935	209	824	11	286	—	3,786

Net sales and revenues	143,204	14,477	50,871	52,104	40,071	286	(8,413)	292,600
Cost of sales (exclusive of depreciation)	102,734	9,884	28,329	1,770	32,757	—	(7,827)	167,647
Interest expense(1)	—	—	—	28,308	—	—	—	28,308
Interest rate hedge ineffectiveness	—	—	—	16,981	—	—	—	16,981
Depreciation	9,760	1,130	1,006	135	1,219	232	—	13,482
Selling, general & administrative	4,097	766	2,997	7,117	14,205	8,645	(79)	37,748
Provision for losses on instalment notes	—	—	—	4,325	—	—	—	4,325
Postretirement benefits	7,287	(6)	(161)	(113)	(152)	(263)	—	6,592
Amortization of intangibles	—	72	—	293	—	—	—	365
Restructuring & impairment charges	—	—	—	—	6,770	—	—	6,770

Operating income (loss)	$19,326	$2,631	$18,700	$(6,712)	$(14,728)	$(8,328)	$(507)	$10,382

(1)
Excludes other debt interest expense

Overview

        The Company's net income for the three months ended March 31, 2009 was $73.1 million, or $1.36 per diluted share, which compares to $0.5 million, or $0.01 per diluted share, for the three months ended March 31, 2008. In the three months ended March 31, 2009, net sales and revenues increased $50.4 million and operating income increased $97.7 million versus the same period in 2008. These results were led by increased metallurgical coal pricing and volume from the Underground Mining segment, partially offset by a decrease in revenues and operating income at Sloss due to unfavorable metallurgical coke volumes and pricing.

Outlook and Strategic Initiatives

        Walter Industries, Inc. changed its name to Walter Energy, Inc. ("Walter") on April 23, 2009, after receiving stockholder approval. In December 2008, the Company announced the closure of Homebuilding and on April 17, 2009, the Company spun off the Financing segment. These segments are expected to qualify for discontinued operations treatment in the second quarter of 2009. These actions have completed the transformation of Walter Industries, Inc. from a diversified corporation to a pure play natural resources and energy company, now named Walter Energy, Inc.

        Beginning with the first quarter of 2009, the reporting segments have been revised to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes the Company's underground metallurgical coal operations from the No. 4 and No. 7 mines and the natural gas operations. Surface Mining includes the Company's surface coal mining operations of Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates ("Taft") as well as the United Land Corporation results.

  Underground Mining

  •
  Approximately 1.8 million tons of metallurgical coal were sold in the first quarter of 2009 at an average price of $133.24 per short ton, or $148.00 per metric ton and included approximately 0.2 million tons at a contractual price of $315.00 per metric ton.

  •
  The global steel industry and worldwide demand for coal continue to soften. As such, there is limited visibility as to the overall volume requirements for metallurgical coal over the next twelve months. Consequently, forecasting beyond the second quarter of 2009 is difficult at best. The Company has lowered its sales volume expectation for the second quarter to a range of 0.9 million to 1.0 million tons and forecasts its average operating income at between $8.00 to $11.00 per ton. As the Company continues negotiating for the 2009-2010 contract year (i.e., April 2009 to March 2010 and July 2009 to June 2010 contract periods), both pricing and volume remain uncertain and are expected to be lower than the 2008 - 2009 contract period.

  •
  Coal production costs averaged $51.78 per ton for the quarter ended March 31, 2009 as compared to $48.47 for the first quarter of 2008. As worldwide steel demand continues to soften, the Company has adjusted production to current market conditions by eliminating Saturday production. Production costs are expected to increase to approximately $70.00 per ton for the second quarter due to the volume reductions but also due to a higher ratio of continuous miner tons to longwall tons at the No. 7 Mine. The Company plans to defer the startup of the Mine No. 7 East longwall operation until January 2010.

  •
  Demurrage costs in the first quarter of 2009 totaling $3.0 million decreased by $6.2 million from the first quarter of 2008. Expansion activities at the Port of Mobile should help contain these costs in the future. In addition, the Company expects demurrage for the second quarter of 2009 to decrease or remain at levels similar to the first quarter of 2009 as a result of negotiated caps in demurrage costs in many of the 2008-2009 metallurgical coal contracts.

  •
  Freight costs on metallurgical coal sales are projected to average $14.00 to $15.00 per ton, in 2009. Royalties are expected to average 6.5% to 7.0% of metallurgical coal revenues as the Company moves from the mining of coal from the Southwest "A" panel in the first quarter of 2009, which is on properties owned by the Company, to the mining of coal on properties not owned by the Company and are subject to royalty payments.

  •
  The natural gas business sold 1.7 billion cubic feet of natural gas at an average hedged price of $6.05 per thousand cubic feet in the first quarter of 2009. No future natural gas sales are hedged.

  •
  Although the current market demand and pricing for coal is down as compared to 2008, the Company will cautiously continue to evaluate expansion opportunities, potential acquisitions and further investments in coal and natural gas.

  Surface Mining

  •
  During the first quarter of 2009, the surface mining operations produced 294,000 tons of steam and industrial coal and sold 329,000 tons at an average operating income of $6.55 per ton. In the second quarter of 2009, this business is expected to sell between 330,000 tons and 370,000 tons at an average operating income of between $7.00 to $16.00 per ton, as approximately 90 percent of expected 2009 production has been profitably priced with fixed-price contracts.

  •
  In the first quarter of 2009, the Company completed the expansion of United Land's barge loadout facility, which adds up to 4.0 million tons of coal per year of barge shipping capacity.

  •
  The Company will change the name of the United Land subsidiary to Walter Minerals, Inc. in the second quarter 2009.

  Sloss

  •
  Sloss posted operating income of $1.6 million and sold 45,000 tons of metallurgical coke in the first quarter of 2009, reflecting a significant downturn in the steel industry.

  •
  The Company expects continued weak demand and additional selling price pressures during the remainder of 2009. As a result, metallurgical coke production will be reduced to approximately 50 percent of capacity with the possibility of making further reductions if conditions warrant.

  •
  In the second quarter of 2009, metallurgical coke sales are expected to range between 34,000 to 40,000 tons at an average operating loss per ton of between $80.00 and $50.00.

  •
  The Company will change Sloss' name to Walter Coke, Inc. in the second quarter 2009.

Summary of First Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended March 31, 2009 were $343.0 million, an increase of $50.4 million, or 17.2% from $292.6 million in the same period in 2008. This increase in revenues primarily resulted from higher metallurgical coal pricing and sales volume in the Underground Mining segment. Surface Mining also contributed to revenue growth due to the addition of revenues from Taft, which was acquired in September 2008. These revenue increases were somewhat offset by declines in metallurgical coke pricing and volumes from Sloss, due to the increasingly softening steel market, and lower revenues from Homebuilding, due to the closure of that business, as well as lower payment income from Financing.

        Cost of sales, exclusive of depreciation, decreased $18.2 million to $149.5 million and represented 51.6% of net sales for the three months ended March 31, 2009 versus $167.6 million or 69.8% of net sales for the same period in 2008. Cost of sales in the Underground Mining segment was 47.9% of net sales for the quarter ended March 31, 2009 as compared to 72.5% of net sales for the quarter ended March 31, 2008. This improvement is primarily attributable to increased selling prices as cost of sales per ton remained comparable. Cost of sales in the Surface Mining segment was 70.8% of net sales for the quarter ended March 31, 2009 as compared to 73.0% of net sales for the same period in 2008. This improvement is primarily attributable to increased selling prices offset in part by increased operating costs. Cost of sales at Sloss was 78.2% of net sales versus 55.9% of net sales for the quarters ended March 31, 2009 and 2008, respectively. This deterioration is a result of lower selling prices and volumes on a relatively fixed cost structure as well as increased raw material costs. Cost of sales in the Homebuilding segment also deteriorated to 91.6% of net sales from 81.8% of net sales for the three months ended March 31, 2009 and 2008, respectively, as this business winds down.

        Depreciation for the three months ended March 31, 2009 was $17.8 million, an increase of $4.3 million compared to the same period in 2008. The increase was primarily due to continued investment in the expansion of mining operations as well as replacement of certain mining equipment.

        Interest expense on mortgage-backed notes was $23.1 million for the three months ended March 31, 2009, down $5.2 million compared to the same period in 2008. This decrease was due to a reduction in the weighted average borrowings outstanding for the three months ended March 31, 2009 as compared to the same period in 2008 resulting primarily from the pay-off and termination of the warehouse facilities in April 2008 totaling $214.0 million, as well as normal repayments on the other securitized notes. The weighted average interest rate for the three months ended March 31, 2009 was also slightly lower as compared to the same period in 2008.

        Selling, general & administrative expenses decreased $6.6 million to $31.2 million for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. This decrease was primarily attributable to the winding down of the Homebuilding segment offset in part by an increase in the Underground Mining segment primarily attributable to increased compensation related costs.

        Interest expense on other debt decreased $0.9 million to $4.8 million for the three months ended March 31, 2009, primarily as a result of a reduction in both the weighted average borrowings for the period and the weighted average interest rate.

        The effective tax rate for the three months ended March 31, 2009 and 2008 was 27.9% and 34.6%, respectively. Both the 2009 and 2008 effective tax rates differ from the Federal statutory rate primarily due to the benefit from percentage depletion deductions. Percentage depletion deductions have a bigger effect on the effective tax rate in 2009 due to a change in mix of income from various segments. For example, the Company has estimated income from Financing only through the date of spin-off of April 17, 2009, providing a shift in mix of income from the Financing segment, which is taxed at a higher rate, to the Underground Mining segment, which is taxed at a lower rate, as compared to the mix of income in 2008.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources and Blue Creek Coal Sales, reported revenues of $244.2 million in the first quarter of 2009, an increase of $101.0 million from the same period last year. The increase in revenues was primarily due to a 57.0% increase in selling prices for metallurgical coal and an 18.8% increase in tons sold as compared to the same period in 2008 as shown in the table below:

	Three months ended March 31,
	2009	2008
Average coal selling price (per short ton)	$133.24	$84.86
Tons of coal sold (in thousands)	1,754	1,477
Average hedged natural gas selling price (per mcf)	$6.05	$7.96
Billion cubic feet of natural gas sold	1.7	1.6
Number of natural gas wells	432	397

        Underground Mining reported operating income of $99.9 million in the first quarter of 2009, compared to $19.3 million in the same period in 2008. The $80.5 million increase in operating income was primarily the result of the increase in net sales and revenues as discussed above, partially offset by a $13.0 million increase in cost of sales due to additional volumes sold and a $4.4 million increase in depreciation expenses as a result of continued investment in the Mine No. 7 East expansion project and the replacement of certain mining equipment.

  Surface Mining

        Surface Mining, which includes the operations of TRI, Taft and United Land, reported revenues of $26.6 million in the first quarter of 2009, an increase of $12.1 million from the same period last year. The increase in revenues was primarily due to the acquisition of Taft in September 2008 and an increase in the average selling price at TRI. Statistics for Surface Mining are presented in the following table:

	Three months ended March 31,
	2009	2008
Average coal selling price (per short ton)	$70.48	$59.44
Tons of coal sold (in thousands)	329	200

        Surface Mining reported operating income of $5.5 million in the first quarter of 2009, compared to $2.6 million in the same period in 2008. The $2.9 million increase in operating income was almost entirely the result of the inclusion of Taft's results in the 2009 period.

  Sloss

        Sloss' net sales and revenues were $21.9 million for the three months ended March 31, 2009, a decrease of $29.0 million compared to the same period in 2008 reflecting decreased customer demand in the increasingly soft steel market. The decrease in demand resulted in a 56.5% decrease in metallurgical coke sales volumes and a 20.7% decrease in metallurgical coke selling price as shown below:

	Three months ended March 31,
	2009	2008
Metallurgical coke average selling price per ton	$308.26	$388.51
Metallurgical coke tons sold	45,200	104,024

        Sloss' operating income was $1.6 million for the three months ended March 31, 2009 compared to $18.7 million in the same period in 2008, a decrease of $17.1 million, primarily as a result of decreased revenues on a relatively fixed cost structure as well as increased raw material costs.

  Financing

        Net sales and revenues were $49.2 million for the three months ended March 31, 2009, a decrease of $2.9 million from the same period in 2008 primarily due to lower payment income as a result of a lower loan portfolio balance. Financing had operating income of $12.2 million in the three months ended March 31, 2009, an increase of $18.9 million from the same period in 2008. The increase in operating income was primarily due to the recognition of $17.0 million loss on interest rate swaps in the first quarter of 2008, which was not repeated in the first quarter of 2009. In addition, operating income reflects a $5.2 million decrease in interest expense resulting from a reduction in the weighted average borrowings outstanding for the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to the pay-off and termination of the warehouse facilities totaling $214.0 million in April 2008.

        Delinquencies (the percentage of amounts outstanding over 30 days past due) were 4.6% at March 31, 2009 compared to 5.4% at December 31, 2008 and 3.6% at March 31, 2008. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.

  Homebuilding

        Net sales and revenues were $11.0 million for the three months ended March 31, 2009, a decrease of $29.1 million from the same period in 2008 primarily as a result of a 83.9% decrease in unit completions resulting from the wind down of this business, offset in part by an increase in the average selling price per homes shown below:

	Three months ended March 31,
	2009	2008
Unit completions	71	442
Average revenue per home sold(1)	$120,400	$89,800

    (1)
    Includes the effect of the discount required to record instalment notes receivable at the estimated market value.

        Homebuilding's operating loss was $2.6 million for the three months ended March 31, 2009 compared to an operating loss of $14.7 million for the same period in 2008. The $12.1 million improvement in operating results was primarily due to favorable selling, general & administrative expense reductions as a result of branch closings and employee reductions in 2008 and 2009 and a $2.4 million gain on the sale of land in the first quarter of 2009. As previously discussed in Note 2 of the "Notes to Condensed Consolidated Financial Statements," the Company decided to close Homebuilding. Therefore, results in the remainder of 2009 will reflect the build-out of the homes in backlog, other costs to close the business and gains or losses on the liquidation of property. These results are not expected to be material to the operating results or financial condition of the Company.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations decreased by $24.7 million from $117.7 million at December 31, 2008 to $93.0 million at March 31, 2009 reflecting $84.8 million in cash flows provided by continuing operating activities, $29.2 million of cash flows used in investing activities and $78.1 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net instalment notes receivable were $1,734.9 million at March 31, 2009, down $34.8 million from December 31, 2008 as a result of payments received on outstanding notes exceeding new loan originations. The reduction in new loan originations is the result of the closure and wind down of Homebuilding.

        Net receivables were $190.4 million at March 31, 2009, an increase of $13.8 million from December 31, 2008 primarily attributable to increased revenues in the Underground Mining segment in addition to receivables from the sale of Homebuilding assets and used mining equipment in our Surface Mining segment, offset in part by a reduction in receivables from Sloss as a result of decreased revenues.

        Inventories were $158.3 million at March 31, 2009, an increase of $25.2 million from December 31, 2008 primarily due to increased inventories at Underground Mining and Sloss, as well as an increase in repossessed property at Financing. The increase at Underground Mining results from increased production and production costs in the first quarter of 2009, as compared to the fourth quarter of 2008. The increase at Sloss was mostly due to a decrease in metallurgical coke demand resulting from the downturn in the steel market, thereby resulting in increased coke inventory on hand. These increases were partially offset by a reduction of goods in process at Homebuilding as a result of a decrease in the number of homes under construction as this business winds down.

        Net property, plant and equipment was $531.7 million at March 31, 2009, up $16.3 million from December 31, 2008 primarily due to continued investment in the replacement of equipment and expansion at Underground Mining's operations.

        Deferred income taxes were $182.4 million at March 31, 2009, down $24.3 million from December 31, 2008 primarily due to the partial utilization of a net operating loss carryforward generated in 2008 from the deemed liquidation of the Homebuilding business for tax purposes.

        Accounts payable was $63.5 million at March 31, 2009, down $9.3 million from December 31, 2008 primarily due to decreased demurrage and freight costs in the Underground Mining segment and decreased raw material coal purchases at Sloss.

        Accrued expenses were $66.7 million at March 31, 2009, down $24.5 million from December 31, 2008 primarily due to the payment of employee bonuses and other payroll related expenses in the first quarter of 2009 that were accrued as of December 31, 2008.

        Mortgage-backed/asset-backed notes were $1,345.2 million at March 31, 2009, down $27.7 million from December 31, 2008 as a result of debt principal payments.

        Other debt was $208.5 million at March 31, 2009, down $16.9 million from December 31, 2008 primarily due to payments of $10.0 million on the revolving credit facility, $0.4 million on the term loan and $6.5 million on the financed property insurance premiums and equipment financing. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company's principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under the revolving credit facility. The Company's principal source of long-term funding is the bank term loan. As of March 31, 2009, total debt decreased $44.5 million as compared to December 31, 2008. See discussion below and Note 7 of "Notes to Condensed Consolidated Financial Statements."

        Based on current forecasts and anticipated market conditions, the Company believes that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, the Company's operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials and interest rates and the general economy. The Company has experienced a reduction in prices and customer demand as a result of the current worldwide economic downturn, particularly in the worldwide steel market, and continued deterioration of economic conditions could adversely impact the Company's operating cash flows. Additionally, there is unprecedented uncertainty in the financial markets, less availability and higher costs of credit, potential counterparty defaults, and commercial and investment bank failures. While the Company has no indication that the uncertainty in the financial markets would impact the Company's current credit facility or current credit providers, the possibility does exist.

2005 Walter Credit Agreement, as Amended

        As of March 31, 2009, borrowings under the 2005 Walter Credit Agreement included (1) a term loan balance of $138.6 million with a weighted average interest rate of 2.83%, and (2) $30.0 million outstanding under the revolving credit facility, at a weighted average interest rate of 2.52%. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due. The revolving credit facility and the term loan bear interest at LIBOR plus 200 and 225 basis points, respectively. The commitment fee on the unused portion of the revolving facility is 0.4% per year. In addition, the 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $373.8 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009. As of March 31, 2009, there was $53.1 million in outstanding stand-by letters of credit and $290.7 million of availability for future borrowings under the revolving credit facility.

Mortgage-Backed and Asset-Backed Notes and Variable Funding Loan Facilities

        At March 31, 2009, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.3 billion and consisted of eight separate series of public debt offerings and one issue of private debt providing long-term financing for instalment notes receivable and mortgage assets purchased by Financing. This Financing segment-related debt has been spun off as of April 17, 2009.

Other Debt

        In 2008, the Company entered into a financing arrangement and a capital lease arrangement to procure mining equipment. At March 31, 2009, $30.6 million was outstanding at an interest rate of 4.22% related to the equipment financing and $8.6 million of debt was outstanding at an implicit rate of 9.78% related to the capital lease.

Statement of Cash Flows

        Cash balances were $93.0 million and $117.7 million at March 31, 2009 and December 31, 2008, respectively. The decrease in cash in the three months ended March 31, 2009 was attributable to capital expenditures of $37.0 million, stock repurchases of $28.0 million, net payments of mortgage-backed/asset-backed notes of $27.7 million, net payments on other debt that totaled $16.9 million and cash dividend payments of $5.3 million. These uses of cash were partially offset by cash provided by operating activities of $84.8 million, $4.7 million from short-term investments and $2.3 million from the receipt of payments on purchased loans.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three months ended March 31,
	2009	2008
Cash flows provided by operating activities	$84,828	$3,781
Cash flows used in investing activities	(29,217)	(17,109)
Cash flows provided by (used in) financing activities	(78,121)	11,205

Cash flows used in continuing operations	(22,510)	(2,123)
Cash flows used in discontinued operations	(2,178)	(2,097)

Net decrease in cash and cash equivalents	$(24,688)	$(4,220)

        Net cash provided by operating activities of continuing operations was $84.8 million for the three months ended March 31, 2009 as compared to $3.8 million for the same period in 2008. The increase of $81.0 million is primarily attributable to $56.1 million of increased income from continuing operations, adjusted for non-cash items, a $29.3 million decrease in instalment notes receivable, offset in part by a $4.4 million decrease in cash flows from other operating assets and liabilities for the three months ended March 31, 2009 as compared to the same period in 2008.

        Cash flows used in investing activities of continuing operations for the three months ended March 31, 2009 were $29.2 million compared to $17.1 million for the same period in 2008. Cash flows used in investing activities in the 2009 period were primarily related to additions to property, plant and equipment of $37.0 million for the replacement of equipment and the expansion of Underground Mining and Surface Mining operations as compared to $23.1 million in the 2008 period. Given current market conditions, the Company expects to reduce capital expenditures to about $50.0 million for the remainder of the year resulting in a $56.5 million decrease in full-year 2009 capital expenditures compared to full-year 2008.

        Cash flows used in financing activities of continuing operations for the three months ended March 31, 2009 were $78.1 million compared to cash flows provided by financing activities of $11.2 million in the same period in 2008. Cash flows used in financing activities in 2009 included: stock repurchases of $28.0 million, principal payments of mortgage-backed/asset-backed notes of $27.7 million, net retirements of other debt of $16.9 million and dividend payments of $5.3 million. Cash flows provided by financing activities for the three months ended March 31, 2008 were primarily attributable to $30.0 million of proceeds from the issuance of other debt partially offset by $16.3 million of net payments of mortgage-backed/asset-backed notes, net retirements of other debt of $3.9 million and dividend payments of $2.6 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks inherent in its operations. These risks generally arise from transactions entered into in the normal course of business. The primary market risk exposures relate to interest rate risk and commodity risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including expressions such as "believe," "anticipate," "expect," "estimate," "intend," "may," "will," and similar expressions involve known and unknown risks, and uncertainties, and other factors that may cause Walter Energy's actual results in future periods to differ materially from the expectations expressed or implied by such forward-looking statements. These factors include, among others, the following: the market demand for the Company's products as well as changes in costs and the availability of raw material, labor, equipment and transportation; changes in weather and geologic conditions; changes in extraction costs and pricing and our assumptions and projections concerning our reserves in the Company's mining operations; changes in customer orders; pricing actions by the Company's competitors, customers, suppliers and contractors; changes in governmental policies and laws and changes in general economic conditions. Forward-looking statements made in this Form 10-Q, or elsewhere, speak only as of the date on which the statements were made. Any forward-looking statements should be considered in context with the various disclosures made by Walter Energy, including the Risk Factors described in our 2008 Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Walter Energy has no obligation to update its forward-looking statements as of any future date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 13 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. Most of these cases are in a preliminary stage and the Company is unable to predict a range of possible loss, if any. The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a material adverse effect on the Company's consolidated financial position.

Item 1A.    Risk Factors

        The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. For a discussion of the Company's risk factors, please refer to Part 1, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the Company is updating its risk factor that was previously disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 relating to the indemnification obligations of the financing business following its spin-off and merger with Hanover Capital Mortgage Holdings, Inc., as follows:

        Following the spin-off and merger of the Company's financing business, the surviving corporation, Walter Investment Management Corporation, may not be able to satisfy certain indemnification obligations to the Company. In addition, the Company has contingent obligations in respect of Walter Investment Management Corporation which, in certain circumstances, could become significant.

        The Company's financing business has merged with Hanover Capital Mortgage Holdings, Inc. and the surviving corporation, Walter Investment Management Corporation ("Walter Investment Management") is now a separately traded independent public company. Walter Investment Management is a party to certain agreements with the Company, including a tax sharing agreement, transition services, a joint litigation agreement, a support letter of credit agreement in the amount of $15.68 million and a revolving credit facility and security agreement in which the Company has committed to make available up to $10.0 million in the event a major hurricane has occurred with projected losses greater than $2.5 million. Under the terms of the tax sharing agreement, to the extent that the Company or Walter Investment Management takes any action that would be inconsistent with the treatment of the spin-off of the financing business from the Company as a tax-free transaction under Section 355 of the Code, then any tax resulting from such actions will be attributable to the acting company and will result in indemnification obligations that could be significant. Under the terms of the transition services agreement, the Company and Walter Investment Management will provide certain services to each party for a limited duration. Under the terms of the joint litigation agreement, Walter Investment Management will indemnify the Company for certain liabilities arising from businesses and operations of the financing business at the time of the spin-off. Under the terms of the support letter of credit agreement, Walter Investment Management agrees to reimburse the Company for all costs incurred in posting the support letter of credit for Walter Investment Management's bank credit agreement as well as any draws under bonds posted in support of Walter Investment Management and its subsidiaries. Under the terms of the revolving credit and security agreement, Walter Investment Management will pay all fees and repay all loans made under the facility. All obligations of the support letter of credit and the revolving credit and security agreement will be due and payable on April 20, 2011. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of Walter Investment Management. If Walter Investment Management is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations. In the case of the support letter of credit agreement and the revolving credit facility and security agreement, if Walter Investment Management cannot pay its obligations and the collateral backing those agreements is insufficient to satisfy the obligations, the Company could lose money in the satisfaction of those obligations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Company and Affiliated Purchasers

        In 2008 the Board of Directors approved a $100.0 million share repurchase program. Purchases are based on liquidity and market conditions. Through March 31, 2009, 2,648,493 shares for $73.1 million have been repurchased under this program. See following table for detail of equity security purchases during the first quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2009–January 31, 2009	870,450		$21.77	870,450	$35.8
February 1, 2009–February 28, 2009	516,753	(2)	$17.89	501,300	$26.9
March 1, 2009–March 31, 2009	35	(3)	$21.21	—	$26.9

	1,387,238			1,371,750

(1)
The Company's Board of Directors authorized a $100.0 million Common Stock Open Market repurchase program. Purchases are based on liquidity and market conditions.

(2)
In February 2009, the Company acquired 15,453 shares from employees at an average of price of $17.94 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 1995 Long-Term Incentive Stock Plan and the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

(3)
In March 2009, the Company acquired 35 shares from employees at an average price of $21.21 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

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

WALTER ENERGY, INC.
/s/ VICTOR P. PATRICK Vice Chairman, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)

Date: May 8, 2009

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) AS OF MARCH 31, 2009 (IN THOUSANDS)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Operations for the Three Months Ended March 31, 2009 and 2008
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES