Form 10-Q
period 2009-06-30
Walter Energy, Inc.
filed 2009-08-07
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Incorporated in Delaware (State or other jurisdiction of incorporation or organization)	13-3429953 IRS Employer Identification No.
4211 W. Boy Scout Boulevard, Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)

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

        Number of shares of common stock outstanding as of July 31, 2009: 52,893,702

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2009	December 31, 2008
ASSETS
Assets of continuing operations:
Cash and cash equivalents	$42,030	$116,074
Receivables, net	102,469	140,423
Inventories	136,583	75,172
Deferred income taxes	27,329	84,669
Other current assets	34,466	26,119

Total current assets	342,877	442,457
Property, plant and equipment, net	519,847	504,585
Deferred income taxes	224,747	179,402
Other long-term assets	67,215	69,251

Total assets of continuing operations	1,154,686	1,195,695

Assets of discontinued operations:
Current assets	26,505	16,158
Long-term assets	—	18,396
Unclassified assets	—	1,837,744

Total assets of discontinued operations	26,505	1,872,298

	$1,181,191	$3,067,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities of continuing operations:
Accounts payable	$46,858	$60,497
Accrued expenses	39,231	57,230
Current debt	21,835	13,480
Accumulated postretirement benefits obligation	19,130	19,124
Other current liabilities	19,663	20,801

Total current liabilities	146,717	171,132
Long-term debt	167,353	211,905
Accumulated postretirement benefits obligation	351,116	349,184
Other long-term liabilities	262,532	273,645

Total liabilities of continuing operations	927,718	1,005,866

Liabilities of discontinued operations:
Current liabilities	9,419	12,400
Unclassified liabilities	—	1,419,458

Total liabilities of discontinued operations	9,419	1,431,858

Total liabilities	937,137	2,437,724

Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—52,892,421 and 54,143,958 shares, respectively	529	541
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	369,814	714,174
Retained earnings	8,460	50,990
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(134,811)	(137,364)
Unrealized gain on hedges, net of tax	62	1,928

Total stockholders' equity	244,054	630,269

	$1,181,191	$3,067,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,
	2009	2008
Net sales and revenues:
Net sales	$167,005	$269,439
Miscellaneous income	2,115	4,969

	169,120	274,408

Costs and expenses:
Cost of sales (exclusive of depreciation)	105,343	164,123
Depreciation	18,268	12,180
Selling, general and administrative	16,188	19,192
Postretirement benefits	7,781	6,860
Amortization of intangibles	111	67

	147,691	202,422

Operating income	21,429	71,986
Interest expense	(4,416)	(11,183)
Interest income	202	185

Income from continuing operations before income tax expense	17,215	60,988
Income tax expense	5,879	15,357

Income from continuing operations	11,336	45,631
Income (loss) from discontinued operations	(265)	5,145

Net income	$11,071	$50,776

Basic income per share:
Income from continuing operations	$0.21	$0.86
Income from discontinued operations	—	0.10

Net income	$0.21	$0.96

Diluted income per share:
Income from continuing operations	$0.21	$0.85
Income from discontinued operations	—	0.09

Diluted net income per share	$0.21	$0.94

Dividends declared per common share	$0.10	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the six months ended June 30,
	2009	2008
Net sales and revenues:
Net sales	$445,171	$467,415
Miscellaneous income	7,086	7,926

	452,257	475,341

Costs and expenses:
Cost of sales (exclusive of depreciation)	245,809	297,811
Depreciation	36,002	24,308
Selling, general and administrative	31,853	35,657
Postretirement benefits	15,425	13,717
Amortization of intangibles	223	139

	329,312	371,632

Operating income	122,945	103,709
Interest expense	(9,215)	(16,897)
Interest income	476	365

Income from continuing operations before income tax expense	114,206	87,177
Income tax expense	30,020	24,266

Income from continuing operations	84,186	62,911
Loss from discontinued operations	(12)	(11,636)

Net income	$84,174	$51,275

Basic income (loss) per share:
Income from continuing operations	$1.58	$1.20
Loss from discontinued operations	—	(0.22)

Net income	$1.58	$0.98

Diluted income (loss) per share:
Income from continuing operations	$1.57	$1.18
Loss from discontinued operations	—	(0.22)

Net income	$1.57	$0.96

Dividends declared per common share	$0.20	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$630,269	$541	$714,174		$50,990	$(135,436)
Comprehensive income:
Net income	84,174			$84,174	84,174
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans	3,711			3,711		3,711
Change in unrealized gain (loss) on hedges	(1,338)			(1,338)		(1,338)

Comprehensive income				$86,547

Purchases of stock under stock repurchase program	(27,963)	(13)	(27,950)
Stock dividend for spin-off of Financing	(439,093)		(321,301)		(116,106)	(1,686)
Dividends paid, $0.20 per share	(10,598)				(10,598)
Stock-based compensation	4,053		4,053
Other	839	1	838

Balance at June 30, 2009	$244,054	$529	$369,814		$8,460	$(134,749)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30
	2009	2008
OPERATING ACTIVITIES
Net income	$84,174	$51,275
Loss from discontinued operations	12	11,636

Income from continuing operations	84,186	62,911
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	36,002	24,308
Other	20,694	9,556
Decrease (increase) in current assets:
Receivables	37,960	(49,527)
Inventories	(61,411)	(16,236)
Other current assets	6,968	13,976
Increase (decrease) in current liabilities:
Accounts payable	(13,639)	15,938
Accrued expenses and other current liabilities	(17,601)	(10,051)

Cash flows provided by operating activities	93,159	50,875

INVESTING ACTIVITIES
Additions to property, plant and equipment	(52,363)	(53,999)
Other	2,278	(1,134)

Cash flows used in investing activities	(50,085)	(55,133)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	280,000
Retirements of debt	(48,907)	(315,669)
Proceeds from stock offering	—	280,432
Dividends paid	(10,598)	(5,225)
Cash spun off to Financing	(33,821)	—
Purchases of stock under stock repurchase program	(27,963)	(1,765)
Other	63	6,307

Cash flows provided by (used in) financing activities	(121,226)	244,080

Cash flows provided by (used in) continuing operations	(78,152)	239,822

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	21,981	(6,856)
Cash flows provided by investing activities	23,006	20,521
Cash flows used in financing activities	(41,385)	(266,448)

Cash flows provided by (used in) discontinued operations	3,602	(252,783)

Net decrease in cash and cash equivalents	$(74,550)	$(12,961)

Cash and cash equivalents at beginning of period	$116,074	$27,459
Add: Cash and cash equivalents of discontinued operations at beginning of period	1,598	3,155
Net decrease in cash and cash equivalents	(74,550)	(12,961)
Less: Cash and cash equivalents of discontinued operations at end of period	1,092	2,455

Cash and cash equivalents at end of period	$42,030	$15,198

SUPPLEMENTAL DISCLOSURE
Non-cash transaction: financing of one-year property insurance policy	$12,710	$17,355

Non-cash transaction: dividend to spin off Financing	$437,407	N/A

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 1—Basis of Presentation

        On April 23, 2009, Walter Industries, Inc. changed its name to Walter Energy, Inc. ("Walter"). Walter, together with its consolidated subsidiaries ("the Company"), is a leading U.S. producer and exporter of premium metallurgical coal for the global steel industry (Underground Mining), operates surface mines for the steam coal and industrial coal markets (Surface Mining) and produces metallurgical coke (Walter Coke). In December 2008, the Company announced the closure of its Homebuilding segment and on April 17, 2009, the Company spun off its Financing segment. As a result of the closure and spin-off, amounts previously reported in those segments are presented as discontinued operations for all periods presented. See Note 2. These actions have completed the transformation of Walter Industries, Inc. from a diversified corporation to a pure play natural resources and energy company, now renamed Walter Energy, Inc.

        Prior to the first quarter of 2009, the Company's underground and surface coal mining operations were reported together as the Natural Resources segment. Beginning with the first quarter of 2009, the Company revised its reportable segments to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes the Company's underground metallurgical coal operations from the No. 4 and No. 7 mines and its natural gas operations. Surface Mining includes the Company's surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. (formerly known as United Land Corporation) results. In addition, during the second quarter of 2009 the Company changed the name of its metallurgical coke manufacturer from Sloss Industries Corporation to Walter Coke, Inc. See Note 9 for segment information.

        Historically, the Company has prepared its balance sheet on an unclassified basis because the operating cycle of Financing exceeded one year. As a result of the spin-off of this business, the assets and liabilities for continuing operations are now presented on a classified basis for all periods presented to reflect our current operating cycle. The assets and liabilities of discontinued operations attributable to Kodiak and Homebuilding have also been restated to reflect their one-year operating cycle. The assets and liabilities attributable to Financing continue to be presented on an unclassified basis.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In addition, in accordance with FASB Statement No. 165, Subsequent Events, the accompanying condensed consolidated financial statements of the Company reflect the evaluation of subsequent events through the date of this filing.

Note 2—Discontinued Operations

        Spin-off of Financing On April 17, 2009, the Company completed the spin-off of its Financing business and the merger of that business with Hanover Capital Mortgage Holdings, Inc. to create

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 2—Discontinued Operations (Continued)

Walter Investment Management Corp. ("Walter Investment"), which operates as a publicly traded real estate investment trust. The subsidiaries and assets that Walter Investment owned at the time of the spin-off included all assets of Financing except for those associated with the workers' compensation program and various other run-off insurance programs within Cardem Insurance Co., Ltd.

        As a result of the distribution, the Company no longer has any ownership interest in Walter Investment. The Company and Walter Investment have entered into several agreements to facilitate the spin-off. These include the following: (1) A Transition Services Agreement to provide certain services to each other, including tax, accounting, human resources and communication. The Company and Walter Investment will provide certain services to each party for a limited duration, in all cases not expected to exceed 24 months, with the precise term of each service set forth in the Transition Services Agreement; (2) A Tax Separation Agreement that sets forth the rights and obligations of the Company and Walter Investment with respect to taxes and other liabilities that could be imposed if Walter Investment is required to pay an additional dividend in order to maintain its REIT status for U.S. federal income tax purposes. If that need arises, the Company will be required to reimburse Walter Investment for a portion of such additional dividend; (3) A Joint Litigation Agreement that allocates responsibilities for pending and future litigation and claims, allocates insurance coverages and third-party indemnification rights, where appropriate, and provides that each party should cooperate with each other regarding such litigation claims and rights on a going forward basis, and; (4) A Trademark Licensing Agreement whereby the Company granted Walter Investment a paid-up, perpetual, non-exclusive, non-transferable (except to affiliates) license to use certain variations and/or acronyms of the "Walter", "Best Insurors" and "Mid-State" names in connection with mortgage finance, lending, insurance and reinsurance services, and financial services related thereto, in the United States.

        In order to facilitate the successful spin-off of Financing, the Company entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries on April 20, 2009. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million. This stand-by letter of credit was issued under the Company's 2005 Walter Credit Agreement and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that the Company could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. The Company believes that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss the Company might suffer in the event of a default by Walter Investment. Under the terms of the L/C Agreement, Walter Investment agrees to reimburse the Company for all costs incurred in posting the support letter of credit for Walter Investment's bank credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement will terminate on April 20, 2011.

        In addition, the Company also entered into a revolving credit facility and security agreement with Walter Investment in which the Company has committed to make available up to $10.0 million in the event that a major hurricane occurs and causes projected losses greater than $2.5 million. A condition precedent to a draw under this facility is the granting of a security interest in certain collateral. Under the terms of the revolving credit and security agreement, Walter Investment will pay all fees and repay

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 2—Discontinued Operations (Continued)

all loans made under the facility. Any obligations under the revolving credit and security agreement will be due and payable on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

        As a result of the spin-off, amounts previously reported in the Financing segment are presented as discontinued operations for all periods presented.

        Closure of Homebuilding    In December 2008, the Company made the decision to close the Homebuilding business. This decision was reached despite the efforts of management and employees, including a major restructuring during 2008 that closed nearly half of the sales centers. After the decision was made, the Company immediately took steps to liquidate the remaining assets and wind down the business. As a result of the closure of Homebuilding, the Company has reported the results of operations, assets, liabilities and cash flows as discontinued operations for all periods presented.

        Closure of Kodiak Mining Co.    In December 2008, the Company announced the permanent closure of the underground coal mine operations owned by Kodiak Mining Company, LLC ("Kodiak"), which is majority owned by Walter Minerals, due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. As such, the Company has reported the results of operations, assets, liabilities and cash flows of Kodiak as discontinued operations for all periods presented. Kodiak's results were previously reported in the Natural Resources segment.

        The table below presents the significant components of operating results included in the income (loss) from discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net sales and revenues	$17,171	$95,442	$76,992	$190,018

Income (loss) from discontinued operations before income tax expense (benefit)	$(1,530)	$10,154	$2,451	$(15,274)
Income tax expense (benefit)	(1,265)	5,009	2,463	(3,638)

Income (loss) from discontinued operations	$(265)	$5,145	$(12)	$(11,636)

        The Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services which supported segment operations, to discontinued operations. These costs represent expenses that have historically been allocated to and recorded by the Company's operating segments as selling, general & administrative expenses. The Company did not elect to allocate corporate interest expense to discontinued operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 2—Discontinued Operations (Continued)

        The assets and liabilities of Financing, Homebuilding and Kodiak included as discontinued operations in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 are shown below (in thousands):

	June 30, 2009(a)		December 31, 2008(a)
Cash and cash equivalents	$1,092		$1,598
Instalment notes receivable	—		1,769,688
Receivables, net	611		5,235
Inventories	6,491		58,465
Property, plant and equipment, net	8,278		12,755
Other assets	10,033		24,557

Total assets	$26,505	(b)	$1,872,298

Accounts payable	$906		$2,756
Accrued expenses	6,759		34,420
Other liabilities	1,754		21,861
Mortgage-backed/asset-back notes	—		1,372,821

Total liabilities	$9,419	(b)	$1,431,858

    (a)
    The assets and liabilities of discontinued operations are being presented above on an unclassified basis in accordance with the Company's past practice. See Note 1.

    (b)
    Total assets and liabilities of discontinued operations are shown as "current" in the condensed consolidated balance sheet at June 30, 2009 as liquidation is expected within the next twelve months.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$116,441	$45,642
Raw materials and supplies	20,142	29,530

Total inventories	$136,583	$75,172

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 4—Debt

        Total debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Debt:
2005 Walter term loan	$138,217	$138,934
2005 Walter revolving credit facility	—	40,000
Other	50,971	46,451

Total debt	189,188	225,385
Less: current debt	(21,835)	(13,480)

Long-term debt	$167,353	$211,905

2005 Walter Credit Agreement, as Amended

        As of June 30, 2009, borrowings under the 2005 Walter Credit Agreement consisted of a term loan balance of $138.2 million with a weighted average interest rate of 2.59%. The 2005 Walter Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012 at which time the remaining outstanding principal is due. The revolving credit facility and the term loan bear interest at LIBOR plus 200 and 225 basis points, respectively. The commitment fee on the unused portion of the revolving facility is 0.4% per year. The revolving credit facility matures on October 3, 2010. In addition, the 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009. As of June 30, 2009, the Company had $66.1 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed in Note 2, and $283.9 million of availability for future borrowings under the revolving credit facility.

Other Debt

        In 2008, the Company entered into a financing arrangement and a capital lease arrangement to procure mining equipment. At June 30, 2009, $29.3 million was outstanding at an interest rate of 4.06% related to the equipment financing and $8.4 million was outstanding at an implicit rate of 9.78% related to the capital lease. In June 2009, the Company entered into a $12.7 million arrangement to finance the premium payments of its property insurance. The debt obligation will be repaid in nine monthly installments of $1.4 million beginning in July 2009 and has an implicit interest rate of 3.9%. As of June 30, 2009, the full $12.7 million was outstanding. In addition, as of June 30, 2009, $0.6 million of other debt was outstanding.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 5—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,039	$1,000	$762	$748
Interest cost	3,115	2,996	5,896	5,352
Expected return on plan assets	(2,826)	(3,623)	—	—
Amortization of prior service cost (credit)	76	76	(487)	(540)
Amortization of net actuarial loss	2,338	614	1,610	1,300

Net periodic benefit cost	$3,742	$1,063	$7,781	$6,860

	Pension Benefits		Other Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$2,078	$2,000	$1,524	$1,496
Interest cost	6,230	5,992	12,266	10,701
Expected return on plan assets	(5,652)	(7,246)	—	—
Amortization of prior service cost (credit)	152	152	(975)	(1,080)
Amortization of net actuarial loss	4,676	1,228	2,610	2,600

Net periodic benefit cost	$7,484	$2,126	$15,425	$13,717

Note 6—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in pension and postretirement benefits obligations. Comprehensive income for the three months ended June 30, 2009 and 2008 was $12.8 million and $46.5 million, respectively. Comprehensive income for the six months ended June 30, 2009 and 2008 was $86.5 million and $48.2 million, respectively.

Note 7—Stockholders' Equity

        In 2008, the Board of Directors approved a $100.0 million share repurchase program. Purchases are based on liquidity and market conditions. In the first quarter of 2009, 1,371,750 shares were repurchased for $28.0 million. No repurchases were made in the second quarter of 2009. A total of 2,648,493 shares have been repurchased for $73.1 million under this program. In addition, on April 23, 2009, shareholders voted to grant the Company the authority to issue 20,000,000 shares of Preferred Stock, par value $.01 per share. The Board believes the ability to issue preferred stock is necessary in order to provide the Company with greater flexibility in structuring future capital raising transactions, acquisitions and/or joint ventures, including taking advantage of financing techniques that receive favorable treatment from credit rating agencies. No preferred shares have been issued.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 8—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands, except per share data):

	For the three months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$11,336	$11,336	$45,631	$45,631

Income (loss) from discontinued operations	$(265)	$(265)	$5,145	$5,145

Denominator:
Average number of common shares outstanding	52,875	52,875	52,983	52,983
Effect of dilutive securities:
Stock options and restricted stock units ("units")(a)	—	537	—	788

	52,875	53,412	52,983	53,771

Income from continuing operations	$0.21	$0.21	$0.86	$0.85
Income from discontinued operations	—	—	0.10	0.09

Net income per share	$0.21	$0.21	$0.96	$0.94

	For the six months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$84,186	$84,186	$62,911	$62,911

Loss from discontinued operations	$(12)	$(12)	$(11,636)	$(11,636)

Denominator:
Average number of common shares outstanding	53,114	53,114	52,582	52,582
Effect of dilutive securities:
Stock options and restricted stock units ("units")(a)	—	401	—	751

	53,114	53,515	52,582	53,333

Income from continuing operations	$1.58	$1.57	$1.20	$1.18
Loss from discontinued operations	—	—	(0.22)	(0.22)

Net income per share	$1.58	$1.57	$0.98	$0.96

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 8—Net Income Per Share (Continued)

  outstanding for the three months ended June 30, 2009 and 2008 totaling 235,205 and 58,967, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and restricted stock units outstanding for the six months ended June 30, 2009 and 2008 totaling 789,541 and 70,368, respectively, were excluded because their effect would have been anti-dilutive.

Note 9—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended June 30,
	2009	2008
Sales and revenues:
Underground Mining	$130,411	$227,664
Surface Mining	21,680	15,218
Walter Coke	18,650	53,265
Other	809	550
Consolidating eliminations of intersegment activity(a)	(2,430)	(22,289)

Net sales and revenues	$169,120	$274,408

Segment operating income (loss):
Underground Mining	$22,637	$63,717
Surface Mining	5,338	1,351
Walter Coke	(2,665)	15,091
Other	(4,663)	(8,012)
Consolidating eliminations of intersegment activity	782	(161)

Operating income	21,429	71,986
Less interest expense, net of interest income	(4,214)	(10,998)

Income from continuing operations before income tax expense	17,215	60,988
Income tax expense	5,879	15,357

Income from continuing operations	$11,336	$45,631

Depreciation:
Underground Mining	$14,787	$9,995
Surface Mining	2,226	978
Walter Coke	1,151	979
Other	104	228

Total	$18,268	$12,180

(a)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Walter Coke totaling $1.3 million and $6.8 million, between

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 9—Segment Information (Continued)

  Surface Mining and Walter Coke totaling $0.8 million and $0.5 million, and between Underground Mining and Surface Mining totaling $0.3 million and $15.0 million for the three months ended June 30, 2009 and 2008, respectively.

	For the six months ended June 30,
	2009	2008
Sales and revenues:
Underground Mining	$374,610	$370,869
Surface Mining	48,298	29,695
Walter Coke	40,557	104,136
Other	1,129	841
Consolidating eliminations of intersegment activity(a)	(12,337)	(30,200)

Net sales and revenues	$452,257	$475,341

Segment operating income (loss):
Underground Mining	$122,490	$83,045
Surface Mining	10,853	3,982
Walter Coke	(1,072)	33,791
Other	(9,814)	(16,441)
Consolidating eliminations of intersegment activity	488	(668)

Operating income	122,945	103,709
Less interest expense, net of interest income	(8,739)	(16,532)

Income from continuing operations before income tax expense	114,206	87,177
Income tax expense	30,020	24,266

Income from continuing operations	$84,186	$62,911

Depreciation:
Underground Mining	$28,936	$19,755
Surface Mining	4,552	2,108
Walter Coke	2,278	1,985
Other	236	460

Total	$36,002	$24,308

(a)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Walter Coke totaling $9.2 million and $11.4 million, between Surface Mining and Walter Coke totaling $2.2 million and $0.8 million, and between Underground Mining and Surface Mining totaling $0.9 million and $18.0 million for the six months ended June 30, 2009 and 2008, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 10—Commitments and Contingencies

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

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

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. The Work Plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI Sampling Plan in April 2005. The EPA approved/finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke has responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III Plan. However, additional requests by EPA expanded the scope of the project which required additional sampling and testing.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke site and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations. In conjunction with the Phase III work plan, the Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. The Phase III final report was submitted in March 2009 and the Company is awaiting comments from the EPA. At June 30, 2009, the Company has accrued an amount that is probable and can be reasonably estimated for the costs to be incurred to identify necessary remediation actions and establish a remediation plan. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate liabilities defined by the Phase III analysis, the amount of these costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

NOTE 11—Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value for purposes of disclosure:

        Cash and cash equivalents, restricted short-term investments, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Debt—The Company's term loan in the amount of $138.2 million and $138.9 million at June 30, 2009 and December 31, 2008, respectively, is carried at cost. The estimated fair value of the Company's term loan was $126.5 million and $104.2 million at June 30, 2009 and December 31, 2008, respectively, based on similar transactions and yields in an active market for similarly rated debt.

        The Company's revolving credit facility of $0 and $40.0 million at June 30, 2009 and December 31, 2008, respectively, is carried at cost. The estimated fair value of the revolver debt at June 30, 2009 and December 31, 2008 was $0 and $28.4 million, respectively, based on similar transactions and yields in an active market for similarly rated companies.

        The Company's equipment financing debt was $29.3 million and $31.9 million at June 30, 2009 and December 31, 2008, respectively and is carried at cost. The estimated fair value of this equipment financing debt as of June 30, 2009 and December 31, 2008 is $26.8 million and $23.9 million, respectively, based on comparable equipment financing transactions that similarly rated companies entered into at that date.

        The Company's short term borrowing to finance the premium payments on certain of its property insurance was $12.7 million and $4.7 million at June 30, 2009 and December 31, 2008, respectively, and is carried at cost. The carrying amounts reported on the balance sheet on this short term financing approximate fair value.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 9 of "Notes to Condensed Consolidated Financial Statements," which provides our net sales and revenues and operating income by reportable segment.

DISCONTINUED OPERATIONS

        As more fully discussed in Note 2 of "Notes to Consolidated Financial Statements," we announced the permanent closure of the underground coal mine owned by the Kodiak Mining Company LLC ("Kodiak") in December 2008, which is majority owned by Walter Minerals (formerly United Land Corporation), due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. In December 2008, we also made the decision to close our Homebuilding business ("Homebuilding"). Additionally, on April 17, 2009, we completed the spin-off of our Financing segment, which subsequently merged with Hanover Capital Mortgage Holdings, Inc. and became Walter Investment Management Corp. As such, the operating results, assets and liabilities, and cash flows of Kodiak, Homebuilding and Financing have been reported apart from our continuing operations as "discontinued operations" for all periods presented.

RESULTS OF CONTINUING OPERATIONS

Summary Operating Results of Continuing Operations for the
Three Months Ended June 30, 2009 and 2008

	For the three months ended June 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$129,371	$21,005	$18,590	$469	$(2,430)	$167,005
Miscellaneous income	1,040	675	60	340	—	2,115

Net sales and revenues	130,411	21,680	18,650	809	(2,430)	169,120
Cost of sales (exclusive of depreciation)	79,097	12,549	16,756	153	(3,212)	105,343
Depreciation	14,787	2,226	1,151	104	—	18,268
Selling, general & administrative	5,840	1,323	3,539	5,486	—	16,188
Postretirement benefits	8,050	133	(131)	(271)	—	7,781
Amortization of intangibles	—	111	—	—	—	111

Operating income (loss)	$22,637	$5,338	$(2,665)	$(4,663)	$782	$21,429

	For the three months ended June 30, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$223,907	$14,475	$52,862	$80	$(21,885)	$269,439
Miscellaneous income	3,757	743	403	470	(404)	4,969

Net sales and revenues	227,664	15,218	53,265	550	(22,289)	274,408
Cost of sales (exclusive of depreciation)	141,684	11,983	32,038	16	(21,598)	164,123
Depreciation	9,995	978	979	228	—	12,180
Selling, general & administrative	4,980	843	5,319	8,580	(530)	19,192
Postretirement benefits	7,288	(4)	(162)	(262)	—	6,860
Amortization of intangibles	—	67	—	—	—	67

Operating income (loss)	$63,717	$1,351	$15,091	$(8,012)	$(161)	$71,986

Overview

        Our income from continuing operations for the three months ended June 30, 2009 was $11.3 million, or $0.21 per diluted share, which compares to $45.6 million, or $0.86 per diluted share, for the three months ended June 30, 2008. In the three months ended June 30, 2009, net sales and revenues decreased $105.3 million and operating income decreased $50.6 million versus the same period in 2008. These decreases were primarily due to lower sales volumes of metallurgical coal and coke in the Underground Mining and Walter Coke segments.

Outlook and Strategic Initiatives

        After completing our transformation from a diversified corporation to a pure play natural resources and energy company by closing our Homebuilding segment and spinning off our Financing segment, we changed our name to Walter Energy, Inc. ("Walter"). Beginning with the first quarter of 2009, the reporting segments were revised to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes our underground metallurgical coal operations from the No. 4 and No. 7 mines and the natural gas operations. Surface Mining includes the surface coal mining operations of Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates ("Taft") as well as the results of Walter Minerals.

  Underground Mining

  •
  Approximately 1.1 million tons of metallurgical coal were sold in the second quarter of 2009 at an average price of $116.15 per short ton. April and May were challenging months, with sales volumes well below historical levels. In June, shipments to customers increased and we now are seeing strengthening demand in the metallurgical coal market.

  •
  Although worldwide demand for metallurgical coal is down, Chinese demand for metallurgical coal has increased significantly. As a result, we have recently sold our premium hard coking coal in line with, and in some cases better than, the $129.00 per metric ton Australian benchmark.

  •
  The second quarter 2009 metallurgical coal average price per short ton of $116.15 does not include any of our 2008/2009 contracted $315.00 per metric ton carryover tonnage. At the end of the second quarter of 2009, approximately 1.5 metric tons of this higher-priced tonnage from the previous contract year remains undelivered. We are currently negotiating the amount and timing of deliveries of these carryover tons and expect our customers to live up to their commitments.

  •
  Our sales volume expectation for the third quarter ranges from 1.4 million to 1.6 million tons and our forecasted third quarter operating income per ton ranges from $13.00 to $17.00. Third quarter ranges reflect a strengthening in demand and contract pricing opportunities based in part on improved June activity. Results could improve significantly if we are able to realize shipments of our higher-priced carryover tonnage, priced at approximately $315.00 per metric ton.

  •
  Metallurgical coal production totaled 1.3 million tons in the second quarter of 2009, down approximately 10% from the second quarter of 2008. As worldwide steel demand softened, we adjusted production to meet market conditions by eliminating Saturday production. Recently, with strengthening demand, we restarted Saturday production. Production costs averaged $69.38 per ton for the quarter ended June 30, 2009 as compared to $57.41 for the second quarter of 2008 as a result of lower production volumes as well as a higher than optimal ratio of higher-cost continuous miner tons to longwall tons. Production costs are expected to decrease to approximately $60.00 to $65.00 per ton in the third quarter of 2009 due to increased volumes and a higher ratio of longwall tons to continuous miner tons.

  •
  Although production costs are expected to decline in the third quarter of 2009, operating margins will be negatively impacted by the higher average cost per ton in inventory at the beginning of the third quarter.

  •
  We continue to pursue development work on our future longwall panels. We plan to start up our No. 7 East Mine expansion longwall operation in January 2010. This expansion is projected to provide 2.7 million tons of additional annual capacity. We have not yet determined our production plan for 2010.

  •
  Freight costs on metallurgical coal sales during the second quarter averaged approximately $14.00 per ton, in line with expectations for 2009, which are projected to average between $14.00 and $15.00 per ton. Royalties are expected to average 6.5% to 7.0% of metallurgical coal revenues, slightly lower than the normal range of 7.0% to 8.0% due to a higher mix of metallurgical coal produced on property we own versus leased property, which is subject to royalty payments. This percentage will return to the normal range once production for Mine No. 7's Southwest A panel is completed, which is projected for October 2009.

  •
  The natural gas business sold 1.6 billion cubic feet of natural gas at an average price of $3.45 per thousand cubic feet in the second quarter of 2009 versus $8.99 per thousand cubic feet in the second quarter of 2008. We have reduced our capital spending for conventional wells in our natural gas business, a strategy we expect to maintain until pricing improves.

  •
  We will continue to evaluate expansion opportunities, potential acquisitions and further investments in coal and natural gas.

  Surface Mining

  •
  During the second quarter of 2009, the surface mining operations produced 374,000 tons of steam and industrial coal and sold 277,000 tons at an average operating income of $14.66 per ton. In the third quarter of 2009, this business is expected to sell between 300,000 tons and 330,000 tons at an average operating income of between $12.00 to $17.00 per ton, as approximately 90 percent of expected 2009 production has been profitably priced with fixed-price contracts.

  •
  We changed the name of the United Land subsidiary to Walter Minerals, Inc. in the second quarter of 2009.

  Walter Coke

  •
  Walter Coke sold 28,247 tons of metallurgical coke and reported an operating loss of $2.7 million in the second quarter of 2009, reflecting the continued downturn in the domestic steel industry.

  •
  We expect continued weak demand and additional selling price pressure during the remainder of 2009. As a result, metallurgical coke production has been reduced to approximately 33 percent of capacity. Even with this production cut, we continue to be negatively impacted by the fixed-cost nature of this business.

  •
  In the third quarter of 2009, metallurgical coke sales are expected to range between 20,000 to 28,000 tons at an average operating loss per ton of between $141.00 and $57.00.

  •
  Our subsidiary's name was changed from Sloss Industries Corporation to Walter Coke, Inc. in the second quarter of 2009.

Summary of Second Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended June 30, 2009 were $169.1 million, a decrease of $105.3 million, or 38.4% from $274.4 million in the same period in 2008. This decline in revenues primarily resulted from a decrease in the volume of metallurgical coal sales and a decrease in natural gas revenues principally due to lower natural gas pricing in the Underground Mining segment, as well as decreased volume and pricing on metallurgical coke sales in the Walter Coke segment. These reductions in revenue were somewhat offset by an increase in revenue in the Surface Mining segment primarily due to the inclusion of Taft, which was acquired in the third quarter of 2008.

        Cost of sales, exclusive of depreciation, decreased $58.8 million to $105.3 million, a 35.8% reduction from $164.1 million in the second quarter of 2008. Cost of sales represented 63.1% of net sales for the three months ended June 30, 2009 versus 60.9% of net sales for the same period in 2008. The reduction in cost of sales in the current quarter is primarily due to the decrease in volume of sales in the Underground Mining and the Walter Coke segments.

        Depreciation for the three months ended June 30, 2009 was $18.3 million, an increase of $6.1 million compared to the same period in 2008. The increase was primarily due to investment in the expansion of mining operations, mostly during 2008, as well as replacement of certain mining equipment.

        Selling, general & administrative expenses decreased $3.0 million to $16.2 million for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. This decrease was primarily attributable to decreases in compensation-related expenses at corporate and lower legal expenses at Walter Coke.

        The effective tax rates for the three months ended June 30, 2009 and 2008 were 34.2% and 25.2%, respectively, and reflect the impact of changes in the estimates for the full-year tax rate as compared to the estimates made as of March 31, 2009 and 2008, respectively.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources and Blue Creek Coal Sales, reported revenues of $130.4 million in the second quarter of 2009, a decrease of $97.3 million from the same period last year. The decrease in revenues was primarily due to a 37.6% decrease in tons of coal sold as compared to the same period in 2008 as shown in the table below:

	Three months ended June 30,
	2009	2008
Average coal selling price(1) (per short ton)	$113.63	$110.79
Tons of coal sold(1) (in thousands)	1,090	1,747
Average hedged natural gas selling price (per mcf)	$3.45	$8.99
Billion cubic feet of natural gas sold	1.6	1.6
Number of natural gas wells	424	412

    (1)
    Includes sales of both metallurgical and purchased steam coal.

        Underground Mining reported operating income of $22.6 million in the second quarter of 2009, compared to $63.7 million in the same period in 2008. The $41.1 million decrease in operating income was primarily the result of reduced coal sales volumes, a 61.6% reduction in natural gas pricing and a $4.8 million increase in depreciation expenses as a result of continued investment in the No. 7 East mine expansion project and the replacement of certain mining equipment.

  Surface Mining

        Surface Mining, which includes the operations of TRI, Taft and Walter Minerals, reported revenues of $21.7 million in the second quarter of 2009, an increase of $6.5 million from the same period last year. The increase in revenues was primarily due to higher sales volumes resulting from the acquisition of Taft in September 2008 and an increase in the average coal selling price for TRI. Statistics for Surface Mining are presented in the following table:

	Three months ended June 30,
	2009	2008
Average coal selling price (per short ton)	$73.60	$61.71
Tons of coal sold (in thousands)	277	224

        Surface Mining reported operating income of $5.3 million in the second quarter of 2009, compared to $1.4 million in the same period in 2008. The $3.9 million increase in operating income was primarily due to increased volumes and selling prices noted above, partially offset by $1.2 million in higher depreciation primarily as a result of the addition of Taft's expenses in the 2009 period.

  Walter Coke

        Walter Coke's net sales and revenues were $18.7 million for the three months ended June 30, 2009, a decrease of $34.6 million compared to the same period in 2008 reflecting decreased customer demand in the weak domestic steel market. The decrease in demand resulted in a 73.5% decrease in metallurgical coke sales volumes and a 7.2% decrease in metallurgical coke selling price as shown below:

	Three months ended June 30,
	2009	2008
Metallurgical coke average selling price per ton	$369.07	$397.50
Metallurgical coke tons sold	28,247	106,431

        Walter Coke's operating loss was $2.7 million for the three months ended June 30, 2009 compared to an operating profit of $15.1 million in the same period in 2008, a decrease of $17.8 million. This operating loss was primarily the result of decreased sales volumes and pricing on a relatively high fixed cost structure, partially offset by lower legal expenses.

RESULTS OF OPERATIONS

Summary Operating Results of Operations for the Six Months Ended June 30, 2009 and 2008

	For the six months ended June 30, 2009
(In thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$371,249	$45,423	$40,327	$509	$(12,337)	$445,171
Miscellaneous income	3,361	2,875	230	620	—	7,086

Net sales and revenues	374,610	48,298	40,557	1,129	(12,337)	452,257
Cost of sales (exclusive of depreciation)	194,872	29,847	33,749	166	(12,825)	245,809
Depreciation	28,936	4,552	2,278	236	—	36,002
Selling, general & administrative	12,212	2,697	5,865	11,079	—	31,853
Postretirement benefits	16,100	126	(263)	(538)	—	15,425
Amortization of intangibles	—	223		—	—	223

Operating income (loss)	$122,490	$10,853	$(1,072)	$(9,814)	$488	$122,945

	For the six months ended June 30, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$365,590	$28,017	$103,524	$80	$(29,796)	$467,415
Miscellaneous income	5,279	1,678	612	761	(404)	7,926

Net sales and revenues	370,869	29,695	104,136	841	(30,200)	475,341
Cost of sales (exclusive of depreciation)	244,417	21,867	60,367	83	(28,923)	297,811
Depreciation	19,755	2,108	1,985	460	—	24,308
Selling, general & administrative	9,077	1,609	8,316	17,264	(609)	35,657
Postretirement benefits	14,575	(10)	(323)	(525)	—	13,717
Amortization of intangibles	—	139	—	—	—	139

Operating income (loss)	$83,045	$3,982	$33,791	$(16,441)	$(668)	$103,709

Summary of Year to Date Consolidated Results of Continuing Operations

        Net sales and revenues for the six months ended June 30, 2009 were $452.3 million. Revenues decreased by $23.0 million, or 4.8%, from $475.3 million in the same period in 2008. The decrease in revenues was primarily due to lower volumes and average selling prices for metallurgical coke partially offset by increased Surface Mining revenue resulting from the September 2008 acquisition of Taft, and from higher average selling prices for steam coal than in the prior year. Underground Mining revenues increased slightly due to significantly higher average selling prices largely offset by lower sales volumes and lower natural gas revenues due to lower natural gas selling prices.

        Cost of sales, exclusive of depreciation, decreased $52.0 million to $245.8 million for the six months ended June 30, 2009 and represented 55.2% of net sales in 2009 versus $297.8 million and 63.7% of net sales in the same period of 2008. The primary reason for the decrease results from reduced sales volumes at Underground Mining and Walter Coke, offset in part by increased volumes at

Surface Mining resulting from the third quarter 2008 acquisition of Taft. The decrease in cost of sales as a percentage of net sales in the 2009 period resulted primarily from the higher average selling prices at Underground Mining and Surface Mining, partially offset by lower average selling prices and higher production costs at Walter Coke.

        Depreciation for the six months ended June 30, 2009 was $36.0 million, an increase of $11.7 million compared to the same period in 2008. The increase was primarily due to our continued investment in the expansion of Underground Mining's mine operations and depreciation related to Taft.

        Selling, general & administrative expenses decreased $3.8 million to $31.9 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was primarily attributable to decreases in compensation-related expenses at corporate and lower legal expenses at Walter Coke.

        Our effective tax rate for the six months ended June 30, 2009 and 2008 was 26.3% and 27.8%, respectively. Both the 2009 and 2008 effective tax rates differ from the Federal statutory rate primarily due to the benefits from percentage depletion deductions.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining reported revenues of $374.6 million for the six months ended June 30, 2009, an increase of $3.7 million from the same period in 2008. The increase in revenues was primarily due to significantly higher average selling prices for metallurgical coal in the current year, largely offset by lower sales volumes and a decline in natural gas revenues due to lower average selling prices for natural gas versus the prior year period.

	Six months ended June 30,
	2009	2008
Average coal selling price(1) (per short ton)	$125.72	$98.61
Tons of coal sold(1) (in thousands)	2,843	3,241
Average hedged natural gas selling price (per mcf)	$4.79	$8.48
Billion cubic feet of natural gas sold	3.3	3.2
Number of natural gas wells	424	412

    (1)
    Includes sales of both metallurgical and purchased steam coal.

        Underground Mining reported operating income of $122.5 million for the six month period ended June 30, 2009, compared to $83.0 million in the same period in 2008. The $39.5 million increase in operating income was primarily due to a 27.5% increase in the average selling prices for coal versus the prior year period. Reduced coal sales volumes and reduced natural gas sales prices partially offset the impact of the price increase as did a $9.2 million increase in depreciation resulting from the continued investment in the expansion of Underground Mining's operations.

  Surface Mining

        Surface Mining reported revenues of $48.3 million for the six month period ended June 30, 2009, an increase of $18.6 million from the same period last year. The increase in revenues was primarily due to the acquisition of Taft in September 2008 and an increase in the average coal selling price at TRI. Statistics for Surface Mining are presented in the following table:

	Six months ended June 30,
	2009	2008
Average coal selling price (per short ton)	$71.90	$60.64
Tons of coal sold (in thousands)	606	423

        Surface Mining reported operating income of $10.9 million for the six month period ended June 30, 2009, compared to $4.0 million in the same period in 2008. The $6.9 million increase in operating income was primarily due to increased sales volumes and prices for the six month period ended June 30, 2009, partially offset by higher depreciation of $2.4 million, mostly due to the inclusion of Taft's depreciation.

  Walter Coke

        Walter Coke's net sales and revenues were $40.6 million for the six month period ended June 30, 2009, a decrease of $63.6 million compared to the same period in 2008 reflecting decreased customer demand in the weak domestic steel market. The decrease in demand resulted in a 65.1% decrease in metallurgical coke sales volumes and a 15.6% decrease in metallurgical coke selling price as shown below:

	Six months ended June 30,
	2009	2008
Metallurgical coke average selling price per ton	$331.65	$393.05
Metallurgical coke tons sold	73,447	210,454

        Walter Coke's operating loss was $1.1 million for the six month period ended June 30, 2009 compared to an operating profit of $33.8 million in the same period in 2008, a decrease of $34.9 million. This operating loss was primarily the result of decreased sales volumes and pricing on a relatively high fixed cost structure.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations decreased by $74.1 million from $116.1 million at December 31, 2008 to $42.0 million at June 30, 2009 reflecting $93.2 million in cash flows provided by operating activities, $50.1 million of cash flows used in investing activities and $121.2 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $102.5 million at June 30, 2009, a decrease of $38.0 million from December 31, 2008 primarily attributable to the collection of $23.2 million in 2009 related to the 2008 Black Lung Excise Tax refund claim and decreases in trade receivables in Walter Coke and Underground Mining resulting from lower revenues in the second quarter of 2009 as compared to the fourth quarter of 2008.

        Inventories were $136.6 million at June 30, 2009, an increase of $61.4 million from December 31, 2008 primarily due to metallurgical coal and coke production exceeding sales volume during the first six months of 2009, predominately at Underground Mining. Additionally, Underground Mining's inventory carried higher production costs resulting from lower production volumes as well as a higher mix of continuous miner tons to longwall tons produced.

        Net property, plant and equipment was $519.8 million at June 30, 2009, up $15.3 million from December 31, 2008, primarily due to the continued investment in the expansion and the replacement of equipment at Underground Mining's operations.

        Accounts payable were $46.9 million at June 30, 2009, down $13.6 million from December 31, 2008 primarily due to decreased demurrage and royalty costs in the Underground Mining segment as well as decreased raw material purchases in the Walter Coke segment, all of which resulted from decreased customer demand.

        Accrued expenses were $39.2 million at June 30, 2009, down $18.0 million from December 31, 2008 primarily due to the payment of bonuses and other payroll related expenses, state income taxes and various other expenses in 2009 that were accrued as of December 31, 2008.

        Long-term debt was $167.4 million at June 30, 2009, down $44.6 million from December 31, 2008 primarily due to payments of $40.0 million on the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under the revolving credit facility. Our principal source of long-term funding is the bank term loan. As of June 30, 2009, total debt decreased $36.2 million as compared to December 31, 2008. See discussion below and Note 4 of "Notes to Condensed Consolidated Financial Statements."

        Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials and interest rates and the general economy. We have experienced a reduction in prices and customer demand as a result of the current worldwide economic downturn, particularly in the worldwide steel market. Although we are beginning to see signs of improvement in the market, a continued deterioration of economic conditions could adversely impact our operating cash flows. Additionally, although financial market conditions appear to be improving, there remains volatility and uncertainty, less availability and higher costs of credit, potential counterparty defaults, and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

2005 Walter Credit Agreement, as Amended

        As of June 30, 2009, borrowings under the 2005 Walter Credit Agreement consisted of a term loan balance of $138.2 million with a weighted average interest rate of 2.59% and a revolving credit facility with no borrowings outstanding. The 2005 Walter Credit Agreement is a secured obligation of our Company and substantially all of our wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012 at which time the remaining outstanding principal is due. The revolving credit facility and the term loan bear interest at LIBOR plus 200 and 225 basis points, respectively. The commitment fee on the unused portion of the revolving credit facility is 0.4% per year. The revolving credit facility matures on October 3, 2010. In addition, the 2005 Walter Credit Agreement contains a reducing revolver commitment feature, where the total available revolver commitment may not exceed $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009. As of June 30, 2009, we had $66.1 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed below, and $283.9 million of availability for future borrowings under the revolving credit facility.

Other Debt

        In 2008, we entered into a financing arrangement and a capital lease arrangement to procure mining equipment. At June 30, 2009, $29.3 million was outstanding at an interest rate of 4.06% related to the equipment financing and $8.4 million was outstanding at an implicit rate of 9.78% related to the capital lease. In June 2009, we entered into a $12.7 million arrangement to finance the premium payments of its property insurance. The debt obligation will be repaid in nine monthly installments of $1.4 million beginning in July 2009 and has an implicit interest rate of 3.9%. As of June 30, 2009, the full $12.7 million was outstanding. In addition, as of June 30, 2009, $0.6 million of other debt was outstanding.

Contingent Obligations

        On April 20, 2009, we entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million. This stand-by letter of credit was drawn from our 2005 Walter Credit Agreement and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that we could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. We believe that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss we might suffer in the event of a default by Walter Investment. Under the terms of the support letter of credit agreement, Walter Investment agrees to reimburse us for all costs incurred in posting the support letter of credit for Walter Investment's bank credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement terminate on April 20, 2011.

        In addition, we also entered into a revolving credit facility and security agreement with Walter Investment in which we have committed to make available up to $10.0 million in the event that a major hurricane has occurred and has caused projected losses greater than $2.5 million. A condition precedent to a draw under this facility is the granting of a security interest in certain collateral. Under the terms of the revolving credit and security agreement, Walter Investment will pay all fees and repay all loans made under the facility. Any obligations under the revolving credit and security agreement will be due and payable on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

Statement of Cash Flows

        Cash balances of continuing operations were $42.0 million and $116.1 million at June 30, 2009 and December 31, 2008, respectively. The decrease in cash in the six months ended June 30, 2009 was primarily attributable to capital expenditures of $52.4 million, stock repurchases of $28.0 million, retirement of debt of $48.9 million, cash spun off to Financing of $33.8 million and cash dividend payments of $10.6 million. These uses of cash were partially offset by cash provided by operating activities of $93.2 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2009	2008
Cash flows provided by operating activities	$93,159	$50,875
Cash flows used in investing activities	(50,085)	(55,133)
Cash flows provided by (used in) financing activities	(121,226)	244,080

Cash flows provided by (used in) continuing operations	(78,152)	239,822
Cash flows provided by (used in) discontinued operations	3,602	(252,783)

Net decrease in cash and cash equivalents	$(74,550)	$(12,961)

        Net cash provided by operating activities of continuing operations was $93.2 million for the six months ended June 30, 2009 as compared to $50.9 million for the same period in 2008. The increase of $42.3 million is primarily attributable to $44.1 million of increased income from continuing operations, adjusted for non-cash items.

        Cash flows used in investing activities of continuing operations for the six months ended June 30, 2009 were $50.1 million compared to $55.1 million for the same period in 2008. Cash flows used in investing activities in the 2009 period were primarily related to additions to property, plant and equipment of $52.4 million for the replacement of equipment and the expansion of Underground Mining and Surface Mining operations as compared to $54.0 million in the 2008 period. Given current market conditions, we expect to reduce capital expenditures to about $34.0 million for the remainder of the year resulting in an expected $55.5 million decrease in full-year 2009 capital expenditures compared to full-year 2008.

        Cash flows used in financing activities of continuing operations for the six months ended June 30, 2009 were $121.2 million compared to cash flows provided by financing activities of $244.1 million in the same period in 2008. Cash flows used in financing activities in 2009 included: retirement of debt of $48.9 million, stock repurchases of $28.0 million, dividend payments of $10.6 million and cash spun off to Financing of $33.8 million, of which $16.0 million was distributed by Financing to stockholders in the form of a cash dividend. Cash flows provided by financing activities for the six months ended June 30, 2008 were primarily attributable to $280.4 million of proceeds from a stock offering, partially offset by a $35.7 million net debt retirement and dividend payments of $5.2 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. The primary market risk exposures relate to interest rate risk and commodity risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Vice Chairman (principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective as of

June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including expressions such as "believe," "anticipate," "expect," "estimate," "intend," "may," "will," and similar expressions involve known and unknown risks, and uncertainties, and other factors that may cause Walter Energy's actual results in future periods to differ materially from the expectations expressed or implied by such forward-looking statements. These factors include, among others, the following: the market demand for our products as well as changes in costs and the availability of raw material, labor, equipment and transportation; changes in weather and geologic conditions; changes in extraction costs and pricing and our assumptions and projections concerning our reserves in our mining operations; changes in customer orders; pricing actions by our competitors, customers, suppliers and contractors; changes in governmental policies and laws and changes in general economic conditions. Forward-looking statements made in this Form 10-Q, or elsewhere, speak only as of the date on which the statements were made. Any forward-looking statements should be considered in context with the various disclosures made by Walter Energy, including the Risk Factors described in our 2008 Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Walter Energy has no obligation to update its forward-looking statements as of any future date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 10 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

        We and our subsidiaries are parties to a number of other lawsuits arising in the ordinary course of our businesses. Most of these cases are in a preliminary stage and we are unable to predict a range of possible loss, if any. We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation will not have a material adverse effect on our consolidated financial position.

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. For a discussion of our risk factors, please refer to Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we are updating our risk factor that was previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 relating to the indemnification obligations of the financing business following its spin-off and merger with Hanover Capital Mortgage Holdings, Inc., as follows:

        Following the spin-off and merger of the our financing business, the surviving corporation, Walter Investment Management Corporation, may not be able to satisfy certain indemnification obligations to us. In addition, we have contingent obligations in respect of Walter Investment Management Corporation which, in certain circumstances, could become significant.

        Our financing business has merged with Hanover Capital Mortgage Holdings, Inc. and the surviving corporation, Walter Investment Management Corp. ("Walter Investment Management") is now a separately traded independent public company. Walter Investment Management is a party to certain agreements with us, including a tax sharing agreement, transition services, a joint litigation agreement, a support letter of credit agreement in the amount of $15.7 million and a revolving credit facility and security agreement in which we have committed to make available up to $10.0 million in the event a major hurricane has occurred with projected losses greater than $2.5 million. Under the terms of the tax sharing agreement, to the extent that we or Walter Investment Management takes any action that would be inconsistent with the treatment of the spin-off of the financing business from us as a tax-free transaction under Section 355 of the Code, then any tax resulting from such actions will be attributable to the acting company and will result in indemnification obligations that could be significant. Under the terms of the transition services agreement, we and Walter Investment Management will provide certain services to each party for a limited duration. Under the terms of the joint litigation agreement, Walter Investment Management will indemnify us for certain liabilities arising from businesses and operations of the financing business at the time of the spin-off. Under the terms of the support letter of credit agreement, Walter Investment Management agrees to reimburse us for all costs incurred in posting the support letter of credit for Walter Investment Management's bank credit agreement as well as any draws under bonds posted in support of Walter Investment Management and its subsidiaries. Under the terms of the revolving credit and security agreement, Walter Investment Management will pay all fees and repay all loans made under the facility. All obligations of the support letter of credit and the revolving credit and security agreement will be due and payable on April 20, 2011. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of Walter Investment Management. If Walter Investment Management is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations. In the case of the support letter of credit agreement and the revolving credit facility and security agreement, if Walter Investment Management cannot pay its obligations and the collateral backing those agreements is insufficient to satisfy the obligations, we could lose money in the satisfaction of those obligations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        In 2008, the Board of Directors approved a $100.0 million share repurchase program. Purchases are based on liquidity and market conditions. Through June 30, 2009, 2,648,493 shares for $73.1 million have been repurchased under this program. See following table for detail of equity security purchases during the first six months of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2009 - January 31, 2009	870,450		$21.77	870,450	$35.8
February 1, 2009 - February 28, 2009	516,753	(2)	$17.89	501,300	$26.9
March 1, 2009 - March 31, 2009	35	(3)	$21.21	—	$26.9
April 1, 2009 - June 30, 2009	—	(4)	—	—	—

	1,387,238			1,371,750

(1)
Our Board of Directors authorized a $100.0 million Common Stock Open Market repurchase program. Purchases are based on liquidity and market conditions.

(2)
In February 2009, we acquired 15,453 shares from employees at an average of price of $17.94 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 1995 Long-Term Incentive Stock Plan and the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

(3)
In March 2009, we acquired 35 shares from employees at an average price of $21.21 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

(4)
No amounts were acquired during the second quarter of 2009.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Shareholders was held on April 23, 2009. The stockholders voted on the following matters:

Proposal 1. The election of 9 directors (Howard L. Clark, Jr., Jerry W. Kolb, Patrick A. Kriegshauser, Joseph B. Leonard, Victor P. Patrick, Bernard G. Rethore, George R. Richmond, Michael T. Tokarz, A. J. Wagner).

        The results of the voting were as follows:

  Proposal 1: Election of Directors

Director	Affirmative Votes	Withheld Votes
Howard L. Clark, Jr.	41,849,689	6,245,047
Jerry W. Kolb	43,003,586	5,091,150
Patrick A. Kriegshauser	45,379,782	2,714,954
Joseph B. Leonard	47,348,984	745,752
Victor P. Patrick	43,380,831	4,713,904
Bernard G. Rethore	45,977,367	2,117,369
George R. Richmond	46,008,402	2,086,334
Michael T. Tokarz	42,404,395	5,690,341
A J. Wagner	45,447,334	2,647,402

Proposal 2: Approval of an amendment to Article 1 of the Amended and Restated Certificate of Incorporation to change our name to Walter Energy, Inc.

For	Against	Abstain
46,763,025	1,285,582	46,128

Proposal 3: Approval of an amendment of Article 4 of the Amended and Restated Certificate of Incorporation to authorize the issuance of preferred stock.

For	Against	Abstain
31,359,189	7,282,324	48,976

Proposal 4: Approval of Rights Agreement.

For	Against	Abstain
29,499,716	9,133,139	57,635

Proposal 5: Approval of an amendment of the Amended and Restated 2002 Long-Term Incentive Award Plan to authorize discretion in grant of awards to independent directors and ability to claw-back awards in certain circumstances.

For	Against	Abstain
36,198,331	2,423,448	68,711

Item 5.    Other Information

  (a)
  Not applicable

  (b)
  Not applicable

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive and Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Principal Executive and Financial Officer
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ VICTOR P. PATRICK Vice Chairman, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)

Date: August 7, 2009

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Three Months Ended June 30, 2009 and 2008
Summary Operating Results of Operations for the Six Months Ended June 30, 2009 and 2008
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES