Form 10-Q
period 2009-09-30
Walter Energy, Inc.
filed 2009-11-06
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        Number of shares of common stock outstanding as of October 30, 2009: 52,990,073

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2009	December 31, 2008
ASSETS
Assets of continuing operations:
Cash and cash equivalents	$87,815	$116,074
Receivables, net	122,716	140,423
Inventories	105,280	75,172
Deferred income taxes	57,326	84,669
Other current assets	30,575	26,119

Total current assets	403,712	442,457
Property, plant and equipment, net	515,952	504,585
Deferred income taxes	184,387	179,402
Other long-term assets	69,489	69,251

Total assets of continuing operations	1,173,540	1,195,695

Assets of discontinued operations:
Current assets	19,207	16,158
Long-term assets	—	18,396
Unclassified assets	—	1,837,744

Total assets of discontinued operations	19,207	1,872,298

	$1,192,747	$3,067,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities of continuing operations:
Accounts payable	$48,371	$60,497
Accrued expenses	40,398	57,230
Current debt	17,566	13,480
Accumulated postretirement benefits obligation	19,124	19,124
Other current liabilities	20,545	20,801

Total current liabilities	146,004	171,132
Long-term debt	165,269	211,905
Accumulated postretirement benefits obligation	351,168	349,184
Other long-term liabilities	257,017	273,645

Total liabilities of continuing operations	919,458	1,005,866

Liabilities of discontinued operations:
Current liabilities	7,689	12,400
Unclassified liabilities	—	1,419,458

Total liabilities of discontinued operations	7,689	1,431,858

Total liabilities	927,147	2,437,724

Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—52,927,438 and 54,143,958 shares, respectively	529	541
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	370,698	714,174
Retained earnings	26,979	50,990
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(132,541)	(137,364)
Unrealized gain (loss) on hedges, net of tax	(65)	1,928

Total stockholders' equity	265,600	630,269

	$1,192,747	$3,067,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2009	2008
Net sales and revenues:
Net sales	$276,331	$307,407
Miscellaneous income	1,974	1,400

	278,305	308,807

Costs and expenses:
Cost of sales (exclusive of depreciation)	190,678	164,801
Depreciation	18,214	13,525
Selling, general and administrative	19,238	14,036
Postretirement benefits	7,712	6,859
Amortization of intangibles	112	67

	235,954	199,288

Operating income	42,351	109,519
Interest expense	(4,780)	(5,478)
Interest income	152	155

Income from continuing operations before income tax expense	37,723	104,196
Income tax expense	13,355	32,906

Income from continuing operations	24,368	71,290
Loss from discontinued operations	(560)	(16,290)

Net income	$23,808	$55,000

Basic income (loss) per share:
Income from continuing operations	$0.46	$1.28
Loss from discontinued operations	(0.01)	(0.29)

Net income	$0.45	$0.99

Diluted income (loss) per share:
Income from continuing operations	$0.45	$1.26
Loss from discontinued operations	(0.01)	(0.29)

Net income	$0.44	$0.97

Dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the nine months ended September 30,
	2009	2008
Net sales and revenues:
Net sales	$721,502	$774,822
Miscellaneous income	9,060	9,325

	730,562	784,147

Costs and expenses:
Cost of sales (exclusive of depreciation)	436,487	462,612
Depreciation	54,216	37,833
Selling, general and administrative	51,091	49,693
Postretirement benefits	23,137	20,575
Amortization of intangibles	335	206

	565,266	570,919

Operating income	165,296	213,228
Interest expense	(13,995)	(22,375)
Interest income	628	520

Income from continuing operations before income tax expense	151,929	191,373
Income tax expense	43,375	57,172

Income from continuing operations	108,554	134,201
Loss from discontinued operations	(572)	(27,926)

Net income	$107,982	$106,275

Basic income (loss) per share:
Income from continuing operations	$2.05	$2.50
Loss from discontinued operations	(0.01)	(0.52)

Net income	$2.04	$1.98

Diluted income (loss) per share:
Income from continuing operations	$2.02	$2.47
Loss from discontinued operations	(0.01)	(0.52)

Net income	$2.01	$1.95

Dividends declared per common share	$0.30	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$630,269	$541	$714,174		$50,990	$(135,436)
Comprehensive income:
Net income	107,982			$107,982	107,982
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans	5,981			5,981		5,981
Change in unrealized gain (loss) on hedges	(1,465)			(1,465)		(1,465)

Comprehensive income				$112,498

Purchases of stock under stock repurchase program	(27,963)	(13)	(27,950)
Stock dividend for spin-off of Financing	(439,093)		(321,301)		(116,106)	(1,686)
Dividends paid, $0.30 per share	(15,887)				(15,887)
Stock-based compensation	5,565		5,565
Other	211	1	210

Balance at September 30, 2009	$265,600	$529	$370,698		$26,979	$(132,606)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the nine months ended September 30
	2009	2008
OPERATING ACTIVITIES
Net income	$107,982	$106,275
Loss from discontinued operations	572	27,926

Income from continuing operations	108,554	134,201
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	54,216	37,833
Other	21,077	6,188
Decrease (increase) in current assets:
Receivables	18,126	(71,658)
Inventories	(30,213)	(23,645)
Other current assets	11,267	7,049
Increase (decrease) in current liabilities:
Accounts payable	(12,126)	11,780
Accrued expenses and other current liabilities	(6,131)	35,168

Cash flows provided by (used in) operating activities	164,770	136,916

INVESTING ACTIVITIES
Additions to property, plant and equipment	(67,312)	(83,768)
Acquisition of Taft Coal Sales & Associates, Inc.	—	(17,871)
Other	3,667	(364)

Cash flows provided by (used in) investing activities	(63,645)	(102,003)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	330,000
Retirements of debt	(55,260)	(376,351)
Proceeds from stock offering	—	280,432
Dividends paid	(15,887)	(10,799)
Cash spun off to Financing	(33,821)	—
Purchases of stock under stock repurchase program	(27,963)	(14,461)
Other	(5,262)	12,096

Cash flows provided by (used in) financing activities	(138,193)	220,917

Cash flows provided by (used in) continuing operations	(37,068)	255,830

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	24,133	22,190
Cash flows provided by (used in) investing activities	25,732	29,116
Cash flows provided by (used in) financing activities	(41,385)	(306,559)

Cash flows provided by (used in) discontinued operations	8,480	(255,253)

Net increase (decrease) in cash and cash equivalents	$(28,588)	$577

Cash and cash equivalents at beginning of period	$116,074	$27,459
Add: Cash and cash equivalents of discontinued operations at beginning of period	1,598	3,155
Net increase (decrease) in cash and cash equivalents	(28,588)	577
Less: Cash and cash equivalents of discontinued operations at end of period	1,269	1,644

Cash and cash equivalents at end of period	$87,815	$29,547

SUPPLEMENTAL DISCLOSURES
Non-cash transactions:
Financing of one-year property insurance policy	$8,515	$9,291

Dividend to spin off Financing	$437,407	$—

Acquisition of property, plant and equipment under capital lease and other obligations	$—	$22,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 1—Basis of Presentation

        On April 23, 2009, Walter Industries, Inc. changed its name to Walter Energy, Inc. ("Walter"). Walter, together with its consolidated subsidiaries ("the Company"), is a leading U.S. producer and exporter of premium hard coking coal for the global steel industry (Underground Mining), operates surface mines for the steam coal and industrial coal markets (Surface Mining) and produces metallurgical coke (Walter Coke). In December 2008, the Company announced the closure of its Homebuilding segment and on April 17, 2009, the Company spun off its Financing segment. As a result of the closure and spin-off, amounts previously reported in those segments are presented as discontinued operations for all periods presented. See Note 2. These actions have completed the transformation of Walter Industries, Inc. from a diversified corporation to a pure play natural resources and energy company, now renamed Walter Energy, Inc.

        Prior to the first quarter of 2009, the Company's underground and surface coal mining operations were reported together as the Natural Resources segment. Beginning with the first quarter of 2009, the Company revised its reportable segments to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes the Company's underground hard coking coal operations from the No. 4 and No. 7 mines and its natural gas operations. Surface Mining includes the Company's surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. (formerly known as United Land Corporation) results. In addition, during the second quarter of 2009 the Company changed the name of its metallurgical coke manufacturer from Sloss Industries Corporation to Walter Coke, Inc. See Note 9 for segment information.

        Historically, the Company has prepared its balance sheet on an unclassified basis because the operating cycle of Financing exceeded one year. As a result of the spin-off of this business, the assets and liabilities for continuing operations are now presented on a classified basis for all periods presented to reflect the Company's current operating cycle. The assets and liabilities of discontinued operations attributable to Kodiak and Homebuilding have also been restated to reflect their one-year operating cycle. The assets and liabilities of discontinued operations attributable to Financing continue to be presented on an unclassified basis.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In addition, in accordance with FASB Accounting Standards Codification 855, Subsequent Events, the accompanying condensed consolidated financial statements of the Company reflect the evaluation of subsequent events through the date of this filing.

Note 2—Discontinued Operations

        Spin-off of Financing    On April 17, 2009, the Company completed the spin-off of its Financing business and the merger of that business with Hanover Capital Mortgage Holdings, Inc. to create

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 2—Discontinued Operations (Continued)

Walter Investment Management Corp. ("Walter Investment"), which operates as a publicly traded real estate investment trust. The spin-off was intended to be tax-free to the Company and to the shareholders of the Company for U.S. income tax purposes. The subsidiaries and assets that Walter Investment owned at the time of the spin-off included all assets of Financing except for those associated with the workers' compensation program and various other run-off insurance programs within Cardem Insurance Co., Ltd.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 2—Discontinued Operations (Continued)

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

        Closure of Homebuilding    In December 2008, the Company made the decision to close the Homebuilding business. This decision was reached despite the efforts of management and employees, including a major restructuring during 2008 that closed nearly half of the sales centers. After the decision was made, the Company immediately took steps to liquidate the remaining assets and wind down the business. As a result of the closure, the Company has reported the results of operations, assets, liabilities and cash flows of the Homebuilding segment as discontinued operations for all periods presented.

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

        The table below presents the significant components of operating results included in the loss from discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net sales and revenues	$5,041	$79,028	$82,033	$269,046

Income (loss) from discontinued operations before income tax expense (benefit)	$(1,345)	$(23,168)	$1,106	$(38,442)
Income tax expense (benefit)	(785)	(6,878)	1,678	(10,516)

Loss from discontinued operations	$(560)	$(16,290)	$(572)	$(27,926)

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

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 2—Discontinued Operations (Continued)

        The assets and liabilities of Financing, Homebuilding and Kodiak included as discontinued operations in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 are shown below (in thousands):

	September 30, 2009(a)	December 31, 2008(a)
Cash and cash equivalents	$1,269	$1,598
Instalment notes receivable	—	1,769,688
Receivables, net	353	5,235
Inventories	3,081	58,465
Property, plant and equipment, net	6,836	12,755
Other assets	7,668	24,557

Total assets(b)	$19,207	$1,872,298

Accounts payable	$688	$2,756
Accrued expenses	4,674	34,420
Other liabilities	2,327	21,861
Mortgage-backed/asset-back notes	—	1,372,821

Total liabilities(b)	$7,689	$1,431,858

(a)
The assets and liabilities of discontinued operations are being presented above on an unclassified basis in accordance with the Company's past practice. See Note 1.

(b)
Total assets and liabilities of discontinued operations are shown as "current" in the condensed consolidated balance sheet at September 30, 2009 as liquidation is expected within the next twelve months.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$78,337	$45,642
Raw materials and supplies	26,943	29,530

Total inventories	$105,280	$75,172

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 4—Debt

        Total debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Debt:
2005 Walter term loan	$137,857	$138,934
2005 Walter revolving credit facility	—	40,000
Other	44,978	46,451

Total debt	182,835	225,385
Less: current debt	(17,566)	(13,480)

Long-term debt	$165,269	$211,905

2005 Walter Credit Agreement, as Amended

        On September 3, 2009 the Company amended the 2005 Walter Credit Agreement ("Credit Agreement") to extend the maturity date for the Company's Revolving Credit Facility ("Revolver") from October 4, 2010 to July 2, 2012 and amend the size of the Revolver to $300.0 million that, subject to certain conditions, can be increased to $425.0 million. Prior to the amendment, the Revolver was scheduled to be reduced from $350.0 million to $300.0 million at September 30, 2009 and to $250.0 million at December 31, 2009. The amendment also increases the interest rate on the Revolver by 100 basis points. The commitment fee on the unused portion of the revolving facility was set at 0.5% per year for all pricing levels compared to a range of 0.4% to 0.5% per year prior to the change. In addition, certain financial covenants in the Credit Agreement were eliminated. The amendment did not affect the term loan portion of the Credit Agreement.

        As of September 30, 2009, borrowings under the Credit Agreement consisted of a term loan balance of $137.9 million with a weighted average interest rate of 2.50%. The Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012 at which time the remaining outstanding principal is due. The Revolver and the term loan currently bear interest at LIBOR plus 300 and 225 basis points, respectively. As of September 30, 2009, the Company had $64.9 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed in Note 2, $0 borrowings, and $235.1 million of availability for future borrowings under the Revolver.

Other Debt

        In 2008, the Company entered into a financing arrangement and a capital lease arrangement to procure mining equipment. At September 30, 2009, $28.0 million was outstanding at an interest rate of 4.00% related to the equipment financing and $8.1 million was outstanding at an implicit rate of 9.78% related to the capital lease. In June 2009, the Company entered into a $12.7 million arrangement to finance the premium payments of its property insurance. The debt obligation is being repaid in nine monthly installments of $1.4 million that began in July 2009 and has an interest rate of 3.90%. As of September 30, 2009, $8.5 million was outstanding. In addition, as of September 30, 2009, $0.3 million of other debt was outstanding.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 5—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,039	$1,002	$763	$748
Interest cost	3,115	3,003	5,216	5,351
Expected return on plan assets	(2,826)	(3,632)	—	—
Amortization of prior service cost (credit)	76	76	(487)	(540)
Amortization of net actuarial loss	2,341	615	2,220	1,300

Net periodic benefit cost	$3,745	$1,064	$7,712	$6,859

	Pension Benefits		Other Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$3,117	$3,006	$2,287	$2,244
Interest cost	9,345	9,009	17,482	16,051
Expected return on plan assets	(8,478)	(10,896)	—	—
Amortization of prior service cost (credit)	228	228	(1,462)	(1,620)
Amortization of net actuarial loss	7,017	1,845	4,830	3,900

Net periodic benefit cost	$11,229	$3,192	$23,137	$20,575

Note 6—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in pension and postretirement benefits obligations. Comprehensive income for the three months ended September 30, 2009 and 2008 was $26.0 million and $66.3 million, respectively. Comprehensive income for the nine months ended September 30, 2009 and 2008 was $112.5 million and $114.5 million, respectively.

Note 7—Stockholders' Equity

        In 2008, the Board of Directors approved a $100.0 million share repurchase program. Purchases are based on liquidity and market conditions. In the first quarter of 2009, 1,371,750 shares were repurchased for $28.0 million. No repurchases were made in the second or third quarters of 2009 under this program. A total of 2,648,493 shares have been repurchased for $73.1 million under this program. In addition, on April 23, 2009, shareholders voted to grant the Company the authority to issue 20,000,000 shares of Preferred Stock, par value $.01 per share. The Board believes the ability to issue preferred stock is necessary in order to provide the Company with greater flexibility in structuring future capital raising transactions, acquisitions and/or joint ventures, including taking advantage of financing techniques that receive favorable treatment from credit rating agencies. No preferred shares have been issued.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 8—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except per share data):

	For the three months ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$24,368	$24,368	$71,290	$71,290

Loss from discontinued operations	$(560)	$(560)	$(16,290)	$(16,290)

Denominator:
Average number of common shares outstanding	52,903	52,903	55,686	55,686
Effect of dilutive securities:
Stock options and restricted stock units ("units")(a)		858	—	764

	52,903	53,761	55,686	56,450

Income from continuing operations	$0.46	$0.45	$1.28	$1.26
Loss from discontinued operations	(0.01)	(0.01)	(0.29)	(0.29)

Net income per share	$0.45	$0.44	$0.99	$0.97

	For the nine months ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$108,554	$108,554	$134,201	$134,201

Loss from discontinued operations	$(572)	$(572)	$(27,926)	$(27,926)

Denominator:
Average number of common shares outstanding	53,052	53,052	53,614	53,614
Effect of dilutive securities:
Stock options and restricted stock units ("units")(a)		643	—	749

	53,052	53,695	53,614	54,363

Income from continuing operations	$2.05	$2.02	$2.50	$2.47
Loss from discontinued operations	(0.01)	(0.01)	(0.52)	(0.52)

Net income per share	$2.04	$2.01	$1.98	$1.95

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 8—Net Income Per Share (Continued)

  stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended September 30, 2009 and 2008 totaling 76,918 and 56,889, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and restricted stock units outstanding for the nine months ended September 30, 2009 and 2008 totaling 127,841 and 24,989, respectively, were excluded because their effect would have been anti-dilutive.

Note 9—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended September 30,
	2009	2008
Sales and revenues:
Underground Mining	$233,060	$251,373
Surface Mining	25,229	18,908
Walter Coke	23,307	53,738
Other	910	1,910
Consolidating eliminations of intersegment activity(a)	(4,201)	(17,122)

Net sales and revenues	$278,305	$308,807

Segment operating income (loss):
Underground Mining	$44,120	$96,319
Surface Mining	6,777	1,670
Walter Coke	(223)	14,638
Other	(8,403)	(3,082)
Consolidating eliminations of intersegment activity	80	(26)

Operating income	42,351	109,519
Less interest expense, net of interest income	(4,628)	(5,323)

Income from continuing operations before income tax expense	37,723	104,196
Income tax expense	13,355	32,906

Income from continuing operations	$24,368	$71,290

Depreciation:
Underground Mining	$14,824	$10,463
Surface Mining	2,142	1,777
Walter Coke	1,140	1,048
Other	108	237

Total	$18,214	$13,525

(a)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Walter Coke totaling $2.2 million and $8.3 million, between Surface Mining and Walter Coke totaling $1.5 million and $0.8 million, between Underground

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 9—Segment Information (Continued)

  Mining and Other totaling $0.0 and $7.4 million and between Underground Mining and Surface Mining totaling $0.5 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively.

	For the nine months ended September 30,
	2009	2008
Sales and revenues:
Underground Mining	$607,670	$622,242
Surface Mining	73,527	48,603
Walter Coke	63,864	157,874
Other	2,039	2,751
Consolidating eliminations of intersegment activity(a)	(16,538)	(47,323)

Net sales and revenues	$730,562	$784,147

Segment operating income (loss):
Underground Mining	$166,610	$179,364
Surface Mining	17,630	5,652
Walter Coke	(1,295)	48,429
Other	(18,217)	(19,523)
Consolidating eliminations of intersegment activity	568	(694)

Operating income	165,296	213,228
Less interest expense, net of interest income	(13,367)	(21,855)

Income from continuing operations before income tax expense	151,929	191,373
Income tax expense	43,375	57,172

Income from continuing operations	$108,554	$134,201

Depreciation:
Underground Mining	$43,760	$30,218
Surface Mining	6,694	3,885
Walter Coke	3,418	3,033
Other	344	697

Total	$54,216	$37,833

(a)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Walter Coke totaling $11.4 million and $19.7 million, between Surface Mining and Walter Coke totaling $3.8 million and $1.7 million, between Underground Mining and Other totaling $0.0 million and $14.2 million and between Underground Mining and Surface Mining totaling $1.3 million and $11.7 million for the nine months ended September 30, 2009 and 2008, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

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

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke site and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations. In conjunction with the Phase III work plan, the Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. The Phase III final report was submitted in March 2009 and the Company is awaiting comments from the EPA. At September 30, 2009, the Company has accrued an amount that is probable and can be reasonably estimated for the costs to be incurred to identify necessary remediation actions and establish a remediation plan. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities, the amount of these costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

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

        Debt—The Company's term loan in the amount of $137.9 million and $138.9 million at September 30, 2009 and December 31, 2008, respectively, is carried at cost. The estimated fair value of the Company's term loan was $133.7 million and $104.2 million at September 30, 2009 and December 31, 2008, respectively, based on similar transactions and yields in an active market for similarly rated debt.

        The Company's revolving credit facility of $0 and $40.0 million at September 30, 2009 and December 31, 2008, respectively, is carried at cost. The estimated fair value of the revolver debt at September 30, 2009 and December 31, 2008 was $0 and $28.4 million, respectively, based on similar transactions and yields in an active market for similarly rated companies.

        The Company's equipment financing debt was $28.0 million and $31.9 million at September 30, 2009 and December 31, 2008, respectively and is carried at cost. The estimated fair value of this equipment financing debt as of September 30, 2009 and December 31, 2008 is $27.1 million and $23.9 million, respectively, based on comparable equipment financing transactions that similarly rated companies entered into at that date.

        The Company's short term borrowing to finance the premium payments on certain of its property insurance was $8.5 million and $4.7 million at September 30, 2009 and December 31, 2008, respectively, and is carried at cost. The carrying amounts reported on the balance sheet on this short term financing approximate fair value.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 12—Subsequent Event

        On October 20, 2009, the Company entered into a swap contract to hedge 1.5 bcf of natural gas, or approximately 24% of forecasted 2010 natural gas sales, at a price of $6.20 per thousand cubic feet. The objective of the hedge is to protect against the variability in expected future cash flows attributed to changes in natural gas prices. This contract is structured as a cash flow hedge that will convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis and was not entered into for trading purposes. As such, changes in the fair value of the hedge will be recorded as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings.

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

DISCONTINUED OPERATIONS

        As more fully discussed in Note 2 of "Notes to Consolidated Financial Statements," we announced the permanent closure of the underground coal mine owned by the Kodiak Mining Company, LLC ("Kodiak") in December 2008, which is majority owned by Walter Minerals (formerly United Land Corporation), due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. In December 2008, we also made the decision to close our Homebuilding business ("Homebuilding"). Additionally, on April 17, 2009, we completed the spin-off of our Financing segment, which subsequently merged with Hanover Capital Mortgage Holdings, Inc. and became Walter Investment Management Corp. As such, the operating results, assets and liabilities, and cash flows of Kodiak, Homebuilding and Financing have been reported apart from our continuing operations as "discontinued operations" for all periods presented.

RESULTS OF CONTINUING OPERATIONS

Summary Operating Results of Continuing Operations for the
Three Months Ended September 30, 2009 and 2008

	For the three months ended September 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$232,563	$24,665	$23,269	$35	$(4,201)	$276,331
Miscellaneous income	497	564	38	875	—	1,974

Net sales and revenues	233,060	25,229	23,307	910	(4,201)	278,305
Cost of sales (exclusive of depreciation)	159,717	14,803	20,404	1	(4,247)	190,678
Depreciation	14,824	2,142	1,140	108	—	18,214
Selling, general & administrative	6,349	1,337	2,118	9,468	(34)	19,238
Postretirement benefits	8,050	58	(132)	(264)	—	7,712
Amortization of intangibles	—	112	—	—	—	112

Operating income (loss)	$44,120	$6,777	$(223)	$(8,403)	$80	$42,351

	For the three months ended September 30, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$251,479	$18,341	$53,589	$1,521	$(17,523)	$307,407
Miscellaneous income	(106)	567	149	389	401	1,400

Net sales and revenues	251,373	18,908	53,738	1,910	(17,122)	308,807
Cost of sales (exclusive of depreciation)	131,693	14,747	35,586	98	(17,323)	164,801
Depreciation	10,463	1,777	1,048	237	—	13,525
Selling, general & administrative	5,613	652	2,627	4,918	226	14,036
Postretirement benefits	7,285	(5)	(161)	(261)	1	6,859
Amortization of intangibles	—	67	—	—	—	67

Operating income (loss)	$96,319	$1,670	$14,638	$(3,082)	$(26)	$109,519

	Dollar Variance for the three months ended September 30, 2009 versus 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$(18,916)	$6,324	$(30,320)	$(1,486)	$13,322	$(31,076)
Miscellaneous income	603	(3)	(111)	486	(401)	574

Net sales and revenues	(18,313)	6,321	(30,431)	(1,000)	12,921	(30,502)
Cost of sales (exclusive of depreciation)	28,024	56	(15,182)	(97)	13,076	25,877
Depreciation	4,361	365	92	(129)	—	4,689
Selling, general & administrative	736	685	(509)	4,550	(260)	5,202
Postretirement benefits	765	63	29	(3)	(1)	853
Amortization of intangibles	—	45	—	—	—	45

Operating income (loss)	$(52,199)	$5,107	$(14,861)	$(5,321)	$106	$(67,168)

Overview

        Our income from continuing operations for the three months ended September 30, 2009 was $24.4 million, or $0.45 per diluted share, which compares to $71.3 million, or $1.26 per diluted share, for the three months ended September 30, 2008. In the three months ended September 30, 2009, net sales and revenues decreased $30.5 million and operating income decreased $67.2 million versus the same period in 2008. These decreases were primarily due to lower sales volumes and sales prices of metallurgical coke in the Walter Coke segment in addition to lower average sales prices of hard coking coal and natural gas within the Underground Mining segment.

Outlook and Strategic Initiatives

        After completing our transformation from a diversified corporation to a pure play natural resources and energy company by closing our Homebuilding segment and spinning off our Financing segment, we changed our name to Walter Energy, Inc. ("Walter"). Beginning with the first quarter of 2009, the reporting segments were revised to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes our underground hard coking coal operations from the No. 4 and No. 7 mines and the natural gas operations. Surface Mining includes the surface coal mining operations of Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as the results of Walter Minerals.

  Underground Mining

  •
  Approximately 1.9 million tons of hard coking coal were sold in the third quarter of 2009 at an average price of $121.66 per short ton. The third quarter was a record period for coking coal sales volumes as sales volumes improved each month in the period, ending with 740,000 tons sold in the month of September. Although worldwide demand for metallurgical coal is down, Chinese demand for metallurgical coal has increased significantly and has largely brought worldwide supply and demand into equilibrium. While we expect our customer focus to remain in South America and Europe, we are seeing opportunities in the spot market for sales outside of our traditional customer base, with prices above the $129.00 per metric ton Australian benchmark. For example, we had one spot shipment during the quarter, a vessel delivered to a customer in Asia at a price in excess of the Australian benchmark. Seaborne metallurgical coal market demand conditions are largely dependent on continued demand from China for metallurgical coal.

  •
  The third quarter 2009 hard coking coal average price per short ton of $121.66 included 79,000 short tons (or approximately 72,000 metric tons) of our 2008/2009 contracted $315.00 per metric ton carryover pricing. Prior to the third quarter, we had approximately 1.5 million metric tons of 2008/2009 contracted $315 per metric ton coal remaining to ship. We have now resolved 640,000 metric tons of the outstanding carryover volumes, with delivery of approximately 115,000 metric tons expected in the fourth quarter 2009 and delivery of 453,000 metric tons expected in 2010. In addition to the 453,000 metric tons priced at $315.00 per metric ton expected in 2010, we expect to deliver approximately 2.2 million metric tons in 2010 at average contract prices of $129.00 per metric ton. The remaining 2010 expected sales volume is unpriced.

  •
  Our sales volume expectation for the fourth quarter of 2009 ranges from 1.6 million to 1.7 million tons and our forecasted fourth quarter operating income per ton ranges from $27.00 to $33.00. Fourth quarter ranges reflect a strengthening in demand and contract pricing opportunities. Results could improve significantly if we are able to resolve discussions with our customers regarding approximately 860,000 tons remaining at the $315.00 per metric ton carryover pricing.

  •
  We ended the quarter with 470,000 tons in inventory, which is in line with our normal operating level. However, we expect inventories to decline further in the fourth quarter of 2009 as we expect to sell more coal than we produce.

  •
  Coking coal production totaled 1.5 million tons in the third quarter of 2009, up approximately 23% from the third quarter of 2008. With strengthening demand during the third quarter of 2009, we increased production over the prior quarter. Production costs averaged $60.60 per ton for the quarter ended September 30, 2009 as compared to $68.99 for the third quarter of 2008 as a result of increased production volume, offset in part, by higher labor and depreciation costs. Production costs are expected to increase to approximately $65.00 to $70.00 per ton in the fourth quarter of 2009 due to decreased volumes and a higher ratio of continuous miner tons to longwall tons due to anticipated longwall moves.

  •
  Although production costs are expected to increase in the fourth quarter of 2009, operating margins will be positively impacted by a higher average selling price anticipated for the fourth quarter of 2009, as compared to the third quarter of 2009.

  •
  We recently finalized our long-range mining plan and expect to produce approximately 8.0 million tons of premium hard coking coal in 2010, highlighted by incremental production from our Mine No. 7 East expansion. We also expect to increase coking coal production to between 8.5 and 9.0 million tons in 2011 and between 9.0 and 9.5 million tons in 2012.

  •
  Freight costs on metallurgical coal sales during the third quarter averaged approximately $14.00 per ton, in line with expectations for 2009, which are projected to average between $14.00 and $15.00 per ton. Royalties expenses were 5.7% of hard coking coal revenues for the third quarter of 2009 but are expected to return to our normal average of 7.0% to 8.0% of hard coking coal revenues in the fourth quarter of 2009 now that production for Mine No. 7's Southwest A panel has been completed.

  •
  The natural gas business sold 1.5 billion cubic feet of natural gas at an average price of $3.29 per thousand cubic feet in the third quarter of 2009 versus 1.7 billion cubic feet at $8.69 per thousand cubic feet in the third quarter of 2008. Pricing forecasts for 2010 have recently strengthened. In October 2009, we hedged the sale of approximately 24% of our full year 2010 production, or 1.5 bcf, at $6.20 per thousand cubic feet.

  •
  We will continue to evaluate expansion opportunities, potential acquisitions and further investments in coal and natural gas.

  Surface Mining

  •
  During the third quarter of 2009, the surface mining operations produced 359,000 tons of steam and industrial coal and sold 302,000 tons at an average operating income of $17.38 per ton. The average selling price improved $17.66 per ton versus the third quarter of 2008 primarily on new contracts that began in January 2009.

  •
  In the fourth quarter of 2009, we expect to sell between 300,000 and 330,000 tons at an average operating income of between $12.00 to $17.00 per ton, as approximately 90 percent of expected 2009 production has been profitably priced with fixed-price contracts.

  Walter Coke

  •
  Walter Coke returned to near-profitability in the third quarter of 2009 recording an operating loss of $0.2 million. The results were driven by improvements in customer demand for metallurgical coke within the domestic steel industry.

  •
  Walter Coke sold 38,478 tons of metallurgical coke at an average price of $361.95 per ton in the third quarter of 2009. In the prior year period, we sold 101,077 tons at $397.20 per ton. The decline in average selling price and sales volume reflect lower domestic steel capacity utilization versus the prior year period.

  •
  Walter Coke is expected to return to profitability in the fourth quarter of 2009 as a result of increased production to 80 coking ovens per day, supported by increased orders late in the third quarter of 2009. In the fourth quarter of 2009, metallurgical coke sales are expected to range between 78,000 to 86,000 tons at an average operating income per ton of between $19.00 and $24.00.

Summary of Third Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended September 30, 2009 decreased $30.5 million, or 9.9% from the same period in 2008. This decline in revenues resulted from decreased revenues in the Walter Coke and Underground Mining segments. The revenue decrease in the Walter Coke segment is due to lower volumes and average sales price of metallurgical coke. The decrease in the Underground Mining segment is principally due to lower natural gas revenues driven by lower volumes and pricing and decreased revenues from the sale of hard coking coal. These reductions in revenue were somewhat offset by an increase in revenue in the Surface Mining segment primarily due to an improvement in the average selling price of coal and the inclusion of a full quarter of Taft's sales in the third quarter of 2009 compared to only one month in 2008.

        Cost of sales, exclusive of depreciation, increased $25.9 million or 15.7% from the third quarter of 2008. The increase in cost of sales in the current quarter is primarily due to increased sales volumes in the Underground Mining segment as 1.9 million tons of hard coking coal were sold in the third quarter of 2009 versus 1.5 million tons in the prior year period. Cost of sales represented 69.0% of net sales for the three months ended September 30, 2009 versus 53.6% of net sales for the same period in 2008. The increase in this percentage is mostly due to the decrease in the average selling prices at Underground Mining and Walter Coke in the current quarter as compared to the same period in the prior year.

        Depreciation for the three months ended September 30, 2009 increased $4.7 million, compared to the same period in 2008. The increase was primarily due to investments in the expansion of mining operations, mostly during the last half of 2008, as well as replacement of certain mining equipment.

        Selling, general & administrative expense increased $5.2 million for the quarter ended September 30, 2009 compared to the same period in 2008 and is mostly attributable to accrued expenses associated with the planned relocation of our corporate headquarters and a prior year expense credit related to a non-cash equity compensation plan which did not occur again in 2009.

        The effective tax rates for the three months ended September 30, 2009 and 2008 were 35.4% and 31.6%, respectively, and reflect the impact of changes in the estimates for the full-year tax rate as compared to the estimates made as of June 30, 2009 and 2008, respectively.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources and Blue Creek Coal Sales, reported revenues of $233.1 million in the third quarter of 2009, a decrease of $18.3 million compared to the same period in 2008. The decrease in revenues was primarily due to a 23.9% and 62.1% decrease in the average selling price of coal and natural gas, respectively, partially offset by a 27.9% increase in sales volumes, as compared to the same period in 2008 as shown in the table below:

	Three months ended September 30,
	2009	2008
Average coal selling price(1) (per short ton)	$121.66	$159.89
Tons of coal sold(1) (in thousands)	1,871	1,463
Average hedged natural gas selling price (per mcf)	$3.29	$8.69
Billion cubic feet of natural gas sold	1.5	1.7
Number of natural gas wells	413	421

(1)
Includes intersegment sales of both metallurgical and purchased steam coal.

        Underground Mining's $52.2 million decrease in operating income in the third quarter of 2009, compared to the same period in 2008 was primarily the result of the reductions in revenues as described above, an increase in cost of sales (exclusive of depreciation) mostly due to volume increases in tons of coal sold and an increase in depreciation expenses as a result of continued investment in the No. 7 East mine expansion project and the replacement of certain mining equipment.

  Surface Mining

        Surface Mining, which includes the operations of TRI, Taft and Walter Minerals, reported a revenue increase of $6.3 million in the third quarter of 2009 compared to the same period last year.

The increase in revenues was primarily attributable to a $17.66 per ton improvement in the average coal selling price for the three months ended September 30, 2009 compared to the third quarter of 2008. Statistics for Surface Mining are presented in the following table:

	Three months ended September 30,
	2009	2008
Average coal selling price(1) (per short ton)	$78.90	$61.24
Tons of coal sold(1) (in thousands)	302	283

(1)
Includes intersegment sales of steam coal.

        Surface Mining reported an operating income increase of $5.1 million in the third quarter of 2009 compared to the same period in 2008. The increase was primarily due to increased selling prices noted above.

  Walter Coke

        Walter Coke's net sales and revenues decreased $30.4 million for the three months ended September 30, 2009 compared to the same period in 2008 reflecting decreased customer demand in the weak domestic steel market. The decrease in demand resulted in a 61.9% decrease in metallurgical coke sales volumes and an 8.9% decrease in average metallurgical coke selling price as shown below:

	Three months ended September 30,
	2009	2008
Metallurgical coke average selling price per ton	$361.95	$397.20
Metallurgical coke tons sold	38,478	101,077

        Walter Coke's operating loss was $0.2 million for the three months ended September 30, 2009 compared to an operating profit of $14.6 million in the same period in 2008, a decrease of $14.8 million. This operating loss was primarily the result of decreased sales volumes and pricing on a relatively high fixed cost structure.

RESULTS OF OPERATIONS

Summary Operating Results of Operations for the Nine months ended September 30, 2009 and 2008

	For the nine months ended September 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$603,812	$70,088	$63,596	$544	$(16,538)	$721,502
Miscellaneous income	3,858	3,439	268	1,495	—	9,060

Net sales and revenues	607,670	73,527	63,864	2,039	(16,538)	730,562
Cost of sales (exclusive of depreciation)	354,589	44,650	54,153	167	(17,072)	436,487
Depreciation	43,760	6,694	3,418	344	—	54,216
Selling, general & administrative	18,561	4,034	7,983	20,547	(34)	51,091
Postretirement benefits	24,150	184	(395)	(802)	—	23,137
Amortization of intangibles	—	335	—	—	—	335

Operating income (loss)	$166,610	$17,630	$(1,295)	$(18,217)	$568	$165,296

	For the nine months ended September 30, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$617,069	$46,358	$157,113	$1,601	$(47,319)	$774,822
Miscellaneous income	5,173	2,245	761	1,150	(4)	9,325

Net sales and revenues	622,242	48,603	157,874	2,751	(47,323)	784,147
Cost of sales (exclusive of depreciation)	376,110	36,614	95,953	181	(46,246)	462,612
Depreciation	30,218	3,885	3,033	697	—	37,833
Selling, general & administrative	14,690	2,261	10,943	22,182	(383)	49,693
Postretirement benefits	21,860	(15)	(484)	(786)	—	20,575
Amortization of intangibles	—	206	—	—	—	206

Operating income (loss)	$179,364	$5,652	$48,429	$(19,523)	$(694)	$213,228

	Dollar Variance for the nine months ended September 30, 2009 versus 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$(13,257)	$23,730	$(93,517)	$(1,057)	$30,781	$(53,320)
Miscellaneous income	(1,315)	1,194	(493)	345	4	(265)

Net sales and revenues	(14,572)	24,924	(94,010)	(712)	30,785	(53,585)
Cost of sales (exclusive of depreciation)	(21,521)	8,036	(41,800)	(14)	29,174	(26,125)
Depreciation	13,542	2,809	385	(353)	—	16,383
Selling, general & administrative	3,871	1,773	(2,960)	(1,635)	349	1,398
Postretirement benefits	2,290	199	89	(16)	—	2,562
Amortization of intangibles	—	129	—	—	—	129

Operating income (loss)	$(12,754)	$11,978	$(49,724)	$1,306	$1,262	$(47,932)

Summary of Year to Date Consolidated Results of Continuing Operations

        Net sales and revenues for the nine months ended September 30, 2009 decreased $53.6 million, or 6.8% from the same period in 2008. This decline in revenues resulted from decreased revenues in the Walter Coke segment due to lower volumes and average sales price of metallurgical coke as well as decreased revenues in the Underground Mining segment. The reduction in Underground Mining's revenues was principally due to lower natural gas revenues driven by lower pricing, lower volumes of hard coking coal sold and the sale of carbon credits in 2008 which did not occur in 2009. These decreases within the Underground Mining segment were offset in part by an increase in the average selling price of hard coking coal. Revenues from the Surface Mining segment also increased primarily due to an improvement in average selling prices.

        Cost of sales, exclusive of depreciation, decreased $26.1 million for the nine months ended September 30, 2009 compared to the same period of 2008. The primary reasons for the decrease are reduced sales volumes at Walter Coke and Underground Mining as well as decreased natural gas costs, offset in part by increased volumes at Surface Mining. Cost of sales represented 60.5% of net sales for the nine month period ended September 30, 2009, up slightly from 59.7% for the same period in 2008.

        Depreciation for the nine months ended September 30, 2009 increased $16.4 million compared to the same period in 2008. The increase was primarily due to our continued investment in the expansion of Underground Mining's mine operations and the inclusion of a full quarter of Taft's depreciation in the third quarter of 2009 compared to only one month in 2008.

        Interest expense on other debt decreased $8.4 million for the nine months ended September 30, 2009, primarily as a result of a reduction in both the weighted average borrowings for the period and the weighted average interest rate.

        Our effective tax rate for the nine months ended September 30, 2009 and 2008 was 28.5% and 29.9%, respectively. Both the 2009 and 2008 effective tax rates differ from the Federal statutory rate primarily due to the benefits from percentage depletion deductions.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining revenues decreased $14.6 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease is primarily the result of a decline in natural gas revenues due to lower average selling prices versus the prior year period, a decrease in intersegment sales volume and a decrease in sales related to the discontinued Kodiak operations, offset in part by revenue increases due to higher average selling prices for hard coking coal in 2009.

Additionally, during the nine months ended September 30, 2008, we generated approximately $7.0 million from the sale of carbon credits. No such activity occurred in 2009.

	Nine months ended September 30,
	2009	2008
Average coal selling price(1) (per short ton)	$124.11	$114.84
Tons of coal sold(1) (in thousands)	4,715	4,963
Average hedged natural gas selling price (per mcf)	$4.32	$8.55
Billion cubic feet of natural gas sold	4.8	4.8
Number of natural gas wells	413	421

(1)
Includes intersegment sales of both metallurgical coal and purchased steam coal.

        Underground Mining reported a decrease in operating income of $12.8 million for the nine month period ended September 30, 2009, compared to the same period in 2008. The decrease in operating income was primarily due to a decrease in revenues as described above, a $13.5 million increase in depreciation resulting from the continued investment in the expansion of Underground Mining's operations offset in part by a decrease in cost related to intersegment sales and costs associated with sales related to discontinued Kodiak operations.

  Surface Mining

        Surface Mining reported a revenue increase of $24.9 million for the nine months ended September 30, 2009 compared to the same period last year. The increase in revenues was primarily due to an increase in the average coal selling price at TRI in addition to the acquisition of Taft in September 2008. Statistics for Surface Mining are presented in the following table:

	Nine months ended September 30,
	2009	2008
Average coal selling price(1) (per short ton)	$74.23	$60.88
Tons of coal sold(1) (in thousands)	908	707

(1)
Includes intersegment sales of steam coal.

        Surface Mining reported an increase in operating income of $12.0 million for the nine month period ended September 30, 2009 compared to the same period in 2008. The increase in operating income was primarily due to increased sales volumes and prices for the nine month period ended September 30, 2009, partially offset by higher depreciation of $2.8 million, mostly due to the inclusion of Taft's depreciation.

  Walter Coke

        Walter Coke's net sales and revenues were down $94.0 million for the nine month period ended September 30, 2009, compared to the same period in 2008 reflecting decreased customer demand in the weak domestic steel market. The decrease in demand resulted in a 64.1% decrease in metallurgical coke sales volumes and a 13.3% decrease in metallurgical coke selling price as shown below:

	Nine months ended September 30,
	2009	2008
Metallurgical coke average selling price per ton	$342.07	$394.40
Metallurgical coke tons sold	111,925	311,531

        Walter Coke's operating loss was $1.3 million for the nine month period ended September 30, 2009 compared to an operating profit of $48.4 million in the same period in 2008, a decrease of $49.7 million. This operating loss was primarily the result of decreased sales volumes and pricing on a relatively high fixed cost structure.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations decreased by $28.3 million from $116.1 million at December 31, 2008 to $87.8 million at September 30, 2009 reflecting $164.8 million in cash flows provided by operating activities, $63.6 million of cash flows used in investing activities and $138.2 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $122.7 million at September 30, 2009, a decrease of $17.7 million from December 31, 2008 primarily attributable to the collection of $23.2 million in 2009 related to the 2008 Black Lung Excise Tax refund claim and decreases in trade receivables in Walter Coke of $7.2 million resulting from lower revenues in the third quarter of 2009 as compared to the fourth quarter of 2008. Partially offsetting the decreases was a $14.2 million increase in trade receivables in Underground Mining mostly resulting from the timing of sales.

        Inventories were $105.3 million at September 30, 2009, an increase of $30.1 million from December 31, 2008 primarily due to metallurgical coke production and steam coal production exceeding sales volume during the first nine months of 2009.

        Net property, plant and equipment was $516.0 million at September 30, 2009, up $11.4 million from December 31, 2008, primarily due to capital additions in 2009 of $67.3 million as a result of the continued investment in the expansion and the replacement of equipment at Underground Mining's operations, offset in part by depreciation of $54.2 million.

        Accounts payable were $48.4 million at September 30, 2009, down $12.1 million from December 31, 2008 primarily due to decreased demurrage costs in the Underground Mining segment as well as decreased raw material purchases in the Walter Coke segment. The decrease in demurrage mostly results from a decrease in rates and the decrease in material purchases resulted from decreased customer demand.

        Accrued expenses were $40.4 million at September 30, 2009, down $16.8 million from December 31, 2008 primarily due to the payment of bonuses and other payroll related expenses, state income taxes and various other expenses in 2009 that were accrued as of December 31, 2008.

        Long-term debt was $165.3 million at September 30, 2009, down $46.6 million from December 31, 2008 primarily due to payments of $40.0 million on the revolving credit facility.

        Other long-term liabilities were $257.0 million at September 30, 2009, down $16.6 million from December 31, 2008 primarily due to reductions in the long-term pension liability and the amortization of a coal supply contract liability.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under the revolving credit facility. Our principal source of long-term funding is the bank term loan. As of September 30, 2009, total debt decreased $42.6 million as compared to December 31, 2008. See discussion below and Note 4 of "Notes to Condensed Consolidated Financial Statements."

        Based on current forecasts and anticipated market conditions, we believe that funds generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials, interest rates and the general economy. We have experienced a reduction in coking coal and metallurgical coke prices and customer demand as a result of the current worldwide economic downturn, particularly in the worldwide steel market. Although we are beginning to see signs of improvement in the market, a continued deterioration of economic conditions could adversely impact our operating cash flows. Additionally, although financial market conditions appear to be improving, there remains volatility and uncertainty, less availability and higher costs of credit, potential counterparty defaults, and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

2005 Walter Credit Agreement, as Amended

        On September 3, 2009 we amended the 2005 Walter Credit Agreement ("Credit Agreement") to extend the maturity date for our Revolving Credit Facility ("Revolver") from October 4, 2010 to July 2, 2012 and amend the size of the Revolver to $300.0 million that, subject to certain conditions, can be increased to $425.0 million. Prior to the amendment, the Revolver was scheduled to be reduced from $350.0 million to $300.0 million at September 30, 2009 and to $250.0 million at December 31, 2009. The amendment also increases the interest rate on the Revolver by 100 basis points. The commitment fee on the unused portion of the Revolver was set at 0.5% per year for all pricing levels compared to a range of 0.4% to 0.5% per year prior to the change. In addition, the capital expenditure and senior secured leverage ratio covenants in the Credit Agreement were eliminated. The amendment did not affect the Term Loan portion of the Credit Agreement.

        As of September 30, 2009, borrowings under the Credit Agreement consisted of a term loan balance of $137.9 million with a weighted average interest rate of 2.50%. The Credit Agreement is a secured obligation of the Company and substantially all of its wholly owned domestic subsidiaries. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012 at which time the remaining outstanding principal is due. The Revolver and the term loan currently bear interest at LIBOR plus 300 and 225 basis points, respectively. As of September 30, 2009, we had $64.9 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed below, $0 borrowings and $235.1 million of availability for future borrowings under the Revolver.

Other Debt

        In 2008, we entered into a financing arrangement and a capital lease arrangement to procure mining equipment. At September 30, 2009, $28.0 million was outstanding at an interest rate of 4.00% related to the equipment financing and $8.1 million was outstanding at an implicit rate of 9.78% related to the capital lease. In June 2009, we entered into a $12.7 million arrangement to finance the premium payments of our property insurance. The debt obligation is being repaid in nine monthly installments of $1.4 million that began in July 2009 and has an implicit interest rate of 3.90%. As of September 30, 2009, $8.5 million was outstanding.

Contingent Obligations

        On April 20, 2009, we entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million. This stand-by letter of credit was issued under our 2005 Walter Credit Agreement and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that we could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. We believe that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss we might suffer in the event of a default by Walter Investment. Under the terms of the support letter of credit agreement, Walter Investment agrees to reimburse us for all costs incurred in posting the support letter of credit for Walter Investment's bank credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement terminate on April 20, 2011.

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

Statement of Cash Flows

        Cash balances of continuing operations were $87.8 million and $116.1 million at September 30, 2009 and December 31, 2008, respectively. The decrease in cash in the nine months ended September 30, 2009 was primarily attributable to capital expenditures of $67.3 million, retirement of debt of $55.3 million, cash spun off to Financing of $33.8 million, stock repurchases of $28.0 million, and cash dividend payments of $15.9 million. These uses of cash were largely offset by cash provided by operating activities of $164.8 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2009	2008
Cash flows provided by (used in) operating activities	$164,770	$136,916
Cash flows provided by (used in) investing activities	(63,645)	(102,003)
Cash flows provided by (used in) financing activities	(138,193)	220,917

Cash flows provided by (used in) continuing operations	(37,068)	255,830
Cash flows provided by (used in) discontinued operations	8,480	(255,253)

Net increase (decrease) in cash and cash equivalents	$(28,588)	$577

        Net cash provided by operating activities of continuing operations increased $27.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase is primarily attributable to an $89.8 million change in cash flows provided by receivables as $18.1 million of cash flows were provided in the nine months ended September 30, 2009 compared to $71.7 million of use in the same period in 2008, and a $5.7 million improvement in income from continuing operations, adjusted for non-cash items. These increases were offset, in part, by a $65.2 million change in cash flows from current liabilities resulting from the timing of payments and reduced federal taxes payable in addition to a $2.4 million change in cash flows from other assets.

        Cash flows used in investing activities in the 2009 period were primarily related to additions to property, plant and equipment of $67.3 million for the replacement of equipment and the expansion of Underground Mining and Surface Mining operations as compared to $83.8 million in the 2008 period. Given current market conditions, we expect to reduce capital expenditures to about $17.7 million for the remainder of 2009 resulting in an expected $56.6 million decrease in full-year 2009 capital expenditures compared to full-year 2008. In addition, cash flows used in investing activities in the 2008 period included the acquisition of Taft.

        Cash flows used in financing activities in 2009 included: retirement of debt of $55.3 million, cash spun off to Financing of $33.8 million, of which $16.0 million was distributed by Financing to stockholders in the form of a cash dividend, stock repurchases of $28.0 million and dividend payments of $15.9 million. Cash flows provided by financing activities for the nine months ended September 30, 2008 were primarily attributable to $280.4 million of proceeds from a stock offering, partially offset by a $46.4 million net debt retirement, stock repurchases of $14.5 million and dividend payments of $10.8 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer(principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

         Following the spin-off and merger of our financing business, the surviving corporation, Walter Investment Management Corp., may not be able to satisfy certain indemnification obligations to us. In addition, we have contingent obligations in respect of Walter Investment Management Corp. which, in certain circumstances, could become significant.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        In 2008, the Board of Directors approved a $100.0 million share repurchase program. Purchases are based on liquidity and market conditions. Through September 30, 2009, 2,648,493 shares for $73.1 million have been repurchased under this program. See following table for detail of equity security purchases during the first nine months of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2009 - January 31, 2009	870,450		$21.77	870,450	$35.8
February 1, 2009 - February 28, 2009	516,753	(2)	$17.89	501,300	$26.9
March 1, 2009 - March 31, 2009	35	(3)	$21.21	—	$26.9
April 1, 2009 - June 30, 2009	—	(4)	—	—	$26.9
July 1, 2009 - September 30, 2009	1,843	(5)	$55.11	—	$26.9

	1,389,081			1,371,750

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

(5)
In August and September 2009, we acquired a total of 1,843 shares from employees at an average price of $55.11 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

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
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ VICTOR P. PATRICK Chief Executive Officer, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)
Date: November 6, 2009

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Three Months Ended September 30, 2009 and 2008
Summary Operating Results of Operations for the Nine months ended September 30, 2009 and 2008
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES