Form 10-K
period 2009-12-31
Walter Energy, Inc.
filed 2010-02-26
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2009, the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.9 billion.

Number of shares of common stock outstanding as of January 31, 2010: 53,296,211

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 21, 2010 are incorporated by reference in Part III of this Form 10-K.

 CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

        This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should" and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

  •
  Deteriorating conditions in the financial markets;

  •
  Global economic crisis;

  •
  Decline in global steel demand;

  •
  Inaccessibility of coal needed for our cokemaking could impair our ability to fill customer orders;

  •
  Prolonged decline in the price of coal;

  •
  Our customers refusal to honor or renew contracts;

  •
  Market conditions beyond our control;

  •
  Title defects preventing us from (or resulting in additional costs for) mining our properties;

  •
  Unavailability of cost-effective transportation for our coal;

  •
  A significant increase in competitive pressures;

  •
  Significant cost increases and delays in the delivery of purchased components;

  •
  Availability of adequate skilled employees and other labor relations matters;

  •
  Greater than anticipated costs incurred for compliance with environmental liabilities;

  •
  Factors beyond our control could impact the accuracy of estimated coal reserves;

  •
  Future regulations could increase our costs or limit our ability to produce coal;

  •
  New laws and regulations to reduce greenhouse gas emissions could adversely impact the demand for our coal reserves;

  •
  Postretirement benefit and pension obligations could be materially higher than estimated if our underlying assumptions are incorrect;

  •
  Greater than expected workers' compensation and medical claims could reduce profitability;

  •
  Adverse rulings in current or future litigation could impact our profitability;

  •
  Inability to access needed capital could limit our ability to operate our business

  •
  A downgrade in our credit rating could adversely impact our costs and expenses;

  •
  The anticipated loss of some of our executive officers and other key personnel as a result of the relocation of our corporate offices could harm our business;

  •
  Concentration of our coal and gas producing properties in one area subjects us to risk;

  •
  Our ability to attract and retain key personnel;

  •
  Our ability to identify suitable acquisition candidates to promote growth;

  •
  Volatility in the price of our common stock;

  •
  Our ability to pay regular dividends to stockholders could be restricted;

  •
  Potential suitors could be discouraged by our stockholder rights agreement;

  •
  Our exposure to indemnification obligations;

  •
  A former subsidiary may not be able to satisfy certain obligations to us and we could become liable for certain contingent obligations to them, which could become significant;

  •
  Other factors, including the other factors discussed in Item 1A, "Risk Factors," as updated by any subsequent Form 10-Qs or other documents that are on file with the Securities and Exchange Commission.

        You should keep in mind that any forward-looking statement made by us in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Annual Report on Form 10-K or elsewhere might not occur.

 GLOSSARY OF SELECTED MINING TERMS

        Ash.    Impurities consisting of iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

        Assigned reserves.    Coal that is planned to be mined at an operation that is currently operating, currently idled, or for which permits have been submitted and plans are eventually to develop the operation.

        Bituminous coal.    A common type of coal with moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btus per pound. It is dense and black and often has well-defined bands of bright and dull material.

        British thermal unit, or "Btu".    A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

        Coal seam.    Coal deposits occur in layers. Each layer is called a "seam."

        Coke.    A hard, dry carbon substance produced by heating coal to a very high temperature in the absence of air. Coke is used in the manufacture of iron and steel. Its production results in a number of useful by-products.

        Compliance coal.    Coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus, as required by Phase II of the Clean Air Act.

        Continuous miner.    A machine used in underground mining to cut coal from the seam and load onto conveyers or shuttle cars in a continuous operation. In contrast, a conventional mining unit must stop extracting in order to begin loading.

        Continuous mining.    A form of underground mining that cuts the coal from the seam and loads continuously, thus eliminating the separate cycles of cutting, drilling, shooting and loading.

        Hard coking coal.    Hard coking coal is a type of metallurgical coal that is a necessary input in the production of strong coke. It is evaluated based on the strength, yield and size distribution of coke produced which is dependent on rank and plastic properties of the coal. Hard coking coals trade at a premium to other coals due to their importance in producing strong coke and as they are of limited resources.

        Indicated (Probable) reserves.    Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

        Industrial coal.    Coal generally used as a heat source in the production of lime, cement, or for other industrial uses and is not considered steam coal or metallurgical coal.

        Longwall mining.    A form of underground mining that employs two rotating drums pulled mechanically back and forth across a long surface of the coal. A hydraulic system supports the roof of the mine while the drum is mining the coal. Chain conveyors move the loosened coal to an underground mine conveyor to transport to the surface. Longwall mining is the most efficient underground mining method in the United States.

        Measured (Proven) reserves.    Reserves for which: (a) quantity is computed from dimensions revealed in outcrops (part of a rock formation that appears at the surface of the ground), trenches,

workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

        Metallurgical coal.    The various grades of coal suitable for carbonization to make coke for steel manufacture, including hard coking coal (see definition above), semi-soft coking coal (SSCC) and coal used for pulverized coal injection (PCI). Also known as "met" coal, its quality depends on four important criteria: (1) volatility, which affects coke yield; (2) the level of impurities including sulfur and ash, which affect coke quality; (2) composition, which affects coke strength; and (4) other basic characteristics that affect coke oven safety. Met coal typically has a particularly high Btu but low ash and sulfur content.

        Nitrogen oxide (NOx).    Produced as a gaseous by-product of coal combustion. It is a harmful pollutant that contributes to smog.

        Overburden.    Layers of earth and rock covering a coal seam. In surface mining operations, overburden is removed prior to coal extraction.

        Preparation plant.    Usually located on a mine site, although one plant may serve several mines. A preparation plant is a facility for crushing, sizing and washing coal to remove impurities and prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal's sulfur content.

        Recoverable reserves.    Tons of mineable coal which can be extracted and marketed after deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses.

        Reclamation.    The process of restoring land and the environment to their original state following mining activities. The process commonly includes "recontouring" or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers. Reclamation operations are usually underway before the mining of a particular site is completed. Reclamation is closely regulated by both state and federal law.

        Reserve.    That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

        Roof.    The stratum of rock or other mineral above a coal seam; the overhead surface of a coal working place.

        Steam coal.    Coal used by power plants and industrial steam boilers to produce electricity, steam or both. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

        Sulfur.    One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned. Sulfur dioxide is produced as a gaseous by-product of coal combustion.

        Surface mine.    A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil (see "Overburden"). About 67% of total U.S. coal production comes from surface mines.

        Tons.    A "short" or net ton is equal to 2,000 pounds. A "long" or British ton is equal to 2,240 pounds; a "metric" ton is approximately 2,205 pounds. Unless otherwise indicated, the short ton is the unit of measure referred to in this document. The international standard for quoting price per ton is based on the U.S. dollar per metric ton.

        Unassigned reserves.    Coal that is likely to be mined in the future, but which is not considered Assigned reserves.

        Underground mine.    Also known as a "deep" mine. Usually located several hundred feet or more below the earth's surface, an underground mine's coal is removed mechanically and transferred by shuttle car and conveyor to the surface. Underground mines account for about 33% of annual U.S. coal production.

 PART I

Item 1.    Description of Business

Introduction

        We are a leading producer and exporter of metallurgical coal for the global steel industry and also produce steam coal, coal bed methane gas ("natural gas"), metallurgical coke and other related products. We trace our roots back to 1946 when Jim Walter began a homebuilding business in Tampa, Florida. Although we were focused on Homebuilding during our early years, we later branched out into many different businesses, including the development, in 1972, of four underground coal mines in the Blue Creek coal seam near Brookwood, Alabama. In 1987 a group of investors formed a new company, subsequently named Walter Industries, Inc. and engineered a leveraged buyout, successfully completed in 1988. In 1997, Walter Industries, Inc. began trading on the New York Stock Exchange. In 2009 we closed our Homebuilding business and spun off our Financing business. Our Homebuilding business was an on-your-lot homebuilder and our Financing business serviced non-conforming instalment notes and loans that were secured by mortgages and liens. With all of our businesses now concentrated in coal and natural gas, we changed our name to Walter Energy, Inc. in April 2009.

Overview

        Our primary business, the mining and exporting of hard coking coal for the steel industry, is included in our Underground Mining segment (comprised of Jim Walter Resources, Inc. or "JWR" and Blue Creek Coal Sales, Inc.). JWR, the country's southernmost Appalachian coal producer, mines high quality coal from Alabama's Blue Creek coal seam. JWR's mines are 1,500 to 2,200 feet underground, making them some of the deepest vertical shaft coal mines in North America. Metallurgical coal mined from the Blue Creek seam contains very low sulfur, has strong coking properties and high heat value making it ideally suited to the needs of steel makers as a coking coal and to utilities as a steam coal. In 2009, the Underground Mining segment produced 6.1 million tons of high quality metallurgical coal. Underground Mining has convenient access to the port of Mobile, Alabama through barge and by railroad allowing us to minimize our transportation costs.

        Underground Mining also extracts methane gas, principally from the Blue Creek coal seam. Our natural gas business represents one of the most extensive and comprehensive commercial programs for coal seam degasification in the country, producing approximately 19 million cubic feet of gas daily from our 400-plus wells.

        Through our Walter Coke segment, we manufacture furnace and foundry coke, collectively referred to as "metallurgical coke." Foundry coke is marketed to iron pipe plants and foundries producing castings. Furnace coke is primarily sold to the domestic steel industry for producing steel in blast furnaces. Walter Coke delivers product to its customers via rail (onsite rail facility), truck and barge.

        In our Surface Mining segment, we also mine steam coal for sale to industrial and electric utility markets through our Taft Coal Sales, Tuscaloosa Resources and Walter Minerals subsidiaries.

        The financial results of our industry segments is included in Note 16 of "Notes to Consolidated Financial Statements" included in this Form 10-K.

2009 Developments

        Spin-off and Merger of Financing Segment    On April 17, 2009, we completed the spin-off of our Financing business and the merger of that business with Hanover Capital Mortgage Holdings, Inc. to create Walter Investment Management Corp. ("Walter Investment"), which operates as a publicly traded real estate investment trust. The subsidiaries and assets that Walter Investment owned at the time of the spin-off included all assets of Financing except for those associated with the workers'

compensation program and various other run-off insurance programs within Cardem Insurance Co., Ltd. See "Notes to Consolidated Financial Statements" included herein for further information.

        Corporate Name Change and Segment Revisions    On April 23, 2009, we changed our name from Walter Industries, Inc. to Walter Energy, Inc. ("Walter"). In addition, prior to the first quarter of 2009, our underground and surface coal mining operations were reported together as the Natural Resources segment. Beginning in 2009, we revised our reportable segments to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes our underground metallurgical coal operations from the No. 4 and No. 7 mines and our natural gas operations. Surface Mining includes our surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. (formerly known as United Land Corporation) results. In addition, during the second quarter of 2009, we changed the name of our metallurgical coke manufacturer from Sloss Industries Corporation to Walter Coke, Inc., ("Walter Coke"). See Note 16 of "Notes to Consolidated Financial Statements" included in this Form 10-K. for segment information.

        Share Repurchase Program    In 2009, we repurchased $34.2 million or 1.5 million shares of our outstanding stock under our Board of Directors approved $100.0 million share repurchase program. As of December 31, 2009, there was $20.6 million remaining under this program. Purchases are based on liquidity and market conditions. In addition, on April 23, 2009, shareholders voted to grant us the authority to issue 20,000,000 shares of Preferred Stock, par value $.01 per share. No preferred shares have been issued.

        Debt Amendment    On September 3, 2009, we amended the 2005 Walter Credit Agreement ("Credit Agreement") to extend the maturity date for our Revolving Credit Facility ("Revolver") from October 4, 2010 to July 2, 2012 and amend the size of the Revolver to $300.0 million that, subject to certain conditions, can be increased to $425.0 million. See Management's Discussion and Analysis for further information.

The Coal Industry

        Coal is one of the most available and important energy sources in the world, providing approximately 26% of the world's primary energy needs according to the World Coal Institute ("WCI"). Per the WCI, the most significant uses for coal are for electricity generation, steel production, cement manufacturing and as a liquid fuel. According to the WCI, approximately 41% of the world's electricity is generated from coal and this level is expected to increase to 44% by 2030. During 2008, coal was used to generate approximately 49% of the electricity in the United States according to the International Energy Agency ("IEA").

        Approximately 66% of global steel is produced in Basic Oxygen Furnaces according to the WCI. After metallurgical coal is converted to coke it is used in blast furnaces to smelt iron ore which is subsequently used to produce steel. Steel is critical to everyday life. For example, it is used in cars, buildings, trains, ships, bridges, medical equipment and refrigerators. Metallurgical coal is critical in making coke for steel manufacturing due to its characteristics: lower volatility, lower sulfur and ash content and favorable coking characteristics (higher coke strength). Additionally, metallurgical coal has a higher Btu value. A significant amount of steel is also produced in Electric Arc Furnaces, a process in which a large percentage of the electricity is generated from coal-fired power stations.

        Coal is mined in more than 50 countries in the world and used in more than 70 countries. Coal's appeal is that it is readily available from a wide variety of sources, its prices have been lower and more stable than oil and gas prices, and it is likely to remain the most affordable fuel for power generation in many developing and industrialized nations for several decades per the WCI. By contrast, at current production levels, proven coal reserves are estimated to last 122 years while oil and gas reserves are estimated to last approximately 42 and 60 years, respectively. The top five coal producing countries in the world are China, the United States, India, Australia and Russia. The largest exporters of coal in 2008 were Australia, Indonesia and Russia (the U.S. is 5th) according to the WCI. The leading exporters of metallurgical coal for coking, per the WCI, are Australia, the United States and Indonesia. Because coking (metallurgical) coal is more expensive than steam coal, exporters are able to afford the high freight rates involved in exporting coking coal worldwide.

Coal Characteristics

        Coal is generally classified by end use as either metallurgical coal or steam coal. Sulfur, ash and moisture content as well as coking characteristics are key attributes in grading metallurgical coal while heat value, ash and sulfur content are important variables in rating steam coal. We currently mine, process, market and transport coal with the characteristics described below.

        Sulfur Content (metallurgical and steam coal):    Although sulfur content can differ from seam to seam, our metallurgical sulfur content ranges from 0.65% to 0.8%, a low value which is preferred by customers. Coal produces undesirable sulfur dioxide when it burns, the amount of which depends on the concentration of sulfur in the coal as well as the chemical composition.

        Ash and Moisture (metallurgical and steam coal):    Ash residue is what remains after the combustion of coal. Low ash is desirable because businesses must dispose of ash after the coal is used. High moisture content decreases the heat value of the coal which is undesirable and increases the coal's weight which is also negative because higher weight increases transportation charges. Our metallurgical coal has a 9% ash rating which is desirable.

        Coking Characteristics (metallurgical coal):    Two important coking characteristics are coke strength and volatility. Measuring the expansion and contraction of coal when heated determines the strength of coke that could be produced from the coal. When coal is heated in the absence of air, the loss in mass less moisture is volatility. Volatility of metallurgical coal is used to determine the percentage of coal that becomes coke. This measure is known as coke yield. A low volatility results in a higher coke yield. Our metallurgical coal has both a high rating for coke strength as well as a low measure of volatility.

Description of Our Business

        We operate our business through three principal business segments-Underground Mining, Surface Mining and Walter Coke. Our industry segment financial information is included in Note 16 of "Notes to Consolidated Financial Statements" included herein. During 2009, we actively operated five mines. We operate two metallurgical coal mines in Southern Appalachia's Blue Creek coal seam, the No. 7 Mine (which includes No. 7 East) and the No. 4 Mine, both operated by Underground Mining, and three steam coal mines operated by Surface Mining, TRI's East Brookwood Mine, Walter Minerals' Highway 59 Mine and Taft's Choctaw Mine. The following map provides our Underground Mining, Surface Mining, and Walter Coke locations as of December 31, 2009. For a comprehensive summary of all of our coal properties and of our coal reserves and production levels, see the tables summarizing our coal reserves and production in "Item 2. Description of Property" in this Form 10-K.

Underground Mining

        Our principal business segment, comprising more than 80% of our revenue and operating income, is our Underground Mining segment. Underground Mining includes the operations of our JWR subsidiary. Underground Mining is headquartered in Brookwood, Alabama and currently has approximately 140.4 million tons of recoverable reserves from our mines located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at about 2,000 feet below the surface, the No. 4 and No. 7 mines are some of the deepest underground coal mines in North America. We extract coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high Btu values that can be sold either as metallurgical coal (used to produce coke) or as compliance steam coal (used by electric utilities because it meets current environmental compliance specifications).

        The coal from JWR's Mines No. 4 and 7 is currently sold as a high quality low- and mid-vol metallurgical coal. JWR has more than 1,400 active employees. At forecasted production levels, we estimate the current reserves to have a 15 to 17 year life. Mines No. 4 and No.7 are located near Brookwood, Alabama, and are serviced by CSX rail. Both mines have access to our barge load out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile, whereby shipments are delivered to our international customers via ocean vessels. More than 97% of the metallurgical coal sales in our Underground Mining segment are sales to international customers. The coal producer is responsible for transporting the coal from the mine to the export coal-loading facility. Export coal is usually sold at the loading port, with the buyer responsible for further transportation to their plant.

        Since potential customers may choose a metallurgical coal supplier in large part based on transportation costs, this is a critical issue. We have the advantage of having our mines conveniently located near both barge load out facilities and railroad transportation (CSX rail) with direct access to the Port of Mobile, minimizing our transportation costs.

        Approximately 80% of JWR's metallurgical coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. Historically, JWR has operated one longwall mining system in each mine for primary production and four to six continuous miner sections in each mine for the development of mains and longwall panel entries. As discussed in previous periods, we invested in our Mine No. 7 East Expansion such that the No. 7 mine now operates two longwall mining systems. JWR's optimal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. By utilizing longwall mining, our full year 2009 production costs for metallurgical coal averaged $61.12 per ton.

        In longwall mining, mechanized shearers are used to cut and remove the coal from long rectangular blocks of medium or thick seams. After the coal is removed, it drops onto a chain conveyor, which moves it to a second conveyor that will ultimately take the coal to the surface. Temporary hydraulic-powered roof supports hold up the roof throughout the extraction process. This method of mining has proven to be more efficient than other mining methods, with a recovery rate of nearly 45 percent, but the equipment is more expensive than other conventional mining methods and cannot be used in all geological circumstances. In longwall mining, only the main tunnels are bolted. Most of the longwall panel is allowed to collapse behind the shields (which hold the roof as coal is excavated).

        Included in Underground Mining is our natural gas operation which is also headquartered in Brookwood, Alabama. This operation extracts and sells natural gas from the coal seams owned or leased by JWR, primarily through Black Warrior Methane Corp., an equal ownership joint venture with El Paso Production Co., a subsidiary of El Paso Corporation. The original motivation for the joint venture was to increase safety in JWR's Blue Creek mines by reducing natural gas concentrations with wells drilled in conjunction with the mining operations. There were approximately 400 wells producing approximately 6.1 billion cubic feet of natural gas in 2009. JWR also operates a wholly owned low quality gas ("LQG") facility. The degasification operation has improved mining operations and safety by reducing methane gas levels in the mines, and has been a profitable operation. We expect production of natural gas to be 6.0 to 6.3 billion cubic feet in 2010.

Surface Mining

        We are currently operating three surface mines in Alabama with planned production for 2010 of approximately 1.3 million to 1.4 million tons of coal. We mine steam and industrial coal principally for the industrial and electric utility markets. Our coal mines are convenient to our barge load out facility as well as two rail load out facilities. Our steam and industrial coal business currently represents approximately 10% of our total revenues.

        Taft's Choctaw Mine    The Choctaw Mine is located near Parrish in Walker County, Alabama and has an onsite rail facility serviced by Norfolk Southern rail. Access to Highway 269 provides delivery access to local customers via truck. The Choctaw Mine is a surface mine that primarily produces steam and industrial coal. Taft is able to blend coal to meet utility and industrial customers' needs.

        TRI's East Brookwood and Highway 59 Mines    TRI's East Brookwood and Highway 59 mines are located in Tuscaloosa County near Brookwood, Alabama. They both have access to our barge load out facility on the Black Warrior River. The East Brookwood and Highway 59 mines are surface mines that produce steam and industrial coal. Approximately half of TRI's coal is delivered via barges to a local power company. The remainder is delivered to customers via truck. As with Taft, TRI is able to blend coal to meet industrial utility customers' requirements.

        We also own two mines that are ready for operation and will be placed in service when market conditions permit. Taft's Reid School Mine is located in Blount County, Alabama and will have access to Highway 79 for delivery to local customers via truck. Walter Mineral's Flat Top Mine is located in Adamsville, Alabama near Highway 78 where coal will be delivered to local customers via truck.

Coal Preparation and Blending

        All of our coal mines are located in Alabama and we have coal preparation and blending facilities convenient to each of our mines. Using our facilities, we are able to efficiently blend our coal to meet our customers' specifications.

Marketing, Sales and Customers

        Coal prices are impacted by many factors and differ substantially by region. Factors impacting coal prices include the overall economy, the demand for electricity, the demand for steel, location, the market, quality and type of coal, mine operation costs and the cost of alternative fuels. The major factors influencing our business are the economy and the demand for steel. Our high quality Blue Creek coal is rated among the highest quality coals in the world and is preferred as a base coal in our customers' blends. Our marketing strategy is to focus on international markets mostly in Europe and South America where we have a significant transportation cost advantage and where our coal is in high demand.

        During 2009, approximately 59% of our hard coking coal shipments were to customers in Europe and approximately 26% to South America. We are the largest U.S. supplier of hard coking coal into South America. Further, we focus on long-term customer relationships where we have a competitive advantage. We sell most of our metallurgical coal under fixed price supply contracts, usually with a one year term, running principally from April through March or from July through June. Some sales of metallurgical coal can, however, occur in the spot market as dictated by available supply and market demand.

        During 2009, our Underground Mining segment's two largest customers represented approximately 17% and 16% of the Underground Mining segment's sales. Even in this challenging economy we believe that the loss of these customers would not have a material adverse effect on our results of operations as the loss of volume from these customers would be replaced with sales to other existing or new customers due to the demand for our metallurgical coal. Our outlook on the long-term prospects for growth and related demand for our product is very strong.

        Our Surface Mining segment markets its steam and industrial coal to customers in the United States, generally under long term contracts. Our customers for steam coal are electric utility and industrial customers.

        Our sales backlog of fixed-priced, fixed-quantity contracts was approximately 4.1 million tons as of December 31, 2009, which includes sales of both metallurgical and steam coal. This tonnage is expected to be delivered in 2010.

Trade Names, Trademarks and Patents

        The names of each of our subsidiaries are well established in the respective markets they serve. Management believes that customer recognition of such trade names is of significant importance. Our subsidiaries have numerous patents and trademarks. Management does not believe, however, that any one such patent or trademark is material to our individual segments or to the business as a whole.

Competition

        Substantially all of our metallurgical coal sales are exported. Our major competitors are businesses that sell into our core business areas of Europe and South America. In both Europe and South America, we primarily compete with producers of premium coking coal from Australia, Canada and North America. The principal areas in which we compete are coal prices at the port of shipment, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our metallurgical coal is significantly dependent on the general economy and the worldwide demand for steel. Although there are significant challenges in this current difficult economy, we believe that we have competitive strengths in our business areas that provide us with distinct competitive advantages.

Competitive Strengths

        We have a premium product.    Blue Creek Coal is recognized to be among the highest quality coals in the world. Its characteristics are very low sulfur, low ash and low volatility. These strong coking properties and high heat value make it ideally suited for steel makers as a coking coal and to utilities as a steam coal.

        We have a significant transportation advantage in shipping to our customers.    Our principal mines in Brookwood, Alabama are serviced by CSX rail. We also have access to our barge load out facility on the Black Warrior River. Service via rail or barge is a relatively short distance to the Port of Mobile. Since customers for our coal are primarily in Europe and South America we are able to ship our coal quickly and at a relatively favorable cost.

        We are a low-cost producer making our coal competitive on a delivered basis.    We primarily use longwall mining for our metallurgical coal, recognized as the most efficient underground mining method in the United States. We have invested in expanded longwall mining in our Mine No. 7 East expansion, which has added to our annual production capacity. We expect to increase annual production capacity from 6.0 million tons in 2009, increasing annually to an estimated 9.5 million tons of annual capacity achievable in 2012. With the East expansion, Mine No. 7 is the largest producer of low-vol metallurgical coal in the United States. By increasing our longwall mining capabilities, the cost per ton to mine our metallurgical coal has been reduced.

        We maintain excellent relationships with our customers.    Customers want good products, delivered on a timely basis at a fair price. Having a premium product and with our production and transportation efficiencies, we are able to deliver a premium product at a competitive price on a timely basis. As a result, we have maintained excellent relationships with our customers over many years.

        We have a strong balance sheet to meet unknown issues that may arise.    With the uncertain economy it is important to maintain access to credit and liquidity. We have a minimal amount of funded debt and zero borrowings under our revolving credit facility. Operationally, our cash flow is very strong and we expect to maintain this strong financial profile

        We are able to purchase and blend coal to the customer's specifications.    In order to provide the customer exactly what he needs at the lowest possible price, we are able to blend our high quality coal to meet the customer's energy needs at an affordable price.

Environmental and Other Regulatory Matters

        Our businesses are subject to numerous federal, state and local laws and regulations with respect to matters such as permitting and licensing requirements, employee health and safety, reclamation and restoration of property and protection of the environment. Environmental laws and regulations include, but are not limited to, the federal Clean Air Act ("CAA") and its state counterpart with respect to air emissions; the Clean Water Act ("CWA") and its state counterpart with respect to water discharges; the Resource Conservation and Recovery Act ("RCRA") and its state counterparts with respect to solid and hazardous waste generation, treatment, storage and disposal; as well as the regulation of underground storage tanks; and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and its state counterpart with respect to releases, threatened releases, and remediation of hazardous substances. Other environmental laws and regulations require reporting, even though the impact of that reporting is unknown. Compliance with these laws and regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production at our operations. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations) related to the protection of the environment, could result in substantially increased capital, operating and compliance costs and have a material adverse effect on our operations and/or our customers' ability to use our products.

        We strive to conduct our mining, natural gas and coke operations in compliance with all applicable federal, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations occur from time to time in our industry and at our operations. In recent years, expenditures for regulatory or environmental obligations have been mainly for safety or process changes, although certainly some expenditures continue to be made at several facilities to comply with ongoing monitoring or investigation obligations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. We believe that our major North American competitors are confronted by substantially similar conditions and thus do not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to foreign producers and operators who may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable state legislation and its production methods.

Permitting and Approvals

        Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment, the public and our employees. In addition, we must also submit a comprehensive plan for mining and restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. The requirements are costly and time-consuming and may delay commencement or continuation of exploration or production at our operations. Typically we submit our necessary mining permit applications several months, or even years, before we anticipate mining a new area.

        Our coking operations are subject to numerous regulatory permits and approvals, including air and water permits. These permits subject us to monitoring and reporting requirements. We typically submit our necessary permit renewal applications several months prior to expiration.

        Applications for permits or permit renewals at our mining and coking operations are subject to public comment and may be subject to litigation from third parties seeking to deny issuance of a permit or to overturn the agency's grant of the permit application, which may also delay commencement or continuation of our mining and coking operations. Further, regulations provide that applications for certain permits or permit modifications can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. In the current regulatory environment, we anticipate approvals will take even longer than previously experienced, and some permits may not be issued at all. Significant delays in obtaining, or denial of, permits could have a material adverse effect on our business.

Mine Health and Safety

        Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Federal Mine Safety and Health Administration ("MSHA") monitors compliance with these federal laws and regulations and can impose under recently enacted regulations maximum penalties of up to $220,000 for certain violations, as well as closure of mines. In addition, certain portions of the Coal Mine Safety and Health Act of 1969 and the Federal Mine Safety and Health Act of 1977, as amended, require payments of benefits to disabled coal miners with black lung disease and to certain survivors of miners who die from black lung disease.

        Underground mining accidents involving fatalities in 2006 received national attention and prompted responses at the federal and state levels that have resulted in increased scrutiny of current safety practices and procedures in the mining industry. On June 15, 2006, Congress passed the federal Mine Improvement and New Emergency Response Act of 2006 (the "MINER Act"). Implementation of the specific requirements is currently underway. The implementation of these new requirements has caused us and will cause us to incur substantial additional costs which will impact our operating costs. The additional requirements of the MINER Act and implementing federal regulations include, among other things, expanded emergency response plans, providing additional quantities of breathable air for emergencies, installation of refuge chambers in underground coal mines, installation of two-way communications and tracking systems for underground coal mines, new standards for sealing mined out areas of underground coal mines, more available mine rescue teams and enhanced training for emergencies.

        On January 25, 2006, an Alabama circuit judge ordered the Alabama governor and legislature to take action to ensure the safety of Alabama's mineworkers. On February 2, 2010, Alabama Senate Bill 362 was proposed and read to the Senate's Business and Labor Committee. The bill purports to extensively revise and modernize the Alabama Coal Mine Safety Law of 1975 to comply with federal law to enhance mining safety. While many of the proposed changes track the federal MINER Act, the proposed bill and its supplemental provisions go beyond current federal law.

        Most aspects of mine operations are subject to extensive regulation. While mine safety and health regulation has a significant effect on our operating costs, our U.S. competitors are subject to the same degree of regulation. However, pending legislation at the state level could result in differing operating costs than our competitors.

Workers' Compensation and Black Lung

        We are self-insured for workers' compensation benefits for work-related injuries. Workers' compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the division or combined insurance industry data when historical data is limited. In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977, as amended, and is self-insured against black lung related claims. We perform periodic evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

Surface Mining Control and Reclamation Act

        The Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the

Federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the Act, the appropriate state regulatory authority. In Alabama, the Alabama Surface Mining Commission reviews and approves SMCRA permits.

        SMCRA permit provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control and treatment and revegetation. These requirements seek to limit the adverse impacts of coal mining and more restrictive requirements may be adopted from time to time.

        Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to 1977. On December 7, 2006, the Abandoned Mine Land Program was extended for 15 years.

        SMCRA stipulates compliance with many other major environmental statutes, including: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act.

        We accrue for the costs of final mine closure. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected. At December 31, 2009, we have accrued $19.5 million for our asset retirement obligations, most of which will be incurred at our underground mining operations at the end of the mines' life.

Surety Bonds/Financial Assurance

        We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations, including mine closure or reclamation costs and other miscellaneous obligations. The bonds are renewable on a yearly basis.

        Surety bond costs have increased in recent years while the market terms of such bonds have generally become more unfavorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies also require posting of collateral, typically in the form of letters of credit, to secure the surety bonds. As of December 31, 2009, we had outstanding surety bonds and collateral with parties for post-mining reclamation totaling $35.0 million, plus $8.9 million for miscellaneous purposes. As of December 31, 2009, we maintained letters of credit totaling $30.4 million to secure surety bonds plus $7.9 million in other forms of collateral to satisfy reclamation obligations.

Climate Change

        Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emission of greenhouse gases ("GHGs"), such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and methane gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end-users. Further, some of our operations, such as coal mining and coke production, directly emit GHGs. Laws and regulations governing emissions of GHGs have been adopted by foreign governments, including the European Union and member countries, individual states in the United States, and regional governmental authorities. Further, numerous proposals also have been made and are likely to continue to be made at the international, national, regional, and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures. In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of GHGs. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would have been required to reduce emissions to 93% of 1990 levels from 2008 through 2012. Although the United States has not ratified the Kyoto agreement and is not bound by its emission targets, the United States is participating in international discussions to develop a treaty or other agreement to require reductions in GHG emissions after 2012 and has signed the Copenhagen Accord, which includes a non-binding commitment to reduce GHG emissions.

        In April 2009, in response to a 2007 U.S. Supreme Court decision, EPA proposed findings that emissions of GHGs from motor vehicles are contributing to air pollution which, in turn, is endangering the public health and welfare. These proposed findings (which were made final in December 2009) set in motion the process for EPA to regulate GHGs from mobile sources, which in turn may result in regulation of GHGs from stationary sources under the Clean Air Act. EPA's findings focus on six GHGs, including carbon dioxide and nitrous oxide (which are emitted from coal combustion) and methane (which is emitted from coal beds). Although EPA has stated a preference that GHG reduction be based on new federal legislation rather than through agency regulation pursuant to the existing Clean Air Act, EPA is nonetheless taking steps to regulate many sources of GHGs without further legislation (see Clean Air Act below). It is difficult to predict reliably how such regulation will develop and when or whether it will take effect, as EPA's recently finalized findings that underpin such regulation are the subject of a number of lawsuits. Also, bills have been introduced in Congress that would, if enacted, prevent EPA from regulating GHGs under the Clean Air Act.

        The U.S. House of Representatives has passed a bill that would regulate GHG emissions through a "cap and trade" system and related programs, which generally would require emitters of GHGs to purchase or otherwise obtain allowances to emit GHGs. Similar bills have been proposed in the U.S. Senate. However, it is uncertain whether Congress will enact "cap and trade" or other legislation to address climate change and, if it does, when it will occur and what it will require.

        Coalbed methane must be expelled from our underground coal mines for mining safety reasons. Our gas operations extract coalbed methane from our underground coal mines prior to mining. With the exception of some coalbed methane which is vented into the atmosphere when the coal is mined, the methane is captured. If regulation of GHG emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that allow us to continue operations as they now exist at our underground coal mines. The amount of coalbed methane we capture is recorded, on a voluntary basis, with the U.S Department of Energy. We have recorded the amounts we have captured since 1992. In addition, Jim Walter Resources, Inc is registered as an Offsets Provider of credits with the Chicago Climate Exchange ("CCX"), an international rules-based GHG emission reduction, audit, registry and trading program based in the U.S. As a member, Jim Walter Resources,Inc. reports, on behalf of the mining, cokemaking and natural gas businesses (collectively, "Jim Walter Resources") to the CCX and has agreed to reduce emissions a minimum of 1% per year from its allocated annual emissions allowance, or baseline, and further committed to reduce its emissions a minimum of 6% below its baseline by the year 2010. Members who reduce beyond their targets have surplus allowances to sell or bank on the CCX. As of December 31, 2009, Jim Walter Resources had a total of 27,670 carbon financial instruments ("CFI") registered on the CCX as a result of carbon recapture, consisting of 5,858 exchange allowances and 21,812 exchange offsets. A CFI is equal to 100 metric tons of carbon dioxide credits available for use or sale on the

CCX. In addition, in 2009, Jim Walter Resources partnered with Biothermica Technologies to capture and mitigate the methane that is vented into the atmosphere as a result of the mining process. This project resulted in the listing of the project with the Climate Action Reserve on February 2, 2010, a national offsets program working to ensure integrity, transparency and financial value in the U.S. carbon market by establishing regulatory-quality standards for the development, quantification and verification of GHG emissions reduction projects in North America. If regulation of GHGs does not give us credit for capturing methane that would otherwise be released into the atmosphere at our coal mines, any value associated with our historical or future credits would be reduced or eliminated.

        Depending on their requirements, additional laws or regulations regarding GHG emissions or other actions to limit GHG emissions could result in fuel switching, from coal or, to a lesser degree, natural gas to other fuel sources. Alternative fuels (non-fossil fuels) could become more attractive than coal or, to a lesser degree, natural gas in order to reduce GHG emissions. This could result in a reduction in the demand for our coal and, to a lesser degree, our natural gas, and, therefore, our revenues, as well as reduce the value of our reserves (although fuel switching could increase demand for our natural gas, which emits less GHG when burned than an equivalent quantity of coal). The anticipation of such requirements could also lead to reduced demand for some of our products. Additional GHG laws or regulations could also increase our costs, such as those to produce natural gas and manufacture coke. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material.

Clean Air Act

        The federal Clean Air Act ("CAA") and comparable state laws that regulate air emissions affect coal mining and coking operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations and directly affects our cokemaking operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired utilities, steel manufacturers and coke ovens. As described below, proposed regulations would also subject GHG emissions to regulation under the Clean Air Act.

        The CAA requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of Maximum Achievable Control Technology ("MACT") Standards. The EPA has developed various industry-specific MACT standards pursuant to this requirement. The CAA requires EPA to promulgate regulations establishing emission standards for each category of Hazardous Air Pollutants. EPA must also conduct risk assessments on each source category that is already subject to MACT standards and determine if additional standards are needed to reduce residual risks.

        Our cokemaking facilities are subject to certain MACT standards and NESHAPS (National Emissions Standards for Hazardous Air Pollutants). Relative to MACT, these standards apply to pushing, quenching, and under-firing stacks and went into effect in April 2006. The Boiler MACT was withdrawn in recent years but is still under consideration by EPA. Concerning NESHAPS, the standards include Coke Oven NESHAPS (1993), Benzene NESHAPS and Benzene Waste NESHAPS, which were also enacted in the early 1990's. EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary from this process by 2011. EPA has yet to publish or propose any residual risk standards from these operations; therefore, the impact cannot be estimated at this time. The portion of NESHAP which applies to coke ovens addresses emissions from charging, coke oven battery tops, and coke oven doors. With regard to this standard, Walter Coke chose the LAER (Lowest Achievable Emissions Rate) track, and therefore is not required to comply with residual risk until 2020. Since the scope of future changes is relatively uncertain, the magnitude of the impact of these anticipated changes cannot be estimated at this time.

        The CAA also requires EPA to develop and implement National Ambient Air Quality Standards or NAAQS for criteria pollutants, which include, among others, particulate matter. In 1997, EPA established 24-hour and annual standards for fine particles that are less than 2.5 micrometers in size or PM2.5 and in 2006, EPA tightened the 24-hour standard but retained the annual standard. States are required to demonstrate compliance with the fine particle standard by April 2010, with a possible extension to April 2015. EPA designated certain counties in which we operate as "nonattainment" and "unclassified/attainment" for the 2006 PM2.5 fine particle standard. State Implementation Plans for the 2006 standard are expected to be due in early 2013, with attainment demonstrations with the 2006 standard expected to be made thereafter. It is anticipated that EPA's fine particle programs could result in significant costs to us; however, it is impossible to estimate the magnitude of these costs at this time as state and federal agencies are still developing regulations for the programs and implementation could be as late as 2019.

        The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. This program may result in additional emissions restrictions from new coal-fired power plants whose operation may impair visibility at and around federally protected areas. This program may also require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. In addition, there are currently certain bills before Congress that would cut mercury emissions by 90 percent from coal-fired power plants and tighten national limits on emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx). These bills, and others such as acid rain regulations, could affect the future market for coal.

        EPA's finding concerning GHG endangerment of public health and welfare (see the discussion on Climate Change) may lead to regulation of GHG emissions from stationary sources under the Clean Air Act. In connection with that finding, EPA has also proposed a tailoring rule which would set emission thresholds for GHG regulation under EPA's current Clean Air Act stationary source permitting requirements. Once finalized, this rule may draw legal challenges, as EPA's endangerment finding has. Accordingly, the impact of such regulation on us cannot be reliably estimated at this time, although it could be material.

Clean Water Act

        The federal Clean Water Act ("CWA") and corresponding state laws affect our operations by imposing restrictions on discharges of wastewater into creeks and streams. These restrictions, more often than not, require us to pre-treat the wastewater prior to discharging it. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. Our mining and cokemaking operations maintain water discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and conduct its operations to be in compliance with such permits. We believe we have obtained all permits required under the Clean Water Act and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the Clean Water Act and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results.

Resource Conservation and Recovery Act

        The Resource Conservation and Recovery Act ("RCRA") and corresponding state laws establish standards for the management of solid and hazardous wastes generated at our various facilities. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past hazardous waste treatment, storage and disposal. In addition, RCRA also requires certain of our facilities to evaluate and respond to any past release, or threatened release, of a hazardous substance that may pose a risk to human health or the environment.

        RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. Currently, certain coal mine wastes, such as earth and rock covering a mineral deposit (commonly referred to as overburden) and coal cleaning wastes, are exempted from hazardous waste management under RCRA. Any change or reclassification of this exemption could significantly increase our coal mining costs.

        Our cokemaking operation is in the study phase of a RCRA corrective action program. Until the studies are complete, we are unable to determine the cleanup or remediation that may be required and are unable to estimate the total cost of any such remediation activities. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see "Item 3. Legal Proceedings" and Environmental Matters under "Note 14- Commitments and Contingencies."

Comprehensive Environmental Response, Compensation and Liability Act

        The Comprehensive Environmental Response, Compensation and Liability Act, CERCLA or Superfund, and similar state laws affect our coal mining and coking operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, the universe of materials/wastes governed by CERCLA is broader than "hazardous waste" and such even non-hazardous wastes can, in certain circumstances, contain hazardous substances which, if released into the environment, are governed by CERCLA. Alabama's version of CERCLA mirrors the federal version, with the important difference that there is no joint and several liability—liability is consistent with one's contribution to the contamination. In addition, the disposal, release or spilling of some products used by coal and coking companies in operations, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws because, at that point, they are deemed to be waste and the activity, even though inadvertent, is deemed to constitute disposal or a covered CERCLA release. Thus, we may be subject to liability under CERCLA and similar state laws for properties that 1) we currently own, lease or operate or that 2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, 3) sites to which we, our predecessors or former subsidiaries sent waste materials, or 4) sites at which hazardous substances from our facilities' operations have otherwise come to be located.

Other Environmental Laws

        We are required to comply with numerous other federal, state and local environmental laws and regulations in addition to those previously discussed. These additional laws include, for example, the Endangered Species Act, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act.

Seasonality

        Our primary business is not materially impacted by seasonal fluctuations. Demand for coal is generally more heavily influenced by other factors such as the general economy, interest rates and commodity prices.

Employees

        As of December 31, 2009, we employed approximately 2,100 people, of whom approximately 1,300 were hourly workers and 800 were salaried employees. Unions represented approximately 1,300 employees under collective bargaining agreements, of which approximately 1,100 were covered by one contract with the United Mine Workers of America that expires on December 31, 2011.

Available Information

        We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.walterenergy.com without charge as soon as reasonably practical after filing or furnishing these reports to the Securities and Exchange Commission ("SEC"). Additionally, we will also provide, without charge, a copy of our Form 10-K to any shareholder by mail. Requests should be sent to Walter Energy, Inc., Attention: Shareholder Relations, 4211 W. Boy Scout Boulevard, Tampa, Florida 33607. You may read and copy any document the Company files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov.

Item 1A.    Risk Factors

Continuing unfavorable economic, financial and business conditions may adversely affect our businesses and financial condition.

        The financial markets in the United States, Europe, South America and Asia have been experiencing extreme disruption over the last year. As widely reported, these markets have experienced, among other things, extreme volatility in security prices, commodities and currencies; severely diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. The tightening of credit in financial markets, the inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government could have a material adverse effect on the demand for our coal, coke and natural gas products and on our sales, pricing and profitability. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

Our businesses may suffer as a result of a substantial or extended decline in pricing, demand and other factors beyond our control, which could negatively affect our operating results and cash flows.

        Our businesses are cyclical and have experienced significant difficulties in the past. Our financial performance depends, in large part, on varying conditions in the international and domestic markets we serve, which fluctuate in response to various factors beyond our control. The prices at which we sell our coal, coke and natural gas are largely dependent on prevailing market prices for those products. We have experienced significant price fluctuations in our coal, coke and natural gas businesses, and we expect that such fluctuations will continue. Demand for and, therefore, the price of, coal, coke and natural gas are driven by a variety of factors such as availability, price, location and quality of competing sources of coal, coke or natural gas, availability of alternative fuels or energy sources, government regulation and economic conditions. In addition, reductions in the demand for metallurgical coal caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) and the use of steel-making technologies that use less or no metallurgical coal can significantly affect our financial results and impede growth. Demand for steam coal is primarily driven by the price of steam coal and natural gas and the consumption patterns of the domestic electric power generation industry, which, in turn, is influenced by demand for electricity and technological developments. We estimate that a 10% decrease in the price of metallurgical coal in 2009 would have resulted in a reduction in pre-tax income of $75.8 million. Demand for natural gas is also affected by storage levels of natural gas in North America and consumption patterns, which can be affected by weather conditions. We estimate that a 10%

decrease in the price in natural gas in 2009 would have resulted in a reduction in pre-tax income of approximately $2.6 million in that year, which includes the benefit of hedges. Occasionally we utilize derivative commodity instruments to manage fluctuations in natural gas prices. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in the pricing of these commodities. Currently, we have hedged approximately 24% of our anticipated 2010 natural gas production at an average price of $6.20 per thousand cubic feet.

The failure of our customers to honor or renew contracts could adversely affect our business.

        A significant portion of the sales of our coal, coke and natural gas are to long-term customers. The success of our businesses depends on our ability to retain our current clients, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition we face. If current customers do not honor current contract commitments, terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance, our revenues will be adversely affected. If we are unsuccessful in renewing contracts with our long-term customers and they discontinue purchasing coal, coke or natural gas from us, renew contracts on terms less favorable than in the past, or if we are unable to sell our coal, coke or natural gas to new customers on terms as favorable to us, our revenues could suffer significantly.

Coal mining is subject to inherent risks and is dependent upon many factors and conditions beyond our control, which may cause our profitability and our financial position to decline.

        The majority of our coal mining operations are conducted in underground mines and the balance of our operations is surface mining operations. Coal mining is subject to inherent risks and is dependent upon a number of conditions beyond our control that can affect our costs and production schedules at particular mines. These risks and conditions include, but are not limited to:

  •
  variations in geological conditions, such as the thickness of the coal seam and amount of rock embedded in the coal deposit;

  •
  mining, process and equipment or mechanical failures;

  •
  adverse weather and natural disasters, such as heavy rains and flooding;

  •
  environmental hazards, such as subsidence and excess water ingress;

  •
  delays and difficulties in acquiring, maintaining or renewing necessary permits or mining rights; and

  •
  unexpected mine accidents, including rock-falls and explosions caused by the ignition of coal dust, natural gas or other explosive sources at our mine sites or fires caused by the spontaneous combustion of coal.

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

The financial performance of our coke business is dependent upon customers in the furnace and foundry industries whose failure to perform under their contracts with us could adversely affect our coke business.

        Substantially all of our domestic furnace and foundry coke sales are currently made under annual contracts with steel manufacturers and foundries. The global economic slowdown has had an adverse impact on the steel industry and the domestic foundries. In 2009, furnace coke sales were affected by certain companies who requested we postpone or suspend shipments. Although none of our foundry customers suspended shipments, foundry coke sales volumes were weakened due to economic conditions affecting our customers and the markets they serve. In the event of nonperformance by our current or future customers, our results of operations and cash flows may be adversely affected.

Disruption in supplies of coal produced by third parties could temporarily impair our cokemaking operations ability to fill its customers' orders or increase its costs.

        Our cokemaking operations purchase coal produced by third parties to meet customer specifications. Disruption in the supply of third-party coal could temporarily impair our ability to fill our customers' orders, maintain quality specifications or require us to pay higher prices in order to obtain the required coal from other sources. Any increase in the prices we pay for third-party coal could increase our costs and, therefore, lower our earnings.

Defects in title of any real property or leasehold interests in our properties could limit our ability to mine or develop these properties or result in significant unanticipated costs.

        Our right to mine some of our reserves and extract natural gas may be materially adversely affected by defects in title or boundaries. Any challenge to our title could delay the development of the property and could ultimately result in the loss of some or all of our interest in the property and could increase our costs. In addition, if we mine or conduct our natural gas operations on property that we do not own or lease, we could incur liability for such mining and gas operations. Some leases have minimum production requirements or require us to commence mining or gas operations in a specified term to retain the lease. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.

Currently our coal, cokemaking and natural gas producing properties are located predominately in four counties in central Alabama, making us vulnerable to risks associated with having our production concentrated in one area.

        Our mining, cokemaking and natural gas operations are geographically concentrated in four counties in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters or interruption of transportation or other events which impact this area.

A reduction in the demand for coal by our domestic electric utility customers would likely cause our surface mining revenues and profitability to decline significantly.

        The majority of our revenues from our surface mining operations are derived from contracts with domestic utility providers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities) of the utility providers. Further, current and future laws and regulations relating to the control of GHG emissions could increase coal-related costs of utility providers. All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others. Any prolonged depression in the price of natural gas could cause our customers not to purchase steam coal from us. In addition, electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. Downward economic pressures by our industrial customers will likely cause our profitability to decline.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

        Transportation costs can represent a significant portion of the total cost of coal to be delivered to the customer and, as a result, the cost of transportation is a critical factor in determining overall price. Increases in our transportation costs could make our coal less competitive with the same or alternative products from competitors with lower transportation costs. We typically depend upon overland conveyor, trucks, rail or barge to deliver our products. Disruption of any of these transportation services because of weather-related problems, which are variable and unpredictable; strikes, lock-outs; transportation delays or other events could temporarily impair our ability to supply our products to our customers, thereby resulting in lost sales and reduced profitability. All of our metallurgical mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk. In addition, the majority of the metallurgical coal produced by our underground mining operations is sold to coal customers who typically arrange and pay for transportation through the state-run docks at the Port of Mobile, Alabama to the point of use. As a result, disruption at the docks, port congestion and delayed coal shipments may result in demurrage fees to us. If this disruption were to persist over an extended period of time, demurrage costs could significantly impact profits.

Significant competition and foreign currency fluctuations could harm our sales, profitability and cash flows.

        The consolidation of the U.S. coal industry over the last several years has contributed to increased competition among coal producers. Some of our competitors have significantly greater financial resources than we do. This competition may affect domestic coal prices and impact our ability to retain or attract steam coal customers. In addition, our metallurgical coal business faces competition from foreign producers that sell their coal in the export market. The general economic conditions in foreign markets and changes in currency exchange rates are factors outside of our control that may affect international coal prices. If our competitors' currencies decline against the U.S. dollar or against our customers' currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. In addition, these factors may negatively impact our collection of trade receivables from our customers. These factors could reduce our profitability or result in lower coal sales.

Our businesses are subject to risk of cost increases and fluctuations and delay in the delivery of raw materials, mining equipment and purchased components.

        Our businesses require significant amounts of raw materials, mining equipment and labor and, therefore, shortages or increased costs of raw materials, mining equipment and labor could adversely affect our business or results of operations. Our coal mining operations rely on the availability of steel, petroleum products and other raw materials for use in various mining equipment. The availability and market prices of these materials are influenced by various factors that are beyond our control. Over the last year petroleum prices have fluctuated significantly and pricing for steel scrap has fluctuated markedly. Any inability to secure a reliable supply of these materials or shortages in raw materials used in the operation and manufacturing of mining equipment or replacement parts could negatively impact our operating results.

Work stoppages, labor shortages and other labor relations matters may harm our business.

        The majority of our employees in our underground mining and cokemaking operations are unionized and we have a risk of work stoppages as the result of strike or lockout. The majority of employees of our underground mining operations are members of United Mine Workers of America ("UMWA"). Normally, our negotiations with the UMWA follow the national contract negotiated with the UMWA by the Bituminous Coal Operators Association. The collective bargaining agreement expires December 31, 2011. At our cokemaking operation, our contract with the United Steelworkers of America expires December 6, 2010. We experienced a strike at our coke facilities at the end of 2001 that lasted eight months. Future work stoppages, labor union issues or labor disruptions at our key customers or service providers could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

        The demand for coal in recent years has caused a significant constriction of the labor supply resulting in higher labor costs. As coal producers compete for skilled miners, employee turnover rates have increased which negatively affects operating costs. If the shortage of skilled workers continues and we are unable to train and retain the necessary number of miners, it could adversely affect our productivity, costs and ability to expand production.

We have reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

        The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for the costs of final mine closure. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected. At December 31, 2009, we have accrued $19.5 million for our asset retirement obligations, most of which will be incurred at our underground mining operations at the end of the mines' life.

Factors impacting our forecasts of future performance, reserve estimates and a decline in pricing could affect our revenues.

        Forecasts of our future performance are based on estimates of our recoverable coal reserves. Reserve estimates are based on a number of sources of information, including engineering, geological, mining and property control maps, our operational experience of historical production from similar areas with similar conditions and assumptions governing future pricing and operational costs. Reserve estimates will change periodically to reflect mining activities, the acquisition or divestiture of reserve holdings and modifications of mining plans. Certain factors beyond our control could affect the accuracy of these estimates, including unexpected mining conditions, future coal prices, operating and development costs and federal, state and local regulations affecting mining operations. In addition, since we deplete our reserves as we mine, the ability to acquire additional reserves that are economically recoverable at the time and have comparable costs is paramount. Our results of operations are dependent upon our ability to mine our reserves and the prices at which we sell our coal. A decline in reserves or an inability to acquire additional reserves could adversely affect our operating results and profitability.

Extensive environmental, health and safety laws and regulations impose significant costs on our operations and future regulations could increase those costs, limit our ability to produce or adversely affect the demand for our products.

        Our businesses are subject to numerous federal, state and local laws and regulations with respect to matters such as:

  •
  permitting and licensing requirements;

  •
  employee health and safety, including:

  •
  occupational safety and health;

  •
  mine health and safety;

  •
  workers' compensation;

  •
  black lung;

  •
  reclamation and restoration of property;

  •
  environmental laws and regulations, including:

  •
  climate change;

  •
  air quality standards;

  •
  water quality standards;

  •
  management of materials generated by mining and cokemaking operations;

  •
  the storage, treatment and disposal of wastes;

  •
  remediation of contaminated soil and groundwater;

  •
  protection of human health, plant-life and wildlife, including endangered species, and emergency planning and community right to know.

        Compliance with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production at our operations. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations) related to the protection of the environment, could result in substantially increased capital, operating and compliance costs and have a material adverse effect on our operations and/or our customers' ability to use our products.

        We strive to conduct our mining, natural gas and coke operations in compliance with all applicable federal, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations occur from time to time in our industry and at our operations. In recent years, expenditures for regulatory or environmental obligations have been mainly for safety or process changes. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. We believe that our major North American competitors are confronted by substantially similar conditions and thus do not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to foreign producers and operators who may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable state legislation and its production methods.

        See "Environmental and Other Regulatory Matters" in Part I of this Annual Report.

Climate change concerns could negatively affect our results of operations and cash flows.

        The combustion of fossil fuels, such as the coal, coke and natural gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal, coke and gas end-users. Further, some of our operations emit GHGs directly, such as methane incident to coal mining and carbon dioxide during our coke production. Carbon dioxide is considered a greenhouse gas and is a major source of concern with respect to global warming, also known as climate change. Climate change continues to attract public and scientific attention, and increasing government attention is being paid to reducing GHG emissions.

        There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a "cap and trade" program, and regulation by the U.S. Environmental Protection Agency ("EPA").

        These existing laws and regulations or other current and future efforts to stabilize or reduce GHG emissions, could adversely impact the demand for, price of and the value of our products and reserves. Passage of additional state, federal or foreign laws or regulations regarding GHG emissions or other actions to limit GHG emissions could result in switching from coal to other fuel sources. The anticipation of such additional requirements could also lead to reduced demand for some of our products. Alternative fuels (including non-fossil fuels) could become more attractive than coal in order to reduce GHG emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. As our operations also emit GHGs directly, current or future laws or regulations limiting GHGemissions could increase our own costs. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material.

Our expenditures for postretirement benefit and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

        We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. As of December 31, 2009, we estimate that our pension plans' aggregate accumulated benefit obligation had a present value of approximately $212.6 million, and our fair value of plan assets was approximately $160.9 million. As of December 31, 2009, we estimate that our postretirement health care and life insurance plans' aggregate accumulated benefit obligation would have had a present value of approximately $452.7 million, and such benefits are not required to be funded. In respect of the funding obligations for our pension plans, we must make minimum cash contributions on a quarterly basis. The current volatile economic environment and the rapid deterioration in the equity markets have caused investment income and the values of investment assets held in our pension trust to decline and lose value. As a result, we may be required to increase the amount of cash contributions we make into the pension trust in the future in order to meet the funding level requirements of the Pension Act. Our estimated minimum funding obligation relating to these plans in 2010 is $ 34.2 million. We have estimated these obligations based on assumptions described under the heading "Critical Accounting Estimates—Employee Benefits" in "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition," and in the notes to our consolidated financial statements. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.

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

        We have no current intention to withdraw from any multiemployer pension plan, but if we were to do so, under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), we would be liable for a proportionate share of the plan's unfunded vested benefit liabilities upon our withdrawal. Through July 1, 2010, our estimated withdrawal liability for the multiemployer pension plans amounts to $372.2 million.

We self-insure workers' compensation and certain medical and disability benefits, and greater than expected claims could reduce our profitability.

        We are self-insured for workers' compensation benefits for work-related injuries. Workers' compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the division or combined insurance industry data when historical data is limited. In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977, as amended, and is self-insured against black lung related claims. We perform periodic evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. See additional information under the heading "Critical Accounting Estimates—Employee Benefits" in "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition."

        If the number or severity of claims for which we are self insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results could be reduced.

We may be subject to litigation, the disposition of which could negatively affect our profitability and cash flow in a particular period.

        Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. For information regarding our current significant legal proceedings, see "Item 3. Legal Proceedings", "Note 9-Income Taxes" and "Note 14- Commitments and Contingencies."

Access to capital and our debt instruments may limit our ability to engage in certain transactions.

        Our business requires continued capital investment for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our credit facilities are not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, this type of financing may not be available, particularly in current market conditions, or if available, may not be on satisfactory terms. Future debt financings, if available, may result in increased interest expense, increased financial leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate sufficient earnings or to obtain sufficient additional capital in the future or fail to manage our capital investments effectively, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness.

        In addition, the credit agreement governing our amended and restated credit facility contains customary affirmative and negative covenants for credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The credit agreement requires us to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. Our ability to satisfy the financial ratios, tests or covenants related to our existing or future indebtedness can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any such covenants could result in a default under our credit facilities or under any other debt instrument that we may enter into in the future. If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt could declare it immediately due and payable.

Changes in our credit ratings could adversely affect our costs and expenses.

        Any downgrade in our credit ratings could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs and more restrictive covenants. This, in turn, could affect our internal cost of capital estimates and therefore impact operational and investment decisions.

Our executive officers and other key personnel are important to our success and the anticipated loss of some of these individuals as a result of the relocation of our corporate offices could harm our business.

        Our executive officers and other key personnel have significant experience in the businesses in which we operate and the loss of certain of these individuals could harm our business. We have announced our intention to relocate our corporate offices from Tampa, Florida to Birmingham, Alabama. While we do not anticipate that this relocation will affect management and key employees of our operating subsidiaries, including our subsidiary Presidents, or our President and Chief Operating Officer, certain members of our management team and corporate staff, including our chief executive officer, chief financial officer and general counsel, treasurer and controller have informed us they will not be relocating. We have created an interim succession plan and are in the process of identifying permanent successors to such individuals. Although we have been successful in attracting qualified individuals for key management and corporate positions in the past, there can be no assurance that we will continue to be successful in attracting and retaining a sufficient number of qualified personnel in the future and the loss of the services of management personnel as a result of the relocation or otherwise could harm our ability to successfully integrate and manage our business functions, prevent us from executing our business strategy and have an adverse effect on our results of operations and cash flows.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could impair our growth.

        Our growth strategy is built upon organic growth and on taking advantage of opportunities to acquire complementary businesses. This strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary capabilities, products or services. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including our ability to generate adequate cash from operations, credit availability, or of acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges in the future.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

        Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control, including:

  •
  general global economic conditions that impact infrastructure activity, including interest rate and currency movements;

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

  •
  loss or gain of a major customer;

  •
  additions or departures of key personnel; and

  •
  future issuances of our common stock.

        Market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our stock. Price volatility may be greater if the public float and trading volume of shares of our common stock is low. In addition, if our operating results and net income fail to meet the expectations of stock analysts and investors, we may experience an immediate and significant decline in the trading price of our stock.

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

Our stockholder rights agreement could discourage or prevent potential acquisition proposals and could deter a change of control.

        On February 27, 2009, our Board of Directors authorized and declared a dividend of one preferred stock purchase right (a "Right") for each share of common stock to stockholders of record as of the close of business on April 23, 2009. Our shareholders approved this action and we entered into a rights agreement on April 24, 2009. Initially the Right is not exercisable and will trade with our common stock. The Right may be exercisable under certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 20% of the outstanding shares of common stock. Upon exercise of the Right, each Right holder, other than the person or group triggering the plan, will have the right to purchase from us 1/1000th of a share of junior preferred stock (subject to adjustment) or, at our option, shares of common stock having a value equal to two times the exercise price of the Right. Each fractional share of the junior preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. This rights agreement expires on April 23, 2012. Our rights agreement is designed to, among other things, deter the use of coercive or abusive takeover tactics by one or more parties interested in acquiring the Company or a significant position in the Company's common stock without offering fair value to all stockholders, as well as to generally assist the Board in representing the interests of all stockholders in connection with any takeover proposals. The rights agreement would accomplish these objectives by encouraging a potential acquiror to negotiate with the Board to have the Rights redeemed or the rights agreement amended prior to such party exceeding the ownership thresholds set forth in the rights agreement. If the Rights are not redeemed (or the rights agreement is not amended to permit the particular acquisition) and such party exceeds the ownership thresholds, the Rights become exercisable at a discounted price resulting in both a dilution of the party's holding in the Company and making an acquisition thereof significantly more expensive by significantly increasing the number of shares that would have to be acquired to effect a takeover. Our rights agreement may discourage third parties from attempting to purchase our Company or a significant position in our common stock, which may adversely affect the price of our common stock.

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

        In connection with the spin-off our financing business and its merger with Hanover Capital Mortgage Holdings, Inc. on April 17, 2009, we entered into certain agreements with the surviving corporation, Walter Investment Management Corp. ("Walter Investment Management"), including a tax sharing agreement, transition services, a joint litigation agreement, a support letter of credit agreement in the amount of $15.7 million and a revolving credit facility and security agreement in which we have committed to make available up to $10.0 million in the event a major hurricane has occurred with projected losses greater than $2.5 million. Under the terms of the tax sharing agreement, to the extent that we or Walter Investment Management takes any action that would be inconsistent with the treatment of the spin-off of the financing business from us as a tax-free transaction under Section 355 of the Code, then any tax resulting from such actions will be attributable to the acting company and will result in indemnification obligations that could be significant. Under the terms of the transition services agreement, we and Walter Investment Management will provide certain services to each party for a limited duration. Under the terms of the joint litigation agreement, Walter Investment Management will indemnify us for certain liabilities arising from businesses and operations of the financing business at the time of the spin-off. Under the terms of the support letter of credit agreement, Walter Investment Management agrees to reimburse us for all costs incurred in posting the support letter of credit for Walter Investment Management's bank credit agreement as well as any draws under bonds posted in support of Walter Investment Management and its subsidiaries. Under the terms of the revolving credit and security agreement, Walter Investment Management will pay all fees and repay all loans made under the facility. All obligations of the support letter of credit and the revolving credit and security agreement will be due and payable upon the termination of this agreement on April 20, 2011. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. If Walter Investment Management is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations. In the case of the support letter of credit agreement and the revolving credit facility and security agreement, if Walter Investment Management cannot pay its obligations and the collateral backing those agreements is insufficient to satisfy the obligations, we could lose money in the satisfaction of those obligations.

Item 1B.    Unresolved Staff Comments:

        None

Item 2.    Description of Property

        The administrative headquarters and production facilities of the Company and its subsidiaries as of December 31, 2009 are summarized as follows:

			Square Footage
		Land Acreage
Facility/Location	Principal Products/Operations		Leased	Owned
Underground Mining
Jim Walter Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center and training center			131,100
Brookwood, AL	Real estate- Owned	7,000
Brookwood, AL	Coal mines	33,202		506,130
Surface Mining
Walter Minerals
Birmingham, AL	Administrative headquarters		800
Brookwood, AL	Mine support facilities—Barge Loadout	40
Tuscaloosa Resources
Mt. Brook, AL	Administrative headquarters		1,681
Brookwood, AL	Mine support facilities			5,576
Brookwood, AL	Real estate—Leased	2,240
Taft
Jasper, AL	Administrative headquarters		3,680
Walker County, AL	Mine support facilities			1,800
Walker County, AL	Supply shop			4,075
Walker County, AL	Real estate—Owned	1,487
Walker County, AL	Real estate—Leased	2,115
Walker County, AL	Real estate—Leased	820
Walter Coke
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery	511		148,000
Birmingham, AL	Closed facility	5		63,000
Birmingham, AL	Closed facility	3		53,000
Birmingham, AL	Closed facility	2		10,000
Alexandria, IN	Closed facility	33		112,000
Other
Kodiak(1)
Shelby County, AL	Mine support facilities			13,100
Shelby County, AL	Administrative headquarters		2,700
Shelby County, AL	Supply shop			9,800
Shelby County, AL	Real estate	76
Tampa, FL(2)	Administrative headquarters		31,574
Tampa, FL(3)	Former Administrative headquarters for our Financing and Homebuilding businesses		46,500

(1)
Kodiak's mining operations ceased in December 2008. Facilities have been idled.

(2)
Subsequent to December 31, 2009, we signed a 10-year, non-cancellable lease agreement for 40,390 square feet of space at the Galleria Tower at Riverchase Galleria in Hoover, Ala., a suburb of Birmingham. This location is expected to become our new headquarters location in 2010.

(3)
In April 2009, we spun off our Financing business and, also in the second quarter of 2009, our Homebuilding business was classified as discontinued operations. We retained the lease obligation related to this space.

        The following table provides the location of our recoverable reserves at December 31, 2009:

ESTIMATED RECOVERABLE (1) COAL RESERVES
AS OF DECEMBER 31, 2009
(In Thousands of Tons)

			Reserves		Classifications(3)		Our Interest
Mine	Status of Operation	Coal Beds	Recoverable Reserves(1)	Assigned(2)	Measured	Indicated	Owned	Leased(4)	Reportable Acres
JWR's No. 4 Mine(5)	Operational	Mary Lee and Blue Creek	62,844	62,844	60,398	2,446	—	62,844	15,043
JWR's No. 7 Mine	Operational	Mary Lee and Blue Creek	77,568	77,568	67,735	9,833	507	77,061	18,159
TRI's(6) East Brookwood Mine(9)	Operational	Upper & Lower Brookwood, Milldale, Carter & Johnson	699	699	699	—	699	—	42
TRI's(6) Howton Mine(7)	Closed	Guide, Lower Brookwood Milldale, Carter	—	—	—	—	—	—	—
TRI's(6) Panther 3 Mine	Idled	Carter, Johnson	289	289	289	—	289	—	161
Taft's(8) Choctaw Mine(9)	Operational	Pratt, Nickle Plate, Top American, Bot. American & American No. 3	3,646	3,646	3,646	—	—	3,646	417
Taft's(8) Reid School Mine	Ready for Operation	Lick Creek Jefferson & Black Creek	569	569	569	—	—	569	130
Taft's(8) Gayosa South Mine	Development	Pratt, Nickle Plate, Top American, Bot. American	389	389	389	—	—	389	70
Walter Minerals' Flat Top Mine	Ready for Operation	Pratt, Nickle Plate, Top American	2,285	2,285	2,285	—	2,285	—	356
Walter Minerals' Highway 59 Mine	Operational	Lower Brookwood, Mildale, Carter & Johnson	518	518	518	—	518	—	54
Walter Minerals' Beltona East Mine	Development	Lick Creek Jefferson & Black Creek	1,117	1,117	1,117	—	1,117	—	184
Walter Minerals' Swann's Crossing Mine	Development	Guide 1 & 2, Lower Brookwood, Mildale, Carter	1,376	1,376	1,376	—	1,376	—	98
Walter Minerals' Morris Mine	Development	Upper & Lower New Castle, Mary Lee, Blue Creek	1,985	1,985	579	1,406	1,985	—	249

Total(10)			153,285	153,285	139,600	13,685	8,776	144,509	34,963

(1)
"Recoverable" reserves are defined as tons of mineable coal which can be extracted and marketed after deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses. Resource recovery is estimated at 54% for JWR's No. 4 and No. 7 Mines. For all other mines, recovery is estimated at 82%. Third-party review of our reserve estimates have not been performed for JWR's No. 4 and No. 7 mines.

(2)
"Assigned" reserves represent coal which has been committed to mines, whether operating or in development. "Unassigned" reserves represent coal which is not committed to a mine. The division of reserves into these two categories is based upon current mining plans, projections and techniques. There were no unassigned reserves at December 31, 2009.

(3)
The recoverable reserves (demonstrated resources) are the sum of "Measured" and "Indicated" resources. Measured coal extends 1/4 mile from any point of observation or measurement. Indicated coal is projected to extend from 1/4 mile to 3/4 miles from any point of observation or measurement. Inferred coal extends from 3/4 mile to 3 miles from any point of observation or measurement. Inferred resources are not included in the recoverable reserves. See Glossary for definition of Measured (Proven) and Indicated (Probable) reserves.

(4)
A majority of the leases are either renewable until the reserves are mined to exhaustion or are of sufficient duration to permit mining of all the reserves before the expiration of the term. Leases that expire before mining occurs have been removed from the reserve estimate.

(5)
No. 4 Mine expanded its reserves by acquiring an additional lease encompassing over 7,000 acres in 2008.

(6)
Walter Minerals, Inc. (formerly United Land Corporation) purchased 100% of the stock of TRI effective August 31, 2007.

(7)
Howton Mine closed and production ceased in July 2009.

(8)
Walter Minerals' Inc. (formerly United Land Corporation) purchased 100% of the stock of Taft effective September 2, 2008.

(9)
These active mines are surface mines utilizing drills, excavators, dozers and rock trucks for coal removal. In addition, the Taft Choctaw Mine uses a 47 cubic yard dragline.

(10)
Additional properties that are currently not under lease are under review for possible leasing options.

Note: Also see Glossary for definitions of technical terms.

        The following table provides the quality (average ash and sulfur content and Btus per pound) of our recoverable coal reserves as of December 31, 2009:

ESTIMATED RECOVERABLE (1) COAL RESERVES (Continued)
AS OF DECEMBER 31, 2009
(In Thousands of Tons)

					QUALITY
					(Wet Basis)
				Compliant(8)
	Status of Operation(6)	Recoverable Reserves				% Sulfur		Average Coal Seam (in Feet)
Mine			Type(1)	Y / N	% Ash		BTU/lb.
JWR's No. 4 Mine(2,3)	Operational	62,844	Steam and/or Metallurgical	Yes	9.00	0.80	13,909	4.44
JWR's No. 7 Mine(4,5,7,9)	Operational	77,568	Steam and/or Metallurgical	Yes	9.00	0.65	13,952	4.54
TRI's East Brookwood Mine	Operational	699	Steam and/or Metallurgical	No	12.04	1.09	12,771	12.60
TRI's Howton Mine	Closed	—	Steam and/or Metallurgical	No	—	—	—	—
TRI's Panther 3 Mine	Idled	289	Steam	No	8.93	1.47	13,636	1.99
Taft's Choctaw Mine	Operational	3,646	Steam and/or Metallurgical	No	11.77	1.74	13,151	6.18
Taft's Reid School Mine(6)	Ready for Operation	569	Steam and/or Metallurgical	Yes—Black Creek Only	3.36	1.13	14,927	4.40
Taft's Gayosa South Mine(6)	Development	389	Steam and/or Metallurgical	No	14.69	1.32	12,484	4.79
Walter Minerals' Flat Top Mine(6)	Ready for Operation	2,285	Steam	No	10.89	2.13	13,590	5.80
Walter Minerals' Highway 59 Mine	Operational	518	Steam and/or Metallurgical	No	8.31	1.09	13,374	8.44
Walter Minerals' Beltona East Mine(6)	Development	1,117	Steam and/or Metallurgical	Yes—Black Creek Only	7.79	2.58	14,162	4.88
Walter Minerals' Swann's Crossing Mine(6)	Development	1,376	Steam and/or Metallurgical	No	12.57	1.29	12,395	9.51
Walter Minerals' Morris Mine(6)	Development	1,985	Steam	No	20.80	1.60	12,175	5.46

Total		153,285

(1)
All of the coal in the Blue Creek, Mary Lee and Black Creek seams is suitable for metallurgical purposes and as a compliance steam coal.

(2)
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

(3)
No. 4 Mine has a 1,300 raw ton per hour preparation plant consisting of heavy media baths, spirals, and flotation. There is also a unit train load out facility capable of loading at a rate of 2,400 tons per hour.

(4)
No. 7 Mine is similar in production method and capacity to No. 4 Mine, with the exception of the recent expansion of the mine to increase from one longwall unit to two longwall units and from 3 to 4 continuous miner units to 5 to 6 continuous miner units. Further, a second production hoist has been added.

(5)
No. 7 Mine has two preparation plants. The first one has a capacity to process 1,400 raw tons per hour and the second one has a capacity to process 1,000 raw tons per hour. Both plants consist of cyclones, spirals, and flotation. No. 7 Mine also has two unit train load-outs on separate track loops. Both load-outs are capable of loading 2,400 tons per hour.

(6)
Mines labeled as "ready for operation" will begin production when market conditions permit. Tons at TRI's idled Panther 3 Mine will be mined when market conditions permit. Mines that are labeled as development are undeveloped surface mines that are intended to be fully developed and mined as market conditions permit. No definitive production dates have been identified for these mines.

(7)
The preparation plant at Mine No. 5 (closed December 2006) remains operational and serves as the washing and shipping point for production associated with the Mine No. 7 East expansion project.

(8)
Compliant coal when burned emits 1.2 pounds or less of sulfur dioxide per million Btus as required by Phase II of the Clean Air Act.

(9)
Mine No. 7 East completed an expansion project during 2009 that had originally been announced in 2004. With the addition of a new longwall unit, the new mine area consists of two longwall units and three continuous miner sections, providing incremental annual production capacity of approximately 2.7 million tons. The total investment to develop this additional facility was approximately $180 million. Capital expenditures incurred in 2009 related to this expansion project amounted to approximately $25 million.

Note: Also see Glossary for definitions of technical terms.

        Production and average coal selling price per ton for each of the three years in the period ended December 31, 2009 were as followings (production in thousands):

	Production(1) /Average Coal Selling Price per Ton
Mine	2009		2008		2007
JWR's No. 4 Mine	2,719	$125.59	3,188	$137.74	3,074	$92.39
JWR's No. 7 Mine	3,366	$126.05	2,854	$127.17	2,764	$91.88
TRI's East Brookwood Mine(2)	539	$87.65	529	$64.48	172	$61.42
TRI's Howton Mine(2)	80	$86.83	297	$66.03	75	$62.06
Taft's Choctaw Mine(3)	626	$58.16	219	$64.45	NA	NA
Walter Minerals Highway 59 Mine (4)	82	$91.79	NA	NA	NA	NA

	7,412		7,087		6,085

(1)
The production year ends December 31st.

(2)
TRI was acquired on August 31, 2007. Production and average coal selling price per ton include activity since the date of acquisition.

(3)
Taft was acquired on September 2, 2008. Production and average coal selling price per ton include activity since the date of acquisition.

(4)
Operations of Walter Minerals' Highway 59 Mine commenced August 2009.

Item 3.    Legal Proceedings

        See the section entitled "Environmental" in Description of Business and Notes 2 and 14 of "Notes to Consolidated Financial Statements" included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

  None

 PART II

Item 5.    Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock (the "Common Stock") has been listed on the New York Stock Exchange under the trading symbol "WLT" since December 18, 1997. The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Common Stock.

	Year ended December 31, 2009
	High	Low
1st Fiscal quarter	$25.73	$15.62
2nd Fiscal quarter	37.69	22.14
3rd Fiscal quarter	67.21	35.58
4th Fiscal quarter	79.14	54.66

	Year ended December 31, 2008
	High	Low
1st Fiscal quarter	$62.90	$32.74
2nd Fiscal quarter	108.77	64.58
3rd Fiscal quarter	109.77	42.09
4th Fiscal quarter	45.31	12.20

        During the year ended December 31, 2009, we declared and paid to shareholders of record on February 20, May 8, August 7 and November 6, a dividend of $0.10 per share as of each of these dates. During the year ended December 31, 2008, we declared and paid a dividend of $0.05 per share to shareholders of record on February 20 and May 9 and declared and paid a dividend of $0.10 per share to shareholders of record on September 12 and November 7. Covenants contained in certain of the debt instruments referred to in Note 10 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the Board of Directors and will depend on our future earnings, financial condition and other factors affecting dividend policy. As of February 24 2010, there were 98 shareholders of record of the Common Stock.

        The following table sets forth certain information relating to our equity compensation plans as of December 31, 2009:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2002 Long-term Incentive Award Plan	1,542,377	$19.64	2,062,175
1995 Long-term Incentive Stock Plan	79,412	6.40	—
1996 Employee Stock Purchase Plan	—	—	1,215,652

Sales of Unregistered Securities

        None

Common Stock Offering

        In June 2008, we completed an offering of 3.2 million shares of our common stock, from which we received $280.5 million of net proceeds. We used these proceeds to repay a portion of the term loan and revolving credit facility borrowings under our Amended 2005 Walter Credit Agreement.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share Units	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(3)(4)
January 1, 2009–January 31, 2009	870,450		$21.77	870,450	$35.8
February 1, 2009–February 28, 2009	516,753	(2)	$17.89	501,300	$26.9
March 1, 2009–March 31, 2009	35	(3)	$21.21	—	$26.9
April 1, 2009–June 30, 2009	—	(4)	—	—	$26.9
July 1, 2009–July 31, 2009	—		—	—	$26.9
August 1, 2009–August 31, 2009	1,692	(5)	$55.39	—	$26.9
September 1, 2009–September 30, 2009.	142	(5)	$55.22	—	$26.9
October 1, 2009–October 31, 2009	—		—	—	$26.9
November 1, 2009–November 30, 2009	78,735		$62.39	78,735	$21.9
December 1, 2009–December 31, 2009.	20,431		$67.34	20,431	$20.6

	1,488,238			1,470,916

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

(4)
No shares were acquired during the second quarter of 2009.

(5)
In August and September 2009, we acquired a total of 1,692 and 142 shares from employees at an average price of $55.39 and $55.22 per share, respectively. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 6.    Selected Financial Data

        The following data, insofar as it relates to each of the years ended December 31, 2009, 2008, 2007, 2006 and 2005 has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and statements of cash flows and the notes thereto as they relate to our continuing operations as of December 31, 2009. The information presented below is for continuing operations only and should be read in conjunction with our consolidated financial statements and the notes thereto including Note 2 related to significant accounting policies, Note 3 related to discontinued operations and acquisitions, and the other information contained elsewhere in this report.

	Years ended December 31,
	2009	2008		2007		2006	2005
	(in thousands, except per share data)
Net sales and revenues	$966,827	$1,149,684		$774,795		$813,012	$687,143
Income from continuing operations	$141,850	$231,192		$98,227		$130,578	$60,041
Basic income per share from continuing operations	$2.67	$4.30		$1.89		$2.97	$1.56
Number of shares used in calculation of basic income per share from continuing operations	53,076	53,791		52,016		44,030	38,485
Diluted income per share from continuing operations	$2.64	$4.24		$1.87		$2.57	$1.31
Number of shares used in calculation of diluted income per share from continuing operations	53,819	54,585		52,490		52,078	49,209
Capital expenditures	$96,298	$141,627		$147,556		$85,016	$97,054
Net property, plant and equipment	$522,931	$504,585		$385,140		$257,902	$207,503
Total assets(1)	$1,244,159	$1,195,695		$777,262		$640,315	$470,022
Debt:
2005 Walter term loan	$137,498	$138,934		$218,517		$248,706	$448,875
2005 Walter revolving credit facility	$—	$40,000		$—		$—	$—
Convertible senior subordinated notes	$—	$—		$785		$785	$175,000
Miscellaneous debt	$39,000	$46,451		$6,558		$—-	$—
Quarterly cash dividend per common share	$0.10	$0.10	(3)	$0.05	(2)	$0.04	$0.04

(1)
Excludes assets of discontinued operations.

(2)
Raised to $0.05 per common share on February 7, 2007.

(3)
Raised to $0.10 per common share on July 31, 2008.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition and

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

ORGANIZATION

        On April 23, 2009, we changed our name from Walter Industries, Inc. to Walter Energy, Inc. ("Walter"). We are a leading U.S. producer and exporter of premium hard coking coal for the global steel industry (Underground Mining), operate surface mines for the steam coal and industrial coal markets (Surface Mining) and produce metallurgical coke (Walter Coke). In December 2008, we announced the closure of our Homebuilding segment and on April 17, 2009, we spun off our Financing segment, creating Walter Investment Management Corp., a publicly-traded real estate investment trust. As a result of the closure and spin-off, amounts previously reported in those segments are presented as discontinued operations for all periods presented. See further discussion in Note 3 of "Notes to Consolidated Financial Statements." These actions have completed the transformation of Walter Industries, Inc. from a diversified corporation to a pure play natural resources and energy company, now renamed Walter Energy, Inc. Unless otherwise noted, this "Management's Discussion and Analysis of Results of Operations and Financial Condition" addresses our continuing operations only.

        Prior to 2009, our underground and surface coal mining operations were reported together as the Natural Resources segment. Beginning in 2009, we revised our reportable segments to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes our underground hard coking coal operations from the No. 4 and No. 7 mines and its natural gas operations. Surface Mining includes our surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. (formerly known as United Land Corporation) results. In addition, during 2009 we changed the name of our metallurgical coke manufacturer from Sloss Industries Corporation to Walter Coke, Inc. Previous years' information has been revised to align with the new segment reporting structure and reflect all name changes.

EXECUTIVE DISCUSSION

        Our key accomplishments in 2009 include:

  •
  We completed the transformation of the Company from a diversified conglomerate into a pure play natural resources and energy company.

  •
  The spin-off of Walter Investment Management Corp. represented approximately $150 million in value distributed to our shareholders.

  •
  At our Underground Mining segment, we completed mining our Southwest "A" panel in mid-December, and began production in the first longwall panel at our Mine No. 7 East expansion. This 5-year, $180 million expansion is expected to increase our annual capacity for premium coking coal to up to 9.5 million tons in 2012. The expansion also makes our No. 7 Mine the largest metallurgical coal mine in North America.

  •
  Our Surface Mining segment generated solid cash flow in a challenging market.

  •
  On a normalized basis, excluding the fiber plant closure charges, Walter Coke was profitable in 2009 despite an unprecedented decline in domestic steel capacity utilization.

  •
  We paid more than $21 million in regular dividends to our shareholders and also repurchased $34 million in stock.

        Overall, we were very pleased with our performance in 2009. But more importantly, based on our current expectations we are looking forward to significant revenue and income growth in 2010, led by increased hard coking coal production and higher prices. In addition, we're very well positioned to capitalize on opportunities to grow the Company and add significant value for our shareholders.

        Seaborne coking coal demand, which declined to about 210 million tons in 2009, is expected to rebound to about 240 million tons in 2010. China will continue to be a key driver, with coking coal imports continuing at a strong pace in 2010. Other Pacific Basin countries are also expected to grow strongly.

        Because of demand in Asia, some metallurgical coal supply from Australia, Canada and the U.S. that normally would have moved into the Atlantic Basin will likely be diverted to the Pacific Basin. Recent increases in commitments of coal out of the U.S are examples of this trend, which will add to the pressure on supply into our strategic markets of Europe and South America. We also see a rebound in these regions, with 2010 metallurgical coal imports expected to increase 15 percent in Europe and 7 percent in South America.

        Our 2009 performance, discussed in more detail below, demonstrates how well our business performs through a difficult cycle and affirms our confidence as the global steel industry improves. We're looking forward to an outstanding 2010 and expect significant organic revenue and income growth and corresponding increases in cash flow. We plan to use our expected strong 2010 financial performance as a platform for continued growth. We are encouraged by the number and quality of projects in our strategic pipeline. In addition, we have been consistently repurchasing our shares, with almost 1.5 million shares repurchased in 2009 at an average price of $23.26 per share, including about 100,000 shares in the fourth quarter at an average price of $63.41, and another 69,679 shares so far in 2010 at an average price of $67.26.

        Regarding 2010, our planned 8.0 million short tons sales volume within our Underground Mining Segment equates to 7.2 million metric tons, of which 3.0 million metric tons are contracted at an average price of $189.00 per metric ton. The remaining 4.2 million metric tons are open to pricing in an extremely strong market.

        Looking beyond 2010, we expect continued growth in metallurgical coal demand globally, with imports possibly reaching 275 million tons or more over the next three years. This outlook includes a compound annual growth rate of almost 10 percent in demand in both of our current core business areas of South America and Europe.

        This strong market environment emphasizes Walter Energy's investment considerations and growth prospects:

  •
  With our Mine No. 7 East Expansion complete and operating, we have already grown our metallurgical coal franchise and expect coking coal production capacity to reach up to 9.5 million tons in 2012.

  •
  Our coking coal product is among the highest qualities in the world. Our low- and mid-vol coals possess the chemical and physical characteristics, including high coke strength and good fluidity, that steel producers prefer.

  •
  Our strategic market areas of Europe and South America, where we have meaningful transportation advantages, remain important but we will continue to explore opportunities outside of our traditional distribution footprint.

  •
  We believe that demand for high quality, hard coking coals, will continue to grow and that these raw materials will continue to grow in scarcity, particularly for the highest-grade coals, such as ours.

RESULTS OF CONTINUING OPERATIONS

2009 Summary Operating Results

	For the Year Ended December 31, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$782,527	$95,484	$100,669	$584	$(23,756)	$955,508
Miscellaneous income	4,798	4,072	564	1,885	—	11,319

Net sales and revenues	787,325	99,556	101,233	2,469	(23,756)	966,827
Cost of sales (exclusive of depreciation)	464,325	61,851	85,050	(412)	(24,040)	586,774
Depreciation	59,393	8,574	4,566	406		72,939
Selling, general & administrative	23,219	4,409	9,881	32,630	(76)	70,063
Postretirement benefits	32,199	230	(527)	(1,069)		30,833
Amortization of intangibles		447				447
Restructuring & impairment charges	—	—	3,601	—	—	3,601

Operating income (loss)	$208,189	$24,045	$(1,338)	$(29,086)	$360	202,170

Less: Interest expense, net						18,176
Less: Income tax expense						42,144

Income from continuing operations						$141,850

	For the Year Ended December 31, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$902,268	$70,221	$205,398	$1,602	$(43,744)	$1,135,745
Miscellaneous income	8,799	2,490	832	1,822	(4)	13,939

Net sales and revenues	911,067	72,711	206,230	3,424	(43,748)	1,149,684
Cost of sales (exclusive of depreciation)	490,757	51,373	128,653	(681)	(41,777)	628,325
Depreciation	43,149	8,327	4,152	914	—	56,542
Selling, general & administrative	19,942	3,769	13,398	26,942	(657)	63,394
Postretirement benefits	29,148	(20)	(645)	(926)	—	27,557
Amortization of intangibles	—	273	—	—	—	273
Restructuring & impairment charges	—	32,386	—			32,386

Operating income (loss)	$328,071	$(23,397)	$60,672	$(22,825)	$(1,314)	341,207

Less: Interest expense, net						8,418
Less: Income tax expense						101,597

Income from continuing operations						$231,192

	Increase (Decrease) for the Year Ended December 31, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$(119,741)	$25,263	$(104,729)	$(1,018)	$19,988	$(180,237)
Miscellaneous income	(4,001)	1,582	(268)	63	4	(2,620)

Net sales and revenues	(123,742)	26,845	(104,997)	(955)	19,992	(182,857)
Cost of sales (exclusive of depreciation)	(26,432)	10,478	(43,603)	269	17,737	(41,551)
Depreciation	16,244	247	414	(508)	—	16,397
Selling, general & administrative	3,277	640	(3,517)	5,688	581	6,669
Postretirement benefits	3,051	250	118	(143)	—	3,276
Amortization of intangibles	—	174	—	—	—	174
Restructuring & impairment charges	—	(32,386)	3,601	—	—	(28,785)

Operating income (loss)	$(119,882)	$47,442	$(62,010)	$(6,261)	$1,674	(139,037)

Less: (Increase) decrease in interest expense, net						(9,758)
Less: (Increase) decrease in income tax expense						59,453

Income from continuing operations						$(89,342)

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Overview of Consolidated Financial Results

        Our income from continuing operations for the year ended December 31, 2009 was $141.9 million or $2.64 per diluted share, which compares to $231.2 million, or $4.24 per diluted share for the year ended December 31, 2008.

        Principal factors impacting income from continuing operations in 2009 compared to 2008 include:

  •
  Net sales and revenues in 2009 decreased $182.9 million, or 15.9% from 2008. Approximately 52% of the decrease is attributed to lower metallurgical coke pricing and volumes from our Walter Coke segment, while the remainder is primarily due to lower coking coal pricing and volumes from our Underground Mining segment. Metallurgical coke pricing and volumes were down in 2009 primarily due to weak demand in the domestic steel market. The decrease in coking coal sales volumes was due to lower sales of purchased coal.

  •
  Cost of sales, exclusive of depreciation, decreased $41.6 million in 2009 compared to 2008. Cost of sales represented 60.7% of net sales and revenues in 2009, up from 54.7% in 2008. For the most part, cost of sales dollars decreased in line with the decrease in net sales. However, the effect of lower average pricing at Underground Mining and Walter Coke contributed to the increase in cost of sales as a percentage of net sales.

  •
  Depreciation expense in 2009 increased $16.4 million compared to 2008. The increase was primarily due to our continued investment in the expansion of Underground Mining's mine operations.

  •
  Selling, general and administrative expenses increased $6.7 million, or 10.5%, from 2008 primarily due to expenditures for our transformation strategy and planned relocation of the Company's headquarters to Birmingham, AL.

  •
  Restructuring and impairment charges in 2009 includes $3.6 million for the closure of Walter Coke's fiber plant in December 2009, while 2008 includes a charge of $32.4 million related to the impairment in the value of Taft's mineral interests as of December 31, 2008.

  •
  Operating income is $202.2 million in 2009, down $139.0 million versus 2008, primarily due to lower coking coal, metallurgical coke and natural gas pricing and lower metallurgical coke volumes, with lower pricing of these products making up 55 percent of the decrease in operating income.

  •
  Net interest expense increased $9.8 million in 2009 from 2008, primarily as a result of $17.1 million of interest income that was included in 2008, which did not recur in 2009, for a Black Lung Excise Tax refund claim. The total amount of the claim recorded in 2008 was $26.9 million. Of this amount, $23.2 million was received in 2009. The effect of this item was partially offset by the effect of a reduction in both the weighted average borrowings and the weighted average interest rate in 2009 as compared to 2008.

  •
  Our effective tax rate for 2009 and 2008 was 22.9% and 30.5%, respectively. Our 2009 effective tax rate is lower than 2008 primarily due to a permanent tax benefit of $6.7 million recognized in 2009 for non-taxable OPEB Medicare Part D subsidies and a $3.8 million net tax benefit recognized in 2009 relating to a change in the effective state tax rate. Excluding these items, the effective tax rate in 2009 would have been 28.7%. Both the 2009 and 2008 effective tax rates differ from the federal statutory rate primarily due to the benefit of percentage depletion deductions.

Outlook for Our Operating Segments

        In addition to the general overview discussions above, the following discussion provides specific operating and forward-looking information regarding each of our operating segments.

Underground Mining

  •
  We produced and sold approximately 6.0 million tons of hard coking coal in 2009, compared to 5.8 million tons in 2008, despite historic lows in global steel capacity utilization. 2010 coking coal sales are expected to total approximately 8.0 million tons. The growth in coking coal sales volume is expected to be derived from additional production from the start-up of longwall operations at Mine No. 7 East, purchased coal and coal available in inventory.

  •
  We recently concluded settlement of our remaining 2008-2009 carryover tons priced at approximately $315.00 per metric ton and expect to deliver 1.1 million short tons in 2010 and 0.2 million short tons in the first quarter of 2011. Coking coal sales committed and priced for 2010 are projected as follows:

    Coking Coal Sales Committed and Priced (short tons in millions):

	Q1 2010E	Q2 2010E	Q3 2010E	Q4 2010E
2008-2009 Carryover Tons	0.2	0.3	0.4	0.2
2009-2010 Contract Tons	1.5-1.7	0.5-0.7	NA	NA
  •
  Pricing on all 2008-2009 carryover tons is at original contract of approximately $315.00 per metric ton FOB Port (approximately $286.00 per short ton FOB Port). Pricing on the 2009-2010 benchmark tons is at approximately $129.00 per metric ton FOB Port (approximately $117.00 per short ton FOB Port). The remainder of forecasted coking coal sales volume for 2010 is unpriced. Given the current market environment, we expect to achieve record average realized pricing in 2010.

  •
  In the fourth quarter of 2009, we sold 1.4 million short tons at an operating income of $30.50 per ton. Our sales volume expectation for the first quarter of 2010 ranges from 1.7 million to 1.9 million tons and our forecasted first quarter operating income per ton ranges from $32.00 to $40.00. The fourth quarter 2009 includes 0.1 million tons at 2008-2009 carryover pricing of approximately $315.00 per metric ton, while the first quarter 2010 forecast includes 0.2 million tons at this carryover pricing.

  •
  With our Mine No. 7 East Expansion longwall in full operation, as noted above, our overall hard coking coal production is expected to total 1.7 to 1.8 million tons in the 2010 first quarter, with costs averaging between $55.00 and $60.00 per ton. Two longwall moves in the first quarter will result in slightly lower production volumes and a slightly higher cost per ton compared to our full-year 2010 cost projection of $50.00 to $55.00 per ton. Due to slower than planned development rates on the replacement North longwall panel at Mine No. 7, startup of the next panel will have an extended 45-day delay between the first and second quarters of 2010. We expect total hard coking coal production tons for the second quarter to be between 1.8 and 1.9 million tons at a cost of $50.00 to $55.00 per ton.

  •
  We expect to increase coking coal production to between 8.5 and 9.0 million tons in 2011 and between 9.0 and 9.5 million tons in 2012.

  •
  Transportation and handling costs on metallurgical coal sales are expected to remain consistent in the first quarter of 2010 as compared to 2009, at an average of $14.00 to $15.00 per ton. Royalty expenses were 5.4% of hard coking coal revenues in 2009, but are expected to return to our normal average of 7.0% to 8.0% of hard coking coal revenues in 2010 now that production for Mine No. 7's Southwest A panel has been completed.

  •
  Our natural gas business sold 6.1 billion cubic feet of natural gas at an average price of $4.27 per thousand cubic feet in 2009 versus 6.6 billion cubic feet at $8.39 per thousand cubic feet in 2008. Pricing forecasts for 2010 have recently strengthened. In October 2009, we hedged the sale of approximately 24% of our full year 2010 production, or 1.5 bcf, at $6.20 per thousand cubic feet.

  •
  We will continue to evaluate expansion opportunities, potential acquisitions and further investments in coal and natural gas.

Surface Mining

  •
  During 2009, our surface mining operations sold 1.2 million tons of steam and industrial coal at an average selling price of $76.20 per ton, as compared to 1.1 million tons at an average selling price of $64.96 per ton in 2008. Results in 2009 benefited from a full year of production from Taft, which was acquired in September 2008, as well as increased pricing at TRI on new contracts that began in January 2009.

  •
  In the fourth quarter of 2009, we sold 326,000 tons at an average operating income of $18.59 per ton. In the first quarter of 2010, we expect to sell between 315,000 and 350,000 tons at an average operating income per ton of between $15.00 and $20.00.

  •
  We expect Surface Mining to produce and sell 1.3 to 1.4 million tons in 2010, with all expected sales volumes priced. Operating results for 2010 are expected to remain consistent with the results in 2009.

Walter Coke

  •
  Walter Coke sold 200,241 tons of metallurgical coke at an average price of $328.85 per ton in 2009. In 2008, we sold 409,457 tons at an average price of $393.66 per ton. The decline in average selling price and sales volume reflect lower domestic steel capacity utilization in 2009 versus 2008.

  •
  Coke sales in the fourth quarter of 2009 were 88,317 tons at an average operating income of $50.08 per ton. This operating income per ton excludes $4.5 million of pre-tax charges for the December 2009 closure of Walter Coke's fiber plant. First quarter 2010 coke sales are expected to be between 125,000 and 135,000 tons at an average operating margin per ton of between $44.00 and $49.00.

  •
  Production has increased during the year from a low of 40 coking ovens per day to 100 coking ovens per day by the end of 2009, and we expect to return to full production of approximately 120 ovens per day by April 2010. We expect 2010 sales to be between 380,000 and 400,000 tons. Pricing beyond the first quarter 2010 for furnace coke remains uncertain and is subject to negotiation.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Underground Mining

        Underground Mining's revenues decreased $123.8 million to $787.3 million in 2009 from $911.1 million in 2008. Approximately 31% of the decrease was due to lower average selling prices of coking coal, while 26% of the decrease was due to lower coking coal volumes. Lower natural gas pricing resulted in a $25.2 million decrease in revenues, or approximately 20% of the total decrease.

	For the years ended December 31,
	2009	2008
Average coal selling price per ton at the port	$124.64	$130.95
Tons of coal sold (in thousands)	6,084	6,334
Average hedged natural gas selling price (per mcf)	$4.27	$8.39
Billion cubic feet of natural gas sold	6.1	6.6
Number of natural gas wells	391	442

        Underground Mining reported a decrease in operating income of $119.9 million in 2009, compared to 2008. Approximately 53% of the decrease in operating income is attributable to decreased pricing of coking coal and natural gas. Lower coking coal volumes, increased labor costs and depreciation expense contributed to the remainder of the decrease in operating income.

Surface Mining

        Surface Mining reported a revenue increase of $26.8 million in 2009 compared to 2008. More than 50% of the increase in revenues is due to an increase in the average coal selling price at TRI, while the remainder is due to volume increases, primarily related to the acquisition of Taft in September 2008. Statistics for Surface Mining are presented in the following table:

	For the years ended December 31,
	2009	2008
Average coal selling price per ton	$76.20	$64.96
Tons of coal sold (in thousands)	1,234	1,069

        Surface Mining reported operating income of $24.0 million in 2009 versus an operating loss of $23.4 million in 2008. The 2008 results include a $32.4 million impairment charge related to a decline in value of Taft's mineral interests as of December 31, 2008. Excluding this charge, operating income in 2008 was $9.0 million. The $15.0 million improvement in 2009 operating income from 2008 is almost entirely due to an increase in average coal selling prices.

Walter Coke

        Walter Coke's revenues decreased $105.0 million in 2009, compared to 2008, due to decreased customer demand in the weak domestic steel market. Approximately 91% of the decrease in revenues is due to lower volumes, with the remainder due to a decrease in metallurgical coke selling price as indicated in the table below:

	For the years ended December 31,
	2009	2008
Metallurgical coke average selling price per ton	$328.85	$393.66
Metallurgical coke tons sold	200,241	409,457

        Walter Coke's operating loss was $1.3 million in 2009 compared to an operating profit of $60.7 million in 2008. Approximately 72% of the decline in operating results is due to lower volumes, while approximately 15% is due to lower average selling prices. In addition, Walter Coke recorded a $3.6 million restructuring and impairment charge and $0.9 million of inventory write-downs in the fourth quarter 2009 related to the closure of Walter Coke's fiber plant.

2008 Summary Operating Results

	For the Year Ended December 31, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$902,268	$70,221	$205,398	$1,602	$(43,744)	$1,135,745
Miscellaneous income	8,799	2,490	832	1,822	(4)	13,939

Net sales and revenues	911,067	72,711	206,230	3,424	(43,748)	1,149,684
Cost of sales (exclusive of depreciation)	490,757	51,373	128,653	(681)	(41,777)	628,325
Depreciation	43,149	8,327	4,152	914	—	56,542
Selling, general & administrative	19,942	3,769	13,398	26,942	(657)	63,394
Postretirement benefits	29,148	(20)	(645)	(926)	—	27,557
Amortization of intangibles	—	273	—	—	—	273
Restructuring & impairment charges	—	32,386	—	—	—	32,386

Operating income (loss)	$328,071	$(23,397)	$60,672	$(22,825)	$(1,314)	341,207

Less: Interest expense, net						8,418
Less: Income tax expense						101,597

Income from continuing operations						$231,192

	For the Year Ended December 31, 2007
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$593,628	$18,987	$134,279	$2,314	$(3,972)	$745,236
Miscellaneous income	21,292	7,021	639	1,823	(1,216)	29,559

Net sales and revenues	614,920	26,008	134,918	4,137	(5,188)	774,795
Cost of sales (exclusive of depreciation)	376,541	14,960	110,659	(140)	(5,736)	496,284
Depreciation	33,157	1,222	3,822	966	67	39,234
Selling, general & administrative	17,344	2,248	9,440	23,855	2,295	55,182
Postretirement benefits	29,599	(15)	(864)	(970)	—	27,750
Amortization of intangibles	—	351	—	—	—	351
Restructuring & impairment charges	—	—	—	—	—	—

Operating income (loss)	$158,279	$7,242	$11,861	$(19,574)	$(1,814)	155,994

Less: Interest expense, net						16,285
Less: Income tax expense						41,482

Income from continuing operations						$98,227

	Increase (Decrease) for the Year Ended December 31, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$308,640	$51,234	$71,119	$(712)	$(39,772)	$390,509
Miscellaneous income	(12,493)	(4,531)	193	(1)	1,212	(15,620)

Net sales and revenues	296,147	46,703	71,312	(713)	(38,560)	374,889
Cost of sales (exclusive of depreciation)	114,216	36,413	17,994	(541)	(36,041)	132,041
Depreciation	9,992	7,105	330	(52)	(67)	17,308
Selling, general & administrative	2,598	1,521	3,958	3,087	(2,952)	8,212
Postretirement benefits	(451)	(5)	219	44	—	(193)
Amortization of intangibles	—	(78)	—	—	—	(78)
Restructuring & impairment charges	—	32,386	—	—	—	32,386

Operating income (loss)	$169,792	$(30,639)	$48,811	$(3,251)	$500	185,213

Less: (Increase) decrease in interest expense, net						7,867
Less: (Increase) decrease in income tax expense						(60,115)

Income from continuing operations						$132,965

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Overview of Consolidated Financial Results

        Our income from continuing operations for the year ended December 31, 2008 was $231.2 million or $4.24 per diluted share, which compares to $98.2 million, or $1.87 per diluted share in 2007.

        Principal factors impacting income from continuing operations in 2008 compared to 2007 include:

  •
  Net sales and revenues from continuing operations for the year ended December 31, 2008 increased $374.9 million, or 48.4% from 2007. Of this increase, 79% was due to increased revenues at Underground Mining, primarily from increased average coking coal selling prices in 2008. The remainder was attributed to increased selling prices at Walter Coke and revenues generated from Surface Mining. Surface Mining results in 2008 include a full year for TRI, which was acquired in September 2007, and four months from Taft, which was acquired in September 2008.

  •
  Cost of sales, exclusive of depreciation, for 2008 increased $132.0 million from 2007. Cost of sales as a percentage of net sales and revenues decreased from 64.1% in 2007 to 54.7% in 2008 primarily due to the effect of increases in metallurgical coal and coke pricing which significantly exceeded the effect of increased costs at Underground Mining and Walter Coke, respectively.

  •
  Operating income was $341.2 million in 2008, a $185.2 million increase from 2007. The majority of the increase was due to increased selling prices for both metallurgical coal and coke in 2008, the effect of which was partially offset by a $32.4 million impairment of the value of Taft's mineral interests in 2008.

  •
  Our effective tax rate for continuing operations in 2008 and 2007 was 30.5% and 29.7%, respectively. Both years' rates are lower than the statutory rate due to the benefit of percentage depletion deductions. The results of discontinued operations in 2008 includes a tax benefit of $167.0 million from the deemed liquidation for income tax purposes of Homebuilding resulting from the decision to close this business.

        The current and prior year results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Underground Mining

        Underground Mining reported revenues of $911.1 million in 2008, an increase of $296.2 million from $614.9 million in 2007. Approximately 83% of the increase in revenues was attributable to increased coking coal pricing. Increased volumes of coking coal contributed to approximately 11% of the increase.

	For the years ended December 31,
	2008	2007
Average coal selling price per ton at the port	$130.95	$92.21
Tons of coal sold (in thousands)	6,334	5,991
Average hedged natural gas selling price (per mcf)	$8.39	$7.81
Billion cubic feet of natural gas sold	6.6	7.2
Number of natural gas wells	442	408

        For 2008, Underground Mining's operating income was $328.1 million, compared to operating income of $158.3 million in 2007. Results in 2008 benefited from the effect of record metallurgical coal pricing, which was partially offset by higher production costs. Production costs per ton for 2008 were higher than 2007 due to inflationary increases in labor and materials as well as a higher mix of continuous miner tons versus longwall tons. In addition, 2008 operating income benefited from a 5% increase in production over the prior year but decreased due to higher depreciation expense.

Surface Mining

        Surface Mining reported revenues of $72.7 million in 2008 compared to $26.0 million in 2007. Of the $46.7 million increase, $34.8 million is due to an additional eight months of revenues generated by TRI in 2008 versus 2007, resulting from the September 2007 acquisition of TRI, and $13.8 million of the increase is due to the September 2008 acquisition of Taft. Partially offsetting these items is a slight decrease in revenues at TRI due to lower average selling prices in 2008 compared to 2007. Statistics for Surface Mining are presented in the following table:

	For the years ended December 31,
	2008	2007
Average coal selling price per ton	$64.96	$69.72
Tons of coal sold (in thousands)	1,069	247

        Surface Mining reported an operating loss of $23.4 million in 2008 versus operating income of $7.2 million in 2007. The results in 2008 include a $32.4 million impairment charge related to the decline in value of Taft's mineral interests as of December 31, 2008. See "Critical Accounting Estimates" for additional discussion of this impairment charge. Excluding this charge, operating income in 2008 was $9.0 million, or a $1.8 million improvement in 2008 as compared to 2007. The 2008 improvement in operating income is due to the addition of Taft and a full year of operating income at TRI. The increase from these subsidiaries was partially offset by the effect of a gain on the sale of land at Walter Minerals in 2007 that did not recur in 2008.

Walter Coke

        Net sales and revenues were $206.2 million for 2008, an increase of $71.3 million compared to 2007. This increase in revenues is due to an increase in metallurgical coke pricing as shown in the table below, which more than offset a slight decrease in tons sold.

	For the years ended December 31,
	2008	2007
Metallurgical coke tons sold	409,457	430,887
Metallurgical coke average selling price per ton	$393.66	$223.08

        Walter Coke reported operating income of $60.7 million for the year ended December 31, 2008 compared to $11.9 million in 2007, an increase of $48.8 million. Most of the increase results from the increase in metallurgical coke pricing, partially offset by higher raw material coal cost and a $2.4 million charge related to the resolution of a legal matter.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $49.2 million from $116.1 million at December 31, 2008 to $165.3 million at December 31, 2009 reflecting $284.0 million in cash flows provided by operating activities, partially offset by $93.0 million of cash flows used in investing activities and $147.1 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $70.5 million at December 31, 2009, a decrease of $69.9 million from December 31, 2008 primarily attributable to lower sales at Underground Mining in the fourth quarter of 2009 as compared to the fourth quarter of 2008. Also, net receivables declined $23.2 million due to the 2009 cash receipt of a Black Lung Excise Tax refund claim, which was recorded in December 2008.

        Inventories were $99.3 million at December 31, 2009, an increase of $24.1 million from December 31, 2008 primarily due to increased inventories at Surface Mining and Walter Coke, as production at these segments exceeded shipments in 2009.

        The current portion of our net deferred income tax asset was $110.6 million at December 31, 2009, an increase of $25.9 million from December 31, 2008, primarily due to an increase in the expected utilization of our net operating loss carryforward during the next twelve months.

        Accounts payable decreased $16.3 million from $60.5 million at December 31, 2008 to $44.2 million at December 31, 2009 primarily due to lower freight payables at Underground Mining and lower raw material purchases at Walter Coke due to reduced activity.

        Accrued expenses decreased $18.2 million from $57.2 million at December 31, 2008 to $39.0 million at December 31, 2009 primarily due to lower workers compensation liabilities, lower state tax liabilities and lower litigation-related claims liabilities.

        Long-term debt decreased $48.8 million from $211.9 million at December 31, 2008 to $163.1 million at December 31, 2009 primarily due to $40.0 million in payments made on our revolving line of credit during 2009.

        The long-term portion of the accumulated postretirement benefits obligation was $429.1 million at December 31, 2009, up $79.9 million from $349.2 million at December 31, 2008 due to an increase in the number of inactive participants, a decrease in the discount rate, an increase in the medical trend assumption, a change in the mortality assumptions and unfavorable claims experience for the United Mine Workers of America postretirement benefit plan, all of which caused an $87.9 million actuarially-determined increase to the liability as of December 31, 2009. This adjustment is recognized as a decrease to stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term funding is our bank term loan. As of December 31, 2009, total debt decreased $48.9 million as compared to December 31, 2008. See discussion below and Note 10 of "Notes to Consolidated Financial Statements."

        We believe that, based on current forecasts and anticipated market conditions, operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices and sales of coal and natural gas, coal production, costs of raw materials, interest rates and the general economy. Although markets have generally improved during the second half of 2009, there remains uncertainty in the financial markets, less availability and higher relative costs of credit. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or our current credit providers, the possibility does exist.

2005 Walter Credit Agreement

        In 2005, we entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which included, prior to its amendments, (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $137.5 million and $138.9 million of which was outstanding as of December 31, 2009 and 2008 with weighted average interest rates of 2.49% and 3.59% respectively, and (2) an initial $225.0 million revolving credit facility ("Revolver") which provides for loans and letters of credit. Our obligations under the 2005 Walter Credit Agreement ("Credit Agreement") are secured by substantially all of our and our guarantors' real, personal and intellectual property, and our ownership interest in the guarantors. Under the Credit Agreement, we are allowed to pay dividends and repurchase our own capital stock up to a maximum of $25 million plus 50% of consolidated net income from the immediately preceding year, provided that after such dividend and/or stock purchase, the remaining amount available to be drawn under the Revolver is at least $50.0 million. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        In 2008, we amended the Credit Agreement to increase the Revolver to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate certain debt related to our Financing business prior to its spin-off. The amendment also increased the interest rate on the Revolver and the term loan to as much as LIBOR plus 300 basis points. The commitment fee on the unused portion of the Revolver also increased from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contained a reducing revolver commitment feature, where the total available revolver commitment would not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on our ability to engage in specified activities, were also amended, and included, but were not limited to, increased indebtedness and approval of certain activities associated with our strategic initiatives in businesses that are now discontinued.

        In connection with the 2008 amendment to the Credit Agreement, we incurred $3.9 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the Revolver.

        During 2008, we borrowed $340.0 million under the Revolver. On June 16, 2008, we completed an offering of shares of our common stock and received $280.5 million of net proceeds, as more fully discussed in Note 12. The net proceeds from the offering were used to repay $77.9 million on the outstanding term loan and $202.5 million on the Revolver. Additional repayments during 2008 totaled $97.5 million, leaving a Revolver balance of $40.0 million at December 31, 2008. This remaining balance was repaid during 2009.

        Under the terms of our amended Credit Agreement, availability under the Revolver was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. In connection with the repayments discussed above, we recognized additional amortization of $3.1 million of previously deferred financing fees, which was included in interest expense in the 2008 statement of operations.

        In 2009 we amended the Credit Agreement to extend the maturity date of the Revolver from October 4, 2010 to July 2, 2012 and amend the size of the Revolver to $300.0 million that, subject to certain conditions, can be increased to $425.0 million. The amendment also increases the interest rate on the Revolver by 100 basis points to as much as LIBOR plus 400 basis points. The commitment fee on the unused portion of the Revolver was set at 0.5% per year for all pricing levels compared to a range of 0.4% to 0.5% per year prior to the change. In addition, certain financial covenants in the Credit Agreement were eliminated. The amendment did not affect the term loan portion of the Credit Agreement.

        As of December 31, 2009, the term loan currently bears interest at LIBOR plus 225 basis points. As of December 31, 2009, we had $63.7 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed in Note 3 of "Notes to Consolidated Financial Statements", $0.0 Revolver borrowings, and $236.3 million of availability for future borrowings under the Revolver.

Other Debt

        In October 2008, we entered into a $32.3 million equipment financing arrangement for certain previously procured mining equipment. This facility requires monthly payments using a commercial mortgage style amortization, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At December 31, 2009, there was $26.6 million outstanding at a stated interest rate of 3.98%. In addition, in 2008, we entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit fixed interest rate of 9.78%. At December 31, 2009 there was a balance remaining of $7.9 million. In June 2009, we entered into a $12.7 million arrangement to finance the premium payments of our property insurance. The debt obligation is being repaid in nine monthly installments of $1.4 million that began in July 2009 and has a fixed interest rate of 3.90%. As of December 31, 2009, $4.3 million was outstanding. In addition, as of December 31, 2009, $0.2 million of other debt was outstanding.

Statements of Cash Flows

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the years ended December 31,
	2009	2008
Cash flows provided by operating activities	$283,968	$331,454
Cash flows used in investing activities	(93,028)	(118,761)
Cash flows provided by (used in) financing activities	(147,143)	146,050

Cash flows provided by continuing operations	43,797	358,743
Cash flows provided by (used in) discontinued operations	5,064	(271,685)

Net increase in cash and cash equivalents	$48,861	$87,058

        Cash balances were $165.3 million and $116.1 million at December 31, 2009 and December 31, 2008, respectively. The increase in cash in 2009 results from cash provided by operating activities of $284.0 million, partially offset by capital expenditures of $96.3 million, debt repayments of $61.6 million, purchases of stock of $34.3 million, and cash dividend payments of $21.2 million. In addition, $33.8 million of cash was "spun-off" with Financing.

        Net cash provided by operating activities of continuing operations was $284.0 million for the year ended December 31, 2009 compared to $331.5 million for 2008. The decrease of $47.5 million is primarily attributable to $157.2 million of lower income from continuing operations, adjusted for non-cash items, partially offset by $109.7 million favorable effect from changes in current assets and liabilities, primarily resulting from a favorable change in receivables.

        Cash flows used in investing activities of continuing operations for the year ended December 31, 2009 were $93.0 million compared to $118.8 million for the same period in 2008. Cash flows used in investing activities in 2009 were almost entirely related to $96.3 million of capital expenditures. Significant cash flows used in investing activities in 2008 included $99.9 million for capital expenditures and $17.1 million, net of cash acquired, for the acquisition of Taft.

        Cash flows used in financing activities of continuing operations for the year ended December 31, 2009 were $147.1 million compared to $146.1 million of cash flows provided by financing activities in 2008. Cash used in 2009 included $61.6 million of debt repayments, $34.2 million of stock purchased under the stock repurchase program, $33.8 million of cash spun off to Financing and $21.2 million of dividends. Cash flows provided by financing activities in 2008 included: proceeds from debt issuance of $340.0 million and proceeds from a stock offering of $280.5 million, partially offset by debt repayments of $398.7 million, purchases of stock under the stock repurchase program of $64.6 million and dividends paid of $16.2 million.

        Capital expenditures totaled $96.3 million in 2009 related principally to the Mine No. 7 East expansion project and other mine development activities at Underground Mining. Capital expenditures for 2010 are expected to total approximately $110 million. Current expectations include approximately $80 million of maintenance capital for all of our segments. An additional $10 million is projected for the initial development of the 35 million tons of reserves acquired at Mine No. 4 in 2008. The remainder includes various expenditures primarily for replacement shields at Underground Mining and oven wall repairs at Walter Coke.

Contractual Obligations and Commercial Commitments

        We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a borrowing or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit or guarantees of debt.

        The following tables summarize our contractual obligations and commercial commitments as of December 31, 2009. This table does not include interest payable on these obligations. In 2009, we paid approximately $10.0 million of interest on the term loan, revolver and other debt financings. In 2010, we estimate total cash interest payments related to these obligations will be approximately the same as that paid in 2009.

        Contractual obligations and commercial commitments(5):

		Payments Due by Period (in thousands)
	Total	2010	2011	2012	2013	2014	Thereafter
2005 Walter term loan	$137,498	$1,436	$1,436	$134,626	$—	$—	$—
Other debt(1)	39,000	11,915	8,042	8,617	8,643	1,783	—
Operating leases(2)	23,546	9,219	7,189	5,546	1,429	163	—
Long term purchase obligations(3)	44,933	11,982	11,982	11,982	8,987	—	—

Total contractual cash obligations	$244,977	34,552	28,649	160,771	19,059	1,946	$—

Other long-term liabilities(4)		34,234	25,297	26,387	27,781	28,886

Total cash obligations		$68,786	$53,946	$187,158	$46,840	$30,832

(1)
Primarily includes equipment financing, capital leases and a one-year property insurance financing agreement. See Note 10 of "Notes to Consolidated Financial Statements" for further discussion.

(2)
Subsequent to December 31, 2009, we signed a 10-year, non-cancellable lease agreement for 40,390 square feet of space for our new headquarters location in 2010. The rent on this space ranges from $0.8 million to $0.9 million per year. This obligation is not included in the table above.

(3)
Represents minimum maintenance payments due for assets under capital lease.

(4)
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

(5)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, as established pursuant to ASC Topic 740, "Income Taxes," cannot be estimated and, therefore, has not been included in the table. See Note 9 of "Notes to Consolidated Financial Statements."

        Environmental, miscellaneous litigation and other commitments and contingencies:

        See Note 14 of "Notes to Consolidated Financial Statements" for discussion of these matters not included in the tables above due to their contingent nature.

CRITICAL ACCOUNTING ESTIMATES

        Management's discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and notes thereto, particularly Note 16 of "Notes to Consolidated Financial Statements" which presents net sales and revenues and operating income by reportable segment. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these financial statements or disclosed in the related notes thereto. Management evaluates these estimates and assumptions on an ongoing basis, using historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management's estimates.

        We believe the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management's historical experience and on various other assumptions that we believe reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our financial statements.

Inventory valuation

        The valuation of coal inventories are subject to estimates due to possible gains or losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and due to fluctuations in moisture content. Adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent losses, primarily based on historical findings, the results of aerial surveys and periodic coal pile clean-ups. During the four years ended December 31, 2009, results of aerial surveys have indicated that perpetual records require adjustments ranging from +3.5% to -5.5% of the ending inventory tonnage balance. As a result of these historical results, we have recognized a reduction to the ending coal inventory at December 31, 2009 in the amount of $0.4 million, or 1.1% of the ending balance, as the estimate of the probable valuation inaccuracy inherent in the inventory balance. A 1.0% gain or loss of the inventory balance at December 31, 2009 potentially resulting from these inherent inaccuracies in the measurement processes would result in an increase or decrease, respectively, to income of approximately $0.3 million.

Employee Benefits

        We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions used in developing the required estimates including the following key factors:

  •
  Discount rate

  •
  Salary growth

  •
  Retirement rates

  •
  Mortality rates

  •
  Healthcare cost trends

  •
  Expected return on plan assets

	Pension Benefits		Other Benefits
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.90%	6.50%	5.90%	6.50%
Rate of compensation increase	3.70%	3.70%	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.50%	6.50%	6.50%	6.50%
Expected return on plan assets	8.90%	8.90%	—	—
Rate of compensation increase	3.70%	3.60%	—	—

	December 31,
	2009		2008
	Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	8.00%	8.00%	7.60%	8.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2014	2014

        The discount rate used to determine pension and other post-retirement expense is 6.50% for both 2009 and 2008. The rate of return on plan assets used to determine pension expense is 8.90% for both 2009 and 2008. The discount rate is based on a yield-curve approach which discounts each projected benefit obligation based cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective liability stream cash flow. The model sums the present values of all of the cash flows and then calculates the equivalent weighted-average discount rate by imputing the single interest rate that equates the total present value with the stream of future cash flows. We review our actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of modifications are amortized over future periods.

        Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects as of and for the year ended December 31, 2009 (in thousands):

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Healthcare cost trend:
Effect on total of service and interest cost components	$3,288	$(2,732)
Effect on postretirement benefit obligation	61,537	(49,859)
Discount rate:
Effect on postretirement service and interest cost components	223	(378)
Effect on postretirement benefit obligation	(51,950)	65,237
Effect on current year postretirement expense	(2,577)	2,995
Effect on pension service and interest cost components	(122)	(58)
Effect on pension benefit obligation	(22,333)	24,857
Effect on current year pension expense	(2,191)	2,246
Expected return on plan assets:
Effect on current year pension expense	(1,270)	1,270
Rate of compensation increase:
Effect on pension service and interest cost components	367	(350)
Effect on pension benefit obligation	2,963	(2,809)
Effect on current year pension expense	656	(623)

        We also have significant liabilities for uninsured or partially insured employee-related liabilities, including workers' compensation liabilities, miners' Black Lung benefit liabilities, and liabilities for various life and health benefits. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates determined on an actuarial basis from historical experience using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates.

        Workers' compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience, changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. At December 31, 2009, a one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $1.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.6 million.

        For the workers' compensation liability, we apply a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. At December 31, 2009, a one-percentage-point increase in the discount rate on the discounted workers' compensation liability would decrease the liability by $0.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.1 million.

Income Taxes

        Accounting principles generally accepted in the U.S. require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are required to be reduced by a valuation allowance if it is "more likely than not" that some portion or the entire deferred tax asset will not be realized. No valuation allowance has been established against our net deferred tax asset because we believe that the entire deferred tax asset will be realized during the allowed statutory carryforward period. In our evaluation of the need for a valuation allowance against the net deferred tax asset, we considered various factors including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in this evaluation, we may need to record a charge to earnings to reflect the change in our expected valuation of the net deferred tax asset.

        As discussed in Note 9 of "Notes to Consolidated Financial Statements," we are in dispute with the Internal Revenue Service (the "IRS") on a number of federal income tax issues primarily related to the discontinued Homebuilding and Financing businesses. We believe that our tax filing positions have substantial merit and we intend to vigorously defend these positions. We have established accruals that we believe are sufficient to address claims related to our uncertain tax positions, including related interest and penalties. Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management's estimate of this liability could change.

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. Assumptions made in the evaluation of impairment testing can have a significant effect on financial results.

        As discussed in Note 3 of "Notes to the Consolidated Financial Statements," we acquired Taft in September 2008. A significant portion of the purchase price was allocated to the mineral interests, valued at $44.0 million. The value of the mineral interests was based, in part, on the market price of similar coals at the date of acquisition and the forecasts that existed as of that date. Subsequent to the acquisition, the market price and future forecasted market prices for similar coal dropped significantly, triggering a need for an impairment test of the mineral interests. The results of the impairment test indicated that the fair value of the mineral interests were significantly below the carrying value. As a result, we recorded a $32.4 million impairment charge in the 2008 fourth quarter. The estimated fair value of the mineral interests used in the impairment testing was extremely sensitive to the estimated market price of similar coals. For example, a 10% increase or decrease in the market pricing used as of the date of the impairment testing of this asset would have increased or decreased, respectively, the estimated fair value by approximately $5.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, disclosure is required for periods beginning after December 31, 2009. Since we are subject to this guidance because we extract hydrocarbons from coalbeds, disclosures under ASC Topic 932 will be provided for our 2010 reporting period, as required. We do not expect the effect of applying the amendment to have a material effect on our operating results or financial condition.

MARKET RISK

        We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. Our primary market risk exposures relate to interest rate risk and commodity risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

        Our primary interest rate risk exposures relate to the interest rates on third-party indebtedness. As described more fully under the caption "Liquidity and Capital Resources," above, we have the following financial instruments that inherently expose us to interest rate risk: the 2005 Walter Credit Agreement, an equipment financing arrangement, a capital lease for certain mining equipment and an insurance premium financing arrangement. In addition, as described in Note 15 of "Notes to Consolidated Financial Statements," we have entered into an interest rate hedge agreement to convert our equipment financing from a floating rate of interest to a fixed rate of interest.

        A ten percent decrease in interest rates from the December 31, 2009 and 2008 rates would result in an increase to annual pre-tax income from these financial instruments of approximately $0.4 million and $0.6 million, respectively, while a ten percent increase in rates would decrease annual pre-tax income approximately $0.4 million and $0.6 million, respectively.

Commodity risks

        We are exposed to commodity price risk on sales of natural gas. On an annual basis, our sales of natural gas approximates 6.0 to 6.4 million mmbtus (equivalent of 6.1 to 6.6 billion cubic feet).

        We occasionally utilizes derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. During 2009 and 2008, we hedged approximately 8% and 73%, respectively, of our natural gas sales with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. These swap contracts resulted in $2.0 million of cash inflows in 2009 and $3.6 million of cash outflows in 2008, impacting net sales and revenues.

        At December 31, 2009, swap contracts to hedge approximately 1.6 million mmbtus of anticipated natural gas sales in 2010 and, at December 31, 2008, swap contracts to hedge approximately 0.5 million mmbtus of anticipated natural gas sales in 2009 were outstanding as more fully described in Note 15 of "Notes to Consolidated Financial Statements." A ten percent favorable or unfavorable change in the natural gas prices would not have a material effect in the fair value of the swap contracts outstanding at December 31, 2009 and 2008.

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2009(1)	March 31	June 30	September 30	December 31
Net sales and revenues	$283,137	$169,120	$278,305	$236,265
Income from continuing operations	$72,850	$11,336	$24,368	$33,296
Income (loss) from discontinued operations	253	(265)	(560)	(4,120)

Net income	$73,103	$11,071	$23,808	$29,176

Diluted income (loss) per share:(2)
Income from continuing operations	$1.36	$0. 21	$0.45	$0.62
Income (loss) from discontinued operations	—	—	(0.01)	(0.08)

Net income	$1.36	$0.21	$0.44	$0.54

	Quarter ended
Fiscal Year 2008(1)	March 31	June 30	September 30	December 31
Net sales and revenues	$200,933	$274,408	$308,807	$365,536
Income from continuing operations	$17,280	$45,631	$71,290	$96,991
Income (loss) from discontinued operations(3)	(16,781)	5,145	(16,290)	143,314

Net income	$499	$50,776	$55,000	$240,305

Diluted income (loss) per share:(2)
Income from continuing operations	$0.33	$0.85	$1.26	$1.77
Income (loss) from discontinued operations	(0.32)	0.09	(0.29)	2.60

Net income	$0.01	$0.94	$0.97	$4.37

(1)
Amounts vary from previous Form 10-Q disclosures as a result of classifying Kodiak, Financing and Homebuilding as discontinued operations.

(2)
The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding.

(3)
Fourth quarter 2008 results from discontinued operations includes a tax benefit of $167.0 million related to the deemed liquidation of Homebuilding for tax purposes.

Item 8.    Financial Statements and Supplementary Data

        Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited financial information presented in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Incorporated by reference to the 2010 Proxy Statement.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures are effective as of December 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management, under the supervision of our Chief Executive Officer (principal executive and financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, Ernst and Young, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.

Evaluation of Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Victor P. Patrick	52	Chief Executive Officer, Chief Financial Officer and General Counsel
George R. Richmond	59	President and Chief Operating Officer
Lisa A. Honnold	42	Senior Vice President, Controller
Michael T. Madden	58	Senior Vice President, Sales and Marketing
Keith M. Shull	59	Senior Vice President, Human Resources
Charles C. Stewart	54	President, Walter Coke, Inc. and Walter Minerals, Inc.

        Our executive officers as of February 26, 2010 are listed below.

        Victor P. Patrick is Chief Executive Officer, Chief Financial Officer and General Counsel for the Company and has served on the Board of Directors of the Company since 2006. Mr. Patrick served as Vice Chairman, Chief Financial Officer and General Counsel since February 2008. Mr. Patrick previously served as Vice Chairman and General Counsel since April 2007 and Vice Chairman, General Counsel and Secretary since August 2006. Mr. Patrick joined the Company in 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Patrick held various executive positions with Honeywell International, a diversified company providing aerospace, control technologies, automotive products and specialty materials, from 1994 to July 2002, last serving as Vice President, Secretary and Deputy General Counsel. Mr. Patrick received his law degree from Harvard University and holds a B.S. from Princeton University. Mr. Patrick has advised the Company of his intention to retire from the Company and his decision not to seek re-election to the Board at the Company's annual meeting of stockholders to be held on April 21, 2010.

        George R. Richmond is President and Chief Operating Officer for the Company and has served on the Board of Directors of the Company since 2006. Mr. Richmond previously served as Chief Executive Officer of Jim Walter Resources, Inc. from 2006 to September 2009 and President and Chief Operating Officer of Jim Walter Resources, Inc. since 1997. Mr. Richmond has over 44 years of experience in deep underground longwall mining, having joined Jim Walter Resources, Inc. in 1978 after 13 years in various engineering and management capacities for Great Britain's National Coal Board (now known as British Coal). Mr. Richmond is a member of the Board of Directors of the National Mining Association; the Alabama Coal Association, serving as Chairman from 2004-2006; and the Business Council of Alabama. Mr. Richmond received a national diploma in Mining Engineering from Doncaster College, Yorkshire, a bachelor degree in Mechanical Engineering from the University of Bradford, Yorkshire, and a Government Certificate in Safety and Law from the National Coal Board.

        Lisa A. Honnold is Senior Vice President, Controller of the Company. Ms. Honnold previously served as Vice President of Corporate Accounting for the Company from December 2005 through March 2006. Prior to joining the Company, Ms. Honnold was Vice President, Corporate Controller of Catalina Marketing Corporation, a targeted media marketing firm, from December 2004 to November 2005, holding the previous title of Assistant Controller since November 2003. From 1996 to November 2003, Ms. Honnold held various positions with NACCO Industries, Inc., a diversified company with businesses in lift trucks, small appliances, specialty retail and mining, last serving as Manager of Financial Reporting and Analysis. Ms. Honnold is a certified public accountant and received a B.S. in Accountancy from Miami University.

        Michael T. Madden is Senior Vice President, Sales and Marketing for the Company. Mr. Madden previously served as Vice President—Marketing & Transportation of Jim Walter Resources, Inc. from 1996 through February 2010. Prior to that, Mr. Madden held various management positions in the coal industry for both the domestic and export markets from 1974 through 1996. Mr. Madden is a member of the National Mining Association; the Alabama Coal Association and the New York Coal Trade Association. Mr. Madden received a B.S. in business administration from St. Bonaventure University.

        Keith M. Shull was appointed Senior Vice President, Human Resources on January 25, 2010. Prior to joining the Company, Mr. Shull served in various senior executive human resource roles, including Senior Vice President Global Human Resources, for Arrow Electronics, Inc., an electronics distribution and services corporation, from 2005 through 2008. From 2009 to 2010 Mr. Shull was an independent consultant to the global mining industry. From January 2005 to December 2005 Mr. Shull served as Corporate Vice President of Human Resources for Commercial Metals Company, an international public steel corporation. From 1996 through 2005 Mr. Shull served in various executive management human resources positions, including Senior Vice President Human Resources, in the base metals and petroleum divisions of BHP Billiton, Inc., an international diversified natural resources company. Mr. Shull received a B. A. in business administration from California State University, Fullerton and a MA in management from the Drucker School of Management at Claremont University.

        Charles C. Stewart has been President and Chief Operating Officer of Walter Coke, Inc. since May 2003 and President of Walter Minerals, Inc. (previously known as United Land Corporation) since July 2007. Mr. Stewart previously served in various mining and engineering capacities for Jim Walter Resources for 25 years, culminating in his appointment as Vice President of Engineering. Mr. Stewart is a trustee of the Birmingham Business Alliance; a member of the Board of Directors of the American Coke and Coal Chemicals Institute, serving as Chairman from 2007-2008; and a member of the Alabama Coal Association. Mr. Stewart received a B.S. in Mineral Engineering from the University of Alabama and a MBA from Samford University.

Code of Conduct

        The Board has adopted a Code of Conduct Policy and Compliance Program ("Code of Conduct") which is applicable to all employees, directors and officers of the Company. The code of Conduct is posted on our website at www.walterenergy.com and is available in print to stockholders who request a copy. We have made available an Ethics Hotline, where employees can anonymously report a violation of the Code of Conduct.

Additional Information

        Additional information, as required in Item 10. "Directors and Executive Officers of the Registrant" are incorporated by reference to the Proxy Statement (the "2010 Proxy Statement") included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation

        Incorporated by reference to the 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the 2010 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference to the 2010 Proxy Statement.

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

WALTER ENERGY, INC.
February 26, 2010	/s/ VICTOR P. PATRICK Victor P. Patrick, Chief Executive Officer, Chief Financial Officer and General Counsel (Principal Executive and Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2010	/s/ HOWARD L. CLARK, JR. Howard L. Clark, Jr., Director*
February 26, 2010	/s/ JERRY W. KOLB Jerry W. Kolb, Director*
February 26, 2010	/s/ PATRICK A. KRIEGSHAUSER Patrick A. Kriegshauser, Director*
February 26, 2010	/s/ JOSEPH B. LEONARD Joseph B. Leonard, Director*
February 26, 2010	/s/ BERNARD G. RETHORE Bernard G. Rethore, Director*
February 26, 2010	/s/ GEORGE R. RICHMOND George R. Richmond, Director, President and Chief Operating Officer*
February 26, 2010	/s/ MICHAEL T. TOKARZ Michael T. Tokarz, Chairman*
February 26, 2010	/s/ A.J. WAGNER A.J. Wagner, Director*
February 26, 2010	/s/ LISA A. HONNOLD Lisa A. Honnold, Senior Vice President, Controller and Principal Accounting Officer

*By:	/s/ VICTOR P. PATRICK Victor P. Patrick Attorney-in-Fact

 Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Walter Energy, Inc.

        We have audited the accompanying consolidated balance sheets of Walter Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Energy, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As noted in the consolidated statements of changes in stockholders' equity and comprehensive income, in 2007 the Company changed its method for accounting for income tax uncertainties. As discussed in Note 11 to the consolidated financial statements, in 2008 the Company changed its accounting for defined benefit pension and other postretirement plans.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Energy, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Tampa, Florida
February 26, 2010

 Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Walter Energy, Inc.

        We have audited Walter Energy, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Walter Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Walter Energy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Tampa, Florida
February 26, 2010

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets of continuing operations:
Cash and cash equivalents	$165,279	$116,074
Receivables, net	70,500	140,423
Inventories	99,278	75,172
Deferred income taxes	110,576	84,669
Other current assets	27,065	26,119

Total current assets	472,698	442,457
Property, plant and equipment, net	522,931	504,585
Deferred income taxes	178,338	179,402
Other long-term assets	70,192	69,251

Total assets of continuing operations	1,244,159	1,195,695

Assets of discontinued operations:
Current assets	15,197	16,158
Long-term assets	—	18,396
Unclassified assets	—	1,837,744

Total assets of discontinued operations	15,197	1,872,298

	$1,259,356	$3,067,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities of continuing operations:
Accounts payable	$44,211	$60,497
Accrued expenses	39,034	57,230
Current debt	13,351	13,480
Accumulated postretirement benefits obligation	23,563	19,124
Other current liabilities	18,513	20,801

Total current liabilities	138,672	171,132
Long-term debt	163,147	211,905
Accumulated postretirement benefits obligation	429,096	349,184
Other long-term liabilities	261,736	273,645

Total liabilities of continuing operations	992,651	1,005,866

Liabilities of discontinued operations:
Current liabilities	7,310	12,400
Unclassified liabilities	—	1,419,458

Total liabilities of discontinued operations	7,310	1,431,858

Total liabilities	999,961	2,437,724

Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares Issued—53,256,904 and 54,143,958 shares, respectively	533	541
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	374,522	714,174
Retained earnings	50,852	50,990
Accumulated other comprehensive income (loss):
Pension and other post-retirement benefit plans, net of tax	(167,037)	(137,364)
Unrealized gain on hedges, net of tax	525	1,928

Total stockholders' equity	259,395	630,269

	$1,259,356	$3,067,993

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2009	2008	2007
Net sales and revenues:
Net sales	$955,508	$1,135,745	$745,236
Miscellaneous income	11,319	13,939	29,559

	966,827	1,149,684	774,795

Cost and expenses:
Cost of sales (exclusive of depreciation)	586,774	628,325	496,284
Depreciation	72,939	56,542	39,234
Selling, general and administrative	70,063	63,394	55,182
Postretirement benefits	30,833	27,557	27,750
Amortization of intangibles	447	273	351
Restructuring and impairment charges	3,601	32,386	—

	764,657	808,477	618,801

Operating income	202,170	341,207	155,994
Interest expense	(18,975)	(26,226)	(18,830)
Interest income	799	17,808	2,545

Income from continuing operations before income tax expense	183,994	332,789	139,709
Income tax expense	42,144	101,597	41,482

Income from continuing operations	141,850	231,192	98,227
Income (loss) from discontinued operations	(4,692)	115,388	13,772

Net income	$137,158	$346,580	$111,999

Basic income (loss) per share:
Income from continuing operations	$2.67	$4.30	$1.89
Income (loss) from discontinued operations	(0.09)	2.14	0.26

Basic net income per share	$2.58	$6.44	$2.15

Diluted income (loss) per share:
Income from continuing operations	$2.64	$4.24	$1.87
Income (loss) from discontinued operations	(0.09)	2.11	0.26

Diluted net income per share	$2.55	$6.35	$2.13

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

(in thousands)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$1,908	$728	$757,699		$(398,564)	$(259,317)	$(98,638)
Adjustment to initially apply FIN 48	(4,421)				(4,421)

Adjusted balance at January 1, 2007	(2,513)	728	757,699		(402,985)	(259,317)	(98,638)
Comprehensive income:
Net income	111,999			$111,999	111,999
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $9.7 million tax provision	15,231			15,231			15,231
Net unrealized loss on hedges, net of $4.3 million tax benefit	(8,446)			(8,446)			(8,446)

Comprehensive income				$118,784

Retirement of treasury stock		(207)	(259,902)			260,109
Purchases of stock under stock repurchase program	(5,627)	(1)	(5,626)
Stock issued upon exercise of stock options	1,447		1,447
Tax benefit on the exercise of stock options	2,015		2,015
Dividends paid, $0.20 per share	(10,411)		(10,411)
Stock based compensation	11,810		11,810
Other	(792)					(792)

Balance at December 31, 2007	114,713	520	497,032		(290,986)	—	(91,853)
Comprehensive income:
Net income	346,580			$346,580	346,580
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $32.3 million tax benefit	(50,961)			(50,961)			(50,961)
Net unrealized gain on hedges, net of $4.5 million tax provision	6,710			6,710			6,710

Comprehensive income				$302,329

Effects of changing the pension plan measurement date pursuant to FASB Statement No. 158:
Service cost, interest cost, and expected return on plan assets for October 1–December 31, 2007, net of $3.0 million tax benefit	(4,604)				(4,604)
Amortization of prior service cost and actuarial gain/loss for October 1–December 31, 2007, net of $0.5 million tax provision	668						668
Proceeds from public stock offering	280,464	32	280,432
Purchases of stock under stock repurchase program	(64,644)	(16)	(64,628)
Stock issued upon exercise of stock options	7,993	4	7,989
Stock issued upon conversion of convertible notes	785	1	784
Dividends paid, $0.30 per share	(16,233)		(16,233)
Stock based compensation	10,439		10,439
Other	(1,641)		(1,641)

Balance at December 31, 2008	630,269	541	714,174		50,990	—	(135,436)
Comprehensive income:
Net income	137,158			$137,158	137,158
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $44.2 million tax benefit	(28,513)			(28,513)			(28,513)
Change in unrealized gain (loss) on hedges, net of $0.4 million tax	(877)			(877)			(877)

Comprehensive income				$107,768

Purchases of stock under stock repurchase program	(34,254)	(14)	(34,240)
Stock issued upon the exercise of stock options	9,888	6	9,882
Stock dividend for spin-off of Financing	(439,093)		(321,301)		(116,106)		(1,686)
Dividends paid, $0.40 per share	(21,190)				(21,190)
Stock based compensation	6,703		6,703
Other	(696)		(696)

Balance at December 31, 2009	$259,395	$533	$374,522		$50,852	$—	$(166,512)

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$137,158	$346,580	$111,999
Loss (income) from discontinued operations	4,692	(115,388)	(13,772)

Income from continuing operations	141,850	231,192	98,227
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	72,939	56,542	39,234
Deferred income tax provision (benefit)	29,038	89,370	(2,522)
Non-cash restructuring and impairment charges	3,601	32,386	—
Other	18,337	13,448	15,160
Decrease (increase) in current assets, net of effect of acquisitions:
Receivables	69,772	(92,421)	7,255
Inventories	(25,076)	(32,005)	5,095
Other current assets	17,624	23,775	6,738
Increase (decrease) in current liabilities, net of effect of acquisitions:
Accounts payable	(16,286)	4,768	7,963
Accrued expenses and other current liabilities	(27,831)	4,399	(12,983)

Cash flows provided by (used in) operating activities	283,968	331,454	164,167

INVESTING ACTIVITIES
Additions to property, plant and equipment	(96,298)	(99,946)	(147,556)
Acquisitions, net of cash acquired	—	(17,089)	(11,650)
Other	3,270	(1,726)	1,712

Cash flows provided by (used in) investing activities	(93,028)	(118,761)	(157,494)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	340,000	—
Retirements of debt	(61,597)	(398,709)	(44,679)
Sale of common stock	—	280,464	—
Purchases of stock under stock repurchase program	(34,254)	(64,644)	—
Cash spun off to Financing	(33,821)	—	—
Dividends paid	(21,190)	(16,233)	(10,411)
Other	3,719	5,172	1,185

Cash flows provided by (used in) financing activities	(147,143)	146,050	(53,905)

Cash flows provided by (used in) continuing operations	43,797	358,743	(47,232)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	19,070	25,563	(23,521)
Cash flows provided by (used in) investing activities	27,379	36,210	4,193
Cash flows provided by (used in) financing activities	(41,385)	(333,458)	(30,196)

Cash flows provided by (used in) discontinued operations	5,064	(271,685)	(49,524)

Net increase (decrease) in cash and cash equivalents	$48,861	$87,058	$(96,756)

Cash and cash equivalents at beginning of year	$116,074	$27,459	$123,731
Add: Cash and cash equivalents of discontinued operations at beginning of year	1,598	3,155	3,639
Net increase (decrease) in cash and cash equivalents	48,861	87,058	(96,756)
Less: Cash and cash equivalents of discontinued operations at end of year	1,254	1,598	3,155

Cash and cash equivalents at end of year	$165,279	$116,074	$27,459

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the years ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES:
Interest paid, net of capitalized interest	$9,991	$18,638	$19,703
Income taxes paid	$15,326	$27,680	$54,818
Non-Cash Investing Activities:
Acquisition of Taft in 2008 and TRI in 2007:
Fair value of assets acquired		$71,679	$26,260
Fair value of liabilities assumed		(51,579)	(14,216)
Less: Cash acquired		(3,011)	(394)

Net cash paid		$17,089	$11,650

Non-Cash Financing Activities:
One-year property insurance policy financing agreement	$12,710	$13,884	$12,516

Dividend to spin off Financing	$437,407	$—	$—

Equipment acquired with specific financing arrangements	$—	$41,681	$—

Non-cash conversion of Senior Subordinated Convertible Notes into stock	$—	$785	$—

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

        On April 23, 2009, Walter Industries, Inc. changed its name to Walter Energy, Inc. ("Walter"). Walter, together with its consolidated subsidiaries ("the Company"), is a leading U.S. producer and exporter of premium hard coking coal for the global steel industry (Underground Mining), operates surface mines for the steam coal and industrial coal markets (Surface Mining) and produces metallurgical coke (Walter Coke). In December 2008, the Company announced the closure of its Homebuilding segment and on April 17, 2009, the Company spun off its Financing segment. As a result of the closure and spin-off, amounts previously reported in those segments are presented as discontinued operations for all periods presented. See Note 3. These actions have completed the transformation of Walter Industries, Inc. from a diversified corporation to a pure play natural resources and energy company, now renamed Walter Energy, Inc.

        Prior to the first quarter of 2009, the Company's underground and surface coal mining operations were reported together as the Natural Resources segment. Beginning with the first quarter of 2009, the Company revised its reportable segments to separate the Natural Resources segment into Underground Mining and Surface Mining. Underground Mining includes the Company's underground hard coking coal operations from the No. 4 and No. 7 mines and its natural gas operations. Surface Mining includes the Company's surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. (formerly known as United Land Corporation) results. In addition, during the second quarter of 2009 the Company changed the name of its metallurgical coke manufacturer from Sloss Industries Corporation to Walter Coke, Inc. See Note 16 for segment information.

NOTE 2—Summary of Significant Accounting Policies

Basis of Presentation

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

        The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. Preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. The notes to consolidated financial statements, except where otherwise indicated, relate to continuing operations only.

Concentrations of Credit Risk and Major Customers

        The Company's principal line of business is the mining and marketing of its metallurgical coal to foreign steel and coke producers. In 2009, approximately 75% of the Company's net sales and revenues were derived from coal shipments to these customers, located primarily in Europe and South America. At December 31, 2009 and 2008, approximately 57% and 60%, respectively, of the Company's receivables, net, related to these customers. Furthermore, sales to a single customer represented 13.7%, 8.1% and 8.1% of consolidated net sales and revenues in 2009, 2008 and 2007, respectively, while sales to another single customer represented 12.6%, 10.4% and 8.9% of consolidated net sales and revenues in 2009, 2008 and 2007, respectively. Credit is extended based on an evaluation of the customer's financial condition. In some instances, the Company requires letters of credit, cash collateral or prepayment for shipment from its customers to mitigate the risk of loss. These efforts have consistently led to minimal credit losses.

Revenue Recognition

        Underground and Surface Mining    Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; delivery has occurred; and collectability is reasonably assured. Delivery is considered to have occurred at the time title and risk of loss transfers to the customer. For coal shipments via rail, delivery generally occurs when the railcar is loaded. For coal shipments via ocean vessel, delivery generally occurs when the vessel is loaded. For the Company's natural gas operations, delivery occurs when the gas has been transferred to the customer's pipeline.

        Walter Coke    For products shipped via rail or truck, revenue is recognized when title and risk of loss transfer to the customer, generally at the point of shipment.

        Other    Generally, land sales are recognized as revenue when legal transfer of ownership to the buyer occurs, which is at closing.

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

Inventories

        Inventories are valued at the lower of cost or market. Underground and Surface Mining's coal inventory costs include labor, supplies, equipment costs, operating overhead, freight, royalties and other related costs. Underground Mining's coal inventories and Walter Coke's inventory are determined using the first-in, first-out ("FIFO") method, while Surface Mining's coal and all of the Company's supplies inventories are determined using the average cost method of accounting. The valuation of coal inventories are subject to estimates due to possible gains or losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent gains and losses, primarily based on historical findings, the results of aerial surveys and periodic coal pile clean-ups. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate market value.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense range from 3 to 10 years for machinery and equipment, 15 to 30 years for land improvements and buildings, and mine life for mineral interests and mine development costs. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

        Direct internal and external costs to implement computer systems and software are capitalized and are amortized over the estimated useful life of the system or software, beginning when site installations or module development is complete and ready for its intended use, which generally is 3 to 5 years.

        The Company has certain asset retirement obligations, primarily related to reclamation efforts for its Underground and Surface Mining segments. These obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is amortized over the useful life of the asset. In addition, the Company has certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of its facilities, primarily in the Walter Coke segment. The Company plans to operate such facilities for the foreseeable future and as such has not estimated a liability at December 31, 2009. The Company will recognize a liability in the period in which it is determined that the plant will not operate in the foreseeable future and information is available to reasonably estimate the liability's fair value.

        For the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest costs in the amount of $1.2 million, $3.9 million and $10.9 million, respectively. Interest capitalization increased in 2007 primarily due to Underground Mining's capital expansion projects and the recognition of $4.6 million of capitalized interest applicable to prior years' expansion projects. This amount was recorded in 2007 as the amount was determined to be immaterial to those prior years on both a quantitative basis and on a qualitative basis.

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Fair value is generally determined using market quotes, if available, or a discounted cash flow approach. There were no significant impairments of long-lived assets during the year ended December 31, 2007. However, during the years ended December 31, 2009 and 2008, the Company recorded impairment charges relating to certain long-lived assets of the Walter Coke and Surface Mining segments, respectively. See Note 4 for discussion.

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

	December 31,
	2009	2008
Undiscounted aggregated estimated claims to be paid	$42,974	$43,584
Workers' compensation liability recorded on a discounted basis	$35,704	$37,592

        The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for that year until all claims are paid. The weighted average rate used for discounting the liability at December 31, 2009 was 2.04%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.1 million.

        The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The present value of the obligation recorded by the Company using a discount factor of 5.9% for 2009 and 6.5% for 2008 was $9.2 million and $8.6 million as of December 31, 2009 and 2008, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $1.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.6 million.

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

        During the three years ended December 31, 2009, the Company did not hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges. In addition, the Company does not enter into derivative financial instruments for speculative or trading purposes. Derivative contracts are entered into only with counterparties that management considers creditworthy.

        Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Stock-Based Compensation Plans

        The Company periodically grants stock-based awards to employees and records the related compensation expense during the period of vesting. This compensation expense is charged to the statement of operations with a corresponding credit to capital in excess of par value and is generally recognized utilizing the graded vesting method for stock options and the straight-line method for restricted stock units. The Company uses the Black-Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation. See Note 5.

Environmental Expenditures

        The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. See Note 14 for additional discussion of environmental matters.

Income (Loss) per Share

        The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average common shares and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares include the dilutive effect of stock awards, as well as the Company's convertible senior subordinated notes, see Note 13.

NOTE 3—Discontinued Operations & Acquisitions

        Spin-off of Financing    On April 17, 2009, the Company completed the spin-off of its Financing business and the merger of that business with Hanover Capital Mortgage Holdings, Inc. to create Walter Investment Management Corp. ("Walter Investment"), which operates as a publicly traded real estate investment trust. The subsidiaries and assets that Walter Investment owned at the time of the spin-off included all assets of Financing except for those associated with the workers' compensation program and various other run-off insurance programs within Cardem Insurance Co., Ltd.

        As a result of the distribution, the Company no longer has any ownership interest in Walter Investment. The Company and Walter Investment entered into several agreements to facilitate the spin-off. These include the following: (1) A Transition Services Agreement to provide certain services to each other, including tax, accounting, human resources and communication for a limited duration, in all cases not expected to exceed 24 months, with the precise term of each service set forth in the Transition Services Agreement; (2) A Tax Separation Agreement that sets forth the rights and obligations of the Company and Walter Investment with respect to taxes and other liabilities that could be imposed if Walter Investment is required to pay an additional dividend in order to maintain its REIT status for U.S. federal income tax purposes. If that need arises, the Company will be required to reimburse Walter Investment for a portion of such additional dividend; (3) A Joint Litigation

Agreement that allocates responsibilities for pending and future litigation and claims, allocates insurance coverages and third-party indemnification rights, where appropriate, and provides that each party should cooperate with each other regarding such litigation claims and rights on a going forward basis, and; (4) A Trademark Licensing Agreement whereby the Company granted Walter Investment a paid-up, perpetual, non-exclusive, non-transferable (except to affiliates) license to use certain variations and/or acronyms of the "Walter", "Best Insurors" and "Mid-State" names in connection with mortgage finance, lending, insurance and reinsurance services, and financial services related thereto, in the United States.

        In order to facilitate the successful spin-off of Financing, the Company entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries on April 20, 2009. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million. This stand-by letter of credit was issued under the Company's 2005 Walter Credit Agreement and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that the Company could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. The Company believes that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss the Company might suffer in the event of a default by Walter Investment. Under the terms of the L/C Agreement, Walter Investment agrees to reimburse the Company for all costs incurred in posting the support letter of credit for Walter Investment's revolving credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement will terminate on April 20, 2011.

        In addition, the Company also entered into a revolving credit facility and security agreement with Walter Investment in which the Company has committed to make available up to $10.0 million in the event that a major hurricane occurs and causes projected losses greater than $2.5 million. A condition precedent to a draw under this facility is the granting of a security interest in certain collateral. Under the terms of the revolving credit facility and security agreement, Walter Investment will pay all fees and repay all loans made under the facility. Any obligations under the revolving credit facility and security agreement will be due and payable upon the termination of this agreement on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

        As a result of the spin-off, amounts previously reported in the Financing segment are presented as discontinued operations for all periods presented.

Discontinued Operations

        Closure of Homebuilding    In December 2008, the Company made the decision to close the Homebuilding business. This decision was reached despite the efforts of management and employees, including a major restructuring during 2008 that closed nearly half of the sales centers. After the decision was made, the Company immediately took steps to liquidate the remaining assets and wind down the business. This wind down was substantially complete in 2009 and as a result, the Company has reported the results of operations, assets, liabilities and cash flows of the Homebuilding segment as discontinued operations for all periods presented.

        Closure of Kodiak Mining Co.    In December 2008, the Company announced the permanent closure of the underground coal mine operations owned by Kodiak Mining Company, LLC ("Kodiak"), which is wholly-owned by Walter Minerals, due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. As such, the Company has reported the results of operations, assets, liabilities and cash flows of Kodiak as discontinued operations for all periods presented.

        The table below presents the significant components of operating results included in income (loss) from discontinued operations (primarily Financing, Homebuilding and Kodiak) for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the years ended December 31,
	2009	2008	2007
Net sales and revenues	$83,673	$335,146	$476,390

Income (loss) from discontinued operations before income tax expense (benefit)	$(3,725)	$(74,024)	$22,320
Income tax expense (benefit)	967	(189,412)	8,548

Income (loss) from discontinued operations	$(4,692)	$115,388	$13,772

        In 2008, the Company recorded a tax benefit of $167.0 million from a worthless stock deduction as a result of the deemed liquidation of the Company's Homebuilding business on December 31, 2008.

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

        The assets and liabilities of Financing, Homebuilding and Kodiak included as discontinued operations in the consolidated balance sheet as of December 31, 2009 and 2008 are shown below (in thousands):

	December 31, 2009(a)	December 31, 2008(a)
Cash and cash equivalents	$1,254	$1,598
Instalment notes receivable	—	1,769,688
Receivables, net	401	5,235
Inventories	2,125	58,465
Property, plant and equipment, net	5,310	12,755
Other assets	6,107	24,557

Total assets(b)	$15,197	$1,872,298

Accounts payable	$700	$2,756
Accrued expenses	5,341	34,420
Other liabilities	1,269	21,861
Mortgage-backed/asset-back notes	—	1,372,821

Total liabilities(b)	$7,310	$1,431,858

(a)
The assets and liabilities of discontinued operations are being presented above on an unclassified basis in accordance with the Company's past practice. See Note 2.

(b)
Total assets and liabilities of discontinued operations are shown as "current" in the consolidated balance sheet at December 31, 2009 as liquidation is expected within the next twelve months.

Acquisitions

        Taft Coal Sales & Associates    On September 2, 2008, the Company, through its wholly owned subsidiary Walter Minerals, Inc., acquired all of the outstanding common shares of Taft Coal Sales &

Associates ("Taft") for $23.5 million which includes a cash payment of $20.1 million, including $0.3 million of acquisition costs and the assumption of $3.4 million of debt, which was immediately paid off. The fair value of assets acquired and liabilities assumed totaled $71.7 million and $51.6 million, respectively. Taft, located in Jasper, Alabama, operates a surface steam and industrial coal mine and primarily mines coal for the industrial and electric utility markets. The acquisition of Taft, included in the Surface Mining segment, expands the Company's coal production base in the southern Appalachian coal region of Alabama.

        The financial results of Taft have been included in the Company's consolidated financial statements beginning on September 2, 2008. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Fair values were determined by using the income, cost and market price valuation methods as deemed appropriate by management. The purchase price allocation has been completed and all contractual obligations and contingencies have been resolved. The following table summarizes the allocation of the purchase price based on the fair value of the net assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash	$3,011
Receivables	2,370
Inventory	1,865
Other assets	547
Land	2,505
Mineral interests	44,044
Mine equipment	16,929
Buildings	408

Total assets	71,679

Accounts payable	1,687
Other accrued expenses	8,091
Notes payable	3,363
Deferred tax liability	8,710
Unfavorable coal supply agreements	29,728

Total liabilities	51,579

Purchase price paid	$20,100

NOTE 4—Restructuring and Impairments

        Walter Coke    In December 2009, the Company closed its fiber plant at its Walter Coke subsidiary. The fiber plant produced approximately 100,000 tons of various slag wool fiber products annually. The closure resulted in the Company recording a restructuring and impairment charge of $3.6 million, of which $2.2 million related to the impairment of property, plant and equipment and $1.4 million related to severance and other obligations. In addition, Walter Coke recorded a charge of $0.9 million included in cost of sales in the 2009 statement of operations related to inventory write-downs. Approximately $0.1 million of cash was used in 2009 for the severance and other obligations, with the remainder expected to be expended in 2010. The property, plant and equipment of the fiber plant was written down to fair value of $0.2 million, which was estimated using comparable transactions of similar assets, less the cost to dispose of the assets. The following table summarizes the impairment and restructuring activity for the year ended December 31, 2009 (in thousands):

	Balance at January 1, 2009	Restructuring and Impairment Charges	Cash Payments	Asset Impairments	Balance at December 31, 2009
Impairment of property, plant and equipment	$—	$2,153	$—	$(2,153)	$—
Severance and other obligations	—	1,448	(60)	—	1,388

	$—	$3,601	$(60)	$(2,153)	$1,388

        Surface Mining    As previously discussed in Note 3, the Company acquired Taft in September 2008. A significant portion of the purchase price was allocated to the mineral interests, valued at $44.0 million. The initial value assigned to the mineral interests was determined using a discounted cash flow approach incorporating market-based assumptions when available. One of the significant assumptions used to determine the discounted cash flows associated with the minerals was the market price of similar coals at the date of acquisition and the future market pricing forecasts that existed as of that date. Subsequent to September 2, 2008, the market price and future forecasted market prices for similar coals dropped significantly. As such, the Company performed an impairment test of the mineral interests. The results of the impairment test indicated that there was an asset impairment and, as a result, the Company recorded a $32.4 million impairment charge in the 2008 fourth quarter.

NOTE 5—Equity Award Plans

        The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the "2002 Plan"), under which an aggregate of 4.3 million shares of the Company's common stock, as restated to reflect the modification for the Financing spin-off, have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.

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

        Under both plans, the Company may issue restricted stock units. The Company has issued restricted stock units which fully vest generally after three years of continuous employment or over three years in equal annual increments.

        In connection with the spin-off of Financing, and in accordance with the anti-dilution provisions contained within the Equity Award Plans, the Company modified the equity awards outstanding at April 17, 2009, the spin-off date. The modifications were structured to maintain the intrinsic value for the employee. Employees transferring to Walter Investment were given the choice to maintain their equity awards in the Company's stock or convert them to equity awards in Walter Investment stock. All equity awards in the Company's stock held by employees transferring to Walter Investment who elected to convert their awards were cancelled and replaced with Walter Investment awards. Similarly, all equity awards held by employees transferring to Walter Investment who elected to maintain their awards in the Company's stock as well as awards held by employees remaining with the Company were cancelled and replaced by new equity awards with similar terms such that the intrinsic value immediately after the spin-off was the same as the intrinsic value immediately prior to the spin-off. There were no modifications to any other terms of the awards. These modifications did not yield any incremental compensation cost.

        For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense for its continuing operations related to equity awards totaling approximately $6.7 million, $5.9 million, and $7.7 million, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits in the Company's continuing operations recognized in the statements of operations for share-based compensation arrangements were $2.4 million, $2.1 million, and $2.7 million for such years, respectively.

        A summary of activity related to stock options under the Equity Award Plans during the year ended December 31, 2009, including awards applicable to discontinued operations, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008(1)	1,523,239	$24.70
Granted(1)	265,039	$19.95
Exercised(1)	(476,985)	$20.73
Cancelled(2)	(76,737)	$29.01

Outstanding at December 31, 2009	1,234,556	$24.94	6.8	$62,179

Exercisable at December 31, 2009	858,449	$23.67	6.0	$44,331

(1)
Restated to reflect the impact of modifications made in connection with the Financing spin-off and includes options that were subsequently cancelled and converted to Walter Investment equity, see (2).

(2)
Includes awards cancelled and converted to Walter Investment equity awards.

        Weighted average assumptions used to determine the grant-date fair value of options granted under the Equity Award Plans were:

	For the year ended December 31,
	2009	2008	2007
Risk free interest rate	2.12%	2.81%	4.72%
Dividend yield	0.75%	0.60%	0.78%
Expected life (years)	5.24	5.10	4.29
Volatility	64.37%	41.52%	34.49%
Forfeiture rate	3.59%	2.41%	3.22%

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

        A summary of activity related to restricted stock units under the Equity Award Plans during the year ended December 31, 2009, including awards applicable to discontinued operations is as follows:

	Shares	Aggregate Intrinsic Value ($000)	Weighted Average Contractual Term in Years
Outstanding at December 31, 2008(1)	379,830
Granted(1)	199,092
Exercised(1)	(132,239)
Cancelled(2)	(59,450)

Outstanding at December 31, 2009	387,233	$29,163	0.84

(1)
Restated to reflect the impact of modifications made in connection with the Financing spin-off and includes options that were subsequently cancelled and converted to Walter Investment equity, see (2).

(2)
Includes awards cancelled and converted to Walter Investment equity awards.

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2009, 2008 and 2007 were $10.67, $23.86 and $9.43, respectively. The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 were $20.70, $74.69 and $28.02, respectively. The total amount of cash received from exercise of stock options was $9.9 million, $8.0 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of stock awards exercised or converted during 2009 was $20.0 million and $3.0 million, respectively, and the total intrinsic value of stock awards exercised or converted during 2008 was $19.5 million and $4.0 million, respectively. The collective intrinsic value of stock awards exercised or converted during 2007 was $7.0 million and $26.4 million, respectively. The total fair value of shares vested during the years 2009, 2008 and 2007 was $9.0 million, $5.9 million and $6.8 million, respectively.

        Unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Equity Award Plans were approximately $5.4 million, $8.0 million and $6.8 million as of December 31, 2009, 2008 and 2007, respectively; these costs are to be recognized over a weighted average period of 1.8 years, 1.8 years and 1.8 years, respectively.

Employee Stock Purchase Plan

        All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate in the employee stock purchase plan, which was adopted in January 1996 and amended in April 2004. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm that purchases in the open market shares of the Company's common stock for the accounts of the participants. The total number of shares that may be purchased under the plan is 3.5 million. Total shares purchased under the plan during the years ended December 31, 2009, 2008 and 2007 were approximately 47,000, 38,000 and 50,000, respectively, and the Company's contributions recognized as expense were approximately $0.3 million, $0.2 million and $0.2 million, respectively, during such years.

NOTE 6—Receivables

        Receivables are summarized as follows (in thousands):

	December 31,
	2009	2008
Trade receivables	$62,379	$110,559
Other receivables	10,748	32,707
Less: Allowance for losses	(2,627)	(2,843)

Receivables, net	$70,500	$140,423

        At December 31, 2009 and 2008, other receivables includes $6.2 million and $29.4 million, respectively, relating to a Black Lung Excise Tax refund claim.

NOTE 7—Inventories

        Inventories are summarized as follows (in thousands):

	December 31,
	2009	2008
Finished goods	$73,582	$45,642
Raw materials and supplies	25,696	29,530

Total inventories	$99,278	$75,172

NOTE 8—Property, Plant and Equipment

        Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$33,046	$32,607
Land improvements	12,246	2,623
Mineral interests	34,569	34,069
Buildings and leasehold improvements	26,762	26,450
Mine development costs	83,353	99,400
Machinery and equipment	666,482	559,744
Construction in progress	52,929	74,434

Total	909,387	829,327
Less: Accumulated depreciation	(386,456)	(324,742)

Net	$522,931	$504,585

NOTE 9—Income Taxes

        Income tax expense (benefit) applicable to continuing operations consists of the following (in thousands):

	For the years ended December 31,
	2009			2008			2007
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$3,423	$35,515	$38,938	$(2,297)	$90,850	$88,553	$33,131	$(2,484)	$30,647
State	9,683	(6,477)	3,206	14,524	(1,480)	13,044	10,873	(38)	10,835

Total	$13,106	$29,038	$42,144	$12,227	$89,370	$101,597	$44,004	$(2,522)	$41,482

        The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Income from continuing operations before income tax expense	$183,994	$332,789	$139,709

Tax expense at statutory tax rate of 35%	$64,398	$116,476	$48,898
Effect of:
Excess depletion benefit	(18,693)	(20,837)	(12,897)
State and local income tax, net of federal effect	2,158	9,294	6,653
Other	(5,719)	(3,336)	(1,172)

Tax expense recognized	$42,144	$101,597	$41,482

        Deferred tax assets (liabilities) related to the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss/credit carryforwards	$83,097	$102,093
Accrued expenses	18,593	16,948
Contingent interest	31,695	25,891
Postretirement benefits other than pensions	199,151	144,671
Pension obligations	25,226	27,124
Other	31,168	38,665

Total deferred tax assets	388,930	355,392

Deferred tax liabilities:
Prepaid expenses	(8,880)	(18,113)
Depreciation	(91,136)	(73,208)

Total deferred tax liabilities	(100,016)	(91,321)

Net deferred tax asset	$288,914	$264,071

Deferred taxes are classified as follows:
Current deferred income tax asset, net	$110,576	$84,669
Noncurrent deferred income tax asset, net	178,338	179,402

Net deferred tax asset	$288,914	$264,071

        The Company has a federal net operating loss carryforward of approximately $223.0 million that expires beginning in 2028. This carryforward benefit arose primarily due to a worthless stock deduction resulting from the deemed liquidation of the Company's Homebuilding business on December 31, 2008. The Company also has various state net operating loss carryforwards that expire beginning in 2022. The Company believes the losses will be utilized within the carryforward periods due to expected profitability of operations and tax planning strategies.

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

        In connection with the bankruptcy proceedings, the IRS filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been and are being litigated in the Bankruptcy Court.

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. The Company believes that any financial exposure with respect to those issues that have not been resolved or settled in the Proof of Claim is limited to interest and possible penalties and the amount of tax assessed will be offset by tax reductions in future years. Substantially all of the issues in the Proof of Claim, which have not been settled or conceded have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

        The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The Internal Revenue Service ("IRS") completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim and consequently, should the IRS prevail on its positions, the Company believes its financial exposure is limited to interest and possible penalties.

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

	December 31,
	2009	2008
Gross unrecognized tax benefits at beginning of year	$49,661	$49,975
Increases (decreases) for tax positions taken in prior years	(5,900)	2,597
Increases in tax positions for the current year	2,147	876
Increases (decreases) for changes in temporary differences	(8,884)	1,191
Decreases relating to settlements with taxing authorities	(2,724)	(4,978)

Gross unrecognized tax benefits at end of year	$34,300	$49,661

        The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $32.1 million at December 31, 2009. The Company recognizes interest expense and penalties related to unrecognized tax benefits in interest expense and selling, general and administrative expenses, respectively.

        For the years ended December 31, 2009, 2008 and 2007, interest expense includes $7.4 million, $6.4 million and $9.2 million, respectively, for total interest accrued on the liability for unrecognized tax benefits and for issues identified in the Proof of Claim. As of December 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits and the Adversary Proceeding of $83.7 million. Due to the uncertainties associated with litigation and the Adversary Proceeding, the Company is unable to predict the amount, if any, of the change in the gross unrecognized tax benefits balance in the next twelve months.

NOTE 10—Debt

        Debt consisted of the following (in thousands):

	December 31,		Weighted Average Stated Interest Rate At December 31, 2009
				Estimated Final Maturity
	2009	2008
Other debt:
2005 Walter term loan(1)	$137,498	$138,934	2.49%	2012
2005 Walter revolving credit facility	—	40,000	—	2012
Other(2)	39,000	46,451	Various	Various

Total debt	176,498	225,385
Less current debt	(13,351)	(13,480)

Total long-term debt	$163,147	$211,905

        The Company's debt repayment schedule, excluding interest, as of December 31, 2009 is as follows (in thousands):

	Payments Due
	2010	2011	2012	2013	2014	Thereafter
2005 Walter term loan	$1,436	$1,436	$134,626	—	—	—
Other debt	11,915	8,042	8,617	8,643	1,783	—

	$13,351	$9,478	$143,243	$8,643	$1,783	—

(1)
In June 2008, the Company used some of the net proceeds from a stock offering to repay $77.9 million on the outstanding term loan. See note below.

(2)
This balance includes a one-year property insurance financing agreement at a fixed rate of 3.9%, an equipment financing agreement and capital lease obligations.

2005 Walter Credit Agreement

        In 2005, the Company entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which included, prior to its amendments, (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, $137.5 million and $138.9 million of which was outstanding as of December 31, 2009 and 2008 with weighted average interest rates of 2.49% and 3.59%, respectively, and (2) an initial $225.0 million revolving credit facility ("Revolver") which provides for loans and letters of credit. The Company's obligations under the 2005 Walter Credit Agreement ("Credit Agreement") are secured by substantially all of the Company's and guarantors' real, personal and intellectual property, and the Company's ownership interest in the guarantors. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        In 2008, the Company amended the Credit Agreement to increase the Revolver to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate certain debt related to the Financing segment prior to spin-off. The amendment also increased the interest rate on the Revolver and the term loan to as much as LIBOR plus 300 basis points. The commitment fee on the unused portion of the Revolver also increased from 0.375% per year to 0.5% per year. In addition, the amended 2005 Walter Credit Agreement contained a reducing revolver commitment feature, where the total available revolver commitment would not exceed $400.0 million at March 31, 2009, $350.0 million at June 30, 2009, $300.0 million at September 30, 2009, and $250.0 million at December 31, 2009.

        Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended and included, but were not limited to, increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in businesses that are now discontinued.

        In connection with the 2008 amendment to the Credit Agreement, the Company incurred $3.9 million of refinancing fees. These fees were deferred and are being amortized over the remaining life of the Revolver.

        During 2008, the Company borrowed $340.0 million under the Revolver. On June 16, 2008, the Company completed an offering of shares of its common stock and received $280.5 million of net proceeds, as more fully discussed in Note 12. The net proceeds from the offering were used to repay $77.9 million on the outstanding term loan and $202.5 million on the Revolver. Additional repayments during 2008 totaled $97.5 million, leaving a Revolver balance of $40.0 million at December 31, 2008. This remaining balance was repaid during 2009.

        Under the terms of the Company's amended Credit Agreement, availability under the Revolver was reduced from $475.0 million to $373.8 million in connection with the completion of the stock offering. In connection with the repayments discussed above, the Company recognized additional amortization of $3.1 million of previously deferred financing fees, which was included in interest expense in the 2008 statement of operations.

        In 2009 the Company amended the Credit Agreement to extend the maturity date of the Revolver from October 4, 2010 to July 2, 2012 and amend the size of the Revolver to $300.0 million that, subject to certain conditions, can be increased to $425.0 million. The amendment also increases the interest rate on the Revolver by 100 basis points to as much as LIBOR plus 400 basis points. The commitment fee on the unused portion of the Revolver was set at 0.5% per year for all pricing levels compared to a range of 0.4% to 0.5% per year prior to the change. In addition, certain financial covenants in the Credit Agreement were eliminated. The amendment did not affect the term loan portion of the Credit Agreement.

        As of December 31, 2009, the term loan bears interest at LIBOR plus 225 basis points. As of December 31, 2009, the Company had $63.7 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed in Note 3, $0 Revolver borrowings, and $236.3 million of availability for future borrowings under the Revolver.

Other Debt

        In October 2008, the Company entered into a $32.3 million equipment financing arrangement for certain previously procured mining equipment. This facility requires monthly payments using a commercial mortgage style amortization, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At December 31, 2009, there was $26.6 million outstanding at an interest rate of 3.98%. In addition, in 2008, the Company entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit interest rate of 9.78%. At December 31, 2009 there was a balance remaining of $7.9 million. In June 2009, the Company entered into a $12.7 million arrangement to finance the premium payments of its property insurance. The debt obligation is being repaid in nine monthly installments of $1.4 million that began in July 2009 and has a fixed interest rate of 3.90%. As of December 31, 2009, $4.3 million was outstanding. In addition, as of December 31, 2009, $0.2 million of other debt was outstanding.

        Refer to Note 15 for a discussion of interest rate hedge agreements related to the above debt.

NOTE 11—Pension and Other Employee Benefits

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

        The Company is required to measure plan assets and liabilities as of the fiscal year-end reporting date. Previously, the Company used a September 30 measurement date and, in 2008, was required to change its valuation measurement date to December 31. As a result of the change in valuation date during 2008, plan year 2008 consisted of fifteen months beginning October 1, 2007 and ending December 31, 2008. Plan year 2009 consisted of twelve months beginning January 1, 2009 and ending December 31, 2009. As of December 31, 2009 and 2008, respectively, all of our pension plans have obligations that exceed plan assets. The amounts recognized for all of the Company's pension and postretirement benefit plans are as follows:

	Pension Benefits		Other Benefits
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)
Accumulated benefit obligation	$212,567	$185,207	$452,659	$368,308

Change in projected benefit obligation:
Benefit obligation at beginning of year	$198,290	$189,547	$368,308	$338,291
Adjustments due to change in measurement date	—	4,006	—	6,120
Service cost	4,154	4,010	3,049	2,993
Interest cost	12,458	12,013	23,294	21,526
Amendments	—	15	—	—
Actuarial loss	21,613	962	80,941	22,033
Addition of plan, Taft	—	—	—	2,090
Benefits paid	(9,935)	(12,263)	(22,933)	(24,618)
Special termination benefits	—	—	—	(127)

Benefit obligation at end of year	$226,580	$198,290	$452,659	$368,308

Change in plan assets:
Fair value of plan assets at beginning of year	$128,270	$163,841	$—	$—
Actual gain (loss) on plan assets	26,933	(47,049)	—	—
Employer contributions	15,676	23,741	22,933	24,618
Benefits paid	(9,935)	(12,263)	(22,933)	(24,618)

Fair value of plan assets at end of year	$160,944	$128,270	$—	$—

Unfunded status of the plan	$(65,636)	$(70,020)	$(452,659)	$(368,308)

Amounts recognized in the balance sheet:
Other current liabilities	$(3,586)	$(2,209)	$—	$—
Accumulated postretirement benefits obligation
Current			(23,563)	(19,124)
Long term			(429,096)	(349,184)
Other long-term liabilities	(62,050)	(67,811)	—	—

Net amount recognized	$(65,636)	$(70,020)	$(452,659)	$(368,308)

Amounts recognized in accumulated other comprehensive income, pre-tax
Prior service cost	$1,491	$1,795	$6,754	$4,219
Net actuarial loss	96,818	100,222	198,156	122,571

Net amount recognized	$98,309	$102,017	$204,910	$126,790

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	For the years ended December 31,			For the years ended December 31,
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$4,154	$4,010	$4,058	$3,049	$2,993	$3,106
Interest cost	12,458	12,013	10,899	23,294	21,526	19,761
Expected return on plan assets	(11,304)	(14,528)	(12,237)	—	—	—
Amortization of prior service cost (credit)	304	305	415	(1,950)	(2,161)	(2,535)
Amortization of net actuarial loss	9,356	2,459	4,573	6,440	5,199	7,418

Net periodic benefit cost for continuing operations	$14,968	$4,259	$7,708	$30,833	$27,557	$27,750

        The estimated portion of net prior service cost and net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in 2010 are as follows (in thousands):

	Pension Benefits	Other Benefits
Prior service cost (credit)	$304	$(1,527)
Net actuarial loss	8,922	14,717

Net amount to be recognized	$9,226	$13,190

        Changes in plan assets and benefit obligations recognized in other comprehensive income as (income) loss in 2009 are as follows (in thousands):

	Pension Benefits	Other Benefits	Total
Current year net actuarial loss	$5,952	$80,941	$86,893
Amortization of actuarial loss	(9,356)	(6,440)	(15,796)
Amortization of prior service cost (credit)	(304)	1,950	1,646

Total	(3,708)	76,451	72,743
Deferred taxes	1,454	(45,684)	(44,230)

Total continuing operations	$(2,254)	$30,767	$28,513

Spin-off of Financing, net of taxes			1,160

Total recognized in other comprehensive (income) loss, net of taxes			$29,673

        A summary of key assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.90%	6.50%	6.50%	5.90%	6.50%	6.50%
Rate of compensation increase	3.70%	3.70%	3.60%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.50%	6.50%	5.90%	6.50%	6.50%	5.90%
Expected return on plan assets	8.90%	8.90%	8.90%	—	—	—
Rate of compensation increase	3.70%	3.60%	3.50%	—	—	—

	December 31,
	2009		2008		2007
	Pre-65	Post-65	Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	8.00%	8.00%	7.60%	8.40%	8.60%	9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2014	2014	2013	2013

        The discount rate is based on a yield-curve approach which matches the expected cash flows to high quality corporate bonds available at the measurement date. The model sums the present values of all of the cash flows discounted at the spot rates (as described further below) and then calculates the equivalent weighted-average discount rate by imputing the single interest rate that equates the total present value with the stream of future cash flows.

        The yield curve is based on non-callable corporate bonds rated AA by Moody's that are denominated in U.S. dollars and where the time to maturity is between 0.5 and 30 years. The model uses bid-price bond data provided each month by Barclay's Capital. To minimize any potential distortion caused by using bid prices instead of actual trading prices, only bonds that have at least $250 million in outstanding issue are selected. Using this bond universe, regression analysis is used to fit yield-to-maturity to time-to-maturity. Then, the par coupon yield curve is converted into an equivalent zero coupon spot rate curve using the standard "bootstrapping" technique, which assumes that the price of a coupon bond for a given maturity equals the present value of the underlying bond cash flows using zero-coupon spot rates. Discount rates beyond 30 years are assumed to equal the 30-year rate.

        The plan assets of the pension plans are held and invested by the Walter Industries, Inc. Subsidiaries Master Pension Trust ("Pension Trust"). The Pension Trust employs a total return investment approach whereby a mix of equity and fixed income investments are used to meet the long-term funding and near-term cash flow requirements of the pension plan. The asset mix strives to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio is diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Domestic equity holdings primarily consist of investments in large-cap and mid-cap companies located in the United States, and of investments in collective trusts managed to replicate the investment performance of industry standard investment indexes. Foreign equity holdings primarily consist of investments in domestically managed mutual funds located in the United States. Fixed income holdings are diversified by issuer, security type and principal and interest payment characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Fixed income and derivatives holdings primarily consist of investments in domestically managed mutual funds located in the United States. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies. Management believes the only significant concentration of investment risk lies in exposure to the U.S. domestic markets as compared to total global investment opportunities.

        During 2009, the strategic allocation in the fixed income component was raised from 30% to 40% with a corresponding reduction in equity allocation from 70% to 60%. As a result of this change, beginning in 2010 the expected return on asset assumption will be decreased from 8.90% to 8.25%. As of December 31, 2009 the Pension Trust's strategic asset allocation targets are as follows:

			Actual Allocation
	Strategic Allocation	Tactical Range
			2009	2008
Equity Investments:
Large Capitalization Stocks	38.5%	29-48%	39.6%	42.0%
Mid Capitalization Stocks	8.5%	6-11%	10.6%	9.9%
Small Capitalization Stocks	0.0%	0%	0.0%	0.0%
International Stocks	13.0%	9-17%	12.4%	12.4%

Total Equity Investments	60.0%	50-70%	62.6%	64.3%
Fixed Income Investments	40.0%	30-50%	36.7%	34.7%
Cash	0.0%	0-5%	0.7%	1.0%

Total	100.0%		100.0%	100.0%

        These ranges are targets and deviations may occur from time-to-time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.

        As of December 31, 2009 the fair value of the Pension Trust's assets are as follows:

Asset Category	($'s in 000's)	Level 1(L1)	Level 2(L2)	Level 3(L3)
Cash	$1,149	X
Equity Investments
Large Cap Value(a)	26,604		X
Large Cap Core(b)	17,990		X
Large Cap Growth(c)	19,123	X
Mid-Cap Growth(d)	17,037	X
International(e)	19,938	X
Fixed Income Investments:
Core Plus Total Return(f)	59,103	X

Total	$160,944

(a)
This category comprises an investment in a low-cost, non-actively managed, U.S.-regulated equity index fund that tracks the Russell 1000 Value Index. This investment is a Common Collective Trust. A Common Collective Trust is similar to a mutual fund, but it is not publicly traded. Therefore, even though the underlying investments of the fund would be considered Level 1, this investment is considered Level 2.

(b)
This category comprises an investment in a low-cost, non-actively managed, U.S.-regulated equity index fund that tracks the Standard & Poor's 500 Index. This investment is a Common Collective Trust. A Common Collective Trust is similar to a mutual fund, but it is not publicly traded. Therefore, even though the underlying investments of the fund would be considered Level 1, this investment is considered Level 2.

(c)
This category primarily consists of U.S. common stocks selected using a large-capitalization, growth-oriented investment strategy. This is an actively-managed fund with the goal of achieving a return above the Russell 1000 Growth Index.

(d)
This category primarily consists of U.S. common stocks selected using a mid-capitalization, growth-oriented investment strategy. This is an actively-managed fund with the goal of achieving a return above the S&P MidCap 400 Index.

(e)
This category comprises an investment in a U.S. regulated mutual fund that purchases foreign stocks. This is an actively-managed fund with the goal of achieving a return above the MSCI EAFE Index.

(f)
This category comprises an investment in a U.S. regulated mutual fund that purchases global fixed income securities and diversified currencies, and uses derivatives to hedge risk positions and gain market exposure. This is an actively-managed fund with the goal of achieving a return above the Barclays Capital U.S. Aggregate Bond Index.

(L1)
These assets are equity securities or exchange traded funds whose fair value is determined from quoted prices on nationally recognized securities exchanges.

(L2)
These assets' net asset values are obtained from the asset managers of these Common Collective Trusts, as determined by the unit prices of actual purchases and sales transactions occurring as of or close to the financial statement date.

(L3)
The Pension Trust does not invest in any Level 3 assets with significant unobservable inputs.

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

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$3,288	$(2,732)
Effect on postretirement benefit obligation	61,537	(49,859)
Discount rate:
Effect on postretirement service and interest cost components	223	(378)
Effect on postretirement benefit obligation	(51,950)	65,237
Effect on current year postretirement benefits expense	(2,577)	2,995
Effect on pension service and interest cost components	(122)	(58)
Effect on pension benefit obligation	(22,333)	24,857
Effect on current year pension expense	(2,191)	2,246
Expected return on plan assets:
Effect on current year pension expense	(1,270)	1,270
Rate of compensation increase:
Effect on pension service and interest cost components	367	(350)
Effect on pension benefit obligation	2,963	(2,809)
Effect on current year pension expense	656	(623)

        The Company's minimum pension plan funding requirement for 2010 is $10.6 million, which the Company expects to fully fund. The Company also expects to pay $23.6 million in 2010 for benefits related to its other postretirement healthcare plan. The following estimated benefit payments from the plans, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy	Medicare Part D Subsidy
2010	$15,708	$25,247	$1,599
2011	16,922	27,072	1,775
2012	13,781	28,403	2,016
2013	14,567	30,012	2,231
2014	15,286	31,343	2,457
Years 2015-2019	86,838	169,013	15,783

        The Company and certain of its subsidiaries maintain profit sharing and 401(k) plans. The total cost of these plans in 2009, 2008 and 2007 was $0.5 million, $0.5 million and $0.4 million, respectively.

UMWA Pension and Benefit Trusts

        The Company is required under the agreement with the UMWA to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The Employee Retirement Income Security Act of 1974 ("ERISA"), as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The Company does not have any intention to withdraw from the plan; however, through July 1, 2010, the calculation of the Company's combined withdrawal liability amounts to $372.2 million.

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

        Contributions to these plans in 2009, 2008 and 2007 were $14.7 million, $13.0 million and $10.4 million, respectively.

NOTE 12—Stockholders' Equity

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

        During 2008, the Company repurchased 354,256 shares under its $25.0 million share repurchase program, thereby fulfilling the program's authorized allotment, which was authorized by the Company's Board of Directors on August 13, 2007. On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program, which was intended to replace the previously authorized $25.0 million share repurchase program. Through December 31, 2008, the Company had repurchased 1,276,743 shares for $45.2 million under this program. On December 31, 2008, the Company announced that its Board of Directors had authorized a $50.0 million expansion of the Company's share repurchase program. The new program began on January 1, 2009 and purchases are based on liquidity and market conditions. Through December 31, 2009, a total of 2,747,659 shares have been repurchased for $79.4 million under the $100.0 million program. During the period January 1, 2010 through February 23, 2010, the Company repurchased an additional 69,679 shares for $4.7 million, leaving $15.9 million available for future purchases.

        On April 23, 2009, shareholders voted to grant the Company the authority to issue 20,000,000 shares of Preferred Stock, par value $0.01 per share. The Board believes the ability to issue preferred stock is necessary in order to provide the Company with greater flexibility in structuring future capital raising transactions, acquisitions and/or joint ventures, including taking advantage of financing techniques that receive favorable treatment from credit rating agencies. No preferred shares have been issued.

NOTE 13—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share data):

	For the years ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$141,850	$141,850	$231,192	$231,192	$98,227	$98,227
Effect of dilutive securities:
Interest related to 3.75% convertible senior subordinated notes, net of tax(a)	—	—	—	—	—	19

	$141,850	$141,850	$231,192	$231,192	$98,227	$98,246

Income (loss) from discontinued operations	$(4,692)	$(4,692)	$115,388	$115,388	$13,772	$13,772

Denominator:
Average number of common shares outstanding	53,076	53,076	53,791	53,791	52,016	52,016
Effect of dilutive securities
Stock awards(b)	—	743	—	794	—	390
3.75% convertible senior subordinated notes(a)	—	—	—	—	—	84

	53,076	53,819	53,791	54,585	52,016	52,490

Income from continuing operations	$2.67	$2.64	$4.30	$4.24	$1.89	$1.87
Income (loss) from discontinued operations	(0.09)	(0.09)	2.14	2.11	0.26	0.26

Net income per share	$2.58	$2.55	$6.44	$6.35	$2.15	$2.13

(a)
The numerator represents the weighted-average interest, net of tax, and the denominator represents the weighted-average shares issuable upon conversion related to the Company's 3.75% contingent convertible senior subordinated notes.

(b)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the year ended December 31, 2009 of 150,907, for the year ended December 31, 2008 of 87,673 and for the year ended December 31, 2007 of 613,128 were excluded because their effect would have been anti-dilutive.

NOTE 14—Commitments and Contingencies

Income Tax Litigation

        The Company is currently engaged in litigation with the IRS with regard to certain federal income tax issues; see Note 9 for a more complete explanation.

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

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved/finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke has responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. However, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform soil sampling and testing in the neighborhoods surrounding its facility. The results of this sampling and testing was submitted to the EPA for review in December 2009.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations and in conjunction with the Phase III work plan. The Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. Phase III sampling reports were submitted in March 2009 and June 2009, and the testing results of the neighborhood soil sampling requested pursuant to the EI were submitted in December 2009. Walter Coke is awaiting comments from the EPA. At December 31, 2009, the Company has accrued an amount that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA to date. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete, the Company is unable to estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

Lease Obligations

        The Company accounts for leases in accordance with ASC Topic 840, "Leases," which includes guidance for evaluating free rent periods, amortization period of leasehold improvements and incentives related to leasehold improvements. The Company's leases are primarily for mining equipment, automobiles and office space. Rent expense was $10.9 million, $7.6 million, and $11.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum payments under non-cancellable capitalized and operating leases obligations as of December 31, 2009 are (in thousands):

	Capitalized Leases	Operating Leases(1)
2010	$2,685	$9,219
2011	2,525	7,189
2012	2,494	5,546
2013	1,871	1,429
2014	—	163
Thereafter	—	—

Total	9,575	$23,546

Less: amount representing interest and other executory costs	(1,490)

Present value of minimum lease payments	$8,085

(1)
Subsequent to December 31, 2009, the Company signed a 10-year, non-cancellable lease agreement for 40,390 square feet of space for the Company's new headquarters location in 2010. The rent on this space ranges from $0.8 million to $0.9 million per year. This obligation is not included in the table above.

NOTE 15—Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value disclosures:

        Cash and cash equivalents, restricted short-term investments, receivables and accounts payable.    The carrying amounts reported in the balance sheet approximate fair value.

        Debt.    The Company's term loan in the amount of $137.5 million and $138.9 million at December 31, 2009 and 2008, respectively, is carried at cost. The estimated fair value of the Company's term loan was $134.1 million and $104.2 million at December 31, 2009 and 2008, respectively, based on similar transactions and yields in an active market for similarly rated debt.

        The Company's outstanding borrowings under its revolving credit facility of $0.0 million and $40.0 million at December 31, 2009 and 2008, respectively, is carried at cost. The estimated fair value of the revolver debt at December 31, 2008 was $28.4 million based on similar transactions and yields in an active market for similarly rated companies.

        The Company's equipment financing debt had a balance (carried at cost) of $26.6 million at December 31, 2009 and $31.9 million at December 31, 2008. The estimated fair value of this equipment financing debt as of December 31, 2009 and 2008 is $26.0 million and $23.9 million, respectively, based on comparable equipment financing transactions for similarly rated companies based on similar transactions.

        The Company's short term borrowing to finance the premium payments on certain of its property insurance was $4.3 million and $4.7 million at December 31, 2009 and December 31, 2008, respectively, and is carried at cost. The carrying amounts reported on the balance sheet on this short term financing approximate fair value.

        Interest rate hedge.    On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million. The objective of the hedge was to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under the equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge is a 62 month amortizing interest rate swap based on a 5.59% fixed rate with fixed rate and floating rate payment dates effective February 1, 2009. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity will be recorded in accumulated other comprehensive income (loss). This interest rate hedge had an immaterial fair value at both December 31, 2009 and December 31, 2008.

        During 2009, 2008 and 2007, interest rate hedge unrealized gains (losses) recorded in accumulated other comprehensive income, as well as realized gains (losses) recorded in net income were immaterial.

        Commodity hedges.    On October 20, 2009, the Company entered into a swap contract to hedge 1.6 million mmbtus of natural gas, or approximately 24% of forecasted 2010 natural gas sales, at a price of $6.35 per mmbtu. At December 31, 2008, the Company had two swap contracts outstanding: one to hedge 0.3 million mmbtus of natural gas or 17% of anticipated sales for the first quarter of 2009 at a price of $9.27 per mmbtu and another to hedge 0.2 million mmbtus of natural gas or 11% of anticipated sales for the first quarter of 2009 at a price of $8.75 per mmbtu. These hedges were designated as cash flow hedges.

        The fair values of the unsettled commodity hedges outstanding at December 31, 2009 and 2008 were assets of $0.9 million and $2.2 million, respectively, and recognized in accumulated other comprehensive income. The fair value of these agreements is valued using quoted dealer prices for similar contracts in active over-the-counter markets (Level 2 criteria). For 2009 and 2008, the net change in the unrealized gain on the commodity cash flow hedges was $0.8 million, net of tax of $0.5 million and $1.3 million, net of tax of $0.9 million, respectively. Realized gains recognized in net income was $1.2 million, net of taxes of $0.8 million for the year ended December 31, 2009. Realized losses recognized in net income for the year ended December 31, 2008 was $2.5 million, net of taxes of $1.7 million. In 2007, all gains and losses on the commodity cash flow hedges were recognized in net income and totaled $5.3 million, net of taxes of $3.4 million. The fair value of the unsettled commodity hedge outstanding at December 31, 2009 is expected to be reclassified into income within 2010 as the hedge is settled.

NOTE 16—Segment Analysis

        The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into four reportable segments: Underground Mining, Surface Mining, Walter Coke and Other. The Underground

Mining segment is comprised of metallurgical coal mining, natural gas operations and royalties. The Surface Mining segment is comprised of coal mining and land sales generated by certain land holdings. Walter Coke manufactures foundry and furnace coke. The Other segment includes corporate expenses.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2009	2008	2007
Sales and revenues:
Underground Mining	$787,325	$911,067	$614,920
Surface Mining	99,556	72,711	26,008
Walter Coke	101,233	206,230	134,918
Other	2,469	3,424	4,137
Consolidating eliminations of intersegment activity(a)	(23,756)	(43,748)	(5,188)

Net sales and revenues(b)	$966,827	$1,149,684	$774,795

Segment operating income (loss):(c)(d)
Underground Mining	$208,189	$328,071	$158,279
Surface Mining	24,045	(23,397)	7,242
Walter Coke	(1,338)	60,672	11,861
Other	(29,086)	(22,825)	(19,574)
Consolidating eliminations of intersegment activity	360	(1,314)	(1,814)

Operating income	202,170	341,207	155,994
Less interest expense, net	(18,176)	(8,418)	(16,285)

Income from continuing operations before income tax expense	183,994	332,789	139,709
Income tax expense	(42,144)	(101,597)	(41,482)

Income from continuing operations	$141,850	$231,192	$98,227

Depreciation:
Underground Mining	$59,393	$43,149	$33,157
Surface Mining	8,574	8,327	1,222
Walter Coke	4,566	4,152	3,822
Other	406	914	966
Consolidating eliminations of intersegment activity	—	—	67

Total	$72,939	$56,542	$39,234

Capital expenditures:
Underground Mining	$74,625	$125,789	$139,298
Surface Mining	16,210	8,626	912
Walter Coke	4,837	6,904	7,019
Other	626	308	327

Total	$96,298	$141,627	$147,556

	For the years ended December 31,
	2009	2008	2007
Identifiable assets:
Underground Mining	$662,153	$687,218	$544,846
Surface Mining	54,593	84,713	46,194
Walter Coke	83,492	70,472	58,270
Other	443,920	353,292	127,952
Assets of discontinued operations	15,198	1,872,298	1,990,019

Total	$1,259,356	$3,067,993	$2,767,281

(a)
Included in consolidating eliminations are inter-segment sales of $16.3 million and $28.3 million during the years ended December 31, 2009 and 2008, respectively, between Underground Mining and Walter Coke; inter-segment sales of $5.4 million and $2.8 million during the years ended December 31, 2009 and 2008, respectively, between Surface Mining and Walter Coke; inter-segment sales of $2.0 million, $12.1 million and $2.1 million during the years ended December 31, 2009, 2008 and 2007, respectively, between Underground Mining and Surface Mining; inter-segment sales of $0.1 million and $0.5 million during the years ended December 31, 2009 and 2008, respectively, between Underground Mining and Other; and for the year ended December 31,2007, inter-segment sales of $0.7 million between Surface Mining and Other, and $2.4 million between various segments and discontinued operations.

(b)
Export sales were $728.4 million, $781.2 million and $531.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Export sales to customers in foreign countries in excess of 10% of consolidated net sales and revenues for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Percent of Consolidated Net Sales and Revenues For the years ended December 31,
Country	2009	2008	2007
Brazil	20.2%	24.2%	29.0%
U.K.	12.6%	10.4%	8.9%
Germany	14.0%	8.9%	13.8%
(c)
Segment operating income (loss) amounts include amortization of intangibles. The Company recorded approximately $0.4 million, $0.3 million and $0.4 million of amortization expense related to the Surface Mining segment for the years ended December 31, 2009, 2008 and 2007, respectively.

(d)
Segment operating income (loss) amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits (income) expense is as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Underground Mining	$32,199	$29,148	$29,599
Surface Mining	230	(20)	(15)
Walter Coke	(527)	(645)	(864)
Other	(1,069)	(926)	(970)

	$30,833	$27,557	$27,750

NOTE 17—Related Party Transactions

        The Company owns a 50% interest in the joint venture Black Warrior Methane ("BWM"), which is accounted for under the proportionate consolidation method. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM. The Company also supplies labor to BWM and incurs costs, including property and liability insurance, to support the joint venture. The Company charges the joint venture for such costs on a monthly basis. These charges for 2009, 2008 and 2007 were $2.5 million, $2.0 million and $2.1 million, respectively.

NOTE 18—Accounting Pronouncements Not Yet Adopted

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, disclosure is required for periods beginning after December 31, 2009. Since the Company is subject to this guidance because it extracts hydrocarbons from coalbeds, disclosures under ASC Topic 932 will be provided for its 2010 reporting period, as required. The Company does not expect the effect of applying the amendment to have a material effect on our operating results or financial condition.

 EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2	—	Amended Joint Plan of Reorganization of Registrant and certain of its subsidiaries, dated as of December 9, 1994 (Incorporated by reference to Exhibit T3E2 to Registrant's Applications for Qualification of Indentures on Form T-3, filed on February 6, 1995).
2.1	—

Modification to the Amended Joint Plan of Reorganization of Registrant and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (Incorporated by reference to Exhibit T3E24 to Registrant's Amendment No. 2 to the Applications for Qualification of Indentures on Form T-3, filed on March 7, 1995).

2.2	—

Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Walter Energy, Inc. and certain of its subsidiaries, as modified (Incorporated by reference to Exhibit 2(a)(iii) to the Registration Statement on Form S-1 (File No. 33-59013), filed on May 2, 1995).

3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on April 28, 2009).
3.2	—	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on November 24, 2008).
4	—	Form of Specimen Certificate for Registrant's Common Stock (Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-1 (No. 033-59013), filed on May 2, 1995).
4.1	—

Rights Agreement, dated as of April 24, 2009, between Walter Energy, Inc. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Certificate of Designations of Junior Participating Preferred Stock as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed on April 28, 2009).

4.2	—

Form of Certificate of Designations of Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on April 24, 2009 (Incorporated by reference to Exhibit A to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed on April 28, 2009).

10.1*	—

Director and Officer Indemnification Agreement, dated as of March 3, 1995, among the Registrant and the Indemnitees parties thereto (Incorporated by reference to Exhibit 10(g) to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-59013), filed on August 9, 1995).

10.2*	—	Form of Indemnification Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on November 24, 2008).
10.2*	—

Form of Amended and Restated Executive Change-in-Control Severance Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

10.3*	—

Registrant's Executive Deferred Compensation and Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit Number		Description of Exhibit
10.4*	—	Registrant's Amended and Restated Directors' Deferred Fee Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.5*	—	Registrant's Amended and Restated Supplemental Pension Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.6*	—	Executive Incentive Plan (Incorporated by reference to Appendix A to the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 31, 2006).
10.6.1*	—	First Amendment to the Registrant's Executive Incentive Plan (Incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.7*	—	Amended 1995 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit B to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, filed on August 12, 1997).
10.7.1*	—	Amendment to Amended 1995 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 10.7.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.8*	—

Amended and Restated 2002 Long-Term Incentive Award Plan (Incorporated by reference to Appendix C to the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, filed on March 31, 2009).

10.9*	—	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.10*	—	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.11*	—	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 19, 2004).
10.12	—

Amendment No. 6 dated September 3, 2009, to the Credit Agreement dated as of October 3, 2005 among Walter Energy,  Inc. as borrower, Bank of America, N.A., as Administrative Agent, SunTrust Bank, Calyon New York Branch, and Regions Bank as Co-Syndication Agents, Calyon New York Branch, as Documentation Agent, and the other lenders signatory thereto, including as Exhibit A, a copy of the conformed Credit Agreement (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K, filed on September 8, 2009).

10.13*	—	Registrant's Involuntary Severance Benefit Plan (Incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.13.1*	—

First Amendment to the Walter Energy, Inc. Involuntary Severance Benefit Plan (Incorporated by reference to Exhibit 10.23.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number		Description of Exhibit
10.14*	—

Agreement dated as of December 31, 2009, between the Company and Victor P. Patrick (Incorporated by reference to Exhibit 10.15 of the Registrant's Current Report on Form 8-K/A, filed on December 31, 2009).

10.15*	—

Agreement dated March 13, 2006, between the Company and George R. Richmond (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

10.15.1*	—

Amendment dated as of December 22, 2008, between the Company and George R. Richmond (Incorporated by reference to Exhibit 10.17.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

10.15.2*	—

Agreement dated as of December 31, 2009 between the Company and George Richmond (Incorporated by reference to Exhibit 10.17.2 of the Registrant's Current Report on Form 8-K/A, filed on December 31, 2009).

10.16	—

Income Tax Allocation Agreement, dated as of May 26, 2006, between Registrant and Mueller Water Products, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on May 30, 2006).

10.17	—

Joint Litigation Agreement, effective as of December 14, 2006, between Registrant and Mueller Water Products, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on December 20, 2006).

10.18	—

Transition Services Agreement, dated as of April 17, 2009, between Registrant and Walter Investment Management, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on April 23, 2009).

10.19	—

Tax Separation Agreement, dated as of April 17, 2009, between Registrant and Walter Investment Management, LLC (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on April 23, 2009).

10.20	—

Joint Litigation Agreement, dated as of April 17, 2009, between Registrant and Walter Investment Management, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed on April 23, 2009).

21	—	Subsidiaries of the Company
23.1	—	Consent of Ernst & Young LLP
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer and Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer and Chief Financial Officer

Exhibit Number		Description of Exhibit
101	—

XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.