Form 10-Q
period 2010-03-31
Walter Energy, Inc.
filed 2010-05-07
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

         Number of shares of common stock outstanding as of April 30, 2010: 53,664,909

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$214,424	$165,279
Receivables, net	111,994	70,500
Inventories	80,852	99,278
Deferred income taxes	95,974	110,576
Other current assets	27,973	27,065
Current assets of discontinued operations	13,165	15,197

Total current assets	544,382	487,895
Property, plant and equipment, net	514,602	522,931
Deferred income taxes	157,431	178,338
Other long-term assets	79,682	70,192

	$1,296,097	$1,259,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$43,951	$44,211
Accrued expenses	43,207	39,034
Current debt	8,851	13,351
Accumulated postretirement benefits obligation	23,648	23,563
Other current liabilities	16,670	18,513
Current liabilities of discontinued operations	5,535	7,310

Total current liabilities	141,862	145,982
Long-term debt	161,020	163,147
Accumulated postretirement benefits obligation	431,740	429,096
Other long-term liabilities	259,881	261,736

Total liabilities	994,503	999,961

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—53,641,191 and 53,256,904 shares, respectively	536	533
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	376,285	374,522
Retained earnings	87,045	50,852
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(163,749)	(167,037)
Unrealized gain on hedges, net of tax	1,477	525

Total stockholders' equity	301,594	259,395

	$1,296,097	$1,259,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,
	2010	2009
Net sales and revenues:
Net sales	$308,110	$278,166
Miscellaneous income	3,939	4,971

	312,049	283,137

Costs and expenses:
Cost of sales (exclusive of depreciation)	189,511	140,466
Depreciation	22,169	17,734
Selling, general and administrative	18,693	15,665
Postretirement benefits	10,369	7,644
Amortization of intangibles	—	112

	240,742	181,621

Operating income	71,307	101,516
Interest expense	(4,777)	(4,799)
Interest income	181	274

Income from continuing operations before income tax expense	66,711	96,991
Income tax expense	24,016	24,141

Income from continuing operations	42,695	72,850
Income (loss) from discontinued operations	(1,144)	253

Net income	$41,551	$73,103

Basic income per share:
Income from continuing operations	$0.80	$1.37
Loss from discontinued operations	(0.02)	—

Net income	$0.78	$1.37

Diluted income per share:
Income from continuing operations	$0.79	$1.36
Loss from discontinued operations	(0.02)	—

Net income	$0.77	$1.36

Dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$259,395	$533	$374,522		$50,852	$(166,512)
Comprehensive income:
Net income	41,551			$41,551	41,551
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans	3,288			3,288		3,288
Change in unrealized gain on hedges	952			952		952

Comprehensive income				$45,791

Purchases of stock under stock repurchase program	(4,689)	(1)	(4,688)
Stock issued upon exercise of stock options	8,764	5	8,759
Dividends paid, $0.10 per share	(5,358)				(5,358)
Stock-based compensation	661		661
Other	(2,970)	(1)	(2,969)

Balance at March 31, 2010	$301,594	$536	$376,285		$87,045	$(162,272)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$41,551	$73,103
Loss (income) from discontinued operations	1,144	(253)

Income from continuing operations	42,695	72,850
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	22,169	17,734
Non cash income tax provision	32,772	21,359
Other	(828)	1,325
Decrease (increase) in current assets:
Receivables	(41,552)	(10,268)
Inventories	18,426	(23,755)
Other current assets	(909)	3,597
Increase (decrease) in current liabilities:
Accounts payable	(260)	(8,773)
Accrued expenses and other current liabilities	2,299	(11,427)

Cash flows provided by (used in) operating activities	74,812	62,642

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,337)	(35,126)
Other	(91)	(28)

Cash flows provided by (used in) investing activities	(14,428)	(35,154)

FINANCING ACTIVITIES
Retirements of debt	(6,627)	(16,880)
Dividends paid	(5,358)	(5,327)
Purchases of stock under stock repurchase program	(4,689)	(27,963)
Other	5,794	(278)

Cash flows provided by (used in) financing activities	(10,880)	(50,448)

Cash flows provided by (used in) continuing operations	49,504	(22,960)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	(1,635)	20,091
Cash flows provided by (used in) investing activities	599	5,854
Cash flows provided by (used in) financing activities	—	(27,673)

Cash flows provided by (used in) discontinued operations	(1,036)	(1,728)

Net increase (decrease) in cash and cash equivalents	$48,468	$(24,688)

Cash and cash equivalents at beginning of period	$165,279	$116,074
Add: Cash and cash equivalents of discontinued operations at beginning of period	1,254	1,598
Net increase (decrease) in cash and cash equivalents	48,468	(24,688)
Less: Cash and cash equivalents of discontinued operations at end of period	577	5,543

Cash and cash equivalents at end of period	$214,424	$87,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 1—Basis of Presentation

        Walter Energy, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a leading U.S. producer and exporter of premium hard coking coal for the global steel industry (Underground Mining), operates surface mines for the steam coal and industrial coal markets (Surface Mining) and produces metallurgical coke (Walter Coke). Underground Mining includes the Company's underground hard coking coal operations from the No. 4 and No. 7 mines and its coal bed methane operations. Surface Mining includes the Company's surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. results. See Note 7 for segment information. In December 2008, the Company announced the closure of its Homebuilding segment and on April 17, 2009, the Company spun off its Financing segment. As a result of the closure and spin-off, amounts previously reported in those segments are presented as discontinued operations for all periods presented. See Note 2.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2—Discontinued Operations

        The accompanying unaudited condensed consolidated financial statements of the Company include the results of our discontinued businesses, Financing, Homebuilding and Kodiak Mining Co. The Financing business was spun-off in April 2009, and, at that time, was merged with Hanover Capital Mortgage Holdings, Inc. creating Walter Investment Management Corp. ("Walter Investment") which operates as a publicly traded real estate investment trust. Prior to the spin-off, Financing serviced non-conforming instalment notes and loans that were secured by mortgages and liens. The Homebuilding business, which was closed in 2009, was an on-your-lot homebuilder. Kodiak Mining Co., which was closed in 2008, operated an underground mine located near Birmingham, AL.

        The table below presents the significant components of operating results included in the income (loss) from discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	For the three months ended March 31,
	2010	2009
Net sales and revenues	$497	$59,821

(Loss) income from discontinued operations before income tax (benefit) expense	$(1,616)	$3,981
Income tax (benefit) expense	(472)	3,728

(Loss) income from discontinued operations	$(1,144)	$253

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 2—Discontinued Operations (Continued)

        The remaining assets and liabilities of Homebuilding and Kodiak included as discontinued operations in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 are shown below (in thousands):

	March 31, 2010(a)	December 31, 2009(a)
Cash and cash equivalents	$577	$1,254
Receivables, net	359	401
Inventories	1,542	2,125
Property, plant and equipment, net	4,979	5,310
Other assets	5,708	6,107

Total assets	$13,165	$15,197

Accounts payable	$633	$700
Accrued expenses	4,166	5,341
Other liabilities	736	1,269

Total liabilities	$5,535	$7,310

(a)
Total assets and liabilities of discontinued operations are shown as "current" in the condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 as liquidation is expected within the next twelve months.

        In order to facilitate the successful spin-off of Financing, the Company entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries on April 20, 2009. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that the Company could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. The Company believes that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss the Company might suffer in the event of a default by Walter Investment. Under the terms of the L/C Agreement, Walter Investment agrees to reimburse the Company for all costs incurred in posting the support letter of credit for Walter Investment's bank credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement will terminate on April 20, 2011.

        In addition, the Company also entered into a revolving credit facility and security agreement with Walter Investment in which the Company has committed to make available up to $10.0 million in the event that a major hurricane occurs and causes projected losses to Walter Investments greater than $2.5 million. A condition precedent to a draw under this facility is the granting of a security interest in certain collateral. Under the terms of the revolving credit and security agreement, Walter Investment will pay all fees and repay all loans made under the facility. Any obligations under the revolving credit

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 2—Discontinued Operations (Continued)

and security agreement will be due and payable on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$57,641	$73,582
Raw materials and supplies	23,211	25,696

Total inventories	$80,852	$99,278

Note 4—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,105	$1,039	$753	$762
Interest cost	3,226	3,115	6,510	5,759
Expected return on plan assets	(3,269)	(2,826)	—	—
Amortization of prior service cost (credit)	76	76	(524)	(487)
Amortization of net actuarial loss	2,231	2,338	3,630	1,610

Net periodic benefit cost	$3,369	$3,742	$10,369	$7,644

Note 5—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in pension and postretirement benefits obligations. Comprehensive income for the three months ended March 31, 2010 and 2009 was $45.8 million and $73.7 million, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 6—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$42,695	$42,695	$72,850	$72,850

(Loss) income from discontinued operations	$(1,144)	$(1,144)	$253	$253

Denominator:
Average number of common shares outstanding	53,437	53,437	53,290	53,290
Effect of dilutive securities:
Stock options and restricted stock units ("units")(a)	—	661	—	291

	53,437	54,098	53,290	53,581

Income from continuing operations	$0.80	$0.79	$1.37	$1.36
Loss from discontinued operations	(0.02)	(0.02)	—	—

Net income per share	$0.78	$0.77	$1.37	$1.36

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended March 31, 2010 and 2009 totaling 14,720 and 1,262,641, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 7—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended March 31,
	2010	2009
Sales and revenues:
Underground Mining	$240,301	$244,200
Surface Mining	31,333	26,618
Walter Coke	51,182	21,907
Other	778	319
Consolidating eliminations of intersegment activity(a)	(11,545)	(9,907)

Net sales and revenues	$312,049	$283,137

Segment operating income (loss):
Underground Mining	$64,828	$99,855
Surface Mining	7,260	5,515
Walter Coke	7,643	1,593
Other	(8,119)	(5,153)
Consolidating eliminations of intersegment activity	(305)	(294)

Operating income	71,307	101,516
Less interest expense, net of interest income	(4,596)	(4,525)

Income from continuing operations before income tax expense	66,711	96,991
Income tax expense	24,016	24,141

Income from continuing operations	$42,695	$72,850

Depreciation:
Underground Mining	$18,492	$14,148
Surface Mining	2,582	2,326
Walter Coke	1,018	1,127
Other	77	133

Total	$22,169	$17,734

(a)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Walter Coke totaling $5.1 million and $7.9 million, between Surface Mining and Walter Coke totaling $1.9 million and $1.4 million, and between Underground Mining and Surface Mining totaling $4.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 8—Commitments and Contingencies

  Income Tax Litigation

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

  Environmental Matters

        The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

        The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated.

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved/finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke has responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to the EPA's initial request and presentation of an initial plan to the EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. Walter Coke is awaiting comments from the EPA.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations and in conjunction with the Phase III work plan. The Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. At March 31, 2010, the Company has accrued an amount that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA to date. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete, the Company is unable to estimate the cost of remediation activities that will be

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

Note 9—Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value for purposes of disclosure:

        Cash and cash equivalents, restricted short-term investments, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Debt—The Company's term loan in the amount of $137.1 million and $137.5 million at March 31, 2010 and December 31, 2009, respectively, is carried at cost. The estimated fair value of the Company's term loan was $137.5 million and $134.1 million at March 31, 2010 and December 31, 2009, respectively, based on similar transactions and yields in an active market for similarly rated debt.

        The Company's equipment financing debt was $25.3 million and $26.6 million at March 31, 2010 and December 31, 2009, respectively, and is carried at cost. The estimated fair value of this equipment financing debt as of March 31, 2010 and December 31, 2009 is $25.3 million and $26.0 million, respectively, based on comparable equipment financing transactions that similarly rated companies entered into at that date.

        The Company's short term borrowing to finance the premium payments on certain of its property insurance was $0.0 million and $4.3 million at March 31, 2010 and December 31, 2009, respectively, and is carried at cost. The carrying amount reported on the balance sheet at December 31, 2009 of this short term financing approximates fair value.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

Note 10—Adoption of New Accounting Pronouncements

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities—Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, adoption is required for periods beginning after December 31, 2009. Since the Company is subject to this guidance because it extracts hydrocarbons from coalbeds, the Company adopted ASC Topic 932 as of January 1, 2010. The Company uses the successful efforts method which thereby required the Company to change its method of accounting for depreciation of the gas properties in its coal bed methane business from the straight-line method to the unit-of-production method. The increase in depreciation from this change resulted in a decrease in income from continuing operations of approximately $2.5 million, a decrease in net income of $1.7 million and a $0.03 decrease in earnings per diluted share in the first quarter of 2010. In addition, the Company expects the full-year effect of applying the change in method will be to increase depreciation expense by approximately $10.0 million in 2010. The Company does not consider the effect of this change to be material to its operating results or financial condition.

Note 11—Subsequent Events

        On April 28, 2010, the Company's wholly owned subsidiary, Walter Natural Gas, LLC, entered into a definitive purchase agreement to acquire the Alabama natural gas interests of HighMount Exploration and Production LLC, for approximately $210.0 million in cash. The transaction is expected to close in the second quarter 2010 and is subject to a number of customary closing conditions. The acquisition includes HighMount's Alabama coal bed methane operations, including approximately 1,300 existing conventional gas wells, pipeline infrastructure and related equipment located adjacent to the Company's existing underground mining and coal bed methane business located in Tuscaloosa County, AL. Current proven reserves are approximately 190 bcf (billion cubic feet), with current annual coal bed methane production of 8.5 bcf.

        On April 28, 2010, the Company announced that it has recently signed a non-binding letter of intent to lease mineral rights associated with approximately 52 million tons of Blue Creek coking coal reserves in Tuscaloosa County, AL and acquire the existing North River steam coal mine in Fayette County and Tuscaloosa County, AL from Chevron Mining, Inc., a subsidiary of Chevron Corporation. The proposed transaction with Chevron Mining, Inc. is subject to a number of conditions, including, but not limited to, the negotiation and execution of a definitive purchase and sale agreement, completion of due diligence, approval of the transactions by the boards of directors of Walter Energy and Chevron Mining, Inc. and the receipt of required third party consents and approvals. Accordingly, there can be no assurance whether or when this transaction will be completed.

        Also on April 28, 2010, the Company announced that, in a separate transaction, it has signed a letter of intent to lease mineral rights associated with approximately 22 million tons of Blue Creek coking coal reserves, which are adjacent to the Chevron reserves and are of similar quality. Terms of the lease, including royalty rates, are consistent with existing lease agreements.

        During the period from April 1 through May 6, 2010 the Company repurchased an additional 200,480 shares of Company common stock for $15.9 million, thereby fulfilling the Company's $100 million share repurchase program.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 7 of "Notes to Condensed Consolidated Financial Statements," which provides our net sales and revenues and operating income by reportable segment. The following discussion addresses our continuing operations, only. See Note 2 of "Notes to Condensed Consolidated Financial Statements," for information regarding our discontinued operations.

Summary Operating Results of Continuing Operations for the
Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended March 31, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$238,232	$30,408	$50,865	$150	$(11,545)	$308,110
Miscellaneous income	2,069	925	317	628	—	3,939

Net sales and revenues	240,301	31,333	51,182	778	(11,545)	312,049
Cost of sales (exclusive of depreciation)	140,002	20,066	40,760	(118)	(11,199)	189,511
Depreciation	18,492	2,582	1,018	77	—	22,169
Selling, general & administrative	6,057	1,375	1,927	9,375	(41)	18,693
Postretirement benefits	10,922	50	(166)	(437)	—	10,369
Amortization of intangibles	—	—	—	—	—	—

Operating income (loss)	$64,828	$7,260	$7,643	$(8,119)	$(305)	$71,307

Less: Interest expense, net						4,596
Less: Income tax expense						24,016

Income from continuing operations						$42,695

	For the Three Months Ended March 31, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$241,879	$24,418	$21,737	$39	$(9,907)	$278,166
Miscellaneous income	2,321	2,200	170	280	—	4,971

Net sales and revenues	244,200	26,618	21,907	319	(9,907)	283,137
Cost of sales (exclusive of depreciation)	115,776	17,298	16,993	12	(9,613)	140,466
Depreciation	14,148	2,326	1,127	133	—	17,734
Selling, general & administrative	6,371	1,374	2,326	5,594	—	15,665
Postretirement benefits	8,050	(7)	(132)	(267)	—	7,644
Amortization of intangibles	—	112	—	—	—	112

Operating income (loss)	$99,855	$5,515	$1,593	$(5,153)	$(294)	$101,516

Less: Interest expense, net						4,525
Less: Income tax expense						24,141

Income from continuing operations						$72,850

	Dollar Variance for the Three Months Ended March 31, 2010 Versus 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$(3,647)	$5,990	$29,128	$111	$(1,638)	$29,944
Miscellaneous income	(252)	(1,275)	147	348	—	(1,032)

Net sales and revenues	(3,899)	4,715	29,275	459	(1,638)	28,912
Cost of sales (exclusive of depreciation)	24,226	2,768	23,767	(130)	(1,586)	49,045
Depreciation	4,344	256	(109)	(56)	—	4,435
Selling, general & administrative	(314)	1	(399)	3,781	(41)	3,028
Postretirement benefits	2,872	57	(34)	(170)	—	2,725
Amortization of intangibles	—	(112)	—	—	—	(112)

Operating income (loss)	$(35,027)	$1,745	$6,050	$(2,966)	$(11)	$(30,209)

Less: (Increase) decrease in interest expense, net						(71)
Less: (Increase) decrease in income tax expense						125

Income from continuing operations						$(30,155)

Overview

        Our income from continuing operations for the three months ended March 31, 2010 was $42.7 million, or $0.79 per diluted share, which compares to $72.9 million, or $1.36 per diluted share, for the three months ended March 31, 2009. In the three months ended March 31, 2010, net sales and revenues increased $28.9 million and operating income decreased $30.2 million versus the same period in 2009. Net sales and revenues in the first quarter 2010 improved as compared to the first quarter 2009 primarily due to higher metallurgical coke and coking coal sales volumes, partially offset by lower realized selling prices for coking coal. Although revenues grew, our operating income for the quarter declined as a result of lower coking coal selling prices and higher production and royalty costs on a per ton basis at Underground Mining's No. 7 Mine.

Outlook and Strategic Initiatives

  Underground Mining

  •
  Approximately 1.8 million tons of hard coking coal were sold in the first quarter of 2010 at an average price of $127.05 per short ton.

  •
  We have recently settled coking coal contracts totaling 1.9 million metric tons with prices at approximately $235.00 per metric ton FOB Port for the six-month period beginning April 1, 2010. Although the six-month contract period differs from our historical annual contract cycle, we believe the six-month contract is in our best interests at this time because it protects us in the near term by contracting at higher pricing today, while leaving volumes available to be priced later at a price that may exceed current market pricing. As a result, we have the following tons priced and committed for the remainder of 2010:

Coking Coal Sales Committed and Priced Estimated Delivery Schedule (short tons, in millions)	Q2 2010 E	Q3 2010 E	Q4 2010 E
2008 - 2009 Carryover Tons ($286(1))	0.3	0.4	0.2
2009 - 2010 Contract Tons ($117(1))	0.6	0.1	—
2009 - 2010 Contract Tons ($213(1))	0.7	1.4	—

Total	1.6	1.9	0.2

(1)
Prices are approximate, per short ton FOB Port.
  •
  Our sales volume expectation for the second quarter of 2010 ranges from 1.7 million to 1.9 million tons and our forecasted second quarter operating income per ton ranges from $85.00 to $90.00, up from actual operating income per ton of $36.36 in the first quarter of 2010. Second quarter ranges reflect a strengthening in demand and increased average selling prices for hard coking coal. We maintain our full-year 2010 coking coal sales expectations of approximately 8.0 million tons.

  •
  Coking coal production totaled 1.7 million tons in the first quarter of 2010, down approximately 14.5% from the first quarter of 2009 primarily due to an extended longwall move at Mine No. 7. Production costs averaged $58.19 per ton for the quarter ended March 31, 2010 as compared to $51.78 for the first quarter of 2009 as a result of unfavorable volume variances as Mine No.7 was running only one longwall for much of this year's first quarter versus two longwalls in the first quarter of 2009. Additionally, royalty costs at the No.7 Mine were lower last year because more of the production was on company-owned property than in the first quarter of 2010. Production volumes are expected to total 1.7 million to 1.9 million tons in the second quarter of 2010 and production costs are expected to remain relatively comparable in the $55.00 to $60.00 per ton range in the second quarter of 2010.

  •
  Although production costs are expected to remain relatively unchanged, operating margins will be positively impacted in the second quarter of 2010 by higher anticipated average selling prices than realized in the first quarter of 2010.

  •
  Freight costs on metallurgical coal sales during the first quarter averaged approximately $14.00 per ton, but are projected to average between $15.00 and $16.00 per ton for the remainder of 2010. Royalties expenses were 7.1% of hard coking coal revenues for the first quarter of 2010 and are expected to be between 7.0% to 8.0% of hard coking coal revenues in the second quarter of 2010.

  •
  The coal bed methane business sold 1.4 billion cubic feet of natural gas at an average hedged price of $5.49 per thousand cubic feet in the first quarter of 2010 versus 1.7 billion cubic feet at an average hedged price of $6.05 per thousand cubic feet in the first quarter of 2009.

  •
  In April 2010, we signed a non-binding letter of intent to lease mineral rights associated with 52 million tons of Blue Creek Coal reserves and to acquire the North River steam coal mine from Chevron Mining, Inc., a subsidiary of Chevron Corporation. The Blue Creek reserves are high-quality, high-vol coking coal and, if the transaction is consummated, allows us to blend this coal with coal from our No. 7 Mine to make a hard coking coal product, similar to that from our No. 4 Mine. The non-binding letter of intent also included the acquisition of the existing North River steam coal mine in Fayette County and Tuscaloosa County, AL, which has approximately 11.0 million tons of reserves remaining with expected annual production of 2.5 million to 3.0 million tons—all of which is under contract.

  •
  In April 2010, we also signed a separate letter of intent with an unrelated third party to lease mineral rights associated with an additional 22.0 million tons of reserves, contiguous to the above-described Chevron reserves.

  •
  Aditionally, on April 28, 2010, we entered into an agreement to acquire the Alabama natural gas interests of HighMount Exploration and Production LLC, for approximately $210.0 million in cash. The transaction is expected to close in the second quarter 2010 and is subject to a number of customary closing conditions. The acquisition includes HighMount's Alabama coal bed methane operations, including approximately 1,300 existing conventional gas wells, pipeline infrastructure and related equipment located adjacent to the Company's existing underground mining and coal bed methane business located in Tuscaloosa County, AL. Current proven reserves are approximately 190 bcf (billion cubic feet), with current annual coal bed methane production of 8.5 bcf. The acquisition of these gas assets helps to ensure that future coal production areas are properly degasified, thereby improving safety and operational efficiency. Additionally, the assets provide long-life, low-cost production, stable cash flows and are complementary to our existing gas business. This acquisition is an important component of our future mining strategy as it allows us to use existing infrastructure to place gas wells where needed to maximize coal production, minimize mining costs and improve mine safety.

  •
  We will continue to evaluate expansion opportunities, potential acquisitions and further investments in coal and natural gas to accomplish our primary strategy of expanding our coking coal business.

  Surface Mining

  •
  During the first quarter of 2010, the surface mining operations produced 345,000 tons of steam and industrial coal and sold 375,000 tons at an average operating income of $18.41 per ton. The average selling price improved $8.41 per ton versus the first quarter of 2009.

  •
  In the second quarter of 2010, we expect to sell between 350,000 and 385,000 tons at an average operating income of between $3.00 to $7.00 per ton. The second quarter operating income forecast includes the impact of planned special maintenance costs of $3.5 million or approximately $10.00 per ton.

  •
  In April 2010, we announced that Walter Minerals will open its Reid School coking coal surface mine. The mine has approximately 0.6 million tons of predominantly high quality, high-vol coking coal reserves and is expected to produce 0.2 million tons of annual production over the next three years.

  Walter Coke

  •
  Walter Coke sold 139,081 tons of metallurgical coke at an average price of $327.37 per ton in the first quarter of 2010. In the first quarter of 2009, we sold 45,200 tons at a price of $308.26 per ton. The increase in average selling price and sales volume reflects the strengthening domestic steel capacity utilization versus the prior year period.

  •
  Second quarter 2010 metallurgical coke sales are expected to be between 95,000 to 97,000 tons, a more normalized level than the 139,081 tons sold in the first quarter 2010, which reflected tons sold from production added to inventory in 2009. Continued increases in metallurgical coke prices are expected to result in a forecasted operating income per ton of $90.00 to $99.00 in the second quarter of 2010.

  Other

  •
  Our Board of Directors increased our quarterly dividend by 25 percent to $0.125 per common share, payable on June 4, 2010 to shareholders of record at the close of business on May 7, 2010.

  •
  In the second quarter of 2010 we expect our corporate overhead costs to exceed our first quarter run rate by approximately $4.0 million due to costs incurred in the acquisitions of coal and gas assets.

  •
  Excluding outlays for acquisitions of coal and gas properties, capital expenditures for 2010 are expected to total approximately $115.0 million including approximately $80.0 million of maintenance capital for all of the businesses.

Summary of First Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended March 31, 2010 increased $28.9 million, or 10.2%, as compared to the same period in 2009. This increase in revenues resulted primarily from increased revenues in the Walter Coke and Surface Mining segments. The revenue increase in the Walter Coke segment is principally due to higher sales volumes of metallurgical coke. The majority of the increase in the Surface Mining segment is due to higher volumes of coal sales but a significant portion of the increase was due to an increase in the average price of the coal. These increases in revenue were somewhat offset by a decrease in revenue in the Underground Mining segment primarily due to a reduction in the average selling price of hard coking coal.

        Cost of sales, exclusive of depreciation, increased $49.0 million, or 34.9%, from the first quarter of 2009, and represented 61.5% of net sales for the three months ended March 31, 2010 versus 50.5% of net sales for the same period in 2009. The increase in cost of sales as a percentage of net sales in the current quarter is predominately due to a $15.00 per ton increase at Underground Mining's Mine No. 7, resulting from higher production costs due to unfavorable volume variances year over year, as Mine No. 7 was running two longwalls in the prior year, versus one longwall for much of this year's first quarter, and resulting from increased royalty costs on a per ton basis, as a significant portion of production was on company-owned property in the prior year period.

        Depreciation for the three months ended March 31, 2010 increased $4.4 million, compared to the same period in 2009. The increase was primarily due to higher depreciation in Underground Mining resulting from a change to the unit-of-production method of depreciation on gas properties, as well as increased depreciation due to continued capital investment throughout 2009 for the Mine No. 7 East longwall startup, which began in mid December 2009.

        Selling, general & administrative expense increased $3.0 million for the quarter ended March 31, 2010 compared to the same period in 2009, mostly attributable to increases in salary related expenses, fringe benefits and professional expenses at parent. A majority of the salary related increases results from severance expense related to the planned relocation of our corporate headquarters to Birmingham, AL.

        The effective tax rates for the three months ended March 31, 2010 and 2009 were 36.0% and 24.9%, respectively. Income tax expense in the current quarter includes a one-time tax charge of $20.7 million related to the elimination of the favorable tax treatment of Medicare Part D subsidies due to the passage of the Health Care Reform Act in March 2010. The current quarter also includes a one-time tax benefit of $17.4 million related to unconventional fuel source credits for our Walter Coke segment for the years 2006 through 2009. These items are not expected to recur. Additionally, the impact of percentage depletion resulted in a significantly larger favorable impact on the full year tax rate in 2009 compared with the projected 2010 tax rate.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources and Blue Creek Coal Sales, reported revenues of $240.3 million in the first quarter of 2010, a decrease of $3.9 million compared to the same period in 2009. The decrease in revenues was primarily due to a decrease in the average selling price of hard coking coal, partially offset by the effect of an increase in coking coal sales volumes, as compared to the same period in 2009.

	Three months ended March 31,
	2010	2009
Average coal selling price(1) (per short ton)	$127.05	$133.24
Tons of coal sold(1) (in thousands)	1,816	1,754
Average hedged natural gas selling price (per mcf)	$5.49	$6.05
Billion cubic feet of natural gas sold	1.4	1.7
Number of natural gas wells	386	432

(1)
Includes intersegment sales of both metallurgical and purchased steam coal.

        Underground Mining's $35.0 million decrease in operating income in the first quarter of 2010, compared to the same period in 2009 was primarily the result of a decrease in the average selling price of coking coal and an increase in cost of sales (exclusive of depreciation) mostly due to higher average production and royalty costs at the No. 7 mine, as discussed previously.

  Surface Mining

        Surface Mining, which includes the operations of TRI, Taft and Walter Minerals, reported a revenue increase of $4.7 million in the first quarter of 2010 compared to the same period last year. The increase in revenues was primarily attributable to a 14.0% increase in the volume of coal sold as well as an $8.41, or 11.9% increase in the average coal selling price for the three months ended March 31, 2010 compared to the first quarter of 2009. Statistics for Surface Mining are presented in the following table:

	Three months ended March 31,
	2010	2009
Average coal selling price(1) (per short ton)	$78.89	$70.48
Tons of coal sold(1) (in thousands)	375	329

(1)
Includes intersegment sales of steam coal.

        Surface Mining reported an operating income increase of $1.7 million in the first quarter of 2010 compared to the same period in 2009. The increase was primarily due to the effect of increased selling prices and favorable production costs due to increased efficiency, partially offset by increased diesel fuel costs in the first quarter of 2010 as compared to the same period in the prior year.

  Walter Coke

        Walter Coke's net sales and revenues increased $29.3 million for the three months ended March 31, 2010 compared to the same period in 2009 due to increased customer demand in the domestic steel market. The increase in demand resulted in a more than tripling in metallurgical coke sales volumes as shown below:

	Three months ended March 31,
	2010	2009
Metallurgical coke average selling price per ton	$327.37	$308.26
Metallurgical coke tons sold	139,081	45,200

        Walter Coke's operating income was $7.6 million for the three months ended March 31, 2010 compared to operating income of $1.6 million in the same period in 2009, an increase of $6.0 million. This increased operating income was primarily the result of margins achieved on higher sales volumes.

FINANCIAL CONDITION

        Cash and cash equivalents of continuing operations increased by $49.1 million from $165.3 million at December 31, 2009 to $214.4 million at March 31, 2010 due to $74.8 million in cash flows provided by operating activities, $14.4 million of cash flows used in investing activities and $10.9 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $112.0 million at March 31, 2010, an increase of $41.5 million from December 31, 2009 primarily attributable to $34.6 million in higher trade receivables at Underground Mining due to higher revenues in March 2010 compared to December 2009 and a slight increase in the number of days sales outstanding. Trade receivables at Walter Coke increased $6.0 million due to increased revenues.

        Inventories were $80.9 million at March 31, 2010, a decrease of $18.4 million from December 31, 2009 primarily due to decreases in inventory at Walter Coke resulting from the significantly higher demand for coke in the first quarter of 2010.

        Short term deferred income tax assets decreased $14.6 million primarily due to the utilization of net operating loss carryforwards, partially offset by an increase due to the recognition of unconventional fuel source credits for our Walter Coke segment.

        Net property, plant and equipment decreased $8.3 million to $514.6 million at March 31, 2010, primarily due to higher depreciation on machinery and equipment at Underground Mining resulting from significant capital additions in recent years compared with relatively smaller capital additions of machinery and equipment in the first quarter of 2010.

        Long term deferred income tax assets decreased $20.9 million due to writing off the deferred tax associated with Medicare Part D subsidies as a result of the enactment of the Health Care Reform Act in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under the revolving credit facility. Our principal source of long-term funding is the bank term loan. As of March 31, 2010, total debt decreased $6.6 million as compared to December 31, 2009. See discussion below.

        Based on current forecasts and anticipated market conditions, we believe that funds generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures, to fund acquisitions and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials, interest rates and the general economy. Although we have experienced an improvement in the market for our products, renewed deterioration of economic conditions could adversely impact our operating cash flows. Additionally, although financial market conditions have improved, there remains volatility and uncertainty, less availability and higher costs of credit, potential counterparty defaults, and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

2005 Walter Credit Agreement, as Amended

        The 2005 Walter Credit Agreement ("Credit Agreement"), as amended, is a $438.2 million credit agreement that includes (1) an amortizing term loan facility with an aggregate principal amount of $138.2 million and (2) a $300.0 million revolving credit facility ("Revolver") that, subject to certain conditions, can be increased to $425.0 million. The term loan facility bears interest at LIBOR plus as much as 300 basis points and requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due. The Revolver, which provides for loans and letters of credit, bears interest at LIBOR plus as much as 400 basis points and matures on July 2, 2012. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. Our obligations under the Credit Agreement are secured by substantially all of our and our guarantors' real, personal and intellectual property, and our ownership interest in the guarantors. Under the Credit Agreement, we are allowed to pay dividends and repurchase our own capital stock up to a maximum of the sum of $25.0 million plus 50% of consolidated net income from the immediately preceding year, provided that after such dividend and/or stock purchase, the remaining amount available to be drawn under the Revolver is at least $50.0 million.

        As of March 31, 2010, borrowings under the Credit Agreement consisted of a term loan balance of $137.1 million with a weighted average interest rate of 2.49% and, under the Revolver, we had $0.0 borrowings, $61.8 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed below and $238.2 million of availability for future borrowings.

Other Debt

        In October 2008, we entered into a $32.3 million equipment financing arrangement for certain mining equipment. This facility requires monthly payments using a predetermined amortization schedule, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At March 31, 2010, there was $25.3 million outstanding at a stated interest rate of 3.97%. In addition, in 2008, we entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit fixed interest rate of 9.78%. At March 31, 2010 there was a balance remaining of $7.5 million.

Contingent Obligations

        On April 20, 2009, we entered into a Support Letter of Credit Agreement (the "L/C Agreement") with Walter Investment and certain of its subsidiaries. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million. This stand-by letter of credit was issued under our 2005 Walter Credit Agreement and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that we could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. We believe that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss we might suffer in the event of a default by Walter Investment. Under the terms of the support letter of credit agreement, Walter Investment agrees to reimburse us for all costs incurred in posting the support letter of credit for Walter Investment's bank credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement terminate on April 20, 2011.

        In addition, we also entered into a revolving credit facility and security agreement with Walter Investment in which we have committed to make available up to $10.0 million in the event that a major hurricane has occurred and has caused projected losses to Walter Investment greater than $2.5 million. A condition precedent to a draw under this facility is the granting of a security interest in certain collateral. Under the terms of the revolving credit and security agreement, Walter Investment will pay all fees and repay all loans made under the facility. Any obligations under the revolving credit and security agreement will be due and payable on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

Statement of Cash Flows

        Cash balances of continuing operations were $214.4 million and $165.3 million at March 31, 2010 and December 31, 2009, respectively. The increase in cash for the three months ended March 31, 2010 was primarily attributable to cash provided by operating activities of $74.8 million, partially offset by capital expenditures of $14.3 million, retirement of debt of $6.6 million and cash dividend payments of $5.4 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three months ended March 31,
	2010	2009
Cash flows provided by (used in) operating activities	$74,812	$62,642
Cash flows provided by (used in) investing activities	(14,428)	(35,154)
Cash flows provided by (used in) financing activities	(10,880)	(50,448)

Cash flows provided by (used in) continuing operations	49,504	(22,960)
Cash flows provided by (used in) discontinued operations	(1,036)	(1,728)

Net increase (decrease) in cash and cash equivalents	$48,468	$(24,688)

        Net cash provided by operating activities of continuing operations increased $12.2 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase is primarily attributable to a $42.2 million improvement in cash flows provided as inventories declined $18.4 million in the first quarter of 2010, compared to an increase in the same period of last year of $23.8 million, and a $13.7 million improvement in cash flow provided as accrued expenses and other current liabilities decreased $2.3 million in the current quarter versus a decrease of $11.4 million in the first quarter of last year. These improvements were partially offset by an unfavorable change in receivables of $31.3 million as the current quarter includes an increase in receivables of $41.6 million, while the first quarter of 2009 includes an increase in receivables of $10.3 million. Additionally, the first quarter of 2010 experienced a $16.5 million decrease in income from continuing operations, adjusted for non-cash items when compared to Q1 of 2009.

        Cash flows used in investing activities in the first quarter of 2010 were primarily due to additions to property plant and equipment in the amount of $14.3 million, of which $12.7 million were at Underground Mining, while cash flows used in investing activities in the first quarter of 2009 in the amount of $35.2 million were primarily due to additions of $23.7 million of property, plant and equipment at Underground mining and $9.7 million at Surface Mining.

        Cash flows used in financing activities for the first quarter of 2010 were $10.9 million compared to $50.4 million for the first quarter of 2009. The major differences included $6.6 million used for the retirement of debt in the current quarter versus $16.9 million in the first quarter of 2009 and purchases of stock under the stock repurchase program totalling $4.7 million for the quarter ended March 2010 compared to $28.0 million for the quarter ended March 2009.

Adoption of New Accounting Pronouncements

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities—Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, adoption is required for periods beginning after December 31, 2009. Since we became subject to this guidance because we extract hydrocarbons from coalbeds, we adopted ASC Topic 932 as of January 1, 2010. We use the successful efforts method for our gas properties which thereby required us to change our method of accounting for depreciation of our gas properties in our coal bed methane business from the straight-line method to the unit-of-production method. The increase in depreciation expense from this change resulted in a decrease in our income from continuing operations of approximately $2.5 million, a decrease in net income of $1.7 million and a $0.03 decrease in earnings per diluted share in the first quarter of 2010. In addition, we expect the full-year effect of applying the method change will be to increase depreciation expense by approximately $10.0 million in 2010. We do not consider the effect of this change to be material to our operating results or financial condition.

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

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our interim Chief Executive Officer (principal executive officer) and our interim Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 8 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. For a discussion of our risk factors, please refer to Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        In 2009, the Board of Directors approved a $100.0 million share repurchase program. Purchases are based on liquidity and market conditions. Through March 31, 2010, a total of 2,817,338 shares for $84.1 million have been repurchased under this program. See the following table for a detail of equity security purchases during the first three months of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share Units	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2010 - January 31, 2010	47,407		$67.24	47,407	$17.4
February 1, 2010 - February 28, 2010	44,823	(1)	$67.33	22,272	$15.9
March 1, 2010 - March 31, 2010	311	(2)	$87.92	—	$15.9

	92,541			69,679

(1)
In February 2010, we acquired 22,551 shares from employees at an average price of $67.35 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 1995 Long-Term Incentive Stock Plan and the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

(2)
In March 2010, we acquired 311 shares from employees at an average price of $87.92 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 1995 Long-Term Incentive Stock Plan and the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit Number
10.1*	Agreement dated July 30, 2007 between the Company and Charles C. Stewart
10.2*	Amendment dated December 22, 2008 between the Company and Charles C. Stewart
10.3*	Agreement dated October 24, 2006 between the Company and Michael T. Madden
10.4*	Amendment dated December 18, 2008 between the Company and Michael T. Madden
10.5*	Amended and Restated Change-in-Control Agreement dated December 18, 2008 between the Company and Michael T. Madden
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—interim Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—interim Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—interim Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—interim Chief Financial Officer

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ JOSEPH B. LEONARD interim Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2010
/s/ LISA A. HONNOLD interim Chief Financial Officer (Principal Financial Officer)
Date: May 7, 2010

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Three Months Ended March 31, 2010 and 2009
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES