Form 10-Q
period 2010-06-30
Walter Energy, Inc.
filed 2010-08-06
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

         Number of shares of common stock outstanding as of July 30, 2010: 52,919,547

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$95,702	$165,279
Receivables, net	141,553	70,500
Inventories	80,035	99,278
Deferred income taxes	55,023	110,576
Prepaid expenses	37,167	22,702
Other current assets	4,539	4,363
Current assets of discontinued operations	7,189	15,197

Total current assets	421,208	487,895
Property, plant and equipment, net of accumulated depreciation of $422,870 and $386,456, respectively	731,495	522,931
Deferred income taxes	164,691	178,338
Other long-term assets	84,847	70,192

	$1,402,241	$1,259,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$66,016	$44,211
Accrued expenses	42,795	39,034
Current debt	27,798	13,351
Accumulated postretirement benefits obligation	23,648	23,563
Other current liabilities	17,440	18,513
Current liabilities of discontinued operations	5,304	7,310

Total current liabilities	183,001	145,982
Long-term debt	158,920	163,147
Accumulated postretirement benefits obligation	432,647	429,096
Other long-term liabilities	261,469	261,736

Total liabilities	1,036,037	999,961

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—52,998,590 and 53,256,904 shares, respectively	530	533
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	328,958	374,522
Retained earnings	196,522	50,852
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(160,462)	(167,037)
Unrealized gain on hedges, net of tax	656	525

Total stockholders' equity	366,204	259,395

	$1,402,241	$1,259,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,
	2010	2009
Net sales and revenues:
Net sales	$405,709	$167,005
Miscellaneous income	4,913	2,115

	410,622	169,120

Costs and expenses:
Cost of sales (exclusive of depreciation)	184,086	105,343
Depreciation	23,885	18,268
Selling, general and administrative	22,057	16,299
Postretirement benefits	10,361	7,781

	240,389	147,691

Operating income	170,233	21,429
Interest expense	(4,164)	(4,416)
Interest income	277	202

Income from continuing operations before income tax expense	166,346	17,215
Income tax expense	50,236	5,879

Income from continuing operations	116,110	11,336
Income (loss) from discontinued operations	53	(265)

Net income	$116,163	$11,071

Basic income per share:
Income from continuing operations	$2.18	$0.21
Income from discontinued operations	—	—

Net income	$2.18	$0.21

Diluted income per share:
Income from continuing operations	$2.16	$0.21
Income from discontinued operations	—	—

Diluted net income per share	$2.16	$0.21

Dividends declared per common share	$0.125	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the six months ended June 30,
	2010	2009
Net sales and revenues:
Net sales	$713,819	$445,171
Miscellaneous income	8,852	7,086

	722,671	452,257

Costs and expenses:
Cost of sales (exclusive of depreciation)	373,597	245,809
Depreciation	46,054	36,002
Selling, general and administrative	40,750	32,076
Postretirement benefits	20,730	15,425

	481,131	329,312

Operating income	241,540	122,945
Interest expense	(8,941)	(9,215)
Interest income	458	476

Income from continuing operations before income tax expense	233,057	114,206
Income tax expense	74,252	30,020

Income from continuing operations	158,805	84,186
Loss from discontinued operations	(1,091)	(12)

Net income	$157,714	$84,174

Basic income per share:
Income from continuing operations	$2.98	$1.58
Loss from discontinued operations	(0.02)	—

Net income	$2.96	$1.58

Diluted income per share:
Income from continuing operations	$2.94	$1.57
Loss from discontinued operations	(0.02)	—

Net income	$2.92	$1.57

Dividends declared per common share	$0.225	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$259,395	$533	$374,522		$50,852	$(166,512)
Comprehensive income:
Net income	157,714			$157,714	157,714
Other comprehensive income, net of tax:
Change in pension and other postretirement benefit plans	6,575			6,575		6,575
Change in unrealized gain on hedges	131			131		131

Comprehensive income				$164,420

Purchases of stock under stock repurchase program	(53,543)	(7)	(53,536)
Dividends paid, $0.225 per share	(12,044)				(12,044)
Stock issued upon the exercise of stock options	8,963	5	8,958
Stock-based compensation	2,023		2,023
Other	(3,010)	(1)	(3,009)

Balance at June 30, 2010	$366,204	$530	$328,958		$196,522	$(159,806)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$157,714	$84,174
Loss from discontinued operations	1,091	12

Income from continuing operations	158,805	84,186
Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation	46,054	36,002
Non-cash income tax provision	73,108	13,496
Other	5,485	7,198
Decrease (increase) in current assets, net of effect of business acquisition:
Receivables	(65,865)	37,960
Inventories	19,562	(61,411)
Other current assets	4,555	6,968
Increase (decrease) in current liabilities, net of effect of business acquisition:
Accounts payable	18,879	(13,639)
Accrued expenses and other current liabilities	98	(17,601)

Cash flows provided by (used in) operating activities	260,681	93,159

INVESTING ACTIVITIES
Additions to property, plant and equipment	(45,040)	(52,363)
Acquisition	(209,964)	—
Other	(5,236)	2,278

Cash flows provided by (used in) investing activities	(260,240)	(50,085)

FINANCING ACTIVITIES
Retirements of debt	(8,727)	(48,907)
Dividends paid	(12,044)	(10,598)
Cash spun off to Financing	—	(33,821)
Purchases of stock under stock repurchase program	(53,543)	(27,963)
Other	5,953	63

Cash flows provided by (used in) financing activities	(68,361)	(121,226)

Cash flows provided by (used in) continuing operations	(67,920)	(78,152)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	(4,735)	21,981
Cash flows provided by (used in) investing activities	2,294	23,006
Cash flows provided by (used in) financing activities	—	(41,385)

Cash flows provided by (used in) discontinued operations	(2,441)	3,602

Net increase (decrease) in cash and cash equivalents	$(70,361)	$(74,550)

Cash and cash equivalents at beginning of period	$165,279	$116,074
Add: Cash and cash equivalents of discontinued operations at beginning of period	1,254	1,598
Net increase (decrease) in cash and cash equivalents	(70,361)	(74,550)
Less: Cash and cash equivalents of discontinued operations at end of period	470	1,092

Cash and cash equivalents at end of period	$95,702	$42,030

SUPPLEMENTAL DISCLOSURES
Investing Activities:
Acquisition of HighMount Exploration & Production Alabama, LLC:
Fair value of assets acquired	$217,607	—
Less: fair value of liabilities assumed	7,643	—

Net cash paid	$209,964	—

Non-cash transactions:
Financing of one-year property insurance policy	$18,947	$12,710

Dividend to spin off Financing	—	$437,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 1—Basis of Presentation

        Walter Energy, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a leading U.S. producer and exporter of premium hard coking coal for the global steel industry (Underground Mining), operates surface mines primarily for the steam coal market (Surface Mining) and produces metallurgical coke (Walter Coke). Underground Mining includes the Company's underground hard coking coal operations from the No. 4 and No. 7 mines and the Company's coal bed methane operations, including the recently acquired HighMount Exploration & Production Alabama, LLC ("HighMount") coal bed methane business. Surface Mining includes the Company's surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. See Note 9 for segment information. In December 2008, the Company announced the closure of its Homebuilding segment and on April 17, 2009, the Company spun off its Financing segment. As a result of the closure and spin-off, amounts previously reported in those segments are presented as discontinued operations for all periods presented. See Note 3.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2—Acquisition

        On May 28, 2010 the Company, through its newly created and wholly owned subsidiary, Walter Natural Gas, LLC, acquired 100% of the issued and outstanding membership interests of HighMount's coal bed methane business for a cash payment of approximately $210.0 million. The fair value of the assets acquired and liabilities assumed totaled $217.6 million and $7.6 million, respectively. The acquisition of HighMount's Alabama coal bed methane operations includes approximately 1,300 existing conventional gas wells, pipeline infrastructure and related equipment located adjacent to the Company's existing underground mining and coal bed methane business in Alabama. Current proven reserves are approximately 190 bcf (billion cubic feet), with annual coal bed methane production of approximately 8.5 bcf expected. The acquisition of this natural gas business, included in the Underground Mining segment, helps ensure that future coal production areas will be properly degasified, thereby improving safety and operating efficiency of the Company's existing underground coking coal production.

        HighMount's financial results have been included in the Company's financial statements since the date of acquisition. The inclusion of this business for the current period did not have a material impact on either the Company's revenues or operating income, and the Company does not expect the results of this business to have a material impact in the foreseeable future. Assets acquired and liabilities assumed were recorded at estimated fair value as of the acquisition date. Fair values were determined using the income, cost and market price valuation methods as deemed appropriate. Final determination of fair value is subject to certain contractual obligations including possible adjustment for working

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 2—Acquisition (Continued)

capital balances and distributions made by the seller prior to closing, and is expected to be finalized during 2010. The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase consideration:
Cash	$209,964
Liabilities assumed	7,643

Total consideration	$217,607

Acquisition related costs (included in Selling, general and
administrative expenses for the three and six month period ended June 30, 2010)	$2,420

Fair value of assets acquired and liabilities assumed:
Receivables	$5,439
Other current assets	340
Property, plant and equipment	210,323
Identifiable intangible asset	1,505

Total assets	217,607

Accounts payable & accrued liabilities	(4,282)
Asset retirement obligations	(3,361)

Total liabilities	(7,643)

Cash consideration	$209,964

Note 3—Discontinued Operations

        The accompanying unaudited condensed consolidated financial statements of the Company include the results of our discontinued businesses, Financing, Homebuilding and Kodiak Mining Co. ("Kodiak"). The Financing business was spun-off in April 2009, and, at that time, was merged with Hanover Capital Mortgage Holdings, Inc. creating Walter Investment Management Corp. ("Walter Investment") which operates as a publicly traded real estate investment trust. Prior to the spin-off, Financing serviced non-conforming instalment notes and loans that were secured by mortgages and liens. The Homebuilding business, which was closed in 2009, was an on-your-lot homebuilder. Kodiak, which was closed in 2008, operated an underground mine located near Birmingham, AL.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 3—Discontinued Operations (Continued)

        The table below presents the significant components of operating results included in the income (loss) from discontinued operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net sales and revenues	$1,951	$17,171	$2,448	$76,992

Income (loss) from discontinued operations before income tax expense (benefit)	$102	$(1,530)	$(1,514)	$2,451
Income tax expense (benefit)	49	(1,265)	(423)	2,463

Income (loss) from discontinued operations	$53	$(265)	$(1,091)	$(12)

        The remaining assets and liabilities of Homebuilding and Kodiak included as discontinued operations in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 are shown below (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$470	$1,254
Receivables, net	231	401
Inventories	1,025	2,125
Property, plant and equipment, net	4,640	5,310
Other assets	823	6,107

Total assets	$7,189	$15,197

Accounts payable	$981	$700
Accrued expenses	3,573	5,341
Other liabilities	750	1,269

Total liabilities	$5,304	$7,310

        In order to facilitate the successful spin-off of Financing, the Company entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries on April 20, 2009. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that the Company could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. The Company believes that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss the Company might suffer in the event of a default by

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 3—Discontinued Operations (Continued)

Walter Investment. Under the terms of the L/C Agreement, Walter Investment agrees to reimburse the Company for all costs incurred in posting the support letter of credit for Walter Investment's bank credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement will terminate on April 20, 2011.

        In addition, the Company also entered into a revolving credit facility and security agreement with Walter Investment in which the Company has committed to make available up to $10.0 million in the event that a major hurricane occurs and causes projected losses to Walter Investment greater than $2.5 million. A condition precedent to a draw under this facility is the granting of a security interest in certain collateral. Under the terms of the revolving credit and security agreement, Walter Investment will pay all fees and repay all loans made under the facility. Any obligations under the revolving credit and security agreement will be due and payable on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

Note 4—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$56,722	$73,582
Raw materials and supplies	23,313	25,696

Total inventories	$80,035	$99,278

Note 5—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,105	$1,039	$753	$762
Interest cost	3,226	3,115	6,502	5,896
Expected return on plan assets	(3,269)	(2,826)	—	—
Amortization of prior service cost (credit)	76	76	(524)	(487)
Amortization of net actuarial loss	2,231	2,338	3,630	1,610

Net periodic benefit cost	$3,369	$3,742	$10,361	$7,781

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 5—Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$2,210	$2,078	$1,507	$1,524
Interest cost	6,452	6,230	13,011	12,266
Expected return on plan assets	(6,538)	(5,652)	—	—
Amortization of prior service cost (credit)	152	152	(1,048)	(975)
Amortization of net actuarial loss	4,461	4,676	7,260	2,610

Net periodic benefit cost	$6,737	$7,484	$20,730	$15,425

        In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act ("HR 3590") and the Health Care Education and Affordability Reconciliation Act ("HR 4972") (collectively, the "Acts"). The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. The extent of the impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, a re-measurement of the Company's postretirement healthcare plan obligations is not required at this time.

Note 6—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in pension and other postretirement benefits obligations. Comprehensive income for the three months ended June 30, 2010 and 2009 was $118.6 million and $12.8 million, respectively. Comprehensive income for the six months ended June 30, 2010 and 2009 was $164.4 million and $86.5 million, respectively.

Note 7—Stockholders' Equity

        On May 14, 2010, the Board of Directors authorized a $45.0 million share repurchase program, which replaced the previously authorized $100.0 million share repurchase program that was approved during 2008 and completed during the second quarter of 2010. Purchases under these programs are based on liquidity and market conditions. During 2010 approximately 737,400 shares were repurchased under the programs at a total cost of approximately $53.5 million. In the first half of 2009, approximately 1,371,750 shares were repurchased for approximately $28.0 million. As of June 30, 2010, $12.0 million was remaining under the program. The Company expects this program to be fulfilled during the third quarter of 2010.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 8—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands, except per share data):

	For the three months ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$116,110	$116,110	$11,336	$11,336

Income (loss) from discontinued operations	$53	$53	$(265)	$(265)

Denominator:
Average number of common shares outstanding	53,363	53,363	52,875	52,875
Effect of dilutive securities:
Stock options and restricted stock units(a)	—	507	—	537

	53,363	53,870	52,875	53,412

Income from continuing operations	$2.18	$2.16	$0.21	$0.21
Income from discontinued operations	—	—	—	—

Net income per share	$2.18	$2.16	$0.21	$0.21

	For the six months ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$158,805	$158,805	$84,186	$84,186

Income (loss) from discontinued operations	$(1,091)	$(1,091)	$(12)	$(12)

Denominator:
Average number of common shares outstanding	53,366	53,366	53,114	53,114
Effect of dilutive securities:
Stock options and restricted stock units(a)	—	583	—	401

	53,366	53,949	53,114	53,515

Income from continuing operations	$2.98	$2.94	$1.58	$1.57
Income from discontinued operations	(0.02)	(0.02)	—	—

Net income per share	$2.96	$2.92	$1.58	$1.57

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended June 30, 2010 and 2009 totaling 32,266 and 235,205, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and restricted stock units

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 8—Net Income Per Share (Continued)

  outstanding for the six months ended June 30, 2010 and 2009 totaling 22,872 and 789,541, respectively, were excluded because their effect would have been anti-dilutive.

Note 9—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended June 30,
	2010	2009
Sales and revenues:
Underground Mining	$354,313	$130,411
Surface Mining	32,357	21,680
Walter Coke	44,983	18,650
Other	588	809
Consolidating eliminations of intersegment activity(a)	(21,619)	(2,430)

Net sales and revenues	$410,622	$169,120

Segment operating income (loss):
Underground Mining	$168,402	$22,637
Surface Mining	3,340	5,338
Walter Coke	13,095	(2,665)
Other	(11,834)	(4,663)
Consolidating eliminations of intersegment activity	(2,770)	782

Operating income	170,233	21,429
Less interest expense, net of interest income	(3,887)	(4,214)

Income from continuing operations before income tax expense	166,346	17,215
Income tax expense	50,236	5,879

Income from continuing operations	$116,110	$11,336

Depreciation:
Underground Mining	$19,988	$14,787
Surface Mining	2,793	2,226
Walter Coke	1,017	1,151
Other	87	104

Total	$23,885	$18,268

(a)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Walter Coke totaling $13.0 million and $1.3 million, between Surface Mining and Walter Coke totaling $2.9 million and $0.8 million, and between Underground Mining and Surface Mining totaling $5.3 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

	For the six months ended June 30,
	2010	2009
Sales and revenues:
Underground Mining	$594,614	$374,610
Surface Mining	63,690	48,298
Walter Coke	96,165	40,557
Other	1,366	1,129
Consolidating eliminations of intersegment activity(a)	(33,164)	(12,337)

Net sales and revenues	$722,671	$452,257

Segment operating income (loss):
Underground Mining	$233,229	$122,490
Surface Mining	10,600	10,853
Walter Coke	20,738	(1,072)
Other	(19,952)	(9,814)
Consolidating eliminations of intersegment activity	(3,075)	488

Operating income	241,540	122,945
Less interest expense, net of interest income	(8,483)	(8,739)

Income from continuing operations before income tax expense	233,057	114,206
Income tax expense	74,252	30,020

Income from continuing operations	$158,805	$84,186

Depreciation:
Underground Mining	$38,480	$28,936
Surface Mining	5,375	4,552
Walter Coke	2,035	2,278
Other	164	236

Total	$46,054	$36,002

(a)
Included in consolidating eliminations are intersegment sales that consisted primarily of sales between Underground Mining and Walter Coke totaling $18.1 million and $9.2 million, between Surface Mining and Walter Coke totaling $4.8 million and $2.2 million, and between Underground Mining and Surface Mining totaling $9.6 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.

Note 10—Commitments and Contingencies

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

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

        In connection with the Bankruptcy Proceedings, the IRS filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a proposed final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010.

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. The Company believes that any financial exposure with respect to those issues that have not been resolved or settled in the Proof of Claim is limited to interest and possible penalties and the amount of tax assessed has been offset by tax reductions in future years. All of the issues in the Proof of Claim, which have not been settled or conceded have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

        The Company believes that those portions of the Proof of Claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The Internal Revenue Service ("IRS") completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company filed a formal protest with the IRS within the prescribed 30-Day time limit for those issues which have not been previously settled or conceded. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim and consequently, should the IRS prevail on its positions, the Company believes its financial exposure is limited to interest and possible penalties.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

        The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated.

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved/finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of an initial plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. The EPA has initiated discussions with Walter Coke regarding sampling results and future action.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA per the findings in the Phase I and Phase II investigations and in conjunction with the Phase III work plan. The Company continues to incur costs related to defining remediation efforts and establishing a plan for remediation. At June 30, 2010, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA to date. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete, the Company is unable to estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

        Debt—The Company's term loan in the amount of $136.8 million and $137.5 million at June 30, 2010 and December 31, 2009, respectively, is carried at cost. The estimated fair value of the Company's term loan was $133.7 million and $134.1 million at June 30, 2010 and December 31, 2009, respectively, based on similar transactions and yields in an active market for similarly rated debt.

        The Company's equipment financing debt was $23.9 million and $26.6 million at June 30, 2010 and December 31, 2009, respectively and is carried at cost. The estimated fair value of this equipment financing debt as of June 30, 2010 and December 31, 2009 is $23.3 million and $26.0 million, respectively, based on comparable equipment financing transactions that similarly rated companies entered into at that date.

        The Company's short term borrowing to finance the premium payments on certain of its property insurance was $18.9 million and $4.3 million at June 30, 2010 and December 31, 2009, respectively, and is carried at cost. The carrying amounts reported on the balance sheet on this short term financing approximate fair value.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

Note 12—Adoption of New Accounting Pronouncements

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, adoption is required for periods beginning after December 31, 2009. Since the Company is subject to this guidance because it extracts hydrocarbons from coalbeds, the Company adopted ASC Topic 932 as of January 1, 2010. The Company uses the successful efforts method which thereby required the Company to change its method of accounting for depreciation of the gas properties in its coal bed methane business from the straight-line method to the unit-of-production method. The increase in depreciation from this change resulted in a decrease in income from continuing operations of approximately $2.6 million, a decrease in net income of $1.8 million and a $0.03 decrease in earnings per diluted share in the second quarter of 2010 and a decrease in income from continuing operations of approximately $5.1 million, a decrease in net income of $3.5 million and a $0.07 decrease in earnings per diluted share during the six months ended June 30, 2010. In addition, the Company expects the full-year effect of applying the change in method will be to increase depreciation expense by approximately $10.0 million in 2010. The Company does not consider the effect of this change to be material to its operating results or financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 9 of "Notes to Condensed Consolidated Financial Statements," which provides our net sales and revenues and operating income by reportable segment. The following discussion addresses our continuing operations, only. See Note 3 of "Notes to Condensed Consolidated Financial Statements," for information regarding our discontinued operations.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the
Three Months Ended June 30, 2010 and 2009

	For the three months ended June 30, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$350,869	$31,476	$44,812	$171	$(21,619)	$405,709
Miscellaneous income	3,444	881	171	417	—	4,913

Net sales and revenues	354,313	32,357	44,983	588	(21,619)	410,622
Cost of sales (exclusive of depreciation)	149,267	24,747	28,763	116	(18,807)	184,086
Depreciation	19,988	2,793	1,017	87	—	23,885
Selling, general & administrative	5,734	1,426	2,273	12,666	(42)	22,057
Postretirement benefits	10,922	51	(165)	(447)	—	10,361

Operating income (loss)	$168,402	$3,340	$13,095	$(11,834)	$(2,770)	170,233

Less: Interest expense, net						3,887
Less: Income tax expense						50,236

Income from continuing operations						$116,110

	For the three months ended June 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$129,371	$21,005	$18,590	$469	$(2,430)	$167,005
Miscellaneous income	1,040	675	60	340	—	2,115

Net sales and revenues	130,411	21,680	18,650	809	(2,430)	169,120
Cost of sales (exclusive of depreciation)	79,097	12,549	16,756	153	(3,212)	105,343
Depreciation	14,787	2,226	1,151	104	—	18,268
Selling, general & administrative	5,840	1,434	3,539	5,486	—	16,299
Postretirement benefits	8,050	133	(131)	(271)	—	7,781

Operating income (loss)	$22,637	$5,338	$(2,665)	$(4,663)	$782	21,429

Less: Interest expense, net						4,214
Less: Income tax expense						5,879

Income from continuing operations						$11,336

	Dollar variance for the three months ended June 30, 2010 versus 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$221,498	$10,471	$26,222	$(298)	$(19,189)	$238,704
Miscellaneous income	2,404	206	111	77	—	2,798

Net sales and revenues	223,902	10,677	26,333	(221)	(19,189)	241,502
Cost of sales (exclusive of depreciation)	70,170	12,198	12,007	(37)	(15,595)	78,743
Depreciation	5,201	567	(134)	(17)	—	5,617
Selling, general & administrative	(106)	(8)	(1,266)	7,180	(42)	5,758
Postretirement benefits	2,872	(82)	(34)	(176)	—	2,580

Operating income (loss)	$145,765	$(1,998)	$15,760	$(7,171)	$(3,552)	148,804

(Increase) decrease in interest expense, net						327
(Increase) decrease in income tax expense						(44,357)

Income from continuing operations						$104,774

Overview

        Our income from continuing operations for the three months ended June 30, 2010 was $116.1 million, or $2.16 per diluted share, which compares to $11.3 million, or $0.21 per diluted share, for the three months ended June 30, 2009. In the three months ended June 30, 2010, net sales and revenues increased $241.5 million and operating income increased $148.8 million versus the same period in 2009. Revenue and operating income improvements in the second quarter were primarily due to higher coking coal pricing and volumes.

Outlook and Strategic Initiatives

        Overall, we expect third quarter results to exceed the second quarter results based on the factors indicated below for each of our operating segments.

  Underground Mining

  •
  Approximately 1.8 million tons of coking coal were sold in the second quarter of 2010 at an average price of $193.52 per short ton.

  •
  We have priced and committed the following coking coal contracts totaling 2.4 million tons for the remainder of 2010:

Coking Coal Sales Committed and Priced Estimated Delivery Schedule (short tons, in millions)	Q3 2010 E	Q4 2010 E
2008-2009 Carryover Tons ($286(1))	0.2	0.2
2009-2010 Contract Tons ($117(1))	0.1	—
2010 Contract Tons ($215(1))	1.4	0.5

Total	1.7	0.7

(1)
Prices are approximate, per short ton FOB Port.

  •
  Our sales volume expectation for the third quarter ranges from 1.8 million to 2.0 million tons and our forecasted third quarter operating income per ton ranges from $110.00 to $115.00. Third quarter ranges reflect strong pricing and lower expected production costs.

  •
  For the full year, we have modified our sales volume guidance from 8.0 million tons to a range of 7.7 million to 7.9 million tons. Continuous miner shortfalls in the second quarter resulted in approximately 100,000 tons of reduced production. Slower advance rates on units developing the replacement longwall in Mine No. 7 East are expected to delay the longwall move, resulting in a 100,000 ton reduction in expected fourth quarter production.

  •
  Coking coal production totaled 1.7 million tons in the second quarter of 2010, as compared to 1.3 million tons during the second quarter of 2009. Production costs averaged $59.82 per ton for the quarter ended June 30, 2010 as compared to $69.38 for the second quarter of 2009, a decrease of $9.56 primarily as a result of higher production volumes. Production volumes are expected to total 1.9 million to 2.1 million tons in the third quarter of 2010 and production costs are expected to decrease to approximately $50.00 to $55.00 per ton in the third quarter of 2010 due to the increased volumes.

  •
  We continue to work on a plan to acquire and develop approximately 170.0 million tons of Blue Creek Coal reserves to the northwest of our existing mines, which would more than double our coking coal reserve base. These additional reserves include the 52.0 million tons of Chevron Mining, Inc. coal discussed below as well as a coal lease for 22.0 million tons signed with an unrelated third party in July 2010.

  •
  In April 2010, we signed a non-binding letter of intent to lease mineral rights associated with 52.0 million tons of Blue Creek Coal reserves and to acquire the North River steam coal mine from Chevron Mining, Inc., a subsidiary of Chevron Corporation. The Blue Creek reserves are high-quality, high-vol coking coal and, if the transaction is consummated, allows us to blend this coal with coal from our No. 7 Mine to make a hard coking coal product similar to that from our No. 4 Mine. The non-binding letter of intent also included the acquisition of the existing North River steam coal mine in Fayette County and Tuscaloosa County, AL, which has approximately 11.0 million tons of reserves remaining with expected annual production of 2.5 million to 3.0 million tons—all of which is under contract. Due diligence of this transaction continues into the third quarter of 2010.

  •
  On May 28, 2010, we acquired HighMount Exploration & Production Alabama, LLC ("HighMount") for a cash payment of approximately $210.0 million. The acquisition of HighMount's Alabama coal bed methane operations includes approximately 1,300 existing conventional gas wells, pipeline infrastructure and related equipment located adjacent to our existing underground mining and coal bed methane business in Alabama. Current proven reserves are approximately 190 bcf (billion cubic feet), with annual coal bed methane production of approximately 8.5 bcf expected. The acquired business is expected to be a stable generator of earnings and cash flow. More importantly, the acquisition of HighMount's gas operations helps ensure that future coal production areas will be properly degasified, thereby improving safety and operating efficiency our existing underground coking coal production.

  •
  The coal bed methane business sold 2.3 billion cubic feet of natural gas at an average hedged price of $4.45 per thousand cubic feet in the second quarter of 2010 versus 1.6 billion cubic feet at an average hedged price of $3.45 per thousand cubic feet in the second quarter of 2009. Results for the quarter include one month's production and sales from the recently acquired HighMount natural gas operation.

  •
  We will continue to evaluate expansion opportunities, potential acquisitions and further investments in coal and natural gas.

  Surface Mining

  •
  During the second quarter of 2010, the surface mining operations produced 369,000 tons of steam and industrial coal and sold 387,000 tons, as compared to 374,000 tons produced and 277,000 tons sold during the second quarter of 2009. Increased sales volume primarily resulted from increased demand.

  •
  Operating income in the second quarter of 2010 was $3.3 million, compared to $5.3 million in the second quarter of 2009. The decrease in operating income was primarily attributable to $3.8 million in repair work on the dragline at Taft's Choctaw mine which was completed during the second quarter of 2010.

  •
  In the third quarter of 2010, we expect to sell between 398,000 and 409,000 tons resulting in operating income of between $16.00 to $20.00 per ton.

  •
  Third quarter coal sales and margins are expected to be higher due to incremental volumes from the Reid School metallurgical coal mine which opened during the second quarter of 2010. This mine is expected to produce approximately 120,000 tons of high-vol coking coal in the second half of 2010.

  Walter Coke

  •
  Walter Coke sold 96,092 tons of metallurgical coke during the second quarter of 2010 and reported net sales and revenues of $45.0 million and operating income of $13.1 million versus net sales and revenues of $18.7 million and an operating loss of a $2.7 million in the prior year. Revenues and operating income improved primarily on strong metallurgical coke pricing and sales volumes over the prior-year period.

  •
  Third quarter 2010 metallurgical coke sales are expected to be between 95,000 to 97,000 tons. Lower coke pricing as well as higher coal input and other costs are expected to result in a reduced forecasted operating income per ton of $65.00 to $85.00 in the third quarter of 2010.

Summary of Second Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended June 30, 2010 were $410.6 million, an increase of $241.5 million from $169.1 million in the same period in 2009. The increase in revenues was primarily due to higher average selling prices and higher volumes for coking coal from our Underground Mining segment. Additionally, our Walter Coke and Surface Mining segments experienced increased revenues based on higher volumes and higher average selling prices for their products.

        Cost of sales, exclusive of depreciation, increased $78.7 million to $184.1 million, a 74.7% increase from $105.3 million in the second quarter of 2009 and is primarily the result of increased volumes in all of our operating segments as well as increased royalty and inventory costs in our Underground Mining segment. Cost of sales represented 45.4% of net sales for the three months ended June 30, 2010 versus 63.1% of net sales for the same period in 2009. This reduction of cost of sales as a percentage of sales is primarily the result of increased selling prices.

        Depreciation expense for the three months ended June 30, 2010 was $23.9 million, an increase of $5.6 million compared to the same period in 2009. The increase was primarily due to higher depreciation at our Underground Mining segment resulting from a change to the unit-of-production method of depreciation on gas properties.

        Selling, general & administrative expenses increased $5.8 million to $22.1 million for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009. This increase is primarily attributable to acquisition and integration costs associated with the purchase of HighMount, costs associated with the relocation of our corporate headquarters and increases in salary related expenses.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources, Blue Creek Coal Sales and Walter Natural Gas, reported revenues of $354.3 million in the second quarter of 2010, an increase of $223.9 million from the same period last year. The increase in revenues was primarily due to both higher average selling prices and higher volumes for coking coal sold during the second quarter of 2010 as compared to the same period in 2009 as shown in the table below:

	Three months ended June 30,
	2010	2009
Average coal selling price(1) (per short ton)	$193.52	$113.63
Tons of coal sold(1) (in thousands)	1,766	1,090
Average hedged natural gas selling price (per mcf)	$4.45	$3.45
Billion cubic feet of natural gas sold	2.3	1.6
Number of natural gas wells(2)	1,726	424

(1)
Includes sales of both coking coal and purchased steam coal.

(2)
Includes 1,351 wells associated with the acquisition of HighMount.

        Underground Mining reported operating income of $168.4 million in the second quarter of 2010, compared to $22.6 million in the same period in 2009. The $145.8 million increase in operating income was primarily due to increased revenues as discussed above offset in part by higher cost of sales due to higher sales volumes, royalties and inventory costs and an increase in depreciation expense primarily as a result of implementing the unit-of-production method of accounting for depreciation of the gas properties in its coal bed methane business during 2010.

  Surface Mining

        Surface Mining, which includes the operations of TRI, Taft and Walter Minerals, reported revenues of $32.4 million in the second quarter of 2010, an increase of $10.7 million from the same period last year. The increase in revenues was primarily attributable to higher volumes of coal sold during the second quarter of 2010 as compared to the same period in 2009 due to coal blending opportunities and inventory availability. Production in the second quarter of 2010 was essentially even with the prior year period. Statistics for Surface Mining are presented in the following table:

	Three months ended June 30,
	2010	2009
Average coal selling price (per short ton)	$80.02	$73.60
Tons of coal sold (in thousands)	387	277

        Surface Mining reported operating income of $3.3 million in the second quarter of 2010, compared to $5.3 million in the same period in 2009. The decrease in operating income was primarily attributable to $3.8 million in repair work on the dragline at Taft's Choctaw mine which was completed during the quarter.

  Walter Coke

        Walter Coke's net sales and revenues were $45.0 million for the three months ended June 30, 2010, an increase of $26.3 million compared to the same period in 2009 reflecting increased customer demand in the domestic steel market resulting in both increased volumes and average selling prices. Statistics for Walter Coke are presented in the following table:

	Three months ended June 30,
	2010	2009
Metallurgical coke average selling price per ton	$415.90	$369.07
Metallurgical coke tons sold	96,092	28,247

        Walter Coke's operating income was $13.1 million for the three months ended June 30, 2010 compared to an operating loss of $2.7 million in the same period in 2009, an increase of $15.8 million. This increase in operating income was primarily the result of higher margins achieved on higher sales volumes.

Summary Operating Results of Continuing Operations for the
Six Months Ended June 30, 2010 and 2009

	For the six months ended June 30, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$589,101	$61,884	$95,677	$321	$(33,164)	$713,819
Miscellaneous income	5,513	1,806	488	1,045	—	8,852

Net sales and revenues	594,614	63,690	96,165	1,366	(33,164)	722,671
Cost of sales (exclusive of depreciation)	289,270	44,813	69,523	(3)	(30,006)	373,597
Depreciation	38,480	5,375	2,035	164	—	46,054
Selling, general & administrative	11,791	2,801	4,200	22,041	(83)	40,750
Postretirement benefits	21,844	101	(331)	(884)	—	20,730

Operating income (loss)	$233,229	$10,600	$20,738	$(19,952)	$(3,075)	241,540

Less: Interest expense, net						8,483
Less: Income tax expense						74,252

Income from continuing operations						$158,805

	For the six months ended June 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$371,249	$45,423	$40,327	$509	$(12,337)	$445,171
Miscellaneous income	3,361	2,875	230	620	—	7,086

Net sales and revenues	374,610	48,298	40,557	1,129	(12,337)	452,257
Cost of sales (exclusive of depreciation)	194,872	29,847	33,749	166	(12,825)	245,809
Depreciation	28,936	4,552	2,278	236	—	36,002
Selling, general & administrative	12,212	2,920	5,865	11,079	—	32,076
Postretirement benefits	16,100	126	(263)	(538)	—	15,425

Operating income (loss)	$122,490	$10,853	$(1,072)	$(9,814)	$488	122,945

Less: Interest expense, net						8,739
Less: Income tax expense						30,020

Income from continuing operations						$84,186

	Dollar variance for the six months ended June 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$217,852	$16,461	$55,350	$(188)	$(20,827)	$268,648
Miscellaneous income	2,152	(1,069)	258	425	—	1,766

Net sales and revenues	220,004	15,392	55,608	237	(20,827)	270,414
Cost of sales (exclusive of depreciation)	94,398	14,966	35,774	(169)	(17,181)	127,788
Depreciation	9,544	823	(243)	(72)	—	10,052
Selling, general & administrative	(421)	(119)	(1,665)	10,962	(83)	8,674
Postretirement benefits	5,744	(25)	(68)	(346)	—	5,305

Operating income (loss)	$110,739	$(253)	$21,810	$(10,138)	$(3,563)	118,595

(Increase) decrease in interest expense, net						256
(Increase) decrease in income tax expense						(44,232)

Income from continuing operations						$74,619

Summary of Year to Date Consolidated Results of Continuing Operations

        Net sales and revenues for the six months ended June 30, 2010 were $722.7 million. Revenues increased by $270.4 million, or 59.8%, from $452.3 million in the same period in 2009. The increase in revenues was primarily due to higher volumes and higher average selling prices for coking coal and metallurgical coke from our Underground Mining and Walter Coke segments, respectively, as well as increased volumes and higher average selling prices for steam and industrial coal from our Surface Mining segment.

        Cost of sales, exclusive of depreciation, increased $127.8 million to $373.6 million for the six months ended June 30, 2010 primarily as a result of increased volumes in all of our operating segments as well as increased royalty costs in our Underground Mining segment. Cost of sales represented 52.3%

of net sales in the June year-to-date 2010 period versus 55.2% of net sales in the same period of 2009. This reduction of cost of sales as a percentage of sales is primarily the result of increased selling prices.

        Depreciation expense for the six months ended June 30, 2010 was $46.1 million, an increase of $10.1 million compared to the same period in 2009. The increase was primarily due to higher depreciation in our Underground Mining segment resulting from a change to the unit-of-production method of depreciation on gas properties, as well as increased depreciation from capital expenditures to develop our Mine No. 7 East longwall operation.

        Selling, general & administrative expenses increased $8.7 million to $40.8 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase is primarily attributable to acquisition and integration costs associated with the purchase of HighMount, costs associated with the relocation of our corporate headquarters and increases in salary related expenses.

        The effective tax rates for the six months ended June 30, 2010 and 2009 were 31.9% and 26.3%, respectively. Income tax expense for the six months ended June 30, 2010 includes a one-time tax charge of $20.7 million related to the elimination of the favorable tax treatment of Medicare Part D subsidies due to the passage of the Health Care Reform Act in March 2010 as well as a one-time tax benefit of $17.4 million related to unconventional fuel source credits for our Walter Coke segment for the years 2006 through 2009. These items are not expected to recur. Additionally, the impact of percentage depletion resulted in a significantly larger favorable impact on the full year tax rate in 2009 compared to the projected 2010 tax rate.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining reported revenues of $594.6 million for the six months ended June 30, 2010, an increase of $220.0 million from the same period in 2009. The increase in revenues was primarily due to higher average selling prices and higher volumes of coking coal sales during the six months ended June 30, 2010, as compared to the same period in 2009 as shown in the table below.

	Six months ended June 30,
	2010	2009
Average coal selling price(1) (per short ton)	$159.82	$125.72
Tons of coal sold(1) (in thousands)	3,581	2,843
Average hedged natural gas selling price (per mcf)	$4.86	$4.79
Billion cubic feet of natural gas sold	3.7	3.3
Number of natural gas wells(2)	1,726	424

(1)
Includes sales of both coking coal and purchased steam coal.

(2)
Includes 1,351 wells associated with the acquisition of HighMount.

        Underground Mining reported operating income of $233.2 million for the six month period ended June 30, 2010, compared to $122.5 million in the same period in 2009. The $110.7 million increase in operating income was primarily due to the increase in revenue as noted above, partially offset by higher cost of sales and depreciation. Cost of sales, exclusive of depreciation, increased as a result of higher sales volumes and increased royalty costs. Depreciation increased as a result of implementing the unit-of-production method of accounting for depreciation of the gas properties in its coal bed methane business during 2010 as well as depreciating costs related to the No. 7 East mine.

  Surface Mining

        Surface Mining reported revenues of $63.7 million for the six month period ended June 30, 2010, an increase of $15.4 million from the same period last year. The increase was primarily attributable to a 25.7% increase in volume of coal sold, as well as a $7.56, or 10.5% increase in the average coal selling price during the six months ended June 30, 2010 as compared to the same period in 2009.

	Six months ended June 30,
	2010	2009
Average coal selling price (per short ton)	$79.46	$71.90
Tons of coal sold (in thousands)	762	606

        Surface Mining reported operating income of $10.6 million for the six month period ended June 30, 2010, compared to $10.9 million in the same period in 2009. The decrease in operating income was primarily attributable to $3.8 million in repair work on the dragline at Taft's Choctaw mine completed during the second quarter of 2010, the effect of which was almost completely offset by favorable sales volume and pricing effects.

  Walter Coke

        Walter Coke's net sales and revenues were $96.2 million for the six months ended June 30, 2010, an increase of $55.6 million as compared to the same period in 2009 reflecting increased customer demand in the domestic steel market. The increase in demand resulted in a more than tripling in metallurgical coke sales volumes during the six months ended June 30, 2010 as compared to the same period in 2009 as shown below:

	Six months ended June 30,
	2010	2009
Metallurgical coke average selling price per ton	$363.54	$331.65
Metallurgical coke tons sold	235,173	73,447

        Walter Coke's operating income was $20.7 million for the six months ended June 30, 2010 as compared to an operating loss of $1.1 million in the same period in 2009, an increase of $21.8 million. This increased operating income was due to increased sales volumes and pricing.

FINANCIAL CONDITION

        Cash and cash equivalents decreased by $69.6 million from $165.3 million at December 31, 2009 to $95.7 million at June 30, 2010 reflecting $260.7 million in cash flows provided by operating activities, $260.2 million of cash flows used in investing activities and $68.4 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $141.6 million at June 30, 2010, an increase of $71.1 million from December 31, 2009 primarily attributable to $68.6 million in higher trade receivables at Underground

Mining due to higher revenues in the second quarter of 2010 as compared to the fourth quarter of 2009.

        Inventories were $80.0 million at June 30, 2010, a decrease of $19.2 million from December 31, 2009 primarily due to decreases in inventory at both Walter Coke and Underground Mining resulting from significantly higher demand for metallurgical coke and coking coal during 2010.

        Short term deferred income tax assets were $55.0 million at June 30, 2010, a decrease of $55.6 million from December 31, 2009 primarily due to the utilization of net operating loss carryforwards, partially offset by an increase due to the recognition of unconventional fuel source credits for our Walter Coke segment in the first quarter of 2010.

        Prepaid expenses increased by $14.5 million at June 30, 2010 as compared to December 31, 2009 primarily due to the annual renewal of property insurance at our Underground Mining segment during the second quarter of 2010.

        Net property, plant and equipment was $731.5 million at June 30, 2010, an increase of $208.6 million from December 31, 2009, primarily due to the acquisition of HighMount during the second quarter of 2010. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of the assets acquired in the HighMount acquisition.

        Long term deferred income tax assets were $164.7 million at June 30, 2010, a decrease of $13.6 million from December 31, 2009 primarily due to the first quarter write-off of the deferred tax associated with Medicare Part D subsidies as a result of the enactment of the Health Care Reform Act in March of 2010.

        Other long term assets increased $14.7 million at June 30, 2010 as compared to December 31, 2009 primarily due to an increase in taxes receivable resulting from the recognition of unconventional fuel source credits from our Walter Coke segment for the 2006-2007 tax years as well as an increase in restricted cash set aside to collateralize various bonds.

        Accounts payable were $66.0 million at June 30, 2010, an increase of $21.8 million from December 31, 2009 primarily due to timing differences in the payment of outstanding payables at quarter end.

        Current debt was $27.8 million at June 30, 2010, an increase of $14.4 million as compared to December 31, 2009 primarily due to the financing of the annual property insurance premiums at our Underground Mining segment during the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term funding is the bank term loan. As of June 30, 2010, total debt increased $10.2 million as compared to December 31, 2009. See discussion below.

        Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials, interest rates and the general economy. Although we have experienced improvement in the market for our products, renewed deterioration of economic conditions could adversely impact our operating cash flows. Additionally, although financial market conditions have improved, there remains volatility and uncertainty, less availability of credit, potential counterparty defaults, sovereign credit concerns and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

2005 Walter Credit Agreement, as Amended

        The 2005 Walter Credit Agreement ("Credit Agreement"), as amended, is a $438.2 million credit agreement that includes (1) an amortizing term loan facility with an aggregate principal amount of $138.2 million and (2) a $300.0 million revolving credit facility ("Revolver") that, subject to certain conditions, can be increased to $425.0 million. The term loan facility bears interest at LIBOR plus as much as 300 basis points and requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due. The Revolver, which provides for loans and letters of credit, bears interest at LIBOR plus as much as 400 basis points and matures on July 2, 2012. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. Our obligations under the Credit Agreement are secured by substantially all of our and our guarantors' real, personal and intellectual property, and our ownership interest in the guarantors. Under the Credit Agreement, we are allowed to pay dividends and repurchase our own capital stock up to a maximum of the sum of $25.0 million plus 50% of consolidated net income from the immediately preceding fiscal year, provided that after such dividend and/or stock purchase, the remaining amount available to be drawn under the Revolver is at least $50.0 million.

        As of June 30, 2010, borrowings under the Credit Agreement consisted of a term loan balance of $136.8 million with a weighted average interest rate of 2.61% and, under the Revolver, we had no borrowings outstanding, $60.2 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed below, and $239.8 million of availability for future borrowings.

Other Debt

        In October 2008, we entered into a $32.3 million equipment financing arrangement for certain mining equipment. This facility requires monthly payments using a predetermined amortization schedule, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At June 30, 2010, there was $23.9 million outstanding at a stated interest rate of 4.0%. In addition, in 2008, we entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit fixed interest rate of 9.78%. At June 30, 2010 there was a balance remaining of $7.1 million.

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

Statement of Cash Flows

        Cash balances of continuing operations were $95.7 million and $165.3 million at June 30, 2010 and December 31, 2009, respectively. The decrease in cash in the six months ended June 30, 2010 was primarily attributable to the use of $210.0 million to acquire HighMount during the second quarter of 2010 (see Note 2 of "Notes to Condensed Consolidated Financial Statements"), stock repurchases of $53.5 million, capital expenditures of $45.0 million, retirements of debt of $8.7 million, and cash dividend payments of $12.0 million. These uses of cash were partially offset by cash provided by operating activities of $260.7 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities	$260,681	$93,159
Cash flows provided by (used in) investing activities	(260,240)	(50,085)
Cash flows provided by (used in) financing activities	(68,361)	(121,226)

Cash flows provided by (used in) continuing operations	(67,920)	(78,152)
Cash flows provided by (used in) discontinued operations	(2,441)	3,602

Net decrease in cash and cash equivalents	$(70,361)	$(74,550)

        Net cash provided by operating activities of continuing operations was $260.7 million for the six months ended June 30, 2010 as compared to $93.2 million for the same period in 2009. The increase of $167.5 million is primarily attributable to an increase in income from continuing operations, after adjusting for non-cash items such as depreciation and the non-cash tax provision, totaling $142.6 million. Additionally, the favorable effect from changes in current assets and current liabilities totaling $24.9 million contributed to cash provided by continuing operations

        Cash flows used in investing activities of continuing operations for the six months ended June 30, 2010 were $260.2 million compared to $50.1 million for the same period in 2009. The increase in cash flows used in investing activities totaling $210.2 million was almost entirely due to the $210.0 million use of cash to acquire HighMount during the second quarter of 2010.

        Cash flows used in financing activities of continuing operations for the six months ended June 30, 2010 were $68.4 million compared to cash flows used in financing activities of $121.2 million in the same period in 2009. The $52.9 million decrease of cash used in financing activities is primarily the result of $33.8 million of cash spun off to Financing in 2009 in conjunction with our April 2009 spin off of the Financing segment and a decrease in retirements of debt totaling $40.2 million. These decreases were partially offset by a $25.6 million increase in stock repurchases under the stock repurchase program.

Adoption of New Accounting Pronouncements and Recently Enacted Legislation

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, adoption is required for periods beginning after December 31, 2009. Since we became subject to this guidance because we extract hydrocarbons from coalbeds, we adopted ASC Topic 932 as of January 1, 2010. The Company uses the successful efforts method which thereby required us to change our method of accounting for depreciation of our gas properties in our coal bed methane business from the straight-line method to the unit-of-production method. The increase in depreciation expense from this change resulted in a decrease in our income from continuing operations of approximately $2.6 million, a decrease in net income of $1.8 million and a $0.03 decrease in earnings per diluted share in the second quarter of 2010, and a decrease in our income from continuing operations of approximately $5.1 million, a decrease in net income of $3.5 million and a $0.07 decrease in earnings per diluted share during the six months ended June, 30 2010. In addition, we expect the full-year effect of applying the method change will be to increase depreciation expense by approximately $10.0 million in 2010. We do not consider the effect of this change to be material to our operating results or financial condition.

        On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The new law includes two provisions directly focused on the mining industry that will require new disclosures by the Company. Section 1503 of the law requires that mining companies provide a greater level of detail on health and safety violations on a separate mine basis. Disclosure must include the number of health or safety standard violations, any compliance failures, imminent danger orders, mining-related fatalities as well as the amount of proposed assessments from the Mine Safety and Health Administration ("MSHA"). Disclosure must include listing mines that receive written notice from the MSHA of a pattern, or potential pattern, of violations of mandatory health or safety standards, along with any pending legal action before the Federal Mine Safety and Health Review Commission. Disclosures are required in Forms 10-Q and 10-K for all violations occurring within the time period covered by such reports. Section 1503 is effective 30 days after the July 21st date of enactment. As a result, beginning with the Company's third quarter 2010 Form 10-Q, the Company will provide all required disclosures. Additionally, beginning 30 days from the July 21, 2010 date of enactment of the law, mining companies who are operators must file a current report with the SEC on Form 8-K disclosing receipt of an imminent danger order or of written notice from the MSHA of a pattern, or potential pattern, of violations of mandatory health or safety standards that are of such a nature that they could have significantly and substantially contributed to the cause and effect of mine health or safety hazards. The Company will begin reporting receipt of any such notifications from the MSHA on Form 8-K beginning with the effective date of the new law. Section 1504 of the law requires SEC registrants to include information in their annual SEC filings on all payments made to US and foreign governments for the purpose of commercial development of oil, natural gas or minerals. The information must include the type and amount of payments (including taxes, royalties, licenses, fees, production entitlements, bonuses and other material benefits) and must be reported by project and by country. The SEC has 270 days from the date of enactment to issue final rules regarding this new requirement. The Company will begin reporting this information annually in its Form 10-K when required (currently expected to be first required in the Company's 2012 Form 10-K) after the SEC issues its final rules.

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

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our interim Chief Executive Officer (principal executive officer) and our interim Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

        There has been no significant change in our internal control over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Our management has concluded that it will exclude HighMount's systems and processes from the scope of Walter Energy's assessment of internal control over financial reporting as of December 31, 2010 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (revised on October 6, 2004). We are excluding HighMount from the scope because we will not have completed our assessment of HighMount's systems and processes by that date.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        On May 14, 2010, our Board of Directors authorized a $45.0 million share repurchase program, which replaced the previously authorized $100.0 million share repurchase program which was approved during 2008 and completed during the second quarter of 2010. During 2010 approximately 737,400 shares were repurchased under the programs at a total cost of approximately $53.5 million. See the following table for a detail of equity security purchases during the first six months of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2010 - January 31, 2010	47,407		$67.24	47,407	$17.4
February 1, 2010 - February 28, 2010	44,823	(2)	$67.33	22,272	$15.9
March 1, 2010 - March 31, 2010	311	(3)	$87.92	—	$15.9
April 1, 2010 - April 30, 2010	466	(4)	$93.88	—	$15.9
May 1, 2010 - May 31, 2010	517,476		$73.36	517,476	$22.9
June 1, 2010 - June 30, 2010	150,234		$72.36	150,234	$12.1

	760,717			737,389

(1)
In May 2010, the Board of Directors approved a $45.0 million share repurchase program, which replaces the $100.0 million share repurchase program approved during 2008 that was fully expended during the second quarter of 2010.

(2)
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

(4)
In April 2010, the Company acquired 466 shares from employees at an average price of $93.88 per share to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—interim Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—interim Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—interim Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—interim Chief Financial Officer
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ JOSEPH B. LEONARD interim Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2010
/s/ LISA A. HONNOLD interim Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2010

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Six Months Ended June 30, 2010 and 2009
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES