Form 10-Q
period 2010-09-30
Walter Energy, Inc.
filed 2010-11-05
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

         Number of shares of common stock outstanding as of October 29, 2010: 52,894,064

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$218,419	$165,279
Receivables, net	170,648	70,500
Inventories	87,017	99,278
Deferred income taxes	42,787	110,576
Prepaid expenses	28,795	22,702
Other current assets	4,627	4,363
Current assets of discontinued operations	6,105	15,197

Total current assets	558,398	487,895
Property, plant and equipment, net of accumulated depreciation of $441,498 and $386,456, respectively	739,963	522,931
Deferred income taxes	163,390	178,338
Other long-term assets	83,878	70,192

	$1,545,629	$1,259,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$61,941	$44,211
Accrued expenses	56,176	39,034
Current debt	18,956	13,351
Accumulated postretirement benefits obligation	23,648	23,563
Other current liabilities	17,611	18,513
Current liabilities of discontinued operations	4,761	7,310

Total current liabilities	183,093	145,982
Long-term debt	156,778	163,147
Accumulated postretirement benefits obligation	434,277	429,096
Other long-term liabilities	260,059	261,736

Total liabilities	1,034,207	999,961

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares
Issued—52,883,209 and 53,256,904 shares, respectively	529	533
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	341,473	374,522
Retained earnings	326,127	50,852
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(157,175)	(167,037)
Unrealized gain on hedges, net of tax	468	525

Total stockholders' equity	511,422	259,395

	$1,545,629	$1,259,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2010	2009
Net sales and revenues:
Net sales	$460,163	$276,331
Miscellaneous income	4,099	1,974

	464,262	278,305

Costs and expenses:
Cost of sales (exclusive of depreciation)	200,498	190,678
Depreciation	25,905	18,214
Selling, general and administrative	19,703	19,350
Postretirement benefits	10,369	7,712

	256,475	235,954

Operating income	207,787	42,351
Interest expense	(4,179)	(4,780)
Interest income	175	152

Income from continuing operations before income tax expense	203,783	37,723
Income tax expense	66,811	13,355

Income from continuing operations	136,972	24,368
Loss from discontinued operations	(757)	(560)

Net income	$136,215	$23,808

Basic income per share:
Income from continuing operations	$2.59	$0.46
Loss from discontinued operations	(0.02)	(0.01)

Net income	$2.57	$0.45

Diluted income per share:
Income from continuing operations	$2.57	$0.45
Loss from discontinued operations	(0.02)	(0.01)

Net income	$2.55	$0.44

Dividends declared per share	$0.125	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the nine months ended September 30,
	2010	2009
Net sales and revenues:
Net sales	$1,173,982	$721,502
Miscellaneous income	12,951	9,060

	1,186,933	730,562

Costs and expenses:
Cost of sales (exclusive of depreciation)	574,095	436,487
Depreciation	71,959	54,216
Selling, general and administrative	60,453	51,426
Postretirement benefits	31,099	23,137

	737,606	565,266

Operating income	449,327	165,296
Interest expense	(13,120)	(13,995)
Interest income	633	628

Income from continuing operations before income tax expense	436,840	151,929
Income tax expense	141,063	43,375

Income from continuing operations	295,777	108,554
Loss from discontinued operations	(1,848)	(572)

Net income	$293,929	$107,982

Basic income per share:
Income from continuing operations	$5.56	$2.05
Loss from discontinued operations	(0.04)	(0.01)

Net income	$5.52	$2.04

Diluted income per share:
Income from continuing operations	$5.50	$2.02
Loss from discontinued operations	(0.03)	(0.01)

Net income	$5.47	$2.01

Dividends declared per share	$0.35	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$259,395	$533	$374,522		$50,852	$(166,512)
Comprehensive income:
Net income	293,929			$293,929	293,929
Other comprehensive income, net of tax:
Change in pension and other postretirement benefit plans	9,862			9,862		9,862
Change in unrealized gain on hedges	(57)			(57)		(57)

Comprehensive income				$303,734

Purchases of stock under stock repurchase program	(65,438)	(9)	(65,429)
Dividends paid, $0.35 per share	(18,654)				(18,654)
Stock issued upon the exercise of stock options	10,273	6	10,267
Stock-based compensation	2,342		2,342
Tax benefit from stock-based compensation arrangements	22,784		22,784
Other	(3,014)	(1)	(3,013)

Balance at September 30, 2010	$511,422	$529	$341,473		$326,127	$(156,707)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the nine months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$293,929	$107,982
Loss from discontinued operations	1,848	572

Income from continuing operations	295,777	108,554
Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation	71,959	54,216
Decrease in deferred income taxes	85,703	12,906
Other	(12,553)	8,171
Decrease (increase) in current assets, net of effect of business acquisition:
Receivables	(91,783)	18,126
Inventories	12,580	(30,213)
Other current assets	12,839	11,267
Increase (decrease) in current liabilities, net of effect of business acquisition:
Accounts payable	14,966	(12,126)
Accrued expenses and other current liabilities	33,584	(6,131)

Cash flows provided by (used in) operating activities	423,072	164,770

INVESTING ACTIVITIES
Additions to property, plant and equipment	(80,230)	(67,312)
Acquisition	(209,964)	—
Other	(4,105)	3,667

Cash flows provided by (used in) investing activities	(294,299)	(63,645)

FINANCING ACTIVITIES
Retirements of debt	(19,711)	(55,260)
Dividends paid	(18,654)	(15,887)
Cash spun off to Financing	—	(33,821)
Purchases of stock under stock repurchase program	(65,438)	(27,963)
Other	30,043	(5,262)

Cash flows provided by (used in) financing activities	(73,760)	(138,193)

Cash flows provided by (used in) continuing operations	55,013	(37,068)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	(6,146)	24,133
Cash flows provided by (used in) investing activities	3,453	25,732
Cash flows provided by (used in) financing activities	—	(41,385)

Cash flows provided by (used in) discontinued operations	(2,693)	8,480

Net increase (decrease) in cash and cash equivalents	$52,320	$(28,588)

Cash and cash equivalents at beginning of period	$165,279	$116,074
Add: Cash and cash equivalents of discontinued operations at beginning of period	1,254	1,598
Net increase (decrease) in cash and cash equivalents	52,320	(28,588)
Less: Cash and cash equivalents of discontinued operations at end of period	434	1,269

Cash and cash equivalents at end of period	$218,419	$87,815

SUPPLEMENTAL DISCLOSURES
Investing Activities:
Acquisition of HighMount Exploration & Production Alabama, LLC:
Fair value of assets acquired	$217,607	—
Less: fair value of liabilities assumed	7,643	—

Net cash paid	$209,964	—

Non-cash transactions:
Financing of one-year property insurance policy	$18,947	$8,515

Dividend to spin off Financing	—	$437,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of the Walter Energy, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

        In December 2008, the Company announced the closure of its Homebuilding segment and Kodiak Mining Company, LLC ("Kodiak") and on April 17, 2009 the Company spun-off its Financing segment. As a result of the closures and spin-off, amounts previously reported in those elements of the business are presented as discontinued operations for all periods presented. See Note 3 for further information.

Note 2—Acquisition

        On May 28, 2010 a wholly owned subsidiary of the Company acquired 100% of the issued and outstanding membership interests of HighMount Exploration & Production Alabama, LLC's ("HighMount") coal bed methane business for a cash payment of approximately $210.0 million. The fair value of the assets acquired and liabilities assumed totaled $217.6 million and $7.6 million, respectively. The acquisition of HighMount's Alabama coal bed methane operations includes approximately 1,300 existing conventional gas wells, pipeline infrastructure and related equipment located adjacent to the Company's existing underground mining and coal bed methane business in Alabama. Current proven reserves are approximately 190 bcf (billion cubic feet), with annual coal bed methane production of approximately 8.5 bcf expected. The acquisition of this natural gas business, included in the Underground Mining segment, helps ensure that future coal production areas will be properly degasified, thereby improving safety and operating efficiency of the Company's existing underground coking coal production.

        HighMount's financial results have been included in the Company's financial statements since the date of acquisition. The inclusion of this business for the current period did not have a material impact on either the Company's revenues or operating income and the Company does not expect the results of this business to have a material impact in the foreseeable future. Assets acquired and liabilities assumed were recorded at estimated fair value as of the acquisition date. Fair values were determined using the income, cost and market price valuation methods as deemed appropriate. Final determination of fair value is subject to certain contractual obligations, including possible adjustment for working capital balances and distributions made by the seller prior to closing, and is expected to be finalized

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 2—Acquisition (Continued)

during 2010. The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase consideration:
Cash	$209,964
Liabilities assumed	7,643

Total consideration	$217,607

Acquisition related costs (included in Selling, general
and administrative expenses for the nine month
period ended September 30, 2010)	$2,686

Fair value of assets acquired and liabilities assumed:
Receivables	$5,439
Other current assets	340
Property, plant and equipment	210,323
Identifiable intangible asset	1,505

Total assets	217,607

Accounts payable & accrued liabilities	(4,282)
Asset retirement obligations	(3,361)

Total liabilities	(7,643)

Cash consideration	$209,964

Note 3—Discontinued Operations

        The accompanying unaudited condensed consolidated financial statements of the Company include the results of our discontinued businesses, Financing, Homebuilding and Kodiak. The Financing business was spun-off in April 2009, and, at that time, was merged with Hanover Capital Mortgage Holdings, Inc. to create Walter Investment Management Corp. ("Walter Investment"), which operates as a publicly traded real estate investment trust. Prior to the spin-off, Financing serviced non-conforming installment notes and loans that were secured by mortgages and liens. The Homebuilding business, which was closed in 2009, was an on-your-lot homebuilder. Kodiak, which was closed in 2008, operated an underground mine located near Birmingham, AL.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 3—Discontinued Operations (Continued)

        The table below presents a summary of operating results included in the loss from discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net sales and revenues	$538	$5,041	$2,986	$82,033

Income (loss) from discontinued operations before income tax expense (benefit)	$(1,138)	$(1,345)	$(2,652)	$1,106
Income tax expense (benefit)	(381)	(785)	(804)	1,678

Loss from discontinued operations	$(757)	$(560)	$(1,848)	$(572)

        The remaining assets and liabilities of Homebuilding and Kodiak, included as discontinued operations in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, are shown below (in thousands):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$434	$1,254
Receivables, net	234	401
Inventories	831	2,125
Property, plant and equipment	4,063	5,310
Other assets	543	6,107

Total assets	$6,105	$15,197

Accounts payable	$939	$700
Accrued expenses	3,072	5,341
Other liabilities	750	1,269

Total liabilities	$4,761	$7,310

        In order to facilitate the successful spin-off of Financing, the Company entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries on April 20, 2009. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that the Company could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. The Company believes that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss the Company might suffer in the event of a default by Walter Investment. Under the terms of the L/C Agreement, Walter Investment agrees to reimburse the Company for all costs incurred in posting the support letter of credit for Walter Investment's bank

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 3—Discontinued Operations (Continued)

credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement are scheduled to terminate on April 20, 2011.

        In addition, the Company also entered into a revolving credit facility and security agreement with Walter Investment in which the Company has committed to make available up to $10.0 million in the event that a major hurricane occurs and causes projected losses to Walter Investment greater than $2.5 million. A condition precedent to a draw under this facility is the granting of a security interest in certain collateral. Under the terms of the revolving credit and security agreement, Walter Investment will pay all fees and repay all loans made under the facility. Any obligations under the revolving credit and security agreement would be due and payable on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

Note 4—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$60,187	$73,582
Raw materials and supplies	26,830	25,696

Total inventories	$87,017	$99,278

Note 5—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,105	$1,039	$753	$763
Interest cost	3,226	3,115	6,510	5,216
Expected return on plan assets	(3,269)	(2,826)	—	—
Amortization of prior service cost (credit)	76	76	(524)	(487)
Amortization of net actuarial loss	2,231	2,341	3,630	2,220

Net periodic benefit cost	$3,369	$3,745	$10,369	$7,712

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 5—Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$3,315	$3,117	$2,259	$2,287
Interest cost	9,678	9,345	19,522	17,482
Expected return on plan assets	(9,807)	(8,478)	—	—
Amortization of prior service cost (credit)	228	228	(1,572)	(1,462)
Amortization of net actuarial loss	6,693	7,017	10,890	4,830

Net periodic benefit cost	$10,107	$11,229	$31,099	$23,137

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

Note 6—Comprehensive Income

        Comprehensive income is comprised primarily of net income, gains or losses from the effect of cash flow hedges and changes in pension and other postretirement benefits obligations. Comprehensive income for the three months ended September 30, 2010 and 2009 was $139.3 million and $26.0 million, respectively. Comprehensive income for the nine months ended September 30, 2010 and 2009 was $303.7 million and $112.5 million, respectively.

Note 7—Stockholders' Equity

        On May 14, 2010, the Board of Directors authorized a $45.0 million share repurchase program, which replaced the previously authorized $100.0 million share repurchase program that was approved during 2008 and completed during the second quarter of 2010. The $45.0 million share repurchase program was substantially completed during the third quarter of 2010. During the first nine months of 2010, 910,749 shares were repurchased under the programs at a total cost of approximately $65.4 million. During the nine months ended September 30, 2009, approximately 1,371,750 shares were repurchased for approximately $28.0 million.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 8—Net Income Per Share

        Reconciliations of the basic and diluted net income per share computations for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands, except per share data):

	For the three months ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$136,972	$136,972	$24,368	$24,368

Loss from discontinued operations	$(757)	$(757)	$(560)	$(560)

Denominator:
Average number of common shares outstanding	52,920	52,920	52,903	52,903
Effect of dilutive securities:
Stock options and restricted stock units(a)	—	473	—	858

	52,920	53,393	52,903	53,761

Income from continuing operations	$2.59	$2.57	$0.46	$0.45
Loss from discontinued operations	(0.02)	(0.02)	(0.01)	(0.01)

Net income per share	$2.57	$2.55	$0.45	$0.44

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 8—Net Income Per Share (Continued)

	For the nine months ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$295,777	$295,777	$108,554	$108,554

Loss from discontinued operations	$(1,848)	$(1,848)	$(572)	$(572)

Denominator:
Average number of common shares outstanding	53,224	53,224	53,052	53,052
Effect of dilutive securities:
Stock options and restricted stock units(a)	—	548	—	643

	53,224	53,772	53,052	53,695

Income from continuing operations	$5.56	$5.50	$2.05	$2.02
Loss from discontinued operations	(0.04)	(0.03)	(0.01)	(0.01)

Net income per share	$5.52	$5.47	$2.04	$2.01

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended September 30, 2010 and 2009 totaling 30,755 and 76,918, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, weighted average number of stock options and restricted stock units outstanding for the nine months ended September 30, 2010 and 2009 totaling 27,802 and 127,841, respectively, were excluded because their effect would have been anti-dilutive.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 9—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended September 30,
	2010	2009
Sales and revenues:
Underground Mining	$404,186	$233,060
Surface Mining	34,182	25,229
Walter Coke	47,891	23,307
Other	784	910
Consolidating eliminations of intersegment activity(a)	(22,781)	(4,201)

Net sales and revenues	$464,262	$278,305

Segment operating income (loss):
Underground Mining	$202,813	$44,120
Surface Mining	6,709	6,777
Walter Coke	6,288	(223)
Other	(7,731)	(8,403)
Consolidating eliminations of intersegment activity	(292)	80

Operating income	207,787	42,351
Less interest expense, net of interest income	(4,004)	(4,628)

Income from continuing operations before income tax expense	203,783	37,723
Income tax expense	66,811	13,355

Income from continuing operations	$136,972	$24,368

Depreciation:
Underground Mining	$21,334	$14,824
Surface Mining	3,380	2,142
Walter Coke	1,019	1,140
Other	172	108

Total	$25,905	$18,214

(a)
Included in consolidating eliminations are intersegment sales that consist primarily of sales between Underground Mining and Walter Coke totaling $12.5 million and $2.2 million, between Surface Mining and Walter Coke totaling $4.9 million and $1.5 million, and between Underground Mining and Surface Mining totaling $5.2 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 9—Segment Information (Continued)

	For the nine months ended September 30,
	2010	2009
Sales and revenues:
Underground Mining	$998,800	$607,670
Surface Mining	97,872	73,527
Walter Coke	144,056	63,864
Other	2,150	2,039
Consolidating eliminations of intersegment activity(a)	(55,945)	(16,538)

Net sales and revenues	$1,186,933	$730,562

Segment operating income (loss):
Underground Mining	$436,042	$166,610
Surface Mining	17,309	17,630
Walter Coke	27,026	(1,295)
Other	(27,683)	(18,217)
Consolidating eliminations of intersegment activity	(3,367)	568

Operating income	449,327	165,296
Less interest expense, net of interest income	(12,487)	(13,367)

Income from continuing operations before income tax expense	436,840	151,929
Income tax expense	141,063	43,375

Income from continuing operations	$295,777	$108,554

Depreciation:
Underground Mining	$59,814	$43,760
Surface Mining	8,755	6,694
Walter Coke	3,054	3,418
Other	336	344

Total	$71,959	$54,216

(a)
Included in consolidating eliminations are intersegment sales that consist primarily of sales between Underground Mining and Walter Coke totaling $30.6 million and $11.4 million, between Surface Mining and Walter Coke totaling $9.8 million and $3.8 million, and between Underground Mining and Surface Mining totaling $14.8 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

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

        In connection with the Bankruptcy Proceedings, the IRS filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a proposed final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Court granted a 90 day extension of time from the initial submission date to submit the proposed final order. The date of submission to the Court for the proposed final order is now late November 2010.

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. The Company believes that any financial exposure with respect to those issues, that have not been resolved or settled in the Proof of Claim, is limited to interest and possible penalties and the amount of tax assessed has been offset by tax reductions in future years. All of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

        The Company believes that those portions of the Proof of Claim, which remain in dispute or are subject to appeal, substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The Internal Revenue Service ("IRS") completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company filed a formal protest with the IRS within the prescribed 30-Day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case has been assigned to the Appeals Office of the IRS. The IRS has not scheduled a date for the opening conference. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim and consequently, should the IRS prevail on its positions, the Company believes its financial exposure is limited to interest and possible penalties.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

        The Company believes that all of its current and prior tax filing positions have substantial merit and intends to vigorously defend any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

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

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved/finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of a residential sampling plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. The EPA and Walter Coke are in discussions regarding the future action under the Phase III RFI plan and the residential sampling plan.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At September 30, 2010, the Company has an

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete the Company is unable to fully estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

  Miscellaneous Litigation

        The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted with certainty, as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company's consolidated financial statements.

  Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position or result of operations.

Note 11—Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value for purposes of disclosure:

        Cash and cash equivalents, restricted short-term investments, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Debt—The Company's term loan in the amount of $136.4 million and $137.5 million at September 30, 2010 and December 31, 2009, respectively, is carried at cost. The estimated fair value of the Company's term loan was $134.7 million and $134.1 million at September 30, 2010 and December 31, 2009, respectively, based on similar transactions and yields in an active market for similarly rated debt.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

        The Company's equipment financing debt was $22.5 million and $26.6 million at September 30, 2010 and December 31, 2009, respectively, and is carried at cost. The estimated fair value of this equipment financing debt as of September 30, 2010 and December 31, 2009 was $22.2 million and $26.0 million, respectively, based on comparable equipment financing transactions that similarly rated companies entered into at that date.

        The Company's short-term borrowing to finance premium payments on certain of its property insurance was $10.1 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively, and is carried at cost. The carrying amounts reported on the balance sheets on this short-term financing approximate fair value.

Note 12—Adoption of New Accounting Pronouncement

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, adoption is required for periods beginning after December 31, 2009. Since the Company is subject to this guidance because it extracts hydrocarbons from coalbeds, the Company adopted ASC Topic 932 as of January 1, 2010. The Company uses the successful efforts method, which required the Company to change its method of accounting for depreciation of the gas properties in its coal bed methane business from the straight-line method to the unit-of-production method. The increase in depreciation from this change resulted in a decrease in income from continuing operations of approximately $1.9 million, a decrease in net income of $1.3 million and a $0.02 decrease in diluted net income per share in the third quarter of 2010 and a decrease in income from continuing operations of approximately $7.0 million, a decrease in net income of $4.8 million and a $0.09 decrease in diluted net income per share during the nine months ended September 30, 2010. In addition, the Company expects the full-year effect of applying the change in method will be to increase depreciation expense by approximately $9.0 million in 2010. The Company does not consider the effect of this change to be material to its operating results or financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 9 of "Notes to Condensed Consolidated Financial Statements," which provides our net sales and revenues and operating income by reportable segment. The following discussion addresses our continuing operations only. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for information regarding our discontinued operations.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the
Three Months Ended September 30, 2010 and 2009

	For the three months ended September 30, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$401,667	$33,076	$47,855	$346	$(22,781)	$460,163
Miscellaneous income	2,519	1,106	36	438	—	4,099

Net sales and revenues	404,186	34,182	47,891	784	(22,781)	464,262
Cost of sales (exclusive of depreciation)	163,071	22,713	37,008	131	(22,425)	200,498
Depreciation	21,334	3,380	1,019	172	—	25,905
Selling, general & administrative	6,045	1,330	3,742	8,650	(64)	19,703
Postretirement benefits	10,923	50	(166)	(438)	—	10,369

Operating income (loss)	$202,813	$6,709	$6,288	$(7,731)	$(292)	207,787

Less:
Interest expense, net of interest income						4,004
Income tax expense						66,811

Income from continuing operations						$136,972

	For the three months ended September 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$232,563	$24,665	$23,269	$35	$(4,201)	$276,331
Miscellaneous income	497	564	38	875	—	1,974

Net sales and revenues	233,060	25,229	23,307	910	(4,201)	278,305
Cost of sales (exclusive of depreciation)	159,717	14,803	20,404	1	(4,247)	190,678
Depreciation	14,824	2,142	1,140	108	—	18,214
Selling, general & administrative	6,349	1,449	2,118	9,468	(34)	19,350
Postretirement benefits	8,050	58	(132)	(264)	—	7,712

Operating income (loss)	$44,120	$6,777	$(223)	$(8,403)	$80	42,351

Less:
Interest expense, net of interest income						4,628
Income tax expense						13,355

Income from continuing operations						$24,368

	Dollar variance for the three months ended September 30, 2010 versus 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$169,104	$8,411	$24,586	$311	$(18,580)	$183,832
Miscellaneous income	2,022	542	(2)	(437)	—	2,125

Net sales and revenues	171,126	8,953	24,584	(126)	(18,580)	185,957
Cost of sales (exclusive of depreciation)	3,354	7,910	16,604	130	(18,178)	9,820
Depreciation	6,510	1,238	(121)	64	—	7,691
Selling, general & administrative	(304)	(119)	1,624	(818)	(30)	353
Postretirement benefits	2,873	(8)	(34)	(174)	—	2,657

Operating income (loss)	$158,693	$(68)	$6,511	$672	$(372)	165,436

(Increase) decrease in interest expense, net of interest income						624
(Increase) decrease in income tax expense						(53,456)

Income from continuing operations						$112,604

Overview

        Our income from continuing operations for the three months ended September 30, 2010 was $137.0 million, or $2.57 per diluted share, which compares to $24.4 million, or $0.45 per diluted share, for the three months ended September 30, 2009. In the three months ended September 30, 2010, net sales and revenues increased $186.0 million and operating income increased $165.4 million versus the same period in 2009. Revenue and operating income improvements in the third quarter were primarily due to higher coking coal pricing in the Underground Mining segment.

Outlook and Strategic Initiatives

  Underground Mining

  •
  Approximately 1.9 million tons of coking coal were sold in the third quarter of 2010 at an average price of $206.62 per short ton as compared to an average price of $121.66 per short ton on similar volumes for the third quarter of 2009.

  •
  Coking coal pricing for the fourth quarter of 2010 is expected to average approximately $195.00 per short ton. Most of the Company's coking coal volumes are committed for 2011, but are subject to agreement on price. All of the Company's 2011 contract sales volume is currently unpriced, leaving the Company well positioned to benefit from what we see as a strong price environment.

  •
  Our sales volume expectation for the fourth quarter ranges from 1.7 million to 2.0 million tons and our forecasted fourth quarter operating income per ton ranges from $84.00 to $87.00. Coking coal margins are expected to be lower during the fourth quarter, primarily due to lower pricing and due to higher costs per ton resulting from the expected delayed start of the second longwall panel in the Mine No. 7 East expansion. We continue to make good progress on the development of the next panel in the Mine No. 7 East expansion, and we expect to start up the longwall in early December 2010.

  •
  Coking coal production totaled 1.8 million tons in the third quarter of 2010, as compared to 1.5 million tons during the same period in 2009. The increase in production was generated primarily from incremental tons from the Mine No. 7 East expansion. These incremental tons more than offset shortfalls resulting from difficult mining conditions at Mine No. 4. Production costs for the third quarter of 2010 averaged $58.85 per ton, a $1.75 per ton decrease from the same period in 2009, primarily as cost improvements at Mine No. 7 offset increased costs at Mine No. 4.

  •
  We maintain our previous expectations that coking coal production and sales will range between 8.5 to 9.0 million tons in 2011 and between 9.0 and 9.5 million tons in 2012.

  •
  We continue to work on a plan to acquire and develop approximately 170.0 million tons of Blue Creek Coal reserves to the northwest of our existing mines, which would more than double our coking coal reserve base. These additional reserves include the 52.0 million tons of Chevron Mining, Inc. coal reserves discussed below, as well as a lease for 22.0 million tons of coal reserves signed with an unrelated third party in July 2010.

  •
  In April 2010, we signed a non-binding letter of intent to lease mineral rights associated with 52.0 million tons of Blue Creek Coal reserves and to acquire the North River steam coal mine from Chevron Mining, Inc., a subsidiary of Chevron Corporation. The non-binding letter of intent also included the acquisition of the existing North River steam coal mine in Fayette County and Tuscaloosa County, AL, which has approximately 11.0 million tons of reserves remaining with expected annual production of 2.5 million to 3.0 million tons, all of which is under contract. Due diligence of this transaction continues into the fourth quarter of 2010.

  •
  We will continue to evaluate these and other future expansion opportunities, potential acquisitions and further investment opportunities in coal and natural gas.

  •
  The coal bed methane business sold 3.5 billion cubic feet of natural gas at an average hedged price of $4.61 per thousand cubic feet in the third quarter of 2010 versus 1.5 billion cubic feet at an average hedged price of $3.29 per thousand cubic feet in the third quarter of 2009. Our 2010 results include production and sales from the recently acquired HighMount natural gas operation.

  Surface Mining

  •
  During the third quarter of 2010, the surface mining operations produced 391,000 tons and sold 368,000 tons of steam and industrial coal, as compared to 359,000 tons produced and 302,000 tons sold during the third quarter of 2009. The increased sales volume primarily resulted from coal blending opportunities and inventory availability.

  •
  Operating income in the third quarter of 2010 was $6.7 million, compared to $6.8 million in the third quarter of 2009. Operating income was essentially unchanged despite higher revenues, primarily as the result of higher mining ratios and difficult geologic conditions in the third quarter of 2010 as compared to the same period in 2009.

  •
  In the fourth quarter of 2010, we expect to sell between 382,000 tons and 403,000 tons resulting in operating income of between $13.00 to $17.00 per ton.

  Walter Coke

  •
  Walter Coke sold 111,000 tons of metallurgical coke during the third quarter of 2010 and reported net sales and revenues of $47.9 million and operating income of $6.3 million versus net sales and revenues of $23.3 million and an operating loss of a $0.2 million in the same period of 2009. Revenues and operating income improved primarily on increased sales volumes and average selling prices over the prior-year period.

  •
  Fourth quarter 2010 metallurgical coke sales are expected to be between 85,000 tons to 88,000 tons. Lower coke pricing and sales volumes related to recent softness in the domestic steel markets. Operating income per ton is expected to range between $44.00 to $58.00 in the fourth quarter of 2010 on these lower volumes.

Summary of Third Quarter Consolidated Results of Continuing Operations

        Net sales and revenues for the three months ended September 30, 2010 were $464.3 million, an increase of $186.0 million from $278.3 million in the same period in 2009. The increase in revenues was primarily due to higher average selling prices for coking coal from our Underground Mining segment.

        Cost of sales, exclusive of depreciation, increased $9.8 million to $200.5 million, a 5.2% increase from $190.7 million in the third quarter of 2009, primarily as the result of increased volumes, higher production costs and higher raw material costs at our Surface Mining and Walter Coke segments. Cost of sales represented 43.6% of net sales for the three months ended September 30, 2010 versus 69.0% of net sales for the same period in 2009. This reduction of cost of sales as a percentage of sales is primarily the result of increased selling prices.

        Depreciation expense for the three months ended September 30, 2010 was $25.9 million, an increase of $7.7 million compared to the same period in 2009. The increase was primarily due to higher depreciation at our Underground Mining segment resulting from the acquisition of HighMount and a change to the unit-of-production method of depreciation on certain gas properties.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources, Blue Creek Coal Sales and Walter Natural Gas, reported revenues of $404.2 million in the third quarter of 2010, an increase of $171.1 million from the same period last year. The increase in revenues was primarily due to higher average selling prices for coking coal sold during the third quarter of 2010 as compared to the same period in 2009 as shown in the table below.

	Three months ended September 30,
	2010	2009
Average coal selling price(1) (per short ton)	$206.62	$121.66
Tons of coal sold(1) (in thousands)	1,870	1,871
Average hedged natural gas selling price (per mcf)	$4.61	$3.29
Billion cubic feet of natural gas sold	3.5	1.5
Number of producing natural gas wells(2)	1,725	413

(1)
Includes sales of both coking coal and purchased steam coal.

(2)
Includes 1,370 wells associated with the acquisition of HighMount.

        Underground Mining reported operating income of $202.8 million in the third quarter of 2010, compared to $44.1 million in the same period in 2009. The $158.7 million increase in operating income was almost entirely due to increased average selling prices.

  Surface Mining

        Surface Mining, which includes the operations of Tuscaloosa Resources, Inc. ("TRI"), Taft and Walter Minerals, reported revenues of $34.2 million in the third quarter of 2010, an increase of $9.0 million from the same period last year. The increase in revenues was primarily attributable to higher sales volumes and average selling prices of coal sold during the third quarter of 2010 as compared to the same period in 2009. The increase in sales volumes was primarily due to coal blending opportunities and inventory availability. Statistics for Surface Mining are presented in the following table:

	Three months ended September 30,
	2010	2009
Average coal selling price (per short ton)	$87.93	$78.90
Tons of coal sold (in thousands)	368	302

        Surface Mining reported operating income of $6.7 million in the third quarter of 2010, compared to $6.8 million in the same period in 2009. Although revenues increased by $9.0 million, operating income was essentially unchanged, primarily attributable to higher mining ratios and difficult geologic conditions experienced in the third quarter of 2010.

  Walter Coke

        Walter Coke's net sales and revenues were $47.9 million for the three months ended September 30, 2010, an increase of $24.6 million compared to the same period in 2009, reflecting increased customer demand in the domestic steel market resulting in both increased volumes and average selling prices. Statistics for Walter Coke are presented in the following table:

	Three months ended September 30,
	2010	2009
Metallurgical coke average selling price (per short ton)	$385.04	$361.95
Metallurgical coke tons sold (in thousands)	111	38

        Walter Coke's operating income was $6.3 million for the three months ended September 30, 2010 compared to an operating loss of $0.2 million in the same period in 2009, an increase of $6.5 million. This increase in operating income was primarily the result of higher pricing and sales volumes partially offset by increased raw material costs.

 Summary Operating Results of Continuing Operations for the
Nine Months Ended September 30, 2010 and 2009

	For the nine months ended September 30, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$990,768	$94,960	$143,532	$667	$(55,945)	$1,173,982
Miscellaneous income	8,032	2,912	524	1,483	—	12,951

Net sales and revenues	998,800	97,872	144,056	2,150	(55,945)	1,186,933
Cost of sales (exclusive of depreciation)	452,341	67,526	106,531	128	(52,431)	574,095
Depreciation	59,814	8,755	3,054	336	—	71,959
Selling, general & administrative	17,836	4,131	7,942	30,691	(147)	60,453
Postretirement benefits	32,767	151	(497)	(1,322)	—	31,099

Operating income (loss)	$436,042	$17,309	$27,026	$(27,683)	$(3,367)	449,327

Less:
Interest expense, net of interest income						12,487
Income tax expense						141,063

Income from continuing operations						$295,777

	For the nine months ended September 30, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$603,812	$70,088	$63,596	$544	$(16,538)	$721,502
Miscellaneous income	3,858	3,439	268	1,495	—	9,060

Net sales and revenues	607,670	73,527	63,864	2,039	(16,538)	730,562
Cost of sales (exclusive of depreciation)	354,589	44,650	54,153	167	(17,072)	436,487
Depreciation	43,760	6,694	3,418	344	—	54,216
Selling, general & administrative	18,561	4,369	7,983	20,547	(34)	51,426
Postretirement benefits	24,150	184	(395)	(802)	—	23,137

Operating income (loss)	$166,610	$17,630	$(1,295)	$(18,217)	$568	165,296

Less:
Interest expense, net of interest income						13,367
Income tax expense						43,375

Income from continuing operations						$108,554

	Dollar variance for the nine months ended September 30, 2010 versus 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Net sales	$386,956	$24,872	$79,936	$123	$(39,407)	$452,480
Miscellaneous income	4,174	(527)	256	(12)	—	3,891

Net sales and revenues	391,130	24,345	80,192	111	(39,407)	456,371
Cost of sales (exclusive of depreciation)	97,752	22,876	52,378	(39)	(35,359)	137,608
Depreciation	16,054	2,061	(364)	(8)	—	17,743
Selling, general & administrative	(725)	(238)	(41)	10,144	(113)	9,027
Postretirement benefits	8,617	(33)	(102)	(520)	—	7,962

Operating income (loss)	$269,432	$(321)	$28,321	$(9,466)	$(3,935)	284,031

(Increase) decrease in interest expense, net of interest income						880
(Increase) decrease in income tax expense						(97,688)

Income from continuing operations						$187,223

Summary of Year to Date Consolidated Results of Continuing Operations

        Net sales and revenues for the nine months ended September 30, 2010 were $1,187 million. Revenues increased by $456.4 million, or 62.5%, from $730.6 million in the same period in 2009. The increase in revenues was primarily due to higher average selling prices and higher volumes for coking coal and metallurgical coke from our Underground Mining and Walter Coke segments, respectively, as well as increased volumes and higher average selling prices for steam and industrial coal from our Surface Mining segment.

        Cost of sales, exclusive of depreciation, increased $137.6 million to $574.1 million for the nine months ended September 30, 2010, primarily as a result of increased volumes in all our operating segments and higher freight and royalty costs in our Underground Mining segment, higher production costs at our Surface Mining segment, and higher raw material costs at our Walter Coke segment. Cost of sales represented 48.9% of net sales in the September year-to-date 2010 period versus 60.5% of net sales in the same period of 2009. This reduction of cost of sales as a percentage of sales is primarily the result of increased selling prices.

        Depreciation expense for the nine months ended September 30, 2010 was $72.0 million, an increase of $17.7 million compared to the same period in 2009. The increase was primarily due to higher depreciation in our Underground Mining segment resulting from a change to the unit-of-production method of depreciation on certain gas properties, as well as increased depreciation from capital expenditures to develop our Mine No. 7 East longwall operation.

        Selling, general & administrative expenses increased $9.0 million to $60.5 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase is primarily attributable to acquisition and integration costs associated with the purchase of HighMount, costs associated with the relocation of our corporate headquarters and increases in employee compensation and benefit related expenses.

        The effective tax rates for the nine months ended September 30, 2010 and 2009 were 32.3% and 28.5%, respectively. Income tax expense for the nine months ended September 30, 2010 includes a one-time tax charge of $20.7 million related to the elimination of the favorable tax treatment of Medicare Part D subsidies due to the passage of the Health Care Reform Act in March 2010, as well as a one-time tax benefit of $17.4 million related to unconventional fuel source credits for our Walter

Coke segment for the years 2006 through 2009. These items are not expected to recur. Additionally, the impact of percentage depletion resulted in a significantly larger favorable impact on the full year tax rate in 2009 compared to the projected 2010 tax rate.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining reported revenues of $998.8 million for the nine months ended September 30, 2010, an increase of $391.1 million from the same period in 2009. The increase in revenues was primarily due to higher average selling prices and higher volumes of coking coal sales during the nine months ended September 30, 2010, as compared to the same period in 2009 as shown in the table below.

	Nine months ended September 30,
	2010	2009
Average coal selling price(1) (per short ton)	$175.87	$124.11
Tons of coal sold(1) (in thousands)	5,451	4,715
Average hedged natural gas selling price (per mcf)	$4.73	$4.32
Billion cubic feet of natural gas sold	7.2	4.8
Number of producing natural gas wells(2)	1,725	413

(1)
Includes sales of both coking coal and purchased steam coal.

(2)
Includes 1,370 wells associated with the acquisition of HighMount.

        Underground Mining reported operating income of $436.0 million for the nine months ended September 30, 2010, compared to $166.6 million in the same period in 2009. The $269.4 million increase in operating income was primarily due to the increase in revenue as noted above, partially offset by higher cost of sales and depreciation. Cost of sales, exclusive of depreciation, increased as a result of higher sales volumes and higher freight and royalty costs. Depreciation increased as a result of implementing the unit-of-production method of accounting for depreciation of certain gas properties during 2010, as well as depreciation related to the HighMount acquisition and the No. 7 East mine expansion.

  Surface Mining

        Surface Mining reported revenues of $97.9 million for the nine months ended September 30, 2010, an increase of $24.3 million from the same period last year. The increase was primarily attributable to a 24.2% increase in volume of coal sold, as well as a $8.05, or 10.8%, increase in the average coal selling price during the nine months ended September 30, 2010 as compared to the same period in 2009.

	Nine months ended September 30,
	2010	2009
Average coal selling price (per short ton)	$82.28	$74.23
Tons of coal sold (in thousands)	1,128	908

        Surface Mining reported operating income of $17.3 million for the nine months ended September 30, 2010, compared to $17.6 million in the same period in 2009. The decrease in operating income was primarily attributable to $3.8 million in repair work on the dragline at Taft's Choctaw mine completed during the second quarter of 2010, as well as higher mining ratios and difficult geologic conditions experienced in the third quarter of 2010, the effects of which were almost completely offset by favorable sales volumes and pricing.

  Walter Coke

        Walter Coke's net sales and revenues were $144.1 million for the nine months ended September 30, 2010, an increase of $80.2 million as compared to the same period in 2009, due to increased customer demand in the domestic steel market. The increase in demand resulted in a more than tripling of our metallurgical coke sales volumes during the nine months ended September 30, 2010 as compared to the same period in 2009 as shown below:

	Nine months ended September 30,
	2010	2009
Metallurgical coke average selling price (per short ton)	$370.45	$342.07
Metallurgical coke tons sold (in thousands)	346	112

        Walter Coke's operating income was $27.0 million for the nine months ended September 30, 2010 as compared to an operating loss of $1.3 million in the same period in 2009, an increase of $28.3 million. This increased operating income was primarily due to increased sales volumes and pricing partially offset by increased raw material costs.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $53.1 million from $165.3 million at December 31, 2009 to $218.4 million at September 30, 2010, resulting primarily from $423.1 million in cash flows provided by operating activities, $294.3 million of cash flows used in investing activities and $73.8 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $170.6 million at September 30, 2010, an increase of $100.1 million from December 31, 2009, primarily attributable to $93.6 million in higher trade receivables at Underground Mining due to higher revenues in the third quarter of 2010 as compared to the fourth quarter of 2009.

        Inventories were $87.0 million at September 30, 2010, a decrease of $12.3 million from December 31, 2009, primarily due to a decrease in inventory at Walter Coke resulting from significantly higher demand for metallurgical coke during 2010.

        Current deferred income tax assets were $42.8 million at September 30, 2010, a decrease of $67.8 million from December 31, 2009, primarily due to the full utilization of federal net operating loss carryforwards, partially offset by an increase due to the recognition of unconventional fuel source credits for our Walter Coke segment in the first quarter of 2010.

        Prepaid expenses increased by $6.1 million at September 30, 2010 as compared to December 31, 2009, primarily due to the timing of the annual renewal of property insurance at our Underground Mining segment during the second quarter of 2010.

        Net property, plant and equipment was $740.0 million at September 30, 2010, an increase of $217.0 million from December 31, 2009, primarily due to the acquisition of HighMount during the second quarter of 2010. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of the assets acquired in the HighMount acquisition.

        Long-term deferred income tax assets were $163.4 million at September 30, 2010, a decrease of $14.9 million from December 31, 2009, primarily due to the first quarter write-off of the deferred tax associated with Medicare Part D subsidies as a result of the enactment of the Health Care Reform Act in March of 2010.

        Other long-term assets increased $13.7 million at September 30, 2010 as compared to December 31, 2009, primarily due to an increase in taxes receivable resulting from the recognition of unconventional fuel source credits from our Walter Coke segment for the 2006-2007 tax years, as well as an increase in restricted cash set aside to collateralize various bonds.

        Accounts payable were $61.9 million at September 30, 2010, an increase of $17.7 million from December 31, 2009, primarily attributable to increased freight and royalty costs associated with the increased volumes of coking coal sold in the third quarter of 2010 versus the fourth quarter of 2009. Additionally, at September 30, 2010, we had outstanding accounts payable associated with the HighMount coalbed methane business that was acquired in the second quarter of 2010.

        Current debt was $19.0 million at September 30, 2010, an increase of $5.6 million as compared to December 31, 2009, primarily due to the financing of the annual property insurance premiums at our Underground Mining segment during the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term funding is the bank term loan. As of September 30, 2010, total debt decreased $0.8 million as compared to December 31, 2009.

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

        As of September 30, 2010, borrowings under the Credit Agreement consisted of a term loan balance of $136.4 million with a weighted average interest rate of 2.51%, $60.2 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed below, and $239.8 million of availability for future borrowings. We had no borrowings outstanding under the revolver.

Other Debt

        In October 2008, we entered into a $32.3 million equipment financing arrangement for certain mining equipment. This facility requires monthly payments using a predetermined amortization schedule, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At September 30, 2010, there was $22.5 million outstanding at a stated interest rate of 4.1%. In addition, in 2008, we entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit fixed interest rate of 9.78%. At September 30, 2010 there was a balance remaining of $6.7 million. In June 2010, we entered into a $18.9 million arrangement, with an implicit interest rate of 2.50%, to finance the premium payments of our property insurance. Payments of $8.8 million were made during the third quarter of 2010. The remainder of the debt will be repaid in six monthly installments of $1.7 million. As of September 30, 2010, $10.1 million was outstanding.

Contingent Obligations

        On April 20, 2009, we entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries. The L/C Agreement provides Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million. This stand-by letter of credit was drawn from our 2005 Walter Credit Agreement and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that we could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw down under the stand-by letter of credit. We believe that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss we might suffer in the event of a default by Walter Investment. Under the terms of the support letter of credit agreement, Walter Investment agrees to reimburse us for all costs incurred in posting the support letter of credit for Walter Investment's bank credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement are scheduled to terminate on April 20, 2011.

        In addition, we also entered into a revolving credit facility and security agreement with Walter Investment in which we have committed to make available up to $10.0 million in the event that a major hurricane has occurred and has caused projected losses greater than $2.5 million. A condition precedent to a draw under this facility, is the granting of a security interest in certain collateral. Under the terms of the revolving credit and security agreement, Walter Investment will pay all fees and repay all loans made under the facility. Any obligations under the revolving credit and security agreement would be due and payable on April 20, 2011. There have been no loans made to Walter Investment pursuant to this arrangement.

Statement of Cash Flows

        Cash balances of continuing operations were $218.4 million and $165.3 million at September 30, 2010 and December 31, 2009, respectively. The increase in cash during the nine months ended September 30, 2010 results from cash provided by operating activities of $423.1 million, partially offset by the use of $210.0 million to acquire HighMount during the second quarter of 2010 (see Note 2 of "Notes to Condensed Consolidated Financial Statements"), capital expenditures of $80.2 million, stock repurchases of $65.4 million, retirements of debt of $19.7 million, and cash dividend payments of $18.7 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2010	2009
Cash flows provided by (used in) operating activities	$423,072	$164,770
Cash flows provided by (used in) investing activities	(294,299)	(63,645)
Cash flows provided by (used in) financing activities	(73,760)	(138,193)

Cash flows provided by (used in) continuing operations	55,013	(37,068)
Cash flows provided by (used in) discontinued operations	(2,693)	8,480

Net increase (decrease) in cash and cash equivalents	$52,320	$(28,588)

        Net cash provided by operating activities of continuing operations was $423.1 million for the nine months ended September 30, 2010 as compared to $164.8 million for the same period in 2009. The increase of $258.3 million is primarily attributable to an increase of $257.0 million in income from continuing operations, after adjusting for non-cash items such as depreciation and deferred taxes.

        Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2010 were $294.3 million compared to $63.6 million for the same period in 2009. The increase in cash flows used in investing activities of $230.7 million was primarily attributable to the $210.0 million of cash used to acquire HighMount during the second quarter of 2010.

        Cash flows used in financing activities of continuing operations for the nine months ended September 30, 2010 were $73.8 million compared to $138.2 million in the same period in 2009. The $64.4 million decrease of cash used in financing activities is primarily the result of $33.8 million of cash spun off to Financing in 2009 in conjunction with our April 2009 spin off of the Financing segment and a decrease in retirements of debt of $35.5 million. These decreases were partially offset by a $37.5 million increase in stock repurchases under the stock repurchase program.

Adoption of New Accounting Pronouncements

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coalbeds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, adoption is required for periods beginning after December 31, 2009. Since we became subject to this guidance because we extract hydrocarbons from coalbeds, we adopted ASC Topic 932 as of January 1, 2010. We use the successful efforts method which thereby required us to change our method of accounting for depreciation of our gas properties in our coalbed methane business from the straight-line method to the unit-of-production method. The increase in depreciation expense from this change resulted in a decrease in our income from continuing operations of approximately $1.9 million, a decrease in net income of $1.3 million and a $0.02 decrease in diluted net income per share in the third quarter of 2010, and a decrease in our income from continuing operations of approximately $7.0 million, a decrease in net income of $4.8 million and a $0.09 decrease in diluted net income per share during the nine months ended September, 30 2010. In addition, we expect the full-year effect of applying the method change will be to increase depreciation expense by approximately $9.0 million in 2010. We do not consider the effect of this change to be material to our operating results or financial condition.

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

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our interim Chief Executive Officer (principal executive officer) and our interim Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

        There has been no significant change in our internal control over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Our management has concluded that it will exclude HighMount's systems and processes from the scope of Walter Energy's assessment of internal control over financial reporting as of December 31, 2010 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (revised on October 6, 2004). We are excluding HighMount from the scope because we will not have completed our assessment of HighMount's systems and processes by that date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 10 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

        We and our subsidiaries are parties to a number of other lawsuits arising in the ordinary course of our businesses. Most of these cases are in a preliminary stage and we are unable to predict a range of possible loss, if any. We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be reasonably predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such litigation will not have a material adverse effect on our consolidated financial position.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        On May 14, 2010, our Board of Directors authorized a $45.0 million share repurchase program, which replaced the previously authorized $100.0 million share repurchase program that was approved during 2008 and completed during the second quarter of 2010. The $45.0 million share repurchase program was substantially completed during the third quarter of 2010. During the first nine months of 2010, 910,749 shares were repurchased under the programs at a total cost of approximately $65.4 million. See the following table for a detail of equity security purchases during the first nine months of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2010 – January 31, 2010	47,407		$67.24	47,407	$17.4
February 1, 2010 – February 28, 2010	44,823	(1)	$67.33	22,272	$15.9
March 1, 2010 – March 31, 2010	311	(2)	$87.92	—	$15.9
April 1, 2010 – April 30, 2010	466	(3)	$93.88	—	$15.9
May 1, 2010 – May 31, 2010	517,476		$73.36	517,476	$22.9
June 1, 2010 – June 30, 2010	150,234		$72.36	150,234	$12.1
July 1, 2010 – July 31, 2010	79,260		$63.05	79,260	$7.1
August 1, 2010 – August 31, 2010	94,100		$73.24	94,100	$0.2
September 1, 2010 – September 30, 2010	321	(4)	$79.46	—	$0.2

	934,398			910,749

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

(3)
In April 2010, we acquired 466 shares from employees at an average price of $93.88 per share to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

(4)
In September 2010, we acquired 321 shares from employees at an average price of $79.46 per share to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 5.    Other Information

Mine Safety and Health Administration Safety Data

        The Company is committed to the safety of its employees and in achieving a goal of providing a workplace that is incident free. In achieving this goal, we have in place health and safety programs that include regulatory-based training, accident prevention, workplace inspection, emergency preparedness and response, accident investigations and program auditing. These programs are designed to comply with regulatory mining-related coking coal safety and health standards. Additionally, the programs provide a foundation for promoting a best in industry safety practice.

        The operation of mines is subject to regulation by the Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 ("the Mine Act"). MSHA inspects our mines on a continual basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. As required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. Within this disclosure, we present information regarding certain mining safety and health citations which MSHA has issued with respect to our mining operations. In evaluating this information, consideration should be given to facts such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are sometimes dismissed and remaining citations are often reduced in severity and amount.

        During the three months ended September 30, 2010, none of Walter Energy's mining complexes received written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) or (ii) the potential to have such a pattern.

        The table below presents the total number of specific citations and orders issued by MSHA to Walter Energy, Inc. and its subsidiaries, together with the total dollar value of the proposed MSHA civil penalty assessments received during the three months ended September 30, 2010, as well as legal actions pending before the Federal Mine Safety and Health Review Commission for each of our mining complexes as of September 30, 2010.

Mining Complex(1)	Section 104(a) Significant and Substantial Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Proposed MSHA Assessments(2) (in thousands)	Fatalities	Pending Legal Actions(3)
JWR No. 4	32	—	3	—	—	$53.6	—	71
JWR No. 5	—	—	—	—	—	—	—	1
JWR No. 7	45	—	3	—	—	$30.8	—	65
JWR Central Shop	—	—	—	—	—	$0.2	—	—
JWR Central Supply	—	—	—	—	—	—	—	—
Taft Choctaw	—	—	—	—	—	—	—	—
Taft Reid School	—	—	—	—	—	—	—	—
TRI East Brookwood	—	—	—	—	—	—	—	—
TRI Highway 59	—	—	—	—	—	—	—	—

(1)
MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in the table by mining complex rather than MSHA identification number because we believe that this presentation is more useful to investors. For descriptions of each of these mining operations, please refer to the descriptions under Item 1. Description of Business, in Part 1 of our Annual Report on Form-10K for the fiscal year ended December 31, 2009. Idle facilities are not included in the table above unless they received a citation, order or assessment by MSHA during the current quarterly reporting period or are subject to pending legal actions.

(2)
Amounts listed under this heading include proposed assessments received from MSHA in the current quarterly reporting period for alleged violations regardless of the issuance date of the related citation or order.

(3)
Includes any pending legal action before the Federal Mine Safety and Health Review Commission involving such mine. Such actions may have been initiated prior to the current quarterly reporting period.

        The table above includes references to specific sections of the Mine Act as follows:

  •
  Section 104(a) Citations include citations for health or safety standards that could significantly and substantially contribute to serious injury if left unabated.

  •
  Section 104(b) Orders represent failures to abate a citation under 104(a) within the period of time prescribed by MSHA and that the period of time prescribed for the abatement should not be further extended. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

  •
  Section 104(d) Citations and Orders are for unwarrantable failure to comply with mandatory health and safety standards where such violation is of such a nature as could significantly or substantially contribute to the cause and effect of a coal or other mine safety or health hazard.

  •
  Section 110(b)(2) Violations are for flagrant violations.

  •
  Section 107(a) Orders are for situations in which MSHA determined an imminent danger existed.

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
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements which were tagged as blocks of text.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ JOSEPH B. LEONARD interim Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2010
/s/ LISA A. HONNOLD interim Chief Financial Officer (Principal Financial Officer)
Date: November 5, 2010

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Nine Months Ended September 30, 2010 and 2009
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES