Form 10-K
period 2010-12-31
Walter Energy, Inc.
filed 2011-02-28
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2010, the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $3.2 billion.

Number of shares of common stock outstanding as of January 31, 2011: 53,140,768

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 20, 2011 are incorporated by reference in Part III of this Form 10-K.

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

  •
  Global economic crisis;

  •
  Market conditions beyond our control;

  •
  Prolonged decline in the price of coal;

  •
  Decline in global steel demand;

  •
  Our customers refusal to honor or renew contracts;

  •
  Inaccessibility of coal needed for our coking operations could impair our ability to fill customer orders;

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

  •
  Our ability to attract and retain key personnel;

  •
  Future regulations that increase our costs or limit our ability to produce coal;

  •
  New laws and regulations to reduce greenhouse gas emissions that impact the demand for our coal reserves;

  •
  Adverse rulings in current or future litigation;

  •
  Inability to access needed capital;

  •
  A downgrade in our credit rating;

  •
  Our ability to identify suitable acquisition candidates to promote growth;

  •
  Our ability to successfully integrate acquisitions, including the pending acquisition of Western Coal Corp;

  •
  Volatility in the price of our common stock;

  •
  Our ability to pay regular dividends to stockholders;

  •
  Potential suitors could be discouraged by our stockholder rights agreement;

  •
  Our exposure to indemnification obligations;

  •
  A former subsidiary may not be able to satisfy certain obligations to us and we could become liable for certain contingent obligations to them, which could become significant; and,

  •
  Other factors, including the other factors discussed in Item 1A, "Risk Factors," as updated by any subsequent Form 10-Qs or other documents that are on file with the Securities and Exchange Commission.

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

 GLOSSARY OF SELECTED MINING TERMS

        Anthracite coal.    A hard natural coal containing little volatile hydrocarbons which burns slowly and gives intense heat almost without flame.

        Ash.    Impurities consisting of silica, iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

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

        Surface mine.    A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil (see "Overburden"). About 65% of total U.S. coal production comes from surface mines.

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

        Underground mine.    Also known as a "deep" mine. Usually located several hundred feet or more below the earth's surface, an underground mine's coal is removed mechanically and transferred by shuttle car and conveyor to the surface. Underground mines account for about 35% of annual U.S. coal production.

 PART I

Item 1.    Description of Business

Introduction

        We are a leading producer and exporter of metallurgical coal for the global steel industry and also produce steam coal, coal bed methane gas ("natural gas"), metallurgical coke and other related products. We trace our roots back to 1946 when Jim Walter began a homebuilding business in Tampa, Florida. Although we were focused on Homebuilding during our early years, we later branched out into many different businesses, including the development, in 1972, of four underground coal mines in the Blue Creek coal seam near Brookwood, Alabama. In 1987 a group of investors formed a new company, subsequently named Walter Industries, Inc. and engineered a leveraged buyout, successfully completed in 1988. In 1997, Walter Industries, Inc. began trading on the New York Stock Exchange. In 2009 we closed our Homebuilding business and spun off our Financing business. Our Homebuilding business was an on-your-lot homebuilder and our Financing business serviced non-conforming installment notes and loans that were secured by mortgages and liens. With all of our businesses now concentrated in coal and natural gas, we changed our name to Walter Energy, Inc. in April 2009.

Overview

        Our primary business, the mining and exporting of hard coking coal for the steel industry, is included in our Underground Mining segment (comprised of Jim Walter Resources, Inc. or "JWR", Blue Creek Coal Sales, Inc., and Walter Black Warrior Basin, LLC). JWR, the country's southernmost Appalachian coal producer, mines high quality coal from Alabama's Blue Creek coal seam. JWR's mines are 1,500 to 2,200 feet underground, making them some of the deepest vertical shaft coal mines in North America. Metallurgical coal mined from the Blue Creek seam contains very low sulfur, has strong coking properties and high heat value making it ideally suited to the needs of steel makers as a coking coal. In 2010, the Underground Mining segment produced 6.7 million tons of high quality metallurgical coal. Underground Mining has convenient access to the port of Mobile, Alabama through barge and by railroad allowing us to minimize our transportation costs.

        Underground Mining also extracts methane gas, principally from the Blue Creek coal seam. Our natural gas business represents one of the most extensive and comprehensive commercial programs for coal seam degasification in the country, producing approximately 38 million cubic feet of gas daily from over 1,700 wells.

        Through our Walter Coke segment, we manufacture furnace and foundry coke, collectively referred to as "metallurgical coke." Foundry coke is marketed to iron pipe plants and foundries producing castings. Furnace coke is primarily sold to the domestic steel industry for producing steel in blast furnaces. Walter Coke delivers product to its customers via rail through an onsite rail, truck and barge.

        In our Surface Mining segment, we also mine primarily steam coal for sale to industrial and electric utility customers through our Taft Coal Sales, Tuscaloosa Resources and Walter Minerals subsidiaries.

        The financial results of our industry segments are included in Note 18 of "Notes to Consolidated Financial Statements" included in this Form 10-K.

2010 Developments

        Pending Acquisition of Western Coal Corp.    On December 2, 2010 we entered into an arrangement agreement ("the Arrangement Agreement") with Western Coal Corp. ("Western Coal") to acquire all of the outstanding common shares of Western Coal for, at the holder's election, CAD$11.50 per share in cash or 0.114 of a Walter Energy share, or for a combination thereof, all subject to proration, if the total cash elections exceed 70% of the aggregate transaction consideration to be paid or the total share elections exceed 30% of the aggregate transaction consideration. The transaction will be implemented by way of a court-approved plan of arrangement under British Columbia law. The Arrangement Agreement has been unanimously approved by both companies' boards of directors and is expected to be completed on or about April 1, 2011. Completion of the transaction is subject to customary closing conditions, including Canadian court approvals, Western Coal shareholder approval, and the receipt of all necessary regulatory approvals.

        In November 2010 we entered into a share purchase agreement ("the Share Purchase Agreement") with various funds advised by Audley Capital to purchase approximately 54.5 million common shares or approximately 19.8% of the then outstanding common shares of Western Coal for CAD$11.50 per share (collectively the Share Purchase Agreement and the Arrangement Agreement, "the Acquisition").

        In conjunction with the Acquisition, we expect that we will transfer approximately $3.5 billion to Western Coal shareholders comprised of approximately $2.4 billion in cash and 9.0 million shares of our common stock. The common stock consideration is valued at approximately $1.1 billion using our closing share price as of January 25, 2011 of $121.44. The Acquisition will be funded through a combination of debt, common stock and cash on-hand.

        In January 2011, as part of the Share Purchase Agreement, we purchased approximately 25.3 million common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital for CAD$11.50 per share or approximately $0.3 billion in cash, thereby reducing the amount of cash to be paid to the remaining Western Coal shareholders to approximately $2.1 billion. Under the terms of the Share Purchase Agreement, we will purchase the remaining 29.2 million shares from funds advised by Audley Capital upon the earlier of the completion of the acquisition of the common stock of Western Coal or April 30, 2011.

        Western Coal is a producer of high quality metallurgical coal from mines in northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (U.S.), and high quality anthracite coal in South Wales (UK). Western Coal produced 4.7 million short tons of coal in the first nine months of their fiscal year ending March 31, 2011. Western Coal is headquartered in Vancouver, BC, Canada.

        The Acquisition will create the leading, publicly traded 'pure-play' metallurgical coal producer in the world with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins. Long term, we expect the combined company to produce more than 20 million tons of coal annually. We will have significant reserves available for future production, the majority of which is high-demand hard coking coal, and a diverse geographical footprint with operations in the U.S., Canada and the United Kingdom.

        For a discussion of the risks relating to the Arrangement Agreement, see Item 1A. Risk Factors—"Risk Factors Relating to the Arrangement Agreement with Western."

        Acquisition of HighMount Exploration and Production Alabama, LLC ("HighMount")    On May 28, 2010 we acquired HighMount's coal bed methane business for a cash payment of approximately $210.0 million. The acquisition of HighMount's Alabama coal bed methane operations included approximately 1,300 existing conventional gas wells, pipeline infrastructure and related equipment located adjacent to our existing underground mining and coal bed methane business in Alabama. Current proven reserves are approximately 89 bcf (billion cubic feet), with annual coal bed methane production of approximately 8.0 bcf expected. The acquisition of HighMount's natural gas business, included in the Underground Mining segment, helps ensure that future coal production areas will be properly degasified, thereby improving safety and operating efficiency of our existing underground coking coal production.

        Acquisition of Mobile, Alabama River Terminal    On December 21, 2010 we acquired the assets of Mobile River Terminal Co. in Mobile, Alabama from a subsidiary of U.S. Steel. Currently, our plans are to upgrade the facility from an import terminal to an export terminal. The acquisition is intended to help ensure that we will have unconstrained shipping capacity to support our long-term coking coal production plans in Alabama. In addition, this facility should help maintain low mine-to-vessel costs and make us less reliant on third parties.

        Pending Chevron Coal Lease and Mine Acquisition    In April 2010 we signed a non-binding letter of intent to lease mineral rights associated with approximately 52.0 million tons of Blue Creek Coal reserves from Chevron Mining, Inc., a subsidiary of Chevron Corporation. The non-binding letter of intent also includes the acquisition of the existing North River steam coal mine in Fayette County and Tuscaloosa County, AL, which has approximately 7.0 million tons of reserves remaining with expected annual production of 2.0 million to 3.0 million tons, all of which is under contract. Negotiations are continuing.

The Coal Industry

        Coal is one of the most available and important energy sources in the world, providing approximately 27% of the world's primary energy needs according to the World Coal Institute ("WCI"). Per the WCI, the most significant uses for coal are for electricity generation, steel production, cement manufacturing and as a liquid fuel. According to the WCI, approximately 41% of the world's electricity is generated from coal and this level is expected to increase to 44% by 2030. During 2010, coal was used to generate approximately 49% of the electricity in the United States according to the International Energy Agency ("IEA").

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

        Coal is mined in more than 50 countries in the world and used in more than 70 countries. Coal's appeal is that it is readily available from a wide variety of sources, its prices have been lower and more stable than oil and gas prices, and it is likely to remain the most affordable fuel for power generation in many developing and industrialized nations for several decades per the WCI. By contrast, at current production levels, proven coal reserves are estimated to last 119 years while oil and gas reserves are estimated to last approximately 46 and 63 years, respectively. The top five coal producing countries in the world are China, the United States, India, Australia and Indonesia. The largest exporters of coal in 2010 were Australia, Indonesia and Russia (the U.S. is 6th) according to the WCI. The leading exporters of metallurgical coal for coking, per the WCI, are Australia, the United States and Indonesia. Because coking (metallurgical) coal is more expensive than steam coal, exporters are able to afford the high freight rates involved in exporting coking coal worldwide.

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

Description of Our Business

        We operate our business through three principal business segments-Underground Mining, Surface Mining and Walter Coke. Our business segment financial information is included in Note 18 of "Notes to Consolidated Financial Statements" included herein. During 2010, we actively operated six mines. We operate two underground metallurgical coal mines in Southern Appalachia's Blue Creek coal seam, the No. 7 Mine (which includes No. 7 East) and the No. 4 Mine, both operated by Underground Mining, one metallurgical coal mine operated by Surface Mining, Taft's Reid School Mine, and three steam and industrial coal mines operated by Surface Mining, TRI's East Brookwood and Highway 59 Mines and Taft's Choctaw Mine. The following map provides our Underground Mining, Surface Mining and Walter Coke locations as of December 31, 2010. For a comprehensive summary of all of our coal properties and of our coal reserves and production levels, see the tables summarizing our coal reserves and production in "Item 2. Description of Property" in this Form 10-K.

Underground Mining

        Our principal business segment, comprising more than 85% of our revenue and operating income, is our Underground Mining segment. Underground Mining is headquartered in Brookwood, Alabama and currently has approximately 181.5 million tons of recoverable reserves from our mines and nearby reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. We estimate that coking coal sales volumes will be at most 8.5 million tons in 2011. Of this amount, up to 500,000 tons are expected to result from purchased coal opportunities. Operating at about 2,000 feet below the surface, the No. 4 and No. 7 mines are some of the deepest underground coal mines in North America. We extract coal primarily from Alabama's Blue Creek and Mary Lee seams, which contain high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high Btu values that can be sold either as metallurgical coal (used to produce coke) or as compliance steam coal (used by electric utilities because it meets current environmental compliance specifications).

        The coal from JWR's No. 4 and 7 mines is currently sold as a high quality low- and mid-vol metallurgical coal. JWR has more than 1,600 active employees. At forecasted production levels, we estimate the current reserves to have a 25 to 30 year life and have a strategic plan that, if fully achieved, could increase the life to 40 to 50 years through the potential acquisition of additional mineral rights near our existing mines. Mines No. 4 and No.7 are located near Brookwood, Alabama, and are serviced by CSX rail. Both mines have access to our barge load out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile, whereby shipments are delivered to our international customers via ocean vessels. Approximately 93% of the metallurgical coal sales in our Underground Mining segment are sales to international customers.

        The coal producer is responsible for transporting the coal from the mine to the export coal-loading facility. Export coal is usually sold at the loading port, with the buyer responsible for further transportation to their location. Since potential customers may choose a metallurgical coal supplier largely based on transportation costs, this is a critical issue. We have the advantage of having our mines conveniently located near both river barge load out facilities and railroad transportation (CSX rail) with direct access to the Port of Mobile, minimizing our transportation costs.

        Approximately 80% of JWR's metallurgical coal is mined using longwall extraction technology with development support from continuous miners. Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. JWR operates one longwall mining system at Mine No. 4 and two longwall mining systems at Mine No. 7 for primary production and four to six continuous miner sections in each mine for the development of mains and longwall panel entries. JWR's optimal operating plan is a longwall/continuous miner production ratio of approximately 80% / 20%. By utilizing longwall mining, our full year 2010 production costs for metallurgical coal averaged $60.28 per ton.

        In longwall mining, mechanized shearers are used to cut and remove the coal from long rectangular blocks of medium or thick seams. After the coal is removed, it drops onto a chain conveyor, which moves it to a second conveyor that will ultimately take the coal to production shafts where it will be hoisted to the surface. Mobile hydraulic-powered roof supports hold up the roof throughout the extraction process. This method of mining has proven to be more efficient than other mining methods, with an extraction rate of nearly 100 percent, but the equipment is more expensive than other conventional mining methods and cannot be used in all geological circumstances. In longwall mining, only the gate entries are bolted. The longwall panel is allowed to collapse behind the shields which hold the roof as coal is excavated.

        Included in Underground Mining are our natural gas operations which extract and sell natural gas from the coal seams owned or leased by JWR and others. Prior to May 2010, our natural gas operations solely consisted of Black Warrior Methane Corp., an equal ownership venture with El Paso

Production Co., a subsidiary of El Paso Corporation. There were approximately 378 joint venture wells producing natural gas in 2010. In May 2010, we acquired HighMount Exploration and Production Alabama, LLC's ("HighMount") coal bed methane business (renamed to Walter Black Warrior Basin, LLC). The acquisition of this business included approximately 1,300 conventional gas wells, pipeline infrastructure and related equipment located adjacent to our existing underground mining and coal bed methane business.

        As of December 31, 2010, there were 1,770 wells that produced approximately 11.1 billion cubic feet of natural gas in 2010. The degasification operations have improved mining operations and safety by reducing methane gas levels in the mines. We expect to sell approximately 14 billion cubic feet of natural gas in 2011. For information regarding reserves, production, drilling activities, delivery commitments, wells and acreage associated with our natural gas operations, please refer to Item 8, "Financial Statements and Supplementary Data."

Surface Mining

        We are currently operating four surface mines in Alabama with expected production and sales of between 1.6 million and 1.7 million tons of metallurgical, steam and industrial coal in 2011. Three of the mines produce steam and industrial coal principally for the industrial and electric utility markets. At the fourth mine, we mine metallurgical coal which is primarily sold to our Walter Coke and Underground Mining segments. Our coal mines are convenient to our barge load out facility as well as two rail load out facilities. Surface mining currently represents approximately 8% of our total revenues.

        Taft's Choctaw and Reid School Mines    The Choctaw Mine is located near Parrish in Walker County, Alabama and has an onsite rail facility serviced by Norfolk Southern rail. Access to Highway 269 provides delivery access to local customers via truck. The Choctaw Mine is a surface mine that primarily produces steam and industrial coal. Taft's Reid School Mine is located in Blount County, Alabama and primarily produces metallurgical coal. Access to Highway 79 provides delivery to local customers via truck.

        TRI's East Brookwood and Highway 59 Mines    TRI's East Brookwood and Highway 59 Mines are located in Tuscaloosa County near Brookwood, Alabama. They both have access to our barge load out facility on the Black Warrior River. The East Brookwood and Highway 59 Mines are surface mines that produce steam and industrial coal. Approximately half of TRI's coal is delivered to barges for shipment to a local power company. The remainder is delivered to customers via truck.

        We also own Walter Minerals Flat Top Mine that is ready for operation and will be placed in service when market conditions permit. This mine is located in Adamsville, Alabama near Highway 78 where coal will be delivered to local customers via truck.

Walter Coke

        Our Walter Coke segment operates a coke plant headquartered in Birmingham, Alabama with planned 2011 production of 400,000 to 420,000 tons. Walter Coke's major product line is metallurgical coke, which includes coke for furnace and foundry applications. Foundry coke is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. Furnace coke is sold primarily to the domestic steel industry for producing steel in blast furnaces. Walter Coke utilizes 120 coke ovens with a capacity to produce 420,000 tons of metallurgical coke and is the second largest merchant foundry coke producer in the United States. Walter Coke currently represents approximately 11% of our total revenues.

Coal Preparation and Blending

        All of our coal mines are located in Alabama and we have coal preparation and blending facilities convenient to each of our mines. Using our facilities, we are able to efficiently blend our coal to meet our customers' specifications.

Marketing, Sales and Customers

        Coal prices are impacted by many factors and differ substantially by region, including the overall economy, the demand for electricity, the demand for steel, location, the market, quality and type of coal, mine operation costs and the cost of alternative fuels. The major factors influencing our business are the economy and the demand for steel. Our high quality Blue Creek coal is rated among the highest quality coals in the world and is preferred as a base coal in our customers' blends. Our marketing strategy is to focus on international markets mostly in Europe and South America where we have a significant transportation cost advantage and where our coal is in high demand.

        During 2010, approximately 58% of our hard coking coal shipments were to customers in Europe and approximately 34% to South America. We are the largest U.S. supplier of hard coking coal into South America. Further, we focus on long-term customer relationships where we have a competitive advantage. We sell most of our metallurgical coal under fixed price supply contracts primarily with terms of three and six months. Some sales of metallurgical coal can, however, occur in the spot market as dictated by available supply and market demand.

        During 2010, our Underground Mining segment's two largest customers represented approximately 15% and 12%, respectively, of the Underground Mining segment's sales. Even in this challenging economy we believe that the loss of these customers would not have a material adverse effect on our results of operations as the loss of volume from these customers would be replaced with sales to other existing or new customers due to the demand for our metallurgical coal. Our outlook on the long-term prospects for growth and related demand for our product is very strong.

        Our Surface Mining segment markets its steam and industrial coal to customers in the United States, generally under long term contracts.

Trade Names, Trademarks and Patents

        The names of each of our subsidiaries are well established in the respective markets they serve. Management believes that customer recognition of such trade names is of significant importance. Our subsidiaries have numerous trademarks. Management does not believe, however, that any one such trademark is material to our individual segments or to the business as a whole.

Competition

        Substantially all of our metallurgical coal sales are exported. Our major competitors are businesses that sell into our core business areas of Europe and South America. In both Europe and South America, we primarily compete with producers of premium coking coal from Australia, Canada and the United States. The principal areas in which we compete are coal prices at the port of shipment, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our metallurgical coal is significantly dependent on the general economy and the worldwide demand for steel. Although there are significant challenges in this current difficult economy, we believe that we have competitive strengths in our business areas that provide us with distinct competitive advantages.

Competitive Strengths

        We have a premium product.    Blue Creek coal is recognized to be among the highest quality coals in the world. Its characteristics are very low sulfur, low ash and low volatility. These strong coking properties and high heat value make it ideally suited for steel makers as a coking coal and to utilities as a steam coal.

        We have a significant transportation advantage in shipping to our customers.    Our principal mines in Brookwood, Alabama are serviced by CSX rail. We also have access to our barge load out facility on the Black Warrior River. Service via rail or barge is a relatively short distance to the Port of Mobile. Since customers for our coal are primarily in Europe and South America, we are able to ship our coal quickly and at a relatively favorable cost.

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

        We maintain excellent relationships with our customers.    Customers want good products, delivered on a timely basis at a fair price. Having a premium product and with our production and transportation efficiencies, we are able to reliably deliver a premium product at a competitive price on a timely basis. As a result, we have maintained excellent relationships with our customers over many years.

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

Permitting and Approvals

        Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment, the public and our employees. In addition, we must also submit a comprehensive plan for mining and restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. The requirements are costly and time-consuming and may delay commencement or continuation of exploration or production at our operations. Typically we submit our necessary mining permit applications several months, or even years, before we anticipate mining a new area.

        Our coking operation is subject to numerous regulatory permits and approvals, including air and water permits. These permits subject us to monitoring and reporting requirements. We typically submit our necessary permit renewal applications several months prior to expiration.

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

Mine Safety and Health

        The Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977, and the Mine Improvement and New Emergency Response Act of 2006 (the "MINER Act"), as well as regulations adopted under these federal laws, impose rigorous safety and health standards on mining operations. Such standards are comprehensive and affect numerous aspects of mining operations, including but not limited to: training of mine personnel, mining procedures, ventilation, blasting, use of mining equipment, dust and noise control, communications, and emergency response. The federal Mine Safety and Health Administration ("MSHA") monitors compliance with these laws and standards by regularly inspecting mining operations and taking enforcement actions where MSHA believes there to be non-compliance. Maximum civil penalties for violations of these laws and standards are $70,000 per violation, unless the violation is deemed to be flagrant which can result in a maximum civil penalty of $220,000. These federal mine safety and health laws and regulations have a significant effect on our operating costs.

        The MINER Act mandated increased regulations in some of the areas listed above, and some of those regulations are now effective. The MINER Act and other legislative and regulatory initiatives, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") passed by the U.S. Congress and signed into law on July 21, 2010 are still ongoing. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for regulatory compliance related to mining safety and health matters. The Dodd-Frank Act requires the SEC to enact numerous rules and regulations, some of which could impact our business practices or place additional reporting burdens on us. It is not possible at this time to predict the full effect that the new or proposed regulations and policies will have on our operating costs, but it will likely increase our costs and those of our competitors.

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

        On December 12, 2008, the Office of Surface Mining (OSM), finalized a rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the United States. On November 30, 2009, OSM announced another rulemaking that would reinterpret the regulations finalized eleven months earlier. We cannot predict how the regulations may change or how they may affect coal production.

        We accrue for the costs of final mine closure. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected. At December 31, 2010, we have accrued $25.3 million for our asset retirement obligations, most of which will be incurred at our underground mining operations at the end of the mines' lives.

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

        Surety bond costs have increased in recent years while the market terms of such bonds have generally become more unfavorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies also require posting of collateral, typically in the form of letters of credit, to secure the surety bonds. As of December 31, 2010, we had outstanding surety bonds and collateral with parties for post-mining reclamation totaling $42.9 million, plus $8.9 million for miscellaneous purposes. As of December 31, 2010, we maintained letters of credit totaling $30.4 million to secure surety bonds plus $6.9 million in other forms of collateral to satisfy reclamation obligations.

Climate Change

        Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emission of greenhouse gases ("GHGs"), such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and methane gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end-users. Further, some of our operations, such as coal mining and coke production, directly emit GHGs. Laws and regulations governing emissions of GHGs have been adopted by foreign governments, including the European Union and member countries, individual states in the United States, and regional governmental authorities. Further, numerous proposals also have been made and are likely to continue to be made at the international, national, regional, and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures. In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of GHGs. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would have been required to reduce emissions to 93% of 1990 levels from 2008 through 2012. During his campaign for office, President Obama pledged to implement an economy-wide cap-and-trade program to reduce GHG emissions 80 percent by 2050 and pledged that he would cause the United States to be a world leader on GHG reduction and re-engage with the United Nations Framework Convention on Climate Change to develop a global GHG program. However, following the mid-term elections, President Obama has placed a greater emphasis on clean energy technology as a means to reduce GHG emissions.

        In April 2009, in response to a 2007 U.S. Supreme Court decision, the Environmental Protection Agency ("EPA") proposed findings that emissions of GHGs from motor vehicles are contributing to air pollution which, in turn, is endangering the public health and welfare. These proposed findings (which were made final in December 2009) set in motion the process for EPA to regulate GHGs from mobile sources, which in turn may result in regulation of GHGs from stationary sources under the Clean Air Act. EPA's findings focus on six GHGs, including carbon dioxide and nitrous oxide (which are emitted from coal combustion) and methane (which is emitted from coal beds). Although EPA has stated a preference that GHG reduction be based on new federal legislation rather than through agency regulation pursuant to the existing Clean Air Act, EPA is nonetheless taking steps to regulate many sources of GHGs without further legislation (see Clean Air Act below). It is difficult to predict reliably how such regulation will develop and when or whether it will take effect, as EPA's recently finalized findings that underpin such regulation are the subject of a number of lawsuits. Also, bills have been introduced in Congress that would, if enacted, prevent EPA from regulating GHGs under the Clean Air Act.

        In June 2010, the U.S. House of Representatives passed a bill that would regulate GHG emissions through a "cap and trade" system and related programs, which generally would require emitters of GHGs to purchase or otherwise obtain allowances to emit GHGs. However, the bill failed to make it through the U.S. Senate. Thus, it is uncertain whether Congress will enact "cap and trade" or other legislation to address climate change and, if it does, when it will occur and what it will require.

        Coal bed methane must be expelled from our underground coal mines for mining safety reasons. Our gas operations extract coal bed methane from our underground coal mines prior to mining. With the exception of some coal bed methane which is vented into the atmosphere when the coal is mined, the methane is captured. If regulation of GHG emissions does not exempt the release of coal bed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that allow us to continue operations as they now exist at our underground coal mines. The amount of coal bed methane we capture is recorded, on a voluntary basis, with the U.S. Department of Energy. We have recorded the amounts we have captured since 1992. In 2009, JWR partnered with Biothermica Technologies to capture and mitigate the methane that is vented into the atmosphere as a result of the mining process. This project resulted in the listing of the project with the Climate Action Reserve on February 2, 2010, a national offsets program working to ensure integrity, transparency and financial value in the U.S. carbon market by establishing regulatory-quality standards for the development, quantification and verification of GHG emissions reduction projects in North America. If regulation of GHGs does not give us credit for capturing methane that would otherwise be released into the atmosphere at our coal mines, any value associated with our historical or future credits would be reduced or eliminated.

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

Clean Air Act

        The federal Clean Air Act ("CAA") and comparable state laws that regulate air emissions affect coal mining and coking operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations and directly affects our coking operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired utilities, steel manufacturers and coke ovens. As described below, proposed regulations would also subject GHG emissions to regulation under the Clean Air Act.

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

        Our coking facility is subject to certain MACT standards and NESHAPS (National Emissions Standards for Hazardous Air Pollutants). Relative to MACT, these standards apply to pushing, quenching, and under-firing stacks and went into effect in April 2006. The Boiler MACT is scheduled to be finalized by EPA in February 2011. Concerning NESHAPS, the standards include Coke Oven NESHAPS (1993), Benzene NESHAPS and Benzene Waste NESHAPS, which were also enacted in the early 1990's. The portion of NESHAP which applies to coke ovens addresses emissions from charging, coke oven battery tops, and coke oven doors. With regard to this standard, Walter Coke chose the LAER (Lowest Achievable Emissions Rate) track, and therefore is not required to comply with residual risk until 2020. Since the scope of future changes is relatively uncertain, the magnitude of the impact of these anticipated changes cannot be estimated at this time.

        The CAA also requires EPA to develop and implement National Ambient Air Quality Standards or NAAQS for criteria pollutants, which include sulfur dioxide, particulate matter, nitrogen oxides, and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emission levels. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. It is anticipated that EPA's fine particle programs will affect many power plants, especially coal-fueled power plants and all plants in non-attainment areas and could result in significant costs; however, it is impossible to estimate the magnitude of these costs at this time as state and federal agencies are still developing regulations for the programs and implementation.

        EPA announced on January 6, 2010 a proposal to adopt a new, more stringent primary ambient air quality standard for ground-level ozone and to change the way in which the secondary standard is calculated. A final decision was delayed until July 2011. Should these NAAQS withstand scrutiny, additional emission control expenditures will likely be required at coal-fueled power plants.

        EPA intends to propose standards for all air toxic emissions, including mercury, for coal and oil-fired units by March 15, 2011 and make those new standards final by November 16, 2011. Regardless of how the EPA responds on reconsideration or how states implement their state-specific mercury rules, rules imposing stricter limitations on mercury emissions from power plants will likely be promulgated and implemented. Such promulgation and implementation may adversely affect the demand for coal.

        On January 22, 2010, EPA set a new one-hour Nitrogen Dioxide (NO2) standard and retained the annual average. The new standard must be taken into account when permitting new or modified major sources of NO2 emissions such as fossil-fueled power plants, boilers, and a variety of manufacturing operations. EPA expects to designate non-attainment areas within two years and based on additional monitoring, redesignate areas in 2016 or 2017. Additional emission control expenditure may be required at coal-fueled power plants and may adversely affect the demand for coal.

        On June 2, 2010, EPA revised the NAAQS for Sulfur Dioxide (SO2) by establishing a new one-hour standard and revoking the existing 24-hour and annual standards. EPA intends to complete non-attainment designation within two years and require state implementation plans by 2014 and standards to be met by August, 2017. Additional emission control expenditure may be required at coal-fueled power plants and may adversely affect the demand for coal.

        The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. This program may result in additional emissions restrictions from new coal-fired power plants whose operation may impair visibility at and around federally protected areas. This program may also require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. EPA's finding concerning GHG endangerment of public health and welfare (see the discussion on Climate Change) may lead to regulation of GHG emissions from stationary sources under the Clean Air Act. In connection with that finding, EPA also finalized a tailoring rule which would set emission thresholds for GHG regulation under EPA's current Clean Air Act stationary source permitting requirements. Finalized on May 13, 2010 and effective January 2, 2011, this rule has already drawn legal challenges. Accordingly, the impact of such regulation on us cannot be reliably estimated at this time, although it could be material.

Clean Water Act

        The federal Clean Water Act ("CWA") and corresponding state laws affect our operations by imposing restrictions on discharges of wastewater into creeks and streams. These restrictions, more often than not, require us to pre-treat the wastewater prior to discharging it. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. Our mining and coking operations maintain water discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and conduct its operations to be in compliance with such permits. We believe we have obtained all permits required under the Clean Water Act and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the Clean Water Act and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results.

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

        Our coking operation is in the study phase of a RCRA corrective action program. Until the studies are complete, we are unable to determine the final cleanup or remediation that may be required and are unable to estimate the total cost of any such remediation activities. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see "Item 3. Legal Proceedings" and Environmental Matters under "Note 16- Commitments and Contingencies."

Comprehensive Environmental Response, Compensation and Liability Act

        The Comprehensive Environmental Response, Compensation and Liability Act, CERCLA or Superfund, and similar state laws affect our coal mining and coking operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, the universe of materials/wastes governed by CERCLA is broader than "hazardous waste" and such even non-hazardous wastes can, in certain circumstances, contain hazardous substances which, if released into the environment, are governed by CERCLA. Alabama's version of CERCLA mirrors the federal version, with the important difference that there is no joint and several liability, liability is consistent with one's contribution to the contamination. In addition, the disposal, release or spilling of some products used by coal and coking companies in operations, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws because, at that point, they are deemed to be waste and the activity, even though inadvertent, is deemed to constitute disposal or a covered CERCLA release. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate or that (2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries sent waste materials, or (4) sites at which hazardous substances from our facilities' operations have otherwise come to be located.

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

Employees

        As of December 31, 2010, we employed approximately 2,100 people, of whom approximately 1,500 were hourly workers and 600 were salaried employees. Unions represented approximately 1,300 employees under collective bargaining agreements, of which approximately 1,100 were covered by one contract with the United Mine Workers of America that expires on December 31, 2011.

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

Item 1A.    Risk Factors

        The following risk factors relate to our acquisition of Western Coal Corp. ("Western") under the arrangement agreement entered into on December 2, 2010 (the "Arrangement Agreement").

Risk Factors Relating to the Arrangement Agreement with Western

Failure to complete the Arrangement with Western could negatively impact our stock price and future business and financial results.

        The Arrangement Agreement contains a number of important conditions that must be satisfied before we can complete the acquisition of Western under the Arrangement Agreement, including, without limitation, certain conditions that may be outside of our control relating to (i) approval of the transaction by the Western Shareholders, (ii) receipt of required regulatory approvals, (iii) approval by the NYSE and the Toronto Stock Exchange of the listing of our common shares to be issued in the Arrangement, (iv) absence of certain actions, suits, proceedings or objection or opposition before any governmental or regulatory authority, and (v) obtaining a court approval under the Business Corporations Act (British Columbia) and a declaration following a court hearing that the arrangement is fair to Western shareholders. There can be no certainty, nor can we provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If the arrangement is not completed, the market price of our common shares may decline to the extent that the market price reflects a market assumption that the arrangement will be completed.

        In addition, whether or not the transaction is completed, the pending transaction could adversely affect our operations because:

  •
  matters relating to the arrangement (including integration planning) require substantial commitments of time and resources by our management and employees, whether or not the transaction is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

  •
  our ability to attract new employees and consultants and retain existing employees and consultants may be harmed by uncertainties associated with the transaction, and we may be required to incur substantial costs to recruit replacements for lost personnel or consultants.

        We cannot guarantee when, or whether, the transactionwill be completed, that there will not be a delay in the completion of the transactionor that all or any of the anticipated benefits of the transactionwill be obtained. If the transaction is not completed or is delayed, we may experience the risks discussed above which may adversely affect our business, financial results and share price.

Walter and Western may not integrate successfully.

        The transaction will involve the integration of companies that previously operated independently. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration will require the dedication of significant management resources, which may temporarily distract management's attention from the day-to-day operations of the businesses of the combined company. The process of integrating operations after the transaction could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the loss of key personnel. The difficulties management encounters in the transition and integration processes could have an adverse effect on the revenues, level of expenses and operating results of the combined company. As a result of these factors, it is possible that any benefits expected from the acquisition will not be realized.

Walter will incur significant transaction, combination-related and restructuring costs in connection with the transaction, some of which will be incurred even if the transaction is never completed.

        We expect that we will be obligated to pay transaction fees and other expenses related to the transaction of approximately $35 million, including financial advisors' fees, filing fees, legal and accounting fees, regulatory fees and associated fees and costs. This amount is a preliminary estimate and the actual amount may be higher or lower but a significant portion of these fees and expenses will be incurred even if we do not complete the transaction.

The Arrangement Agreement may be terminated by Western in certain circumstances, including in the event of the occurrence of a Walter Material Adverse Effect.

        Each of Walter and Western have the right to terminate the Arrangement Agreement and the arrangement in certain circumstances. Accordingly, there is no certainty, nor can we provide any assurance, that the Arrangement Agreement will not be terminated by either us or by Western before the completion of the arrangement. For example, Western has the right, in certain circumstances, to terminate the Arrangement Agreement if a Walter Material Adverse Effect occurs. Although a Walter Material Adverse Effect excludes certain events that are beyond our control, there can be no assurance that a Walter Material Adverse Effect will not occur before the consummation of the arrangement, in which case Western could elect to terminate the Arrangement Agreement and the transactionwould not proceed.

In certain circumstances, Walter may be required to make an expense reimbursement payment to Western.

        Under the Arrangement Agreement, we would be required to make an expense reimbursement payment of reasonable and documented fees and expenses incurred by Western in the event we terminate the Arrangement Agreement under certain circumstances, including a breach of any representation or warranty by us or a failure on our part to perform any covenant or agreement which would cause the conditions precedent in favor of Western not to be satisfied. Additionally, if Walter fails to provide sufficient funds to complete the transaction as required by the Arrangement Agreement, we are obligated to pay Western a fee of $35 million.

Risks Relating to the Business of Walter, Western and the Combined Company

The business of the combined company will be subject to risks currently affecting the businesses of Walter and Western

        After the completion of the transaction, the business of the combined company, as well as the price of our common shares, will be subject to numerous risks currently affecting the businesses of Walter and Western, including:

  •
  unexpected changes in business and economic conditions;

  •
  significant increases or decreases in coal prices;

  •
  changes in interest and currency exchange rates including the LIBOR rate;

  •
  timing and amount of production;

  •
  unanticipated production problems;

  •
  changes in operating costs;

  •
  operational problems at the combined company's mining properties;

  •
  access and availability of material, equipment and supplies;

  •
  determination of reserves;

  •
  costs and timing of development of new reserves;

  •
  results of current and future development activities;

  •
  results of future feasibility studies;

  •
  joint venture relationships;

  •
  political or economic instability, either globally or in the countries in which the companies operate;

  •
  local and community impacts and issues;

  •
  banking relationships;

  •
  timing of receipt of government approvals;

  •
  accidents and labor disputes; and

  •
  environmental costs and risks.

The combined company's substantial debt could adversely affect its financial condition, and its related debt service obligations may adversely affect its cash flow and ability to invest in and grow its businesses.

        As of the closing of the transaction, Walter will have approximately $2.4 billion of indebtedness outstanding under a new $2.7 billion credit agreement ("Credit Agreement"). Under the repayment schedule relating to the Credit Agreement we will be required to make principal payments totaling at least $33.0 million in 2011 and at least $66.3 million in 2012. In addition, we will be required to pay a percentage of excess cash flow, as defined in the Credit Agreement, to reduce the principal balance of the indebtedness. If the combined company is unable to satisfy its indebtedness obligations, it will be unable to continue its operations, including its planned development and growth initiatives.

Upon completion of the transaction, Walter will be required to comply with Canadian securities regulations and be subject to additional regulatory scrutiny in Canada.

        Walter will become a "reporting issuer" in Canada upon listing its shares on the Toronto Stock Exchange. As a result, we will be subject to increased regulatory scrutiny and costs associated with complying with Canadian securities legislation. We do not anticipate any particular regulation that would be difficult to comply with. However, failure to comply with regulations may result in civil awards, fines, penalties and orders that could have an adverse effect on our results of operations.

Significant additional capital will be required to continue the current expansion plans of Walter and Western following completion of the Arrangement.

        Substantial funds for the establishment of future planned mining operations are required. No assurances can be given that we will be able to generate necessary cash flows from our existing operations or otherwise raise the additional funding that may be required for such activities. Coal prices, environmental rehabilitation or restitution, revenues, taxes, transportation costs, capital expenditures and operating expenses and geological results are all factors which will have an impact on the amount of additional capital that may be required. If we are unable to obtain the financing as needed, we may be required to reduce the scope of our operations or anticipated expansion, forfeit interest in some of our properties and licenses, incur financial penalties or reduce or terminate certain operations.

        The following risk factors relate to our current continuing operations.

Risks Associated with our Current Continuing Operations

Unfavorable global economic, financial and business conditions may adversely affect our businesses.

        The global financial markets have been experiencing volatility and disruption over the last several years. These markets have experienced, among other things, volatility in security prices, commodities and currencies; diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. Although the global economic outlook improved throughout 2010 and into 2011, uncertainties remain. Weaknesses in global economic conditions could have a material adverse effect on the demand for our coal, coke and natural gas products and on our sales, pricing and profitability. We are not able to predict whether the global economic conditions will continue or worsen and the impact these events may have on our operations and the industry in general.

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

        In addition, reductions in the demand for metallurgical coal caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) and the use of steel-making technologies that use less or no metallurgical coal can significantly affect our financial results and impede growth. Demand for steam coal is primarily driven by the price of steam coal and natural gas and the consumption patterns of the domestic electric power generation industry, which, in turn, is influenced by demand for electricity and technological developments. We estimate that a 10% decrease in the price of metallurgical coal in 2010 would have resulted in a reduction in pre-tax income of $129.5 million.

        Demand for natural gas is also affected by storage levels of natural gas in North America and consumption patterns, which can be affected by weather conditions. We estimate that a 10% decrease in the price in natural gas in 2010 would have resulted in a reduction in pre-tax income of approximately $4.8 million in that year, which includes the benefit of hedges. Occasionally we utilize derivative commodity instruments to manage fluctuations in natural gas prices. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in the pricing of these commodities. Currently, we have not hedged any of our anticipated 2011 natural gas production.

The failure of our customers to honor or renew contracts could adversely affect our business.

        A significant portion of the sales of our coal, coke and natural gas are to long-term customers. The success of our businesses depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition we face. If current customers do not honor current contract commitments, terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance, our revenues will be adversely affected. If we are unsuccessful in renewing contracts with our long-term customers and they discontinue purchasing coal, coke or natural gas from us, renew contracts on terms less favorable than in the past, or if we are unable to sell our coal, coke or natural gas to new customers on terms as favorable to us, our revenues could suffer significantly.

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

The financial performance of our coke business is dependent upon customers in the furnace and foundry industries whose failure to perform under their commitments with us could adversely affect our coke business.

        Substantially all of our domestic furnace and foundry coke sales are currently made under annual commitments with steel manufacturers and foundries. The global economic slowdown has caused a tightening on the steel industry and the domestic foundries. In the event of nonperformance by our current or future customers, our results of operations and cash flows may be adversely affected.

Disruption in supplies of coal produced by third parties could temporarily impair our coking operation's ability to fill its customers' orders or increase its costs.

        Our coking operation purchases coal produced by third parties to meet customer specifications. Disruption in the supply of third-party coal could temporarily impair our ability to fill our customers' orders, maintain quality specifications or require us to pay higher prices in order to obtain the required coal from other sources. Any increase in the prices we pay for third-party coal could increase our costs and, therefore, lower our earnings.

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

Currently our coal, coking and natural gas producing properties are located predominately in four counties in central Alabama, making us vulnerable to risks associated with having our production concentrated in one area.

        Our mining, coking and natural gas operations are geographically concentrated in four counties in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters or interruption of transportation or other events which impact this area. We are currently in the process of purchasing Western Coal, which will provide greater geographical diversification.

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

        The consolidation of the U.S. coal industry over the last several years has contributed to increased competition among coal producers. Some of our competitors have significantly greater financial resources than we do. This competition may affect domestic coal prices and impact our ability to retain or attract coal customers. In addition, our metallurgical coal business faces competition from foreign producers that sell their coal in the export market. The general economic conditions in foreign markets and changes in currency exchange rates are factors outside of our control that may affect international coal prices. If our competitors' currencies decline against the U.S. dollar or against our customers' currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. In addition, these factors may negatively impact our collection of trade receivables from our customers. These factors could reduce our profitability or result in lower coal sales.

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

        The majority of our employees in our underground mining and coking operations are unionized and we have a risk of work stoppages as the result of strike or lockout. The majority of employees of our underground mining operations are members of United Mine Workers of America ("UMWA"). Normally, our negotiations with the UMWA follow the national contract negotiated with the UMWA by the Bituminous Coal Operators Association. The collective bargaining agreement expires December 31, 2011. At our coking operation, our contract with the United Steelworkers of America expires December 6, 2015. We experienced a strike at our coke facilities at the end of 2001 that lasted eight months. Future work stoppages, labor union issues or labor disruptions at our key customers or service providers could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

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

        The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for the costs of final mine closure. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected. At December 31, 2010, we have accrued $25.3 million for our asset retirement obligations, most of which will be incurred at our underground mining operations at the end of the mines' life.

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

  •
  climate change;

  •
  air quality standards;

  •
  water quality standards;

  •
  management of materials generated by mining and coking operations;

  •
  the storage, treatment and disposal of wastes;

    •
    remediation of contaminated soil and groundwater;

    •
    protection of human health, plant-life and wildlife, including endangered species, and emergency planning and community right to know.

        Compliance with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production at our operations. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations) could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or our customers' ability to use our products.

        We strive to conduct our mining, natural gas and coke operations in compliance with all applicable federal, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations occur from time to time in our industry and at our operations. In recent years, expenditures for regulatory or environmental obligations have been mainly for safety or process changes. Although it is not possible at this time to predict the final outcome of these rule-making and standard-setting efforts, it is likely that the magnitude of these changes will require an unprecedented compliance effort on our part, could divert management's attention, and may require significant expenditures. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. We believe that our major North American competitors are confronted by substantially similar conditions and thus do not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to foreign producers and operators who may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable state legislation and its production methods.

        See also "Environmental and Other Regulatory Matters" in Part I of this Annual Report.

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

        There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a "cap and trade" program, and regulation by the U.S. Environmental Protection Agency.

        These existing laws and regulations or other current and future efforts to stabilize or reduce GHG emissions, could adversely impact the demand for, price of and the value of our products and reserves. Passage of additional state, federal or foreign laws or regulations regarding GHG emissions or other actions to limit GHG emissions could result in switching from coal to other fuel sources. The anticipation of such additional requirements could also lead to reduced demand for some of our products. Alternative fuels (including non-fossil fuels) could become more attractive than coal in order to reduce GHG emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. As our operations also emit GHGs directly, current or future laws or regulations limiting GHG emissions could increase our own costs. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material.

        See also "Environmental and Other Regulatory Matters" in Part I of this Annual Report.

Other Business Risks

Our expenditures for postretirement benefit and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

        We provide a range of benefits to our employees and retirees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. As of December 31, 2010, we estimate that our pension plans' aggregate accumulated benefit obligation had a present value of approximately $235.7 million, and our fair value of plan assets was approximately $191.7 million. As of December 31, 2010, we estimate that our postretirement health care and life insurance plans' aggregate accumulated benefit obligation would have had a present value of approximately $476.1 million, and such benefits are not required to be funded. In respect of the funding obligations for our pension plans, we must make minimum cash contributions on a quarterly basis. The weakening of the economic environment and uncertainty in the equity markets have caused investment income and the values of investment assets held in our pension trust to decline in the past and lose value. As a result, we may be required to increase the amount of cash contributions we make into the pension trust in the future in order to meet the funding level requirements of the Pension Act. Our estimated minimum funding obligation relating to these plans in 2011 is $ 42.6 million. We have estimated these obligations based on assumptions described under the heading "Critical Accounting Estimates—Employee Benefits" in "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition," and in the notes to our consolidated financial statements. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.

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

        We have no current intention to withdraw from any multiemployer pension plan, but if we were to do so, under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), we would be liable for a proportionate share of the plan's unfunded vested benefit liabilities upon our withdrawal. Through July 1, 2011, our estimated withdrawal liability for the multiemployer pension plans amounts to $426.0 million.

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

        Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. For information regarding our current significant legal proceedings, see "Item 3. Legal Proceedings", "Note 11-Income Taxes" and "Note 16- Commitments and Contingencies."

Access to capital, financing availability and our debt instruments may limit our ability to engage in certain transactions.

        Our business requires continued capital investment for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental and safety laws and regulations. To the extent that cash generated internally and cash available under our credit facilities are not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, this type of financing may not be available, or if available, may not be on satisfactory terms. Future debt financings, if available, may result in increased interest expense, increased financial leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate sufficient earnings or to obtain sufficient additional capital in the future or fail to manage our capital investments effectively, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness.

        In addition, the credit agreement governing our senior credit facility contains customary affirmative and negative covenants for credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The credit agreement requires us to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. Our ability to satisfy the financial ratios, tests or covenants related to our existing or future indebtedness can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any such covenants could result in a default under our credit facilities or under any other debt instrument that we may enter into in the future. If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt could declare it immediately due and payable.

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

Our executive officers and other key personnel are important to our success and the loss of some of these individuals as a result of the relocation of our corporate offices could harm our business.

        Our executive officers and other key personnel have significant experience in the businesses in which we operate and the loss of certain of these individuals could harm our business. We have previously announced our intention to relocate our corporate offices from Tampa, Florida to Birmingham, Alabama. While we do not anticipate that this relocation will affect management and key employees of our operating subsidiaries, including our subsidiary Presidents, certain members of our management team and corporate staff, including our chief executive officer, chief financial officer, treasurer and general counsel have informed us they will not be relocating. Although we have been successful in attracting qualified individuals for key management and corporate positions in the past, there can be no assurance that we will continue to be successful in attracting and retaining a sufficient number of qualified personnel in the future and the loss of the services of management personnel as a result of the relocation or otherwise could harm our ability to successfully integrate and manage our business functions, prevent us from executing our business strategy and have an adverse effect on our results of operations and cash flows.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could impair our growth.

        Our ability to grow depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions. This strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary capabilities, products or services. There are many challenges to integrating acquired companies and businesses, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. It is possible that we will be unable to successfully complete potential acquisitions which could impair our growth.

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

We may be required to satisfy certain indemnification obligations to Walter Investment Management Corp. In addition, we have contingent obligations in respect of Walter Investment Management Corp. which, in certain circumstances, could become significant.

        In connection with the spin-off of our financing business and its merger with Hanover Capital Mortgage Holdings, Inc. on April 17, 2009, we entered into certain agreements with the surviving corporation, Walter Investment Management Corp. ("Walter Investment Management"), including a tax sharing agreement, a joint litigation agreement, a support letter of credit agreement in the amount of $15.7 million and a revolving credit facility and security agreement in which we have committed to make available up to $10.0 million in the event a major hurricane has occurred with projected losses greater than $2.5 million. Under the terms of the tax sharing agreement, to the extent that we or Walter Investment Management takes any action that would be inconsistent with the treatment of the spin-off of the financing business from us as a tax-free transaction under Section 355 of the Code, then any tax resulting from such actions will be attributable to the acting company and will result in indemnification obligations that could be significant. Under the terms of the joint litigation agreement, Walter Investment Management will indemnify us for certain liabilities arising from businesses and operations of the financing business at the time of the spin-off. Under the terms of the support letter of credit agreement, Walter Investment Management agrees to reimburse us for all costs incurred in posting the support letter of credit for Walter Investment Management's bank credit agreement as well as any draws under bonds posted in support of Walter Investment Management and its subsidiaries. Under the terms of the revolving credit and security agreement, Walter Investment Management will pay all fees and repay all loans made under the facility. All obligations of the support letter of credit and the revolving credit and security agreement will be due and payable upon the termination of this agreement on April 20, 2011. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. If Walter Investment Management is unable to satisfy its obligations under its indemnity to us, we may have to satisfy those obligations. In the case of the support letter of credit agreement and the revolving credit facility and security agreement, if Walter Investment Management cannot pay its obligations and the collateral backing those agreements is insufficient to satisfy the obligations, we could lose money in the satisfaction of those obligations.

Item 1B.    Unresolved Staff Comments:

  None

Item 2.    Description of Property

        The administrative headquarters and production facilities of the Company and its subsidiaries as of December 31, 2010 are summarized as follows:

			Building Square Footage
Facility/Location	Principal Operations	Land Acreage	Leased	Owned
Underground Mining
Blue Creek Coal Sales
Mobile, AL	River terminal—Owned	33
Jim Walter Resources
Brookwood, AL	Administrative headquarters			42,000
Brookwood, AL	Central shop, supply center and training center			131,100
Brookwood, AL	Real estate for mining operations—Owned	7,000
Brookwood, AL	Coal mines and coal bed methane fields—Owned	711		506,130
Brookwood, AL	Coal mines and coal bed methane fields—Leased	43,349
Walter Black Warrior Basin
Tuscaloosa County, AL	Administrative headquarters			12,800
Tuscaloosa County, AL	Coal bed methane fields—Leased	334,489
Surface Mining
Walter Minerals Brookwood, AL	Mine support facilities—Barge Loadout	40	140
Tuscaloosa Resources
Brookwood, AL	Mine support facilities			5,600
Brookwood, AL	Real estate for mining operations—Leased	2,280
Taft
Jasper, AL	Administrative headquarters		3,680
Walker County, AL	Mine support facilities			1,800
Walker County, AL	Supply shop			4,075
Walker County, AL	Real estate for mining operations—Owned	1,494
Walker County, AL	Real estate for mining operations—Leased	2,115
Blount County, AL	Real estate for mining operations—Leased	820	1,200
Walter Coke
Birmingham, AL	Administrative headquarters			12,000
Birmingham, AL	Furnace & foundry coke battery—Owned	511		148,000
Birmingham, AL	Closed facility—Owned	5		52,400
Birmingham, AL	Closed facility—Owned	2		10,000
Alexandria, IN	Closed facility—Owned	33		112,000
Other
Kodiak(1)
Shelby County, AL	Mine support facilities			13,100
Shelby County, AL	Supply shop			9,800
Shelby County, AL	Real estate for mining operations—Owned	76
Birmingham, AL(2)	Administrative headquarters		40,390
Tampa, FL(2)	Administrative headquarters		31,574
Tampa, FL(3)	Former Administrative headquarters for our Financing and Homebuilding businesses		46,500

(1)
Kodiak's mining operations ceased in December 2008. Facilities have been idled.

(2)
In January 2010, we signed a 10-year, non-cancellable lease agreement for 40,390 square feet of space at the Galleria Tower at Riverchase Galleria in Hoover, Ala., a suburb of Birmingham. The lease obligation related to the space at our executive offices in Tampa remains until 2012.

(3)
In April 2009, we spun off our Financing business and, also in 2009, our Homebuilding business was closed. The lease obligation related to this space remains until 2012.

        The following table provides the location of our recoverable reserves as of December 31, 2010:

ESTIMATED RECOVERABLE(1) COAL RESERVES
AS OF DECEMBER 31, 2010
(In Thousands of Tons)

			Reserves			Classifications(3)		Our Interest
Mine	Status of Operation	Coal Beds	Recoverable Reserves(1)	Assigned(2)	Unsssigned(2)	Measured	Indicated	Owned	Leased(4)	Reportable Acres
JWR's No. 4 Mine	Operational	Mary Lee and Blue Creek	79,283	79,283	—	75,879	3,404	199	79,084	18,443
JWR's No. 7 Mine	Operational	Mary Lee and Blue Creek	79,918	79,918	—	72,263	7,655	2,495	77,423	21,286
JWR's Yellow Creek Area	Pre-feasibility	Mary Lee and Blue Creek	22,271	—	22,271	22,028	243	—	22,271	4,332
TRI's East Brookwood Mine(6)	Operational	Upper & Lower Brookwood, Milldale, Carter & Johnson	211	211	—	211	—	211	—	18
TRI's Carter Mine(5)	Development	Carter	523	523	—	523	—	523	—	51
TRI's Panther 3 Mine	Idled	Carter, Johnson	289	289	—	289	—	289	—	161
Taft's Choctaw Mine(6)	Operational	Pratt, Nickle Plate, Top American, Bot. American & American No. 3	2,704	2,704	—	2,704	—	—	2,704	315
Taft's Reid School Mine(6)	Operational	Lick Creek Jefferson & Black Creek	379	379	—	379	—	—	379	94
Taft's Gayosa South Mine	Development	Pratt, Nickle Plate, Top American, Bot. American	389	389	—	389	—	—	389	70
Walter Minerals' Flat Top Mine	Ready for Operation	Pratt, Nickle Plate, Top American	2,285	2,285	—	2,285	—	2,285	—	356
Walter Minerals' Highway 59 Mine(6)	Operational	Lower Brookwood, Mildale, Carter & Johnson	462	462	—	462	—	49	413	34
Walter Minerals' Beltona East Mine	Development	Lick Creek Jefferson & Black Creek	1,117	1,117	—	1,117	—	1,117	—	184
Walter Minerals' Swann's Crossing Mine	Development	Guide 1 & 2, Lower Brookwood, Mildale, Carter	2,558	2,558	—	2,558	—	2,558	—	221
Walter Minerals' Morris Mine	Development	Upper & Lower New Castle, Mary Lee, Blue Creek	1,985	1,985	—	579	1,406	1,985	—	249

Total(7)			194,374	172,103	22,271	181,666	12,708	11,711	182,663	45,814

(1)
"Recoverable" reserves are defined as tons of mineable coal which can be extracted and marketed after deduction for coal to be left in pillars, etc. and adjusted for reasonable preparation and handling losses. Resource recovery is estimated at 54% for JWR's No. 4 and No. 7 Mines and 50% for the Yellow Creek Area. Resource recovery for secondary mining with continuous miners is estimated at 35%. For all other mines, recovery is estimated at 82%.

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

(5)
Carter Mine plans to begin production in 2011.

(6)
These active mines are surface mines utilizing drills, excavators, dozers and rock trucks for coal removal. In addition, the Taft Choctaw Mine uses a 47 cubic yard dragline.

(7)
Additional properties that are currently not under lease are under review for possible leasing options.

Note: Also see Glossary for definitions of technical terms

        The following table provides the quality (average ash and sulfur content and Btus per pound) of our recoverable coal reserves as of December 31, 2010:

ESTIMATED RECOVERABLE (1) COAL RESERVES (Continued)
AS OF DECEMBER 31, 2010
(In Thousands of Tons)

					QUALITY
					(Wet Basis)
				Compliant(8)
	Status of Operation(6)	Recoverable Reserves						Average Coal Seam (in Feet)
Mine			Type(1)	Y / N	% Ash	% Sulfur	BTU/lb.
JWR's No. 4 Mine(2,3)	Operational	79,283	Steam and/or Metallurgical	Yes	9.00	0.80	13,909	5.05
JWR's No. 7 Mine(4,5,7,9)	Operational	79,918	Steam and/or Metallurgical	Yes	9.00	0.75	13,952	4.23
JWR's Yellow Creek Area	Pre-feasibility	22,271	Steam and/or Metallurgical	Yes	9.00	0.69	13,791	5.90
TRI's East Brookwood Mine	Operational	211	Steam and/or Metallurgical	No	11.79	1.11	12,804	12.44
TRI's Carter Mine	Development	523	Steam and/or Metallurgical	No	14.61	1.37	12,326	9.61
TRI's Panther 3 Mine	Idled	289	Steam	No	8.93	1.47	13,636	1.99
Taft's Choctaw Mine	Operational	2,704	Steam and/or Metallurgical	No	10.98	1.76	12,902	6.45
Taft's Reid School Mine	Operational	379	Steam and/or Metallurgical	Yes—Black Creek Only	2.92	0.89	15,041	2.60
Taft's Gayosa South Mine	Development	389	Steam and/or Metallurgical	No	14.69	1.32	12,484	4.79
Walter Minerals' Flat Top Mine	Ready for Operation	2,285	Steam	No	10.89	2.13	13,590	5.80
Walter Minerals' Highway 59 Mine	Operational	462	Steam and/or Metallurgical	No	5.03	0.76	9,661	10.26
Walter Minerals' Beltona East Mine	Development	1,117	Steam and/or Metallurgical	Yes—Black Creek Only	7.79	2.58	14,162	4.88
Walter Minerals' Swann's Crossing Mine	Development	2,558	Steam and/or Metallurgical	No	12.57	1.29	12,395	9.85
Walter Minerals' Morris Mine	Development	1,985	Steam	No	20.80	1.60	12,175	5.46

Total		194,374

(1)
The majority of our reserves qualify as metallurgical coal and are within the Blue Creek, Mary Lee and Black Creek seams.

(2)
No. 4 Mine is an underground longwall mine. Production levels are a function of several processes operating simultaneously, each with it's own capacity limitations. Coal production starts at either the longwall face or a miner section face. No. 4 Mine has one longwall unit capable of producing at a rate of 4,000 raw tons per hour. In addition, No. 4 Mine has at any time, 3 or 4 continuous miner units with each capable of producing at a rate of 33 raw tons per minute. Both the longwall and the continuous miner units load raw coal onto a series of conveyor belts. These belts are capable of hauling from 4,000 raw tons per hour for face belts to 5,000 raw tons per hour for main line belts. The belt conveyors take the raw coal to the production shaft and hoist which is capable of hoisting 1,300 raw tons per hour to the surface storage piles.

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

(7)
Mine No. 5 closed in December 2006, however, the related preparation plant remains operational and serves as the washing and shipping point for production associated with the Mine No. 7 East expansion project.

(8)
Compliant coal, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus as required by Phase II of the Clean Air Act.

(9)
Mine No. 7 East completed an expansion project during 2009 that had originally been announced in 2004. With the addition of a new longwall unit, the new mine area consists of two longwall units and three continuous miner sections, providing incremental annual production capacity of approximately 2.7 million tons.

Note: Also see Glossary for definitions of technical terms.

        Production and average coal selling price per ton for each of the three years in the period ended December 31, 2010 were as follows (production in thousands):

	Production(1) /Average Coal Selling Price per Ton
Mine	2010		2009		2008
JWR's No. 4 Mine	2,797	$185.17	2,719	$125.59	3,188	$137.74
JWR's No. 7 Mine	3,870	$183.48	3,366	$126.05	2,854	$127.17
TRI's East Brookwood Mine	464	$95.13	539	$87.65	529	$64.48
TRI's Howton Mine	NA	NA	80	$86.83	297	$66.03
Taft's Choctaw Mine(2)	663	$63.91	626	$58.16	219	$64.45
Walter Minerals' Highway 59 Mine(3)	221	$81.23	82	$91.79	NA	NA
Taft's Reid School Mine(4)	163	$136.97	NA	NA	NA	NA

	8,178		7,412		7,087

(1)
The production year ends December 31.

(2)
Taft was acquired on September 2, 2008. Production and average coal selling price per ton include activity since the date of acquisition.

(3)
Operations of Walter Minerals' Highway 59 Mine commenced August 2009.

(4)
Operations of Taft's Reid School Mine commenced May 2010.

Item 3.    Legal Proceedings

        See the section entitled "Environmental" in Description of Business and Notes 2 and 16 of "Notes to Consolidated Financial Statements" included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

  None

 PART II

Item 5.    Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock (the "Common Stock") has been listed on the New York Stock Exchange under the trading symbol "WLT" since December 18, 1997. The table below sets forth the range of high and low closing sales prices of the Common Stock for the fiscal periods indicated.

	Year ended December 31, 2010
	High	Low
1st Fiscal quarter	$92.33	$64.55
2nd Fiscal quarter	$98.48	$60.85
3rd Fiscal quarter	$83.05	$59.23
4th Fiscal quarter	$129.84	$79.41

	Year ended December 31, 2009
	High	Low
1st Fiscal quarter	$25.73	$15.62
2nd Fiscal quarter	$37.69	$22.14
3rd Fiscal quarter	$67.21	$35.58
4th Fiscal quarter	$79.14	$54.66

        During the year ended December 31, 2010, we declared and paid a dividend of $0.10 per share to shareholders of record on February 19, and declared and paid a dividend of $0.125 per share to shareholders of record on each date of May 7, August 6 and November 5. During the year ended December 31, 2009, we declared and paid a dividend of $0.10 per share to shareholders of record on each date of February 20, May 8, August 7, and November 6. Covenants contained in certain of the debt instruments referred to in Note 12 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the Board of Directors and will depend on our future earnings, financial condition and other factors affecting dividend policy. As of February 22, 2011, there were 91 shareholders of record of the Common Stock.

        The following table sets forth certain information relating to our equity compensation plans as of December 31, 2010:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2002 Long-term Incentive Award Plan	700,652	$20.64	2,140,543
1995 Long-term Incentive Stock Plan	30,435	$7.44	—
1996 Employee Stock Purchase Plan	—	—	1,195,555

Sales of Unregistered Securities

        None

Common Stock Offering

        In June 2008, we completed an offering of 3.2 million shares of our common stock, from which we received $280.5 million of net proceeds. We used these proceeds to repay a portion of the term loan and revolving credit facility borrowings under our Amended 2005 Walter Credit Agreement.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(6)
January 1, 2010–January 31, 2010	47,407		$67.24	47,407	$17.4
February 1, 2010–February 28, 2010	44,823	(2)	$67.33	22,272	$15.9
March 1, 2010–March 31, 2010	311	(3)	$87.92	—	$15.9
April 1, 2010–April 30, 2010	466	(4)	$93.88	—	$15.9
May 1, 2010–May 31, 2010	517,476		$73.36	517,476	$22.9
June 1, 2010–June 30, 2010	150,234		$72.36	150,234	$12.1
July 1, 2010–July 31, 2010	79,260		$63.05	79,260	$7.1
August 1, 2010–August 31, 2010	94,100		$73.24	94,100	$0.2
September 1, 2010–September 30, 2010	321	(5)	$79.46	—	$0.2
October 1, 2010–October 31, 2010	—(6)		—	—	$0.2
November 1, 2010–November 30, 2010	—(6)		—	—	$0.2
December 1, 2010–December 31, 2010.	—(6)		—	—	$0.2

	934,398			910,749

(1)
In May 2010, our Board of Directors authorized a $45.0 million share repurchase program, which replaced the previously authorized $100.0 million share repurchase program that was approved during 2008 and completed during the second quarter of 2010. The $45.0 million share repurchase program was substantially completed during the third quarter of 2010.

(2)
In February 2010, we acquired 22,551 shares from employees at an average price of $67.35 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 1995 Long-Term Incentive Stock Plan and the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired. The remaining shares were purchased at market value under our share repurchase program.

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

(5)
In September 2010, we acquired 321 shares from employees at an average price of $79.46 per share to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

(6)
No shares were acquired during the fourth quarter of 2010.

Item 6.    Selected Financial Data

        The following data, insofar as it relates to each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from annual consolidated financial statements, including the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and statements of cash flows and the notes thereto as they relate to our continuing operations. The information presented below should be read in conjunction with our consolidated financial statements and the notes thereto, including Note 2 related to significant accounting policies, Note 5 related to discontinued operations and Note 3 for acquisitions, and the other information contained elsewhere in this report.

	Years ended December 31,
(in thousands, except per share data)	2010		2009	2008		2007		2006
Revenues	$1,587,730		$966,827	$1,149,684		$774,795		$813,012
Income from continuing operations	$389,425		$141,850	$231,192		$98,227		$130,578
Basic income per share from continuing operations	$7.32		$2.67	$4.30		$1.89		$2.97
Number of shares used in calculation of basic income per share from continuing operations	53,179		53,076	53,791		52,016		44,030
Diluted income per share from continuing operations	$7.25		$2.64	$4.24		$1.87		$2.57
Number of shares used in calculation of diluted income per share from continuing operations	53,700		53,819	54,585		52,490		52,078
Capital expenditures	$157,476		$96,298	$141,627		$147,556		$85,016
Net property, plant and equipment	$790,001		$522,931	$504,585		$385,140		$257,902
Total assets(1)	$1,651,853		$1,244,159	$1,195,695		$777,262		$640,315
Debt:
2005 Walter term loan	$136,062		$137,498	$138,934		$218,517		$248,706
2005 Walter revolving credit facility	$—		$—	$40,000		$—		$—
Convertible senior subordinated notes	$—		$—	$—		$785		$785
Miscellaneous debt	$32,411		$39,000	$46,451		$6,558		$—-
Quarterly cash dividend per common share	$0.125	(4)	$0.10	$0.10	(3)	$0.05	(2)	$0.04

(1)
Excludes assets of discontinued operations.

(2)
Raised to $0.05 per common share on February 7, 2007.

(3)
Raised to $0.10 per common share on July 31, 2008.

(4)
Raised to $0.125 per common share on April 21, 2010.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition and

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

ORGANIZATION

        Walter Energy, Inc. ("Walter") is a leading U.S. producer and exporter of premium hard coking coal for the global steel industry through our Underground Mining segment, operates surface mines for the steam coal and industrial coal markets through our Surface Mining segment and produces metallurgical coke through our Walter Coke segment. In December 2008, we announced the closure of our Homebuilding segment and on April 17, 2009, we spun off our Financing segment, creating Walter Investment Management Corp., a publicly-traded real estate investment trust. As a result of the closure and spin-off, amounts previously reported in those segments are presented as discontinued operations for all periods presented. See further discussion in Note 5 of "Notes to Consolidated Financial Statements." Unless otherwise noted, this "Management's Discussion and Analysis of Results of Operations and Financial Condition" addresses our continuing operations only.

EXECUTIVE DISCUSSION

        Overall, we were very pleased with our performance in 2010. Earnings increased in 2010 by approximately 175% as compared to 2009, reflecting strong pricing and production growth from our organic growth initiatives. Our key accomplishments in 2010 include:

  •
  We had income from continuing operations of $389.4 million, or $7.25 per diluted share, on revenues of $1.6 billion, primarily from record revenue and operating income from our Underground Mining segment.

  •
  Our EBITDA(1) totaled $692.8 million in 2010 compared to $275.1 million in 2009, an increase of 152%.

  •
  We kept our business focused on operating as safely and efficiently as possible, highlighted by a 21% reduction in the accident incident rate at our underground mines.

  •
  We achieved record coking coal sales of 7.2 million tons as sales volumes increased 18% in 2010, while production increased 10% year over year.

  •
  Our Surface Mining segment increased year-over-year sales volumes 20%.

  •
  Walter Coke achieved its second highest operating income ever of $32.5 million.

  •
  We acquired the assets of HighMount Exploration and Production Alabama, LLC ("HighMount") for a cash payment of approximately $210.0 million, which has significantly boosted our natural gas production, but more importantly, will also help ensure that future coal production areas will be properly degasified, enhancing the safety and operational efficiency of existing and future underground coking coal production in this area.

  •
  We leased mineral rights for an additional 22.2 million tons of coking coal reserves in an area near our existing underground mines.

  •
  We acquired the Mobile River Terminal at the Port of Mobile, ensuring we have adequate future export capacity at a competitive cost for our Alabama coking coal production.

  •
  In April 2010, we increased the cash dividend on our common stock from $0.10 per share to $0.125 per share. We paid cash dividends on common stock totaling $25.3 million or $0.475 per share during 2010.

  •
  We repurchased 0.9 million shares of common stock for $65.4 million.

  (1)
  Reconciliation of Net Income to EBITDA (in thousands):

	Years ended December 31,
	2010	2009
Net income	$385,797	$137,158
Add: Loss from discontinued operations	3,628	4,692
Add: Income tax expense	188,171	42,144
Add: Interest expense	17,250	18,975
Less: Interest income	(784)	(799)
Add: Depreciation and depletion expense	98,702	72,939

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA)(a)	$692,764	$275,109

(a)
EBITDA represents earnings from continuing operations before interest expense, interest income, income taxes, and depreciation and depletion expense. EBITDA is a financial measure which is not calculated in conformity with U.S. Generally Accepted Accounting Principles (GAAP) and should be considered supplemental to and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that EBITDA is a useful measure as some investors and analysts use EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. EBITDA may not be comparable to similarly titled measures used by other entities.

Pending Acquisition of Western Coal

        In November 2010 we entered into a share purchase agreement ("the Share Purchase Agreement") with various funds advised by Audley Capital to purchase approximately 54.5 million common shares or approximately 19.8% of the outstanding common shares of Western Coal Corp. ("Western Coal") for CAD$11.50 per share. On December 2, 2010 we entered into an arrangement agreement ("the Arrangement Agreement") with Western Coal (collectively the Share Purchase Agreement and the Arrangement Agreement, "the Acquisition") to acquire all of the remaining outstanding common shares of Western Coal for, at the holder's election, CAD$11.50 per share in cash or 0.114 of a Walter Energy share, or for a combination thereof, all subject to proration, if the total cash elections exceed 70% of the aggregate transaction consideration to be paid or the total share elections exceed 30% of the aggregate transaction consideration. The transaction will be implemented by way of a court-approved plan of arrangement under British Columbia law. The Arrangement Agreement has been unanimously approved by both companies' boards of directors and is expected to be completed on or about April 1, 2011. Completion of the transaction is subject to customary closing conditions, including Canadian court approvals, Western Coal shareholder approval, and the receipt of all necessary regulatory approvals.

        In conjunction with the Acquisition, we expect that we will transfer approximately $3.5 billion to Western Coal shareholders comprised of approximately $2.4 billion in cash and 9.0 million shares of our common stock. The common stock consideration is valued at approximately $1.1 billion using our closing share price as of January 25, 2011 of $121.44. The Acquisition will be funded through a combination of debt, common stock and cash on-hand. Prior to the closing of the Acquisition, we anticipate entering into a new $2.7 billion credit agreement. As of the closing of the Acquisition, we expect to have approximately $2.4 billion of indebtedness outstanding under the new credit agreement.

        In January 2011, as part of the Share Purchase Agreement, we purchased approximately 25.3 million common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital for CAD$11.50 per share or approximately $0.3 billion in cash, thereby reducing the amount of cash to be paid to the remaining Western Coal shareholders to approximately $2.1 billion. Under the terms of the Share Purchase Agreement, we will purchase the remaining 29.2 million shares from funds advised by Audley Capital upon the earlier of the completion of the acquisition of the common stock of Western Coal or April 30, 2011.

        Western Coal is a producer of high quality metallurgical coal from mines in northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (U.S.), and high quality anthracite coal in South Wales (UK). Western Coal produced 4.7 million short tons of coal in the first nine months of their fiscal year ending March 31, 2011. Western Coal is headquartered in Vancouver, BC, Canada.

        The Acquisition will create the leading, publicly traded 'pure-play' metallurgical coal producer in the world with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins. Long term, the combined company expects to have more than 20 million tons of annual coal production. We would have significant reserves available for future production, the majority of which is high-demand hard coking coal, with a diverse geographical footprint and operations in the U.S., Canada and the United Kingdom.

        For a discussion of the risks relating to the Arrangement Agreement, see Item 1A. Risk Factors-"Risk Factors Relating to the Arrangement Agreement with Western."

Pending Chevron Coal Lease and Mine Acquisition

        In April 2010, we signed a non-binding letter of intent to lease mineral rights associated with approximately 52.0 million tons of Blue Creek Coal reserves from Chevron Mining, Inc., a subsidiary of Chevron Corporation. The non-binding letter of intent also included the separate acquisition of the existing North River steam coal mine in Fayette County and Tuscaloosa County, Alabama, which has approximately 7.0 million tons of reserves remaining with expected annual production of approximately 2.0 million to 3.0 million tons, all of which is under contract. Negotiations are continuing.

Blue Creek Coal Reserves Expansion Plan

        We continue to make progress on our plan to acquire and develop approximately 170.0 million tons of Blue Creek Coal reserves to the northwest of our existing mines, which would more than double our current coking coal reserve base in Alabama. These additional reserves include the approximately 52.0 million tons of Chevron Mining, Inc. coal reserves as well as the lease for 22.2 million tons of coal reserves signed in 2010, both discussed above.

Industry Overview and Outlook

        Global steel production set a new record in 2010, with world crude steel production up to more than 1.4 billion metric tons, an increase of 15% as compared to 2009. Global steel utilization was 73.8% for 2010, up slightly from 2009. In our key markets of South America and Europe, steel production in both regions experienced significant gains. Production in South America totaled nearly 44 million tons, up 15.9% for the year while steel production in Europe increased 22.9% compared to 2009 to more than 205 million tons.

        Australian flooding continues into 2011 and reports suggest that the problems there have surpassed 2008 levels. In 2008, flooding led to the loss of more than 15 million metric tons of coal supply into the market, causing prices to spike to more than $315 per metric ton. Elsewhere, several Russian and Canadian producers have experienced labor and transportation issues, further constraining supply.

Additionally, most U.S. suppliers are already committed in their respective export markets. As a result, we believe that supply-demand imbalance will continue in our favor as supplies of coking coal, particularly high-quality coking coal, remain scarce. With improved economic growth in the Asian markets and strengthened outlooks for contract prices, industry reports are suggesting benchmark prices will average in excess of $250.00 per ton for 2011.

        We're looking forward to 2011 and plan to use our strong 2010 financial performance and the announced acquisition of Western Coal as a platform to continue creating value for our shareholders. Driven by the strong pricing, and despite some production issues, we remain confident that 2011 will be a record year for us, with record revenues and earnings from our Underground Mining segment, as we continue to execute on our Alabama expansion initiatives to drive growth.

        This strong market environment emphasizes Walter's investment considerations and growth prospects:

  •
  The acquisition of Western Coal, expected to be completed on or about April 1, 2011, will make Walter the leading, publicly traded 'pure-play' coking coal producer in the world. In addition, the combination increases the size, scale and diversity of our operations, significantly enhancing our financial profile and geographic reach, particularly into Asia.

  •
  Our coking coal product is among the highest quality in the world. Our low- and mid-vol coals possess the chemical and physical characteristics, including high coke strength and good fluidity, that steel producers prefer.

  •
  We believe that demand for high quality, hard coking coals, will continue to increase and that these raw materials will continue to grow in scarcity, particularly for the highest-grade coals, such as ours.

RESULTS OF CONTINUING OPERATIONS

2010 Summary Operating Results

	For the Year Ended December 31, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$1,340,137	$129,517	$181,012	$906	$(80,727)	$1,570,845
Miscellaneous income	9,611	4,217	967	2,090	—	16,885

Revenues	1,349,748	133,734	181,979	2,996	(80,727)	1,587,730
Cost of sales (exclusive of depreciation and depletion)	619,079	91,288	133,574	237	(77,662)	766,516
Depreciation and depletion	81,563	12,515	4,092	532	—	98,702
Selling, general & administrative	24,767	5,559	12,505	44,357	(216)	86,972
Postretirement benefits	43,689	202	(663)	(1,750)	—	41,478

Operating income (loss)	$580,650	$24,170	$32,471	$(40,380)	$(2,849)	594,062

Less: Interest expense, net						16,466
Less: Income tax expense						188,171

Income from continuing operations						$389,425

	For the Year Ended December 31, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$782,527	$95,484	$100,669	$584	$(23,756)	$955,508
Miscellaneous income	4,798	4,072	564	1,885	—	11,319

Revenues	787,325	99,556	101,233	2,469	(23,756)	966,827
Cost of sales (exclusive of depreciation and depletion)	464,325	61,851	85,050	(412)	(24,040)	586,774
Depreciation and depletion	59,393	8,574	4,566	406	—	72,939
Selling, general & administrative	23,219	4,409	9,881	32,630	(76)	70,063
Postretirement benefits	32,199	230	(527)	(1,069)	—	30,833
Amortization of intangibles	—	447	—	—	—	447
Restructuring & impairment charges	—	—	3,601	—	—	3,601

Operating income (loss)	$208,189	$24,045	$(1,338)	$(29,086)	$360	202,170

Less: Interest expense, net						18,176
Less: Income tax expense						42,144

Income from continuing operations						$141,850

	Increase (Decrease) for the Year Ended December 31, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$557,610	$34,033	$80,343	$322	$(56,971)	$615,337
Miscellaneous income	4,813	145	403	205	—	5,566

Revenues	562,423	34,178	80,746	527	(56,971)	620,903
Cost of sales (exclusive of depreciation and depletion)	154,754	29,437	48,524	649	(53,622)	179,742
Depreciation and depletion	22,170	3,941	(474)	126	—	25,763
Selling, general & administrative	1,548	1,150	2,624	11,727	(140)	16,909
Postretirement benefits	11,490	(28)	(136)	(681)	—	10,645
Amortization of intangibles	—	(447)	—	—	—	(447)
Restructuring & impairment charges	—	—	(3,601)	—	—	(3,601)

Operating income (loss)	$372,461	$125	$33,809	$(11,294)	$(3,209)	391,892

Less: (Increase) decrease in interest expense, net						1,710
Less: (Increase) decrease in income tax expense						(146,027)

Income from continuing operations						$247,575

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Overview of Consolidated Financial Results

        Our income from continuing operations for the year ended December 31, 2010 was $389.4 million or $7.25 per diluted share, which compares to $141.9 million, or $2.64 per diluted share for the year ended December 31, 2009.

        Principal factors impacting income from continuing operations in 2010 compared to 2009 include:

  •
  Revenues in 2010 increased $620.9 million, or 64.2% from 2009. The increase in revenues was primarily due to significantly higher average selling prices and higher volumes for coking coal from our Underground Mining segment, along with increased volumes and higher average selling prices for metallurgical coke, steam and industrial coal from our Walter Coke and Surface Mining segments.

  •
  Cost of sales, exclusive of depreciation and depletion, increased $179.7 million to $766.5 million in 2010 as compared to 2009, primarily as a result of increased volumes in all our operating segments along with higher freight and royalty costs in our Underground Mining segment, higher production costs at our Surface Mining segment, and higher raw material costs at our Walter Coke segment. Cost of sales represented 48.8% of sales in 2010 versus 61.4% of 2009. This reduction of cost of sales as a percentage of sales is primarily the result of increased selling prices.

  •
  Depreciation and depletion expense in 2010 increased $25.8 million as compared to 2009. The increase was primarily due to higher depreciation and depletion in our Underground Mining segment resulting from a change to the unit-of-production method of depletion on certain gas properties, as well as depreciation and depletion related to the HighMount acquisition and from capital expenditures to develop our Mine No. 7 East longwall operation.

  •
  Selling, general & administrative expenses increased $16.9 million, or 24.1%, from 2009 primarily attributable to costs associated with the pending acquisition of Western Coal, acquisition and integration costs associated with the purchase of HighMount, costs associated with the relocation of our corporate headquarters and increases in employee compensation and benefit related expenses. Costs associated with completed and pending acquisitions totaled $9.5 million in 2010.

  •
  Restructuring and impairment charges in 2009 of $3.6 million are for the closure of Walter Coke's fiber plant in December 2009.

  •
  Our effective tax rate for 2010 and 2009 was 32.6% and 22.9%, respectively. Income tax expense for 2010 includes a one-time tax charge of $20.7 million related to the elimination of the favorable tax treatment of post 2012 Medicare Part D subsidies due to the passage of the Health Care Reform Act in March 2010, as well as a one-time tax benefit of $17.4 million related to unconventional fuel source credits for our Walter Coke segment for the years 2006 through 2009. These items are not expected to recur. Additionally, the impact of percentage depletion resulted in a significantly larger favorable impact on the full year tax rate in 2009 compared to the 2010 tax rate.

Outlook for Our Operating Segments

        In addition to the general overview discussions above, the following discussion provides specific operating and forward-looking information regarding each of our operating segments.

Underground Mining

  •
  Approximately 7.2 million tons of coking coal were sold in 2010 at an average selling price of $180.80 per short ton as compared to 6.1 million tons at an average price of $124.64 per short ton in 2009. Due to a loss of production through mid-February in 2011, we estimate that coking coal sales volumes will be at most 8.5 million tons in 2011. Of this amount, up to 500,000 tons are expected to result from purchased coal opportunities. Our previous expectation for 2011 sales volumes was between 8.5 to 9.0 million tons. However, with benchmark pricing increasing significantly in early 2011, we expect pricing gains to more than offset the lower production.

  •
  Coking coal pricing for the first quarter of 2011 is expected to average approximately $215 per metric ton FOB port (approximately $195 per short ton FOB port), which includes a mix of carryover tons at $209 per metric ton as well as new contract tons for the first quarter at or above the $225 per metric ton benchmark price. The average realized selling price will also be affected by lower priced purchased coal. Most of our coking coal volumes are committed for 2011. However, nearly our entire second half of the year contract sales volume is currently unpriced, leaving us well positioned to benefit from what we expect to be a strong price environment.

  •
  In the fourth quarter of 2010, we sold 1.7 million short tons, at an operating income of $85.41 per ton. Fourth quarter 2010 sales volumes were at the low end of our previously issued guidance due to a longer than expected longwall move in December and difficult mining conditions at both of our underground mines late in the quarter. These mining conditions continued into February 2011 and, along with the impact of two planned first quarter 2011 longwall moves, we expect first quarter sales volumes to be in the range of 1.6 to 1.8 million tons. Our forecasted first quarter 2011 operating income per ton ranges from $83.00 to $87.00.

  •
  The coal bed methane business sold 10.6 billion cubic feet of natural gas at an average hedged price of $4.52 per thousand cubic feet in 2010 versus 6.1 billion cubic feet at an average hedged price of $4.27 per thousand cubic feet in 2009. Our 2010 results include production and sales from the recently acquired HighMount natural gas operation. We expect to sell approximately 14 billion cubic feet of natural gas in 2011.

Surface Mining

  •
  During 2010, our surface mining operations produced and sold approximately 1.5 million tons of steam, industrial and metallurgical coal, as compared to 1.3 million tons produced and 1.2 million tons sold during 2009. The increased production and sales volumes primarily resulted from coal blending opportunities, inventory availability and additional tons produced at our Reid School metallurgical coal mine, which opened in May 2010.We expect Surface Mining to produce and sell between 1.6 and 1.7 million tons in 2011.

Walter Coke

  •
  Walter Coke sold 434,000 tons of metallurgical coke at an average selling price of $372.76 per ton in 2010 as compared to 200,000 tons at an average price of $328.85 per ton in 2009. Pricing and sales volume improvements were primarily the result of demand from improved domestic automotive and steel markets.We expect 2011 production to be between 400,000 and 420,000 tons.

        The current and prior year period results also include the impact of the factors discussed in the following segment analysis.

Segment Analysis

Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources, Blue Creek Coal Sales and Walter Black Warrior Basin, reported revenues of $1.3 billion for 2010, an increase of $562.4 million from the same period in 2009. The increase in revenues was primarily due to significantly higher average selling prices and higher volumes of coking coal sales during 2010 as compared to 2009 as shown in the table below:

	For the years ended December 31,
	2010	2009
Average coal selling price(1) (per short ton)	$180.80	$124.64
Tons of coal sold(1) (in thousands)	7,164	6,084
Average hedged natural gas selling price (per mcf)	$4.52	$4.27
Billion cubic feet of natural gas sold	10.6	6.1
Number of producing natural gas wells(2)	1,770	391

(1)
Includes sales of both coking coal produced and purchased coal.

(2)
Includes 1,370 wells associated with the acquisition of HighMount in 2010.

        Underground Mining reported operating income of $580.7 million in 2010 as compared to $208.2 million in 2009. The $372.5 million increase in operating income was almost entirely due to the increase in revenue as noted above, partially offset by higher cost of sales and depreciation and depletion. Cost of sales, exclusive of depreciation and depletion, increased as a result of higher sales volumes and higher freight and royalty costs. Depreciation and depletion increased as a result of implementing the unit-of-production method of accounting for depletion of certain gas properties during 2010, as well as depreciation and depletion related to the HighMount acquisition and the No. 7 East mine expansion.

Surface Mining

        Surface Mining, which includes the operations of Tuscaloosa Resources, Inc. ("TRI"), Taft and Walter Minerals, reported revenues of $133.7 million in 2010, an increase of $34.2 million from 2009. The increase in revenues was primarily attributable to higher sales volumes and average selling prices of coal sold during 2010 as compared to 2009. The increase in sales volumes was primarily due to coal blending opportunities, inventory availability and additional tons produced at our Reid School metallurgical coal mine opened in May 2010. Statistics for Surface Mining are presented in the following table:

	For the years ended December 31,
	2010	2009
Average coal selling price (per short ton)	$85.64	$76.20
Tons of coal sold (in thousands)	1,477	1,234

        Surface Mining reported operating income of $24.2 million in 2010 versus $24.0 million in 2009. Although revenues increased by $34.2 million, operating income was essentially unchanged, primarily attributable to higher costs because of mining ratios and difficult geologic conditions experienced during the second half of 2010 as well as $3.8 million in repair work on the dragline at Taft's Choctaw mine completed during the second quarter of 2010.

Walter Coke

        Walter Coke's revenues were $182.0 million in 2010, an increase of $80.7 million as compared to 2009, reflecting increased customer demand in the domestic automotive and steel markets resulting in increases in both volumes and average selling prices. Statistics for Walter Coke are presented in the following table:

	For the years ended December 31,
	2010	2009
Metallurgical coke average selling price (per short ton)	$372.76	$328.85
Metallurgical coke tons sold (in thousands)	434	200

        Walter Coke's operating income was $32.5 million in 2010 as compared to an operating loss of $1.3 million in the same period in 2009, an increase of $33.8 million. This increase in operating income was primarily the result of higher sales volumes and pricing, partially offset by increased raw material costs. In addition, 2009 includes a $3.6 million restructuring and impairment charge and $0.9 million of inventory write-downs for the closure of Walter Coke's fiber plant in December 2009.

2009 Summary Operating Results

	For the Year Ended December 31, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$782,527	$95,484	$100,669	$584	$(23,756)	$955,508
Miscellaneous income	4,798	4,072	564	1,885	—	11,319

Revenues	787,325	99,556	101,233	2,469	(23,756)	966,827
Cost of sales (exclusive of depreciation and depletion)	464,325	61,851	85,050	(412)	(24,040)	586,774
Depreciation and depletion	59,393	8,574	4,566	406		72,939
Selling, general & administrative	23,219	4,409	9,881	32,630	(76)	70,063
Postretirement benefits	32,199	230	(527)	(1,069)		30,833
Amortization of intangibles		447				447
Restructuring & impairment charges	—	—	3,601	—	—	3,601

Operating income (loss)	$208,189	$24,045	$(1,338)	$(29,086)	$360	202,170

Less: Interest expense, net						18,176
Less: Income tax expense						42,144

Income from continuing operations						$141,850

	For the Year Ended December 31, 2008
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$902,268	$70,221	$205,398	$1,602	$(43,744)	$1,135,745
Miscellaneous income	8,799	2,490	832	1,822	(4)	13,939

Revenues	911,067	72,711	206,230	3,424	(43,748)	1,149,684
Cost of sales (exclusive of depreciation and depletion)	490,757	51,373	128,653	(681)	(41,777)	628,325
Depreciation and depletion	43,149	8,327	4,152	914	—	56,542
Selling, general & administrative	19,942	3,769	13,398	26,942	(657)	63,394
Postretirement benefits	29,148	(20)	(645)	(926)	—	27,557
Amortization of intangibles	—	273	—	—	—	273
Restructuring & impairment charges	—	32,386	—	—	—	32,386

Operating income (loss)	$328,071	$(23,397)	$60,672	$(22,825)	$(1,314)	341,207

Less: Interest expense, net						8,418
Less: Income tax expense						101,597

Income from continuing operations						$231,192

	Increase (Decrease) for the Year Ended December 31, 2009
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$(119,741)	$25,263	$(104,729)	$(1,018)	$19,988	$(180,237)
Miscellaneous income	(4,001)	1,582	(268)	63	4	(2,620)

Revenues	(123,742)	26,845	(104,997)	(955)	19,992	(182,857)
Cost of sales (exclusive of depreciation and depletion)	(26,432)	10,478	(43,603)	269	17,737	(41,551)
Depreciation and depletion	16,244	247	414	(508)	—	16,397
Selling, general & administrative	3,277	640	(3,517)	5,688	581	6,669
Postretirement benefits	3,051	250	118	(143)	—	3,276
Amortization of intangibles	—	174	—	—	—	174
Restructuring & impairment charges	—	(32,386)	3,601	—	—	(28,785)

Operating income (loss)	$(119,882)	$47,442	$(62,010)	$(6,261)	$1,674	(139,037)

Less: (Increase) decrease in interest expense, net						(9,758)
Less: (Increase) decrease in income tax expense						59,453

Income from continuing operations						$(89,342)

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

  •
  Cost of sales, exclusive of depreciation and depletion, decreased $41.6 million in 2009 compared to 2008. Cost of sales represented 60.7% of revenues in 2009, up from 54.7% in 2008. For the most part, cost of sales dollars decreased in line with the decrease in sales. The effect of lower average pricing at Underground Mining and Walter Coke however, contributed to the increase in cost of sales as a percentage of sales.

  •
  Depreciation and depletion expense in 2009 increased $16.4 million compared to 2008. The increase was primarily due to our continued investment in the expansion of Underground Mining's mine operations.

  •
  Selling, general and administrative expenses increased $6.7 million, or 10.5%, from 2008 primarily due to expenditures for our transformation strategy and planned relocation of the Company's headquarters to Birmingham, Alabama.

  •
  Restructuring and impairment charges in 2009 included $3.6 million for the closure of Walter Coke's fiber plant in December 2009, while 2008 includes a charge of $32.4 million related to the impairment in the value of Taft's mineral interests as of December 31, 2008.

  •
  Operating income was $202.2 million in 2009, down $139.0 million versus 2008, primarily due to lower coking coal, metallurgical coke and natural gas pricing and lower metallurgical coke volumes, with lower pricing of these products making up 55% of the decrease in operating income.

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

  •
  Our effective tax rate for 2009 and 2008 was 22.9% and 30.5%, respectively. Our 2009 effective tax rate was lower than 2008 primarily due to a permanent tax benefit of $6.7 million recognized in 2009 for non-taxable OPEB Medicare Part D subsidies and a $3.8 million net tax benefit recognized in 2009 relating to a change in the effective state tax rate. Excluding these items, the effective tax rate in 2009 would have been 28.7%. Both the 2009 and 2008 effective tax rates differ from the federal statutory rate primarily due to the benefit of percentage depletion deductions.

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

	For the years ended December 31,
	2009	2008
Average coal selling price (per short ton) at the port	$124.64	$130.95
Tons of coal sold (in thousands)	6,084	6,334
Average hedged natural gas selling price (per mcf)	$4.27	$8.39
Billion cubic feet of natural gas sold	6.1	6.6
Number of natural gas wells	391	442

        Underground Mining reported a decrease in operating income of $119.9 million in 2009, compared to 2008. Approximately 53% of the decrease in operating income is attributable to decreased pricing of coking coal and natural gas. Lower coking coal volumes, increased labor costs and depreciation and depletion expense contributed to the remainder of the decrease in operating income.

Surface Mining

        Surface Mining reported a revenue increase of $26.8 million in 2009 compared to 2008. More than 50% of the increase in revenues is due to an increase in the average coal selling price at TRI, while the remainder is due to volume increases, primarily related to the acquisition of Taft in September 2008. Statistics for Surface Mining are presented in the following table:

	For the years ended December 31,
	2009	2008
Average coal selling price (per short ton)	$76.20	$64.96
Tons of coal sold (in thousands)	1,234	1,069

        Surface Mining reported operating income of $24.0 million in 2009 versus an operating loss of $23.4 million in 2008. The 2008 results include a $32.4 million impairment charge related to a decline in the value of Taft's mineral interests as of December 31, 2008. Excluding this charge, operating income in 2008 was $9.0 million, and the $15.0 million improvement in 2009 operating income from 2008 is almost entirely due to an increase in average coal selling prices.

Walter Coke

        Walter Coke's revenues decreased $105.0 million in 2009 compared to 2008 due to decreased customer demand in the weak domestic steel market. Approximately 91% of the decrease in revenues was due to lower volumes, with the remainder due to a decrease in metallurgical coke selling price as indicated in the table below:

	For the years ended December 31,
	2009	2008
Metallurgical coke average selling price (per short ton)	$328.85	$393.66
Metallurgical coke tons sold (in thousands)	200	409

        Walter Coke's operating loss was $1.3 million in 2009 compared to an operating profit of $60.7 million in 2008. Approximately 72% of the decline in operating results was due to lower volumes, while approximately 15% was due to lower average selling prices. In addition, Walter Coke recorded a $3.6 million restructuring and impairment charge and $0.9 million of inventory write-downs in 2009 related to the closure of Walter Coke's fiber plant.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $128.1 million from $165.3 million at December 31, 2009 to $293.4 million at December 31, 2010, reflecting $574.1 million in cash flows provided by operating activities, mostly offset by $370.9 million of cash flows used in investing activities and $74.7 million of cash flows used in financing activities. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables were $143.2 million at December 31, 2010, an increase of $72.7 million from December 31, 2009 due to higher revenues in the fourth quarter of 2010 as compared to the fourth quarter of 2009.

        Current deferred income tax assets were $62.4 million at December 31, 2010, a decrease of $48.2 million from December 31, 2009, primarily due to the full utilization of federal net operating loss carryforwards, partially offset by an increase due to the recognition of unconventional fuel source credits for our Walter Coke segment in the first quarter of 2010.

        Net property, plant and equipment was $790.0 million at December 31, 2010, an increase of $267.1 million from December 31, 2009, primarily due to the acquisitions of HighMount and the Mobile River Terminal land in 2010.

        Long-term deferred income tax assets were $149.5 million at December 31, 2010, a decrease of $28.8 million from December 31, 2009, primarily due to the first quarter 2010 write-off of the deferred tax associated with Medicare Part D subsidies as a result of the enactment of the Health Care Reform Act in March of 2010 and also due to a change in the applied state deferred tax rates.

        Accounts payable increased $26.5 million from $44.2 million at December 31, 2009 to $70.7 million at December 31, 2010, primarily attributable to increased freight and royalty costs associated with the increased volumes of coking coal sold in the fourth quarter of 2010 versus the fourth quarter of 2009. Additionally, at December 31, 2010, we had outstanding accounts payable associated with the HighMount coal bed methane business that was acquired in the second quarter of 2010.

        The long-term portion of the accumulated postretirement benefits obligation was $451.3 million at December 31, 2010, up $22.2 million from $429.1 million at December 31, 2009. The increase is primarily attributable to a decrease in the discount rate for the United Mine Workers of America portion of the postretirement benefit plan obligation causing an actuarially-determined increase to the liability at December 31, 2010 of approximately $24.4 million. This adjustment is recognized as a corresponding decrease to stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term funding is our bank term loan. As of December 31, 2010, total debt decreased $8.0 million as compared to December 31, 2009. See discussion below and Note 12 of "Notes to Consolidated Financial Statements."

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

        As previously described, in November 2010 we entered into a share purchase agreement ("the Share Purchase Agreement") with various funds advised by Audley Capital to purchase approximately 54.5 million common shares or approximately 19.8% of the outstanding common shares of Western Coal Corp. ("Western Coal") for CAD$11.50 per share. On December 2, 2010 we entered into an arrangement agreement ("the Arrangement Agreement") with Western Coal (collectively the Share Purchase Agreement and the Arrangement Agreement, "the Acquisition") to acquire all of the remaining outstanding common shares of Western Coal for, at the holder's election, CAD$11.50 per share in cash or 0.114 of a Walter Energy share, or for a combination thereof, all subject to proration, if the total cash elections exceed 70% of the aggregate transaction consideration to be paid or the total share elections exceed 30% of the aggregate transaction consideration.

        In conjunction with the Acquisition, we expect that we will transfer approximately $3.5 billion to Western Coal shareholders comprised of approximately $2.4 billion in cash and 9.0 million shares of our common stock. The common stock consideration is valued at approximately $1.1 billion using our closing share price as of January 25, 2011 of $121.44. The Acquisition will be funded through a combination of debt, common stock and cash on-hand. Prior to the closing of the Acquisition, we anticipate entering into a new $2.7 billion credit agreement. As of the closing of the Acquisition, we expect to have approximately $2.4 billion of indebtedness outstanding under the new credit agreement.

        In January 2011, as part of the Share Purchase Agreement, we purchased approximately 25.3 million common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital for CAD$11.50 per share or approximately $0.3 billion in cash, thereby reducing the amount of cash to be paid to the remaining Western Coal shareholders to approximately $2.1 billion. Under the terms of the Share Purchase Agreement, we will purchase the remaining 29.2 million shares from funds advised by Audley Capital upon the earlier of the completion of the acquisition of the common stock of Western Coal or April 30, 2011.

2005 Walter Credit Agreement

        In 2005, we entered into a $675.0 million credit agreement ("2005 Walter Credit Agreement") which included, prior to its amendments, (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, of which $136.1 million and $137.5 million was outstanding as of December 31, 2010 and 2009 with weighted average interest rates of 2.51% and 2.49%, respectively, and (2) an initial $225.0 million revolving credit facility ("Revolver") which provides for loans and letters of credit. Our obligations under the 2005 Walter Credit Agreement ("Credit Agreement") are secured by substantially all of our and our guarantors' real, personal and intellectual property, and our ownership interest in the guarantors. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        In 2008, we amended the Credit Agreement to increase the Revolver to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate certain debt related to the Financing segment prior to spin-off. Certain other terms, including affirmative and negative covenants as well as restrictions on our ability to engage in specified activities, were also amended, and included, but were not limited to, limitations on increased indebtedness and approval of certain activities associated with our strategic initiatives in businesses that are now discontinued.

        In 2009, we amended the Credit Agreement to extend the maturity date of the Revolver from October 4, 2010 to July 2, 2012 and amended the size of the Revolver to $300.0 million that, subject to certain conditions, can be increased to $425.0 million. The amendment also increased the interest rate on the Revolver to as much as LIBOR plus 400 basis points. The commitment fee on the unused portion of the Revolver was set at 0.5% per year for all pricing levels compared to a range of 0.4% to 0.5% per year prior to the change. In addition, certain financial covenants in the Credit Agreement were eliminated. The amendment did not affect the term loan portion of the Credit Agreement.

        In November 2010, we amended the Credit Agreement to remove any condition prohibiting us from acquiring approximately 25.3 million shares of common stock of Western Coal Corp. from affiliates of Audley Capital. These shares were acquired in January 2011. See Note 4 of "Notes to Consolidated Financial Statements" regarding the pending acquisition of Western Coal.

        As of December 31, 2010, the term loan bears interest at LIBOR plus 225 basis points and we had $59.9 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed in Note 5 of "Notes to Consolidated Financial Statements," no Revolver borrowings, and $236.3 million of availability for future borrowings under the Revolver.

Other Debt

        In October 2008, we entered into a $32.3 million equipment financing arrangement for certain previously procured mining equipment. This facility requires variable monthly payments using a predetermined amortization schedule, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At December 31, 2010, there was $21.0 million outstanding at a stated interest rate of 4.01%. In addition, in 2008, we entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit fixed interest rate of 9.78%. At December 31, 2010 there was a balance remaining of $6.3 million. In June 2010, we entered into an $18.9 million arrangement, with an implicit interest rate of 2.50%, to finance the premium payments of our property insurance. Payments of $13.9 million were made during 2010. As of December 31, 2010, the outstanding balance of $5.0 million is due to be repaid in 2011.

Statements of Cash Flows

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the years ended December 31,
	2010	2009
Cash flows provided by operating activities	$574,150	$283,968
Cash flows used in investing activities	(370,854)	(93,028)
Cash flows used in financing activities	(74,682)	(147,143)

Cash flows provided by continuing operations	128,614	43,797
Cash flows provided by (used in) discontinued operations	(1,202)	5,064

Net increase in cash and cash equivalents	$127,412	$48,861

        Cash balances were $293.4 million and $165.3 million at December 31, 2010 and December 31, 2009, respectively. The increase in cash in 2010 results from cash provided by operating activities of $574.2 million, mostly offset by capital expenditures of $157.5 million, cash used in the acquisition of HighMount of $210.0 million, debt repayments of $27.0 million, purchases of our common stock of $65.4 million, and cash dividend payments of $25.3 million.

        Net cash provided by operating activities of continuing operations was $574.2 million for the year ended December 31, 2010 compared to $284.0 million for 2009. The increase of $290.2 million is primarily attributable to an increase of $294.1 million in income from continuing operations, after adjusting for non-cash items such as depreciation and depletion and deferred taxes.

        Cash flows used in investing activities of continuing operations for the year ended December 31, 2010 were $370.9 million compared to $93.0 million for the same period in 2009. The increase in cash flows used in investing activities of $277.9 million was primarily attributable to the $210.0 million of cash used to acquire HighMount during the second quarter of 2010, and increased capital expenditures principally related to the acquisition of the Mobile River Terminal during the fourth quarter of 2010 and various other mine development activities at Underground Mining.

        Cash flows used in financing activities of continuing operations for the year ended December 31, 2010 were $74.7 million compared to $147.1 million of cash flows used in financing activities in 2009. The $72.4 million decrease of cash used in financing activities was primarily the result of $33.8 million of cash spun off to Financing in 2009 in conjunction with our April 2009 spin off of the Financing segment, an increase in proceeds from the exercise and tax benefit of equity awards of $7.2 million and $28.9 million, respectively, and a decrease in retirements of debt of $34.6 million. These decreases were partially offset by a $31.2 million increase in stock repurchases under the stock repurchase program.

Capital Expenditures

        Capital expenditures totaled $157.5 million in 2010 related principally to our Mine No. 7 East expansion project, the acquisition of the Mobile River Terminal and other mine development activities at Underground Mining. Capital expenditures for 2011 are expected to total approximately $150 to $175 million. We currently expect to spend $50 to $60 million of the total in our underground mining operations for equipment to expand the face on two of our longwalls as well as several new shafts planned during the year. Capital expenditures for 2011 do not include any potential capital spending for the pending acquisition of Western Coal.

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

        The following tables summarize our contractual obligations and commercial commitments as of December 31, 2010. This table does not include interest payable on these obligations. In 2010, we paid approximately $10.0 million of interest on the term loan, revolver and other debt financings. This table does not include any contractual obligations or commercial commitments we may incur as a result of the pending acquisition of Western Coal.

        Contractual obligations and commercial commitments(4) (in thousands):

		Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
2005 Walter term loan	$136,062	$1,436	$134,626	$—	$—	$—	$—
Other debt(1)	32,411	12,467	9,435	8,726	1,783	—	—
Operating leases	28,322	13,149	6,361	2,775	1,145	1,006	3,886
Long term purchase obligations(2)	34,405	12,511	12,511	9,383	—	—	—

Total contractual cash obligations	$231,200	39,563	162,933	20,884	2,928	1,006	$3,886

Other long-term liabilities(3)		24,753	26,005	27,397	28,644	29,586

Total cash obligations		$64,316	$188,938	$48,281	$31,572	$30,592

(1)
Primarily includes equipment financing, capital leases and a one-year property insurance financing agreement. See Note 12 of "Notes to Consolidated Financial Statements" for further discussion.

(2)
Represents minimum maintenance payments due for assets under capital lease.

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

Environmental, Miscellaneous Litigation and Other Commitments and Contingencies

        See Note 16 of "Notes to Consolidated Financial Statements" for discussion of these matters not included in the tables above due to their contingent nature.

CRITICAL ACCOUNTING ESTIMATES

        Management's discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and notes thereto, particularly Note 18 of "Notes to Consolidated Financial Statements" which presents revenues and operating income by reportable segment. The preparation of financial statements in accordance with accounting principles generally accepted in the

United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these financial statements or disclosed in the related notes thereto. Management evaluates these estimates and assumptions on an ongoing basis, using historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management's estimates.

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

Inventory Valuation

        The valuation of coal inventories are subject to estimates due to possible gains or losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales, and aerial surveys used to measure quantities and due to fluctuations in moisture content. Adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent losses, primarily based on historical findings, related to the results of aerial surveys and periodic coal pile clean-ups. During the five years ended December 31, 2010, results of aerial surveys have indicated that perpetual records require adjustments ranging from +6.1% to -5.5% of the ending inventory tonnage balance. As a result of these historical results, we have recognized a reduction to the ending coal inventory at December 31, 2010 in the amount of $0.5 million, or 1.6% of the ending balance, as the estimate of the probable valuation inaccuracy inherent in the inventory balance. A 1.0% gain or loss of the inventory balance at December 31, 2010 potentially resulting from these inherent inaccuracies in the measurement processes would result in an increase or decrease, respectively, to income of approximately $0.3 million.

Employee Benefits

        We provide a range of benefits to our employees and retirees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions used in developing the required estimates including the following key factors:

  •
  Discount rate

  •
  Salary growth

  •
  Retirement rates

  •
  Mortality rates

  •
  Healthcare cost trends

  •
  Expected return on plan assets

	Pension Benefits		Other Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.30%	5.90%	5.35%	5.90%
Rate of compensation increase	3.70%	3.70%	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.90%	6.50%	5.90%	6.50%
Expected return on plan assets	8.25%	8.90%	—	—
Rate of compensation increase	3.70%	3.70%	—	—

	December 31,
	2010		2009
	Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.50%	7.50%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016	2016

        The discount rate used to determine pension and other post-retirement expense was 5.90% for 2010 and 6.50% for 2009. The rate of return on plan assets used to determine pension expense is 8.25% for 2010 and 8.90% for 2009. The discount rate is based on a yield-curve approach which discounts each projected benefit obligation based cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective liability stream cash flow. The model sums the present values of all of the cash flows and then calculates the equivalent weighted-average discount rate by imputing the single interest rate that equates the total present value with the stream of future cash flows. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of modifications are amortized over future periods.

        Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects as of and for the year ended December 31, 2010 (in thousands):

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Healthcare cost trend:
Effect on total of service and interest cost components	$4,358	$(3,501)
Effect on postretirement benefit obligation	$60,849	$(50,428)
Discount rate:
Effect on postretirement service and interest cost components	$267	$(479)
Effect on postretirement benefit obligation	$(52,686)	$64,821
Effect on current year postretirement expense	$(4,499)	$5,499
Effect on pension service and interest cost components	$42	$(122)
Effect on pension benefit obligation	$(25,219)	$30,440
Effect on current year pension expense	$(2,374)	$2,791
Expected return on plan assets:
Effect on current year pension expense	$(1,585)	$1,585
Rate of compensation increase:
Effect on pension service and interest cost components	$413	$(370)
Effect on pension benefit obligation	$3,437	$(3,152)
Effect on current year pension expense	$760	$(688)

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

        Workers' compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience and changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. At December 31, 2010, a one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $1.4 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.7 million.

        For the workers' compensation liability, we apply a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. At December 31, 2010, a one-percentage-point increase in the discount rate on the discounted workers' compensation liability would decrease the liability by $0.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.1 million.

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

        As discussed in Note 11 of "Notes to Consolidated Financial Statements," we are in dispute with the Internal Revenue Service (the "IRS") on a number of federal income tax issues, primarily related to the discontinued Homebuilding and Financing businesses. We believe that our tax filing positions have substantial merit and we intend to vigorously defend these positions. We have established accruals that we believe are sufficient to address claims related to our uncertain tax positions, including related interest and penalties. Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management's estimate of this liability could change.

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

Accounting for Natural Gas Exploration Activities

        We apply the successful efforts method of accounting for our natural gas exploration activities. The costs of drilling exploratory wells are initially capitalized, pending determination of a commercially sufficient quantity of proved reserves attributable to the area as a result of drilling. If a commercially sufficient quantity of proved reserves is not discovered, any associated previously capitalized exploration costs associated with the drilling area are expensed. In some circumstances, it may be uncertain whether sufficient proved reserves have been found when drilling of an individual exploratory well has been completed. Such exploratory drilling costs, as well as additional exploratory well costs for the area, may continue to be capitalized if the reserve quantity is sufficient to justify the area's completion as a producing well, or field of production, and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. At December 31, 2010 and 2009, capitalized exploratory drilling costs were $37.3 million and $32.4 million, respectively. Costs to develop proved reserves, including the cost of all development wells and related equipment used in the production of natural gas, are capitalized.

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coal beds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. This updated guidance is generally effective for annual periods ending on or after December 31, 2009, but for entities becoming subject to this standard because of the change in the definition of significant oil and gas producing activities, adoption is required for periods beginning after December 31, 2009. Since we became subject to this guidance because we extract hydrocarbons from coal beds, we adopted ASC Topic 932 as of January 1, 2010. We use the successful efforts method which thereby required us to change our method of accounting for depletion of our gas properties in our coal bed methane business from the straight-line method to the unit-of-production method. The increase in depreciation and depletion expense from this change resulted in a decrease in our income from continuing operations of approximately $8.7 million, a decrease in net income of $5.4 million and a $0.10 decrease in diluted net income per share in 2010. We do not consider the effect of this change to be material to our operating results or financial condition.

MARKET RISK

        We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. Our primary market risk exposures relate to interest rate risk and commodity risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

        Our primary interest rate risk exposures relate to the interest rates on third-party indebtedness. As described more fully under the caption "Liquidity and Capital Resources," above, we have the following financial instruments that inherently expose us to interest rate risk: the 2005 Walter Credit Agreement, an equipment financing arrangement, a capital lease for certain mining equipment and an insurance premium financing arrangement. In addition, as described in Note 17 of "Notes to Consolidated Financial Statements," we have entered into an interest rate hedge agreement to convert our equipment financing from a floating rate of interest to a fixed rate of interest.

        A ten percent decrease in interest rates would result in an increase to annual pre-tax income from these financial instruments of approximately $0.4 million, while a ten percent increase in rates would decrease annual pre-tax income approximately $0.4 million for both December 31, 2010 and 2009.

Commodity Risks

        We are exposed to commodity price risk on sales of natural gas. Our natural gas business sold 10.6 billion cubic feet of gas during the year ended December 31, 2010.

        We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. During 2010 and 2009, we hedged approximately 15% and 8%, respectively, of our natural gas sales with swap contracts. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. These swap contracts resulted in $3.0 million of cash inflows in 2010 and $2.0 million of cash inflows in 2009, favorably impacting net revenues.

        At December 31, 2010, no swap contracts were outstanding. At December 31, 2009, swap contracts to hedge approximately 1.6 million mmbtus of natural gas sales in 2010 were outstanding as more fully described in Note 17 of "Notes to Consolidated Financial Statements."

UNAUDITED INTERIM FINANCIAL INFORMATION:

(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2010	March 31	June 30	September 30	December 31
Revenues	$312,049	$410,622	$464,262	$400,797
Income from continuing operations	$42,695	$116,110	$136,972	$93,648
Income (loss) from discontinued operations	(1,144)	53	(757)	(1,780)

Net income	$41,551	$116,163	$136,215	$91,868

Diluted income (loss) per share:(1)
Income from continuing operations	$0.79	$2. 16	$2.57	$1.75
Loss from discontinued operations	(0.02)	—	(0.02)	(0.03)

Net income	$0.77	$2.16	$2.55	$1.72

	Quarter ended
Fiscal Year 2009	March 31	June 30	September 30	December 31
Revenues	$283,137	$169,120	$278,305	$236,265
Income from continuing operations	$72,850	$11,336	$24,368	$33,296
Income (loss) from discontinued operations	253	(265)	(560)	(4,120)

Net income	$73,103	$11,071	$23,808	$29,176

Diluted income (loss) per share:(1)
Income from continuing operations	$1.36	$0. 21	$0.45	$0.62
Loss from discontinued operations	—	—	(0.01)	(0.08)

Net income	$1.36	$0.21	$0.44	$0.54

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management, under the supervision of our Interim Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, Ernst and Young, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.

Evaluation of Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

        During the year ended December 31, 2010, none of Walter Energy's mining complexes received written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) or (ii) the potential to have such a pattern.

        The table below presents the total number of specific citations and orders issued by MSHA to Walter Energy, Inc. and its subsidiaries, together with the total dollar value of the proposed MSHA civil penalty assessments received during the year ended December 31, 2010, as well as legal actions pending before the Federal Mine Safety and Health Review Commission for each of our mining complexes as of December 31, 2010.

Mining Complex(1)	Section 104(a) Significant and Substantial Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Proposed MSHA Assessments(2) ($ in thousands)	Fatalities	Pending Legal Actions(3)
JWR No. 4	102	—	4	1	—	492.0	—	69
JWR No. 5	—	—	—	—	—	—	—	1
JWR No. 7	156	—	4	—	—	202.0	—	55
JWR Central Shop	—	—	—	—	—	0.2	—	—
JWR Central Supply	—	—	—	—	—	—	—	—
Taft Choctaw	6	—	—	—	—	3.7	1	—
Taft Reid School	—	—	—	—	—	—	—	—
Kodiak Coal Mine 1	—	—	—	—	—	—	—	4
TRI East Brookwood	2	—	—	—	—	1.2	—	—
TRI Highway 59	2	—	1	—	—	2.6	—	1

1)
MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in the table by mining complex rather than MSHA identification number because we believe that this presentation is more useful to investors. For descriptions of each of these mining operations, please refer to the descriptions under Item 1, "Description of Business". Idle facilities are not included in the table above unless they received a citation, order or assessment by MSHA during the current quarterly reporting period or are subject to pending legal actions.

2)
Amounts listed under this heading include proposed assessments received from MSHA in the current reporting period for alleged violations regardless of the issuance date of the related citation or order.

3)
Includes any pending legal action before the Federal Mine Safety and Health Review Commission involving such mine. Such actions may have been initiated prior to the current reporting period.

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

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Joseph B. Leonard	67	Interim Chief Executive Officer
Lisa A. Honnold	43	Interim Chief Financial Officer, Senior Vice President
Michael T. Madden	59	Senior Vice President, Sales and Marketing
Keith M. Shull	60	Senior Vice President, Human Resources
Walter J. Scheller, III	50	President and Chief Operating Officer, Jim Walter Resources
Charles C. Stewart	55	President and Chief Operating Officer, Walter Coke, Inc. and Walter Minerals, Inc.
Catherine C. Bona	47	Interim General Counsel, Vice President and Secretary

        Our executive officers as of February 28, 2011 are listed below.

        Joseph B. Leonard was named Interim Chief Executive Officer for the Company in March 2010. He has been a member of the Company's Board of Directors since February 1, 2009. Mr. Leonard was Chairman of AirTran Holdings, Inc., an airline holding company, from November 2007 to June 2008. From January 1999 through November 2007, Mr. Leonard served as Chairman and Chief Executive Officer of AirTran Holdings, Inc. Prior thereto, Mr. Leonard served as President of AirTran Holdings, Inc. Mr. Leonard is also a director of Air Canada and Mueller Water Products, Inc. Mr. Leonard received a B.S. in Aerospace Engineering from Auburn University.

        Lisa A. Honnold was appointed Interim Chief Financial Officer and Senior Vice President of the Company in March 2010. Ms. Honnold previously served as Senior Vice President, Controller from March 2006 through September 2010 and Vice President of Corporate Accounting for the Company from December 2005 through March 2006. Prior to joining the Company, Ms. Honnold was Vice President, Corporate Controller of Catalina Marketing Corporation, a targeted media marketing firm, from December 2004 to November 2005, holding the previous title of Assistant Controller since November 2003. From 1996 to November 2003, Ms. Honnold held various positions with NACCO Industries, Inc., a diversified company with businesses in lift trucks, small appliances, specialty retail and mining, last serving as Manager of Financial Reporting and Analysis. Ms. Honnold is a certified public accountant and received a B.S. in Accountancy from Miami University.

        Michael T. Madden was appointed Senior Vice President, Sales and Marketing for the Company in February 2010. Mr. Madden previously served as Vice President—Marketing & Transportation of Jim Walter Resources, Inc. from 1996 through February 2010. Prior to that, Mr. Madden held various management positions in the coal industry for both the domestic and export markets from 1974 through 1996. Mr. Madden is a member of the National Mining Association, the Alabama Coal Association and the New York Coal Trade Association. Mr. Madden received a B.S. in business administration from St. Bonaventure University.

        Keith M. Shull was appointed Senior Vice President, Human Resources on January 2010. Prior to joining the Company, Mr. Shull served in various senior executive human resource roles, including Senior Vice President Global Human Resources, for Arrow Electronics, Inc., an electronics distribution and services corporation, from 2005 through 2008. From 2009 to 2010 Mr. Shull was an independent consultant to the global mining industry. From January 2005 to December 2005 Mr. Shull served as Corporate Vice President of Human Resources for Commercial Metals Company, an international public steel corporation. From 1996 through 2005 Mr. Shull served in various executive management human resources positions, including Senior Vice President Human Resources, in the base metals and petroleum divisions of BHP Billiton, Inc., an international diversified natural resources company. Mr. Shull received a B. A. in business administration from California State University, Fullerton and a M.A. in management from the Drucker School of Management at Claremont University.

        Walter J. Scheller, III was appointed President and Chief Operating Officer of Jim Walter Resources in June 2010. He is directly responsible for the day-to-day operations at Jim Walter Resources' underground mines and has general responsibility of the Company's surface mining, natural gas and metallurgical coke operations. Prior to joining the company, Mr. Scheller served from June 2006 until June 2010 as Senior Vice President Operations, for Peabody Energy, a publicly traded mining company, and from August 2005 until June 2006 as Vice President of Operations for CNX Gas Corporation, a subsidiary of Consol Energy. Mr. Scheller holds a Master's Degree in Business Administration from the University of Pittsburgh—Joseph M. Katz Graduate School of Business, a law degree from Duquesne University and a Bachelor's Degree in Mining Engineering from West Virginia University.

        Charles C. Stewart has been President and Chief Operating Officer of Walter Coke, Inc. since May 2003 and was appointed President and Chief Operating Officer of Walter Minerals, Inc. in November 2010, previously serving as President of Walter Minerals since July 2007. From 1978 to 2003, Mr. Stewart served in various mining and engineering capacities for Jim Walter Resources, culminating in his appointment as Vice President of Engineering. Mr. Stewart is a trustee of the Birmingham Business Alliance; a member of the Board of Directors of the American Coke and Coal Chemicals Institute, serving as Chairman from 2007-2008; and a member of the Alabama Coal Association. Mr. Stewart received a B.S. in Mineral Engineering from the University of Alabama and an MBA from Samford University.

        Catherine C. Bona was appointed Interim General Counsel, Vice President and Secretary for the Company in March 2010. She previously served as Vice President, Assistant General Counsel and Secretary since April 2007 and Vice President, Assistant General Counsel and Assistant Secretary for the Company since November 2005. Ms. Bona has been with the Company since 1995. She holds a law degree from St. Johns University School of Law and received a Bachelor's Degree in biology with a minor in chemistry from LeMoyne College. Ms. Bona is a member of the Florida, New York and Pennsylvania State Bar Associations. She also holds memberships in the American Bar Association, the Association of Corporate Counsel and the Society of Corporate Secretaries and Governance Professionals.

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

Additional Information

        Additional information, as required in Item 10. "Directors and Executive Officers of the Registrant" are incorporated by reference to the Proxy Statement (the "2011 Proxy Statement") included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation

        Incorporated by reference to the 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference to the 2011 Proxy Statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

    (a)    For Financial Statements—See Index to Financial Statements on page F-1. For Exhibits—See Item 15(b).

    (b)    For Exhibits—See Index to Exhibits on pages E-1-E-5.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER ENERGY, INC.
February 28, 2011	/s/ JOSEPH B. LEONARD Joseph B. Leonard, Interim Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2011	/s/ LISA A. HONNOLD Lisa A. Honnold, Interim Chief Financial Officer, Senior Vice President (Principal Financial and Accounting Officer)
February 28, 2011	/s/ HOWARD L. CLARK JR. Howard L. Clark, Jr., Director*
February 28, 2011	/s/ JERRY W. KOLB Jerry W. Kolb, Director*
February 28, 2011	/s/ PATRICK A. KRIEGSHAUSER Patrick A. Kriegshauser, Director*
February 28, 2011	/s/ BERNARD G. RETHORE Bernard G. Rethore, Director*
February 28, 2011	/s/ MICHAEL T. TOKARZ Michael T. Tokarz, Chairman*
February 28, 2011	/s/ A.J. WAGNER A.J. Wagner, Director*

*By:	/s/ CATHERINE C. BONA Catherine C. Bona Attorney-in-Fact

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Walter Energy, Inc.

        We have audited the accompanying consolidated balance sheets of Walter Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Energy, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As noted in Note 13 to the consolidated financial statements, in 2008 the Company changed its accounting for defined benefit pension and other post-retirement plans.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Energy, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Tampa, Florida
February 28, 2011

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Walter Energy, Inc.

        We have audited Walter Energy, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Walter Energy, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Walter Energy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Tampa, Florida
February 28, 2011

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$293,410	$165,279
Receivables, net	143,238	70,500
Inventories	97,631	99,278
Deferred income taxes	62,371	110,576
Prepaid expenses	28,179	22,702
Other current assets	4,798	4,363
Current assets of discontinued operations	5,912	15,197

Total current assets	635,539	487,895
Property, plant and equipment, net	790,001	522,931
Deferred income taxes	149,520	178,338
Other long-term assets	82,705	70,192

	$1,657,765	$1,259,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$70,692	$44,211
Accrued expenses	52,399	39,034
Current debt	13,903	13,351
Accumulated postretirement benefits obligation	24,753	23,563
Other current liabilities	24,362	18,513
Current liabilities of discontinued operations	7,738	7,310

Total current liabilities	193,847	145,982
Long-term debt	154,570	163,147
Accumulated postretirement benefits obligation	451,348	429,096
Other long-term liabilities	262,934	261,736

Total liabilities	1,062,699	999,961

Commitments and Contingencies (Note 16)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares issued—53,136,977 and 53,256,904 shares, respectively	531	533
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	355,540	374,522
Retained earnings	411,383	50,852
Accumulated other comprehensive income (loss):
Pension and other post-retirement benefit plans, net of tax	(172,317)	(167,037)
Unrealized gain (loss) on hedges, net of tax	(71)	525

Total stockholders' equity	595,066	259,395

	$1,657,765	$1,259,356

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2010	2009	2008
Revenues:
Sales	$1,570,845	$955,508	$1,135,745
Miscellaneous income	16,885	11,319	13,939

	1,587,730	966,827	1,149,684

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	766,516	586,774	628,325
Depreciation and depletion	98,702	72,939	56,542
Selling, general and administrative	86,972	70,510	63,667
Postretirement benefits	41,478	30,833	27,557
Restructuring and impairment charges	—	3,601	32,386

	993,668	764,657	808,477

Operating income	594,062	202,170	341,207
Interest expense	(17,250)	(18,975)	(26,226)
Interest income	784	799	17,808

Income from continuing operations before income tax expense	577,596	183,994	332,789
Income tax expense	188,171	42,144	101,597

Income from continuing operations	389,425	141,850	231,192
Income (loss) from discontinued operations	(3,628)	(4,692)	115,388

Net income	$385,797	$137,158	$346,580

Basic income (loss) per share:
Income from continuing operations	$7.32	$2.67	$4.30
Income (loss) from discontinued operations	(0.07)	(0.09)	2.14

Basic net income per share	$7.25	$2.58	$6.44

Diluted income (loss) per share:
Income from continuing operations	$7.25	$2.64	$4.24
Income (loss) from discontinued operations	(0.07)	(0.09)	2.11

Diluted net income per share	$7.18	$2.55	$6.35

The accompanying notes are an integral part of the consolidated financial statements.

 WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

(in thousands, except per share amounts)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$114,713	$520	$497,032		$(290,986)	—	$(91,853)
Comprehensive income:
Net income	346,580			$346,580	346,580
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $32.3 million tax benefit	(50,961)			(50,961)			(50,961)
Net unrealized gain on hedges, net of $4.5 million tax provision	6,710			6,710			6,710

Comprehensive income				$302,329

Effects of changing the pension plan measurement date pursuant to FASB Statement No. 158:
Service cost, interest cost, and expected return on plan assets for October 1–December 31, 2007, net of $3.0 million tax benefit	(4,604)				(4,604)
Amortization of prior service cost and actuarial gain/loss for October 1–December 31, 2007, net of $0.5 million tax provision	668						668
Proceeds from public stock offering	280,464	32	280,432
Purchases of stock under stock repurchase program	(64,644)	(16)	(64,628)
Stock issued upon exercise of stock options	7,993	4	7,989
Stock issued upon conversion of convertible notes	785	1	784
Dividends paid, $0.30 per share	(16,233)		(16,233)
Stock based compensation	10,439		10,439
Other	(1,641)		(1,641)

Balance at December 31, 2008	630,269	541	714,174		50,990	—	(135,436)
Comprehensive income:
Net income	137,158			$137,158	137,158
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $44.2 million tax benefit	(28,513)			(28,513)			(28,513)
Change in unrealized gain (loss) on hedges, net of $0.4 million tax	(877)			(877)			(877)

Comprehensive income				$107,768

Purchases of stock under stock repurchase program	(34,254)	(14)	(34,240)
Stock issued upon exercise of stock options	9,888	6	9,882
Stock dividend for spin-off of Financing	(439,093)		(321,301)		(116,106)		(1,686)
Dividends paid, $0.40 per share	(21,190)				(21,190)
Stock based compensation	6,703		6,703
Other	(696)		(696)

Balance at December 31, 2009	259,395	533	374,522		50,852	—	(166,512)
Comprehensive income:
Net income	385,797			$385,797	385,797
Other comprehensive income, net of tax:
Change in pension and postretirement benefit plans, net of $2.2 million tax provision	(5,280)			(5,280)			(5,280)
Change in unrealized gain (loss) on hedges, net of $0.2 million tax	(596)			(596)			(596)

Comprehensive income				$379,921

Purchases of stock under stock repurchase program	(65,438)	(9)	(65,429)
Stock issued upon the exercise of stock options	17,134	8	17,126
Dividends paid, $0.475 per share	(25,266)				(25,266)
Stock based compensation	3,460		3,460
Tax benefit on the exercise of stock awards	28,875		28,875
Other	(3,015)	(1)	(3,014)

Balance at December 31, 2010	$595,066	$531	$355,540		$411,383	$—	$(172,388)

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$385,797	$137,158	$346,580
Loss (income) from discontinued operations	3,628	4,692	(115,388)

Income from continuing operations	389,425	141,850	231,192
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and depletion	98,702	72,939	56,542
Deferred income tax provision	83,174	29,038	89,370
Non-cash restructuring and impairment charges	—	3,601	32,386
Tax benefit on the exercise of stock awards	(28,875)	—	—
Other	17,408	18,337	13,448
Decrease (increase) in current assets, net of effect of business acquisitions:
Receivables	(65,935)	69,772	(92,421)
Inventories	1,966	(25,076)	(32,005)
Other current assets	13,155	17,624	23,775
Increase (decrease) in current liabilities, net of effect of business acquisitions:
Accounts payable	23,717	(16,286)	4,768
Accrued expenses and other current liabilities	41,413	(27,831)	4,399

Cash flows provided by (used in) operating activities	574,150	283,968	331,454

INVESTING ACTIVITIES
Additions to property, plant and equipment	(157,476)	(96,298)	(99,946)
Acquisitions, net of cash acquired	(209,964)	—	(17,089)
Other	(3,414)	3,270	(1,726)

Cash flows provided by (used in) investing activities	(370,854)	(93,028)	(118,761)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	—	340,000
Retirements of debt	(26,972)	(61,597)	(398,709)
Sale of common stock	—	—	280,464
Dividends paid	(25,266)	(21,190)	(16,233)
Cash spun off to Financing	—	(33,821)	—
Purchases of stock under stock repurchase program	(65,438)	(34,254)	(64,644)
Tax benefit on the exercise of stock awards	28,875	—	—
Proceeds from stock options exercised	17,134	9,888	7,993
Other	(3,015)	(6,169)	(2,821)

Cash flows provided by (used in) financing activities	(74,682)	(147,143)	146,050

Cash flows provided by (used in) continuing operations	128,614	43,797	358,743

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	(6,268)	19,070	25,563
Cash flows provided by (used in) investing activities	5,066	27,379	36,210
Cash flows provided by (used in) financing activities	—	(41,385)	(333,458)

Cash flows provided by (used in) discontinued operations	(1,202)	5,064	(271,685)

Net increase (decrease) in cash and cash equivalents	$127,412	$48,861	$87,058

Cash and cash equivalents at beginning of year	$165,279	$116,074	$27,459
Add: Cash and cash equivalents of discontinued operations at beginning of year	1,254	1,598	3,155
Net increase (decrease) in cash and cash equivalents	127,412	48,861	87,058
Less: Cash and cash equivalents of discontinued operations at end of year	535	1,254	1,598

Cash and cash equivalents at end of year	$293,410	$165,279	$116,074

	For the years ended December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURES:
Interest paid, net of capitalized interest	$9,848	$9,991	$18,638
Income taxes paid	$77,247	$15,326	$27,680
Non-Cash Investing Activities:
Acquisition of HighMount in 2010 and Taft in 2008:
Fair value of assets acquired	$217,607		$71,679
Fair value of liabilities assumed	(7,643)		(51,579)
Less: Cash acquired	—		(3,011)

Net cash paid	$209,964		$17,089

Non-Cash Financing Activities:
One-year property insurance policy financing agreement	$18,947	$12,710	$13,884

Dividend to spin off Financing	—	$437,407	—

Equipment acquired with specific financing arrangements	—	—	$41,681

Non-cash conversion of Senior Subordinated Convertible Notes into stock	—	—	$785

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2010

NOTE 1—Organization

        Walter Energy, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a leading U.S. producer and exporter of premium hard coking coal for the global steel industry through its Underground Mining segment, operates surface mines for the steam coal and industrial coal markets through its Surface Mining segment and produces metallurgical coke through its Walter Coke segment. In December 2008, the Company announced the closure of its Homebuilding segment and on April 17, 2009 the Company spun off its Financing segment. As a result of the closure and spin-off, those segments are presented as discontinued operations for all periods presented. See Note 5.

        Underground Mining includes the Company's underground hard coking coal operations from the No. 4 and No. 7 mines and its natural gas operations. Surface Mining includes the Company's surface coal mining operations for Tuscaloosa Resources, Inc. ("TRI") and Taft Coal Sales & Associates, Inc. ("Taft") as well as Walter Minerals, Inc. results. In addition, the Company operates a metallurgical coke manufacturer named Walter Coke, Inc. See Note 18 for segment information.

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

Concentrations of Credit Risk and Major Customers

        The Company's principal line of business is the mining and marketing of its metallurgical coal to foreign steel and coke producers. In 2010, approximately 76% of the Company's revenues were derived from coal shipments to these customers, located primarily in Europe and South America. At December 31, 2010 and 2009, approximately 69% and 57%, respectively, of the Company's net receivables related to these customers. Furthermore, sales to a single customer represented 13.0%, 13.7% and 8.1% of consolidated revenues in 2010, 2009 and 2008, respectively, while sales to another single customer represented 10.3%, 12.6% and 10.4% of consolidated revenues in 2010, 2009 and 2008, respectively. Credit is extended based on an evaluation of the customer's financial condition. In some instances, the Company requires letters of credit, cash collateral or prepayment for shipment from its customers to mitigate the risk of loss. These efforts have consistently led to minimal credit losses.

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

Shipping and Handling

        Costs to ship products to customers are included in cost of sales and amounts billed to customers, if any, to cover shipping and handling are included in sales.

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

Inventories

        Inventories are valued at the lower of cost or market. Underground and Surface Mining's coal inventory costs include labor, supplies, equipment costs, operating overhead, freight, royalties and other related costs. Underground Mining's coal inventories and Walter Coke's inventory are determined using the first-in, first-out ("FIFO") method, while Surface Mining's coal and all of the Company's supplies inventories are determined using the average cost method of accounting. The valuation of coal inventories are subject to estimates due to possible gains and losses resulting from inventory movements from the mine site to storage facilities at the Port of Mobile, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages due to these inherent gains and losses, primarily based on historical findings, the results of aerial surveys and periodic coal pile clean-ups. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate market value.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense range from 3 to 10 years for machinery and equipment, and from 15 to 30 years for land improvements and buildings, well life for gas properties and related development, and mine life for mineral interests and mine development costs. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

        Direct internal and external costs to implement computer systems and software are capitalized and are amortized over the estimated useful life of the system or software, generally 3 to 5 years, beginning when site installations or module development is complete and ready for its intended use.

        For the years ended December 31, 2010, 2009 and 2008, the Company capitalized interest costs in the amount of $1.4 million, $1.2 million and $3.9 million, respectively.

        The Company has certain asset retirement obligations, primarily related to reclamation efforts for its Underground and Surface Mining segments. These obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is amortized over the useful life of the asset. In addition, the Company has certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of its facilities, primarily in the Walter Coke segment. The Company plans to operate such facilities for the foreseeable future and as such has not estimated a liability at December 31, 2010. The Company will recognize a liability in the period in which it is determined that the plant will not operate in the foreseeable future and information is available to reasonably estimate the liability's fair value.

        The Company accounts for its natural gas exploration activities under the successful efforts method of accounting. Costs of exploratory wells are capitalized pending determination of whether the wells found commercially sufficient quantities of proved reserves (see Note 10). If a commercially sufficient quantity of proved reserves is not discovered, any associated previously capitalized exploratory costs associated with the drilling area are expensed. Costs of producing properties and natural gas mineral interests are amortized using the unit-of-production method. Costs incurred to develop proved reserves, including the cost of all development wells and related equipment used in the production of natural gas, are capitalized and amortized using the unit-of-production method. Unit-of-production amortization rates are revised when events and circumstances indicate an adjustment is necessary, but at least once a year, and such revisions are accounted for prospectively as changes in accounting estimates.

Accounting for the Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Fair value is generally determined using market quotes, if available, or a discounted cash flow approach. There were no significant impairments of long-lived assets during the year ended December 31, 2010. However, during the years ended December 31, 2009 and 2008, the Company recorded impairment charges relating to certain long-lived assets of the Walter Coke and Surface Mining segments, respectively. See Note 6 for discussion.

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

	December 31,
	2010	2009
Undiscounted aggregated estimated claims to be paid	$45,497	$42,974
Workers' compensation liability recorded on a discounted basis	$37,761	$35,704

        The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for that year until all claims are paid. The weighted average rate used for discounting the 2010 policy year liability at December 31, 2010 was 1.44%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.1 million.

        The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured against black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The present value of the obligation recorded by the Company using a discount factor of 5.35% for 2010 and 5.90% for 2009 was $9.2 million at both December 31, 2010 and 2009. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $1.4 million, while a one-percentage-point decrease in the discount rate would increase the liability by $1.7 million.

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

        To protect against the reduction in the value of forecasted cash flows resulting from sales of natural gas, the Company periodically engages in a natural gas hedging program. The Company hedges portions of its forecasted revenues from sales of natural gas with natural gas derivative contracts, generally either "swaps" or "collars". The Company enters into natural gas derivatives that effectively convert a portion of its forecasted sales at floating-rate natural gas prices to a fixed-rate basis, thus reducing the impact of natural gas price changes on revenues. When natural gas prices fall, the decline in value of future natural gas sales is offset by gains in the value of swap contracts designated as hedges. Conversely, when natural gas prices rise, the increase in the value of future cash flows from natural gas sales is offset by losses in the value of the swap contracts. Changes in the fair value of natural gas derivative agreements that are designated and effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI and recognized as miscellaneous income (expense) in the statement of operations in the same period as the underlying transactions are recognized. Changes in the fair value of natural gas hedge agreements that are not effective as hedges or are not designated as hedges are recorded immediately in the statement of operations as miscellaneous income (expense).

        During the three years ended December 31, 2010, the Company did not hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges. In addition, the Company does not enter into derivative financial instruments for speculative or trading purposes. Derivative contracts are entered into only with counterparties that management considers creditworthy.

        Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Stock-Based Compensation Plans

        The Company periodically grants stock-based awards to employees and records the related compensation expense during the period of vesting. This compensation expense is charged to the statement of operations with a corresponding credit to capital in excess of par value and is generally recognized utilizing the graded vesting method for stock options and the straight-line method for restricted stock units. The Company uses the Black-Scholes option pricing model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation. See Note 7.

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

Income (Loss) per Share

        The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average common shares and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares include the dilutive effect of stock awards, see Note 15.

NOTE 3—Acquisitions

        HighMount Exploration & Production Alabama, LLC    On May 28, 2010 the Company acquired 100% of the issued and outstanding membership interests of HighMount Exploration & Production Alabama, LLC's ("HighMount") coal bed methane business for a cash payment of approximately $210.0 million and renamed the business Walter Black Warrior Basin, LLC ("WBWB"). The fair value of the assets acquired and liabilities assumed totaled $217.6 million and $7.6 million, respectively. The acquisition of the coal bed methane operations included approximately 1,300 existing conventional gas wells, pipeline infrastructure and related equipment located adjacent to the Company's existing underground mining and coal bed methane business in Alabama. Current proven reserves are approximately 89 bcf (billion cubic feet), with annual coal bed methane production of approximately 8.0 bcf expected. The acquisition of this natural gas business, included in the Underground Mining segment, helps ensure that future coal production areas will be properly degasified, thereby improving safety and operating efficiency of the Company's existing underground coking coal production.

        WBWB's financial results have been included in the Company's financial statements since the date of acquisition. The inclusion of this business for the current period did not have a material impact on either the Company's revenues or operating income and the Company does not expect the results of this business to have a material impact in the foreseeable future. Assets acquired and liabilities assumed were recorded at estimated fair value as of the acquisition date. Fair values were determined using the income, cost and market price valuation methods as deemed appropriate. Final determination of fair value is subject to certain contractual obligations, including possible adjustment for working capital balances and distributions made by the seller prior to closing, and is expected to be finalized during the first quarter of 2011. The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase consideration:
Cash	$209,964
Liabilities assumed	7,643

Total consideration	$217,607

Acquisition related costs (included in Selling, general and administrative expenses for the year ended December 31, 2010)	$2,719

Fair value of assets acquired and liabilities assumed:
Receivables	$5,439
Other current assets	340
Property, plant and equipment	210,323
Identifiable intangible asset	1,505

Total assets	217,607

Accounts payable & accrued liabilities	(4,282)
Asset retirement obligations	(3,361)

Total liabilities	(7,643)

Cash consideration	$209,964

        Taft Coal Sales & Associates    On September 2, 2008, the Company acquired all of the outstanding common shares of Taft Coal Sales & Associates ("Taft") for $23.5 million which includes a cash payment of $20.1 million, including $0.3 million of acquisition costs and the assumption of $3.4 million of debt, which was immediately paid off. The fair value of assets acquired and liabilities assumed totaled $71.7 million and $51.6 million, respectively. Taft, located in Jasper, Alabama, operates a surface steam and industrial coal mine and primarily mines coal for the industrial and electric utility markets. The acquisition of Taft, included in the Surface Mining segment, expands the Company's coal production base in the southern Appalachian coal region of Alabama.The financial results of Taft have been included in the Company's consolidated financial statements since the date of acquisition.

NOTE 4—Pending Acquisition

        In November 2010 the Company entered into a share purchase agreement ("the Share Purchase Agreement") with various funds advised by Audley Capital to purchase approximately 54.5 million common shares or approximately 19.8% of the outstanding common shares of Western Coal Corp. ("Western Coal") for CAD$11.50 per share. On December 2, 2010 the Company entered into an arrangement agreement ("the Arrangement Agreement") with Western Coal (collectively the Share Purchase Agreement and the Arrangement Agreement, "the Acquisition") to acquire all of the remaining outstanding common shares of Western Coal for, at the holder's election, CAD$11.50 per share in cash or 0.114 of a Walter Energy share, or for a combination thereof, all subject to proration if the total cash elections exceed 70% of the aggregate transaction consideration to be paid or the total share elections exceed 30% of the aggregate transaction consideration. The transaction will be implemented by way of a court-approved plan of arrangement under British Columbia law. The Arrangement Agreement has been unanimously approved by both companies' boards of directors and is expected to be completed on or about April 1, 2011. Completion of the transaction is subject to customary closing conditions, including Canadian court approvals, Western Coal shareholder approval, and the receipt of all necessary regulatory approvals.

        In conjunction with the Acquisition, the Company expects to transfer approximately $3.5 billion to Western Coal shareholders comprised of approximately $2.4 billion in cash and 9.0 million shares of our common stock. The common stock consideration is valued at approximately $1.1 billion using the closing Walter Energy share price as of January 25, 2011 of $121.44. The Acquisition will be funded through a combination of debt, common stock and cash on-hand. Prior to the closing of the Acquisition, we anticipate entering into a new $2.7 billion credit agreement. As of the closing of the Acquisition, we expect to have approximately $2.4 billion of indebtedness outstanding under the new credit agreement.

        In January 2011, as part of the Share Purchase Agreement, the Company purchased approximately 25.3 million common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital for CAD$11.50 per share or approximately $0.3 billion in cash, thereby reducing the amount of cash to be paid to the remaining Western Coal shareholders to approximately $2.1 billion. Under the terms of the Share Purchase Agreement, the Company will purchase the remaining 29.2 million shares from funds advised by Audley Capital upon the earlier of the completion of the acquisition of the common stock of Western Coal or April 30, 2011.

        Western Coal is a producer of high quality metallurgical coal from mines in northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (U.S.), and high quality anthracite coal in South Wales (UK). Western Coal is headquartered in Vancouver, BC, Canada.

NOTE 5—Discontinued Operations

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

        In order to facilitate the successful spin-off of Financing, the Company entered into a Support Letter of Credit Agreement (the "L/C Agreement") and a revolving credit facility agreement with Walter Investment and certain of its subsidiaries on April 20, 2009. The L/C Agreement provides

Walter Investments' financial lending institutions with a stand-by letter of credit totaling $15.7 million. This stand-by letter of credit was issued under the Company's 2005 Walter Credit Agreement and enabled Walter Investment to obtain third-party financing under a revolving credit agreement. The maximum amount of future payments that the Company could be required to make under the L/C Agreement is $15.7 million, plus any unreimbursed fees, in the event of a default. To date, no event of default has occurred that would trigger a draw under the stand-by letter of credit. The Company believes that the likelihood of a triggering event is remote. In addition, should a loss occur, sufficient collateral is available for the recovery of any loss the Company might suffer in the event of a default by Walter Investment. Under the terms of the L/C Agreement, Walter Investment agrees to reimburse the Company for all costs incurred in posting the support letter of credit for Walter Investment's revolving credit agreement as well as any draws under bonds posted in support of Walter Investment and its subsidiaries. All obligations of the L/C Agreement will terminate on April 20, 2011 unless otherwise extended by both parties through mutual consent.

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

        Closure of Kodiak Mining Co.    In December 2008, the Company announced the permanent closure of the underground coal mine operations of Kodiak Mining Company, LLC ("Kodiak"), which is wholly-owned by Walter Minerals, due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's product. As such, the Company has reported the results of operations, assets, liabilities and cash flows of Kodiak as discontinued operations for all periods presented.

        The table below presents the significant components of operating results included in income (loss) from discontinued operations (primarily Financing, Homebuilding and Kodiak) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the years ended December 31,
	2010	2009	2008
Sales and revenues	$4,293	$83,673	$335,146

Loss from discontinued operations before income tax expense (benefit)	$(5,856)	$(3,725)	$(74,024)
Income tax expense (benefit)	(2,228)	967	(189,412)

Income (loss) from discontinued operations	$(3,628)	$(4,692)	$115,388

        In 2008, the Company recorded a tax benefit of $167.0 million from a worthless stock deduction as a result of the deemed liquidation of the Company's Homebuilding business on December 31, 2008.

        Prior to the Company discontinuing these operations, the Company allocated certain corporate expenses, limited to specifically identified costs and other corporate shared services which supported segment operations, to discontinued operations. These costs represented expenses that had historically been allocated to and recorded by the Company's operating segments as selling, general and administrative expenses. The Company did not elect to allocate corporate interest expense to discontinued operations.

        The remaining assets and liabilities of Homebuilding and Kodiak included as discontinued operations in the consolidated balance sheets as of December 31, 2010 and 2009 are shown below (in thousands):

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$535	$1,254
Receivables, net	563	401
Inventories	613	2,125
Property, plant and equipment, net	3,691	5,310
Other assets	510	6,107

Total assets(a)	$5,912	$15,197

Accounts payable	$943	$700
Accrued expenses	6,045	5,341
Other liabilities	750	1,269

Total liabilities(a)	$7,738	$7,310

(a)
Total assets and liabilities of discontinued operations are shown as "current" in the consolidated balance sheet at December 31, 2010.

NOTE 6—Restructuring and Impairments

        Walter Coke    In December 2009, the Company closed its Walter Coke fiber plant. The fiber plant produced approximately 100,000 tons of various slag wool fiber products annually. The closure resulted in a restructuring and impairment charge of $3.6 million, of which $2.2 million related to the impairment of property, plant and equipment and $1.4 million related to severance and other obligations. In addition, Walter Coke recorded a charge of $0.9 million included in cost of sales in the 2009 statement of operations related to inventory write-downs. Approximately $0.1 million of cash was used in 2009 for severance and other obligations, with the remainder expended in 2010. As a result, there were no restructuring obligations remaining at December 31, 2010. The property, plant and equipment of the fiber plant was written down to fair value of $0.2 million, which was estimated using comparable transactions of similar assets, less the cost to dispose of the assets.

        Surface Mining    The Company acquired Taft in September 2008. A significant portion of the purchase price was allocated to the mineral interests, valued at $44.0 million. The initial value assigned to the mineral interests was determined using a discounted cash flow approach incorporating market-based assumptions when available. One of the significant assumptions used to determine the discounted cash flows associated with the mineral interests was the market price of similar coals at the date of acquisition and the future market price forecasts that existed as of that date. Subsequent to September 2, 2008, the market price and forecasted future market prices for similar coals dropped significantly. As such, the Company performed an impairment test of the mineral interests.and, as a result, recorded a $32.4 million impairment charge in 2008.

NOTE 7—Equity Award Plans

        The stockholders of the Company approved the 2002 Long-Term Incentive Award Plan (the "2002 Plan"), under which an aggregate of 4.3 million shares of the Company's common stock, as restated to reflect the modification for the Financing spin-off, have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards.

        Under the 2002 Plan, an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted. The Company may also issue restricted stock units. The Company has issued restricted stock units which generally fully vest after three years of continuous employment or over three years in equal annual increments.

        For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense for its continuing operations related to equity awards totaling approximately $3.3 million, $6.7 million, and $5.9 million, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. The total income tax benefits in the Company's continuing operations recognized in the statements of operations for share-based compensation arrangements were $1.2 million, $2.4 million, and $2.1 million during 2010, 2009 and 2008, respectively.

        A summary of activity related to stock options during the year ended December 31, 2010, including awards applicable to discontinued operations, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	1,234,556	$24.94
Granted	39,743	$82.56
Exercised	(682,285)	$24.55
Cancelled	(77,306)	$32.40

Outstanding at December 31, 2010	514,708	$28.54	6.3	$51,111

Exercisable at December 31, 2010	349,729	$23.86	5.4	$36,366

        Weighted average assumptions used to determine the grant-date fair value of options granted were:

	For the year ended December 31,
	2010	2009	2008
Risk free interest rate	2.22%	2.12%	2.81%
Dividend yield	0.75%	0.75%	0.60%
Expected life (years)	5.10	5.24	5.10
Volatility	69.64%	64.37%	41.52%

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

        A summary of activity related to restricted stock units during the year ended December 31, 2010, including awards applicable to discontinued operations, is as follows:

	Shares	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2009	387,233
Granted	27,800
Exercised	(149,987)
Cancelled	(63,208)

Outstanding at December 31, 2010	201,838	$25,803	0.43

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2010, 2009 and 2008 were $46.43, $10.67 and $23.86, respectively. The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 were $82.30, $20.70 and $74.69, respectively. The total amount of cash received from exercise of stock options was $17.1 million, $9.9 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of stock awards exercised or converted during 2010 was $43.1 million and $11.0 million, respectively, and the total intrinsic value of stock awards exercised or converted during 2009 was $20.0 million and $3.0 million, respectively. The total intrinsic value of stock awards exercised or converted during 2008 was $19.5 million and $4.0 million, respectively. The total fair value of shares vested during the years 2010, 2009 and 2008 was $5.8 million, $9.0 million and $5.9 million, respectively.

        Unrecognized compensation costs related to non-vested share-based compensation arrangements granted were approximately $2.3 million, $5.4 million and $8.0 million as of December 31, 2010, 2009 and 2008, respectively. These costs are to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

        All full-time employees of the Company who have attained the age of majority in the state in which they reside are eligible to participate in the employee stock purchase plan, which was adopted in January 1996 and amended in April 2004. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm that purchases in the open market shares of the Company's common stock for the accounts of the participants. The total number of shares that may be purchased under the plan is 3.5 million. Total shares purchased under the plan during the years ended December 31, 2010, 2009 and 2008 were approximately 20,000, 47,000 and 38,000, respectively, and the Company's contributions recognized as expense were approximately $0.2 million, $0.3 million and $0.2 million, respectively, during such years.

NOTE 8—Receivables

        Receivables are summarized as follows (in thousands):

	December 31,
	2010	2009
Trade receivables	$130,904	$62,379
Other receivables	14,856	10,748
Less: Allowance for losses	(2,522)	(2,627)

Receivables, net	$143,238	$70,500

        At both December 31, 2010 and 2009, other receivables includes $6.2 million relating to a Black Lung Excise Tax refund claim.

NOTE 9—Inventories

        Inventories are summarized as follows (in thousands):

	December 31,
	2010	2009
Finished goods	$69,110	$73,582
Raw materials and supplies	28,521	25,696

Total inventories	$97,631	$99,278

NOTE 10—Property, Plant and Equipment

        Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$68,695	$33,046
Land improvements	12,356	12,246
Mineral interests	34,915	34,569
Buildings and leasehold improvements	25,091	26,762
Mine development costs	84,930	83,353
Machinery and equipment	614,262	548,486
Gas properties and related development	305,697	117,996
Construction in progress	94,798	52,929

Total	1,240,744	909,387
Less: Accumulated depreciation and depletion	(450,743)	(386,456)

Net	$790,001	$522,931

        Capitalized Exploratory Drilling Costs    The costs of drilling exploratory wells are initially capitalized, pending determination of whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas depending upon, among other things, the amount of natural gas discovered, the outcome of planned geological and engineering studies, the difficulties associated with the drilling process, and the need for additional appraisal drilling activities. No amounts were initially capitalized and subsequently expensed during 2010, since no exploratory efforts in process were deemed unsuccessful.

The following presents the amount of capitalized exploratory drilling costs for the year ended December 31, 2010 (in thousands):

Balance at January 1	$32,390
Additions pending the determination of proved reserves	4,906
Reclassifications to proved properties	—
Capitalized exploratory well costs charged to expense	—

Balance at December 31	$37,296

        Well costs that have been capitalized for longer than one year consist of four exploratory wells and one stratigraphic well in a single field in Alabama. Based on the results obtained thus far, these costs have been capitalized pending the completion of certain economic evaluations including, but not limited to, results of additional drilling, well-test analysis, geological and geophysical data and approval of a development plan. The following presents the total amount of capitalized exploratory drilling costs as of December 31, 2010 ($ in thousands):

Exploratory well costs capitalized for a period of one year or less	$4,906
Exploratory well costs capitalized for a period of more than one year but less than five years	32,390
Exploratory well costs capitalized for a period greater than five years	—

Total	$37,296

Number of exploratory wells that have been capitalized for a period greater than one year	5

NOTE 11—Income Taxes

        Income tax expense (benefit) applicable to continuing operations consists of the following (in thousands):

	For the years ended December 31,
	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$77,400	$75,579	$152,979	$3,423	$35,515	$38,938	$(2,297)	$90,850	$88,553
State	27,597	7,595	35,192	9,683	(6,477)	3,206	14,524	(1,480)	13,044

Total	$104,997	$83,174	$188,171	$13,106	$29,038	$42,144	$12,227	$89,370	$101,597

        The income tax expense (benefit) at the Company's effective tax rate differed from the statutory rate as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Income from continuing operations before income tax expense	$577,596	$183,994	$332,789

Tax expense at statutory tax rate of 35%	$202,159	$64,398	$116,476
Effect of:
Excess depletion benefit	(31,572)	(18,693)	(20,837)
State and local income tax, net of federal effect	26,134	2,158	9,294
U.S. domestic production activities benefit	(3,871)	—	—
Other	(4,679)	(5,719)	(3,336)

Tax expense recognized	$188,171	$42,144	$101,597

        Deferred tax assets (liabilities) related to the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss and credit carryforwards	$30,029	$83,097
Accrued expenses	17,367	18,593
Contingent interest	33,515	31,695
Postretirement benefits other than pensions	183,711	199,151
Pension obligations	22,071	25,226
Other	29,476	31,168

Total deferred tax assets	316,169	388,930

Deferred tax liabilities:
Prepaid expenses	(10,181)	(8,880)
Depreciation	(94,097)	(91,136)

Total deferred tax liabilities	(104,278)	(100,016)

Net deferred tax asset	$211,891	$288,914

Deferred taxes are classified as follows:
Current deferred income tax asset, net	$62,371	$110,576
Noncurrent deferred income tax asset, net	149,520	178,338

Net deferred tax asset	$211,891	$288,914

        The Company files income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. The statute of limitations related to the consolidated federal income tax return is closed for the years prior to August 31, 1983 and for the years ended May 31, 1997, 1998 and 1999. The state impact of any federal changes for these years remains subject to examination for a period up to five years after formal notification to the states. The Company generally remains subject to income tax in various states for prior periods ranging from three to eleven years depending on jurisdiction.

        The Company's income taxes payable has been reduced by excess tax benefits from employee stock plan awards. The Company receives an income tax deduction on exercised options equal to the difference between the fair market value of the stock and the option exercise price. The Company also receives an income tax deduction on vested restricted stock equal to the stock's fair market value at the time of vesting. The Company had net excess tax benefits from employee stock plan awards of $16.8 million, $6.8 million and $5.3 million in 2010, 2009 and 2008, respectively. The Company's net operating loss position in 2008 and 2009 prevented the recognition of the respective excess tax benefits in those periods. The Company recognized the 2009 and 2008 excess tax benefit from stock awards in 2010 after all prior period operating losses were fully utilized.

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

        In connection with the Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a proposed final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the proposed final order. An additional extension of time to submit the proposed final order was granted in late November 2010. The date of submission to the Court for the proposed final order was late February 2011. At the request of both parties, the Bankruptcy Court granted an additional extension of time of 90 days from February 15, 2011 to submit the proposed final order.

        The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. The Company believes that any financial exposure with respect to those issues that have not been resolved or settled in the Proof of Claim, is limited to interest and possible penalties and the amount of tax assessed has been offset by tax reductions in future years. All of the issues in the Proof of Claim, which have not been settled or conceded have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

        The Company believes that those portions of the Proof of Claim, which remain in dispute or are subject to appeal, substantially overstate the amount of taxes allegedly owed. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case has been assigned to the Appeals Office of the IRS. The IRS has scheduled early March 2011 for arguments to be heard from both parties. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim and consequently, should the IRS prevail on its positions, the Company believes its financial exposure is limited to interest and possible penalties.

        The IRS has begun its audit of Walter Energy's income tax returns filed for 2006 through 2008. Since the IRS examination is in its initial stages, any resulting tax deficiency or overpayment cannot be estimated at this time. During the next year, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years will have an insignificant impact on the total uncertain income tax positions and net income for the next twelve-month period.

        The Company believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009
Gross unrecognized tax benefits at beginning of year	$34,300	$49,661
Decreases for tax positions taken in prior years	—	(5,900)
Increases in tax positions for the current year	5,216	2,147
Decreases for changes in temporary differences	(325)	(8,884)
Decreases relating to settlements with taxing authorities	—	(2,724)

Gross unrecognized tax benefits at end of year	$39,191	$34,300

        The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $37.3 million and $32.1 million at December 31, 2010 and 2009, respectively. The Company recognizes interest expense and penalties related to unrecognized tax benefits in interest expense and selling, general and administrative expenses, respectively.

        For the years ended December 31, 2010, 2009 and 2008, interest expense includes $5.6 million, $7.4 million and $6.4 million, respectively, for total interest accrued on the liability for unrecognized tax benefits and for issues identified in the Proof of Claim. As of December 31, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits and the Adversary Proceeding of $89.3 million. Due to the uncertainties associated with litigation and the Adversary Proceeding, the Company is unable to predict the amount, if any, of the change in the gross unrecognized tax benefits balance in the next twelve months.

NOTE 12—Debt

        Debt consisted of the following (in thousands):

	December 31,
			Weighted Average Stated Interest Rate At December 31, 2010	Estimated Final Maturity
	2010	2009
2005 Walter term loan	$136,062	$137,498	2.51%	2012
2005 Walter revolving credit facility	—	—	—	2012
Other(1)	32,411	39,000	Various	Various

Total debt	168,473	176,498
Less current debt	(13,903)	(13,351)

Total long-term debt	$154,570	$163,147

(1)
This balance includes a one-year property insurance financing agreement at a fixed rate of 2.5%, an equipment financing agreement and capital lease obligations.

        The Company's debt repayment schedule, excluding interest, as of December 31, 2010 is as follows (in thousands):

	Payments Due
	2011	2012	2013	2014	2015	Thereafter
2005 Walter term loan	$1,436	$134,626	—	—	—	—
Other debt	12,467	9,435	8,726	1,783	—	—

	$13,903	$144,061	$8,726	$1,783	—	—

2005 Walter Credit Agreement

        In 2005, the Company entered into a $675.0 million credit agreement ("Credit Agreement") which included, prior to its amendments, (1) an amortizing term loan facility with an initial aggregate principal amount of $450.0 million, of which $136.1 million and $137.5 million was outstanding as of December 31, 2010 and 2009 with weighted average interest rates of 2.51% and 2.49%, respectively, and (2) an initial $225.0 million revolving credit facility ("Revolver") which provides for loans and letters of credit. The Company's obligations under the Credit Agreement are secured by substantially all of the Company's and guarantors' real, personal and intellectual property, and the Company's ownership interest in the guarantors. The Credit Agreement contains covenants and conditions, that, among other things, limit the Company's ability to pay cash dividends or repurchase stock. The term loan requires quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal is due.

        In 2008, the Company amended the Credit Agreement to increase the Revolver to $475.0 million. Available funds of $214.8 million were used to repay principal, interest and fees and terminate certain debt related to the Financing segment prior to spin-off. Certain other terms, including affirmative and negative covenants as well as restrictions on the Company's ability to engage in specified activities, were also amended, and included, but were not limited to, limitations on increased indebtedness and approval of certain activities associated with the Company's strategic initiatives in businesses that are now discontinued.

        In 2009, the Company amended the Credit Agreement to extend the maturity date of the Revolver from October 4, 2010 to July 2, 2012 and amended the size of the Revolver to $300.0 million that, subject to certain conditions, can be increased to $425.0 million. The amendment also increased the interest rate on the Revolver to as much as LIBOR plus 400 basis points. The commitment fee on the unused portion of the Revolver was set at 0.5% per year for all pricing levels compared to a range of 0.4% to 0.5% per year prior to the change. In addition, certain financial covenants in the Credit Agreement were eliminated. The amendment did not affect the term loan portion of the Credit Agreement.

        In November 2010, the Company amended the Credit Agreement to remove any condition associated with the Company acquiring approximately 25.3 million shares of common stock of Western Coal Corp. from affiliates of Audley Capital. These shares were acquired in January 2011. See Note 4 regarding the pending acquisition of Western Coal.

        As of December 31, 2010, the term loan bears interest at LIBOR plus 225 basis points and the Company had $59.9 million in outstanding stand-by letters of credit, of which $15.7 million relates to the support letter of credit discussed in Note 5, no Revolver borrowings, and $240.1 million of availability for future borrowings under the Revolver.

Other Debt

        In October 2008, the Company entered into a $32.3 million equipment financing arrangement for certain previously procured mining equipment. This facility requires variable monthly payments using a predetermined amortization schedule, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At December 31, 2010, there was $21.0 million outstanding at an interest rate of 4.01%. In addition, in 2008, the Company entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease covers a sixty month period and has an implicit interest rate of 9.78%. At December 31, 2010 there was a balance remaining of $6.3 million. In June 2010, the Company entered into an $18.9 million arrangement, with an implicit interest rate of 2.50%, to finance the premium payments of its property insurance. Payments of $13.9 million were made during 2010. As of December 31, 2010, the outstanding balance of $5.0 million is due to be repaid in 2011.

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

        The Company also provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company's postretirement benefit plans are not funded. New salaried employees have been ineligible to participate in postretirement healthcare benefits since May 2000. Effective January 1, 2003 the Company placed a monthly cap on Company contributions for postretirement healthcare coverage.

        The Company is required to measure plan assets and liabilities as of the fiscal year-end reporting date. Previously, the Company used a September 30 measurement date and, in 2008, was required to change its valuation measurement date to December 31. As a result of the change in calculation date during 2008, plan year 2008 consisted of fifteen months beginning October 1, 2007 and ending December 31, 2008. As of December 31, 2010 and 2009, respectively, all of our pension plans have obligations that exceed plan assets. The amounts recognized for all of the Company's pension and postretirement benefit plans are as follows (in thousands):

	Pension Benefits		Other Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Accumulated benefit obligation	$235,727	$212,567	$476,101	$452,659

Change in projected benefit obligation:
Benefit obligation at beginning of year	$226,580	$198,290	$452,659	$368,308
Service cost	4,419	4,154	3,014	3,049
Interest cost	12,906	12,458	26,040	23,294
Actuarial loss	16,338	21,613	16,594	80,941
Benefits paid	(10,238)	(9,935)	(22,732)	(22,933)
Other	—	—	526	—

Benefit obligation at end of year	$250,005	$226,580	$476,101	$452,659

Change in plan assets:
Fair value of plan assets at beginning of year	$160,944	$128,270	—	—
Actual gain on plan assets	21,270	26,933	—	—
Employer contributions	19,760	15,676	$22,732	$22,933
Benefits paid	(10,238)	(9,935)	(22,732)	(22,933)

Fair value of plan assets at end of year	$191,736	$160,944	—	—

Unfunded status of the plan	$(58,269)	$(65,636)	$(476,101)	$(452,659)

Amounts recognized in the balance sheet:
Other current liabilities	$(8,892)	$(3,586)	—	—
Accumulated postretirement benefits obligation
Current			$(24,753)	$(23,563)
Long term			(451,348)	(429,096)
Other long-term liabilities	(49,377)	(62,050)	—	—

Net amount recognized	$(58,269)	$(65,636)	$(476,101)	$(452,659)

Amounts recognized in accumulated other comprehensive income, pre-tax
Prior service cost	$1,187	$1,491	$8,852	$6,754
Net actuarial loss	96,090	96,818	200,299	198,156

Net amount recognized	$97,277	$98,309	$209,151	$204,910

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	For the years ended December 31,			For the years ended December 31,
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$4,419	$4,154	$4,010	$3,014	$3,049	$2,993
Interest cost	12,906	12,458	12,013	26,040	23,294	21,526
Expected return on plan assets	(13,076)	(11,304)	(14,528)	—	—	—
Amortization of prior service cost (credit)	304	304	305	(2,098)	(1,950)	(2,161)
Amortization of net actuarial loss	8,922	9,356	2,459	14,522	6,440	5,199

Net periodic benefit cost for continuing operations	$13,475	$14,968	$4,259	$41,478	$30,833	$27,557

        The estimated portion of net prior service cost and net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in 2011 are as follows (in thousands):

	Pension Benefits	Other Benefits
Prior service cost (credit)	$272	$(961)
Net actuarial loss	8,617	12,207

Net amount to be recognized	$8,889	$11,246

        Changes in plan assets and benefit obligations recognized in other comprehensive income as (income) loss in 2010 are as follows (in thousands):

	Pension Benefits	Other Benefits	Total
Current year net actuarial loss	$8,185	$16,591	$24,776
Amortization of actuarial loss	(8,922)	(14,522)	(23,444)
Amortization of prior service cost (credit)	(304)	2,098	1,794

Total	(1,041)	4,167	3,126
Deferred taxes	495	1,659	2,154

Total recognized in other comprehensive (income) loss, net of taxes	$(546)	$5,826	$5,280

        A summary of key assumptions used is as follows:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.30%	5.90%	6.50%	5.35%	5.90%	6.50%
Rate of compensation increase	3.70%	3.70%	3.70%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.90%	6.50%	6.50%	5.90%	6.50%	6.50%
Expected return on plan assets	8.25%	8.90%	8.90%	—	—	—
Rate of compensation increase	3.70%	3.70%	3.60%	—	—	—

	December 31,
	2010		2009		2008
	Pre-65	Post-65	Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	7.50%	8.00%	8.00%	7.60%	8.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016	2016	2014	2014

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

        The yield curve is based on non-callable corporate bonds rated AA by Moody's that are denominated in U.S. dollars and where the time to maturity is between 0.5 and 30 years. The model uses bid-price bond data provided each month by Barclays Capital. To minimize any potential distortion caused by using bid prices instead of actual trading prices, only bonds that have at least $250 million in outstanding issue are selected. Using this bond universe, regression analysis is used to fit yield-to-maturity to time-to-maturity. Then, the par coupon yield curve is converted into an equivalent zero coupon spot rate curve using the standard "bootstrapping" technique, which assumes that the price of a coupon bond for a given maturity equals the present value of the underlying bond cash flows using zero-coupon spot rates. Discount rates beyond 30 years are assumed to equal the 30-year rate.

        The plan assets of the pension plans are held and invested by the Walter Energy, Inc. Subsidiaries Master Pension Trust ("Pension Trust"). The Pension Trust employs a total return investment approach whereby a mix of equity and fixed income investments are used to meet the long-term funding and near-term cash flow requirements of the pension plan. The asset mix strives to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio is diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Domestic equity holdings primarily consist of investments in large-cap and mid-cap companies located in the United States, and of investments in collective trusts managed to replicate the investment performance of industry standard investment indexes. Foreign equity holdings primarily consist of investments in domestically managed mutual funds located in the United States. Fixed income holdings are diversified by issuer, security type and principal and interest payment characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Fixed income and derivatives holdings primarily consist of investments in domestically managed mutual funds located in the United States. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies. Management believes the only significant concentration of investment risk lies in exposure to the U.S. domestic markets as compared to total global investment opportunities.

        During 2009, the strategic allocation in the fixed income component was raised from 30% to 40% with a corresponding reduction in equity allocation from 70% to 60%. As a result of this change, beginning in 2010 the expected return on asset assumption decreased from 8.90% to 8.25%. As of December 31, 2010 the Pension Trust's strategic asset allocation targets are as follows:

			Actual Allocation
	Strategic Allocation	Tactical Range
			2010	2009
Equity investments:
Large capitalization stocks	38.5%	29-48%	39.1%	39.6%
Mid capitalization stocks	8.5%	6-11%	11.2%	10.6%
Small capitalization stocks	0.0%	0%	0.0%	0.0%
International stocks	13.0%	9-17%	11.6%	12.4%

Total equity investments	60.0%	50-70%	61.9%	62.6%
Fixed income investments	40.0%	30-50%	37.5%	36.7%
Cash	0.0%	0-5%	0.6%	0.7%

Total	100.0%		100.0%	100.0%

        These ranges are targets and deviations may occur from time-to-time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.

        As of December 31, 2010 the fair value of the Pension Trust's assets were as follows ($ in thousands):

Asset category		Level 1(L1)	Level 2(L2)	Level 3(L3)
Cash	$1,084	X
Equity investments
Large cap value(a)	32,439		X
Large cap core(b)	20,706		X
Large cap growth(c)	21,867	X
Mid-cap growth(d)	21,527	X
International(e)	22,178	X
Fixed income investments:
Core plus total return(f)	71,935	X

Total	$191,736

(a)
This category comprises an investment in a low-cost, non-actively managed, U.S.-regulated equity index fund that tracks the Russell 1000 Value Index. This investment is a Common Collective Trust which is similar to a mutual fund, but is not publicly traded. Therefore, even though the underlying investments of the fund would be considered Level 1, this investment is considered Level 2.

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

(d)
This category primarily consists of U.S. common stocks selected using a mid-capitalization, growth-oriented investment strategy. This is an actively-managed fund with the goal of achieving a return above the Standard and Poor's MidCap 400 Index.

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

(L2)
The fair values of these assets are obtained from the asset managers of these Common Collective Trusts, as determined by the unit prices of actual purchases and sales transactions occurring as of or close to the financial statement date.

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

        Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in thousands):

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$4,358	$(3,501)
Effect on postretirement benefit obligation	$60,849	$(50,428)
Discount rate:
Effect on postretirement service and interest cost components	$267	$(479)
Effect on postretirement benefit obligation	$(52,686)	$64,821
Effect on current year postretirement benefits expense	$(4,499)	$5,499
Effect on pension service and interest cost components	$42	$(122)
Effect on pension benefit obligation	$(25,219)	$30,440
Effect on current year pension expense	$(2,374)	$2,791
Expected return on plan assets:
Effect on current year pension expense	$(1,585)	$1,585
Rate of compensation increase:
Effect on pension service and interest cost components	$413	$(370)
Effect on pension benefit obligation	$3,437	$(3,152)
Effect on current year pension expense	$760	$(688)

        The Company's minimum pension plan funding requirement for 2011 is $17.8 million, which the Company expects to fully fund. The Company also expects to pay $24.8 million in 2011 for benefits related to its other postretirement healthcare plan. The following estimated benefit payments from the plans, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy	Medicare Part D Subsidy
2011	$21,510	$26,390	$1,637
2012	13,535	27,875	1,870
2013	14,404	29,479	2,082
2014	15,222	30,947	2,303
2015	17,049	32,127	2,541
Years 2016-2020	89,291	173,606	16,109

        The Company and certain of its subsidiaries maintain profit sharing and 401(k) plans. The total cost of these plans in 2010, 2009 and 2008 was $0.4 million, $0.5 million and $0.5 million, respectively.

UMWA Pension and Benefit Trusts

        The Company is required under the agreement with the UMWA to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The Employee Retirement Income Security Act of 1974 ("ERISA"), as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The Company does not have any intention to withdraw from the plan; however, through July 1, 2011, the calculation of the Company's combined withdrawal liability amounts to $426.0 million. The withdrawal liability is calculated based on the contributor's proportionate share of the plan's unfunded vested liabilities.

        The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") created two multiemployer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund ("Combined Fund") into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund.The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries, be assigned to their former signatory employers or related companies. This cost is recognized as an expense in the year the payments are assessed.

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

        Contributions to these plans in 2010, 2009 and 2008 were $17.3 million, $14.7 million and $13.0 million, respectively.

NOTE 14—Stockholders' Equity

        On June 16, 2008, the Company completed a public offering of 3,220,000 shares of its common stock at a price of $90.75 per share. The Company received $280.5 million of net proceeds from this offering, after deducting underwriting discounts and offering expenses. The Company used the net proceeds from this offering to repay $280.4 million of the borrowings outstanding under the Company's Credit Agreement.

        On July 31, 2008, the Board of Directors approved an increase in the Company's regular quarterly dividend rate from $0.05 per common share to $0.10 per common share. On April 21, 2010, the Board of Directors approved an additional increase in the Company's regular quarterly dividend rate from $0.10 per common share to $0.125 per common share.

        During 2008, the Company repurchased 354,256 shares under its $25.0 million share repurchase program, thereby fulfilling the program's authorized allotment. On September 26, 2008, the Board of Directors approved a new $50.0 million share repurchase program and on December 31, 2008, the Board of Directors authorized a $50.0 million expansion of the Company's share repurchase program. The new program began on January 1, 2009 and purchases were based on liquidity and market conditions. Through December 31, 2009, the Company purchased a total of 2,747,659 shares for $79.4 million under the $100 million program. The Company purchased an additional 270,159 shares for $20.5 million and completed the program during the second quarter of 2010. On May 14, 2010, the Board of Directors authorized a $45.0 million share repurchase program, which was substantially completed during the third quarter of 2010. Through December 31, 2010, a total of 3,658,408 shares were repurchased under the programs for a total cost of approximately $144.8 million.

        On February 27, 2009, the Company's Board of Directors authorized and declared a dividend of one preferred stock purchase right (a "Right") for each share of common stock to stockholders of record as of the close of business on April 23, 2009. The shareholders approved this action and the Company entered into a rights agreement on April 24, 2009. Initially the Right is not exercisable and will trade with our common stock. The Right may be exercisable under certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 20% of the outstanding shares of common stock. Upon exercise of the Right, each Right holder, other than the person or group triggering the plan, will have the right to purchase from us 1/1000th of a share of junior preferred stock (subject to adjustment) or, at the Company's option, shares of common stock having a value equal to two times the exercise price of the Right. Each fractional share of the junior preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. This rights agreement expires on April 23, 2012.

        On April 23, 2009, shareholders voted to grant the Company the authority to issue 20,000,000 shares of preferred stock, at a par value of $0.01 per share. The Board believes the ability to issue preferred stock is necessary in order to provide the Company with greater flexibility in structuring future capital raising transactions, acquisitions and/or joint ventures, including taking advantage of financing techniques that receive favorable treatment from credit rating agencies. No preferred shares have been issued.

NOTE 15—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except per share data):

	For the years ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$389,425	$389,425	$141,850	$141,850	$231,192	$231,192

Income (loss) from discontinued operations	$(3,628)	$(3,628)	$(4,692)	$(4,692)	$115,388	$115,388

Denominator:
Average number of common shares outstanding	53,179	53,179	53,076	53,076	53,791	53,791
Effect of dilutive securities
Stock awards(a)	—	521	—	743	—	794

	53,179	53,700	53,076	53,819	53,791	54,585

Income from continuing operations	$7.32	$7.25	$2.67	$2.64	$4.30	$4.24
Income (loss) from discontinued operations	(0.07)	(0.07)	(0.09)	(0.09)	2.14	2.11

Net income per share	$7.25	$7.18	$2.58	$2.55	$6.44	$6.35

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding of 25,177. 150,907, and 87,673 for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded because their effect would have been anti-dilutive.

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

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the EPA. A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved and finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of a residential sampling plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. The EPA and Walter Coke are in discussions regarding future action and timing under the Phase III RFI plan and the residential sampling plan.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At December 31, 2010, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete the Company is unable to fully estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

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

Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and results of operations.

Lease Obligations

        The Company's leases are primarily for mining equipment, automobiles and office space. Rent expense was $13.7 million, $10.9 million, and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum payments under non-cancellable capitalized and operating leases obligations as of December 31, 2010 are as follows (in thousands):

	Capitalized Leases	Operating Leases
2011	$2,282	$13,149
2012	2,926	6,361
2013	1,953	2,775
2014	—	1,145
2015	—	1,006
Thereafter	—	3,886

Total	7,161	$28,322

Less: amount representing interest and other executory costs	(829)

Present value of minimum lease payments	$6,332

NOTE 17—Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value disclosures:

        Cash and cash equivalents, receivables and accounts payable.    The carrying amounts reported in the balance sheet approximate fair value.

        Debt.    The Company's term loan in the amount of $136.1 million and $137.5 million at December 31, 2010 and 2009, respectively, is carried at cost. The estimated fair value of the Company's term loan was $136.1 million and $134.1 million at December 31, 2010 and 2009, respectively, based on similar transactions and yields in an active market for similarly rated debt.

        The Company's equipment financing debt had a balance (carried at cost) of $21.0 million at December 31, 2010 and $26.6 million at December 31, 2009. The estimated fair value of this equipment financing debt as of December 31, 2010 and 2009 was $21.0 million and $26.0 million, respectively, based on comparable equipment financing transactions for similarly rated companies based on similar transactions.

        The Company's short term borrowing to finance the premium payments on certain of its property insurance was $5.1 million and $4.3 million at December 31, 2010 and December 31, 2009, respectively, and is carried at cost. The carrying amounts reported on the balance sheet on this short term financing approximate fair value.

        Interest rate hedge.    On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million. The objective of the hedge is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under the equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge is a 62 month amortizing interest rate swap based on a 5.59% fixed rate with fixed rate and floating rate payment dates effective February 1, 2009. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity will be recorded in accumulated other comprehensive income (loss). This interest rate hedge had an immaterial fair value at both December 31, 2010 and December 31, 2009.

        During 2010, 2009 and 2008, interest rate hedge unrealized gains (losses) recorded in accumulated other comprehensive income, as well as realized gains (losses) recorded in net income were immaterial.

        Commodity hedges.    On October 20, 2009, the Company entered into a swap contract to hedge 1.6 million mmbtus of natural gas, or approximately 24% of forecasted 2010 natural gas sales, at a price of $6.35 per mmbtu. The swap contract ended December 31, 2010 and the Company did not have any commodity hedges outstanding at December 31, 2010. This hedge was designated as a cash flow hedge.

        The fair value of the unsettled commodity hedge outstanding at December 31, 2009 was an asset of $0.9 million recognized in accumulated other comprehensive income. The fair value was determined using quoted dealer prices for similar contracts in active over-the-counter markets (Level 2 criteria). For 2010 and 2009, the net change in the unrealized gain on the commodity cash flow hedges was $0.4 million, net of tax of $0.2 million, and $0.8 million, net of tax of $0.5 million, respectively. Realized gains recognized in net income for the years ended December 31, 2010 and 2009 were $1.9 million, net of taxes of $1.1 million, and $1.2 million, net of taxes of $0.8 million, respectively. Realized losses recognized in net income for the year ended December 31, 2008 were $2.5 million, net of taxes of $1.7 million.

NOTE 18—Segment Analysis

        The Company's reportable segments are strategic business units that offer different products and services and have separate management teams. The business units have been aggregated into four reportable segments: Underground Mining, Surface Mining, Walter Coke and Other. The Underground Mining segment is comprised of metallurgical coal mining, natural gas operations and royalties. The Surface Mining segment is comprised of coal mining and land sales generated by certain land holdings. Walter Coke manufactures foundry and furnace coke. The Other segment primarily includes corporate expenses.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2010	2009	2008
Revenues:
Underground Mining	$1,349,748	$787,325	$911,067
Surface Mining	133,734	99,556	72,711
Walter Coke	181,979	101,233	206,230
Other	2,996	2,469	3,424
Consolidating eliminations of intersegment activity(a)	(80,727)	(23,756)	(43,748)

Total Revenues(b)	$1,587,730	$966,827	$1,149,684

Segment operating income (loss):(c)
Underground Mining	$580,650	$208,189	$328,071
Surface Mining	24,170	24,045	(23,397)
Walter Coke	32,471	(1,338)	60,672
Other	(40,380)	(29,086)	(22,825)
Consolidating eliminations of intersegment activity	(2,849)	360	(1,314)

Operating income	594,062	202,170	341,207
Less interest expense, net	(16,466)	(18,176)	(8,418)

Income from continuing operations before income tax expense	577,596	183,994	332,789
Income tax expense	(188,171)	(42,144)	(101,597)

Income from continuing operations	$389,425	$141,850	$231,192

	For the years ended December 31
	2010	2009	2008
Depreciation and depletion:
Underground Mining	$81,563	$59,393	$43,149
Surface Mining	12,515	8,574	8,327
Walter Coke	4,092	4,566	4,152
Other	532	406	914

Total	$98,702	$72,939	$56,542

Capital expenditures:
Underground Mining	$130,582	$74,625	$125,789
Surface Mining	14,320	16,210	8,626
Walter Coke	7,397	4,837	6,904
Other	5,177	626	308

Total	$157,476	$96,298	$141,627

	As of December 31,
	2010	2009	2008
Identifiable assets:
Underground Mining	$874,635	$662,153	$687,218
Surface Mining	79,304	54,593	84,713
Walter Coke	67,595	83,492	70,472
Other	630,319	443,920	353,292
Assets of discontinued operations	5,912	15,198	1,872,298

Total	$1,657,765	$1,259,356	$3,067,993

(a)
Included in consolidating eliminations are inter-segment sales of $42.6 million, $16.3 million and $28.3 million during the years ended December 31, 2010, 2009 and 2008, respectively, between Underground Mining and Walter Coke; inter-segment sales of $14.6 million, $5.4 million and $2.8 million during the years ended December 31, 2010, 2009 and 2008, respectively, between Surface Mining and Walter Coke; inter-segment sales of $22.6 million, $2.0 million and $12.1 million during the years ended December 31, 2010, 2009 and 2008, respectively, between Underground Mining and Surface Mining; inter-segment sales of $0.2 million, $0.1 million and $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively, between Underground Mining and Other; and for the year ended December 31, 2010, inter-segment sales of $0.7 million between various segments and discontinued operations.

(b)
Export sales were $1.2 billion, $728.4 million and $781.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Export sales to customers in foreign countries in excess of 10% of consolidated revenues for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Percent of Consolidated Revenues For the years ended December 31,
Country	2010	2009	2008
Brazil	24.9%	20.2%	24.2%
U.K.	10.3%	12.6%	10.4%
Germany	13.7%	14.0%	8.9%

(c)
Segment operating income (loss) amounts include expenses for postretirement benefits. A breakdown by segment of postretirement benefits (income) expense is as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Underground Mining	$43,689	$32,199	$29,148
Surface Mining	202	230	(20)
Walter Coke	(663)	(527)	(645)
Other	(1,750)	(1,069)	(926)

	$41,478	$30,833	$27,557

NOTE 19—Related Party Transactions

        The Company owns a 50% interest in the joint venture Black Warrior Methane ("BWM"), which is accounted for under the proportionate consolidation method. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM. The Company also supplies labor to BWM and incurs costs, including property and liability insurance, to support the joint venture. The Company charges the joint venture for such costs on a monthly basis. These charges for 2010, 2009 and 2008 were $2.5 million, $2.5 million and $2.0 million, respectively.

NOTE 20—Adoption of New Accounting Pronouncements

        In January 2010, the FASB amended its guidance in ASC Topic 932 "Extractive Activities-Oil and Gas," expanding the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale and coal beds, clarifying that entities' equity method investments must be considered in oil and gas activities, and requiring new disclosures. Since the Company is subject to this guidance because it extracts hydrocarbons from coal beds, the Company adopted ASC Topic 932 as of January 1, 2010. The Company uses the successful efforts method, which required the Company to change its method of accounting for depreciation and depletion of the gas properties in its coal bed methane business from the straight-line method to the unit-of-production method. The increase in depreciation and depletion from this change resulted in a decrease in income from continuing operations of approximately $8.7 million, a decrease in net income of $5.4 million and a $0.10 decrease in diluted net income per share during the year ended December 31, 2010. The Company does not consider the effect of this change to be material to its operating results or financial condition.

NOTE 21—Subsequent Event

        In January 2011, the Company acquired approximately 25.3 million common shares of Western Coal Corp., representing 9.15% of the outstanding common shares of Western Coal Corp., from funds advised by Audley Capital for approximately $293.7 million in cash. As previously announced and pursuant to the terms of the share purchase agreement, the Company will purchase approximately 29.2 million additional common shares of Western Coal from funds advised by Audley Capital upon the earlier of the completion of the acquisition of Western Coal by Walter Energy or on April 30, 2011. See Note 4 for discussion of the pending acquisition of Western Coal.

Other Supplemental Information—Supplemental Gas Data (unaudited):

        The following section provides supplemental information on the natural gas exploration and production activities of the Company.

Capitalized costs (in thousands):

December 31, 2010
Proved properties	$288,171
Unproved properties	37,296

Total capitalized costs	325,467
Accumulated depreciation and depletion	(87,797)

Net capitalized costs	$237,670

Costs incurred for property acquisition, exploration and development (1)(in thousands):

For the Year Ended December 31, 2010
Property acquisitions:
Proved properties	$170,474
Unproved properties	—
Exploration costs	4,906
Development costs	16,548

Total	$191,928

(1)
Includes costs incurred whether capitalized or expensed.

Results of Operations for Natural Gas Producing Activities (in thousands):

For the Year Ended December 31, 2010
Revenue	$47,838
Cost and expenses:
Production costs	26,584
Exploration costs	—
Other costs	1,789
Depreciation and depletion	20,735

Total cost and expenses	49,108

Operating income (loss)	(1,270)
Income tax expense (benefit)	(1,156)

Results of operations for natural gas producing activities (excluding corporate overhead and interest costs)	$(114)

        The Company's 2010 average sales price and average production costs, per unit of production, were $4.52 and $2.50, respectively.

        The Company has committed all of its natural gas production to its customer, however, no minimum quantities are required to be delivered. The terms of these commitments expire between the years of 2014 and 2020.

        During the year ended December 31, 2010 the Company drilled 72 net development wells, none of which were dry. During 2010 the Company drilled no new exploratory wells. At December 31, 2010 there were 12 development wells and 5 exploratory wells in the process of being drilled. Drilling activities of development wells are currently in progress and scheduled to be completed during the first quarter of 2011. Drilling and evaluation activities for exploratory wells will be in process throughout 2011.

        The following table sets forth the number of producing wells, developed acreage and undeveloped acreage as of December 31, 2010:

	Gross	Net(1)
Producing wells	1,770	1,184

Proved developed acreage	123,484	86,296
Proved undeveloped acreage	880	400
Unproved acreage	430,492	271,823

Total acreage	554,856	358,519

(1)
Net acres do not include acreage attributable to the working interests of the Company's principal joint venture partners.

Natural Gas Reserve Quantities:

        All of our development wells and proved acreage are located in Alabama's Black Warrior basin. Net quantities of proved developed and undeveloped natural gas reserves as of December 31, 2010 presented in the tables below are based on reserve estimates prepared for the Company by the independent petroleum consultants Ryder Scott Company, L.P. in accordance with Securities and Exchange Commission ("SEC") guidelines and included herein as Exhibit 99.1 to this Form 10-K. Net proved reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of estimate.

For The Year Ended December 31, 2010
Net Reserve Quantity (in millions of cubic feet):
Beginning reserves	12,037
Purchases of reserves in-place(1)	188,243
Revisions(2)	(82,563)
Production	(9,986)
Sale of reserves in-place	—

Ending reserves(3)	107,731

(1)
Purchases of reserves in-place are due to the HighMount acquisition in May 2010.

(2)
Revisions are primarily due to differing assumptions used in the valuation of acquired reserves, which are based on a forward looking analysis, as compared to the SEC requirements for this footnote disclosure which uses historical past 12 month methodology in determining proven reserves.

(3)
Proved developed and proved undeveloped gas reserves are defined by the SEC Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations. There are many inherent uncertainties in estimating proved reserve quantities and projecting both the future production rates and the timing of development expenditures. Proved natural gas reserves are estimated quantities of natural gas and coal bed methane gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

For The Year Ended December 31, 2010
Proved Developed Reserves (in millions of cubic feet):
Beginning of year	10,625
End of year	85,042
Proved Undeveloped Reserves (in millions of cubic feet):
Beginning of year	1,412
End of year	22,689

For the Year Ended December 31, 2010
Proved Undeveloped Reserves (in millions of cubic feet);
Beginning proved undeveloped reserves	1,412
Undeveloped reserves transferred to developed(1)	(10,680)
Purchases	94,104
Revisions	(62,147)
Extension and discoveries	—

Ending proved undeveloped reserves(2)	22,689

(1)
During 2010, various development drilling efforts were completed. Approximately, $10.5 million of capital was spent in the year ended December 31, 2010 related to undeveloped reserves that were transferred to developed.

(2)
These undeveloped reserves are planned to be developed over the next five years.

Standardized Measure of Discounted Future Net Cash Flows:

        The following information has been prepared in accordance with the provisions of the Financial Accounting Standards Board's Accounting Standards Update No. 2010-03, "Extractive Activities—Oil and Gas (Topic 932)." This topic requires the standardized measure of discounted future net cash flows to be based on the average, first-day-of-the-month price for each of the twelve months in the year ended December 31, 2010. Because prices used in the calculation are average prices for the year, the standardized measure could vary significantly from year to year based on the market conditions that occurred.

        The projections should not be viewed as realistic estimates of future cash flows, nor should the "standardized measure" be interpreted as representing current value to the Company. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary. The Company's investment and operating decisions are not based on the information presented, but on a wide range of reserve estimates that include probable, as well as, proved reserves and on a varying future price and cost assumptions.

        The standardized measure is intended to provide a better means for comparing the value of the Company's proved reserves at a given time with those of other gas producing companies (in thousands).

As of December 31, 2010
Future Cash Flows:
Revenues	$439,969
Production costs	(191,654)
Development costs	(46,289)
Income Taxes	(65,658)

136,368
Discounted to present value at a 10% annual rate	(65,035)

Total standardized measure of discounted net cash flows	$71,333

        The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

For the Year Ended December 31, 2010
Balance at beginning of year	$3,914
Net changes in sales prices and production costs	12,209
Sales net of production costs	11,962
Net change due to revisions in quantity estimates	4,297
Net change due to acquisition of HighMount	89,442
Development costs incurred during the period	6,004
Difference in previously estimated development costs compared to actual costs incurred during the period	2,584
Changes in estimated future development costs	266
Net change in income taxes	(63,408)
Net change due to extensions, discoveries, and improved recovery	4,005
Accretion of discount	58

Total discounted cash flow at end of year	$71,333

 EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2	—	Amended Joint Plan of Reorganization of Registrant and certain of its subsidiaries, dated as of December 9, 1994 (Incorporated by reference to Exhibit T3E2 to Registrant's Applications for Qualification of Indentures on Form T-3, filed on February 6, 1995).
2.1	—

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

2.3	—

Arrangement Agreement, dated as of December 2, 2010, between Registrant and Western Coal Corp. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed on December 3, 2010).

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

10.2*	—	Form of Indemnification Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on November 24, 2008).
10.3*	—

Form of Amended and Restated Executive Change-in-Control Severance Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number		Description of Exhibit
10.4*	—	Form of Executive Change-in-Control Severance Agreement (for executives executing agreements after January 1, 2010).
10.5*	—

Registrant's Executive Deferred Compensation and Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

10.6*	—	Registrant's Amended and Restated Directors' Deferred Fee Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.7*	—	Registrant's Amended and Restated Supplemental Pension Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.8*	—	Executive Incentive Plan (Incorporated by reference to Appendix A to the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 31, 2006).
10.8.1*	—	First Amendment to the Registrant's Executive Incentive Plan (Incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.9*	—	Amended 1995 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit B to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, filed on August 12, 1997).
10.9.1*	—	Amendment to Amended 1995 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 10.7.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.10*	—

Amended and Restated 2002 Long-Term Incentive Award Plan (Incorporated by reference to Appendix C to the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, filed on March 31, 2009).

10.11*	—	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.12*	—	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.13*	—	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 19, 2004).
10.14	—

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

Exhibit Number		Description of Exhibit
10.15	—

Amendment No. 7 dated November 23, 2010, to the Credit Agreement dated as of October 3, 2005 by and among Walter Energy, Inc. as borrower, Bank of America, N.A., as Administrative Agent for the Lenders and each other Lender signatory thereto (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K, filed on November 29, 2010).

10.16*	—	Registrant's Involuntary Severance Benefit Plan (Incorporated by reference to Exhibit 10.23.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.16.1*	—

First Amendment to the Walter Energy, Inc. Involuntary Severance Benefit Plan (Incorporated by reference to Exhibit 10.23.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

10.17*	—	Agreement dated June 3, 2010 between the Company and Walter J. Scheller, III.
10.18*	—	Agreement dated March 14, 2006 between the Company and Lisa A. Honnold.
10.18.1*	—	Agreement dated December 22, 2008 between the Company and Lisa A. Honnold.
10.19*	—	Agreement dated as of July 30, 2007, between the Company and Charles C. Stewart (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed on May 7, 2010).
10.19.1*	—	Amendment dated as of December 22, 2008, between the Company and Charles C. Stewart (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, filed on May 7, 2010).
10.20*	—	Agreement dated October 24, 2006, between the Company and Michael T. Madden (Incorporated by reference to Exhibit 10.3 of the Registrant' Quarterly Report on Form 10-Q, filed on May 7, 2010).
10.20.1*	—	Amendment dated as of December 18, 2008, between the Company and Michael T. Madden (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed on May 7, 2010).
10.20.2*	—

Amended and Restated Change-in-Control Agreement dated as of December 18, 2008 between the Company and Michael T. Madden (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q, filed on May 7, 2010).

10.21*	—

Agreement dated as of December 31, 2009, between the Company and Victor P. Patrick (Incorporated by reference to Exhibit 10.15 of the Registrant's Current Report on Form 8-K/A, filed December 31, 2009).

10.21.1*	—

Agreement dated as of March 31, 2006, between the Company and George R. Richmond (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2005).

10.21.2*	—

Agreement dated as of March 31, 2006, between the Company and George R. Richmond (Incorporated by reference to Exhibit 10.17.1 of the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2008).

Exhibit Number		Description of Exhibit
10.22	—

Income Tax Allocation Agreement, dated as of May 26, 2006, between Registrant and Mueller Water Products, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on May 30, 2006).

10.23	—

Joint Litigation Agreement, effective as of December 14, 2006, between Registrant and Mueller Water Products, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on December 20, 2006).

10.24	—

Tax Separation Agreement, dated as of April 17, 2009, between Registrant and Walter Investment Management, LLC (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on April 23, 2009).

10.25	—

Joint Litigation Agreement, dated as of April 17, 2009, between Registrant and Walter Investment Management, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed on April 23, 2009).

10.26	—

Share Purchase Agreement, dated as of November 17, 2010, between Registrant and Audley Capital Management Limited, Audley European Opportunities Master Fund Limited, Audley Investment I and Audley Investment II (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on November 18, 2010).

10.27	—

Debt Commitment Letter, dated as of December 2, 2010, between Registrant and Morgan Stanley Funding, Inc., The Bank of Nova Scotia and Credit Agricole Corporate and Investment Bank. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on December 3, 2010).

21	—	Subsidiaries of the Company
23.1	—	Consent of Ernst & Young LLP
23.2	—	Consent of Ryder Scott Company LP, Petroleum Consultants
24	—	Power of Attorney
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer
99.1	—	Report of Ryder Scott LP, Petroleum Consultants

Exhibit Number		Description of Exhibit
101	—

XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.