Form 10-Q
period 2011-03-31
Walter Energy, Inc.
filed 2011-05-09
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

        Number of shares of common stock outstanding as of April 29, 2011: 62,293,992

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$93,205	$293,410
Receivables, net	144,991	143,238
Inventories	96,441	97,631
Deferred income taxes	62,215	62,371
Prepaid expenses	22,614	28,179
Other current assets	8,980	10,710

Total current assets	428,446	635,539
Property, plant and equipment, net of accumulated depreciation and depletion of $479,066 and $450,743, respectively	805,031	790,001
Deferred income taxes	141,843	149,520
Investment in Western Coal Corp.	309,157	—
Other long-term assets	83,835	82,705

	$1,768,312	$1,657,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$65,248	$70,692
Accrued expenses	88,436	52,399
Current debt	9,556	13,903
Current accumulated postretirement benefits obligation	25,066	24,753
Other current liabilities	23,339	32,100

Total current liabilities	211,645	193,847
Long-term debt	151,718	154,570
Long-term accumulated postretirement benefits obligation	454,329	451,348
Other long-term liabilities	264,240	262,934

Total liabilities	1,081,932	1,062,699

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares, Issued—53,283,223 and 53,136,977 shares, respectively	533	531
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	359,024	355,540
Retained earnings	486,554	411,383
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(169,168)	(172,317)
Unrealized investment gain, net of tax	9,626	—
Unrealized loss on hedges, net of tax	(189)	(71)

Total stockholders' equity	686,380	595,066

	$1,768,312	$1,657,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,
	2011	2010
Revenues:
Sales	$406,575	$308,110
Miscellaneous income	2,159	3,939

	408,734	312,049

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	218,460	189,511
Depreciation and depletion	28,358	22,169
Selling, general and administrative	31,882	18,693
Postretirement benefits	10,267	10,369

	288,967	240,742

Operating income	119,767	71,307
Interest expense	(3,556)	(4,777)
Interest income	156	181

Income from continuing operations before income tax expense	116,367	66,711
Income tax expense	34,554	24,016

Income from continuing operations	81,813	42,695
Loss from discontinued operations	—	(1,144)

Net income	$81,813	$41,551

Basic income (loss) per share:
Income from continuing operations	$1.54	$0.80
Loss from discontinued operations	—	(0.02)

Basic net income	$1.54	$0.78

Diluted income (loss) per share:
Income from continuing operations	$1.53	$0.79
Loss from discontinued operations	—	(0.02)

Diluted net income	$1.53	$0.77

Dividends per share	$0.125	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$595,066	$531	$355,540		$411,383	$(172,388)
Comprehensive income:
Net income	81,813			$81,813	81,813
Other comprehensive income, net of tax:
Change in pension and other postretirement benefit plans	3,149			3,149		3,149
Change in unrealized gain on investment	9,626			9,626		9,626
Change in unrealized loss on hedges	(118)			(118)		(118)

Comprehensive income				$94,470

Stock issued upon the exercise of stock options	1,691	2	1,689
Dividends paid, $0.125 per share	(6,642)				(6,642)
Stock-based compensation	1,150		1,150
Tax benefit from stock-based compensation arrangements	5,731		5,731
Other	(5,086)		(5,086)

Balance at March 31, 2011	$686,380	$533	$359,024		$486,554	$(159,731)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$81,813	$41,551
Loss from discontinued operations	—	1,144

Income from continuing operations	81,813	42,695
Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and depletion	28,358	22,169
Deferred income tax provision	—	32,772
Other	3,961	(828)
Decrease (increase) in current assets:
Receivables	(1,753)	(41,552)
Inventories	1,190	18,426
Other current assets	6,488	(909)
Increase (decrease) in current liabilities:
Accounts payable	(5,444)	(260)
Accrued expenses and other current liabilities	33,912	2,299

Cash flows provided by (used in) operating activities	148,525	74,812

INVESTING ACTIVITIES
Additions to property, plant and equipment	(44,293)	(14,337)
Investment in Western Coal Corp.	(293,678)	—
Other	211	(91)

Cash flows provided by (used in) investing activities	(337,760)	(14,428)

FINANCING ACTIVITIES
Retirements of debt	(7,199)	(6,627)
Dividends paid	(6,642)	(5,358)
Purchases of stock under stock repurchase program	—	(4,689)
Other	2,336	5,794

Cash flows provided by (used in) financing activities	(11,505)	(10,880)

Cash flows provided by (used in) continuing operations	(200,740)	49,504

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	—	(1,635)
Cash flows provided by (used in) investing activities	—	599
Cash flows provided by (used in) financing activities	—	—

Cash flows provided by (used in) discontinued operations	—	(1,036)

Net increase (decrease) in cash and cash equivalents	$(200,740)	$48,468

Cash and cash equivalents at beginning of period	$293,410	$165,279
Add: Cash and cash equivalents of discontinued operations at beginning of period	535	1,254
Net increase (decrease) in cash and cash equivalents	(200,740)	48,468
Less: Cash and cash equivalents of discontinued operations at end of period	—	577

Cash and cash equivalents at end of period	$93,205	$214,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Walter Energy, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

        For the three months ended March 31, 2010 amounts reported in discontinued operations include the results from the Company's closed Homebuilding business and Kodiak Mining Company, LLC ("Kodiak").

Note 2—Acquisition

        Western Coal Corp.    On November 18, 2010 the Company announced its intent to acquire all of the outstanding common shares of Western Coal Corp. ("Western Coal"). Western Coal is a producer of high quality metallurgical coal from mines in northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (United States), and high quality anthracite coal from mines located in South Wales (United Kingdom). The acquisition of Western Coal substantially increases the Company's reserves available for future production, the majority of which is high-demand hard coking coal, and creates a diverse geographical footprint with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins.

        In November 2010 the Company entered into a share purchase agreement with various funds advised by Audley Capital to purchase an initial approximately 54.5 million common shares, or 19.8%, of the outstanding common shares of Western Coal for CAD$11.50 per share. On December 2, 2010 the Company entered into an arrangement agreement with Western Coal to acquire all of the remaining outstanding common shares of Western Coal for CAD$11.50 per share in cash or 0.114 of a Walter Energy share, or for a combination thereof at the holder's election, and all subject to proration.

        In January 2011 the Company acquired 25,274,745 common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital. The shares were purchased for $293.7 million in cash and had a fair value of $309.2 million as of March 31, 2011. On April 1, 2011 the Company acquired the remaining outstanding common shares of Western Coal for a combination of $2.2 billion in cash and the issuance of 8,951,558 common shares of Walter Energy valued at $1.2 billion. The fair value of Walter Energy's common stock on April 1, 2011 was $136.75 per share based on the closing value on the New York Stock Exchange. The cash portion was funded with part of the proceeds from a new $2.725 billion credit facility discussed in Note 4.

        The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. This preliminary allocation is based on information available at the time these financial statements were prepared. Accordingly, the allocation is preliminary and is expected to change as additional information becomes available and is assessed by the Company. The final allocation of the consideration transferred may include adjustment to the fair

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 2—Acquisition (Continued)

value estimates of identifiable assets and liabilities, including but not limited to inventory, depreciable tangible assets, proven and probable reserves, reserves related to current development projects, value beyond proven and probable reserves, intangible assets and contract-related liabilities after a full review has been completed. The impact of such changes may be material. Fair values were determined using the income, cost and market price valuation methods as deemed appropriate.

        The following table summarizes the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands):

Purchase consideration:
Cash	$2,464,723
Fair value of shares of common stock issued	1,224,126

Total consideration	$3,688,849

Fair value of assets acquired and liabilities assumed:
Net working capital	$113,454
Property, plant and equipment	4,888,734
Goodwill	266,117
Other long-term assets	114,437

Total assets	5,382,742

Deferred tax liability	(1,591,810)
Other long-term liabilities	(102,083)

Total liabilities	(1,693,893)

Net assets acquired	$3,688,849

        Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed. The factors that contribute to the recognition of goodwill, which may also influence the purchase price, include Western Coal's (i) historical cash flows and income levels; (ii) reputation in its markets (iii) strong management team (iv) efficiency of its operations, and (v) future cash flows and income growth projections. None of the goodwill is expected to be tax deductible. Walter Energy incurred expenses related to the purchase of approximately $9.9 million during the three months ended March 31, 2011, which are included in selling, general and administrative expenses.

        The unaudited supplemental pro forma information presented below includes the effects of the Western Coal acquisition as if it had been completed as of January 1, 2010. The pro forma results include (i) the impact of certain estimated fair value adjustments, including additional estimated depreciation and depletion expense associated with the acquired owned and leased mineral rights and property, plant and equipment and (ii) interest expense associated with debt used to fund the acquisition. Accordingly, the following unaudited pro forma financial information results should not be

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 2—Acquisition (Continued)

considered indicative of either future results or results that might have occurred had the acquisition been consummated as of January 1, 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Revenues	$633,096	$442,220
Net income	80,698	25,554

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Finished goods	$67,846	$69,110
Raw materials and supplies	28,595	28,521

Total inventories	$96,441	$97,631

Note 4—Debt

        2005 Credit Agreement, as Amended On April 1, 2011, in connection with the acquisition of Western Coal, the Company repaid in full all outstanding loans and accrued interest under the 2005 credit agreement, as amended ("2005 Credit Agreement") and it was simultaneously terminated. No penalties were due in connection with the repayments. As of March 31, 2011 the 2005 Credit Agreement included (1) an amortizing term loan facility ("2005 Term Loan") with an initial aggregate principal amount of $450.0 million and (2) a $300.0 million revolving credit facility ("2005 Revolver") which provided for loans and letters of credit. The 2005 Term Loan bore interest at LIBOR plus as much as 300 basis points and required quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal was to be due. The 2005 Revolver bore interest at LIBOR plus as much as 400 basis points and was due to mature on July 2, 2012. The commitment fee on the unused portion of the 2005 Revolver was 0.5% per year for all pricing levels. The Company's obligations under the 2005 Credit Agreement were secured by substantially all of the Company's real, personal and intellectual property. As of March 31, 2011, the 2005 Term Loan outstanding balance was $135.7 million with a weighted average interest rate of 2.50%. The 2005 Revolver had no outstanding borrowings, with $59.9 million in outstanding stand-by letters of credit and $240.1 million of availability for future borrowings.

        2011 Credit Agreement On April 1, 2011, the Company entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to payoff all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") that provides for loans and letters of

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 4—Debt (Continued)

credit. The Company's obligations under the 2011 Credit Agreement were secured by substantially all of the Company's domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, make investments and loans and also includes certain financial covenants that must be maintained.

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the Revolver and term loan A, and 275 to 300 basis points on the term loan B adjusted quarterly based on the Company's total leverage ratio as defined by the 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars, at the Company's option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. There were no borrowings under the Revolver at April 1, 2011.

        The Company's debt repayment schedules for the term loans A and B, excluding interest, as of April 1, 2011 are as follows (in thousands):

	Payments Due
	2011	2012	2013	2014	2015	Thereafter
Term loan A	$22,500	$52,500	$82,500	$112,500	$517,500	$162,500
Term loan B	10,500	14,000	14,000	14,000	14,000	1,333,500

	$33,000	$66,500	$96,500	$126,500	$531,500	$1,496,000

        As of May 3, 2011, the Company had available liquidity of approximately $473.2 million, consisting of cash, cash equivalents and marketable securities of $142.4 million, plus $330.8 million available under the new $375.0 million revolver. Total long-term debt as of May 3, 2011, including the current portion of long-term debt, was approximately $2.460 billion.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 5—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,291	$1,105	$1,253	$753
Interest cost	3,144	3,226	6,202	6,510
Expected return on plan assets	(3,929)	(3,269)	—	—
Amortization of prior service cost (credit)	68	76	(240)	(524)
Amortization of net actuarial loss	2,063	2,231	3,052	3,630
Settlement loss	1,716	—	—	—

Net periodic benefit cost	$4,353	$3,369	$10,267	$10,369

        The settlement loss shown above is related to the retirement of an executive of the company and was included in selling, general and administrative expense in the consolidated statement of operations.

Note 6—Comprehensive Income

        Comprehensive income is comprised primarily of net income, changes in pension and other postretirement benefits obligations and gains or losses from the effect of cash flow hedges. The results for the three months ended March 31, 2011 also includes an unrealized gain on the common shares of Western Coal owned as of March 31, 2011 as described in Note 2. Comprehensive income for the three months ended March 31, 2011 and 2010 was $94.5 million and $45.8 million, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 7—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three months ended March 31, 2011 and 2010 is as follows (in thousands, except per share data):

	For the three months ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$81,813	$81,813	$42,695	$42,695

Loss from discontinued operations	—	—	$(1,144)	$(1,144)

Denominator:
Average number of common shares outstanding	53,190	53,190	53,437	53,437
Effect of dilutive securities:
Stock awards(a)	—	329	—	661

	53,190	53,519	53,437	54,098

Income from continuing operations	$1.54	$1.53	$0.80	$0.79
Loss from discontinued operations	—	—	(0.02)	(0.02)

Net income per share	$1.54	$1.53	$0.78	$0.77

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Weighted average number of stock options and restricted stock units outstanding for the three months ended March 31, 2011 and 2010 totaling 14,359 and 14,720, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 8—Segment Information

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended March 31,
	2011	2010
Revenues:
Underground Mining	$343,154	$240,301
Surface Mining	40,796	31,333
Walter Coke	47,276	51,182
Other	798	778
Consolidating eliminations of intersegment activity(a)	(23,290)	(11,545)

Total Revenues	$408,734	$312,049

Segment operating income (loss):
Underground Mining	$123,876	$64,828
Surface Mining	6,737	7,260
Walter Coke	8,000	7,643
Other	(19,206)	(8,119)
Consolidating eliminations of intersegment activity	360	(305)

Operating income	119,767	71,307
Less interest expense, net	(3,400)	(4,596)

Income from continuing operations before income tax expense	116,367	66,711
Income tax expense	34,554	24,016

Income from continuing operations	$81,813	$42,695

Depreciation and depletion:
Underground Mining	$23,113	$18,492
Surface Mining	3,960	2,582
Walter Coke	1,096	1,018
Other	189	77

Total	$28,358	$22,169

(a)
Included in consolidating eliminations are intersegment sales that consist primarily of sales between Underground Mining and Walter Coke totaling $12.2 million and $5.1 million, between Surface Mining and Walter Coke totaling $3.7 million and $1.9 million, and between Underground Mining and Surface Mining totaling $7.4 million and $4.4 million for the three months ended March 31, 2011 and 2010, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 9—Commitments and Contingencies

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

        In connection with the Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a proposed final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the proposed final order. An additional extension of time to submit the proposed final order was granted in late November 2010. The date of submission to the Court for the proposed final order was late February 2011. At the request of both parties, the Bankruptcy Court granted an additional extension of time until May 16, 2011 to submit the proposed final order.

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

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. At this time, no final resolution has been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim and consequently, should the IRS prevail on its positions, the Company believes its financial exposure is limited to interest and possible penalties.

        The IRS has begun its audit of Walter Energy Inc.'s income tax returns filed for 2006 through 2008. Since the IRS examination is in its initial stages, any resulting tax deficiency or overpayment cannot be estimated at this time. During the next year, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years will have an immaterial impact on the total uncertain income tax positions and net income.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

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

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At March 31, 2011, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete the Company is unable to fully estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

        The Company and Walter Coke have been named in a suit filed by Louise Moore on April 26, 2011 (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the companies and/or their predecessors. This action is still in the earliest stages of litigation. Based on initial evaluation, management of the Company and Walter Coke believe that both procedural and substantive defenses are available and applicable, and accordingly, the companies expect to vigorously defend this matter. As such, management believes that presently there is no reasonable basis for management to form a view with respect to the probability of liability in this matter.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

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

Note 10—Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value for purposes of disclosure:

        Cash and cash equivalents, restricted short-term investments, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Investment in Western Coal Corp.—In January 2011, the Company acquired 25,274,745 common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital for $293.7 million in cash. The Company's investment in Western Coal was $309.2 million at March 31, 2011, and is carried at fair value. Fair value was based on the March 31, 2011 closing value on the Toronto Stock Exchange (Level 1 criteria). See also Note 2.

        Debt—The Company's term loan in the amount of $135.7 million and $136.1 million at March 31, 2011 and December 31, 2010, respectively, is carried at cost. The estimated fair value of the Company's term loan was the same as cost at both March 31, 2011 and December 31, 2010 based on similar transactions and yields in an active market for similarly rated debt.

        The Company's equipment financing debt was $19.6 million and $21.0 million at March 31, 2011 and December 31, 2010, respectively, and is carried at cost. The estimated fair value of this equipment financing debt was the same as cost at both March 31, 2011 and December 31, 2010 based on comparable equipment financing transactions of similarly rated companies.

Note 11—Subsequent Events

        On May 6, 2011 the Company entered into a lease for approximately 75.0 million tons of Blue Creek coal reserves in Tuscaloosa County, Alabama from a subsidiary of Chevron Corporation ("Chevron"). Terms of the lease include royalty rates that are in line with existing agreements. The Company also acquired the existing North River steam coal mine in Fayette County and Tuscaloosa County, Alabama from a subsidiary of Chevron. Total consideration for the mine included minimal cash and the assumption of certain liabilities, not expected to be material.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 8 of "Notes to Condensed Consolidated Financial Statements," which provides our net sales and revenues and operating income by reportable segment.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the
Three Months Ended March 31, 2011 and 2010

	For the three months ended March 31, 2011
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$342,797	$39,868	$46,854	$346	$(23,290)	$406,575
Miscellaneous income	357	928	422	452	—	2,159

Revenues	343,154	40,796	47,276	798	(23,290)	408,734
Cost of sales (exclusive of depreciation and depletion)	176,803	29,447	35,547	313	(23,650)	218,460
Depreciation and depletion	23,113	3,960	1,096	189	—	28,358
Selling, general & administrative	8,687	607	2,746	19,842	—	31,882
Postretirement benefits	10,675	45	(113)	(340)	—	10,267

Operating income (loss)	$123,876	$6,737	$8,000	$(19,206)	$360	119,767

Less: Interest expense, net						3,400
Less: Income tax expense						34,554

Income from continuing operations						$81,813

	For the three months ended March 31, 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$238,232	$30,408	$50,865	$150	$(11,545)	$308,110
Miscellaneous income	2,069	925	317	628	—	3,939

Revenues	240,301	31,333	51,182	778	(11,545)	312,049
Cost of sales (exclusive of depreciation and depletion)	140,002	20,066	40,760	(118)	(11,199)	189,511
Depreciation and depletion	18,492	2,582	1,018	77	—	22,169
Selling, general & administrative	6,057	1,375	1,927	9,375	(41)	18,693
Postretirement benefits	10,922	50	(166)	(437)	—	10,369

Operating income (loss)	$64,828	$7,260	$7,643	$(8,119)	$(305)	71,307

Less: Interest expense, net						4,596
Less: Income tax expense						24,016

Income from continuing operations						$42,695

	Dollar variance for the three months ended March 31, 2011 versus 2010
(in thousands)	Underground Mining	Surface Mining	Walter Coke	Other	Cons Elims	Total
Sales	$104,565	$9,460	$(4,011)	$196	$(11,745)	$98,465
Miscellaneous income	(1,712)	3	105	(176)	—	(1,780)

Revenues	102,853	9,463	(3,906)	20	(11,745)	96,685
Cost of sales (exclusive of depreciation and depletion)	36,801	9,381	(5,213)	431	(12,451)	28,949
Depreciation and depletion	4,621	1,378	78	112	—	6,189
Selling, general & administrative	2,630	(768)	819	10,467	41	13,189
Postretirement benefits	(247)	(5)	53	97	—	(102)

Operating income (loss)	$59,048	$(523)	$357	$(11,087)	$665	48,460

Less: (Increase) decrease in interest expense, net of interest income						1,196
Less: (Increase) decrease in income tax expense						(10,538)

Income from continuing operations						$39,118

Overview

        Our income from continuing operations for the three months ended March 31, 2011 was $81.8 million, or $1.53 per diluted share, which compares to $42.7 million, or $0.79 per diluted share, for the three months ended March 31, 2010. In the three months ended March 31, 2011, revenues increased $96.7 million and operating income increased $48.5 million versus the same period in 2010. Revenues and operating income improvements in the first quarter were primarily due to higher coking coal pricing in the Underground Mining segment. Operating income improvements resulting from the higher revenue were partially offset by higher costs and lower sales volumes from the Underground Mining segment. EBITDA for the first quarter of 2011 was $148.1 million, compared to $93.5 million in the first quarter of 2010. A reconciliation of net income to EBITDA is presented in Liquidity and Capital Resources below.

Outlook and Strategic Initiatives

  Industry Overview

  •
  Worldwide demand for metallurgical coal remained strong during the first quarter of 2011 and the longer term outlook is firm as the economic recovery continues in developed economies and demand expands in the major growth regions of China, India, and Brazil. Prices during the second quarter of 2011 are very strong and we continue to see exceptional interest in, and demand for, all of our metallurgical coal products.

  Western Coal

  •
  On April 1, 2011 we completed the acquisition of all of the outstanding common shares of Western Coal Corp. ("Western Coal") for a total purchase price of approximately $3.7 billion. Western Coal is a producer of high quality metallurgical coal from mines in northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (United States), and high quality anthracite coal in South Wales (United Kingdom). The acquisition of Western Coal transformed the Company into the leading, publicly traded 'pure-play' metallurgical coal producer in the world with strategic access to high-growth steel-producing countries in Asia, South America and Europe. We have significant reserves available for future production, the majority of which is high-demand hard coking coal, with a diverse geographical footprint.

  •
  We expect legacy Western Coal operations to have metallurgical coal sales of between 4.9 million and 5.3 million metric tons and thermal coal sales of 1.0 million to 1.2 million metric tons for the period April 1, 2011 to December 31, 2011.

  Underground Mining

  •
  Coking coal sales totaled 1.7 million short tons in the first quarter, down 6.4% compared to the same period last year due to lower production volumes despite strong customer demand. The average selling price in the first quarter of 2011 was $193.51 per short ton, a 52.3% increase over the average selling price of $127.05 per short ton for the same period in 2010. Our sales volume expectation for 2011 ranges from 7.5 million to 8.0 million short tons including up to 500,000 short tons of purchased coal.

  •
  Coking coal production totaled 1.6 million short tons in the first quarter of 2011, as compared to 1.7 million short tons during the same period in 2010. Lower production was primarily the result of challenging mining conditions, which persisted longer than expected.

  •
  Production costs for the first quarter of 2011 averaged $69.20 per short ton, an $11.01 per ton increase from the same period in 2010. Cost per short ton increased due to the effect of lower production volumes as well as planned continuous miner development associated with the preparation of future longwall panels.

  •
  The coal bed methane business sold 3.4 billion cubic feet of natural gas at an average price of $4.09 per thousand cubic feet in the first quarter of 2011 versus 1.4 billion cubic feet at an average hedged price of $5.49 per thousand cubic feet in the first quarter of 2010. Increased production and sales for the quarter resulted from the May 2010 acquisition of the Walter Black Warrior Basin natural gas business.

  •
  On May 6, 2011 we leased mineral rights for approximately 75 million short tons of recoverable Blue Creek coking coal reserves to the northwest of our existing mines from a subsidiary of Chevron Corporation. In addition we acquired Chevron Corporation's existing North River steam coal mine in Fayette County and Tuscaloosa County, Alabama. The acquisition of the North River mine is expected to be neutral to slightly accretive to earnings in the first year.

  •
  We will continue to evaluate future expansion opportunities, potential acquisitions and further investment opportunities in coal and natural gas.

  Surface Mining

  •
  During the first quarter of 2011, the surface mining operations produced 369,000 short tons and sold 426,000 short tons of steam, industrial and metallurgical coal, as compared to 345,000 short tons produced and 375,000 short tons sold during the first quarter of 2010. The increased production and sales volumes primarily resulted from production at our Reid School metallurgical coal mine, which began in May 2010. We expect to sell between 1.4 million short tons and 1.6 million short tons of coal in 2011.

  Walter Coke

  •
  Walter Coke sold 104,000 short tons of metallurgical coke at an average selling price of $409.85 per ton during the first quarter of 2011 as compared to 139,000 short tons at an average selling price of $327.37 per ton during the same period of 2010. Price increases were primarily attributable to improved demand in the domestic automotive and steel markets.

Summary of First Quarter Consolidated Results of Continuing Operations

        Revenues for the three months ended March 31, 2011 were $408.7 million, an increase of $96.7 million from $312.0 million in the same period in 2010. The increase in revenues was primarily due to significantly higher average selling prices for coking coal from our Underground Mining segment.

        Cost of sales, exclusive of depreciation, increased $28.9 million to $218.5 million, a 15.3% increase from $189.5 million in the first quarter of 2010, primarily as the result of higher production costs, royalties and freight costs at our Underground Mining segment. Production costs increased primarily due to costs associated with continuous miner development. Cost of sales represented 53.4% of revenues for the three months ended March 31, 2011 versus 60.7% of revenues for the same period in 2010. This reduction of cost of sales as a percentage of revenues is primarily the result of increased selling prices.

        Depreciation and depletion expense for the three months ended March 31, 2011 was $28.4 million, an increase of $6.2 million compared to the same period in 2010. The increase was primarily due to higher depreciation and depletion at our Underground Mining segment resulting from the acquisition of the Walter Black Warrior Basin business during the second quarter of 2010.

        Selling, general and administrative expense increased $13.2 million for the three months ended March 31, 2011 as compared to the same period in 2010, mostly attributable to $9.9 million of costs associated with the acquisition of Western Coal and increased employee compensation expenses.

        Our effective tax rate for the three months ended March 31, 2011 and 2010 was 29.7% and 36.0%, respectively. Our effective tax rate declined as compared to 2010 primarily as the result of a one-time tax charge of $20.7 million during the first quarter of 2010 which related to the elimination of the favorable tax treatment of Medicare Part D, partially offset by a one-time tax benefit of $17.4 million recognized in the first quarter of 2010 related to unconventional fuel source credits for our Walter Coke segment.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  Underground Mining

        Underground Mining, which includes the operations of Jim Walter Resources, Blue Creek Coal Sales and Walter Black Warrior Basin, reported revenues of $343.2 million in the first quarter of 2011, an increase of $102.9 million from the same period last year. The increase in revenues during the first quarter of 2011 as compared to the same period in 2010 was primarily due to significantly higher average selling prices for coking coal, partially offset by lower sales volumes. The lower sales volume in the first quarter of 2011 as compared to the 2010 first quarter reflects lower production along with lower inventory levels. Statistics for Underground Mining are presented in the following table:

	Three months ended March 31,
	2011	2010
Average coal selling price(1) (per short ton)	$193.51	$127.05
Tons of coal sold(1) (in thousands)	1,700	1,816
Average natural gas selling price (per mcf)(2)	$4.09	$5.49
Billion cubic feet of natural gas sold	3.4	1.4
Number of producing natural gas wells(3)	1,768	386

(1)
Includes sales of both coking coal produced and purchased coal.

(2)
Average 2010 natural gas selling prices include hedged sales.

(3)
Includes 1,392 wells associated with the Walter Black Warrior Basin business acquired during the second quarter of 2010.

        Underground Mining reported operating income of $123.9 million in the first quarter of 2011, compared to $64.8 million in the same period in 2010. The $59.1 million increase in operating income was primarily due the increase in revenues as noted above, partially offset by higher cost of sales. Cost of sales increased as a result of higher production costs, royalties and freight costs, as previously noted.

  Surface Mining

        Surface Mining, which includes the operations of Tuscaloosa Resources, Taft Coal Sales and Walter Minerals, reported revenues of $40.8 million in the first quarter of 2011, an increase of $9.5 million from the same period last year. The increase in revenues was primarily attributable to higher sales volumes and average selling prices of coal sold during the first quarter of 2011 as compared to the same period in 2010. The increase in sales volumes was primarily due to coal blending opportunities, inventory availability and additional tons produced at our Reid School metallurgical coal mine which opened in May 2010. Statistics for Surface Mining are presented in the following table:

	Three months ended March 31,
	2011	2010
Average coal selling price (per short ton)	$92.75	$78.89
Tons of coal sold (in thousands)	426	375

        Surface Mining reported operating income of $6.7 million in the first quarter of 2011, compared to $7.3 million in the same period in 2010. Operating income was lower as higher revenues were more than offset by increases in production costs, primarily due to higher mining ratios and diesel prices in the first quarter of 2011.

  Walter Coke

        Walter Coke's revenues were $47.3 million for the three months ended March 31, 2011, a decrease of $3.9 million as compared to the same period in 2010, reflecting lower sales volumes which more than offset increased pricing. Sales volumes during the first quarter of 2011 were lower as compared to the 2010 first quarter primarily due to higher-than-expected shipments to a furnace coke customer in the prior year. Statistics for Walter Coke are presented in the following table:

	Three months ended March 31,
	2011	2010
Metallurgical coke average selling price (per short ton)	$409.85	$327.37
Metallurgical coke tons sold (in thousands)	104	139

        Walter Coke's operating income was $8.0 million for the three months ended March 31, 2011 compared to operating income of $7.6 million in the same period in 2010. The increase in operating income was primarily the result of higher pricing and improved plant performance.

FINANCIAL CONDITION

        Cash and cash equivalents decreased by $200.2 million from $293.4 million at December 31, 2010 to $93.2 million at March 31, 2011, resulting primarily from the use of $293.7 million in cash in January 2011 to acquire approximately 25.3 million common shares of Western Coal and capital expenditures during the 2011 first quarter of $44.3 million. Offsetting these uses of cash was $148.5 million in cash flows provided by operating activities during the first quarter of 2011. See additional discussion in the Statement of Cash Flows section that follows.

        Net property, plant and equipment was $805.0 million at March 31, 2011, an increase of $15.0 million from December 31, 2010, primarily due to capital expenditures during the 2011 first quarter of $44.3 million partially offset by quarterly depreciation and depletion expense.

        Investment in Western Coal was $309.2 million at March 31, 2011 representing the fair value of approximately 25.3 million common shares of Western Coal acquired during January 2011 from funds advised by Audley Capital. On April 1, 2011 the Company completed the acquisition of Western Coal by purchasing all Western Coal's remaining outstanding stock. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of the Western Coal acquisition.

        Accrued expenses were $88.4 million at March 31, 2011, an increase of $36.0 million from December 31, 2010 primarily due to an increase in our accrual for income taxes currently payable.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term funding is our bank term loans entered into on April 1, 2011 as discussed below.

        Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal and natural gas, coal production, costs of raw materials, interest rates and the general economy. Although we have experienced improvement in the market for our products, renewed deterioration of economic conditions or deteriorating mining conditions could adversely impact our operating cash flows. Additionally, although financial market conditions have improved, there remains volatility and uncertainty, less availability of credit, potential counterparty defaults, sovereign credit concerns and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

2005 Credit Agreement, as Amended

        On April 1, 2011, in connection with the acquisition of Western Coal, we repaid in full all outstanding loans and accrued interest under the 2005 credit agreement, as amended ("2005 Credit Agreement") and it was simultaneously terminated. No penalties were due in connection with the repayments. As of March 31, 2011 the 2005 Credit Agreement included (1) an amortizing term loan facility ("2005 Term Loan") with an initial aggregate principal amount of $450.0 million and (2) a $300.0 million revolving credit facility ("2005 Revolver") which provided for loans and letters of credit. The 2005 Term Loan bore interest at LIBOR plus as much as 300 basis points and required quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal was to be due. The 2005 Revolver bore interest at LIBOR plus as much as 400 basis points and was due to mature on July 2, 2012. The commitment fee on the unused portion of the 2005 Revolver was 0.5% per year for all pricing levels. Our obligations under the 2005 Credit Agreement were secured by substantially all of the Company's real, personal and intellectual property. As of March 31, 2011, the 2005 Term Loan outstanding balance was $135.7 million with a weighted average interest rate of 2.50%. The 2005 Revolver had no outstanding borrowings with $59.9 million in outstanding stand-by letters of credit, and $240.1 million of availability for future borrowings.

2011 Credit Agreement

        On April 1, 2011, we entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to payoff all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") that provides for loans and letters of credit. Our obligations under the 2011 Credit Agreement are secured by our domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that restrict us and our subsidiaries ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, and engage in mergers or consolidations, make investments and loans and also includes certain financial covenants that must be maintained.

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or CDOR, plus a credit spread ranging from 225 to 300 basis points for the Revolver and term loan A, and 275 to 300 basis points on the term loan B, adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels.

        As of May 3, 2011, we had available liquidity of approximately $473.2 million, consisting of cash, cash equivalents and marketable securities of $142.4 million, plus $330.8 million available under the new $375.0 million revolver. Total long-term debt as of May 3, 2011, including the current portion of long-term debt, was approximately $2.460 billion.

Other Debt

        In October 2008, we entered into a $32.3 million equipment financing arrangement for certain mining equipment. This financing requires monthly payments using a predetermined amortization schedule, carries an interest rate of 1-month LIBOR plus 375 basis points, will mature in the first quarter of 2014 and is secured by the financed equipment. At March 31, 2011, there was $19.6 million outstanding at a stated interest rate of 4.0%. In addition, in 2008, we entered into a $9.4 million capital lease arrangement to procure certain mining equipment. The capital lease has a sixty month term and has an implicit fixed interest rate of 9.78%. At March 31, 2011 there was a balance remaining of $6.0 million.

Statement of Cash Flows

        Cash balances were $93.2 million and $293.4 million at March 31, 2011 and December 31, 2010, respectively. The decrease in cash during the three months ended March 31, 2011 primarily resulted from $293.7 million of cash used in the acquisition of approximately 25.3 million shares of Western Coal during January 2011(see Note 2 of "Notes to Condensed Consolidated Financial Statements") and capital expenditures of approximately $44.3 million, partially offset by cash provided by operating activities of $148.5 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three months ended March 31,
	2011	2010
Cash flows provided by (used in) operating activities	$148,525	$74,812
Cash flows provided by (used in) investing activities	(337,760)	(14,428)
Cash flows provided by (used in) financing activities	(11,505)	(10,880)

Cash flows provided by (used in) continuing operations	(200,740)	49,504
Cash flows provided by (used in) discontinued operations	—	(1,036)

Net increase (decrease) in cash and cash equivalents	$(200,740)	$48,468

        Net cash provided by operating activities of continuing operations was $148.5 million for the three months ended March 31, 2011 as compared to $74.8 million for the same period in 2010. The increase of $73.7 million is primarily attributable to an increase of $17.3 million in income from continuing operations, after adjusting for non-cash items such as depreciation and deferred taxes, a $39.8 million improvement in cash flows as receivables increased $1.8 million in the current quarter, compared to an increase of $41.6 million in the same period last year, and a $31.6 million improvement in cash flows as accrued expenses and other current liabilities increased $33.9 million in the current quarter versus $2.3 million in the first quarter of last year. These improvements were partially offset by a $17.2 million decline in cash flows from inventory which declined $1.2 million in the current period as compared to $18.4 million in the first quarter of 2010.

        Cash flows used in investing activities of continuing operations for the three months ended March 31, 2011 was $337.8 million compared to $14.4 million for the same period in 2010. The increase in cash flows used in investing activities of $323.4 million was primarily attributable to $293.7 million of cash used to acquire approximately 25.3 million shares of Western Coal during January 2010 and an increase in capital expenditures of $30.0 million.

Capital Expenditures

        Capital expenditures for 2011 are expected to total approximately $500 million to $540 million and include significant expansion projects at the Western Coal operations. Estimates for the Western Coal operations are for the period covering April 1, 2011 through December 31, 2011. Excluding the capital expenditures anticipated for Western Coal, our capital expenditures for 2011 are expected to total approximately $150 million to $175 million.

Historical EBITDA

        EBITDA represents earnings from continuing operations before interest expense, interest income, income taxes, and depreciation and depletion expense. EBITDA is a financial measure which is not calculated in conformity with United States generally accepted accounting principles "GAAP" and should be considered supplemental to, and not as a substitute or superior to a financial measure calculated in conformity with GAAP. We believe that EBITDA is a useful measure as some investors and analysts use EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of Net Income to EBITDA (in thousands):

	For the three months ended March 31,
	2011	2010
Net income	$81,813	$41,551
Add: Loss from discontinued operations	—	1,144
Add: Income tax expense	34,554	24,016
Add: Interest expense	3,556	4,777
Less: Interest income	(156)	(181)
Add: Depreciation and depletion expense	28,358	22,169

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA)	$148,125	$93,476

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. The primary market risk exposures relate to interest rate risk and commodity price risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 9 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. For a discussion of our risk factors, please refer to Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended March 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share Units	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2011 - January 31, 2011	—		—	—	$0.2
February 1, 2011 - February 28, 2011	35,541	(1)	$120.49	—	$0.2
March 1, 2011 - March 31, 2011	6,097	(2)	$131.83	—	$0.2

	41,638			—

(1)
In February 2011, we acquired 35,541 shares from employees at an average price of $120.49 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

(2)
In March 2011, we acquired 6,097 shares from employees at an average price of $131.83 per share. These shares were acquired to satisfy the employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 5.    Other Information

Mine Safety and Health Administration Safety Data

        The Company is committed to the safety of its employees and to achieving a goal of providing a workplace that is incident free. In achieving this goal the Company has in place health and safety programs that include regulatory-based training, accident prevention, workplace inspection, emergency preparedness response, accident investigations and program auditing. These programs are designed to comply with regulatory mining-related coking coal safety and environmental standards. Additionally, the programs provide a basis for promoting a best in industry safety practice.

        The operation of our mines is subject to regulation by the Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 ("the Mine Act"). MSHA inspects our mines on a continual basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. As required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. Within this disclosure, we present information regarding certain mining safety and health citations which MSHA has issued with respect to our mining operations. In evaluating this information, consideration should be given to facts such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are sometimes dismissed and remaining citations are often reduced in severity and amount.

        During the three months ended March 31, 2011 none of the Company's mining complexes received written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) or (ii) the potential to have such a pattern.

        The table below presents the total number of specific citations and orders issued by MSHA to Walter Energy Inc. and its subsidiaries, together with the total dollar value of the proposed MSHA civil penalty assessments received during the three months ended March 31, 2011 as well as legal actions pending before the Federal Mine Safety and Health Review Commission for each of our mining complexes.

Mining Complex(1)	Section 104(a) Significant and Substantial Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Proposed MSHA Assessments(2) ($ in thousands)	Fatalities	Pending Legal Actions(3)
JWR No. 4	58	1	5	1	—	148.8	—	73
JWR No. 5	—	—	—	—	—	—	—	1
JWR No. 7	54	—	1	—	1	210.8	—	58
JWR Central Shop	2	—	—	—	—	0.5	—	—
JWR Central Supply	—	—	—	—	—	—	—	—
Taft Choctaw	1	—	—	—	—	0.7	—	—
Taft Reid School	3	—	—	—	—	1.3	—	1
TRI East Brookwood	2	—	—	—	—	2.3	—	—
TRI Highway 59	—	—	—	—	—	—	—	—

(1)
MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in the table by mining complex rather than MSHA identification number because we believe that this presentation is more useful to investors. For descriptions of each of these mining operations, please refer to the descriptions under Item 1. Description of Business, in Part 1 of our Annual Report on Form-10K for the fiscal year ended December 31, 2010. Idle facilities are not included in the table above unless they received a citation, order or assessment by MSHA during the current quarterly reporting period or are subject to pending legal actions.

(2)
Amounts listed under this heading include proposed assessments received from MSHA in the current quarterly reporting period for alleged violations, regardless of the issuance date of the related citation or order.

(3)
Includes any pending legal action before the Federal Mine Safety and Health Review Commission involving such mine. Such actions may have been initiated prior to the current quarterly reporting period.

  The table includes references to specific sections of the Mine Act as follows:

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

  •
  Section 110(b) (2) Violations are for flagrant violations.

  •
  Section 107(a) Orders are for situations in which MSHA determined an imminent danger existed.

Item 6.   Exhibits

        (a)   Exhibits

Exhibit Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Interim Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Interim Chief Financial Officer
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements which were tagged as blocks of text.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ KEITH CALDER Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2011
/s/ LISA A. HONNOLD Interim Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2011

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Three Months Ended March 31, 2011 and 2010
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES