Form 10-Q
period 2011-06-30
Walter Energy, Inc.
filed 2011-08-09
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

WALTER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Incorporated in Delaware (State or other jurisdiction of incorporation or organization)	13-3429953 IRS Employer Identification No.
3000 Riverchase Galleria, Suite 1700,
Birmingham, Alabama (Address of principal executive offices)	35244 (Zip Code)

(205) 745-2000
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

        Number of shares of common stock outstanding as of July 31, 2011: 62,419,110

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$134,211	$293,410
Receivables, net	332,512	143,238
Inventories	200,885	97,631
Deferred income taxes	46,338	62,371
Prepaid expenses	67,909	28,179
Investments	70,060	—
Other current assets	47,209	10,710

Total current assets	899,124	635,539
Mineral interests, net of accumulated depletion of $67.9 million and $17.6 million, respectively	4,393,313	17,305
Property, plant and equipment, net of accumulated depreciation of $527.3 million and $433.1 million , respectively	1,453,112	772,696
Deferred income taxes	—	149,520
Goodwill	251,035	—
Other long-term assets	153,766	82,705

	$7,150,350	$1,657,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$81,976	$13,903
Accounts payable	134,162	70,692
Accrued expenses	217,836	52,399
Current accumulated postretirement benefits obligation	25,379	24,753
Other current liabilities	42,844	32,100

Total current liabilities	502,197	193,847
Long-term debt	2,386,769	154,570
Deferred income taxes	1,409,412	—
Long-term accumulated postretirement benefits obligation	463,917	451,348
Other long-term liabilities	363,030	262,934

Total liabilities	5,125,325	1,062,699

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares, Issued—62,370,998 and 53,136,977 shares, respectively	624	531
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	1,610,743	355,540
Retained earnings	586,120	411,383
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(166,083)	(172,317)
Unrealized investment loss, net of tax	(4,494)	—
Foreign currency translation adjustment	(1,101)	—
Unrealized loss on hedges, net of tax	(784)	(71)

Total stockholders' equity	2,025,025	595,066

	$7,150,350	$1 ,657,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,
	2011	2010
Revenues:
Sales	$766,716	$405,709
Miscellaneous income	6,284	4,913

	773,000	410,622

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	462,061	184,086
Depreciation and depletion	89,426	23,885
Selling, general and administrative	57,521	22,057
Postretirement benefits	10,343	10,361

	619,351	240,389

Operating income	153,649	170,233
Interest expense	(32,047)	(4,164)
Interest income	160	277
Other income	24,503	—

Income from continuing operations before income tax expense	146,265	166,346
Income tax expense	38,907	50,236

Income from continuing operations	107,358	116,110
Income from discontinued operations	—	53

Net income	$107,358	$116,163

Basic income per share:
Income from continuing operations	$1.72	$2.18
Discontinued operations	—	—

Net income	$1.72	$2.18

Diluted income per share:
Income from continuing operations	$1.71	$2.16
Discontinued operations	—	—

Net income	$1.71	$2.16

Dividends per share	$0.125	$0.125

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the six months ended June 30,
	2011	2010
Revenues:
Sales	$1,173,291	$713,819
Miscellaneous income	8,443	8,852

	1,181,734	722,671

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	680,521	373,597
Depreciation and depletion	117,784	46,054
Selling, general and administrative	89,403	40,750
Postretirement benefits	20,610	20,730

	908,318	481,131

Operating income	273,416	241,540
Interest expense	(35,603)	(8,941)
Interest income	316	458
Other income	24,503	—

Income from continuing operations before income tax expense	262,632	233,057
Income tax expense	73,461	74,252

Income from continuing operations	189,171	158,805
Loss from discontinued operations	—	(1,091)

Net income	$189,171	$157,714

Basic income per share:
Income from continuing operations	$3.24	$2.98
Discontinued operations	—	(0.02)

Net income	$3.24	$2.96

Diluted income per share:
Income from continuing operations	$3.22	$2.94
Discontinued operations	—	(0.02)

Net income	$3.22	$2.92

Dividends per share	$0.250	$0.225

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$595,066	$531	$355,540		$411,383	$(172,388)
Comprehensive income:
Net income	189,171			$189,171	189,171
Other comprehensive income, net of tax:
Change in pension and other postretirement benefit plans	6,234			6,234		6,234
Change in unrealized loss on investments	(4,494)			(4,494)		(4,494)
Change in unrealized loss on hedges	(713)			(713)		(713)
Change in foreign currency translation adjustment	(1,101)			(1,101)		(1,101)

Comprehensive income				$189,097

Stock issued upon the exercise of stock options	5,924	3	5,921
Dividends paid, $0.25 per share	(14,434)				(14,434)
Stock-based compensation	5,328		5,328
Tax benefit from stock-based compensation arrangements	8,780		8,780
Issuance of common stock in connection with the Western Coal Corp. acquisition	1,224,126	90	1,224,036
Fair value of replacement stock options and warrants issued in connection with the Western Coal Corp. acquisition	16,302		16,302
Other	(5,164)		(5,164)

Balance at June 30, 2011	$2,025,025	$624	$1,610,743		$586,120	$(172,462)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$189,171	$157,714
Loss from discontinued operations	—	1,091

Income from continuing operations	189,171	158,805
Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and depletion	117,784	46,054
Deferred income tax	(14,840)	73,108
Gain on investment in Western Coal Corp	(20,553)	—
Other	27,521	5,485
Decrease (increase) in current assets, net of effect of business acquisitions:
Receivables	(41,571)	(65,865)
Inventories	14,660	19,562
Other current assets	30	4,555
Increase (decrease) in current liabilities, net of effect of business acquisitions:
Accounts payable	(29,612)	18,879
Accrued expenses and other current liabilities	36,769	98

Cash flows provided by operating activities	279,359	260,681

INVESTING ACTIVITIES
Additions to property, plant and equipment	(136,417)	(45,040)
Acquisition of Western Coal Corp., net of cash acquired	(2,432,693)	—
Acquisition of HighMount Exploration & Production Alabama, LLC.	—	(209,964)
Other	5,286	(5,236)

Cash flows used in investing activities	(2,563,824)	(260,240)

FINANCING ACTIVITIES
Proceeds from issuance of debt	2,350,000	—
Borrowings under revolving credit agreement	41,461	—
Repayments on revolving credit agreement	(20,725)
Retirements of debt	(153,310)	(8,727)
Dividends paid	(14,434)	(12,044)
Purchases of stock under stock repurchase program	—	(53,543)
Debt issuance costs	(80,027)	—
Other	1,766	5,953

Cash flows provided by (used in) financing activities	2,124,731	(68,361)

Cash flows used in continuing operations	(159,734)	(67,920)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows used in operating activities	—	(4,735)
Cash flows provided by investing activities	—	2,294
Cash flows provided by (used in) financing activities	—	—

Cash flows used in discontinued operations	—	(2,441)

Net decrease in cash and cash equivalents	$(159,734)	$(70,361)

Cash and cash equivalents at beginning of period	$293,410	$165,279
Add: Cash and cash equivalents of discontinued operations at beginning of period	535	1,254
Net decrease in cash and cash equivalents	(159,734)	(70,361)
Less: Cash and cash equivalents of discontinued operations at end of period	—	470

Cash and cash equivalents at end of period	$134,211	$95,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(IN THOUSANDS)

	For the six months ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES
Investing Activities:
Acquisition of Western Coal in 2011 and HighMount in 2010:
Fair value of assets acquired	$5,661,965	$217,607
Less: fair value of liabilities assumed	1,934,226	7,643
Less: fair value of shares of common stock issued	1,224,126	—
Less: fair value of stock options issued and warrants	16,302	—
Less: gain on investment	20,553	—
Less: cash acquired	34,065	—

Net cash paid	$2,432,693	$209,964

Non-cash transactions:
Financing of one-year property insurance policy	—	$18,947

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Walter Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

        As described in Note 2, on April 1, 2011 the Company completed the acquisition of all the outstanding common shares of Western Coal Corp. ("Western Coal"). The accompanying financial statements include the results of operations of Western Coal since April 1, 2011. As a result of the Western Coal acquisition and the change in how our Chief Operating Decision Maker evaluates the business operations, beginning with the second quarter of 2011 the Company has revised its reportable segments by arranging them geographically. The Company now reports all of its operations located in the U.S. under the U.S. Operations segment which includes the Company's previous operating segments of Underground Mining, Surface Mining and Walter Coke. The U.S. Operations segment also includes the West Virginia mining operations acquired through the acquisition of Western Coal. The Company reports its mining operations acquired through the Western Coal acquisition located in Northeast British Columbia (Canada) and South Wales (United Kingdom) under the Canadian and U.K. Operations segment. The Other segment primarily consists of Corporate activities and expenditures. See Note 11 for segment information. Previously reported segment amounts have been restated to conform to the current period presentation.

        For the three and six months ended June 30, 2010 amounts reported in discontinued operations include the results from the Company's closed Homebuilding business and Kodiak Mining Company, LLC ("Kodiak").

Note 2—Acquisitions

        Western Coal Corp.    On November 18, 2010 the Company announced its intent to acquire all of the outstanding common shares of Western Coal. Western Coal was a producer of high quality metallurgical coal from mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (United States), and high quality anthracite coal from mines located in South Wales (United Kingdom). The acquisition of Western Coal substantially increased the Company's reserves available for future production, the majority of which is high-demand hard coking coal, and created a diverse geographical footprint with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins.

        On November 17, 2010 the Company entered into a share purchase agreement with various funds advised by Audley Capital to purchase approximately 54.5 million common shares, or 19.8%, of the outstanding common shares of Western Coal for CAD$11.50 per share in two separate transactions. On December 2, 2010 the Company entered into an arrangement agreement with Western Coal to acquire all of the remaining outstanding common shares of Western Coal for CAD$11.50 per share in cash or

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 2—Acquisitions (Continued)

0.114 of a Walter Energy share, or for a combination thereof at the holder's election, subject to proration.

        In January 2011 the Company completed the first transaction to acquire 25,274,745 common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital. The shares were purchased for $293.7 million in cash and had a fair value of $314.4 million on April 1, 2011. The Company recognized a gain on April 1, 2011 of $20.6 million as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital which is included in other income in the Condensed Consolidated Statements of Operations for the periods ended June 30, 2011. On April 1, 2011 the Company acquired the remaining outstanding common shares of Western Coal (including the second Audley Capital transaction) for a combination of $2.2 billion in cash and the issuance of 8,951,558 common shares of Walter Energy valued at $1.2 billion. The fair value of Walter Energy's common stock on April 1, 2011 was $136.75 per share based on the closing value on the New York Stock Exchange. The cash portion was funded with part of the proceeds from the new $2.725 billion credit facility discussed in Note 4. All of the outstanding options to purchase Western Coal common shares that were not exercised prior to the acquisition were exchanged for fully-vested and immediately exercisable options to purchase shares of Walter Energy common stock. The Company issued 193,498 stock options in exchange for the Western Coal stock options outstanding as of April 1, 2011. The stock options issued had a fair value of $15.5 million, which was estimated using the Black-Scholes option pricing model.

        The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. A full and detailed valuation of the assets and liabilities is being completed with the assistance of an independent third party and certain information and analysis remains pending at this time. Accordingly, the allocation is preliminary and is expected to change as additional information becomes available and is assessed by the Company. The final allocation of the consideration transferred may include adjustment to the fair value estimates of identifiable assets and liabilities, including but not limited to depreciable tangible assets, proven and probable reserves, reserves related to current development projects, value beyond proven and probable reserves, intangible assets and contract-related liabilities after a full review has been completed. The impact of such changes may be material. Fair values were determined using the income, cost and market price valuation methods as deemed appropriate.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 2—Acquisitions (Continued)

        The following table summarizes the purchase consideration and the preliminary estimated fair values of assets acquired and liabilities assumed (in thousands):

Purchase consideration:
Cash	$2,173,080
Fair value of shares of common stock issued	1,224,126
Fair value of stock options issued and warrants	16,302

Fair value of consideration transferred	3,413,508
Fair value of equity interest in Western Coal held before the acquisition	314,231

Total consideration	$3,727,739

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$34,065
Receivables	161,355
Inventories	122,642
Other current assets	58,742
Mineral interests	4,399,000
Property, plant and equipment	565,038
Goodwill	249,415
Other long-term assets	71,708

Total assets	$5,661,965

Accounts payable and accrued liabilities	$178,754
Other current liabilities	77,241
Deferred tax liability	1,576,820
Other long-term liabilities	101,411

Total liabilities	$1,934,226

Net assets acquired	$3,727,739

        Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed. The factors that contribute to the recognition of goodwill, which may also influence the purchase price allocation, include Western Coal's (i) historical cash flows and income levels, (ii) reputation in its markets, (iii) strength of its management team, (iv) efficiency of its operations, and (v) future cash flows and income growth projections. Goodwill has preliminarily been assigned to the Canadian and U.K. Operations segment and the U.S. Operations segment in the amounts of $227.8 million and $21.6 million, respectively. None of the goodwill is expected to be tax deductible. The Company incurred acquisition costs related to the purchase of approximately $7.2 million and $17.1 million during the three and six months ended June 30, 2011, respectively, which are included in selling, general and administrative expenses within our Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 2—Acquisitions (Continued)

        The amounts of revenue and earnings of Western Coal included in the Company's condensed consolidated statement of operations from the acquisition date to the periods ending June 30, 2011 are as follows (in thousands):

Three and six months ended June 30, 2011
Revenues	$306,365
Net income	$7,479

        The unaudited supplemental pro forma information presented below includes the effects of the Western Coal acquisition as if it had been completed as of January 1, 2010. The pro forma results include (i) the impact of certain estimated fair value adjustments, including additional estimated depreciation and depletion expense associated with the acquired mineral interests and property, plant and equipment and (ii) interest expense associated with debt used to fund the acquisition. The pro forma results for the six months ended June 30, 2010 include adjustments for the financial impact of certain acquisition related items incurred during the six months ended June 30, 2011. Accordingly, the following unaudited pro forma financial information should not be considered indicative of either future results or results that might have occurred had the acquisition been consummated as of January 1, 2010 (in thousands):

		Six months ended June 30,
	Three months ended June 30, 2010
		2011	2010
Revenues	$608,859	$1,405,942	$1,051,079
Net income	$101,967	$232,225	$108,034

        North River Mine    On May 6, 2011 the Company acquired the existing North River thermal coal mine in Fayette and Tuscaloosa Counties of Alabama from a subsidiary of Chevron Corporation for approximately $1.1 million in cash and the assumption of certain liabilities totaling approximately $90.9 million including a $70.0 million below-market coal sales contract liability. The below-market contract has a remaining term of 32 months and such contracts acquired in a business combination are capitalized at their fair value and amortized into revenue over the tons of coal sold during the contract term. The Company has preliminarily recognized goodwill of $1.6 million. None of the goodwill is expected to be tax deductible. The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition and remain subject to change. The inclusion of this business for the current period did not have a material impact on either the Company's revenues or operating income, and the Company does not expect the results of this business to have a material impact on future operating results.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Finished goods	$142,930	$69,110
Raw materials and supplies	57,955	28,521

Total inventories	$200,885	$97,631

Note 4—Debt

        Debt consisted of the following (in thousands):

	June 30 2011	December 31 2010	Weighted Average Stated Interest Rate At June 30, 2011	Estimated Final Maturity
2011 term loan A	$942,500	—	3.20%	2016
2011 term loan B	1,400,000	—	4.00%	2018
2005 Walter term loan	—	$136,062	2.51%	2012
Revolving credit facility	20,736	—	4.20%	2016
Other(1)	105,509	32,411	Various	Various

Total debt	2,468,745	168,473
Less current debt	(81,976)	(13,903)

Total long-term debt	$2,386,769	$154,570

(1)
This balance includes capital lease obligations and an equipment financing agreement.

        The Company's debt repayment schedule, excluding interest, as of June 30, 2011 is as follows (in thousands):

	Payments Due
	2011	2012	2013	2014	2015	Thereafter
2011 term loan A	$15,000	$52,500	$82,500	$112,500	$517,500	$162,500
2011 term loan B	7,000	14,000	14,000	14,000	14,000	1,337,000
Revolving credit facility	—	—	—	—	—	20,736
Other debt	20,589	35,249	25,885	17,654	6,040	92

	$42,589	$101,749	$122,385	$144,154	$537,540	$1,520,328

        2005 Credit Agreement, as Amended    On April 1, 2011, in connection with the acquisition of Western Coal, the Company repaid all outstanding loans and accrued interest under the 2005 credit agreement, as amended ("2005 Credit Agreement") and it was simultaneously terminated. No penalties were due in connection with the repayments. As of March 31, 2011 the 2005 Credit Agreement included (1) an amortizing term loan facility ("2005 Term Loan") with an initial aggregate principal

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 4—Debt (Continued)

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

        2011 Credit Agreement    On April 1, 2011, the Company entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to payoff all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. The Revolver provides for operational needs and letters of credit. The Company's obligations under the 2011 Credit Agreement were secured by substantially all of the Company's domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that restrict but do not prevent the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions, make investments and loans and also includes certain financial covenants that must be maintained.

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the Revolver and term loan A, and 275 to 300 basis points on the term loan B adjusted quarterly based on the Company's total leverage ratio as defined by the 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars, at the Company's option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. As of June 30, 2011, the Revolver had $20.7 million in borrowings, with $64.6 million outstanding stand-by letters of credit and $289.7 million of availability for future borrowings.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 5—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,291	$1,105	$1,253	$753
Interest cost	3,144	3,226	6,278	6,502
Expected return on plan assets	(3,929)	(3,269)	—	—
Amortization of prior service cost (credit)	68	76	(240)	(524)
Amortization of net actuarial loss	2,063	2,231	3,052	3,630

Net periodic benefit cost	$2,637	$3,369	$10,343	$10,361

	Pension Benefits		Other Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$2,582	$2,210	$2,506	$1,507
Interest cost	6,288	6,452	12,480	13,011
Expected return on plan assets	(7,858)	(6,538)	—	—
Amortization of prior service cost (credit)	136	152	(480)	(1,048)
Amortization of net actuarial loss	4,126	4,461	6,104	7,260
Settlement loss	1,716	—	—	—

Net periodic benefit cost	$6,990	$6,737	$20,610	$20,730

        The settlement loss shown above is related to the retirement of an executive of the company and was included in selling, general and administrative expense in the consolidated statements of operations.

Note 6—Comprehensive Income

        Comprehensive income is comprised primarily of net income, changes in pension and other postretirement benefits obligations, net of tax amounts for unrealized gains or losses on available-for-sale securities, gains or losses from the effect of cash flow hedges and foreign currency translation adjustments. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Comprehensive income for the three months ended June 30, 2011 and 2010 was $94.6 million and $118.6 million, respectively. Comprehensive income for the six months ended June 30, 2011 and 2010 was $189.1 million and $164.4 million, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 7—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands, except per share data):

	For the three months ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$107,358	$107,358	$116,110	$116,110

Income from discontinued operations	—	—	$53	$53

Denominator:
Average number of common shares outstanding	62,313	62,313	53,363	53,363
Effect of dilutive securities:
Stock awards(a)	—	393	—	507

	62,313	62,706	53,363	53,870

Income from continuing operations	$1.72	$1.71	$2.18	$2.16
Income from discontinued operations	—	—	—	—

Net income per share	$1.72	$1.71	$2.18	$2.16

	For the six months ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$189,171	$189,171	$158,805	$158,805

Loss from discontinued operations	—	—	$(1,091)	$(1,091)

Denominator:
Average number of common shares outstanding	58,390	58,390	53,366	53,366
Effect of dilutive securities:
Stock awards(a)	—	370	—	583

	58,390	58,760	53,366	53,949

Income from continuing operations	$3.24	$3.22	$2.98	$2.94
Loss from discontinued operations	—	—	(0.02)	(0.02)

Net income per share	$3.24	$3.22	$2.96	$2.92

(a)
Represents the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 7—Net Income Per Share (Continued)

  exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. The weighted average number of stock options and restricted stock units outstanding for the three months ended June 30, 2011 and 2010 totaling 50,814 and 32,266, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options and restricted stock units outstanding for the six months ended June 30, 2011 and 2010 totaling 29,038 and 22,872, respectively, were excluded because their effect would have been anti-dilutive.

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

        In connection with the Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a proposed final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the proposed final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011 and May 2011. At the request of both parties in June 2011, the Bankruptcy Court granted an additional extension of time until September 15, 2011 to submit the proposed final order.

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

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

        The Company believes that those portions of the Proof of Claim, which remain in dispute or are subject to appeal, substantially overstate the amount of taxes allegedly owed. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. At this time, no final resolution has been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim and consequently, should the IRS prevail on its positions, the Company believes its financial exposure is limited to interest and possible penalties.

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

Walter Coke, Inc.

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved and finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of a residential sampling plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. The EPA and Walter Coke are in discussions regarding future action and timing under the Phase III RFI plan and the residential sampling plan.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At June 30, 2011, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual was not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete the Company is unable to fully estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

        The Company and Walter Coke have been named in a suit filed by Louise Moore on April 26, 2011 (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a punitive civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

area conducted by the companies and/or their predecessors. This action is still in the earliest stages of litigation. Based on initial evaluation, management believes that both procedural and substantive defenses are available to Walter Energy and Walter Coke and the companies expect to vigorously defend this matter. No specific dollar value has been made in the demand for monetary damages. On June 6, 2011, Plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. On June 20, 2011, Walter Coke filed a Motion to Dismiss, which has been set for oral argument on August 10, 2011.

Maple Coal Co.

        Maple Coal Company ("Maple"), a subsidiary of the Company acquired in the Western Coal acquisition on April 1, 2011 (See Note 2), was the subject of a compliance order issued against its water discharge permit in April, 2007 by the West Virginia Department of Environmental Protection ("WVDEP"). This order provided that Maple would have until April 5, 2010 to comply with certain water quality-based effluent limitations for selenium concentrations in discharges from its mining operations.

        Maple sought a permit modification to extend the selenium compliance date beyond April 5, 2010. That permit modification application was denied by the WVDEP. Maple appealed that denial to the West Virginia Environmental Quality Board ("EQB"), which issued a Stay of those limits, to be effective until it had issued a ruling. The Kanawha County (West Virginia) Circuit Court also issued Stay Orders, preventing the selenium effluent limits in the Maple NPDES permit from taking effect until the exhaustion of all appeals from the WVDEP denial and the conclusion of the WVDEP's civil enforcement action.

        The EQB ruled against Maple's appeal. Maple has filed an appeal of these rulings (consolidated into one case) with the Fayette County (West Virginia) Circuit Court. In connection with this administrative appeal, Maple has also obtained a Stay Order from the Fayette County Circuit Court, suspending the effective date of the selenium limits in its NPDES permit pending the outcome of that appeal.

        In a related action, in June, 2010 the WVDEP instituted a civil enforcement action against Maple seeking to enforce effluent limits for non-selenium parameters found in the Maple permit, asserting violations of various in-stream water quality standards, and alleging a violation of the April 5, 2007 selenium compliance order. Maple has filed an Answer and is contesting the claims of the WVDEP in that matter, but anticipates entering into a comprehensive Consent Decree with the WVDEP as a means of resolving that case and the EQB case mentioned above.

        In a second related action, in January, 2011 three environmental interest groups filed a Clean Water Act citizen's suit against Maple. Plaintiffs have also filed a Motion for Summary Judgment as to jurisdiction and liability. Maple is vigorously contesting this matter, and has filed a Motion to Dismiss the Complaint on several jurisdictional grounds.

        At present the likelihood of an unfavorable outcome as to the EQB case, the WVDEP civil enforcement action, and/or the federal court citizens' suit is neither remote nor probable and no opinion can be offered regarding the likelihood of the WVDEP or the citizens suit plaintiffs succeeding

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

in these actions. As such, the Company has not made a provision for these claims in its consolidated financial statements. Regardless of the manner of their disposition, however, civil penalties, mandatory treatment facility costs, and other costs that may ultimately be incurred as a result of these proceedings could be material.

Securities Class Action

        In November 2009, Western Coal Corp. was named as a defendant in a statement of claim issued by a plaintiff who seeks leave of the Ontario Courts to proceed with a securities class action. This claim also named Western Coal Corp.'s former President and director, John Hogg, and two of its non-executive directors, John Brodie and Robert Chase, as defendants.

        The plaintiff subsequently delivered an amended claim that added new allegations that he seeks to have certified as a class action separately from the proposed securities class action allegations. The oppression allegations focused on certain transactions the plaintiff claims were oppressive and unfair to the interests of shareholders. The amended claim included the following additional defendants: Western Coal Corp.'s former Chairman, John Byrne; its remaining non-executive directors John Conlon and Charles Pitcher; Audley European Opportunities Master Fund Limited; Audley Capital Management Limited; and, Audley Advisors LLP.

        The proposed securities claims allege that those persons who acquired or disposed of Company shares between November 14, 2007 and December 10, 2007 should be entitled to recover $200 million for general damages and $20 million in punitive damages. The plaintiff alleges that Western Coal Corp. consolidated financial statements for the second quarter of fiscal 2008 and the accompanying news release issued on November 14, 2007 misrepresented the financial condition and that Western Coal Corp. failed to make full, plain and true disclosure of all material facts and changes.

        The plaintiff's oppression claims are advanced in respect of security holders in the period between April 26, 2007 and July 13, 2009. The claims are that the defendants caused Western Coal Corp. to enter transactions that had a dilutive effect on the interests of shareholders. The damages associated with these alleged dilutive effects have not been developed or quantified.

        The plaintiff's motions to proceed with securities' claims and also to certify the securities and oppression claims as class actions are currently scheduled to be argued in October, 2011. The plaintiff is seeking additional time to reply to the Company's response. It is likely the hearing dates will be rescheduled.

        The Company and the other named defendants continue to and will vigorously defend the allegations. They maintain that there is no merit to the claims and that the damages are without foundation and excessive. Accordingly, the Company has made no provision for the claims in its financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

Undistributed Foreign Earnings

        The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries in international operations. The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of June 30, 2011 because it intends to reinvest such earnings outside the U.S. If this intent changes, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions as the Company repatriates such foreign subsidiary earnings. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability on such repatriation may be partially reduced by any foreign income taxes previously paid on these earnings. As of June 30, 2011 the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $10 million.

Ridley Terminal Services Agreement

        In connection with the acquisition of Western Coal, the Company assumed a terminal services agreement (the "Agreement") with Ridley Terminals Inc. located in British Columbia. The Agreement contains minimum throughput obligations each calendar year through December 31, 2020. If the Company does not meet its minimum throughput obligation, the Company shall pay Ridley Terminals a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. The Company expects to meet future minimum throughput requirements and as such no liability has been established at June 30, 2011.

Note 9—Derivative Financial Instruments

Interest Rate Swaps

        On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million (2011 Interest Rate Swap). The objective of the swap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

to interest payments required under the 2011 Walter Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate swap based on a 1.17% fixed rate with fixed rate and floating rate payment dates effective beginning July 18, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings.

        On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million (2008 Interest Rate Swap). The objective of the hedge is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under an equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge is a 62 month amortizing interest rate swap based on a 5.59% fixed rate with fixed rate and floating rate payment dates effective February 1, 2009. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings.

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap related to interest payments required under the 2011 Walter Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with fixed rate and floating rate payment dates effective beginning July 7, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings.

Natural Gas Hedge

        The Company sells natural gas. The revenues derived from the sale of natural gas subject to volatility based on price changes. In order to reduce that risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement will hedge approximately 35% of anticipated natural gas production from July 2011 to December 2011. This hedge is designated as a cash flow hedge.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

        The following table presents the fair values and location of the Company's derivative instruments designated as cash flow hedges within the Company's Condensed Consolidated Balance Sheets (in thousands). See Note 10 for additional information related to the fair values of our derivative instruments.

	June 30, 2011	December 31, 2010
Asset derivatives designated as cash flow hedging instruments:
Natural gas hedge(1)	$1,523	$—

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$634	$386
Interest rate cap(3)	2,154	—

Total liability derivatives	$2,788	$386

(1)
Included in other long-term assets in the Condensed Consolidated Balance Sheets as of June 30, 2011.

(2)
As of June 30, 2011 $97 is included in other current liabilities and $537 is included in other long-term liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010 the balance is included in other long-term liabilities.

(3)
As of June 30, 2011 $711 is included in other current liabilities and $1, 443 is included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

        The following tables present the gains and losses from derivative instruments for the three and six months ended June 30, 2011 and 2010 and their location within the Condensed Consolidated Financial

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

Statements (in thousands). The Company utilizes only cash flow hedges that are considered highly effective.

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recognized in earnings
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Derivatives designated as cash flow hedging instruments	2011	2010	2011	2010	2011	2010
Natural gas hedges(1)	$947	$(710)	$—	$879	$—	$—
Interest rate swaps(2)	(202)	(111)	(76)	(95)	—	—
Interest rate cap	(1,340)	—	—	—	—	—

Total	$(595)	$(821)	$(76)	$784	$—	$—

(1)
Amounts recorded in miscellaneous income in the Condensed Consolidated Statements of Operations

(2)
Amounts recorded in interest expense in the Condensed Consolidated Statements of Operations

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recognized in earnings
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedging instruments	2011	2010	2011	2010	2011	2010
Natural gas hedges(1)	$781	$346	$—	$1,270	$—	$—
Interest rate swaps(2)	(154)	(215)	(153)	(195)	—	—
Interest rate cap	(1,340)	—	—	—	—	—

Total	$(713)	$131	$(153)	$1,075	$—	$—

(1)
Amounts recorded in miscellaneous income in the Condensed Consolidated Statements of Operations

(2)
Amounts recorded in interest expense in the Condensed Consolidated Statements of Operations

Note 10—Fair Value of Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

hierarchy has been established for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets and liabilities;
Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and
Level 3:	Unobservable inputs that are supported by little or no market data which require the reporting entity to develop its own assumptions.

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	June 30, 2011
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Equity securities, trading	$55,044	$15,016	$—	$70,060
Equity securities, available-for-sale	8,306	—	—	8,306
Natural gas hedge	—	1,523	—	1,523

Total assets	$63,350	$16,593	$—	$79,889

Liabilities:
Call options	—	13,130	—	13,130
Interest rate swaps	—	634	—	634
Interest rate cap	—	2,154	—	2,154

Total liabilities	$—	$15,918	$—	$15,918

        The following methods and assumptions were used to estimate fair value for purposes of disclosure:

        Cash and cash equivalents, restricted short-term investments, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Investments—As of June 30, 2011 the Company held equity investments in other current assets classified as trading and available-for-sale. Changes in the fair value of trading securities are recorded in other income and determined using observable market prices. Changes in the fair value of

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

available-for-sale securities are recorded in accumulated other comprehensive income (loss) and determined using observable market prices.

        Debt—On April 1, 2011, the Company entered into a $2.725 billion credit agreement to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement. See Note 4. The Company's 2011 term loan A, term loan B and revolving credit facility in the amount of $942.5 million, $1.4 billion and $20.7 million at June 30, 2011, respectively, are carried at cost. The estimated fair value of the Company's term loan A, term loan B and revolving credit facility was $938.1 million, $1.399 billion and $20.6 million at June 30, 2011, respectively, based on similar transactions and yields in an active market for similarly rated debt.

        Call options—The fair value of call options were valued based on the Black-Scholes model using current market data.

        Interest rate swaps—The fair value of interest rate swaps were determined using quoted dealer prices for similar contracts in active over-the-counter markets.

        2011 Interest rate cap—The fair value of the interest rate cap was determined using quoted dealer prices for similar contracts in active over-the-counter markets.

        Natural gas hedge—The fair value of the natural gas hedge was determined using quoted dealer prices for similar contracts in active over-the-counter markets.

Note 11—Segment Information

        The Company's reportable segments are strategic business units arranged geographically which have separate management teams. The business units have been aggregated into three reportable segments following the Western Coal acquisition described in Note 1: U.S. Operations, Canadian and U.K. Operations, and Other. Both the U.S. Operations and Canadian and U.K. Operations reportable segments primary business is that of mining and exporting hard coking coal for the steel industry. Beginning in the second quarter of 2011 the Company reports its U.S. operations under the U.S. Operations segment which includes Walter Energy's historical operating segments of Underground Mining, Surface Mining and Walter Coke as well as the results, since the date of acquisition, of the West Virginia mining operations acquired through the acquisition of Western Coal on April 1, 2011. The Company reports the results of its mining operations acquired through the Western Coal acquisition located in Northeast British Columbia (Canada) and South Wales (United Kingdom) under the Canadian and U.K. Operations segment, since the date of acquisition of April 1, 2011. The Other segment primarily includes corporate expenses. Previously reported segment amounts have been restated to conform to the current period presentation.

        The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form-10K for the fiscal year ended December 31, 2010. The Company evaluates performance primarily based on operating income of the respective business segments.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 11—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended June 30,
	2011	2010
Revenues:
U.S. Operations	$506,852	$410,034
Canadian and U.K. Operations	265,575	—
Other	573	588

Total Revenues	$773,000	$410,622

Segment operating income (loss):
U.S. Operations	$168,671	$182,067
Canadian and U.K. Operations	12,448	—
Other	(27,470)	(11,834)

Operating income	153,649	170,233
Less interest expense, net	(31,887)	(3,887)
Other income	24,503	—

Income from continuing operations before income tax expense	146,265	166,346
Income tax expense	38,907	50,236

Income from continuing operations	$107,358	$116,110

Depreciation and depletion:
U.S. Operations	$39,269	$23,798
Canadian and U.K. Operations	49,965	—
Other	192	87

Total	$89,426	$23,885

Capital Expenditures:
U.S. Operations	$40,972	$26,784
Canadian and U.K. Operations	51,411	—
Other	(259)	3,919

Total	$92,124	$30,703

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

Note 11—Segment Information (Continued)

	For the six months ended June 30,
	2011	2010
Revenues:
U.S. Operations	$914,788	$721,305
Canadian and U.K. Operations	265,575	—
Other	1,371	1,366

Total Revenues	$1,181,734	$722,671

Segment operating income (loss):
U.S. Operations	$307,644	$261,492
Canadian and U.K. Operations	12,448	—
Other	(46,676)	(19,952)

Operating income	273,416	241,540
Less interest expense, net	(35,287)	(8,483)
Other income	24,503	—

Income from continuing operations before income tax expense	262,632	233,057
Income tax expense	73,461	74,252

Income from continuing operations	$189,171	$158,805

Depreciation and depletion:
U.S. Operations	$67,438	$45,890
Canadian and U.K. Operations	49,965	—
Other	381	164

Total	$117,784	$46,054

Capital Expenditures:
U.S. Operations	$85,108	$40,861
Canadian and U.K. Operations	51,411	—
Other	(102)	4,179

Total	$136,417	$45,040

	June 30, 2011	December 31, 2010
Identifiable Assets:
U.S. Operations	$963,205	$1,021,534
Canadian and U.K. Operations	5,709,816	—
Other	477,329	636,231

Total	$7,150,350	$1,657,765

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

  •
  Our ability to successfully integrate acquisitions, including the recent acquisition of Western Coal Corp;

  •
  Volatility in the price of our common stock;

  •
  Our ability to pay regular dividends to stockholders;

  •
  Potential suitors could be discouraged by our stockholder rights agreement;

  •
  Our exposure to indemnification obligations;

  •
  A former subsidiary may not be able to satisfy certain obligations to us and we could become liable for certain contingent obligations to them, which could become significant; and,

  •
  Other factors, including the other factors discussed in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010 and as updated by any subsequent Form 10-Qs or other documents that are on file with the Securities and Exchange Commission.

        You should keep in mind that any forward-looking statement made by us in this Interim Report on Form 10-Q or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Interim Report on Form 10-Q after the date of this Interim Report on Form 10-Q, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Interim Report on Form 10-Q or elsewhere might not occur.

ORGANIZATION

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 11 of "Notes to Condensed Consolidated Financial Statements," which provides our revenues and operating income by reportable segment.

        As fully discussed in Note 2 to the "Notes to Condensed Consolidated Financial Statements," on April 1, 2011 we completed the acquisition of Western Coal Corp. ("Western Coal"). The accompanying summary operating results include the results of operations of Western Coal since April 1, 2011. As a result of the Western Coal acquisition, beginning with the second quarter of 2011 we have revised our reportable segments by arranging them geographically. We now report all of our operations located in the U.S. under the U.S. Operations segment which includes our previous operating segments of Underground Mining, Surface Mining and Walter Coke. The U.S. Operations segment also includes the West Virginia mining operations acquired through the acquisition of Western Coal. We report our mining operations acquired through the Western Coal acquisition located in Northeast British Columbia (Canada) and in South Wales (United Kingdom) under the Canadian and U.K. Operations segment. Previously reported segment amounts have been restated to conform to the current period presentation.

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the
Three Months Ended June 30, 2011 and 2010

	For the three months ended June 30, 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$504,647	$261,799	$270	$766,716
Miscellaneous income	2,205	3,776	303	6,284

Revenues	506,852	265,575	573	773,000
Cost of sales (exclusive of depreciation and depletion)	274,333	186,893	835	462,061
Depreciation and depletion	39,269	49,965	192	89,426
Selling, general and administrative	13,896	16,269	27,356	57,521
Postretirement benefits	10,683	—	(340)	10,343

Operating income (loss)	$168,671	$12,448	$(27,470)	153,649

Less: Interest expense, net				31,887
Less: Income tax expense				38,907
Add: Other income				24,503

Income from continuing operations				$107,358

	For the three months ended June 30, 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$405,538	$—	$171	$405,709
Miscellaneous income	4,496	—	417	4,913

Revenues	410,034	—	588	410,622
Cost of sales (exclusive of depreciation and depletion)	183,970	—	116	184,086
Depreciation and depletion	23,798	—	87	23,885
Selling, general and administrative	9,391	—	12,666	22,057
Postretirement benefits	10,808	—	(447)	10,361

Operating income (loss)	$182,067	$—	$(11,834)	170,233

Less: Interest expense, net				3,887
Less: Income tax expense				50,236
Add: Other income				—

Income from continuing operations				$116,110

	Dollar variance for the three months ended June 30, 2011 versus 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$99,109	$261,799	$99	$361,007
Miscellaneous income	(2,291)	3,776	(114)	1,371

Revenues	96,818	265,575	(15)	362,378
Cost of sales (exclusive of depreciation and depletion)	90,363	186,893	719	277,975
Depreciation and depletion	15,471	49,965	105	65,541
Selling, general and administrative	4,505	16,269	14,690	35,464
Postretirement benefits	(125)	—	107	(18)

Operating income (loss)	$(13,396)	$12,448	$(15,636)	(16,584)

Less: (Increase) decrease in interest expense, net of interest income				(28,000)
Less: (Increase) decrease in income tax expense				11,329
Add: Increase (decrease) in other income				24,503

Income from continuing operations				$(8,752)

Overview

        Our income from continuing operations for the three months ended June 30, 2011 was $107.4 million, or $1.71 per diluted share, which compares to $116.1 million, or $2.16 per diluted share, for the three months ended June 30, 2010. In the three months ended June 30, 2011, revenues increased $362.4 million and operating income decreased $16.6 million versus the same period in 2010. Revenue improvements in the second quarter were primarily generated by the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within the U.S. Operations segment as a result of the Western Coal acquisition. Increased revenues were also due to the acquisition of the existing North River thermal coal mine in Alabama on May 6, 2011 as described below. The remainder of the increase in revenues was driven by higher metallurgical coal pricing from our U.S. Operations segment. Operating income decreased as the revenue improvements were offset by higher production costs from the U.S. Operations segment, increased depreciation and depletion due to the acquisitions, and higher selling, general and administrative costs related to the Western Coal acquisition, partially offset by operating income from the Canadian and U.K. Operations. Operating income for the second quarter of 2011 included several ongoing purchase accounting impacts and one-time charges resulting from the acquisitions. The one-time charges included an increase to cost of sales of $23.2 million related to fair value adjustments to inventory acquired and subsequently sold during the second quarter of 2011. EBITDA for the second quarter of 2011 was $267.6 million, compared to $194.1 million in the second quarter of 2010. A reconciliation of net income to EBITDA is presented in Liquidity and Capital Resources below.

  U.S. Operations

  •
  Metallurgical coal sales totaled 1.5 million metric tons in the second quarter of 2011, essentially even with the prior-year period. The average selling price in the second quarter of 2011 was $236.37 per metric ton, a 10.9% increase over the average selling price of $213.13 per metric ton for the same period in 2010. Metallurgical coal production totaled 1.6 million metric tons in the second quarter of 2011, an increase of 4.7% from the same period in the prior year as the addition of metallurgical coal production from the West Virginia mining operations more than offset lower production in Alabama due to difficult geology and weather-related issues.

  •
  Metallurgical coal production costs for the second quarter of 2011 averaged $75.16 per metric ton, a 13.2% increase from the same period in 2010. Cost per metric ton increased primarily due to the effect of lower production volumes at our Alabama underground mining operations.

  •
  Thermal coal sales totaled 1.0 million metric tons in the second quarter of 2011 compared to 0.3 million metric tons during the same period in 2010. The increase was driven primarily by the recently acquired West Virginia and North River mining operations. The average selling price in the second quarter of 2011 was $73.69 per metric ton, down 8.8% from the average selling price of $80.82 per metric ton for the same period in 2010. Lower average pricing was the result of lower prices for tons delivered under an assumed contract associated with the acquisition of the North River mine.

  •
  Thermal coal production totaled 0.9 million metric tons in the second quarter of 2011, as compared to 0.3 million metric tons during the same period in 2010. The increase was due to the addition of the West Virginia and North River mining operations. Thermal coal production costs for the second quarter of 2011 averaged $63.15 per metric ton, down $14.02 from the prior year primarily due to additional lower cost tons associated with the North River mine.

  Canadian and U.K. Operations

  •
  Metallurgical coal sales from the Canadian and U.K. Operations totaled 1.1 million metric tons in the second quarter of 2011 at an average selling price of $231.54 per metric ton. The Canadian and U.K. Operations segment produced 0.9 million metric tons of metallurgical coal in the second quarter of 2011 at an average cost of $137.35 per metric ton. The operations of the segment were all acquired during the second quarter and therefore there are no comparable results from the prior year.

  •
  Second quarter results from our Canadian and U.K. Operations were adversely impacted by challenging weather conditions, permit delays at the Willow Creek mine and higher mining ratios in our Northeast British Columbia mining operations, which impacted sales and production volumes as well as production costs. The permits have subsequently been received.

Outlook and Strategic Initiatives

  Industry Overview

  •
  The market for metallurgical coal remained tight during the second quarter of 2011 due to strong demand and lower than expected recovery from the seasonal rains in Queensland, Australia, as well as labor issues at Australia's BMA coal mines and ongoing production problems at key U.S. coal mines. Daily global steel production hit a record high in June, with Asian nations leading the way and China and South Korea both setting monthly highs for production. In Europe, Germany continued to lead the European economy driven by demand from the automotive sector. In South America, very strong currency in Brazil continues to constrain the country's participation in the export market for their products. This also puts more pressure on their raw material costs. All geographic segments for our markets are performing well and demand for metallurgical coal remains strong. We saw strong metallurgical coal prices in the second quarter of 2011 and expect to see strong, albeit slightly lower, prices continuing in the third quarter.

  Acquisition of Western Coal

  •
  On April 1, 2011 we completed the acquisition of all of the outstanding common shares of Western Coal for a total purchase price of approximately $3.7 billion. Western Coal is a producer of high quality metallurgical coal from mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (United States), and high quality anthracite coal in South Wales (United Kingdom). The acquisition of Western Coal transformed the Company into the leading, publicly traded 'pure-play' metallurgical coal producer in the world with strategic access to high-growth steel-producing countries in Asia, South America and Europe. We have significant reserves available for future production, the majority of which is high-demand metallurgical coal, with a diverse geographical footprint.

  Blue Creek Coal Leases and North River Mine Acquisition

  •
  On May 6, 2011 we leased mineral interests for approximately 68 million metric tons of recoverable Blue Creek metallurgical coal reserves to the northwest of our existing Alabama mines from a subsidiary of Chevron Corporation. The mineral leases are expected to form the core of what is a planned new underground metallurgical coal mine. In addition, we acquired Chevron Corporation's existing North River thermal coal mine in Fayette and Tuscaloosa Counties of Alabama. The acquisition of the North River mine is expected to be neutral to slightly accretive to earnings in the first year.

  2011 Full-Year Business Outlook

  •
  We currently expect second half 2011 metallurgical coal sales of approximately 5.9 million metric tons. We expect annual metallurgical coal sales to grow by approximately 50% by the end of 2013.

Summary of Second Quarter Consolidated Results of Continuing Operations

        Revenues for the three months ended June 30, 2011 were $773.0 million, an increase of $362.4 million from $410.6 million in the same period in 2010. The increase in revenues was primarily attributable to the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment as a result of the Western Coal acquisition and the acquisition of the North River mine. These recently acquired operations contributed $330.2 million to the increase. The remainder of the increase was driven by higher metallurgical coal pricing from our U.S. Operations.

        Cost of sales, exclusive of depreciation and depletion, increased $278.0 million to $462.1 million as compared to the second quarter of 2010, primarily as a result of the addition of the Canadian and U.K. Operations segment, the West Virginia mining operations and the North River mine which accounts for $245.8 million, or 88.4%, of the increase. The remaining $32.2 million increase is primarily due to difficult geology and weather-related issues at our Alabama underground mining operations.

        Depreciation and depletion expense for the three months ended June 30, 2011 was $89.4 million, an increase of $65.5 million compared to the same period in 2010. The increase is primarily attributable to the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations in the second quarter of 2011, which increased depreciation and depletion expense $56.2 million.

        Selling, general and administrative expense increased $35.5 million for the three months ended June 30, 2011 as compared to the same period in 2010, primarily attributable to an increase of $21.3 million resulting from the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment. The remainder of the increase is primarily the result of $9.7 million of costs associated with the acquisition of Western Coal.

        Other income for the three months ended June 30, 2011 is primarily attributable to a gain of $20.6 million recognized on April 1, 2011 as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital in January 2011.

        The effective tax rates for the three months ended June 30, 2011 and 2010 were 26.6% and 30.2%, respectively. Our effective tax rate declined as compared to 2010 primarily as the result of a lower foreign jurisdiction effective tax rate, from the acquisition of Western Coal, in comparison to our domestic effective tax rate.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Our U.S. Operations segment reported revenues of $506.9 million in the second quarter of 2011, an increase of $96.8 million from the same period last year. The increase in revenues during the second quarter of 2011 as compared to the same period in 2010 was primarily due to the addition of the West Virginia and North River mining operations to the segment and higher average metallurgical coal selling prices, partially offset by lower production at the Alabama underground operations. Average selling price improvements were primarily the result of higher average contract pricing, partially offset by sales of 706,000 carryover tons with lower 2011 first quarter pricing. The lower production at the Alabama underground operations in the second quarter of 2011 as compared to the 2010 second quarter reflects difficult geology and weather related issues. Metallurgical coal sales volumes during the second quarter of 2011 were constrained by metallurgical coal availability resulting from the production issues at the Alabama underground mines. Statistics for U.S. Operations are presented in the following table:

	Three months ended June 30,
	2011	2010
Average metallurgical coal selling price(1) (per metric ton)	$236.37	$213.13
Tons of metallurgical coal sold(1) (in thousands)	1,549	1,542
Average thermal coal selling price (per metric ton)	$73.69	$80.82
Tons of thermal coal sold (in thousands)	1,014	288

(1)
Includes sales of both coal produced and purchased coal.

        U.S. Operations reported operating income of $168.7 million in the second quarter of 2011, compared to $182.1 million in the same period in 2010. The $13.4 million decrease in operating income was primarily due to higher costs of sales and selling a higher mix of lower margin thermal coal associated with the recently acquired North River and West Virginia operations, partially offset by higher average metallurgical coal pricing. Cost of sales increased as a result of higher production costs caused by geology and weather related issues and higher freight costs.

  Canadian and U.K. Operations

        Our Canadian and U.K. Operations segment reported revenues of $265.6 million and operating income of $12.4 million for the second quarter of 2011. As the operations of the segment were all acquired during the second quarter, there are no comparable results from the prior year.

        Second quarter results were adversely impacted by challenging weather conditions, permit delays at the Willow Creek mine and higher mining ratios in our Northeast British Columbia mining operations, which impacted sales and production volumes as well as production costs including transportation costs during the quarter. Statistics for Canadian and U.K. Operations are presented in the following table:

Three months ended June 30, 2011
Average metallurgical coal selling price(1) (per metric ton)	$231.54
Tons of metallurgical coal sold(1) (in thousands)	1,128
Average thermal coal selling price (per metric ton)	$94.08
Tons of thermal coal sold (in thousands)	19

(1)
Includes sales of both coal produced and purchased coal.

Summary Operating Results of Continuing Operations for the
Six Months Ended June 30, 2011 and 2010

	For the six months ended June 30, 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$910,876	$261,799	$616	$1,173,291
Miscellaneous income	3,912	3,776	755	8,443

Revenues	914,788	265,575	1,371	1,181,734
Cost of sales (exclusive of depreciation and depletion)	492,480	186,893	1,148	680,521
Depreciation and depletion	67,438	49,965	381	117,784
Selling, general and administrative	25,936	16,269	47,198	89,403
Postretirement benefits	21,290	—	(680)	20,610

Operating income (loss)	$307,644	$12,448	$(46,676)	273,416

Less: Interest expense, net				35,287
Less: Income tax expense				73,461
Add: Other income				24,503

Income from continuing operations				$189,171

	For the six months ended June 30, 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$713,498	$—	$321	$713,819
Miscellaneous income	7,807	—	1,045	8,852

Revenues	721,305	—	1,366	722,671
Cost of sales (exclusive of depreciation and depletion)	373,600	—	(3)	373,597
Depreciation and depletion	45,890	—	164	46,054
Selling, general and administrative	18,709	—	22,041	40,750
Postretirement benefits	21,614	—	(884)	20,730

Operating income (loss)	$261,492	$—	$(19,952)	241,540

Less: Interest expense, net				8,483
Less: Income tax expense				74,252
Add: Other income				—

Income from continuing operations				$158,805

	Dollar variance for the six months ended June 30, 2011 versus 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$197,378	$261,799	$295	$459,472
Miscellaneous income	(3,895)	3,776	(290)	(409)

Revenues	193,483	265,575	5	459,063
Cost of sales (exclusive of depreciation and depletion)	118,880	186,893	1,151	306,924
Depreciation and depletion	21,548	49,965	217	71,730
Selling, general and administrative	7,227	16,269	25,157	48,653
Postretirement benefits	(324)	—	204	(120)

Operating income (loss)	$46,152	$12,448	$(26,724)	31,876

Less: (Increase) decrease in interest expense, net of interest income				(26,804)
Less: (Increase) decrease in income tax expense				791
Add: Increase (decrease) in other income				24,503

Income from continuing operations				$30,366

Summary of Year to Date Consolidated Results of Continuing Operations

        Revenues for the six months ended June 30, 2011 were $1.2 billion, an increase of $459.1 million from $722.7 million in the same period in 2010. The increase in revenues was primarily attributable to the addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations within our U.S. Operations segment. These recently acquired operations contributed $330.2 million of the increase. The remainder of the increase was driven by higher metallurgical coal pricing from our U.S. Operations.

        Cost of sales, exclusive of depreciation and depletion, increased $306.9 million to $680.5 million, an 82.1% increase from $373.6 million in the same period in 2010, primarily as a result of the addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations within our U.S. Operations segment, which accounted for 80.1% of the increase. The remainder of the increase was attributable to increased production costs at our Alabama underground mining operations, primarily due to difficult geology and weather conditions during the second quarter of 2011 and higher royalties and freight costs during the first six months of 2011. Cost of sales represented 57.6% of revenues for the six months ended June 30, 2011 versus 51.7% of revenues for the same period in 2010.

        Depreciation and depletion expense for the six months ended June 30, 2011 was $117.8 million, an increase of $71.7 million compared to the same period in 2010. The addition of the Canadian and U.K. Operations segment and the West Virginia mining operations in our U.S. Operations segment represents $56.2 million of the increase. The remainder of the increase is primarily due to higher depreciation and depletion in our U.S. Operations resulting from the acquisition of the Walter Black Warrior Basin coal bed methane operations on May 28, 2010.

        Selling, general and administrative expense increased $48.7 million for the six months ended June 30, 2011 as compared to the same period in 2010, mostly attributable to $21.3 million due to the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations in our U.S. Operations segment and $19.6 million of costs associated with the acquisition of Western Coal.

        Other income for the six months ended June 30, 2011 is primarily attributable to a gain of $20.6 million recognized on April 1, 2011 as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital in January 2011.

        The effective tax rates for the six months ended June 30, 2011 and 2010 were 28.0% and 31.9%, respectively. Our effective tax rate for the six months ended June 30, 2011 declined primarily as the result of a lower foreign jurisdiction effective tax rates in regional operations obtained through the acquisition of Western Coal, in comparison to our domestic U.S. effective tax rate on all 2010 pretax net income. In addition, the tax expense for the six months ended June 30, 2010 included a one-time tax charge of $20.7 million related to the elimination of the favorable tax treatment of Medicare Part D subsidies due to the passage of the Health Care Reform Act in March 2010 as well as a one-time tax benefit of $17.4 million related to unconventional fuel source credits for the Walter Coke segment for the years 2006 through 2009.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Our U.S. Operations segment reported revenues of $914.8 million for the six months ended June 30, 2011, an increase of $193.5 million from the same period last year. The increase in revenues was primarily the result of higher average selling prices for metallurgical coal, partially offset by lower metallurgical coal sales volumes. The West Virginia and North River mining operations acquired in the second quarter of 2011 added $64.6 million in revenues to the segment, however at lower gross margins than those of the legacy operations. The lower metallurgical coal sales volumes during the first six months of 2011 as compared to the same period in 2010 reflects lower production at our Alabama underground mines due to geology issues during the first six months and weather related issues in the second quarter of 2011. Statistics for U.S. Operations are presented in the following table:

	Six months ended June 30,
	2011	2010
Average metallurgical coal selling price(1) (per metric ton)	$224.97	$175.94
Tons of metallurgical coal sold(1) (in thousands)	3,036	3,156
Average thermal coal selling price(1) (per metric ton)	$78.73	$82.68
Tons of thermal coal sold(1) (in thousands)	1,335	573

(1)
Includes sales of both coal produced and purchased coal.

        U.S. Operations reported operating income of $307.6 million for the six months ended June 30, 2011, compared to $261.5 million in the same period in 2010. The $46.1 million increase in operating income was primarily due to the increase in revenues as noted above, partially offset by higher cost of sales. Cost of sales increased as a result of increased production costs at our Alabama underground operations primarily due to difficult geological conditions, higher thermal coal sales volumes during the second quarter of 2011 and higher royalties and freight costs.

  Canadian and U.K. Operations

        Our Canadian and U.K. Operations segment reported revenues of $265.6 million and operating income of $12.4 million for the second quarter of 2011. As the operations of the segment were all acquired during the second quarter, there are no comparable six month results from the prior year. In addition, as these operations were only part of our results for the second quarter 2011, the three-and six-month results are identical.

FINANCIAL CONDITION

        Cash and cash equivalents decreased by $159.2 million from $293.4 million at December 31, 2010 to $134.2 million at June 30, 2011, resulting primarily from the use of $293.7 million in cash in January 2011 to acquire approximately 25.3 million common shares of Western Coal and capital expenditures during the first two quarters in 2011 of $136.4 million. Offsetting these uses of cash was $279.4 million in cash flows provided by operating activities during the first two quarters of 2011. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables, investments and inventories increased by $189.3 million, $70.1 million and $103.3 million at June 30, 2011 as compared to December 31, 2010, respectively, primarily due to the acquisition of Western Coal and the North River Mine during the second quarter of 2011. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for further details around these acquisitions.

        Net mineral interests were $4.4 billion at June 30, 2011 compared to $17.3 million at December 31, 2010. The increase was due to the acquisition of Western Coal on April 1, 2011. Net property, plant and equipment was $1.5 billion at June 30, 2011, an increase of $680.4 million from December 31, 2010, primarily due to additions of $533.0 million as a result of the Western Coal acquisition and capital expenditures during the six months ended June 30, 2011 of $136.4 million.

        Accrued expenses and accounts payable were $217.8 million and $134.2 million at June 30, 2011, an increase of $165.4 million and $63.5 million from December 31, 2010, respectively, primarily due to the acquisition of Western Coal and the North River Mine during the second quarter of 2011. Deferred income tax liabilities were $1.4 billion at June 30, 2011 primarily due to the acquisition of Western Coal.

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

2005 Credit Agreement, as Amended

        On April 1, 2011, in connection with the acquisition of Western Coal, we repaid all outstanding loans and accrued interest under the 2005 credit agreement, as amended ("2005 Credit Agreement") and it was simultaneously terminated. No penalties were due in connection with the repayments. As of March 31, 2011 the 2005 Credit Agreement included (1) an amortizing term loan facility ("2005 Term Loan") with an initial aggregate principal amount of $450.0 million and (2) a $300.0 million revolving credit facility ("2005 Revolver") which provided for loans and letters of credit. The 2005 Term Loan bore interest at LIBOR plus as much as 300 basis points and required quarterly principal payments of $0.4 million through October 3, 2012, at which time the remaining outstanding principal was to be due. The 2005 Revolver bore interest at LIBOR plus as much as 400 basis points and was due to mature on July 2, 2012. The commitment fee on the unused portion of the 2005 Revolver was 0.5% per year for all pricing levels. Our obligations under the 2005 Credit Agreement were secured by substantially all of the Company's real, personal and intellectual property.

2011 Credit Agreement

        On April 1, 2011, we entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to payoff all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. The Revolver provides for operational needs and letters of credit.. Our obligations under the 2011 Credit Agreement are secured by our domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that do not prevent but restrict us and our subsidiaries ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, and engage in mergers or acquisitions, make investments and loans and also includes certain financial covenants that must be maintained.

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

        As of June 30, 2011, borrowings under the 2011 Credit Agreement consisted of a term loan A balance of $942.5 million with a weighted average interest rate of 3.20%, a term loan B balance of $1.4 billion with a weighted average interest rate of 4.00% and, under the Revolver, $20.7 million in borrowings, with $64.6 million in outstanding stand-by letters of credit and $289.7 million of availability for future borrowings.

Statement of Cash Flows

        Cash balances were $134.2 million and $293.4 million at June 30, 2011 and December 31, 2010, respectively. The decrease in cash during the six months ended June 30, 2011of $159.2 million primarily resulted from $293.7 million of cash used in the acquisition of approximately 25.3 million shares of Western Coal during January 2011 (see Note 2 of "Notes to Condensed Consolidated Financial Statements") and capital expenditures of $136.4 million, partially offset by cash provided by operating activities of $279.4 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2011	2010
Cash flows provided by operating activities	$279,359	$260,681
Cash flows used in investing activities	(2,563,824)	(260,240)
Cash flows provided by (used in) financing activities	2,124,731	(68,361)

Cash flows used in continuing operations	(159,734)	(67,920)
Cash flows used in discontinued operations	—	(2,441)

Net decrease in cash and cash equivalents	$(159,734)	$(70,361)

        Net cash provided by operating activities of continuing operations was $279.4 million for the six months ended June 30, 2011 as compared to $260.7 million for the same period in 2010. The increase is primarily attributable to an increase of $15.6 million in income from continuing operations, after adjusting for non-cash items such as depreciation and depletion and deferred taxes.

        Cash flows used in investing activities for the six months ended June 30, 2011 was $2.6 billion as compared to $260.2 million for the same period in 2010. The increase in cash flows used in investing activities of $2.3 billion was primarily attributable to an increase in cash used in acquisitions of $2.2 billion as a result of the acquisition of Western Coal during the second quarter of 2011 and an increase in capital expenditures of $91.4 million.

        Cash flows provided by financing activities for the six months ended June 30, 2011 was $2.1 billion as compared to cash flows used by financing activities of $68.4 million for the same period in 2010. The increase in cash flows used in financing activities of $2.2 billion was primarily attributable to $2.4 billion of borrowings under the 2011 Credit Agreement to fund a portion of the Western Coal acquisition offset by $153.3 million of debt retirements and $80.0 million of debt issuance costs.

Capital Expenditures

        Capital expenditures for 2011 are expected to total approximately $500 million to $540 million and include significant expansion projects at the Western Coal operations. Estimates for the Western Coal operations are for the period covering April 1, 2011 through December 31, 2011. Excluding the estimated capital expenditures for the Western Coal operations, our capital expenditures for 2011 are expected to total approximately $150 million to $175 million.

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

        In connection with the acquisition of Western Coal, we assumed various contractual commitments primarily related to capital expenditures, capital leases and a terminal services agreement. As of June 30, 2011 our contractual spending obligations for certain capital projects totaled approximately $191.3 million, the majority of which is expected to be spent over the next twelve months. See Note 4 of "Notes to Condensed Consolidated Financial Statements" for our future debt and capital lease contractual obligations as of June 30, 2011.

        In connection with the acquisition of Western Coal, we assumed a terminal services agreement (the "Agreement") with Ridley Terminals Inc. located in British Columbia. The Agreement contains minimum throughput obligations each calendar year through December 31, 2020. If we do not meet our minimum throughput obligation, we shall pay Ridley Terminals a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. We expect to meet future minimum throughput requirements and as such no liability has been established at June 30, 2011.

EBITDA

        EBITDA is defined as earnings from continuing operations before interest expense, interest income, income taxes, and depreciation and depletion expense. EBITDA is a financial measure which is not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that EBITDA is a useful measure as some investors and analysts use EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of Net Income to EBITDA (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$107,358	$116,163	$189,171	$157,714
Add: Interest expense	32,047	4,164	35,603	8,941
Less: Interest income	(160)	(277)	(316)	(458)
Add: Income tax expense	38,907	50,236	73,461	74,252
Add: Depreciation and depletion expense	89,426	23,885	117,784	46,054
(Income) loss from discontinued operations	—	(53)	—	1,091

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA)	$267,578	$194,118	$415,703	$287,594

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. The primary market risk exposures relate to commodity price risk, interest rate risk and foreign currency risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and revolver loans. The interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the revolver and term loan A, 300 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of June 30, 2011, our borrowings due under the 2011 Credit Agreement totaled $2.363 billion. As of June 30, 2011 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $3.1 million while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $480 thousand.

        Our objectives in managing exposure to interest rate changes are to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. To achieve this objective, we manage a portion of our interest rate exposure through the use of interest rate swaps and an interest rate cap. To reduce our exposure to rising interest rates and the risk that changing interest rates could have on our operations, during June 2011 we entered into an interest rate swap and an interest rate cap agreement. The interest rate swap agreement has a notional value of $450.0 million and is based on a 1.17% fixed rate. The interest rate cap agreement has a notional value of $450.0 million and has a strike price of 2.00%.

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management (including our principal executive officer and principal financial officer) of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

        There has been no significant change in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Our management has concluded that it will exclude Western Coal's systems and processes from the scope of Walter Energy's assessment of internal control over financial reporting as of December 31, 2011 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (revised on October 6, 2004). We are in the process of integrating the acquired business into our overall internal control over financial reporting process..

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. For a discussion of our risk factors, please refer to Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and the risk factors listed below.

If transportation of coal from our Canadian operations becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

        Substantially all of the Company's coal produced by its Canadian operations is exported to port facilities by one railway for which there are limited alternatives. Additionally, all of the Company's Canadian export sales are loaded through one port facility, for which there are limited cost-effective alternatives. The cost of securing additional facilities and services of this nature could significantly increase transportation and other costs. An interruption of rail or port services could significantly limit the Company's ability to operate and to the extent that alternate sources of transportation of port and rail services are available, it could increase transportation and port costs significantly.

Aboriginal Issues related to Canadian Operations

        Canadian judicial decisions have recognized the continued existence of Aboriginal rights in Canada, including title to lands continuously used or occupied by Aboriginal groups. The Company's Northeast British Columbia operations are located within Treaty 8 territory, to which nine First Nations in British Columbia are signatories. Current operations are in or near the traditional territories of the West Moberly, Saulteau and Halfway River First Nations, and the McLeod Lake Indian Band. The Province of British Columbia has signed an Economic Benefits Agreement and related land and resource use agreements with several of the First Nations, including the West Moberly First Nation, over the last few years. The Treaty 8, as well as the Economic Benefits Agreement and related agreements, establish First Nations rights and define roles for their involvement in land and resource use. As a means of protecting treaty and aboriginal rights, as well as undetermined aboriginal rights, Canadian courts continue to confirm a duty to consult with Aboriginal groups when the Crown has knowledge of existing rights or the potential existence of an Aboriginal right, such as title, and contemplates conduct that might adversely impact them. As issues relating to Aboriginal and treaty rights and consultation continue to be heard, developed and resolved in Canadian courts, the Company will continue to cooperate, communicate and exchange information and views with Aboriginal groups and government, and participate with the Crown in its consultation processes with Aboriginal groups in order to foster good relationships and minimize risks to its mineral rights and operational plans. Due to their complexity, it is not expected that the issues regarding Aboriginal and treaty rights of consultation will be finally resolved in the short term and, accordingly, the impact of these issues on mineral resources and on the Company's mining operations is unknown at this time. The Company believes in building mutually beneficial and lasting relationships with local First Nations whose treaty rights or potential Aboriginal rights overlap with the Company's areas of operations. Some of these relationships with Aboriginal people have been formalized through agreements that generally seek to increase First Nations' participation in the Company's planning and operational activities. Should a dispute arise between the First Nations and the Company the Crown could significantly restrict the Company's ability to operate and transport coal within the region. Also, such action could have a detrimental impact on the Company's business financial condition and results of operations as well as its customers.

Currency Risk related to Canadian and U.K. Operations

        The Company's revenues from Canadian operations are received in United States dollars and its United Kingdom operations are received in British pounds, while most of its Canadian and U.K. operating expenses are incurred in local currency. While the Company has taken certain steps to help mitigate foreign currency fluctuations, there is no assurance that these activities or products are or will continue to be effective. Accordingly, the inability of the Company to obtain or to put in place effective hedges could materially increase exposure to fluctuations in the value of the local currency relative to the U.S. dollar. This could adversely affect the Company's financial position and operating results.

Project Development and Expansion Targets

        There can be no assurance that the Company will be able to manage effectively the expansion of its operations or that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure of management to effectively manage the Company's growth and development could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's operational targets are subject to the completion of planned operational goals on time and within budget, and are dependent on the effective support of the Company's personnel, systems, procedures and controls. Any failure of these may result in delays in the achievement of operational targets with a consequent material adverse impact on the business, operations and financial performance of the Company.

Operating in Foreign Jurisdictions

        The Company operates in a number of foreign countries where there are added risks and uncertainties due to the different economic, cultural and political environments. The Company faces risks in securing additional property licenses, as the process for obtaining these is likely to be different from that in the jurisdictions in which the Company operates, which could result in failed attempts to obtain licenses which would have used up management time and financial resources. The Company also faces risks from trade barriers, exchange controls and material changes in taxation which could negatively impact the Company's ability to sell into markets, as well as its profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the six-month period ended June 30, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share Units	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2011 - January 31, 2011	—	—	—	$0.2
February 1, 2011 - February 28, 2011	35,541	$120.49	—	$0.2
March 1, 2011 - March 31, 2011	6,097	$131.83	—	$0.2
April 1, 2011 - April 30, 2011	—	—	—	$0.2
May 1, 2011 - May 31, 2011	368	$120.17	—	$0.2
June 1, 2011 - June 30, 2011	289	$116.06	—	$0.2

	42,295		—

(1)
These shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

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

        During the three months ended June 30, 2011 none of the Company's mining complexes received written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) or (ii) the potential to have such a pattern.(1)

        The table below presents the total number of specific citations and orders issued by MSHA to Walter Energy Inc. and its subsidiaries, together with the total dollar value of the proposed MSHA civil penalty assessments received during the three months ended June 30, 2011 as well as legal actions pending before the Federal Mine Safety and Health Review Commission for each of our mining complexes.

Mining Complex(2)	Section 104 Significant and Substantial Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders(3)	Proposed MSHA Assessments(4) ($ in thousands)	Fatalities	Pending Legal Actions(5)(6)
JWR No. 4	72	1	1	—	1	$260.3	—	75
JWR No. 5	—	—	—	—	—	—	—	1
JWR No. 7	30	—	2	—	—	$84.0	—	58
JWR Central Shop	1	—	—	—	—	$0.3	—	—
JWR North River	37	—	2	—	—	$9.2	—	18
Taft Choctaw	—	—	—	—	—	—	—	—
Taft Reid School	—	—	—	—	—	$0.1	—	1
TRI East Brookwood	—	—	—	—	—	$0.1	—	—
TRI Highway 59	3	—	—	—	—	—	—	—
TRI Swann's Crossing	1	—	1	—	—	—	—	1
Atlantic Leasco King Coal 1 Mine	—	—	—	—	—	—	—	3
Atlantic Leasco King Coal 1 Prep Plant	—	—	—	—	—	$0.2	—	1
Atlantic Leasco Black Pearl	20	1	9	—	—	$53.9	—	6
Maple Coal Maple Eagle No. 1(1)	12	—	6	—	—	$76.0	—	72
Maple Coal Maple Prep Plant	—	—	—	—	—	$2.0	—	1

(1)
On May 17, 2011, Maple Eagle No. 1 Mine was notified by MSHA that it would not be issued a notice of Pattern of Violations.

(2)
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

(3)
On April 14, 2011, Jim Walter Resources, Inc., ("JWR") a subsidiary of Walter Energy, Inc., and the operator of the Company's No. 4 Mine, received an imminent danger order No. 8519737 (the "Order") under section 107(a) of the Mine Act. The Order stated that a 12-foot jon boat was located at the N-5 deep well sump area. Although the boat was in good operating condition and not occupied or otherwise in use at the time, the imminent danger order was issued to prevent its future use and required that the boat be immediately removed from the underground portion of the mine. The Order further directed that any boats no longer be used underground. The boat was immediately removed from the mine. No injuries resulted from the condition described in the Order.

No. 4 Mine contested the issuance of the Order in a legal action before the Federal Mine Safety and Health Review Commission, Docket No. SE 2011-479-R. On June 13, 2011, the Secretary of Labor, advised the Court, via email to the Court and JWR's Counsel, that she had decided to vacate the Order. The Secretary's action disposed of all issues in the Docket No. SE 2011-479-R, as the Order was the sole subject of the proceeding. The Secretary's action was a unilateral decision on the Secretary's part, that, being unilateral, did not come about as the product of any settlement between the parties and the action by the Secretary was not conditioned upon any action being undertaken by JWR. The Court issued an order dismissing Docket No. SE 2011-479-R on June 13, 2011.

(4)
Amounts listed under this heading include proposed assessments received from MSHA in the current quarterly reporting period for alleged violations, regardless of the issuance date of the related citation or order.

(5)
Includes any pending legal action before the Federal Mine Safety and Health Review Commission involving such mine. Such actions may have been initiated prior to the current quarterly reporting period.

(6)
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

Item 6.   Exhibits

  (a)
  Exhibits

Exhibit Number
10.1	Robert P. Kerley Amended and Restated Offer Letter, dated July 15, 2011
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Interim Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer and Chief Accounting Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Interim Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Principal Financial Officer and Chief Accounting Officer
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ JOSEPH B. LEONARD Interim Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2011
/s/ ROBERT P. KERLEY Chief Accounting Officer (Principal Financial Officer)
Date: August 9, 2011

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Three Months Ended June 30, 2011 and 2010
Summary Operating Results of Continuing Operations for the Six Months Ended June 30, 2011 and 2010
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES