Form 10-Q
period 2011-09-30
Walter Energy, Inc.
filed 2011-11-07
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

        Number of shares of common stock outstanding as of October 31, 2011: 62,439,526

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$185,146	$293,410
Receivables, net	252,482	143,238
Inventories	226,566	97,631
Deferred income taxes	42,287	62,371
Prepaid expenses	63,887	28,179
Other current assets	49,238	10,710

Total current assets	819,606	635,539
Mineral interests, net of accumulated depletion of $91.0 million and $17.6 million, respectively	4,370,073	17,305
Property, plant and equipment, net of accumulated depreciation of $572.3 million and $433.1 million, respectively	1,550,004	772,696
Deferred income taxes	—	149,520
Goodwill	278,425	—
Other long-term assets	153,839	82,705

	$7,171,947	$1,657,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$97,426	$13,903
Accounts payable	137,690	70,692
Accrued expenses	238,001	52,399
Accumulated postretirement benefits obligation	25,692	24,753
Other current liabilities	30,358	32,100

Total current liabilities	529,167	193,847
Long-term debt	2,327,313	154,570
Deferred income taxes	1,395,199	—
Accumulated postretirement benefits obligation	464,710	451,348
Other long-term liabilities	348,236	262,934

Total liabilities	5,064,625	1,062,699

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares, Issued—62,437,811 and 53,136,977 shares, respectively	624	531
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	1,618,832	355,540
Retained earnings	654,539	411,383
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(162,997)	(172,317)
Unrealized investment loss, net of tax	(1,192)	—
Foreign currency translation adjustment	(266)	—
Unrealized loss on hedges, net of tax	(2,218)	(71)

Total stockholders' equity	2,107,322	595,066

	$7,171,947	$1,657,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2011	2010
Revenues:
Sales	$685,052	$460,163
Miscellaneous income	5,017	4,099

	690,069	464,262

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	425,487	200,498
Depreciation and depletion	63,046	25,905
Selling, general and administrative	43,122	19,703
Postretirement benefits	9,764	10,369

	541,419	256,475

Operating income	148,650	207,787
Interest expense	(27,642)	(4,179)
Interest income	40	175
Other loss	(13,143)	—

Income from continuing operations before income tax expense	107,905	203,783
Income tax expense	31,684	66,811

Income from continuing operations	76,221	136,972
Loss from discontinued operations	—	(757)

Net income	$76,221	$136,215

Basic income per share:
Income from continuing operations	$1.22	$2.59
Discontinued operations	—	(0.02)

Net income	$1.22	$2.57

Diluted income per share:
Income from continuing operations	$1.21	$2.57
Discontinued operations	—	(0.02)

Net income	$1.21	$2.55

Dividends per share	$0.125	$0.125

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the nine months ended September 30,
	2011	2010
Revenues:
Sales	$1,858,343	$1,173,982
Miscellaneous income	13,460	12,951

	1,871,803	1,186,933

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	1,106,008	574,095
Depreciation and depletion	180,830	71,959
Selling, general and administrative	132,525	60,453
Postretirement benefits	30,374	31,099

	1,449,737	737,606

Operating income	422,066	449,327
Interest expense	(63,245)	(13,120)
Interest income	356	633
Other income, net	11,360	—

Income from continuing operations before income tax expense	370,537	436,840
Income tax expense	105,145	141,063

Income from continuing operations	265,392	295,777
Loss from discontinued operations	—	(1,848)

Net income	$265,392	$293,929

Basic income per share:
Income from continuing operations	$4.45	$5.56
Discontinued operations	—	(0.04)

Net income	$4.45	$5.52

Diluted income per share:
Income from continuing operations	$4.43	$5.50
Discontinued operations	—	(0.03)

Net income	$4.43	$5.47

Dividends per share	$0.375	$0.35

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$595,066	$531	$355,540		$411,383	$(172,388)
Comprehensive income:
Net income	265,392			$265,392	265,392
Other comprehensive income:
Change in pension and other postretirement benefit plans, net of tax	9,320			9,320		9,320
Change in unrealized loss on investments, net of tax	(1,192)			(1,192)		(1,192)
Change in unrealized loss on hedges, net of tax	(2,147)			(2,147)		(2,147)
Change in foreign currency translation adjustment	(266)			(266)		(266)

Comprehensive income				$271,107

Stock issued upon the exercise of stock options	8,878	3	8,875
Dividends paid, $0.375 per share	(22,236)				(22,236)
Stock-based compensation	7,809		7,809
Tax benefit from stock-based compensation arrangements	8,946		8,946
Issuance of common stock in connection with the Western Coal Corp. acquisition	1,224,126	90	1,224,036
Fair value of replacement stock options and warrants issued in connection with the Western Coal Corp. acquisition	18,844		18,844
Other	(5,218)		(5,218)

Balance at September 30, 2011	$2,107,322	$624	$1,618,832		$654,539	$(166,673)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$265,392	$293,929
Loss from discontinued operations	—	1,848

Income from continuing operations	265,392	295,777
Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and depletion	180,830	71,959
Deferred income taxes	(19,138)	85,703
Gain on investment in Western Coal Corp	(20,553)	—
Other	29,098	(12,553)
Decrease (increase) in current assets, net of effect of business acquisitions:
Receivables	30,655	(91,783)
Inventories	(1,560)	12,580
Other current assets	19,496	12,839
Increase in current liabilities, net of effect of business acquisitions:
Accounts payable	24,645	14,966
Accrued expenses and other current liabilities	764	33,584

Cash flows provided by operating activities	509,629	423,072

INVESTING ACTIVITIES
Additions to property, plant and equipment	(293,377)	(80,230)
Acquisition of Western Coal Corp., net of cash acquired	(2,432,693)	—
Acquisition of HighMount Exploration & Production Alabama, LLC	—	(209,964)
Proceeds from sales of investments	27,325	—
Other	814	(4,105)

Cash flows used in investing activities	(2,697,931)	(294,299)

FINANCING ACTIVITIES
Proceeds from issuance of debt	2,350,000	—
Borrowings under revolving credit agreement	41,461	—
Repayments on revolving credit agreement	(41,461)	—
Retirements of debt	(165,024)	(19,711)
Dividends paid	(22,236)	(18,654)
Purchases of stock under stock repurchase program	—	(65,438)
Debt issuance costs	(80,027)	—
Other	(1,197)	30,043

Cash flows provided by (used in) financing activities	2,081,516	(73,760)

Cash flows provided by (used in) continuing operations	(106,786)	55,013

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows used in operating activities	—	(6,146)
Cash flows provided by investing activities	—	3,453
Cash flows provided by (used in) financing activities	—	—

Cash flows used in discontinued operations	—	(2,693)

Effect of foreign exchange rates on cash	(2,013)	—

Net increase (decrease) in cash and cash equivalents	$(108,799)	$52,320

Cash and cash equivalents at beginning of period	$293,410	$165,279
Add: Cash and cash equivalents of discontinued operations at beginning of period	535	1,254
Net increase (decrease) in cash and cash equivalents	(108,799)	52,320
Less: Cash and cash equivalents of discontinued operations at end of period	—	434

Cash and cash equivalents at end of period	$185,146	$218,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(IN THOUSANDS)

	For the nine months ended September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES
Investing Activities:
Acquisition of Western Coal in 2011 and HighMount in 2010:
Fair value of assets acquired	$5,681,133	$217,607
Less: fair value of liabilities assumed	(1,934,931)	(7,643)
fair value of shares of common stock issued	(1,224,126)	—
fair value of stock options issued and warrants	(34,765)	—
gain on investment	(20,553)	—
cash acquired	(34,065)	—

Net cash paid	$2,432,693	$209,964

Non-cash transactions:
Financing of one-year property insurance premium	$—	$18,947

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Walter Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

        For the three and nine months ended September 30, 2010 amounts reported in discontinued operations include the results from the Company's closed Homebuilding business and Kodiak Mining Company, LLC.

Note 2—Acquisitions

        Western Coal Corp.    On November 18, 2010 the Company announced its intent to acquire all of the outstanding common shares of Western Coal. Western Coal was a producer of high quality metallurgical coal from mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines located in West Virginia (United States), and high quality anthracite coal from mines located in South Wales (United Kingdom). The acquisition of Western Coal substantially increased the Company's reserves available for future production, the majority of which is high-demand metallurgical coal, and created a diverse geographical footprint with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins.

        On November 17, 2010 the Company entered into a share purchase agreement with various funds advised by Audley Capital to purchase approximately 54.5 million common shares, or 19.8%, of the outstanding common shares of Western Coal for CAD$11.50 per share in two separate transactions. On December 2, 2010 the Company entered into an arrangement agreement with Western Coal to acquire all the remaining outstanding common shares of Western Coal for CAD$11.50 per share in cash or

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 2—Acquisitions (Continued)

0.114 of a Walter Energy share, or for a combination thereof at the holder's election, subject to proration.

        In January 2011 the Company completed the first transaction to acquire 25,274,745 common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital. The shares were purchased for $293.7 million in cash and had a fair value of $314.2 million on April 1, 2011. The Company recognized a gain on April 1, 2011 of $20.5 million as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital which is included in other income in the Condensed Consolidated Statements of Operations for the periods ended September 30, 2011. On April 1, 2011 the Company acquired the remaining outstanding common shares of Western Coal (including the second Audley Capital transaction) for a combination of $2.2 billion in cash and the issuance of 8,951,558 common shares of Walter Energy valued at $1.2 billion. The fair value of Walter Energy's common stock on April 1, 2011 was $136.75 per share based on the closing value on the New York Stock Exchange. The cash portion was funded with part of the proceeds from the new $2.725 billion credit facility discussed in Note 4. All of the outstanding options to purchase Western Coal common shares that were not exercised prior to the acquisition were exchanged for fully-vested and immediately exercisable options to purchase shares of Walter Energy common stock. The Company issued 193,498 stock options in exchange for the Western Coal stock options outstanding as of April 1, 2011. The stock options issued had a fair value of $15.5 million, which was estimated using the Black-Scholes option pricing model. The outstanding warrants of Western Coal were not directly affected by the acquisition. Instead, upon exercise each warrant will entitle the holder to receive cash and shares of Walter Energy common stock that would have been issued if the warrants had been exercised immediately before closing the acquisition.

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

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 2—Acquisitions (Continued)

        The following table summarizes the purchase consideration and the preliminary estimated fair values of assets acquired and liabilities assumed (in thousands):

Purchase consideration:
Cash	$2,173,080
Fair value of shares of common stock issued	1,224,126
Fair value of stock options issued and warrants	34,765

Fair value of consideration transferred	3,431,971
Fair value of equity interest in Western Coal held before the acquisition	314,231

Total consideration	$3,746,202

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$34,065
Receivables	163,668
Inventories	122,012
Other current assets	65,606
Mineral interests	4,399,000
Property, plant and equipment	565,228
Goodwill	277,404
Other long-term assets	54,150

Total assets	5,681,133

Accounts payable and accrued liabilities	$180,157
Other current liabilities	75,824
Deferred tax liability	1,576,896
Other long-term liabilities	102,054

Total liabilities	1,934,931

Net assets acquired	$3,746,202

        Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed. The factors that contribute to the recognition of goodwill, which may also influence the purchase price allocation, include Western Coal's (i) historical cash flows and income levels, (ii) reputation in its markets, (iii) strength of its management team, (iv) efficiency of its operations, and (v) future cash flows and income growth projections. Goodwill has increased $27.4 million as compared to June 30, 2011 as a result of ongoing adjustments to the estimated fair values of assets acquired and liabilities assumed and purchase consideration assumptions. Goodwill has preliminarily been assigned to the Canadian and U.K. Operations segment and the U.S. Operations segment in the amounts of $253.3 million and $24.1 million, respectively. None of the goodwill is expected to be tax deductible. The Company incurred acquisition costs related to the purchase of approximately $6.1 million and $23.1 million during the three and nine months ended September 30, 2011, respectively, which are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 2—Acquisitions (Continued)

        The amounts of revenues and earnings of Western Coal included in the Company's condensed consolidated statement of operations from the acquisition date in the periods ending September 30, 2011 are as follows (in thousands):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenues	$270,295	$576,660
Net income	$34,684	$42,163

        The unaudited supplemental pro forma information presented below includes the effects of the Western Coal acquisition as if it had been completed as of January 1, 2010. The pro forma results include (i) the impact of certain estimated fair value adjustments, including additional estimated depreciation and depletion expense associated with the acquired mineral interests and property, plant and equipment and (ii) interest expense associated with debt used to fund the acquisition. The pro forma results for the nine months ended September 30, 2010 include adjustments for the financial impact of certain acquisition related items incurred during the nine months ended September 30, 2011. Accordingly, the following unaudited pro forma financial information should not be considered indicative of either future results or results that might have occurred had the acquisition been consummated as of January 1, 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$690,069	$698,886	$2,096,011	$1,749,965
Net income	$74,417	$141,669	$306,643	$251,397

        North River Mine    On May 6, 2011 the Company acquired the North River thermal coal mine in Fayette and Tuscaloosa Counties of Alabama from a subsidiary of Chevron Corporation for approximately $1.1 million in cash and the assumption of certain liabilities totaling approximately $90.9 million, including a $70.0 million below-market coal sales contract liability. The below-market contract has a remaining term of 29 months and such contracts acquired in a business combination are recorded at their fair value and amortized into revenues over the tons of coal sold during the contract term. The Company has preliminarily recognized goodwill of $1.6 million. None of the goodwill is expected to be tax deductible. The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition and remains subject to change. The inclusion of this business for the current period did not have a material impact on either the Company's revenues or operating income, and the Company does not expect the results of this business to have a material effect on future operating results.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Coal	$166,739	$69,110
Raw materials and supplies	59,827	28,521

Total inventories	$226,566	$97,631

Note 4—Debt

        Debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010	Weighted Average Stated Interest Rate At September 30, 2011	Estimated Final Maturity
2011 term loan A	$935,000	$—	3.285%	2016
2011 term loan B	1,396,500	—	4.00%	2018
2005 term loan	—	136,062
Other(1)	93,239	32,411	Various	Various

Total debt	2,424,739	168,473
Less current debt	(97,426)	(13,903)

Total long-term debt	$2,327,313	$154,570

(1)
This balance includes capital lease obligations and an equipment financing agreement.

        The Company's minimum debt repayment schedule, excluding interest, as of September 30, 2011 is as follows (in thousands):

	Payments Due
	2011	2012	2013	2014	2015	Thereafter
2011 term loan A	$7,500	$52,500	$82,500	$112,500	$517,500	$162,500
2011 term loan B	3,500	14,000	14,000	14,000	14,000	1,337,000
Other debt	11,408	33,878	25,273	16,993	5,599	88

	$22,408	$100,378	$121,773	$143,493	$537,099	$1,499,588

        2005 Credit Agreement, as Amended    On April 1, 2011, in connection with the acquisition of Western Coal, the Company repaid all outstanding loans and accrued interest under the 2005 credit agreement, as amended ("2005 Credit Agreement") and it was simultaneously terminated. No penalties were due in connection with the repayments. As of March 31, 2011 the 2005 Credit Agreement included (1) an amortizing term loan facility ("2005 Term Loan") with an initial aggregate principal amount of $450.0 million and (2) a $300.0 million revolving credit facility ("2005 Revolver") which provided for loans and letters of credit. The 2005 Term Loan bore interest at LIBOR plus as much as

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 4—Debt (Continued)

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

        2011 Credit Agreement    On April 1, 2011, the Company entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to payoff all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. The Revolver provides for operational needs and letters of credit. The Company's obligations under the 2011 Credit Agreement are secured by substantially all of the Company's domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that restrict but do not prevent the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans. The 2011 Credit Agreement also includes certain financial covenants that must be maintained.

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the Revolver and term loan A, and 275 to 300 basis points on the term loan B adjusted quarterly based on the Company's total leverage ratio as defined by the 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at the Company's option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. As of September 30, 2011, there were no borrowings outstanding under the Revolver, with $70.5 million outstanding stand-by letters of credit and $304.5 million of availability for future borrowings.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 5—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,291	$1,105	$1,827	$753
Interest cost	3,144	3,226	6,206	6,510
Expected return on plan assets	(3,929)	(3,269)	—	—
Amortization of prior service cost (credit)	68	76	(240)	(524)
Amortization of net actuarial loss	2,063	2,231	1,971	3,630

Net periodic benefit cost	$2,637	$3,369	$9,764	$10,369

	Pension Benefits		Other Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$3,873	$3,315	$4,333	$2,259
Interest cost	9,432	9,678	18,686	19,522
Expected return on plan assets	(11,787)	(9,807)	—	—
Amortization of prior service cost (credit)	204	228	(720)	(1,572)
Amortization of net actuarial loss	6,189	6,693	8,075	10,890
Settlement loss	1,716	—	—	—

Net periodic benefit cost	$9,627	$10,107	$30,374	$31,099

        The settlement loss shown above is related to the retirement of an executive of the Company and was included in selling, general and administrative expense in the consolidated statements of operations.

Note 6—Comprehensive Income

        Comprehensive income is comprised primarily of net income, changes in pension and other postretirement benefits obligations, unrealized gains or losses on investments, gains or losses from the effect of cash flow hedges and foreign currency translation adjustments. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Comprehensive income for the three months ended September 30, 2011 and 2010 was $82.0 million and $139.3 million, respectively. Comprehensive income for the nine months ended September 30, 2011 and 2010 was $271.1 million and $303.7 million, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 7—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands, except per share data):

	For the three months ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$76,221	$76,221	$136,972	$136,972

Loss from discontinued operations	$—	$—	$(757)	$(757)

Denominator:
Average number of common shares outstanding	62,414	62,414	52,920	52,920
Effect of dilutive securities:
Stock awards and warrants(a)	—	345	—	473

	62,414	62,759	52,920	53,393

Income from continuing operations	$1.22	$1.21	$2.59	$2.57
Loss from discontinued operations	—	—	(0.02)	(0.02)

Net income per share	$1.22	$1.21	$2.57	$2.55

	For the nine months ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$265,392	$265,392	$295,777	$295,777

Loss from discontinued operations	$—	$—	$(1,848)	$(1,848)

Denominator:
Average number of common shares outstanding	59,601	59,601	53,224	53,224
Effect of dilutive securities:
Stock awards and warrants(a)	—	370	—	548

	59,601	59,971	53,224	53,772

Income from continuing operations	$4.45	$4.43	$5.56	$5.50
Loss from discontinued operations	—	—	(0.04)	(0.03)

Net income per share	$4.45	$4.43	$5.52	$5.47

(a)
Stock awards represent the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. The weighted average number of stock options outstanding for the

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 7—Net Income Per Share (Continued)

  three months ended September 30, 2011 and 2010 totaling 38,083 and 30,755, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options outstanding for the nine months ended September 30, 2011 and 2010 totaling 32,086 and 27,802 respectively, were excluded because their effect would have been anti-dilutive. Outstanding warrants entitle the holder to receive cash and shares of common stock upon exercise.

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

        In connection with the Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a proposed final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the proposed final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011 and May 2011. At the request of both parties, in September 2011 the Bankruptcy Court granted an additional extension of time until January 5, 2012 to submit the proposed final order.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

        The IRS has begun its audit of the Company's income tax returns filed for 2006 through 2008. Since the IRS examination is in its initial stages, any resulting tax deficiency or overpayment cannot be estimated at this time. During the next year, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.

        The Company believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties, and as a result, we believe that any potential difference between actual losses and costs incurred and the amounts accrued would be immaterial.

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

Walter Coke, Inc.

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved and finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of a residential sampling plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. Walter Coke has agreed to remediate 23 properties based on the 2009 sampling and that process was started in July, 2011. The EPA and Walter Coke are in discussions regarding future action and timing under the Phase III RFI plan and any subsequent residential sampling.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At September 30, 2011, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual is not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA compliance program is in the study phase, until the studies are complete the Company is unable to fully estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period. The Company and Walter Coke were named in a suit filed by Louise Moore on April 26, 2011 (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

and/or historic operations in the area conducted by the companies and/or their predecessors. This action is still in the earliest stages of litigation. On June 6, 2011, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Based on initial evaluation, management believes that both procedural and substantive defenses are available to the Company and Walter Coke expects to vigorously defend this matter. No specific dollar value has been claimed in the suit's demand for monetary damages. On June 20, 2011, Walter Coke filed a Motion to Dismiss which, was heard on October 28, 2011. As of the date of filing this report on Form 10-Q a ruling has not been received.

Maple Coal Company

        Maple Coal Company ("Maple") was the subject of a compliance order issued against its water discharge permit in April, 2007 by the West Virginia Department of Environmental Protection ("WVDEP"). This order provided that Maple would have until April 5, 2010 to comply with certain water quality-based effluent limitations for selenium concentrations in discharges from its mining operations.

        Maple sought a permit modification to extend the selenium compliance date beyond April 5, 2010. That permit modification application was denied by the WVDEP. Maple appealed that denial to the West Virginia Environmental Quality Board ("EQB"), which issued a Stay of those limits, to be effective until it had issued a ruling. The Kanawha County (West Virginia) Circuit Court also issued Stay Orders, preventing the selenium effluent limits in Maple's National Pollutant Discharge Elimination System ("NPDES") permit from taking effect until the exhaustion of all appeals from the WVDEP denial and the conclusion of the WVDEP's civil enforcement action.

        The EQB ruled against Maple's appeal. Maple has filed an appeal of these rulings (consolidated into one case) with the Fayette County (West Virginia) Circuit Court. In connection with this administrative appeal, Maple has also obtained a Stay Order from the Fayette County Circuit Court, suspending the effective date of the selenium limits in its NPDES permit pending the outcome of that appeal. The parties to that appeal agreed to defer briefing, pending negotiation of a comprehensive settlement of all such issues (discussed below) and the Court entered an order suspending the briefing schedule.

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

        In a second related action, in January, 2011 three environmental interest groups filed a Clean Water Act citizen's suit against Maple, seeking more than $14 million in civil penalties for selenium violations since April, 2010 and injunctive relief in the form of mandatory treatment plant installations. The plaintiffs filed a Motion for Partial Summary Judgment on Jurisdiction and Liability, and Maple filed a Cross-Motion for Summary Judgment. On September 2, 2011, the Court issued a Memorandum

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

Opinion and Order (the "Sept. 2 Order") granting, in part, and denying, in part, both motions. In partially granting Maple's motion, the Court held that the plaintiffs' members had not shown a sufficient connection to establish standing to bring a claim as to discharges from one of the outlets under the Maple NPDES Permit at issue. The Court upheld jurisdiction over claims based on discharges from one of the outlets, and found that the plaintiffs were entitled to summary judgment on liability as to past and continuing selenium discharges from that outlet. The plaintiffs recently filed a Motion to Amend Judgment, asking the Court to reverse its Sept. 2 Order as to their dismissed claims, and briefing on that motion is ongoing. A trial on civil penalties for past violations and injunctive relief to address continuing violations at the remaining outlet is scheduled for May, 2012.

        In addition, these same plaintiffs recently served a second Notice of Intent to Sue under the Clean Water Act, alleging that Maple Coal is liable for having caused selenium water quality standard violations authorized under a different NPDES permit. Maple is evaluating that Notice and will not be required to submit a response to it until November 21, 2011.

        At present the likelihood of an unfavorable outcome as to the EQB case, the WVDEP civil enforcement action, and/or the federal court citizens' suit is neither remote nor probable and no opinion can be offered regarding the likelihood of the WVDEP or the citizens suit plaintiffs succeeding in these actions. As such, the Company has not made a provision for these claims in its consolidated financial statements. Regardless of the manner of their disposition, however, civil penalties, mandatory treatment facility costs, and other costs that may ultimately be incurred as a result of these proceedings could be material.

Securities Class Action

        In November, 2009, Western Coal Corp. was named as a defendant in a statement of claim issued by a plaintiff who seeks leave of the Ontario Courts to proceed with a securities class action. This claim also named Western Coal Corp.'s former President and director, John Hogg, and two of its non-executive directors, John Brodie and Robert Chase, as defendants.

        The plaintiff subsequently delivered an amended claim that added new allegations that seeks to have the amended claim certified as a class action separately from the proposed securities class action allegations. The new allegations focused on certain transactions the plaintiff claims were oppressive and unfair to the interests of shareholders. The amended claim included additional defendants of Western Coal Corp.'s former Chairman, John Byrne, its remaining non-executive directors John Conlon and Charles Pitcher, Audley European Opportunities Master Fund Limited, Audley Capital Management Limited, and Audley Advisors LLP.

        The proposed securities claims allege that those persons who acquired or disposed of Western Coal Corp. shares between November 14, 2007 and December 10, 2007 should be entitled to recover $200 million for general damages and $20 million in punitive damages. The plaintiff alleges that Western Coal Corp's consolidated financial statements for the second quarter of fiscal 2008 and the accompanying news release issued on November 14, 2007 misrepresented the financial condition and that Western Coal Corp. failed to make full, plain and true disclosure of all material facts and changes.

        The plaintiff's oppression claims are advanced in respect of security holders in the period between April 26, 2007 and July 13, 2009. The claims are that the defendants caused Western Coal Corp. to

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

enter into transactions that had a dilutive effect on the interests of shareholders. The damages associated with these alleged dilutive effects have not been developed or quantified.

        The plaintiff's motions to proceed with securities claims and also to certify the securities and oppression claims as class actions were rescheduled to allow the plaintiff additional time to answer the Company's position. This has now been done. The hearing dates are set for June 2012.

        Western Coal Corp. and the other named defendants continue to, and will vigorously defend the allegations. They maintain that there is no merit to the claims and that the damages are without foundation and excessive. Accordingly, the Company has made no provision for the claims in its financial statements.

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

Undistributed Foreign Earnings

        The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of September 30, 2011 because it intends to indefinitely reinvest such earnings outside the U.S. If this intent changes, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions as the Company repatriates such foreign subsidiary earnings. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability on such repatriation may be partially reduced by any foreign income taxes previously paid on these earnings. As of September 30, 2011 the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $42 million.

Ridley Terminal Services Agreement

        In connection with the acquisition of Western Coal, the Company assumed a terminal services agreement (the "Agreement") with Ridley Terminals Inc. located in British Columbia. The Agreement contains minimum throughput obligations each calendar year through December 31, 2020. If the Company does not meet its minimum throughput obligation, the Company shall pay Ridley Terminals a

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. The Company expects to meet future minimum throughput requirements and as such no liability has been established at September 30, 2011.

Note 9—Derivative Financial Instruments

Interest Rate Swaps

        On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate swap based on a 1.17% fixed rate with fixed rate and floating rate payment dates effective July 18, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

        On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million. The objective of the hedge is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under an equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge is a 62 month amortizing interest rate swap based on a 5.59% fixed rate with fixed rate and floating rate payment dates effective February 1, 2009. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with fixed rate and floating rate payment dates effective July 7, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

Natural Gas Hedge

        Revenues derived from the sale of natural gas are subject to volatility based on changes in market prices. In order to reduce the risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas sales beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement will hedge approximately 35% of anticipated natural gas sales from July 2011 until June 2012. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

        The following table presents the fair values of the Company's derivative instruments as well as the classification on the Condensed Consolidated Balance Sheets (in thousands). See Note 10 for additional information related to the fair values of our derivative instruments.

	September 30, 2011	December 31, 2010
Asset derivatives designated as cash flow hedging instruments:
Natural gas hedge(1)	$3,106	$—
Interest rate cap(2)	476	—

Total asset derivatives	$3,582	$—

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(3)	$7,152	$386

(1)
Included in other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2011.

(2)
As of September 30, 2011 $157 thousand is included in other current assets and $319 thousand is included in other long-term assets in the Condensed Consolidated Balance Sheets.

(3)
As of September 30, 2011 $2.3 million is included in other current liabilities and $4.9 million is included in other long-term liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010 the balance was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

        The following tables present the gains and losses from derivative instruments for the three and nine months ended September 30, 2011 and 2010 and their location within the Condensed

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

Consolidated Financial Statements (in thousands). The Company utilizes only cash flow hedges that are considered highly effective.

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recognized in earnings
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Derivatives designated as cash flow hedging instruments	2011	2010	2011	2010	2011	2010
Natural gas hedges(1)	$984	$(114)	$844	$757	$—	$—
Interest rate swaps(2)	(4,054)	(73)	(73)	(90)	—	—
Interest rate cap(2)	1,636	—	—	—	—	—

Total	$(1,434)	$(187)	$771	$667	$—	$—

(1)
Amounts recorded in miscellaneous income in the Condensed Consolidated Statements of Operations

(2)
Amounts recorded in interest expense in the Condensed Consolidated Statements of Operations

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recognized in earnings
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedging instruments	2011	2010	2011	2010	2011	2010
Natural gas hedges(1)	$1,765	$232	$844	$2,027	$—	$—
Interest rate swaps(2)	(4,207)	(288)	(226)	(285)	—	—
Interest rate cap(2)	295	—	—	—	—	—

Total	$(2,147)	$(56)	$618	$1,742	$—	$—

(1)
Amounts recorded in miscellaneous income in the Condensed Consolidated Statements of Operations

(2)
Amounts recorded in interest expense in the Condensed Consolidated Statements of Operations

Note 10—Fair Value of Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy has been established for valuing assets and liabilities based on how transparent (observable)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets and liabilities;
Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and
Level 3:	Unobservable inputs that are supported by little or no market data which require the reporting entity to develop its own assumptions.

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	September 30, 2011
	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Equity securities, trading	$5,995	$—	$—	$5,995
Equity securities, available-for-sale	10,902	—	—	10,902
Interest rate cap	—	476	—	476
Natural gas hedge	—	3,106	—	3,106

Total assets	$16,897	$3,582	$—	$20,479

Liabilities:
Interest rate swaps	$—	$7,152	$—	$7,152

        Below is a summary of the Company's valuation techniques for Level 1 and Level 2 financial assets and liabilities:

        Equity securities— As of September 30, 2011 the Company held equity investments in other current assets classified as trading and available-for-sale. Changes in the fair value of trading securities are recorded in other income (loss) and determined using observable market prices. For the three and nine months ended September 30, 2011 a loss of $13.1 million and $9.2 million, respectively, was recorded related to trading securities held at the reporting date. Changes in the fair value of available-for-sale securities are recorded in accumulated other comprehensive income (loss) and determined using observable market prices.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

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

        The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

        Cash and cash equivalents, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Debt— On April 1, 2011, the Company entered into a $2.725 billion credit agreement to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement (see Note 4). Debt associated with the Company's 2011 term loan A and term loan B in the amount of $935.0 million and $1.397 billion at September 30, 2011, respectively, are carried at cost. There were no outstanding borrowings under the revolving credit facility at September 30, 2011. The estimated fair value of the Company's term loan A and term loan B was $911.6 million and $1.346 billion at September 30, 2011, respectively, based on similar transactions and yields in an active market for similarly rated debt.

Note 11—Segment Information

        The Company's reportable segments are strategic business units arranged geographically which have separate management teams. The business units have been aggregated into three reportable segments following the Western Coal acquisition described in Note 1. These reportable segments are U.S. Operations, Canadian and U.K. Operations, and Other. Both the U.S. Operations and Canadian and U.K. Operations reportable segments primary business is that of mining and exporting metallurgical for the steel industry. Beginning in the second quarter of 2011 the Company reports its U.S. operations under the U.S. Operations segment which includes Walter Energy's historical operating segments of Underground Mining, Surface Mining and Walter Coke as well as the results, since the date of acquisition, of the West Virginia mining operations acquired through the acquisition of Western Coal on April 1, 2011. The Company reports the results of its mining operations acquired through the Western Coal acquisition located in Northeast British Columbia (Canada) and South Wales (United Kingdom) under the Canadian and U.K. Operations segment, since the April 1, 2011 date of acquisition. The Other segment primarily includes corporate expenses. Previously reported segment amounts have been restated to conform to the current period presentation.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 11—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended September 30,
	2011	2010
Revenues:
U.S. Operations	$467,130	$463,478
Canadian and U.K. Operations	222,681	—
Other	258	784

Total Revenues	$690,069	$464,262

Segment operating income (loss):
U.S. Operations	$112,867	$215,518
Canadian and U.K. Operations	50,195	—
Other	(14,412)	(7,731)

Operating income	148,650	207,787
Less interest expense, net	(27,602)	(4,004)
Other loss	(13,143)	—

Income from continuing operations before income tax expense	107,905	203,783
Income tax expense	31,684	66,811

Income from continuing operations	$76,221	$136,972

Depreciation and depletion:
U.S. Operations	$46,732	$25,733
Canadian and U.K. Operations	16,124	—
Other	190	172

Total	$63,046	$25,905

Capital Expenditures:
U.S. Operations	$41,435	$35,147
Canadian and U.K. Operations	115,426	—
Other	99	43

Total	$156,960	$35,190

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 11—Segment Information (Continued)

	For the nine months ended September 30,
	2011	2010
Revenues:
U.S. Operations	$1,381,918	$1,184,783
Canadian and U.K. Operations	488,256	—
Other	1,629	2,150

Total Revenues	$1,871,803	$1,186,933

Segment operating income (loss):
U.S. Operations	$420,511	$477,010
Canadian and U.K. Operations	62,643	—
Other	(61,088)	(27,683)

Operating income	422,066	449,327
Less interest expense, net	(62,889)	(12,487)
Other income, net	11,360	—

Income from continuing operations before income tax expense	370,537	436,840
Income tax expense	105,145	141,063

Income from continuing operations	$265,392	$295,777

Depreciation and depletion:
U.S. Operations	$114,170	$71,623
Canadian and U.K. Operations	66,089	—
Other	571	336

Total	$180,830	$71,959

Capital Expenditures:
U.S. Operations	$126,543	$76,008
Canadian and U.K. Operations	166,837	—
Other	(3)	4,222

Total	$293,377	$80,230

	September 30, 2011	December 31, 2010
Identifiable Assets:
U.S. Operations	$1,141,890	$1,021,534
Canadian and U.K. Operations	5,537,155	—
Other	492,902	636,231

Total	$7,171,947	$1,657,765

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

Note 12—New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that requires companies to present the components of net income and other comprehensive income either in a single continuous statement or as two separate but consecutive statements. The accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on the Company's operating results or financial position as it only requires a change in the format of our current presentation of comprehensive income.

        In September 2011, the FASB issued an accounting standard update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer's involvement and related commitments associated with multiemployer pension plans and are effective for annual periods ending after December 15, 2011. The Company participates in a multiemployer pension plan for certain employees. The Company is currently evaluating the disclosure requirements of this accounting standard update and such additional disclosures will be included within our Form 10-K for the year ending December 31, 2011.

Note 13—Subsequent Event

        On October 31, 2011 the Company prepaid $50.0 million of term loan debt.

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

  •
  Global economic crisis;

  •
  Market conditions beyond our control;

  •
  Prolonged decline in the price of coal;

  •
  Decline in global steel demand;

  •
  Our customer's refusal to honor or renew contracts;

  •
  Title defects preventing us from (or resulting in additional costs for) mining our mineral interests;

  •
  Concentration of our coal and gas producing mineral interests in limited number of areas subjects us to risk;

  •
  Weather patterns and conditions affecting production;

  •
  Geological, equipment and operational risks associated with mining;

  •
  Unavailability of cost-effective transportation for our coal;

  •
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

  •
  Our ability to successfully integrate acquisitions, including the recent acquisition of Western Coal Corp.;

  •
  Volatility in the price of our common stock;

  •
  Our ability to pay regular dividends to stockholders;

  •
  Potential suitors could be discouraged by our stockholder rights agreement;

  •
  Our exposure to indemnification obligations; and

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

RESULTS OF OPERATIONS

Summary Operating Results of Continuing Operations for the
Three Months Ended September 30, 2011 and 2010

	For the three months ended September 30, 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$464,710	$220,208	$134	$685,052
Miscellaneous income	2,420	2,473	124	5,017

Revenues	467,130	222,681	258	690,069
Cost of sales (exclusive of depreciation and depletion)	280,483	144,805	199	425,487
Depreciation and depletion	46,732	16,124	190	63,046
Selling, general and administrative	16,944	11,557	14,621	43,122
Postretirement benefits	10,104	—	(340)	9,764

Operating income (loss)	$112,867	$50,195	$(14,412)	148,650

Interest expense, net				(27,602)
Income tax expense				(31,684)
Other loss				(13,143)

Income from continuing operations				$76,221

	For the three months ended September 30, 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$459,817	$—	$346	$460,163
Miscellaneous income	3,661	—	438	4,099

Revenues	463,478	—	784	464,262
Cost of sales (exclusive of depreciation and depletion)	200,367	—	131	200,498
Depreciation and depletion	25,733	—	172	25,905
Selling, general and administrative	11,053	—	8,650	19,703
Postretirement benefits	10,807	—	(438)	10,369

Operating income (loss)	$215,518	$—	$(7,731)	207,787

Interest expense, net				(4,004)
Income tax expense				(66,811)

Income from continuing operations				$136,972

	Dollar variance for the three months ended September 30, 2011 versus 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$4,893	$220,208	$(212)	$224,889
Miscellaneous income	(1,241)	2,473	(314)	918

Revenues	3,652	222,681	(526)	225,807
Cost of sales (exclusive of depreciation and depletion)	80,116	144,805	68	224,989
Depreciation and depletion	20,999	16,124	18	37,141
Selling, general and administrative	5,891	11,557	5,971	23,419
Postretirement benefits	(703)	—	98	(605)

Operating income (loss)	$(102,651)	$50,195	$(6,681)	(59,137)

Increase in interest expense, net of interest income				(23,598)
Decrease in income tax expense				35,127
Increase in other loss				(13,143)

Income from continuing operations				$(60,751)

Overview

        Our income from continuing operations for the three months ended September 30, 2011 was $76.2 million, or $1.21 per diluted share, which compares to $137.0 million, or $2.57 per diluted share, for the three months ended September 30, 2010. In the three months ended September 30, 2011, revenues increased $225.8 million and operating income decreased $59.1 million versus the same period in 2010. Revenue increases in the third quarter were primarily generated by the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within the U.S. Operations segment as a result of the April 1, 2011 Western Coal acquisition. Increased revenues were also due to the acquisition of the North River thermal coal mine in Alabama on May 6, 2011 as described below. Excluding these acquisitions, third quarter 2011 revenues decreased by $85.4 million as compared to the same period last year primarily due to lower hard coking coal sales volumes, partially offset by higher average hard coking coal selling prices. Operating income decreased due to higher production costs on lower sales volumes within the U.S., partially offset by the impact of the Western Coal acquisition. EBITDA for the third quarter of 2011 was $198.6 million compared to $233.7 million in the third quarter of 2010. A reconciliation of net income to EBITDA is presented in Liquidity and Capital Resources below.

  U.S. Operations

  •
  Hard coking coal sales totaled 1.2 million metric tons in the third quarter of 2011, a decrease as compared to 1.6 million metric tons during the third quarter of 2010 due to lower production volumes. The average selling price in the third quarter of 2011 was $259.38 per metric ton, a 13.3% increase over the average selling price of $228.94 per metric ton for the same period in 2010. Metallurgical coal production totaled 1.3 million metric tons in the third quarter of 2011, a decline of 23.0% from the same period in the prior year as lower production in Alabama due to difficult geology more than offset the addition of hard coking coal production from the West Virginia mining operations. In October 2011 our Alabama production began increasing as we began to move past the primary area where the difficult geology recently constrained our cutting rates.

  •
  Beginning in November 2011 we anticipate the commencement of a new third longwall at our Alabama underground mining operations which will improve production capacity in the fourth quarter. We expect to have three longwalls in operation through the first quarter of 2012 at which time one of our existing longwalls will be decommissioned.

  •
  Thermal coal sales totaled 1.3 million metric tons in the third quarter of 2011 compared to 0.3 million metric tons during the same period in 2010. The increase was primarily due to sales of the recently acquired West Virginia and North River mining operations. The average selling price in the third quarter of 2011 was $70.35 per metric ton, down 14.6% from the average selling price of $82.39 per metric ton for the same period in 2010. Lower average pricing was the result of lower prices for tons sold by the North River mine. Thermal coal production totaled 1.3 million metric tons in the third quarter of 2011, as compared to 0.3 million metric tons during the same period in 2010. The increase was due to the addition of the West Virginia and North River mining operations.

  Canadian and U.K. Operations

  •
  The operations of the Canadian and U.K. Operations segment were acquired during the second quarter of 2011 and therefore there are no comparable results from the prior year and we have therefore limited our comparison to the second and third quarters of 2011. While production improved slightly during the third quarter of 2011 as compared to the second quarter, sales and production volumes growth was delayed by the lingering effects of adverse weather conditions experienced during the second quarter of 2011 and delays in the issuance of mining permits.

  •
  Metallurgical coal sales in the third quarter of 2011 from the Canadian and U.K. Operations segment totaled 356,000 metric tons of hard coking coal at an average selling price of $276.56 per metric ton and 562,000 metric tons of low-vol PCI coal at an average selling price of $209.12 per metric ton. Metallurgical coal sales in the second quarter of 2011 from the Canadian and U.K. Operations segment totaled 476,000 metric tons of hard coking coal at an average selling price of $262.35 per metric ton and 645,000 metric tons of low-vol PCI coal at an average selling price of $207.92 per metric ton.

  •
  The Canadian and U.K. Operations segment produced a total of 371,000 metric tons of hard coking coal in the third quarter of 2011 as compared to 347,000 metric tons of hard coking coal during the second quarter of 2011. Low-vol PCI coal production during the third quarter of 2011 from the Canadian and U.K. Operations segment totaled 587,000 metric tons as compared to production of 495,000 metric tons during the second quarter of 2011.

  •
  In December 2011, the Ridley terminal used by our Canadian operations will be affected by the commissioning of an upgraded rail-car dumping system, which is the first stage towards a doubling of the annual capacity of the terminal to 24 million metric tons. The commissioning is anticipated to prevent the unloading of rail-cars for approximately 21 days and is expected to affect the timing of some sales at year-end. Project work at our Willow Creek mine coal handling and preparation plant upgrades will be coordinated with the coal terminal upgrade, where possible, to minimize our downtime and advance the project completion date. The coal handling and preparation plant upgrades will likely be executed in two phases with expected completion early in the first quarter of 2012.

  •
  Our connector road project was substantially commissioned near the end of the 2011 third quarter and truck hauling volumes on the road have continued to increase early in the fourth quarter. The connector road connects the Brule mine to the Willow Creek mine where Brule's coal is processed and loaded at the rail load-out facility. The new connector road reduces the hauling distance as compared to the previous route from just over 62 miles down to 37 miles. It is anticipated that the connector road will also allow us to increase our payload capacity resulting in lower transportation costs.

  •
  Our Canadian mines are continuing with expansion plans and initiatives designed to improve our long-term production. We intend to increase the annual production from the current approximately four million metric tons to approximately five million metric tons in 2012.

Outlook and Strategic Initiatives

  Industry Overview

  •
  The long-term demand for metallurgical coal within all of our geographic markets remains strong despite concerns expressed around monetary issues in Europe and slow growth in the U.S. economy. During the short-term, the industry has experienced some customers requesting deferred shipments. We are focused on the long-term contractual market and anticipate two shipments originally scheduled for the fourth quarter of 2011 to be deferred to the first quarter of 2012 as a result of customer stocking issues.

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

  Blue Creek Coal Leases and North River Mine Acquisition

  •
  On May 6, 2011 we acquired mineral rights for approximately 68 million metric tons of recoverable Blue Creek metallurgical coal reserves to the northwest of our existing Alabama mines from a subsidiary of Chevron Corporation. The mineral leases are expected to form the core of what is a planned new underground metallurgical coal mine. In addition, we acquired Chevron Corporation's existing North River thermal coal mine in Fayette and Tuscaloosa Counties of Alabama. The acquisition of the North River mine is expected to be neutral to slightly accretive to earnings in the first year.

  2011 Fourth Quarter Business Outlook

  •
  We currently expect fourth quarter 2011 consolidated sales of hard coking coal to be within the range of 2.1 million and 2.3 million metric tons, and production of hard coking coal to be within the range of 2.2 million and 2.4 million metric tons. Sales of low-vol PCI are expected to be in the range of 450,000 and 530,000 metric tons, and production of low-vol PCI is expected to be in the range of 580,000 and 650,000 metric tons. We anticipate consolidated fourth quarter 2011 operating income to be between $190 million and $230 million, net income between $120 million and $150 million and earnings per share between $1.91 and $2.39.

Summary of Third Quarter Consolidated Results of Continuing Operations

        Revenues for the three months ended September 30, 2011 were $690.1 million, an increase of $225.8 million from $464.3 million in the same period in 2010. The increase in revenues was attributable to the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment as a result of the Western Coal acquisition and the acquisition of the North River mine. These recently acquired operations contributed revenues of $311.2 million during the third quarter of 2011 offsetting a decline in revenues from our Alabama underground mining operations.

        Cost of sales, exclusive of depreciation and depletion, increased $225.0 million to $425.5 million as compared to the third quarter of 2010, primarily as a result of the addition of the Canadian and U.K. Operations segment, the West Virginia mining operations and the North River mine which accounts for $211.6 million, or 94.0%, of the increase. The remaining $13.4 million increase is primarily due to difficult geology at our Alabama underground mining operations which continued to adversely impact costs and production volumes during the third quarter.

        Depreciation and depletion expense for the three months ended September 30, 2011 was $63.0 million, an increase of $37.1 million compared to the same period in 2010. The increase is primarily attributable to the addition of the Canadian and U.K. Operations segment, the West Virginia mining operations within our U.S. Operations segment and the acquisition of the North River mine, which increased depreciation and depletion expense by $33.2 million.

        Selling, general and administrative expense increased $23.4 million for the three months ended September 30, 2011 as compared to the same period in 2010, primarily attributable to an increase of $17.7 million resulting from the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment. The remainder of the increase is primarily the result of $6.1 million of costs associated with the acquisition of Western Coal.

        Interest expense, net of interest income for the three months ended September 30, 2011 was $27.6 million, an increase of $23.6 million compared to the same period in 2010. The increase reflects interest on borrowings of $2.35 billion on April 1, 2011 to fund a portion of the Western Coal acquisition.

        The loss of $13.1 million in other income for the three months ended September 30, 2011 is primarily attributable to losses on the sale and remeasurement to fair value of equity investments.

        The effective tax rates for the three months ended September 30, 2011 and 2010 were 29.4% and 32.8%, respectively. Our effective tax rate declined as compared to 2010 primarily as the result of a lower foreign jurisdiction effective tax rate, from the acquisition of Western Coal, in comparison to our domestic effective tax rate.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Our U.S. Operations segment reported revenues of $467.1 million in the third quarter of 2011, an increase of $3.7 million from the same period last year. The increase in revenues during the third quarter of 2011 as compared to the same period in 2010 was due to the addition of the West Virginia and North River mining operations to the segment. Excluding the West Virginia and North River mining operations, third quarter 2011 revenues decreased by $84.8 million as compared to the same period in 2010 primarily due to lower hard coking sales volumes at the Alabama underground operations, partially offset by higher average hard coking coal selling prices. Average selling price improvements were primarily the result of higher average contract pricing for the quarter, partially offset by sales of 607,000 carryover tons with lower 2011 second quarter pricing. The lower production at the Alabama underground operations in the third quarter of 2011 as compared to the third quarter of 2010 reflects difficult geological conditions associated with a squeeze at our No.7 mine. Hard coking coal sales volumes during the third quarter of 2011 were constrained by hard coking coal availability resulting from the production issues at the Alabama underground mines. Statistics for U.S. Operations are presented in the following table:

	Three months ended September 30,
	2011	2010
Average hard coking coal selling price(1) (per metric ton)	$259.38	$228.94
Tons of hard coking coal sold(1) (in thousands)	1,232	1,638
Average thermal coal selling price (per metric ton)	$70.35	$82.39
Tons of thermal coal sold (in thousands)	1,302	269

(1)
Includes sales of both coal produced and purchased coal.

        U.S. Operations reported operating income of $112.9 million in the third quarter of 2011, compared to $215.5 million in the same period in 2010. The $102.6 million decrease in operating income was primarily due to lower sales volumes and higher cost of sales as a result of higher production costs caused by geology issues and higher royalties and freight costs. In addition, we sold a higher mix of lower margin thermal coal associated with the recently acquired North River and West Virginia operations. These declines were partially offset by higher average hard coking coal pricing during the third quarter of 2011 as compared to the same period in 2010.

  Canadian and U.K. Operations

        Our Canadian and U.K. Operations segment reported revenues of $222.7 million and operating income of $50.2 million for the third quarter of 2011. As the operations of the segment were acquired during the second quarter of 2011, there are no comparable results from the prior year.

        The ongoing effects of adverse weather conditions experienced during the second quarter of 2011 and delays in the issuance of mining permits adversely impacted third quarter sales and production volumes as well as production costs including transportation costs. Statistics for Canadian and U.K. Operations are presented in the following table:

Three months ended September 30, 2011
Average hard coking coal selling price (per metric ton)	$276.56
Tons of hard coking coal sold (in thousands)	356
Average low-vol PCI coal selling price (per metric ton)	$209.12
Tons of low-vol PCI coal sold (in thousands)	562
Average thermal coal selling price (per metric ton)	$111.13
Tons of thermal coal sold (in thousands)	35

 Summary Operating Results of Continuing Operations for the
Nine Months Ended September 30, 2011 and 2010

	For the nine months ended September 30, 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$1,375,586	$482,007	$750	$1,858,343
Miscellaneous income	6,332	6,249	879	13,460

Revenues	1,381,918	488,256	1,629	1,871,803
Cost of sales (exclusive of depreciation and depletion)	772,963	331,698	1,347	1,106,008
Depreciation and depletion	114,170	66,089	571	180,830
Selling, general and administrative	42,880	27,826	61,819	132,525
Postretirement benefits	31,394	—	(1,020)	30,374

Operating income (loss)	$420,511	$62,643	$(61,088)	422,066

Interest expense, net				(62,889)
Income tax expense				(105,145)
Other income, net				11,360

Income from continuing operations				$265,392

	For the nine months ended September 30, 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$1,173,315	$—	$667	$1,173,982
Miscellaneous income	11,468	—	1,483	12,951

Revenues	1,184,783	—	2,150	1,186,933
Cost of sales (exclusive of depreciation and depletion)	573,967	—	128	574,095
Depreciation and depletion	71,623	—	336	71,959
Selling, general and administrative	29,762	—	30,691	60,453
Postretirement benefits	32,421	—	(1,322)	31,099

Operating income (loss)	$477,010	$—	$(27,683)	449,327

Interest expense, net				(12,487)
Income tax expense				(141,063)

Income from continuing operations				$295,777

	Dollar variance for the nine months ended September 30, 2011 versus 2010
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$202,271	$482,007	$83	$684,361
Miscellaneous income	(5,136)	6,249	(604)	509

Revenues	197,135	488,256	(521)	684,870
Cost of sales (exclusive of depreciation and depletion)	198,996	331,698	1,219	531,913
Depreciation and depletion	42,547	66,089	235	108,871
Selling, general and administrative	13,118	27,826	31,128	72,072
Postretirement benefits	(1,027)	—	302	(725)

Operating income (loss)	$(56,499)	$62,643	$(33,405)	(27,261)

Increase in interest expense, net of interest income				(50,402)
Decrease in income tax expense				35,918
Increase in other income, net				11,360

Income from continuing operations				$(30,385)

Summary of Year to Date Consolidated Results of Continuing Operations

        Revenues for the nine months ended September 30, 2011 were $1.9 billion, an increase of $684.9 million from $1.2 billion in the same period in 2010. The increase in revenues was primarily attributable to the addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations within our U.S. Operations segment. These recently acquired operations contributed $641.3 million of the increase. The remainder of the increase was driven by higher hard coking coal pricing from our U.S. Operations, partially offset by lower hard coking coal sales volumes.

        Cost of sales, exclusive of depreciation and depletion, was $1.1 billion for the nine months ended September 30, 2011, a 92.6% increase from $574.1 million for the same period in 2010, primarily as a result of the addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations within our U.S. Operations segment, which accounted for 86.0% of the increase. The remainder of the increase was attributable to increased production costs at our Alabama underground mining operations, primarily due to difficult geology conditions during the second and third quarters of 2011, difficult weather conditions during the second quarter of 2011 and higher royalties and freight costs during the first nine months of 2011. Cost of sales, exclusive of depreciation and depletion, represented 59.1% of revenues for the nine months ended September 30, 2011 versus 48.4% of revenues for the same period in 2010.

        Depreciation and depletion expense for the nine months ended September 30, 2011 was $180.8 million, an increase of $108.9 million compared to the same period in 2010. The addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations in our U.S. Operations segment represents $92.3 million of the increase. The remainder of the increase is primarily due to higher depreciation and depletion in our U.S. Operations resulting from the acquisition of the Walter Black Warrior Basin coal bed methane operations on May 28, 2010.

        Selling, general and administrative expense increased $72.1 million for the nine months ended September 30, 2011 as compared to the same period in 2010, mostly attributable to $39.1 million due to the addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations in our U.S. Operations segment, $23.1 million of costs associated with the acquisition of Western Coal and increased in professional fees.

        Other income for the nine months ended September 30, 2011 is primarily attributable to a gain of $20.5 million recognized on April 1, 2011 as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital in January 2011, partially offset by a net loss on the sale and remeasurement to fair value of other equity investments.

        Interest expense, net of interest income for the nine months ended September 30, 2011 was $62.9 million, an increase of $50.4 million compared to the same period in 2010. The increase reflects interest on borrowings of $2.35 billion on April 1, 2011 to fund a portion of the Western Coal acquisition.

        The effective tax rates for the nine months ended September 30, 2011 and 2010 were 28.4% and 32.3%, respectively. Our effective tax rate for the nine months ended September 30, 2011 declined primarily as the result of a lower foreign jurisdiction effective tax rates in foreign operations obtained through the acquisition of Western Coal, in comparison to our domestic U.S. effective tax rate on all 2010 pretax net income. In addition, the tax expense for the nine months ended September 30, 2010 included a one-time tax charge of $20.7 million related to the elimination of the favorable tax treatment of Medicare Part D subsidies due to the passage of the Health Care Reform Act in March 2010, as well as a one-time tax benefit of $17.4 million related to unconventional fuel source credits for the Walter Coke operations for the years 2006 through 2009.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Our U.S. Operations segment reported revenues of $1.4 billion for the nine months ended September 30, 2011, an increase of $197.1 million from the same period last year. The increase in revenues was primarily due to the addition of the West Virginia and North River mining operations acquired in the second quarter of 2011 which added $153.1 million in revenues to the segment, however at lower gross margins than those of the legacy operations. Increased revenues were also due to higher average selling prices for hard coking coal, partially offset by lower hard coking coal sales volumes. The lower hard coking coal sales volumes during the first nine months of 2011 as compared to the same period in 2010 reflects lower production at our Alabama underground mines due to geology issues during the second and third quarters of 2011 and weather related issues in the second quarter of 2011. Statistics for U.S. Operations are presented in the following table:

	Nine months ended September 30,
	2011	2010
Average hard coking coal selling price(1) (per metric ton)	$235.15	$194.86
Tons of hard coking coal sold(1) (in thousands)	4,265	4,777
Average thermal coal selling price(1) (per metric ton)	$73.88	$82.01
Tons of thermal coal sold(1) (in thousands)	2,637	842

(1)
Includes sales of both coal produced and purchased coal.

        U.S. Operations reported operating income of $420.5 million for the nine months ended September 30, 2011, compared to $477.0 million in the same period in 2010. The $56.5 million decrease in operating income was primarily due to the increase in cost of sales, a higher mix of lower margin thermal coal sales, and increased depreciation and depletions and selling, general and administrative expenses associated with the recently acquired North River and West Virginia operations. Cost of sales increased as a result of increased production costs at our Alabama underground operations primarily due to difficult geological conditions and higher thermal coal sales volumes as well as higher royalties and freight costs.

  Canadian and U.K. Operations

        Results for the nine months ended September 30, 2011 include the results from our Canadian and U.K. Operations segment since the April 1, 2011 date of acquisition. Our Canadian and U.K. Operations segment reported revenues of $488.3 million and operating income of $62.6 million during the nine months ended September 30, 2011. As the operations of the segment were all acquired during the second quarter of 2011, there are no comparable nine month segment results from the prior year.

        Second quarter results were adversely impacted by challenging weather conditions, permit delays at the Willow Creek mine, delays in the commissioning of the Falling Creek Connector Road and higher mining ratios in our Northeast British Columbia mining operations, which impacted sales and production volumes as well as production and transportation costs. The lingering effects of the adverse weather conditions experienced during the second quarter, delays in the commissioning of the Falling Creek Connector Road and delays in the issuance of mining permits continued to adversely impact third quarter sales and production volumes as well as production and transportation costs. Statistics for Canadian and U.K. Operations are presented in the following table:

Nine months ended September 30, 2011
Average hard coking coal selling price (per metric ton)	$268.43
Tons of hard coking coal sold (in thousands)	832
Average low-vol PCI coal selling price (per metric ton)	$208.47
Tons of low-vol PCI coal sold (in thousands)	1,206
Average thermal coal selling price (per metric ton)	$113.65
Tons of thermal coal sold (in thousands)	61

FINANCIAL CONDITION

        Cash and cash equivalents decreased by $108.3 million from $293.4 million at December 31, 2010 to $185.1 million at September 30, 2011, resulting primarily from the use of $293.7 million in cash in January 2011 to acquire approximately 25.3 million common shares of Western Coal and capital expenditures during the nine months ended September 30, 2011 of $293.4 million. Offsetting these uses of cash was $509.6 million in cash flows provided by operating activities during the nine months ended September 30, 2011. See additional discussion in the Statement of Cash Flows section that follows.

        Net receivables and inventories increased by $109.2 million and $128.9 million at September 30, 2011 as compared to December 31, 2010, respectively, primarily due to the acquisition of Western Coal and the North River Mine during the second quarter of 2011. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for further details around these acquisitions.

        Net mineral interests were $4.4 billion at September 30, 2011 as compared to $17.3 million at December 31, 2010. The increase was due to the April 1, 2011 acquisition of Western Coal. Net property, plant and equipment was $1.6 billion at September 30, 2011, an increase of $777.3 million from December 31, 2010, primarily due to additions of $565.2 million as a result of the Western Coal acquisition and capital expenditures during the nine months ended September 30, 2011 of $293.4 million, partially offset by depreciation expense.

        Accrued expenses and accounts payable were $238.0 million and $137.7 million at September 30, 2011, an increase of $185.6 million and $67.0 million from December 31, 2010, respectively, primarily due to the acquisition of Western Coal and the North River Mine during the second quarter of 2011.

Deferred income tax liabilities were $1.4 billion at September 30, 2011 primarily due to the acquisition of Western Coal.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term funding is our bank term loans entered into on April 1, 2011 as discussed below.

        Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors including prices of coal, coal production, costs of raw materials, interest rates and the general economy. Although we have experienced improvement in the market for our products, renewed deterioration of economic conditions or deteriorating mining conditions could adversely impact our operating cash flows. Additionally, although financial market conditions have improved there remains volatility and uncertainty, limited availability of credit, potential counterparty defaults, sovereign credit concerns and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

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

2011 Credit Agreement

        On April 1, 2011, we entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. The Revolver provides for operational needs and letters of credit. Our obligations under the 2011 Credit Agreement are secured by our domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that do not prevent but restrict us and our subsidiaries ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, and engage in mergers or acquisitions, make investments and loans. The 2011 Credit Agreement also includes certain financial covenants that must be maintained.

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

        As of September 30, 2011, borrowings under the 2011 Credit Agreement consisted of a term loan A balance of $935.0 million with a weighted average interest rate of 3.29%, a term loan B balance of $1.397 billion with a weighted average interest rate of 4.00% and, under the Revolver, $70.5 million in outstanding stand-by letters of credit and $304.5 million of availability for future borrowings. We had no borrowings outstanding under the Revolver. On October 31, 2011 we prepaid $50.0 million of the outstanding balances of the term loans governed by the 2011 Credit Agreement.

Statements of Cash Flows

        Cash balances were $185.1 million and $293.4 million at September 30, 2011 and December 31, 2010, respectively. The decrease in cash during the nine months ended September 30, 2011 of $108.3 million primarily resulted from $293.7 million of cash used in the acquisition of Western Coal during January 2011 (see Note 2 of "Notes to Condensed Consolidated Financial Statements"), capital expenditures of $293.4 million and dividends paid of $22.2 million, partially offset by cash provided by operating activities of $509.6 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2011	2010
Cash flows provided by operating activities	$509,629	$423,072
Cash flows used in investing activities	(2,697,931)	(294,299)
Cash flows provided by (used in) financing activities	2,081,516	(73,760)

Cash flows provided by (used in) continuing operations	(106,786)	55,013
Cash flows used in discontinued operations	—	(2,693)

Effect of foreign exchange rates on cash	(2,013)	—

Net increase (decrease) in cash and cash equivalents	$(108,799)	$52,320

        Net cash provided by operating activities of continuing operations was $509.6 million for the nine months ended September 30, 2011 as compared to $423.1 million for the same period in 2010, an increase of $86.5 million. The increase is primarily attributable to an increase of $122.4 million from receivables, partially offset by a decrease of $32.8 million from accrued expenses and other current liabilities.

        Cash flows used in investing activities for the nine months ended September 30, 2011 were $2.7 billion as compared to $294.3 million for the same period in 2010. The increase in cash flows used in investing activities of $2.4 billion was primarily attributable to an increase in cash used in acquisitions of $2.2 billion as a result of the acquisition of Western Coal and an increase in capital expenditures of $213.1 million, primarily associated with expansion projects of Western Coal operations.

        Cash flows provided by financing activities for the nine months ended September 30, 2011 were $2.1 billion as compared to cash flows used by financing activities of $73.8 million for the same period in 2010. The increase in cash flows used in financing activities of $2.2 billion was primarily attributable to $2.4 billion of borrowings under the 2011 Credit Agreement to fund a portion of the Western Coal acquisition, offset by an increase in debt retirements of $145.3 million and $80.0 million of debt issuance costs.

Capital Expenditures

        Capital expenditures for 2011 are expected to total approximately $450 million to $500 million and include significant expansion projects at the Western Coal operations. Estimates for the Western Coal operations are for the period covering April 1, 2011 through December 31, 2011. Capital expenditures for operations other than Western Coal are expected to total approximately $150 million to $175 million.

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

        In connection with the acquisition of Western Coal, we assumed various contractual commitments primarily related to capital expenditures, capital leases and a terminal services agreement. As of September 30, 2011 our contractual spending obligations for certain capital projects totaled approximately $167.2 million, the majority of which is expected to be spent over the next twelve months. See Note 4 of "Notes to Condensed Consolidated Financial Statements" for our future debt and capital lease contractual obligations as of September 30, 2011.

        In connection with the acquisition of Western Coal, we assumed a terminal services agreement (the "Agreement") with Ridley Terminals Inc. located in British Columbia. The Agreement contains minimum throughput obligations each calendar year through December 31, 2020. If we do not meet our minimum throughput obligation, we shall pay Ridley Terminals a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. We expect to meet future minimum throughput requirements and as such no liability has been established at September 30, 2011.

EBITDA

        EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, depletion and amortization expense. EBITDA is a financial measure which is not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that EBITDA is a useful measure as some investors and analysts use EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of Net Income to EBITDA (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income	$76,221	$136,215	$265,392	$293,929
Add: Interest expense	27,642	4,179	63,245	13,120
Less: Interest income	(40)	(175)	(356)	(633)
Add: Income tax expense	31,684	66,811	105,145	141,063
Add: Depreciation and depletion expense	63,046	25,905	180,830	71,959
Add: Loss from discontinued operations	—	757	—	1,848

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA)	$198,553	$233,692	$614,256	$521,286

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

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and Revolver loans. The interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the revolver and term loan A and 275 to 300 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of September 30, 2011, our borrowings due under the 2011 Credit Agreement totaled $2.332 billion. As of September 30, 2011 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $2.4 million while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $385 thousand due to the LIBOR floor.

        Our objective in managing exposure to interest rate changes is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. To achieve this objective, we manage a portion of our interest rate exposure through the use of interest rate swaps and an interest rate cap. To reduce our exposure to rising interest rates and the risk that changing interest rates could have on our operations, during June 2011 we entered into an interest rate swap agreement and an interest rate cap agreement. The interest rate swap agreement has a notional value of $450.0 million and is based on a 1.17% fixed rate. The interest rate cap agreement has a notional value of $255.0 million and has a strike price of 2.00%.

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management (including our principal executive officer and principal financial officer) of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

        There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Our management has concluded that it will exclude Western Coal's systems and processes from the scope of Walter Energy's assessment of internal control over financial reporting as of December 31, 2011 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (revised on October 6, 2004). We are in the process of integrating the acquired business into our overall internal control over financial reporting process.

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

Aboriginal Issues related to Canadian Operations

        Canadian judicial decisions have recognized the continued existence of Aboriginal rights in Canada, including title to lands continuously used or occupied by Aboriginal groups. The Company's Northeast British Columbia operations are located within Treaty 8 territory, to which nine First Nations in British Columbia are signatories. Current operations are in or near the traditional territories of the West Moberly, Saulteau and Halfway River First Nations, and the McLeod Lake Indian Band. The Province of British Columbia has signed an Economic Benefits Agreement and related land and resource use agreements with several of the First Nations, including the West Moberly First Nation, over the last few years. The Treaty 8, as well as the Economic Benefits Agreement and related agreements, establish First Nations rights and define roles for their involvement in land and resource use. As a means of protecting treaty and aboriginal rights, as well as undetermined aboriginal rights, Canadian courts continue to confirm a duty to consult with Aboriginal groups when the Crown has knowledge of existing rights or the potential existence of an Aboriginal right, such as title, and contemplates conduct that might adversely impact First Nations. As issues relating to Aboriginal and treaty rights and consultation continue to be heard, developed and resolved in Canadian courts, the Company will continue to cooperate, communicate and exchange information and views with Aboriginal groups and government, and participate with the Crown in its consultation processes with Aboriginal groups in order to foster good relationships and minimize risks to its mineral rights and operational plans. Due to their complexity, it is not expected that the issues regarding Aboriginal and treaty rights of consultation will be finally resolved in the short term and, accordingly, the impact of these issues on mineral resources and on the Company's mining operations is unknown at this time. The Company believes in building mutually beneficial and lasting relationships with local First Nations whose treaty rights or potential Aboriginal rights overlap with the Company's areas of operations. Some of these relationships with Aboriginal people have been formalized through agreements that generally seek to increase First Nations' participation in the Company's planning and operational activities. Should a dispute arise between the First Nations and the Company the Crown could significantly restrict the Company's ability to operate and transport coal within the region. Also, such action could have a detrimental impact on the Company's financial condition and results of operations as well as its customers.

Currency Risk related to Canadian and U.K. Operations

        The Company's expenses from Canadian operations are typically incurred and paid in Canadian dollars and its United Kingdom operations revenues and expenses are incurred and paid in British pounds. The Company has elected not to adopt a formal foreign currency hedging strategy and as a result any significant fluctuation in foreign exchange rates could adversely affect the Company's financial position and operating results.

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

Operating in Foreign Jurisdictions

        The Company operates in a number of foreign countries where there are added risks and uncertainties due to the different economic, cultural and political environments. The Company faces risks in securing additional property licenses, as the process for obtaining these is likely to be different from that in the jurisdictions in which the Company has operated historically, which could result in failed attempts to obtain licenses which would have used up management time and financial resources. The Company also faces risks from trade barriers, exchange controls and material changes in taxation which could negatively impact the Company's ability to sell into foreign markets, as well as its profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the nine-month period ended September 30, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share Units	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2011 - January 31, 2011	—	—	—	$0.2
February 1, 2011 - February 28, 2011	35,541	$120.49	—	$0.2
March 1, 2011 - March 31, 2011	6,097	$131.83	—	$0.2
April 1, 2011 - April 30, 2011	—	—	—	$0.2
May 1, 2011 - May 31, 2011	368	$120.17	—	$0.2
June 1, 2011 - June 30, 2011	289	$116.06	—	$0.2
July 1, 2011 - July 31, 2011	419	$123.05	—	$0.2
August 1, 2011 - August 31, 2011	—	—	—	$0.2
September 1, 2011 - September 30, 2011	25	$85.62	—	$0.2

	42,739		—

(1)
These shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item5.    Other Information

Mine Safety and Health Administration Safety Data

        The Company is committed to the safety of its employees and in achieving a goal of providing a workplace that is incident free. In achieving this goal the company has in place health and safety programs that include regulatory-based training, accident prevention, workplace inspection, emergency preparedness response, accident investigations and program auditing. These programs are designed to comply with regulatory mining-related coking coal safety and environmental standards. Additionally, the programs provide a basis for promoting a best-in-industry safety practice.

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

        During the three months ended September 30, 2011 none of the Company's mining complexes received written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) or (ii) the potential to have such a pattern.

        The table below presents the total number of specific citations and orders issued by MSHA to Walter Energy, Inc. and its subsidiaries, together with the total dollar value of the proposed MSHA civil penalty assessments received during the three months ended September 30, 2011 as well as legal actions pending before the Federal Mine Safety and Health Review Commission for each of our mining complexes.

Mining Complex(1)	Section 104 Significant and Substantial Citations	Section 104(b) Orders	Section 104(d) Citations and Orders		Section 110(b)(2) Violations	Section 107(a) Orders	Proposed MSHA Assessments(2) ($ in thousands)	Fatalities	Pending Legal Actions(3)(4)
JWR No. 4	55	1	1		—	—	207.0	—	75
JWR No. 5	—	—	—		—	—	—	—	1
JWR No. 7	47	—	1		—	—	62.6	—	58
JWR Central Shop	—	—	—		—	—	0.4	—	—
JWR North River	29	—	1		—	—	18.7	—	18
Taft Reid School	—	—	—		—	—	—	—	1
Taft Choctaw	—	—	—		—	—	0.2	—	—
TRI East Brookwood	—	—	—		—	—	1.0	—	—
TRI Highway 59	—	—	—		—	—	—	—	—
TRI Swann's Crossing	1	—	—		—	—	—	—	1
Atlantic Leaseco King Coal 1 Mine	—	—	—		—	—	—	—	3
Atlantic Leaseco King Coal 1 Prep Plant	—	—	—		—	—	0.2	—	1
Atlantic Leaseco Black Pearl	—	1	—		—	—	17.3	—	8
Atlantic Leaseco Cowen Loadout	—	—	—		—	—	0.2	—	—
Maple Coal Maple Eagle No. 1	11	—	2	(5)	—	—	565.4	—	74
Maple Coal Maple Prep Plant	1	—	—		—	—	0.8	—	1
Maple Coal Huffman Sycamore SM	—	—	—		—	—	18.0	—	1

(1)
MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in the table by mining complex rather than MSHA identification number because we believe that his presentation is more useful to investors. For descriptions of each of these mining operations, please refer to the descriptions under Item 1. Description of Business, in Part 1 of our Annual Report on Form-10K for the fiscal year ended December 31, 2010. Idle facilities are not included in the table above unless they received a citation, order or assessment by MSHA during the current quarterly reporting period or are subject to pending legal actions.

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

(4)
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

(5)
One Section 104(d) Citation and Order was deleted by MSHA without the need of being challenged by the operator, thereby reducing the actual number of unwarrantable failure enforcement actions from two to one. The current number of unwarrantable failure enforcement actions may be further reduced in the future through other modifications by MSHA or through contest proceedings.

Item 6.    Exhibits

(a)
Exhibits

Exhibit Number
10.1	Agreement dated September 12, 2011 between the Company and Walter J. Scheller, III
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer and Chief Accounting Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Principal Financial Officer and Chief Accounting Officer
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2011
/s/ ROBERT P. KERLEY Chief Accounting Officer (Principal Financial Officer)
Date: November 7, 2011

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results of Continuing Operations for the Three Months Ended September 30, 2011 and 2010
Summary Operating Results of Continuing Operations for the Nine Months Ended September 30, 2011 and 2010
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item5. Other Information
  Item 6. Exhibits
SIGNATURES