Form 10-Q
period 2012-03-31
Walter Energy, Inc.
filed 2012-05-08
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

        Number of shares of common stock outstanding as of April 30, 2012: 62,492,579

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2012	Recast December 31, 2011(1)
ASSETS
Cash and cash equivalents	$138,200	$128,430
Receivables, net	293,674	313,343
Inventories	309,742	240,437
Deferred income taxes	58,894	61,079
Prepaid expenses	44,226	49,974
Other current assets	39,242	45,649

Total current assets	883,978	838,912
Mineral interests, net of accumulated depletion of $108.8 million and $84.2 million, respectively	3,034,630	3,056,258
Property, plant and equipment, net of accumulated depreciation of $662.0 million and $614.6 million, respectively	1,678,957	1,631,333
Deferred income taxes	109,868	109,300
Goodwill	1,066,754	1,066,754
Other long-term assets	138,081	153,951

	$6,912,268	$6,856,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$69,144	$56,695
Accounts payable	125,494	112,661
Accrued expenses	194,477	229,067
Accumulated postretirement benefits obligation	27,714	27,247
Other current liabilities	55,953	63,757

Total current liabilities	472,782	489,427
Long-term debt	2,312,858	2,269,020
Deferred income taxes	1,018,333	1,029,336
Accumulated postretirement benefits obligation	553,863	550,671
Other long-term liabilities	379,236	381,537

Total liabilities	4,737,072	4,719,991

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares,
Issued—62,481,923 and 62,444,905 shares, respectively	625	624
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares, issued—0 shares	—	—
Capital in excess of par value	1,622,279	1,620,430
Retained earnings	777,103	744,939
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(221,643)	(225,541)
Foreign currency translation adjustment	(857)	(3,276)
Unrealized loss on hedges, net of tax	(2,070)	(787)
Unrealized investment gain (loss), net of tax	(241)	128

Total stockholders' equity	2,175,196	2,136,517

	$6,912,268	$6,856,508

(1)
Certain previously reported December 31, 2011 consolidated balance sheet balances have been recast to reflect the impacts of finalizing the allocation of the Western Coal purchase price prior to the issuance of this Form 10-Q for the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,
	2012	2011
Revenues:
Sales	$627,298	$406,575
Miscellaneous income	4,265	2,159

	631,563	408,734

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	431,534	218,460
Depreciation and depletion	66,493	28,358
Selling, general and administrative	36,247	31,882
Postretirement benefits	13,213	10,267

	547,487	288,967

Operating income	84,076	119,767
Interest expense	(28,067)	(3,556)
Interest income	277	156
Other loss	(6,993)	—

Income before income tax expense	49,293	116,367
Income tax expense	8,677	34,554

Net income	$40,616	$81,813

Net income per share:
Basic	$0.65	$1.54

Diluted	$0.65	$1.53

Comprehensive income	$45,281	$94,470

Dividends per share	$0.125	$0.125

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011, recast	$2,136,517	$624	$1,620,430	$744,939	$(229,476)
Net income	40,616			40,616
Other comprehensive income, net of tax	4,665				4,665
Stock issued upon the exercise of stock options	120	1	119
Dividends paid, $0.125 per share	(7,806)			(7,806)
Stock based compensation	947		947
Excess tax benefits from stock-based compensation arrangements	783		783
Other	(646)			(646)

Balance at March 31, 2012	$2,175,196	$625	$1,622,279	$777,103	$(224,811)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$40,616	$81,813
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and depletion	66,493	28,358
Deferred income tax credit	(10,894)	—
Amortization of debt issuance costs	3,644	786
Other	8,756	3,175
Decrease (increase) in current assets:
Receivables	16,889	(1,753)
Inventories	(63,192)	1,190
Prepaid expenses and other current assets	5,462	6,488
Increase (decrease) in current liabilities:
Accounts payable	37,604	(5,444)
Accrued expenses and other current liabilities	(34,524)	33,912

Cash flows provided by operating activities	70,854	148,525

INVESTING ACTIVITIES
Additions to property, plant and equipment	(120,845)	(44,293)
Investment in Western Coal Corp.	—	(293,678)
Proceeds from sales of investments	12,228	—
Other	(85)	211

Cash flows used in investing activities	(108,702)	(337,760)

FINANCING ACTIVITIES
Borrowings under revolving credit agreement	135,294	—
Repayments on revolving credit agreement	(70,156)	—
Retirements of debt	(9,177)	(7,199)
Dividends paid	(7,806)	(6,642)
Other	(624)	2,336

Cash flows provided by (used in) financing activities	47,531	(11,505)

Effect of foreign exchange rates on cash	87	—

Net increase (decrease) in cash and cash equivalents	$9,770	$(200,740)

Cash and cash equivalents at beginning of period	$128,430	$293,410
Add: Cash and cash equivalents of discontinued operations at beginning of period	—	535
Net increase (decrease) in cash and cash equivalents	9,770	(200,740)

Cash and cash equivalents at end of period	$138,200	$93,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Walter Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        The balance sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. Certain previously reported December 31, 2011 consolidated balance sheet balances have been recast to reflect the impacts of finalizing the allocation of the Western Coal purchase price prior to the issuance of this Form 10-Q for the 2012 first quarter. See Note 2 for further information.

        As described in Note 2, on April 1, 2011 the Company completed the acquisition of all the outstanding common shares of Western Coal Corp. ("Western Coal"). The accompanying financial statements include the results of operations of Western Coal since April 1, 2011. As a result of the Western Coal acquisition and the change in how our Chief Operating Decision Maker evaluates the business operations, beginning with the second quarter of 2011 the Company has revised its reportable segments by arranging them geographically. The Company now reports all of its operations located in the U.S. under the U.S. Operations segment which includes the Company's previous operating segments of Underground Mining, Surface Mining and Walter Coke. The U.S. Operations segment also includes the West Virginia mining operations acquired through the acquisition of Western Coal. The Company reports its mining operations acquired through the Western Coal acquisition located in Northeast British Columbia (Canada) and South Wales (United Kingdom) under the Canadian and U.K. Operations segment. The Other segment primarily consists of Corporate activities and expenditures. See Note 12 for segment information. Previously reported segment amounts have been restated to conform to the current period presentation.

Note 2—Acquisition

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

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 2—Acquisition (Continued)

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

        In January 2011, the Company completed the first transaction to acquire 25,274,745 common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital. The shares were purchased for $293.7 million in cash and had a fair value of $314.2 million on April 1, 2011. The Company recognized a gain on April 1, 2011 of $20.5 million as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital which was included in other income in the Consolidated Statements of Operations for the year ended December 31, 2011. On April 1, 2011, the Company acquired the remaining outstanding common shares of Western Coal (including the second Audley Capital transaction) for a combination of $2.2 billion in cash and the issuance of 8,951,558 common shares of Walter Energy valued at $1.2 billion. The fair value of Walter Energy's common stock on April 1, 2011 was $136.75 per share based on the closing value on the New York Stock Exchange. The cash portion was funded with part of the proceeds from the new $2.725 billion credit facility discussed in Note 5. All of the outstanding options to purchase Western Coal common shares that were not exercised prior to the acquisition were exchanged for fully-vested and immediately exercisable options to purchase shares of Walter Energy common stock. The Company issued 193,498 stock options in exchange for the Western Coal stock options outstanding as of April 1, 2011. The stock options issued had a fair value of $15.5 million, which was estimated using the Black-Scholes option pricing model. The outstanding warrants of Western Coal were not directly affected by the acquisition. Instead, upon exercise each warrant entitled the holder to receive cash and shares of Walter Energy common stock that would have been issued if the warrants had been exercised immediately before closing the acquisition.

        The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Fair values were determined using the income, cost and market price valuation methods as deemed appropriate. Prior to issuing this Form 10-Q for the three months ended March 31, 2012 the Company completed the valuation of the assets and liabilities with the assistance of an independent third party and recorded refinement adjustments to the preliminary purchase price allocation. These refinements were primarily around the areas of acquired mineral interests including estimates for future costs, production volumes and timing which resulted in a $94.0 million increase in fair value allocated to mineral interests as compared to the December 31, 2011 preliminary fair value. This also resulted in a decrease in goodwill of $57.8 million and the deferred tax liability was increased by $25.5 million reflecting an increase in future depletion expense not deductible for tax. Retrospective application of the changes made to the allocation of the purchase consideration in the 2012 first quarter increased retained earnings, a component of stockholders equity, as of December 31, 2011 and net income by $14.4 million for the year ended December 31, 2011. The increase to retained earnings resulting from the change in net income was primarily due to a decrease in mineral interests depletion and income tax expense related to 2011. The

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 2—Acquisition (Continued)

following table summarizes the changes to the Company's recast and previously reported December 31, 2011 consolidated balance sheet amounts (in thousands):

	Recast December 31, 2011(1)	December 31, 2011(2)
ASSETS
Inventories	$240,437	$242,607
Other current assets	$45,649	$45,627
Mineral interests, net	$3,056,258	$2,946,113
Property, plant and equipment, net	$1,631,333	$1,637,182
Goodwill	$1,066,754	$1,124,597
LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$63,757	$59,827
Deferred income taxes	$1,029,336	$1,003,383
Retained earnings	$744,939	$730,517

(1)
As presented in the March 31, 2012 condensed consolidated financial statements.

(2)
As previously presented in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

        The following tables summarizes the purchase consideration, the March 31, 2012 final purchase price allocation, the preliminary purchase price allocation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and the adjustments made in the three months ended March 31, 2012 (in thousands):

Purchase consideration:
Cash	$2,173,080
Fair value of shares of common stock issued	1,224,126
Fair value of stock options issued and warrants	34,765

Fair value of consideration transferred	3,431,971
Fair value of equity interest in Western Coal held before the acquisition	314,231

Total consideration	$3,746,202

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 2—Acquisition (Continued)

	Preliminary December 31, 2011	Adjustments	Final March 31, 2012
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$34,065	$—	$34,065
Receivables	163,668	—	163,668
Inventories	121,229	—	121,229
Other current assets	86,475	23	86,498
Mineral interests	2,992,000	94,000	3,086,000
Property, plant and equipment	560,894	(6,702)	554,192
Goodwill	1,122,884	(57,844)	1,065,040
Other long-term assets	54,150	—	54,150

Total assets	5,135,365	29,477	5,164,842

Accounts payable and accrued liabilities	184,983	—	184,983
Other current liabilities	82,175	3,930	86,105
Deferred tax liability	1,021,161	25,547	1,046,708
Other long-term liabilities	100,844	—	100,844

Total liabilities	1,389,163	29,477	1,418,640

Net assets acquired	$3,746,202	$—	$3,746,202

        Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed. The factors that contribute to the recognition of goodwill include Western Coal's (i) historical cash flows and income levels, (ii) reputation in its markets, (iii) strength of its management team, (iv) efficiency of its operations, and (v) future cash flows and income growth projections. Goodwill has been assigned to the Canadian and U.K. Operations segment and the U.S. Operations segment in the amounts of $992.4 million and $72.6 million, respectively. None of the goodwill is expected to be tax deductible. The Company incurred acquisition costs related to the purchase of approximately $9.9 million during the three months ended March 31, 2011. These costs were included in selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.

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

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 2—Acquisition (Continued)

future results or results that might have occurred had the acquisition been consummated as of January 1, 2010 (in thousands):

For the three months ended March 31, 2011
Revenues	$632,942
Net income	$131,008

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Coal	$239,244	$180,537
Raw materials and supplies	70,498	59,900

Total inventories	$309,742	$240,437

Note 4—Income Taxes

        The Company estimates its annual effective tax rate at the end of each interim reporting period which is used to record the provision for income taxes in the interim financial statements. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur. In interim periods income tax expense is comprised of two key elements: 1) the amount necessary to appropriately state the year-to-date estimated tax expense included in our effective tax rate calculation, and 2) the tax effect of unusual or infrequent items that occur in the period.

        The provision for income taxes in the first quarter of 2012 at a rate of 17.6% is based on an estimated effective annual tax rate for the year as compared to 29.7% for the first quarter of 2011. The Company's estimated effective annual tax rate for 2012 differs from the statutory federal income tax rate of 35% due primarily to an excess depletion benefit and the impact of foreign jurisdictional effective tax rates on taxable income and losses within these foreign jurisdictions. The lower effective tax rate during the first quarter of 2012 as compared to the same period in 2011 is the result of foreign income or losses which were not relevant to the Company prior to the acquisition of Western Coal.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 5—Debt

        Debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011	Weighted Average Stated Interest Rate At March 31, 2012	Final Maturity
2011 term loan A	$894,837	$894,837	3.48%	2016
2011 term loan B	1,333,163	1,333,163	4.00%	2018
Revolving credit facility	75,138	10,000	4.01%	2016
Other(1)	78,864	87,715	Various	Various

Total debt	2,382,002	2,325,715
Less current debt	(69,144)	(56,695)

Total long-term debt	$2,312,858	$2,269,020

(1)
This balance includes capital lease obligations and an equipment financing agreement.

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

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the Revolver and term loan A, and 275 to 300 basis points on the term loan B adjusted quarterly based on the Company's total leverage ratio as defined by the 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at the Company's option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. As of March 31, 2012, the Revolver had $75.1 million in borrowings, with $71.8 million outstanding stand-by letters of credit and $228.1 million of availability for future borrowings.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 6—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,498	$1,291	$2,018	$1,253
Interest cost	3,129	3,144	7,253	6,202
Expected return on plan assets	(4,031)	(3,929)	—	—
Amortization of prior service cost (credit)	64	68	261	(240)
Amortization of net actuarial loss	2,313	2,063	3,681	3,052
Settlement loss	—	1,716	—	—

Net periodic benefit cost	$2,973	$4,353	$13,213	$10,267

        The settlement loss shown above is related to the retirement of an executive of the Company and was included in selling, general and administrative expense in the condensed consolidated statements of operations.

Note 7—Comprehensive Income

        Comprehensive income is comprised primarily of net income, changes in pension and other postretirement benefit plans, unrealized gains or losses on investments, gains or losses from the effect of cash flow hedges and foreign currency translation adjustments. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The differences between net income and comprehensive income for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	March 31, 2012	March 31, 2011
Net income	$40,616	$81,813
Change in pension and other postretirement benefit plans, net of deferred taxes of $2.4 and $1.9 million, respectively	3,898	3,149
Change in foreign currency translation adjustment	2,419	—
Change in unrealized loss on hedges, net of deferred taxes of $0.8 million and $0.1 million, respectively	(1,283)	(118)
Change in unrealized gain (loss) on investments, net of deferred taxes of $0.0 million and $5.6 million, respectively	(369)	9,626

Comprehensive income	$45,281	$94,470

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 8—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except per share data):

	For the three months ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$40,616	$40,616	$81,813	$81,813

Denominator:
Average number of common shares outstanding	62,463	62,463	53,190	53,190
Effect of dilutive securities:
Stock awards and warrants(a)	—	276	—	329

	62,463	62,739	53,190	53,519

Net income per share	$0.65	$0.65	$1.54	$1.53

(a)
Stock awards represent the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. The weighted average number of stock options outstanding for the three months ended March 31, 2012 and 2011 totaling 136,513 and 14,359, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Outstanding warrants entitle the holder to receive cash and shares of common stock upon exercise.

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

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

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

        The IRS is conducting an audit of the Company's income tax returns filed for 2006 through 2008. Since the IRS examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. The Company expects the current IRS exam to conclude during 2012. During 2012, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.

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

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

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

Walter Coke, Inc.

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved and finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of a residential sampling plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. In conjunction with the plan, Walter Coke agreed to remediate portions of 23 properties based on the 2009 sampling and that process was started in July 2011. As of March 31, 2012, Walter Coke had completed soil removal action at portions of 16 residential properties for which access agreements were obtained. In December 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under CERCLA, allowing other Potentially Responsible Parties (PRP's) to potentially be held responsible.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At March 31, 2012, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual is not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of these costs cannot be reasonably estimated at this time. Because the RCRA and CERCLA compliance programs are in the study phase with negotiation of final orders ongoing, until these processes are complete the Company is unable to fully estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

        The Company and Walter Coke were named in a suit filed by Louise Moore on April 26, 2011 (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the companies and/or their predecessors. This action is still in the earliest stages of litigation. On June 6, 2011, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Based on initial evaluation, management believes that both procedural and substantive defenses are available to the Company and Walter Coke expects to vigorously defend this matter. No specific dollar value has been claimed in the suit's demand for monetary damages. On June 20, 2011, Walter Coke filed a Motion to Dismiss which was heard on October 28, 2011. As of the date of filing this quarterly report on Form 10-Q, a ruling has not been received.

Maple Coal Company

        Maple Coal Company ("Maple") was the subject of a compliance order issued against its water discharge permit in April 2007 by the West Virginia Department of Environmental Protection ("WVDEP"). This order provided that Maple would have until April 5, 2010 to comply with certain water quality-based effluent limitations for selenium concentrations in discharges from its mining operations.

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

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

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

        In a related action, in June 2010 the WVDEP instituted a civil enforcement action against Maple seeking to enforce effluent limits for non-selenium parameters found in the Maple permit, asserting violations of various in-stream water quality standards, and alleging a violation of the April 5, 2007 selenium compliance order. Maple has entered into a comprehensive consent decree with the WVDEP with civil penalties of $229,350, resolving that case and the EQB case mentioned above.

        In a second related action, in January 2011 three environmental interest groups filed a Clean Water Act citizen's suit against Maple, seeking more than $14 million in civil penalties for selenium violations since April 2010 and injunctive relief in the form of mandatory treatment plant installations. The plaintiffs filed a motion for partial summary judgment on jurisdiction and liability, and Maple filed a cross-motion for summary judgment. On September 2, 2011, the Court issued a memorandum opinion and order (the "Sept. 2 Order") granting, in part, and denying, in part, both motions. In partially granting Maple's motion, the Court held that the plaintiffs' members had not shown a sufficient connection to establish standing to bring a claim as to discharges from one of the outlet under the Maple NPDES Permit at issue. The Court upheld jurisdiction over claims based on discharges from one of the outlets, and found that the plaintiffs were entitled to summary judgment on liability as to past and continuing selenium discharges from that outlet. The plaintiffs filed a motion to amend judgment, asking the Court to reverse its Sept. 2 Order as to their dismissed claims, that was denied by Order dated October 24, 2011. Maple, in turn, filed a motion seeking the right to file an interlocutory appeal of that part of the Court's Sept. 2 Order that denied its motion to dismiss based on the WVDEP's diligent enforcement against Maple, which the Court denied by order dated December 19, 2011. Maple has filed a Motion for Summary Judgment on the basis of mootness with the entering into a consent order with WVDEP. As of the date of filing this quarterly report on Form 10-Q, a ruling has not been received. A trial on civil penalties for past violations and injunctive relief to address continuing violations at the remaining outlet is scheduled for May 15, 2012.

        In addition, these same plaintiffs served a second notice of intent to sue under the Clean Water Act on September 23, 2011, alleging that Maple is liable for having caused selenium water quality standard violations authorized under a different NPDES permit. Maple responded to that notice on October 31, 2011, and plaintiffs have not filed a lawsuit or amended their existing suit addressing those threatened claims.

        At present the likelihood of an unfavorable outcome as to the federal court citizens' suit is neither remote nor probable and no opinion can be offered regarding the likelihood of the citizens' suit

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

plaintiffs succeeding in this action. As such, the Company has not made a provision for these claims in its consolidated financial statements. Regardless of the manner of their disposition, however, civil penalties, mandatory treatment facility costs, and other costs that may ultimately be incurred as a result of these proceedings could be material.

Securities Class Actions and Shareholder Derivative Actions

        On January 26, 2012 and March 15, 2012, putative class actions were filed against Walter Energy, Inc. and some of its current and former senior executive officers in the U.S. District Court for the Northern District of Alabama (Rush v. Walter Energy, Inc., et al.). The three executive officers named in the complaints are: Keith Calder, Walter's former CEO; Walter Scheller, the Company's current CEO; and Neil Winkelmann, former President of Walter's Canadian and European Operations (collectively the "Individual Defendants"). The complaints were filed by Peter Rush and Michael Carney, purported shareholders of Walter Energy who each seek to represent a class of Walter Energy shareholders who purchased common stock between April 20, 2011 and September 21, 2011.

        These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claim violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. The Court has not yet appointed lead plaintiff or lead plaintiff's counsel. Walter Energy and the other named defendants believe that there is no merit to the claims alleged and intend to vigorously defend these actions.

        On February 7, 2012, a shareholder derivative lawsuit was filed in the 10th Judicial Circuit of Alabama (Israni v. Clark et al.). On February 10, 2012, a second shareholder derivative suit was filed in the same court (Himmel v. Scheller et al.), and on February 16, 2012 a third derivative suit was filed (Walters v. Scheller et al.). All three complaints name as defendants the Company's current Board of Directors, Keith Calder and Neil Winkelmann. The Company is named as a nominal defendant in each complaint. The three complaints allege similar facts to those alleged in the Rush complaint. The complaints variously assert state law claims for breaches of fiduciary duties for alleged failures to maintain internal controls and to properly manage the Company, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control. The three derivative actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct. On April 11, 2012, the Court consolidated these shareholder derivative suits.

        On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (MakDohin v. Clark, et al.). This complaint names as defendants the Company's current Board of Directors and Keith Calder. The Company is named as a nominal defendant. The three complaints allege similar facts to those alleged in the Rush complaint. The complaint asserts state law claims for breaches of fiduciary duties and unjust enrichment. The derivative action seeks, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

        Walter Energy and the other named defendants believe that there is no merit to the claims alleged and intend to vigorously defend these actions.

        In November 2009, Western Coal was named as a defendant in a statement of claim issued by a plaintiff who seeks leave of the Ontario Courts to proceed with a securities class action. This claim also named Western Coal's former President and director, John Hogg, and two of its non-executive directors, John Brodie and Robert Chase, as defendants.

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

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies (Continued)

Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and results of operations.

        The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of March 31, 2012 because it intends to indefinitely reinvest such earnings outside the U.S. If this intent changes, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability on such repatriation may be partially reduced by any foreign income taxes previously paid on these earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

Note 10—Derivative Financial Instruments

Interest Rate Swaps

        On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate swap based on a 1.17% fixed rate with quarterly fixed rate and floating rate payment dates beginning on July 18, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

        On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million. The objective of the hedge is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under an equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge is a 62 month amortizing interest rate swap based on a 1.84% fixed rate with monthly fixed rate and floating rate payment dates beginning on February 1, 2009. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 10—Derivative Financial Instruments (Continued)

objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with quarterly fixed rate and floating rate payment dates beginning on July 7, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Natural Gas Hedge

        Revenues derived from the sale of natural gas are subject to volatility based on changes in market prices. In order to reduce the risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas sales beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement hedges approximately 35% of anticipated natural gas sales from July 2011 until June 2012. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

        The following table presents the fair values of the Company's derivative instruments as well as the classification on the Condensed Consolidated Balance Sheets (in thousands). See Note 11 for additional information related to the fair values of our derivative instruments.

	March 31, 2012	December 31, 2011
Asset derivatives designated as cash flow hedging instruments:
Natural gas hedge(1)	$2,965	$4,050
Interest rate cap(2)	223	432

Total asset derivatives	$3,188	$4,482

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(3)	$6,479	$5,683

(1)
Included in other current assets.

(2)
$96,000 and $143,000 is included in other current assets and $127,000 and $289,000 is included in other long-term assets in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 10—Derivative Financial Instruments (Continued)

(3)
$2.7 million and $1.8 million is included in other current liabilities and $3.8 million and $3.9 million is included in other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 21, 2011, respectively.

        The following table presents the gains and losses from derivative instruments for the three months ended March 31, 2012 and 2011 and their location within the Condensed Consolidated Financial Statements (in thousands). The Company utilizes only cash flow hedges that are considered highly effective.

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Ineffective portion of Gain (loss) recognized in earnings
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Derivatives designated as cash flow hedging instruments	2012	2011	2012	2011	2012	2011
Natural gas hedges(1)	$(2,132)	$(167)	$1,442	$—	$—	$—
Interest rate swaps(2)	103	95	(565)	(46)	—	—
Interest rate cap(2)	(131)	—	—	—	—	—

Total	$(2,160)	$(72)	$877	$(46)	$—	$—

(1)
Amounts recorded in miscellaneous income in the Condensed Consolidated Statements of Operations.

(2)
Amounts recorded in interest expense in the Condensed Consolidated Statements of Operations.

Note 11—Fair Value of Financial Instruments

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	March 31, 2012
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Equity securities, trading	$5,714	$—	$—	$5,714
Interest rate cap	—	223	—	223
Natural gas hedge	—	2,965	—	2,965

Total assets	$5,714	$3,188	$—	$8,902

Liabilities:
Interest rate swaps	$—	$6,479	$—	$6,479

	December 31, 2011
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Equity securities, trading	$12,369	$—	$—	$12,369
Equity securities, available-for-sale	12,099	—	—	12,099
Interest rate cap	—	432	—	432
Natural gas hedge	—	4,050	—	4,050

Total assets	$24,468	$4,482	$—	$28,950

Liabilities:
Interest rate swaps	$—	$5,683	$—	$5,683

        Below is a summary of the Company's valuation techniques for Level 1 and Level 2 financial assets and liabilities:

        Equity securities—As of March 31, 2012 the Company held equity investments in other current assets classified as trading. Changes in the fair value of trading securities are recorded in other income (loss) and determined using observable market prices. For the three months ended March 31, 2012 a loss of $6.5 million was recorded related to trading securities held at the reporting date. Realized losses of $452,000 on the sale of available-for-sale securities were recorded in other income (loss) during the three months ended March 31, 2012 and determined using the specific identification method.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

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

        Debt—Debt associated with the Company's 2011 term loan A and term loan B in the amount of $894.8 million and $1.333 billion , respectively, at both March 31, 2012 and December 31, 2011 is carried at cost. Debt associated with the Company's revolving credit facility in the amount of $75.1 million at March 31, 2012 and $10.0 million at December 31, 2011 is carried at cost. The estimated fair value of the Company's term loan A, term loan B and Revolver was $886.8 million, $1.326 billion and $74.2 million at March 31, 2012, respectively, and $880.6 million, $1.319 billion and $9.7 million at December 31, 2011, respectively, based on similar transactions and yields in an active market for similarly rated debt (Level 2).

Note 12—Segment Information

        The Company's reportable segments are strategic business units arranged geographically which have separate management teams. The business units have been aggregated into three reportable segments following the Western Coal acquisition described in Note 1. These reportable segments are U.S. Operations, Canadian and U.K. Operations, and Other. Both the U.S. Operations and Canadian and U.K. Operations reportable segments primary business is that of mining and exporting metallurgical coal for the steel industry. The U.S. Operations segment includes Walter Energy's historical operating segments of Underground Mining, Surface Mining and Walter Coke as well as the results of the West Virginia mining operations acquired through the acquisition of Western Coal. The Canadian and U.K. Operations segment includes the results of the mining operations located in Northeast British Columbia (Canada) and South Wales (United Kingdom). The Other segment primarily includes corporate activities and expenditures. Previously reported segment amounts have been restated to conform to the current period presentation.

        The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form-10K for the fiscal year ended December 31, 2011. The Company evaluates performance primarily based on operating income of the respective business segments.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 12—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended March 31,
	2012	2011
Revenues:
U.S. Operations	$452,150	$407,936
Canadian and U.K. Operations	178,351	—
Other	1,062	798

Total Revenues	$631,563	$408,734

Segment operating income (loss):
U.S. Operations	$106,981	$138,973
Canadian and U.K. Operations	(13,555)	—
Other	(9,350)	(19,206)

Operating income	84,076	119,767
Less interest expense, net	(27,790)	(3,400)
Other loss	(6,993)	—

Income before income tax expense	49,293	116,367
Income tax expense	8,677	34,554

Net income	$40,616	$81,813

Depreciation and depletion:
U.S. Operations	$42,142	$28,169
Canadian and U.K. Operations	24,136	—
Other	215	189

Total	$66,493	$28,358

Capital Expenditures:
U.S. Operations	$36,112	$44,136
Canadian and U.K. Operations	84,180	—
Other	553	157

Total	$120,845	$44,293

	March 31, 2012	December 31, 2011
Identifiable Assets:
U.S. Operations	$1,220,340	$1,118,451
Canadian and U.K. Operations	4,969,922	5,021,521
Other	722,006	716,536

Total	$6,912,268	$6,856,508

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

Note 13—New Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update intended to simplify how entities test for goodwill impairment by adding a qualitative review step to assess whether the required quantitative impairment analysis is necessary. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is not the case, it is not necessary to perform the two-step impairment test described in Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other. The accounting standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance is only intended to simplify goodwill impairment testing and will not have an impact on the Company's results of operations or financial condition.

        In June 2011, the FASB issued an accounting standard update that requires companies to present the components of net income and other comprehensive income either in a single continuous statement or as two separate but consecutive statements. The accounting standard update eliminates the option to present components of other comprehensive income solely as part of the statement of changes in stockholders' equity. The guidance became effective for interim and annual periods beginning after December 15, 2011, with the exception of disclosing reclassification of items from other comprehensive income to net income, which is effective for interim and annual periods beginning after December 15, 2012. The accounting standard update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company has reflected the new presentation for interim periods in its condensed consolidated financial statements.

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

  •
  Our exposure to indemnification obligations; and

  •
  Other factors, including the other factors discussed in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011 and as updated by any subsequent Form 10-Qs or other documents that are on file with the Securities and Exchange Commission.

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

ORGANIZATION

        Walter Energy, Inc. ("Walter") is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines located in the United States, Canada and United Kingdom. Walter also produces thermal coal, anthracite coal, metallurgical coke and coal bed methane gas.

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter Energy, Inc. and its subsidiaries, particularly Note 12 of "Notes to Condensed Consolidated Financial Statements," which provides our revenues and operating income by reportable segment.

        As fully discussed in Note 2 to the "Notes to Condensed Consolidated Financial Statements," on April 1, 2011 we completed the acquisition of Western Coal Corp. ("Western Coal"). The accompanying summary operating results include the results of operations of Western Coal since April 1, 2011. As a result of the Western Coal acquisition and the change in how our Chief Operating Decision maker evaluates the business, beginning with the second quarter of 2011 we have revised our reportable segments by arranging them geographically. We now report all of our operations located in the U.S. in the U.S. Operations segment which includes our previous operating segments of Underground Mining, Surface Mining and Walter Coke. The U.S. Operations segment also includes the West Virginia mining operations acquired through the acquisition of Western Coal. We report our mining operations acquired through the Western Coal acquisition located in Northeast British Columbia (Canada) and South Wales (United Kingdom) in the Canadian and U.K. Operations segment. Previously reported segment amounts have been restated to conform to the current period presentation. Previously reported ton and per ton statistics have been restated to metric tons from short tons.

        Certain previously reported December 31, 2011 consolidated balance sheet balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price prior to the issuance of this Form 10-Q for the 2012 first quarter. See Note 2 to the "Notes to Condensed Consolidated Financial Statements" for further information.

OUTLOOK AND STRATEGIC INITIATIVES

Industry Overview

        The long-term demand for metallurgical coal within all of our geographic markets is anticipated to remain strong as industry projections continue to suggest that global steelmaking will continue to require increasing amounts of high quality metallurgical coal. We are focused on the long-term metallurgical coal market and anticipate continued strong demand for the high-quality metallurgical coals we produce.

        For the first quarter of 2012, market demand for our coal decreased as compared to that of the fourth quarter 2011. In the second quarter of 2012, however, we are beginning to see signs of strengthening demand and improved pricing for our hard coking coal. Improvements in global steel pricing, reductions in steel inventories and the tightening of metallurgical coal supplies, has led to increased global prices. Recent reports indicate that global steel utilization hit 81% in March 2012 and steel production in the top 10 producing countries was up 10% as compared to February 2012.

Acquisition of Western Coal

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

2012 Business Outlook

        We currently expect 2012 metallurgical coal production to be within the range of 11.5 million and 13.0 million metric tons of which an estimated 75% to 80% will be hard coking coal and the remainder will be low-volatile pulverized coal injection ("PCI") coal.

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended March 31, 2012 and 2011

	For the three months ended March 31, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$446,118	$180,830	$350	$627,298
Miscellaneous income (loss)	6,032	(2,479)	712	4,265

Revenues	452,150	178,351	1,062	631,563
Cost of sales (exclusive of depreciation and depletion)	276,575	154,404	555	431,534
Depreciation and depletion	42,142	24,136	215	66,493
Selling, general and administrative	13,127	13,366	9,754	36,247
Postretirement benefits	13,325	—	(112)	13,213

Operating income (loss)	$106,981	$(13,555)	$(9,350)	84,076

Interest expense, net				(27,790)
Other loss				(6,993)
Income tax expense				(8,677)

Net income				$40,616

	For the three months ended March 31, 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$406,229	$—	$346	$406,575
Miscellaneous income	1,707	—	452	2,159

Revenues	407,936	—	798	408,734
Cost of sales (exclusive of depreciation and depletion)	218,147	—	313	218,460
Depreciation and depletion	28,169	—	189	28,358
Selling, general and administrative	12,040	—	19,842	31,882
Postretirement benefits	10,607	—	(340)	10,267

Operating income (loss)	$138,973	$—	$(19,206)	119,767

Interest expense, net				(3,400)
Income tax expense				(34,554)

Net income				$81,813

	Dollar variance for the three months ended March 31, 2012 versus 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$39,889	$180,830	$4	$220,723
Miscellaneous income (loss)	4,325	(2,479)	260	2,106

Revenues	44,214	178,351	264	222,829
Cost of sales (exclusive of depreciation and depletion)	58,428	154,404	242	213,074
Depreciation and depletion	13,973	24,136	26	38,135
Selling, general and administrative	1,087	13,366	(10,088)	4,365
Postretirement benefits	2,718	—	228	2,946

Operating income (loss)	$(31,992)	$(13,555)	$9,856	(35,691)

Interest expense, net				(24,390)
Other loss				(6,993)
Income tax expense				25,877

Net income				$(41,197)

Summary of First Quarter Consolidated Results of Operations

        Our net income for the three months ended March 31, 2012 was $40.6 million, or $0.65 per diluted share, which compares to $81.8 million, or $1.53 per diluted share, for the three months ended March 31, 2011. EBITDA for the first quarter of 2012 was $143.6 million compared to $148.1 million in the first quarter of 2011. The decrease in net income, diluted earnings per share and EBITDA are primarily due to the operational factors described below. A reconciliation of net income to EBITDA is presented in Liquidity and Capital Resources below.

        Revenues for the three months ended March 31, 2012 were $631.6 million, an increase of $222.8 million from $408.7 million in the same period in 2011. The increase in revenues was primarily due to the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment as a result of the April 1, 2011 Western Coal acquisition. Increased revenues were also due to the acquisition of the North River thermal coal mine in Alabama on May 6, 2011. These recently acquired operations contributed revenues of $233.7 million during the first quarter of 2012 offsetting a decline of $11.1 million in revenues from our Alabama operations.

        Cost of sales, exclusive of depreciation and depletion, increased $213.1 million to $431.5 million as compared to the first quarter of 2011, primarily as a result of the addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations within our U.S. Operations segment. These operations account for $211.1 million, or 99.1%, of the increase.

        Depreciation and depletion expense for the three months ended March 31, 2012 was $66.5 million, an increase of $38.1 million compared to the same period in 2011. The increase is primarily attributable to the addition of the Canadian and U.K. Operations segment and the West Virginia and North River mining operations within our U.S. Operations segment, which increased depreciation and depletion expense by $35.2 million.

        Selling, general and administrative expense increased $4.4 million for the three months ended March 31, 2012 as compared to the same period in 2011, primarily attributable to an increase of $14.2 million resulting from the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment partially offset by a decrease of $9.2 million in costs associated with the acquisition of Western Coal.

        Interest expense, net of interest income for the three months ended March 31, 2012 was $27.8 million, an increase of $24.4 million compared to the same period in 2011. The increase reflects interest on borrowings of $2.35 billion on April 1, 2011 to fund a portion of the Western Coal acquisition.

        The $7.0 million other loss for the three months ended March 31, 2012 is primarily attributable to losses on the sale and remeasurement to fair value of equity investments.

        The effective tax rates for the three months ended March 31, 2012 and 2011 were 17.6% and 29.7%, respectively. Our effective tax rate declined as compared to 2011 primarily due to estimated foreign income and losses and the related international jurisdictional tax rates which were not relevant prior to the acquisition of Western Coal.

        Diluted earnings per share is also negatively effected by the 9.0 million shares issued in the second quarter of 2011 related to the Western Coal acquisition.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 1.5 million metric tons in both the first quarter of 2012 and 2011. The West Virginia mining operations contributed minimal hard coking coal sales volumes during the 2012 first quarter. The average selling price of hard coking coal in the first quarter of 2012 was $221.22 per metric ton, a slight increase over the average selling price of $213.98 per metric ton for the same period in 2011. We are beginning to see signs of strengthening demand and improved pricing for our hard coking coal and in early April 2012 contracted a shipment with a strategically important new customer at slightly above second quarter benchmark prices. Hard coking coal production totaled 2.0 million metric tons in the first quarter of 2012, an increase of 31.3% from the same period in the prior year as a result of higher production at the Alabama underground operations resulting from improved mining conditions and the operation of a third longwall at Mine No. 7. The third longwall is currently scheduled to replace the existing second longwall during the second quarter of 2012 at which time the existing second longwall will be decommissioned. Hard coking coal production exceeded sales volumes by 434,000 metric tons during the 2012 first quarter primarily due to shipload scheduling and customer preference deferring sales into the 2012 second quarter.

        Thermal coal sales totaled 782,000 metric tons in the first quarter of 2012 compared to 321,000 metric tons during the same period in 2011. The increase in thermal coal sales during the 2012 first quarter of 461,000 metric tons as compared to the same period last year was attributable to the addition of our West Virginia and North River mining operations. The average selling price of thermal coal in the first quarter of 2012 was $71.27 per metric ton, down 22.6% from the average selling price of $92.11 per metric ton for the same period in 2011. Lower average pricing of thermal coal was the result of lower prices for tons sold by the North River mine. Thermal coal production totaled 816,000 metric tons in the first quarter of 2012, as compared to 268,000 metric tons during the same period in 2011. The increase was due to the addition of the West Virginia and North River mining operations.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended March 31,
	2012	2011
Tons of hard coking coal sold(1) (in thousands)	1,535	1,487
Tons of hard coking coal produced (in thousands)	1,969	1,500
Average hard coking coal selling price(1) (per metric ton)	$221.22	$213.98
Tons of thermal coal sold (in thousands)	782	321
Tons of thermal coal produced (in thousands)	816	268
Average thermal coal selling price (per metric ton)	$71.27	$92.11

(1)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $452.2 million in the first quarter of 2012, an increase of $44.2 million from the same period last year. The increase in revenues during the first quarter of 2012 as compared to the 2011 first quarter was attributable to the addition of the West Virginia and North River mining operations which added $55.3 million in revenues to the segment, however at lower gross margins than those of the legacy operations. Excluding the West Virginia and North River mining operations, first quarter 2012 revenues decreased by $11.1 million as compared to the same period in 2011.

        Cost of sales, exclusive of depreciation and depletion, in our U.S. Operations segment increased $58.4 million to $276.6 million as compared to the 2011 first quarter. The increase in cost of sales was primarily attributable to an increase of $56.7 million resulting from the addition of the West Virginia and North River mining operations.

        U.S. Operations reported operating income of $107.0 million in the first quarter of 2012, compared to $139.0 million in the same period in 2011. The $32.0 million decrease in operating income was primarily due to the increase in cost of sales, a higher mix of lower margin thermal coal sales, and depreciation and depletion and selling, general and administrative expenses associated with the recently acquired West Virginia and North River mining operations.

  Canadian and U.K. Operations

        The Canadian and U.K. Operations segment was acquired during the second quarter of 2011 as part of the Western Coal acquisition and therefore there are no comparable results from the prior year and we have limited our historic comparison to the fourth quarter of 2011 and first quarter of 2012. Metallurgical coal sales in the first quarter of 2012 from the Canadian and U.K. Operations segment totaled 322,000 metric tons of hard coking coal at an average selling price of $250.00 per metric ton and 510,000 metric tons of low-volatile PCI coal at an average selling price of $187.97 per metric ton. Metallurgical coal sales in the fourth quarter of 2011 totaled 488,000 metric tons of hard coking coal at an average selling price of $249.24 per metric ton and 523,000 metric tons of low-volatile PCI coal at an average selling price of $212.29. During the first quarter of 2012 hard coking coal sales volumes were adversely impacted by shipload scheduling and customer preference deferring sales of hard coking coal into the second quarter. The decline in the average selling price of low-volatile PCI coal reflected world market trends.

        The Canadian and U.K. Operations segment produced a total of 408,000 metric tons of hard coking coal and 586,000 metric tons of low-volatile PCI in the first quarter of 2012. During the fourth quarter of 2011 the Canadian and U.K. Operations segments produced 391,000 metric tons of hard coking coal and 567,000 metric tons of low-volatile PCI. At the Willow Creek mine in Canada production was limited in the first quarter of 2012 and costs were impacted by the scheduled wash plant outage that was necessary to upgrade its ability to process hard coking coal. This outage resulted in minimal production during January and February of 2012 with the majority of the operating costs directly impacting cost of sales as opposed to being absorbed into inventory which resulted in approximately $20 million of additional expense incurred during the quarter. The upgrade was successfully completed and during the quarter we saw improving trends on a month to month basis. We also moved the Willow Creek mine from a contractor operated mine to an owner-operated mine and while we were successful in retaining approximately 90% of the workforce, we did incur some duplicate costs during the 2012 first quarter. To date, the Willow Creek mine has primarily produced low-volatile PCI coal; however, over its life the mine is projected to produce almost half its production in premium low-volatile hard coking coal, which is similar in quality to Mine No. 7 in Alabama. In the near future the Willow Creek Mine is anticipated to tap the high quality low-volatile hard coking coal seams.

        Statistics for Canadian and U.K. Operations are presented in the following table:

Three months ended March 31, 2012
Tons of hard coking coal sold (in thousands)	322
Tons of hard coking coal produced (in thousands)	408
Average hard coking coal selling price (per metric ton)	$250.00
Tons of low-volatile PCI coal sold (in thousands)	510
Tons of low-volatile PCI coal produced (in thousands)	586
Average low-volatile PCI coal selling price (per metric ton)	$187.97
Tons of thermal coal sold (in thousands)	25
Tons of thermal coal produced (in thousands)	30
Average thermal coal selling price (per metric ton)	$120.96

        Our Canadian and U.K. Operations segment reported revenues of $178.4 million and an operating loss of $13.6 million. The operating loss in the Canadian and U.K. Operations segment for the quarter was primarily due to low production and high operating costs mentioned above at the Willow Creek mine in Canada related to the wash plant outage and the transition to an owner-operated mine as well as lower average selling prices for low-volatile PCI coal, reflecting world market trends. Our Canadian mines are continuing with expansion plans and initiatives designed to improve long-term production, optimize equipment and decrease costs.

FINANCIAL CONDITION

        Inventories increased by $69.3 million at March 31, 2012 as compared to December 31, 2011 primarily due to increased hard coking coal production which exceeded sales volumes during the 2012 first quarter due to shipload scheduling and customer preference deferring sales into the 2012 second quarter.

        Net property, plant and equipment increased by $47.6 million at March 31, 2012 as compared to December 31, 2011, primarily due to capital expenditures of $120.8 million, partially offset by depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term liquidity are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term liquidity is our credit agreement as discussed below.

        Based on current forecasts and anticipated market conditions, we believe that funds provided by operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors including prices of coal, coal production, costs of raw materials, interest rates and the general economy. Although we have experienced improvement in the market for our products, renewed deterioration of economic conditions or deteriorating mining conditions could adversely effect our operating cash flows. Additionally, although financial market conditions have improved there remains volatility and uncertainty, limited availability of credit, potential counterparty defaults, sovereign credit concerns and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

2011 Credit Agreement

        On April 1, 2011, we entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. The Revolver provides for operational needs and letters of credit. Our obligations under the 2011 Credit Agreement are secured by our domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that do not prevent but restrict us and our subsidiaries' ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, and engage in mergers or acquisitions, make investments and loans. The 2011 Credit Agreement also includes certain financial covenants that must be maintained.

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

        As of March 31, 2012, borrowings under the 2011 Credit Agreement consisted of a term loan A balance of $894.8 million with a weighted average interest rate of 3.48%, a term loan B balance of $1.333 billion with a weighted average interest rate of 4.00% and, under the Revolver, $75.1 million in borrowings with $71.8 million in outstanding stand-by letters of credit and $228.1 million of availability for future borrowings.

Statements of Cash Flows

        Cash balances were $138.2 million and $128.4 million at March 31, 2012 and December 31, 2011, respectively. The increase in cash during the three months ended March 31, 2012 of $9.8 million primarily resulted from cash provided by operating activities of $70.9 million and net borrowings under our revolving credit facility of $65.1 million, partially offset by capital expenditures of $120.8 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three months ended March 31,
	2012	2011
Cash flows provided by operating activities	$70,854	$148,525
Cash flows used in investing activities	(108,702)	(337,760)
Cash flows provided by (used in) financing activities	47,531	(11,505)
Effect of foreign exchange rates on cash	87	—

Net increase (decrease) in cash and cash equivalents	$9,770	$(200,740)

        Net cash provided by operating activities of continuing operations was $70.9 million for the three months ended March 31, 2012 as compared to $148.5 million for the same period in 2011, a decrease of $77.7 million. The decrease is primarily attributable to a decrease of $68.4 million from accrued expenses and other current liabilities, a decrease of $64.4 million from inventories and a decrease of $5.5 million in income from continuing operations, after adjusting for non-cash items such as depreciation and depletion and deferred taxes. These declines were partially offset by an increase of $43.0 million from accounts payable and an increase of $18.6 million from receivables.

        Cash flows used in investing activities for the three months ended March 31, 2012 were $108.7 million as compared to $337.8 million for the same period in 2011. The decrease in cash flows used in investing activities of $229.1 million was primarily attributable to cash used during the first quarter of 2011 of $293.7 million to acquire approximately 25.3 million shares of Western Coal and $12.2 million of proceeds from the sale of equity securities during the 2012 first quarter, partially offset by an increase in capital expenditures of $76.6 million. The increase in capital expenditures was primarily associated with expansion projects at the acquired Western Coal operations.

        Cash flows provided by financing activities for the three months ended March 31, 2012 were $47.5 million as compared to cash flows used in financing activities of $11.5 million for the same period in 2011. The increase in cash flows provided by financing activities of $59.0 million was primarily attributable to net borrowings under our revolving credit facility of $65.1 million during the 2012 first quarter.

Capital Expenditures

        Capital expenditures totaled $120.8 million during the three months ended March 31, 2012. Capital expenditures for 2012 are expected to total approximately $450 million.

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

        Reconciliation of Net Income to EBITDA (in thousands):

	For the three months ended March 31,
	2012	2011
Net income	$40,616	$81,813
Add: Interest expense	28,067	3,556
Less: Interest income	(277)	(156)
Add: Income tax expense	8,677	34,554
Add: Depreciation and depletion expense	66,493	28,358

Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	$143,576	$148,125

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

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and Revolver loans. The interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the revolver and term loan A and 275 to 300 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of March 31, 2012, our borrowings due under the 2011 Credit Agreement totaled $2.303 billion. As of March 31, 2012 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $3.0 million while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $675 thousand due to the LIBOR floor.

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

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management (including our principal executive officer and principal financial officer) of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 9 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings.

        We and our subsidiaries are parties to a number of other lawsuits arising in the ordinary course of our businesses. Most of these cases are in a preliminary stage and we are unable to predict a range of possible loss, if any. We record costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such litigation will not have a material adverse effect on our consolidated financial statements.

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. For a discussion of our risk factors, please refer to Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1, 2012 - January 31, 2012	—	—
February 1, 2012 - February 29, 2012	7,846	$66.35
March 1, 2012 - March 31, 201	1,292	$63.38

	9,138

(1)
These shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item4.    Mine Safety Disclosures

        The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this form pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer and Chief Accounting Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Principal Financial Officer and Chief Accounting Officer
95	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2012
/s/ ROBERT P. KERLEY Chief Accounting Officer (Interim Principal Financial Officer)
Date: May 8, 2012

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results for the Three Months Ended March 31, 2012 and 2011
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item4. Mine Safety Disclosures
  Item 6. Exhibits
SIGNATURES