Form 10-Q
period 2012-06-30
Walter Energy, Inc.
filed 2012-08-08
CIK 837173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

        Number of shares of common stock outstanding as of July 31, 2012: 62,514,140

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2012	Recast December 31, 2011(1)
ASSETS
Cash and cash equivalents	$128,680	$128,430
Receivables, net	194,217	313,343
Inventories	316,505	240,437
Deferred income taxes	56,645	61,079
Prepaid expenses	63,733	49,974
Other current assets	36,928	45,649

Total current assets	796,708	838,912
Mineral interests, net of accumulated depletion of $132.3 million and $84.2 million, respectively	3,010,448	3,056,258
Property, plant and equipment, net of accumulated depreciation of $687.1 million and $614.6 million, respectively	1,739,506	1,631,333
Deferred income taxes	106,848	109,300
Goodwill	1,066,754	1,066,754
Other long-term assets	134,891	153,951

	$6,855,155	$6,856,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$49,890	$56,695
Accounts payable	155,524	112,661
Accrued expenses	233,749	229,067
Accumulated postretirement benefits obligation	28,181	27,247
Other current liabilities	45,885	63,757

Total current liabilities	513,229	489,427
Long-term debt	2,206,866	2,269,020
Deferred income taxes	1,007,065	1,029,336
Accumulated postretirement benefits obligation	556,758	550,671
Other long-term liabilities	370,908	381,537

Total liabilities	4,654,826	4,719,991

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares,
Issued—62,511,717 and 62,444,905 shares, respectively	625	624
Capital in excess of par value	1,624,652	1,620,430
Retained earnings	801,162	744,939
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(217,746)	(225,541)
Foreign currency translation adjustment	(4,066)	(3,276)
Unrealized loss on hedges, net of tax	(4,057)	(787)
Unrealized investment gain (loss), net of tax	(241)	128

Total stockholders' equity	2,200,329	2,136,517

	$6,855,155	$6,856,508

(1)
Certain previously reported December 31, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price during the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,
	2012	Recast 2011(1)
Revenues:
Sales	$668,605	$764,587
Miscellaneous income	8,969	6,284

	677,574	770,871

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	486,084	466,074
Depreciation and depletion	74,459	72,470
Selling, general and administrative	35,845	57,521
Postretirement benefits	13,213	10,343

	609,601	606,408

Operating income	67,973	164,463
Interest expense	(31,104)	(32,047)
Interest income	341	160
Other income (loss)	(5,919)	24,503

Income from continuing operations before income tax expense	31,291	157,079
Income tax expense	4,535	42,626

Income from continuing operations	26,756	114,453
Income from discontinued operations	5,180	—

Net income	$31,936	$114,453

Basic income per share:
Income from continuing operations	$0.43	$1.84
Income from discontinued operations	0.08	—

Net income	$0.51	$1.84

Diluted income per share:
Income from continuing operations	$0.43	$1.83
Income from discontinued operations	0.08	—

Net income	$0.51	$1.83

Comprehensive income	$30,637	$101,722

Dividends per share	$0.125	$0.125

(1)
Certain previously reported three months ended June 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price during the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the six months ended June 30,
	2012	Recast 2011(1)
Revenues:
Sales	$1,295,903	$1,171,162
Miscellaneous income	13,234	8,443

	1,309,137	1,179,605

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	917,618	684,534
Depreciation and depletion	140,952	100,828
Selling, general and administrative	72,092	89,403
Postretirement benefits	26,426	20,610

	1,157,088	895,375

Operating income	152,049	284,230
Interest expense	(59,171)	(35,603)
Interest income	618	316
Other income (loss)	(12,912)	24,503

Income from continuing operations before income tax expense	80,584	273,446
Income tax expense	13,212	77,180

Income from continuing operations	67,372	196,266
Income from discontinued operations	5,180	—

Net income	$72,552	$196,266

Basic income per share:
Income from continuing operations	$1.08	$3.36
Income from discontinued operations	0.08	—

Net income	$1.16	$3.36

Diluted income per share:
Income from continuing operations	$1.08	$3.34
Income from discontinued operations	0.08	—

Net income	$1.16	$3.34

Comprehensive income	$75,918	$196,192

Dividends per share	$0.25	$0.25

(1)
Certain previously reported six months ended June 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price during the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011, recast	$2,136,517	$624	$1,620,430	$744,939	$(229,476)
Net income	72,552			72,552
Other comprehensive income, net of tax	3,366				3,366
Stock issued upon the exercise of stock options	122	1	121
Dividends paid, $0.25 per share	(15,618)			(15,618)
Stock based compensation	3,224		3,224
Excess tax benefits from stock-based compensation arrangements	877		877
Other	(711)			(711)

Balance at June 30, 2012	$2,200,329	$625	$1,624,652	$801,162	$(226,110)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30,
	2012	Recast 2011(1)
OPERATING ACTIVITIES
Net income	$72,552	$196,266
Less income from discontinued operations	(5,180)	—

Income from continuing operations	67,372	196,266
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and depletion	140,952	100,828
Deferred income tax credit	(18,894)	(11,121)
Gain on investment in Western Coal Corp	—	(20,553)
Other	18,360	10,247
Decrease (increase) in current assets, net of effect of business acquisitions:
Receivables	113,203	(41,571)
Inventories	(66,213)	38,076
Prepaid expenses and other current assets	(22,095)	30
Increase (decrease) in current liabilities, net of effect of business acquisitions:
Accounts payable	81,684	(29,612)
Accrued expenses and other current liabilities	(5,807)	36,769

Cash flows provided by operating activities	308,562	279,359

INVESTING ACTIVITIES
Additions to property, plant and equipment	(246,056)	(136,417)
Acquisition of Western Coal Corp., net of cash acquired	—	(2,432,693)
Proceeds from sales of investments	12,228	—
Other	582	5,286

Cash flows used in investing activities	(233,246)	(2,563,824)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	2,350,000
Borrowings under revolving credit agreement	112,350	41,461
Repayments on revolving credit agreement	(63,341)	(20,725)
Retirements of debt	(118,003)	(153,310)
Dividends paid	(15,618)	(14,434)
Debt issuance costs	—	(80,027)
Other	288	1,766

Cash flows provided by (used in) financing activities	(84,324)	2,124,731

Cash flows used in continuing operations	(9,008)	(159,734)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by investing activities	9,500	—

Effect of foreign exchange rates on cash	(242)	—

Net increase (decrease) in cash and cash equivalents	$250	$(159,734)

Cash and cash equivalents at beginning of period	$128,430	$293,410
Add: Cash and cash equivalents of discontinued operations at beginning of period	—	535
Net increase (decrease) in cash and cash equivalents	250	(159,734)

Cash and cash equivalents at end of period	$128,680	$134,211

(1)
Certain previously reported six months ended June 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price during the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Walter Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date as recast to reflect the effects of finalizing the allocation of the Western Coal purchase price, but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In addition, certain previously reported three and six months ended June 30, 2011 Condensed Consolidated Statements of Operations and Comprehensive Income balances and six months ended June 30, 2011 Condensed Consolidated Statement of Cash Flows balances have been recast to include the effects of finalizing the allocation of the Western Coal purchase price.

        As described in Note 2, on April 1, 2011 the Company completed the acquisition of all the outstanding common shares of Western Coal Corp. ("Western Coal"). The accompanying financial statements include the results of operations of Western Coal since April 1, 2011.

Note 2—Acquisition

        On November 18, 2010, the Company announced its intent to acquire all of the outstanding common shares of Western Coal. In connection with the acquisition the Company acquired high quality metallurgical coal mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal mines located in West Virginia (United States), and a high quality anthracite coal mine located in South Wales (United Kingdom). The acquisition of Western Coal substantially increased the Company's reserves available for future production, the majority of which is high-quality metallurgical coal, and created a diverse geographical footprint with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins.

        On November 17, 2010, the Company entered into a share purchase agreement with various funds advised by Audley Capital to purchase approximately 54.5 million common shares, or 19.8%, of the outstanding common shares of Western Coal for $11.50 Canadian dollars per share in two separate transactions. On December 2, 2010 the Company entered into an arrangement agreement with Western Coal to acquire all the remaining outstanding common shares of Western Coal for $11.50 Canadian dollars per share in cash or 0.114 of a Walter Energy share, or for a combination thereof at the holder's election, subject to proration.

        In January 2011, the Company completed the first transaction to acquire 25,274,745 common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital. The shares were purchased for $293.7 million in cash and had a fair value of $314.2 million on April 1,

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

2011. The Company recognized a gain on April 1, 2011 of $20.5 million as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital which was included in other income in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011. On April 1, 2011, the Company acquired the remaining outstanding common shares of Western Coal (including the second Audley Capital transaction) for a combination of $2.2 billion in cash and the issuance of 8,951,558 common shares of Walter Energy valued at $1.2 billion. The fair value of Walter Energy's common stock on April 1, 2011 was $136.75 per share based on the closing value on the New York Stock Exchange. The cash portion was funded with part of the proceeds from the new $2.725 billion credit facility discussed in Note 6. All of the outstanding options to purchase Western Coal common shares that were not exercised prior to the acquisition were exchanged for fully-vested and immediately exercisable options to purchase shares of Walter Energy common stock. The Company issued 193,498 stock options in exchange for the Western Coal stock options outstanding as of April 1, 2011. The stock options issued had a fair value of $15.5 million, which was estimated using the Black-Scholes option pricing model. The outstanding warrants of Western Coal were not directly affected by the acquisition. Instead, upon exercise each warrant entitled the holder to receive cash and shares of Walter Energy common stock that would have been issued if the warrants had been exercised immediately before closing the acquisition. As of June 30, 2012, no warrants of Western Coal were outstanding.

        The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Fair values were determined using the income, cost and market price valuation methods as deemed appropriate. During the 2012 first quarter, the Company completed the valuation of the assets and liabilities with the assistance of an independent third party and recorded refinement adjustments to the preliminary purchase price allocation. These refinements were primarily around the areas of acquired mineral interests including estimates for future costs, production volumes and timing which resulted in a $94.0 million increase in fair value allocated to mineral interests as compared to the December 31, 2011 preliminary fair value. This also resulted in a decrease in goodwill of $57.8 million and the deferred tax liability was increased by $25.5 million reflecting an increase in future depletion expense not deductible for tax. Retrospective application of the changes made to the allocation of the purchase consideration in the 2012 first quarter increased retained earnings, a component of stockholders' equity, as of December 31, 2011 and net income by $14.4 million for the year ended December 31, 2011. The increase to retained earnings resulting from the change in net income was primarily due to a decrease in mineral interests depletion related to

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

2011. The following table summarizes the Company's recast and previously reported December 31, 2011 consolidated balance sheet amounts (in thousands):

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

(1)
As presented in the June 30, 2012 condensed consolidated financial statements herein.

(2)
As previously presented in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

        Retrospective application of the changes made to the allocation of the purchase consideration in the 2012 first quarter increased net income by $7.1 million for the three and six months ended June 30, 2011. The increase to net income was primarily due to a decrease in mineral interests depletion during

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

the period. The following table summarizes the changes to the Company's recast and previously reported June 30, 2011 Condensed Consolidated Statements of Operations amounts (in thousands):

	Recast June 30, 2011(1)	June 30, 2011(2)
For the three months ended:
Sales	$764,587	$766,716
Cost of sales (exclusive of depreciation and depletion)	466,074	462,061
Depreciation and depletion	72,470	89,426
Operating income	164,463	153,649
Income before income tax expense	157,079	146,265
Income tax expense	42,626	38,907
Net income	$114,453	$107,358
Net income per share:
Basic	$1.84	$1.72

Diluted	$1.83	$1.71

For the six months ended:
Sales	$1,171,162	$1,173,291
Cost of sales (exclusive of depreciation and depletion)	684,534	680,521
Depreciation and depletion	100,828	117,784
Operating income	284,230	273,416
Income before income tax expense	273,446	262,632
Income tax expense	77,180	73,461
Net income	$196,266	$189,171
Net income per share:
Basic	$3.36	$3.24

Diluted	$3.34	$3.22

(1)
As presented in the June 30, 2012 condensed financial statements herein.

(2)
As previously presented in the condensed consolidated financial statements in the Company's Form 10-Q for the three and six months ended June 30, 2011.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

        The following table summarizes the changes to the Company's recast and previously reported June 30, 2011 Condensed Consolidated Statement of Cash Flows amounts (in thousands):

	For the six months ended June 30,
	Recast 2011(1)	2011(2)
Net Income	$196,266	$189,171
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and depletion	$100,828	$117,784
Deferred income tax credit	$(11,121)	$(14,840)
Other	$10,247	$27,521
Decrease in current assets, net of effect of business acquisitions:
Inventories	$38,076	$14,660

(1)
As presented in the June 30, 2012 condensed consolidated financial statements herein.

(2)
As previously presented in the condensed consolidated financial statements in the Company's Form 10-Q for the six months ended June 30, 2011.

        The following tables summarize the purchase consideration, the final purchase price allocation, the preliminary purchase price allocation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and the adjustments made in the three months ended March 31, 2012 (in thousands):

Purchase consideration:
Cash	$2,173,080
Fair value of shares of common stock issued	1,224,126
Fair value of stock options issued and warrants	34,765

Fair value of consideration transferred	3,431,971
Fair value of equity interest in Western Coal held before the acquisition	314,231

Total consideration	$3,746,202

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

	Preliminary as of December 31, 2011	Adjustments	Final
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$34,065	$—	$34,065
Receivables	163,668	—	163,668
Inventories	121,229	—	121,229
Other current assets	86,475	23	86,498
Mineral interests	2,992,000	94,000	3,086,000
Property, plant and equipment	560,894	(6,702)	554,192
Goodwill	1,122,884	(57,844)	1,065,040
Other long-term assets	54,150	—	54,150

Total assets	5,135,365	29,477	5,164,842

Accounts payable and accrued liabilities	184,983	—	184,983
Other current liabilities	82,175	3,930	86,105
Deferred tax liability	1,021,161	25,547	1,046,708
Other long-term liabilities	100,844	—	100,844

Total liabilities	1,389,163	29,477	1,418,640

Net assets acquired	$3,746,202	$—	$3,746,202

        Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed. The factors that contribute to the recognition of goodwill include Western Coal's (i) historical cash flows and income levels, (ii) reputation in its markets, (iii) strength of its personnel, (iv) efficiency of its operations, and (v) future cash flows and income growth projections. Goodwill has been assigned to the Canadian and U.K. Operations segment and the U.S. Operations segment in the amounts of $992.4 million and $72.6 million, respectively. None of the goodwill is expected to be tax deductible. The Company incurred acquisition costs related to the purchase of approximately $7.2 million and $17.1 million during the three and six months ended June 30, 2011, respectively. These costs were included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income.

        The unaudited supplemental pro forma information presented below includes the effects of the Western Coal acquisition as if it had been completed as of January 1, 2010 along with the effects of the recast adjustments described herein. The pro forma results include (i) the impact of certain estimated fair value adjustments, including additional estimated depreciation and depletion expense associated with the acquired mineral interests and property, plant and equipment and (ii) interest expense associated with debt used to fund the acquisition. Accordingly, the following unaudited pro forma financial information should not be considered indicative of either future results or results that might have occurred had the acquisition been consummated as of January 1, 2010 (in thousands):

For the six months ended June 30, 2011
Revenues	$1,403,813
Net income	$253,926

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 3—Discontinued Operations

        In 2008, the Company announced the permanent closure of the underground coal mine operations of Kodiak Mining Company, LLC ("Kodiak") due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's products. During 2012, the Company divested the Kodiak assets and liabilities for cash proceeds of $9.5 million. The sale resulted in an after tax gain of $5.2 million that is presented as discontinued operations in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income.

Note 4—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2012	Recast December 31, 2011
Coal	$235,602	$180,537
Raw materials and supplies	80,903	59,900

Total inventories	$316,505	$240,437

Note 5—Income Taxes

        The Company estimates its annual effective tax rate at the end of each interim reporting period which is used to record the provision for income taxes in the interim financial statements. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company's interim period's income tax expense is comprised of two key elements: 1) estimated tax expense applying our annual effective tax rate to our year to date earnings, and 2) the tax effect of unusual or infrequent items that occur in the period.

        The Company's income tax provision for continuing operations, excluding discrete items, for the six months ended June 30, 2012 was $12.2 million, or an effective rate of 15.2% of pre-tax income, compared to a tax provision for the six months ended June 30, 2011 of $77.2 million, or an effective rate of 28.2% of pre-tax income. The lower effective tax rate during the first six months of 2012 compared to the same period in 2011 is the result of a larger favorable impact of percentage depletion and the change in the geographical mix of income and losses as a result of the acquisition of Western Coal Corp. The provision for income taxes for the six months ended June 30, 2012 includes a charge for discrete items of $1.0 million due primarily to recording a valuation allowance on U.S. capital losses expected to expire before utilization.

        The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of June 30, 2012 because it intends to indefinitely reinvest such earnings outside the U.S. If this intent changes, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions. If foreign earnings were to be repatriated in the future, the related U.S. tax liability on such repatriation may be partially reduced by any foreign income taxes previously paid on these earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 6—Debt

        Debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011	Weighted Average Stated Interest Rate At June 30, 2012	Final Maturity
2011 term loan A	$854,674	$894,837	3.46%	2016
2011 term loan B	1,273,326	1,333,163	4.00%	2018
Revolving credit facility	59,009	10,000	4.22%	2016
Other(1)	69,747	87,715	Various	Various

Total debt	2,256,756	2,325,715
Less current debt	(49,890)	(56,695)

Total long-term debt	$2,206,866	$2,269,020

(1)
This balance includes capital lease obligations and an equipment financing agreement.

        2011 Credit Agreement    On April 1, 2011, the Company entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. On June 28, 2012 we prepaid $100 million of the outstanding principal balances of the term loans. Due to the Company making prepayments on both the term loan A and term loan B facilities the remaining balance of the term loan B facility is due upon maturity. The Revolver provides for operational needs and letters of credit. The Company's obligations under the 2011 Credit Agreement are secured by substantially all of the Company's domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that restrict but do not prevent the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans. The 2011 Credit Agreement also includes certain financial covenants that must be maintained.

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the Revolver and term loan A, and 275 to 300 basis points on the term loan B adjusted quarterly based on the Company's total leverage ratio as defined by the 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at the Company's option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. As of June 30, 2012, the Revolver had $59.0 million in

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 6—Debt (Continued)

borrowings, with $48.8 million outstanding stand-by letters of credit and $267.2 million of availability for future borrowings.

Note 7—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,498	$1,291	$2,018	$1,253
Interest cost	3,129	3,144	7,253	6,278
Expected return on plan assets	(4,031)	(3,929)	—	—
Amortization of prior service cost (credit)	64	68	261	(240)
Amortization of net actuarial loss	2,313	2,063	3,681	3,052

Net periodic benefit cost	$2,973	$2,637	$13,213	$10,343

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,996	$2,582	$4,036	$2,506
Interest cost	6,258	6,288	14,506	12,480
Expected return on plan assets	(8,062)	(7,858)	—	—
Amortization of prior service cost (credit)	128	136	522	(480)
Amortization of net actuarial loss	4,626	4,126	7,362	6,104
Settlement loss	—	1,716	—	—

Net periodic benefit cost	$5,946	$6,990	$26,426	$20,610

        The settlement loss shown above is related to the retirement of an executive of the Company and was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Note 8—Comprehensive Income

        Comprehensive income is comprised of net income, changes in pension and other postretirement benefit plans, unrealized gains or losses on investments, gains or losses from the effect of cash flow hedges and foreign currency translation adjustments. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 8—Comprehensive Income (Continued)

differences between net income and comprehensive income for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	For the three months ended June 30,
	2012	Recast 2011
Net income	$31,936	$114,453
Change in pension and other postretirement benefit plans, net of deferred taxes of $2.4 and $1.8 million, respectively	3,897	3,085
Change in foreign currency translation adjustment	(3,209)	(1,101)
Change in unrealized loss on hedges, net of deferred taxes of $1.2 million and $0.4 million, respectively	(1,987)	(595)
Change in unrealized loss on investments, net of deferred taxes of $7.3 million	—	(14,120)

Comprehensive income	$30,637	$101,722

	For the six months ended June 30,
	2012	Recast 2011
Net income	$72,552	$196,266
Change in pension and other postretirement benefit plans, net of deferred taxes of $4.8 and $3.7 million, respectively	7,795	6,234
Change in foreign currency translation adjustment	(790)	(1,101)
Change in unrealized loss on hedges, net of deferred taxes of $2.0 million and $0.4 million, respectively	(3,270)	(713)
Change in unrealized loss on investments, net of deferred taxes of $0.0 million and $1.7 million, respectively	(369)	(4,494)

Comprehensive income	$75,918	$196,192

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 9—Net Income Per Share

        A reconciliation of the basic and diluted net income per share computations for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except per share data):

	For the three months ended June 30,
	2012		Recast 2011
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$26,756	$26,756	$114,453	$114,453

Income from discontinued operations	$5,180	$5,180	—	—

Denominator:
Average number of common shares outstanding	62,537	62,537	62,313	62,313
Effect of dilutive securities:
Stock awards and warrants(1)	—	243	—	393

	62,537	62,780	62,313	62,706

Income from continuing operations	$0.43	$0.43	$1.84	$1.83
Income from discontinued operations	0.08	0.08	—	—

Net income per share	$0.51	$0.51	$1.84	$1.83

	For the six months ended June 30,
	2012		Recast 2011
	Basic	Diluted	Basic	Diluted
Numerator:
Income from continuing operations	$67,372	$67,372	$196,266	$196,266

Income from discontinued operations	$5,180	$5,180	—	—

Denominator:
Average number of common shares outstanding	62,503	62,503	58,390	58,390
Effect of dilutive securities:
Stock awards and warrants(1)	—	256	—	370

	62,503	62,759	58,390	58,760

Income from continuing operations	$1.08	$1.08	$3.36	$3.34
Income from discontinued operations	0.08	0.08	—	—

Net income per share	$1.16	$1.16	$3.36	$3.34

(1)
Stock awards represent the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. The weighted average number of stock options outstanding for the

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 9—Net Income Per Share (Continued)

  three months ended June 30, 2012 and 2011 totaling 234,323 and 50,814, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options outstanding for the six months ended June 30, 2012 and 2011 totaling 205,378 and 29,038, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Outstanding warrants entitle the holder to receive cash and shares of common stock upon exercise. All of the Company's outstanding stock warrants were exercised or expired during the second quarter of 2012.

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

          In connection with the U.S. Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a proposed final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the proposed final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011 and January 2012. At the request of both parties, in May 2012 the Bankruptcy Court granted an additional extension of time until January 8, 2013 to submit the proposed final order.

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

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

        The Company believes that those portions of the Proof of Claim, which remain in dispute or are subject to appeal, substantially overstate the amount of taxes allegedly owed. However, because of the complexity of the issues presented and the uncertainties associated with litigation, the Company is unable to predict the ultimate outcome of the Adversary Proceeding.

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. At this time, no final resolution has been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim and consequently, should the IRS prevail on its positions, the Company believes its financial exposure is limited to interest and possible penalties.

        During the second quarter of 2012, the IRS completed its audit of the Company's federal income tax returns for the years 2006 through 2008 and has proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and the Company responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in a prior Proof of Claim and include a proposed adjustment to a worthless stock deduction reported in the Company's 2008 federal income tax return. In 2008, the Company recorded a benefit attributable to the worthless stock deduction of $167.0 million as a result of the deemed liquidation of its homebuilding business on December 31, 2008. The Company has evaluated all of the proposed adjustments, including the proposed adjustment related to the worthless stock deduction, and believes the tax filing positions have substantial merit.

        The IRS is conducting an audit of the Company's income tax returns filed for 2009 and 2010. Since the IRS examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. During 2012, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.

        The Company believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. While results cannot be predicted with certainty, the Company believes that it has sufficient accruals to address any claims and that the final outcomes of such claims will not have a material adverse effect on the Company's consolidated financial statements.

Environmental Matters

        The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

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

Walter Coke, Inc.

        Walter Coke entered into a decree order in 1989 relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved and finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of a residential sampling plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. In conjunction with the plan, Walter Coke agreed to remediate portions of 23 properties based on the 2009 sampling and that process was started in July 2011. As of June 30, 2012, Walter Coke had completed soil removal action at portions of 16 residential properties for which access agreements were obtained. In December 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under CERCLA, allowing other Potentially Responsible Parties (PRP's) to potentially be held responsible.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At June 30, 2012, the Company has an amount

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual is not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Because the RCRA and CERCLA compliance programs are in the study phase with negotiation of final orders ongoing, until these processes are complete, the Company is unable to fully estimate the cost of remediation activities that will be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the financial condition of the Company, but such cleanup costs could be material to results of operations in a future reporting period.

        The Company and Walter Coke were named in a suit filed by Louise Moore on April 26, 2011 (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the companies and/or their predecessors. This action is still in the early stages of litigation. On June 6, 2011, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Based on initial evaluation, management believes that both procedural and substantive defenses are available to the Company and Walter Coke intends to vigorously defend this matter. No specific dollar value has been claimed in the suit's demand for monetary damages. On June 20, 2011, Walter Coke filed a Motion to Dismiss which was heard on October 28, 2011. As of the date of filing this quarterly report on Form 10-Q, a ruling has not been received.

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

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

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

        In a second related action, in January 2011 three environmental interest groups filed a Clean Water Act citizen's suit against Maple, seeking more than $14 million in civil penalties for selenium violations since April 2010 and injunctive relief in the form of mandatory treatment plant installations. The plaintiffs filed a motion for partial summary judgment on jurisdiction and liability, and Maple filed a cross-motion for summary judgment. On September 2, 2011, the Court issued a memorandum opinion and order (the "Sept. 2 Order") granting, in part, and denying, in part, both motions. In partially granting Maple's motion, the Court held that the plaintiffs' members had not shown a sufficient connection to establish standing to bring a claim as to discharges from one of the outlets under the Maple NPDES Permit at issue. The Court upheld jurisdiction over claims based on discharges from one of the outlets, and found that the plaintiffs were entitled to summary judgment on liability as to past and continuing selenium discharges from that outlet. The plaintiffs filed a motion to amend judgment, asking the Court to reverse its Sept. 2 Order as to their dismissed claims, that was denied by Order dated October 24, 2011. Maple, in turn, filed a motion seeking the right to file an interlocutory appeal of that part of the Court's Sept. 2 Order that denied its motion to dismiss based on the WVDEP's diligent enforcement against Maple, which the Court denied by order dated December 19, 2011. On June 26, 2012, the Court entered a Consent Decree between the parties to this federal action ("Federal Consent Decree"), resolving all claims asserted against Maple. The Federal Consent Decree requires the payment of approximately $103,000 in attorney's fees and expenses and that Maple complete additional documentation as part of its implementation of the WVDEP Consent Decree.

        In addition, these same plaintiffs in the federal lawsuit described immediately above served a second "Notice of Intent to Sue" under the Clean Water Act on September 23, 2011, alleging that Maple is liable for having caused selenium water quality standard violations authorized under a different NPDES permit. Maple responded to that notice on October 31, 2011, and provisions that address the violations alleged in this second notice were included as a part of the WVDEP Consent Decree. Although the plaintiffs did not amend their earlier suit addressing those threatened claims, they were effectively resolved by the Federal Consent Decree.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

Securities Class Actions and Shareholder Derivative Actions

        On January 26, 2012 and March 15, 2012, putative class actions were filed against Walter Energy, Inc. and some of its current and former senior executive officers in the U.S. District Court for the Northern District of Alabama (Rush v. Walter Energy, Inc., et al.). The three executive officers named in the complaints are: Keith Calder, Walter's former CEO; Walter Scheller, the Company's current CEO and a director; and Neil Winkelmann, former President of Walter's Canadian and European Operations (collectively the "Individual Defendants"). The complaints were filed by Peter Rush and Michael Carney, purported shareholders of Walter Energy who each seek to represent a class of Walter Energy shareholders who purchased common stock between April 20, 2011 and September 21, 2011.

        These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claim violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. A consolidated amended complaint has not yet been filed. Walter Energy and the other named defendants believe that there is no merit to the claims alleged and intend to vigorously defend these actions.

        On February 7, 2012, a shareholder derivative lawsuit was filed in the 10th Judicial Circuit of Alabama (Israni v. Clark et al.). On February 10, 2012, a second shareholder derivative suit was filed in the same court (Himmel v. Scheller et al.), and on February 16, 2012 a third derivative suit was filed (Walters v. Scheller et al.). All three complaints name as defendants the Company's current Board of Directors, Keith Calder and Neil Winkelmann. The Company is named as a nominal defendant in each complaint. The three complaints allege similar facts to those alleged in the Rush complaint. The complaints variously assert state law claims for breaches of fiduciary duties for alleged failures to maintain internal controls and to properly manage the Company, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control. The three derivative actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct. On April 11, 2012, the Court consolidated these shareholder derivative suits. Walter Energy has entered into a stipulation with the lead plaintiffs in the consolidated derivative suit, pursuant to which, all proceedings in the derivative action are stayed pending the resolution of Walter Energy's anticipated motion to dismiss in the putative securities class action.

        On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (Makohin v. Clark, et al.). This complaint names as defendants the Company's current Board of Directors and Keith Calder. The Company is named as a nominal defendant. This complaint, like the state court derivative claims, alleges similar facts to those alleged in the Rush complaint. The Makohin complaint asserts state law claims for breaches of fiduciary duties

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

and unjust enrichment. The derivative action seeks, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct. This plaintiff has also agreed to temporarily stay the action pending resolution of Walter Energy's anticipated Motion to Dismiss in the putative securities class action.

        Walter Energy and the other named defendants believe that there is no merit to the claims alleged in these shareholder derivative lawsuits and intend to vigorously defend these actions.

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

        The plaintiff's motions to proceed with securities claims and also to certify the securities and oppression claims as class actions were argued in June. The court has reserved decision, and it is not known when the decision will be rendered.

        Western Coal and the other named defendants will continue to vigorously defend the allegations. They maintain that there is no merit to the claims and that the damages are without foundation and excessive.

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

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 10—Commitments and Contingencies (Continued)

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

Note 11—Derivative Financial Instruments

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

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with quarterly fixed rate and

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 11—Derivative Financial Instruments (Continued)

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

Natural Gas Hedge

        Revenues derived from the sale of natural gas are subject to volatility based on changes in market prices. In order to reduce the risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas sales beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement hedged approximately 35% of anticipated natural gas sales from July 2011 until June 2012. The hedge was settled upon maturity and was accounted for as a cash flow hedge. The Company did not have any commodity hedges outstanding at June 30, 2012.

        The following table presents the fair values of the Company's derivative instruments as well as the classification on the Condensed Consolidated Balance Sheets (in thousands). See Note 12 for additional information related to the fair values of our derivative instruments.

	June 30, 2012	December 31, 2011
Asset derivatives designated as cash flow hedging instruments:
Natural gas hedge(1)	$—	$4,050
Interest rate cap(2)	81	432

Total asset derivatives	$81	$4,482

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(3)	$6,594	$5,683

(1)
Included in other current assets at December 31, 2011.

(2)
$39,000 and $143,000 is included in other current assets and $42,000 and $289,000 is included in other long-term assets in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively.

(3)
$3.1 million and $1.8 million is included in other current liabilities and $3.5 million and $3.9 million is included in other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 11—Derivative Financial Instruments (Continued)

        The following tables present the gains and losses from derivative instruments for the three and six months ended June 30, 2012 and 2011 and their location within the condensed consolidated financial statements (in thousands). The Company utilizes only cash flow hedges that are considered highly effective.

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income to earnings, net of tax(1)(2)		Ineffective portion of Gain (loss) recognized in earnings
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Derivatives designated as cash flow hedging instruments	2012	2011	2012	2011	2012	2011
Natural gas hedges	$(3,666)	$948	$1,837	$—	$—	$—
Interest rate swaps	390	(155)	(460)	(48)	—	—
Interest rate cap	(88)	(1,340)	—	—	—	—

Total	$(3,364)	$(547)	$1,377	$(48)	$—	$—

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income to earnings, net of tax(1)(2)		Ineffective portion of Gain (loss) recognized in earnings
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedging instruments	2012	2011	2012	2011	2012	2011
Natural gas hedges	$(5,798)	$781	$3,279	$—	$—	$—
Interest rate swaps	493	(60)	(1,025)	(94)	—	—
Interest rate cap	(219)	(1,340)	—	—	—	—

Total	$(5,524)	$(619)	$2,254	$(94)	$—	$—

(1)
Natural gas hedge amounts recorded in miscellaneous income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)
Interest rate swap amounts recorded in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 12—Fair Value of Financial Instruments

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

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	June 30, 2012
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$81	$—	$81

Total assets	$—	$81	$—	$81

Liabilities:
Interest rate swaps	$—	$6,594	$—	$6,594

	December 31, 2011
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Equity securities, trading	$12,369	$—	$—	$12,369
Equity securities, available-for-sale	12,099	—	—	12,099
Interest rate cap	—	432	—	432
Natural gas hedge	—	4,050	—	4,050

Total assets	$24,468	$4,482	$—	$28,950

Liabilities:
Interest rate swaps	$—	$5,683	$—	$5,683

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 12—Fair Value of Financial Instruments (Continued)

        Below is a summary of the Company's valuation techniques for Level 1 and Level 2 financial assets and liabilities:

        Equity securities—Changes in the fair value of trading securities are recorded in other income (loss) and determined using observable market prices. For the three and six months ended June 30, 2012 a loss of $5.9 million and $12.4 million, respectively was recorded related to trading securities held at the reporting date. Realized losses of $452,000 on the sale of available-for-sale securities were recorded in other income (loss) during the six months ended June 30, 2012 and determined using the specific identification method.

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

        Debt—Debt associated with the Company's 2011 term loan A and term loan B in the amount of $854.7 million and $1.273 billion, respectively, at June 30, 2012 and $894.8 million and $1.333 billion, respectively, at December 31, 2011 is carried at cost. Debt associated with the Company's revolving credit facility in the amount of $59.0 million at June 30, 2012 and $10.0 million at December 31, 2011 is carried at cost. The estimated fair value of the Company's term loan A, term loan B and Revolver was $842.7 million, $1.246 billion and $58.0 million at June 30, 2012, respectively, and $880.6 million, $1.319 billion and $9.7 million at December 31, 2011, respectively, based on similar transactions and yields in an active market for similarly rated debt (Level 2).

Note 13—Segment Information

        The Company's reportable segments are strategic business units arranged geographically which have separate management teams. The business units have been aggregated into three reportable segments following the April 1, 2011 Western Coal acquisition described in Note 2. These reportable segments are U.S. Operations, Canadian and U.K. Operations, and Other. Both the U.S. Operations and Canadian and U.K. Operations reportable segments primary business is that of mining and exporting metallurgical coal for the steel industry. The U.S. Operations segment includes Walter Energy's historical operating segments of Underground Mining, Surface Mining and Walter Coke as well as the results of the West Virginia mining operations acquired through the acquisition of Western Coal. The Canadian and U.K. Operations segment includes the results of the mining operations located in Northeast British Columbia (Canada) and South Wales (United Kingdom). The Other segment primarily includes corporate activities and expenditures.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 13—Segment Information (Continued)

        The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company evaluates performance primarily based on operating income of the respective business segments.

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended June 30,
	2012	Recast 2011
Revenues:
U.S. Operations	$466,761	$511,080
Canadian and U.K. Operations	209,645	259,218
Other	1,168	573

Total Revenues	$677,574	$770,871

Segment operating income (loss):
U.S. Operations	$107,245	$173,133
Canadian and U.K. Operations	(24,679)	18,800
Other	(14,593)	(27,470)

Total operating income	67,973	164,463
Less interest expense, net	(30,763)	(31,887)
Other income (loss)	(5,919)	24,503

Income from continuing operations before income tax expense	31,291	157,079
Income tax expense	4,535	42,626

Income from continuing operations	$26,756	$114,453

Depreciation and depletion:
U.S. Operations	$43,704	$39,035
Canadian and U.K. Operations	30,535	33,243
Other	220	192

Total	$74,459	$72,470

Capital Expenditures:
U.S. Operations	$43,851	$40,972
Canadian and U.K. Operations	78,177	51,411
Other	3,183	(259)

Total	$125,211	$92,124

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 13—Segment Information (Continued)

	For the six months ended June 30,
	2012	Recast 2011
Revenues:
U.S. Operations	$918,911	$919,016
Canadian and U.K. Operations	387,996	259,218
Other	2,230	1,371

Total Revenues	$1,309,137	$1,179,605

Segment operating income (loss):
U.S. Operations	$214,226	$312,106
Canadian and U.K. Operations	(38,234)	18,800
Other	(23,943)	(46,676)

Total operating income	152,049	284,230
Less interest expense, net	(58,553)	(35,287)
Other income (loss)	(12,912)	24,503

Income from continuing operations before income tax expense	80,584	273,446
Income tax expense	13,212	77,180

Income from continuing operations	$67,372	$196,266

Depreciation and depletion:
U.S. Operations	$85,846	$67,204
Canadian and U.K. Operations	54,671	33,243
Other	435	381

Total	$140,952	$100,828

Capital Expenditures:
U.S. Operations	$79,963	$85,108
Canadian and U.K. Operations	162,357	51,411
Other	3,736	(102)

Total	$246,056	$136,417

	June 30, 2012	Recast December 31, 2011
Identifiable Assets:
U.S. Operations	$1,039,630	$1,118,451
Canadian and U.K. Operations	5,150,719	5,021,521
Other	664,806	716,536

Total	$6,855,155	$6,856,508

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

Note 14—New Accounting Pronouncements

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

  •
  Our ability to successfully integrate acquisitions, including the acquisition of Western Coal Corp.;

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

        You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Quarterly Report on Form 10-Q or elsewhere might not occur.

ORGANIZATION

        Walter Energy, Inc. ("Walter") is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines located in the United States, Canada and United Kingdom. Walter also produces thermal coal, anthracite coal, metallurgical coke and coal bed methane gas.

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter and its subsidiaries, particularly Note 13 of "Notes to Condensed Consolidated Financial Statements," which provides our revenues and operating income by reportable segment.

        As fully discussed in Note 2 to the "Notes to Condensed Consolidated Financial Statements," on April 1, 2011 we completed the acquisition of Western Coal Corp. ("Western Coal"). The accompanying summary operating results include the results of operations of Western Coal since April 1, 2011.

        Certain previously reported December 31, 2011 Condensed Consolidated Balance Sheet balances, three and six months ended June 30, 2011 Condensed Consolidated Statements of Operations and Comprehensive Income balances and six months ended June 30, 2011 Condensed Consolidated Statements of Cash Flows balances have been recast to include the effects of finalizing the allocation of the Western Coal purchase price. See Note 2 to the "Notes to Condensed Consolidated Financial Statements" for further information.

OUTLOOK AND STRATEGIC INITIATIVES

Industry Overview

        The long-term demand for metallurgical coal within all of our geographic markets is anticipated to be strong over the long term as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal, which is a limited commodity. As such, we are focused on the long-term metallurgical coal market and anticipate continued strong long-term demand for the high-quality metallurgical coals we produce.

        The macro global economic uncertainty has negatively impacted the outlook for global steel production including potentially lower growth estimates for China. Even in the current uncertain global environment, our low-volatile metallurgical coals continue to be in high demand and command prices at or near the benchmarks. Our mid-volatile metallurgical coals typically command a slight discount to the low-volatile metallurgical coal benchmark and currently there is price pressure for a slightly greater discount for mid-volatile metallurgical coals due partially to the recent influx of high-volatile coal into the market. In the present market, the lower the quality of coal the wider the discount to the benchmark price.

Acquisition of Western Coal

        On April 1, 2011 we completed the acquisition of Western Coal for a total purchase price of approximately $3.7 billion. In connection with the acquisition we acquired high quality metallurgical coal mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal mines located in West Virginia (United States), and a high quality anthracite coal mine in South Wales (United Kingdom). The acquisition of Western Coal transformed the Company into the leading, publicly traded 'pure-play' metallurgical coal producer in the world with strategic access to high-growth steel-producing countries in Asia, South America and Europe. We have significant reserves available for future production, the majority of which is high demand metallurgical coal, with a diverse geographical footprint.

2012 Business Outlook

        We currently expect 2012 metallurgical coal production to be within the range of 11.5 million and 13.0 million metric tons of which an estimated approximately 75% will be hard coking coal and the remainder will be low-volatile pulverized coal injection ("PCI") coal.

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended June 30, 2012 and 2011

	For the three months ended June 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$456,935	$211,715	$(45)	$668,605
Miscellaneous income (loss)	9,826	(2,070)	1,213	8,969

Revenues	466,761	209,645	1,168	677,574
Cost of sales (exclusive of depreciation and depletion)	290,830	195,255	(1)	486,084
Depreciation and depletion	43,704	30,535	220	74,459
Selling, general and administrative	11,656	8,534	15,655	35,845
Postretirement benefits	13,326	—	(113)	13,213

Operating income (loss)	$107,245	$(24,679)	$(14,593)	67,973

Interest expense, net				(30,763)
Other loss				(5,919)
Income tax expense				(4,535)

Income from continuing operations				$26,756

	For the three months ended June 30, 2011 Recast
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$508,875	$255,442	$270	$764,587
Miscellaneous income	2,205	3,776	303	6,284

Revenues	511,080	259,218	573	770,871
Cost of sales (exclusive of depreciation and depletion)	274,333	190,906	835	466,074
Depreciation and depletion	39,035	33,243	192	72,470
Selling, general and administrative	13,896	16,269	27,356	57,521
Postretirement benefits	10,683	—	(340)	10,343

Operating income (loss)	$173,133	$18,800	$(27,470)	164,463

Interest expense, net				(31,887)
Other income				24,503
Income tax expense				(42,626)

Income from continuing operations				$114,453

	Dollar variance for the three months ended June 30, 2012 versus 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(51,940)	$(43,727)	$(315)	$(95,982)
Miscellaneous income (loss)	7,621	(5,846)	910	2,685

Revenues	(44,319)	(49,573)	595	(93,297)
Cost of sales (exclusive of depreciation and depletion)	16,497	4,349	(836)	20,010
Depreciation and depletion	4,669	(2,708)	28	1,989
Selling, general and administrative	(2,240)	(7,735)	(11,701)	(21,676)
Postretirement benefits	2,643	—	227	2,870

Operating income (loss)	$(65,888)	$(43,479)	$12,877	(96,490)

Interest expense, net				1,124
Other loss				(30,422)
Income tax expense				38,091

Income from continuing operations				$(87,697)

Summary of Second Quarter Consolidated Results of Continuing Operations

        Our income from continuing operations for the three months ended June 30, 2012 was $26.8 million, or $0.43 per diluted share, which compares to $114.5 million, or $1.83 per diluted share, for the three months ended June 30, 2011. EBITDA from continuing operations for the second quarter of 2012 was $136.5 million compared to $261.4 million in the second quarter of 2011. The decreases in income, diluted earnings per share and EBITDA from continuing operations are primarily due to lower metallurgical coal pricing and the operational factors described below. A reconciliation of net income to EBITDA is presented in Liquidity and Capital Resources section below.

        Revenues for the three months ended June 30, 2012 were $677.6 million, a decrease of $93.3 million from $770.9 million in the same period in 2011. The decrease in revenues was primarily due to a decrease in metallurgical coal pricing reflecting world market trends and lower sales volumes and pricing of thermal coal, partially offset by higher hard coking coal sales volume.

        Cost of sales, exclusive of depreciation and depletion, increased $20.0 million to $486.1 million as compared to the second quarter of 2011 and is primarily the result of increased hard coking coal sales volumes.

        Selling, general and administrative expense decreased $21.7 million to $35.8 million, as compared to $57.5 in the second quarter of 2011, primarily attributable to non-recurring professional, legal, and severance expenses incurred with the acquisition of Western Coal as well as lower employee expenses in Canada.

        The $5.9 million other loss for the three months ended June 30, 2012 is attributable to losses on remeasurement to fair value of equity investments. Other income of $24.5 million for the three months ended June 30, 2011 is primarily attributable to a gain of $20.5 million recognized on April 1, 2011 as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital in January 2011.

        The effective tax rates for the three months ended June 30, 2012 and 2011 were 14.5% and 27.1%, respectively. Our effective tax rate declined as compared to 2011 primarily due to a larger favorable impact of percentage depletion and the change in the geographical mix of foreign income and losses.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 1.8 million metric tons in the second quarter of 2012 as compared to 1.5 million metric tons in the second quarter of 2011 reflecting an increase in production. The average selling price of hard coking coal in the second quarter of 2012 was $194.10 per metric ton, an 18.8% decrease from the average selling price of $239.02 per metric ton for the same period in 2011. The decrease in the average selling price of hard coking coal reflects world market trends and is attributable to pricing pressure being experienced due to rising coal inventories and softening demand. The continued softness in the world steel market and potential lower growth estimates overseas lend uncertainty to the fourth quarter for 2012 pricing. However, preliminary settlements in the third quarter of 2012 have slightly improved as compared to the second quarter. Our hard coking coal production totaled 1.7 million metric tons in the second quarter of 2012, an increase of 4.6% from the same period in the prior year as a result of higher production at the Alabama underground operations resulting from improved mining conditions. Production at our Alabama underground operations was higher despite Mine No. 4 experiencing an extended long wall move for the majority of the 2012 second quarter.

        Thermal coal sales totaled 871,000 metric tons in the second quarter of 2012 compared to 1.0 million metric tons during the same period in 2011. The average selling price of thermal coal in the second quarter of 2012 was $68.11 per metric ton, down 7.7% from the average selling price of $73.80 per metric ton for the same period in 2011. The decrease in thermal coal sales volumes and prices during the 2012 second quarter as compared to the same period last year was attributable to continued softening in demand for thermal coal mitigated by the fact that the majority of our thermal coal is under long term price and volume contracts. Our second quarter 2012 average pricing of thermal coal reflects the full quarter impact of lower prices for additional tons sold by the North River mine acquired in May 2011. Thermal coal production totaled 908,000 metric tons in the second quarter of 2012, as compared to 881,000 metric tons during the same period in 2011. The increase in production was primarily due to the additional tons produced at the North River mining operations partially offset by lower production at our West Virginia operations as we idled a thermal coal surface mine at that operation due to the softening demand and prices.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended June 30,
	2012	2011
Tons of hard coking coal sold(1) (in thousands)	1,784	1,546
Tons of hard coking coal produced (in thousands)	1,724	1,648
Average hard coking coal selling price(1) (per metric ton)	$194.10	$239.02
Tons of thermal coal sold (in thousands)	871	1,014
Tons of thermal coal produced (in thousands)	908	881
Average thermal coal selling price (per metric ton)	$68.11	$73.80

(1)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $466.8 million in the second quarter of 2012, a decrease of $44.3 million from the same period last year. The decrease in revenues during the second quarter of 2012 as compared to the 2011 second quarter was primarily attributable to the decline in the average selling price of hard coking coal and lower thermal coal sales volumes, partially offset by higher hard coking coal sales volumes.

        Cost of sales, exclusive of depreciation and depletion, in our U.S. Operations segment increased $16.5 million to $290.8 million as compared to the 2011 second quarter. The increase in cost of sales was primarily attributable to the increase in hard coking coal sales volumes and additional costs incurred due to an extended longwall move at our Alabama Mine No. 4, partially offset by lower cost of sales at our West Virginia operations due to idling a thermal coal surface mine.

        U.S. Operations reported operating income of $107.2 million in the second quarter of 2012, compared to $173.1 million in the same period in 2011. The $65.9 million decrease in operating income was primarily due to the decrease in revenue due to the decrease in average selling prices.

  Canadian and U.K. Operations

        Metallurgical coal sales in the second quarter of 2012 totaled 506,000 metric tons of hard coking coal at an average selling price of $223.06 per metric ton and 552,000 metric tons of low-volatile PCI coal at an average selling price of $163.51 per metric ton. Metallurgical coal sales in the second quarter of 2011 totaled 476,000 metric tons of hard coking coal at an average selling price of $250.92 per metric ton and 645,000 metric tons of low-volatile PCI coal at an average selling price of $206.48. The decline in the average selling price of hard coking coal and low-volatile PCI coal reflect world market trends and the softening of demand in the world steel market. The softness in the world steel market and potentially lower global economic growth estimates create uncertainty for fourth quarter of 2012 metallurgical coal pricing; however, preliminary settlements in the third quarter of 2012 have shown slight improvement as compared to the second quarter.

        The Canadian and U.K. Operations segment produced a total of 466,000 metric tons of hard coking coal and 720,000 metric tons of low-volatile PCI in the second quarter of 2012. During the second quarter of 2011 the Canadian and U.K. Operations segments produced 347,000 metric tons of hard coking coal and 495,000 metric tons of low-volatile PCI. Both hard coking coal and low-volatile PCI coal production in the second quarter of 2011 had been adversely impacted by challenging weather conditions, permit delays at the Willow Creek mine and higher waste removal. Prior to the second quarter of 2012 the Willow Creek mine primarily produced low-volatile PCI coal. During the second quarter of 2012, Willow Creek started mining hard coking coal, and as of June 30, 2012 we had inventory of approximately 65,000 tons. Over its life the mine is projected to produce almost half its remaining production in premium low-volatile hard coking coal, which we believe is similar in quality to

Mine No. 7 in Alabama. At our Brule mine, mining of raw coal was significantly lower in the second quarter of 2012 as compared to the second quarter of 2011 due to much higher mining waste removal.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended June 30,
	2012	2011
Tons of hard coking coal sold (in thousands)	506	476
Tons of hard coking coal produced (in thousands)	466	347
Average hard coking coal selling price (per metric ton)	$223.06	$250.92
Tons of low-volatile PCI coal sold (in thousands)	552	645
Tons of low-volatile PCI coal produced (in thousands)	720	495
Average low-volatile PCI coal selling price (per metric ton)	$163.51	$206.48
Tons of thermal coal sold (in thousands)	20	27
Tons of thermal coal produced (in thousands)	17	33
Average thermal coal selling price (per metric ton)	$126.61	$117.45

        Our Canadian and U.K. Operations segment reported revenues of $209.6 million in the second quarter of 2012, a decrease of $49.6 million from the same period last year. The decrease in revenues during the second quarter of 2012 as compared to the 2011 second quarter was attributable to a decline in the average selling price of hard coking coal and low-volatile PCI coal and lower low-volatile PCI coal sales volumes, partially offset by higher hard coking coal sales volumes.

        Cost of sales, exclusive of depreciation and depletion, in our Canadian and U.K. Operations segment increased $4.3 million to $195.3 million as compared to the 2011 second quarter. The increase in cost of sales was primarily attributable to costs associated with higher waste removal at the Brule mine. The Brule mine is currently operated by an outside contractor and we have accelerated our plans to move to an owner-operated rather than contractor-operated mine to improve productivity.

        Our Canadian and U.K. Operations segment reported an operating loss of $24.7 million in the second quarter of 2012 as compared to operating income of $18.8 million in the same period in 2011. The operating loss for the quarter was primarily due to lower average selling prices for hard coking coal and low-volatile PCI coal, combined with the increase in cost of sales, partially offset by lower selling, general and administrative costs. Our Canadian mines are implementing expansion plans and initiatives designed to improve long-term production, optimize equipment usage and decrease costs.

 Summary Operating Results for the
Six Months Ended June 30, 2012 and 2011

	For the six months ended June 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$903,053	$392,545	$305	$1,295,903
Miscellaneous income (loss)	15,858	(4,549)	1,925	13,234

Revenues	918,911	387,996	2,230	1,309,137
Cost of sales (exclusive of depreciation and depletion)	567,405	349,659	554	917,618
Depreciation and depletion	85,846	54,671	435	140,952
Selling, general and administrative	24,783	21,900	25,409	72,092
Postretirement benefits	26,651	—	(225)	26,426

Operating income (loss)	$214,226	$(38,234)	$(23,943)	152,049

Interest expense, net				(58,553)
Other loss				(12,912)
Income tax expense				(13,212)

Income from continuing operations				$67,372

	For the six months ended June 30, 2011 Recast
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$915,104	$255,442	$616	$1,171,162
Miscellaneous income	3,912	3,776	755	8,443

Revenues	919,016	259,218	1,371	1,179,605
Cost of sales (exclusive of depreciation and depletion)	492,480	190,906	1,148	684,534
Depreciation and depletion	67,204	33,243	381	100,828
Selling, general and administrative	25,936	16,269	47,198	89,403
Postretirement benefits	21,290	—	(680)	20,610

Operating income (loss)	$312,106	$18,800	$(46,676)	284,230

Interest expense, net				(35,287)
Other income				24,503
Income tax expense				(77,180)

Income from continuing operations				$196,266

	Dollar variance for the six months ended June 30, 2012 versus 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(12,051)	$137,103	$(311)	$124,741
Miscellaneous income (loss)	11,946	(8,325)	1,170	4,791

Revenues	(105)	128,778	859	129,532
Cost of sales (exclusive of depreciation and depletion)	74,925	158,753	(594)	233,084
Depreciation and depletion	18,642	21,428	54	40,124
Selling, general and administrative	(1,153)	5,631	(21,789)	(17,311)
Postretirement benefits	5,361	—	455	5,816

Operating income (loss)	$(97,880)	$(57,034)	$22,733	(132,181)

Interest expense, net				(23,266)
Other loss				(37,415)
Income tax expense				63,968

Income from continuing operations				$(128,894)

Summary of Year to Date Consolidated Results of Continuing Operations

        Our income from continuing operations for the six months ended June 30, 2012 was $67.4 million, or $1.08 per diluted share, which compares to $196.3 million, or $3.34 per diluted share for the six months ended June 30, 2011. EBITDA from continuing operations for the six months ended June 30, 2012 was $280.1 million compared to $409.6 million for the same period in 2011. The decrease in income from continuing operations, diluted earnings per share and EBITDA are primarily due to lower metallurgical coal pricing and the operational factors described below. In addition, net income from continuing operations and diluted earnings per share for the six months ended June 30, 2012 as compared to the same period in 2011 included additional interest expense of $23.3 million and an other loss of $12.9 million versus other income of $24.5 million. A reconciliation of net income to EBITDA is presented in Liquidity and Capital Resources below.

        Revenues for the six months ended June 30, 2012 were $1.3 billion, an increase of $129.5 million from $1.2 billion for the same period in 2011. The increase in revenues was primarily due to six months of revenue from the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment as a result of the April 1, 2011 Western Coal acquisition compared to three months in the prior year comparable period. Increased revenues were also due to the acquisition of the North River thermal coal mine in Alabama on May 6, 2011. These acquired operations contributed revenues of $497.6 million and $328.0 million during the six months ended June 30, 2012 and 2011, respectively. Excluding the impact of acquisitions, the decrease in revenues is primarily due to a decrease in metallurgical coal pricing partially offset by higher coal sales volumes.

        Cost of sales, exclusive of depreciation and depletion, for the six months ended June 30, 2012 increased $233.1 million to $917.6 million as compared to the same period in 2011. The increase in cost of sales is primarily due to the impact of a full six months of cost of sales from the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment compared to three months in the prior year comparable period. Increased cost of sales were also due to the acquisition of the North River mine. Cost of sales from these acquired operations was $446.9 million and $249.8 million during the six months ended June 30, 2012 and 2011, respectively. Excluding the impact of the acquisitions, the increase in cost of sales was primarily due to increased sales volumes and an increase in production costs incurred at the Canadian operation's Brule mine due to higher waste removal.

        Depreciation and depletion expense for the six months ended June 30, 2012 was $141.0 million, an increase of $40.1 million compared to the same period in 2011. The increase is primarily attributable to the inclusion of six months for the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment as compared to three months in the prior year comparable period. The increase is also due to a full six months of the North River mining operation in the U.S. Operations segment compared to two months in the prior year comparable period. Depreciation and depletion expense from these acquired operations was $77.1 million and $42.2 million during the six months ended June 30, 2012 and 2011, respectively.

        Selling, general and administrative expense decreased $17.3 million for the six months ended June 30, 2012 as compared to the same period in 2011 despite a full six months of expenses at our Canadian and U.K. Operations segment and West Virginia operations as compared to three months in the prior year period, primarily attributable to a decrease of $18.9 million in costs associated with the acquisition of Western Coal.

        Interest expense, net of interest income for the six months ended June 30, 2012 was $58.6 million, an increase of $23.3 million compared to the same period in 2011. The increase reflects six months of interest on borrowings with an initial balance of $2.35 billion on April 1, 2011 under the 2011 Credit Agreement. The Company had borrowings of only approximately $161.3 million during the first three months in the prior year comparable period.

        The $12.9 million other loss for the six months ended June 30, 2012 is primarily attributable to losses on the sale and remeasurement to fair value of equity investments. Other income of $24.5 million for the six months ended June 30, 2011 is primarily attributable to a gain of $20.5 million recognized on April 1, 2011 as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital in January 2011.

        The effective tax rates for the six months ended June 30, 2012 and 2011 were 16.4% and 28.2%, respectively. Our effective tax rate for 2012 is lower than the 2011 tax rate, primarily due to a larger favorable impact of percentage depletion and the change in the geographical mix of foreign income and losses.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 3.3 million metric tons during the six months ended June 30, 2012 as compared to 3.0 million metric tons during the same period in 2011. The average selling price of hard coking coal during the six months ended June 30, 2012 was $206.64 per metric ton, an 8.9% decrease as compared to the average selling price of $226.74 per metric ton for the same period in 2011. The decrease in the average selling price of hard coking coal reflects world market trends and is attributable to pricing pressure being experienced due to rising coal inventories and softening demand. Continued softness in the world steel market and potential lower economic growth estimates overseas creates uncertainty in fourth quarter of 2012 pricing; however, preliminary settlements in the third quarter of 2012 have shown a slight improvement as compared to the second quarter. Our hard coking coal production totaled 3.7 million metric tons during the six months ended June 30, 2012, an increase of 17.3% from the same period in the prior year primarily as a result of higher production at the Alabama underground operations during the first quarter due to improved mining conditions and the operation of a third longwall at Mine No. 7 that replaced the existing second longwall which was decommissioned in late April 2012. Production at our Alabama underground operations was higher despite Mine No. 4 experiencing an extended long wall move for the majority of the 2012 second quarter.

        Thermal coal sales totaled 1.7 million metric tons for the six months ended June 30, 2012 compared to 1.3 million metric tons during the same period in 2011. The increase in thermal coal sales was attributable to six months results of our West Virginia and North River mining operations which were both acquired during the second quarter of 2011 and contributed three months and two months, respectively, to the prior year comparable period. The average selling price of thermal coal during the first six months of 2012 was $69.60 per metric ton, down 11.0% from the average selling price of $78.20 per metric ton for the same period in 2011. Lower average pricing of thermal coal reflects six months impact of lower prices for tons sold by the North River mine acquired in May 2011 and continued softening demand. Thermal coal production totaled 1.7 million metric tons during the first six months of 2012, as compared to 1.2 million metric tons during the same period in 2011. The increase in production was attributable to six months results of our West Virginia and North River mining operations as compared to just three months and two months, respectively, in the prior year comparable period.

        Statistics for U.S. Operations are presented in the following table:

	Six months ended June 30,
	2012	2011
Tons of hard coking coal sold(1) (in thousands)	3,319	3,033
Tons of hard coking coal produced (in thousands)	3,693	3,149
Average hard coking coal selling price(1) (per metric ton)	$206.64	$226.74
Tons of thermal coal sold (in thousands)	1,653	1,335
Tons of thermal coal produced (in thousands)	1,725	1,150
Average thermal coal selling price (per metric ton)	$69.60	$78.20

(2)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $918.9 million for the six months ended June 30, 2012, which is consistent with revenues reported in the six months ended June 30, 2011 of $919.0 million. Revenues for the six months ended June 30, 2012 includes a full six months of revenue contributed by the West Virginia operations acquired with Western Coal and the North River operations acquired in May 2011. Revenues from these acquired operations were $109.6 million and $68.8 million during the six months ended June 30, 2012 and 2011, respectively. Excluding the impact of the acquisitions, the decrease in revenues is primarily attributable to a decline in the average selling price of hard coking coal from $226.74 to $206.64 reflecting world market trends.

        Cost of sales, exclusive of depreciation and depletion, increased $74.9 million to $567.4 million during the six months ended June 30, 2012 as compared to the same period in 2011. The increase in cost of sales was primarily attributable to an increase in both hard coking coal and thermal coal sales volumes and six months of cost from West Virginia and North River as compared to three months and two months in the prior year comparable period, respectively. Cost of sales from these acquired operations were $97.3 million and $58.9 million during the six months ended June 30, 2012 and 2011, respectively.

        U.S. Operations reported operating income of $214.2 million for the six months ended June 30, 2012, compared to $312.1 million in the same period in 2011. The $97.9 million decrease in operating income was primarily due to lower hard coking coal and thermal coal selling prices.

  Canadian and U.K. Operations

        The Canadian and U.K. Operations segment was acquired during the second quarter of 2011 as part of the Western Coal acquisition and therefore there are no comparable six-month results from the prior year and we have limited our historic comparison to the first quarter of 2012. Metallurgical coal sales in the second quarter of 2012 from the Canadian and U.K. Operations segment totaled 506,000 metric tons of hard coking coal at an average selling price of $223.06 per metric ton and 552,000 metric tons of low-volatile PCI coal at an average selling price of $163.51 per metric ton. Metallurgical coal sales in the first quarter of 2012 totaled 322,000 metric tons of hard coking coal at an average selling price of $250.02 per metric ton and 510,000 metric tons of low-volatile PCI coal at an average selling price of $187.91 per metric ton. During the first quarter of 2012 hard coking coal sales volumes were adversely impacted by shipload scheduling and customer preference deferring sales of hard coking coal into the second quarter. The decline in the average selling price of hard coking coal and low-volatile PCI coal reflected world market trends.

        The Canadian and U.K. Operations segment produced a total of 466,000 metric tons of hard coking coal and 720,000 metric tons of low-volatile PCI in the second quarter of 2012. During the first quarter of 2012 the Canadian and U.K. Operations segments produced 408,000 metric tons of hard coking coal and 586,000 metric tons of low-volatile PCI. At the Willow Creek mine in Canada production was limited in the first quarter of 2012 and costs were impacted by the scheduled wash plant outage that was necessary to upgrade its ability to process hard coking coal. This outage resulted in minimal production during January and February of 2012 with the majority of the operating costs directly impacting cost of sales as opposed to being absorbed into inventory which resulted in approximately $20 million of additional expense incurred during the first quarter. The upgrade was successfully completed and during the quarter we saw improving trends on a month to month basis. We also moved the Willow Creek mine from a contractor-operated mine to an owner-operated mine and while we were successful in retaining approximately 90% of the workforce, we did incur some duplicate costs, primarily during the 2012 first quarter. Prior to the second quarter of 2012, the Willow Creek mine primarily produced low-volatile PCI coal; however, the mine is projected to produce half its remaining production in premium low-volatile hard coking coal. During the second quarter of 2012, Willow Creek started mining hard coking coal, and as of June 30, 2012 we had inventory of approximately 65,000 metric tons. This premium low-volatile hard coking coal is expected to be similar in quality to Mine No. 7 in Alabama. We have accelerated our plans to transition the Brule mine from a contractor-operated mine to an owner-operated mine to improve productivity.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Six months ended June 30,
	2012	2011
Tons of hard coking coal sold (in thousands)	828	476
Tons of hard coking coal produced (in thousands)	875	347
Average hard coking coal selling price (per metric ton)	$233.53	$250.92
Tons of low-volatile PCI coal sold (in thousands)	1,062	645
Tons of low-volatile PCI coal produced (in thousands)	1,306	495
Average low-volatile PCI coal selling price (per metric ton)	$175.23	$206.48
Tons of thermal coal sold (in thousands)	44	27
Tons of thermal coal produced (in thousands)	47	33
Average thermal coal selling price (per metric ton)	$123.48	$117.45

        Our Canadian and U.K. Operations segment reported revenues of $388.0 million and an operating loss of $38.2 million during the six months ended June 30, 2012. The operating loss in the Canadian and U.K. Operations segment for the six months was primarily due to low production and high operating costs mentioned above at the Willow Creek mine in Canada related to the wash plant outage and the transition to an owner-operated mine. We also experienced additional costs at the Brule mine in Canada due to higher waste removal during the second quarter as well as lower average selling prices for low-volatile PCI coal, reflecting world market trends. Our Canadian mines are implementing expansion plans and initiatives designed to improve long-term production, optimize equipment usage and decrease costs.

FINANCIAL CONDITION

        Net receivables were $194.2 million at June 30, 2012, a decrease of $119.1 million from December 31, 2011 primarily attributable to the timing of collections and a decline in average coal selling prices.

        Inventories increased by $76.1 million at June 30, 2012 as compared to December 31, 2011 primarily due to increased hard coking coal production which exceeded sales volumes during the first six months of 2012.

        Net property, plant and equipment increased by $108.2 million at June 30, 2012 as compared to December 31, 2011, primarily due to capital expenditures of $246.1 million, partially offset by depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term liquidity are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term liquidity is our credit agreement as discussed below.

        Based on current forecasts and anticipated market conditions, we believe that funds provided by operating cash flows and available sources of liquidity will be sufficient to meet our operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. Our operating cash flows and liquidity are significantly influenced by numerous factors including prices of coal, coal production, costs of raw materials, interest rates and the general economy. Deterioration of economic conditions or deteriorating mining conditions could adversely affect our operating cash flows. Additionally, although financial market conditions have improved there remains volatility and uncertainty, limited availability of credit, potential counterparty defaults, sovereign credit concerns and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

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

        As of June 30, 2012, borrowings under the 2011 Credit Agreement consisted of a term loan A balance of $854.7 million with a weighted average interest rate of 3.46%, a term loan B balance of $1.273 billion with a weighted average interest rate of 4.00% and, under the Revolver, $59.0 million in borrowings with $48.8 million in outstanding stand-by letters of credit and $267.2 million of availability for future borrowings. On June 28, 2012 we prepaid $100 million of the outstanding principal balances of the term loans; however, borrowings from our revolver increased by approximately $49.0 million during the second quarter.

Statements of Cash Flows

        Cash balances were $128.7 million and $128.4 million at June 30, 2012 and December 31, 2011, respectively. The increase in cash during the six months ended June 30, 2012 of $0.3 million primarily resulted from cash provided by operating activities of $308.6 million offset by retirements of debt of $69.0 million and capital expenditures of $246.1 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2012	2011
Cash flows provided by operating activities	$308,562	$279,359
Cash flows used in investing activities	(233,246)	(2,563,824)
Cash flows provided by (used in) financing activities	(84,324)	2,124,731
Cash flows provided by discontinued operations	9,500	—
Effect of foreign exchange rates on cash	(242)	—

Net increase (decrease) in cash and cash equivalents	$250	$(159,734)

        Net cash provided by operating activities of continuing operations was $308.6 million for the six months ended June 30, 2012 as compared to $279.4 million for the same period in 2011, an increase of $29.2 million. The increase is primarily attributable to an increase of $154.8 million from accounts receivable, an increase of $111.3 million from accounts payable, and a $61.0 million increase for non-cash items such as depreciation and depletion. These increases were partially offset by a decrease in income from continuing operations of $128.9 million, a decrease from inventory of $104.3 million and a decrease from accrued expenses and other current liabilities of $42.6 million.

        Cash flows used in investing activities for the six months ended June 30, 2012 were $233.2 million as compared to $2.6 billion for the same period in 2011. The decrease in cash flows used in investing activities of $2.3 billion was primarily attributable to $2.4 billion of cash used in the acquisition of Western Coal during the second quarter of 2011, partially offset by an increase in capital expenditures of $109.6 million.

        Cash flows used in financing activities for the six months ended June 30, 2012 were $84.3 million as compared to cash flows provided by financing activities of $2.1 billion for the same period in 2011. The decrease in cash flows provided by financing activities of $2.2 billion was primarily attributable to $2.4 billion of borrowings under the 2011 Credit Agreement to fund a portion of the Western Coal acquisition.

Capital Expenditures

        Capital expenditures totaled $246.1 million during the six months ended June 30, 2012. We have re-evaluted our capital projects and currently expect 2012 capital expenditures to total approximately $400 million, reflecting selected reductions of various growth projects including those at our U.K. and West Virginia operations.

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

        Reconciliation of Net Income to EBITDA (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$26,756	$114,453	$67,372	$196,266
Add: Interest expense	31,104	32,047	59,171	35,603
Less: Interest income	(341)	(160)	(618)	(316)
Add: Income tax expense	4,535	42,626	13,212	77,180
Add: Depreciation and depletion expense	74,459	72,470	140,952	100,828

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA)	$136,513	$261,436	$280,089	$409,561

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

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and Revolver loans. The interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 300 basis points for the revolver and term loan A and 275 to 300 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of June 30, 2012, our borrowings due under the 2011 Credit Agreement totaled $2.187 billion. As of June 30, 2012 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $2.5 million while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $614 thousand due to the LIBOR floor.

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

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management (including our principal executive officer and principal financial officer) of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act"), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. During the quarter, the Company has transitioned much of the accounting activities for the Canadian operations to the U.S. and migrated from one enterprise resource planning system to another. Management took additional steps during the quarter to help provide assurance that these activities did not weaken overall controls in these areas. Other than changes related to our Canadian operations, there has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the six-month period ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1, 2012 - January 31, 2012	—	—
February 1, 2012 - February 29, 2012	7,846	$66.35
March 1, 2012 - March 31, 2012	1,292	$63.38
April 1, 2012 - April 30, 2012	186	$72.89
May 1, 2012 - May 31, 2012	—	—
June 1, 2012 - June 30, 2012	—	—

	9,324

(1)
These shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain stock awards granted under the 2002 Long-Term Incentive Award Plan. Upon acquisition, these shares were retired.

Item 4.    Mine Safety Disclosures

        The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this quarterly report on Form 10-Q pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

Item 6.    Exhibits

Exhibit Number
10.1	Letter Agreement between Walter Energy, Inc. and William G. Harvey, dated May 29, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 1, 2012)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350—Chief Financial Officer
95	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.

/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012

/s/ WILLIAM G. HARVEY Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2012

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
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WALTER ENERGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
WALTER ENERGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
Summary Operating Results for the Three Months Ended June 30, 2012 and 2011
Summary Operating Results for the Six Months Ended June 30, 2012 and 2011
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Mine Safety Disclosures
  Item 6. Exhibits
SIGNATURES