Form 10-Q
period 2012-09-30
Walter Energy, Inc.
filed 2012-11-09
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-13711

WALTER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3429953 (I.R.S. Employer Identification No.)
3000 Riverchase Galleria, Suite 1700 Birmingham, Alabama (Address of principal executive offices)	35244 (Zip Code)

(205) 745-2000
(Registrant's telephone number, including area code)

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

        Number of shares of common stock outstanding as of October 31, 2012: 62,516,756

WATER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2012	Recast December 31, 2011(1)
ASSETS
Cash and cash equivalents	$129,922	$128,430
Receivables, net	229,725	313,343
Inventories	374,239	240,437
Deferred income taxes	43,468	61,079
Prepaid expenses	67,066	49,974
Other current assets	22,096	45,649

Total current assets	866,516	838,912
Mineral interests, net of accumulated depletion of $162.1 million and $84.2 million, respectively	2,980,924	3,056,258
Property, plant and equipment, net of accumulated depreciation of $728.2 million and $614.6 million, respectively	1,720,137	1,631,333
Deferred income taxes	144,604	109,300
Goodwill	—	1,066,754
Other long-term assets	135,720	153,951

	$5,847,901	$6,856,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$69,327	$56,695
Accounts payable	163,653	112,661
Accrued expenses	239,934	229,067
Accumulated postretirement benefits obligation	28,648	27,247
Other current liabilities	42,188	63,757

Total current liabilities	543,750	489,427
Long-term debt	2,278,214	2,269,020
Deferred income taxes	951,835	1,029,336
Accumulated postretirement benefits obligation	559,438	550,671
Other long-term liabilities	374,463	381,537

Total liabilities	4,707,700	4,719,991

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares,
Issued—62,516,687 and 62,444,905 shares, respectively	625	624
Capital in excess of par value	1,626,730	1,620,430
Retained earnings (accumulated deficit)	(268,664)	744,939
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(213,848)	(225,541)
Foreign currency translation adjustment	(934)	(3,276)
Unrealized loss on hedges, net of tax	(4,602)	(787)
Unrealized investment gain (loss), net of tax	894	128

Total stockholders' equity	1,140,201	2,136,517

	$5,847,901	$6,856,508

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

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2012	Recast 2011(1)
Revenues:
Sales	$612,510	$683,730
Miscellaneous income (loss)	(536)	5,017

	611,974	688,747

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	448,765	420,690
Depreciation and depletion	82,560	57,144
Selling, general and administrative	32,486	43,122
Postretirement benefits	13,213	9,764
Impairment charges	1,106,715	—

	1,683,739	530,720

Operating income (loss)	(1,071,765)	158,027
Interest expense	(30,545)	(27,642)
Interest income	113	40
Other (loss)	(943)	(13,143)

Income (loss) before income tax expense	(1,103,140)	117,282
Income tax expense (benefit)	(41,184)	30,202

Net income (loss)	$(1,061,956)	$87,080

Net income (loss) per share:
Basic	$(16.97)	$1.40

Diluted	$(16.97)	$1.39

Comprehensive income (loss)	$(1,054,336)	$92,869

Dividends per share	$0.125	$0.125

(1)
Certain previously reported three months ended September 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price during the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the nine months ended September 30,
	2012	Recast 2011(1)
Revenues:
Sales	$1,908,413	$1,854,892
Miscellaneous income	12,698	13,460

	1,921,111	1,868,352

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	1,366,383	1,105,224
Depreciation and depletion	223,512	157,972
Selling, general and administrative	104,578	132,525
Postretirement benefits	39,639	30,374
Impairment charges	1,106,715	—

	2,840,827	1,426,095

Operating income (loss)	(919,716)	442,257
Interest expense	(89,716)	(63,245)
Interest income	731	356
Other income (loss)	(13,855)	11,360

Income (loss) from continuing operations before income tax expense	(1,022,556)	390,728
Income tax expense (benefit)	(27,972)	107,382

Income (loss) from continuing operations	(994,584)	283,346
Income from discontinued operations	5,180	—

Net income (loss)	$(989,404)	$283,346

Basic income (loss) per share:
Income (loss) from continuing operations	$(15.91)	$4.75
Income from discontinued operations	0.09	—

Net income (loss)	$(15.82)	$4.75

Diluted income (loss) per share:
Income (loss) from continuing operations	$(15.91)	$4.72
Income from discontinued operations	0.09	—

Net income (loss)	$(15.82)	$4.72

Comprehensive income (loss)	$(978,418)	$289,061

Dividends per share	$0.375	$0.375

(1)
Certain previously reported nine months ended September 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price during the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011, recast	$2,136,517	$624	$1,620,430	$744,939	$(229,476)
Net loss	(989,404)			(989,404)
Other comprehensive income, net of tax	10,986				10,986
Stock issued upon the exercise of stock options	140	1	139
Dividends paid, $0.375 per share	(23,432)			(23,432)
Stock based compensation	5,356		5,356
Excess tax benefits from stock-based compensation arrangements	805		805
Other	(767)			(767)

Balance at September 30, 2012	$1,140,201	$625	$1,626,730	$(268,664)	$(218,490)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the nine months ended September 30,
	2012	Recast 2011(1)
OPERATING ACTIVITIES
Net income (loss)	$(989,404)	$283,346
Less income from discontinued operations	(5,180)	—

Income (loss) from continuing operations	(994,584)	283,346
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and depletion	223,512	157,972
Deferred income tax credit	(100,419)	(16,901)
Gain on investment in Western Coal Corp	—	(20,553)
Impairment charges	1,106,715	—
Other	41,022	8,349
Decrease (increase) in current assets, net of effect of business acquisitions:
Receivables	79,310	30,655
Inventories	(113,601)	21,856
Prepaid expenses and other current assets	(8,412)	19,496
Increase in current liabilities, net of effect of business acquisitions:
Accounts payable	91,349	24,645
Accrued expenses and other current liabilities	8,114	764

Cash flows provided by operating activities	333,006	509,629

INVESTING ACTIVITIES
Additions to property, plant and equipment	(331,340)	(293,377)
Acquisition of Western Coal Corp., net of cash acquired	—	(2,432,693)
Proceeds from sales of investments	12,382	27,325
Other	1,076	814

Cash flows used in investing activities	(317,882)	(2,697,931)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	2,350,000
Borrowings under revolving credit agreement	272,926	41,461
Repayments on revolving credit agreement	(125,396)	(41,461)
Retirements of debt	(128,450)	(165,024)
Dividends paid	(23,432)	(22,236)
Net consideration paid upon exercise of warrants	(11,535)	—
Debt issuance costs	(6,376)	(80,027)
Other	178	(1,197)

Cash flows provided by (used in) financing activities	(22,085)	2,081,516

Cash flows used in continuing operations	(6,961)	(106,786)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by investing activities	9,500	—

Effect of foreign exchange rates on cash	(1,047)	(2,013)

Net increase (decrease) in cash and cash equivalents	$1,492	$(108,799)

Cash and cash equivalents at beginning of period	$128,430	$293,410
Add: Cash and cash equivalents of discontinued operations at beginning of period	—	535
Net increase (decrease) in cash and cash equivalents	1,492	(108,799)

Cash and cash equivalents at end of period	$129,922	$185,146

(1)
Certain previously reported nine months ended September 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Western Coal purchase price during the 2012 first quarter. See Note 2 for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Walter Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date recasted to reflect the effects of finalizing the allocation of the Western Coal Corp. ("Western Coal") purchase price, but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K and Note 2. In addition, certain previously reported three and nine months ended September 30, 2011 Condensed Consolidated Statements of Operations and Comprehensive Income balances and nine months ended September 30, 2011 Condensed Consolidated Statement of Cash Flows balances have been recast to include the effects of finalizing the allocation of the Western Coal purchase price.

        As described in Note 2, on April 1, 2011 the Company completed the acquisition of all the outstanding common shares of Western Coal. The accompanying financial statements include the results of operations of Western Coal since April 1, 2011.

Note 2—Acquisition

        On November 18, 2010, the Company announced its intent to acquire all of the outstanding common shares of Western Coal. In connection with the acquisition, the Company acquired high quality metallurgical coal mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal mines located in West Virginia (United States), and a high quality anthracite coal mine located in South Wales (United Kingdom). The acquisition of Western Coal substantially increased the Company's reserves available for future production, the majority of which is high-quality metallurgical coal, and created a diverse geographical footprint with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins.

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

        In January 2011, the Company completed the first transaction to acquire 25,274,745 common shares of Western Coal, or 9.15% of the outstanding shares, from funds advised by Audley Capital. The

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

shares were purchased for $293.7 million in cash and had a fair value of $314.2 million on April 1, 2011. The Company recognized a gain on April 1, 2011 of $20.5 million as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital which was included in other income in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2011. On April 1, 2011, the Company acquired the remaining outstanding common shares of Western Coal (including the second Audley Capital transaction) for a combination of $2.2 billion in cash and the issuance of 8,951,558 common shares of Walter Energy valued at $1.2 billion. The fair value of Walter Energy's common stock on April 1, 2011 was $136.75 per share based on the closing value on the New York Stock Exchange. The cash portion was funded with part of the proceeds from the new $2.7 billion credit facility discussed in Note 7. All of the outstanding options to purchase Western Coal common shares that were not exercised prior to the acquisition were exchanged for fully-vested and immediately exercisable options to purchase shares of Walter Energy common stock. The Company issued 193,498 stock options in exchange for the Western Coal stock options outstanding as of April 1, 2011. The stock options issued had a fair value of $15.5 million, which was estimated using the Black-Scholes option pricing model. The outstanding warrants of Western Coal were not directly affected by the acquisition. Instead, upon exercise each warrant entitled the holder to receive cash and shares of Walter Energy common stock that would have been issued if the warrants had been exercised immediately before closing the acquisition. During the nine months ended September 30, 2012, the warrants were exercised (or expired) resulting in a cash payment of $11.5 million and the issuance of additional shares of 18,938. As of September 30, 2012, no warrants of Western Coal were outstanding.

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

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

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

(1)
As presented in the September 30, 2012 condensed consolidated financial statements herein.

(2)
As previously presented in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

        Retrospective application of the changes made to the allocation of the purchase consideration in the 2012 first quarter increased net income previously reported by $10.9 million and $18.0 million for the three and nine months ended September 30, 2011, respectively. The increases to net income were primarily due to a decrease in mineral interests depletion during the periods. The following table

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

summarizes the Company's recast and previously reported three and nine months ended September 30, 2011 Condensed Consolidated Statements of Operations amounts (in thousands):

	Recast September 30, 2011(1)	September 30, 2011(2)
For the three months ended:
Sales	$683,730	$685,052
Cost of sales (exclusive of depreciation and depletion)	420,690	425,487
Depreciation and depletion	57,144	63,046
Operating income	158,027	148,650
Income before income tax expense	117,282	107,905
Income tax expense	30,202	31,684
Net income	$87,080	$76,221
Net income per share:
Basic	$1.40	$1.22

Diluted	$1.39	$1.21

For the nine months ended:
Sales	$1,854,892	$1,858,343
Cost of sales (exclusive of depreciation and depletion)	1,105,224	1,106,008
Depreciation and depletion	157,972	180,830
Operating income	442,257	422,066
Income before income tax expense	390,728	370,537
Income tax expense	107,382	105,145
Net income	$283,346	$265,392
Net income per share:
Basic	$4.75	$4.45

Diluted	$4.72	$4.43

(1)
As presented in the September 30, 2012 condensed financial statements herein.

(2)
As previously presented in the condensed consolidated financial statements in the Company's Form 10-Q for the three and nine months ended September 30, 2011.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 2—Acquisition (Continued)

        The following table summarizes the Company's recast and previously reported September 30, 2011 Condensed Consolidated Statement of Cash Flows amounts (in thousands):

	For the nine months ended September 30,
	Recast 2011(1)	2011(2)
Net Income	$283,346	$265,392
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and depletion	$157,972	$180,830
Deferred income tax credit	$(16,901)	$(19,138)
Other	$8,349	$29,098
Decrease (increase) in current assets, net of effect of business acquisitions:
Inventories	$21,856	$(1,560)

(1)
As presented in the September 30, 2012 condensed consolidated financial statements herein.

(2)
As previously presented in the condensed consolidated financial statements in the Company's Form 10-Q for the nine months ended September 30, 2011.

        The following tables summarize the purchase consideration, the preliminary purchase price allocation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the final purchase price allocation, and the applicable recast adjustments made upon finalization during the quarter ended March 31, 2012 (in thousands):

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

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

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

        Goodwill represents the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed. The factors that contribute to the recognition of goodwill include Western Coal's (i) historical cash flows and income levels, (ii) reputation in its markets, (iii) strength of its personnel, (iv) efficiency of its operations, and (v) future cash flows and income growth projections. Goodwill has been assigned to the Canadian and U.K. Operations segment and the U.S. Operations segment in the amounts of $992.4 million and $72.6 million, respectively. None of the goodwill is expected to be tax deductible. The Company incurred acquisition costs related to the purchase of approximately $6.1 million and $23.1 million during the three and nine months ended September 30, 2011, respectively. These costs were included in selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

        The unaudited supplemental pro forma information presented below includes the effects of the Western Coal acquisition as if it had been completed as of January 1, 2010, along with the effects of the recast adjustments described herein. The pro forma results include (i) the impact of certain estimated fair value adjustments, including additional estimated depreciation and depletion expense associated with the acquired mineral interests and property, plant and equipment and (ii) interest expense associated with debt used to fund the acquisition. Accordingly, the following unaudited pro forma financial information should not be considered indicative of either future results or results that might have occurred had the acquisition been consummated as of January 1, 2010 (in thousands):

For the nine months ended September 30, 2011
Revenues	$2,092,560
Net income	$338,106

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 3—Impairment charges

        During the third quarter of 2012, domestic and international metallurgical coal markets deteriorated due to an oversupply of coal as a result of a decline in steelmaking activity due to weak economic activity in Europe and Asia combined with the increased production of metallurgical coal as a result of the settlement of labor unrest issues in Australia. The changes to the near-term market outlook resulted in the Company reviewing its operating strategy and related capital investment projects. Based on this review, the Company decided to reduce capital spending for 2012 and 2013. The Company also decided to temporarily curtail mining operations at certain mines in its Canadian and U.K. Operations segment. In addition to these events, the overall macroeconomic environment has resulted in a significant decrease in the market price of our common stock.

        U.S. GAAP requires that a long-lived asset (or asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to the metallurgical coal market deterioration and management actions as described above, the Company determined that these factors could be potential indicators of impairment with respect to certain long-lived assets, including goodwill. Upon analysis, the Company determined that the undiscounted cash flows for potentially affected long-lived assets exceeded the carrying value and no further testing was necessary, except for a shale natural gas exploration project which was impaired. The Company also performed a separate interim goodwill impairment test as of July 31, 2012 and, as a result, an estimated goodwill impairment charge of $1.1 billion was recorded in the three months ended September 30, 2012 eliminating the entire carrying value of goodwill for two reporting units in the U.S. Operations segment and two reporting units in the Canadian and U.K. Operations segment. The goodwill impairment charge will not be finalized until the allocation of fair value of the reporting units to the underlying assets and liabilities contained within the individual reporting units is complete. The Company intends to finalize the goodwill impairment analysis in the fourth quarter of 2012.

        The valuation methodology utilized to estimate the fair value of the reporting units was performed using a market approach. The market approach is based on a guideline public company methodology. Under the guideline public company method, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company's reporting units were used to estimate the fair value of the reporting units. The valuation methodology utilized to allocate the estimated fair value of the reporting units to the underlying assets and liabilities contained within the individual reporting units for the goodwill impairment test was primarily based on an income approach. The income approach uses future discounted cash flow estimates in which future net cash flows projected to result from such assets, were discounted to present value using an appropriate after-tax weighted average cost of capital. The table below summarizes the impact of the goodwill impairment for the impacted reporting segments.

	Recast December 31, 2011	Impairments	Balance as of September 30, 2012
Goodwill, net:
U.S. Operations	$74,320	$(74,320)	$—
Canadian and U.K. Operations	992,434	(992,434)	—

Total goodwill	$1,066,754	$(1,066,754)	$—

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 3—Impairment charges (Continued)

        In connection with the evaluation of our operating projects and the global macroeconomic environment, management reviewed a shale natural gas exploration project that has not yet proved capable of providing commercially sufficient quantities of proven reserves to be economical. As a result of this review, management decided to indefinitely abandon the natural gas exploration project. The natural gas exploration project was accounted for under the successful efforts accounting method under U.S. GAAP. Under the successful efforts method, if a commercially sufficient quantity of proved reserves is not discovered, any previously capitalized exploratory costs associated with the drilling are expensed. Accordingly, the Company recorded a pre-tax charge of $40 million and an after tax charge of $25 million to write-off the capitalized exploratory costs associated with the natural gas exploration project.

Note 4—Discontinued Operations

        In 2008, the Company announced the permanent closure of the underground coal mine operations of Kodiak Mining Company, LLC ("Kodiak") due to high operational costs, difficult operating conditions and a challenging pricing environment for Kodiak's products. During the 2012 second quarter ended June 30, 2012, the Company divested the Kodiak assets and liabilities for cash proceeds of $9.5 million. The sale resulted in an after tax gain of $5.2 million that is presented as discontinued operations in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2012.

Note 5—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2012	Recast December 31, 2011
Coal	$289,407	$180,537
Raw materials and supplies	84,832	59,900

Total inventories	$374,239	$240,437

Note 6—Income Taxes

        The Company estimates its annual effective tax rate at the end of each interim reporting period which is typically used to record the provision for income taxes in the interim financial statements. Where the annual effective tax rate is not used, actual year-to-date financial results are used. In both cases, the tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company's interim period's income tax expense is comprised of two key elements: 1) estimated tax expense applying our annual effective tax rate to our year-to-date earnings, where deemed necessary calculating the interim tax rate, and 2) the tax effect of unusual or infrequent items that occur in the period. We estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the annual effective tax rate.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 6—Income Taxes (Continued)

        When projected taxable income for the full year is close to break-even, the annual effective tax rate may become volatile and could distort the income tax provision for an interim period. When this happens, the Company calculates the interim income tax provision or benefit using actual year-to-date financial results for certain jurisdictions. This method results in an income tax provision or benefit based solely on the year-to-date financial taxable income or loss for those jurisdictions.

        The Company recognized an income tax benefit of $28.0 million for the nine months ended September 30, 2012, compared to a tax provision of $107.4 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the Company determined the current year income tax provision for Canada, U.K. and West Virginia operations using actual year-to-date financial results as compared to the estimated annual effective tax rate method utilized in 2011 resulting in a tax benefit. The current year income tax provision for the Alabama operations continues to be based upon an estimated annual effective tax rate method. The decrease in income tax expense, as compared to 2011, is primarily due to the pretax operating loss for the nine months ended September 30, 2012 as compared to pretax operating income for the same period in 2011. The level of ordinary income in 2012 decreased substantially from 2011, leading to income tax benefits in excess of income tax expense. Additionally, the Company recorded an impairment charge on $1.1 billion of nondeductible goodwill during the nine months ended September 30, 3012. The loss generated from the impairment of goodwill is not deductible for income tax purposes.

        The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of September 30, 2012 because it intends to indefinitely reinvest such earnings outside the U.S. If this intent changes, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions. If foreign earnings were to be repatriated in the future, the related U.S. tax liability on such repatriation may be partially reduced by any foreign income taxes previously paid on these earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 7—Debt

        Debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011	Weighted Average Stated Interest Rate At September 30, 2012	Final Maturity
2011 term loan A	$854,674	$894,837	3.41%	2016
2011 term loan B	1,273,326	1,333,163	4.00%	2018
Revolving credit facility	158,601	10,000	4.22%	2016
Other(1)	60,940	87,715	Various	Various

Total debt	2,347,541	2,325,715
Less current debt	(69,327)	(56,695)

Total long-term debt	$2,278,214	$2,269,020

(1)
This balance includes capital lease obligations and an equipment financing agreement.

  2011 Credit Agreement

        On April 1, 2011, the Company entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. On June 28, 2012, the Company prepaid $100 million of the outstanding principal balances of the term loans. Due to the Company making prepayments on both the term loan A and term loan B facilities, the remaining balance of the term loan B facility is due upon maturity. The Revolver provides for operational needs and letters of credit. The Company's obligations under the 2011 Credit Agreement are secured by substantially all of the Company's domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that restrict but do not prevent the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans. The 2011 Credit Agreement also includes certain financial covenants that must be maintained.

  First Amendment

        On January 20, 2012, the Company entered into an amendment (the "First Amendment") to the 2011 Credit Agreement among the Company, the various lenders, and Morgan Stanley Senior

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 7—Debt (Continued)

Funding, Inc. as administrative agent. The First Amendment provides, among other things, an increase in the Revolver sublimit in Canada from $150 million to $275 million.

  Second Amendment

        On August 16, 2012, the Company entered into an amendment (the "Second Amendment") to the 2011 Credit Agreement among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and the other agents named therein, which provides, among other things:

  1)
  interest margins on the loans under the Credit Agreement increase by 0.25% once the total leverage ratio of the Company is greater than 3.25:1;

  2)
  the Company may subtract from total indebtedness, all unrestricted cash and cash equivalents in calculating its total leverage ratio;

  3)
  the Company may incur secured notes in lieu of secured credit facilities under the Company's incremental facility;

  4)
  an increase in the general investment basket to $325 million; and

  5)
  the total leverage ratio covenant is less restrictive, beginning with the fiscal quarter ending September 30, 2012 and each fiscal quarter thereafter for the remaining term of the Credit Agreement.

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR") plus a credit spread ranging from 225 to 325 basis points for the Revolver and term loan A and 275 to 325 basis points on the term loan B, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement, as amended. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at the Company's option. The commitment fee on the unused portion of the Revolver is 0.5% per year. As of September 30, 2012, the Revolver had $158.6 million in borrowings, with $49.6 million outstanding stand-by letters of credit and $166.8 million of availability for future borrowings.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 8—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,498	$1,291	$2,018	$1,827
Interest cost	3,129	3,144	7,253	6,206
Expected return on plan assets	(4,031)	(3,929)	—	—
Amortization of prior service cost (credit)	64	68	261	(240)
Amortization of net actuarial loss	2,313	2,063	3,681	1,971

Net periodic benefit cost	$2,973	$2,637	$13,213	$9,764

	Pension Benefits		Other Postretirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$4,494	$3,873	$6,054	$4,333
Interest cost	9,387	9,432	21,759	18,686
Expected return on plan assets	(12,093)	(11,787)	—	—
Amortization of prior service cost (credit)	192	204	783	(720)
Amortization of net actuarial loss	6,939	6,189	11,043	8,075
Settlement loss	—	1,716	—	—

Net periodic benefit cost	$8,919	$9,627	$39,639	$30,374

        The 2011 settlement loss shown above is related to the retirement of an executive of the Company and was included in selling, general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.

Note 9—Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss), changes in pension and other postretirement benefit plans, unrealized gains or losses on investments, gains or losses from the effect of cash flow hedges and foreign currency translation adjustments. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 9—Comprehensive Income (Loss) (Continued)

subsidiaries. The differences between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	For the three months ended September 30,
	2012	Recast 2011
Net income (loss)	$(1,061,956)	$87,080
Change in pension and other postretirement benefit plans, net of deferred taxes of $2.4 and $1.9 million, respectively	3,898	3,086
Change in foreign currency translation adjustment	3,132	835
Change in unrealized loss on hedges, net of deferred taxes of $0.3 million and $0.9 million, respectively	(545)	(1,434)
Change in unrealized loss on investments, net of deferred taxes of $0.0 million and $1.7 million, respectively	1,135	3,302

Comprehensive income (loss)	$(1,054,336)	$92,869

	For the nine months ended September 30,
	2012	Recast 2011
Net income (loss)	$(989,404)	$283,346
Change in pension and other postretirement benefit plans, net of deferred taxes of $7.3 and $5.6 million, respectively	11,693	9,320
Change in foreign currency translation adjustment	2,342	(266)
Change in unrealized loss on hedges, net of deferred taxes of $2.4 million and $1.3 million, respectively	(3,815)	(2,147)
Change in unrealized loss on investments	766	(1,192)

Comprehensive income (loss)	$(978,418)	$289,061

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 10—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except per share data):

	For the three months ended September 30,
	2012		Recast 2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(1,061,956)	$(1,061,956)	$87,080	$87,080

Denominator:
Average number of common shares outstanding	62,572	62,572	62,414	62,414
Effect of dilutive securities:
Stock awards and warrants(1)	—	—	—	345

	62,572	62,572	62,414	62,759

Net income (loss) per share	$(16.97)	$(16.97)	$1.40	$1.39

	For the nine months ended September 30,
	2012		Recast 2011
	Basic	Diluted	Basic	Diluted
Numerator:
Income (loss) from continuing operations	$(994,584)	$(994,584)	$283,346	$283,346

Income from discontinued operations	$5,180	$5,180	—	—

Denominator:
Average number of common shares outstanding	62,524	62,524	59,601	59,601
Effect of dilutive securities:
Stock awards and warrants(1)	—	—	—	370

	62,524	62,524	59,601	59,971

Income (loss) from continuing operations	$(15.91)	$(15.91)	$4.75	$4.72
Income from discontinued operations	0.09	0.09	—	—

Net income (loss) per share	$(15.82)	$(15.82)	$4.75	$4.72

(1)
Stock awards represent the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options outstanding for the three months ended September 30, 2012 and 2011 totaling 291,517 and 38,083, respectively,

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 10—Net Income (Loss) Per Share (Continued)

  and for the nine months ended September 30, 2012 and 2011 totaling 224,240 and 32,086, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Outstanding warrants entitle the holder to receive cash and shares of common stock upon exercise. All of the Company's outstanding stock warrants were exercised or expired during the second quarter of 2012.

  Note 11—Commitments and Contingencies

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 11—Commitments and Contingencies (Continued)

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

        During the second quarter of 2012, the IRS completed its audit of the Company's federal income tax returns for the years 2006 through 2008 and has proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and the Company responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in a prior Proof of Claim and include a proposed adjustment to a worthless stock deduction reported in the Company's 2008 federal income tax return. During the third quarter of 2012, the Company received notification from the IRS that the audit of the 2006 through 2008 tax years has been reopened for further development. In 2008, the Company recorded a benefit attributable to the worthless stock deduction of $167.0 million as a result of the deemed liquidation of its homebuilding business on December 31, 2008. The Company has evaluated all of the proposed adjustments, including the proposed adjustment related to the worthless stock deduction, and believes the tax filing positions have substantial merit.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 11—Commitments and Contingencies (Continued)

existing conditions that relate to past operations when the costs are probable and can be reasonably estimated.

Walter Coke, Inc.

        Walter Coke entered into a decree order in 1989 ("the Order") relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. A work plan was approved in 1994 and the Phase I investigations were conducted and completed between 1995 and 1999. Phase II investigations for the Chemical Plant/Coke Plant and Biological Treatment Facility and Sewers/Land Disposal Areas at the Walter Coke facility were performed in 2000 and 2001 and are complete. At the end of 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures. This EI effort was completed to assist the EPA in meeting goals set by the Government Performance Results Act ("GPRA") for RCRA by 2005. Walter Coke implemented the approved EI sampling plan in April 2005. The EPA approved and finalized the EI determinations for Walter Coke's Birmingham facility in September 2005. In an effort to refocus the RFI, the EPA approved technical comments on the Phase II RFI report and the report submitted as part of the EI effort. A Phase III work plan was submitted to the EPA during the first quarter of 2007. The EPA commented on the Phase III plan and Walter Coke responded. Subsequently, a meeting was held with the EPA during the third quarter of 2007 with the objective of finalization of the Phase III plan. Phase III sampling reports were submitted in March 2009 and June 2009. Beyond the scope of the Phase III activity performed in 2007 through 2009, additional requests by EPA expanded the scope of the project which required additional sampling and testing. In January 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. Subsequent to EPA's initial request and presentation of a residential sampling plan to EPA by Walter Coke, the plan was finalized and community involvement initiated, with sampling and testing commencing in July 2009. The results of this sampling and testing were submitted to the EPA for review in December 2009. In conjunction with the plan, Walter Coke agreed to remediate portions of 23 properties based on the 2009 sampling and that process was started in July 2011. As of September 30, 2012, Walter Coke had completed soil removal action at portions of 16 residential properties for which access agreements were obtained. Effective September 24, 2012, Walter Coke reached a new agreement with the EPA for continued environmental work on Walter Coke property. The new agreement updates and replaces the Order originally reached with EPA in 1989.

        In December 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under CERCLA, allowing other Potentially Responsible Parties (PRP's) to potentially be held responsible. However, the EPA is proceeding directly with the offsite sampling work and deferring any further enforcement actions or decisions, including evaluating whether Walter Coke or any other company is in fact a PRP, to a subsequent time.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 11—Commitments and Contingencies (Continued)

agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At September 30, 2012, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified, in accordance with the agreements reached and proposals that continue to be coordinated with the EPA to date. The amount of this accrual is not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. With the finalization of the RCRA order, the Company will engage in corrective measures studies over the next 24 months which will facilitate definition of remediation activities that will be required on its site. Additionally, pending EPA's sampling activities in the neighborhoods and identification of PRP's, the Company at this time is unable to reasonably estimate the cost of offsite remediation activities that may be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to results of operations in a future reporting period.

        The Company and Walter Coke were named in a suit filed by Louise Moore on April 26, 2011 (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the companies and/or their predecessors. This action is still in the early stages of litigation. On June 6, 2011, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Based on initial evaluation, management believes that both procedural and substantive defenses are available to the Company and Walter Coke intends to vigorously defend this matter. No specific dollar value has been claimed in the suit's demand for monetary damages. On June 20, 2011, Walter Coke filed a Motion to Dismiss the amended complaint which was heard on October 28, 2011. On September 28, 2012, the Court issued a memorandum opinion and order granting in part and denying in part the motion. In partially granting Walter Coke's motion, the Court held that the plaintiff's claim for injunctive relief was not valid and that class action-related claims must be dismissed (with leave to re-plead) due to an improperly defined class. In partially ruling for the plaintiff, the Court held that at the pleading stage the plaintiff's claims could not be dismissed on rule of repose grounds or due to insufficient pleading. The plaintiff filed an amended complaint on October 29, 2012.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 11—Commitments and Contingencies (Continued)

European Operations (collectively the "Individual Defendants"). The complaints were filed by Peter Rush and Michael Carney, purported shareholders of Walter Energy who each seek to represent a class of Walter Energy shareholders who purchased common stock between April 20, 2011 and September 21, 2011.

        These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claim violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead Plaintiffs filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter, in addition to the previously named defendants. Walter Energy and the other named defendants believe that there is no merit to the claims alleged and intend to vigorously defend these actions.

        On February 7, 2012, a shareholder derivative lawsuit was filed in the 10th Judicial Circuit of Alabama (Israni v. Clark et al.). On February 10, 2012, a second shareholder derivative suit was filed in the same court (Himmel v. Scheller et al.), and on February 16, 2012 a third derivative suit was filed (Walters v. Scheller et al.). All three complaints name as defendants the Company's current Board of Directors, Keith Calder and Neil Winkelmann. The Company is named as a nominal defendant in each complaint. The three complaints allege similar facts to those alleged in the Rush complaint. The complaints variously assert state law claims for breaches of fiduciary duties for alleged failures to maintain internal controls and to properly manage the Company, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control. The three derivative actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct. On April 11, 2012, the Court consolidated these shareholder derivative suits. Walter Energy thereafter entered into a stipulation with the lead plaintiffs in the consolidated derivative suit, pursuant to which all proceedings in the derivative action were stayed pending the filing of the consolidated amended complaint in the class action. On September 19, 2012, lead plaintiffs filed a consolidated shareholder derivative complaint. Plaintiffs have agreed to stay the action pending resolution of Walter's motion to dismiss in the putative securities class action.

        On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (Makohin v. Clark, et al.). On September 27, 2012 a second shareholder derivative lawsuit was filed in the same court (Sinerius v. Beatty, et al.) Both complaints name as defendants the Company's current Board of Directors and Keith Calder. The Company is named as a nominal defendant in each complaint. These complaints, like the state court derivative claims, allege similar facts to those alleged in the Rush complaint. The Makohin complaint asserts state law claims for breaches of fiduciary duties and unjust enrichment, while the Sinerius complaint asserts these same

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 11—Commitments and Contingencies (Continued)

claims as well as claims for abuse of control and gross mismanagement. Both actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct and restitution from defendants of all profits, benefits and other compensation that they wrongfully obtained.

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

        The plaintiff's oppression claims are advanced in respect of Western Coal's security holders in the period between April 26, 2007 and July 13, 2009. The claims are that the defendants caused Western Coal to enter into transactions that had a dilutive effect on the interests of its shareholders. The damages associated with these alleged dilutive effects have not been developed or quantified.

        The plaintiff's motions to proceed with securities claims and also to certify the securities and oppression claims as class actions were argued in June 2012. The court dismissed each of these motions on September 14, 2012. The Company intends to seek reimbursement of the costs incurred in responding to the plaintiff's claims. The plaintiff has appealed.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 11—Commitments and Contingencies (Continued)

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

Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to have a material adverse effect on the Company's consolidated financial statements.

Note 12—Derivative Financial Instruments

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

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 12—Derivative Financial Instruments (Continued)

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

Natural Gas Hedge

        Revenues derived from the sale of natural gas are subject to volatility based on changes in market prices. In order to reduce the risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas sales beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement hedged approximately 35% of anticipated natural gas sales from July 2011 until June 2012. The hedge was settled upon maturity and was accounted for as a cash flow hedge. The Company did not have any commodity hedges outstanding at September 30, 2012.

        The following table presents the fair values of the Company's derivative instruments as well as the classification on the Condensed Consolidated Balance Sheets (in thousands). See Note 13 for additional information related to the fair values of our derivative instruments.

	September 30, 2012	December 31, 2011
Asset derivatives designated as cash flow hedging instruments:
Natural gas hedge(1)	$—	$4,050
Interest rate cap(2)	22	432

Total asset derivatives	$22	$4,482

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(3)	$7,419	$5,683

Total liability derivatives	$7,419	$5,683

(1)
Included within other current assets at December 31, 2011.

(2)
$12,000 and $143,000 is included in other current assets and $10,000 and $289,000 is included in other long-term assets within the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively.

(3)
$4.0 million and $1.8 million is included within other current liabilities and $3.4 million and $3.9 million is included within other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 12—Derivative Financial Instruments (Continued)

        The following tables present the gains and losses from derivative instruments for the three and nine months ended September 30, 2012 and 2011 and their location within the condensed consolidated financial statements (in thousands). The Company utilizes only cash flow hedges that are considered highly effective.

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income to earnings, net of tax(1)(2)		Ineffective portion of Gain (loss) recognized in earnings
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Derivatives designated as cash flow hedging instruments	2012	2011	2012	2011	2012	2011
Natural gas hedges	$—	$464	$—	$520	$—	$—
Interest rate swaps	9	(4,008)	(518)	(45)	—	—
Interest rate cap	(36)	1,635	—	—	—	—

Total	$(27)	$(1,909)	$(518)	$475	$—	$—

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income to earnings, net of tax(1)(2)		Ineffective portion of Gain (loss) recognized in earnings
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedging instruments	2012	2011	2012	2011	2012	2011
Natural gas hedges	$(5,798)	$1,245	$3,279	$520	$—	$—
Interest rate swaps	502	(4,068)	(1,543)	(139)	—	—
Interest rate cap	(255)	295	—	—	—	—

Total	$(5,551)	$(2,528)	$1,736	$381	$—	$—

(1)
Natural gas hedge amounts recorded in miscellaneous income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)
Interest rate swap amounts recorded in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Note 13—Fair Value of Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy has been established for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 13—Fair Value of Financial Instruments (Continued)

categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets and liabilities;
Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and
Level 3:	Unobservable inputs that are supported by little or no market data which require the reporting entity to develop its own assumptions.

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	September 30, 2012
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$22	$—	$22

Total assets	$—	$22	$—	$22

Liabilities:
Interest rate swaps	$—	$7,419	$—	$7,419

Total liabilities	$—	$7,419	$—	$7,419

	December 31, 2011
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Equity securities, trading	$12,369	$—	$—	$12,369
Equity securities, available-for-sale	12,099	—	—	12,099
Interest rate cap	—	432	—	432
Natural gas hedge	—	4,050	—	4,050

Total assets	$24,468	$4,482	$—	$28,950

Liabilities:
Interest rate swaps	$—	$5,683	$—	$5,683

Total liabilities	$—	$5,683	$—	$5,683

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 13—Fair Value of Financial Instruments (Continued)

        Below is a summary of the Company's valuation techniques for Level 1 and Level 2 financial assets and liabilities:

        Equity securities—Changes in the fair value of trading securities are recorded in other income (loss) and determined using observable market prices. For the nine months ended September 30, 2012, a loss of $12.4 million was recorded related to trading securities held at the reporting date. Realized losses of $1.6 million on the sale of available-for-sale securities were recorded in other income (loss) during the nine months ended September 30, 2012 and determined using the specific identification method.

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

        Debt—Debt associated with the Company's 2011 term loan A and term loan B in the amount of $854.7 million and $1.273 billion, respectively, at September 30, 2012 and $894.8 million and $1.333 billion, respectively, at December 31, 2011 is carried at cost. Debt associated with the Company's revolving credit facility in the amount of $158.6 million at September 30, 2012 and $10.0 million at December 31, 2011 is carried at cost. The estimated fair value of the Company's term loan A, term loan B and Revolver was $848.0 million, $1.267 billion and $147.5 million at September 30, 2012, respectively, and $880.6 million, $1.319 billion and $9.7 million at December 31, 2011, respectively, based on similar transactions and yields in an active market for similarly rated debt (Level 2).

Note 14—Segment Information

        The Company's reportable segments are strategic business units arranged geographically with separate management teams. The business units have been aggregated into three reportable segments following the April 1, 2011 Western Coal acquisition described in Note 2. These reportable segments are U.S. Operations, Canadian and U.K. Operations, and Other. Both the U.S. Operations and Canadian and U.K. Operations reportable segments primary business is that of mining and exporting metallurgical coal for the steel industry. The U.S. Operations segment includes Walter Energy's historical operating segments of Underground Mining, Surface Mining and Walter Coke as well as the results of the West Virginia mining operations acquired through the acquisition of Western Coal. The Canadian and U.K. Operations segment includes the results of the mining operations located in Northeast British Columbia (Canada) and South Wales (United Kingdom). The Other segment primarily includes corporate activities and expenditures.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 14—Segment Information (Continued)

        The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company evaluates performance primarily based on operating income of the respective business segments.

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended September 30,
	2012	Recast 2011
Revenues:
U.S. Operations	$483,615	$471,155
Canadian and U.K. Operations	127,905	217,334
Other	454	258

Total Revenues	$611,974	$688,747

Segment operating income (loss):
U.S. Operations	$(22,228)	$120,078
Canadian and U.K. Operations	(1,036,690)	52,361
Other	(12,847)	(14,412)

Total operating income (loss)	(1,071,765)	158,027
Less interest expense, net	(30,432)	(27,602)
Other income (loss)	(943)	(13,143)

Income (loss) before income tax expense	(1,103,140)	117,282
Income tax expense (benefit)	(41,184)	30,202

Net income (loss)	$(1,061,956)	$87,080

Impairment charges:
U.S. Operations	$(114,281)	$—
Canadian and U.K. Operations	(992,434)	—
Other	—	—

Total	$(1,106,715)	$—

Depreciation and depletion:
U.S. Operations	$44,789	$43,546
Canadian and U.K. Operations	37,305	13,408
Other	466	190

Total	$82,560	$57,144

Capital expenditures:
U.S. Operations	$41,670	$41,435
Canadian and U.K. Operations	43,419	115,426
Other	195	99

Total	$85,284	$156,960

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 14—Segment Information (Continued)

	For the nine months ended September 30,
	2012	Recast 2011
Revenues:
U.S. Operations	$1,402,526	$1,390,171
Canadian and U.K. Operations	515,901	476,552
Other	2,684	1,629

Total Revenues	$1,921,111	$1,868,352

Segment operating income (loss):
U.S. Operations	$191,998	$432,184
Canadian and U.K. Operations	(1,074,924)	71,161
Other	(36,790)	(61,088)

Total operating income (loss)	(919,716)	442,257
Less interest expense, net	(88,985)	(62,889)
Other income (loss)	(13,855)	11,360

Income (loss) from continuing operations before income tax expense	(1,022,556)	390,728
Income tax expense (benefit)	(27,972)	107,382

Income (loss) from continuing operations	$(994,584)	$283,346

Impairment charges:
U.S. Operations	$(114,281)	$—
Canadian and U.K. Operations	(992,434)	—
Other	—	—

Total	$(1,106,715)	$—

Depreciation and depletion:
U.S. Operations	$130,635	$110,750
Canadian and U.K. Operations	91,976	46,651
Other	901	571

Total	$223,512	$157,972

Capital expenditures:
U.S. Operations	$121,633	$126,543
Canadian and U.K. Operations	205,776	166,837
Other	3,931	(3)

Total	$331,340	$293,377

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

Note 14—Segment Information (Continued)

	September 30, 2012	Recast December 31, 2011
Identifiable assets:
U.S. Operations	$1,274,750	$1,118,451
Canadian and U.K. Operations	4,103,172	5,021,521
Other	469,979	716,536

Total	$5,847,901	$6,856,508

Note 15—Subsequent Events

        On October 29, 2012, the Company entered into another amendment (the "Third Amendment") to the 2011 Credit Agreement, as amended, among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and the other agents named therein, which provides, among other things:

  1)
  interest margins on the loans under the Credit Agreement increase by 1.25-1.50% from their existing levels and the leverage ratios at which the interest rate margins step down shall be increased;

  2)
  interest margins on the loans under the Credit Agreement will increase by an additional 0.25% if senior unsecured notes in an aggregate principal amount of not less than $500 million are not incurred by April 29, 2013;

  3)
  permitted acquisitions and unlimited unsecured debt are subject to compliance with a 4.50:1.0 total leverage ratio;

  4)
  additional flexibility to incur up to an additional $1 billion of senior unsecured notes; provided that a minimum of 50% of the proceeds from any such offering are used to repay the term loans under the 2011 Credit Agreement, as amended;

  5)
  total leverage ratio covenant and the interest coverage covenant levels are modified; and

  6)
  if the Company incurs senior unsecured notes in an aggregate principal amount of not less than $500 million, the total leverage ratio covenant will be replaced with a secured leverage ratio covenant and the interest coverage covenant levels will be decreased.

        All other terms of the Credit Agreement, including the aggregate principal amount that may be borrowed thereunder, remain substantially unchanged.

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

  •
  Global economic crisis;

  •
  Market conditions beyond our control;

  •
  Prolonged decline in the price of coal;

  •
  Decline in global coal or steel demand;

  •
  Prolonged or dramatic shortages or difficulties in coal production;

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

  •
  Greater than anticipated costs incurred for compliance with environmental liabilities or limitations on our abilities to produce or sell coal;

  •
  Our ability to attract and retain key personnel;

  •
  Future regulations that increase our costs or limit our ability to produce coal;

  •
  New laws and regulations to reduce greenhouse gas emissions that impact the demand for our coal reserves;

  •
  Adverse rulings in current or future litigation;

  •
  Inability to access needed capital;

  •
  Availability of licenses, permits, and other authorizations may be subject to challenges;

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

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Walter and its subsidiaries, particularly Note 14 of "Notes to Condensed Consolidated Financial Statements," which provides our revenues and operating income by reportable segment.

        As fully discussed in Note 2 to the "Notes to Condensed Consolidated Financial Statements," on April 1, 2011 we completed the acquisition of Western Coal Corp. ("Western Coal"). The accompanying summary operating results include the results of operations of Western Coal since April 1, 2011.

        Certain previously reported December 31, 2011 Condensed Consolidated Balance Sheet balances, three and nine months ended September 30, 2011 Condensed Consolidated Statements of Operations and Comprehensive Income balances and nine months ended September 30, 2011 Condensed Consolidated Statement of Cash Flows balances have been recast to include the effects of finalizing the allocation of the Western Coal purchase price. See Note 2 to the "Notes to Condensed Consolidated Financial Statements" for further information.

OUTLOOK AND STRATEGIC INITIATIVES

Industry Overview

        The weak global economy has resulted in lower steel production and lowered demand for metallurgical coal. Also, the settlement of a labor dispute in Australia has increased supply of metallurgical coal. The resulting supply-demand imbalance has reduced the benchmark for high quality coals from $225 in the third quarter to $170 in the fourth quarter with spot market pricing considerably lower than the benchmark. Recently, there have been announcements of significant reductions in production, which should help reduce overall supply. These actions are already beginning to improve the supply and demand balance, although we have not as of yet seen significant improvement in demand.

        Despite the short-term challenges discussed above, we believe the long-term demand for metallurgical coal within all of our geographic markets is anticipated to be strong as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal, which is a limited commodity. As such, we are focused on the long-term metallurgical coal market as we anticipate strong long-term demand for the high-quality metallurgical coals we produce.

2012 Business Outlook

        The challenges to the short-term market outlook discussed above resulted in the Company reviewing its operating strategy and related projects. As part of the review it was decided that the Company would reduce planned capital spending for the remainder of 2012 as well as that proposed for 2013. As a result, on August 1, 2012 the Company announced plans to reduce 2012 capital spending to approximately $400 million and on November 5, 2012 announced a preliminary 2013 capital expenditures target of approximately $220 million.

        Additionally, as a result of the current weak backdrop in demand, we are reducing production at two of our three Canadian mines in the fourth quarter, in the U.S. reducing production at the Maple mine, finalizing the Brule transition and making plans to reduce inventory while we await better market conditions. We also are taking steps to reduce growth spending in our Canadian and U.K. Operations segment and filed a proposal to place the mine development of the U.K. project on hold until market conditions improve.

        Due to the above factors and actions taken, we expect 2012 metallurgical coal production to be near the low end of our guidance of 11.5 million to 13.0 million metric tons, of which an estimated approximately 75% will be hard coking coal and the remainder will be low-volatile pulverized coal injection ("PCI") coal.

Acquisition of Western Coal

        On April 1, 2011 we completed the acquisition of Western Coal for a total purchase price of approximately $3.7 billion. In connection with the acquisition we acquired high quality metallurgical coal mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal mines located in West Virginia (United States), and a high quality anthracite coal mine in South Wales (United Kingdom). The acquisition of Western Coal transformed the Company into the leading, publicly traded 'pure-play' metallurgical coal producer in the world with strategic access to historic high-growth steel-producing countries in Asia, South America and Europe. We have significant reserves available for future production, the majority of which is high demand metallurgical coal, with a diverse geographical footprint.

        As a result of the planned reductions in capital spending, the Company's plans to reduce mining production at certain mines in our U.S. Operations and Canadian and U.K. Operations segments and the significant decrease in our common stock price, the Company evaluated the potential impact of these factors on the carrying value of certain long-lived assets, including goodwill. Upon analysis, the Company determined that the undiscounted cash flows for potentially affected long-lived assets exceeded the carrying value and no further testing was necessary, except for a shale natural gas exploration project which was impaired. The Company also performed a separate interim goodwill impairment test as of July 31, 2012 and, as a result, an estimated goodwill impairment charge of $1.1 billion was recorded in the three months ended September 30, 2012 eliminating the entire carrying value of goodwill for two reporting units in the U.S. Operations segment and two reporting units in the Canadian and U.K. Operations segment. The goodwill impairment charge will not be finalized until the allocation of fair value of the reporting units to the underlying assets and liabilities contained within the individual reporting units is complete. The Company intends to finalize the goodwill impairment analysis in the fourth quarter of 2012.

        We test goodwill for impairment using a fair value approach at the reporting unit level. We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit determined in step one is lower than its carrying value, we proceed to step two, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill at a reporting unit, we assigned the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of carrying value of goodwill over its implied fair value at a reporting unit is recorded as impairment.

        The valuation methodology utilized to estimate the fair value of the reporting units in step one was performed using a market approach. The market approach is based on a guideline public company methodology. Under the guideline public company method, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company's reporting units were used to estimate the fair value of the reporting units.

        The valuation methodology utilized to allocate the estimated fair value of the reporting units to the underlying assets and liabilities contained within the individual reporting units in step two of the goodwill impairment test was primarily based on an income approach. The income approach is dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of the underlying assets and liabilities contained within the individual reporting units. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be received for our coal. If actual coal prices are less than our expectations, it could have a material impact on the fair value of the underlying assets and liabilities contained within the individual reporting units. Our forecasts of costs to produce coal are based on our operating forecasts. If actual costs are higher, it could have a material impact on the fair value of the underlying assets and liabilities contained within the individual reporting units. For additional details of the impairment charge see Note 3 of "Notes to Condensed Consolidated Financial Statements".

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended September 30, 2012 and 2011

	For the three months ended September 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$485,720	$126,790	$—	$612,510
Miscellaneous income (loss)	(2,105)	1,115	454	(536)

Revenues	483,615	127,905	454	611,974
Cost of sales (exclusive of depreciation and depletion)	320,716	128,049	—	448,765
Depreciation and depletion	44,789	37,305	466	82,560
Selling, general and administrative	12,732	6,807	12,947	32,486
Postretirement benefits	13,325	—	(112)	13,213
Impairment charges	114,281	992,434	—	1,106,715

Operating (loss)	$(22,228)	$(1,036,690)	$(12,847)	(1,071,765)

Interest expense, net				(30,432)
Other loss				(943)
Income tax benefit				41,184

Net loss				$(1,061,956)

	For the three months ended September 30, 2011 Recast
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$468,735	$214,861	$134	$683,730
Miscellaneous income	2,420	2,473	124	5,017

Revenues	471,155	217,334	258	688,747
Cost of sales (exclusive of depreciation and depletion)	280,483	140,008	199	420,690
Depreciation and depletion	43,546	13,408	190	57,144
Selling, general and administrative	16,944	11,557	14,621	43,122
Postretirement benefits	10,104	—	(340)	9,764
Impairment charges	—	—	—	—

Operating income (loss)	$120,078	$52,361	$(14,412)	158,027

Interest expense, net				(27,602)
Other loss				(13,143)
Income tax expense				(30,202)

Net income				$87,080

	Dollar variance for the three months ended September 30, 2012 versus 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$16,985	$(88,071)	$(134)	$(71,220)
Miscellaneous income (loss)	(4,525)	(1,358)	330	(5,553)

Revenues	12,460	(89,429)	196	(76,773)
Cost of sales (exclusive of depreciation and depletion)	40,233	(11,959)	(199)	28,075
Depreciation and depletion	1,243	23,897	276	25,416
Selling, general and administrative	(4,212)	(4,750)	(1,674)	(10,636)
Postretirement benefits	3,221	—	228	3,449
Impairment charges	114,281	992,434	—	1,106,715

Operating income (loss)	$(142,306)	$(1,089,051)	$1,565	(1,229,792)

Interest expense, net				(2,830)
Other income (loss)				12,200
Income tax benefit (expense)				71,386

Net income (loss)				$(1,149,036)

Summary of Third Quarter Consolidated Results of Operations

        Our net loss for the three months ended September 30, 2012 was $1.1 billion, or $16.97 per diluted share, which compares to income of $87.1 million, or $1.39 per diluted share for the three months ended September 30, 2011. The net loss is primarily due to a goodwill impairment charge of $1.1 billion and an impairment of a capitalized shale natural gas exploratory project of $40.0 million pre-tax and $25 million after tax as well as lower metallurgical coal pricing and reduced sales volume. Earnings before interest expense, interest income, income taxes, depreciation, depletion and amortization ("EBITDA") for the third quarter of 2012 decreased $1.2 billion as compared to the third quarter of 2011 due to the impairment charges. A reconciliation of net income to EBITDA is presented in the Liquidity and Capital Resources section below.

        Revenues for the three months ended September 30, 2012 were $612.0 million, representing a decrease of $76.8 million from $688.7 million in the same period in 2011. The decrease in revenues was primarily due to a decrease in metallurgical coal pricing due to weaker worldwide demand.

        Cost of sales, exclusive of depreciation and depletion, increased $28.1 million to $448.8 million as compared to the third quarter of 2011 and was primarily the result of increased hard coking coal sales volumes, partially offset by a reduction in the average cost per ton.

        Selling, general and administrative expense decreased $10.6 million to $32.5 million, as compared to $43.1 million in the third quarter of 2011, primarily attributable to non-recurring professional, legal, and severance expenses incurred with the acquisition of Western Coal and the relocation of our corporate headquarters from Tampa, FL to Birmingham, AL in the third quarter of 2011.

        The $0.9 million and $13.1 million other loss for the three months ended September 30, 2012 and 2011, respectively, is primarily attributable to losses on the sale and remeasurement to fair value of equity investments.

        The Company recognized an income tax benefit of $41.2 million for the three months ended September 30, 2012, compared to a tax provision of $30.2 million for the three months ended September 30, 2011. In the current quarter, the Company determined the current year income tax provision for Canada, U.K. and West Virginia operations using actual year-to-date financial results as compared to the estimated annual effective tax rate method utilized in 2011 resulting in a tax benefit.

The current year income tax provision for the Alabama operations continues to be based on an estimated annual effective tax rate method. The decrease in income tax expense as compared to 2011 is primarily due to the pretax operating loss for the three months ended September 30, 2012 as compared to pretax operating income for the same period in 2011. The level of ordinary income in 2012 decreased substantially from 2011, leading to income tax benefits in excess of income tax expense. Additionally, the Company recorded a preliminary impairment charge on $1.1 billion of nondeductible goodwill during the three months ended September 30, 3012. The loss generated from the impairment of goodwill is not deductible for income tax purposes.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 1.9 million metric tons for the three months ended September 30, 2012 compared to 1.2 million metric tons during the same period in 2011. Our hard coking coal production totaled 1.7 million metric tons in the third quarter of 2012, an increase of 31.7% from the same period in the prior year as a result of higher production at the Alabama underground operations that resulted from improved mining conditions. The average selling price of hard coking coal in the third quarter of 2012 was $196.41 per metric ton, representing a 25.0% decrease from the average selling price of $261.76 per metric ton for the same period in 2011. The decrease in the average selling price of hard coking coal reflects current weaker market conditions.

        Thermal coal sales totaled 0.9 million metric tons for the three months ended September 30, 2012 compared to 1.3 million metric tons during the same period in 2011. The average selling price of thermal coal for the third quarter of 2012 was $67.00 per metric ton, down 5.9% from the average selling price of $71.17 per metric ton for the same period in 2011. The decrease in thermal coal sales volumes and prices during the 2012 third quarter as compared to the same period last year was attributable to the continued softening of demand for thermal coal, offset in part by the majority of our thermal coal being sold under long-term price and volume contracts. Thermal coal production totaled 0.8 million metric tons for the three months ended September 30, 2012, as compared to 1.3 million metric tons during the same period in 2011. The decrease in production was primarily due to lower production at our West Virginia operations as a result of idling a thermal coal surface mine in the second quarter of 2012 due to the lower demand and prices.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended September 30,
	2012	2011
Tons of hard coking coal sold(1) (in thousands)	1,880	1,232
Tons of hard coking coal produced (in thousands)	1,721	1,307
Average hard coking coal selling price(1) (per metric ton)	$196.41	$261.76
Tons of thermal coal sold (in thousands)	927	1,302
Tons of thermal coal produced (in thousands)	805	1,329
Average thermal coal selling price (per metric ton)	$67.00	$71.17

(1)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $483.6 million for the three months ended September 30, 2012, representing an increase of $12.5 million from the same period last year. The increase in revenues during the third quarter of 2012 as compared to the 2011 third quarter was primarily attributable to higher hard coking coal sales volumes at the Alabama underground operations as mining conditions improved compared to that of the third quarter 2011, partially offset by the decline in the average selling price of both hard coking and thermal coal.

        Cost of sales, exclusive of depreciation and depletion, in our U.S. Operations segment increased $40.2 million to $320.7 million as compared to the 2011 third quarter. The increase in cost of sales was primarily attributable to the increase in hard coking coal sales volumes and an increase in the proportion of sales from Alabama Mine No. 4, which has higher production costs than Alabama Mine No. 7. Mine No. 4 not only represented a greater proportion of third quarter sales, it also represented a slightly greater proportion of third quarter production, as Mine No. 7 had one week of miners' vacations during the period. These increases in cost of sales were partially offset by lower cost of sales for the West Virginia operations due to idling a thermal coal surface mine during the second quarter of 2012.

        Our U.S. Operations segment reported an operating loss of $22.2 million for the three months ended September 30, 2012, compared to operating income of $120.1 million in the same period in 2011. The $142.3 million decrease in operating income was primarily due to a goodwill impairment charge of $74.3 million, an asset impairment of a capitalized shale natural gas exploratory project of $40.0 million, and reduced coal selling prices.

  Canadian and U.K. Operations

        Metallurgical coal sales for the three months ended September 30, 2012 totaled 303,000 metric tons of hard coking coal at an average selling price of $204.82 per metric ton and 440,000 metric tons of low-volatile PCI coal at an average selling price of $160.37 per metric ton. Metallurgical coal sales in the third quarter of 2011 totaled 356,000 metric tons of hard coking coal at an average selling price of $266.81 per metric ton and 565,000 metric tons of low-volatile PCI coal at an average selling price of $213.13. The declines in sales volume and the average selling price of hard coking coal and low-volatile PCI coal reflect the current weak worldwide demand.

        Our Canadian and U.K. Operations segment produced a total of 641,000 metric tons of hard coking coal and 963,000 metric tons of low-volatile PCI in the third quarter of 2012. During the third quarter of 2011 the Canadian and U.K. Operations segments produced 371,000 metric tons of hard coking coal and 587,000 metric tons of low-volatile PCI. The increase in hard coking coal and low-volatile PCI is primarily due to significant improvements in productivity from both the Wolverine and Brule mines. Further, the production of hard coking coal and low-volatile PCI coal production was adversely impacted by challenging weather conditions and delays in the issuance of mining permits in the third quarter of 2011. The Willow Creek mine produced approximately 90,000 metric tons of low-volatile hard coking coal and 198,000 tons of low-volatile PCI in the third quarter of 2012. The premium low-volatile hard coking coal produced at the Willow Creek mine is similar in quality to that of Mine No. 7 in Alabama. In addition, we virtually completed the investment for the Willow project during the third quarter of 2012.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended September 30,
	2012	2011
Tons of hard coking coal sold (in thousands)	303	356
Tons of hard coking coal produced (in thousands)	641	371
Average hard coking coal selling price (per metric ton)	$204.82	$266.81
Tons of low-volatile PCI coal sold (in thousands)	440	565
Tons of low-volatile PCI coal produced (in thousands)	963	587
Average low-volatile PCI coal selling price (per metric ton)	$160.37	$213.13
Tons of thermal coal sold (in thousands)	10	35
Tons of thermal coal produced (in thousands)	9	30
Average thermal coal selling price (per metric ton)	$117.55	$115.07

        Our Canadian and U.K. Operations segment reported revenues of $127.9 million for the third quarter of 2012, a decrease of $89.4 million from the same period last year. The decrease in revenues during the third quarter of 2012 as compared to the 2011 third quarter was attributable to a decline in the average selling price and sales volumes of hard coking coal and low-volatile PCI coal.

        Cost of sales, exclusive of depreciation and depletion, in our Canadian and U.K. Operations segment for the three months ended September 30, 2012 decreased $12.0 million to $128.0 million as compared to the 2011 third quarter. The decrease in cost of sales was primarily attributable to a decrease in hard coking coal and low-volatile PCI coal sales volumes. At the end of October 2012, we transitioned the Brule mine from a contractor-operated mine to an owner-operated mine and we expect this transition will provide additional cost reductions and efficiencies going forward.

        Our Canadian and U.K. Operations segment reported an operating loss of $1.0 billion for the three months ended September 30, 2012 as compared to operating income of $52.4 million for the same period in 2011. The operating loss for the quarter was primarily due to a goodwill impairment charge of $992.4 million combined with lower average selling prices and lower sales volumes for hard coking and low-volatile PCI coal.

 Summary Operating Results for the
Nine Months Ended September 30, 2012 and 2011

	For the nine months ended September 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$1,388,773	$519,335	$305	$1,908,413
Miscellaneous income (loss)	13,753	(3,434)	2,379	12,698

Revenues	1,402,526	515,901	2,684	1,921,111
Cost of sales (exclusive of depreciation and depletion)	888,121	477,708	554	1,366,383
Depreciation and depletion	130,635	91,976	901	223,512
Selling, general and administrative	37,515	28,707	38,356	104,578
Postretirement benefits	39,976	—	(337)	39,639
Impairment charges	114,281	992,434	—	1,106,715

Operating income (loss)	$191,998	$(1,074,924)	$(36,790)	(919,716)

Interest expense, net				(88,985)
Other loss				(13,855)
Income tax benefit				27,972

Loss from continuing operations				$(994,584)

	For the nine months ended September 30, 2011 Recast
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$1,383,839	$470,303	$750	$1,854,892
Miscellaneous income	6,332	6,249	879	13,460

Revenues	1,390,171	476,552	1,629	1,868,352
Cost of sales (exclusive of depreciation and depletion)	772,963	330,914	1,347	1,105,224
Depreciation and depletion	110,750	46,651	571	157,972
Selling, general and administrative	42,880	27,826	61,819	132,525
Postretirement benefits	31,394	—	(1,020)	30,374

Operating income (loss)	$432,184	$71,161	$(61,088)	442,257

Interest expense, net				(62,889)
Other income				11,360
Income tax expense				(107,382)

Income from continuing operations				$283,346

	Dollar variance for the nine months ended September 30, 2012 versus 2011
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$4,934	$49,032	$(445)	$53,521
Miscellaneous income (loss)	7,421	(9,683)	1,500	(762)

Revenues	12,355	39,349	1,055	52,759
Cost of sales (exclusive of depreciation and depletion)	115,158	146,794	(793)	261,159
Depreciation and depletion	19,885	45,325	330	65,540
Selling, general and administrative	(5,365)	881	(23,463)	(27,947)
Postretirement benefits	8,582	—	683	9,265
Impairment charges	114,281	992,434	—	1,106,715

Operating income (loss)	$(240,186)	$(1,146,085)	$24,298	(1,361,973)

Interest expense, net				(26,096)
Other income (loss)				(25,215)
Income tax benefit (expense)				135,354

Income (loss) from continuing operations				$(1,277,930)

Summary of Year-to-Date Consolidated Results of Continuing Operations

        Our loss from continuing operations for the nine months ended September 30, 2012 was $994.6 million, or $15.91 per diluted share, which compares to income of $283.3 million, or $4.72 per diluted share for the nine months ended September 30, 2011. EBITDA from continuing operations for the nine months ended September 30, 2012 decreased $1.3 billion as compared to the same period in 2011. The decreases in income from continuing operations, diluted earnings per share and EBITDA were primarily due to a goodwill impairment charge of $1.1 billion, an impairment of a capitalized shale natural gas exploratory project of $40.0 million pre-tax and $25 million after tax and lower metallurgical coal pricing due to weaker worldwide demand and excess supply in world markets. In addition, the net loss from continuing operations and diluted earnings per share for the nine months ended September 30, 2012, as compared to the same period in 2011, included $26.1 million in additional net interest expense, and an other loss of $13.9 million versus other income of $11.4 million in the same quarter of 2011. A reconciliation of net income to EBITDA is presented in Liquidity and Capital Resources below.

        Revenues for the nine months ended September 30, 2012 were $1.9 billion, an increase of $52.8 million from the same period in 2011. The increase in revenues was primarily due to nine months of revenue from the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment as a result of the April 1, 2011 Western Coal acquisition compared to only six months for the prior year comparable period. Increased revenues were also due to the acquisition of the North River thermal coal mine in Alabama on May 6, 2011. These acquired operations contributed revenues of $705.9 million and $637.9 million during the nine months ended September 30, 2012 and 2011, respectively. Excluding the impact of acquisitions, the decrease in revenues is primarily due to a decrease in metallurgical coal pricing partially offset by higher coal sales volumes.

        Cost of sales, exclusive of depreciation and depletion, for the nine months ended September 30, 2012 increased $261.2 million to $1.4 billion as compared to the same period in 2011. The increase in cost of sales is primarily due to the impact of a full nine months of cost of sales from the addition of the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S.

Operations segment compared to only six months for the prior year comparable period. Increased cost of sales was also due to the acquisition of the North River mine. Cost of sales from these acquired operations was $644.0 million and $456.6 million during the nine months ended September 30, 2012 and 2011, respectively. Excluding the impact of the timing of acquisitions, the increase in cost of sales was primarily due to increased sales volumes.

        Depreciation and depletion expense for the nine months ended September 30, 2012 was $223.5 million, representing an increase of $65.5 million compared to the same period in 2011. The increase is primarily attributable to the inclusion of nine months for the Canadian and U.K. Operations segment and the West Virginia mining operations within our U.S. Operations segment as compared to only six months for the prior year comparable period. The increase is also due to a full nine months of the North River mining operation in the U.S. Operations segment compared to five months in the prior year comparable period. Depreciation and depletion expense from these acquired operations was $126.1 million and $69.5 million during the nine months ended September 30, 2012 and 2011, respectively.

        Selling, general and administrative expense decreased $27.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease was primarily attributable to a decrease of $23.1 million in costs incurred in 2011 associated with the acquisition of Western Coal combined with cost savings derived from integrating the operations, offset in part by a full nine-months of expenses.

        Net interest expense for the nine months ended September 30, 2012 was $89.0 million, representing an increase of $26.1 million compared to the same period in 2011. The increase reflects nine months of interest on borrowings with an initial balance of $2.35 billion on April 1, 2011 under the 2011 Credit Agreement. The Company had borrowings of approximately $161.3 million during the first three months in the prior year comparable period.

        The $13.9 million other loss for the nine months ended September 30, 2012 is primarily attributable to losses on the sale and remeasurement to fair value of equity investments. Other income of $11.4 million for the nine months ended September 30, 2011 is primarily attributable to a gain of $20.5 million recognized on April 1, 2011 as a result of remeasuring to fair value the Western Coal shares acquired from Audley Capital in January 2011, partially offset by a net loss on the sale and remeasurement to fair value of other equity investments.

        The Company recognized an income tax benefit of $28.0 million for the nine months ended September 30, 2012, compared to income tax expense of $107.4 million for the nine months ended September 30, 2011. In the current quarter, the Company determined the current year income tax provision for Canada, U.K. and West Virginia operations using actual year-to-date financial results as compared to the estimated annual effective tax rate method utilized in 2011 resulting in a tax benefit. The current year income tax provision for the Alabama operations continues to be based upon an estimated annual effective tax rate method. The decrease in income tax expense as compared to 2011 is primarily due to the pretax operating loss for the three months ended September 30, 2012 as compared to pretax operating income for the same period in 2011. The loss generated from the impairment of goodwill is not deductible for income tax purposes and does not impact the income tax provision for the three months ended September 30, 2012.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 5.2 million metric tons during the nine months ended September 30, 2012, representing an increase of 21.9% as compared to 4.3 million metric tons during the same period in 2011. The average selling price of hard coking coal during the nine months ended September 30, 2012 was $202.94 per metric ton, representing a 14.3% decrease as compared to the average selling price of $236.86 per metric ton for the same period in 2011. The decrease in the average selling price of hard coking coal reflects the current weak worldwide demand. Our hard coking coal production totaled 5.4 million metric tons during the nine months ended September 30, 2012, representing an increase of 21.5% from the same period in the prior year primarily as a result of higher production at the Alabama underground mines.

        Thermal coal sales totaled 2.6 million metric tons for the nine months ended September 30, 2012, consistent with the same period in 2011. Thermal coal sales remained constant, primarily due to an increase in thermal coal sales due to the inclusion of full nine months results of our West Virginia and North River mining operations compared to only six months and five months, respectively, to the prior year comparable period. This was offset by a decrease in thermal coal sales at our West Virginia operations as we idled a thermal coal surface mine at that operation in response to softening demand. The average selling price of thermal coal during the first nine months of 2012 was $68.67 per metric ton, down 8.1% from the average selling price of $74.73 per metric ton for the same period in 2011. Lower average pricing of thermal coal reflected the nine months impact of lower prices for tons sold by the North River mine acquired in May 2011 and continued softening demand. Thermal coal production totaled 2.5 million metric tons during the first nine months of 2012, which is consistent with the same period in 2011 primarily due to the same issues impacting thermal coal sales.

        Statistics for U.S. Operations are presented in the following table:

	Nine months ended September 30,
	2012	2011
Tons of hard coking coal sold(1) (in thousands)	5,199	4,265
Tons of hard coking coal produced (in thousands)	5,414	4,456
Average hard coking coal selling price(1) (per metric ton)	$202.94	$236.86
Tons of thermal coal sold (in thousands)	2,580	2,637
Tons of thermal coal produced (in thousands)	2,529	2,479
Average thermal coal selling price (per metric ton)	$68.67	$74.73

(2)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $1.4 billion for the nine months ended September 30, 2012, which is consistent with revenues reported in the nine months ended September 30, 2011. Revenues for the nine months ended September 30, 2012 included a full nine months of revenue contributed by the West Virginia operations acquired with Western Coal and the North River operations acquired in May 2011. Revenues from these acquired operations were $190.0 million and $161.3 million during the nine months ended September 30, 2012 and 2011, respectively. The increase in revenues from acquisitions is offset by a decrease in revenue due to a decline in the average selling price of hard coking coal to $202.94 from $236.86 due to the current lower worldwide demand.

        Cost of sales, exclusive of depreciation and depletion, increased $115.2 million to $888.1 million during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in cost of sales was primarily attributable to an increase in hard coking coal sales volume and nine months of cost of sales from West Virginia and North River as compared to six months and five months in the prior year comparable period, respectively. Cost of sales related to these acquired operations were $166.3 million and $125.6 million during the nine months ended September 30, 2012 and 2011, respectively.

        Our U.S. Operations segment reported operating income of $192.0 million for the nine months ended September 30, 2012, compared to $432.2 million in the same period in 2011. The $240.2 million decrease in operating income was primarily due to a goodwill impairment charge of $74.3 million and an impairment of a capitalized shale natural gas exploratory project of $40.0 million coupled with lower hard coking coal and thermal coal selling prices.

  Canadian and U.K. Operations

        The Canadian and U.K. Operations segment was acquired during the second quarter of 2011 as part of the Western Coal acquisition. Metallurgical coal sales for the nine months ended September 30, 2012 totaled 1.1 million metric tons of hard coking coal at an average selling price of $225.84 per metric ton and 1.5 million metric tons of low-volatile PCI coal at an average selling price of $170.88 per metric ton. Metallurgical coal sales for the nine months ended September 30, 2011 from the Canadian and U.K. Operations segment totaled 832,000 metric tons of hard coking coal at an average selling price of $257.72 per metric ton and 1.2 million metric tons of low-volatile PCI coal at an average selling price of $209.59 per metric ton. The increase in sales volume was primarily due to nine months of sales volume from the Canadian and U.K. Operations segment compared to only six months for the prior year comparable period. The decrease in the average selling price of metallurgical coal is due to weaker worldwide demand.

        The Canadian and U.K. Operations segment produced a total of 1.5 million metric tons of hard coking coal and 2.3 million metric tons of low-volatile PCI for the nine months ended September 30 2012. During the nine months ended September 30, 2011, the Canadian and U.K. Operations segment produced 718,000 metric tons of hard coking coal and 1.1 million metric tons of low-volatile PCI. The increase in production volume is primarily due to nine months of production volume from the Canadian and U.K. Operations segment compared to only six months for the prior year comparable period coupled with significant improvements in productivity from both the Wolverine and Brule mines. Due to the strong production in the mining cycles of our operations combined with the weak market demand, we are reducing production at two of our three Canadian mines in the fourth quarter, finalizing the Brule transition and making plans to reduce inventory while we await better market conditions. We also are taking steps to reduce growth spending in our Canadian and U.K. Operations segment and filed a proposal to place the mine development of the U.K. project on hold until market conditions improve.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Nine months ended September 30,
	2012	2011
Tons of hard coking coal sold (in thousands)	1,131	832
Tons of hard coking coal produced (in thousands)	1,516	718
Average hard coking coal selling price (per metric ton)	$225.84	$257.72
Tons of low-volatile PCI coal sold (in thousands)	1,502	1,209
Tons of low-volatile PCI coal produced (in thousands)	2,270	1,083
Average low-volatile PCI coal selling price (per metric ton)	$170.88	$209.59
Tons of thermal coal sold (in thousands)	54	61
Tons of thermal coal produced (in thousands)	56	63
Average thermal coal selling price (per metric ton)	$122.42	$116.11

        Our Canadian and U.K. Operations segment reported revenues of $515.9 million and an operating loss of $1.1 billion for the nine months ended September 30, 2012. Our Canadian and U.K. Operations segment reported revenues of $476.6 million and operating income of $71.2 million for the nine months ended September 30, 2011. The increase in the Canadian and U.K. Operations segment reported revenues is due to nine months of revenues from the Canadian and U.K. Operations segment compared to only six months for the prior year comparable period.

        Cost of sales, exclusive of depreciation and depletion, increased $146.8 million to $477.7 million during the nine months ended September 30, 2012 as compared to $330.9 million for the nine months ended September 30, 2011. The increase in cost of sales was primarily attributable to an increase in sales volume primarily due to nine months of sales volume from the Canadian and U.K. Operations segment compared to only six months for the prior year comparable period.

        Our Canadian and U.K. Operations segment reported an operating loss of $1.1 billion for the nine months ended September 30, 2012 as compared to operating income of $71.2 million for the nine months ended September 30, 2011. The $1.1 billion decrease in operating income was primarily due to a goodwill impairment charge of $992.4 million for the nine months ended September 30, 2012, offset, in part, by nine months of results for the Canadian and U.K. Operations segment in the current period compared to only six months for the prior year comparable period.

FINANCIAL CONDITION

        Net receivables were $229.7 million at September 30, 2012, a decrease of $83.6 million from December 31, 2011 primarily attributable to the timing of collections and a decline in average coal selling prices.

        Inventories increased by $133.8 million at September 30, 2012 as compared to December 31, 2011 primarily due to increased hard coking coal and PCI production which exceeded sales volumes during the first nine months of 2012.

        Net property, plant and equipment increased by $88.8 million at September 30, 2012 as compared to December 31, 2011, primarily due to capital expenditures of $331.3 million, partially offset by depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term liquidity are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal source of long-term liquidity is our credit agreement as discussed below.

        Based on current forecasts and anticipated market conditions, we believe that funds provided by operating cash flows and available sources of liquidity will be sufficient to meet our operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. Our operating cash flows and liquidity are significantly influenced by numerous factors including prices of coal, levels of coal production, costs of raw materials, interest rates and the general economy. Deterioration of economic conditions or deteriorating mining conditions could adversely affect our operating cash flows. Additionally, although financial market conditions have improved there remains volatility and uncertainty, limited availability of credit, potential counterparty defaults, sovereign credit concerns and commercial and investment bank stress. While we have no indication that the uncertainty in the financial markets would impact our current credit facility or current credit providers, the possibility does exist.

2011 Credit Agreement

        On April 1, 2011, we entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consists of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, at which time the remaining outstanding principal is due, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018, at which time the remaining outstanding principal is due and (3) a $375.0 million multi-currency revolving credit facility ("Revolver") maturing in April 2016, at which time any remaining balance is due. On June 28, 2012, we prepaid $100 million of the outstanding principal balances of the term loans. The Revolver provides for operational needs and letters of credit. Our obligations under the 2011 Credit Agreement are secured by our domestic and foreign real, personal and intellectual property. The 2011 Credit Agreement contains customary events of default and covenants, including among other things, covenants that do not prevent but restrict us and our subsidiaries' ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, and engage in mergers or acquisitions, make investments and loans. The 2011 Credit Agreement also includes certain financial covenants that must be maintained.

First Amendment

        On January 20, 2012, the Company entered into an amendment (the "First Amendment") to the 2011 Credit Agreement among the Company, the various lenders, and Morgan Stanley Senior Funding, Inc. as administrative agent. The First Amendment provides, among other things, an increase in the Revolver sublimit in Canada from $150 million to $275 million.

Second Amendment

        On August 16, 2012, the Company entered into an amendment (the "Second Amendment") to the 2011 Credit Agreement among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and the other agents named therein, which provides, among other things:

  1)
  interest margins on the loans under the Credit Agreement increase by 0.25% once the total leverage ratio of the Company is greater than 3.25:1;

  2)
  the Company may subtract from total indebtedness, all unrestricted cash and cash equivalents in calculating its total leverage ratio;

  3)
  the Company may incur secured notes in lieu of secured credit facilities under the Company's incremental facility;

  4)
  an increase in the general investment basket to $325 million; and

  5)
  the total leverage ratio covenant is less restrictive, beginning with the fiscal quarter ending September 30, 2012 and each fiscal quarter thereafter for the remaining term of the Credit Agreement.

Third Amendment

        On October 29, 2012, the Company entered into another amendment (the "Third Amendment") to the 2011 Credit Agreement, as amended, among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and the other agents named therein, which provides, among other things:

  1)
  interest margins on the loans under the Credit Agreement increase by 1.25-1.50% from their existing levels and the leverage ratios at which the interest rate margins step down shall be increased;

  2)
  interest margins on the loans under the Credit Agreement will increase by an additional 0.25% if senior unsecured notes in an aggregate principal amount of not less than $500 million are not incurred by April 29, 2013;

  3)
  permitted acquisitions and unlimited unsecured debt are subject to compliance with a 4.50:1.0 total leverage ratio;

  4)
  additional flexibility to incur up to an additional $1 billion of senior unsecured notes; provided that a minimum of 50% of the proceeds from any such offering are used to repay the term loans under the 2011 Credit Agreement, as amended;

  5)
  total leverage ratio covenant and the interest coverage covenant levels are modified; and

  6)
  if the Company incurs senior unsecured notes in an aggregate principal amount of not less than $500 million, the total leverage ratio covenant will be replaced with a secured leverage ratio covenant and the interest coverage covenant levels will be decreased.

        As a result of the Third Amendment, the Company expects interest expense to be higher in the fourth quarter as the interest rates on term loan A will increase by 1.25% and term loan B by 1.50%.

        As of September 30, 2012, the Revolver, term loan A and term loan B interest rates are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR") plus a credit spread ranging from 225 to 325 basis points for the Revolver and term loan A and 275 to 325 basis points on the term loan B, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at the Company's option. The commitment fee on the unused portion of the Revolver is 0.5% per year.

        As of September 30, 2012, borrowings under the amended 2011 Credit Agreement consisted of a term loan A balance of $854.7 million with a weighted average interest rate of 3.41%, a term loan B balance of $1.273 billion with a weighted average interest rate of 4.00% and, under the Revolver, $158.6 million in borrowings with $49.6 million, in outstanding stand-by letters of credit and $166.8 million of availability for future borrowings.

Statements of Cash Flows

        Cash balances were $129.9 million and $128.4 million at September 30, 2012 and December 31, 2011, respectively. The increase in cash during the nine months ended September 30, 2012 of $1.5 million primarily resulted from cash provided by operating activities of $333.0 million offset by cash used in investing activities of $317.9 million, which included capital expenditures of $331.3 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2012	2011
Cash flows provided by operating activities	$333,006	$509,629
Cash flows used in investing activities	(317,882)	(2,697,931)
Cash flows provided by (used in) financing activities	(22,085)	2,081,516
Cash flows provided by discontinued operations	9,500	—
Effect of foreign exchange rates on cash	(1,047)	(2,013)

Net increase (decrease) in cash and cash equivalents	$1,492	$(108,799)

        Net cash provided by operating activities of continuing operations was $333.0 million for the nine months ended September 30, 2012 as compared to $509.6 million for the same period in 2011, representing a decrease of $176.6 million. Exclusive of impairment charges, the decrease in income from continuing operations as compared to the same period in 2011 is $171.2 million. The increases in inventories and deferred income tax credits were substantially offset by increases in depreciation and depletion and accounts payable.

        Cash flows used in investing activities for the nine months ended September 30, 2012 were $317.9 million as compared to $2.7 billion for the same period in 2011. The decrease in cash flows used in investing activities of $2.4 billion was primarily attributable to $2.4 billion of cash used in the acquisition of Western Coal during the second quarter of 2011, partially offset by an increase in capital expenditures of $38.0 million.

        Cash flows used in financing activities for the nine months ended September 30, 2012 were $22.1 million as compared to cash flows provided by financing activities of $2.1 billion for the same period in 2011. The decrease in cash flows provided by financing activities of $2.1 billion was primarily attributable to $2.4 billion of borrowings under the 2011 Credit Agreement to fund a portion of the Western Coal acquisition.

Capital Expenditures

        Capital expenditures totaled $331.1 million during the nine months ended September 30, 2012. We currently expect 2012 capital expenditures to total approximately $400 million reflecting selected reductions of various growth projects including those at our Canadian, U.K. and West Virginia operations. We expect to significantly reduce spending in Canada and are taking steps to minimize short-term spending on certain growth projects. For 2013, we currently expect to reduce capital expenditures to approximately $220 million with reductions in project spending and greater efficiencies in maintenance capital. The largest planned decrease in capital spending is for the U.K. Project in the Canadian and U.K. Operations Segment where we have filed a proposal with the authorities to place the mine development on hold until market conditions improve.

EBITDA

        Adjusted EBITDA is defined as EBITDA further adjusted to exclude impairment charges. EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion expense and amortization expense. EBITDA is a financial measure which is not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that EBITDA is a useful measure as some investors and analysts use EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of Net Income to EBITDA and Adjusted EBITDA (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(1,061,956)	$87,080	$(994,584)	$283,346
Add: Interest expense	30,545	27,642	89,716	63,245
Less: Interest income	(113)	(40)	(731)	(356)
Add: Income tax expense (benefit)	(41,184)	30,202	(27,972)	107,382
Add: Depreciation and depletion expense	82,560	57,144	223,512	157,972

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA from continuing operations)	(990,148)	$202,028	(710,059)	611,589
Add: Pretax income from discontinued operations	—	—	8,282	—

Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	(990,148)	202,028	(701,777)	611,589
Add: Impairment charges	1,106,715	—	1,106,715	—

Adjusted EBITDA	$116,567	$202,028	$404,938	$611,589

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

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and Revolver loans. As of September 30, 2012, the interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread ranging from 225 to 325 basis points for the revolver and term loan A and 275 to 325 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of September 30, 2012, our borrowings due under the 2011 Credit Agreement totaled $2.287 billion. As of September 30, 2012 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $2.5 million while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $763 thousand due to the LIBOR floor.

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

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. During the second and third quarters, the Company transitioned much of the accounting activities for the Canadian operations to the U.S. and migrated from one enterprise resource planning system to another. Management took additional steps during the period covered by this quarterly report on Form 10-Q to help provide assurance that these activities did not weaken overall controls in these areas. Other than the changes related to our Canadian operations, there has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended September 30, 2012 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 11 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings, which is incorporated by reference in this Part II, Item 1.

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Discussion—Industry Overview and Outlook," which could materially affect our business, financial condition or future results. Other than as described in this report, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1, 2012 - July 31, 2012	964	$36.87
August 1, 2012 - August 31, 2012	324	$36.27
September 1, 2012 - September 30, 2012	262	$32.65

	1,550

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

Item 6.    Exhibits

Exhibit Number
10.1	Second Amendment to Credit Agreement, dated as of August 16, 2012, among Walter Energy, Inc., Western Coal Corp., Walter Energy Canada Holdings, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K of Walter Energy, Inc (File No. 001-13711), filed on August 16, 2012)
10.1
Third Amendment to Credit Agreement, dated as of October 29, 2012, among Walter Energy, Inc., Western Coal Corp., Walter Energy Canada Holdings, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K of Walter Energy, Inc (File No. 001-13711), filed on October 29, 2012)
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
101
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.

/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012

/s/ WILLIAM G. HARVEY Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2012