Form 10-Q
period 2013-03-31
Walter Energy, Inc.
filed 2013-05-08
CIK 837173

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13711

WALTER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3429953 (I.R.S Employer Identification No.)
3000 Riverchase Galleria, Suite 1700 Birmingham, Alabama (Address of principal executive offices)	35244 (Zip Code)

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

        Number of shares of common stock outstanding as of April 30, 2013: 62,571,619

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$235,791	$116,601
Receivables, net	315,296	256,967
Inventories	302,293	306,018
Deferred income taxes	55,629	58,526
Prepaid expenses	47,441	53,776
Other current assets	23,285	23,928

Total current assets	979,735	815,816
Mineral interests, net of accumulated depletion of $199.4 million and $179.6 million, respectively	2,927,591	2,965,557
Property, plant and equipment, net of accumulated depreciation of $845.2 million and $796.7 million, respectively	1,691,637	1,732,131
Deferred income taxes	185,387	160,422
Other long-term assets	99,092	94,494

	$5,883,442	$5,768,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$17,398	$18,793
Accounts payable	133,040	114,913
Accrued expenses	192,913	184,875
Accumulated postretirement benefits obligation	29,637	29,200
Other current liabilities	207,328	206,473

Total current liabilities	580,316	554,254
Long-term debt	2,593,584	2,397,372
Deferred income taxes	883,659	921,687
Accumulated postretirement benefits obligation	636,129	633,264
Other long-term liabilities	244,084	251,272

Total liabilities	4,937,772	4,757,849

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares,
Issued—62,563,004 and 62,521,300 shares, respectively	626	625
Capital in excess of par value	1,615,407	1,628,244
Accumulated deficit	(389,313)	(347,448)
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(261,383)	(266,042)
Foreign currency translation adjustment	(17,127)	(1,502)
Unrealized loss on hedges, net of tax	(3,481)	(4,203)
Unrealized investment gain, net of tax	941	897

Total stockholders' equity	945,670	1,010,571

	$5,883,442	$5,768,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,
	2013	2012
Revenues:
Sales	$489,609	$627,298
Miscellaneous income	1,734	4,265

	491,343	631,563

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	420,934	431,534
Depreciation and depletion	81,190	66,493
Selling, general and administrative	30,674	36,247
Postretirement benefits	14,725	13,213
Restructuring charges	7,440	—

	554,963	547,487

Operating income (loss)	(63,620)	84,076
Interest expense	(52,618)	(28,067)
Interest income	650	277
Other income (loss)	105	(6,993)

Income (loss) before income tax expense	(115,483)	49,293
Income tax expense (benefit)	(66,039)	8,677

Net income (loss)	$(49,444)	$40,616

Net income (loss) per share:
Basic	$(0.79)	$0.65

Diluted	$(0.79)	$0.65

Dividends per share	$0.125	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31,
	2013	2012
Net income (loss)	$(49,444)	$40,616

Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, (net of tax expense: $2,882 and $2,422, respectively)	4,659	3,898
Change in unrealized gain (loss) on hedges, (net of tax expense (benefit): $343 and $(807), respectively)	722	(1,283)
Change in foreign currency translation adjustment	(15,625)	2,419
Change in unrealized gain (loss) on investments	44	(369)

Total other comprehensive income (loss), net of tax	(10,200)	4,665

Total comprehensive income (loss)	$(59,644)	$45,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,010,571	$625	$1,628,244	$(347,448)	$(270,850)
Net loss	(49,444)			(49,444)
Other comprehensive loss, net of tax	(10,200)				(10,200)
Stock issued upon the exercise of stock options	279	1	278
Dividends paid, $0.125 per share(1)	(7,816)		(15,630)	7,814
Stock based compensation	2,887		2,887
Excess tax deficit from stock-based compensation arrangements	(372)		(372)
Other	(235)			(235)

Balance at March 31, 2013	$945,670	$626	$1,615,407	$(389,313)	$(281,050)

(1)
Current period amounts have been adjusted to correct the classification of the dividend declared in the fourth quarter of 2012. Refer to Note 1 "Basis of Presentation" for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(49,444)	$40,616
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and depletion	81,190	66,493
Deferred income tax benefit	(61,941)	(10,894)
Amortization of debt issuance costs	9,982	3,644
Other	14,922	8,756
Decrease (increase) in current assets:
Receivables	(58,494)	16,889
Inventories	5,428	(63,192)
Prepaid expenses and other current assets	6,502	5,462
Increase (decrease) in current liabilities:
Accounts payable	22,534	37,604
Accrued expenses and other current liabilities	9,923	(34,524)

Cash flows provided by (used in) operating activities	(19,398)	70,854

INVESTING ACTIVITIES
Additions to property, plant and equipment	(34,027)	(120,845)
Proceeds from sales of investments	—	12,228
Other	1,021	(85)

Cash flows used in investing activities	(33,006)	(108,702)

FINANCING ACTIVITIES
Proceeds from issuance of debt	450,000	—
Borrowings under revolving credit agreement	320,778	135,294
Repayments on revolving credit agreement	(320,778)	(70,156)
Retirements of debt	(254,687)	(9,177)
Dividends paid	(7,816)	(7,806)
Debt issuance costs	(15,163)	—
Other	(328)	(624)

Cash flows provided by financing activities	172,006	47,531

Effect of foreign exchange rates on cash	(412)	87

Net increase in cash and cash equivalents	$119,190	$9,770
Cash and cash equivalents at beginning of period	$116,601	$128,430

Cash and cash equivalents at end of period	$235,791	$138,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 1—Basis of Presentation

        Walter Energy, Inc., together with its consolidated subsidiaries (the "Company"), is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines located in the United States, Canada and the United Kingdom. The Company also extracts, processes, markets and/or possesses mineral reserves for thermal coal and anthracite coal, as well as produces metallurgical coke and coal bed methane gas.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2012 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements for the year ended December 31, 2012 included in the Company's 2012 Annual Report on Form 10-K.

        During the first quarter of 2013, the Company determined that the cash dividend declared and paid in the fourth quarter of 2012 should have been reported as a reduction to the capital in excess of par value component of stockholders' equity rather than retained earnings as the Company was in an accumulated deficit position. The change of $7.8 million was included in the current period results by reclassifying the amount from accumulated deficit to capital in excess of par value. Management has determined that the effect of this classification change was immaterial to prior reporting periods affected. The change has no effect on total stockholders' equity.

        During the first quarter of 2013, the Company determined to classify certain indirect administrative costs as cost of sales as opposed to selling, general and administrative costs as these costs are supportive of operations. The Company has reported such costs in cost of sales beginning in the first quarter of 2013. If the current year classification of these costs had been retrospectively applied, selling, general and administrative expenses would have been $5.8 million less in the first quarter of 2012 and cost of sales would have increased by a similar amount. Prior period balances have not been restated as management has determined that the effect of this classification change was immaterial to prior reporting periods. The change in classification has no effect on net income.

Adoption of New Accounting Standards

        Comprehensive Income—Presentation.    On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-02 which requires disclosure of amounts reclassified out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income, either on the face of the Condensed Consolidated Statements of Operations or in the notes to the financial statements. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, cross references to other

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 1—Basis of Presentation (Continued)

disclosures required under GAAP that provide additional detail about the amounts must be provided. The Company has elected disclosure in the Notes to Condensed Consolidated Financial Statements as described in Note 10.

Note 2—Restructuring

        In response to the current depressed price environment for metallurgical coal, the Company decided in the first quarter of 2013 to curtail production at the Willow Creek mine in the Canadian and U.K. Operations segment. This curtailment will result in a workforce reduction of approximately 250 employees. The Company also plans to close the North River mine in 2013 approximately nine months earlier than the previously expected end of mine life of 2014.

        In connection with the curtailment of operations at the Willow Creek mine, the Company recognized a restructuring charge of approximately $7.4 million consisting of severance charges of approximately $4.4 million and contract termination costs of $3.0 million. The majority of the employee termination costs are expected to be paid during the second quarter of 2013. These charges are presented under restructuring charges in the Condensed Consolidated Statements of Operations.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Coal	$217,557	$228,910
Raw materials and supplies	84,736	77,108

Total inventories	$302,293	$306,018

Note 4—Income Taxes

        The Company estimates its annual effective tax rate based on projected financial income for the full year at the end of each interim reporting period unless projected financial income for the full year is close to break-even, in which case the annual effective tax rate could become volatile and could distort the income tax provision for an interim period. When this happens, the Company calculates the interim income tax provision using actual year-to-date financial results for certain jurisdictions. This method results in an income tax provision based solely on the year-to-date financial taxable income or loss for those jurisdictions. In both cases, the tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.

        For the three months ended March 31, 2013, the Company determined the current period income tax benefit for the Alabama operations using the actual year-to-date financial results as compared to the estimated annual effective tax rate method utilized in 2012. The year-to-date tax benefit for the Canada, U.K. and West Virginia operations was determined using the estimated annual effective tax rate method.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 4—Income Taxes (Continued)

        The Company recognized an income tax benefit of $66.0 million for the three months ended March 31, 2013, compared to an income tax provision of $8.7 million for the three months ended March 31, 2012 as the Company incurred a pretax operating loss for the three months ended March 31, 2013 compared to pretax operating income for the same period in 2012. The 2013 and 2012 tax rates reflect the benefit of our Canadian and U.K. operations which are taxed at statutory rates lower than the U.S. rate and the effects of tax losses in excess of losses related to foreign financing activities. The effective tax rates also reflect statutory depletion deductions in the Alabama mining operations.

Note 5—Debt

        Debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012	Weighted Average Stated Interest Rate At March 31, 2013	Final Maturity
2011 term loan A	$656,566	$756,974	4.80%	2016
2011 term loan B	978,178	1,127,770	5.75%	2018
Revolving credit facility	—	—	N/A	2016
9.875% senior notes ($500.0 million face value)	496,582	496,510	9.88%	2020
8.500% senior notes	450,000	—	8.50%	2021
Other(1)	29,656	34,911	Various	Various

Total debt	2,610,982	2,416,165
Less: current debt(1)	(17,398)	(18,793)

Total long-term debt	$2,593,584	$2,397,372

(1)
This balance includes capital lease obligations and an equipment financing agreement.

  Credit Agreement Amendment

        On March 22, 2013, the Company entered into an amendment (the "Fourth Amendment") to the 2011 Credit Agreement dated as of April 1, 2011, as amended by the First Amendment to Credit Agreement, dated as of January 20, 2012, as further amended by the Second Amendment to Credit Agreement, dated as of August 16, 2012, and as further amended by the Third Amendment to Credit Agreement dated as of October 29, 2012, among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and other agents named therein. The Fourth Amendment amended a financial covenant in the 2011 Credit Agreement to provide additional flexibility for the issuance of senior unsecured notes, subject to the lessor of 100% and $250.0 million, in each case, of the net proceeds of such notes issuance being used to repay term loans outstanding under the 2011 Credit Agreement. The Fourth Amendment also provided that, should a repricing event occur within six months of the effective date of the Fourth Amendment, the Company must pay a fee equal to 1.0% of the aggregate principal amount of, as applicable, (i) the portion of the Term Loan B balance prepaid in connection with such repricing event or (ii) the portion of the Term Loan B balance outstanding on such date that is subject to an effective pricing reduction pursuant to such repricing event.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 5—Debt (Continued)

  8.50% Senior Notes

        On March 27, 2013, the Company issued $450.0 million of 8.5% senior notes due April 15, 2021 (the "2021 Notes"). These Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned U.S. domestic restricted subsidiaries. Interest on the 2021 Notes accrues at the rate of 8.5% per year and is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2013. At any time prior to April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes at a redemption price of 108.5% of the principal amount, plus accrued and unpaid interest. The Company may redeem the 2021 Notes, in whole or in part, after April 15, 2016 and prior to April 15, 2017, at a redemption price equal to 100% of the aggregate principal amount of the 2021 Notes plus a "make-whole" premium and accrued and unpaid interest. The Company may redeem the 2021 Notes, in whole or in part at redemption prices equal to 104.25% for the twelve months commencing April 15, 2017, 102.125% for the twelve months commencing April 15, 2018 and 100% beginning on April 15, 2019, in each case plus accrued and unpaid interest.

        Upon the occurrence of a change of control repurchase event, unless the Company has exercised its right to redeem the 2021 Notes, the Company will be required to offer to repurchase each holder's 2021 Notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest.

Note 6—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,766	$1,498	$2,486	$2,018
Interest cost	3,070	3,129	7,198	7,253
Expected return on plan assets	(4,235)	(4,031)	—	—
Amortization of prior service cost	66	64	307	261
Amortization of net actuarial loss	2,434	2,313	4,734	3,681

Net periodic benefit cost	$3,101	$2,973	$14,725	$13,213

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 7—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except per share data):

	For the three months ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(49,444)	$(49,444)	$40,616	$40,616

Denominator:
Average number of common shares outstanding	62,599	62,599	62,463	62,463
Effect of dilutive securities:
Stock awards and warrants(1)	—	—	—	276

	62,599	62,599	62,463	62,739

Net income (loss) per share	$(0.79)	$(0.79)	$0.65	$0.65

(1)
Stock awards represent the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options outstanding for the three months ended March 31, 2013 and 2012 totaling 357,333 and 136,513, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

        The table below sets forth the share-based awards that have been exercised or released:

	For the three months ended March 31,
	2013	2012
Stock options	24,831	19,059
Restricted stock units	16,873	17,959

Total	41,704	37,018

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

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

        In connection with the U.S. Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011, and January 2013. At the request of both parties, in January 2013 the Bankruptcy Court granted an additional extension of time until May 30, 2013 to submit the final order.

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

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. As of March 31, 2013, a final resolution has not been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

        In the second quarter of 2012, the IRS completed its audit of the Company's federal income tax returns for the years 2006 through 2008 and has proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and the Company responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in the prior Proof of Claim and included a proposed adjustment to a worthless stock deduction reported in the Company's 2008 federal income tax return. In the third quarter of 2012, the Company received notification from the IRS that the audit of the 2006 through 2008 tax years had been reopened for further review. The IRS issued a revised IRS Appeals Transmittal Letter in April 2013 conceding the proposed adjustment to the worthless stock deduction. The Company has evaluated the remaining proposed adjustments submitted to IRS Appeals and believes the Company's tax filing positions have substantial merit.

        The IRS is conducting an audit of the Company's income tax returns filed for 2009 and 2010. Since the examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. During 2013, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on total uncertain income tax positions and net income.

        It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates a final order will be issued by the Bankruptcy Court in 2013 settling the issues in the Proof of Claim. The final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently in Appeals (2000-2005) and Exams (2006-2010). As of March 31, 2013, the Company had $38 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, at this time the range of reasonably possible changes in unrecognized tax benefits in the next twelve months cannot be estimated.

        The Company believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties. Management does not believe that any potential difference between the final settlements and the amounts accrued will have a material effect on the Company's financial position, but such potential difference could be material to results of operations in a future reporting period.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

Walter Coke, Inc.

        Walter Coke entered into a decree order in 1989 ("the 1989 Order") relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. In 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures, which were approved and finalized for Walter Coke's Birmingham facility in 2005. In 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. The results of this sampling and testing were submitted to the EPA for review in 2009. In conjunction with the plan, Walter Coke agreed to remediate portions of 23 properties based on the 2009 sampling and that process was completed in 2012.

        In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under CERCLA, allowing other Potentially Responsible Parties (PRP's) to potentially be held responsible. Under CERCLA authority, EPA is proceeding directly with the offsite sampling work and deferring any further enforcement actions or decisions, including evaluating whether Walter Coke or any other company is in fact a PRP, to a subsequent time. In February 2013, the Agency for Toxic Substances and Disease Registry (ATSDR) released a draft report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In March 2013, EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality to be acceptable.

        A RCRA Section 3008(h) Administrative Order on Consent ("the 2012 Order") with the effective date of September 24, 2012 was signed by Walter Coke and the EPA. The 2012 Order declared that all of the approved investigation tasks of the RFI Work Plans required by the 1989 Order had been completed by Walter Coke and that the 1989 Order was terminated and no longer in effect. The objectives of the 2012 Order are to perform Corrective Measure Studies, implement remedies if necessary, and implement and maintain institutional controls if required at the Walter Coke facility.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At March 31, 2013, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. The amount of this accrual is not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Additionally, pending EPA's sampling activities in the neighborhoods and identification of PRP's, the Company at this time is unable to reasonably estimate the cost of offsite remediation activities that may be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to results of operations in a future reporting period.

        In 2011, the Company and Walter Coke were named in a suit filed by Louise Moore (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the defendants and/or their predecessors. Subsequently, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Thereafter, Walter Coke filed a Motion to Dismiss the amended complaint. On September 28, 2012, the Court issued a memorandum opinion and order granting in part and denying in part the motion. In partially granting Walter Coke's motion, the Court held that the plaintiff's claim for injunctive relief was not valid and that class action-related claims must be dismissed (with leave to re-plead) due to an improperly defined class. In partially ruling for the plaintiff, the Court held that at the pleading stage the plaintiff's claims could not be dismissed on rule of repose grounds or due to insufficient pleading. The plaintiff filed an amended complaint on October 29, 2012. On November 19, 2012, Walter Coke filed an answer and motion for partial dismissal of plaintiff's second amended complaint. The Court held a hearing on Walter Coke's motion for partial dismissal of the second amended complaint on January 10, 2013 and a ruling is pending.

        The Company and Walter Coke believe that there is no merit to the claims alleged in this action and intend to vigorously defend this matter.

Jim Walter Resources

        In July, 2011, Jim Walter Resources, Inc. ("JWR") reported a slurry spill at its North River mine to the Alabama Department of Environmental Management ("ADEM") and the Alabama Surface Mining Commission ("ASMC"). As a result, a penalty of $145,200 was assessed and paid to ASMC in November, 2011. A penalty of $60,000 was assessed by ADEM in December 2011. JWR has expended approximately $5.0 million in remediation costs which is substantially complete. Walter Energy brought a related insurance claim that was resolved in March 2013.

Willow Creek

        On March 5, 2013, a complaint was received from British Columbia's Environmental Crown Counsel seeking a monetary penalty of $100,000 CAD for alleged violations of the Federal Fisheries Act associated with an April 2011 release of sediment and debris into Willow Creek from the forest service road leading to the Willow Creek mine. To date, we have incurred some costs in taking corrective actions in response to the 2011 release and are continuing to cooperate with regulatory authorities. We intend to negotiate with the authorities in pursuit of a mutually agreeable settlement.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

Securities Class Actions and Shareholder Derivative Actions

        On January 26, 2012 and March 15, 2012, putative class actions were filed against Walter Energy, Inc. and some of its current and former senior executive officers in the U.S. District Court for the Northern District of Alabama (Rush v. Walter Energy, Inc., et al.). The three executive officers named in the complaints are: Keith Calder, Walter's former CEO; Walter Scheller, the Company's current CEO and a director; and Neil Winkelmann, former President of Walter's Canadian and U.K. Operations (collectively the "Individual Defendants"). The complaints were filed by Peter Rush and Michael Carney, purported shareholders of Walter Energy who each sought to represent a class of Walter Energy shareholders who purchased common stock between April 20, 2011 and September 21, 2011.

        These complaints alleged that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further alleged that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claimed violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead Plaintiffs filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter, in addition to the previously named defendants. Defendants filed a Motion to Dismiss the amended complaint on October 4, 2012. On January 29, 2013, the court denied that motion without prejudice. Defendants answered the complaint on February 15, 2013 and on March 5, 2013. The parties are now in the process of discovery.

        Walter Energy and the other named defendants believe that there is no merit to the claims alleged and intend to vigorously defend these actions.

        On February 7, 2012, a shareholder derivative lawsuit was filed in the 10th Judicial Circuit of Alabama (Israni v. Clark et al.). On February 10, 2012, a second shareholder derivative suit was filed in the same court (Himmel v. Scheller et al.), and on February 16, 2012 a third derivative suit was filed (Walters v. Scheller et al.). All three complaints named as defendants the Company's current Board of Directors, Keith Calder and Neil Winkelmann. The Company was named as a nominal defendant in each complaint. The three complaints alleged similar facts to those alleged in the Rush complaint. The complaints variously asserted state law claims for breaches of fiduciary duties for alleged failures to maintain internal controls and to properly manage the Company, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control. The three derivative actions sought, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct. On April 11, 2012, the Court consolidated these shareholder derivative suits. Walter Energy thereafter entered into a stipulation with the lead plaintiffs in the consolidated derivative suit, pursuant to which all proceedings in the derivative action were stayed pending the filing of the

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

consolidated amended complaint in the class action. On September 19, 2012, lead plaintiffs filed a consolidated shareholder derivative complaint. This action has been stayed pending the resolution of summary judgment motions in the putative securities class action. The derivative plaintiffs will have certain rights to participate in discovery taken in the federal securities action.

        On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (Makohin v. Clark, et al.). On September 27, 2012 a second shareholder derivative lawsuit was filed in the same court (Sinerius v. Beatty, et al.) Both complaints name as defendants the Company's current Board of Directors and Keith Calder. The Company is named as a nominal defendant in each complaint. These complaints, like the state court derivative claims, allege similar facts to those alleged in the Rush complaint. The Makohin complaint asserts state law claims for breaches of fiduciary duties and unjust enrichment, while the Sinerius complaint asserts these same claims as well as claims for abuse of control and gross mismanagement. Both actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct and restitution from defendants of all profits, benefits and other compensation that they wrongfully obtained. Like the state court derivative action, both of these cases have been stayed pending resolution of summary judgment motions in the putative securities class action. The federal derivative plaintiffs will also have certain rights to participate in discovery taken in the federal securities action.

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

Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position or results of operations.

Note 9—Derivative Financial Instruments

Interest Rate Swaps

        On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

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

Natural Gas Hedge

        Revenues derived from the sale of natural gas are subject to volatility based on changes in market prices. In order to reduce the risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas sales beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement hedged approximately 30% of anticipated natural gas sales from July 2011 until June 2012. The hedge was settled upon maturity and was accounted for as a cash flow hedge. The Company did not have any commodity hedges outstanding at March 31, 2013.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

        The following table presents the fair values of the Company's derivative instruments as well as their classification within the Condensed Consolidated Balance Sheets (in thousands). See Note 11 for additional information related to the fair values of our derivative instruments.

	March 31, 2013	December 31, 2012
Asset derivatives designated as cash flow hedging instruments:
Interest rate cap(1)	$9	$12

Total asset derivatives	$9	$12

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$5,546	$6,615

Total liability derivatives	$5,546	$6,615

(1)
$7 thousand and $8 thousand is included in other current assets and $2 thousand and $4 thousand is included in other long-term assets within the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

(2)
$4.1 million and $4.1 million is included within other current liabilities and $1.4 million and $2.5 million is included within other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

        The following tables presents the gains and losses from derivative instruments for the three months ended March 31, 2013 and 2012 and their location within the condensed consolidated financial statements (in thousands). The Company utilizes only cash flow hedges that are considered highly effective.

	Gain (loss) recognized in accumulated other comprehensive income, net of tax		Gain (loss) reclassified from accumulated other comprehensive income to earnings, net of tax(1)(2)
	Three months ended March 31,		Three months ended March 31,
Derivatives designated as cash flow hedging instruments	2013	2012	2013	2012
Natural gas hedges	$—	$(2,132)	$—	$1,442
Interest rate swaps	1,340	103	(616)	(565)
Interest rate cap	(2)	(131)	—	—

Total	$1,338	$(2,160)	$(616)	$877

(1)
Natural gas hedge amounts are recorded within miscellaneous income in the Condensed Consolidated Statements of Operations.

(2)
Interest rate swap amounts are recorded within interest expense in the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

        The following table presents the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013, net of tax (in thousands).

	Pension and other post-retirement plans	Unrealized gain/(loss) on hedges	Foreign currency translation adjustment	Unrealized gain/(loss) on investments	Total
Beginning balance as of December 31, 2012	$(266,042)	$(4,203)	$(1,502)	$897	$(270,850)
Other comprehensive income (loss) before reclassifications	—	1,338	(15,625)	48	(14,239)
Amounts reclassified from accumulated other comprehensive income (loss)	4,659	(616)	— (1)	(4)	4,039

Net current-period other comprehensive income (loss)	4,659	722	(15,625)	44	(10,200)

Total	$(261,383)	$(3,481)	$(17,127)	$941	$(281,050)

(1)
Foreign currency translation adjustments are reclassified from accumulated other comprehensive income (loss) upon sale or substantially complete liquidation of an investment in a foreign entity.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains and losses on cash flow hedges
Interest rate swaps	$(997)	Interest expense

	(997)	Income (loss) before income tax expense
	381	Income tax benefit

	$(616)	Net income (loss)

Amortization of pension and postretirement benefit plans
Prior service cost	$373	(a)
Net actuarial loss	7,168	(a)

	7,541	Income (loss) before income tax expense
	(2,882)	Income tax (expense)

	$4,659	Net income (loss)

Gains and losses on available-for-sale securities	$(4)	Other income (loss)

	(4)	Income (loss) before income tax expense
	—	Income tax (expense)

	$(4)	Net income (loss)

Total reclassifications for the period	$4,039	Net income (loss)

(a)
Amortization of pension benefit items is included in cost of sales (exclusive of depreciation and depletion) and selling, general and administrative expense while amortization of postretirement benefit items is included in postretirement benefits within the Condensed Consolidated Statements of Operations.

Note 11—Fair Value of Financial Instruments

        Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy has been established for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets and liabilities;
Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and
Level 3:	Unobservable inputs that are supported by little or no market data which require the reporting entity to develop its own assumptions.

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	March 31, 2013
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$9	$—	$9

Liabilities:
Interest rate swaps	$—	$5,546	$—	$5,546

	December 31, 2012
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$12	$—	$12

Liabilities:
Interest rate swaps	$—	$6,615	$—	$6,615

        Below is a summary of the Company's valuation techniques for Level 1 and Level 2 financial assets and liabilities:

        Equity securities—Changes in the fair value of trading securities are recorded in other income (loss) and determined using observable market prices. For the three months ended March 31, 2013, a gain of $109 thousand was recorded related to trading securities held at the reporting date. Realized losses of $4 thousand on the sale of available-for-sale securities were recorded in other income (loss) during the three months ended March 31, 2013 and were determined using the specific identification method.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

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

        Debt—Debt associated with the Company's 2011 term loan A and term loan B in the amount of $656.6 million and $978.2 million, respectively, at March 31, 2013 and $757.0 million and $1.128 billion, respectively, at December 31, 2012 was carried at cost. There were no borrowings outstanding under the Revolver at March 31, 2013 and December 31, 2012. Debt associated with the Company's 2020 Notes in the amount of $496.6 million and $496.5 million at March 31, 2013 and December 31, 2012, respectively, and the 2021 Notes in the amount of $450.0 million at March 31, 2013 was carried at cost. The estimated fair value of the Company's term loan A, term loan B, 2020 Notes and 2021 Notes was $657.0 million, $983.3 million, $543.1 million and $461.2 million at March 31, 2013, respectively, based on similar transactions and yields in an active market for similarly rated debt (Level 2).

Note 12—Segment Information

        The Company's reportable segments are strategic business units arranged geographically which have separate management teams. These reportable segments are U.S. Operations, Canadian and U.K. Operations, and Other. Both the U.S. Operations and Canadian and U.K. Operations reportable segments' primary business is that of mining and exporting metallurgical coal for the steel industry. The Other segment primarily includes corporate expenses.

        The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2012. The Company evaluates performance primarily based on operating income of the respective business segments.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 12—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following table (in thousands):

	For the three months ended March 31,
	2013	2012
Revenues:
U.S. Operations	$339,225	$452,150
Canadian and U.K. Operations	151,444	178,351
Other	674	1,062

Total Revenues	$491,343	$631,563

Segment operating income (loss):
U.S. Operations	$(6,957)	$106,981
Canadian and U.K. Operations	(48,766)	(13,555)
Other	(7,897)	(9,350)

Total operating income (loss)	(63,620)	84,076
Less interest expense, net	(51,968)	(27,790)
Other income (loss)	105	(6,993)

Income (loss) before income tax expense	(115,483)	49,293
Income tax expense (benefit)	(66,039)	8,677

Net income (loss)	$(49,444)	$40,616

Depreciation and depletion:
U.S. Operations	$47,473	$42,142
Canadian and U.K. Operations	33,232	24,136
Other	485	215

Total	$81,190	$66,493

Capital expenditures:
U.S. Operations	$27,401	$36,112
Canadian and U.K. Operations	6,314	84,180
Other	312	553

Total	$34,027	$120,845

	March 31, 2013	December 31, 2012
Identifiable assets:
U.S. Operations	$1,438,289	$1,603,745
Canadian and U.K. Operations	3,918,439	3,728,817
Other	526,714	435,858

Total	$5,883,442	$5,768,420

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information

        On November 21, 2012, the Company completed a private placement of $500.0 million in aggregate principal amount of 9.875% senior notes due December 15, 2020 ("2020 Notes") and on March 27, 2013, the Company completed a private placement of $450.0 million in aggregate principal amount of 8.5% senior notes due April 15, 2021 ("2021 Notes"). The 2020 Notes and 2021 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of the Company's current and future wholly-owned U.S. domestic restricted subsidiaries. In connection with the private placements, the guarantors entered into registration rights agreements with the initial purchasers in which the Company agreed, among other things, to file a registration statement covering an offer to exchange the 2020 Notes and 2021 Notes for a new issue of exchange notes registered under the Securities Act of 1933 with substantially identical terms. The Company intends to file a registration statement on Form S-4 with the Securities and Exchange Commission for each of the senior notes and is providing the information below to provide supplemental guarantor financial information pursuant to Rule 3-10(f) of Regulation S-X. The following tables present unaudited condensed consolidating

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

MARCH 31, 2013

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$200,185	$158	$35,448	$—	$235,791
Receivables, net	79,729	122,336	113,231	—	315,296
Intercompany receivables	—	538,342	75,419	(613,761)	—
Intercompany notes receivable	143,263	—	—	(143,263)	—
Inventories	—	118,744	183,549	—	302,293
Deferred income taxes	36,717	17,687	1,225	—	55,629
Prepaid expenses	1,374	40,861	5,206	—	47,441
Other current assets	18,146	1,128	4,011	—	23,285

Total current assets	479,414	839,256	418,089	(757,024)	979,735
Mineral interests, net	—	17,015	2,910,576	—	2,927,591
Property, plant and equipment, net	8,276	779,101	904,260	—	1,691,637
Deferred income taxes	78,056	112,560	(5,229)	—	185,387
Investment in subsidiaries	3,815,313	—	—	(3,815,313)	—
Other long-term assets	76,091	9,674	13,327	—	99,092

	$4,457,150	$1,757,606	$4,241,023	$(4,572,337)	$5,883,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$9,277	$8,121	$—	$17,398
Accounts payable	11,588	80,694	40,758	—	133,040
Accrued expenses	100,956	87,102	4,855	—	192,913
Intercompany payables	613,761	—	—	(613,761)	—
Intercompany notes payable	—	—	143,263	(143,263)	—
Accumulated postretirement benefits obligation	131	29,506	—	—	29,637
Other current liabilities	157,201	23,619	26,508	—	207,328

Total current liabilities	883,637	230,198	223,505	(757,024)	580,316
Long-term debt	2,581,327	115	12,142	—	2,593,584
Deferred income taxes	—	—	883,659	—	883,659
Accumulated postretirement benefits obligation	435	635,694	—	—	636,129
Other long-term liabilities	46,081	128,839	69,164	—	244,084

Total liabilities	3,511,480	994,846	1,188,470	(757,024)	4,937,772
Stockholders' equity	945,670	762,760	3,052,553	(3,815,313)	945,670

Total liabilities and stockholders' equity	$4,457,150	$1,757,606	$4,241,023	$(4,572,337)	$5,883,442

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

DECEMBER 31, 2012

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$83,833	$61	$32,707	$—	$116,601
Receivables, net	64,106	113,182	79,679	—	256,967
Intercompany receivables	153,933	507,519	—	(661,452)	—
Intercompany notes receivable	118,079	—	—	(118,079)	—
Inventories	—	131,893	174,125	—	306,018
Deferred income taxes	39,375	17,687	1,464	—	58,526
Prepaid expenses	1,869	45,327	6,580	—	53,776
Other current assets	17,559	1,109	5,260	—	23,928

Total current assets	478,754	816,778	299,815	(779,531)	815,816
Mineral interests, net	—	18,475	2,947,082	—	2,965,557
Property, plant and equipment, net	8,448	790,900	932,783	—	1,732,131
Deferred income taxes	52,363	112,560	(4,501)	—	160,422
Goodwill	—	—	—	—	—
Investment in subsidiaries	3,530,094	—	—	(3,530,094)	—
Other long-term assets	71,622	9,375	13,497	—	94,494

	$4,141,281	$1,748,088	$4,188,676	$(4,309,625)	$5,768,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$10,196	$8,597	$—	$18,793
Accounts payable	5,128	78,260	31,525	—	114,913
Accrued expenses	27,197	83,155	74,523	—	184,875
Intercompany payables	507,519	—	153,933	(661,452)	—
Intercompany notes payable	—	—	118,079	(118,079)	—
Accumulated postretirement benefits obligation	131	29,069	—	—	29,200
Other current liabilities	157,044	24,389	25,040	—	206,473

Total current liabilities	697,019	225,069	411,697	(779,531)	554,254
Long-term debt	2,381,255	1,784	14,333	—	2,397,372
Deferred income taxes	—	—	921,687	—	921,687
Accumulated postretirement benefits obligation	452	632,812	—	—	633,264
Other long-term liabilities	51,984	128,593	70,695	—	251,272

Total liabilities	3,130,710	988,258	1,418,412	(779,531)	4,757,849
Stockholders' equity	1,010,571	759,830	2,770,264	(3,530,094)	1,010,571

Total liabilities and stockholders' equity	$4,141,281	$1,748,088	$4,188,676	$(4,309,625)	$5,768,420

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$314,812	$174,797	$—	$489,609
Miscellaneous income (loss)	553	2,190	(1,009)	—	1,734

	553	317,002	173,788	—	491,343

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	247,677	173,257	—	420,934
Depreciation and depletion	485	40,410	40,295	—	81,190
Selling, general and administrative	13,567	6,943	10,164	—	30,674
Postretirement benefits	(55)	14,780	—	—	14,725
Restructuring charges	—	116	7,324	—	7,440

	13,997	309,926	231,040	—	554,963

Operating income (loss)	(13,444)	7,076	(57,252)	—	(63,620)
Interest expense	(50,156)	590	(3,052)	—	(52,618)
Interest income	15	—	635	—	650
Other income	—	—	105	—	105

Loss before income tax expense	(63,585)	7,666	(59,564)	—	(115,483)
Income tax benefit	(26,667)	(3,396)	(35,976)	—	(66,039)

	(36,918)	11,062	(23,588)	—	(49,444)
Equity in losses of subsidiaries	(12,526)	—	—	12,526	—

Net income (loss)	$(49,444)	$11,062	$(23,588)	$12,526	$(49,444)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$413,654	$213,644	$—	$627,298
Miscellaneous income (loss)	675	4,071	(481)	—	4,265

	675	417,725	213,163	—	631,563

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	246,205	185,329	—	431,534
Depreciation and depletion	215	34,367	31,911	—	66,493
Selling, general and administrative	10,729	12,148	13,370	—	36,247
Postretirement benefits	(112)	13,325	—	—	13,213

	10,832	306,045	230,610	—	547,487

Operating income (loss)	(10,157)	111,680	(17,447)	—	84,076
Interest expense	(27,224)	(286)	(557)	—	(28,067)
Interest income	47	—	230	—	277
Other income (loss)	3,019	—	(10,012)	—	(6,993)

Income (loss) before income tax expense	(34,315)	111,394	(27,786)	—	49,293
Income tax expense (benefit)	(9,982)	32,261	(13,602)	—	8,677

	(24,333)	79,133	(14,184)	—	40,616
Equity in earnings of subsidiaries	64,949	—	—	(64,949)	—

Net income (loss)	$40,616	$79,133	$(14,184)	$(64,949)	$40,616

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(49,444)	$11,062	$(23,588)	$12,526	$(49,444)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	4,659	—	—	—	4,659
Change in unrealized gain on hedges, net of tax	722	21	—	(21)	722
Change in foreign currency translation adjustment	(15,625)	—	(15,625)	15,625	(15,625)
Change in unrealized gain on investments	44	—	44	(44)	44

Total other comprehensive income (loss), net of tax	(10,200)	21	(15,581)	15,560	(10,200)

Total comprehensive income (loss)	$(59,644)	$11,083	$(39,169)	$28,086	$(59,644)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$40,616	$79,133	$(14,184)	$(64,949)	$40,616
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	3,898	(50,756)	—	50,756	3,898
Change in unrealized gain (loss) on hedges, net of tax	(1,283)	20	(690)	670	(1,283)
Change in foreign currency translation adjustment	2,419	—	2,419	(2,419)	2,419
Change in unrealized gain on investments	(369)	—	(369)	369	(369)

Total other comprehensive income (loss), net of tax	4,665	(50,736)	1,360	49,376	4,665

Total comprehensive income (loss)	$45,281	$28,397	$(12,824)	$(15,573)	$45,281

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(28,029)	$65,848	$(57,217)	$—	$(19,398)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(314)	(24,545)	(9,168)	—	(34,027)
Intercompany notes issued	(45,591)	—	—	45,591	—
Intercompany notes proceeds	22,000	—	—	(22,000)	—
Investments in subsidiaries	(50,103)	—	—	50,103	—
Other	—	—	1,021	—	1,021

Cash flows used in investing activities	(74,008)	(24,545)	(8,147)	73,694	(33,006)

FINANCING ACTIVITIES
Proceeds from issuance of debt	450,000	—	—	—	450,000
Borrowings under revolving credit agreement	—	—	320,778	—	320,778
Repayments on revolving credit agreement	—	—	(320,778)	—	(320,778)
Retirements of debt	(250,000)	(2,588)	(2,099)	—	(254,687)
Dividends paid	(7,816)	—	—	—	(7,816)
Excess tax deficit from stock-based compensation arrangements	(195)	(177)	—	—	(372)
Proceeds from stock options exercised	279	—	—	—	279
Debt issuance costs	(15,163)	—	—	—	(15,163)
Advances from (to) consolidated entities	41,521	(38,443)	(3,078)	—	—
Intercompany notes borrowings	—	—	45,591	(45,591)	—
Intercompany notes payments	—	—	(22,000)	22,000	—
Investment from Parent	—	—	50,103	(50,103)	—
Other	(237)	2	—	—	(235)

Cash flows provided by (used in) financing activities	218,389	(41,206)	68,517	(73,694)	172,006

Effect of foreign exchange rates on cash	—	—	(412)	—	(412)

Net increase in cash and cash equivalents	$116,352	$97	$2,741	$—	$119,190
Cash and cash equivalents at beginning of period	83,833	61	32,707	—	116,601

Cash and cash equivalents at end of period	$200,185	$158	$35,448	$—	$235,791

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(57,822)	$145,851	$(17,175)	$—	$70,854

INVESTING ACTIVITIES
Additions to property, plant and equipment	(630)	(31,461)	(88,754)	—	(120,845)
Proceeds from sales of investments	—	—	12,228	—	12,228
Intercompany notes issued	(11,101)	—	—	11,101	—
Other	—	(85)	—	—	(85)

Cash flows used in investing activities	(11,731)	(31,546)	(76,526)	11,101	(108,702)

FINANCING ACTIVITIES
Borrowings under revolving credit agreement	—	—	135,294	—	135,294
Repayments on revolving credit agreement	—	—	(70,156)	—	(70,156)
Retirements of debt	—	(1,983)	(7,194)	—	(9,177)
Dividends paid	(7,806)	—	—	—	(7,806)
Excess tax benefits from stock-based compensation arrangements	783	—	—	—	783
Proceeds from stock options exercised	120	—	—	—	120
Advances from (to) consolidated entities	104,534	(112,293)	7,759	—	—
Intercompany notes borrowings	—	—	11,101	(11,101)	—
Other	(647)	1	(881)	—	(1,527)

Cash flows provided by (used in) financing activities	96,984	(114,275)	75,923	(11,101)	47,531

Effect of foreign exchange rates on cash	—	—	87	—	87

Net increase (decrease) in cash and cash equivalents	$27,431	$30	$(17,691)	$—	$9,770
Cash and cash equivalents at beginning of period	99,086	79	29,265	—	128,430

Cash and cash equivalents at end of period	$126,517	$109	$11,574	$—	$138,200

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

  •
  our customers' refusal to honor or renew contracts;

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

  •
  our ability to successfully integrate acquisitions;

  •
  volatility in the price of our common stock;

  •
  our ability to pay regular dividends to stockholders;

  •
  our exposure to indemnification obligations; and

  •
  other factors, including the other factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012 and as updated by any subsequent Form 10-Qs or other documents that are on file with the Securities and Exchange Commission.

        When considering forward-looking statements made by us in this Quarterly Report on Form 10-Q ("Form 10-Q"), or elsewhere, such statements speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. In light of these risks and uncertainties, keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.

Overview

        Walter Energy, Inc. ("Walter") is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines located in the United States, Canada and the United Kingdom. We also extract, process, market and/or possess mineral reserves of thermal coal and anthracite coal, as well as produce metallurgical coke and coal bed methane gas.

        We currently operate 11 active coal mines, a coke plant and a coal bed methane extraction operation located throughout Alabama, West Virginia, Northeast British Columbia and the U.K. We operate our business through two principal business segments: U.S. Operations and Canadian and U.K. Operations. The U.S. Operations segment includes hard coking coal and thermal coal mines in both Alabama and West Virginia, a coke plant in Alabama, and coal bed methane extraction operations located in Alabama. The Canadian mining operations currently operate three surface metallurgical coal mines in Northeast British Columbia's coalfields (the Wolverine Mine, the Brule Mine, and the Willow Creek Mine). Our U.K. mining operation consists of an idled underground and an idled surface mine located in South Wales. The underground mine produced anthracite coal, which can be sold as a low-volatile PCI coal and the surface mine operations produced thermal coal.

        Sales of metallurgical coal for the three months ended March 31, 2013 were 2.8 million metric tons and accounted for approximately 88% of our coal sales volume. Comparatively, for the three months ended March 31, 2012, sales of metallurgical coal were 2.4 million metric tons and accounted for approximately 75% of our coal sales volume. The increase in metallurgical coal sales volume as a percentage of our total coal sales volume in comparison to the prior year comparable quarter is consistent with our business strategy of increasing profitable, high quality metallurgical coal production and sales volume, as metallurgical coal generally sells for prices significantly higher than those for thermal coal.

        For the three months ended March 31, 2013, sales of thermal coal were 387 thousand metric tons and accounted for approximately 12% of our coal sales volume. Comparatively, for the three months ended March 31, 2012, sales of thermal coal were 807 thousand metric tons and accounted for approximately 25% of our coal sales volume.

Industry Overview and Outlook

        During 2012, the metallurgical coal market was adversely impacted by a combination of slowing Chinese demand growth, the weak economic environment in Europe and the recovery of Australian supply, all of which resulted in an oversupply of metallurgical coal. This oversupply of metallurgical coal put pressure on the selling price of metallurgical coal reducing the price to levels not experienced in several years. According to the World Steel Association Short Range Outlook for 2013 and 2014, steel use during 2012 increased at the slowest rate since 2009 when demand declined by 6.5%. In the early part of 2013, the key risks to the global economy surrounding the Eurozone crisis and the U.S. fiscal cliff issue have stabilized and a recovery in global steel demand is expected by the second half of 2013, led by emerging economies. However, a recent downward trend in short-term growth expectations for China's economy has added a level of uncertainty to the second half of 2013 pricing expectations. In 2014, the World Steel Association expects a further pickup in global steel demand with the developed economies increasingly contributing to the growth.

        During the first quarter of 2013 supply-demand imbalance resulted in a benchmark for high quality metallurgical coal of $165. Although the benchmark for high quality coals decreased in the first quarter of 2013, our average realized metallurgical coal sales prices improved compared to the fourth quarter of 2012 due to higher sales volume of our premium low-volatile hard coking coal as a percentage of total metallurgical coal sales.

        We have seen evidence of stronger demand and improved pricing for the second quarter of 2013, as the second quarter benchmark price of hard coking coal is approximately $172 per metric ton and $141 per metric ton for low-volatile PCI. Although we anticipate a slight improvement in average realized metallurgical coal prices the second quarter of 2013, the latest estimates of China's economic short-term growth combined with ample supply to the market has driven the spot market prices down causing the third quarter of 2013 pricing to be less certain and the recovery in the global economy and metallurgical coal markets continues to be volatile and remain uncertain. Although the remainder of 2013 remains uncertain, according to the World Steel Association Short Range Outlook for 2013 and 2014, global steel use is expected to increase by 2.9% in 2013 and by 3.2% in 2014.

        Our management strives to aggressively control costs and improve operating performance. During the three months ended March 31, 2013, we announced the planned curtailment of production at our Willow Creek mine in the Canadian and U.K. Operations segment. The Company also plans to close the operations at the North River mine in the U.S. Operations segment approximately nine months earlier than the previously expected end of mine life of 2014. The Willow Creek surface mine reserves primarily consist of metallurgical coal comprised of an estimated one-third hard coking coal and two-thirds low-volatile PCI. The North River mine reserves primarily consist of thermal coal. Due to the Willow Creek mine curtailment, for the three months ended March 31, 2013, we recognized severance charges of $4.4 million and contract termination costs of $3.0 million. In addition to the curtailment of these operations, in the previous twelve months the Company idled the development spending at the Aberpergwm mine in South Wales, idled the Gauley Eagle surface mine in West Virginia and curtailed production at its Maple underground mine in West Virginia. The curtailment and in some cases the idling of these higher-cost and lower-quality coal production mines allows us to focus on our higher margin and higher-quality coal mine operations. We believe these actions position us well as we look ahead to the remainder of 2013. We will continue to evaluate market conditions and will make further adjustments if market conditions warrant.

        Despite the short-term challenges, we believe the long-term demand for metallurgical coal within all of our geographic markets is anticipated to be strong as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal, which is a limited commodity. As such, we are focused on the long-term metallurgical coal market as we anticipate strong long-term demand for the high-quality metallurgical coals we produce. Although we have responded to the short-term deterioration in market conditions by curtailing and in some cases idling higher-cost and lower-quality coal production mines, when the market rebounds from its current weakness, we have the capability to increase our metallurgical coal production to take advantage of such potential opportunities in this highly volatile market.

        Even though we have taken steps to curtail and in some cases idle lower margin mines, we expect 2013 metallurgical coal production to be approximately 11.0 million tons as we expect to operate our higher margin hard coking coal mines at capacity.

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended March 31, 2013 and 2012

	For the three months ended March 31, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$336,741	$152,803	$65	$489,609
Miscellaneous income (loss)	2,484	(1,359)	609	1,734

Revenues	339,225	151,444	674	491,343
Cost of sales (exclusive of depreciation and depletion)	269,548	151,371	15	420,934
Depreciation and depletion	47,473	33,232	485	81,190
Selling, general and administrative	14,265	8,283	8,126	30,674
Postretirement benefits	14,780	—	(55)	14,725
Restructuring charges	116	7,324	—	7,440

Operating loss	$(6,957)	$(48,766)	$(7,897)	(63,620)

Interest expense, net				(51,968)
Other income				105
Income tax benefit				66,039

Net loss				$(49,444)

	For the three months ended March 31, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$446,118	$180,830	$350	$627,298
Miscellaneous income (loss)	6,032	(2,479)	712	4,265

Revenues	452,150	178,351	1,062	631,563
Cost of sales (exclusive of depreciation and depletion)	276,575	154,404	555	431,534
Depreciation and depletion	42,142	24,136	215	66,493
Selling, general and administrative	13,127	13,366	9,754	36,247
Postretirement benefits	13,325	—	(112)	13,213

Operating income (loss)	$106,981	$(13,555)	$(9,350)	84,076

Interest expense, net				(27,790)
Other loss				(6,993)
Income tax expense				(8,677)

Net income				$40,616

	Dollar variance for the three months ended March 31, 2013 versus 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(109,377)	$(28,027)	$(285)	$(137,689)
Miscellaneous income (loss)	(3,548)	1,120	(103)	(2,531)

Revenues	(112,925)	(26,907)	(388)	(140,220)
Cost of sales (exclusive of depreciation and depletion)	(7,027)	(3,033)	(540)	(10,600)
Depreciation and depletion	5,331	9,096	270	14,697
Selling, general and administrative	1,138	(5,083)	(1,628)	(5,573)
Postretirement benefits	1,455	—	57	1,512
Restructuring charges	116	7,324	—	7,440

Operating income (loss)	$(113,938)	$(35,211)	$1,453	(147,696)

Interest expense, net				(24,178)
Other income (loss)				7,098
Income tax benefit (expense)				74,716

Net income (loss)				$(90,060)

Summary of First Quarter Consolidated Results of Operations

        Our net loss for the three months ended March 31, 2013 was $49.4 million, or $0.79 per diluted share, which compares to net income of $40.6 million, or $0.65 per diluted share for the three months ended March 31, 2012. The net loss is primarily due to a decrease of approximately 30% in the average selling price of metallurgical coal as a result of lower global metallurgical coal prices. Earnings before interest expense, interest income, income taxes, depreciation, depletion and amortization ("EBITDA") for the first quarter of 2013 decreased $125.9 million as compared to the first quarter of 2012 primarily due to the decrease in revenues as a result of lower pricing. A reconciliation of net income (loss) to EBITDA is presented in the Liquidity and Capital Resources section below.

        Revenues for the three months ended March 31, 2013 were $491.3 million, representing a decrease of $140.2 million from $631.6 million in the same period in 2012. The decrease in revenues was primarily due to a decrease in the average selling price of metallurgical coal of $65.81, or approximately 30%, per ton due to weaker worldwide demand for metallurgical coal. The significant decrease in the average selling price was partially offset by an increase in metallurgical coal sales volumes of approximately 410,000 tons, for a 17% increase year over year.

        Cost of sales, exclusive of depreciation and depletion, decreased $10.6 million to $420.9 million as compared to the first quarter of 2012 and was primarily the result of a significant improvement in per ton cost of sales for low-volatile PCI partially offset by an increase in sales volumes of metallurgical coal. The average cash cost of sales per ton of low-volatile PCI sold decreased approximately 40% from $207.70 in the first quarter of 2012 to $123.64 in the first quarter of 2013 primarily due to a concentrated effort throughout 2012 and the first quarter of 2013 to lower costs in our Canadian and U.K. Operations segment. The substantial improvement in low-volatile PCI costs reflects the results of our cost containment and restructuring initiatives.

        Selling, general and administrative expense decreased $5.5 million or approximately 15% to $30.7 million, as compared to $36.2 million in the first quarter of 2012, primarily due to the reclassification of selling, general and administrative expenses as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q combined with the results of our cost containment initiatives offset partially by proxy contest expenses.

        The $0.1 million other income for the three months ended March 31, 2013 and $7.0 million other loss for the three months ended March 31, 2012 was primarily attributable to gains and losses on the sale and re-measurement to fair value of equity investments.

        We recognized an income tax benefit of $66.0 million for the three months ended March 31, 2013, compared to an income tax provision of $8.7 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we determined the current year income tax benefit for the Alabama operations using the actual year-to-date financial results as compared to the estimated annual effective tax rate method utilized in 2012. The current quarter income tax benefit for the Canada, U.K. and West Virginia operations is based upon an estimated annual effective tax rate method. The 2013 and 2012 effective tax rates also reflect the benefit of our Canadian and U.K. operations which are taxed at statutory rates lower than the U.S. rate, and the effects of tax losses in excess of losses related to foreign financing activities. The effective tax rates also reflect statutory depletion deductions in the Alabama mining operations.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 1.7 million metric tons for the three months ended March 31, 2013, representing an increase of 11.1% compared to 1.5 million metric tons during the same period in 2012 due to continued demand for our high quality low and mid-volatility hard coking coal produced at the No. 4 and No. 7 mines. Our hard coking coal production totaled 1.7 million metric tons in the first quarter of 2013, a decrease of 11.7% from the same period in the prior year primarily as a result of lower production at the Alabama underground operations due to the operation of three longwall panels in our Alabama operations in the current quarter as opposed to the operation of four longwall panels during the three months ended March 31, 2012 and due to two longwall panel moves in the current quarter. The average selling price of hard coking coal in the first quarter of 2013 was $157.28 per metric ton, representing a 29.0% decrease from the average selling price of $221.22 per metric ton for the same period in 2012. The decrease in the average selling price of hard coking coal reflects the current depressed market conditions in the metallurgical coal market. The average cash cost of sales per ton of hard coking coal sold during the first quarter of 2013 was $109.76, a slight decrease from the average cash cost of sales per ton of hard coking coal sold during the first quarter of 2012 of $110.33.

        Thermal coal sales and production totaled approximately 400 thousand metric tons for the three months ended March 31, 2013, a decrease of approximately 50.0% compared to approximately 800 thousand metric tons during the same period in 2012 primarily due to difficult mining conditions at the North River mine in Alabama and the idling of a thermal coal surface mine in the second quarter of 2012 due to lower demand and pricing. The average selling price of thermal coal for the first quarter of 2013 was $64.23 per metric ton, down 9.9% from the average selling price of $71.27 per metric ton for the same period in 2012, which was primarily attributable to the continued softening of demand for thermal coal. The average cash cost of sales per ton of thermal coal sold during the first quarter of 2013 was $90.34 compared to $78.87 for the same period in 2012 as a result of difficult mining conditions at our North River mine. In response to the continued deterioration in coal markets, we continue to take steps to reduce operations at lower margin mines and we plan to close our North River thermal coal mine in 2013 approximately nine months earlier than the previously expected end of mine life of 2014.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended March 31,
	2013	2012
Tons of hard coking coal sold(1) (in thousands)	1,706	1,535
Tons of hard coking coal produced (in thousands)	1,738	1,969
Average hard coking coal selling price(1) (per metric ton)	$157.28	$221.22
Average hard coking coal cash cost of sales(1) (per metric ton)	$109.76	$110.33
Average hard coking coal cash cost of production (per metric ton)	$78.11	$71.68
Tons of thermal coal sold (in thousands)	383	782
Tons of thermal coal produced (in thousands)	434	816
Average thermal coal selling price (per metric ton)	$64.23	$71.27
Average thermal coal cash cost of sales (per metric ton)	$90.34	$78.87
Average thermal coal cash cost of production (per metric ton)	$76.16	$60.74

(1)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $339.2 million for the three months ended March 31, 2013, representing a decrease of $112.9 million from the same period last year. The decrease in revenues during the first quarter of 2013 as compared to the first quarter of 2012 was primarily attributable to the decline in the average selling price of both hard coking and thermal coal, partially offset by higher hard coking coal sales volumes at the Alabama underground operations.

        Cost of sales, exclusive of depreciation and depletion, of our U.S. Operations segment decreased $7.0 million to $269.5 million as compared to the first quarter of 2012 despite an 11.1% increase in metallurgical coal sales volume. The decrease in cost of sales was primarily attributable to our cost containment efforts.

        Our U.S. Operations segment reported an operating loss of $7.0 million for the three months ended March 31, 2013, compared to operating income of $107.0 million in the same period in 2012. The decrease in operating income was primarily due to an approximately 25.0% decrease in revenues as a result of lower global metallurgical and thermal coal pricing.

  Canadian and U.K. Operations

        Metallurgical coal sales for the three months ended March 31, 2013 totaled 652 thousand metric tons of hard coking coal at an average selling price of $147.00 per metric ton and 419 thousand metric tons of low-volatile PCI coal at an average selling price of $139.23 per metric ton. Metallurgical coal sales in the first quarter of 2012 totaled 322 thousand metric tons of hard coking coal at an average selling price of $250.00 per metric ton and 510 thousand metric tons of low-volatile PCI coal at an average selling price of $187.97. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the weakened worldwide demand for metallurgical coal. The average cash cost of sales per ton of hard coking coal sold during the first quarter of 2013 was $142.13, representing a decrease of $2.96 per ton from the average cash cost of sales per ton of hard coking coal sold during the first quarter of 2012 of $145.09. The average cash cost of sales per ton of low-volatile PCI coal sold during the first quarter of 2013 was $123.64, representing a 40.5% decrease from the average cash cost of sales per ton of low-volatile PCI coal sold during the first quarter of 2012 of $207.70 as we converted from a contractor-operated to owner-operated mine. These reductions in cash cost of sales reflect the concentrated efforts throughout 2012 and 2013 to reduce costs in our Canadian and U.K. Operations.

        Our Canadian and U.K. Operations segment produced a total of 532 thousand metric tons of hard coking coal and 487 thousand metric tons of low-volatile PCI in the first quarter of 2013. During the first quarter of 2012, the segment produced 414 thousand metric tons of hard coking coal and 611 thousand metric tons of low-volatile PCI. The increase in hard coking coal production reflects significant improvements in productivity at the Wolverine mine and the addition of hard coking coal production at the Willow Creek mine. During the first quarter of 2012 the Willow Creek mine primarily produced low-volatile PCI coal. The Willow Creek mine produced approximately 99 thousand metric tons of low-volatile hard coking coal and 155 thousand tons of low-volatile PCI in the first quarter of 2013. In connection with our focus to aggressively control cost and improve operating performance, we announced in March 2013 plans to significantly curtail production at the Willow Creek mine beginning in April 2013 until market pricing conditions improve. The 124 thousand metric tons or 20.4% decrease in low-volatile PCI production is primarily due to our actions initiated in the fourth quarter of 2012 to temporarily reduce production at the Brule mine in an effort to reduce inventory levels.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended March 31,
	2013	2012
Tons of hard coking coal sold (in thousands)	652	322
Tons of hard coking coal produced (in thousands)	532	414	(1)
Average hard coking coal selling price (per metric ton)	$147.00	$250.00
Average hard coking coal cash cost of sales (per metric ton)	$142.13	$145.09
Average hard coking coal cash cost of production (per metric ton)	$110.22	$108.75	(1)
Tons of low-volatile PCI coal sold (in thousands)	419	510
Tons of low-volatile PCI coal produced (in thousands)	487	611	(1)
Average low-volatile PCI coal selling price (per metric ton)	$139.23	$187.97
Average low-volatile PCI cash cost of sales (per metric ton)	$123.64	$207.70
Average low-volatile PCI cash cost of production (per metric ton)	$109.08	$135.31	(1)

(1)
During the third quarter of 2012, we realigned certain metrics around tons included in production in our Canadian and U.K. Operations segment to conform with how we account for production in the U.S. Operations segment. Historically, the Canadian and U.K. Operations segment did not record tons as produced until they were deemed finished goods. We revised this methodology to include all tons mined, no matter if in process or finished, as produced based on a clean coal tonnage equivalent. Our Form 8-K filed on November 5, 2012, includes a reconciliation of production statistics previously presented as compared with the realigned methodology from the Western Coal acquisition date of April 1, 2011 through June 30, 2012.

        Our Canadian and U.K. Operations segment reported revenues of $151.4 million for the first quarter of 2013, a decrease of $26.9 million from the same period last year. The decrease in revenues during the first quarter of 2013 as compared to the first quarter of 2012 was attributable to a decline of 41.2% and 25.9% in the average selling price of hard coking coal and low-volatile PCI coal, respectively.

        Cost of sales, exclusive of depreciation and depletion, in our Canadian and U.K. Operations segment for the three months ended March 31, 2013 decreased $3.0 million to $151.4 million as compared to the 2012 first quarter. The decrease in cost of sales was primarily attributable to a significant improvement in cost of sales for low-volatile PCI which reflects the cost savings from converting our Brule mine from contractor-operated to owner-operated and the results of cost containment initiatives.

        Our Canadian and U.K. Operations segment reported an operating loss of $48.8 million for the three months ended March 31, 2013 as compared to an operating loss of $13.6 million for the same period in 2012. The operating loss for the quarter was primarily due to lower average selling prices for hard coking and low-volatile PCI coal as a result of lower global metallurgical coal pricing.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $119.2 million at March 31, 2013 compared to December 31, 2012 primarily due to cash flows provided by financing activities of $172.0 million due to the successful issuance of the 2021 Senior Notes offset by cash flows used in investing activities of $33.0 million and cash flows used in operating activities of $19.4 million.

        Net receivables were $315.3 million at March 31, 2013, representing an increase of $58.3 million from December 31, 2012 primarily due to the timing of metallurgical coal sales during March 2013 as compared to December 2012 combined with an increase in the average selling price of metallurgical coal during the first quarter of 2013 as compared to the fourth quarter of 2012.

        Net property, plant and equipment decreased by $40.5 million at March 31, 2013 as compared to December 31, 2012 primarily due to depreciation expense, partially offset by capital expenditures of $34.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and borrowings under our revolving credit facility. Our principal sources of long-term funding are our bank term loans entered into on April 1, 2011 and our senior notes issued in 2012 and 2013, as discussed below. Our available liquidity as of March 31, 2013 was $560 million, consisting of cash and cash equivalents of $236 million and $324 million available under the Company's $375 million revolving credit facility, net of outstanding letters of credit of $51 million. In recent quarters, we have entered into the financing transactions and amendments discussed below which have increased our interest expense. These transactions were completed to enhance liquidity and extend our debt maturities.

2021 Senior Notes

        On March 27, 2013, the Company issued $450.0 million of 8.5% senior notes due April 15, 2021 (the "2021 Notes"). These Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned U.S. domestic restricted subsidiaries. Interest on the 2021 Notes accrues at the rate of 8.5% per year and is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2013. At any time prior to April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes at a redemption price of 108.5% of the principal amount, plus accrued and unpaid interest. The Company may redeem the 2021 Notes, in whole or in part, after April 15, 2016 and prior to April 15, 2017, at a redemption price equal to 100% of the aggregate principal amount of the 2021 Notes plus a "make-whole" premium and accrued and unpaid interest. The Company may redeem the 2021 Notes, in whole or in part at redemption prices equal to 104.25% for the twelve months commencing April 15, 2017, 102.125% for the twelve months commencing April 15, 2018 and 100% beginning on April 15, 2019, in each case plus accrued and unpaid interest.

        Upon the occurrence of a change of control repurchase event with respect to the 2021 Notes, unless the Company has exercised its right to redeem the 2021 Notes, the Company will be required to offer to repurchase each holder's 2021 Notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

2020 Senior Notes

        On November 21, 2012, we issued $500.0 million of 9.875% senior notes due December 15, 2020 (the "2020 Notes") at an initial price of 99.302% of their face amount. The 2020 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned U.S. domestic restricted subsidiaries. Interest on the 2020 Notes accrues at the rate of 9.875% per year and is payable semi-annually in arrears on June 15 and December 15, beginning on June 15, 2013. We may redeem the 2020 Notes, in whole or in part, at any time prior to December 15, 2016, at a price equal to 100.000% of the aggregate principal amount of the 2020 Notes plus a "make-whole" premium, plus accrued and unpaid interest. We may redeem the 2020 Notes, in whole or in part, at any time during the twelve months commencing December 15, 2016, at 104.938% of the aggregate principal amount of the 2020 Notes, at any time during the twelve months commencing December 15, 2017, at 102.469% of the aggregate principal amount of the 2020 Notes, and at any time after December 15, 2018, at 100.000% of the aggregate principal amount of the 2020 Notes, in each case plus accrued and unpaid interest.

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

Credit Agreement Amendment

        On March 22, 2013, the Company entered into an amendment (the "Fourth Amendment") to the 2011 Credit Agreement dated as of April 1, 2011, as amended by the First Amendment to Credit Agreement, dated as of January 20, 2012, as further amended by the Second Amendment to Credit Agreement, dated as of August 16, 2012, and as further amended by the Third Amendment to Credit Agreement dated as of October 29, 2012 among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and other agents named therein. The Fourth Amendment amended a financial covenant in the 2011 Credit Agreement to provide additional flexibility for the issuance of senior unsecured notes, subject to the lessor of 100% and $250.0 million, in each case, of the net proceeds of such notes issuance being used to repay term loans outstanding under the 2011 Credit Agreement. The Fourth Amendment also provided that, should a repricing event occur within six months of the effective date of the Fourth Amendment, the Company must pay a fee equal to 1.0% of the aggregate principal amount of, as applicable, (i) the portion of the Term Loan B balance prepaid in connection with such repricing event or (ii) the portion of the Term Loan B balance outstanding on such date that is subject to an effective pricing reduction pursuant to such repricing event. All other terms of the 2011 Credit Agreement, including the aggregate principal amount that may be borrowed thereunder, remained substantially unchanged.

        The Revolver, term loan A and term loan B interest rates are tied to LIBOR or CDOR, plus a credit spread ranging from 350 to 450 basis points for the Revolver and term loan A and 475 basis points on the term loan B, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels.

        Borrowings at March 31, 2013 under the amended 2011 Credit Agreement consisted of a term loan A balance of $656.6 million with a weighted average interest rate of 4.80%, a term loan B balance of $978.2 million with a weighted average interest rate of 5.75% and no borrowings under the Revolver, with $50.8 million in outstanding stand-by letters of credit and $324.2 million of availability for future borrowings. On March 27, 2013, the Company prepaid $250 million of the outstanding principal balances of the term loans using a portion of the net proceeds from issuance of $450.0 million 2021 Notes. As a result of these prepayments, the remaining balance of the term loan B facility is due upon maturity.

        We were in compliance with all covenants under our Credit Agreement and the indenture governing our notes as of March 31, 2013. If operating results fall materially or other adverse factors occur, they could result in our being unable to comply with covenants in our Credit Agreement. A breach of covenants in the Credit Agreement, including the covenants that stipulate ratios based on Adjusted EBITDA as specifically defined under the Credit Agreement, could result in a default under the Credit Agreement and the lenders thereunder could elect to declare all amounts borrowed due and payable. Any acceleration under the Credit Agreement could result in a default under the indenture governing our notes.

        Based on current forecasts and anticipated market conditions, we believe that funding provided by operating cash flows and available sources of liquidity are sufficient to meet substantially all of our operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the foreseeable future. However, our operating cash flows and liquidity are significantly influenced by numerous factors including prices of coal, coal production levels, costs of raw materials, interest rates and the general economy. Although we have observed recent improvement in the market for our products, renewed deterioration of economic conditions or deteriorating mining conditions could adversely impact our operating cash flows.

Statements of Cash Flows

        Cash balances were $235.8 million and $116.6 million at March 31, 2013 and December 31, 2012, respectively. The increase in cash during the three months ended March 31, 2013 of $119.2 million primarily resulted from cash provided by financing activities of $172.0 million offset by cash used in operating activities of $19.4 million and cash used in investing activities of $33.0 million, which included capital expenditures of $34.0 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three months ended March 31,
	2013	2012
Cash flows provided by (used in) operating activities	$(19,398)	$70,854
Cash flows used in investing activities	(33,006)	(108,702)
Cash flows provided by financing activities	172,006	47,531
Effect of foreign exchange rates on cash	(412)	87

Net increase in cash and cash equivalents	$119,190	$9,770

        The decrease of $90.3 million in net cash provided by operating activities is primarily attributable to a $90.1 million decrease in net income as compared to the same period in 2012, resulting from the decline in the average selling price of metallurgical coal.

        The decrease in cash flows used in investing activities of $75.7 million was primarily attributable to an $86.8 million decrease in capital expenditures.

        The increase in cash flows provided by financing activities of $124.5 million was primarily attributable to $450.0 million of proceeds from the issuance of the 2021 Notes partially offset by retirements of existing debt of $245.5 million, a reduction in net borrowings under the revolving credit agreement of $65.1 million and debt issuance costs of $15.2 million.

Capital Expenditures

        Capital expenditures totaled $34.0 million during the three months ended March 31, 2013 compared to $120.8 million during the three months ended March 31, 2012. We currently expect 2013 capital expenditures to total approximately $170 million.

EBITDA

        EBITDA is defined as earnings before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring charges, proxy contest expenses and other miscellaneous items. EBITDA and adjusted EBITDA are financial measures which are not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that these non-GAAP measures provide additional insights into the performance of the Company, and they reflect how management analyzes Company performance and compares that performance against other companies. In addition, we believe that EBITDA and adjusted EBITDA are a useful measure as some investors and analysts use EBITDA and adjusted EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. We believe that adjusted EBITDA presents a useful measure of our ability to incur and service debt based on ongoing operations. EBITDA and adjusted EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA (in thousands):

	For the three months ended March 31,
	2013	2012
Net income (loss)	$(49,444)	$40,616
Add: Interest expense	52,618	28,067
Less: Interest income	(650)	(277)
Add: Income tax expense (benefit)	(66,039)	8,677
Add: Depreciation and depletion expense	81,190	66,493

Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	$17,675	$143,576
Add: Restructuring charges	7,440	—
Add: Proxy contest expenses and other	6,838	—

Adjusted EBITDA	$31,953	$143,576

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

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and Revolver loans. As of March 31, 2013, the interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or CDOR, plus a credit spread ranging from 350 to 450 basis points for the revolver and term loan A and 475 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of March 31, 2013, our borrowings due under the 2011 Credit Agreement totaled $1.6 billion. As of March 31, 2013 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $1.2 million while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $147 thousand due to the LIBOR floor.

        Our objective in managing exposure to interest rate changes is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. To achieve this objective, we manage a portion of our interest rate exposure through the use of interest rate swaps and an interest rate cap. To reduce our exposure to rising interest rates and the risk that changing interest rates could have on our operations, we entered into an interest rate swap agreement and an interest rate cap agreement during June 2011. The interest rate swap agreement has a notional value of $450.0 million and is based on a 1.17% fixed rate. The interest rate cap agreement has a notional value of $255.0 million and has a strike price of 2.00%.

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended March 31, 2013 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Outlook," which could materially affect our business, financial condition or future results. Other than as described in this report, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended March 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1, 2013 - January 31, 2013	—	—
February 1, 2013 - February 28, 2013	5,839	$35.55
March 1, 2013 - March 31, 2013	1,099	$30.59

	6,938

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

Item 6.    Exhibits

Exhibit Number
4.1	Indenture, dated as of March 27, 2013, by and among Walter Energy, Inc., the subsidiary guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 011-13711), filed on March 27, 2013).

4.2	Form of 8.500% senior note due 2021(included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File No. 011-13711), filed on March 27, 2013).

Exhibit Number
10.1	†	Form of Restricted Stock Unit Award Agreement—Performance Vesting Award—2 Year Performance Period (Incorporated by reference to Exhibit 10.11.9 of the Registrant's Annual Report on Form 10-K (File No. 011-13711) for the year ended December 31, 2012).

10.2	†	Form of Restricted Stock Unit Award Agreement—Performance Vesting Award—3 Year Performance Period (Incorporated by reference to Exhibit 10.11.10 of the Registrant's Annual Report on Form 10-K (File No. 011-13711) for the year ended December 31, 2012).

10.3	†	Form of Restricted Stock Unit Award Agreement (for executives executing agreements after February 18, 2013) (Incorporated by reference to Exhibit 10.11.11 of the Registrant's Annual Report on Form 10-K (File No. 011-13711) for the year ended December 31, 2012).

10.4	†	Form of Non-Qualified Stock Option Agreement (for executives executing agreements after February 18, 2013) (Incorporated by reference to Exhibit 10.11.12 of the Registrant's Annual Report on Form 10-K (File No. 011-13711) for the year ended December 31, 2012).

10.5	*†	2013 Executive Incentive Plan.

10.6		Fourth Amendment to Credit Agreement, dated as of March 21, 2013, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 011-13711), filed on March 22, 2013).

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

95	*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101	*	XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*
Filed herewith.

†
Denote management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2013
/s/ WILLIAM G. HARVEY Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2013