Form 10-Q
period 2013-06-30
Walter Energy, Inc.
filed 2013-08-07
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

        Number of shares of common stock outstanding as of July 31, 2013: 62,576,200

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$170,878	$116,601
Receivables, net	254,256	256,967
Inventories	339,584	306,018
Deferred income taxes	55,318	58,526
Prepaid expenses	60,151	53,776
Other current assets	23,754	23,928

Total current assets	903,941	815,816
Mineral interests, net of accumulated depletion of $218.8 million and $179.6 million, respectively	2,914,825	2,965,557
Property, plant and equipment, net of accumulated depreciation of $890.2 million and $796.7 million, respectively	1,657,123	1,732,131
Deferred income taxes	161,215	160,422
Other long-term assets	94,752	94,494

	$5,731,856	$5,768,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$14,919	$18,793
Accounts payable	123,540	114,913
Accrued expenses	135,772	184,875
Accumulated postretirement benefits obligation	30,074	29,200
Other current liabilities	202,300	206,473

Total current liabilities	506,605	554,254
Long-term debt	2,591,181	2,397,372
Accumulated postretirement benefits obligation	638,713	633,264
Deferred income taxes	848,748	921,687
Other long-term liabilities	237,320	251,272

Total liabilities	4,822,567	4,757,849

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares,
Issued—62,571,807 and 62,521,300 shares, respectively	626	625
Capital in excess of par value	1,609,854	1,628,244
Accumulated deficit	(423,863)	(347,448)
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(256,725)	(266,042)
Foreign currency translation adjustment	(18,588)	(1,502)
Unrealized loss on hedges, net of tax	(2,955)	(4,203)
Unrealized investment gain, net of tax	940	897

Total stockholders' equity	909,289	1,010,571

	$5,731,856	$5,768,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Sales	$437,798	$668,605	$927,407	$1,295,903
Miscellaneous income	3,698	8,969	5,432	13,234

	441,496	677,574	932,839	1,309,137

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	367,616	486,084	788,550	917,618
Depreciation and depletion	68,320	74,459	149,510	140,952
Selling, general and administrative	27,129	35,845	57,803	72,092
Postretirement benefits	14,725	13,213	29,450	26,426
Restructuring and asset impairment	(5,741)	—	1,699	—

	472,049	609,601	1,027,012	1,157,088

Operating income (loss)	(30,553)	67,973	(94,173)	152,049
Interest expense	(53,129)	(31,104)	(105,747)	(59,171)
Interest income	144	341	794	618
Other loss, net	(714)	(5,919)	(609)	(12,912)

Income (loss) from continuing operations before income tax expense (benefit)	(84,252)	31,291	(199,735)	80,584
Income tax expense (benefit)	(49,760)	4,535	(115,799)	13,212

Income (loss) from continuing operations	(34,492)	26,756	(83,936)	67,372
Income from discontinued operations	—	5,180	—	5,180

Net income (loss)	$(34,492)	$31,936	$(83,936)	$72,552

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.55)	$0.43	$(1.34)	$1.08
Income from discontinued operations	—	0.08	—	0.08

Net income (loss)	$(0.55)	$0.51	$(1.34)	$1.16

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.55)	$0.43	$(1.34)	$1.08
Income from discontinued operations	—	0.08	—	0.08

Net income (loss)	$(0.55)	$0.51	$(1.34)	$1.16

Dividends per share	$0.125	$0.125	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(IN THOUSANDS)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(34,492)	$31,936	$(83,936)	$72,552

Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, (net of tax expense: $2,883 and $5,765, and $2,422 and $4,844, for the three and six months ended June 30, 2013 and 2012, respectively)	4,658	3,897	9,317	7,795
Change in unrealized gain (loss) on hedges, (net of tax expense (benefit): $324 and $667, and $(1,235) and $(2,042), for the three and six months ended June 30, 2013 and 2012, respectively)	526	(1,987)	1,248	(3,270)
Change in foreign currency translation adjustment	(1,461)	(3,209)	(17,086)	(790)
Change in unrealized gain (loss) on investments, net of tax	(1)	—	43	(369)

Total other comprehensive income (loss), net of tax	3,722	(1,299)	(6,478)	3,366

Total comprehensive income (loss)	$(30,770)	$30,637	$(90,414)	$75,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,010,571	$625	$1,628,244	$(347,448)	$(270,850)
Net loss	(83,936)	—	—	(83,936)	—
Other comprehensive loss, net of tax	(6,478)	—	—	—	(6,478)
Stock issued upon the exercise of stock options	279	1	278	—	—
Dividends paid, $0.25 per share	(15,638)	—	(23,452)	7,814	—
Stock based compensation	5,370	—	5,370	—	—
Tax effect from stock-based compensation arrangements	(586)	—	(586)	—	—
Other	(293)	—	—	(293)	—

Balance at June 30, 2013	$909,289	$626	$1,609,854	$(423,863)	$(277,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(83,936)	$72,552
Less income from discontinued operations	—	(5,180)

Income (loss) from continuing operations	(83,936)	67,372
Adjustments to reconcile income (loss) from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and depletion	149,510	140,952
Deferred income tax benefit	(77,717)	(18,894)
Amortization of debt issuance costs	14,015	9,033
Other	8,402	9,327
Decrease (increase) in current assets:
Receivables	(2,302)	113,203
Inventories	(24,281)	(66,213)
Prepaid expenses and other current assets	(8,826)	(22,095)
Increase (decrease) in current liabilities:
Accounts payable	24,483	81,684
Accrued expenses and other current liabilities	(23,450)	(5,807)

Cash flows provided by (used in) operating activities	(24,102)	308,562

INVESTING ACTIVITIES
Additions to property, plant and equipment	(80,251)	(246,056)
Proceeds from sales of investments	202	12,228
Other	762	582

Cash flows used in investing activities	(79,287)	(233,246)

FINANCING ACTIVITIES
Proceeds from issuance of debt	450,000	—
Borrowings under revolving credit agreement	529,382	112,350
Repayments on revolving credit agreement	(529,382)	(63,341)
Retirements of debt	(259,200)	(118,003)
Dividends paid	(15,638)	(15,618)
Debt issuance costs	(15,080)	—
Other	(600)	288

Cash flows provided by (used in) financing activities	159,482	(84,324)

Cash flows provided by (used in) continuing operations	56,093	(9,008)

CASH FLOWS FROM DISCONTINUED OPERATIONS	—	9,500

Effect of foreign exchange rates on cash	(1,816)	(242)

Net increase in cash and cash equivalents	$54,277	$250
Cash and cash equivalents at beginning of period	116,601	128,430

Cash and cash equivalents at end of period	$170,878	$128,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 1—Basis of Presentation

        Walter Energy, Inc., together with its consolidated subsidiaries (the "Company"), is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States, Canada and the United Kingdom. The Company also extracts, processes, markets and/or possesses mineral reserves for thermal coal and anthracite coal, as well as produces metallurgical coke and coal bed methane gas.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2012 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements for the year ended December 31, 2012 included in the Company's 2012 Annual Report on Form 10-K.

        During the first quarter of 2013, the Company determined that the cash dividend declared and paid in the fourth quarter of 2012 should have been reported as a reduction to the capital in excess of par value component of stockholders' equity rather than retained earnings as the Company was in an accumulated deficit position. The change of $7.8 million was included in the first quarter of 2013 results by reclassifying the amount from accumulated deficit to capital in excess of par value. Management has determined that the effect of this classification change was immaterial to prior reporting periods affected. The change has had no effect on total stockholders' equity.

        During the first quarter of 2013, the Company began to classify certain indirect administrative costs as cost of sales as opposed to selling, general and administrative costs as it determined that these costs are directly supportive of operations. If this classification of these costs had been retrospectively applied, selling, general and administrative expenses for the three and six months ended June 30, 2012 would have been $4.3 million and $10.0 million, respectively, less and cost of sales would have been increased by similar amounts. Prior period balances have not been restated as management has determined that the effect of this classification change was immaterial to prior reporting periods. The change in classification has no effect on net income.

        During the second quarter of 2013, the Company identified an immaterial cumulative error related to the mineral interest value of Western Coal Corp. The related correction resulted in an $8.4 million dollar reduction to depreciation and depletion expense in the current period. Prior period balances have not been restated as management has determined that the effect was not material to the current or prior reporting periods.

Note 2—Restructuring and Asset Impairment

        In response to the current depressed price environment for thermal coal and geological issues within the Company's North River mine, the Company announced plans to close the mine in 2013

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 2—Restructuring and Asset Impairment (Continued)

approximately nine months earlier than the previously expected end of mine life of 2014. In connection with the accelerated closure, the Company renegotiated an unfavorably priced coal sales contract in the second quarter of 2013 to reduce the total tons committed for sale from this mine. The renegotiation will allow a closure of this mine in the latter half of 2013. For the three and six months ended June 30, 2013 the Company recognized a gain of approximately $17.0 million due to the release of the related below market contract liability that was obtained through the acquisition of North River. The benefit of $17.0 million was partially offset by asset impairment charges of approximately $8.0 million, all related to the accelerated closure of the North River Mine. The Company also incurred $3.3 million and $10.7 million of costs related to the curtailment of the Willow Creek mine for the three and six months ended June 30, 2013, respectively.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Coal	$258,181	$228,910
Raw materials and supplies	81,403	77,108

Total inventories	$339,584	$306,018

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

        For the six months ended June 30, 2013, the income tax benefit was determined based on the annual effective tax rate method. The Company recognized an income tax benefit of $115.8 million for the six months ended June 30, 2013, compared to an income tax provision of $13.2 million for the six months ended June 30, 2012 as the Company incurred a pretax operating loss for the six months ended June 30, 2013 compared to pretax operating income for the same period in 2012. The 2013 and 2012 tax rates reflect the benefits of our Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities. The income tax provisions for the six months ended June 30, 2013 and 2012 also reflect a statutory depletion deduction from the Alabama mining operations. The current year provision for income taxes also includes a benefit of $13.7 million attributable to year-to-date foreign currency exchange rate fluctuations on foreign deferred tax liabilities.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 5—Debt

        Debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012	Weighted Average Stated Interest Rate At June 30, 2013	Final Maturity
2011 term loan A	$656,566	$756,974	4.78%	2016
2011 term loan B	978,178	1,127,770	5.75%	2018
Revolving credit facility	—	—	N/A	2016
9.875% senior notes(1)	496,656	496,510	9.88%	2020
8.50% senior notes	450,000	—	8.50%	2021
Other(2)	24,700	34,911	Various	Various

Total debt	2,606,100	2,416,165
Less: current debt(2)	(14,919)	(18,793)

Total long-term debt	$2,591,181	$2,397,372

(1)
The 9.875% senior notes ($500.0 million face value) were issued at a discount at an initial price of 99.302%.

(2)
This balance includes capital lease obligations and an equipment financing agreement.

  8.50% Senior Notes

        In March 2013, the Company issued $450.0 million aggregate principal amount of 8.50% senior notes due April 15, 2021 (the "2021 Notes"). These Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned U.S. domestic restricted subsidiaries, exclusive of the West Virginia entities as they are owned by our U.K. Operations. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2013. At any time prior to April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes at a redemption price of 108.50% of the principal amount. The Company may redeem the 2021 Notes, in whole or in part, after April 15, 2016 and prior to April 15, 2017, at a redemption price equal to 100% of the aggregate principal amount of the 2021 Notes plus a "make-whole" premium and accrued and unpaid interest. The "make-whole" premium relates to the discount granted when the Company issued the bonds. The Company may redeem the 2021 Notes, in whole or in part at redemption prices equal to 104.25% for the twelve months commencing April 15, 2017, 102.125% for the twelve months commencing April 15, 2018 and 100% beginning on April 15, 2019, in each case plus accrued and unpaid interest.

        Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2021 Notes, the Company will be required to offer to repurchase each holder's 2021 Notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest.

        See Note 14 regarding subsequent events related to long-term debt.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 6—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,766	$1,498	$2,486	$2,018
Interest cost	3,070	3,129	7,198	7,253
Expected return on plan assets	(4,235)	(4,031)	—	—
Amortization of prior service cost	66	64	307	261
Amortization of net actuarial loss	2,434	2,313	4,734	3,681

Net periodic benefit cost	$3,101	$2,973	$14,725	$13,213

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$3,532	$2,996	$4,972	$4,036
Interest cost	6,140	6,258	14,396	14,506
Expected return on plan assets	(8,470)	(8,062)	—	—
Amortization of prior service cost	132	128	614	522
Amortization of net actuarial loss	4,868	4,626	9,468	7,362

Net periodic benefit cost	$6,202	$5,946	$29,450	$26,426

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 7—Net Income (Loss) Per Share

        A reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands, except per share data):

	For the three months ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Income (loss) from continuing operations	$(34,492)	$(34,492)	$26,756	$26,756

Income from discontinued operations	—	—	$5,180	$5,180

Denominator:
Average number of common shares outstanding	62,632	62,632	62,537	62,537
Effect of dilutive securities:
Stock awards and warrants(1)	—	—	—	243

	62,632	62,632	62,537	62,780

Income (loss) from continuing operations	$(0.55)	$(0.55)	$0.43	$0.43
Income from discontinued operations	—	—	0.08	0.08

Net income (loss) per share	$(0.55)	$(0.55)	$0.51	$0.51

	For the six months ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Income (loss) from continuing operations	$(83,936)	$(83,936)	$67,372	$67,372

Income from discontinued operations	—	—	$5,180	$5,180

Denominator:
Average number of common shares outstanding	62,614	62,614	62,503	62,503
Effect of dilutive securities:
Stock awards and warrants(1)	—	—	—	256

	62,614	62,614	62,503	62,759

Income (loss) from continuing operations	$(1.34)	$(1.34)	$1.08	$1.08
Income from discontinued operations	—	—	0.08	0.08

Net income (loss) per share	$(1.34)	$(1.34)	$1.16	$1.16

(1)
Stock awards represent the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. These purchases were assumed to have been made at the average market price of the common stock for the period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 7—Net Income (Loss) Per Share (Continued)

  securities is zero for such periods. The weighted average number of stock options outstanding for the three months ended June 30, 2013 and 2012 totaling 599,630 and 234,323, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options outstanding for the six months ended June 30, 2013 and 2012 totaling 481,635 and 205,378, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

  The tables below set forth stock options exercised and restricted stock units vested for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,
	2013	2012
Stock options	—	—
Restricted stock units	8,803	10,856

Total	8,803	10,856

	For the six months ended June 30,
	2013	2012
Stock options	24,831	19,059
Restricted stock units	25,676	28,815

Total	50,507	47,874

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

        In connection with the U.S. Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011, January 2013, and May 2013. At the request of the Internal Revenue Service, in May 2013 the Bankruptcy Court granted an additional extension of time until November 14, 2013 to submit the final order.

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

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. As of June 30, 2013, a final resolution has not been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

        In the second quarter of 2012, the IRS completed its audit of the Company's federal income tax returns for the years 2006 through 2008 and proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and the Company responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in the prior Proof of Claim and included a proposed adjustment to a worthless stock deduction reported in the Company's 2008 federal income tax return. In the third quarter of 2012, the Company received notification from the IRS that the audit of the 2006 through 2008 tax years had been reopened for further review. The IRS issued a revised IRS Appeals Transmittal Letter in April 2013 conceding the proposed adjustment to the worthless stock deduction. As of June 30, 2013, a final resolution has not been reached with the Appeals Division pertaining to the remaining disputed matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

        It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates a final order will be issued by the Bankruptcy Court in 2013 settling the issues in the Proof of Claim. The final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently in Appeals (2000-2008). As of June 30, 2013, the Company had $38 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.

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

        The Company believes that it is in substantial compliance with federal, state, provincial and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated.

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

        In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under CERCLA, allowing other Potentially Responsible Parties (PRP's) to potentially be held responsible. Under CERCLA authority, the EPA is proceeding directly with the offsite sampling work and deferring any further enforcement actions or decisions, including evaluating whether Walter Coke or any other company is in fact a PRP, to a subsequent time. In February 2013, the Agency for Toxic Substances and

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

Disease Registry (ATSDR) released a draft report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable.

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

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At June 30, 2013, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. The amount of this accrual is not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Additionally, pending the EPA's sampling activities in the neighborhoods and identification of PRP's, the Company at this time is unable to reasonably estimate the cost of offsite remediation activities that may be required. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.

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

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

        On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (Makohin v. Clark, et al.). On September 27, 2012 a second shareholder derivative lawsuit was filed in the same court (Sinerius v. Beatty, et al.). Both complaints name as defendants the Company's current Board of Directors and Keith Calder. The Company is named as a nominal defendant in each complaint. These complaints, like the state court derivative claims, allege similar facts to those alleged in the Rush complaint. The Makohin complaint asserts state law claims for breaches of fiduciary duties and unjust enrichment, while the Sinerius complaint asserts these same claims as well as claims for abuse of control and gross mismanagement. Both actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct and restitution from defendants of all profits, benefits and other compensation that they wrongfully obtained. Like the state court derivative action, both of these cases have been stayed pending resolution of summary judgment motions in the putative securities class action. The federal derivative plaintiffs will also have certain rights to participate in discovery taken in the federal securities action.

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

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with quarterly fixed rate and floating rate payment dates beginning on July 7, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Natural Gas Hedge

        Revenues derived from the sale of natural gas are subject to volatility based on changes in market prices. In order to reduce the risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas sales beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement hedged approximately 30% of anticipated natural gas sales from July 2011 until June 2012. The hedge was settled upon maturity and was accounted for as a cash flow hedge. The Company did not have any commodity hedges outstanding at June 30, 2013.

        The following table presents the fair values of the Company's derivative instruments as well as their classification within the Condensed Consolidated Balance Sheets (in thousands). See Note 11 for additional information related to the fair values of our derivative instruments.

	June 30, 2013	December 31, 2012
Asset derivatives designated as cash flow hedging instruments:
Interest rate cap(1)	$6	$12

Total asset derivatives	$6	$12

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$4,693	$6,615

Total liability derivatives	$4,693	$6,615

(1)
$5 thousand and $8 thousand are included in other current assets and $1 thousand and $4 thousand are included in other long-term assets within the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

(2)
$4.3 million and $4.1 million are included within other current liabilities and $0.4 million and $2.5 million are included within other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

        The following tables present the gains and losses from derivative instruments for the three and six months ended June 30, 2013 and 2012 and their location within the condensed consolidated financial

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

statements (in thousands). The Company utilizes only cash flow hedges that are considered highly effective.

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain (loss), net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)(2)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as cash flow hedging instruments	2013	2012	2013	2012
Natural gas hedges	$—	$(3,666)	$—	$1,837
Interest rate swaps	1,142	390	(614)	(460)
Interest rate cap	(2)	(88)	—	—

Total	$1,140	$(3,364)	$(614)	$1,377

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain (loss), net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)(2)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedging instruments	2013	2012	2013	2012
Natural gas hedges	$—	$(5,798)	$—	$3,279
Interest rate swaps	2,482	493	(1,230)	(1,025)
Interest rate cap	(4)	(219)	—	—

Total	$2,478	$(5,524)	$(1,230)	$2,254

(1)
Natural gas hedge amounts are recorded within miscellaneous income in the Condensed Consolidated Statements of Operations.

(2)
Interest rate swap amounts are recorded within interest expense in the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

        The following table presents the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013, net of tax (in thousands).

	Pension and other postretirement plans	Unrealized gain/(loss) on hedges	Foreign currency translation adjustment	Unrealized gain on investments	Total
Beginning balance as of December 31, 2012	$(266,042)	$(4,203)	$(1,502)	$897	$(270,850)
Other comprehensive income (loss) before reclassifications	—	2,478	(17,086)	39	(14,569)
Amounts reclassified from accumulated other comprehensive income (loss)	9,317	(1,230)	— (1)	4	8,091

Net current-period other comprehensive income (loss)	9,317	1,248	(17,086)	43	(6,478)

Ending balance as of June 30, 2013	$(256,725)	$(2,955)	$(18,588)	$940	$(277,328)

(1)
Foreign currency translation adjustments are reclassified from accumulated other comprehensive income (loss) upon sale or substantially complete liquidation of an investment in a foreign entity.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains and losses on cash flow hedges:
Interest rate swaps	$(1,991)	Interest expense

	(1,991)	Income (loss) from continuing
		operations before income tax
		expense (benefit)
	(761)	Income tax expense (benefit)

	$(1,230)	Net income (loss)

Amortization of pension and postretirement benefit plans:
Prior service cost	$746	(a)
Net actuarial loss	14,336	(a)

	15,082	Income (loss) from continuing
		operations before income tax
		expense (benefit)
	5,765	Income tax expense (benefit)

	$9,317	Net income (loss)

Gains and losses on available-for-sale securities	$4	Other income (loss)

	4	Income (loss) from continuing
		operations before income tax
		expense (benefit)
	—	Income tax expense (benefit)

	$4	Net income (loss)

Total reclassifications for the period	$8,091	Net income (loss)

(a)
Amortization of pension benefit items is included in cost of sales (exclusive of depreciation and depletion) and selling, general and administrative expense while amortization of postretirement benefit items is included in postretirement benefits within the Condensed Consolidated Statements of Operations.

Note 11—Fair Value of Financial Instruments

        Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

three level hierarchy has been established for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets and liabilities;
Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and
Level 3:	Unobservable inputs that are supported by little or no market data which require the reporting entity to develop its own assumptions.

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	June 30, 2013
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$6	$—	$6

Liabilities:
Interest rate swaps	$—	$4,693	$—	$4,693

	December 31, 2012
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$12	$—	$12

Liabilities:
Interest rate swaps	$—	$6,615	$—	$6,615

        Below is a summary of the Company's valuation techniques for Level 1 and Level 2 financial assets and liabilities:

        Equity securities—Changes in the fair value of trading securities are recorded in other income (loss) and determined using observable market prices. For the three and six months ended June 30, 2013, a loss of $277 thousand and $168 thousand, respectively, was recorded related to trading securities held at the reporting date. Realized gains of $9 thousand and $5 thousand on the sale of available-for-sale

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

securities were recorded in other loss during the three and six months ended June 30, 2013, respectively, and were determined using the specific identification method.

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

        Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the Revolver at June 30, 2013 or December 31, 2012. The estimated fair value of the Company's debt is based on similar transactions and yields in an active market for similarly rated debt (Level 2). The carrying amounts and fair values of the Company's debt are presented below (in thousands):

	June 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 Term Loan A	$656,566	$636,869	$756,974	$758,867
2011 Term Loan B	$978,178	$948,833	$1,127,770	$1,135,293
9.875% Senior Notes	$496,656	$433,125	$496,510	$500,000
8.50% Senior Notes	$450,000	$358,875	$—	$—

Note 12—Segment Information

        The Company's reportable segments are strategic business units arranged geographically which have separate management teams. These reportable segments are U.S. Operations, Canadian and U.K. Operations, and Other. Both the U.S. Operations and Canadian and U.K. Operations reportable segments' primary business is that of mining, processing and exporting metallurgical coal for the steel industry. The Other segment primarily includes unallocated corporate expenses.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 12—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
U.S. Operations	$321,009	$466,761	$660,234	$918,911
Canadian and U.K. Operations	119,873	209,645	271,317	387,996
Other	614	1,168	1,288	2,230

Total Revenues	$441,496	$677,574	$932,839	$1,309,137

Segment operating income (loss):
U.S. Operations	$37,333	$107,245	$30,376	$214,226
Canadian and U.K. Operations	(66,347)	(24,679)	(115,113)	(38,234)
Other	(1,539)	(14,593)	(9,436)	(23,943)

Total operating income (loss)	(30,553)	67,973	(94,173)	152,049
Less interest expense, net	(52,985)	(30,763)	(104,953)	(58,553)
Other loss, net	(714)	(5,919)	(609)	(12,912)

Income (loss) from continuing operations before income tax expense (benefit)	(84,252)	31,291	(199,735)	80,584
Income tax expense (benefit)	(49,760)	4,535	(115,799)	13,212

Income (loss) from continuing operations	$(34,492)	$26,756	$(83,936)	$67,372

Depreciation and depletion:
U.S. Operations	$31,189	$43,704	$78,662	$85,846
Canadian and U.K. Operations	36,620	30,535	69,852	54,671
Other	511	220	996	435

Total	$68,320	$74,459	$149,510	$140,952

Capital expenditures:
U.S. Operations	$38,803	$43,851	$66,204	$79,963
Canadian and U.K. Operations	7,231	78,177	13,545	162,357
Other	190	3,183	502	3,736

Total	$46,224	$125,211	$80,251	$246,056

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 12—Segment Information (Continued)

	June 30, 2013	December 31, 2012
Identifiable assets:
U.S. Operations	$1,199,787	$1,603,745
Canadian and U.K. Operations	3,800,009	3,728,817
Other	732,060	435,858

Total	$5,731,856	$5,768,420

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information

        On November 21, 2012, the Company completed a private placement of $500.0 million in aggregate principal amount of 9.875% senior notes due December 15, 2020 ("2020 Notes") and on March 27, 2013, the Company completed a private placement of $450.0 million in aggregate principal amount of 8.50% senior notes due April 15, 2021 ("2021 Notes"). The 2020 Notes and 2021 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of the Company's current and future wholly-owned U.S. domestic restricted subsidiaries, exclusive of the West Virginia entities as they are owned by our U.K. Operations. In connection with the private placements, the guarantors entered into registration rights agreements with the initial purchasers in which the Company agreed, among other things, to file a registration statement covering an offer to exchange the 2020 Notes and 2021 Notes for a new issue of exchange notes registered under the Securities Act of 1933 with substantially identical terms. The Company intends to file a registration statement on Form S-4 with the Securities and Exchange Commission for each of the senior notes and is providing the information below to provide supplemental guarantor financial information pursuant to Rule 3-10(f) of Regulation S-X. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$136,634	$—	$34,244	$—	$170,878
Receivables, net	96,820	91,498	65,938	—	254,256
Intercompany receivables	—	1,319,675	68,772	(1,388,447)	—
Intercompany loans receivable	152,755	—	—	(152,755)	—
Inventories	—	159,887	179,697	—	339,584
Deferred income taxes	39,656	14,914	748	—	55,318
Prepaid expenses	23,635	29,891	6,625	—	60,151
Other current assets	19,406	694	3,654	—	23,754

Total current assets	468,906	1,616,559	359,678	(1,541,202)	903,941
Mineral interests, net	—	9,621	2,905,204	—	2,914,825
Property, plant and equipment, net	7,910	772,302	876,911	—	1,657,123
Deferred income taxes	53,157	112,560	(4,502)	—	161,215
Investment in subsidiaries	4,537,487	—	—	(4,537,487)	—
Other long-term assets	72,142	10,892	11,718	—	94,752

	$5,139,602	$2,521,934	$4,149,009	$(6,078,689)	$5,731,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$6,734	$8,185	$—	$14,919
Accounts payable	26,164	72,887	24,489	—	123,540
Accrued expenses	31,526	64,509	39,737	—	135,772
Intercompany payables	1,388,447	—	—	(1,388,447)	—
Intercompany loans payable	—	—	152,755	(152,755)	—
Accumulated postretirement benefits obligation	131	29,943	—	—	30,074
Other current liabilities	159,413	23,516	19,371	—	202,300

Total current liabilities	1,605,681	197,589	244,537	(1,541,202)	506,605
Long-term debt	2,581,402	345	9,434	—	2,591,181
Accumulated postretirement benefits obligation	344	637,800	569	—	638,713
Deferred income taxes	—	—	848,748	—	848,748
Other long-term liabilities	42,886	125,843	68,591	—	237,320

Total liabilities	4,230,313	961,577	1,171,879	(1,541,202)	4,822,567
Stockholders' equity	909,289	1,560,357	2,977,130	(4,537,487)	909,289

	$5,139,602	$2,521,934	$4,149,009	$(6,078,689)	$5,731,856

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)
DECEMBER 31, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$83,833	$61	$32,707	$—	$116,601
Receivables, net	64,106	113,182	79,679	—	256,967
Intercompany receivables	153,933	507,519	—	(661,452)	—
Intercompany loans receivable	118,079	—	—	(118,079)	—
Inventories	—	131,893	174,125	—	306,018
Deferred income taxes	39,375	17,687	1,464	—	58,526
Prepaid expenses	1,869	45,327	6,580	—	53,776
Other current assets	17,559	1,109	5,260	—	23,928

Total current assets	478,754	816,778	299,815	(779,531)	815,816
Mineral interests, net	—	18,475	2,947,082	—	2,965,557
Property, plant and equipment, net	8,448	790,900	932,783	—	1,732,131
Deferred income taxes	52,363	112,560	(4,501)	—	160,422
Investment in subsidiaries	3,530,094	—	—	(3,530,094)	—
Other long-term assets	71,622	9,375	13,497	—	94,494

	$4,141,281	$1,748,088	$4,188,676	$(4,309,625)	$5,768,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$10,196	$8,597	$—	$18,793
Accounts payable	5,128	78,260	31,525	—	114,913
Accrued expenses	27,197	83,155	74,523	—	184,875
Intercompany payables	507,519	—	153,933	(661,452)	—
Intercompany loans payable	—	—	118,079	(118,079)	—
Accumulated postretirement benefits obligation	131	29,069	—	—	29,200
Other current liabilities	157,044	24,389	25,040	—	206,473

Total current liabilities	697,019	225,069	411,697	(779,531)	554,254
Long-term debt	2,381,255	1,784	14,333	—	2,397,372
Accumulated postretirement benefits obligation	452	632,812	—	—	633,264
Deferred income taxes	—	—	921,687	—	921,687
Other long-term liabilities	51,984	128,593	70,695	—	251,272

Total liabilities	3,130,710	988,258	1,418,412	(779,531)	4,757,849
Stockholders' equity	1,010,571	759,830	2,770,264	(3,530,094)	1,010,571

	$4,141,281	$1,748,088	$4,188,676	$(4,309,625)	$5,768,420

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$299,198	$138,600	$—	$437,798
Miscellaneous income	220	779	2,699	—	3,698

	220	299,977	141,299	—	441,496

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	211,314	156,302	—	367,616
Depreciation and depletion	511	33,673	34,136	—	68,320
Selling, general and administrative	11,684	7,144	8,301	—	27,129
Postretirement benefits	(55)	14,780	—	—	14,725
Restructuring and asset impairment	—	(9,063)	3,322	—	(5,741)

	12,140	257,848	202,061	—	472,049

Operating income (loss)	(11,920)	42,129	(60,762)	—	(30,553)
Interest expense	(49,414)	(590)	(3,125)	—	(53,129)
Interest income	28	116	—	—	144
Other loss	—	—	(714)	—	(714)

Income (loss) before income tax expense	(61,306)	41,655	(64,601)	—	(84,252)
Income tax expense (benefit)	(22,108)	8,533	(36,185)	—	(49,760)

	(39,198)	33,122	(28,416)	—	(34,492)
Equity in earnings of subsidiaries	4,706	—	—	(4,706)	—

Net income (loss)	$(34,492)	$33,122	$(28,416)	$(4,706)	$(34,492)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$435,395	$233,210	$—	$668,605
Miscellaneous income (loss)	1,051	14,808	(6,890)	—	8,969

	1,051	450,203	226,320	—	677,574

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	271,977	214,107	—	486,084
Depreciation and depletion	2,235	34,296	37,928	—	74,459
Selling, general and administrative	12,941	10,818	12,086	—	35,845
Postretirement benefits	(113)	13,326	—	—	13,213

	15,063	330,417	264,121	—	609,601

Operating income (loss)	(14,012)	119,786	(37,801)	—	67,973
Interest expense	(29,448)	(254)	(1,402)	—	(31,104)
Interest income	61	2	278	—	341
Other income (expense)	3,020	—	(8,939)	—	(5,919)

Income (loss) from continuing operations before income tax expense (benefit)	(40,379)	119,534	(47,864)	—	31,291
Income tax expense (benefit)	(13,583)	33,220	(15,102)	—	4,535

Income (loss) from continuing operations	(26,796)	86,314	(32,762)	—	26,756
Income from discontinued operations	—	—	5,180	—	5,180
Equity in earnings of subsidiaries	58,732	—	—	(58,732)	—

Net income (loss)	$31,936	$86,314	$(27,582)	$(58,732)	$31,936

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$614,010	$313,397	$—	$927,407
Miscellaneous income	773	2,969	1,690	—	5,432

	773	616,979	315,087	—	932,839

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	458,991	329,559	—	788,550
Depreciation and depletion	996	74,083	74,431	—	149,510
Selling, general and administrative	25,251	14,087	18,465	—	57,803
Postretirement benefits	(110)	29,560	—	—	29,450
Restructuring and asset impairment	—	(8,947)	10,646	—	1,699

	26,137	567,774	433,101	—	1,027,012

Operating income (loss)	(25,364)	49,205	(118,014)	—	(94,173)
Interest expense	(99,570)	—	(6,177)	—	(105,747)
Interest income	43	116	635	—	794
Other loss	—	—	(609)	—	(609)

Income (loss) before income tax expense	(124,891)	49,321	(124,165)	—	(199,735)
Income tax expense (benefit)	(48,775)	5,137	(72,161)	—	(115,799)

	(76,116)	44,184	(52,004)	—	(83,936)
Equity in losses of subsidiaries	(7,820)	—	—	7,820	—

Net income (loss)	$(83,936)	$44,184	$(52,004)	$7,820	$(83,936)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$849,049	$446,854	$—	$1,295,903
Miscellaneous income (loss)	1,726	18,879	(7,371)	—	13,234

	1,726	867,928	439,483	—	1,309,137

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	518,182	399,436	—	917,618
Depreciation and depletion	3,933	68,122	68,897	—	140,952
Selling, general and administrative	22,187	23,507	26,398	—	72,092
Postretirement benefits	(225)	26,651	—	—	26,426

	25,895	636,462	494,731	—	1,157,088

Operating income (loss)	(24,169)	231,466	(55,248)	—	152,049
Interest expense	(56,672)	(540)	(1,959)	—	(59,171)
Interest income	108	2	508	—	618
Other income (loss)	6,039	—	(18,951)	—	(12,912)

Income (loss) before income tax expense	(74,694)	230,928	(75,650)	—	80,584
Income tax expense (benefit)	(23,565)	65,481	(28,704)	—	13,212

Income (loss) from continuing operations	(51,129)	165,447	(46,946)	—	67,372
Income from discontinued operations	—	—	5,180	—	5,180
Equity in earnings of subsidiaries	123,681	—	—	(123,681)	—

Net income (loss)	$72,552	$165,447	$(41,766)	$(123,681)	$72,552

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(34,492)	$33,122	$(28,416)	$(4,706)	$(34,492)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	4,658	—	—	—	4,658
Change in unrealized gain on hedges, net of tax	526	16	—	(16)	526
Change in foreign currency translation adjustment	(1,461)	—	(1,461)	1,461	(1,461)
Change in unrealized loss on investments, net of tax	(1)	—	(1)	1	(1)

Total other comprehensive income (loss), net of tax	3,722	16	(1,462)	1,446	3,722

Total comprehensive income (loss)	$(30,770)	$33,138	$(29,878)	$(3,260)	$(30,770)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$31,936	$86,314	$(27,582)	$(58,732)	$31,936
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	3,897	—	—	—	3,897
Change in unrealized gain (loss) on hedges, net of tax	(1,987)	29	(1,829)	1,800	(1,987)
Change in foreign currency translation adjustment	(3,209)	—	(3,209)	3,209	(3,209)

Total other comprehensive income (loss), net of tax	(1,299)	29	(5,038)	5,009	(1,299)

Total comprehensive income (loss)	$30,637	$86,343	$(32,620)	$(53,723)	$30,637

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(83,936)	$44,184	$(52,004)	$7,820	$(83,936)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	9,317	—	—	—	9,317
Change in unrealized gain on hedges, net of tax	1,248	37	—	(37)	1,248
Change in foreign currency translation adjustment	(17,086)	—	(17,086)	17,086	(17,086)
Change in unrealized gain on investments, net of tax	43	—	43	(43)	43

Total other comprehensive income (loss), net of tax	(6,478)	37	(17,043)	17,006	(6,478)

Total comprehensive income (loss)	$(90,414)	$44,221	$(69,047)	$24,826	$(90,414)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$72,552	$165,447	$(41,766)	$(123,681)	$72,552
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	7,795	(50,756)	—	50,756	7,795
Change in unrealized gain (loss) on hedges, net of tax	(3,270)	49	(2,519)	2,470	(3,270)
Change in foreign currency translation adjustment	(790)	—	(790)	790	(790)
Change in unrealized loss on investments, net of tax	(369)	—	(369)	369	(369)

Total other comprehensive income (loss), net of tax	3,366	(50,707)	(3,678)	54,385	3,366

Total comprehensive income (loss)	$75,918	$114,740	$(45,444)	$(69,296)	$75,918

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(130,045)	$112,000	$(6,057)	$—	$(24,102)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(459)	(58,130)	(21,662)	—	(80,251)
Intercompany loans made	(54,736)	—	—	54,736	—
Intercompany payments received	23,500	—	—	(23,500)	—
Investments in subsidiaries	(50,103)	—	—	50,103	—
Proceeds from sales of investments	—	—	202	—	202
Other	—	—	762	—	762

Cash flows used in investing activities	(81,798)	(58,130)	(20,698)	81,339	(79,287)

FINANCING ACTIVITIES
Proceeds from issuance of debt	450,000	—	—	—	450,000
Borrowings under revolving credit agreement	—	—	529,382	—	529,382
Repayments on revolving credit agreement	—	—	(529,382)	—	(529,382)
Retirements of debt	(250,000)	(4,903)	(4,297)	—	(259,200)
Dividends paid	(15,638)	—	—	—	(15,638)
Excess tax deficit from stock-based compensation arrangements	(586)	—	—	—	(586)
Proceeds from stock options exercised	279	—	—	—	279
Debt issuance costs	(15,080)	—	—	—	(15,080)
Advances from (to) consolidated entities	95,962	(49,028)	(46,934)	—	—
Intercompany borrowings	—	—	54,736	(54,736)	—
Intercompany payments made	—	—	(23,500)	23,500	—
Investment from Parent	—	—	50,103	(50,103)	—
Other	(293)	—	—	—	(293)

Cash flows provided by (used in) financing activities	264,644	(53,931)	30,108	(81,339)	159,482

Effect of foreign exchange rates on cash	—	—	(1,816)	—	(1,816)

Net increase (decrease) in cash and cash equivalents	$52,801	$(61)	$1,537	$—	$54,277
Cash and cash equivalents at beginning of period	83,833	61	32,707	—	116,601

Cash and cash equivalents at end of period	$136,634	$—	$34,244	$—	$170,878

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(92,589)	$334,473	$66,678	$—	$308,562

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,785)	(70,234)	(172,037)	—	(246,056)
Proceeds from sales of investments	—	—	12,228	—	12,228
Intercompany loans made	(27,694)	—	—	27,694	—
Other	—	512	70	—	582

Cash flows used in investing activities	(31,479)	(69,722)	(159,739)	27,694	(233,246)

FINANCING ACTIVITIES
Borrowings under revolving credit agreement	—	—	112,350	—	112,350
Repayments on revolving credit agreement	—	—	(63,341)	—	(63,341)
Retirements of debt	(100,000)	(4,025)	(13,978)	—	(118,003)
Dividends paid	(15,618)	—	—	—	(15,618)
Excess tax benefits from stock-based compensation arrangements	877	—	—	—	877
Proceeds from stock options exercised	122	—	—	—	122
Advances from (to) consolidated entities	241,244	(176,220)	(65,024)	—	—
Intercompany borrowings	—	—	27,694	(27,694)	—
Other	(711)	—	—		(711)

Cash flows provided by (used in) financing activities	125,914	(180,245)	(2,299)	(27,694)	(84,324)

Cash flows provided by (used in) continuing operations	1,846	84,506	(95,360)	—	(9,008)

CASH FLOWS FROM DISCONTINUED OPERATIONS	—	9,500	—	—	9,500

Effect of foreign exchange rates on cash	—	—	(242)	—	(242)

Net increase (decrease) in cash and cash equivalents	$1,846	$94,006	$(95,602)	$—	$250
Cash and cash equivalents at beginning of period	99,086	79	29,265	—	128,430

Cash and cash equivalents at end of period	$100,932	$94,085	$(66,337)	$—	$128,680

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

Note 14—Subsequent Events

Credit Agreement Amendment

        On July 23, 2013, the Company entered into an amendment (the "Fifth Amendment") to the 2011 Credit Agreement dated as of April 1, 2011, as amended by the First Amendment to Credit Agreement, dated as of January 20, 2012, the Second Amendment to Credit Agreement, dated as of August 16, 2012, the Third Amendment to Credit Agreement dated as of October 29, 2012, and as further amended by the Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and other agents named therein. The Fifth Amendment provides for, among other things:

  •
  increased interest margins of 1.00% from their existing levels;

  •
  less restrictive interest expense coverage ratio and suspension of compliance until March 31, 2015;

  •
  less restrictive senior secured leverage ratio and suspension of compliance until June 30, 2014;

  •
  an additional minimum liquidity covenant of $225.0 million that applies at the end of each fiscal quarter through June 30, 2014 and at any time thereafter when the senior secured leverage ratio is greater than 5.50:1.00;

  •
  an additional capital expenditures covenant limiting capital expenditures to $175.0 million in 2013 and $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized in the succeeding fiscal year increasing the 2014 capital spending limit up to $220.0 million;

  •
  modifies the requirement that 100% of the net cash proceeds from the incurrence or issuance of unsecured indebtedness shall be applied as a mandatory repayment to exclude the mandatory repayment requirement for the first $250.0 million of such indebtedness; and

  •
  a restriction on cash dividends allowed in any fiscal quarter when the secured leverage ratio exceeds 4.50:1.00.

Quarterly Dividend

        In connection with the Fifth Amendment and in light of current market conditions, on July 23, 2013 the Company announced that its Board of Directors determined to reduce its regular quarterly dividend to $0.01 per share from the most recent quarterly dividend of $0.125 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

  •
  our exposure to indemnification obligations; and

  •
  other factors, including the other factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report filed on Form 10-K for the year ended December 31, 2012 and as updated by any subsequent Form 10-Qs or other documents that are on file with the Securities and Exchange Commission.

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

Overview

        Walter Energy, Inc. ("Walter") is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States, Canada and the United Kingdom. We also extract, process, market and/or possess mineral reserves of thermal coal and anthracite coal, as well as produce metallurgical coke and coal bed methane gas.

        We currently operate 11 active coal mines, a coke plant and a coal bed methane extraction operation located within Alabama, West Virginia, Northeast British Columbia and the U.K. We operate our business through two principal business segments: U.S. Operations and Canadian and U.K. Operations. The U.S. Operations segment includes hard coking coal and thermal coal mines in both Alabama and West Virginia, a coke plant in Alabama, and coal bed methane extraction operations located in Alabama. The Canadian mining operations currently operate three metallurgical coal surface mines in Northeast British Columbia (the Wolverine Mine, the Brule Mine, and the Willow Creek Mine). Although the Willow Creek mine is an active coal mine, we have curtailed operations at this mine during the current quarter. Our U.K. mining operation consists of an active underground and a curtailed surface mine located in South Wales. The active underground mine produces anthracite coal, which can be sold as a low-volatile PCI coal and the curtailed surface mine operations produced thermal coal.

        Sales of metallurgical coal for the three months ended June 30, 2013 were 2.4 million metric tons and accounted for approximately 89% of our coal sales volume. Comparatively, for the three months ended June 30, 2012, sales of metallurgical coal were 2.8 million metric tons and accounted for approximately 76% of our coal sales volume. The increase in metallurgical coal sales volume as a percentage of our total coal sales volume in comparison to the prior year comparable quarter is consistent with our business strategy of increasing profitable, high quality metallurgical coal production and sales volume, as metallurgical coal generally sells for prices significantly higher than those for thermal coal.

        For the three months ended June 30, 2013, sales of thermal coal were 317 thousand metric tons and accounted for approximately 11% of our coal sales volume. Comparatively, for the three months ended June 30, 2012, sales of thermal coal were 891 thousand metric tons and accounted for approximately 24% of our coal sales volume.

Industry Overview and Outlook

        The metallurgical coal market continues to be adversely impacted by a combination of slowing Chinese economic growth, the weak economic environment in Europe and excess Australian supply into the markets, all of which continue to result in an oversupply of metallurgical coal. The oversupply of metallurgical coal continues to put pressure on the selling price. The benchmark for high quality metallurgical coal in the first quarter of 2013 was approximately $165 per metric ton and in the second quarter of 2013 benchmark price of hard coking coal was approximately $172 per metric ton. During the second quarter of 2013, the metallurgical coal market weakened as the gradual erosion of spot prices in the first quarter of 2013 and in the month of April accelerated into a significant decline during May and June. This resulted in a third quarter benchmark price of $145 per metric ton for premium hard coking metallurgical coal or a $27 per metric ton decrease from the benchmark in the second quarter of 2013.

        The metallurgical coal benchmark price of $145 per metric ton in the third quarter reflects the increase in production by Australian and other producers as they increased output. The Australian producers are also benefiting from a weaker Australian Dollar in the foreign currency exchange market.

        We believe the third quarter benchmark price of $145 per metric ton will continue to result in industry-wide idling or curtailment of mines that are either high cost or have lower quality products that are further discounted from the benchmark as many of these mines are expected to be operating at negative margins. While the short-term outlook for global metallurgical coal pricing remains depressed, we believe the long-term demand for metallurgical coal within all of our geographic markets is anticipated to be strong as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal, which is a limited commodity. As such, we are focused on the long-term metallurgical coal market as we anticipate strong long-term demand for the high-quality metallurgical coals we produce. Although we have responded to the short-term deterioration in market conditions by curtailing and in some cases idling higher-cost and lower-quality coal mines, when the market rebounds from its current weakness, we have the capability to increase our metallurgical coal production to take advantage of such potential opportunities in this highly volatile market.

        We expect 2013 metallurgical coal production to be approximately 11.0 million metric tons. We also anticipate 2013 metallurgical coal sales to be in line with production.

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended June 30, 2013 and 2012

	For the three months ended June 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$320,591	$117,207	$—	$437,798
Miscellaneous income	418	2,666	614	3,698

Revenues	321,009	119,873	614	441,496
Cost of sales (exclusive of depreciation and depletion)	231,536	136,053	27	367,616
Depreciation and depletion	31,189	36,620	511	68,320
Selling, general and administrative	15,235	10,225	1,669	27,129
Postretirement benefits	14,779	—	(54)	14,725
Restructuring and asset impairment	(9,063)	3,322	—	(5,741)

Operating income (loss)	$37,333	$(66,347)	$(1,539)	$(30,553)

Interest expense, net				(52,985)
Other loss, net				(714)
Income tax benefit				49,760

Loss from continuing operations				$(34,492)

	For the three months ended June 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$456,935	$211,715	$(45)	$668,605
Miscellaneous income (loss)	9,826	(2,070)	1,213	8,969

Revenues	466,761	209,645	1,168	677,574
Cost of sales (exclusive of depreciation and depletion)	290,830	195,255	(1)	486,084
Depreciation and depletion	43,704	30,535	220	74,459
Selling, general and administrative	11,656	8,534	15,655	35,845
Postretirement benefits	13,326	—	(113)	13,213

Operating income (loss)	$107,245	$(24,679)	$(14,593)	$67,973

Interest expense, net				(30,763)
Other loss				(5,919)
Income tax expense				(4,535)

Income from continuing operations				$26,756

	Dollar variance for the three months ended June 30, 2013 versus 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(136,344)	$(94,508)	$45	$(230,807)
Miscellaneous income (loss)	(9,408)	4,736	(599)	(5,271)

Revenues	(145,752)	(89,772)	(554)	(236,078)
Cost of sales (exclusive of depreciation and depletion)	(59,294)	(59,202)	28	(118,468)
Depreciation and depletion	(12,515)	6,085	291	(6,139)
Selling, general and administrative	3,579	1,691	(13,986)	(8,716)
Postretirement benefits	1,453	—	59	1,512
Restructuring charges	(9,063)	3,322	—	(5,741)

Operating income (loss)	$(69,912)	$(41,668)	$13,054	$(98,526)

Interest expense, net				(22,222)
Other income (loss)				5,205
Income tax benefit (expense)				54,295

Income (loss) from continuing operations				$(61,248)

Summary of Second Quarter Consolidated Results of Operations

        Our net loss for the three months ended June 30, 2013 was $34.5 million, or $0.55 per diluted share, which compares to income from continuing operations of $26.8 million, or $0.43 per diluted share for the three months ended June 30, 2012. The net loss was primarily due to a decrease of approximately 22.2% in the average selling price of our metallurgical coal as a result of excess supply within the global metallurgical coal market. Earnings before interest expense, interest income, income taxes, depreciation, depletion and amortization ("EBITDA") for the second quarter of 2013 decreased $107.7 million as compared to the second quarter of 2012 primarily due to a decrease in revenues as a result of lower metallurgical coal prices. A reconciliation of net income (loss) to EBITDA is presented in the Liquidity and Capital Resources section below.

        Revenues for the three months ended June 30, 2013 were $441.5 million, representing a decrease of $236.1 million from $677.6 million in the same period in 2012. The decrease in revenues was primarily due to a decrease in the average selling price of our metallurgical coal of $42.91 per metric ton, or approximately 22.2%, per metric ton, due to weaker worldwide demand for metallurgical coal and a decrease in metallurgical coal sales volume of approximately 402,000 tons or 14.1%.

        Cost of sales, exclusive of depreciation and depletion, for the three months ended June 30, 2013 decreased $118.5 million to $367.6 million as compared to $486.1 million in the second quarter of 2012 and was primarily the result of a significant improvement in per ton cost of sales in hard coking coal across all of our operations combined with a decrease in coal sales volume. The average cash cost of sales per metric ton of total metallurgical coal decreased approximately 9.7% from $135.17 in the three months ended June 30, 2012 to $122.04 for the three months ended June 30, 2013 primarily due to a concerted effort throughout the year to lower costs across all operations. The substantial improvement continues to reflect the results of our cost containment and restructuring initiatives.

        Selling, general and administrative expense for the three months ended June 30, 2013 decreased $8.7 million or approximately 24.3% to $27.1 million, as compared to $35.8 million in the second quarter of 2012. The decrease was primarily due to our cost containment initiatives. Additionally, the reduction reflects the reclassification of selling, general and administrative expenses to the operations they support as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements" in

this Form 10-Q combined with the results of our cost containment initiatives partially offset by approximately $8.1 million in proxy contest expenses.

        The $0.7 million other loss for the three months ended June 30, 2013 and $5.9 million other loss for the three months ended June 30, 2012 was primarily attributable to losses on the sale and re-measurement to fair value of equity investments.

        We recognized an income tax benefit of $49.8 million for the three months ended June 30, 2013, compared to an income tax provision of $4.5 million for the three months ended June 30, 2012 as the Company incurred a pretax operating loss for the three months ended June 30, 2013 compared to pretax operating income for the same period in 2012. The 2013 and 2012 effective tax rates also reflect the benefit of our Canadian and U.K. operations which are taxed at statutory rates lower than the U.S. rate, and the effects of additional tax losses related to foreign financing activities. The effective tax rates also reflect statutory depletion deductions in the Alabama mining operations. On July 25, 2013, the provincial government of British Columbia increased the general corporate income tax rate to 11% from 10% effective April 1, 2013. The Company anticipates a one-time non-cash deferred income tax charge in the third quarter of 2013 of approximately $21.0 million as a result of the revaluation of its Canadian deferred tax liabilities.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 1.6 million metric tons for the three months ended June 30, 2013, representing a decrease of 9.1% compared to 1.8 million metric tons during the same period in 2012. Our hard coking coal production totaled 2.1 million metric tons in the second quarter of 2013, an increase of 20.0% from the same period in the prior year due to increased production at our Alabama underground mines. The average selling price of hard coking coal in the second quarter of 2013 was $153.99 per metric ton, representing a 20.7% decrease from the average selling price of $194.10 per metric ton for the same period in 2012. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure being experienced due to rising metallurgical coal inventories and soft steel demand. Our average cash cost of sales per metric ton of hard coking coal sold during the second quarter of 2013 was $101.12, a decrease of $6.07 from the average cash cost of sales per ton of hard coking coal sold during the second quarter of 2012 of $107.19.

        Thermal coal sales and production totaled approximately 305 thousand metric tons for the three months ended June 30, 2013, representing a decrease of approximately 65.0% compared to approximately 871 thousand metric tons produced during the same period in 2012 primarily due to difficult mining conditions at the North River mine in Alabama and the idling of a West Virginia thermal coal surface mine in June 2012 due to lower demand and pricing. Our average selling price of thermal coal for the second quarter of 2013 was $68.03 per metric ton, consistent with our average selling price of $68.11 per metric ton for the same period in 2012. The average cash cost of sales per metric ton of thermal coal sold during the second quarter of 2013 was $92.48 compared to $65.39 for the same period in 2012 due to difficult mining conditions at our North River mine. In response to the continued price deterioration in coal markets, we continue to take steps to reduce operations at lower margin mines and in the second quarter of 2013 we renegotiated an unfavorably priced coal supply agreement to allow the accelerated closure of the North River mine in the fourth quarter of 2013.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended June 30,
	2013	2012
Tons of hard coking coal sold(1) (in thousands)	1,621	1,784
Tons of hard coking coal produced (in thousands)	2,070	1,724
Average hard coking coal selling price(1) (per metric ton)	$153.99	$194.10
Average hard coking coal cash cost of sales(1) (per metric ton)	$101.12	$107.19
Average hard coking coal cash cost of production (per metric ton)	$68.22	$73.55
Tons of thermal coal sold (in thousands)	305	871
Tons of thermal coal produced (in thousands)	407	908
Average thermal coal selling price (per metric ton)	$68.03	$68.11
Average thermal coal cash cost of sales (per metric ton)	$92.48	$65.39
Average thermal coal cash cost of production (per metric ton)	$63.34	$55.35

(1)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $321.0 million for the three months ended June 30, 2013, representing a decrease of $145.8 million from the same period last year. The decrease in revenues during the second quarter of 2013 as compared to the second quarter of 2012 was primarily attributable to the decline in the average selling price of hard coking coal combined with a decrease in hard coking coal sales volumes from the Alabama underground operations.

        Cost of sales, exclusive of depreciation and depletion, of our U.S. Operations segment decreased $59.3 million to $231.5 million as compared to $290.8 million in the second quarter of 2012 primarily due to a 9.1% decrease in hard coking coal sales volumes to 1.6 million metric tons from 1.8 million metric tons and due to reduced unit costs resulting from our cost containment efforts.

        Our U.S. Operations segment reported operating income of $37.3 million for the three months ended June 30, 2013, compared to operating income of $107.2 million in the same period in 2012. Operating income for the U.S. Operations segment includes a net gain recognized of approximately $9.1 million due to the settlement of a negotiated contract partially offset by related asset impairment charges; all related to the contract renegotiation and accelerated closure of the North River mine in Alabama. The decrease in operating income was primarily due to an approximately 31.0% decrease in revenues as a result of lower global metallurgical coal pricing and sales volumes.

  Canadian and U.K. Operations

        Metallurgical coal sales for the three months ended June 30, 2013 consisted of 354 thousand metric tons of hard coking coal at an average selling price of $153.51 per metric ton and 465 thousand metric tons of low-volatile PCI coal at an average selling price of $135.55 per metric ton. Metallurgical coal sales in the second quarter of 2012 consisted of 506 thousand metric tons of hard coking coal at an average selling price of $223.06 per metric ton and 552 thousand metric tons of low-volatile PCI coal at an average selling price of $163.51 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the weakened worldwide demand for metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the second quarter of 2013 was $168.73, representing an increase of $24.75 from the average cash cost of sales per ton of hard coking coal sold during the second quarter of 2012 of $143.98. The increase was primarily due to higher mining ratios and a resulting increase in lower of cost or market charges recognized in the current quarter. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the second quarter of 2013 was $159.48 representing a 26.7% decrease from the average cash cost of sales per ton of low-volatile PCI coal sold during the second quarter of 2012 of $217.50 which primarily reflects the conversion of the Brule mine from a contractor-operated to owner-operated mine, other cost reduction initiatives and productivity improvements.

        Our Canadian and U.K. Operations segment produced a total of 414 thousand metric tons of hard coking coal and 465 thousand metric tons of low-volatile PCI in the second quarter of 2013. During the second quarter of 2012, the segment produced 536 thousand metric tons of hard coking coal and 440 thousand metric tons of low-volatile PCI. During the second quarter of 2012, the Willow Creek mine primarily produced low-volatile PCI coal. The Willow Creek mine produced approximately 3 thousand metric tons of low-volatile hard coking coal and 44 thousand tons of low-volatile PCI in the second quarter of 2013 as compared to 66 thousand metric tons of low-volatile hard coking coal and 154 thousand tons of low-volatile PCI in the second quarter of 2012. The Willow Creek mine was curtailed during the first quarter of 2013.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended June 30,
	2013	2012
Tons of hard coking coal sold (in thousands)	354	506
Tons of hard coking coal produced (in thousands)(1)	414	536
Average hard coking coal selling price (per metric ton)	$153.51	$223.06
Average hard coking coal cash cost of sales (per metric ton)	$168.73	$143.98
Average hard coking coal cash cost of production (per metric ton)(1)	$123.24	$96.30
Tons of low-volatile PCI coal sold (in thousands)	465	552
Tons of low-volatile PCI coal produced (in thousands)(1)	465	440
Average low-volatile PCI coal selling price (per metric ton)	$135.55	$163.51
Average low-volatile PCI cash cost of sales (per metric ton)	$159.48	$217.50
Average low-volatile PCI cash cost of production (per metric ton)(1)	$84.24	$221.91

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

        Our Canadian and U.K. Operations segment reported revenues of $119.9 million for the second quarter of 2013, a decrease of $89.8 million from the same period last year. The decrease in revenues during the second quarter of 2013 as compared to the second quarter of 2012 was attributable to a decline of 31.2% and 17.1% in the average selling price of hard coking coal and low-volatile PCI coal, respectively, combined with a decrease of 152 thousand metric tons of hard coking coal and 87 thousand metric tons of low-volatile PCI coal sold, respectively.

        Cost of sales, exclusive of depreciation and depletion, in our Canadian and U.K. Operations segment for the three months ended June 30, 2013 decreased $59.2 million to $136.1 million as compared to the second quarter of 2012. The decrease in cost of sales was primarily attributable to lower sales volumes and a significant improvement in cost of sales for low-volatile PCI which reflects the cost savings from converting our Brule mine from contractor-operated to owner-operated and the results of cost containment initiatives.

        Our Canadian and U.K. Operations segment reported an operating loss of $66.3 million for the three months ended June 30, 2013 as compared to an operating loss of $24.7 million for the same period in 2012. Operating loss for the Canadian and U.K. Operations segment includes a restructuring charge of approximately $3.3 related to the curtailment of the Willow Creek mine. The increase in the operating loss was primarily due to lower average selling prices and sales volumes for hard coking and low-volatile PCI coal as a result of excess supply within the global metallurgical coal market.

Summary Operating Results for the
Six Months Ended June 30, 2013 and 2012

	For the six months ended June 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$657,332	$270,010	$65	$927,407
Miscellaneous income	2,902	1,307	1,223	5,432

Revenues	660,234	271,317	1,288	932,839
Cost of sales (exclusive of depreciation and depletion)	501,084	287,424	42	788,550
Depreciation and depletion	78,662	69,852	996	149,510
Selling, general and administrative	29,500	18,508	9,795	57,803
Postretirement benefits	29,559	—	(109)	29,450
Restructuring and asset impairment	(8,947)	10,646	—	1,699

Operating income (loss)	$30,376	$(115,113)	$(9,436)	$(94,173)

Interest expense, net				(104,953)
Other loss, net				(609)
Income tax benefit				115,799

Loss from continuing operations				$(83,936)

	For the six months ended June 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$903,053	$392,545	$305	$1,295,903
Miscellaneous income (loss)	15,858	(4,549)	1,925	13,234

Revenues	918,911	387,996	2,230	1,309,137
Cost of sales (exclusive of depreciation and depletion)	567,405	349,659	554	917,618
Depreciation and depletion	85,846	54,671	435	140,952
Selling, general and administrative	24,783	21,900	25,409	72,092
Postretirement benefits	26,651	—	(225)	26,426

Operating income (loss)	$214,226	$(38,234)	$(23,943)	$152,049

Interest expense, net				(58,553)
Other loss, net				(12,912)
Income tax expense				(13,212)

Income from continuing operations				$67,372

	Dollar variance for the six months ended June 30, 2013 versus 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(245,721)	$(122,535)	$(240)	$(368,496)
Miscellaneous income (loss)	(12,956)	5,856	(702)	(7,802)

Revenues	(258,677)	(116,679)	(942)	(376,298)
Cost of sales (exclusive of depreciation and depletion)	(66,321)	(62,235)	(512)	(129,068)
Depreciation and depletion	(7,184)	15,181	561	8,558
Selling, general and administrative	4,717	(3,392)	(15,614)	(14,289)
Postretirement benefits	2,908	0	116	3,024
Restructuring and asset impairment	(8,947)	10,646	0	1,699

Operating income (loss)	(183,850)	(76,879)	14,507	(246,222)

Interest expense, net				(46,400)
Other income (loss), net				12,303
Income tax benefit (expense)				129,011

Income (loss) from continuing operations				$(151,308)

Summary of Year to Date Consolidated Results of Operations

        Our net loss for the six months ended June 30, 2013 was $83.9 million, or $1.34 per diluted share, which compares to income from continuing operations of $67.4 million, or $1.08 per diluted share for the six months ended June 30, 2012. Earnings before interest expense, interest income, income taxes, depreciation, depletion and amortization ("EBITDA") for the six months ended June 30, 2013 decreased $233.6 million as compared to the six months ended June 30, 2012 primarily due to the decrease in revenues as a result of lower global metallurgical coal pricing. A reconciliation of net income (loss) to EBITDA is presented in the Liquidity and Capital Resources section below.

        Revenues for the six months ended June 30, 2013 were $932.8 million, representing a decrease of $376.3 million from $1.3 billion in the same period in 2012. The decrease in revenues was primarily due to a decrease in the average selling price of metallurgical coal of $53.18, or approximately 26.0% per ton due to weaker worldwide demand for metallurgical coal.

        Cost of sales, exclusive of depreciation and depletion, for the six months ended June 30, 2013 decreased $129.1 million to $788.6 million as compared to the same period in 2012. The average cash cost of sales per ton of total metallurgical coal decreased approximately 11.0% from $135.57 per metric ton in the six months ended June 30, 2012 to $120.67 per metric ton for the six months ended June 30, 2013, primarily due to a concerted effort throughout the year to lower costs across all operations. The substantial improvement continues to reflect the results of our cost containment and restructuring initiatives.

        Selling, general and administrative expense for the six months ended June 30, 2013 decreased $14.3 million or approximately 19.8% to $57.8 million, as compared to $72.1 million for the six months ended June 30, 2012. The decrease was due to the reclassification of selling, general and administrative expenses as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q combined with the results of our cost containment initiatives partially offset by approximately $13.3 million in proxy contest expenses.

        The $0.6 million other loss for the six months ended June 30, 2013 and $12.9 million other loss for the six months ended June 30, 2012 was primarily attributable to losses on the sale and re-measurement to fair value of equity investments.

        We recognized an income tax benefit of $115.8 million for the six months ended June 30, 2013, compared to an income tax provision of $13.2 million for the six months ended June 30, 2012 as the Company incurred a pretax operating loss for the six months ended June 30, 2013 compared to pretax operating income for the same period in 2012. The 2013 and 2012 effective tax rates also reflect the benefit of our Canadian and U.K. operations which are taxed at statutory rates lower than the U.S. rate, and the effects of additional tax losses related to foreign financing activities. The effective tax rates also reflect statutory depletion deductions in the Alabama mining operations. On July 25, 2013, the provincial government of British Columbia increased the general corporate income tax rate to 11% from 10% effective April 1, 2013. The Company anticipates a one-time non-cash deferred income tax charge in the third quarter of 2013 of approximately $21.0 million as a result of the revaluation of its Canadian deferred tax liabilities.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 3.3 million metric tons for the six months ended June 30, 2013 and 2012, respectively. Our hard coking coal production totaled 3.8 million metric tons in the six months ended June 30, 2013, an increase of 3.1% from the same period in the prior year due to increased production at our Alabama underground mines. The average selling price per metric ton of hard coking coal for the six months ended June 30, 2013 was $155.68, representing a $50.96 or a 24.7% decrease from the average selling price of $206.64 for the same period in 2012. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure being experienced due to an oversupply of metallurgical coal and soft steel demand. The average cash cost of sales per metric ton of hard coking coal sold for the six months ended June 30, 2013 was $105.55, a slight decrease from the average cash cost of sales per ton of hard coking coal in the prior year of $108.64.

        Thermal coal sales totaled 688 thousand metric tons for the six months ended June 30, 2013, representing a decrease of approximately 965 thousand metric tons or 58.4% compared to approximately 1.7 million metric tons during the same period in 2012 primarily due to difficult mining conditions at the North River mine in Alabama and the idling of a West Virginia thermal coal surface mine in June 2012 due to lower demand and pricing. The average selling price per metric ton of thermal coal for the six months ended June 30, 2013 was $65.91, representing a 5.3% decrease from the average selling price of $69.60 for the same period in 2012. The average cash cost of sales per ton of thermal coal sold during the six months ended 2013 was $91.29 compared to $71.76 for the same period in 2012 as a result of difficult mining conditions at our North River mine. In response to the continued deterioration in coal markets, we continue to take steps to reduce operations at lower margin mines and in the second quarter of 2013 we renegotiated an unfavorably priced coal supply agreement to allow the accelerated closure of the North River mine in the fourth quarter of 2013.

        Statistics for U.S. Operations are presented in the following table:

	Six months ended June 30,
	2013	2012
Tons of hard coking coal sold(1) (in thousands)	3,326	3,319
Tons of hard coking coal produced (in thousands)	3,808	3,693
Average hard coking coal selling price(1) (per metric ton)	$155.68	$206.64
Average hard coking coal cash cost of sales(1) (per metric ton)	$105.55	$108.64
Average hard coking coal cash cost of production (per metric ton)	$72.73	$72.55
Tons of thermal coal sold (in thousands)	688	1,653
Tons of thermal coal produced (in thousands)	842	1,725
Average thermal coal selling price (per metric ton)	$65.91	$69.60
Average thermal coal cash cost of sales (per metric ton)	$91.29	$71.76
Average thermal coal cash cost of production (per metric ton)	$69.96	$57.90

(1)
Includes sales of both produced and purchased coal.

        Our U.S. Operations segment reported revenues of $660.2 million for the six months ended June 30, 2013, representing a decrease of $258.7 million from the same period last year. The decrease in revenues during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to the decline in the average selling price of hard coking coal.

        Cost of sales, exclusive of depreciation and depletion, of our U.S. Operations segment decreased $66.3 million to $501.1 million for the six months ended June 30, 2013 as compared to $567.4 million in the second quarter of 2012 primarily due to lower thermal coal sales volume combined with our cost containment and restructuring efforts.

        Our U.S. Operations segment reported operating income of $30.4 million for the six months ended June 30, 2013, compared to operating income of $214.2 million in the same period in 2012. Operating income for the U.S. Operations segment included a net gain recognized of approximately $9.1 million due to the settlement of a negotiated contract partially offset by related asset impairment charges; all related to the contract renegotiation and accelerated closure of the North River mine in Alabama. The decrease in operating income was primarily due to an approximately 28.2% decrease in revenues as a result of lower global metallurgical coal pricing.

  Canadian and U.K. Operations

        Metallurgical coal sales for the six months ended June 30, 2013 consisted of 1.0 million metric tons of hard coking coal at an average selling price of $149.29 per metric ton and 884 thousand metric tons of low-volatile PCI coal at an average selling price of $137.29 per metric ton. Metallurgical coal sales for the six months ended June 30, 2012 consisted 828 thousand metric tons of hard coking coal at an average selling price of $233.53 per metric ton and 1.1 million metric tons of low-volatile PCI coal at an average selling price of $175.23 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the weakened worldwide demand for metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the six months ended June 30, 2013 was $151.45, representing an increase of $7.04 from the average cash cost of sales per ton of hard coking coal sold during the six months ended June 30, 2012 of $144.41. The increase was primarily due to an increase in lower of cost or market charges recognized in the current year. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the six months ended June 30, 2013 was $142.49 representing a 33% decrease from the average cash cost of sales per ton of coal sold during the six months ended June 30, 2012 of $212.79. This reduction reflects the conversion of the Brule mine from a contractor-operated to an owner-operated mine.

        Our Canadian and U.K. Operations segment produced a total of 946 thousand metric tons of hard coking coal and 951 thousand metric tons of low-volatile PCI in the six months ended June 30, 2013. During the six months ended June 30, 2012, the segment produced 950 thousand metric tons of hard coking coal and 1,051 thousand metric tons of low-volatile PCI. The Willow Creek mine produced approximately 102 thousand metric tons of low-volatile hard coking coal and 198 thousand tons of low-volatile PCI in the six months ended June 30, 2013 as compared to 75 thousand metric tons of low-volatile hard coking coal and 270 thousand tons of low-volatile PCI in the six months ended June 30, 2012.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Six months ended June 30,
	2013	2012
Tons of hard coking coal sold (in thousands)	1,007	828
Tons of hard coking coal produced (in thousands)(1)	946	950
Average hard coking coal selling price (per metric ton)	$149.29	$233.53
Average hard coking coal cash cost of sales (per metric ton)	$151.45	$144.41
Average hard coking coal cash cost of production (per metric ton)(1)	$115.92	$101.77
Tons of low-volatile PCI coal sold (in thousands)	884	1,062
Tons of low-volatile PCI coal produced (in thousands)(1)	951	1,051
Average low-volatile PCI coal selling price (per metric ton)	$137.29	$175.23
Average low-volatile PCI cash cost of sales (per metric ton)	$142.49	$212.79
Average low-volatile PCI cash cost of production (per metric ton)(1)	$96.94	$171.57

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

        Our Canadian and U.K. Operations segment reported revenues of $271.3 million for the six months ended June 30, 2013, representing a decrease of $116.7 million from the same period in 2012. The decrease in revenues during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was attributable to a decline of 36.1% and 21.6% in the average selling price of hard coking coal and low-volatile PCI coal, respectively.

        Cost of sales, exclusive of depreciation and depletion, in our Canadian and U.K. Operations segment for the six months ended June 30, 2013 decreased $62.2 million to $287.4 million as compared to the second quarter of 2012. The decrease in cost of sales was primarily attributable to a significant improvement in cost of sales for low-volatile PCI which reflects improved operating performance by our Brule mine and the cost savings from converting our Brule mine from contractor-operated to owner-operated.

        Our Canadian and U.K. Operations segment reported an operating loss of $115.1 million for the six months ended June 30, 2013 as compared to an operating loss of $38.2 million for the same period in 2012. The increase in the operating loss was primarily due to lower average selling prices for hard coking and low-volatile PCI coal as a result of excess supply within the global metallurgical coal market.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $54.3 million at June 30, 2013 compared to December 31, 2012 primarily due to net cash flows provided by financing activities of $159.5 million due to the issuance of the 2021 Senior Notes in March 2013. Cash flows provided by financing activities is partially offset by cash flows used in investing activities of $79.3 million primarily due to capital expenditures and cash flows used in operating activities of $24.1 million.

        Net property, plant and equipment decreased by $75.0 million at June 30, 2013 as compared to December 31, 2012 primarily due to depreciation and depletion expense, partially offset by capital expenditures of $80.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and the unused portion of our revolving credit facility. Our principal sources of long-term funding are our bank term loans entered into on April 1, 2011 and our senior notes issued in 2012 and 2013, as discussed below. Our available liquidity as of June 30, 2013 was $487.5 million, consisting of cash and cash equivalents of $170.9 million and $316.6 million available under the Company's $375 million revolving credit facility, net of outstanding letters of credit of $58.4 million. In recent quarters, we have entered into the financing transactions and amendments discussed below which have increased our interest expense. These transactions were completed to enhance liquidity, secure covenant relief and extend our debt maturities.

        As of June 30, 2013, the Revolver, term loan A and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread ranging from 350 to 450 basis points for the Revolver and term loan A and 475 basis points on the term loan B, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels. The interest margins under the Credit Agreement were increased by 1.00% from their existing levels as defined in the Fifth Amendment to the 2011 Credit Agreement beginning on July 23, 2013.

        Borrowings at June 30, 2013 under the amended 2011 Credit Agreement consisted of a term loan A balance of $656.6 million with a weighted average interest rate of 4.78%, a term loan B balance of $978.2 million with a weighted average interest rate of 5.75% and no borrowings under the Revolver, with $58.4 million in outstanding stand-by letters of credit and $316.6 million of availability for future borrowings.

        Based on current forecasts and anticipated market conditions, we believe that funding provided by operating cash flows and available sources of liquidity are sufficient to meet substantially all of our operating needs, to make planned capital expenditures, to make all required interest and principal payments on indebtedness for the foreseeable future and to meet the minimum liquidity covenant of $255.0 million as required by the Fifth Amendment to the 2011 Credit Agreement. However, our operating cash flows and liquidity are significantly influenced by numerous factors including prices of coal, coal production levels, costs of raw materials, interest rates and the general economy.

        While we believe we have sufficient liquidity to meet substantially all of our operating needs, we remain focused on increasing our financial flexibility. We are exploring potential asset sales and joint ventures and are targeting proceeds of approximately $250.0 million to be achieved over the next nine months.

2021 Senior Notes

        In March 27, 2013, the Company issued $450.0 million aggregate principal amount of 8.50% senior notes due April 15, 2021 (the "2021 Notes"). These Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned U.S. domestic restricted subsidiaries, exclusive of the West Virginia entities as they are owned by our U.K. Operations. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2013. At any time prior to April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes at a redemption price of 108.50% of the principal amount. The Company may redeem the 2021 Notes, in whole or in part, after April 15, 2016 and prior to April 15, 2017, at a redemption price equal to 100% of the aggregate principal amount of the 2021 Notes plus a "make-whole" premium and accrued and unpaid interest. The "make-whole" premium relates to the discount granted when the Company issued the bonds. The Company may redeem the 2021 Notes, in whole or in part at redemption prices equal to 104.25% for the twelve months commencing April 15, 2017, 102.125% for the twelve months commencing April 15, 2018 and 100% beginning on April 15, 2019, in each case plus accrued and unpaid interest.

        Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2021 Notes, the Company will be required to offer to repurchase each holder's 2021 Notes at a price equal to 101% of the aggregate principal amount.

2020 Senior Notes

        On November 21, 2012, we issued $500.0 million aggregate principal amount of 9.875% senior notes due December 15, 2020 (the "2020 Notes") at an initial price of 99.302% of their face amount. The 2020 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned U.S. domestic restricted subsidiaries. Interest on the 2020 Notes accrues at the rate of 9.875% per year and is payable semi-annually in arrears on June 15 and December 15, beginning on June 15, 2013. At any time prior to December 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest. We may redeem the 2020 Notes, in whole or in part, at any time prior to December 15, 2016, at a price equal to 100.000% of the aggregate principal amount of the 2020 Notes plus a "make-whole" premium, plus accrued and unpaid interest. We may redeem the 2020 Notes, in whole or in part, at any time during the twelve months commencing December 15, 2016, at 104.938% of the aggregate principal amount of the 2020 Notes, at any time during the twelve months commencing December 15, 2017, at 102.469% of the aggregate principal amount of the 2020 Notes, and at any time after December 15, 2018, at 100.000% of the aggregate principal amount of the 2020 Notes, in each case plus accrued and unpaid interest.

        Upon the occurrence of a change of control with respect to the 2020 Notes, unless the Company has exercised its right to redeem the 2020 Notes, the Company will be required to offer to repurchase each holder's 2020 Notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Credit Agreement Amendment

        On July 23, 2013, the Company entered into an amendment (the "Fifth Amendment") to the 2011 Credit Agreement dated as of April 1, 2011, as amended by the First Amendment to Credit Agreement, dated as of January 20, 2012, the Second Amendment to Credit Agreement, dated as of August 16, 2012, the Third Amendment to Credit Agreement dated as of October 29, 2012, and as further amended by the Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and other agents named therein. The Fifth Amendment provides for, among other things (1) increased interest margins of 1.00% from their existing levels; (2) less restrictive interest expense coverage ratio and suspension of compliance until March 31, 2015; (3) less restrictive senior secured leverage ratio and suspension of compliance until June 30, 2014; (4) an additional minimum liquidity covenant of $225.0 million that applies at the end of each fiscal quarter through June 30, 2014 and at any time thereafter when the senior secured leverage ratio is greater than 5.50:1.00; (5) an additional capital expenditures covenant limiting capital expenditures to $175.0 million in 2013 and $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized in the succeeding fiscal year increasing the 2014 capital spending limit up to $220.0 million; (6) modifies the requirement that 100% of the net cash proceeds from the incurrence or issuance of unsecured indebtedness shall be applied as a mandatory repayment to exclude the mandatory repayment requirement for the first $250.0 million of such indebtedness; and (7) a restriction on cash dividends allowed in any fiscal quarter when the secured leverage ratio exceeds 4.50:1.00.

Quarterly Dividend

        In connection with the Fifth Amendment and in light of current market conditions, on July 23, 2013 the Company announced that its Board of Directors determined to reduce its regular quarterly dividend to $0.01 per share from the most recent quarterly dividend of $0.125 per share.

Statements of Cash Flows

        Cash balances were $170.9 million and $116.6 million at June 30, 2013 and December 31, 2012, respectively. The increase in cash during the six months ended June 30, 2013 of $54.3 million primarily resulted from net cash provided by financing activities of $159.5 million. This was partially offset by cash used in operating activities of $24.1 million and cash used in investing activities of $79.3 million, which included capital expenditures of $80.3 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2013	2012
Cash flows provided by (used in) operating activities	$(24,102)	$308,562
Cash flows used in investing activities	(79,287)	(233,246)
Cash flows provided by (used in) financing activities	159,482	(84,324)
Cash flows provided by discontinued operations	—	9,500
Effect of foreign exchange rates on cash	(1,816)	(242)

Net increase in cash and cash equivalents	$54,277	$250

        The decrease of $332.7 million in cash provided by operating activities was primarily attributable to a $151.3 million decrease in net income as compared to the same period in 2012, resulting from the decline in the average selling price and volume of metallurgical coal.

        The decrease in cash flows used in investing activities of $154.0 million was primarily attributable to a $165.8 million decrease in capital expenditures.

        The increase in cash flows provided by financing activities of $243.8 million was primarily attributable to $450.0 million of proceeds from the issuance of the 2021 Notes partially offset by retirements of existing debt of $141.2 million, a reduction in net borrowing under the revolving credit agreement of $49.0 million and debt issuance costs of $15.1 million.

Capital Expenditures

        Capital expenditures totaled $46.2 and $80.3 million during the three and six months ended June 30, 2013 compared to $125.2 and $246.1 million during the three and six months ended June 30, 2012, respectively. We currently expect 2013 capital expenditures to total approximately $150.0 million, a reduction of $20.0 million from our earlier estimate of $170.0 million.

EBITDA

        EBITDA from continuing operations is defined as earnings from continuing operations before interest expense, interest income, income taxes, and depreciation and depletion expense. EBITDA is defined as earnings before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring and asset impairment, proxy contest expenses and other miscellaneous items. EBITDA from continuing operations, EBITDA and adjusted EBITDA are financial measures which are not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that these non-GAAP measures provide additional insights into the performance of the Company, and they reflect how management analyzes Company performance and compares that performance against other companies. In addition, we believe that EBITDA from continuing operations, EBITDA and adjusted EBITDA are useful measures as some investors and analysts use EBITDA from continuing operations, EBITDA and adjusted EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. We believe that EBITDA from continuing operations, EBITDA and adjusted EBITDA present a useful measure of our ability to incur and service debt based on ongoing operations. EBITDA from continuing operations, EBITDA and adjusted EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of Net Income (Loss) to EBITDA from continuing operations, EBITDA and Adjusted EBITDA (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$(34,492)	$26,756	$(83,936)	$67,372
Interest expense	53,129	31,104	105,747	59,171
Interest income	(144)	(341)	(794)	(618)
Income tax expense (benefit)	(49,760)	4,535	(115,799)	13,212
Depreciation and depletion expense	68,320	74,459	149,510	140,952

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA from continuing operations)	37,053	136,513	54,728	280,089
Pretax income from discontinued operations	—	8,282	—	8,282

Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	37,053	144,795	54,728	288,371
Restructuring and asset impairment	(5,741)	—	1,699	—
Proxy contest expenses and other	5,429	—	12,267	—

Adjusted EBITDA	$36,741	$144,795	$68,694	$288,371

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

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and Revolver loans. As of June 30, 2013, the interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or CDOR, plus a credit spread ranging from 350 to 450 basis points for the revolver and term loan A and 475 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of June 30, 2013, our borrowings due under the 2011 Credit Agreement totaled $1.6 billion. As of June 30, 2013 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $1.2 million while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $141 thousand due to the LIBOR floor.

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

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended June 30, 2013 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Outlook," which could materially affect our business, financial condition or future results. Other than as described in this report, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended June 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1, 2013 - April 30, 2013	2,120	$20.45
May 1, 2013 - May 31, 2013	—	—
June 1, 2013 - June 30, 2013	—	—

2,120

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
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*
Filed herewith.

†
Denote management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2013
/s/ WILLIAM G. HARVEY Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2013