Form 10-Q
period 2013-09-30
Walter Energy, Inc.
filed 2013-11-07
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

        Number of shares of common stock outstanding as of October 31, 2013: 62,576,333

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$293,134	$116,601
Receivables, net	305,354	256,967
Inventories	320,681	306,018
Deferred income taxes	58,073	58,526
Prepaid expenses	47,097	53,776
Other current assets	20,778	23,928

Total current assets	1,045,117	815,816
Mineral interests, net of accumulated depletion of $232,065 and $179,595, respectively	2,917,902	2,965,557
Property, plant and equipment, net of accumulated depreciation of $925,650 and $796,683, respectively	1,628,441	1,732,131
Deferred income taxes	148,311	160,422
Other long-term assets	100,741	94,494

	$5,840,512	$5,768,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$12,179	$18,793
Accounts payable	97,693	114,913
Accrued expenses	154,470	184,875
Accumulated postretirement benefits obligation	30,511	29,200
Other current liabilities	214,300	206,473

Total current liabilities	509,153	554,254
Long-term debt	2,770,381	2,397,372
Accumulated postretirement benefits obligation	641,337	633,264
Deferred income taxes	854,408	921,687
Other long-term liabilities	236,555	251,272

Total liabilities	5,011,834	4,757,849

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares, Issued—62,576,365 and 62,521,300 shares, respectively	626	625
Capital in excess of par value	1,610,748	1,628,244
Accumulated deficit	(524,587)	(347,448)
Accumulated other comprehensive income (loss):
Pension and other postretirement benefit plans, net of tax	(252,066)	(266,042)
Foreign currency translation adjustment	(3,741)	(1,502)
Unrealized loss on hedges, net of tax	(2,302)	(4,203)
Unrealized investment gain, net of tax	—	897

Total stockholders' equity	828,678	1,010,571

	$5,840,512	$5,768,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Sales	$445,937	$612,510	$1,373,344	$1,908,413
Miscellaneous income (loss)	9,859	(536)	15,291	12,698

	455,796	611,974	1,388,635	1,921,111

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	395,311	448,765	1,183,861	1,366,383
Depreciation and depletion	82,986	82,560	232,496	223,512
Selling, general and administrative	21,873	32,486	79,676	104,578
Postretirement benefits	14,707	13,213	44,157	39,639
Restructuring and asset impairment	—	1,106,715	1,699	1,106,715

	514,877	1,683,739	1,541,889	2,840,827

Operating loss	(59,081)	(1,071,765)	(153,254)	(919,716)
Interest expense	(63,544)	(30,545)	(169,291)	(89,716)
Interest income	15	113	809	731
Other income (loss), net	4,886	(943)	4,277	(13,855)

Loss from continuing operations before income tax benefit	(117,724)	(1,103,140)	(317,459)	(1,022,556)
Income tax benefit	(17,000)	(41,184)	(132,799)	(27,972)

Loss from continuing operations	(100,724)	(1,061,956)	(184,660)	(994,584)
Income from discontinued operations	—	—	—	5,180

Net loss	$(100,724)	$(1,061,956)	$(184,660)	$(989,404)

Basic income (loss) per share:
Loss from continuing operations	$(1.61)	$(16.97)	$(2.95)	$(15.91)
Income from discontinued operations	—	—	—	0.09

Net loss	$(1.61)	$(16.97)	$(2.95)	$(15.82)

Diluted income (loss) per share:
Loss from continuing operations	$(1.61)	$(16.97)	$(2.95)	$(15.91)
Income from discontinued operations	—	—	—	0.09

Net loss	$(1.61)	$(16.97)	$(2.95)	$(15.82)

Dividends per share	$0.01	$0.125	$0.26	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(100,724)	$(1,061,956)	$(184,660)	$(989,404)

Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, (net of tax expense: $2,882 and $2,422 and $8,647 and $7,266 for the three and nine months ended September 30, 2013 and 2012, respectively)	4,659	3,898	13,976	11,693
Change in unrealized gain (loss) on hedges, (net of tax expense (benefit)): $409 and $(339) and $1,076 and $(2,381) for the three and nine months ended September 30, 2013 and 2012, respectively)	653	(545)	1,901	(3,815)
Change in foreign currency translation adjustment	14,847	3,132	(2,239)	2,342
Change in unrealized gain (loss) on investments, net of tax	(940)	1,135	(897)	766

Total other comprehensive income, net of tax	19,219	7,620	12,741	10,986

Total comprehensive loss	$(81,505)	$(1,054,336)	$(171,919)	$(978,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,010,571	$625	$1,628,244	$(347,448)	$(270,850)
Net loss	(184,660)	—	—	(184,660)	—
Other comprehensive income, net of tax	12,741	—	—	—	12,741
Stock issued upon the exercise of stock options	279	1	278	—	—
Dividends paid, $0.26 per share	(16,264)	—	(24,078)	7,814	—
Stock based compensation	7,022	—	7,022	—	—
Tax effect from stock-based compensation arrangements	(718)	—	(718)	—	—
Other	(293)	—		(293)	—

Balance at September 30, 2013	$828,678	$626	$1,610,748	$(524,587)	$(258,109)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(184,660)	$(989,404)
Less income from discontinued operations	—	(5,180)

Loss from continuing operations	(184,660)	(994,584)
Adjustments to reconcile loss from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and depletion	232,496	223,512
Deferred income tax benefit	(68,426)	(100,419)
Impairment charges	—	1,106,715
Amortization of debt issuance costs	25,392	12,763
Other	(4,422)	28,259
Decrease (increase) in current assets:
Receivables	(48,631)	79,310
Inventories	(7,274)	(113,601)
Prepaid expenses and other current assets	4,801	(8,412)
Increase (decrease) in current liabilities:
Accounts payable	(1,397)	91,349
Accrued interest	30,676	(1,300)
Accrued expenses and other current liabilities	(22,581)	9,414

Cash flows provided by (used in) operating activities	(44,026)	333,006

INVESTING ACTIVITIES
Additions to property, plant and equipment	(108,735)	(331,340)
Proceeds from sales of investments	1,559	12,382
Other	663	1,076

Cash flows used in investing activities	(106,513)	(317,882)

FINANCING ACTIVITIES
Proceeds from issuance of debt	897,412	—
Borrowings under revolving credit agreement	646,320	272,926
Repayments on revolving credit agreement	(646,320)	(125,396)
Retirements of debt	(510,255)	(128,450)
Dividends paid	(16,264)	(23,432)
Net consideration paid upon exercise of warrants	—	(11,535)
Debt issuance costs	(42,128)	(6,376)
Other	(732)	178

Cash flows provided by (used in) financing activities	328,033	(22,085)

Cash flows provided by (used in) continuing operations	177,494	(6,961)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by investing activities	—	9,500

Effect of foreign exchange rates on cash	(961)	(1,047)

Net increase in cash and cash equivalents	176,533	1,492
Cash and cash equivalents at beginning of period	116,601	128,430

Cash and cash equivalents at end of period	$293,134	$129,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

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

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2012 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements for the year ended December 31, 2012 included in the Company's 2012 Annual Report filed on Form 10-K.

        During the first quarter of 2013, the Company determined that the cash dividend declared and paid in the fourth quarter of 2012 should have been reported as a reduction to the capital in excess of par value component of stockholders' equity rather than retained earnings as the Company was in an accumulated deficit position. The change of $7.8 million was included in the first quarter of 2013 results by reclassifying the amount from accumulated deficit to capital in excess of par value. Management has determined that the effect of this classification change was immaterial to prior reporting periods affected as the change had no effect on total stockholders' equity.

        During the first quarter of 2013, the Company began to classify certain administrative costs as cost of sales as opposed to selling, general and administrative costs as it determined that these costs are directly supportive of operations. If this classification of these costs had been retrospectively applied, selling, general and administrative expenses for the three and nine months ended September 30, 2012 would have been $5.7 million and $19.1 million, respectively, less and cost of sales would have been increased by similar amounts. Prior period balances have not been restated as management has determined that the effect of this classification change was immaterial to prior reporting periods. The change in classification has no effect on net income.

        During the second quarter of 2013, the Company identified an immaterial cumulative error related to the mineral interest value of Western Coal Corp. The related correction resulted in an $8.4 million dollar reduction to depreciation and depletion expense in the second quarter of 2013. Prior period balances have not been restated as management has determined that the effect was not material to the current or prior reporting periods.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 2—Restructuring and Asset Impairment

        In response to the current depressed price environment for thermal coal and geological challenges within the Company's North River mine, the Company announced plans to close the mine in 2013 approximately nine months earlier than the previously expected end of mine life of 2014. In connection with the accelerated closure, the Company renegotiated an unfavorably priced coal sales contract in the second quarter of 2013 to reduce the total tons committed for sale from this mine. The renegotiation allows the closure of this mine in the fourth quarter of 2013. For the nine months ended September 30, 2013, the Company recognized a gain of approximately $17.0 million due to the release of the related below market contract liability that was obtained through the acquisition of the North River mine. The $17.0 million benefit was partially offset by asset impairment charges of approximately $8.0 million, all related to the accelerated closure of the North River mine.

        The Company also incurred $10.7 million of costs related to the curtailment of the Willow Creek mine during the nine months ended September 30, 2013.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Coal	$243,614	$228,910
Raw materials and supplies	77,067	77,108

Total inventories	$320,681	$306,018

Note 4—Income Taxes

        The Company estimates its annual effective tax rate based on projected financial income for the full year at the end of each interim reporting period unless projected financial income for the full year is close to break-even, in which case the annual effective tax rate could distort the income tax provision for an interim period. When this happens, the Company calculates the interim income tax provision using actual year-to-date financial results for certain jurisdictions. This method results in an income tax provision based solely on the year-to-date financial taxable income or loss for those jurisdictions. In both cases, the tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.

        For the nine months ended September 30, 2013, the income tax benefit was determined based on the annual effective tax rate method. The Company recognized an income tax benefit of $132.8 million for the nine months ended September 30, 2013, compared to an income tax benefit of $28.0 million for the nine months ended September 30, 2012. The increase in the income tax benefit year-over-year was primarily attributable to an increase in pre-tax operating losses, excluding the 2012 non-deductible goodwill impairment charge, for the current period as compared to the prior year. The 2013 and 2012 income tax provisions reflect the benefits of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities. The income tax provisions for the nine months ended September 30, 2013 and 2012 also reflect statutory depletion deductions from the Alabama mining operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 4—Income Taxes (Continued)

        The current year provision for income taxes includes a benefit of $11.2 million attributable to foreign currency exchange rate fluctuations on foreign deferred tax liabilities. Additionally, the income tax provision for the three and nine months ended September 30, 2013 includes a non-cash deferred income tax charge of $13.7 million to reflect the revaluation of our Canadian and U.K. Operations deferred tax liabilities as the result of changes to the statutory corporate tax rates in each jurisdiction and a non-cash deferred income tax charge of $10.3 million related to foreign financing activities.

Note 5—Debt

        Debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012	Weighted Average Stated Interest Rate At September 30, 2013	Final Maturity
2011 term loan A ($406.6 million face value)	$400,306	$756,974	5.74%	2016
2011 term loan B ($978.2 million face value)	968,100	1,127,770	6.75%	2018
Revolving credit facility(1)	—	—	N/A	2016
9.875% senior notes ($500.0 million face value)	496,733	496,510	9.88%	2020
8.50% senior notes	450,000	—	8.50%	2021
9.50% senior secured notes ($450.0 million face value)	447,413	—	9.50%	2019
Other(2)	20,008	34,911	Various	Various

Total debt	2,782,560	2,416,165
Less: current debt(2)	(12,179)	(18,793)

Total long-term debt	$2,770,381	$2,397,372

(1)
As of September 30, 2013, the revolving credit facility interest rate was tied to LIBOR or CDOR, plus a credit spread ranging from 450 to 550 basis points and includes a commitment fee of 0.50% on the unused facility.

(2)
This balance includes capital lease obligations and an equipment financing agreement.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 5—Debt (Continued)

        The Company's minimum debt repayment schedule, excluding interest, as of September 30, 2013 is as follows (in thousands):

	Payments Due
	2013	2014	2015	2016	2017	Thereafter
2011 term loan A	$—	$—	$305,941	$100,625	$—	$—
2011 term loan B	—	—	—	—	—	978,178
9.875% senior notes	—	—	—	—	—	500,000
8.50% senior notes	—	—	—	—	—	450,000
9.50% senior secured notes	—	—	—	—	—	450,000
Other debt	4,899	10,090	4,929	90	—	—

	$4,899	$10,090	$310,870	$100,715	$—	$2,378,178

9.50% Senior Secured Notes due 2019

        On September 27, 2013, the Company issued $450.0 million aggregate principal amount of 9.50% senior secured notes due October 15, 2019 (the "2019 Notes"). The 2019 Notes are guaranteed, jointly and severally, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantees any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The 2019 Notes and related guarantees are secured on a first priority basis by substantially all of the property and assets of the Company and the guarantors. Interest on the 2019 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2014.

        The Company used $245.7 million of the proceeds from the 2019 Notes to extinguish $250.0 million of Term Loan A debt through a Dutch Auction process. The gain on partial extinguishment of Term Loan A debt of $4.3 million is included in other income (loss) in the Condensed Consolidated Statements of Operations. Additionally, the Company expensed $5.2 million of previously capitalized debt issuance costs as a result of the early extinguishment of the Term Loan A debt. The write-off of debt issuance costs is included in interest expense in the Condensed Consolidated Statements of Operations.

        The terms of the 2019 Notes provide that at any time prior to October 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net cash proceeds of certain equity offerings, at a redemption price of 109.5% of the aggregate principal amount. The Company may redeem the 2019 Notes, in whole or in part, prior to October 15, 2016, at a redemption price equal to 100% of the aggregate principal amount of the 2019 Notes plus a "make-whole" premium. The Company may redeem the 2019 Notes, in whole or in part at redemption prices equal to 107.125% for the twelve months commencing October 15, 2016, 102.375% for the twelve months commencing October 15, 2017 and 100% beginning on October 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2019 Notes, the Company will be required to offer to repurchase each holder's 2019 Notes at a price equal to 101% of the aggregate principal amount.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 5—Debt (Continued)

  8.50% Senior Notes due 2021

        On March 27, 2013, the Company issued $450.0 million aggregate principal amount of 8.50% senior notes due April 15, 2021 (the "2021 Notes"). The 2021 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantees any of our indebtedness or any indebtedness of our restricted subsidiaries. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2013.

        A portion of the proceeds from the 2021 Notes was used to repurchase $250.0 million of Term Loan A and B debt on a pro-rata basis. The Company expensed $6.0 million of previously capitalized debt issuance costs as a result of the early extinguishment of a portion of the Term Loan A and B debt. The write-off of debt issuance costs is included in interest expense in the Condensed Consolidated Statements of Operations.

        At any time prior to April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes with the net cash proceeds of certain equity offerings, at a redemption price of 108.50% of the aggregate principal amount. The Company may redeem the 2021 Notes, in whole or in part, and prior to April 15, 2017, at a redemption price equal to 100% of the aggregate principal amount of the 2021 Notes plus a "make-whole" premium. The Company may redeem the 2021 Notes, in whole or in part at redemption prices equal to 104.25% for the twelve months commencing April 15, 2017, 102.125% for the twelve months commencing April 15, 2018 and 100% beginning on April 15, 2019. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2021 Notes, the Company will be required to offer to repurchase each holder's 2021 Notes at a price equal to 101% of the aggregate principal amount.

Credit Agreement Amendment

        On July 23, 2013, the Company entered into an amendment (the "Fifth Amendment") to the 2011 Credit Agreement dated as of April 1, 2011 (as amended), among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and other agents named therein. The Fifth Amendment provides for, among other things (1) increased interest margins of 1.00% from their previous existing levels; (2) a less restrictive interest expense coverage ratio and suspension of compliance requirements until March 31, 2015; (3) a less restrictive senior secured leverage ratio and suspension of compliance requirements until June 30, 2014; (4) an additional minimum liquidity covenant of $225.0 million that applies at the end of each fiscal quarter through June 30, 2014 and at any time thereafter when the senior secured leverage ratio is greater than 5.50:1.00; (5) an additional capital expenditures covenant limiting capital expenditures to $175.0 million in 2013 and $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized to increase the 2014 capital spending limit up to $220.0 million; (6) additional flexibility for the Company to issue additional unsecured debt, subject to 100% of the net proceeds of any such incurrence of debt in excess of $250 million be used to repay term loans then outstanding under the Credit Agreement; and (7) a restriction on cash dividends allowed in any fiscal quarter when the secured leverage ratio exceeds 4.50:1.00.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 6—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,766	$1,498	$2,486	$2,018
Interest cost	3,070	3,129	7,200	7,253
Expected return on plan assets	(4,235)	(4,031)	—	—
Amortization of prior service cost	66	64	307	261
Amortization of net actuarial loss	2,434	2,313	4,714	3,681

Net periodic benefit cost	$3,101	$2,973	$14,707	$13,213

	Pension Benefits		Other Postretirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$5,298	$4,494	$7,458	$6,054
Interest cost	9,210	9,387	21,596	21,759
Expected return on plan assets	(12,705)	(12,093)	—	—
Amortization of prior service cost	198	192	921	783
Amortization of net actuarial loss	7,302	6,939	14,182	11,043

Net periodic benefit cost	$9,303	$8,919	$44,157	$39,639

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 7—Net Loss Per Share

        A reconciliation of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands, except per share data):

	For the three months ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(100,724)	$(100,724)	$(1,061,956)	$(1,061,956)

Denominator:
Average number of common shares outstanding	62,573	62,573	62,572	62,572
Effect of dilutive securities:
Stock awards(1)	—	—	—	—

	62,573	62,573	62,572	62,572

Net loss per share	$(1.61)	$(1.61)	$(16.97)	$(16.97)

	For the nine months ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Loss from continuing operations	$(184,660)	$(184,660)	$(994,584)	$(994,584)

Income from discontinued operations	$—	$—	$5,180	$5,180

Denominator:
Average number of common shares outstanding	62,555	62,555	62,524	62,524
Effect of dilutive securities:
Stock awards(1)	—	—	—	—

	62,555	62,555	62,524	62,524

Loss from continuing operations	$(2.95)	$(2.95)	$(15.91)	$(15.91)
Income from discontinued operations	—	—	0.09	0.09

Net loss per share	$(2.95)	$(2.95)	$(15.82)	$(15.82)

(1)
Stock awards represent the weighted average number of shares of common stock issuable on the exercise of dilutive employee stock options and vesting of restricted stock units, less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such stock awards. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and non-vested shares outstanding for the three months ended September 30, 2013 and 2012 totaling 675,216 and 291,517, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options and non-vested shares outstanding for the nine months ended September 30, 2013 and 2012 totaling 525,402 and 224,240, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 7—Net Loss Per Share (Continued)

        The tables below set forth stock options exercised and restricted stock units vested for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,
	2013	2012
Stock options	—	1,500
Restricted stock units	4,558	3,470

Total	4,558	4,970

	For the nine months ended September 30,
	2013	2012
Stock options	24,831	20,759
Restricted stock units	30,234	32,085

Total	55,065	52,844

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. As of September 30, 2013, a final resolution has not been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

        In the second quarter of 2012, the IRS completed its audit of the Company's federal income tax returns for the years 2006 through 2008 and proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and the Company responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in the prior Proof of Claim and included a proposed adjustment to a worthless stock deduction reported in the Company's 2008 federal income tax return. In the third quarter of 2012, the Company received notification from the IRS that the audit of the 2006 through 2008 tax years had been reopened for further review. The IRS issued a revised IRS Appeals Transmittal Letter in April 2013 conceding the proposed adjustment to the worthless stock deduction. As of September 30, 2013, a final resolution has not been reached with the Appeals Division pertaining to the remaining disputed matters. The remaining disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

        The IRS is currently conducting an audit of the Company's income tax returns filed for 2009 and 2010. Since the examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. During 2013, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on total uncertain income tax positions and net income.

        It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates a final order will be issued by the Bankruptcy Court in 2013 settling the issues in the Proof of Claim. The final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently in Appeals (2000-2008). As of September 30, 2013, the Company had $38 million of accruals for unrecognized tax benefits on the matters subject to

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.

        The Company believes that all of its current and prior tax filing positions have substantial merit and intends to vigorously defend any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties, and does not believe that any potential difference between the final settlements and the amounts accrued will have a material effect on the Company's financial position, but such potential difference could be material to results of operations in a future reporting period.

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

        In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under CERCLA, allowing other Potentially Responsible Parties (PRP's) to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry (ATSDR) released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRP's notifying them that EPA had completed sampling at 1,100 residential

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

properties and that 400 properties exceeded Regional Removal Management Levels (RML's) and offered the PRP's an opportunity to cleanup 50 Phase I properties. The Company is currently evaluating the letter.

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

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At September 30, 2013, the Company has an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. The amount of this accrual is not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.

        In 2011, the Company and Walter Coke were named in a suit filed by Louise Moore (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the defendants and/or their predecessors. Subsequently, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Thereafter, Walter Coke filed a Motion to Dismiss the amended complaint. On September 28, 2012, the Court issued a memorandum opinion and order granting in part and denying in part the motion. In partially granting Walter Coke's motion, the Court held that the plaintiff's claim for injunctive relief was not valid and that class action-related claims must be dismissed (with leave to re-plead) due to an improperly defined class. In partially ruling for the plaintiff, the Court held that at the pleading stage the plaintiff's claims could not be dismissed on rule of repose grounds or due to insufficient pleading. The plaintiff filed an amended complaint on October 29, 2012. On November 19, 2012, Walter Coke filed an answer and motion for partial dismissal of plaintiff's second amended complaint. The Court held a hearing on Walter Coke's motion for partial dismissal of the second amended complaint on January 10, 2013. On September 30, 2013, the Court issued a memorandum opinion and order denying the motion. On November 1, 2013 a joint motion to stay proceedings was filed with the Court. The Company believes that there is no merit to the claims alleged in this action and intends to vigorously defend this matter.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

Willow Creek

        On March 5, 2013, a complaint was received from British Columbia's Environmental Crown Counsel seeking a monetary penalty of $100,000 CAD for alleged violations of the Federal Fisheries Act associated with an April 2011 release of sediment and debris into Willow Creek from the forest service road leading to the Willow Creek mine. As of September 30, 2013, the Company has incurred some costs in taking corrective actions in response to the 2011 release and is continuing to cooperate with regulatory authorities. The Company intends to negotiate with the authorities in pursuit of a mutually agreeable settlement.

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

        On February 7, 2012, a shareholder derivative lawsuit was filed in the 10th Judicial Circuit of Alabama (Israni v. Clark et al.). On February 10, 2012, a second shareholder derivative suit was filed in the same court (Himmel v. Scheller et al.), and on February 16, 2012 a third derivative suit was filed

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

(Walters v. Scheller et al.). All three complaints named as defendants the Company's then current Board of Directors, Keith Calder and Neil Winkelmann. The Company was named as a nominal defendant in each complaint. The three complaints alleged similar facts to those alleged in the Rush complaint. The complaints variously asserted state law claims for breaches of fiduciary duties for alleged failures to maintain internal controls and to properly manage the Company, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control. The three derivative actions sought, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct. On April 11, 2012, the Court consolidated these shareholder derivative suits. Walter Energy thereafter entered into a stipulation with the lead plaintiffs in the consolidated derivative suit, pursuant to which all proceedings in the derivative action were stayed pending the filing of the consolidated amended complaint in the class action. On September 19, 2012, lead plaintiffs filed a consolidated shareholder derivative complaint. This action has been stayed pending the resolution of summary judgment motions in the putative securities class action. The derivative plaintiffs will have certain rights to participate in discovery taken in the federal securities action.

        On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (Makohin v. Clark, et al.). On September 27, 2012 a second shareholder derivative lawsuit was filed in the same court (Sinerius v. Beatty, et al.). Both complaints name as defendants the Company's then current Board of Directors and Keith Calder. The Company is named as a nominal defendant in each complaint. These complaints, like the state court derivative claims, allege similar facts to those alleged in the Rush complaint. The Makohin complaint asserts state law claims for breaches of fiduciary duties and unjust enrichment, while the Sinerius complaint asserts these same claims as well as claims for abuse of control and gross mismanagement. Both actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct and restitution from defendants of all profits, benefits and other compensation that they wrongfully obtained. Like the state court derivative action, both of these cases have been stayed pending resolution of summary judgment motions in the putative securities class action. The federal derivative plaintiffs will also have certain rights to participate in discovery taken in the federal securities action.

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

Commitments and Contingencies—Other

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position or results of operations.

Note 9—Derivative Financial Instruments

Interest Rate Swaps

        On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate swap based on a 1.17% fixed rate with quarterly fixed rate and floating rate payment dates beginning on July 18, 2011. The hedge will be settled upon maturity and is being accounted for as a cash flow hedge. Changes in the fair value of the effective portion of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings included in other income (loss) in the Condensed Consolidated Statements of Operations.

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

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with quarterly fixed rate and floating rate payment dates beginning on July 7, 2011. The hedge will be settled upon maturity and is

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Natural Gas Hedge

        Revenues derived from the sale of natural gas are subject to volatility based on changes in market prices. In order to reduce the risk associated with natural gas price volatility, on June 7, 2011 the Company entered into a one year swap contract to hedge 4.2 million MMBTUs of natural gas sales beginning in July 2011 and ending June 2012, at a price of $5.00 per MMBTU. The swap agreement hedged approximately 30% of anticipated natural gas sales from July 2011 through June 2012. The hedge was settled upon maturity and was accounted for as a cash flow hedge. The Company did not have any commodity hedges outstanding at September 30, 2013.

        The following table presents the fair values of the Company's derivative instruments as well as their classification within the Condensed Consolidated Balance Sheets (in thousands). See Note 11 for additional information related to the fair values of the Company's derivative instruments.

	September 30, 2013	December 31, 2012
Asset derivatives designated as cash flow hedging instruments:
Interest rate cap(1)	$2	$12

Total asset derivatives	$2	$12

Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$4,005	$6,615

Total liability derivatives	$4,005	$6,615

(1)
$2 thousand and $8 thousand were included in other current assets within the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively, while $4 thousand was included in other long-term assets as of December 31, 2012.

(2)
$4.0 million and $4.1 million were included within other current liabilities within the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively, while $2.5 million was included within other long-term liabilities as of December 31, 2012.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

        The following tables present the gains and losses from derivative instruments for the three and nine months ended September 30, 2013 and 2012 and their location within the condensed consolidated financial statements (in thousands).

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)(2)		Loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings (ineffective portion)(3)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Derivatives designated as cash flow hedging instruments	2013	2012	2013	2012	2013	2012
Interest rate swaps	$1,057	$9	$(636)	$(518)	$235	$—
Interest rate cap	(3)	(36)	—	—	—	—

Total	$1,054	$(27)	$(636)	$(518)	$235	$—

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		(Gain) loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)(2)		Loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings (ineffective portion)(3)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedging instruments	2013	2012	2013	2012	2013	2012
Natural gas hedges	$—	$(5,798)	$—	$3,279	$—	$—
Interest rate swaps	3,538	502	(1,866)	(1,543)	235	—
Interest rate cap	(6)	(255)	—	—	—	—

Total	$3,532	$(5,551)	$(1,866)	$1,736	$235	$—

(1)
Natural gas hedge amounts are recorded within miscellaneous income in the Condensed Consolidated Statements of Operations.

(2)
Interest rate swap amounts are recorded within interest expense in the Condensed Consolidated Statements of Operations.

(3)
The ineffective portion of the interest rate swap is recorded within other income (loss) in the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

        The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013, net of tax (in thousands).

	Pension and other postretirement plans	Unrealized gain/(loss) on hedges	Foreign currency translation adjustment	Unrealized gain on investments	Total
Beginning balance as of December 31, 2012	$(266,042)	$(4,203)	$(1,502)	$897	$(270,850)
Other comprehensive income (loss) before reclassifications	—	3,532	(2,239)	(44)	1,249
Amounts reclassified from accumulated other comprehensive income (loss)	13,976	(1,631)	— (1)	(853)	11,492

Net current-period other comprehensive income (loss)	13,976	1,901	(2,239)	(897)	12,741

Ending balance as of September 30, 2013	$(252,066)	$(2,302)	$(3,741)	$—	$(258,109)

(1)
Foreign currency translation adjustments are reclassified from accumulated other comprehensive income (loss) upon sale or substantially complete liquidation of an investment in a foreign entity.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains and losses on cash flow hedges:
Interest rate swaps	$(3,018)	Interest expense
Interest rate swaps (ineffective portion)	378	Other loss

	(2,640)	Total before tax
	1,009	Income tax expense

	$(1,631)	Net of tax

Amortization of pension and postretirement benefit plans:
Prior service cost	$1,119	(a)
Net actuarial loss	21,484	(a)

	22,603	Total before tax
	(8,627)	Income tax benefit

	$13,976	Net of tax

Gains and losses on available-for-sale securities	$(1,382)	Other income
	529	Income tax expense

	$(853)	Net of tax

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

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

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	September 30, 2013
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$2	$—	$2

Liabilities:
Interest rate swaps	$—	$4,005	$—	$4,005

	December 31, 2012
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$12	$—	$12

Liabilities:
Interest rate swaps	$—	$6,615	$—	$6,615

        Below is a summary of the Company's valuation techniques for Level 1 and Level 2 financial assets and liabilities:

        Interest rate cap—The fair value of the interest rate cap was determined using quoted dealer prices for similar contracts in active over-the-counter markets.

        Interest rate swaps—The fair value of interest rate swaps was determined using quoted dealer prices for similar contracts in active over-the-counter markets.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

        The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

        Cash and cash equivalents, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

        Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the Revolver at September 30, 2013 or December 31, 2012. The estimated fair value of the Company's debt is based on observable market data (Level 2). The carrying amounts and fair values of the Company's debt are presented below (in thousands):

	September 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 Term Loan A	$400,306	$395,386	$756,974	$758,867
2011 Term Loan B	$968,100	$941,497	$1,127,770	$1,135,293
9.875% Senior Notes	$496,733	$435,000	$496,510	$500,000
8.50% Senior Notes	$450,000	$373,500	$—	$—
9.50% Senior Secured Notes	$447,413	$465,188	$—	$—

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 12—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
U.S. Operations	$337,269	$483,615	$997,503	$1,402,526
Canadian and U.K. Operations	119,367	127,905	390,684	515,901
Other	(840)	454	448	2,684

Total	$455,796	$611,974	$1,388,635	$1,921,111

Segment operating income (loss):
U.S. Operations	$(8,008)	$(22,228)	$22,368	$191,998
Canadian and U.K. Operations	(48,022)	(1,036,690)	(163,135)	(1,074,924)
Other	(3,051)	(12,847)	(12,487)	(36,790)

Total operating loss	(59,081)	(1,071,765)	(153,254)	(919,716)
Less interest expense, net	(63,529)	(30,432)	(168,482)	(88,985)
Other income (loss), net	4,886	(943)	4,277	(13,855)

Loss from continuing operations before income tax benefit	(117,724)	(1,103,140)	(317,459)	(1,022,556)
Income tax benefit	(17,000)	(41,184)	(132,799)	(27,972)

Loss from continuing operations	$(100,724)	$(1,061,956)	$(184,660)	$(994,584)

Impairment Charges:
U.S. Operations	$—	$114,281	$—	$114,281
Canadian and U.K. Operations	—	992,434	—	992,434
Other	—	—	—	—

Total	$—	$1,106,715	$—	$1,106,715

Depreciation and depletion:
U.S. Operations	$53,060	$44,789	$131,722	$130,635
Canadian and U.K. Operations	29,383	37,305	99,235	91,976
Other	543	466	1,539	901

Total	$82,986	$82,560	$232,496	$223,512

Capital expenditures:
U.S. Operations	$24,741	$41,670	$90,945	$121,633
Canadian and U.K. Operations	2,867	43,419	16,412	205,776
Other	876	195	1,378	3,931

Total	$28,484	$85,284	$108,735	$331,340

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 12—Segment Information (Continued)

	September 30, 2013	December 31, 2012
Identifiable assets:
U.S. Operations	$1,372,266	$1,603,745
Canadian and U.K. Operations	3,722,676	3,728,817
Other	745,570	435,858

Total	$5,840,512	$5,768,420

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information

        In accordance with the indentures governing the 9.875% senior notes due December 2020 and the 8.50% senior notes due April 2021 (collectively the "Senior Notes"), certain wholly-owned U.S. domestic restricted subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$261,733	$—	$31,401	$—	$293,134
Receivables, net	120,361	109,229	75,764	—	305,354
Intercompany receivables	—	216,751	57,438	(274,189)	—
Intercompany loans receivable	55,583	1,096,126	—	(1,151,709)	—
Inventories	—	164,493	156,188	—	320,681
Deferred income taxes	39,876	17,687	510	—	58,073
Prepaid expenses	2,931	39,792	4,374	—	47,097
Other current assets	17,867	631	2,280	—	20,778

Total current assets	498,351	1,644,709	327,955	(1,425,898)	1,045,117
Mineral interests, net	—	7,687	2,910,215	—	2,917,902
Property, plant and equipment, net	6,753	759,471	862,217	—	1,628,441
Deferred income taxes	40,252	112,560	(4,501)	—	148,311
Investment in subsidiaries	4,613,231	—	—	(4,613,231)	—
Other long-term assets	74,318	10,331	16,092	—	100,741

	$5,232,905	$2,534,758	$4,111,978	$(6,039,129)	$5,840,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$3,945	$8,234	$—	$12,179
Accounts payable	3,446	72,706	21,541	—	97,693
Accrued expenses	53,472	44,752	56,246	—	154,470
Intercompany payables	274,189	—	—	(274,189)	—
Intercompany loans payable	1,096,126	—	55,583	(1,151,709)	—
Accumulated postretirement benefits obligation	161	30,350	—	—	30,511
Other current liabilities	168,993	23,202	22,105	—	214,300

Total current liabilities	1,596,387	174,955	163,709	(1,425,898)	509,153
Long-term debt	2,762,553	—	7,828	—	2,770,381
Accumulated postretirement benefits obligation	400	640,937	—	—	641,337
Deferred income taxes	—	—	854,408	—	854,408
Other long-term liabilities	44,887	123,184	68,484	—	236,555

Total liabilities	4,404,227	939,076	1,094,429	(1,425,898)	5,011,834
Stockholders' equity	828,678	1,595,682	3,017,549	(4,613,231)	828,678

	$5,232,905	$2,534,758	$4,111,978	$(6,039,129)	$5,840,512

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)
DECEMBER 31, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$83,833	$61	$32,707	$—	$116,601
Receivables, net	64,106	113,182	79,679	—	256,967
Intercompany receivables	721,293	—	—	(721,293)	—
Intercompany loans receivable	118,079	1,074,879	—	(1,192,958)	—
Inventories	—	131,893	174,125	—	306,018
Deferred income taxes	39,375	17,687	1,464	—	58,526
Prepaid expenses	1,869	45,327	6,580	—	53,776
Other current assets	17,559	1,109	5,260	—	23,928

Total current assets	1,046,114	1,384,138	299,815	(1,914,251)	815,816
Mineral interests, net	—	18,475	2,947,082	—	2,965,557
Property, plant and equipment, net	8,448	790,900	932,783	—	1,732,131
Deferred income taxes	52,363	112,560	(4,501)	—	160,422
Investment in subsidiaries	3,530,094	—	—	(3,530,094)	—
Other long-term assets	71,622	9,375	13,497	—	94,494

	$4,708,641	$2,315,448	$4,188,676	$(5,444,345)	$5,768,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$10,196	$8,597	$—	$18,793
Accounts payable	5,128	78,260	31,525	—	114,913
Accrued expenses	27,197	83,155	74,523	—	184,875
Intercompany payables	—	567,360	153,933	(721,293)	—
Intercompany loans payable	1,074,879	—	118,079	(1,192,958)	—
Accumulated postretirement benefits obligation	131	29,069	—	—	29,200
Other current liabilities	157,044	24,389	25,040	—	206,473

Total current liabilities	1,264,379	792,429	411,697	(1,914,251)	554,254
Long-term debt	2,381,255	1,784	14,333	—	2,397,372
Accumulated postretirement benefits obligation	452	632,812	—	—	633,264
Deferred income taxes	—	—	921,687	—	921,687
Other long-term liabilities	51,984	128,593	70,695	—	251,272

Total liabilities	3,698,070	1,555,618	1,418,412	(1,914,251)	4,757,849
Stockholders' equity	1,010,571	759,830	2,770,264	(3,530,094)	1,010,571

	$4,708,641	$2,315,448	$4,188,676	$(5,444,345)	$5,768,420

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$302,328	$143,609	$—	$445,937
Miscellaneous income (loss)	(932)	5,669	5,122	—	9,859

	(932)	307,997	148,731	—	455,796

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	234,913	160,398	—	395,311
Depreciation and depletion	543	43,600	38,843	—	82,986
Selling, general and administrative	(3,730)	13,854	11,749	—	21,873
Postretirement benefits	(54)	14,761	—	—	14,707
Restructuring and asset impairment	—	—	—	—	—

	(3,241)	307,128	210,990	—	514,877

Operating income (loss)	2,309	869	(62,259)	—	(59,081)
Interest expense	(72,054)	—	(2,408)	10,918	(63,544)
Interest income	1,874	8,465	594	(10,918)	15
Other loss	4,059	218	609	—	4,886

Income (loss) before income tax expense	(63,812)	9,552	(63,464)	—	(117,724)
Income tax expense (benefit)	(715)	1,368	(17,653)	—	(17,000)

	(63,097)	8,184	(45,811)	—	(100,724)
Equity in earnings (losses) of subsidiaries	(37,627)	—	—	37,627	—

Net income (loss)	$(100,724)	$8,184	$(45,811)	$37,627	$(100,724)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$441,518	$170,992	$—	$612,510
Miscellaneous income (loss)	345	1,674	(2,555)	—	(536)

	345	443,192	168,437	—	611,974

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	283,138	165,627	—	448,765
Depreciation and depletion	466	35,576	46,518	—	82,560
Selling, general and administrative	6,026	17,885	8,575	—	32,486
Postretirement benefits	(112)	13,325	—	—	13,213
Restructuring and asset impairment	—	—	1,106,715	—	1,106,715

	6,380	349,924	1,327,435	—	1,683,739

Operating income (loss)	(6,035)	93,268	(1,158,998)	—	(1,071,765)
Interest expense	(35,618)	(1,191)	(2,484)	8,748	(30,545)
Interest income	1,124	6,699	1,038	(8,748)	113
Other income (loss), net	3,019	—	(3,962)	—	(943)

Income (loss) before income tax expense	(37,510)	98,776	(1,164,406)	—	(1,103,140)
Income tax benefit	(2,295)	(1,632)	(37,257)	—	(41,184)

	(35,215)	100,408	(1,127,149)	—	(1,061,956)
Equity in earnings (losses) of subsidiaries	(1,026,741)	—	—	1,026,741	—

Net income (loss)	$(1,061,956)	$100,408	$(1,127,149)	$1,026,741	$(1,061,956)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$916,338	$457,006	$—	$1,373,344
Miscellaneous income (loss)	(159)	8,638	6,812	—	15,291

	(159)	924,976	463,818	—	1,388,635

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	693,904	489,957	—	1,183,861
Depreciation and depletion	1,539	117,683	113,274	—	232,496
Selling, general and administrative	6,420	41,108	32,148	—	79,676
Postretirement benefits	(164)	44,321	—	—	44,157
Restructuring and asset impairment	—	(8,947)	10,646	—	1,699

	7,795	888,069	646,025	—	1,541,889

Operating income (loss)	(7,954)	36,907	(182,207)	—	(153,254)
Interest expense	(190,227)	—	(8,585)	29,521	(169,291)
Interest income	5,419	21,748	3,163	(29,521)	809
Other income	4,059	218	—	—	4,277

Income (loss) before income tax expense	(188,703)	58,873	(187,629)	—	(317,459)
Income tax expense (benefit)	(49,490)	6,505	(89,814)	—	(132,799)

	(139,213)	52,368	(97,815)	—	(184,660)
Equity in earnings (losses) of subsidiaries	(45,447)	—	—	45,447	—

Net income (loss)	$(184,660)	$52,368	$(97,815)	$45,447	$(184,660)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$1,290,567	$617,846	$—	$1,908,413
Miscellaneous income (loss)	2,071	20,553	(9,926)	—	12,698

	2,071	1,311,120	607,920	—	1,921,111

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	801,320	565,063	—	1,366,383
Depreciation and depletion	901	105,308	117,303	—	223,512
Selling, general and administrative	14,594	55,011	34,973	—	104,578
Postretirement benefits	(337)	39,976	—	—	39,639
Restructuring and asset impairment	—	—	1,106,715	—	1,106,715

	15,158	1,001,615	1,824,054	—	2,840,827

Operating income (loss)	(13,087)	309,505	(1,216,134)	—	(919,716)
Interest expense	(111,043)	(1,731)	(4,443)	27,501	(89,716)
Interest income	2,868	21,930	3,434	(27,501)	731
Other income (loss), net	9,058	—	(22,913)	—	(13,855)

Income (loss) before income tax expense	(112,204)	329,704	(1,240,056)	—	(1,022,556)
Income tax expense (benefit)	(25,860)	63,849	(65,961)	—	(27,972)

Income (loss) from continuing operations	(86,344)	265,855	(1,174,095)	—	(994,584)
Income from discontinued operations	—	—	5,180	—	5,180
Equity in earnings (losses) of subsidiaries	(903,060)	—	—	903,060	—

Net income (loss)	$(989,404)	$265,855	$(1,168,915)	$903,060	$(989,404)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(100,724)	$8,184	$(45,811)	$37,627	$(100,724)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	4,659	13,338	—	(13,338)	4,659
Change in unrealized gain on hedges, net of tax	653	12	—	(12)	653
Change in foreign currency translation adjustment	14,847	—	14,847	(14,847)	14,847
Change in unrealized loss on investments, net of tax	(940)	—	(940)	940	(940)

Total other comprehensive income (loss), net of tax	19,219	13,350	13,907	(27,257)	19,219

Total comprehensive income (loss)	$(81,505)	$21,534	$(31,904)	$10,370	$(81,505)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(1,061,956)	$100,408	$(1,127,149)	$1,026,741	$(1,061,956)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	3,898	—	—	—	3,898
Change in unrealized gain (loss) on hedges, net of tax	(545)	23	—	(23)	(545)
Change in foreign currency translation adjustment	3,132	—	3,132	(3,132)	3,132
Change in unrealized gain on investments, net of tax	1,135	—	1,135	(1,135)	1,135

Total other comprehensive income (loss), net of tax	7,620	23	4,267	(4,290)	7,620

Total comprehensive income (loss)	$(1,054,336)	$100,431	$(1,122,882)	$1,022,451	$(1,054,336)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(184,660)	$52,368	$(97,815)	$45,447	$(184,660)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	13,976	13,338	—	(13,338)	13,976
Change in unrealized gain on hedges, net of tax	1,901	49	—	(49)	1,901
Change in foreign currency translation adjustment	(2,239)	—	(2,239)	2,239	(2,239)
Change in unrealized gain on investments, net of tax	(897)	—	(897)	897	(897)

Total other comprehensive income (loss), net of tax	12,741	13,387	(3,136)	(10,251)	12,741

Total comprehensive income (loss)	$(171,919)	$65,755	$(100,951)	$35,196	$(171,919)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(989,404)	$265,855	$(1,168,915)	$903,060	$(989,404)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement benefit plans, net of tax	11,693	(50,756)	—	50,756	11,693
Change in unrealized gain (loss) on hedges, net of tax	(3,815)	72	(2,519)	2,447	(3,815)
Change in foreign currency translation adjustment	2,342	—	2,342	(2,342)	2,342
Change in unrealized loss on investments, net of tax	766	—	766	(766)	766

Total other comprehensive income (loss), net of tax	10,986	(50,684)	589	50,095	10,986

Total comprehensive income (loss)	$(978,418)	$215,171	$(1,168,326)	$953,155	$(978,418)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(165,441)	$163,367	$(41,952)	$—	$(44,026)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(863)	(84,623)	(23,249)	—	(108,735)
Intercompany loans made	(33,100)	—	—	33,100	—
Intercompany payments received	30,500	—	—	(30,500)	—
Investments in subsidiaries	—	—	—	—	—
Proceeds from sales of investments	—	—	1,559	—	1,559
Other	—	—	663	—	663

Cash flows used in investing activities	(3,463)	(84,623)	(21,027)	2,600	(106,513)

FINANCING ACTIVITIES
Proceeds from issuance of debt	897,412	—	—	—	897,412
Borrowings under revolving credit agreement	—	—	646,320	—	646,320
Repayments on revolving credit agreement	—	—	(646,320)	—	(646,320)
Retirements of debt	(496,062)	(14,193)	—	—	(510,255)
Dividends paid	(16,264)	—	—	—	(16,264)
Debt issuance costs	(42,128)	—	—	—	(42,128)
Advances from (to) consolidated entities	4,729	(64,763)	60,034	—	—
Intercompany borrowings	—	—	33,100	(33,100)	—
Intercompany payments made	—	—	(30,500)	30,500	—
Investment from Parent	—	—	—	—	—
Other	(883)	151	—	—	(732)

Cash flows provided by (used in) financing activities	346,804	(78,805)	62,634	(2,600)	328,033

Effect of foreign exchange rates on cash	—	—	(961)	—	(961)

Net increase (decrease) in cash and cash equivalents	177,900	(61)	(1,306)	—	176,533
Cash and cash equivalents at beginning of period	83,833	61	32,707	—	116,601

Cash and cash equivalents at end of period	$261,733	$—	$31,401	$—	$293,134

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(141,991)	$360,669	$114,328	$—	$333,006

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,127)	(108,002)	(219,211)	—	(331,340)
Proceeds from sales of investments	—	—	12,382	—	12,382
Intercompany Notes Issued	(58,102)	—	—	58,102	—
Other	—	1,076	—	—	1,076

Cash flows used in investing activities	(62,229)	(106,926)	(206,829)	58,102	(317,882)

FINANCING ACTIVITIES
Borrowings under revolving credit agreement	—	—	272,926	—	272,926
Repayments on revolving credit agreement	—	—	(125,396)	—	(125,396)
Retirements of debt	(100,000)	(6,056)	(22,394)	—	(128,450)
Dividends paid	(23,432)	—	—	—	(23,432)
Net consideration paid upon exercise of warrants	(11,535)	—	—	—	(11,535)
Debt Issuance Costs	(6,376)	—	—	—	(6,376)
Advances from (to) consolidated entities	357,707	(257,147)	(100,560)	—	—
Intercompany borrowings	—	—	58,102	(58,102)	—
Other	176	2	—	—	178

Cash flows provided by (used in) financing activities	216,540	(263,201)	82,678	(58,102)	(22,085)

Cash flows provided by (used in) continuing operations	12,320	(9,458)	(9,823)	—	(6,961)

CASH FLOWS FROM DISCONTINUED OPERATIONS	—	9,500	—	—	9,500

Effect of foreign exchange rates on cash	—	—	(1,047)	—	(1,047)

Net increase (decrease) in cash and cash equivalents	12,320	42	(10,870)	—	1,492
Cash and cash equivalents at beginning of period	99,086	79	29,265	—	128,430

Cash and cash equivalents at end of period	$111,406	$121	$18,395	$—	$129,922

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

        We currently operate 11 active coal mines, a coke plant and a coal bed methane extraction operation located within Alabama, West Virginia, Northeast British Columbia in Canada and South Wales in the U.K. We operate our business through two principal business segments: U.S. Operations and Canadian and U.K. Operations. The U.S. Operations segment includes hard coking coal and thermal coal mines in both Alabama and West Virginia, a coke plant in Alabama, and coal bed methane extraction operations located in Alabama. The Canadian mining operations currently operate three metallurgical coal surface mines in Northeast British Columbia (the Wolverine Mine, the Brule Mine, and the Willow Creek). Although the Willow Creek mine is an active coal mine, we curtailed operations at this mine during the second quarter of 2013. The Willow Creek mine includes a processing plant and a load-out facility that serves our Brule mine and we are currently operating the active portions of the Willow Creek mine with Brule as a combined "Brazion Group". Our U.K. mining operation consists of an active underground mine located in South Wales. The active underground mine produces anthracite coal, which can be sold as a low-volatile PCI coal, and the curtailed surface mine operations produced thermal coal.

        Sales of metallurgical coal for the three months ended September 30, 2013 were 2.8 million metric tons and accounted for approximately 84% of our coal sales volume. Comparatively, sales of metallurgical coal were 2.6 million metric tons and accounted for approximately 74% of our coal sales volume for the three months ended September 30, 2012. The continued increase in metallurgical coal sales volume as a percentage of our total coal sales volume is consistent with our business strategy of increasing more profitable, high quality metallurgical coal production and sales.

        For the three months ended September 30, 2013, sales of thermal coal were 540 thousand metric tons and accounted for approximately 16% of our coal sales volume. Comparatively, sales of thermal coal were 937 thousand metric tons and accounted for approximately 26% of our coal sales volume for the three months ended September 30, 2012.

Industry Overview and Outlook

        The metallurgical coal market continues to be oversupplied primarily from mines in Australia. Australia continues to benefit from a weaker Australian dollar. Although the metallurgical coal market remains oversupplied, there are signs of improvement, as Europe and China's economic environments have all seemed to stabilize and improve over the past six months and supply rationalization has resulted in the closing of higher cost mines in the U.S. and abroad. As a result, the 2013 fourth quarter benchmark pricing has increased.

        The metallurgical coal market appears to have reached a floor in the third quarter of 2013 as the benchmark for high quality hard coking coal was approximately $145 per metric ton. During the third quarter, spot prices rebounded and surpassed the third quarter benchmark prices. This resulted in an improved benchmark price for the fourth quarter of $152 per metric ton for premium hard coking metallurgical coal and $120 per metric ton for low-volatile PCI coal. This represents an increase of $7 per metric ton for hard coking coal and $4 per metric ton for low-volatile PCI coal as compared with third quarter pricing.

        The current economic environment could indicate that the benchmark price of premium hard coking coal and low-volatile PCI coal will continue to improve as global demand continues to improve. China's demand for metallurgical coal has been strong and China is set to surpass Japan as the largest importer of hard coking coal. In Japan, the country has benefited from a weaker currency and economic growth that has increased steel production for automotive and construction products. In Korea, although steel production has decreased in 2013, demand for our low-vol PCI product remains strong. As previously mentioned, there are also positive signs in Europe as the World Steel Association projects growth in steel consumption next year of over 2%, reversing the decline of the past two years. According to the World Steel Association Short Range Outlook released in October 2013, steel demand in 2013 is now forecasted to grow 3.1%, led by forecasted growth of 6.0% in demand in China. Global crude steel production for the month of September 2013 increased 6.1% as compared with September 2012 due to an 11% increase in China and a 5.5% increase in Japan, partially offset by an 8.7% decrease in steel production in South Korea. Steel production for the nine months ended September 30, 2013 amounted to 1.2 billion tons or an increase of 2.7% compared with the prior year comparable period. The World Steel Association expects a continued recovery in global steel demand in 2014 with developed economies returning to positive growth, more than offsetting slower forecasted growth expected in China.

        We believe the improved benchmark price in the fourth quarter is sustainable and metallurgical coal prices should further improve in 2014 as long as there is continued strong demand in Asia and moderate improvements in other key markets. We also believe the long-term demand for metallurgical coal within all of our markets to be strong as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market for the high-quality metallurgical coals we produce. Although we have responded to the short-term deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, we have the capability to increase our metallurgical coal production when the market rebounds to take advantage of potential opportunities in this highly volatile market.

        We expect our full year 2013 metallurgical coal production to be approximately 11.0 million metric tons. We also anticipate 2013 metallurgical coal sales to approximate production.

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended September 30, 2013 and 2012

	For the three months ended September 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$332,522	$113,415	$—	$445,937
Miscellaneous income (loss)	4,747	5,952	(840)	9,859

Revenues	337,269	119,367	(840)	455,796
Cost of sales (exclusive of depreciation and depletion)	265,879	129,432	—	395,311
Depreciation and depletion	53,060	29,383	543	82,986
Selling, general and administrative	11,576	8,574	1,723	21,873
Postretirement benefits	14,762	—	(55)	14,707
Restructuring and asset impairment	—	—	—	—

Operating loss	$(8,008)	$(48,022)	$(3,051)	(59,081)

Interest expense, net				(63,529)
Other income, net				4,886
Income tax benefit				17,000

Net loss				$(100,724)

	For the three months ended September 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$485,720	$126,790	$—	$612,510
Miscellaneous income (loss)	(2,105)	1,115	454	(536)

Revenues	483,615	127,905	454	611,974
Cost of sales (exclusive of depreciation and depletion)	320,716	128,049	—	448,765
Depreciation and depletion	44,789	37,305	466	82,560
Selling, general and administrative	12,732	6,807	12,947	32,486
Postretirement benefits	13,325	—	(112)	13,213
Restructuring and asset impairment	114,281	992,434	—	1,106,715

Operating loss	$(22,228)	$(1,036,690)	$(12,847)	(1,071,765)

Interest expense, net				(30,432)
Other loss, net				(943)
Income tax benefit				41,184

Net loss				$(1,061,956)

	Dollar variance for the three months ended September 30, 2013 versus 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(153,198)	$(13,375)	$—	$(166,573)
Miscellaneous income (loss)	6,852	4,837	(1,294)	10,395

Revenues	(146,346)	(8,538)	(1,294)	(156,178)
Cost of sales (exclusive of depreciation and depletion)	(54,837)	1,383	—	(53,454)
Depreciation and depletion	8,271	(7,922)	77	426
Selling, general and administrative	(1,156)	1,767	(11,224)	(10,613)
Postretirement benefits	1,437	—	57	1,494
Restructuring charges	(114,281)	(992,434)	—	(1,106,715)

Operating income (loss)	$14,220	$988,668	$9,796	1,012,684

Interest expense, net				(33,097)
Other income (loss), net				5,829
Income tax benefit				(24,184)

Net loss				$961,232

Summary of Third Quarter Consolidated Results of Operations

        Our net loss for the three months ended September 30, 2013 was $100.7 million, or $1.61 per diluted share, which compares to a loss of $1.1 billion, or $16.97 per diluted share for the three months ended September 30, 2012. The net loss was primarily due to a decrease compared to the prior quarter of approximately 31.1% in the average selling price of our metallurgical coal due to excess supply within the global market. The third quarter of 2012 net loss included a goodwill impairment charge of approximately $1.1 billion, primarily related to the effects of the weakened metallurgical coal market on future expected results and a pre-tax charge of $40.0 million associated with the abandonment of a natural gas exploration project. Earnings before interest expense, interest income, income taxes, depreciation, depletion and amortization ("EBITDA") for the third quarter of 2013 increased

$1.0 billion as compared with the third quarter of 2012 primarily due to the 2012 impairment charge previously mentioned. A reconciliation of net loss to EBITDA is presented in the Liquidity and Capital Resources section below.

        Revenues for the three months ended September 30, 2013 were $455.8 million, representing a decrease of $156.2 million from $612.0 million for the same period in 2012. The decrease in revenues was primarily due to a decrease in the average selling price of our metallurgical coal of $59.46 per metric ton, or approximately 31.1%, due to weaker worldwide sales prices for metallurgical coal. The decrease in average metallurgical coal selling price was partially offset by an increase of 201 thousand metric tons in metallurgical coal sales volume in the third quarter of 2013 as compared with the prior year comparable period.

        Cost of sales, exclusive of depreciation and depletion, for the three months ended September 30, 2013 decreased $53.5 million to $395.3 million as compared with $448.8 million in the third quarter of 2012 and was primarily the result of significant decreases in per metric ton cash cost of sales for our hard coking coal across all of our operations. The average cash cost of sales per metric ton of metallurgical coal sold decreased approximately 10.8% from $132.24 in the three months ended September 30, 2012 to $117.95 in the three months ended September 30, 2013. This was the result of a concerted effort throughout the year to lower costs across all operations and the substantial improvement reflects the results of our cost containment and restructuring initiatives.

        Selling, general and administrative expense for the three months ended September 30, 2013 decreased $10.6 million, or approximately 32.7% to $21.9 million, as compared with $32.5 million in the third quarter of 2012. The decrease was attributable to our cost containment initiatives as well as the reclassification of approximately $5.9 million of selling, general and administrative expenses to operations they support as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements."

        Interest expense, net for the three months ended September 30, 2013 increased $33.1 million to $63.5 million, as compared with $30.4 million in the third quarter of 2012. The increase was driven by an increase in long-term debt of $492.2 million combined with an increase in interest rates on our 2011 Credit Agreement, higher interest rates on our outstanding notes, and additional interest expense related to the increase in our debt. The current quarter interest expense also includes accelerated amortization of $5.2 million related to the extinguishment of $250 million of Term Loan A debt upon the September 2013 issuance of the $450.0 million 9.50% senior secured notes.

        The $5.8 million increase in other income for the three months ended September 30, 2013 as compared with the same period in 2012 was primarily attributable to a gain of $4.3 million realized upon the extinguishment of $250.0 million of our Term Loan A debt through a Dutch auction. The $0.9 million other loss for the three months ended September 30, 2012 was primarily attributable to the sale and re-measurement to fair value of certain equity investments.

        We recognized an income tax benefit of $17.0 million for the three months ended September 30, 2013, compared with an income tax benefit of $41.2 million for the three months ended September 30, 2012 as the Company incurred pretax operating losses for both periods. The decrease in the Company's income tax benefit was primarily due to a non-cash deferred income tax charge of $13.7 million to reflect the revaluation of our Canadian and U.K. Operations deferred tax liabilities as the result of changes to the statutory corporate tax rates in each jurisdiction and a non-cash deferred income tax charge of $10.3 million related to foreign financing activities. The 2013 and 2012 effective tax rates also reflect the benefit of our Canadian and U.K. operations which are taxed at statutory rates lower than the U.S. rate, and the effects of additional tax losses related to foreign financing activities. The effective tax rates also reflect statutory depletion deductions for the Alabama mining operations.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 2.0 million metric tons for the three months ended September 30, 2013, representing an increase of 3.9% compared with 1.9 million metric tons for the same period in 2012. Our hard coking coal production totaled 2.1 million metric tons in the third quarter of 2013, representing an increase of 20.2% from the same period in the prior year due to increased production from our Alabama underground mines. The average selling price of hard coking coal in the third quarter of 2013 was $132.46 per metric ton, representing a 32.6% decrease from the average selling price of $196.41 per metric ton for the same period in 2012. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure being experienced in the metallurgical coal market. Our average cash cost of sales per metric ton of hard coking coal sold during the third quarter of 2013 was $105.26, a decrease of $13.65 from the average cash cost of sales per ton sold during the third quarter of 2012 of $118.91.

        Thermal coal sales totaled approximately 540 thousand metric tons for the three months ended September 30, 2013, representing a decrease of approximately 41.7% compared with approximately 927 thousand metric tons sold during the same period in 2012, primarily due to a period of difficult mining conditions at our North River mine in Alabama and the idling of a West Virginia thermal coal surface mine in September 2012 due to lower demand and pricing. Our average selling price of thermal coal for the third quarter of 2013 was $65.04 per metric ton, remaining relatively consistent with our average selling price of $67.00 per metric ton for the same period in 2012. Thermal coal production totaled approximately 620 thousand metric tons in the third quarter of 2013, representing a decrease of approximately 23% compared with approximately 805 thousand metric tons produced during the same period in 2012. The average cash cost of sales per metric ton of thermal coal sold during the third quarter of 2013 was $53.44 per metric ton compared with $55.27 per metric ton for the same period in 2012. In response to the continued price deterioration in coal markets, in the second quarter of 2013 we renegotiated an unfavorably priced coal supply agreement to allow the accelerated closure of the North River mine, currently anticipated for the fourth quarter of 2013.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended September 30,
	2013	2012(2)
Tons of hard coking coal sold(1) (in thousands)	1,953	1,880
Tons of hard coking coal produced (in thousands)	2,069	1,721
Average hard coking coal selling price(1) (per metric ton)	$132.46	$196.41
Average hard coking coal cash cost of sales(1) (per metric ton)	$105.26	$118.91
Average hard coking coal cash cost of production (per metric ton)	$63.12	$85.45
Tons of thermal coal sold (in thousands)	540	927
Tons of thermal coal produced (in thousands)	620	805
Average thermal coal selling price (per metric ton)	$65.04	$67.00
Average thermal coal cash cost of sales (per metric ton)	$53.44	$55.27
Average thermal coal cash cost of production (per metric ton)	$34.77	$57.21

(1)
Includes sales of both produced and purchased coal.

(2)
Prior period balances have not been restated to reflect the reclassification of selling, general and administrative expenses to costs of sales as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements."

        Our U.S. Operations segment reported revenues of $337.3 million for the three months ended September 30, 2013, representing a decrease of $146.3 million from the same period last year. The decrease in revenues during the third quarter of 2013 as compared with the third quarter of 2012 was primarily attributable to the decline in the average selling price of hard coking coal offset partially by an increase in hard coking coal sales volume.

        Cost of sales, exclusive of depreciation and depletion, of our U.S. Operations segment decreased $54.8 million to $265.9 million as compared with $320.7 million in the third quarter of 2012 primarily due to a $13.65 per metric ton decrease in the average cash cost of sales per ton of met coal sold partially offset by an increase in met coal tons sold of 73 thousand tons. The decrease was also due to a decrease of 387 thousand metric tons of thermal coal sales from the prior year comparable quarter combined with a slight decrease in the average cash cost of sales of thermal coal.

        Our U.S. Operations segment reported an operating loss of $8.0 million for the three months ended September 30, 2013, compared with an operating loss of $22.2 million in the same period in 2012. The decrease in operating loss was primarily due to a goodwill impairment charge of $74.3 million and an asset impairment charge for a capitalized shale natural gas exploratory project of $40.0 million recorded in 2012, partially offset by the effects of lower pricing for our metallurgical coal.

  Canadian and U.K. Operations

        Metallurgical coal sales for the three months ended September 30, 2013 consisted of 346 thousand metric tons of hard coking coal at an average selling price of $143.94 per metric ton and 525 thousand metric tons of low-volatile PCI coal at an average selling price of $121.76 per metric ton. Metallurgical coal sales in the third quarter of 2012 consisted of 303 thousand metric tons of hard coking coal at an average selling price of $204.82 per metric ton and 440 thousand metric tons of low-volatile PCI coal at an average selling price of $160.37 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the third quarter of 2013 was $179.79, representing an increase of $38.06 from the average cash cost of sales per ton of hard coking coal sold during the third quarter of 2012 of $141.73. The increase was primarily due to the Wolverine mine transitioning to the next mining area in the mine plan which resulted in lower volume and higher costs on a per metric ton basis. Mining conditions are expected to improve at this site as the mine moves into a lower stripping ratio mining phase during the fourth quarter of 2013. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the third quarter of 2013 was $124.45 representing a 31.9% decrease from the average cash cost of sales per ton of low-volatile PCI coal sold during the third quarter of 2012 of $182.76 which primarily reflects our cost improvement initiatives, including the conversion of the Brule mine from a contractor-operated to owner-operated mine in the fourth quarter of 2012.

        Our Canadian and U.K. Operations segment produced a total of 234 thousand metric tons of hard coking coal and 470 thousand metric tons of low-volatile PCI in the third quarter of 2013. During the third quarter of 2012, the segment produced 641 thousand metric tons of hard coking coal and 963 thousand metric tons of low-volatile PCI. The significant decrease in production was primarily due to the Wolverine mine transitioning to the next mining area in the plan mentioned previously and the planned reductions related to our Willow Creek mine. The Willow Creek mine produced approximately 90 thousand metric tons of low- volatile hard coking coal and 198 thousand tons of low-volatile PCI in the third quarter of 2012 with very little production in the current quarter as mining operations were curtailed in the second quarter of 2013.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended September 30,
	2013	2012(1)
Tons of hard coking coal sold (in thousands)	346	303
Tons of hard coking coal produced (in thousands)	234	641
Average hard coking coal selling price (per metric ton)	$143.94	$204.82
Average hard coking coal cash cost of sales (per metric ton)	$179.79	$141.73
Average hard coking coal cash cost of production (per metric ton)	$184.59	$91.49
Tons of low-volatile PCI coal sold (in thousands)	525	440
Tons of low-volatile PCI coal produced (in thousands)	470	963
Average low-volatile PCI coal selling price (per metric ton)	$121.76	$160.37
Average low-volatile PCI cash cost of sales (per metric ton)	$124.45	$182.76
Average low-volatile PCI cash cost of production (per metric ton)	$87.75	$95.81

(1)
Prior period balances have not been restated to reflect the reclassification of selling, general and administrative expenses to costs of sales as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements."

        Our Canadian and U.K. Operations segment reported revenues of $119.4 million for the third quarter of 2013, representing a decrease of $8.5 million from the same period last year. The decrease in revenues was attributable to a comparable decline of 29.7% and 24.1% in the average selling price of hard coking coal and low-volatile PCI coal, respectively. The declines were offset partially by a 43 thousand and 85 thousand metric ton increase in hard coking coal and low-volatile PCI coal sales volumes, respectively.

        Cost of sales, exclusive of depreciation and depletion, in our Canadian and U.K. Operations segment for the three months ended September 30, 2013 were relatively consistent as compared with the third quarter of 2012 as the increase in metallurgical coal tons sold of 128 thousand tons was offset by a $19.58 decrease in the average cash cost of sales per ton of metallurgical coal sold.

        Our Canadian and U.K. Operations segment reported an operating loss of $48.0 million in the three months ended September 30, 2013 as compared with an operating loss of $1.0 billion in the same period in 2012. The decrease in the operating loss was primarily due to the prior year period including a goodwill impairment charge of $992.4 million.

 Summary Operating Results for the
Nine months Ended September 30, 2013 and 2012

	For the nine months ended September 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$989,854	$383,425	$65	$1,373,344
Miscellaneous income	7,649	7,259	383	15,291

Revenues	997,503	390,684	448	1,388,635
Cost of sales (exclusive of depreciation and depletion)	766,963	416,856	42	1,183,861
Depreciation and depletion	131,722	99,235	1,539	232,496
Selling, general and administrative	41,076	27,082	11,518	79,676
Postretirement benefits	44,321	—	(164)	44,157
Restructuring and asset impairment	(8,947)	10,646	—	1,699

Operating income (loss)	$22,368	$(163,135)	$(12,487)	(153,254)

Interest expense, net				(168,482)
Other income, net				4,277
Income tax benefit				132,799

Loss from continuing operations				$(184,660)

	For the nine months ended September 30, 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$1,388,773	$519,335	$305	$1,908,413
Miscellaneous income (loss)	13,753	(3,434)	2,379	12,698

Revenues	1,402,526	515,901	2,684	1,921,111
Cost of sales (exclusive of depreciation and depletion)	888,121	477,708	554	1,366,383
Depreciation and depletion	130,635	91,976	901	223,512
Selling, general and administrative	37,515	28,707	38,356	104,578
Postretirement benefits	39,976	0	(337)	39,639
Restructuring and asset impairment	114,281	992,434	0	1,106,715

Operating income (loss)	$191,998	$(1,074,924)	$(36,790)	(919,716)

Interest expense, net				(88,985)
Other loss, net				(13,855)
Income tax benefit				27,972

Loss from continuing operations				$(994,584)

	Dollar variance for the nine months ended September 30, 2013 versus 2012
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(398,919)	$(135,910)	$(240)	$(535,069)
Miscellaneous income (loss)	(6,104)	10,693	(1,996)	2,593

Revenues	(405,023)	(125,217)	(2,236)	(532,476)
Cost of sales (exclusive of depreciation and depletion)	(121,158)	(60,852)	(512)	(182,522)
Depreciation and depletion	1,087	7,259	638	8,984
Selling, general and administrative	3,561	(1,625)	(26,838)	(24,902)
Postretirement benefits	4,345	—	173	4,518
Restructuring and asset impairment	(123,228)	(981,788)	—	(1,105,016)

Operating income (loss)	$(169,630)	$911,789	$24,303	$766,462

Interest expense, net				(79,497)
Other income (loss), net				18,132
Income tax benefit				104,827

Loss from continuing operations				$809,924

Summary of Year to Date Consolidated Results of Operations

        Our net loss for the nine months ended September 30, 2013 was $184.7 million, or $2.95 per diluted share, which compares to a loss from continuing operations of $994.6 million, or $15.91 per diluted share for the nine months ended September 30, 2012. EBITDA for the nine months ended September 30, 2013 increased $785.3 million as compared with the nine months ended September 30, 2012 primarily due to a goodwill impairment charge of approximately $1.1 billion related to the effects of the weakened metallurgical coal market on future expected results and a pre-tax charge of $40.0 million associated with the abandonment of a natural gas exploration project recorded in 2012. A reconciliation of net income loss to EBITDA is presented in the Liquidity and Capital Resources section below.

        Revenues for the nine months ended September 30, 2013 were $1.4 billion, representing a decrease of $532.5 million from $1.9 billion in the same period in 2012. The decrease in revenues was primarily due to a decrease in the average selling price of metallurgical coal of $55.60, or approximately 27.8% per. The decrease was due to the global oversupply of metallurgical coal.

        Cost of sales, exclusive of depreciation and depletion, for the nine months ended September 30, 2013 decreased $182.5 million to $1.2 billion as compared with the same period in 2012. The average cash cost of sales per ton for all our metallurgical coal decreased approximately 11.0% from $134.45 per metric ton in the nine months ended September 30, 2012 to $119.71 per metric ton in the nine months ended September 30, 2013, primarily due to a concerted effort throughout the year to lower costs across all operations. The substantial decrease reflects the results of our cost containment and restructuring initiatives.

        Selling, general and administrative expense for the nine months ended September 30, 2013 decreased $24.9 million or approximately 23.8% to $79.7 million, as compared with $104.6 million for the nine months ended September 30, 2012. The decrease was primarily due to our cost containment and restructuring initiatives. Additionally, the decrease was partially due to the reclassification of selling, general and administrative expenses to cost of sales of $17.4 million as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements" mostly offset by a 2013 increase in proxy contest expenses of approximately $13.3 million.

        Interest expense for the nine months ended September 30, 2013 increased $79.5 million to $168.5 million, as compared with $89.0 million in first nine months of 2012. The increase was primarily driven by an increase in long-term debt combined with an increase in interest rates on our 2011 Credit Agreement related to amendments and higher interest rates charged on our outstanding notes obtained in relation to the overall increase in debt. The current year interest expense also includes accelerated deferred financing cost amortization of $11.1 million related to the early extinguishment of debt as portions of the cash obtained through the debt offerings were paid against existing debt.

        The $18.1 million increase in other income for the nine months ended September 30, 2013 as compared with the same period in 2012 was primarily attributable to prior year losses recognized on the sale and measurement to fair value of certain equity investments combined with a current year gain of $4.3 million realized upon the extinguishment of $250.0 million of our Term Loan A debt through a Dutch auction.

        We recognized an income tax benefit of $132.8 million for the nine months ended September 30, 2013 compared with an income tax benefit of $28.0 million for the nine months ended September 30, 2012. The increase in the income tax benefit year-over-year was primarily attributable to an increase in pre-tax operating losses, excluding the 2012 non-deductible goodwill impairment charge, for the current period as compared with the prior year. The 2013 and 2012 income tax provisions reflect the benefits of our Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities. The income tax provisions for the nine months ended September 30, 2013 and 2012 include the impact of statutory depletion deductions from the Alabama mining operations.

        The current year provision for income taxes includes a benefit of $11.2 million attributable to foreign currency exchange rate fluctuations on foreign deferred tax liabilities. Additionally, the income tax provision for the three and nine months ended September 30, 2013, included a non-cash deferred income tax charge of $13.7 million to reflect the revaluation of our Canadian and U.K. Operations deferred tax liabilities as the result of changes to the statutory corporate tax rates in each jurisdiction and a non-cash deferred income tax charge of $10.3 million related to foreign financing activities.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 5.3 million and 5.2 million metric tons for the nine months ended September 30, 2013 and 2012, respectively. Our hard coking coal production totaled 5.9 million metric tons in the nine months ended September 30, 2013, representing an increase of 8.6% from the same period in the prior year due to increased production at our Alabama underground mines. The average selling price per metric ton of hard coking coal for the nine months ended September 30, 2013 was $147.09, representing a $55.85 per metric ton or a 27.5% decrease from the average selling price of $202.94 per metric ton for the same period in 2012. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure being experienced in the metallurgical coal market. The average cash cost of sales per metric ton of hard coking coal sold for the nine months ended September 30, 2013 was $105.44, representing a 6.2% decrease from the average cash cost of sales per ton sold in the prior year of $112.36 per metric ton.

        Thermal coal sales totaled 1.3 million metric tons for the nine months ended September 30, 2013, representing a decrease of approximately 1.4 million metric tons or 52.4% compared with the 2.6 million metric tons sold during the same period in 2012. The decrease was primarily due to a period of difficult mining conditions at the North River mine in Alabama and the idling of a West Virginia thermal coal surface mine in June 2012 due to lower demand and pricing. The average selling price per metric ton of thermal coal for the nine months ended September 30, 2013 was $65.53 per metric ton, representing a 4.6% decrease from the average selling price of $68.67 per metric ton for the same period in 2012. The average cash cost of sales per ton of thermal coal sold during the nine months ended 2013 was $74.64 per metric ton compared with $65.84 per metric ton for the same period in 2012 as a result of difficult mining conditions at our North River mine. In response to the continued deterioration in coal markets, in the second quarter of 2013 we renegotiated an unfavorably priced coal supply agreement to allow the accelerated closure of the North River mine currently anticipated in the fourth quarter of 2013.

        Statistics for U.S. Operations are presented in the following table:

	Nine months ended September 30,
	2013	2012(2)
Tons of hard coking coal sold(1) (in thousands)	5,279	5,199
Tons of hard coking coal produced (in thousands)	5,877	5,414
Average hard coking coal selling price(1) (per metric ton)	$147.09	$202.94
Average hard coking coal cash cost of sales(1) (per metric ton)	$105.44	$112.36
Average hard coking coal cash cost of production (per metric ton)	$69.35	$76.65
Tons of thermal coal sold (in thousands)	1,228	2,580
Tons of thermal coal produced (in thousands)	1,461	2,529
Average thermal coal selling price (per metric ton)	$65.53	$68.67
Average thermal coal cash cost of sales (per metric ton)	$74.64	$65.84
Average thermal coal cash cost of production (per metric ton)	$55.03	$57.68

(1)
Includes sales of both produced and purchased coal.

(2)
Prior period balances have not been restated to reflect the reclassification of selling, general and administrative expenses to costs of sales as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements."

        Our U.S. Operations segment reported revenues of $997.5 million for the nine months ended September 30, 2013, representing a decrease of $405.0 million from the same period last year. The decrease in revenues during the nine months ended September 30, 2013 as compared with the same period in 2012 was primarily attributable to a 27.5% decline in the average selling price of hard coking coal.

        Cost of sales, exclusive of depreciation and depletion, of our U.S. Operations segment decreased $121.1 million to $767.0 million for the nine months ended September 30, 2013 as compared with $888.1 million in the third quarter of 2012 primarily due to lower thermal coal sales volume combined with our cost containment and restructuring efforts.

        Our U.S. Operations segment reported operating income of $22.4 million for the nine months ended September 30, 2013, compared with operating income of $192.0 million in the same period of 2012. Current year operating income for the U.S. Operations segment included a net gain recognized of approximately $9.1 million due to the settlement of a negotiated contract partially offset by related asset impairment charges; all related to the contract renegotiation and accelerated closure of the North

River mine in Alabama. The decrease in operating income was primarily due to an approximate 28.9% decrease in revenues as a result of lower global metallurgical coal pricing. The prior year period also included a goodwill impairment charge of $74.3 million and a pre-tax impairment charge for a capitalized shale natural gas exploratory project of $40.0 million.

  Canadian and U.K. Operations

        Metallurgical coal sales for the nine months ended September 30, 2013 consisted of 1.4 million metric tons of hard coking coal at an average selling price of $147.92 per metric ton and 1.4 million metric tons of low-volatile PCI coal at an average selling price of $131.51 per metric ton. Metallurgical coal sales for the nine months ended September 30, 2012 consisted of 1.1 million metric tons of hard coking coal at an average selling price of $225.84 per metric ton and 1.5 million metric tons of low-volatile PCI coal at an average selling price of $170.88 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the nine months ended September 30, 2013 was $158.69 per metric ton, representing an increase of $15.00 per metric ton from the average cash cost of sales per ton of hard coking coal sold during the nine months ended September 30, 2012 of $143.69 per metric ton. The increase was primarily due to an increase in lower of cost or market charges recognized in the current year due primarily to the declines in sales prices combined with the Wolverine mine transitioning to the next mining area in the mine plan which resulted in lower volume and higher cost on a per metric ton. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the nine months ended September 30, 2013 was $135.77 per metric ton representing a 33.4% decrease from the average cash cost of sales per ton of coal sold during the nine months ended September 30, 2012 of $203.99 per metric ton. This reduction reflects the impacts of the Company's cost containment and restructuring efforts including the conversion of the Brule mine from a contractor-operated to an owner-operated mine in the fourth quarter of 2012.

        Our Canadian and U.K. Operations segment produced a total of 1.2 million metric tons of hard coking coal and 1.4 million metric tons of low-volatile PCI in the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the segment produced 1.5 million metric tons of hard coking coal and 2.3 million metric tons of low-volatile PCI. The Willow Creek mine produced approximately 142 thousand metric tons of low-volatile hard coking coal and 329 thousand tons of low-volatile PCI in the nine months ended September 30, 2013 as compared with 47 thousand metric tons of low-volatile hard coking coal and 373 thousand tons of low-volatile PCI in the nine months ended September 30, 2012.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Nine months ended September 30,
	2013	2012(1)
Tons of hard coking coal sold (in thousands)	1,352	1,131
Tons of hard coking coal produced (in thousands)	1,181	1,516
Average hard coking coal selling price (per metric ton)	$147.92	$225.84
Average hard coking coal cash cost of sales (per metric ton)	$158.69	$143.69
Average hard coking coal cash cost of production (per metric ton)	$129.56	$102.25
Tons of low-volatile PCI coal sold (in thousands)	1,410	1,502
Tons of low-volatile PCI coal produced (in thousands)	1,421	2,270
Average low-volatile PCI coal selling price (per metric ton)	$131.51	$170.88
Average low-volatile PCI cash cost of sales (per metric ton)	$135.77	$203.99
Average low-volatile PCI cash cost of production (per metric ton)	$93.90	$138.76

(1)
Prior period balances have not been restated to reflect the reclassification of selling, general and administrative expenses to costs of sales as discussed in Note 1 of the "Notes to Condensed Consolidated Financial Statements."

        Our Canadian and U.K. Operations segment reported revenues of $390.7 million for the nine months ended September 30, 2013, representing a decrease of $125.2 million from the same period in 2012. The decrease in revenues during the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012 was attributable to a decline of 34.5% and 23.0% in the average selling price of hard coking coal and low-volatile PCI coal, respectively.

        Cost of sales, exclusive of depreciation and depletion, in our Canadian and U.K. Operations segment for the nine months ended September 30, 2013 decreased $60.9 million to $416.9 million as compared with the same period in 2012. The decrease in cost of sales was primarily attributable to a significant improvement in cost of sales for low-volatile PCI which reflects improved operating performance due to our cost containment and restructuring efforts, inclusive of converting our Brule mine from contractor-operated to owner-operated.

        Our Canadian and U.K. Operations segment reported an operating loss of $163.1 million for the nine months ended September 30, 2013 as compared to an operating loss of $1.1 billion for the same period in 2012. The decrease in the operating loss was primarily due to the prior year period including a goodwill impairment charge of $992.4 million.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $176.5 million at September 30, 2013 compared with December 31, 2012, primarily due to net cash flows provided by financing activities of $328.0 million through the issuance of the 2021 Senior Notes in March 2013 and the 2019 Senior Secured Notes in September 2013. Cash flows provided by financing activities were partially offset by cash flows used in investing activities of $106.5 million, primarily from capital expenditures, and cash flows used in operating activities of $44.0 million.

        Net property, plant and equipment decreased by $103.7 million at September 30, 2013 as compared with December 31, 2012 primarily due to depreciation and depletion expense, partially offset by capital expenditures of $108.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, any operating cash flows and the unused portion of our revolving credit facility. Our principal sources of long-term funding are our bank term loans entered into on April 1, 2011 and our senior notes issued in 2012 and 2013, as discussed below. Our available liquidity as of September 30, 2013 was $614.0 million, consisting of cash and cash equivalents of $293.1 million and $320.9 million available under the Company's $375 million revolving credit facility, net of outstanding letters of credit of $54.1 million. In recent quarters, we have entered into the financing transactions and amendments discussed below which have increased our interest expense. These transactions were completed to enhance liquidity, secure covenant relief and extend our debt maturities.

        As of September 30, 2013, the Revolver, term loan A and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread ranging from 450 to 550 basis points for the Revolver and term loan A debt and 575 basis points on the term loan B debt, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the Revolver is 0.5% per year for all pricing levels.

        Borrowings at September 30, 2013 under the amended 2011 Credit Agreement consisted of a term loan A debt balance of $400.3 million with a weighted average interest rate of 5.74%, a term loan B debt balance of $968.1 million with a weighted average interest rate of 6.75% and no borrowings under the Revolver, with $54.1 million in outstanding stand-by letters of credit and $320.9 million of availability for future borrowings.

        Based on current forecasts and anticipated market conditions, we believe that funding provided by operating cash flows and available sources of liquidity are sufficient to meet substantially all of our operating needs, to make planned capital expenditures, to make all required interest and principal payments on indebtedness for the foreseeable future and to meet the minimum liquidity covenant of $225.0 million as required by the Fifth Amendment to the 2011 Credit Agreement. However, our operating cash flows and liquidity are significantly influenced by numerous factors including prices of coal, coal production levels, costs of raw materials, interest rates and the general economy.

9.50% Senior Secured Notes due 2019

        On September 27, 2013, the Company issued $450.0 million aggregate principal amount of 9.50% senior secured notes due October 15, 2019 (the "2019 Notes"). The 2019 Notes are guaranteed, jointly and severally, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantees any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The 2019 Notes and related guarantees are secured on a first priority basis by substantially all of the property and assets of the Company and the guarantors. Interest on the 2019 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2014.

        The Company used $245.7 million of the proceeds from the 2019 Notes to extinguish $250.0 million of Term Loan A debt through a Dutch Auction process. The gain of $4.3 million on partial extinguishment of Term Loan A debt is included in other income (loss) in the Condensed Consolidated Statements of Operations. Additionally, the Company expensed $5.2 million of previously capitalized debt issuance costs as a result of the early extinguishment of the Term Loan A debt. The write-off of debt issuance costs is included in interest expense in the Condensed Consolidated Statements of Operations.

        The terms of the 2019 Notes provide that at any time prior to October 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net cash proceeds of certain equity offerings, at a redemption price of 109.5% of the aggregate principal amount. The Company may redeem the 2019 Notes, in whole or in part, prior to October 15, 2016, at a redemption price equal to 100% of the aggregate principal amount of the 2019 Notes plus a "make-whole" premium. The Company may redeem the 2019 Notes, in whole or in part at redemption prices equal to 107.125% for the twelve months commencing October 15, 2016, 102.375% for the twelve months commencing October 15, 2017 and 100% beginning on October 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2019 Notes, the Company will be required to offer to repurchase each holder's 2019 Notes at a price equal to 101% of the aggregate principal amount.

8.50% Senior Notes due 2021

        On March 27, 2013, the Company issued $450.0 million aggregate principal amount of 8.50% senior notes due April 15, 2021 (the "2021 Notes"). The 2021 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantees any of our indebtedness or ay indebtedness of our restricted subsidiaries. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2013.

        A portion of the proceeds from the 2021 Notes was used to repurchase $250.0 million of Term Loan A and B debt on a pro-rata basis. The Company expensed $6.0 million of previously capitalized debt issuance costs as a result of the early extinguishment of a portion of the Term Loan A and B debt. The write-off of debt issuance costs is included in interest expense in the Condensed Consolidated Statements of Operations.

        At any time prior to April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes with the net cash proceeds of certain equity offerings, at a redemption price of 108.50% of the aggregate principal amount. The Company may redeem the 2021 Notes, in whole or in part, and prior to April 15, 2017, at a redemption price equal to 100% of the aggregate principal amount of the 2021 Notes plus a "make-whole" premium. The Company may redeem the 2021 Notes, in whole or in part at redemption prices equal to 104.25% for the twelve months commencing April 15, 2017, 102.125% for the twelve months commencing April 15, 2018 and 100% beginning on April 15, 2019. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2021 Notes, the Company will be required to offer to repurchase each holder's 2021 Notes at a price equal to 101% of the aggregate principal amount.

9.875% Senior Notes due 2020

        On November 21, 2012, we issued $500.0 million aggregate principal amount of 9.875% senior notes due December 15, 2020 (the "2020 Notes") at an initial price of 99.302% of their face amount. The 2020 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantees any of our indebtedness or any indebtedness of our restricted subsidiaries. Interest on the 2020 Notes accrues at the rate of 9.875% per year and is payable semi-annually in arrears on June 15 and December 15, beginning on June 15, 2013. At any time prior to December 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 109.875% of the principal amount. We may redeem the 2020 Notes, in whole or in part, at any time prior to December 15, 2016, at a price equal to 100.000% of the aggregate principal amount of the 2020 Notes plus a "make-whole" premium. We may redeem the 2020 Notes, in whole or in part, at any time during the twelve months commencing December 15, 2016, at 104.938% of the aggregate principal amount of the 2020 Notes, at any time during the twelve months commencing December 15, 2017, at

102.469% of the aggregate principal amount of the 2020 Notes, and at any time after December 15, 2018, at 100.000% of the aggregate principal amount of the 2020 Notes. Upon the occurrence of a change of control with respect to the 2020 Notes, unless the Company has exercised its right to redeem the 2020 Notes, the Company will be required to offer to repurchase each holder's 2020 Notes at a price equal to 101% of the aggregate principal amount, plus accrued interest, if any, to the date of purchase.

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

Credit Agreement Amendment

        On July 23, 2013, the Company entered into an amendment (the "Fifth Amendment") to the 2011 Credit Agreement dated as of April 1, 2011 (as amended), among the Company, the various lenders, Morgan Stanley Senior Funding, Inc. as administrative agent, and other agents named therein. The Fifth Amendment provides for, among other things (1) increased interest margins of 1.00% from their previous existing levels; (2) a less restrictive interest expense coverage ratio and suspension of compliance requirements until March 31, 2015; (3) a less restrictive senior secured leverage ratio and suspension of compliance requirements until June 30, 2014; (4) an additional minimum liquidity covenant of $225.0 million that applies at the end of each fiscal quarter through June 30, 2014 and at any time thereafter when the senior secured leverage ratio is greater than 5.50:1.00; (5) an additional capital expenditures covenant limiting capital expenditures to $175.0 million in 2013 and $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized to increase the 2014 capital spending limit up to $220.0 million; (6) additional flexibility for the Company to issue additional unsecured debt, subject to 100% of the net proceeds of any such incurrence of debt in excess of $250 million be used to repay term loans then outstanding under the Credit Agreement; and (7) a restriction on cash dividends allowed in any fiscal quarter when the secured leverage ratio exceeds 4.50:1.00.

Quarterly Dividend

        In connection with the Fifth Amendment to the 2011 Credit Agreement and in light of current market conditions, on July 23, 2013 the Company announced that its Board of Directors determined to reduce its regular quarterly dividend to $0.01 per share from the most recent quarterly dividend of $0.125 per share.

Statements of Cash Flows

        Cash balances were $293.1 million and $116.6 million at September 30, 2013 and December 31, 2012, respectively. The increase in cash during the nine months ended September 30, 2013 of $176.5 million primarily resulted from net cash provided by financing activities of $328.0 million. This was partially offset by cash used in operating activities of $44.0 million and cash used in investing activities of $106.5 million, which included capital expenditures of $108.7 million.

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2013	2012
Cash flows provided by (used in) operating activities	$(44,026)	$333,006
Cash flows used in investing activities	(106,513)	(317,882)
Cash flows provided by (used in) financing activities	328,033	(22,085)
Cash flows provided by discontinued operations	—	9,500
Effect of foreign exchange rates on cash	(961)	(1,047)

Net increase in cash and cash equivalents	$176,533	$1,492

        The decrease of $377.0 million in cash provided by operating activities was primarily attributable to a $296.8 million decrease in net loss from continuing operations as compared with the same period in 2012, excluding the impact of the impairment charges of $1.1 billion, resulting from the decline in the average selling price of metallurgical coal.

        The decrease in cash flows used in investing activities of $211.4 million was primarily attributable to a $222.6 million decrease in capital expenditures.

        The increase in cash flows provided by financing activities of $350.1 million was primarily attributable to $897.4 million of proceeds from the issuance of the 2021 Notes and the 2019 Notes partially offset by an increase in the retirement of existing debt of $381.8 million, a reduction in net borrowings under the revolving credit agreement of $147.5 million and an increase in debt issuance costs incurred $35.8 million.

Capital Expenditures

        Capital expenditures totaled $28.5 million and $108.7 million during the three and nine months ended September 30, 2013 compared with $85.3 million and $331.3 million during the three and nine months ended September 30, 2012, respectively. We currently expect 2013 capital expenditures to total approximately $150.0 million.

EBITDA

        EBITDA from continuing operations is defined as earnings from continuing operations before interest expense, interest income, income taxes, and depreciation and depletion expense. EBITDA is defined as earnings before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring charges (benefits), asset impairment, proxy contest expenses and other miscellaneous items, gain on early extinguishment of debt, and loss on ineffective portion of derivative instruments. Consolidated EBTIDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

        EBITDA from continuing operations, EBITDA, Adjusted EBITDA, and Consolidated EBITDA are financial measures which are not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that these non-GAAP measures provide additional insights into the performance of the Company, and they reflect how management analyzes Company performance and compares that performance against other companies. In addition, we believe that EBITDA from continuing operations, EBITDA, Adjusted EBITDA, and Consolidated EBITDA are useful measures as some investors and analysts use EBITDA from continuing operations, EBITDA, Adjusted EBITDA, and Consolidated EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. We believe that EBITDA from continuing operations, EBITDA, Adjusted EBITDA, and Consolidated EBITDA present a useful measure of our ability to incur and service debt based on ongoing operations. EBITDA from continuing operations, EBITDA, Adjusted EBITDA, and Consolidated EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of loss from continuing operations to EBITDA from continuing operations, EBITDA, Adjusted EBITDA, and Consolidated EBITDA (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Loss from continuing operations	$(100,724)	$(1,061,956)	$(184,660)	$(994,584)
Interest expense	63,544	30,545	169,291	89,716
Interest income	(15)	(113)	(809)	(731)
Income tax expense (benefit)	(17,000)	(41,184)	(132,799)	(27,972)
Depreciation and depletion expense	82,986	82,560	232,496	223,512

Earnings from continuing operations before interest, income taxes, and depreciation and depletion (EBITDA from continuing operations)	28,791	(990,148)	83,519	(710,059)
Pretax income from discontinued operations	—	—	—	8,282

Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	28,791	(990,148)	83,519	(701,777)
Restructuring and asset impairment	—	1,106,715	1,699	1,106,715
Gain on extinguishment of debt	(4,293)	—	(4,293)	—
Other items, including proxy contest expenses	(3,415)	—	8,852	—
Loss on ineffective portion of derivative instruments	235	—	235	—

Adjusted EBITDA	21,318	116,567	90,012	404,938
Non-cash charges(1)	12,743	5,612	29,955	14,854
Other adjustments(1)	(4,460)	(8,684)	10,995	(6,608)

Consolidated EBITDA(1)	$29,601	$113,495	$130,962	$413,184

(1)
Calculated in accordance with the amended 2011 Credit Agreement.

Analysis of Material Covenants

        We believe we were in compliance with all covenants under the amended 2011 Credit Agreement and the indentures governing our notes as of September 30, 2013. A breach of the covenants in the amended 2011 Credit Agreement or the indentures governing our notes; including the financial covenants under the amended 2011 Credit Agreement that measure ratios based on Consolidated EBITDA, as defined under the 2011 Credit Agreement, minimum liquidity covenants, limits to capital spending, or other restricted cash outflows; could result in a default under the amended 2011 Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable upon such default. Any acceleration under either the amended 2011 Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the amended 2011 Credit Agreement and the indentures governing our notes, our ability to engage in activities such as incurring additional indebtedness and paying dividends is also tied to ratios based on Consolidated EBITDA.

        Actual covenant levels and required levels set forth in our amended 2011 Credit Agreement are:

	Actual Covenant Levels for the Period Ended September 30, 2013	Required Covenant Levels
Minimum Liquidity Requirement(1)	$614.0	$225.0 million
Capital Expenditures Covenant(2)	$108.7	$175.0 million
Minimum Consolidated EBITDA Interest Coverage Ratio	N/A	N/A	(3)
Maximum total senior secured debt less unrestricted cash to Consolidated EBITDA Ratio	N/A	N/A	(4)

(1)
The Fifth Amendment to the 2011 Credit Agreement contains a minimum liquidity covenant of $225.0 million that applies at the end of each fiscal quarter through June 30, 2014 and at any time thereafter when the senior secured leverage ratio is greater than 5.50:1.00.

(2)
The Fifth Amendment to the 2011 Credit Agreement contains a capital expenditure covenant limiting capital expenditures to $175.0 million in 2013 and $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized in the succeeding fiscal year increasing the 2014 capital spending limit up to $220.0 million.

(3)
The Fifth Amendment to the 2011 Credit Agreement suspended the interest coverage ratio covenant until March 31, 2015. The required minimum interest coverage ratio covenant shall be the following for each period of four consecutive fiscal quarters then ending: March 31, 2015—1.25x; June 30, 2015—1.5x; September 30, 2015—2.0x; December 31, 2015—2.0x; and March 31, 2016 and each fiscal quarter ending thereafter—2.5x.

(4)
The Fifth Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant until June 30, 2014. The required maximum senior secured leverage ratio covenant shall be the following for each period of four consecutive fiscal quarters then ending: June 30, 2014—8.0x; September 30, 2014—7.5x; December 31, 2014—6.5x; March 31, 2015—5.5x; June 30, 2015—5.0x; September 30, 2015—4.5x; December 31, 2015 and each fiscal quarter ending thereafter—3.75x.

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

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan A, term loan B and Revolver loans. As of September 30, 2013, the interest rates for the term loan A, term loan B and revolver loans are tied to LIBOR or CDOR, plus a credit spread ranging from 450 to 550 basis points for the revolver and term loan A and 575 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of September 30, 2013, our borrowings due under the 2011 Credit Agreement totaled $1.4 billion. As of September 30, 2013 a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $929 thousand while a 100 basis point decrease in interest rates would decrease our quarterly interest expense by approximately $57 thousand due to the LIBOR floor.

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

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended September 30, 2013 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1, 2013 - July 31, 2013	—	$—
August 1, 2013 - August 31, 2013	70	$10.44
September 1, 2013 - September 30, 2013	—	$—

70

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

Item 6.    Exhibits

Exhibit Number
4.1		Indenture, dated as of September 27, 2013, by and among Walter Energy, Inc., the subsidiary guarantors named therein and Union Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

4.2		Form of 9.500% senior secured note due 2019 (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

10.1		First-Lien Notes Collateral Agreement, dated as of September 27, 2013, among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc. and Union Bank, N.A., as collateral agent (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

10.2		First-Lien Intercreditor Agreement, dated as of September 27, 2013, among Walter Energy, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, Union Bank, N.A., as Initial Additional Collateral Agent and Initial Additional Authorized Representative for the Initial Additional First-Lien Secured Parties, and each additional Collateral Agent and Authorized Representative from time to time party thereto (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

10.3		Grant of Security Interests in United States Trademarks, dated September 27, 2013 (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

10.4		Fifth Amendment to Credit Agreement, dated as of July 23, 2013, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-13711) filed on July 23, 2013)

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

95	*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

Exhibit Number
101	*	XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2013
/s/ WILLIAM G. HARVEY Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2013