Form 10-Q
period 2014-03-31
Walter Energy, Inc.
filed 2014-05-06
CIK 837173

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

        Number of shares of common stock outstanding as of April 30, 2014: 65,824,791

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$404,715	$260,818
Receivables, net	254,874	281,763
Inventories	311,167	312,647
Deferred income taxes	33,864	37,067
Prepaid expenses	29,261	39,022
Other current assets	14,209	18,031

Total current assets	1,048,090	949,348
Mineral interests, net	2,887,136	2,905,002
Property, plant and equipment, net	1,615,419	1,637,552
Other long-term assets	98,020	98,958

	$5,648,665	$5,590,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$15,379	$9,210
Accounts payable	72,213	92,712
Accrued expenses	165,633	133,870
Accumulated other postretirement benefits obligation	30,462	30,036
Other current liabilities	225,851	214,073

Total current liabilities	509,538	479,901
Long-term debt	2,918,066	2,769,622
Accumulated other postretirement benefits obligation	573,324	570,712
Deferred income taxes	790,263	822,867
Other long-term liabilities	187,865	195,064

Total liabilities	4,979,056	4,838,166

Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares; issued—62,623,268 and 62,577,924 shares, respectively	626	626
Capital in excess of par value	1,614,987	1,613,256
Accumulated deficit	(791,108)	(698,930)
Accumulated other comprehensive loss	(154,896)	(162,258)

Total stockholders' equity	669,609	752,694

	$5,648,665	$5,590,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,
	2014	2013
Revenues:
Sales	$405,229	$489,609
Miscellaneous income	8,656	1,734

	413,885	491,343

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	349,875	420,934
Depreciation and depletion	76,424	81,190
Selling, general and administrative	20,779	30,674
Postretirement benefits	13,869	14,725
Restructuring charges	—	7,440

	460,947	554,963

Operating loss	(47,062)	(63,620)
Interest expense	(79,396)	(52,618)
Interest income	75	650
Other income (loss)	(1,756)	105

Loss before income tax benefit	(128,139)	(115,483)
Income tax benefit	(35,961)	(66,039)

Net loss	$(92,178)	$(49,444)

Net loss per share:
Basic	$(1.47)	$(0.79)

Diluted	$(1.47)	$(0.79)

Dividends per share	$0.01	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31,
	2014	2013
Net loss	$(92,178)	$(49,444)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans (net of tax: $2,168 and $2,882, respectively)	3,519	4,659
Change in unrealized gain on hedges (net of tax: $1,034 and $343, respectively)	1,679	722
Change in foreign currency translation adjustment	2,164	(15,625)
Change in unrealized gain on investments	—	44

Total other comprehensive income (loss)	7,362	(10,200)

Total comprehensive loss	$(84,816)	$(59,644)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$752,694	$626	$1,613,256	$(698,930)	$(162,258)
Net loss	(92,178)	—	—	(92,178)	—
Other comprehensive income, net of tax	7,362	—	—	—	7,362
Dividends paid, $0.01 per share	(626)	—	(626)	—	—
Stock based compensation	2,523	—	2,523	—	—
Other	(166)	—	(166)	—	—

Balance at March 31, 2014	$669,609	$626	$1,614,987	$(791,108)	$(154,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(92,178)	$(49,444)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and depletion	76,424	81,190
Deferred income tax benefit	(33,369)	(61,941)
Amortization of debt issuance costs	18,491	9,982
Other	6,847	14,922
Decrease (increase) in current assets:
Receivables	26,827	(58,494)
Inventories	3,943	5,428
Prepaid expenses and other current assets	9,735	6,502
Increase (decrease) in current liabilities:
Accounts payable	(25,253)	22,534
Accrued interest	27,034	14,054
Accrued expenses and other current liabilities	16,889	(4,131)

Cash flows provided by (used in) operating activities	35,390	(19,398)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,281)	(34,027)
Other	(151)	1,021

Cash flows used in investing activities	(12,432)	(33,006)

FINANCING ACTIVITIES
Proceeds from issuance of debt	553,000	450,000
Borrowings under revolving credit agreement	137,921	320,778
Repayments on revolving credit agreement	(137,921)	(320,778)
Retirements of debt	(409,924)	(254,687)
Dividends paid	(626)	(7,816)
Debt issuance costs	(20,343)	(15,163)
Other	(166)	(328)

Cash flows provided by financing activities	121,941	172,006

Effect of foreign exchange rates on cash	(1,002)	(412)

Net increase in cash and cash equivalents	143,897	119,190
Cash and cash equivalents at beginning of period	260,818	116,601

Cash and cash equivalents at end of period	$404,715	$235,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

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

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements for the year ended December 31, 2013 included in the Company's 2013 Annual Report filed on Form 10-K.

Note 2—Restructuring and Asset Impairment

        In response to the depressed price environment for metallurgical coal, in the first quarter of 2013 the Company decided to curtail production at the Willow Creek mine in the Canadian and U.K. Operations segment. In connection with this curtailment, the Company recognized a restructuring charge of approximately $7.4 million, consisting of severance charges of approximately $4.4 million and contract termination costs of $3.0 million. These charges are presented as restructuring charges in the Condensed Consolidated Statements of Operations.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Coal	$247,172	$238,820
Raw materials and supplies	63,995	73,827

Total inventories	$311,167	$312,647

Note 4—Income Taxes

        The Company estimates its annual effective tax rate based on projected financial income for the full year at the end of each interim reporting period unless projected financial income for the full year is close to break even, in which case the annual effective tax rate could distort the income tax provision for an interim period. When this happens, the Company calculates the interim income tax provision

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 4—Income Taxes (Continued)

using actual year to date financial results for certain jurisdictions. This method results in an income tax provision based solely on the year to date financial taxable income or loss for those jurisdictions. In both cases, the tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.

        For the three months ended March 31, 2014, the income tax benefit was determined based on the annual effective tax rate method. The Company recognized an income tax benefit of $36.0 million for the three months ended March 31, 2014 compared to an income tax benefit of $66.0 million for the three months ended March 31, 2013. The decrease in the income tax benefit year over year was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. The Company's effective tax rate for the three months ended March 31, 2014 and 2013 reflects the benefits of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.

        The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss, it concluded that a full valuation allowance should continue to be recorded against its U.S net deferred tax assets at March 31, 2014. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 5—Debt

        Debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013	Weighted Average Stated Interest Rate At March 31, 2014	Final Maturity
2011 term loan A	$—	$406,566	N/A	N/A
2011 term loan B	978,178	978,178	7.05%	2018
Revolving credit facility(1)	—	—	N/A	2016/2017
9.875% senior notes	500,000	500,000	9.88%	2020
8.50% senior notes	450,000	450,000	8.50%	2021
9.50% senior secured notes	450,000	450,000	9.50%	2019
9.50% add-on senior secured notes	200,000	—	9.50%	2019
11.0% / 12.0% senior secured PIK toggle notes	350,000	—	11.00%	2020
Other(2)	30,064	14,876	Various	Various
Debt discount, net	(24,797)	(20,788)	N/A	N/A

Total debt	2,933,445	2,778,832
Less: current debt(2)	(15,379)	(9,210)

Total long-term debt	$2,918,066	$2,769,622

(1)
As of March 31, 2014, the revolving credit facility interest rate was tied to LIBOR or CDOR, plus a credit spread of 550 basis points.

(2)
This balance includes capital lease obligations and an equipment financing agreement.

        The Company's minimum debt repayment schedule, excluding interest, as of March 31, 2014 is as follows (in thousands):

	Payments Due
	2014	2015	2016	2017	2018	Thereafter
2011 term loan B	$—	$—	$—	$—	$978,178	$—
9.875% senior notes	—	—	—	—	—	500,000
8.50% senior notes	—	—	—	—	—	450,000
9.50% senior secured notes	—	—	—	—	—	450,000
9.50% add-on senior secured notes	—	—	—	—	—	200,000
11.0% / 12.0% senior secured PIK toggle notes	—	—	—	—	—	350,000
Other debt	11,703	12,599	5,762	—	—	—

	$11,703	$12,599	$5,762	$—	$978,178	$1,950,000

Credit Agreement Amendment

        On March 18, 2014, the Company entered into an amendment (the "Sixth Amendment") to the 2011 Credit Agreement (as amended, the "Credit Agreement") which, among other things, (i) permits

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 5—Debt (Continued)

the Company to repay the term loan A under its Credit Agreement without making a pro-rata repayment to the term loan B, (ii) extends the maturity of 81.6% of its revolving commitments (the "2017 Revolver") to October 2017, with such extending lenders having their revolving commitments reduced by 20%, (iii) provides for amendments to certain incurrence covenants to provide additional flexibility, (iv) eliminates the liquidity and fixed charge coverage maintenance covenants, (v) modifies the secured leverage ratio covenant, including to make it apply only to the commitments of the extending revolving lenders and (vi) provides for a 0.50% increase in the interest rate payable on the term loan B under the Credit Agreement. The Sixth Amendment also suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the Revolver exceeds 30%, or $94.1 million, of the total revolving commitment of $313.8 million, and became effective upon consummation of the offerings of the Add-on 2019 Notes (as defined below) and the Second Lien Notes (as defined below), the repayment in full of the term loan A and other customary conditions.

        The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the Revolving Credit Facility due 2016 (the "2016 Revolver") is 0.50% and on the 2017 Revolver is 0.625%. As of March 31, 2014, there were no borrowings outstanding under the Revolver, with $61.1 million available under the Company's $69.0 million 2016 Revolver, net of outstanding letters of credit of $7.9 million, and $209.8 million available under the Company's $244.8 million 2017 Revolver, net of outstanding letters of credit of $35.0 million, for a total availability of $270.9 million. All borrowings under the Revolver must be pro rata between the 2016 Revolver and 2017 Revolver.

9.50% Add-on Senior Secured Notes due 2019

        On March 27, 2014, the Company issued $200.0 million aggregate principal amount of 9.50% Senior Secured Notes due October 15, 2019 (the "Add-on 2019 Notes"). These notes are an addition to the $450.0 million aggregate principal amount of the Company's 9.50% Senior Secured Notes due 2019 (collectively the "First Lien Notes") which were issued on September 27, 2013 for a total principal amount of $650.0 million. The Add-on 2019 Notes are unconditionally guaranteed, jointly and severally, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantee any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The Add-on 2019 Notes and related guarantees are secured on a first priority basis by substantially all of the property and assets of the Company and the guarantors. Interest on the Add-on 2019 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2014.

11.0%/12.0% Senior Secured Second Lien PIK Toggle Notes due 2020

        On March 27, 2014, the Company also issued $350.0 million aggregate principal amount of 11.0%/12.0% Senior Secured Second Lien Payment-in-Kind ("PIK") Toggle Notes due April 1, 2020 (the "Second Lien Notes"). These notes are unconditionally guaranteed, jointly and severally, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantee any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The Second Lien Notes and the guarantees are secured on a second priority basis, equally and ratably with all future second lien obligations, on substantially all of the Company's and the guarantors property and

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 5—Debt (Continued)

assets, which also secure the Company's 2011 Credit Agreement and First Lien Notes on a first priority basis. Interest on these notes is payable on April 1 and October 1 of each year, commencing on October 1, 2014.

        The Company may elect to pay interest on the Second Lien Notes (1) entirely in cash, at a rate of 11.0% per annum, or (2) with a combination of (i) 50% cash and 50% by increasing the principal amount of the outstanding Second Lien Notes or issuing additional Second Lien Notes ("PIK Interest") or (ii) 75% cash and 25% PIK Interest. Interest on PIK Interest accrues on the Second Lien Notes at a rate of 12.0% per annum. The Company will pay the first and last interest payments entirely in cash.

        At any time prior to April 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the Second Lien Notes with the net cash proceeds of certain equity offerings, at a redemption price of 111.0% of the aggregate principal amount. The Company may redeem the Second Lien Notes, in whole or in part, prior to April 1, 2017 at a redemption price equal to 100% of the aggregate principal amount of the Second Lien Notes plus a "make-whole" premium of 1.625% and accrued and unpaid interest. The Company may redeem the Second Lien Notes, in whole or in part at redemption prices equal to 105.5% for the year commencing April 1, 2017, 102.75% for the year commencing April 1, 2018 and 100% beginning on April 1, 2019. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the Second Lien Notes, the Company will be required to offer to repurchase each holder's Second Lien Notes at a price equal to 101% of the aggregate principal amount.

Use of Proceeds

        The Company utilized the net proceeds of the Add-on 2019 Notes and Second Lien Notes to repay in full its term loan A debt, increase its liquidity and pay related fees and expenses. As the term loan A debt was extinguished, the unamortized debt issuance costs of $6.7 million and the unamortized debt discount of $7.2 million were expensed and are included in interest expense in the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 6—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1,701	$1,766	$1,944	$2,486
Interest cost	3,348	3,070	7,726	7,198
Expected return on plan assets	(4,553)	(4,235)	—	—
Amortization of prior service cost	61	66	307	307
Amortization of net actuarial loss	642	2,434	3,892	4,734
Settlement loss	784	—	—	—

Net periodic benefit cost	$1,983	$3,101	$13,869	$14,725

Note 7—Net Loss Per Share

        A reconciliation of the basic and diluted net loss per share computations for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except per share data):

	For the three months ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(92,178)	$(92,178)	$(49,444)	$(49,444)
Denominator:
Average number of common shares outstanding(1)	62,601	62,601	62,599	62,599

Net loss per share	$(1.47)	$(1.47)	$(0.79)	$(0.79)

(1)
In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and restricted stock units outstanding for the three months ended March 31, 2014 and 2013 totaling 1,012,919 and 357,333, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 7—Net Loss Per Share (Continued)

        The table below sets forth stock options exercised and restricted stock units vested for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Stock options exercised	9,641	24,831
Restricted stock units vested	35,703	16,873

Total	45,344	41,704

Note 8—Commitments and Contingencies

Income Tax Litigation

        On December 27, 1989, the Company and most of its U.S. subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Despite the confirmation and effectiveness of the Consensual Plan, the Bankruptcy Court continues to have jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan, including claims related to federal income taxes.

        In connection with the U.S. Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011, January 2013, May 2013 and December 2013. At the request of the IRS, in December 2013 the Bankruptcy Court granted an additional extension of time to submit the final order.

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

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire Adversary Proceeding.

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. As of March 31, 2014, a final resolution has not been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

        In 2012, the IRS completed its audit of the Company's federal income tax returns for the years 2006 through 2008 and proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and the Company responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in the prior Proof of Claim and included a proposed adjustment to a worthless stock deduction reported in the Company's 2008 federal income tax return. Also in 2012, the Company received notification from the IRS that the audit of the 2006 through 2008 tax years had been reopened for further review. The IRS issued a revised IRS Appeals Transmittal Letter in April 2013 conceding the proposed adjustment to the worthless stock deduction. As of March 31, 2014, a final resolution has not been reached with the Appeals Division pertaining to the remaining disputed matters. The remaining disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

        The IRS is conducting an audit of the Company's income tax returns filed for 2009 through 2012. Since the examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. During 2014, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.

        It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates a final order will be issued by the Bankruptcy Court in 2014 settling the issues in the Proof of Claim. A final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently in Appeals Division (2000-2008). As of March 31, 2014, the Company had $35.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.

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

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

        In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), allowing other Potentially Responsible Parties (PRP's) to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry (ATSDR) released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRP's notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels (RML's) and offered the PRP's an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work.

        A RCRA Section 3008(h) Administrative Order on Consent ("the 2012 Order") with the effective date of September 24, 2012 was signed by Walter Coke and the EPA. The 2012 Order declared that all

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

of the approved investigation tasks of the RFI Work Plans required by the 1989 Order had been completed by Walter Coke and that the 1989 Order was terminated and is no longer in effect. The objectives of the 2012 Order are to perform Corrective Measure Studies, implement remedies if necessary, and implement and maintain institutional controls if required at the Walter Coke facility.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At March 31, 2014, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. As of March 31, 2014, the amount of this accrual was not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.

        In 2011, the Company and Walter Coke were named in a suit filed by Louise Moore (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-01391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the defendants and/or their predecessors. Subsequently, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Thereafter, Walter Coke filed a Motion to Dismiss the amended complaint. On September 28, 2012, the Court issued a memorandum opinion and order granting in part and denying in part the motion. In partially granting Walter Coke's motion, the Court held that the plaintiff's claim for injunctive relief was not valid and that class action-related claims must be dismissed (with leave to re-plead) due to an improperly defined class. In partially ruling for the plaintiff, the Court held that at the pleading stage the plaintiff's claims could not be dismissed on rule of repose grounds or due to insufficient pleading. The plaintiff filed an amended complaint on October 29, 2012. On November 19, 2012, Walter Coke filed an answer and motion for partial dismissal of plaintiff's second amended complaint. The Court held a hearing on Walter Coke's motion for partial dismissal of the second amended complaint on January 10, 2013. On September 30, 2013, the Court issued a memorandum opinion and order denying the motion. On November 1, 2013, a joint motion to stay the proceeding was filed with the Court, which the Court granted on November 21, 2013. As a result of the Court's action, the case is currently stayed. The Company believes that there is no merit to the claims alleged in this action and intends to vigorously defend this matter.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

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

        These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claimed violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead Plaintiffs filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter Energy, in addition to the previously named defendants. Defendants filed a Motion to Dismiss the amended complaint on October 4, 2012. On January 29, 2013, the court denied that motion without prejudice. Defendants answered the complaint on February 15, 2013 and on March 5, 2013. The parties are now in the process of discovery. On March 18, 2014, the Court stayed this litigation pending a decision by the United States Supreme Court in Halliburton Co., et al. v. Erica P. John Fund,  Inc.

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

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

        On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (Makohin v. Clark, et al.). On September 27, 2012, a second shareholder derivative lawsuit was filed in the same court (Sinerius v. Beatty, et al.). Both complaints name as defendants the Company's then current Board of Directors and Keith Calder. The Company is named as a nominal defendant in each complaint. These complaints, like the state court derivative claims, allege similar facts to those alleged in the Rush complaint. The Makohin complaint asserts state law claims for breaches of fiduciary duties and unjust enrichment, while the Sinerius complaint asserts these same claims as well as claims for abuse of control and gross mismanagement. Both actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct and restitution from defendants of all profits, benefits and other compensation that they wrongfully obtained. Like the state court derivative action, both of these cases have been stayed pending resolution of summary judgment motions in the putative securities class action. The federal derivative plaintiffs will also have certain rights to participate in discovery taken in the federal securities action.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 9—Derivative Financial Instruments

Interest Rate Swaps

        On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million. The objective of the hedge was to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under an equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt was subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge was a 62 month amortizing interest rate swap based on a 1.84% fixed rate with monthly fixed rate and floating rate payment dates beginning on February 1, 2009. The hedge was settled during the first quarter of 2014.

        On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate swap based on a 1.17% fixed rate with quarterly fixed rate and floating rate payment dates beginning on July 18, 2011. The hedge will be settled upon maturity in June 2014 and is being accounted for as a cash flow hedge. Upon the prepayment of term loan A, the interest rate swap became fully ineffective, and the Company reclassified $1.7 million from accumulated comprehensive income into other income (loss) in the Condensed Consolidated Statements of Operations. Future changes in the fair value of the interest rate swap will be recognized directly in earnings included in other income (loss).

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with quarterly fixed rate and floating rate payment dates beginning on July 7, 2011. The hedge will be settled upon maturity in June 2014 and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

        The following table presents the fair values of the Company's derivative instruments as well as their classification within the Condensed Consolidated Balance Sheets (in thousands). See Note 11 for additional information related to the fair values of the Company's derivative instruments.

	March 31, 2014	December 31, 2013
Asset derivatives designated as cash flow hedging instruments:
Interest rate cap(1)	$—	$1
Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$2,066	$3,080

(1)
$1 thousand was included in other current assets within the Condensed Consolidated Balance Sheets as of December 31, 2013.

(2)
$2.1 million and $3.1 million were included within other current liabilities within the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively.

        The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2014 and 2013 and their location within the condensed consolidated financial statements (in thousands).

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)		Loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings (ineffective portion)(2)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Derivatives designated as cash flow hedging instruments	2014	2013	2014	2013	2014	2013
Interest rate swaps	$1,303	$1,340	$(677)	$(616)	$1,053	$—
Interest rate cap	—	(2)	—	—	—	—

Total	$1,303	$1,338	$(677)	$(616)	$1,053	$—

(1)
The effective portion of the interest rate swap amounts are reported within interest expense in the Condensed Consolidated Statements of Operations.

(2)
The ineffective portion of the interest rate swap is reported within other income (loss) in the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

        The following table presents the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014, net of tax (in thousands).

	Pension and other postretirement plans	Unrealized gain/(loss) on hedges	Foreign currency translation adjustment		Total
Beginning balance as of December 31, 2013	$(165,150)	$(1,679)	$4,571		$(162,258)
Other comprehensive income (loss) before reclassifications	—	1,303	2,164		3,467
Amounts reclassified from accumulated other comprehensive income (loss)	3,519	376	—	(1)	3,895

Net current-period other comprehensive income (loss)	3,519	1,679	2,164		7,362

Ending balance as of March 31, 2014	$(161,631)	$—	$6,735		$(154,896)

(1)
Foreign currency translation adjustments are reclassified from accumulated other comprehensive income (loss) upon sale or substantially complete liquidation of an investment in a foreign entity.

        The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains and losses on cash flow hedges:
Interest rate swaps	$(1,095)	Interest expense
Interest rate swaps (ineffective portion)	1,701	Other loss

	606	Total before tax
	(230)	Income tax benefit

	$376	Net of tax

Amortization of pension and postretirement benefit plans:
Prior service cost	$368	(a)
Net actuarial loss	4,534	(a)
Settlement loss	784	(a)

	5,686	Total before tax
	(2,167)	Income tax benefit

	$3,519	Net of tax

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

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

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

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	March 31, 2014
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$—	$2,066	$—	$2,066

	December 31, 2013
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$1	$—	$1
Liabilities:
Interest rate swaps	$—	$3,080	$—	$3,080

        The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 financial assets and liabilities.

        The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

        Cash and cash equivalents, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

        Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the Revolver at March 31, 2014 or December 31, 2013. The estimated fair value of the Company's debt is based on observable market data (Level 2). The carrying amounts and fair values of the Company's long-term debt (excluding capital obligations, equipment financing agreements and a discount on the Revolver of $8,010 as of March 31, 2014) are presented below (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 term loan A(1)	$—	$—	$401,052	$403,517
2011 term loan B(2)	$963,908	$943,942	$968,581	$959,838
9.875% senior notes(3)	$496,910	$322,500	$496,831	$431,250
8.50% senior notes	$450,000	$279,000	$450,000	$374,625
9.50% senior secured notes(4)	$447,573	$457,875	$447,492	$474,750
9.50% add-on senior secured notes(5)	$203,000	$203,500	$—	$—
11.0%/12.0% senior secured PIK toggle notes	$350,000	$315,000	$—	$—

(1)
Net of debt discount of $5,514 as of December 31, 2013.

(2)
Net of debt discount of $14,270 and $9,597 as of March 31, 2014 and December 31, 2013, respectively.

(3)
Net of debt discount of $3,090 and $3,169 as of March 31, 2014 and December 31, 2013, respectively.

(4)
Net of debt discount of $2,427 and $2,508 as of March 31, 2014 and December 31, 2013, respectively.

(5)
Includes a premium of $3,000 as of March 31, 2014.

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

        The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2013. The Company evaluates performance primarily based on operating income of the respective business segments.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 12—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended March 31,
	2014	2013
Revenues:
U.S. Operations	$330,664	$339,225
Canadian and U.K. Operations	81,577	151,444
Other	1,644	674

Total revenues	$413,885	$491,343

Segment operating income (loss):
U.S. Operations	$5,870	$(6,957)
Canadian and U.K. Operations	(52,618)	(48,766)
Other	(314)	(7,897)

Total operating loss	(47,062)	(63,620)
Less interest expense, net	(79,321)	(51,968)
Other income (loss)	(1,756)	105

Loss before income tax benefit	(128,139)	(115,483)
Income tax benefit	(35,961)	(66,039)

Net loss	$(92,178)	$(49,444)

Depreciation and depletion:
U.S. Operations	$39,066	$47,473
Canadian and U.K. Operations	36,710	33,232
Other	648	485

Total	$76,424	$81,190

Capital expenditures:
U.S. Operations	$10,251	$27,401
Canadian and U.K. Operations	609	6,314
Other	1,421	312

Total	$12,281	$34,027

Segment assets:
U.S. Operations	$1,256,363	$1,265,255
Canadian and U.K. Operations	3,659,940	3,687,925
Other	732,362	637,680

Total	$5,648,665	$5,590,860

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information

        In accordance with the indentures governing the 9.875% senior notes due December 2020 and the 8.50% senior notes due April 2021 (collectively the "Senior Notes"), as of March 31, 2014 certain wholly-owned U.S. domestic restricted subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
MARCH 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$379,521	$48	$25,146	$—	$404,715
Receivables, net	113,539	102,792	38,543	—	254,874
Intercompany receivables	—	188,183	31,526	(219,709)	—
Intercompany loans receivable	13,870	1,111,632	—	(1,125,502)	—
Inventories	—	137,803	173,364	—	311,167
Deferred income taxes	42,519	—	760	(9,415)	33,864
Prepaid expenses	1,924	25,073	2,264	—	29,261
Other current assets	11,451	459	2,299	—	14,209

Total current assets	562,824	1,565,990	273,902	(1,354,626)	1,048,090
Mineral interests, net	—	7,073	2,880,063	—	2,887,136
Property, plant and equipment, net	8,127	766,133	841,159	—	1,615,419
Deferred income taxes	3,046	17,816	—	(20,862)	—
Investment in subsidiaries	4,540,783	83,770	—	(4,624,553)	—
Other long-term assets	72,432	16,410	9,178	—	98,020

	$5,187,212	$2,457,192	$4,004,302	$(6,000,041)	$5,648,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$7,844	$7,535	$—	$15,379
Accounts payable	7,505	40,388	24,320	—	72,213
Accrued expenses	64,566	65,103	35,964	—	165,633
Intercompany payables	219,709	—	—	(219,709)	—
Intercompany loans payable	1,111,632	—	13,870	(1,125,502)	—
Accumulated other postretirement benefits obligation	520	29,942	—	—	30,462
Other current liabilities	176,892	34,265	24,109	(9,415)	225,851

Total current liabilities	1,580,824	177,542	105,798	(1,354,626)	509,538
Long-term debt	2,903,382	11,137	3,547	—	2,918,066
Accumulated other postretirement benefits obligation	(138)	573,462	—	—	573,324
Deferred income taxes	—	—	811,125	(20,862)	790,263
Other long-term liabilities	33,535	74,282	80,048	—	187,865

Total liabilities	4,517,603	836,423	1,000,518	(1,375,488)	4,979,056
Stockholders' equity	669,609	1,620,769	3,003,784	(4,624,553)	669,609

Total liabilities and stockholders' equity	$5,187,212	$2,457,192	$4,004,302	$(6,000,041)	$5,648,665

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

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

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$306,042	$99,187	$—	$405,229
Miscellaneous income	655	1,872	6,129	—	8,656

	655	307,914	105,316	—	413,885

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	235,366	114,509	—	349,875
Depreciation and depletion	648	35,208	40,568	—	76,424
Selling, general and administrative	1,153	12,936	6,690	—	20,779
Postretirement benefits	(44)	13,913	—	—	13,869

	1,757	297,423	161,767	—	460,947

Operating income (loss)	(1,102)	10,491	(56,451)	—	(47,062)
Interest expense	(86,307)	—	(343)	7,254	(79,396)
Interest income	14	7,254	61	(7,254)	75
Other loss	(1,700)	—	(56)	—	(1,756)

Income (loss) before income tax expense (benefit)	(89,095)	17,745	(56,789)	—	(128,139)
Income tax expense (benefit)	(18,561)	3,394	(20,794)	—	(35,961)

Equity in net losses of subsidiaries	(21,644)			21,644	—

Net income (loss)	$(92,178)	$14,351	$(35,995)	$21,644	$(92,178)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$314,812	$174,797	$—	$489,609
Miscellaneous income (loss)	553	2,190	(1,009)	—	1,734

	553	317,002	173,788	—	491,343

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	247,677	173,257	—	420,934
Depreciation and depletion	485	40,410	40,295	—	81,190
Selling, general and administrative	6,211	13,333	11,130	—	30,674
Postretirement benefits	(55)	14,780	—	—	14,725
Restructuring charges	—	116	7,324	—	7,440

	6,641	316,316	232,006	—	554,963

Operating income (loss)	(6,088)	686	(58,218)	—	(63,620)
Interest expense	(59,167)	—	(3,052)	9,601	(52,618)
Interest income	1,670	6,980	1,601	(9,601)	650
Other income	—	—	105	—	105

Income (loss) before income tax benefit	(63,585)	7,666	(59,564)	—	(115,483)
Income tax benefit	(26,667)	(3,396)	(35,976)	—	(66,039)

Equity in net losses of subsidiaries	(12,526)	—	—	12,526	—

Net income (loss)	$(49,444)	$11,062	$(23,588)	$12,526	$(49,444)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(92,178)	$14,351	$(35,995)	$21,644	$(92,178)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	3,519	3,804	—	(3,804)	3,519
Change in unrealized gain on hedges, net of tax	1,679	3	—	(3)	1,679
Change in foreign currency translation adjustment	2,164	—	2,164	(2,164)	2,164

Total other comprehensive income	7,362	3,807	2,164	(5,971)	7,362

Total comprehensive income (loss)	$(84,816)	$18,158	$(33,831)	$15,673	$(84,816)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(49,444)	$11,062	$(23,588)	$12,526	$(49,444)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	4,659	—	—	—	4,659
Change in unrealized gain on hedges, net of tax	722	21	—	(21)	722
Change in foreign currency translation adjustment	(15,625)	—	(15,625)	15,625	(15,625)
Change in unrealized gain on investments	44	—	44	(44)	44

Total other comprehensive income (loss)	(10,200)	21	(15,581)	15,560	(10,200)

Total comprehensive income (loss)	$(59,644)	$11,083	$(39,169)	$28,086	$(59,644)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(100,236)	$145,618	$(9,992)	$—	$35,390

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,421)	(9,117)	(1,743)	—	(12,281)
Intercompany loans made	(2,500)	—	—	2,500	—
Other	—	—	(151)	—	(151)

Cash flows used in investing activities	(3,921)	(9,117)	(1,894)	2,500	(12,432)

FINANCING ACTIVITIES
Proceeds from issuance of debt	553,000	—	—	—	553,000
Borrowings under revolving credit agreement	—	—	137,921	—	137,921
Repayments on revolving credit agreement	—	—	(137,921)	—	(137,921)
Retirements of debt	(406,566)	(1,424)	(1,934)	—	(409,924)
Dividends paid	(626)	—	—	—	(626)
Debt issuance costs	(20,343)	—	—	—	(20,343)
Advances from (to) consolidated entities	124,182	(135,083)	10,901	—	—
Intercompany borrowings	—	—	2,500	(2,500)	—
Other	(119)	(47)	—	—	(166)

Cash flows provided by (used in) financing activities	249,528	(136,554)	11,467	(2,500)	121,941

Effect of foreign exchange rates on cash	—	—	(1,002)	—	(1,002)

Net increase (decrease) in cash and cash equivalents	145,371	(53)	(1,421)	—	143,897
Cash and cash equivalents at beginning of period	234,150	101	26,567	—	260,818

Cash and cash equivalents at end of period	$379,521	$48	$25,146	$—	$404,715

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(34,482)	$69,690	$(54,606)	$—	$(19,398)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(314)	(24,545)	(9,168)	—	(34,027)
Intercompany notes issued	(45,591)	—	—	45,591	—
Intercompany notes proceeds	22,000	—	—	(22,000)	—
Investments in subsidiaries	(50,103)	—	—	50,103	—
Other	—	—	1,021	—	1,021

Cash flows used in investing activities	(74,008)	(24,545)	(8,147)	73,694	(33,006)

FINANCING ACTIVITIES
Proceeds from issuance of debt	450,000	—	—	—	450,000
Borrowings under revolving credit agreement	—	—	320,778	—	320,778
Repayments on revolving credit agreement	—	—	(320,778)	—	(320,778)
Retirements of debt	(250,000)	(2,588)	(2,099)	—	(254,687)
Dividends paid	(7,816)	—	—	—	(7,816)
Debt issuance costs	(15,163)	—	—	—	(15,163)
Advances from (to) consolidated entities	47,974	(42,285)	(5,689)	—	—
Intercompany notes borrowings	—	—	45,591	(45,591)	—
Intercompany notes payments	—	—	(22,000)	22,000	—
Investment from Parent	—	—	50,103	(50,103)	—
Other	(153)	(175)	—	—	(328)

Cash flows provided by (used in) financing activities	224,842	(45,048)	65,906	(73,694)	172,006

Effect of foreign exchange rates on cash	—	—	(412)	—	(412)

Net increase in cash and cash equivalents	116,352	97	2,741	—	119,190
Cash and cash equivalents at beginning of period	83,833	61	32,707	—	116,601

Cash and cash equivalents at end of period	$200,185	$158	$35,448	$—	$235,791

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

Note 14—Subsequent Events

        On April 15, 2014, the Company announced the idling of its Canadian operations, which included the Wolverine, Brule and Willow Creek mines in British Columbia, beginning in April 2014. The Company expects to incur severance charges of approximately $7.0 million in the second quarter of 2014 in connection with the idling of these mines.

        On April 23, 2014, the Company agreed to issue an aggregate of 3,150,000 shares of its common stock, par value $0.01 per share, in exchange for $35.0 million aggregate principal of its 9.875% Senior Notes due 2020 held by a noteholder. The Company did not receive or pay any cash proceeds as a result of the exchange. Upon execution of the transaction, notes will be retired and cancelled. The Company expects to recognize a gain of approximately $12.0 million on the transaction.

        On May 2, 2014, the Company reached an agreement in principle with the Alabama State Port Authority to sell both the Blue Creek Terminal located in the Port of Mobile and an additional parcel of more than 60 acres of land for a total consideration of $25.0 million. Additionally, the parties have agreed in principle to amend and extend the existing coal handling agreement and make certain improvements to the coal handling facility at the port. The Company anticipates recording a net loss of approximately $20.0 million in connection with the sale.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.

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

  •
  Costs associated with our pension and benefits, including post- retirement benefits;

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

  •
  Potential cyber-attacks or other security breaches; and

  •
  Other factors, including the other factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report filed on Form 10-K for the year ended December 31, 2013 and as updated by any subsequent Form 10-Qs or other documents that we file with the Securities and Exchange Commission.

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

        As of March 31, 2014, the Company operated eight active coal mines, a coke plant and a coal bed methane extraction operation located within Alabama, West Virginia, Northeast British Columbia in Canada and South Wales in the U.K. We operate our business through the U.S. Operations and Canadian and U.K. Operations principal business segments. The U.S. Operations segment includes hard coking coal and thermal coal mines in both Alabama and West Virginia, a coke plant in Alabama, and coal bed methane extraction operations located in Alabama.

        The Canadian mining operations include three metallurgical coal surface mines in Northeast British Columbia (the Wolverine Mine, the Brule Mine, and the Willow Creek Mine). The Willow Creek mine operations were curtailed during the first half of 2013 and on April 15, 2014, the Company announced that it will idle the Wolverine mine immediately with plans to idle the Brule mine by July 2014. The Company will continue to operate the preparation plants at these mines to complete processing of coal inventory that has already been mined. Our U.K. mining operation consists of an active curtailed underground mine located in South Wales that produces anthracite coal, which can be sold as a low-volatile PCI coal.

        Sales of metallurgical coal were 2.6 million and 2.8 million metric tons for the three months ended March 31, 2014 and March 31, 2013, respectively, accounting for approximately 88% of our coal sales volume for both periods. Sales of thermal coal were 343 thousand and 387 thousand metric tons for the three months ended March 31, 2014 and March 31, 2013, respectively, and accounted for approximately 12% of our coal sales volume for both periods.

Industry Overview and Outlook

        The global metallurgical coal market remains challenged due to issues of overcapacity in the global steel and metallurgical coal mining industries and declining growth in China. Metallurgical coal prices appeared to be improving as the benchmark price for the fourth quarter of 2013 of $152 per metric ton for hard coking coal was a $7 per metric ton improvement over the third quarter of 2013. Metallurgical coal prices decreased substantially during the fourth quarter of 2013 resulting in a benchmark price for high quality hard coking coal in the first quarter of 2014 of $143 per metric ton. As we entered 2014, monthly and spot prices trended much lower, negatively impacting the overall realized price recognized in the first quarter of 2014 and resulting in a six year low for benchmark coking coal prices. The benchmark for the second quarter of 2014 settled at approximately $120 per metric ton, down $23 per metric ton or 16% from the negotiated first quarter 2014 benchmark price and the lowest since the April 2007 to March 2008 annual contracts.

        Although the current metallurgical coal market remains weak, there are some positive signs in the market. In Europe, first quarter steel production grew by approximately 7% as compared to the prior year comparative quarter. Germany's steel production increased approximately 4% due to the strong automotive market, the U.K. increased 19%, while Spain and Italy both increased steel production almost 10% compared to the first quarter of 2013. On the global metallurgical coal production side, there have been production cuts over 10 million tons announced in 2014, the majority of which have been in the U.S. and Canada. Although there still remains an excess of metallurgical coal in the market, we believe these signs reflect positive trends in both supply and demand that are encouraging. Global metallurgical coal demand is projected to continue to grow modestly with global steel demand. Global steel demand grew by 3.5% last year and is expected to grow an additional 3% in 2014 driven largely by the Chinese market which accounts for 45-50% of global steel demand. Steel consumption in Europe is also expected to grow a little over 2% according to the World Steel Association, following a 4% decline in 2013 and a 9.5% decline in 2012. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected and help balance supply and demand.

        We believe the long-term demand for metallurgical coal within all of our markets to be strong as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market. We continue to remain committed to aggressively controlling costs and improving operating performance. Although we have responded to the short-term deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, we have the capability to increase our metallurgical coal production when the market rebounds to take advantage of potential opportunities in this highly volatile market.

        In conjunction with the announcement of our idling of the remaining Canadian operations, we have revised our full year 2014 target metallurgical coal production to total between 9.0 and 10.0 million metric tons with metallurgical coal sales of 10.5 to 11.5 million metric tons.

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended March 31, 2014 and 2013

	For the three months ended March 31, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$329,791	$75,438	$—	$405,229
Miscellaneous income	873	6,139	1,644	8,656

Revenues	330,664	81,577	1,644	413,885
Cost of sales (exclusive of depreciation and depletion)	258,057	91,807	11	349,875
Depreciation and depletion	39,066	36,710	648	76,424
Selling, general and administrative	13,758	5,678	1,343	20,779
Postretirement benefits	13,913	—	(44)	13,869
Restructuring and asset impairment	—	—	—	—

Operating income (loss)	$5,870	$(52,618)	$(314)	(47,062)

Interest expense, net				(79,321)
Other loss, net				(1,756)
Income tax benefit				35,961

Net loss				$(92,178)

	For the three months ended March 31, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$336,741	$152,803	$65	$489,609
Miscellaneous income (loss)	2,484	(1,359)	609	1,734

Revenues	339,225	151,444	674	491,343
Cost of sales (exclusive of depreciation and depletion)	269,548	151,371	15	420,934
Depreciation and depletion	47,473	33,232	485	81,190
Selling, general and administrative	14,265	8,283	8,126	30,674
Postretirement benefits	14,780	—	(55)	14,725
Restructuring and asset impairment	116	7,324	—	7,440

Operating loss	$(6,957)	$(48,766)	$(7,897)	(63,620)

Interest expense, net				(51,968)
Other income, net				105
Income tax benefit				66,039

Net loss				$(49,444)

	Dollar variance for the three months ended March 31, 2014 versus 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(6,950)	$(77,365)	$(65)	$(84,380)
Miscellaneous income (loss)	(1,611)	7,498	1,035	6,922

Revenues	(8,561)	(69,867)	970	(77,458)
Cost of sales (exclusive of depreciation and depletion)	(11,491)	(59,564)	(4)	(71,059)
Depreciation and depletion	(8,407)	3,478	163	(4,766)
Selling, general and administrative	(507)	(2,605)	(6,783)	(9,895)
Postretirement benefits	(867)	—	11	(856)
Restructuring charges	(116)	(7,324)	—	(7,440)

Operating income (loss)	$12,827	$(3,852)	$7,583	16,558

Interest expense, net				(27,353)
Other income (loss), net				(1,861)
Income tax benefit				(30,078)

Net loss				$(42,734)

Summary of First Quarter Consolidated Results of Operations

        Our net loss for the three months ended March 31, 2014 was $92.2 million, or $1.47 per diluted share, which compares to a loss of $49.4 million, or $0.79 per diluted share for the three months ended March 31, 2013. The net loss was primarily due to a decrease of $25.62 or 16.8% in the average selling price of our metallurgical coal due to excess supply within the global market. Earnings before interest expense, interest income, income taxes, depreciation, depletion and amortization ("EBITDA") for the first quarter of 2014 increased $9.9 million as compared with the first quarter of 2013 primarily due to a decrease in selling, general and administrative costs and restructuring charges, partially offset by a decrease in gross profit. A reconciliation of net loss to EBITDA is presented in the following Liquidity and Capital Resources section.

        The $77.5 million decrease in revenues for the three months ended March 31, 2014 as compared with the first quarter of 2013 was primarily due to a decrease in the average selling price of our metallurgical coal resulting from lower worldwide sales prices for metallurgical coal combined with a 6% decrease in metallurgical coal sales volume.

        The $71.1 million decrease in cost of sales, exclusive of depreciation and depletion, for the three months ended March 31, 2014 as compared to the first quarter of 2013 was primarily the result of significant decreases in per metric ton cash cost of production for our metallurgical coal within our U.S. Operations due to increased volume and reduction of costs across all operations. The average cash cost of sales per metric ton of metallurgical coal sold decreased approximately 9.7% from $119.46 in the three months ended March 31, 2013 to $107.89 in the three months ended March 31, 2014. The substantial improvement continues to reflect the results of our cost containment and restructuring initiatives.

        The $9.9 million or 32.3% decrease in selling, general and administrative expense for the three months ended March 31, 2014 as compared with the first quarter of 2013 was primarily attributable to our cost containment initiatives that we began in 2013.

        During the first quarter of 2013, the Company curtailed production at the Willow Creek mine in the Canadian and U.K. Operations segment. In connection with the curtailment, the Company recognized restructuring charges of approximately $7.4 million for the three months ended March 31, 2013. The Company had no such costs in the current period relating to restructuring efforts.

        The $27.4 million increase in interest expense, net for the three months ended March 31, 2014 as compared with the first quarter of 2013 was primarily due to an increase in long-term debt combined with an increase in the effective interest rates on our outstanding debt obligations due to the amendments to the 2011 Credit Agreement and the effect of issuing high yield notes. As well, the current quarter interest expense includes $13.9 million of accelerated amortization of capitalized debt discount and issuance costs associated with the refinancing of term loan A debt in the current quarter compared to only $6.0 million of accelerated amortization in the prior year.

        The effective tax rate for the three months ended March 31, 2014 was 28.1% compared to 57.2% for the same period in the prior year. The difference between the rates resulted in a $30.1 million decrease in the income tax benefit for the three months ended March 31, 2014 and was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. The Company's effective tax rate for the three months ended March 31, 2014 and 2013 also reflects the U.S. valuation allowance and the benefits of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 2.0 million metric tons for the three months ended March 31, 2014, representing an increase of 305 thousand metric tons or 17.9% compared with 1.7 million metric tons for the same period in 2013. Our hard coking coal production totaled 2.1 million metric tons in the first quarter of 2014, representing an increase of 18.8% compared to 1.7 million during the same period in the prior year due to increased production from our Alabama underground mines. The average selling price of hard coking coal in the first quarter of 2014 was $127.39 per metric ton, representing a 19.0% decrease from the average selling price of $157.28 per metric ton for the same period in 2013. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply. Our average cash cost of sales per metric ton of hard coking coal sold during the first quarter of 2014 was $95.52, representing a decrease of $14.24 or 13.0% from the $109.76 average cash cost of sales per ton sold during the first quarter of 2013.

        Thermal coal sales totaled 328 thousand metric tons for the three months ended March 31, 2014, representing a decrease of approximately 55 thousand metric tons or 14.4% compared with 383 thousand metric tons sold during the same period in 2013. Our average selling price of thermal coal for the three months ended March 31, 2014 was $62.16 per metric ton, approximating the $64.23 per metric ton for the same period in 2013. Thermal coal production totaled 155 thousand metric tons for the three months ended March 31, 2014, representing a decrease of approximately 64.3% compared with 434 thousand metric tons produced during the same period in 2013. This was primarily due to the closure of the Alabama North River mine in the fourth quarter of 2013. The average cash cost of sales per metric ton of thermal coal sold for the three months ended March 31, 2014 was $59.15 per metric ton compared with $90.34 per metric ton for the same period in 2013.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended March 31,
	2014	2013
Tons of hard coking coal sold(1) (in thousands)	2,011	1,706
Tons of hard coking coal produced (in thousands)	2,065	1,738
Average hard coking coal selling price(1) (per metric ton)	$127.39	$157.28
Average hard coking coal cash cost of sales(1) (per metric ton)	$95.52	$109.76
Average hard coking coal cash cost of production (per metric ton)	$62.06	$78.11
Tons of thermal coal sold (in thousands)	328	383
Tons of thermal coal produced (in thousands)	155	434
Average thermal coal selling price (per metric ton)	$62.16	$64.23
Average thermal coal cash cost of sales (per metric ton)	$59.15	$90.34
Average thermal coal cash cost of production (per metric ton)	$56.27	$76.16

(1)
Includes sales of both produced and purchased coal.

        The $8.6 million decrease in our U.S. Operations segment reported revenues for the three months ended March 31, 2014 compared to the same period last year was primarily attributable to the decline in the average selling price of hard coking coal offset partially by an increase in hard coking coal sales volume.

        The $11.5 million decrease in cost of sales, exclusive of depreciation and depletion, as compared with the first quarter of 2013 is primarily due to a $14.24 per metric ton or 13% decrease in the average cash cost of sales per ton of hard coking coal sold partially offset by an increase in hard coking coal tons sold of 305 thousand tons. The decrease in per metric ton cash costs of sales was primarily due to increased volume and cost reduction initiatives within the operations. The decrease was also partly due to a decrease of 55 thousand metric tons of thermal coal sales combined with a $31.19 per metric ton or 34.5% decrease in the average cash costs of sales per ton of thermal coal, primarily due to the closure of the Alabama North River mine in the fourth quarter of 2013 and improved mining conditions immediately prior to the mine closure.

        The $12.8 million increase in operating income was primarily due to a $19.9 million decrease in cost of sales and depreciation and depletion as compared to the prior year offset by an $8.6 million decrease in revenue.

  Canadian and U.K. Operations

        Metallurgical coal sales for the three months ended March 31, 2014 consisted of 278 thousand metric tons of hard coking coal at an average selling price of $130.91 per metric ton and 320 thousand metric tons of low-volatile PCI coal at an average selling price of $117.26 per metric ton. Metallurgical coal sales in the first quarter of 2013 consisted of 652 thousand metric tons of hard coking coal at an average selling price of $147.00 per metric ton and 419 thousand metric tons of low-volatile PCI coal at an average selling price of $139.23 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the first quarter of 2014 was $150.08, representing an increase of $7.95 from the average cash cost of sales per ton of hard coking coal sold during the first quarter of 2013 of $142.13. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the first quarter of 2014 was $147.28 representing a 19.1% increase from the average cash cost of sales per ton of low-volatile PCI coal sold during the first quarter of 2013 of $123.64. The increases in average cash cost of sales per ton were primarily due to an increase in the lower of cost or market charges recognized during the period primarily due to a 2014 second quarter decrease in met coal pricing.

        Our Canadian and U.K. Operations segment produced a total of 491 thousand metric tons of hard coking coal and 569 thousand metric tons of low-volatile PCI in the first quarter of 2014. During the first quarter of 2013, the segment produced 532 thousand metric tons of hard coking coal and 487 thousand metric tons of low-volatile PCI. The decrease in hard coking coal production was primarily due to curtailment of production at the Willow Creek Mine in the first half of 2013 and the increase in low-volatile PCI was primarily due to improved production at the Brule Mine.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended March 31,
	2014	2013
Tons of hard coking coal sold (in thousands)	278	652
Tons of hard coking coal produced (in thousands)	491	532
Average hard coking coal selling price (per metric ton)	$130.91	$147.00
Average hard coking coal cash cost of sales (per metric ton)	$150.08	$142.13
Average hard coking coal cash cost of production (per metric ton)	$85.92	$110.22
Tons of low-volatile PCI coal sold (in thousands)	320	419
Tons of low-volatile PCI coal produced (in thousands)	569	487
Average low-volatile PCI coal selling price (per metric ton)	$117.26	$139.23
Average low-volatile PCI cash cost of sales (per metric ton)	$147.28	$123.64
Average low-volatile PCI cash cost of production (per metric ton)	$78.16	$109.08

        The $69.9 million decrease in segment reported revenues for the first quarter of 2014 compared to the same period last year was attributable to a decrease of 10.9% and 15.8% in the average selling price of hard coking coal and low-volatile PCI coal, respectively, combined with a decrease of 374 thousand and 99 thousand tons sold of hard coking and low-volatile PCI coal, respectively.

        The $59.6 million decrease in cost of sales, exclusive of depreciation and depletion, in the segment for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a decrease in tons sold partially offset by an increase in the average cash cost of sales per ton of hard coking coal and low-volatile PCI sold, due primarily to an increase in lower of cost or market adjustments.

        The $3.9 million increase in the operating loss for the three months ended March 31, 2014 as compared with the same period in 2013 primarily due to a decrease in sales volume combined with lower average selling prices of hard coking coal and low-volatile PCI.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $143.9 million at March 31, 2014 compared with December 31, 2013, primarily due to net cash flows provided by financing activities of $121.9 million and the $35.4 million in cash flows provided by operating activities. The majority of the proceeds received from the issuance of debt were used to prepay the remaining $406.6 million of term loan A and debt issuance costs of $20.3 million. The Company also used cash of $12.3 million for capital expenditures.

        Net receivables were $254.9 million at March 31, 2014, representing a decrease of $26.9 million form December 31, 2013 primarily due a decrease in revenues and the timing of metallurgical coal sales during March 2014 as compared to December 2013.

        Net property, plant and equipment decreased by $22.1 million at March 31, 2014 as compared with December 31, 2013 primarily due to depreciation expense of $55.7 million, partially offset by accrual based capital expenditures of $35.8 million during the period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and the unused portion of our revolving credit facility. Our principal sources of long-term funding are our term loan B entered into on April 1, 2011 and our senior notes issued in 2012, 2013 and 2014, as discussed below. Our available liquidity as of March 31, 2014 was $675.6 million, consisting of cash and cash equivalents of $404.7 million and $270.9 million available under the Company's $313.8 million revolving credit facility, net of outstanding letters of credit of $42.9 million. In recent quarters, we have entered into the financing transactions and amendments discussed below which have enhanced liquidity, secured covenant relief and extended our debt maturities.

        As of March 31, 2014, the Revolver and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread ranging from 550 basis points for the Revolver and 625 basis points on the term loan B debt, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the 2016 Revolver is 0.50% and on the 2017 Revolver is 0.625%. As of March 31, 2014, there were no borrowings outstanding under the Revolver, with $61.1 million available under the Company's $69.0 million 2016 Revolver, net of outstanding letters of credit of $7.9 million, and $209.8 million available under the Company's $244.8 million 2017 Revolver, net of outstanding letters of credit of $35.0 million, for a total availability of $270.9 million. All borrowings under the Revolver must be made pro-rata between the 2016 Revolver and 2017 Revolver through the maturity of the 2016 Revolver.

        Borrowings at March 31, 2014 under the amended 2011 Credit Agreement consisted of a term loan B debt balance of $978.2 million with a weighted average interest rate of 7.05% and no borrowings under the Revolver, with $42.9 million in outstanding stand-by letters of credit.

        Based on current forecasts and anticipated market conditions, we believe that funding provided by operating cash flows and available sources of liquidity are sufficient to meet substantially all of our operating needs, to make planned capital expenditures, and all required interest and principal payments on indebtedness for the foreseeable future. Our operating cash flows and liquidity, however, are significantly influenced by numerous factors including prices of coal, coal production levels, mining conditions, costs of raw materials, interest rates and the general economy.

Credit Agreement Amendment

        On March 18, 2014, the Company entered into an amendment (the "Sixth Amendment") to the 2011 Credit Agreement (as amended, the "Credit Agreement") which, among other things, (i) permits the Company to repay the term loan A under its Credit Agreement without making a pro-rata repayment to the term loan B, (ii) extends the maturity of 81.6% of its revolving commitments (the "2017 Revolver") to October 2017, with such extending lenders having their revolving commitments reduced by 20%, (iii) provides for amendments to certain incurrence covenants to provide additional flexibility, (iv) eliminates the liquidity and fixed charge coverage maintenance covenants, (v) modifies the secured leverage ratio covenant, including to make it apply only to the commitments of the extending revolving lenders and (vi) provides for a 0.50% increase in the interest rate payable on the term loan B under the Credit Agreement. The Sixth Amendment also suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the Revolver exceeds 30%, or $94.1 million, of the total revolving commitment of $313.8 million, and became effective upon consummation of the offerings of the Add-on 2019 Notes (as defined below) and the Second Lien Notes (as defined below), the repayment in full of the term loan A and other customary conditions.

9.50% Add-on Senior Secured Notes due 2019

        On March 27, 2014, the Company issued $200.0 million aggregate principal amount of 9.50% Senior Secured Notes due October 15, 2019 (the "Add-on 2019 Notes"). These notes are an addition to the $450.0 million aggregate principal amount of the Company's 9.50% Senior Secured Notes due 2019 (collectively the "First Lien Notes") which were issued on September 27, 2013 for a total principal amount of $650.0 million. The Add-on 2019 Notes are unconditionally guaranteed, jointly and severally, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantee any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The Add-on 2019 Notes and related guarantees are secured on a first priority basis by substantially all of the property and assets of the Company and the guarantors. Interest on the Add-on 2019 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2014.

11.0%/12.0% Senior Secured Second Lien PIK Toggle Notes due 2020

        On March 27, 2014, the Company also issued $350.0 million aggregate principal amount of 11.0%/12.0% Senior Secured Second Lien Payment-in-Kind ("PIK") Toggle Notes due April 1, 2020 (the "Second Lien Notes"). These notes are unconditionally guaranteed, jointly and severally, by each of our current and future wholly-owned domestic restricted subsidiaries that from time to time guarantee any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The Second Lien Notes and the guarantees are secured on a second priority basis, equally and ratably with all future second lien obligations, on substantially all of the Company's and the guarantors property and assets, which also secure the Company's 2011 Credit Agreement and First Lien Notes on a first priority basis. Interest on these notes is payable on April 1 and October 1 of each year, commencing on October 1, 2014.

        The Company may elect to pay interest on the Second Lien Notes (1) entirely in cash, at a rate of 11.0% per annum, or (2) with a combination of (i) 50% cash and 50% by increasing the principal amount of the outstanding Second Lien Notes or issuing additional Second Lien Notes ("PIK Interest") or (ii) 75% cash and 25% PIK Interest. Interest on PIK Interest accrues on the Second Lien Notes at a rate equal of 12.0% per annum. The Company will pay the first and last interest payments entirely in cash.

        At any time prior to April 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the Second Lien Notes with the net cash proceeds of certain equity offerings, at a redemption price of 111.0% of the aggregate principal amount. The Company may redeem the Second Lien Notes, in whole or in part, prior to April 1, 2017 at a redemption price equal to 100% of the aggregate principal amount of the Second Lien Notes plus a "make-whole" premium of 1.625% and accrued and unpaid interest. The Company may redeem the Second Lien Notes, in whole or in part at redemption prices equal to 105.5% for the year commencing April 1, 2017, 102.75% for the year commencing April 1, 2018 and 100% beginning on April 1, 2019. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the Second Lien Notes, the Company will be required to offer to repurchase each holder's Second Lien Notes at a price equal to 101% of the aggregate principal amount.

Use of Proceeds

        The Company utilized the net proceeds of the Add-on 2019 Notes and Second Lien Notes to repay in full its term loan A debt, increase its liquidity and pay related fees and expenses. As the term loan A debt was extinguished, the unamortized debt issuance costs of $6.7 million and the unamortized debt discount of $7.2 million were expensed and are included in interest expense in the Condensed Consolidated Statements of Operations.

        As market conditions warrant, we may from time to time repurchase our debt securities in privately negotiated transactions, in open market purchases, by tender offer or otherwise.

Statements of Cash Flows

        Cash balances were $404.7 million and $260.8 million at March 31, 2014 and December 31, 2013, respectively. The increase in cash during the three months ended March 31, 2014 of $143.9 million primarily resulted from net cash provided by financing activities of $121.9 million and cash provided by operating activities of $35.4 million. This was partially offset by cash used in investing activities of $12.4 million, which included cash capital expenditures of $12.3 million. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three months ended March 31,
	2014	2013
Cash flows provided by (used in) operating activities	$35,390	$(19,398)
Cash flows used in investing activities	(12,432)	(33,006)
Cash flows provided by financing activities	121,941	172,006
Effect of foreign exchange rates on cash	(1,002)	(412)

Net increase in cash and cash equivalents	$143,897	$119,190

        The increase of $54.8 million in cash provided by operating activities was primarily attributable to an increase in cash flows provided by working capital of $73.3 million and an increase in cash used in operations of 18.5 million, resulting primarily from the decline in the average selling price of metallurgical coal.

        The decrease in cash flows used in investing activities of $20.6 million was primarily attributable to a $21.7 million decrease in capital expenditures.

        The decrease in cash flows provided by financing activities of $50.1 million was primarily attributable to an increase in retirement of debt of $155.2 million partially offset by an increase in proceeds from the issuance of debt of $103.0 million and a decrease in dividends paid of $7.2 million.

EBITDA

        EBITDA is defined as earnings before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring charges, loss on interest rate swap hedge ineffectiveness and other items including proxy contest expenses and foreign currency adjustments. Consolidated EBTIDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

        EBITDA, Adjusted EBITDA, and Consolidated EBITDA are financial measures which are not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that these non-GAAP measures provide additional insights into the performance of the Company, and they reflect how management analyzes Company performance and compares that performance against other companies. In addition, we believe that EBITDA, Adjusted EBITDA, and Consolidated EBITDA are useful measures as some investors and analysts use EBITDA, Adjusted EBITDA, and Consolidated EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. We believe that EBITDA, Adjusted EBITDA, and Consolidated EBITDA present a useful measure of our ability to incur and service debt based on ongoing operations. EBITDA, Adjusted EBITDA, and Consolidated EBITDA may not be comparable to similarly titled measures used by other entities.

        Reconciliation of net loss to EBITDA, Adjusted EBITDA, and Consolidated EBITDA (in thousands):

	For the three months ended March 31,
	2014	2013
Net loss	$(92,178)	$(49,444)
Interest expense	79,396	52,618
Interest income	(75)	(650)
Income tax benefit	(35,961)	(66,039)
Depreciation and depletion expense	76,424	81,190

Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	27,606	17,675
Restructuring charges	—	7,440
Other items, including proxy contest expenses and foreign currency adjustments	(3,076)	6,838
Loss on interest rate swap hedge ineffectiveness	1,701	—

Adjusted EBITDA	26,231	31,953
Non-cash charges(1)	10,079	5,580
Other adjustments(1)	3,405	10,726

Consolidated EBITDA(1)	$39,715	$48,259

(1)
Calculated in accordance with the amended 2011 Credit Agreement.

Analysis of Material Covenants

        We believe we were in compliance with all covenants under the amended 2011 Credit Agreement and the indentures governing our notes as of March 31, 2014. A breach of the covenants in the amended 2011 Credit Agreement or the indentures governing our notes; including the applicable financial covenants under the amended 2011 Credit Agreement that measure ratios based on Consolidated EBITDA, as defined under the 2011 Credit Agreement, limits to capital spending, or other restricted cash outflows; could result in a default under the amended 2011 Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable upon such default. Any acceleration under either the amended 2011 Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the amended 2011 Credit Agreement and the indentures governing our notes, our ability to engage in activities such as incurring additional indebtedness and paying dividends is also tied to ratios based on Consolidated EBITDA.

        Actual levels and specified covenant levels set forth in our amended 2011 Credit Agreement for the three months ended March 31, 2014 were:

	Actual Levels	Covenant Levels
Capital Expenditures Covenant(1)	$35.7 million	$220.0 million
Maximum total senior secured debt less unrestricted cash to Consolidated EBITDA Ratio	N/A	N/A	(2)

(1)
The Sixth Amendment to the 2011 Credit Agreement contains a capital expenditure covenant limiting capital expenditures to $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized in the succeeding fiscal year increasing the 2014 capital spending limit up to $220.0 million. As 2013 capital expenditures were $136.7 million compared to the 2013 covenant limit of $175.0 million, the 2014 covenant limit is now $220.0 million. The Company expects 2014 capital expenditures to approximate $130.0 million.

(2)
The Sixth Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the Revolver exceeds 30%, or $94.1 million, of the total revolving commitment of $313.8 million. The required maximum senior secured leverage ratio covenant shall be the following for each period of four consecutive fiscal quarters then ending: June 30, 2014—8.0x; September 30, 2014—7.5x; December 31, 2014—6.5x; March 31, 2015—5.5x; June 30, 2015—5.0x; September 30, 2015—4.5x; December 31, 2015 and each fiscal quarter ending thereafter—3.75x.

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

Interest Rate Risk

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan B and Revolver loans. As of March 31, 2014, the interest rates for the term loan B and revolver loans were tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread of 550 basis points for the revolver and 625 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of March 31, 2014, our borrowings due under the 2011 Credit Agreement totaled $978.2 million. As of March 31, 2014, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $1.7 million, while a 100 basis point decrease in interest rates would have no impact on our quarterly interest expense due to a minimum LIBOR floor of 1.0%.

Commodity Risks

        We are exposed to commodity price risk on sales of natural gas. Our natural gas business sold 12.1 billion cubic feet of gas during the year ended December 31, 2013. We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas price. Such derivative instruments are structured as cash flow hedges and not for trading. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. No derivative instruments were entered into during the first quarter of 2014 and as of March 31, 2014, none were outstanding.

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

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended March 31, 2014 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Outlook," which could materially affect our business, financial condition or future results. Other than as described in this report, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended March 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1, 2014 - January 31, 2014	—	$—
February 1, 2014 - February 28, 2014	15,751	$11.00
March 1, 2014 - March 31, 2014	—	$—

15,751

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

Item 6.    Exhibits

Exhibit Number
4.1		Indenture, dated as of March 27, 2014, by and among Walter Energy, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-13711) filed on April 1, 2014)
4.2		Form of 11.0%/12.0% Senior Secured Second Lien PIK Toggle Note due 2020 (included in Exhibit 4.1)
10.1
Second-Lien Notes Collateral Agreement, dated as of March 27, 2014, among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc. and Wilmington Trust, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-13711) filed on April 1, 2014)
10.2
Amended and Restated Intercreditor Agreement, dated as of March 27, 2014, among Walter Energy, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, Union Bank, N.A., as Collateral Agent for the First Lien Notes, Wilmington Trust, National Association, as Collateral Agent for the Second Lien Notes and each additional Collateral Agent and Authorized Representative from time to time party thereto. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-13711) filed on April 1, 2014)
10.3
Grant of Security Interests in United States Trademarks, dated March 27, 2014. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-13711) filed on April 1, 2014)

10.4	*	Sixth Amendment, dated as of March 18, 2014, to Credit Agreement, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

95	*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101	*	XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2014
/s/ WILLIAM G. HARVEY Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2014