Form 10-Q
period 2014-06-30
Walter Energy, Inc.
filed 2014-08-06
CIK 837173

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

        Number of shares of common stock outstanding as of July 31, 2014: 65,827,966

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$293,472	$260,818
Receivables, net	231,032	281,763
Inventories	274,482	312,647
Deferred income taxes	32,079	37,067
Prepaid expenses	45,361	39,022
Assets held for sale	24,150	—
Other current assets	12,504	18,031

Total current assets	913,080	949,348
Mineral interests, net	2,887,612	2,905,002
Property, plant and equipment, net	1,547,280	1,637,552
Other long-term assets	113,926	98,958

	$5,461,898	$5,590,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$15,353	$9,210
Accounts payable	60,451	92,712
Accrued expenses	142,831	133,870
Accumulated other postretirement benefits obligation	30,887	30,036
Other current liabilities	225,713	214,073

Total current liabilities	475,235	479,901
Long-term debt	2,880,951	2,769,622
Accumulated other postretirement benefits obligation	574,856	570,712
Deferred income taxes	783,591	822,867
Other long-term liabilities	189,930	195,064

Total liabilities	4,904,563	4,838,166

Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares; issued—65,824,776 and 62,577,924 shares, respectively	658	626
Capital in excess of par value	1,639,310	1,613,256
Accumulated deficit	(942,499)	(698,930)
Accumulated other comprehensive loss	(140,134)	(162,258)

Total stockholders' equity	557,335	752,694

	$5,461,898	$5,590,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Sales	$377,982	$437,798	$783,211	$927,407
Miscellaneous income	369	3,698	9,025	5,432

	378,351	441,496	792,236	932,839

Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	343,761	367,616	693,636	788,550
Depreciation and depletion	69,816	68,320	146,240	149,510
Selling, general and administrative	19,002	27,129	39,781	57,803
Postretirement benefits	13,869	14,725	27,738	29,450
Restructuring and asset impairments	31,342	(5,741)	31,342	1,699

	477,790	472,049	938,737	1,027,012

Operating loss	(99,439)	(30,553)	(146,501)	(94,173)
Interest expense, net	(73,402)	(52,985)	(138,834)	(98,952)
Gain (loss) on extinguishment of debt	11,397	—	(2,492)	(6,001)
Other income (loss), net	978	(714)	(778)	(609)

Loss before income tax benefit	(160,466)	(84,252)	(288,605)	(199,735)
Income tax benefit	(9,075)	(49,760)	(45,036)	(115,799)

Net loss	$(151,391)	$(34,492)	$(243,569)	$(83,936)

Net loss per share:
Basic	$(2.33)	$(0.55)	$(3.81)	$(1.34)

Diluted	$(2.33)	$(0.55)	$(3.81)	$(1.34)

Dividends per share	$0.01	$0.125	$0.02	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(IN THOUSANDS)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net loss	$(151,391)	$(34,492)	$(243,569)	$(83,936)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans (net of tax: $2,154 and $4,322 and $2,883 and $5,765 for the three and six months ended June 30, 2014 and 2013, respectively)	3,498	4,658	7,017	9,317
Change in unrealized gain on hedges (net of tax: $1,034 for the six months ended June 30, 2014 and $324 and $667 for the three and six months ended June 30, 2013, respectively)	—	526	1,679	1,248
Change in foreign currency translation adjustment	11,264	(1,461)	13,428	(17,086)
Change in unrealized gain (loss) on investments, net of tax	—	(1)	—	43

Total other comprehensive income (loss)	14,762	3,722	22,124	(6,478)

Total comprehensive loss	$(136,629)	$(30,770)	$(221,445)	$(90,414)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$752,694	$626	$1,613,256	$(698,930)	$(162,258)
Net loss	(243,569)	—	—	(243,569)	—
Other comprehensive income, net of tax	22,124	—	—	—	22,124
Dividends paid, $0.02 per share	(1,284)	—	(1,284)	—	—
Stock based compensation	4,865	—	4,865	—	—
Issuance of common stock in connection with the extinguishment of debt	22,696	32	22,664	—	—
Other	(191)	—	(191)	—	—

Balance at June 30, 2014	$557,335	$658	$1,639,310	$(942,499)	$(140,134)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	For the six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(243,569)	$(83,936)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and depletion	146,240	149,510
Deferred income tax benefit	(41,257)	(77,717)
Amortization of debt issuance costs	8,356	8,014
Loss on extinguishment of debt	2,492	6,001
Other	39,183	8,402
Decrease (increase) in current assets:
Receivables	34,710	(2,302)
Inventories	30,774	(24,281)
Prepaid expenses and other current assets	(6,437)	(8,826)
Increase (decrease) in current liabilities:
Accounts payable	(32,227)	24,483
Accrued interest	9,168	8,245
Accrued expenses and other current liabilities	13,559	(31,695)

Cash flows used in operating activities	(39,008)	(24,102)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(43,476)	(80,251)
Other	(350)	964

Cash flows used in investing activities	(43,826)	(79,287)

FINANCING ACTIVITIES
Proceeds from issuance of debt	553,000	450,000
Retirements of debt	(414,124)	(259,200)
Dividends paid	(1,284)	(15,638)
Debt issuance costs	(21,325)	(15,080)
Other	(191)	(600)

Cash flows provided by financing activities	116,076	159,482

Effect of foreign exchange rates on cash	(588)	(1,816)

Net increase in cash and cash equivalents	32,654	54,277
Cash and cash equivalents at beginning of period	260,818	116,601

Cash and cash equivalents at end of period	$293,472	$170,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 1—Basis of Presentation

        Walter Energy, Inc., together with its consolidated subsidiaries (the "Company"), is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States, Canada and the United Kingdom. The Company also extracts, processes, markets and/or possesses mineral reserves of thermal coal and anthracite coal, as well as produces metallurgical coke and coal bed methane gas.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements for the year ended December 31, 2013 included in the Company's 2013 Annual Report filed on Form 10-K.

New Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 improves the definition of discontinued operations by limiting the discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results, will require expanded disclosures for discontinued operations, and will require disclosure of the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In summary, the core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 1—Basis of Presentation (Continued)

requirements in Accounting Standards Codification Topic No. 605, "Revenue Recognition," including most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. ASU 2014-09 is effective for public entities within annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation—Stock Compensation" ("ASC 718"), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.

Revision for Gain (Loss) on Extinguishment of Debt

        During the quarter ended June 30, 2014, we have corrected our classification of accelerated amortization of debt issuance costs that we recognized upon the extinguishment or partial extinguishment of debt to present these amounts as a component of the gain (loss) recognized upon the extinguishment of debt as one line item in the accompanying Condensed Consolidated Statements of Operations in accordance with FASB Accounting Standards Codification ("ASC") Section 470-50. Components of the gain (loss) on the extinguishment of debt were previously recognized within interest expense in the accompanying Condensed Consolidated Statements of Operations. We have concluded that this revision is not material to our previously issued financial statements, as the net effect of these revisions did not impact our operating loss, net loss, stockholders' equity or cash flows. Previously reported interest expense has decreased by the same amount to correct the classification and we also

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 1—Basis of Presentation (Continued)

have elected to net interest income and interest expense. The following reflects the revisions for the relevant interim periods during 2014 and 2013:

For the three months ended
March 31
2014
Interest expense, prior to revision	$79,396
Interest income	(75)
Revision of loss on extinguishment of debt	(13,889)

Interest expense, net, revised	$65,432

	For the three months ended		For the six months ended
	March 31	June 30	June 30
2013
Interest expense, prior to revision	$52,618	$53,129	$105,747
Interest income	(650)	(144)	(794)
Revision of loss on extinguishment of debt	(6,001)	—	(6,001)

Interest expense, net, revised	$45,967	$52,985	$98,952

        We intend to make conforming revisions to our annual consolidated financial statements for 2013 and 2012 when we file our Annual Report on Form 10-K for the year ending December 31, 2014. We have concluded that this revision is not material to our annual financial statements, as the net effect of these revisions did not impact our operating loss, net loss, stockholders' equity or cash flows. Previously reported interest expense has decreased by the same amount and we have netted interest income and interest expense. The following reflects the revisions that will be reported in our Form 10-K for the year ending December 31, 2014.

	2013	2012
Interest expense, prior to revision	$233,854	$139,356
Interest income	(1,103)	(804)
Revision of loss on extinguishment of debt	(11,168)	(5,555)

Interest expense, net, revised	$221,583	$132,997

Note 2—Restructuring and Asset Impairments

        In the second quarter of 2014, the Company idled the Canadian Operations, which included the Wolverine, Brule and Willow Creek mines in the Canadian and U.K. Operations segment. We placed the Wolverine mine on idle status in April and the Brazion operations (which includes the operations of Brule and Willow Creek) on idle status in June and recognized restructuring charges for this idling of approximately $7.1 million in the Canadian and U.K. Operations segment. The Company also

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 2—Restructuring and Asset Impairments (Continued)

recognized restructuring charges of approximately $0.7 million in the U.S. Operations segment and $0.5 million in the Other segment for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company recognized a gain of approximately $17.0 million due to the release of a below market contract liability that was obtained through the acquisition of North River which was partially offset by asset impairment charges of approximately $8.0 million, all related to the accelerated closure of the North River mine. The Company also incurred $3.3 million and $10.7 million of costs related to the curtailment of the Willow Creek mine for the three and six months ended June 30, 2013, respectively. All of these charges are presented as restructuring and asset impairments in the Condensed Consolidated Statements of Operations.

Assets Held for Sale

        On May 2, 2014, the Company reached an agreement in principle with the Alabama State Port Authority to sell both the Blue Creek Coal Terminal located in the Port of Mobile and an additional parcel of more than 60 acres of land (collectively "BCCT") for a total consideration of $25.0 million. Additionally, the parties have agreed in principle to amend and extend the existing coal handling agreement and make certain improvements to the coal handling facility at the port. As of June 30, 2014, the Company classified the BCCT as assets held for sale in current assets in the Condensed Consolidated Balance Sheets. The BCCT assets are part of the U.S. Operations segment. The Company anticipates the sale closing in the third quarter of 2014. The Company recognized an impairment charge of approximately $23.0 million as of June 30, 2014 to reduce the carrying value of these assets to their fair value less costs to sell. The carrying value of the BCCT assets as of December 31, 2013 was $47.5 million and was included in property, plant and equipment, net, within the Condensed Consolidated Balance Sheets. Fair value was determined based upon the anticipated sales price of the BCCT asset sale and is categorized as a Level 3 in the fair value hierarchy. This charge is included in restructuring and asset impairments in the Condensed Consolidated Statements of Operations.

Note 3—Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Coal	$211,874	$238,820
Raw materials and supplies	62,608	73,827

Total inventories	$274,482	$312,647

Note 4—Income Taxes

        The Company estimates its annual effective tax rate based on projected financial income for the full year at the end of each interim reporting period unless projected financial income for the full year is close to break even, in which case the annual effective tax rate could distort the income tax provision for an interim period. When this happens, the Company calculates the interim income tax provision using actual year to date financial results for certain jurisdictions. This method results in an income tax provision based solely on the year to date financial taxable income or loss for those jurisdictions. In

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 4—Income Taxes (Continued)

both cases, the tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.

        For the six months ended June 30, 2014, the income tax benefit was determined based on the annual effective tax rate method. The Company recognized an income tax benefit of $45.0 million for the six months ended June 30, 2014 compared to an income tax benefit of $115.8 million for the six months ended June 30, 2013. The decrease in the income tax benefit year over year was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. During the second quarter of 2014, the Canada Revenue Agency ("CRA") concluded its income tax audit of the tax years ended December 31, 2011 and March 31, 2011. As a result of settling these audit years, the Company recorded a charge of $3.2 million in the current quarter to reflect the reduction of certain tax attributes, including net operating loss carryovers. The Company's effective tax rate for the six months ended June 30, 2014 and 2013 reflects the benefits of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.

        The Company utilizes the asset and liability method of accounting for income taxes and records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss, it concluded that a full valuation allowance should continue to be recorded against its U.S net deferred tax assets at June 30, 2014. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 5—Debt

        Debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013	Weighted Average Stated Interest Rate At June 30, 2014	Final Maturity
2011 term loan A	$—	$406,566	N/A	N/A
2011 term loan B(1)	978,178	978,178	7.25%	2018
Revolving credit facility(1)	—	—	N/A	2016/2017
9.875% senior notes(2)	465,000	500,000	9.875%	2020
8.50% senior notes	450,000	450,000	8.50%	2021
9.50% senior secured notes	450,000	450,000	9.50%	2019
9.50% add-on senior secured notes	200,000	—	9.50%	2019
11.0% / 12.0% senior secured PIK toggle notes	350,000	—	11.00%	2020
Other(3)	26,373	14,876	Various	Various
Debt discount, net	(23,247)	(20,788)	N/A	N/A

Total debt	2,896,304	2,778,832
Less: current debt(3)	(15,353)	(9,210)

Total long-term debt	$2,880,951	$2,769,622

(1)
As of June 30, 2014, the revolving credit facility and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread of 550 basis points for the revolver and 675 basis points with a minimum LIBOR floor of 100 basis points for the term loan B.

(2)
On April 23, 2014, the Company issued an aggregate of 3.15 million shares of its common stock in exchange for $35.0 million of its 9.875% Senior Notes due 2020. The Company recognized a net gain of $11.4 million in gain (loss) on extinguishment of debt in the Condensed Consolidated Statements of Operations in the current quarter.

(3)
Includes capital lease obligations and an equipment financing agreement.

        The Company's minimum debt repayment schedule, excluding interest, as of June 30, 2014 is as follows (in thousands):

	Payments Due
	2014	2015	2016	2017	2018	Thereafter
2011 term loan B	$—	$—	$—	$—	$978,178	$—
9.875% senior notes	—	—	—	—	—	465,000
8.50% senior notes	—	—	—	—	—	450,000
9.50% senior secured notes	—	—	—	—	—	450,000
9.50% add-on senior secured notes	—	—	—	—	—	200,000
11.0% / 12.0% senior secured PIK toggle notes	—	—	—	—	—	350,000
Other	7,836	12,775	5,762	—	—	—

	$7,836	$12,775	$5,762	$—	$978,178	$1,915,000

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 5—Debt (Continued)

        See Note 14 regarding subsequent events related to long-term debt.

Note 6—Pension and Other Postretirement Benefits

        The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1,701	$1,766	$1,944	$2,486
Interest cost	3,316	3,070	7,726	7,198
Expected return on plan assets	(4,553)	(4,235)	—	—
Amortization of prior service cost	61	66	307	307
Amortization of net actuarial loss	550	2,434	3,892	4,734
Settlement loss	843	—	—	—

Net periodic benefit cost	$1,918	$3,101	$13,869	$14,725

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$3,402	$3,532	$3,888	$4,972
Interest cost	6,664	6,140	15,452	14,396
Expected return on plan assets	(9,106)	(8,470)	—	—
Amortization of prior service cost	122	132	614	614
Amortization of net actuarial loss	1,192	4,868	7,784	9,468
Settlement loss	1,627	—	—	—

Net periodic benefit cost	$3,901	$6,202	$27,738	$29,450

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 7—Net Loss Per Share

        A reconciliation of the basic and diluted net loss per share computations for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except per share data):

	For the three months ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(151,391)	$(151,391)	$(34,492)	$(34,492)
Denominator:
Average number of common shares outstanding(1)	65,024	65,024	62,632	62,632

Net loss per share	$(2.33)	$(2.33)	$(0.55)	$(0.55)

	For the six months ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(243,569)	$(243,569)	$(83,936)	$(83,936)
Denominator:
Average number of common shares outstanding(1)	63,983	63,983	62,614	62,614

Net loss per share	$(3.81)	$(3.81)	$(1.34)	$(1.34)

(1)
In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and restricted stock units outstanding for the three months ended June 30, 2014 and 2013 totaling 1,886 and 600, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options and restricted stock units outstanding for the six months ended June 30, 2014 and 2013 totaling 1,348 and 482, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

        The tables below sets forth stock options exercised and restricted stock units vested for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Stock options exercised	8,659	—	18,300	24,831
Restricted stock units vested	42,849	8,803	78,552	25,676

Total	51,508	8,803	96,852	50,507

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

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

        The IRS completed its audit of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to the Company in June 2010, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2005 audit period. As of June 30, 2014, a final resolution has not been reached with the Appeals Division pertaining to these matters. The disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

        In 2012, the IRS completed its audit of the Company's federal income tax returns for the years 2006 through 2008 and proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and the Company responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in the prior Proof of Claim and included a proposed adjustment to a worthless stock deduction reported in the Company's 2008 federal income tax return. Also in 2012, the Company received notification from the IRS that the audit of the 2006 through 2008 tax years had been reopened for further review. The IRS issued a revised IRS Appeals Transmittal Letter in April 2013 conceding the proposed adjustment to the worthless stock deduction. As of June 30, 2014, a final resolution has not been reached with the Appeals Division pertaining to the remaining disputed matters. The remaining disputed issues in this audit period are similar to the issues remaining in the Proof of Claim.

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

        It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates a final order will be issued by the Bankruptcy Court in 2014 settling the issues in the Proof of Claim. A final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently in Appeals Division (2000-2008) and currently under IRS Exam (2009-2012). As of June 30, 2014, the Company had $35.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.

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

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

Walter Coke, Inc.

        Walter Coke entered into a decree order in 1989 (the "1989 Order") relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. In 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures, which were approved and finalized for Walter Coke's Birmingham facility in 2005. In 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. The results of this sampling and testing were submitted to the EPA for review in 2009. In conjunction with the plan, Walter Coke agreed to remediate portions of 23 properties based on the 2009 sampling and that process was completed in 2012.

        In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project be classified and managed as a Superfund site under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), allowing other Potentially Responsible Parties (PRPs) to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry (ATSDR) released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRPs notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels (RML's) and offered the PRPs an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work.

        A RCRA Section 3008(h) Administrative Order on Consent (the "2012 Order") with the effective date of September 24, 2012 was signed by Walter Coke and the EPA. The 2012 Order declared that all of the approved investigation tasks of the RFI Work Plans required by the 1989 Order had been completed by Walter Coke and that the 1989 Order was terminated and is no longer in effect. The objectives of the 2012 Order are to perform Corrective Measure Studies, implement remedies if necessary, and implement and maintain institutional controls if required at the Walter Coke facility.

        The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At June 30, 2014, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. As of June 30, 2014, the amount of this accrual was not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.

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

        These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claimed violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead Plaintiffs filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter Energy, in addition to the previously named defendants. Defendants filed a Motion to Dismiss the amended complaint on October 4, 2012. On January 29, 2013, the court denied that motion without prejudice. Defendants answered the complaint on February 15, 2013. The parties are now in the process of discovery. Plaintiffs filed a motion for class certification on August 15, 2013. On March 18, 2014, the Court denied Plaintiffs' motion for class certification without prejudice to refiling and rebriefing and stayed this litigation pending a decision by the United States Supreme Court in Halliburton Co., et al. v. Erica P. John Fund, Inc. ("Halliburton II"). Following the U.S. Supreme Court's decision in Halliburton II on June 23, 2014, the parties have until August 22, 2014 to file a motion with the Court requesting the stay be lifted and also to submit a jointly proposed briefing schedule on a second motion for class certification, if such a motion is desired by Plaintiffs.

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

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

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

Note 9—Derivative Financial Instruments

Interest Rate Swaps

        On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge is a three year amortizing interest rate swap based on a 1.17% fixed rate with quarterly fixed rate and floating rate payment dates beginning on July 18, 2011. The hedge will be settled upon maturity in July 2014

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

and is being accounted for as a cash flow hedge. Changes in the fair value of the effective portion of the hedge are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during the hedged transactions affect earnings. The Company recognized $1.1 million related to the effective portion of the hedge for the six months ended June 30, 2014 in interest expense, net in the Condensed Consolidated Statements of Operations. Upon the prepayment of term loan A in the first quarter of 2014, the interest rate swap became fully ineffective. The ineffective portion of the change in the fair value of the hedge is recognized directly in earnings. The Company recognized income of approximately $1.0 million and expense of $0.7 million for the three and six months ended June 30, 2014, respectively, related to the ineffective portion of the hedge in other income (loss) in the Condensed Consolidated Statements of Operations.

Interest Rate Cap

        On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap is to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3- month LIBOR. The structure of the hedge is a three year amortizing interest rate cap based on a strike price of 2.00% with quarterly fixed rate and floating rate payment dates beginning on July 7, 2011. The hedge will be settled upon maturity in July 2014 and is being accounted for as a cash flow hedge. Changes in the fair value of the hedge that take place through the date of maturity are reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

        The following table presents the fair values of the Company's derivative instruments as well as their classification within the Condensed Consolidated Balance Sheets (in thousands). See Note 11 for additional information related to the fair values of the Company's derivative instruments.

	June 30, 2014	December 31, 2013
Asset derivatives designated as cash flow hedging instruments:
Interest rate cap(1)	$—	$1
Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$1,019	$3,080

(1)
$1 thousand was included in other current assets within the Condensed Consolidated Balance Sheets as of December 31, 2013.

(2)
$1.0 million and $3.1 million were included within other current liabilities within the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 9—Derivative Financial Instruments (Continued)

        The following tables present the gains and losses from derivative instruments for the three and six months ended June 30, 2014 and 2013 and their location within the condensed consolidated financial statements (in thousands).

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as cash flow hedging instruments	2014	2013	2014	2013
Interest rate swaps	$—	$1,142	$—	$(614)
Interest rate cap	—	(2)	—	—

Total	$—	$1,140	$—	$(614)

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)		Loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings (ineffective portion)(2)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedging instruments	2014	2013	2014	2013	2014	2013
Interest rate swaps	$1,303	$2,482	$(677)	$(1,230)	$1,053	$—
Interest rate cap	—	(4)	—	—	—	—

Total	$1,303	$2,478	$(677)	$(1,230)	$1,053	$—

(1)
The effective portion of the interest rate swap amounts are reported within interest expense, net in the Condensed Consolidated Statements of Operations.

(2)
The ineffective portion of the interest rate swap is reported within other income (loss) in the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

        The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014, net of tax (in thousands).

	Pension and other postretirement plans	Unrealized gain/(loss) on hedges	Foreign currency translation adjustment	Total
Beginning balance as of December 31, 2013	$(165,150)	$(1,679)	$4,571	$(162,258)
Other comprehensive income before reclassifications	—	1,303	13,428	14,731
Amounts reclassified from accumulated other comprehensive income (loss)	7,017	376	—(1)	7,393

Net current-period other comprehensive income	7,017	1,679	13,428	22,124

Ending balance as of June 30, 2014	$(158,133)	$—	$17,999	$(140,134)

(1)
Foreign currency translation adjustments are reclassified from accumulated other comprehensive income (loss) to earnings upon sale or substantially complete liquidation of an investment in a foreign entity.

        The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains and losses on cash flow hedges:
Interest rate swaps (effective portion)	$(1,095)	Interest expense, net
Interest rate swaps (ineffective portion)	1,701	Other loss

	606	Total before tax
	(230)	Income tax benefit

	$376	Net of tax

Amortization of pension and postretirement benefit plans:
Prior service cost	$736	(a)
Net actuarial loss	8,976	(a)
Settlement loss	1,627	(a)

	11,339	Total before tax
	(4,322)	Income tax benefit

	$7,017	Net of tax

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

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

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

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

	June 30, 2014
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$—	$1,019	$—	$1,019

	December 31, 2013
	Fair Value Measurements Using
				Total Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$1	$—	$1
Liabilities:
Interest rate swaps	$—	$3,080	$—	$3,080

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

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 11—Fair Value of Financial Instruments (Continued)

        Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the Revolver at June 30, 2014 or December 31, 2013. The estimated fair value of the Company's debt is based on observable market data (Level 2). The carrying amounts and fair values of the Company's long-term debt (excluding capital obligations, equipment financing agreements and a discount on the Revolver of $7,437 as of June 30, 2014) are presented below (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 term loan A(1)	$—	$—	$401,052	$403,517
2011 term loan B(2)	$964,684	$912,152	$968,581	$959,838
9.875% senior notes(3)	$462,200	$287,138	$496,831	$431,250
8.50% senior notes	$450,000	$255,375	$450,000	$374,625
9.50% senior secured notes(4)	$447,656	$455,625	$447,492	$474,750
9.50% add-on senior secured notes(5)	$202,828	$202,500	$—	$—
11.0%/12.0% senior secured PIK toggle notes	$350,000	$288,750	$—	$—

(1)
Net of debt discount of $5,514 as of December 31, 2013.

(2)
Net of debt discount of $13,494 and $9,597 as of June 30, 2014 and December 31, 2013, respectively.

(3)
Net of debt discount of $2,800 and $3,169 as of June 30, 2014 and December 31, 2013, respectively.

(4)
Net of debt discount of $2,344 and $2,508 as of June 30, 2014 and December 31, 2013, respectively.

(5)
Includes a premium of $2,828 as of June 30, 2014.

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

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 12—Segment Information (Continued)

        Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
U.S. Operations	$298,685	$321,009	$629,349	$660,234
Canadian and U.K. Operations	79,044	119,873	160,621	271,317
Other	622	614	2,266	1,288

Total revenues	$378,351	$441,496	$792,236	$932,839

Segment operating income (loss):
U.S. Operations	$(30,409)	$37,333	$(24,539)	$30,376
Canadian and U.K. Operations	(66,426)	(66,347)	(119,044)	(115,113)
Other	(2,604)	(1,539)	(2,918)	(9,436)

Total operating loss	(99,439)	(30,553)	(146,501)	(94,173)
Less interest expense, net	(73,402)	(52,985)	(138,834)	(98,952)
Gain (loss) on extinguishment of debt	11,397	—	(2,492)	(6,001)
Other income (loss)	978	(714)	(778)	(609)

Loss before income tax benefit	(160,466)	(84,252)	(288,605)	(199,735)
Income tax benefit	(9,075)	(49,760)	(45,036)	(115,799)

Net loss	$(151,391)	$(34,492)	$(243,569)	$(83,936)

Depreciation and depletion:
U.S. Operations	$37,694	$31,189	$76,760	$78,662
Canadian and U.K. Operations	31,509	36,620	68,219	69,852
Other	613	511	1,261	996

Total	$69,816	$68,320	$146,240	$149,510

Capital expenditures:
U.S. Operations	$29,490	$38,803	$39,741	$66,204
Canadian and U.K. Operations	1,435	7,231	2,044	13,545
Other	270	190	1,691	502

Total	$31,195	$46,224	$43,476	$80,251

	June 30, 2014	December 31, 2013
Segment assets:
U.S. Operations	$1,230,287	$1,265,255
Canadian and U.K. Operations	3,667,691	3,687,925
Other	563,920	637,680

Total	$5,461,898	$5,590,860

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information

        In accordance with the indentures governing the 9.875% senior notes due December 2020 and the 8.50% senior notes due April 2021 (collectively the "Senior Notes"), as of June 30, 2014 certain 100% owned U.S. domestic restricted subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the subsidiaries which are guarantors under the senior notes, and (iv) the subsidiaries which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$255,620	$27	$37,825	$—	$293,472
Receivables, net	102,008	103,686	25,338	—	231,032
Intercompany receivables	—	179,412	60,357	(239,769)	—
Intercompany loans receivable	—	—	352	(352)	—
Inventories	—	130,447	144,035	—	274,482
Deferred income taxes	26,390	4,733	956	—	32,079
Prepaid expenses	1,457	38,683	5,221	—	45,361
Assets held for sale	—	24,150	—	—	24,150
Other current assets	9,666	478	2,360	—	12,504

Total current assets	395,141	481,616	276,444	(240,121)	913,080
Mineral interests, net	—	6,897	2,880,715	—	2,887,612
Property, plant and equipment, net	7,680	712,731	826,869	—	1,547,280
Deferred income taxes	3,046	7,990	—	(11,036)	—
Investment in subsidiaries	3,435,398	81,384	—	(3,516,782)	—
Other long-term assets	85,925	18,718	9,283	—	113,926

	$3,927,190	$1,309,336	$3,993,311	$(3,767,939)	$5,461,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$7,461	$7,892	$—	$15,353
Accounts payable	6,968	42,342	11,141	—	60,451
Accrued expenses	45,962	60,237	36,632	—	142,831
Intercompany payables	239,769	—	—	(239,769)	—
Intercompany loans payable	352	—	—	(352)	—
Accumulated other postretirement benefits obligation	945	29,942	—	—	30,887
Other current liabilities	179,634	21,313	24,766	—	225,713

Total current liabilities	473,630	161,295	80,431	(240,121)	475,235
Long-term debt	2,869,931	9,355	1,665	—	2,880,951
Accumulated other postretirement benefits obligation	(497)	575,353	—	—	574,856
Deferred income taxes	—	—	794,627	(11,036)	783,591
Other long-term liabilities	26,791	81,079	82,060	—	189,930

Total liabilities	3,369,855	827,082	958,783	(251,157)	4,904,563
Stockholders' equity	557,335	482,254	3,034,528	(3,516,782)	557,335

Total liabilities and stockholders' equity	$3,927,190	$1,309,336	$3,993,311	$(3,767,939)	$5,461,898

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

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

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$277,856	$100,126	$—	$377,982
Miscellaneous income (loss)	324	1,822	(1,777)	—	369

	324	279,678	98,349	—	378,351

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	226,588	117,173	—	343,761
Depreciation and depletion	613	31,840	37,363	—	69,816
Selling, general and administrative	1,961	10,935	6,106	—	19,002
Postretirement benefits	(44)	13,913	—	—	13,869
Restructuring and asset impairments	514	23,686	7,142	—	31,342

	3,044	306,962	167,784	—	477,790

Operating loss	(2,720)	(27,284)	(69,435)	—	(99,439)
Interest expense, net	(72,338)	(292)	(772)	—	(73,402)
Gain on extinguishment of debt	11,397	—	—	—	11,397
Other income (loss)	981	—	(3)	—	978

Loss before income tax expense (benefit)	(62,680)	(27,576)	(70,210)	—	(160,466)
Income tax expense (benefit)	16,128	(7,753)	(17,450)	—	(9,075)

Equity in net losses of subsidiaries	(72,583)	—	—	72,583	—

Net loss	$(151,391)	$(19,823)	$(52,760)	$72,583	$(151,391)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$299,198	$138,600	$—	$437,798
Miscellaneous income	220	779	2,699	—	3,698

	220	299,977	141,299	—	441,496

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	211,314	156,302	—	367,616
Depreciation and depletion	511	33,673	34,136	—	68,320
Selling, general and administrative	3,939	13,921	9,269	—	27,129
Postretirement benefits	(55)	14,780	—	—	14,725
Restructuring and asset impairments	—	(9,063)	3,322	—	(5,741)

	4,395	264,625	203,029	—	472,049

Operating income (loss)	(4,175)	35,352	(61,730)	—	(30,553)
Interest income (expense), net	(57,131)	6,303	(2,157)	—	(52,985)
Other loss	—	—	(714)	—	(714)

Income (loss) before income tax expense (benefit)	(61,306)	41,655	(64,601)	—	(84,252)
Income tax expense (benefit)	(22,108)	8,533	(36,185)	—	(49,760)

Equity in earnings of subsidiaries	4,706	—	—	(4,706)	—

Net income (loss)	$(34,492)	$33,122	$(28,416)	$(4,706)	$(34,492)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$583,898	$199,313	$—	$783,211
Miscellaneous income	979	3,694	4,352	—	9,025

	979	587,592	203,665	—	792,236

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	461,954	231,682	—	693,636
Depreciation and depletion	1,261	67,048	77,931	—	146,240
Selling, general and administrative	3,114	23,871	12,796	—	39,781
Postretirement benefits	(88)	27,826	—	—	27,738
Restructuring and asset impairments	514	23,686	7,142	—	31,342

	4,801	604,385	329,551	—	938,737

Operating loss	(3,822)	(16,793)	(125,886)	—	(146,501)
Interest income (expense), net	(144,742)	6,962	(1,054)	—	(138,834)
Loss on extinguishment of debt	(2,492)	—	—	—	(2,492)
Other loss	(719)		(59)	—	(778)

Loss before income tax benefit	(151,775)	(9,831)	(126,999)	—	(288,605)
Income tax benefit	(2,433)	(4,359)	(38,244)	—	(45,036)

Equity in net losses of subsidiaries	(94,227)	—	—	94,227	—

Net loss	$(243,569)	$(5,472)	$(88,755)	$94,227	$(243,569)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$614,010	$313,397	$—	$927,407
Miscellaneous income	773	2,969	1,690	—	5,432

	773	616,979	315,087	—	932,839

Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	458,991	329,559	—	788,550
Depreciation and depletion	996	74,083	74,431	—	149,510
Selling, general and administrative	10,150	27,254	20,399	—	57,803
Postretirement benefits	(110)	29,560	—	—	29,450
Restructuring and asset impairments	—	(8,947)	10,646	—	1,699

	11,036	580,941	435,035	—	1,027,012

Operating income (loss)	(10,263)	36,038	(119,948)	—	(94,173)
Interest income (expense), net	(108,627)	13,283	(3,608)	—	(98,952)
Loss on extinguishment of debt	(6,001)	—	—	—	(6,001)
Other loss	—	—	(609)	—	(609)

Income (loss) before income tax expense (benefit)	(124,891)	49,321	(124,165)	—	(199,735)
Income tax expense (benefit)	(48,775)	5,137	(72,161)	—	(115,799)

Equity in net losses of subsidiaries	(7,820)	—	—	7,820	—

Net income (loss)	$(83,936)	$44,184	$(52,004)	$7,820	$(83,936)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(151,391)	$(19,823)	$(52,760)	$72,583	$(151,391)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	3,498	3,187	—	(3,187)	3,498
Change in foreign currency translation adjustment	11,264	—	11,264	(11,264)	11,264

Total other comprehensive income	14,762	3,187	11,264	(14,451)	14,762

Total comprehensive loss	$(136,629)	$(16,636)	$(41,496)	$58,132	$(136,629)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(34,492)	$33,122	$(28,416)	$(4,706)	$(34,492)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	4,658	—	—	—	4,658
Change in unrealized gain on hedges, net of tax	526	16	—	(16)	526
Change in foreign currency translation adjustment	(1,461)	—	(1,461)	1,461	(1,461)
Change in unrealized gain on investments	(1)	—	(1)	1	(1)

Total other comprehensive income (loss)	3,722	16	(1,462)	1,446	3,722

Total comprehensive income (loss)	$(30,770)	$33,138	$(29,878)	$(3,260)	$(30,770)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(243,569)	$(5,472)	$(88,755)	$94,227	$(243,569)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	7,017	6,991	—	(6,991)	7,017
Change in unrealized gain on hedges, net of tax	1,679	3	—	(3)	1,679
Change in foreign currency translation adjustment	13,428	—	13,428	(13,428)	13,428

Total other comprehensive income	22,124	6,994	13,428	(20,422)	22,124

Total comprehensive income (loss)	$(221,445)	$1,522	$(75,327)	$73,805	$(221,445)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(83,936)	$44,184	$(52,004)	$7,820	$(83,936)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	9,317	—	—	—	9,317
Change in unrealized gain on hedges, net of tax	1,248	37	—	(37)	1,248
Change in foreign currency translation adjustment	(17,086)	—	(17,086)	17,086	(17,086)
Change in unrealized gain on investments	43	—	43	(43)	43

Total other comprehensive income (loss)	(6,478)	37	(17,043)	17,006	(6,478)

Total comprehensive income (loss)	$(90,414)	$44,221	$(69,047)	$24,826	$(90,414)

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(112,535)	$95,649	$(22,122)	$—	$(39,008)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,691)	(37,428)	(4,357)	—	(43,476)
Intercompany loans made	(3,700)	—	—	3,700	—
Intercompany loans received	1,828	—	—	(1,828)	—
Other	—	—	(350)	—	(350)

Cash flows used in investing activities	(3,563)	(37,428)	(4,707)	1,872	(43,826)

FINANCING ACTIVITIES
Proceeds from issuance of debt	553,000	—	—	—	553,000
Retirements of debt	(406,566)	(3,590)	(3,968)	—	(414,124)
Dividends paid	(1,284)	—	—	—	(1,284)
Debt issuance costs	(21,325)	—	—	—	(21,325)
Advances from (to) consolidated entities	13,934	(54,705)	40,771	—	—
Intercompany borrowings	—	—	3,700	(3,700)	—
Intercompany payments made	—	—	(1,828)	1,828	—
Other	(191)	—	—	—	(191)

Cash flows provided by (used in) financing activities	137,568	(58,295)	38,675	(1,872)	116,076

Effect of foreign exchange rates on cash	—	—	(588)	—	(588)

Net increase (decrease) in cash and cash equivalents	21,470	(74)	11,258	—	32,654
Cash and cash equivalents at beginning of period	234,150	101	26,567	—	260,818

Cash and cash equivalents at end of period	$255,620	$27	$37,825	$—	$293,472

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(130,045)	$112,000	$(6,057)	$—	$(24,102)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(459)	(58,130)	(21,662)	—	(80,251)
Intercompany notes issued	(54,736)	—	—	54,736	—
Intercompany notes proceeds	23,500	—	—	(23,500)	—
Investments in subsidiaries	(50,103)	—	—	50,103	—
Other	—	—	964	—	964

Cash flows used in investing activities	(81,798)	(58,130)	(20,698)	81,339	(79,287)

FINANCING ACTIVITIES
Proceeds from issuance of debt	450,000	—	—	—	450,000
Retirements of debt	(250,000)	(4,903)	(4,297)	—	(259,200)
Dividends paid	(15,638)	—	—	—	(15,638)
Debt issuance costs	(15,080)	—	—	—	(15,080)
Advances from (to) consolidated entities	95,962	(49,028)	(46,934)	—	—
Intercompany notes borrowings	—	—	54,736	(54,736)	—
Intercompany notes payments	—	—	(23,500)	23,500	—
Investment from Parent	—	—	50,103	(50,103)	—
Other	(600)	—	—	—	(600)

Cash flows provided by (used in) financing activities	264,644	(53,931)	30,108	(81,339)	159,482

Effect of foreign exchange rates on cash	—	—	(1,816)	—	(1,816)

Net increase (decrease) in cash and cash equivalents	52,801	(61)	1,537	—	54,277
Cash and cash equivalents at beginning of period	83,833	61	32,707	—	116,601

Cash and cash equivalents at end of period	$136,634	$—	$34,244	$—	$170,878

Note 14—Subsequent Events

Credit Agreement Amendments

        On July 7, 2014, the Company entered into an amendment (the "Seventh Amendment") to the 2011 Credit Agreement dated as of April 1, 2011 (as amended, the "Credit Agreement"), which, among other things, modified the financial maintenance ratio to be unlimited for the quarter ended June 30, 2014 so long as the Company issued at least $275.0 million of additional first lien notes within seven days (or such longer period during the fiscal quarter ending September 30, 2014 as may be determined by the administrative agent of the Credit Agreement) of the effective date of the Seventh Amendment.

WALTER ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

Note 14—Subsequent Events (Continued)

On July 14, 2014, concurrently with the closing of the issuance of $320.0 million aggregate principal amount of 9.50% Senior Secured Notes (the "New First Lien Notes"), the financial maintenance ratio for the second quarter of 2014 became unlimited.

        On July 8, 2014, the Company entered into an amendment (the "Eighth Amendment") to the Credit Agreement, which, among other things, provided the Company with an additional tranche of revolving loan commitments (the "New Revolving Credit Facility Tranche") in the amount of $61.2 million, thereby increasing the total available commitments under the revolving credit facility in the Credit Agreement to $375.0 million. The New Revolving Credit Facility Tranche would have matured in 2017. Effectiveness of the Eighth Amendment was conditioned upon the Company pricing a bond offering in an aggregate principal amount of no less than $275.0 million and certain other conditions, including making arrangements so that, immediately after giving effect to the funding of any loans under the New Revolving Credit Facility Tranche, proceeds of such bond issuance are applied to repay certain revolving loans and permanently terminate certain revolving commitments (including the New Revolving Credit Facility Tranche), required under the Credit Agreement. The Eighth Amendment also reduced the amount available under the 2016 revolver from $69.0 million to $16.9 million and reduced the amount available under the 2017 revolver from $244.8 million to $60.0 million for total availability of $76.9 million. On July 14, 2014, concurrently with the closing of the issuance of the New First Lien Notes, the Eighth Amendment became effective and the New Revolving Credit Facility Tranche was terminated.

New First Lien Notes

        On July 14, 2014, the Company issued the New First Lien Notes. The New First Lien Notes are an addition to the $450.0 million aggregate principal amount of the Company's 9.50% Senior Secured Notes due 2019 that were issued on September 27, 2013 and the $200.0 million aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the "9.50% Add-On Senior Secured Notes") that were issued on March 27, 2014 (collectively, the "First Lien Notes"). The First Lien Notes will mature on October 15, 2019, and interest is payable on April 15 and October 15 of each year. The next interest payment date for the First Lien Notes is October 15, 2014.

        The First Lien Notes are unconditionally guaranteed, jointly and severally, by the Guarantors. The First Lien Notes and the guarantees are secured on a first priority basis, equally and ratably with the Company's Credit Agreement and any future pari passu secured obligations (subject to permitted liens) on substantially all of the Company's and the Guarantor's property and assets, which also secure the Company's 11.0%/12.0% Senior Secured PIK Toggle Notes due 2020 (the "Second Lien Notes") on a second priority basis.

        At any time prior to October 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes with the net cash proceeds from certain equity offerings, at a redemption price of 109.50% of the aggregate principal amount. The Company may redeem the First Lien Notes, in whole or in part, prior to October 15, 2016, at a redemption price equal to 100% of the aggregate principal amount of the First Lien Notes plus a "make-whole" premium. The Company may redeem the First Lien Notes, in whole or in part at redemption prices equal to 107.125% for the year commencing October 15, 2016, 102.375% for the year commencing October 15, 2017 and 100% beginning on October 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the First Lien Notes, the Company will be required to offer to repurchase each holder's First Lien Notes at a price equal to 101% of the aggregate principal amount.

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

  •
  Potential cyber-attacks or other security breaches; and

  •
  Other factors, including the other factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report filed on Form 10-K for the year ended December 31, 2013 and as updated by any subsequent Form 10-Qs, including this Form 10-Q, or other documents that we file with the Securities and Exchange Commission.

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

        We currently operate five active coal mines, a coke plant and a coal bed methane extraction operation located in Alabama and West Virginia. We have curtailed and idled mines in Northeast British Columbia in Canada and South Wales in the U.K. We operate our business through the U.S. Operations and Canadian and U.K. Operations principal business segments. The U.S. Operations segment includes the operations of our underground mines, surface mines, coke plant and natural gas operations located in Alabama and our underground and surface mining operations located in West Virginia.

        The Canadian and U.K. Operations segment includes surface mines in Northeast British Columbia (Canada) and an underground development mine in South Wales (U.K.). The Canadian mining operations consist of three metallurgical coal surface mines in Northeast British Columbia (the Wolverine mine, the Brule mine, and the Willow Creek mine). The Willow Creek mine operations were curtailed during the first half of 2013, the Wolverine mine was idled in April 2014 and the Brazion operations (which include the Company's Brule and Willow Creek mines) were idled in June 2014. The Company will continue to operate the preparation plant at the Willow Creek mine to complete processing of coal inventory that has already been mined. Our U.K. mining operation consists of an underground development mine located in South Wales that produces anthracite coal, which can be sold as low-volatile PCI coal.

        Sales of metallurgical coal for the three months ended June 30, 2014 were 2.7 million metric tons and accounted for approximately 92% of our coal sales volume. Comparatively, for the three months ended June 30, 2013, sales of metallurgical coal were 2.4 million metric tons and accounted for approximately 89% of our coal sales volume.

        Sales of thermal coal for the three months ended June 30, 2014 were 222 thousand metric tons and accounted for approximately 8% of our coal sales volume. Comparatively, for the three months ended June 30, 2013, sales of thermal coal were 317 thousand metric tons and accounted for approximately 11% of our coal sales volume.

Industry Overview and Outlook

        The global metallurgical coal market remains challenged due to issues of overcapacity in the global steel and metallurgical coal mining industries. The metallurgical coal benchmark for the third quarter of 2014 settled at approximately $120 per metric ton which is consistent with the second quarter of 2014 benchmark and represents a $25 per metric ton decrease from the negotiated third quarter 2013 benchmark price.

        Although the current metallurgical coal market remains weak, there are some positive signs in the market. According to the World Steel Association, world crude steel production in the six months ended June 30, 2014 increased 2.5% compared to the same period in the prior year. In Europe, for the six months ended June 30, 2014 steel production grew by approximately 4% as compared to the prior year. Germany's steel production increased approximately 4% due to the strong automotive market and the U.K. increased more than 7%. China's crude steel production for the six months ended June 30, 2014 increased approximately 3% over the prior year. Elsewhere in Asia, South Korea's steel production increased approximately 9% due to the start of a third blast furnace by Hyundai Steel and steel production in Japan and India increased approximately 1%. On the global metallurgical coal production side, there have been global production cuts of approximately 22 million tons announced in 2014, the majority of which have been in the U.S. and Canada. Although there still remains an excess of metallurgical coal in the market, we believe these signs reflect positive trends in both supply and demand that are encouraging. Global metallurgical coal demand is projected to continue to grow modestly with an expected increase in global steel production. Global steel production grew by 3.6% in 2013 and is expected to grow an additional 3.1% in 2014 and 3.3% in 2015 driven largely by the Chinese market, which accounts for 45-50% of global steel production. Steel consumption in the Europe Union is also expected to grow 3.1% in 2014 according to the World Steel Association, following a decline in 2013 and 2012. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected.

        We believe the long-term demand for metallurgical coal within all of our markets to be strong as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market. We remain committed to aggressively controlling costs and improving operating performance. Although we have responded to the short-term deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, which include our Canadian operations, we have the capability to increase our metallurgical coal production when the market rebounds to take advantage of potential opportunities in this highly volatile market.

        In conjunction with the announcement of our idling of the remaining Canadian operations, we have revised our full year 2014 target metallurgical coal production to be between 9.0 and 10.0 million metric tons and full year 2014 metallurgical coal sales volumes are estimated to total between 9.5 and 10.5 million metric tons, a reduction from the previous sales volume outlook of 10.5 to 11.5 million metric tons, primarily due to the Company's principal coal transportation provider at the Brule mine within the Canada and U.K. Operations segment ceasing operations in June 2014.

RESULTS OF OPERATIONS

Summary Operating Results for the
Three Months Ended June 30, 2014 and 2013

	For the three months ended June 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$297,077	$80,845	$60	$377,982
Miscellaneous income (loss)	1,608	(1,801)	562	369

Revenues	298,685	79,044	622	378,351
Cost of sales (exclusive of depreciation and depletion)	242,198	101,542	21	343,761
Depreciation and depletion	37,694	31,509	613	69,816
Selling, general and administrative	11,566	5,314	2,122	19,002
Postretirement benefits	13,913	—	(44)	13,869
Restructuring and asset impairments	23,723	7,105	514	31,342

Operating loss	$(30,409)	$(66,426)	$(2,604)	(99,439)

Interest expense, net				(73,402)
Gain on extinguishment of debt				11,397
Other income, net				978
Income tax benefit				9,075

Net loss				$(151,391)

	For the three months ended June 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$320,591	$117,207	$—	$437,798
Miscellaneous income	418	2,666	614	3,698

Revenues	321,009	119,873	614	441,496
Cost of sales (exclusive of depreciation and depletion)	231,536	136,053	27	367,616
Depreciation and depletion	31,189	36,620	511	68,320
Selling, general and administrative	15,235	10,225	1,669	27,129
Postretirement benefits	14,779	—	(54)	14,725
Restructuring and asset impairments	(9,063)	3,322	—	(5,741)

Operating income (loss)	$37,333	$(66,347)	$(1,539)	(30,553)

Interest expense, net				(52,985)
Other loss, net				(714)
Income tax benefit				49,760

Net loss				$(34,492)

	Dollar variance for the three months ended June 30, 2014 versus 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(23,514)	$(36,362)	$60	$(59,816)
Miscellaneous income (loss)	1,190	(4,467)	(52)	(3,329)

Revenues	(22,324)	(40,829)	8	(63,145)
Cost of sales (exclusive of depreciation and depletion)	10,662	(34,511)	(6)	(23,855)
Depreciation and depletion	6,505	(5,111)	102	1,496
Selling, general and administrative	(3,669)	(4,911)	453	(8,127)
Postretirement benefits	(866)	—	10	(856)
Restructuring and asset impairments	32,786	3,783	514	37,083

Operating income (loss)	$(67,742)	$(79)	$(1,065)	(68,886)

Interest expense, net				(20,417)
Gain on extinguishment of debt				11,397
Other income, net				1,692
Income tax benefit				(40,685)

Net loss				$(116,899)

Summary of Second Quarter Consolidated Results of Operations

        Our net loss for the three months ended June 30, 2014 was $151.4 million, or $2.33 per diluted share, which compares to a net loss of $34.5 million, or $0.55 per diluted share, for the three months ended June 30, 2013. The net loss was primarily due to a decrease of $36.20, or 24.1%, in the average selling price of our metallurgical coal due to excess supply within the global market. Earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA") for the second quarter of 2014 decreased $54.3 million as compared with the second quarter of 2013 due to a decrease in gross profit as a result of a decrease in the average net selling price of coal, an increase in restructuring and asset impairment charges as a result of idling the Canadian operations and an impairment charge due to reducing the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell. These items were partially offset by a decrease in selling, general and administrative expenses. A reconciliation of net loss to EBITDA is presented in the following Liquidity and Capital Resources section.

        The $63.1 million decrease in revenues for the three months ended June 30, 2014 as compared with the second quarter of 2013 was primarily due to a $98.1 million decrease in revenues as a result of a $36.20, or 24.1%, decrease in the average selling price per metric ton of our metallurgical coal resulting from lower worldwide sales prices for metallurgical coal and a net $4.1 million decrease in revenue due to a decrease in thermal coal sales volume offset partially by an increase in thermal coal prices. These decreases in revenues were offset partially by an increase in revenue of $40.6 million due to increased metallurgical coal sales volume.

        The $23.9 million decrease in cost of sales, exclusive of depreciation and depletion, for the three months ended June 30, 2014 as compared with the second quarter of 2013 was primarily the result of significant decreases in per metric ton cash cost of sales for our metallurgical coal within all of our operations due to the Company's improvement in cost performance. Cost of sales decreased approximately $60.6 million due to a decrease in the average cash cost of sales per metric ton of metallurgical coal sold of approximately 18.3%, decreased approximately $10.5 million due to a decrease in thermal coal sales volume and average cash cost of sales and decreased $7.1 million due to a decrease in cost of sales within our metallurgical coke and coal bed methane gas operations. This decrease was offset by an increase in cost of sales of $33.1 million due to a 270 thousand metric ton, or 11.1%, increase in metallurgical tons sold and an increase of $10.9 million in cost of sales related to the idling of the Canadian operations, of which $6.4 million relates to transportation take or pay charges and $4.5 million relates to idle mine costs.

        Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of coal sales, exclusive of depreciation and depletion, divided by consolidated revenues, was 9.1% for the three months ended June 30, 2014 compared with 16.7% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was 18.9% and (28.5)%, respectively, for the three months ended June 30, 2014 compared with 27.9% and (13.5)%, respectively, in the prior year period.

        The decrease in margins within our U.S. Operations and Canadian and U.K. Operations primarily reflects the deterioration in metallurgical coal market conditions. As a result, we have curtailed, and in some cases idled, higher-cost and lower-quality coal mines. We will continue to monitor margins within all of our operations and will continue to idle operations that are not economic under current conditions.

        The $8.1 million, or 30.0%, decrease in selling, general and administrative expense for the three months ended June 30, 2014 as compared with the second quarter of 2013 was primarily attributable to our cost containment initiatives that we began in 2013 and a reduction in professional fees as the prior year included professional fees associated with the proxy challenge.

        The operating results for the three months ended June 30, 2014 include restructuring and asset impairment charges of $31.3 million, which are comprised of an asset impairment charge of $23.0 million to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell and restructuring charges of $8.3 million primarily incurred in connection with the idling of the Canadian operations. The results for the three months ended June 30, 2013 include a restructuring and asset impairment benefit of $5.7 million, which includes a gain of $17.0 million due to the release of a below market contract liability that was acquired through the acquisition of North River offset by $8.0 million of expense related to the accelerated closure of the North River mine in the U.S. Operations segment and $3.3 million of expense related to the curtailment of the Willow Creek mine in the Canada and U.K. Operations segment.

        The $20.4 million increase in interest expense, net for the three months ended June 30, 2014 as compared with the second quarter of 2013 was primarily due to an increase in long-term debt combined with an increase in the effective interest rates on outstanding debt obligations due to the amendments to the 2011 Credit Agreement and the issuance of senior notes.

        The $11.4 million net gain on extinguishment of debt for the three months ended June 30, 2014 was recognized upon the extinguishment of $35.0 million of 9.875% Senior Notes in exchange for shares of common stock.

        The effective tax rate for the three months ended June 30, 2014 was 5.7% compared with 59.1% for the same period in the prior year. The difference between the rates was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. The effective tax rates for both periods also reflects the benefits of the losses of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 2.0 million metric tons for the three months ended June 30, 2014, representing an increase of 420 thousand metric tons, or 25.9%, compared with 1.6 million metric tons for the same period in 2013. Our hard coking coal production totaled 1.9 million metric tons in the second quarter of 2014, which is relatively consistent with the 2.1 million metric tons produced in the second quarter of 2013. The average selling price of hard coking coal in the second quarter of 2014 was $113.64 per metric ton, representing a 26.2% decrease from the average selling price of $153.99 per metric ton for the same period in 2013. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply. Our average cash cost of sales per metric ton of hard coking coal sold during the second quarter of 2014 was $90.83, representing a decrease of $10.29, or 10.2%, from the $101.12 average cash cost of sales per ton sold during the second quarter of 2013.

        Thermal coal sales totaled 196 thousand metric tons for the three months ended June 30, 2014, representing a decrease of 109 thousand metric tons, or 35.7%, compared with 305 thousand metric tons sold during the same period in 2013. Our average selling price of thermal coal for the three months ended June 30, 2014 was $75.03 per metric ton, representing an increase of 10.3%, compared to $68.03 per metric ton for the same period in 2013. Thermal coal production totaled 140 thousand metric tons for the three months ended June 30, 2014, representing a decrease of 65.6%, compared with 407 thousand metric tons produced during the same period in 2013. This was primarily due to the closure of the Alabama North River mine in the fourth quarter of 2013. The average cash cost of sales per metric ton of thermal coal sold for the three months ended June 30, 2014 was $89.20 per metric ton compared with $92.48 per metric ton for the same period in 2013.

        Statistics for U.S. Operations are presented in the following table:

	Three months ended June 30,
	2014	2013
Tons of hard coking coal sold(1) (in thousands)	2,041	1,621
Tons of hard coking coal produced (in thousands)	1,924	2,070
Average hard coking coal selling price(1) (per metric ton)	$113.64	$153.99
Average hard coking coal cash cost of sales(1) (per metric ton)	$90.83	$101.12
Average hard coking coal cash cost of production (per metric ton)	$70.34	$68.22
Tons of thermal coal sold (in thousands)	196	305
Tons of thermal coal produced (in thousands)	140	407
Average thermal coal selling price (per metric ton)	$75.03	$68.03
Average thermal coal cash cost of sales (per metric ton)	$89.20	$92.48
Average thermal coal cash cost of production (per metric ton)	$55.40	$63.34

(1)
Includes sales of both produced and purchased coal.

        The $22.3 million decrease in our U.S. Operations segment reported revenues for the three months ended June 30, 2014 compared to the same period in the prior year was primarily attributable to a $82.4 million decrease due to a $40.35, or 26.2%, decrease in the average selling price of hard coking coal and a decrease of $6.0 million primarily due to a decrease in thermal coal sales. These decreases in revenue were offset partially by an increase in revenue of $64.7 million due to a 420 thousand or 25.9% increase in hard coking coal sales volume and an increase in revenue of $1.4 million within our metallurgical coke and gas operations.

        The $10.7 million increase in cost of sales, exclusive of depreciation and depletion, as compared with the second quarter of 2013 is primarily due to an increase of $42.5 million due to a 420 thousand, or 25.9%, increase in hard coking coal sales offset partially by a decrease in cost of sales of $31.5 million due to a $10.29 per metric ton, or 10.2%, decrease in the average cash cost of sales per ton of hard coking coal sold, a 109 thousand, or 35.7%, decrease in thermal coal sales, and a $3.28 decrease in average thermal coal cash cost of sales. The decrease in per metric ton cash cost of sales was primarily due to increased volume and cost reduction driven by continued improvements in our cost performance within the operations. The decrease in thermal coal sales volume is due to the closure of the Alabama North River mine in the fourth quarter of 2013.

        Consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $22.81 and $52.87, respectively, for the three months ended June 30, 2014 and 2013. While margins within our U.S. Operations have decreased in the short-term, we believe global metallurgical coal demand will continue to grow modestly with global steel production in the long-term. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected. We will continue to monitor the margins within our U.S. Operations and will idle operations that are not economic under current market conditions.

        The current quarter includes restructuring and asset impairment charges of $23.7 million which is comprised of an asset impairment charge of $23.0 million to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell and restructuring charges of $0.7 million. The restructuring and asset impairment benefit of $9.1 million in the prior year comparable quarter is attributable to a gain recognized due to the release of a below market contract liability that was obtained through the acquisition of North River offset by impairment charges related to the accelerated closure of the North River mine.

        Our U.S. Operations segment reported an operating loss of $30.4 million for the three months ended June 30, 2014, compared to operating income of $37.3 million in the same period in 2013. The decrease in operating income was primarily due to an increase in restructuring and asset impairment charges of $32.8 million combined with a decrease in revenues due to the decline in the average selling price of hard coking coal.

  Canadian and U.K. Operations

        Metallurgical coal sales for the three months ended June 30, 2014 consisted of 315 thousand metric tons of hard coking coal at an average selling price of $123.35 per metric ton and 354 thousand metric tons of low-volatile PCI coal at an average selling price of $109.37 per metric ton. Metallurgical coal sales in the second quarter of 2013 consisted of 354 thousand metric tons of hard coking coal at an average selling price of $153.51 per metric ton and 465 thousand metric tons of low-volatile PCI coal at an average selling price of $135.55 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the second quarter of 2014 was $128.18, representing a $40.55, or 24.0%, decrease from the average cash cost of sales per ton of hard coking coal sold during the second quarter of 2013 of $168.73. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the second quarter of 2014 was $124.76 representing a $34.72, or 21.8%, decrease from the average cash cost of sales per ton of low-volatile PCI coal sold during the second quarter of 2013 of $159.48. The decreases in average cash cost of sales per ton were primarily driven by continued improvement in our company-wide cost performance.

        Our Canadian and U.K. Operations segment produced a total of 73 thousand metric tons of hard coking coal and 446 thousand metric tons of low-volatile PCI coal in the second quarter of 2014. During the second quarter of 2013, the segment produced 414 thousand metric tons of hard coking coal and 465 thousand metric tons of low-volatile PCI coal. The decrease in hard coking coal production was primarily due to the idling of the Wolverine mine in April 2014.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended June 30,
	2014	2013
Tons of metallurgical coal sold (in thousands)	669	819
Tons of metallurgical coal produced (in thousands)	519	879
Average metallurgical coal selling price (per metric ton)	$115.96	$143.31
Average metallurgical cash cost of sales (per metric ton)	$126.78	$163.43
Average metallurgical coal cash cost of production (per metric ton)	$82.71	$102.62
Tons of hard coking coal sold (in thousands)	315	354
Tons of hard coking coal produced (in thousands)	73	414
Average hard coking coal selling price (per metric ton)	$123.35	$153.51
Average hard coking coal cash cost of sales (per metric ton)	$128.18	$168.73
Average hard coking coal cash cost of production (per metric ton)	$133.69	$123.24
Tons of low-volatile PCI coal sold (in thousands)	354	465
Tons of low-volatile PCI coal produced (in thousands)	446	465
Average low-volatile PCI coal selling price (per metric ton)	$109.37	$135.55
Average low-volatile PCI coal cash cost of sales (per metric ton)	$124.76	$159.48
Average low-volatile PCI coal cash cost of production (per metric ton)	$73.31	$84.24

        The $40.8 million decrease in segment reported revenues for the second quarter of 2014 compared to the same period in the prior year was attributable to a decrease in revenue of $21.5 million due to a decrease of 150 thousand, or 18.3%, in hard coking and low-volatile PCI tons sold combined with a decrease in revenue of $18.3 million due to a decrease of 19.6% and 19.3% in the average selling price of hard coking coal and low-volatile PCI coal, respectively.

        The $34.5 million decrease in cost of sales, exclusive of depreciation and depletion, in the segment for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a decrease in cost of sales of $49.0 million as a result of a decrease in metallurgical tons sold combined with a decrease in the average cash cost of sales per ton of metallurgical tons sold. The decrease is offset partially by an $10.9 million increase in cost of sales due to the idling of the Canadian operations, of which $6.4 million relates to transportation take or pay charges related to port shortfall commitments and $4.5 million relates to idle mine costs. The shortfall is the proportionate share of the total estimated shortfall penalty for the year allocated to the tons shipped in the current quarter.

        Consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $(10.82) and $(20.12), respectively, for the three months ended June 30, 2014 and 2013. Our margins within our Canadian and U.K. Operations in the short-term remain under pressure. As a result, we have responded to the short-term deterioration in market conditions by idling the Canadian operations. We believe the long-term demand for metallurgical and low-volatile PCI coal within our Canadian and U.K. Operations to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.

        The current year includes restructuring and asset impairment charges of $7.1 million incurred in connection with the idling of the Canadian operations in the current quarter. The restructuring and asset impairment charge of $3.3 million in the prior year is attributable to charges incurred in connection with the curtailment of operations at our Willow Creek mine.

        Our Canadian and U.K. Operations segment reported an operating loss of $66.4 million for the three months ended June 30, 2014, which is consistent with an operating loss of $66.3 million in the prior period.

Summary Operating Results for the
Six Months Ended June 30, 2014 and 2013

	For the six months ended June 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$626,868	$156,283	$60	$783,211
Miscellaneous income	2,481	4,338	2,206	9,025

Revenues	629,349	160,621	2,266	792,236
Cost of sales (exclusive of depreciation and depletion)	500,255	193,349	32	693,636
Depreciation and depletion	76,760	68,219	1,261	146,240
Selling, general and administrative	25,324	10,992	3,465	39,781
Postretirement benefits	27,826	—	(88)	27,738
Restructuring and asset impairments	23,723	7,105	514	31,342

Operating loss	$(24,539)	$(119,044)	$(2,918)	(146,501)

Interest expense, net				(138,834)
Loss on extinguishment of debt				(2,492)
Other loss, net				(778)
Income tax benefit				45,036

Net loss				$(243,569)

	For the six months ended June 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$657,332	$270,010	$65	$927,407
Miscellaneous income	2,902	1,307	1,223	5,432

Revenues	660,234	271,317	1,288	932,839
Cost of sales (exclusive of depreciation and depletion)	501,084	287,424	42	788,550
Depreciation and depletion	78,662	69,852	996	149,510
Selling, general and administrative	29,500	18,508	9,795	57,803
Postretirement benefits	29,559	—	(109)	29,450
Restructuring and asset impairments	(8,947)	10,646	—	1,699

Operating income (loss)	$30,376	$(115,113)	$(9,436)	(94,173)

Interest expense, net				(98,952)
Loss on extinguishment of debt				(6,001)
Other loss, net				(609)
Income tax benefit				115,799

Net loss				$(83,936)

	Dollar variance for the six months ended June 30, 2014 versus 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(30,464)	$(113,727)	$(5)	$(144,196)
Miscellaneous income (loss)	(421)	3,031	983	3,593

Revenues	(30,885)	(110,696)	978	(140,603)
Cost of sales (exclusive of depreciation and depletion)	(829)	(94,075)	(10)	(94,914)
Depreciation and depletion	(1,902)	(1,633)	265	(3,270)
Selling, general and administrative	(4,176)	(7,516)	(6,330)	(18,022)
Postretirement benefits	(1,733)	—	21	(1,712)
Restructuring and asset impairments	32,670	(3,541)	514	29,643

Operating income (loss)	$(54,915)	$(3,931)	$6,518	(52,328)

Interest expense, net				(39,882)
Gain on extinguishment of debt				3,509
Other loss, net				(169)
Income tax benefit				(70,763)

Net loss				$(159,633)

Summary of Year to Date Consolidated Results of Operations

        Our net loss for the six months ended June 30, 2014 was $243.6 million, or $3.81 per diluted share, which compares to a loss of $83.9 million, or $1.34 per diluted share, for the six months ended June 30, 2013. The net loss was primarily due to a decrease of $31.08, or 20.5%, in the average selling price of our metallurgical coal due to excess supply within the global market. Earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA") for the six months ended June 30, 2014 decreased $52.3 million as compared to the six months ended June 30, 2013, primarily due to a decrease in gross profit combined with an increase in restructuring and asset impairment charges, offset by a decrease in selling, general and administrative costs. A reconciliation of net loss to EBITDA is presented in the following Liquidity and Capital Resources section.

        The $140.6 million decrease in revenues for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 was primarily due to a $165.4 million reduction to revenue due to a $31.08 per metric ton, or 20.5%, decrease in the average selling price of our metallurgical coal combined with a net $6.7 million decrease in thermal coal sales due primarily to a 138 thousand per metric ton decrease in sales volume, offset partially by an increase in revenue of $15.7 million due to increased metallurgical coal sales volume of 103 thousand metric tons and a $15.8 million increase in revenue within our metallurgical coke and coal bed methane gas operations.

        The $94.9 million decrease in cost of sales, exclusive of depreciation and depletion, for the six months ended June 30, 2014 as compared with the same period in 2013 was primarily the result of a decrease of $90.2 million due to a decrease in metallurgical coal average cash cost of sales, as average cash cost of sales per metric ton of metallurgical coal sold decreased approximately 14.0% from $120.67 in the six months ended June 30, 2013 to $103.72 in the six months ended June 30, 2014, and a decrease of $23.9 million due to a decrease in thermal coal sales volume and decrease in average cash cost of sales. These decreases in cost of sales were offset by a $12.3 million increase in cost of sales due to a 103 thousand metric ton increase in metallurgical coal sales combined with a $10.9 million increase in cost of sales related to the idling of the Canadian operations, of which $6.4 million relates to transportation take or pay charges and $4.5 million relates to idle mine costs.

        Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of coal sales, exclusive of depreciation and depletion, divided by consolidated revenues, was 12.4% for the six months ended June 30, 2014 compared with 15.5% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was 20.5% and (20.4)%, respectively, for the six months ended June 30, 2014 compared with 24.1% and (5.9)% in the prior year period.

        The decrease in margins within our U.S. Operations and Canadian and U.K. Operations primarily reflects the short-term deterioration in metallurgical coal market conditions. As a result, we have curtailed, and in some cases idled, higher-cost and lower-quality mines. We will continue to monitor margins within all of our operations and will continue to idle operations that are not economic under current conditions.

        The $18.0 million, or 31.2%, decrease in selling, general and administrative expense for the six months ended June 30, 2014 as compared with the same period of 2013 was primarily attributable to a reduction in proxy challenge cost combined with our cost containment initiatives that we began in 2013.

        The operating results for the six months ended June 30, 2014 include restructuring and asset impairment charges of $31.3 million, which are comprised of an asset impairment charge of $23.0 million to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell and restructuring charges of $8.3 million primarily incurred in connection with the idling of the Canadian operations. The results for the six months ended June 30, 2013 include restructuring and asset impairment charges of $1.7 million, which includes asset impairment charges of $8.0 million related to the accelerated closure of the North River mine and $10.7 million of cost related to the curtailment of the Willow Creek mine offset by a gain of $17.0 million due to the release of a below market contract liability that was acquired through the acquisition of North River.

        The $39.9 million increase in interest expense, net for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 was primarily due to an increase in long-term debt combined with an increase in the effective interest rates on outstanding debt obligations due to the amendments to the 2011 Credit Agreement and the issuance of senior notes.

        The $2.5 million loss on the extinguishment of debt for the six months ended June 30, 2014 includes $13.9 million of accelerated amortization of capitalized debt discount and issuance cost associated with the refinancing of term loan A debt in the first quarter of 2014 and a net gain of $11.4 million recognized upon the extinguishment of $35.0 million of 9.875% Senior Notes due 2020 in exchange for shares of common stock in the second quarter of 2014. The prior year comparable period includes accelerated amortization of $6.0 million associated with the prepayment of term loan A debt.

        The effective tax rate for the six months ended June 30, 2014 was 15.6% compared with 58.0% for the same period in the prior year. The difference between the rates resulted in a $70.8 million decrease in the income tax benefit for the six months ended June 30, 2014 and was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. The effective tax rates for both periods also reflects the benefits of the losses of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.

        The current and prior year period results also include the impact of factors discussed in the following segment analysis.

Segment Analysis

  U.S. Operations

        Hard coking coal sales totaled 4.1 million metric tons for the six months ended June 30, 2014, representing an increase of 727 thousand metric tons, or 21.9%, compared with 3.3 million metric tons for the same period in 2013. Our hard coking coal production totaled 4.0 million metric tons in the six months ended June 30, 2014, representing an increase of 4.8% compared to 3.8 million during the same period in the prior year due to increased production from our Alabama underground mines. The average selling price of hard coking coal for the six months ended June 30, 2014 was $120.46 per metric ton, representing a 22.6% decrease from the average selling price of $155.68 per metric ton for the same period in 2013. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply. Our average cash cost of sales per metric ton of hard coking coal sold during the six months ended June 30, 2014 was $93.16, representing a decrease of $12.39, or 11.7%, from the $105.55 average cash cost of sales per ton sold during the same period in the prior year.

        Thermal coal sales totaled 524 thousand metric tons for the six months ended June 30, 2014, representing a decrease of approximately 164 thousand metric tons, or 23.8%, compared with 688 thousand metric tons sold during the same period in 2013. Our average selling price of thermal coal for the six months ended June 30, 2014 was $66.97 per metric ton, approximating the $65.91 per metric ton for the same period in 2013. Thermal coal production totaled 295 thousand metric tons for the six months ended June 30, 2014, representing a decrease of approximately 65% compared with 842 thousand metric tons produced during the same period in 2013. This was primarily due to the closure of the Alabama North River mine in the fourth quarter of 2013. The average cash cost of sales per metric ton of thermal coal sold for the six months ended June 30, 2014 was $70.39 per metric ton compared with $91.29 per metric ton for the same period in 2013.

        Statistics for U.S. Operations are presented in the following table:

	Six months ended June 30,
	2014	2013
Tons of hard coking coal sold(1) (in thousands)	4,053	3,326
Tons of hard coking coal produced (in thousands)	3,990	3,808
Average hard coking coal selling price(1) (per metric ton)	$120.46	$155.68
Average hard coking coal cash cost of sales(1) (per metric ton)	$93.16	$105.55
Average hard coking coal cash cost of production (per metric ton)	$66.05	$72.73
Tons of thermal coal sold (in thousands)	524	688
Tons of thermal coal produced (in thousands)	295	842
Average thermal coal selling price (per metric ton)	$66.97	$65.91
Average thermal coal cash cost of sales (per metric ton)	$70.39	$91.29
Average thermal coal cash cost of production (per metric ton)	$55.85	$69.96

(1)
Includes sales of both produced and purchased coal.

        The $30.9 million decrease in our U.S. Operations segment reported revenues for the six months ended June 30, 2014 compared to the same period in the prior year was primarily attributable to a decrease in revenue of $142.8 million as a result of a $35.22 decline in the average selling price of hard coking coal offset partially by an increase in revenue of $113.3 million due to increased sales volume of hard coking coal.

        The $829 thousand decrease in cost of sales, exclusive of depreciation and depletion, as compared to the six months ended June 30, 2013 is primarily due to a decrease of $76.2 million in the average cash cost of sales per ton of hard coking coal and thermal coal sales combined with a decrease in thermal coal sales volume. This decrease is offset by an increase in cost of sales of $76.8 million due to an increase in hard coking coal tons sold. The decrease in per metric ton cash cost of sales was primarily due to increased volume and cost reduction initiatives within the operations. The decrease in metric tons sold and the average cash cost of sales per ton of thermal coal was primarily due to the closure of the Alabama North River mine in the fourth quarter of 2013 and improved mining conditions immediately prior to the mine closure.

        Consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $27.30 and $50.13, respectively, for the six months ended June 30, 2014 and 2013. While margins within our U.S. Operations have decreased in the short-term, we believe global metallurgical coal demand will continue to grow modestly with global steel production in the long-term. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected. We will continue to monitor the margins within our U.S. Operations and will idle operations that are not economic under current market conditions.

        The current year period includes restructuring and asset impairment charges of $23.7 million, which is comprised of an asset impairment charge of $23.0 million to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell and restructuring charges of $0.7 million. The restructuring and asset impairment benefit of $8.9 million in the prior year is attributable to a gain of approximately $17.0 million due to the release of a below market contract liability that was obtained through the acquisition of North River offset by impairment charges of approximately $8.0 million related to the accelerated closure of the North River mine.

        Our U.S. Operations segment reported an operating loss of $24.5 million for the six months ended June 30, 2014, compared to operating income of $30.4 million in the same period in 2013. The decrease in operating income was primarily due to an increase of $32.7 million in restructuring and asset impairment charges combined with a decrease in revenue due to a decline in the selling prices of our coal.

  Canadian and U.K. Operations

        Metallurgical coal sales for the six months ended June 30, 2014 consisted of 593 thousand metric tons of hard coking coal at an average selling price of $126.89 per metric ton and 674 thousand metric tons of low-volatile PCI coal at an average selling price of $113.12 per metric ton. Metallurgical coal sales for the six months ended June 30, 2013 consisted of 1.0 million metric tons of hard coking coal at an average selling price of $149.29 per metric ton and 884 thousand metric tons of low-volatile PCI coal at an average selling price of $137.29 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the six months ended June 30, 2014 was $138.44, representing a decrease of $13.01 from the average cash cost of sales per ton of hard coking coal sold for the six months ended June 30, 2013 of $151.45. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the six months ended June 30, 2014 was $135.47, representing a 4.9% decrease from the average cash cost of sales per metric ton of low-volatile PCI coal sold in the six months ended June 30, 2013 of $142.49. The decreases in average cash cost of sales per ton primarily reflect the company-wide improvement in cost performance.

        Our Canadian and U.K. Operations segment produced a total of 563 thousand metric tons of hard coking coal and 1.0 million metric tons of low-volatile PCI coal in the six months ended June 30, 2014. During the same period in 2013, the segment produced 946 thousand metric tons of hard coking coal and 951 thousand metric tons of low-volatile PCI coal. The decrease in hard coking coal production is primarily due to the idling of the Wolverine mine in April 2014 and the curtailment of production at the Willow Creek mine in the first half of 2013.

        Statistics for Canadian and U.K. Operations are presented in the following table:

	Six months ended June 30,
	2014	2013
Tons of metallurgical coal sold (in thousands)	1,267	1,891
Tons of metallurgical coal produced (in thousands)	1,578	1,898
Average metallurgical coal selling price (per metric ton)	$119.57	$143.68
Average metallurgical coal cash cost of sales (per metric ton)	$137.49	$147.26
Average metallurgical coal cash cost of production (per metric ton)	$82.07	$106.41
Tons of hard coking coal sold (in thousands)	593	1,007
Tons of hard coking coal produced (in thousands)	563	946
Average hard coking coal selling price (per metric ton)	$126.89	$149.29
Average hard coking coal cash cost of sales (per metric ton)	$138.44	$151.45
Average hard coking coal cash cost of production (per metric ton)	$92.08	$115.92
Tons of low-volatile PCI coal sold (in thousands)	674	884
Tons of low-volatile PCI coal produced (in thousands)	1,015	951
Average low-volatile PCI coal selling price (per metric ton)	$113.12	$137.29
Average low-volatile PCI coal cash cost of sales (per metric ton)	$135.47	$142.49
Average low-volatile PCI coal cash cost of production (per metric ton)	$76.03	$96.94

        The $110.7 million decrease in segment reported revenues for the six months ended June 30, 2014 compared to the same period in the prior year was attributable to a decrease in revenues of $90.6 million due to a decrease of 414 thousand and 210 thousand tons sold of hard coking and low-volatile PCI coal, respectively, with the remainder of the decrease due to a 15.0% and 17.6% decrease in the average selling price of hard coking coal and low-volatile PCI coal, respectively.

        The $94.1 million decrease in cost of sales, exclusive of depreciation and depletion, for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a decrease of $92.5 million due to a decrease in hard coking and low-volatile PCI coal tons sold, combined with a decrease of approximately $12.5 million due to a decrease in the average cash cost of sales per ton of hard coking coal and low-volatile PCI sold as a result of continued improvement in cost performance. These decreases to cost of sales were offset by a $10.9 million increase in cost of sales due to the idling of the Canadian operations, of which $6.4 million relates to transportation take or pay charges related to port shortfall commitments and $4.5 million relates to idle mine costs. The shortfall is the proportionate share of the total estimated shortfall penalty for the year allocated to the tons shipped in the six months ended June 30, 2014.

        Consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $(17.92) and $(3.58), respectively, for the six months ended June 30, 2014 and 2013. Our margins within our Canadian and U.K. Operations remain under pressure. As a result, we have responded to the deterioration in market conditions by idling the Canadian operations. We believe the long-term demand for metallurgical and low-volatile PCI coal within our Canadian and U.K. Operations to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.

        The current year period includes restructuring and asset impairment charges of $7.1 million incurred in connection with the idling of the Canadian operations in the current quarter. The restructuring and asset impairment charge of $10.6 million in the prior year is attributable to charges incurred in connection with the curtailment of operations at our Willow Creek mine.

        Our Canadian and U.K. Operations segment reported an operating loss of $119.0 million for the six months ended June 30, 2014 as compared to an operating loss of $115.1 million in the prior year period. The increase in the operating loss is due to a decrease in hard coking and low-volatile PCI coal sold combined with a decrease in the average selling prices as a result of excess supply within the global metallurgical coal market offset partially by reduced average cash cost per ton driven by continued improvement in cost performance.

FINANCIAL CONDITION

        Cash and cash equivalents increased by $32.7 million at June 30, 2014 compared with December 31, 2013, primarily due to net cash flows provided by financing activities of $116.1 million as a result of the issuance in the first quarter of 2014 of $200.0 million in principal amount of 9.50% Add-on Senior Secured Notes due 2019 and $350.0 million in principal amount of 11.0%/12.0% Senior Secured Second Lien PIK Toggle Notes due 2020. The majority of the proceeds received from the issuance of these notes was used to prepay the remaining $406.6 million of term loan A and debt issuance costs of $21.3 million. Cash flows provided by financing activities were partially offset by cash flows used in investing activities of $43.8 million, primarily for capital expenditures, and cash flows used in operating activities of $39.0 million.

        Net receivables were $231.0 million at June 30, 2014, representing a decrease of $50.7 million from December 31, 2013 primarily due to a decrease in revenues as a result of a decline in metallurgical coal prices and the timing of metallurgical coal sales during June 2014 as compared with December 2013.

        Net property, plant and equipment decreased by $90.3 million at June 30, 2014 as compared with December 31, 2013 primarily due to an increase in accumulated depreciation of $115.4 million and the reclassification of Blue Creek Coal Terminal assets of $47.2 million to assets held for sale, offset partially by accrual based capital expenditures of $62.7 million and the impact of foreign currency exchange of $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of short-term funding are our existing cash balances, operating cash flows and the unused portion of our revolving credit facility. Our principal sources of long-term funding are our term loan B entered into on April 1, 2011 and the proceeds received from our senior notes issued in 2012, 2013 and 2014, as discussed below. Our available liquidity as of June 30, 2014 was $563.9 million, consisting of cash and cash equivalents of $293.5 million and $270.4 million available under the Company's $313.8 million revolving credit facility, net of outstanding letters of credit of $43.4 million. In recent quarters, we have entered into the financing transactions and amendments discussed below which have enhanced liquidity, secured covenant relief and extended our debt maturities.

        As of June 30, 2014, the Revolver and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread ranging from 550 basis points for the Revolver and 625 basis points on the term loan B debt, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The Revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the 2016 Revolver is 0.50% and on the 2017 Revolver is 0.625%. As of June 30, 2014, there were no borrowings outstanding under the Revolver, with $61.0 million available under the Company's $69.0 million 2016 Revolver, net of outstanding letters of credit of $8.0 million, and $209.4 million available under the Company's $244.8 million 2017 Revolver, net of outstanding letters of credit of $35.4 million, for a total availability of $270.4 million. All borrowings under the Revolver must be made pro-rata between the 2016 Revolver and 2017 Revolver through the maturity of the 2016 Revolver.

        Borrowings at June 30, 2014 under the amended 2011 Credit Agreement consisted of a term loan B debt balance of $978.2 million with a weighted average interest rate of 7.25% and no borrowings under the Revolver, with $43.4 million in outstanding stand-by letters of credit.

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

Credit Agreement Amendments

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

        On July 7, 2014, the Company entered into an amendment (the "Seventh Amendment") to the 2011 Credit Agreement dated as of April 1, 2011 (as amended, the "Credit Agreement"), which, among other things, modified the financial maintenance ratio to be unlimited for the quarter ended June 30, 2014 so long as the Company issued at least $275.0 million of additional first lien notes within seven days (or such longer period during the fiscal quarter ending September 30, 2014 as may be determined by the administrative agent of the Credit Agreement) of the effective date of the Seventh Amendment. On July 14, 2014, concurrently with the closing of the issuance of $320.0 million aggregate principal amount of 9.50% Senior Secured Notes (the "New First Lien Notes"), the financial maintenance ratio for the second quarter of 2014 became unlimited.

        On July 8, 2014, the Company entered into an amendment (the "Eighth Amendment") to the Credit Agreement, which, among other things, provided the Company with an additional tranche of revolving loan commitments (the "New Revolving Credit Facility Tranche") in the amount of $61.2 million, thereby increasing the total available commitments under the revolving credit facility in the Credit Agreement to $375.0 million. The New Revolving Credit Facility Tranche would have matured in 2017. Effectiveness of the Eighth Amendment was conditioned upon the Company pricing a bond offering in an aggregate principal amount of no less than $275.0 million and certain other conditions, including making arrangements so that, immediately after giving effect to the funding of any loans under the New Revolving Credit Facility Tranche, proceeds of such bond issuance are applied to repay certain revolving loans and permanently terminate certain revolving commitments (including the New Revolving Credit Facility Tranche), required under the Credit Agreement. The Eighth Amendment also reduced the amount available under the 2016 revolver from $69.0 million to $16.9 million and reduced the amount available under the 2017 revolver from $244.8 million to $60.0 million for total availability of $76.9 million. On July 14, 2014, concurrently with the closing of the issuance of the New

First Lien Notes, the Eighth Amendment became effective and the New Revolving Credit Facility Tranche was terminated.

9.50% Add-on Senior Secured Notes due 2019

        On March 27, 2014, the Company issued $200.0 million aggregate principal amount of 9.50% Senior Secured Notes due October 15, 2019 (the "Add-on 2019 Notes"). These notes are an addition to the $450.0 million aggregate principal amount of the Company's 9.50% Senior Secured Notes due 2019 (collectively the "First Lien Notes") which were issued on September 27, 2013 for a total principal amount of $650.0 million. The Add-on 2019 Notes are unconditionally guaranteed, jointly and severally, by each of our current and future 100% owned domestic restricted subsidiaries that from time to time guarantee any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The Add-on 2019 Notes and related guarantees are secured on a first priority basis by substantially all of the property and assets of the Company and the guarantors. Interest on the Add-on 2019 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2014.

11.0%/12.0% Senior Secured Second Lien PIK Toggle Notes due 2020

        On March 27, 2014, the Company also issued $350.0 million aggregate principal amount of 11.0%/12.0% Senior Secured Second Lien Payment-in-Kind ("PIK") Toggle Notes due April 1, 2020 (the "Second Lien Notes"). These notes are unconditionally guaranteed, jointly and severally, by each of our current and future 100% owned domestic restricted subsidiaries that from time to time guarantee any of our indebtedness or any indebtedness of any of our restricted subsidiaries. The Second Lien Notes and the guarantees are secured on a second priority basis, equally and ratably with all future second lien obligations, on substantially all of the Company's and the guarantors property and assets, which also secure the Company's 2011 Credit Agreement and First Lien Notes on a first priority basis. Interest on these notes is payable on April 1 and October 1 of each year, commencing on October 1, 2014.

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

Use of Proceeds from Notes Offerings

        The Company utilized the net proceeds of the Add-on 2019 Notes and Second Lien Notes to repay in full its term loan A debt, increase its liquidity and pay related fees and expenses. As the term loan A debt was extinguished, the unamortized debt issuance costs of $6.7 million and the unamortized debt discount of $7.2 million were expensed and are included in gain (loss) on extinguishment of debt in the Condensed Consolidated Statements of Operations.

New First Lien Notes

        On July 14, 2014, the Company issued the New First Lien Notes. The New First Lien Notes are an addition to the $450.0 million aggregate principal amount of the Company's 9.50% Senior Secured Notes due 2019 that were issued on September 27, 2013 and the $200.0 million aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the "9.50% Add-On Senior Secured Notes") that were issued on March 27, 2014 (collectively, the "First Lien Notes"). The First Lien Notes will mature on October 15, 2019, and interest is payable on April 15 and October 15 of each year. The next interest payment date for the First Lien Notes is October 15, 2014.

        The First Lien Notes are unconditionally guaranteed, jointly and severally, by the Guarantors. The First Lien Notes and the guarantees are secured on a first priority basis, equally and ratably with the Company's Credit Agreement and any future pari passu secured obligations (subject to permitted liens) on substantially all of the Company's and the Guarantor's property and assets, which also secure the Company's 11.0%/12.0% Senior Secured PIK Toggle Notes due 2020 (the "Second Lien Notes") on a second priority basis.

        At any time prior to October 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes with the net cash proceeds from certain equity offerings, at a redemption price of 109.50% of the aggregate principal amount. The Company may redeem the First Lien Notes, in whole or in part, prior to October 15, 2016, at a redemption price equal to 100% of the aggregate principal amount of the First Lien Notes plus a "make-whole" premium. The Company may redeem the First Lien Notes, in whole or in part at redemption prices equal to 107.125% for the year commencing October 15, 2016, 102.375% for the year commencing October 15, 2017 and 100% beginning on October 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the First Lien Notes, the Company will be required to offer to repurchase each holder's First Lien Notes at a price equal to 101% of the aggregate principal amount.

        As market conditions warrant, we may from time to time repurchase our debt securities in privately negotiated transactions, in open market purchases, by tender offer or otherwise.

Statements of Cash Flows

        Cash balances were $293.5 million and $260.8 million at June 30, 2014 and December 31, 2013, respectively. The increase in cash during the six months ended June 30, 2014 of $32.7 million primarily resulted from net cash provided by financing activities of $116.1 million due to the issuance of senior notes in the first quarter of 2014. This was partially offset by cash used in investing activities of $43.8 million, which included cash capital expenditures of $43.5 million, and cash used in operating activities of $39.0 million. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2014	2013
Cash flows used in operating activities	$(39,008)	$(24,102)
Cash flows used in investing activities	(43,826)	(79,287)
Cash flows provided by financing activities	116,076	159,482
Effect of foreign exchange rates on cash	(588)	(1,816)

Net increase in cash and cash equivalents	$32,654	$54,277

        The increase of $14.9 million in cash used in operating activities was primarily attributable to an increase in cash used in operations of $98.8 million, resulting primarily from the decline in the average selling price of metallurgical coal, partially offset by an increase in cash flows provided by working capital of $83.9 million.

        The decrease in cash flows used in investing activities of $35.5 million was primarily attributable to a $36.8 million decrease in capital expenditures.

        The decrease in cash flows provided by financing activities of $43.4 million was primarily attributable to an increase in retirement of debt of $154.9 million partially offset by an increase in proceeds from the issuance of debt of $103.0 million and a decrease in dividends paid of $14.4 million.

EBITDA

        EBITDA is defined as earnings before interest, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring and asset impairment charges, gain (loss) on interest rate swap hedge ineffectiveness, gain (loss) on extinguishment of debt, Canada transportation take or pay charges and other items including proxy contest expenses and foreign currency adjustments. Consolidated EBITDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

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

        Reconciliation of net loss to EBITDA, Adjusted EBITDA, and Consolidated EBITDA (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net loss	$(151,391)	$(34,492)	$(243,569)	$(83,936)
Interest expense, net	73,402	52,985	138,834	98,952
Income tax benefit	(9,075)	(49,760)	(45,036)	(115,799)
Depreciation and depletion expense	69,816	68,320	146,240	149,510

Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	(17,248)	37,053	(3,531)	48,727
Restructuring and asset impairments	31,342	(5,741)	31,342	1,699
Gain (loss) on extinguishment of debt	(11,397)	—	2,492	6,001
Canada transportation take or pay charges	6,394	—	6,394	—
Other items, including proxy contest expenses and foreign currency adjustments	3,480	5,429	404	12,267
(Gain) loss on interest rate swap hedge ineffectiveness	(978)	—	723	—

Adjusted EBITDA	11,593	36,741	37,824	68,694
Non-cash charges(1)	8,861	11,632	18,940	17,212
Other adjustments(1)	(1,987)	4,729	1,418	15,455

Consolidated EBITDA(1)	$18,467	$53,102	$58,182	$101,361

(1)
Calculated in accordance with the amended 2011 Credit Agreement.

Analysis of Material Covenants

        We believe we were in compliance with all covenants under the amended 2011 Credit Agreement and the indentures governing our notes as of June 30, 2014. A breach of the covenants in the amended 2011 Credit Agreement or the indentures governing our notes; including the applicable financial covenants under the amended 2011 Credit Agreement that measure ratios based on Consolidated EBITDA, as defined under the 2011 Credit Agreement, limits to capital spending, or other restricted cash outflows; could result in a default under the amended 2011 Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable upon such default. Any acceleration under either the amended 2011 Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the amended 2011 Credit Agreement and the indentures governing our notes, our ability to engage in activities such as incurring additional indebtedness and paying dividends is also tied to ratios based on Consolidated EBITDA.

        Actual levels and specified covenant levels set forth in our amended 2011 Credit Agreement for the six months ended June 30, 2014 were:

	Actual Levels	Covenant Levels
Capital Expenditures Covenant(1)	$62.4 million	$220.0 million
Maximum total senior secured debt less unrestricted cash to Consolidated EBITDA Ratio	N/A	N/A	(2)

(1)
The Sixth Amendment to the 2011 Credit Agreement contains a capital expenditure covenant limiting capital expenditures to $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized in the succeeding fiscal year increasing the 2014 capital spending limit up to $220.0 million. As 2013 capital expenditures were $136.7 million compared to the 2013 covenant limit of $175.0 million, the 2014 covenant limit is now $220.0 million. The Company expects 2014 capital expenditures to be approximately $120.0 million.

(2)
The Sixth Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the Revolver excluding outstanding letters of credit exceeds 30%, or $94.1 million, of the total revolving commitment of $313.8 million. On July 14, 2014, the Seventh Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant for the quarter ended June 30, 2014 and the Eighth Amendment to the 2011 Credit Agreement reduced the total revolving commitment from $313.8 million to $76.9 million. The senior secured leverage ratio covenant remains suspended until the aggregate amount outstanding under the Revolver excluding letters of credit exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million. The required maximum senior secured leverage ratio covenant shall be the following for each period of four consecutive fiscal quarters then ending: September 30, 2014—7.5x; December 31, 2014—6.5x; March 31, 2015—5.5x; June 30, 2015—5.0x; September 30, 2015—4.5x; December 31, 2015 and each fiscal quarter ending thereafter—3.75x.

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

Interest Rate Risk

        We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan B and Revolver loans. As of June 30, 2014, the interest rates for the term loan B and revolver loans were tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread of 550 basis points for the revolver and 625 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of June 30, 2014, our borrowings due under the 2011 Credit Agreement totaled $978.2 million. As of June 30, 2014, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $2.9 million, while a 100 basis point decrease in interest rates would have no impact on our quarterly interest expense due to a minimum LIBOR floor of 1.0%.

Commodity Risks

        We are exposed to commodity price risk on sales of natural gas. Our natural gas business sold 12.1 billion cubic feet of gas during the year ended December 31, 2013. We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas price. Such derivative instruments are structured as cash flow hedges and not for trading. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. No derivative instruments were entered into during the second quarter of 2014 and as of June 30, 2014, none were outstanding.

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

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended June 30, 2014 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Outlook," which could materially affect our business, financial condition or future results. Other than as described in this report, and except to supplement and update the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our ability to generate the significant amount of cash needed to service our debt and financial obligations, to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash in the future. We are subject to general economic, climatic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, economic conditions have caused the price of coal to fall and our revenue to decline and in the future could cause the price of coal to remain at current levels or fall, which may have an adverse effect on our operations, liquidity, ability to remain in compliance with our covenants in our Credit Agreement, and our ability to service our indebtedness. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our debt or obtain additional financing will depend on, among other things:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Us and Affiliated Purchasers

        The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended June 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1, 2014 - April 30, 2014	16,474	$7.65
May 1, 2014 - May 31, 2014	—	$—
June 1, 2014 - June 30, 2014	—	$—

16,474

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

Item 6.    Exhibits

Exhibit Number
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-13711), filed on April 28, 2009)

3.2		Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-13711), filed on February 23, 2012)

4.1		Indenture, dated as of September 27, 2013, by and among Walter Energy, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association (as successor to Union Bank, N.A.), as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

4.1.1		Form of 9.500% Senior Secured Note due 2019 (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

10.1		First-Lien Notes Collateral Agreement, dated as of September 27, 2013, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc. and Wilmington Trust, National Association (as successor to Union Bank, N.A.), as collateral agent (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013)

10.2		Seventh Amendment, dated as of July 7, 2014, to Credit Agreement, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-13711), filed on July 11, 2014)

10.3		Eighth Amendment, dated as of July 8, 2014, to Credit Agreement, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-13711), filed on July 11, 2014)

10.4	†	Walter Energy, Inc. 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-13711), filed on April 28, 2014)

10.5	*†	Form of Restricted Stock Unit Agreement under 2014 Long-Term Incentive Plan (50% vesting on second and third anniversaries of grant date)

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

Exhibit Number
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Executive Officer

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350—Chief Financial Officer

95	*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101	*	XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*
Filed herewith.

†
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.
/s/ WALTER J. SCHELLER, III Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2014
/s/ WILLIAM G. HARVEY Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2014