Form 10-Q
period 2014-09-30
Walter Energy, Inc.
filed 2014-11-04
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 31, 2014: 68,078,128

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$614,623	$260,818
Receivables, net	217,083	281,763
Inventories	226,074	312,647
Deferred income taxes	30,246	37,067
Prepaid expenses	43,320	39,022
Other current assets	12,999	18,031
Total current assets	1,144,345	949,348
Mineral interests, net	2,867,569	2,905,002
Property, plant and equipment, net	1,513,165	1,637,552
Other long-term assets	115,433	98,958
	$5,640,512	$5,590,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$14,178	$9,210
Accounts payable	51,894	92,712
Accrued expenses	179,673	133,870
Accumulated other postretirement benefits obligation	31,311	30,036
Other current liabilities	221,409	214,073
Total current liabilities	498,465	479,901
Long-term debt	3,176,219	2,769,622
Accumulated other postretirement benefits obligation	576,878	570,712
Deferred income taxes	751,565	822,867
Other long-term liabilities	182,467	195,064
Total liabilities	5,185,594	4,838,166
Stockholders' equity:
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares; issued—68,078,113 and 62,577,924 shares, respectively	681	626
Capital in excess of par value	1,654,467	1,613,256
Accumulated deficit	(1,041,401)	(698,930)
Accumulated other comprehensive loss	(158,829)	(162,258)
Total stockholders' equity	454,918	752,694
	$5,640,512	$5,590,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Sales	$319,542	$445,937	$1,102,753	$1,373,344
Miscellaneous income	10,004	9,859	19,029	15,291
	329,546	455,796	1,121,782	1,388,635
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	297,925	395,311	991,561	1,183,861
Depreciation and depletion	58,413	82,986	204,653	232,496
Selling, general and administrative	16,598	21,873	56,379	79,676
Postretirement benefits	13,869	14,707	41,607	44,157
Restructuring and asset impairments	(2,426)	—	28,916	1,699
	384,379	514,877	1,323,116	1,541,889
Operating loss	(54,833)	(59,081)	(201,334)	(153,254)
Interest expense, net	(79,231)	(58,362)	(218,065)	(157,314)
Gain (loss) on extinguishment of debt	3,394	(874)	902	(6,875)
Other income (loss), net	1,424	593	646	(16)
Loss before income tax benefit	(129,246)	(117,724)	(417,851)	(317,459)
Income tax benefit	(30,344)	(17,000)	(75,380)	(132,799)
Net loss	$(98,902)	$(100,724)	$(342,471)	$(184,660)
Net loss per share:
Basic	$(1.48)	$(1.61)	$(5.27)	$(2.95)
Diluted	$(1.48)	$(1.61)	$(5.27)	$(2.95)
Dividends per share	$0.01	$0.01	$0.03	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(98,902)	$(100,724)	$(342,471)	$(184,660)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans (net of tax: $1,833 and $6,155 and $2,882 and $8,647 for the three and nine months ended September 30, 2014 and 2013, respectively)	2,977	4,659	9,994	13,976
Change in unrealized gain on hedges (net of tax: $1,034 for the nine months ended September 30, 2014 and $409 and $1,076 for the three and nine months ended September 30, 2013, respectively)	—	653	1,679	1,901
Change in foreign currency translation adjustment	(21,672)	14,847	(8,244)	(2,239)
Change in unrealized loss on investments, net of tax	—	(940)	—	(897)
Total other comprehensive income (loss)	(18,695)	19,219	3,429	12,741
Total comprehensive loss	$(117,597)	$(81,505)	$(339,042)	$(171,919)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$752,694	$626	$1,613,256	$(698,930)	$(162,258)
Net loss	(342,471)	—	—	(342,471)	—
Other comprehensive income, net of tax	3,429	—	—	—	3,429
Dividends paid, $0.03 per share	(1,944)	—	(1,944)	—	—
Stock based compensation	6,263	—	6,263	—	—
Issuance of common stock in connection with the extinguishment of debt	37,142	55	37,087	—	—
Other	(195)	—	(195)	—	—
Balance at September 30, 2014	$454,918	$681	$1,654,467	$(1,041,401)	$(158,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	For the nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(342,471)	$(184,660)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and depletion	204,653	232,496
Deferred income tax benefit	(70,772)	(68,426)
Amortization of debt issuance costs	11,920	14,224
(Gain) loss on extinguishment of debt	(902)	6,875
Impairment charges	23,081	—
Other	16,969	(129)
Decrease (increase) in current assets:
Receivables	48,578	(48,631)
Inventories	74,243	(7,274)
Prepaid expenses and other current assets	(4,426)	4,801
Increase (decrease) in current liabilities:
Accounts payable	(39,588)	(1,397)
Accrued interest	61,126	30,676
Accrued expenses and other current liabilities	(3,197)	(22,581)
Cash flows used in operating activities	(20,786)	(44,026)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(69,733)	(108,735)
Proceeds from sale of property, plant and equipment	24,112	—
Proceeds from sale of investments	—	1,559
Other	134	663
Cash flows used in investing activities	(45,487)	(106,513)
FINANCING ACTIVITIES
Proceeds from issuance of debt	869,800	897,412
Retirements of debt	(418,321)	(510,255)
Dividends paid	(1,944)	(16,264)
Debt issuance costs	(27,748)	(42,128)
Other	(195)	(732)
Cash flows provided by financing activities	421,592	328,033
Effect of foreign exchange rates on cash	(1,514)	(961)
Net increase in cash and cash equivalents	353,805	176,533
Cash and cash equivalents at beginning of period	260,818	116,601
Cash and cash equivalents at end of period	$614,623	$293,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements for the year ended December 31, 2013 included in the Company's 2013 Annual Report filed on Form 10-K.
New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 is effective for public entities within annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The implementation of the guidance is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.
Revision for Gain (Loss) on Extinguishment of Debt
During the quarter ended June 30, 2014, we corrected our classification of accelerated amortization of debt issuance costs that we recognized upon the extinguishment or partial extinguishment of debt to present these amounts as a component of the gain (loss) recognized upon the extinguishment of debt as one line item in the accompanying Condensed Consolidated Statements of Operations in accordance with FASB Accounting Standards Codification ("ASC") Section 470-50. Components of the gain (loss) on the extinguishment of debt were previously recognized within interest expense and other income (loss) in the accompanying Condensed Consolidated Statements of Operations. We have concluded that this revision is not material to our previously issued financial statements, as the net effect of these revisions did not impact our operating loss, net loss, stockholders' equity or cash flows. Previously reported interest expense and other income (loss) have decreased by the same amount to correct the classification and we also have elected to net interest income and interest expense. The following reflects the revisions for the relevant interim periods during 2013 (in thousands):

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Interest expense, prior to revision	$63,544	$169,291
Interest income	(15)	(809)
Revision of loss on extinguishment of debt	(5,167)	(11,168)
Interest expense, net, revised	$58,362	$157,314

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 1—Basis of Presentation (Continued)

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Other income (loss), net	$4,886	$4,277
Revision of loss on extinguishment of debt	(4,293)	(4,293)
Other income (loss), net, revised	$593	$(16)

Note 2—Restructuring and Asset Impairments
In the second quarter of 2014, the Company idled the Canadian Operations, which included the Wolverine, Brule and Willow Creek mines in the Canadian and U.K. Operations segment. The Wolverine Mine was placed on idle status in April 2014 and the Brazion operations (which include the operations of Brule and Willow Creek) on idle status in June 2014. For the three months ended September 30, 2014, the Company recognized a benefit of approximately $2.4 million primarily in the Canadian and U.K. Operations segment due to a revision in the estimate of severance as severance notices for some employees were rescinded during the quarter due to a change in circumstances surrounding the transportation and sale of coal. For the nine months ended September 30, 2014, the Company has recognized restructuring charges of approximately $4.7 million in the Canadian and U.K. Operations segment, $0.7 million in the U.S. Operations segment and $0.5 million in Other. For the nine months ended September 30, 2013, the Company recognized a gain of $17.0 million due to the release of a below market contract liability that was obtained through the acquisition of North River which was partially offset by asset impairment charges of approximately $8.0 million related to the accelerated closure of the North River Mine. The Company also incurred $10.7 million of costs related to the curtailment of the Willow Creek Mine for the nine months ended September 30, 2013. All of these charges are presented as restructuring and asset impairments in the Condensed Consolidated Statements of Operations.
Blue Creek Coal Terminal
On August 25, 2014, the Company completed the sale of the Blue Creek Coal Terminal and associated properties (collectively "BCCT"), located in Mobile, Alabama, to the Alabama State Port Authority for $25.0 million. Additionally, the parties amended and extended the existing coal handling agreement. The BCCT assets were part of the U.S. Operations segment. The Company recognized an impairment charge of approximately $23.1 million in the second quarter of 2014 in anticipation of the sale of the BCCT. This charge is included in restructuring and asset impairments in the Condensed Consolidated Statements of Operations. The carrying value of the BCCT assets as of December 31, 2013 was $47.5 million and was included in property, plant and equipment, net, within the Condensed Consolidated Balance Sheets.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

Note 3—Inventories
Inventories are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Coal	$168,048	$238,820
Raw materials and supplies	58,026	73,827
Total inventories	$226,074	$312,647

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
For the nine months ended September 30, 2014, the income tax benefit was determined based on the annual effective tax rate method. The Company recognized an income tax benefit of $75.4 million for the nine months ended September 30, 2014 compared with an income tax benefit of $132.8 million for the nine months ended September 30, 2013. The decrease in the income tax benefit was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. The Company's effective tax rate for the nine months ended September 30, 2014 and 2013 reflects the benefits of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.
The Company utilizes the asset and liability method of accounting for income taxes and records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss, it concluded that a full valuation allowance should continue to be recorded against its U.S net deferred tax assets at September 30, 2014. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

Note 5—Debt
Debt consisted of the following (dollars in thousands):

	September 30, 2014	December 31, 2013	Weighted Average Stated Interest Rate at September 30, 2014	Final Maturity
2011 term loan A(1)	$—	$406,566	—	—
2011 term loan B(2)	978,178	978,178	7.25%	2018
Revolving credit facility(2)	—	—	—	2016/2017
9.875% senior notes(3)	440,000	500,000	9.875%	2020
8.50% senior notes	450,000	450,000	8.50%	2021
9.50% senior secured notes	450,000	450,000	9.50%	2019
9.50% add-on senior secured notes	200,000	—	9.50%	2019
9.50% add-on senior secured notes	320,000	—	9.50%	2019
11.00% / 12.00% senior secured PIK toggle notes	350,000	—	11.00%	2020
Other(4)	21,877	14,876	Various	Various
Debt discount, net	(19,658)	(20,788)	—	—
Total debt	3,190,397	2,778,832
Less: current debt(4)	(14,178)	(9,210)
Total long-term debt	$3,176,219	$2,769,622
_______________________________________________________________________________

(1)
On March 27, 2014, the Company issued $200.0 million 9.50% Senior Notes due 2019 and $350.0 million 11.00%/12.00% Senior Secured PIK toggle notes due 2020 and utilized the proceeds to repay in full term loan A debt, increase liquidity and pay related fees and expenses.

(2)
As of September 30, 2014, the revolving credit facility and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread of 550 basis points for the revolving credit facility ("revolver") and 675 basis points with a minimum LIBOR floor of 100 basis points for the term loan B.

(3)
On April 23, 2014 and August 7, 2014, the Company issued an aggregate of 3.15 million shares and 2.25 million shares of its common stock, respectively, in exchange for $35.0 million and $25.0 million of its 9.875% Senior Notes due 2020, respectively. The Company recognized a net gain of $9.9 million and $21.3 million for the three and nine months ended September 30, 2014, respectively, in gain (loss) on extinguishment of debt in the Condensed Consolidated Statements of Operations.

(4)	Includes capital lease obligations and an equipment financing agreement.

Credit Agreement Amendments
In July 2014, the Company entered into two amendments (the “Seventh Amendment” and the "Eighth Amendment") to the 2011 Credit Agreement dated as of April 1, 2011 (as amended, the “Credit Agreement”), which, among other things, modified the financial maintenance ratio to be unlimited for the quarter ended June 30, 2014 and reduced the revolver to $76.9 million, both predicated on the issuance of additional first lien notes. On July 14, 2014, the Company issued $320.0 million of 9.50% Senior Secured Notes (the “New First Lien Notes”).

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 5—Debt (Continued)

The Company recognized expense of $6.5 million of accelerated amortization of previously capitalized debt issuance costs related to the credit agreement amendment, which is included in gain (loss) on extinguishment of debt in the Condensed Consolidated Statements of Operations.
New First Lien Notes
On July 14, 2014, the Company issued the New First Lien Notes. The New First Lien Notes are an addition to the $450.0 million of the Company’s 9.50% Senior Secured Notes due 2019 that were issued in September 2013 and the $200.0 million of 9.50% Senior Secured Notes due 2019 (the “Add-On 2019 Notes”) that were issued in March 2014 (collectively, the “First Lien Notes”). The First Lien Notes will mature on October 15, 2019, and interest is payable on April 15 and October 15 of each year. The next interest payment date for the First Lien Notes is April 15, 2015.
The First Lien Notes are unconditionally guaranteed, jointly and severally, by certain 100% owned U.S. domestic restricted subsidiaries of the Company (the "Guarantors") and are secured on a first priority basis, equally and ratably with the Company’s Credit Agreement and any future pari passu secured obligations (subject to permitted liens) on substantially all of the Company’s and the Guarantor’s property and assets, which also secure the Company’s 11.0%/12.0% Senior Secured PIK Toggle Notes due 2020 (the “Second Lien Notes”) on a second priority basis.
At any time prior to October 15, 2016, the Company may redeem up to 35% of the First Lien Notes with the net cash proceeds from certain equity offerings, at a redemption price of 109.50% of the principal amount. The Company may redeem the First Lien Notes, in whole or in part, prior to October 15, 2016, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. The Company may redeem the First Lien Notes, in whole or in part, at redemption prices equal to 107.125% of principal amount for the year commencing October 15, 2016, 102.375% of principal amount for the year commencing October 15, 2017 and 100% of principal amount beginning on October 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the First Lien Notes, the Company will be required to offer to repurchase each holder’s First Lien Notes at a price equal to 101% of the principal amount.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 5—Debt (Continued)

The Company's minimum debt repayment schedule, excluding interest, as of September 30, 2014 is as follows (in thousands):

	Payments Due
	2014	2015	2016	2017	2018	Thereafter
2011 term loan B	$—	$—	$—	$—	$978,178	$—
9.875% senior notes	—	—	—	—	—	440,000
8.50% senior notes	—	—	—	—	—	450,000
9.50% senior secured notes	—	—	—	—	—	450,000
9.50% add-on senior secured notes	—	—	—	—	—	200,000
9.50% add-on senior secured notes	—	—	—	—	—	320,000
11.0% / 12.0% senior secured PIK toggle notes	—	—	—	—	—	350,000
Other	3,580	12,535	5,762	—	—	—
	$3,580	$12,535	$5,762	$—	$978,178	$2,210,000
Note 6—Pension and Other Postretirement Benefits
The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1,701	$1,766	$1,944	$2,486
Interest cost	3,316	3,070	7,726	7,200
Expected return on plan assets	(4,553)	(4,235)	—	—
Amortization of prior service cost	61	66	307	307
Amortization of net actuarial loss	550	2,434	3,892	4,714
Net periodic benefit cost	$1,075	$3,101	$13,869	$14,707

	Pension Benefits		Other Postretirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$5,103	$5,298	$5,832	$7,458
Interest cost	9,980	9,210	23,178	21,596
Expected return on plan assets	(13,659)	(12,705)	—	—
Amortization of prior service cost	183	198	921	921
Amortization of net actuarial loss	1,742	7,302	11,676	14,182
Settlement loss	1,627	—	—	—
Net periodic benefit cost	$4,976	$9,303	$41,607	$44,157

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

Note 7—Net Loss Per Share
A reconciliation of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except per share data):

	For the three months ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(98,902)	$(98,902)	$(100,724)	$(100,724)
Denominator:
Average number of common shares outstanding(1)	66,952	66,952	62,573	62,573
Net loss per share	$(1.48)	$(1.48)	$(1.61)	$(1.61)

	For the nine months ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(342,471)	$(342,471)	$(184,660)	$(184,660)
Denominator:
Average number of common shares outstanding(1)	64,986	64,986	62,555	62,555
Net loss per share	$(5.27)	$(5.27)	$(2.95)	$(2.95)
_______________________________________________________________________________

(1)
In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and restricted stock units outstanding for the three months ended September 30, 2014 and 2013 totaling 1,727 and 675, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options and restricted stock units outstanding for the nine months ended September 30, 2014 and 2013 totaling 1,437 and 525, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

The tables below sets forth stock options exercised and restricted stock units vested for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stock options exercised	—	—	18,300	24,831
Restricted stock units vested	3,337	4,558	81,889	30,234
Total	3,337	4,558	100,189	55,065

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

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
In connection with the U.S. Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 as to the remaining disputed issues. The Bankruptcy Court instructed both parties to submit a final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011, January 2013, May 2013 and December 2013. At the request of the IRS, in December 2013 the Bankruptcy Court granted an additional extension of time to submit the final order. As of September 30, 2014, both parties are still reviewing the litigation issues in order to submit the final order.
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
The IRS completed its audits of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2005 and December 31, 2006 through December 31, 2008. The IRS issued 30-Day Letters to the Company in June 2010 and July 2012, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2008 audit periods. As of September 30, 2014, the IRS Appeals Office has returned these tax periods to IRS Examination Division to be placed into suspense pending the resolution of the tax periods that are in the U.S. Bankruptcy Court. The disputed issues in these audit periods are similar to the issues remaining in the Proof of Claim.
The IRS is conducting an audit of the Company's income tax returns filed for the 2009 through 2012 tax years. Since the examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. During 2014, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.
It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates a final order will be issued by the Bankruptcy Court in the near future settling the issues in the Proof of Claim. A final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently under IRS Exam (2000-2012). As of September 30, 2014, the Company had $35.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 8—Commitments and Contingencies (Continued)

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
In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project ("35th Avenue Superfund Site") be classified and managed as a Superfund site under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), allowing other Potentially Responsible Parties (PRPs) to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry (ATSDR) released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRPs notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels (RML's) and offered the PRPs an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In July 2014, the Jefferson County Department of Health ("JCDH") said there are no apparent health risks to individuals living in North Birmingham. In August 2014, the EPA sent an “Offer to Conduct Work” letter to Walter Coke and five other PRPs and offered the PRPs an opportunity to cleanup 30 Phase II properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In September 2014, the EPA proposed to add the 35th Avenue Superfund Site to the National Priorities List ("NPL"). Proposed NPL sites are subject to a 60-day public comment period. The EPA will accept written comments on the NPL proposal through November 21, 2014.
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
The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At September 30,

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 8—Commitments and Contingencies (Continued)

2014, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. As of September 30, 2014, the amount of this accrual was not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.
In 2011, the Company and Walter Coke were named in a suit filed by Louise Moore (Louise Moore v. Walter Energy, Inc. and Walter Coke, Inc., Case No. 2:11-CV-1391) in the federal District Court for the Northern District of Alabama. This is a putative civil class action alleging state law tort claims arising from the alleged presence on properties of substances, including arsenic, BaP, and other hazardous substances, allegedly as a result of current and/or historic operations in the area conducted by the defendants and/or their predecessors. Subsequently, the plaintiff filed an amended complaint eliminating Walter Energy as a defendant and amending the claims alleged against Walter Coke to relate to Walter Coke's alleged conduct for the period commencing after March 2, 1995. Thereafter, Walter Coke filed a Motion to Dismiss the amended complaint. On September 28, 2012, the Court issued a memorandum opinion and order granting in part and denying in part the motion. In partially granting Walter Coke's motion, the Court held that the plaintiff's claim for injunctive relief was not valid and that class action-related claims must be dismissed (with leave to re-plead) due to an improperly defined class. In partially ruling for the plaintiff, the Court held that at the pleading stage the plaintiff's claims could not be dismissed on rule of repose grounds or due to insufficient pleading. The plaintiff filed an amended complaint on October 29, 2012. On November 19, 2012, Walter Coke filed an answer and motion for partial dismissal of plaintiff's second amended complaint. The Court held a hearing on Walter Coke's motion for partial dismissal of the second amended complaint on January 10, 2013. On September 30, 2013, the Court issued a memorandum opinion and order denying the motion. On November 1, 2013, a joint motion to stay the proceeding was filed with the Court, which the Court granted on November 21, 2013. On September 30, 2014, the case was dismissed without prejudice. However, the Order provides that either party may move for reinstatement before the earlier of (i) 6 months of the EPA’s issuance of a Record of Decision for the 35th Avenue Superfund Site, or (ii) 5 years after the date of the Order. Reinstatement also causes the reinstated claims to relate back to the original date of filing.
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
These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claimed violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead Plaintiffs filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter Energy, in addition to the previously named defendants. Defendants filed a Motion to Dismiss the amended complaint on October 4, 2012. On January 29, 2013, the court denied that motion without prejudice. Defendants answered the complaint on February 15, 2013. The parties are now in the process of discovery. Plaintiffs filed a motion for class certification on August 15, 2013. On March 18, 2014, the Court denied

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 8—Commitments and Contingencies (Continued)

Plaintiffs' motion for class certification without prejudice to refiling and rebriefing and stayed this litigation pending a decision by the United States Supreme Court in Halliburton Co., et al. v. Erica P. John Fund, Inc. ("Halliburton II"). Following the U.S. Supreme Court's decision in Halliburton II on June 23, 2014, Plaintiffs filed a renewed motion for class certification on August 29, 2014. Defendants' opposition to Plaintiffs' renewed class certification was due October 28, 2014, and Plaintiffs' Reply is due December 19, 2014. All other deadlines have been stayed by the Court.
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

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

Note 9—Derivative Financial Instruments
Interest Rate Swaps
On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap was to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under the 2011 Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge was a three year amortizing interest rate swap based on a 1.17% fixed rate with quarterly fixed rate and floating rate payment dates beginning on July 18, 2011. The hedge was settled upon maturity in July 2014 and was accounted for as a cash flow hedge. Changes in the fair value of the effective portion of the hedge were reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods in which the hedged transactions affected earnings. The Company recognized income of $1.1 million related to the effective portion of the hedge for the nine months ended September 30, 2014 in interest expense, net in the Condensed Consolidated Statements of Operations. Upon the prepayment of term loan A in the first quarter of 2014, the interest rate swap became fully ineffective. The ineffective portion of the change in the fair value of the hedge is recognized directly in earnings. The Company recognized income of approximately $1.0 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, related to the ineffective portion of the hedge and the mark-to-market gain from the settlement in other income (loss) in the Condensed Consolidated Statements of Operations.
Interest Rate Cap
On June 27, 2011, the Company entered into an interest rate cap agreement related to interest payments required under the 2011 Credit Agreement with a notional value of $255.0 million. The objective of the cap was to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate above 2.00%. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge was a three year amortizing interest rate cap based on a strike price of 2.00% with quarterly fixed rate and floating rate payment dates beginning on July 7, 2011. The hedge was settled upon maturity in July 2014 and was accounted for as a cash flow hedge. Changes in the fair value of the hedge were reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.
The following table presents the fair values of the Company's derivative instruments as well as their classification within the Condensed Consolidated Balance Sheets as of December 31, 2013 (in thousands, except amounts in footnotes to the table). There were no outstanding derivative instruments as of September 30, 2014. See Note 11 for additional information related to the fair values of the Company's derivative instruments.

December 31, 2013
Asset derivatives designated as cash flow hedging instruments:
Interest rate cap(1)	$1
Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$3,080
_______________________________________________________________________________

(1)	$1 thousand was included in other current assets within the Condensed Consolidated Balance Sheet as of December 31, 2013.

(2)	$3.1 million was included within other current liabilities within the Condensed Consolidated Balance Sheet as of December 31, 2013.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 9—Derivative Financial Instruments (Continued)

The following tables present the gains and losses from derivative instruments for the three and nine months ended September 30, 2014 and 2013 and their location within the condensed consolidated financial statements (in thousands).

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)		Loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings (ineffective portion) (2)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Derivatives designated as cash flow hedging instruments	2014	2013	2014	2013	2014	2013
Interest rate swaps	$—	$1,057	$—	$(636)	$—	$235
Interest rate cap	—	(3)	—	—	—	—
Total	$—	$1,054	$—	$(636)	$—	$235

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)		Loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings (ineffective portion)(2)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedging instruments	2014	2013	2014	2013	2014	2013
Interest rate swaps	$1,303	$3,538	$(677)	$(1,866)	$1,053	$235
Interest rate cap	—	(6)	—	—	—	—
Total	$1,303	$3,532	$(677)	$(1,866)	$1,053	$235
_______________________________________________________________________________

(1)	The effective portion of the interest rate swap amounts are reported within interest expense, net in the Condensed Consolidated Statements of Operations.

(2)	The ineffective portion of the interest rate swap is reported within other income (loss) in the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014, net of tax (in thousands).

	Pension and other postretirement plans	Unrealized gain/(loss) on hedges	Foreign currency translation adjustment	Total
Beginning balance as of December 31, 2013	$(165,150)	$(1,679)	$4,571	$(162,258)
Other comprehensive income (loss) before reclassifications	—	1,303	(8,244)	(6,941)
Amounts reclassified from accumulated other comprehensive income (loss)	9,994	376	—(1)	10,370
Net current-period other comprehensive income (loss)	9,994	1,679	(8,244)	3,429
Ending balance as of September 30, 2014	$(155,156)	$—	$(3,673)	$(158,829)
_______________________________________________________________________________

(1)
Foreign currency translation adjustments are reclassified from accumulated other comprehensive income (loss) to earnings upon sale or substantially complete liquidation of an investment in a foreign entity.

The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains and losses on cash flow hedges:
Interest rate swaps (effective portion)	$(1,095)	Interest expense, net
Interest rate swaps (ineffective portion)	1,701	Other income (loss), net
	606	Total before tax
	(230)	Income tax benefit
	$376	Net of tax
Amortization of pension and postretirement benefit plans:
Prior service cost	$1,104	(a)
Net actuarial loss	13,418	(a)
Settlement loss	1,627	(a)
	16,149	Total before tax
	(6,155)	Income tax benefit
	$9,994	Net of tax
_______________________________________________________________________________

(a)
Amortization of pension benefit items are included in cost of sales (exclusive of depreciation and depletion) and selling, general and administrative expense while amortization of postretirement benefit items are included in postretirement benefits within the Condensed Consolidated Statements of Operations.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

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
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2014. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

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
Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the revolver at September 30, 2014 or December 31, 2013. The estimated fair value of the Company's debt is based on observable market data (Level 2). The carrying amounts and fair values of the Company's long-term debt (excluding capital lease obligations, equipment financing agreements and a discount on the revolver of $1,683 as of September 30, 2014) are presented below (in thousands):

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 11-Fair Value of Financial Instruments (Continued)

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 term loan A(1)	$—	$—	$401,052	$403,517
2011 term loan B(2)	$965,476	$868,867	$968,581	$959,838
9.875% senior notes(3)	$437,425	$140,800	$496,831	$431,250
8.50% senior notes	$450,000	$130,500	$450,000	$374,625
9.50% senior secured notes(4)	$447,741	$405,000	$447,492	$474,750
9.50% add-on senior secured notes(5)	$202,660	$180,000	$—	$—
9.50% add-on senior secured notes(6)	$316,901	$288,000	$—	$—
11.0%/12.0% senior secured PIK toggle notes	$350,000	$162,750	$—	$—
_______________________________________________________________________________

(1)	Net of debt discount of $5,514 as of December 31, 2013.

(2)	Net of debt discount of $12,702 and $9,597 as of September 30, 2014 and December 31, 2013, respectively.

(3)	Net of debt discount of $2,575 and $3,169 as of September 30, 2014 and December 31, 2013, respectively.

(4)	Net of debt discount of $2,259 and $2,508 as of September 30, 2014 and December 31, 2013, respectively.

(5)	Includes a premium of $2,660 as of September 30, 2014.

(6)	Net of debt discount of $3,099 as of September 30, 2014.

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

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 12—Segment Information (Continued)

Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
U.S. Operations	$282,356	$337,269	$911,705	$997,503
Canadian and U.K. Operations	46,355	119,367	206,976	390,684
Other	835	(840)	3,101	448
Total revenues	$329,546	$455,796	$1,121,782	$1,388,635

Segment operating income (loss):
U.S. Operations	$(26,837)	$(8,008)	$(51,376)	$22,368
Canadian and U.K. Operations	(26,598)	(48,022)	(145,642)	(163,135)
Other	(1,398)	(3,051)	(4,316)	(12,487)
Total operating loss	(54,833)	(59,081)	(201,334)	(153,254)
Interest expense, net	(79,231)	(58,362)	(218,065)	(157,314)
Gain (loss) on extinguishment of debt	3,394	(874)	902	(6,875)
Other income (loss), net	1,424	593	646	(16)
Loss before income tax benefit	(129,246)	(117,724)	(417,851)	(317,459)
Income tax benefit	(30,344)	(17,000)	(75,380)	(132,799)
Net loss	$(98,902)	$(100,724)	$(342,471)	$(184,660)

Depreciation and depletion:
U.S. Operations	$36,649	$53,060	$113,409	$131,722
Canadian and U.K. Operations	21,152	29,383	89,371	99,235
Other	612	543	1,873	1,539
Total	$58,413	$82,986	$204,653	$232,496

Capital expenditures:
U.S. Operations	$23,503	$24,741	$63,244	$90,945
Canadian and U.K. Operations	1,687	2,867	3,731	16,412
Other	1,067	876	2,758	1,378
Total	$26,257	$28,484	$69,733	$108,735

	September 30, 2014	December 31, 2013
Segment assets:
U.S. Operations	$1,194,515	$1,265,255
Canadian and U.K. Operations	3,594,573	3,687,925
Other	851,424	637,680
Total	$5,640,512	$5,590,860

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

Note 13—Supplemental Guarantor and Non-Guarantor Financial Information
In accordance with the indentures governing the 9.875% senior notes due December 2020 and the 8.50% senior notes due April 2021 (collectively the "Senior Notes"), as of September 30, 2014 certain 100% owned U.S. domestic restricted subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the subsidiaries which are guarantors under the senior notes, and (iv) the subsidiaries which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$566,639	$70	$47,914	$—	$614,623
Receivables, net	101,931	96,058	19,094	—	217,083
Intercompany receivables	—	218,633	55,096	(273,729)	—
Intercompany loans receivable	820	—	—	(820)	—
Inventories	—	112,507	113,567	—	226,074
Deferred income taxes	26,794	2,495	957	—	30,246
Prepaid expenses	2,364	36,829	4,127	—	43,320
Other current assets	10,252	510	2,237	—	12,999
Total current assets	708,800	467,102	242,992	(274,549)	1,144,345
Mineral interests, net	—	6,496	2,861,073	—	2,867,569
Property, plant and equipment, net	7,621	702,635	802,909	—	1,513,165
Deferred income taxes	3,046	8,377	—	(11,423)	—
Investment in subsidiaries	3,390,858	79,885	—	(3,470,743)	—
Other long-term assets	87,972	17,995	9,466	—	115,433
	$4,198,297	$1,282,490	$3,916,440	$(3,756,715)	$5,640,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$7,071	$7,107	$—	$14,178
Accounts payable	3,262	39,786	8,846	—	51,894
Accrued expenses	95,150	57,269	27,254	—	179,673
Intercompany payables	273,729	—	—	(273,729)	—
Intercompany loans payable	—	—	820	(820)	—
Accumulated other postretirement benefits obligation	1,370	29,941	—	—	31,311
Other current liabilities	175,137	21,371	24,901	—	221,409
Total current liabilities	548,648	155,438	68,928	(274,549)	498,465
Long-term debt	3,168,520	7,544	155	—	3,176,219
Accumulated other postretirement benefits obligation	(849)	577,727	—	—	576,878
Deferred income taxes	—	—	762,988	(11,423)	751,565
Other long-term liabilities	27,060	81,657	73,750	—	182,467
Total liabilities	3,743,379	822,366	905,821	(285,972)	5,185,594
Stockholders' equity:	454,918	460,124	3,010,619	(3,470,743)	454,918
Total liabilities and stockholders' equity	$4,198,297	$1,282,490	$3,916,440	$(3,756,715)	$5,640,512

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)
DECEMBER 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$234,150	$101	$26,567	$—	$260,818
Receivables, net	113,936	90,460	77,367	—	281,763
Intercompany receivables	—	30,126	57,778	(87,904)	—
Intercompany loans receivable	63,549	1,104,282	—	(1,167,831)	—
Inventories	—	168,434	144,213	—	312,647
Deferred income taxes	23,957	12,154	956	—	37,067
Prepaid expenses	2,245	34,011	2,766	—	39,022
Other current assets	15,257	440	2,334	—	18,031
Total current assets	453,094	1,440,008	311,981	(1,255,735)	949,348
Mineral interests, net	—	7,294	2,897,708	—	2,905,002
Property, plant and equipment, net	7,248	764,406	865,898	—	1,637,552
Deferred income taxes	3,049	4,458	—	(7,507)	—
Investment in subsidiaries	4,409,683	86,357	—	(4,496,040)	—
Other long-term assets	73,564	10,323	15,071	—	98,958
	$4,946,638	$2,312,846	$4,090,658	$(5,759,282)	$5,590,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$1,313	$7,897	$—	$9,210
Accounts payable	5,604	64,678	22,430	—	92,712
Accrued expenses	34,551	53,582	45,737	—	133,870
Intercompany payables	87,904	—	—	(87,904)	—
Intercompany loans payable	1,104,282	—	63,549	(1,167,831)	—
Accumulated other postretirement benefits obligation	94	29,942	—	—	30,036
Other current liabilities	164,364	27,062	22,647	—	214,073
Total current liabilities	1,396,799	176,577	162,260	(1,255,735)	479,901
Long-term debt	2,763,957	—	5,665	—	2,769,622
Accumulated other postretirement benefits obligation	263	570,449	—	—	570,712
Deferred income taxes	—	—	830,374	(7,507)	822,867
Other long-term liabilities	32,925	73,420	88,719	—	195,064
Total liabilities	4,193,944	820,446	1,087,018	(1,263,242)	4,838,166
Stockholders' equity:	752,694	1,492,400	3,003,640	(4,496,040)	752,694
Total liabilities and stockholders' equity	$4,946,638	$2,312,846	$4,090,658	$(5,759,282)	$5,590,860

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$270,176	$49,366	$—	$319,542
Miscellaneous income (loss)	(40)	1,818	8,226	—	10,004
	(40)	271,994	57,592	—	329,546
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	238,470	59,455	—	297,925
Depreciation and depletion	612	32,295	25,506	—	58,413
Selling, general and administrative	1,387	10,868	4,343	—	16,598
Postretirement benefits	(45)	13,914	—	—	13,869
Restructuring and asset impairments	50	37	(2,513)	—	(2,426)
	2,004	295,584	86,791	—	384,379
Operating loss	(2,044)	(23,590)	(29,199)	—	(54,833)
Interest expense, net	(77,856)	(257)	(1,118)	—	(79,231)
Gain on extinguishment of debt	3,394	—	—	—	3,394
Other income, net	1,424	—	—	—	1,424
Loss before income tax expense (benefit)	(75,082)	(23,847)	(30,317)	—	(129,246)
Income tax expense (benefit)	(404)	17	(29,957)	—	(30,344)
Equity in net losses of subsidiaries	(24,224)	—	—	24,224	—
Net loss	$(98,902)	$(23,864)	$(360)	$24,224	$(98,902)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$302,328	$143,609	$—	$445,937
Miscellaneous income (loss)	(932)	5,669	5,122	—	9,859
	(932)	307,997	148,731	—	455,796
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	234,913	160,398	—	395,311
Depreciation and depletion	543	43,600	38,843	—	82,986
Selling, general and administrative	(3,730)	13,854	11,749	—	21,873
Postretirement benefits	(54)	14,761	—	—	14,707
	(3,241)	307,128	210,990	—	514,877
Operating income (loss)	2,309	869	(62,259)	—	(59,081)
Interest income (expense), net	(65,013)	8,465	(1,814)	—	(58,362)
Loss on extinguishment of debt	(874)	—	—	—	(874)
Other income (loss), net	(234)	218	609	—	593
Income (loss) before income tax expense (benefit)	(63,812)	9,552	(63,464)	—	(117,724)
Income tax expense (benefit)	(715)	1,368	(17,653)	—	(17,000)
Equity in net losses of subsidiaries	(37,627)	—	—	37,627	—
Net income (loss)	$(100,724)	$8,184	$(45,811)	$37,627	$(100,724)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$854,074	$248,679	$—	$1,102,753
Miscellaneous income	939	5,512	12,578	—	19,029
	939	859,586	261,257	—	1,121,782
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	700,424	291,137	—	991,561
Depreciation and depletion	1,873	99,343	103,437	—	204,653
Selling, general and administrative	4,501	34,739	17,139	—	56,379
Postretirement benefits	(133)	41,740	—	—	41,607
Restructuring and asset impairments	564	23,723	4,629	—	28,916
	6,805	899,969	416,342	—	1,323,116
Operating loss	(5,866)	(40,383)	(155,085)	—	(201,334)
Interest income (expense), net	(222,598)	6,705	(2,172)	—	(218,065)
Gain on extinguishment of debt	902	—	—	—	902
Other income (loss), net	705	—	(59)	—	646
Loss before income tax benefit	(226,857)	(33,678)	(157,316)	—	(417,851)
Income tax benefit	(2,837)	(4,342)	(68,201)	—	(75,380)
Equity in net losses of subsidiaries	(118,451)	—	—	118,451	—
Net loss	$(342,471)	$(29,336)	$(89,115)	$118,451	$(342,471)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$916,338	$457,006	$—	$1,373,344
Miscellaneous income (loss)	(159)	8,638	6,812	—	15,291
	(159)	924,976	463,818	—	1,388,635
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	693,904	489,957	—	1,183,861
Depreciation and depletion	1,539	117,683	113,274	—	232,496
Selling, general and administrative	6,420	41,108	32,148	—	79,676
Postretirement benefits	(164)	44,321	—	—	44,157
Restructuring and asset impairments	—	(8,947)	10,646	—	1,699
	7,795	888,069	646,025	—	1,541,889
Operating income (loss)	(7,954)	36,907	(182,207)	—	(153,254)
Interest income (expense), net	(173,640)	21,748	(5,422)	—	(157,314)
Loss on extinguishment of debt	(6,875)	—	—	—	(6,875)
Other income (loss), net	(234)	218	—	—	(16)
Income (loss) before income tax expense (benefit)	(188,703)	58,873	(187,629)	—	(317,459)
Income tax expense (benefit)	(49,490)	6,505	(89,814)	—	(132,799)
Equity in net losses of subsidiaries	(45,447)	—	—	45,447	—
Net income (loss)	$(184,660)	$52,368	$(97,815)	$45,447	$(184,660)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(98,902)	$(23,864)	$(360)	$24,224	$(98,902)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	2,977	2,963	—	(2,963)	2,977
Change in foreign currency translation adjustment	(21,672)	—	(21,672)	21,672	(21,672)
Total other comprehensive income (loss)	(18,695)	2,963	(21,672)	18,709	(18,695)
Total comprehensive loss	$(117,597)	$(20,901)	$(22,032)	$42,933	$(117,597)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(100,724)	$8,184	$(45,811)	$37,627	$(100,724)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	4,659	13,338	—	(13,338)	4,659
Change in unrealized gain on hedges, net of tax	653	12	—	(12)	653
Change in foreign currency translation adjustment	14,847	—	14,847	(14,847)	14,847
Change in unrealized gain on investments, net of tax	(940)	—	(940)	940	(940)
Total other comprehensive income	19,219	13,350	13,907	(27,257)	19,219
Total comprehensive income (loss)	$(81,505)	$21,534	$(31,904)	$10,370	$(81,505)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(342,471)	$(29,336)	$(89,115)	$118,451	$(342,471)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	9,994	9,954	—	(9,954)	9,994
Change in unrealized gain on hedges, net of tax	1,679	3	—	(3)	1,679
Change in foreign currency translation adjustment	(8,244)	—	(8,244)	8,244	(8,244)
Total other comprehensive income (loss)	3,429	9,957	(8,244)	(1,713)	3,429
Total comprehensive loss	$(339,042)	$(19,379)	$(97,359)	$116,738	$(339,042)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(184,660)	$52,368	$(97,815)	$45,447	$(184,660)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans, net of tax	13,976	13,338	—	(13,338)	13,976
Change in unrealized gain on hedges, net of tax	1,901	49	—	(49)	1,901
Change in foreign currency translation adjustment	(2,239)	—	(2,239)	2,239	(2,239)
Change in unrealized gain on investments, net of tax	(897)	—	(897)	897	(897)
Total other comprehensive income (loss)	12,741	13,387	(3,136)	(10,251)	12,741
Total comprehensive income (loss)	$(171,919)	$65,755	$(100,951)	$35,196	$(171,919)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(124,771)	$115,279	$(11,294)	$—	$(20,786)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,758)	(60,059)	(6,916)	—	(69,733)
Proceeds from sale of property, plant and equipment	—	24,112	—	—	24,112
Intercompany loans made	(5,200)	—	—	5,200	—
Intercompany loans received	1,828	—	—	(1,828)	—
Other	—	—	134	—	134
Cash flows used in investing activities	(6,130)	(35,947)	(6,782)	3,372	(45,487)
FINANCING ACTIVITIES
Proceeds from issuance of debt	869,800	—	—	—	869,800
Retirements of debt	(406,566)	(5,790)	(5,965)	—	(418,321)
Dividends paid	(1,944)	—	—	—	(1,944)
Debt issuance costs	(27,748)	—	—	—	(27,748)
Advances from (to) consolidated entities	30,043	(73,573)	43,530	—	—
Intercompany notes borrowings	—	—	5,200	(5,200)	—
Intercompany notes payments	—	—	(1,828)	1,828	—
Other	(195)	—	—	—	(195)
Cash flows provided by (used in) financing activities	463,390	(79,363)	40,937	(3,372)	421,592
Effect of foreign exchange rates on cash	—	—	(1,514)	—	(1,514)
Net increase (decrease) in cash and cash equivalents	332,489	(31)	21,347	—	353,805
Cash and cash equivalents at beginning of period	234,150	101	26,567	—	260,818
Cash and cash equivalents at end of period	$566,639	$70	$47,914	$—	$614,623

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(165,441)	$163,367	$(41,952)	$—	$(44,026)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(863)	(84,623)	(23,249)	—	(108,735)
Intercompany loans made	(33,100)	—	—	33,100	—
Intercompany loans received	30,500	—	—	(30,500)	—
Investments in subsidiaries	—	—	—	—	—
Proceeds from sales of investments	—	—	1,559	—	1,559
Other	—	—	663	—	663
Cash flows used in investing activities	(3,463)	(84,623)	(21,027)	2,600	(106,513)
FINANCING ACTIVITIES
Proceeds from issuance of debt	897,412	—	—	—	897,412
Retirements of debt	(496,062)	(14,193)	—	—	(510,255)
Dividends paid	(16,264)	—	—	—	(16,264)
Debt issuance costs	(42,128)	—	—	—	(42,128)
Advances from (to) consolidated entities	4,729	(64,763)	60,034	—	—
Intercompany notes borrowings	—	—	33,100	(33,100)	—
Intercompany notes payments	—	—	(30,500)	30,500	—
Other	(883)	151	—	—	(732)
Cash flows provided by (used in) financing activities	346,804	(78,805)	62,634	(2,600)	328,033
Effect of foreign exchange rates on cash	—	—	(961)	—	(961)
Net increase (decrease) in cash and cash equivalents	177,900	(61)	(1,306)	—	176,533
Cash and cash equivalents at beginning of period	83,833	61	32,707	—	116,601
Cash and cash equivalents at end of period	$261,733	$—	$31,401	$—	$293,134

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
We currently operate five active coal mines, a coke plant and a coal bed methane extraction operation located in Alabama and West Virginia. We have curtailed and idled mines in Northeast British Columbia in Canada and in South Wales in the U.K. We operate our business through the U.S. Operations and Canadian and U.K. Operations principal business segments. The U.S. Operations segment includes the operations of our underground mines, surface mines, coke plant and natural gas operations located in Alabama and our underground and surface mining operations located in West Virginia.
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
Sales of metallurgical coal for the three months ended September 30, 2014 were 2.3 million metric tons and accounted for approximately 90% of our coal sales volume. Comparatively, for the three months ended September 30, 2013, sales of metallurgical coal were 2.8 million metric tons and accounted for approximately 84% of our coal sales volume.
Sales of thermal coal for the three months ended September 30, 2014 were 259 thousand metric tons and accounted for approximately 10% of our coal sales volume. Comparatively, for the three months ended September 30, 2013, sales of thermal coal were 540 thousand metric tons and accounted for approximately 16% of our coal sales volume.
Industry Overview and Outlook
The global metallurgical coal market remains challenged due to continued excess supply and an uncertain outlook for China. The metallurgical coal benchmark price for the fourth quarter of 2014 settled at approximately $119 per metric ton which is relatively consistent with the second and third quarter of 2014 benchmark price of $120 per metric ton and represents a $33 per metric ton decrease from the fourth quarter 2013 benchmark price of $152 per metric ton.
Although the current metallurgical coal market remains weak, there are positive signs in the market. According to the World Steel Association, world crude steel production in the nine months ended September 30, 2014 as compared with the prior year period increased 2.1%. In Europe, steel production grew by approximately 3%, reflecting a strong first half of the year but a slower third quarter in which growth was just over 1%. Germany's steel production increased approximately 3% due to the strong automotive market and production in the U.K. increased more than 5%. China's crude steel production increased approximately 2%. Elsewhere in Asia, South Korea's steel production increased approximately 9% as South Korea's economy continues to grow at a steady pace, with GDP growth for 2014 projected to be around 3.5%. Steel production in India increased approximately 3% in the current quarter and has increased 2% year-to-date. The growth in India is being driven primarily by five blast furnace expansion projects, expected to be completed over the next two years.
Global metallurgical coal demand is projected to continue to grow modestly with an expected increase in global steel production. The World Steel Association short range outlook released on October 6, 2014 forecasts that global steel use by the end of 2014 will increase by 2.0% following growth of 3.8% in 2013 and in 2015 it is forecast that world steel demand will grow by another 2.0%. Steel consumption in the European Union, where a large portion of our customers reside, is expected to grow 4.0% in 2014 according to the World Steel Association, following a decline in 2013 and 2012. On the global metallurgical coal production side, there have been global production cuts of approximately 25 million tons announced in 2014, the majority of which have been in the U.S. and Canada. We believe these factors reflect positive trends in both supply and demand. Although demand for our products has been good, there still remains an excess of metallurgical coal in the market. At current prices, we believe a significant portion of global metallurgical coal production remains uneconomic and, if the current prices were to continue, additional idling would be expected.
While uncertainty exists in certain regions globally, including China, demand for our premium metallurgical coal products in core markets has remained steady and we believe the long-term demand for our metallurgical coal within all of our markets to be strong as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market. We remain committed to aggressively controlling costs, improving operating performance and productivity, reducing expenses and increasing liquidity. Although we have responded to the deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, which include our Canadian operations, we have the capability to increase our metallurgical coal production when the market rebounds to take advantage of potential opportunities in this highly volatile market.
In conjunction with the announcement of our idling of the remaining Canadian operations, we have revised our full year 2014 target metallurgical coal production to be 9.5 million metric tons, and full year 2014 metallurgical coal sales volumes are estimated to total 10.0 million metric tons.

RESULTS OF OPERATIONS
Summary Operating Results for the
Three Months Ended September 30, 2014 and 2013

	For the three months ended September 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$281,104	$38,261	$177	$319,542
Miscellaneous income	1,252	8,094	658	10,004
Revenues	282,356	46,355	835	329,546
Cost of sales (exclusive of depreciation and depletion)	247,190	50,737	(2)	297,925
Depreciation and depletion	36,649	21,152	612	58,413
Selling, general and administrative	11,415	3,565	1,618	16,598
Postretirement benefits	13,914	—	(45)	13,869
Restructuring and asset impairments	25	(2,501)	50	(2,426)
Operating loss	$(26,837)	$(26,598)	$(1,398)	(54,833)
Interest expense, net				(79,231)
Gain on extinguishment of debt				3,394
Other income, net				1,424
Income tax benefit				30,344
Net loss				$(98,902)

	For the three months ended September 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$332,522	$113,415	$—	$445,937
Miscellaneous income (loss)	4,747	5,952	(840)	9,859
Revenues	337,269	119,367	(840)	455,796
Cost of sales (exclusive of depreciation and depletion)	265,879	129,432	—	395,311
Depreciation and depletion	53,060	29,383	543	82,986
Selling, general and administrative	11,576	8,574	1,723	21,873
Postretirement benefits	14,762	—	(55)	14,707
Operating loss	$(8,008)	$(48,022)	$(3,051)	(59,081)
Interest expense, net				(58,362)
Loss on extinguishment of debt				(874)
Other income, net				593
Income tax benefit				17,000
Net loss				$(100,724)

	Dollar variance for the three months ended September 30, 2014 versus 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(51,418)	$(75,154)	$177	$(126,395)
Miscellaneous income (loss)	(3,495)	2,142	1,498	145
Revenues	(54,913)	(73,012)	1,675	(126,250)
Cost of sales (exclusive of depreciation and depletion)	(18,689)	(78,695)	(2)	(97,386)
Depreciation and depletion	(16,411)	(8,231)	69	(24,573)
Selling, general and administrative	(161)	(5,009)	(105)	(5,275)
Postretirement benefits	(848)	—	10	(838)
Restructuring and asset impairments	25	(2,501)	50	(2,426)
Operating income (loss)	$(18,829)	$21,424	$1,653	4,248
Interest expense, net				(20,869)
Gain on extinguishment of debt				4,268
Other income, net				831
Income tax benefit				13,344
Net loss				$1,822

Summary of Third Quarter Consolidated Results of Operations
Our net loss for the three months ended September 30, 2014 was $98.9 million, or $1.48 per diluted share, which compares to a net loss of $100.7 million, or $1.61 per diluted share, for the three months ended September 30, 2013. The net loss was primarily due to a decrease in metallurgical coal tons sold of approximately 17.4%, primarily due to the idling of the Canadian operations in the second quarter of 2014. Earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA") for the third quarter of 2014 decreased $15.2 million as compared with the third quarter of 2013 primarily due to a decrease in gross profit as a result of a decrease in the average net selling price of coal and an increase in restructuring and asset impairments offset partially by a decrease in selling, general and administrative expenses. A reconciliation of net loss to EBITDA is presented in the Liquidity and Capital Resources section.

Total revenues decreased $126.3 million, or 27.7%, for the three months ended September 30, 2014 compared with the prior year period. The decrease in total revenues was due to decreases of $64.6 million in metallurgical coal tons sold, $52.7 million due to lower average selling prices per metric ton of metallurgical coal sold and a net $15.8 million due to a decrease in thermal coal sales volume offset partially by an increase in thermal coal selling prices. The decrease in metallurgical coal tons sold is primarily due to the idling of the Canadian operations in the second quarter of 2014 and the decrease in thermal coal tons sold is primarily due to the closure of the North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed. These decreases in revenues were offset partially by an increase in revenues of the Company's metallurgical coke and coal bed methane gas operations.
Total cost of sales, exclusive of depreciation and depletion, decreased $97.4 million, or 24.6%, for the three months ended September 30, 2014 as compared with the prior year period. The decrease was due to decreases of $57.8 million in metallurgical tons sold, $51.4 million due to a lower average cash cost of sales per metric ton of metallurgical coal sold and $2.2 million in reduced thermal coal sales volume offset partially by an increase in the average cash costs of sales per ton of thermal coal and an increase in cost of sales in the Company's metallurgical coke and coal bed methane gas operations. These decreases also were offset partially by an increase in cost of sales of $9.4 million attributable to the idling of the Canadian operations, of which $8.2 million related to idle mine costs and $1.2 million related to transportation take-or-pay charges.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of coal sales, exclusive of depreciation and depletion, divided by consolidated revenues, was 9.6% for the three months ended September 30, 2014 compared with 13.3% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was 12.5% and (9.5)%, respectively, for the three months ended September 30, 2014 compared with 21.2% and (8.4)%, respectively, in the prior year period.
The decrease in margins within our U.S. Operations and Canadian and U.K. Operations segments primarily reflects the reduced pricing in metallurgical coal markets. As a result, we have curtailed, and in some cases idled, higher-cost and lower-quality coal mines. We will continue to monitor margins within all of our operations and will continue to idle operations that are not economic under current conditions.
Selling, general and administrative expenses decreased $5.3 million, or 24.1%, for the three months ended September 30, 2014 as compared with the prior year period and was primarily attributable to our cost containment initiatives that began in 2013 and a reduction in professional fees as the prior year included professional fees associated with the proxy challenge.
The operating results for the three months ended September 30, 2014 include a restructuring and asset impairment net benefit of $2.4 million as a result of a revision in the estimate of severance within our Canadian operations as severance notices for some employees were rescinded during the current quarter due to a change in circumstances surrounding the transportation and sale of coal.
The $20.9 million increase in interest expense, net for the three months ended September 30, 2014 as compared with the third quarter of 2013 was primarily due to an increase in long-term debt combined with an increase in the effective interest rates on outstanding debt obligations due to the amendments to the 2011 Credit Agreement in 2014 and the issuance of additional senior notes.
The $3.4 million net gain on extinguishment of debt for the three months ended September 30, 2014 is due to a net gain of $9.9 million recognized upon the extinguishment of $25.0 million of 9.875% Senior Notes in exchange for shares of common stock offset by accelerated amortization of debt issuance costs of $6.5 million associated with the Eighth Amendment to the 2011 Credit Agreement.
The effective tax rate for the three months ended September 30, 2014 was 23.5% compared with 14.4% for the same period in the prior year. The difference between the rates was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. The effective tax rates for both periods also reflects the benefits of the losses of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities. The prior year period also includes charges related to a statutory tax rate increase enacted by British Columbia and a charge recorded to reflect the loss of tax attributes due to the restructuring of our West Virginia operations.
Segment Analysis
U.S. Operations
Hard coking coal sales totaled 2.0 million metric tons for each of the three months ended September 30, 2014 and 2013. Our hard coking coal production totaled 2.0 million metric tons in the third quarter of 2014, which is relatively consistent with the 2.1 million metric tons produced in the third quarter of 2013. The decrease in production was primarily due to a longwall move at Alabama Mine No. 7 during the current quarter. The average selling price of hard coking coal in the third quarter of 2014 was $110.42 per metric ton, representing a 16.6% decrease from the average selling price of $132.46 per metric ton for the same period in 2013. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply. Our average cash cost of sales per metric ton of hard coking coal sold during the third quarter of 2014 was $94.48, representing a decrease of $10.78, or 10.2%, from the $105.26 average cash cost of sales per ton sold during the third quarter of 2013.
Thermal coal sales totaled 234 thousand metric tons for the three months ended September 30, 2014, representing a decrease of 306 thousand metric tons, or 56.7%, compared with 540 thousand metric tons sold during the same period in 2013. Our average selling price of thermal coal for the three months ended September 30, 2014 was $69.52 per metric ton, representing an increase of 6.9%, compared to $65.04 per metric ton for the same period in 2013. Thermal coal production totaled 162 thousand metric tons for the three months ended September 30, 2014, representing a decrease of 73.9%, compared with 620 thousand metric tons produced during the same period in 2013. These decreases in sales and production were primarily due to the closure of the Alabama North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed. The average cash cost of sales per metric ton of thermal coal sold for the three months ended September 30, 2014 was $97.36 per metric ton compared with $53.44 per metric ton for the same period in 2013.
Statistics for U.S. Operations are presented in the following table:

	Three months ended September 30,
	2014	2013
Tons of hard coking coal sold(1) (in thousands)	1,989	1,953
Tons of hard coking coal produced (in thousands)	1,956	2,069
Average hard coking coal selling price(1) (per metric ton)	$110.42	$132.46
Average hard coking coal cash cost of sales(1) (per metric ton)	$94.48	$105.26
Average hard coking coal cash cost of production (per metric ton)	$66.90	$63.12
Tons of thermal coal sold (in thousands)	234	540
Tons of thermal coal produced (in thousands)	162	620
Average thermal coal selling price (per metric ton)	$69.52	$65.04
Average thermal coal cash cost of sales (per metric ton)	$97.36	$53.44
Average thermal coal cash cost of production (per metric ton)	$54.62	$34.77
_______________________________________________________________________________

(1)	Includes sales of both produced and purchased coal.
Total revenues within our U.S. Operations decreased $54.9 million for the three months ended September 30, 2014 compared with the same period in the prior year. The decrease in revenues of $43.8 million was attributable to the lower average selling price per metric ton of hard coking coal sold and $19.9 million was due to decreased thermal coal sales volume. The decrease in thermal coal sales volume is primarily due to the closure of the Alabama North River Mine as the mining of all economically recoverable reserves at this mine was completed. These decreases in revenues were offset partially by an increase of $5.1 million within our metallurgical coke and methane gas operations, $4.8 million in hard coking coal sales volume and $1.0 million due to an increase in the average selling price per metric ton of thermal coal.
Total cost of sales, exclusive of depreciation and depletion, decreased $18.7 million as compared with the same period in the prior year. The decrease in cost of sales was due to decreases of $21.4 million due to lower average cash cost of sales per metric ton of hard coking coal and $16.4 million in reduced thermal coal tons sold. These decreases were offset partially by increases of $10.3 million in the average cash costs of sales per metric ton of thermal coal and $3.8 million in hard coking coal tons sold. The decrease in per metric ton metallurgical coal cash cost of sales was primarily due to cost reduction driven by continued improvements in our cost performance within the operations. The decrease in thermal coal sales volume is due to the closure of the Alabama North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed.
Consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $15.94 and $27.20, respectively, for the three months ended September 30, 2014 and 2013. While margins within our U.S. Operations have decreased in the short-term, we believe the long-term demand for our metallurgical coal to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected. We will continue to monitor the margins within our U.S. Operations and will idle operations that are not economic.
Our U.S. Operations segment reported an operating loss of $26.8 million for the three months ended September 30, 2014, compared with an operating loss $8.0 million in the same period in 2013. The increase in operating loss was primarily due to a decrease in revenues due to the decline in the average selling price of hard coking coal.
Canadian and U.K. Operations
Metallurgical coal sales for the three months ended September 30, 2014 consisted of 345 thousand metric tons of low-volatile PCI coal at an average selling price of $102.85 per metric ton. There were no sales of hard coking coal during the period. Metallurgical coal sales in the third quarter of 2013 consisted of 346 thousand metric tons of hard coking coal at an average selling price of $143.94 per metric ton and 525 thousand metric tons of low-volatile PCI coal at an average selling price of $121.76 per metric ton. The decline in the average selling price of low-volatile PCI coal reflects the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the third quarter of 2014 was $96.74, representing a $27.71, or 22.3%, decrease from the average cash cost of sales per ton of low-volatile PCI coal sold during the third quarter of 2013 of $124.45, primarily driven by continued improvement in our company-wide cost performance.
During the third quarter of 2014, the Canadian and U.K. Operations segment did not produce any hard coking coal or low-volatile PCI coal due to the idling of these operations in the second quarter of 2014. During the third quarter of 2013, the segment produced 234 thousand metric tons of hard coking coal and 470 thousand metric tons of low-volatile PCI coal.
Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended September 30,
	2014	2013
Tons of metallurgical coal sold (in thousands)	345	871
Tons of metallurgical coal produced (in thousands)	—	704
Average metallurgical coal selling price (per metric ton)	$102.85	$130.56
Average metallurgical cash cost of sales (per metric ton)	$104.17	$146.40
Average metallurgical coal cash cost of production (per metric ton)	—	$119.98
Tons of hard coking coal sold (in thousands)	—	346
Tons of hard coking coal produced (in thousands)	—	234
Average hard coking coal selling price (per metric ton)	—	$143.94
Average hard coking coal cash cost of sales (per metric ton)	—	$179.79
Average hard coking coal cash cost of production (per metric ton)	—	$184.59
Tons of low-volatile PCI coal sold (in thousands)	345	525
Tons of low-volatile PCI coal produced (in thousands)	—	470
Average low-volatile PCI coal selling price (per metric ton)	$102.85	$121.76
Average low-volatile PCI coal cash cost of sales (per metric ton)	$96.74	$124.45
Average low-volatile PCI coal cash cost of production (per metric ton)	—	$87.75
Total revenues within our Canadian and U.K. Operations decreased $73.0 million for the three months ended September 30, 2014 compared with the same period in the prior year. The decrease in revenues was attributable to a reduction of $68.7 million due to decreased metallurgical coal tons sold and $9.6 million due to lower average selling prices per metric ton of metallurgical coal sold offset partially by an increase of $3.0 million due to an increased average selling price per metric ton of thermal coal sold. The decrease in metallurgical tons sold is primarily due to the previously mentioned idling of the Canadian operations.
Cost of sales, exclusive of depreciation and depletion, of our Canadian and U.K. Operations decreased $78.7 million for the three months ended September 30, 2014 compared with the same period in the prior year. The decrease was due to decreases of $77.0 million in metallurgical coal tons sold and $14.6 million due to a lower average cash cost of sales per metric ton of metallurgical tons sold. The decrease was offset partially by a $9.4 million increase in cost of sales due to the idling of the Canadian operations, of which $8.2 million related to idle mine costs and $1.2 million related to transportation take-or-pay charges.
Consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $(1.32) and $(15.84), respectively, for the three months ended September 30, 2014 and 2013. Our margins within our Canadian and U.K. Operations remain under pressure. As a result, we decided to idle the Canadian operations in the second quarter of 2014. We believe the long-term demand for metallurgical and low-volatile PCI coal within our Canadian and U.K. Operations to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.
The current quarter includes a restructuring and asset impairment net benefit of $2.5 million primarily due to a revision in the estimate of severance within our Canadian operations as severance notices for some employees were rescinded during the current quarter due to a change in circumstances surrounding the transportation and sale of coal.
Our Canadian and U.K. Operations segment reported an operating loss of $26.6 million for the three months ended September 30, 2014, a decrease of $21.4 million from the prior year comparable period operating loss of $48.0 million, primarily due to the idling of the Canadian operations in the first half of 2014.

Summary Operating Results for the
Nine Months Ended September 30, 2014 and 2013

	For the nine months ended September 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$907,972	$194,544	$237	$1,102,753
Miscellaneous income	3,733	12,432	2,864	19,029
Revenues	911,705	206,976	3,101	1,121,782
Cost of sales (exclusive of depreciation and depletion)	747,445	244,086	30	991,561
Depreciation and depletion	113,409	89,371	1,873	204,653
Selling, general and administrative	36,739	14,557	5,083	56,379
Postretirement benefits	41,740	—	(133)	41,607
Restructuring and asset impairments	23,748	4,604	564	28,916
Operating loss	$(51,376)	$(145,642)	$(4,316)	(201,334)
Interest expense, net				(218,065)
Gain on extinguishment of debt				902
Other income, net				646
Income tax benefit				75,380
Net loss				$(342,471)

	For the nine months ended September 30, 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$989,854	$383,425	$65	$1,373,344
Miscellaneous income	7,649	7,259	383	15,291
Revenues	997,503	390,684	448	1,388,635
Cost of sales (exclusive of depreciation and depletion)	766,963	416,856	42	1,183,861
Depreciation and depletion	131,722	99,235	1,539	232,496
Selling, general and administrative	41,076	27,082	11,518	79,676
Postretirement benefits	44,321	—	(164)	44,157
Restructuring and asset impairments	(8,947)	10,646	—	1,699
Operating income (loss)	$22,368	$(163,135)	$(12,487)	(153,254)
Interest expense, net				(157,314)
Loss on extinguishment of debt				(6,875)
Other loss, net				(16)
Income tax benefit				132,799
Net loss				$(184,660)

	Dollar variance for the nine months ended September 30, 2014 versus 2013
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Sales	$(81,882)	$(188,881)	$172	$(270,591)
Miscellaneous income (loss)	(3,916)	5,173	2,481	3,738
Revenues	(85,798)	(183,708)	2,653	(266,853)
Cost of sales (exclusive of depreciation and depletion)	(19,518)	(172,770)	(12)	(192,300)
Depreciation and depletion	(18,313)	(9,864)	334	(27,843)
Selling, general and administrative	(4,337)	(12,525)	(6,435)	(23,297)
Postretirement benefits	(2,581)	—	31	(2,550)
Restructuring and asset impairments	32,695	(6,042)	564	27,217
Operating income (loss)	$(73,744)	$17,493	$8,171	(48,080)
Interest expense, net				(60,751)
Gain on extinguishment of debt				7,777
Other income, net				662
Income tax benefit				(57,419)
Net loss				$(157,811)
Summary of Year to Date Consolidated Results of Operations
Our net loss for the nine months ended September 30, 2014 was $342.5 million, or $5.27 per diluted share, which compares to a loss of $184.7 million, or $2.95 per diluted share, for the nine months ended September 30, 2013. The increase in net loss in the current period was primarily due to a decrease of $27.59, or 19.1%, in the average selling price per metric ton of our metallurgical coal due to excess supply within the global market. EBITDA for the nine months ended September 30, 2014 decreased $67.5 million as compared to the nine months ended September 30, 2013, primarily due to a decrease in gross profit combined with an increase in restructuring and asset impairment charges, offset by a decrease in selling, general and administrative costs. A reconciliation of net loss to EBITDA is presented in the Liquidity and Capital Resources section.
Total revenues decreased $266.9 million, or 19.2%, for the nine months ended September 30, 2014 as compared with the prior year period. The decrease in revenue was due to decreases of $211.1 million due to a lower average selling price per metric ton of our metallurgical coal, $56.1 million in metallurgical coal tons sold, and a net $22.5 million decrease in thermal coal sales due primarily to a decrease in sales volume. These decreases were offset partially by an increase in revenue within our metallurgical coke and coal bed methane gas operations.
Total cost of sales, exclusive of depreciation and depletion, decreased $192.3 million, or 16.2%, for the nine months ended September 30, 2014 as compared with the prior year period. The decrease in cost of sales was due to decreases of $140.6 million in metallurgical tons sold, $46.4 million due to lower metallurgical coal average cash cost of sales per metric ton and a net decrease of $28.4 million primarily due to decreased thermal coal sales volume. These decreases in cost of sales were partially offset by a $20.3 million increase in cost of sales related to the idling of the Canadian operations, of which $12.7 million related to idle mine costs and $7.6 million related to transportation take-or-pay charges.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of coal sales, exclusive of depreciation and depletion, divided by consolidated revenues, was 11.6% for the nine months ended September 30, 2014 compared with 14.7% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was 18.0% and (17.9)%, respectively, for the nine months ended September 30, 2014 compared with 23.1% and (6.7)%, respectively, in the prior year period.
The decrease in margins within our U.S. Operations and Canadian and U.K. Operations segments primarily reflects reduced pricing in metallurgical coal markets. As a result, we have curtailed, and in some cases idled, higher-cost and lower-quality mines. We will continue to monitor margins within all of our operations and will continue to idle operations that are not economic.
Selling, general and administrative expenses decreased $23.3 million, or 29.2%, for the nine months ended September 30, 2014 as compared with the prior period primarily attributable to a reduction in proxy challenge cost combined with our cost containment initiatives that we began in 2013.
The operating results for the nine months ended September 30, 2014 include restructuring and asset impairment charges of $28.9 million, which are comprised of an asset impairment charge of $23.1 million on the Blue Creek Coal Terminal and restructuring charges of $5.8 million primarily incurred in connection with the idling of the Canadian operations. The results for the nine months ended September 30, 2013 include restructuring and asset impairment charges of $1.7 million, which includes asset impairment charges of $8.0 million related to the accelerated closure of the North River Mine and $10.7 million of cost related to the curtailment of the Willow Creek Mine, offset by a gain of $17.0 million due to the release of a below market contract liability that was acquired through the acquisition of the North River Mine.
The $60.8 million increase in interest expense, net for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 was primarily due to an increase in long-term debt combined with an increase in the effective interest rates on outstanding debt obligations due to amendments to the 2011 Credit Agreement in 2014 and the issuance of additional senior notes.
The $0.9 million gain on the extinguishment of debt for the nine months ended September 30, 2014 includes a net gain of $21.3 million recognized on the extinguishment of $60.0 million of 9.875% Senior Notes due 2020 in exchange for shares of our common stock in the second and third quarters of 2014 offset partially by a loss of $20.4 million on extinguishment of debt in connection with the Eighth Amendment to the 2011 Credit Agreement and the refinancing of term loan A debt through the issuance of senior notes in March 2014. The prior year comparable period includes accelerated amortization of $6.9 million associated with the refinancing of term loan A and term loan B debt through the issuance of senior notes in March and September 2013.
The effective tax rate for the nine months ended September 30, 2014 was 18.0% compared with 41.8% for the same period in the prior year. The difference between the rates was primarily due to a full valuation allowance provided against the U.S. net deferred tax assets recorded for U.S. operating losses in the current period. The effective tax rates for both periods also reflects the benefits of the losses of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.
Segment Analysis
U.S. Operations
Hard coking coal sales totaled 6.0 million metric tons for the nine months ended September 30, 2014, representing an increase of 762 thousand metric tons, or 14.4%, compared with 5.3 million metric tons sold for the same period in 2013. Our hard coking coal production totaled 5.9 million metric tons in each of the nine months ended September 30, 2014 and 2013. The average selling price of hard coking coal for the nine months ended September 30, 2014 was $117.15 per metric ton, representing a 20.4% decrease from the average selling price of $147.09 per metric ton for the same period in 2013. The decrease in the average selling price of hard coking coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply. Our average cash cost of sales per metric ton of hard coking coal sold during the nine months ended September 30, 2014 was $93.59, representing a decrease of $11.85, or 11.2%, from the $105.44 average cash cost of sales per ton sold during the same period in the prior year.
Thermal coal sales totaled 758 thousand metric tons for the nine months ended September 30, 2014, representing a decrease of approximately 470 thousand metric tons, or 38.3%, compared with 1.2 million metric tons sold during the same period in 2013. Our average selling price of thermal coal for the nine months ended September 30, 2014 was $67.76 per metric ton, a slight decline from the $65.53 per metric ton for the same period in 2013. Thermal coal production totaled 457 thousand metric tons for the nine months ended September 30, 2014, representing a decrease of approximately 68.7% compared with 1.5 million metric tons produced during the same period in 2013. This was primarily due to the closure of the Alabama North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed. The average cash cost of sales per metric ton of thermal coal sold for the nine months ended September 30, 2014 was $78.71 per metric ton compared with $74.64 per metric ton for the same period in 2013.
Statistics for U.S. Operations are presented in the following table:

	Nine months ended September 30,
	2014	2013
Tons of hard coking coal sold(1) (in thousands)	6,041	5,279
Tons of hard coking coal produced (in thousands)	5,946	5,877
Average hard coking coal selling price(1) (per metric ton)	$117.15	$147.09
Average hard coking coal cash cost of sales(1) (per metric ton)	$93.59	$105.44
Average hard coking coal cash cost of production (per metric ton)	$66.33	$69.35
Tons of thermal coal sold (in thousands)	758	1,228
Tons of thermal coal produced (in thousands)	457	1,461
Average thermal coal selling price (per metric ton)	$67.76	$65.53
Average thermal coal cash cost of sales (per metric ton)	$78.71	$74.64
Average thermal coal cash cost of production (per metric ton)	$55.42	$55.03
_______________________________________________________________________________

(1)	Includes sales of both produced and purchased coal.
Total revenues within our U.S. Operations segment decreased $85.8 million for the nine months ended September 30, 2014 compared to the prior period. The decrease in revenue was primarily attributable to decreases of $180.9 million due to a decline in the average selling price of hard coking coal and $29.1 million in thermal coal tons sold offset partially by increased revenue of $112.1 million in hard coking coal tons sold and $18.6 million within our metallurgical coke and coal bed methane gas operations.
Total cost of sales, exclusive of depreciation and depletion, within our U.S. Operations segment decreased $19.5 million as compared to the prior period. The decrease was primarily due to decreases of $71.6 million due to a lower average cash cost of sales per metric ton of hard coking coal and $35.1 million in thermal coal tons sold. These decreases were offset by increases of $80.3 million in hard coking coal tons sold and $3.1 million due to increased average thermal coal cash costs of sales per metric ton. The decrease in per metric ton cash cost of sales of hard coking coal was primarily due to increased volume and cost reduction initiatives within the operations. The decrease in metric tons sold of thermal coal was primarily due to the closure of the Alabama North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed.
Our U.S. Operations consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $23.56 and $41.65, respectively, for the nine months ended September 30, 2014 and 2013. While margins within our U.S. Operations have decreased in the short-term, we believe the long-term demand for our metallurgical coal to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected. We will continue to monitor the margins within our U.S. Operations and will idle operations that are not economic.

The current year period includes restructuring and asset impairment charges of $23.7 million, which is comprised of an asset impairment charge of $23.1 million on the Blue Creek Coal Terminal and restructuring charges of $0.7 million. The restructuring and asset impairment benefit of $8.9 million in the prior year period is attributable to a gain of approximately $17.0 million due to the release of a below market contract liability that was obtained through the acquisition of the North River Mine partially offset by impairment charges of approximately $8.1 million related to the accelerated closure of the North River Mine.
Our U.S. Operations segment reported an operating loss of $51.4 million for the nine months ended September 30, 2014, compared to operating income of $22.4 million in the same period in 2013. The decrease in operating income was primarily due to a decrease in revenue due to a decline in the average selling price of our hard coking coal and an increase of $32.7 million in restructuring and asset impairment charges combined with a decrease in revenue due to a decline in the selling prices of our coal.
Canadian and U.K. Operations
Metallurgical coal sales for the nine months ended September 30, 2014 consisted of 593 thousand metric tons of hard coking coal at an average selling price of $126.92 per metric ton and 1.0 million metric tons of low-volatile PCI coal at an average selling price of $109.64 per metric ton. Metallurgical coal sales for the nine months ended September 30, 2013 consisted of 1.4 million metric tons of hard coking coal at an average selling price of $147.92 per metric ton and 1.4 million metric tons of low-volatile PCI coal at an average selling price of $131.51 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold during the nine months ended September 30, 2014 was $141.44, representing a decrease of $17.25 from the average cash cost of sales per ton of hard coking coal sold for the nine months ended September 30, 2013 of $158.69. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the nine months ended September 30, 2014 was $122.36, representing a 9.9% decrease from the average cash cost of sales per metric ton of low-volatile PCI coal sold in the nine months ended September 30, 2013 of $135.77. The decreases in average cash cost of sales per ton primarily reflect the company-wide improvement in cost performance.
Our Canadian and U.K. Operations segment produced a total of 563 thousand metric tons of hard coking coal and 1.0 million metric tons of low-volatile PCI coal in the nine months ended September 30, 2014. During the same period in 2013, the segment produced 1.2 million metric tons of hard coking coal and 1.4 million metric tons of low-volatile PCI coal. The decrease in hard coking coal production is primarily due to the idling of the Wolverine Mine in April 2014 and the curtailment of production at the Willow Creek Mine in the first half of 2013 and the decrease in low-volatile PCI coal is due to the idling of the Brule Mine in June 2014.
Statistics for Canadian and U.K. Operations are presented in the following table:

	Nine months ended September 30,
	2014	2013
Tons of metallurgical coal sold (in thousands)	1,612	2,762
Tons of metallurgical coal produced (in thousands)	1,574	2,602
Average metallurgical coal selling price (per metric ton)	$116.00	$139.54
Average metallurgical cash cost of sales (per metric ton)	$130.36	$146.99
Average metallurgical coal cash cost of production (per metric ton)	$86.22	$110.08
Tons of hard coking coal sold (in thousands)	593	1,352
Tons of hard coking coal produced (in thousands)	563	1,181
Average hard coking coal selling price (per metric ton)	$126.92	$147.92
Average hard coking coal cash cost of sales (per metric ton)	$141.44	$158.69
Average hard coking coal cash cost of production (per metric ton)	$92.08	$129.56
Tons of low-volatile PCI coal sold (in thousands)	1,019	1,410
Tons of low-volatile PCI coal produced (in thousands)	1,011	1,421
Average low-volatile PCI coal selling price (per metric ton)	$109.64	$131.51
Average low-volatile PCI coal cash cost of sales (per metric ton)	$122.36	$135.77
Average low-volatile PCI coal cash cost of production (per metric ton)	$82.57	$93.90

Total revenues with our Canada and U.K. Operations decreased $183.7 million for the nine months ended September 30, 2014 compared to the prior year period. The decrease in revenues was attributable to decreases of $160.5 million in hard coking and low-volatile PCI coal tons sold and $37.9 million due to lower average selling prices per metric ton of hard coking coal and low-volatile PCI coal. These decreases were offset partially by an increase of $6.6 million in thermal coal sales.
Total cost of sales, exclusive of depreciation and depletion, within our Canada and U.K. Operations decreased $172.8 million for the nine months ended September 30, 2014 compared to the prior year period due to decreases of $169.0 million in hard coking and low-volatile PCI coal tons sold and $26.8 million due to lower average cash cost of sales per metric ton of hard coking coal and low-volatile PCI sold. These decreases were partially offset by an increase of $20.3 million due to the idling of the Canadian operations, of which $12.7 million related to idle mine costs and $7.6 million related to transportation take-or-pay charges.
Our Canada and U.K. Operations consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per ton less average consolidated cost of metallurgical coal sales per ton, was $(14.36) and $(7.45), respectively, for the nine months ended September 30, 2014 and 2013. Our margins within our Canadian and U.K. Operations remain under pressure. As a result, we decided to idle the Canadian operations in the second quarter of 2014. We believe the long-term demand for metallurgical and low-volatile PCI coal within our Canadian and U.K. Operations to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.
The current year period includes restructuring and asset impairment charges of $4.6 million incurred in connection with the idling of the Canadian operations in the second quarter. The restructuring and asset impairment charges in the prior year period are primarily attributable to charges incurred in connection with the curtailment of operations at our Willow Creek Mine.
Our Canadian and U.K. Operations segment reported an operating loss of $145.6 million for the nine months ended September 30, 2014 as compared to an operating loss of $163.1 million in the prior year period. The decrease in the operating loss is primarily due to the idling of these operations in the second quarter of 2014.
FINANCIAL CONDITION
Cash and cash equivalents increased by $353.8 million at September 30, 2014 compared with December 31, 2013, primarily due to net cash flows provided by financing activities of $421.6 million due to the issuance of $350.0 million of 11.0%/12.0% Senior Secured Second Lien PIK Toggle Notes due 2020 and the issuance of $200.0 million and $320.0 million of 9.50% Add-on Senior Secured Notes due 2019. The proceeds from the issuance of these notes was used to retire existing debt of $418.3 million and pay debt issuance costs of $27.7 million, with the remainder of the proceeds used to fund operating activities. Cash flows provided by financing activities were partially offset by cash flows used in investing activities of $45.5 million, primarily for capital expenditures of $69.7 million offset by proceeds of $24.1 million received on the sale of the Blue Creek Coal Terminal, and cash flows used in operating activities of $20.8 million.
Net receivables were $217.1 million at September 30, 2014, representing a decrease of $64.7 million from December 31, 2013 primarily due to a decrease in revenues as a result of a decline in metallurgical coal prices and the timing of metallurgical coal sales in the month of September 2014 as compared with December 2013.
Net property, plant and equipment decreased by $124.4 million at September 30, 2014 as compared with December 31, 2013 primarily due to depreciation expense of $165.4 million, the sale of the Blue Creek Coal Terminal assets of $47.2 million offset partially by accrual based capital expenditures of $88.0 million and the impact of foreign currency exchange adjustments.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of short-term funding are our existing cash balances, operating cash flows and the unused portion of our revolving credit facility ("revolver"). Our principal sources of long-term funding are our term loan B entered into on April 1, 2011 and the proceeds received from our senior notes issued in 2012, 2013 and 2014, as discussed below. Our available liquidity as of September 30, 2014 was $623.9 million, consisting of cash and cash equivalents of $614.6 million and $9.3 million available under the Company's $76.9 million revolver, net of outstanding letters of credit of $67.6 million. In recent quarters, we have entered into the financing transactions and amendments discussed below which have enhanced liquidity, secured covenant relief and extended our debt maturities.
As of September 30, 2014, the revolver and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread ranging from 550 basis points for the revolver and 625 basis points on the term loan B debt, adjusted quarterly based on the

Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The revolver loans can be denominated in either U.S. dollars or Canadian dollars at our option. The commitment fee on the unused portion of the 2016 revolver is 0.50% and on the 2017 revolver is 0.625%. As of September 30, 2014, there were no borrowings outstanding under the revolver, with $2.0 million available under the Company's $16.9 million 2016 revolver, net of outstanding letters of credit of $14.9 million, and $7.3 million available under the Company's $60.0 million 2017 revolver, net of outstanding letters of credit of $52.7 million, for a total availability of $9.3 million. All borrowings under the revolver must be made pro-rata between the 2016 revolver and 2017 revolver through the maturity of the 2016 revolver.
Borrowings at September 30, 2014 under the amended 2011 Credit Agreement consisted of a term loan B debt balance of $978.2 million with a weighted average interest rate of 7.25% and no borrowings under the revolver, with $67.6 million in outstanding stand-by letters of credit.
Based on current forecasts and anticipated market conditions, we believe that funding provided by operating cash flows and available sources of liquidity are sufficient to meet substantially all of our operating needs, to make planned capital expenditures and all required interest and principal payments on indebtedness for the foreseeable future. Our operating cash flows and liquidity, however, are significantly influenced by numerous factors including prices of coal, coal production levels, mining conditions, costs of raw materials, interest rates and the general economy.
Credit Agreement Amendments
On March 18, 2014, the Company entered into an amendment (the "Sixth Amendment") to the 2011 Credit Agreement (as amended, the "Credit Agreement") which, among other things, (i) permitted the Company to repay the term loan A under its Credit Agreement without making a pro-rata repayment to the term loan B, (ii) extended the maturity of 81.6% of its revolving commitments (the "2017 revolver") to October 2017, with such extending lenders having their revolving commitments reduced by 20%, (iii) provided for amendments to certain incurrence covenants to provide additional flexibility, (iv) eliminated the liquidity and fixed charge coverage maintenance covenants, (v) modified the secured leverage ratio covenant, including to make it apply only to the commitments of the extending revolving lenders and (vi) provided for a 0.50% increase in the interest rate payable on the term loan B under the Credit Agreement. The Sixth Amendment also suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the revolver exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million, and became effective upon consummation of the offerings of the Add-on 2019 Notes (as defined below) and the Second Lien Notes (as defined below), the repayment in full of the term loan A and other customary conditions.
On July 7, 2014, the Company entered into an amendment (the "Seventh Amendment") to the 2011 Credit Agreement dated as of April 1, 2011 (as amended, the "Credit Agreement"), which, among other things, modified the financial maintenance ratio to be unlimited for the quarter ended June 30, 2014 so long as the Company issued at least $275.0 million of additional first lien notes within seven days (or such longer period during the fiscal quarter ending September 30, 2014 as may be determined by the administrative agent of the Credit Agreement) of the effective date of the Seventh Amendment. On July 14, 2014, concurrently with the closing of the Company's issuance of $320.0 million principal amount of 9.50% Senior Secured Notes (the "New First Lien Notes"), the financial maintenance ratio for the second quarter of 2014 became unlimited.
On July 8, 2014, the Company entered into an amendment (the "Eighth Amendment") to the Credit Agreement, which, among other things, provided the Company with an additional tranche of revolving loan commitments (the "New Revolving Credit Facility Tranche") in the amount of $61.2 million, thereby temporarily increasing the total available commitments under the revolving credit facility in the Credit Agreement to $375.0 million. The New Revolving Credit Facility Tranche would have matured in 2017. Effectiveness of the Eighth Amendment was conditioned upon the Company pricing a bond offering in an aggregate principal amount of no less than $275.0 million and certain other conditions, including making arrangements so that, immediately after giving effect to the funding of any loans under the New Revolving Credit Facility Tranche, proceeds of such bond issuance are applied to repay certain revolving loans and permanently terminate certain revolving commitments (including the New Revolving Credit Facility Tranche), required under the Credit Agreement. The Eighth Amendment also reduced the amount available under the 2016 revolver from $69.0 million to $16.9 million and reduced the amount available under the 2017 revolver from $244.8 million to $60.0 million for total availability of $76.9 million. On July 14, 2014, concurrently with the closing of the issuance of the New First Lien Notes, the Eighth Amendment became effective and the New Revolving Credit Facility Tranche was terminated. The Company recognized expense of $6.5 million of previously capitalized debt issuance costs related to the Eighth Amendment, which is included in gain (loss) on extinguishment of debt in the Condensed Consolidated Statements of Operations.
9.50% Add-on Senior Secured Notes due 2019
On March 27, 2014, the Company issued $200.0 million of 9.50% Senior Secured Notes due October 15, 2019 (the "Add-on 2019 Notes"). These notes are an addition to the $450.0 million of the Company's 9.50% Senior Secured Notes due 2019 which were issued on September 27, 2013.

11.0%/12.0% Senior Secured Second Lien PIK Toggle Notes due 2020
On March 27, 2014, the Company also issued $350.0 million of 11.0%/12.0% Senior Secured Second Lien Payment-in-Kind ("PIK") Toggle Notes due April 1, 2020 (the "Second Lien Notes"). These notes are unconditionally guaranteed, jointly and severally, by each of our current and future 100% owned domestic restricted subsidiaries that from time to time guarantee any of our indebtedness or any indebtedness of any of our restricted subsidiaries (the "Guarantors"). The Second Lien Notes and the guarantees are secured on a second priority basis, equally and ratably with all future second lien obligations, on substantially all of the Company's and the guarantors property and assets, which also secure the Company's 2011 Credit Agreement and First Lien Notes (as defined below) on a first priority basis. Interest on these notes is payable on April 1 and October 1 of each year, commencing on October 1, 2014.
The Company may elect to pay interest on the Second Lien Notes (1) entirely in cash, at a rate of 11.0% per annum, or (2) with a combination of (i) 50% cash and 50% by increasing the principal amount of the outstanding Second Lien Notes or issuing additional Second Lien Notes ("PIK Interest") or (ii) 75% cash and 25% PIK Interest. Interest on PIK Interest accrues on the Second Lien Notes at a rate equal of 12.0% per annum. The Company will pay the first and last interest payments entirely in cash. The Company has elected to pay 50% cash and 50% PIK Interest for the next interest payment date of April 1, 2015.
At any time prior to April 1, 2017, the Company may redeem up to 35% of the Second Lien Notes with the net cash proceeds of certain equity offerings, at a redemption price of 111.0% of the principal amount. The Company may redeem the Second Lien Notes, in whole or in part, prior to April 1, 2017 at a redemption price equal to 100% of the principal amount of the Second Lien Notes plus a "make-whole" premium of 1.625% and accrued and unpaid interest. The Company may redeem the Second Lien Notes, in whole or in part at redemption prices equal to 105.5% of principal amount for the year commencing April 1, 2017, 102.75% of principal amount for the year commencing April 1, 2018 and 100% of principal amount beginning on April 1, 2019. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the Second Lien Notes, the Company will be required to offer to repurchase each holder's Second Lien Notes at a price equal to 101% of the principal amount.
New First Lien Notes
On July 14, 2014, the Company issued the New First Lien Notes. The New First Lien Notes are an addition to the $450.0 million of the Company's 9.50% Senior Secured Notes due 2019 that were issued on September 27, 2013 and the $200.0 million of the Add-on 2019 Notes that were issued on March 27, 2014 (collectively, the "First Lien Notes"). The First Lien Notes will mature on October 15, 2019, and interest is payable on April 15 and October 15 of each year. The next interest payment date for the First Lien Notes is April 15, 2015.
The First Lien Notes are unconditionally guaranteed, jointly and severally, by the Guarantors. The First Lien Notes and the guarantees are secured on a first priority basis, equally and ratably with the Company's Credit Agreement and any future pari passu secured obligations (subject to permitted liens) on substantially all of the Company's and the Guarantor's property and assets, which also secure the Second Lien Notes on a second priority basis.
At any time prior to October 15, 2016, the Company may redeem up to 35% of the First Lien Notes with the net cash proceeds from certain equity offerings, at a redemption price of 109.50% of the principal amount. The Company may redeem the First Lien Notes, in whole or in part, prior to October 15, 2016, at a redemption price equal to 100% of the principal amount of the First Lien Notes plus a "make-whole" premium. The Company may redeem the First Lien Notes, in whole or in part at redemption prices equal to 107.125% of principal amount for the year commencing October 15, 2016, 102.375% of principal amount for the year commencing October 15, 2017 and 100% of principal amount beginning on October 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the First Lien Notes, the Company will be required to offer to repurchase each holder's First Lien Notes at a price equal to 101% of the principal amount.
Use of Proceeds from Notes Offerings
The Company utilized the net proceeds of the Add-on 2019 Notes, Second Lien Notes, and the New First Lien Notes to repay in full its term loan A debt, increase its liquidity and pay related fees and expenses. As the term loan A debt was extinguished, the unamortized debt issuance costs of $6.7 million and the unamortized debt discount of $7.2 million were expensed and are included in gain (loss) on extinguishment of debt for the nine months ended September 30, 2014 in the Condensed Consolidated Statements of Operations.
As market conditions warrant, we may continue to repurchase our debt securities in privately negotiated transactions, in open market purchases, by tender offer or otherwise.

Statements of Cash Flows
Cash balances were $614.6 million and $260.8 million at September 30, 2014 and December 31, 2013, respectively. The increase in cash during the nine months ended September 30, 2014 of $353.8 million primarily resulted from net cash provided by financing activities of $421.6 million due to the issuance of the New First Lien Notes in the third quarter of 2014 and the Add-on 2019 Notes and Second Lien Notes in the first quarter of 2014. This was partially offset by cash used in investing activities of $45.5 million, which included cash capital expenditures of $69.7 million and proceeds received from the sale of the Blue Creek Coal Terminal, and cash used in operating activities of $20.8 million. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2014	2013
Cash flows used in operating activities	$(20,786)	$(44,026)
Cash flows used in investing activities	(45,487)	(106,513)
Cash flows provided by financing activities	421,592	328,033
Effect of foreign exchange rates on cash	(1,514)	(961)
Net increase in cash and cash equivalents	$353,805	$176,533
The increase of $23.2 million in cash used in operating activities was primarily attributable to an increase in cash flows provided by working capital of $181.1 million partially offset by an increase in cash used in operations of $157.9 million, resulting primarily from the decline in the average selling price of metallurgical coal.
The increase in cash flows used in investing activities of $61.0 million was primarily attributable to a $39.0 million decrease in capital expenditures and $24.1 million of proceeds received from the sale of the Blue Creek Coal Terminal.
The increase in cash flows provided by financing activities of $93.6 million was primarily attributable to decreases in retirement of debt of $91.9 million, debt issuance costs of $14.4 million and dividends paid of $14.3 million partially offset by a decrease in proceeds from the issuance of debt of $27.6 million.
EBITDA
EBITDA is defined as earnings before interest, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring and asset impairment charges, gain (loss) on interest rate swap hedge ineffectiveness, gain (loss) on extinguishment of debt, Canada transportation take-or-pay charges and other items including proxy contest expenses and foreign currency adjustments. Consolidated EBITDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.
EBITDA, Adjusted EBITDA, and Consolidated EBITDA are financial measures which are not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that these non-GAAP financial measures provide additional insights into the performance of the Company, and they reflect how management analyzes Company performance and compares that performance against other companies. In addition, we believe that EBITDA, Adjusted EBITDA, and Consolidated EBITDA are useful measures as some investors and analysts use EBITDA, Adjusted EBITDA, and Consolidated EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. We believe that EBITDA, Adjusted EBITDA, and Consolidated EBITDA present a useful measure of our ability to incur and service debt based on ongoing operations. EBITDA, Adjusted EBITDA, and Consolidated EBITDA may not be comparable to similarly titled measures used by other entities.

Reconciliation of net loss to EBITDA, Adjusted EBITDA, and Consolidated EBITDA (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(98,902)	$(100,724)	$(342,471)	$(184,660)
Interest expense, net	79,231	58,362	218,065	157,314
Income tax benefit	(30,344)	(17,000)	(75,380)	(132,799)
Depreciation and depletion expense	58,413	82,986	204,653	232,496
Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	8,398	23,624	4,867	72,351
Restructuring and asset impairments	(2,426)	—	28,916	1,699
(Gain) loss on extinguishment of debt	(3,394)	874	(902)	6,875
Canada transportation take-or-pay charges	1,236	—	7,630	—
Other items, including proxy contest expenses and foreign currency adjustments	(2,627)	(3,415)	(2,223)	8,852
(Gain) loss on interest rate swap hedge ineffectiveness	(1,019)	235	(296)	235
Adjusted EBITDA	168	21,318	37,992	90,012
Non-cash charges(1)	6,130	12,743	25,070	29,955
Other adjustments(1)	3,677	(4,460)	5,095	10,995
Consolidated EBITDA(1)	$9,975	$29,601	$68,157	$130,962
_______________________________________________________________________________

(1)	Calculated in accordance with the amended 2011 Credit Agreement.
Analysis of Material Covenants
We believe we were in compliance with all covenants under the amended 2011 Credit Agreement and the indentures governing our notes as of September 30, 2014. A breach of the covenants in the amended 2011 Credit Agreement or the indentures governing our notes; including the applicable financial covenants under the amended 2011 Credit Agreement that measure ratios based on Consolidated EBITDA, as defined under the 2011 Credit Agreement, limits to capital spending, or other restricted cash outflows; could result in a default under the amended 2011 Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable upon such default. Any acceleration under either the amended 2011 Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the amended 2011 Credit Agreement and the indentures governing our notes, our ability to engage in activities such as incurring additional indebtedness and paying dividends is also tied to ratios based on Consolidated EBITDA.
Actual levels and specified covenant levels set forth in our amended 2011 Credit Agreement for the nine months ended September 30, 2014 were:

	Actual Levels	Covenant Levels
Capital Expenditures Covenant(1)	$87.6 million	$220.0 million
Maximum total senior secured debt less unrestricted cash to Consolidated EBITDA Ratio	N/A	N/A (2)
_______________________________________________________________________________

(1)
The Sixth Amendment to the 2011 Credit Agreement contains a capital expenditure covenant limiting capital expenditures to $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized in the succeeding fiscal year increasing the 2014 capital spending limit up to $220.0 million. As 2013 capital expenditures were $136.7 million compared to the 2013 covenant limit of $175.0 million, the 2014 covenant limit is now $220.0 million. The Company expects 2014 capital expenditures to be approximately $110.0 million.

(2)
The Sixth Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the revolver, excluding outstanding letters of credit, exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million. The required maximum senior secured leverage ratio covenant, once applicable, shall be the following for each period of four consecutive fiscal quarters then ending: September 30, 2014—7.5x; December 31, 2014—6.5x; March 31, 2015—5.5x; June 30, 2015—5.0x; September 30, 2015—4.5x; December 31, 2015 and each fiscal quarter ending thereafter—3.75x.

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
Interest Rate Risk
We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan B and revolver loans. As of September 30, 2014, the interest rates for the term loan B and revolver loans were tied to LIBOR or the CDOR, plus a credit spread of 550 basis points for the revolver and 625 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of September 30, 2014, our borrowings under the 2011 Credit Agreement totaled $978.2 million. As of September 30, 2014, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $2.3 million, while a 100 basis point decrease in interest rates would have no impact on our quarterly interest expense due to a minimum LIBOR floor of 1.0% for the term loan B.
Commodity Risks
We are exposed to commodity price risk on sales of natural gas. Our natural gas business sold 12.1 billion cubic feet of gas during the year ended December 31, 2013. We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas price. Such derivative instruments are structured as cash flow hedges and not for trading. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. No derivative instruments were entered into during the third quarter of 2014 and, as of September 30, 2014, none were outstanding.
Foreign Currency Risks
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar and the British pound in regions for which we operate but also have competitive exposure in other regions where our competitors maintain operations, such as Australia. We historically have not entered into any foreign exchange contracts to mitigate this type of risk.
ITEM 4.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended September 30, 2014 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Outlook," which could materially affect our business, financial condition or future results. Other than as described in this report, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by Us and Affiliated Purchasers
The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1, 2014 - July 31, 2014	795	$5.76
August 1, 2014 - August 31, 2014	17	$5.79
September 1, 2014 - September 30, 2014	—	$—
	812
_______________________________________________________________________________

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

Item 6.    Exhibits

Exhibit Number
4.1
Indenture, dated as of September 27, 2013, by and among Walter Energy, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association (as successor to Union Bank, N.A.), as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013).

4.2		Form of 9.500% Senior Secured Note due 2019 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013).

10.1
First-Lien Notes Collateral Agreement, dated as of September 27, 2013, among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc. and Wilmington Trust, National Association (as successor to Union Bank, N.A.), as collateral agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13711) filed on September 30, 2013).

10.2
Amended and Restated Intercreditor Agreement, dated as of March 27, 2014, among Walter Energy, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, Wilmington Trust, National Association (as successor to Union Bank, N.A.), as Collateral Agent for the First Lien Notes, Wilmington Trust, National Association, as Collateral Agent for the Second Lien Notes and each additional Collateral Agent and Authorized Representative from time to time party thereto (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-13711) filed on April 1, 2014).

10.3
Seventh Amendment, dated as of July 7, 2014, to Credit Agreement, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13711) filed on July 11, 2014).

10.4
Eighth Amendment, dated as of July 8, 2014, to Credit Agreement, by and among Walter Energy, Inc., certain subsidiaries of Walter Energy, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-13711) filed on July 11, 2014).

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
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

_______________________________________________________________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER ENERGY, INC.

/s/ WALTER J. SCHELLER, III
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014

/s/ WILLIAM G. HARVEY
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2014